Form 10-Q
period 2007-06-30
LPL Investment Holdings Inc.
filed 2007-08-14
CIK 1397911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-

LPL Investment Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3717839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Beacon Street, Floor 22
Boston MA 02108
(617) 423-3644

(Address including zip code, and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of shares of Common Stock, par value $0.01 per share, outstanding as of June 18, 2007 was 8,615,908.19.

i

Where You Can Find More Information

We are required to file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission, or SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

When we use the terms “LPLIH”, “we”, “us”, “our”, and the “firm” we mean LPL Investment Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q in Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections includes forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “intend” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A—“Risk Factors” in the Form 10-A filed by the Company on July 31, 2007.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this filing to conform our prior forward-looking statements to actual results or revised expectations.

ii

PART I—FINANCIAL INFORMATION

Item 1.                        Unaudited Consolidated Financial Statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006
(Dollars in thousands)

	2007	2006
ASSETS
Cash and cash equivalents	$203,912	$245,163
Cash and securities segregated under federal and other regulations	24,758	52,178
Receivable from:
Customers, net of allowance of $385 at June 30, 2007 and $202 at December 31, 2006	342,868	326,376
Product sponsors, broker-dealers, and clearing organizations	117,106	89,706
Others, net of allowances of $2,660 at June 30, 2007 and $2,590 at December 31, 2006	68,962	52,088
Securities owned:
Marketable securities(1)—at market value	14,834	9,524
Other securities—at amortized cost	9,893	10,635
Securities borrowed	16,162	12,686
Mortgage loans held for sale—net	3,478	4,362
Fixed assets, net of accumulated depreciation and amortization of $112,115 at June 30, 2007 and $90,731 at December 31, 2006	133,352	121,594
Debt issuance costs, net of accumulated amortization of $6,367 at June 30, 2007 and $4,564 at December 31, 2006	25,541	26,469
Goodwill	1,287,665	1,249,159
Intangible assets, net of accumulated amortization of $47,382 at June 30, 2007 and $31,245 at December 31, 2006	639,945	535,289
Trademarks and trade names, net of accumulated amortization of $324 at June 30, 2007 and $0 at December 31, 2006	44,373	39,819
Interest rate swaps	7,039	3,188
Prepaid expenses	16,360	15,423
Other assets	25,464	3,885
Total assets	$2,981,712	$2,797,544

(1)          Includes $2,647 and $2,643 pledged to clearing organizations at June 30, 2007 and December 31, 2006, respectively.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006
(Dollars in thousands, except par value)

	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Warehouse lines of credit	$1,927	$3,718
Drafts payable	107,619	104,344
Payable to customers	233,630	294,574
Payable to broker-dealers and clearing organizations	34,458	30,354
Accrued commissions and advisory fees payable	117,612	70,096
Accounts payable and accrued liabilities	69,662	34,381
Income taxes payable	12,972	969
Unearned revenue	38,736	31,113
Securities sold but not yet purchased—at market value	5,779	10,806
Senior credit facilities and subordinated notes	1,390,283	1,344,375
Deferred income taxes—net	233,525	245,897
Total liabilities	2,246,203	2,170,627
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized; 8,615,908 shares issued and outstanding at June 30, 2007, and 8,284,360 shares issued and outstanding at December 31, 2006	86	83
Additional paid-in capital	661,949	591,254
Stockholder loans	(1,747)	—
Accumulated other comprehensive income	4,278	1,938
Retained earnings	70,943	33,642
Total stockholders’ equity	735,509	626,917
Total liabilities and stockholders’ equity	$2,981,712	$2,797,544

See notes to unaudited consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Commissions	$364,451	$231,952	$663,732	$444,702
Advisory fees	169,077	129,071	325,577	247,109
Asset-based fees	55,896	34,157	108,788	65,262
Transaction and other fees	41,124	34,620	80,237	68,659
Interest income	8,743	6,919	16,653	12,560
Other	8,478	3,304	15,499	6,134
Total revenues	647,769	440,023	1,210,486	844,426
EXPENSES:
Commissions and advisory fees	459,848	310,728	847,982	592,762
Compensation and benefits	52,305	33,277	99,586	64,663
Depreciation and amortization	18,469	16,326	36,158	32,416
Promotional	7,468	5,302	21,529	15,785
Occupancy and equipment	9,564	6,289	17,470	12,167
Communications and data processing	5,782	5,918	11,540	11,225
Brokerage, clearing, and exchange	6,567	4,583	11,519	8,170
Professional services	6,657	2,765	11,130	5,491
Regulatory fees and expenses	3,714	4,289	7,706	8,718
Travel and entertainment	3,186	1,566	5,636	3,010
Other	2,069	1,220	4,293	2,802
Total noninterest expenses	575,629	392,263	1,074,549	757,209
Interest expense from brokerage operations and mortgage lending	161	144	280	196
Interest expense from senior credit facilities and subordinated notes	30,856	31,814	61,483	63,189
Total expenses	606,646	424,221	1,136,312	820,594
INCOME BEFORE PROVISION FOR INCOME TAXES	41,123	15,802	74,174	23,832
PROVISION FOR INCOME TAXES	17,864	5,303	32,428	8,676
NET INCOME	$23,259	$10,499	$41,746	$15,156

See notes to unaudited consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED) (Dollars in thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Stockholder	Comprehensive	Retained	Stockholders’
	Stock	Capital	Loans	Income	Earnings	Equity
BALANCE—December 31, 2005	$83	$588,341	$—	$—	$—	$588,424
Comprehensive income:
Net income					15,156	15,156
Change in unrealized gains on interest rate swaps, net of tax expense of $5,297 (Note 13)				7,622		7,622
Total comprehensive income						22,778
Share-based compensation		1,456				1,456
BALANCE—June 30, 2006	$83	$589,797	$—	$7,622	$15,156	$612,658
BALANCE—December 31, 2006	$83	$591,254	$—	$1,938	$33,642	$626,917
Comprehensive income:
Net income					41,746	41,746
Change in unrealized gains on interest rate swaps, net of tax expense of $1,511 (Note 13)				2,340		2,340
Total comprehensive income						44,086
Cumulative effect of change in accounting principle upon adoption of FIN 48, net of tax benefit of $2,101 (Note 11)					(4,445)	(4,445)
Loans to stockholders (Note 18)			(1,747)			(1,747)
Share-based compensation		902				902
Issuance of common stock for acquisitions (Note 3)	3	69,793				69,796
BALANCE—June 30, 2007	$86	$661,949	$(1,747)	$4,278	$70,943	$735,509

See notes to unaudited consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED) (Dollars in thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,746	$15,156
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	36,158	32,416
Amortization of debt issuance costs	1,803	2,761
Loss (gain) on disposal of fixed assets	122	(9)
Share-based compensation	902	1,456
Provision for bad debts	271	367
Deferred income tax provision	(11,782)	(8,571)
Other	12	(59)
Mortgage loans held for sale:
Originations of loans	(68,719)	(32,280)
Proceeds from sale of loans	70,289	31,879
Gain on sale	(703)	(503)
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	27,420	20,885
Receivable from customers	(16,675)	(48,130)
Receivable from product sponsors, broker-dealers, and clearing organizations	(15,435)	15,490
Receivable from others	(10,966)	(4,827)
Securities owned	(3,569)	(1,010)
Securities borrowed	(3,476)	2,772
Prepaid expenses	602	353
Other assets	3,700	4,848
Drafts payable	2,732	4,638
Payable to customers	(60,944)	(23,662)
Payable to broker-dealers and clearing organizations	4,103	11,247
Accrued commissions and advisory fees payable	21,213	8,286
Accounts payable and accrued liabilities	9,718	(15,674)
Income taxes payable/receivable	4,788	43,699
Unearned revenue	6,272	6,002
Securities sold but not yet purchased	(5,027)	(2,390)
Net cash provided by operating activities	34,555	65,140

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (Continued)
(UNAUDITED) (Dollars in thousands)

	2007	2006
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(24,566)	$(6,622)
Proceeds from disposal of fixed assets	41	9
Purchase of other securities classified as held-to-maturity	(2,204)	(32,606)
Proceeds from maturity of other securities classified as held-to-maturity	3,004	25,527
Equity investment.	(5,000)	—
Acquisitions net of existing cash balances of $52,215	(88,515)	—
Net cash used in investing activities	(117,240)	(13,692)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior credit facilities	(4,092)	(48,750)
Proceeds from senior credit facilities	50,000	—
Payment of debt issuance costs	(936)	—
Loans to stockholders	(1,747)	—
Proceeds from warehouse lines of credit	68,725	32,270
Repayment of warehouse lines of credit	(70,516)	(31,376)
Net cash provided by (used in) financing activities	41,434	(47,856)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,251)	3,592
CASH AND CASH EQUIVALENTS—Beginning of period	245,163	134,592
CASH AND CASH EQUIVALENTS—End of period	$203,912	$138,184
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$62,075	$61,712
Income taxes paid	$39,421	$27,238
NONCASH DISCLOSURE:
Income taxes payable recorded as a cummulative effect of change in accounting principle upon the adoption of FIN 48 (Note 11)	$(6,546)
Fair value of assets acquired	$264,939
Cash paid for common stock acquired	(140,730)
Common stock issued for acquisitions	68,552
Liabilities assumed	$55,657
Common stock issued to satisfy accrued liability (Note 3)	$1,244

See notes to unaudited consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                 ORGANIZATION AND DESCRIPTION OF THE COMPANY

LPL Investment Holdings Inc. (“LPLIH”), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the “Company”) is a provider of brokerage, investment advisory, and infrastructure services to independent financial advisors (“IFAs”) and financial institutions who employ financial advisors (“FAs”), in the United States of America. The Company provides access to a broad array of financial products and services for IFAs and financial institutions who employ financial advisors, to market to their clients, as well as a technology and service platform to enable IFAs to more efficiently operate their practices.

On December 28, 2005, LPL Holdings, Inc. (“LPLH”), a Massachusetts holding corporation, and its subsidiaries were acquired through a merger transaction with BD Acquisition Inc., a wholly owned subsidiary of LPLIH (previously named BD Investment Holdings, Inc.). LPLIH was formed by investment funds affiliated with TPG Partners IV, L.P., and Hellman & Friedman Capital Partners V, L.P. (collectively, the “Majority Holders”). The acquisition was accomplished through the merger of BD Acquisition, Inc. with and into LPLH, with LPLH being the surviving entity (the “Acquisition”). The Acquisition was financed by a combination of borrowings under the Company’s new senior credit facilities, the issuance of senior unsecured subordinated notes, and direct and indirect equity investments from the Majority Holders, co-investors, management, and the Company’s IFAs (see Notes 12 and 15).

On January 2, 2007, the Company acquired all of the outstanding capital stock of UVEST Financial Services Group, Inc. (“UVEST”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), the acquisition has been accounted for under the purchase method of accounting. As a result, the accompanying consolidated financial statements and these notes include the balances of UVEST as of June 30, 2007, and the results of its operations, cash flows, and other activities for the period January 2, 2007 through June 30, 2007 (see Note 3).

On June 20, 2007, the Company acquired from Pacific Life Insurance Company all the outstanding membership interests in Pacific Select Group, LLC and its wholly owned subsidiaries Mutual Services Corporation (“MSC”), Associated Financial Group, Inc. (“AFG”), and Waterstone Financial Group, Inc. (“WFG”). In connection with the acquisition, Pacific Select Group, LLC changed its name to LPL Independent Advisor Services Group LLC (“IASG”). In accordance with SFAS 141, the acquisition has been accounted for under the purchase method of accounting. As a result, the accompanying consolidated financial statements and these notes include the balances of IASG as of June 30, 2007, and the results of its operations, cash flows, and other activities for the period June 20, 2007 through June 30, 2007 (see Note 3).

Description of Our Subsidiaries—LPLH, a Massachusetts holding corporation, owns 100% of the issued and outstanding common stock of Linsco/Private Ledger Corp. (“Linsco”), UVEST, IASG, Independent Advisers Group Corporation (“IAG”), Innovex Mortgage, Inc. (“Innovex”), and Linsco/Private Ledger Insurance Associates, Inc. (“LPL Insurance Associates”). LPLH is also the majority stockholder in Private Trust Company Holdings, Inc. (“PTCH”), and owns 100% of the issued and outstanding voting common stock. As required by the Office of the Comptroller of the Currency, members of the Board of Directors of PTCH own eight shares of nonvoting common stock in PTCH.

Linsco, headquartered in Boston and San Diego, is a clearing broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934 and an investment adviser registered with the

SEC pursuant to the Investment Advisers Act of 1940. Linsco is also registered as a Futures Commission Merchant with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association. Additionally, Linsco is a member of the Boston Stock Exchange.

Linsco principally transacts business as an agent for IFAs and FAs on behalf of customers in mutual funds, stocks, fixed income instruments, commodities, options, private and public partnerships, variable annuities, real estate investment trusts, and other investment products. Linsco is licensed to operate in all 50 states and Puerto Rico and has an independent contractor sales force of approximately 7,500 registered IFAs dispersed throughout the United States.

UVEST, a North Carolina corporation, is an introducing broker-dealer registered with the FINRA and the SEC pursuant to the Securities Exchange Act of 1934 and an investment adviser registered with the SEC pursuant to the Investment Advisers Act of 1940. UVEST provides independent, nonproprietary third-party brokerage services to more than 300 financial institutions. UVEST is licensed to operate in all 50 states and Puerto Rico and has a sales force of approximately 800 registered FAs disbursed throughout the United States.

IASG, a Delaware limited liability company, is a holding company for MSC, AFG, and WFG. MSC, a Michigan corporation, is an introducing broker-dealer registered with the SEC and a member of the FINRA. Contemporary Financial Solutions, Inc., a Delaware corporation, is an introducing broker-dealer and a wholly owned subsidiary of MSC. AFG, a California corporation, is a holding company of wholly owned subsidiaries; Associated Securities Corp., an introducing broker-dealer and Associated Planners Investment Advisory, Inc., an investment advisor registered with the SEC pursuant to the Investment Advisers Act of 1940 (collectively “AFG”). WFG, an Illinois corporation, is an introducing broker-dealer registered with the SEC and a member of the FINRA. The IASG entities engage primarily in introducing brokerage and advisory transactions for mutual funds, stocks, fixed income instruments, variable annuities, and other insurance products to third-party clearing broker/dealers on behalf of IFAs. The IASG entities have a consolidated sales force of approximately 2,100 registered IFAs.

IAG is an investment adviser registered with the SEC pursuant to the Investment Advisers Act of 1940, which offers an investment advisory platform for customers of financial advisors working for other financial institutions.

Innovex conducts real estate mortgage banking and brokerage activities. Innovex’s primary business is originating residential mortgage loans for customers of IFAs who do business through its sister company, Linsco, throughout the United States. Innovex originates, underwrites, and funds a variety of mortgage and home equity loan products to suit the needs of borrowers. Innovex’s revenues are derived from the referral of loans to lenders and the origination and sale of residential real estate loans for placement in the secondary market. Innovex is a Housing and Urban Development (“HUD”) approved Title II nonsupervised mortgagee.

LPL Insurance Associates operates as a brokerage general agency for fixed insurance sales and services.

PTCH is a holding company for The Private Trust Company, N.A. (“PTC”). PTC has been chartered as a national bank with limited trust powers since August 1995, providing a wide range of trust, investment management, and custodial services for estates and families. PTC also provides Individual Retirement Account custodial services for its sister affiliate, Linsco.

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, intangible assets, allowance for doubtful accounts, accruals for liabilities and income taxes, revenue and expense accruals, and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ materially from those estimates.

Reclassifications—Certain reclassifications were made to prior period amounts to conform the current period presentation. These reclassifications had no effect on reported earnings, working capital, or stockholders’ equity.

Consolidation—The Company consolidates all subsidiaries for which it has a controlling interest as defined by and in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements.

All intercompany balances and transactions have been eliminated in consolidation. The Company accounts for the ownership of nonvoting common stock in PTCH as a minority interest. As of June 30, 2007, minority interest was $8,000 and is included in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition. The related minority interest expense is recorded in the accompanying consolidated statements of income.

Comprehensive Income—The Company’s comprehensive income is composed of net income and the effective portion of the unrealized gains on financial derivatives in cash flow hedge relationships, net of related taxes.

Cash and Cash Equivalents—Cash and cash equivalents are composed of interest and noninterest-bearing deposits, money market funds, and U.S. government obligations that meet the definition of a cash equivalent. Cash equivalents are highly liquid investments, with original maturities of less than 90 days, that are not required to be segregated under federal or other regulations.

Cash and Securities Segregated Under Federal and Other Regulations—Certain of the Company’s subsidiaries are subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its customers in accordance with SEC Rule 15c3-3 and other regulations. At June 30, 2007 and December 31, 2006, the Company had $24.76 million and $52.18 million, respectively, in cash and securities segregated in special reserve bank accounts for the benefit of customers.

Receivable From and Payable to Customers—Receivable from and payable to customers includes amounts due on cash and margin transactions. The Company extends credit to its customers to finance their purchases of securities on margin. The Company receives income from interest charged on such extensions of credit. The Company pays interest on certain customer free credit balances held pending investment. Loans to customers are generally fully collateralized by customer securities, which are not included in the accompanying consolidated statements of financial condition.

To the extent that margin loans and other receivables from customers are not fully collateralized by customer securities, management establishes an allowance that it believes is sufficient to cover any probable losses. When establishing this allowance, management considers a number of factors, including its ability to collect from the customer and/or the customer’s IFA and the Company’s historical experience in collecting on such transactions. As of June 30, 2007 and December 31, 2006, the allowances were $385,000 and $202,000, respectively.

Receivable From Product Sponsors, Broker-Dealers, and Clearing Organizations—Receivable from product sponsors, broker-dealers, and clearing organizations primarily consists of commission and transaction-related receivables.

Receivable From Others—Receivable from others primarily consists of other accrued fees from product sponsors and financial advisors. The Company periodically extends credit to its IFAs in the form of recruiting loans, commission advances, and other loans. The decisions to extend credit to IFAs are generally based on either the IFAs credit history, his or her ability to generate future commissions, or both.

Management maintains an allowance for uncollectible amounts using an aging analysis that takes into account the IFAs registration status and the specific type of receivable. The aging thresholds and specific percentages used represent management’s best estimates of probable losses. Management monitors the adequacy of these estimates through periodic evaluations against actual trends experienced.

The following schedule shows the Company’s activity in providing for an allowance for uncollectible amounts due from others (in thousands):

	2007	2006
Beginning balance—January 1	$2,590	$2,529
Provision	88	367
Charge-offs—net of recoveries	(18)	(161)
Ending balance—June 30	$2,660	$2,735

Securities Owned and Sold But Not Yet Purchased—Securities owned and securities sold but not yet purchased are reflected on a trade-date basis at market value with realized and unrealized gains and losses being recorded in other revenue in the consolidated statements of income. Customers’ securities transactions are recorded on a settlement-date basis, with related commission income and expense reported on a trade-date basis.

U.S. government notes, held by PTCH, are classified as held-to-maturity, as PTCH has both the intent and ability to hold them to maturity. PTCH also invests in stock held in the Federal Reserve Bank, which is a nonmarketable security. U.S. government notes are carried at amortized cost, and stock held in the Federal Reserve Bank is carried at cost.

Interest income is accrued as earned and dividends are recorded on the ex-dividend date. Premiums and discounts are amortized, using a method that approximates the effective yield method, over the term of the security and recorded as an adjustment to the investment yield.

Securities Borrowed and Loaned—Securities borrowed and securities loaned are accounted for as collateralized financings and are recorded at the amount of the cash provided for securities borrowed transactions and cash received for securities loaned (generally in excess of market values). The adequacy of the collateral deposited for securities borrowed is continuously monitored and adjusted when considered necessary to minimize the risk associated with this activity. At June 30, 2007 and December 31, 2006, the Company had $16.16 million and $12.69 million, respectively, in securities borrowed. The collateral received for securities loaned is generally cash and is adjusted daily through the Depository Trust Company’s (“DTC”) net settlement process, and securities loaned is included in payable to broker-dealers and clearing organizations in the consolidated statements of financial condition. Securities loaned generally represent customer securities that can be pledged under standard margin loan agreements. At June 30, 2007 and December 31, 2006, the Company had $20.89 million and $14.88 million, respectively, of pledged securities loaned under the DTC Stock Borrow Program.

Mortgage Loans Held for Sale—The Company originates residential mortgage loans through warehouse lines-of-credit facility or as a broker for other banks. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are sold on a nonrecourse basis with certain representations and warranties. Fair value is determined by outstanding commitments from investors, if any, or current investor bids. The Company evaluates the need for market valuation reserves on mortgage loans held for sale based on a number of quantitative and qualitative factors, primarily changes in interest rates and collateral values. The Company sells all mortgage loans that it originates. At June 30, 2007, the Company assessed the market value of such loans as being equal to or greater than cost. Accordingly, no reserve has been established.

The Company has an agreement with certain third-party financial institutions for them to purchase loans originated by the Company, as long as such loans meet certain criteria, generally within 30 days from funding. Loan origination and processing fees and certain direct origination costs are deferred until the related loan is sold.

Fixed Assets—Furniture, equipment, computers, purchased software, capitalized software, and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying leases, ranging up to 12 years. Equipment, furniture, fixtures, computers, and purchased software are depreciated over periods of three to seven years. Automobiles have depreciable lives of five years. Management reviews fixed assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

Software Development Costs—Software development costs are charged to operations as incurred. Software development costs include costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not otherwise qualify for capitalization under the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).

The costs of internally developed software that qualify for capitalization under SOP 98-1 are capitalized as fixed assets and subsequently amortized over the estimated useful life of the software, which is generally three years. The costs of internally developed software are included in fixed assets at the point at which the conceptual formulation, design, and testing of possible software project alternatives are complete and management authorizes and commits to funding the project. The Company does not capitalize pilot projects and projects where it believes that the future economic benefits are less than probable. The value assigned to internally developed software in connection with certain acquisitions is amortized over an expected weighted-average economic useful life of approximately 4.3 years.

Deferred Loan Issuance Costs—Debt issuance costs incurred in connection with the issuance of the senior secured credit facilities and the senior unsecured subordinated notes have been capitalized and are being amortized as additional interest expense over the expected terms of the related debt agreements using the effective interest method.

Goodwill—Goodwill represents the cost of acquired companies in excess of the fair value of net tangible assets at acquisition date. Value was assigned to the Company’s goodwill in conjunction with certain acquisitions (see Notes 1 and 3). In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized, but tested annually for impairment (in December), or more frequently if certain events having a material impact on the Company’s value occur. No impairment occurred for the three and six month periods ended June 30, 2007 and 2006.

Intangible Assets—Intangible assets, which consist of relationships with IFAs, FAs, and product sponsors, are amortized on a straight-line basis over their estimated useful lives. The Company evaluates the remaining useful lives of intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. Intangible assets are also tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (“SFAS 144”). An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the estimated fair value is less than the corresponding carrying value.

Trademarks and Trade Names—The Company’s business is highly dependent on its IFAs, and, as a result, expenditures are regularly made to market the Company’s trademarks and trade names to them.

The Company’s primary trademarks and trade names were determined to have an indefinite life, and will be tested for potential impairment annually or whenever events or changes in circumstances suggest that the carrying value of such asset may not be fully recoverable in accordance with SFAS 142. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the estimated fair value is less than the corresponding carrying value. Trademarks and trade names of certain acquired subsidiaries (representing $4.89 million) were determined to have finite lives and are being amortized over their expected useful lives of three years to 10 years.

Classification and Valuation of Certain Investments—The classification of an investment determines its accounting treatment. The Company generally classifies its investments in debt and equity instruments (including mutual funds, annuities, corporate bonds, government bonds, and municipal bonds) as trading securities, except for government bonds held by PTCH, which are classified as held-to-maturity based on management’s intent. The Company has not classified any investments as available-for-sale. Investment classifications are subject to ongoing review and can change. Securities classified as trading are carried at fair value, while securities classified as held-to-maturity are carried at amortized cost. When possible, the fair value of securities is determined by obtaining quoted market prices. The Company also makes estimates about the fair value of investments and the timing for recognizing losses based on market conditions and other factors. If its estimates change, the Company may recognize additional losses. Both unrealized and realized gains and losses on trading securities are recognized in other revenue on a net basis in the consolidated statements of income.

Derivative Instruments and Hedging Activities—The Company periodically uses financial derivative instruments, such as interest rate swap agreements, to protect itself against changing market prices or interest rates and the related impact to the Company’s assets, liabilities, or cash flows. The Company also evaluates its contracts and commitments for terms that qualify as embedded derivatives. All derivatives are reported at their corresponding fair value in the Company’s consolidated statements of financial condition.

Financial derivative instruments expected to be highly effective hedges against changes in cash flows are designated as such upon entering into the agreement. At each reporting date, the Company reassesses the effectiveness of the hedge to determine whether or not it can continue to use hedge accounting. Under hedge accounting, the Company records the increase or decrease in fair value of the derivative, net of tax impact, as other comprehensive income or losses. If the hedge is not determined to be a perfect hedge, yet is still considered highly effective, the Company will calculate the ineffective portion and record the related change in its fair value as additional interest income or expense in the consolidated statements of income. Amounts accumulated in other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Drafts Payable—Drafts payable represent customer checks drawn against the Company that have not yet cleared through the bank.

Legal Reserves—The Company records reserves for legal proceedings in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors, including, but not limited to, the amount of the claim, the amount of the loss in the customer’s account, the basis and validity of the claim, the possibility of wrongdoing on the part of an IFA, likely insurance coverage, previous results in similar cases, and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded as professional services in the accompanying consolidated statements of income.

Estimates of Effective Income Tax Rates, Deferred Income Taxes, and Valuation Allowances—In preparing the consolidated financial statements, the Company estimates the income tax expense based on the various jurisdictions where the Company conducts business. The Company must then assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established to the extent that it is more likely than not that such deferred tax assets will not be realized. When the Company establishes a valuation allowance or modifies the existing allowance in a certain reporting period, the Company generally records a corresponding increase or decrease to tax expense in the consolidated statements of income. Management makes significant judgments in determining the provision for income taxes, the deferred tax assets and liabilities, and any valuation allowances recorded against the deferred tax asset. Changes in the estimate of these taxes occur periodically due to changes in the tax rates, changes in the business operations, implementation of tax planning strategies, resolution with taxing authorities of issues where the Company had previously taken certain tax positions, and newly enacted statutory, judicial, and regulatory guidance. These changes, when they occur, affect accrued taxes and can be material to the Company’s operating results for any particular reporting period.

Additionally, the Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated statements of financial condition and statements of income. See Note 11 for additional detail on our uncertain tax positions.

Revenue Recognition Policies:

Commissions—The Company records commissions received from mutual funds, annuity, insurance, equity, fixed income, direct investment, option, and commodity transactions on a trade-date basis. Commissions also include mutual fund and variable annuity trails, which are recognized as earned as a percentage of assets under management over the period for which services are performed. Due to the significant volume of mutual fund and variable annuity purchases and sales transacted by IFAs directly with product manufacturers, management must estimate a portion of its upfront commission and trail revenues for each accounting period for which the proceeds have not yet been received. These estimates are based on a number of factors, but primarily on the volume of similar transactions for the same period for which cash has been received. Because the Company records commissions payable based upon standard payout ratios for each product as it accrues for commission revenue, any adjustment between actual and estimated commission revenue will be offset in part by the corresponding adjustment to commissions payable.

Advisory and Asset-Based Fees—The Company charges investment advisory fees based on a customer’s portfolio value, generally at the beginning of each quarter. Advisory fees collected in advance are recorded as unearned revenue and are recognized ratably over the period in which such fees are earned. Advisory fees collected in arrears are recorded as earned. Asset-based fees are primarily derived from the Company’s marketing, sub-transfer agency agreements, and customer cash sweep products and are recorded and recognized ratably over the period in which services are provided.

Transaction and Other Fees—The Company charges transaction fees for executing noncommissionable transactions on customer accounts. Transaction-related charges are recognized on a trade-date basis. Other fees relate to services provided and other account charges generally outlined in the Company’s agreements with its IFAs and customers. Such fees are recognized as services are performed or as earned, as applicable. In addition, the Company offers various software-related products that are charged on a subscription basis. Fees are recognized over the subscription period.

Interest Income—The Company earns interest income from its cash equivalents, customer margin balances, and on mortgage loans held for sale.

Gain on Sale of Mortgage Loans Held for Sale—The Company recognizes gains on the sale of mortgage loans held for sale on the date of settlement. A gain is recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold, including deferred loan origination fees and certain direct origination costs. All loans are sold on a servicing-released basis, the Company does not service the loans after they are sold, and it sells all loans before first payment is made. Loans are accounted for as sold when control of the mortgage loans is surrendered. Control over mortgage loans is deemed to be surrendered when (i) the mortgage loans have been isolated from the Company, (ii) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the loans, and (iii) the Company does not maintain effective control of the mortgage loans through either (a) an agreement that entitles and obligates the Company to repurchase or redeem the mortgage loans before maturity or (b) the ability to unilaterally cause the buyer to return specific mortgage loans.

Compensation and Benefits—The Company records compensation and benefits for all cash and deferred compensation, benefits, and related taxes as earned by its employees. In compensation and benefits, the Company also includes fees earned by temporary employees and contractors who perform similar services to those performed by the Company’s employees, primarily software development and project management activities. Temporary employee and contractor services of $3.92 million and $7.64 million were incurred during the three and six months ended June 30, 2007, respectively, and $3.75 million and $6.77 million were incurred during the three and six months ended June 30, 2006, respectively.

Share-Based Compensation—On January 1, 2006, the Company adopted SFAS No. 123R (Revised), Share-Based Payment, (“SFAS 123R”). SFAS 123R requires the recognition of the fair value of share-based compensation in net income. The Company recognizes share-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. Prior to January 1, 2006, the Company accounted for employee equity awards using APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations in accounting for share-based compensation.

The Company has adopted the provisions of SFAS 123R using the prospective transition method, whereby it will continue to account for nonvested equity awards to employees outstanding prior to January 1, 2006, using APB 25, and apply SFAS 123R to all awards granted or modified after that date. In accordance with the transition rules of SFAS 123R, the Company no longer provides pro forma disclosures illustrating what net income would have been had the Company valued share-based awards under a fair value method rather than under the intrinsic value method of APB 25.

The Company recognized $348,000 and $698,000 of share based compensation for the three and six months ended June 30, 2007, respectively, and $728,000 and $1,456,000 of share based compensation for the three and six months ended June 30, 2006, respectively, under APB 25 related to the vesting of stock options awarded to employees prior to January 1, 2006. As of June 30, 2007, approximately $700,000 remains in unrecognized compensation for those awards, which is expected to be recognized ratably through December 31, 2007, its final vesting period.

The Company also recognized $147,000 and $204,000 of share-based compensation under SFAS 123R related to stock options awarded to employees for the three and six months ended June 30, 2007, respectively. As of June 30, 2007, total unrecognized compensation cost related to nonvested share-based compensation arrangements granted was $4.17 million, which is expected to be recognized over a weighted-average period of 6.05 years. Under SFAS 123R, the Company calculates the compensation cost for stock options based on its estimated fair value. As there are no observable market prices for identical or similar instruments, the Company estimates fair value using a Black-Scholes valuation model. The following table presents the weighted-average assumptions used by the Company in calculating the fair value of stock options with the Black-Scholes valuation model with the following assumptions for the three and six months ended June 30, 2007:

	Six months ended
	June 30,
	2007	2006
Expected life (in years)	6.49	6.27
Expected stock price volatility	31.72%	34.89%
Expected dividend yield	—	—
Annualized forfeiture rate	0.27%	0.27%
Fair value of options	$89.69	$46.01
Risk-free interest rate	5.23%	5.16%

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. The Company has elected to use the shortcut approach in accordance with SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to develop the estimate of the expected term. Expected volatility is calculated based on companies of similar growth and maturity and the Company’s peer group in the industry in which the Company does business because the Company does not have sufficient historical volatility data. The Company will continue to use peer group volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. In the future, as the Company gains historical data for volatility in its own stock and the actual term over which employees hold its options, expected volatility, and the expected term may change, which could substantially change the grant-date fair value of future awards of stock options and, ultimately, compensation recorded on future grants.

The Company has assumed an annualized forfeiture rate of 0.27% for its options based on a combined review of industry and employee turnover data, as well as an analytical review performed of historical prevesting forfeitures occurring over the previous year. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Fair Value of Financial Instruments—The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value. Customer receivables, primarily consisting of floating rate margin loans collateralized by customer securities, are charged interest at rates similar to such other loans made within the industry.

Commitments and Contingencies—The Company recognizes liabilities for contingencies when analysis indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount.

Management evaluates all available evidence about asserted and unsettled income tax contingencies and unasserted income tax contingencies caused by uncertain income tax positions taken in the Company’s income tax returns filed with the Internal Revenue Service and state and local tax authorities. Contingencies that management believes are estimable and probable of payment, if successfully challenged by such tax authorities, are accrued for under the provisions of FIN 48.

Recently Issued Accounting Pronouncements—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities (“SFAS 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated statements of financial condition, statements of income, or cash flows.

On January 1, 2007, the Company adopted the provisions FIN 48, which clarifies the accounting uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 requires the Company to recognize in the consolidated financial statements the tax effects of a position only if it is “more likely than-not” to be sustained based solely on its technical merits; no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 resulted in a reduction to stockholder’s equity of $4.45 million, which has been recorded as a cumulative change in accounting principle (see Note 11).

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data; for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 are not expected to have a material impact on the Company’s consolidated financial statements.

3.                 ACQUISITIONS

The Company completed two acquisitions during the period January 1, 2007 through June 30, 2007.

The following unaudited pro forma table shows the results of the Company’s operations for the specified reporting periods as though the acquisitions had occurred as of the beginning of those periods (in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
Revenue	$739,014	$558,875	$1,398,802	$1,077,994
Net Income	$23,975	$9,036	$42,147	$12,746

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future.

IASG

On June 20, 2007, the Company acquired IASG, strengthening the Company’s position as a leading independent broker-dealer in the United States. In accordance with SFAS 141, the acquisition has been accounted for under the purchase method of accounting, which required the purchase price, estimated to be approximately $120.48 million ($63.34 million in cash and the issuance of 264,550 shares of common stock with an estimated fair value of $216.00 per share) to be allocated to the specific tangible and intangible assets acquired and liabilities assumed based on their fair market values at the date of acquisition. Included in the purchase price is an additional payment of $3.68 million to be made to the seller for excess working capital received at closing. This payment is to be made within 60 days after the date of acquisition, and as of June 30, 2007, is included as accounts payable and accrued liabilities in the consolidated statements of financial condition.

The preliminary purchase price was allocated as follows (in thousands):

Assets purchased and liabilities assumed:
Cash	$38,091
Receivables	10,720
Investments	1,681
Fixed assets	1,960
Goodwill	13,010
Intangibles	65,000
Trademarks and trade names	3,000
Prepaids	1,204
Other assets	19,822
Accounts payable and accrued liabilities	(34,009)
Total purchase price	$120,479

As part of the purchase price allocation, the Company estimated the value of intangible assets for relationships with financial advisors and product sponsors. The initial value assigned to these relationships was $65.00 million, which will be amortized on a straight-line basis over their expected useful life of 20 years. Additionally, the Company estimated the value of trademarks and trade names in the amount of $3.00 million. The trademarks and trade names were determined to have an expected useful life of three to 10 years and therefore amortized over the same period, in accordance with SFAS 142.

The excess of the aggregate purchase price over the value of assets and liabilities assumed, based on the Company’s preliminary purchase price allocation, resulted in goodwill of $13.01 million, which was recorded as of June 30, 2007. In accordance with SFAS 142, goodwill will not be amortized, but reviewed at least annually for impairment.

The Company is in the process of obtaining a third-party valuation for many of the assets and liabilities acquired, and the preliminary purchase price allocations are subject to adjustment as additional fair value information is obtained.

The acquisition was treated as a purchase of assets and liabilities for federal tax purposes. Accordingly, the amounts allocated to goodwill of $13.01 million, intangible assets of $65.00 million, and trademarks and trade names of $3.00 million are deductible for federal tax purposes over a 15-year period.

UVEST

On January 2, 2007, the Company completed its acquisition of UVEST, augmenting the Company’s position in providing services to banks, credit unions, and other financial institutions. In accordance with SFAS 141, the acquisition has been accounted for under the purchase method of accounting, which required the purchase price of approximately $88.80 million ($77.36 million in cash and the issuance of 60,366 shares of common stock at an estimated fair value of $189.00 per share) to be allocated to the specific tangible and intangible assets acquired and liabilities assumed based on their fair market values at the date of acquisition.

The initial purchase price was allocated as follows (in thousands):

Assets purchased and liabilities assumed:
Cash	$14,124
Accounts receivable	7,241
Fixed assets	5,093
Goodwill	25,496
Intangibles	55,792
Trademark and trade name	1,878
Prepaids	335
Other assets	492
Accounts payable and accruals	(21,648)
Total purchase price	$88,803

As part of the purchase price allocation, the Company recorded intangible assets for relationships with financial advisors and product sponsors. The initial value assigned to these relationships was $55.79 million, which will be amortized on a straight-line basis over the expected useful life of 20 years. Additionally, the Company assigned value to UVEST’s trademark and trade name in the amount of $1.89 million. The trademark and trade name were determined to have an expected useful life of three years and therefore amortized over the same period, in accordance with SFAS 142.

As a result of the acquisition, goodwill in the amount of $25.50 million was created for the excess purchase price over the value of assets and liabilities assumed. In accordance with SFAS 142, goodwill will not be amortized, but reviewed at least annually for impairment.

The acquisition was treated as a purchase of assets and liabilities for federal tax purposes. Accordingly, the amounts allocated to goodwill of $25.50 million, intangible assets of $55.79 million, and trademark and trade name of $1.89 million are deductible for federal tax purposes over a 15-year period.

Immediately following the acquisition, the Company satisfied certain obligations under a phantom stock plan for UVEST employees by issuing 6,582 shares of common stock at an estimated fair value of $189.00 per share.

4.                 EQUITY INVESTMENT

On May 11, 2007, the Company acquired for $5.00 million, an approximate 22.6% ownership interest in a privately held technology company that, provides middleware solutions and straight-through processing for the life insurance and annuities industry. This investment provides the Company with a strategic ownership interest in one of its vendors that provides technology for variable annuity order entry and monitoring.

5.                 RECEIVABLE FROM PRODUCT SPONSORS, BROKER-DEALERS, AND CLEARING ORGANIZATIONS AND PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS

Receivable from product sponsors, broker-dealers, and clearing organizations and payable to broker-dealers and clearing organizations were as follows (in thousands):

	June 30,	December 31,
	2007	2006
Receivables:
Securities failed-to-deliver	$11,569	$3,407
Receivable from broker-dealers	4,404	12,413
Receivable from clearing organizations	4,729	7,853
Commissions receivable from product sponsors and others	96,404	66,033
Total receivables	$117,106	$89,706
Payables:
Securities failed-to-receive	$7,100	$6,628
Payable to broker-dealers	1,897	296
Payable to clearing organizations	4,567	8,547
Securities loaned	20,894	14,883
Total payables	$34,458	$30,354

Securities loaned represent amounts due to DTC for collateral received in participation with its stock borrow program.

Linsco clears commodities transactions for its customers through another broker-dealer on a fully disclosed basis. The amount payable to broker-dealers relates to the aforementioned transactions and is collateralized by securities owned by Linsco.

6.                 SECURITIES OWNED AND SECURITIES SOLD BUT NOT YET PURCHASED

The components of securities owned and securities sold but not yet purchased were as follows (in thousands):

	June 30,	December 31,
	2007	2006
Securities owned—market value:
Mutual funds	$10,689	$6,149
U.S. government obligations (pledged to clearing organizations)	2,647	2,643
Stocks and warrants	482	444
Variable annuities	235	227
Money market funds	156	61
Nonconvertible bonds	339	—
Certificates of deposit	210	—
Municipal bonds	76	—
Total securities owned—market value	$14,834	$9,524
Other securities:
U.S. government notes—at amortized cost	$9,504	$10,242
Federal Reserve stock—at cost	389	393
Total other securities	$9,893	$10,635
Securities sold but not yet purchased—market value:
Mutual funds	$5,425	$10,578
Stocks and warrants	145	218
Non-convertible bonds	87	10
Certificates of deposit	72	—
Municipal bonds	50	—
Total securities sold but not yet purchased—market value	$5,779	$10,806

The carrying values of the U.S. government notes classified as held-to-maturity approximates their market values. As of June 30, 2007, the components of U.S. government notes classified as held-to-maturity were as follows (in thousands):

	Carrying	Interest	Year of
	Values	Rate	Maturity
U.S. Treasury notes	$2,594	2.75%–4.25%	2007
U.S. Treasury notes	6,424	3.25–4.875	2008
U.S. Treasury notes	486	3.00	2009
Total U.S. Treasury Notes	$9,504

7.                 MORTGAGE LOANS HELD FOR SALE

At June 30, 2007, mortgage loans held for sale consist of first deed mortgages on residential properties located in California and other states throughout the United States. Innovex had no second deeds of trust held for sale. The loans held for sale are pledged as collateral for the warehouse lines of credit described in Note 14. The following schedule summarizes the components of mortgage loans held for sale (in thousands):

	June 30,	December 31,
	2007	2006
Mortgage loans held for sale	$3,528	$4,395
Net deferred loan origination fees	(17)	(18)
Basis adjustment from interest rate lock loan commitment	(33)	(15)
Mortgage loans held for sale—net	$3,478	$4,362

8.                 FIXED ASSETS

The components of fixed assets are as follows (in thousands):

	June 30,	December 31,
	2007	2006
Computers and software	$56,145	$44,995
Furniture and equipment	17,384	13,885
Property	6,572	6,572
Leasehold improvements	22,439	18,175
Internally developed software	142,927	128,698
Total fixed assets	245,467	212,325
Accumulated depreciation and amortization	(112,115)	(90,731)
Fixed assets—net	$133,352	$121,594

Depreciation and amortization expense for fixed assets was $10.03 million and $19.70 million for the three and six months ended June 30, 2007, respectively, and $9.00 million and $17.76 million for the three and six months ended June 30, 2006, respectively.

9.                 INTANGIBLE ASSETS

In conjunction with various business combinations, the Company has recorded intangible assets representing lists and relationships with IFAs, product sponsors, and trust clients. Identifiable intangible assets are tested for potential impairment whenever events or changes in circumstances suggest hat the carrying value of an asset or asset group may not be fully recoverable in accordance with SFAS 144. These intangible assets are amortized on a straight-line basis over their estimated economic useful lives ranging from five to 20 years. Total amortization expense of intangible assets was $8.12 million and $16.14 million for the three and six months ended June 30, 2007, respectively, and $7.32 million and $14.65 million for the three and six months ended June 30, 2006, respectively.

Amortization expense for each of the fiscal years ended December 2007 through 2011 and thereafter is estimated as follows (in thousands):

2007—remainder	$17,671
2008	35,343
2009	34,875
2010	34,057
2011	34,057
Thereafter	483,942
Total	$639,945

10.          TRADEMARKS AND TRADE NAMES

The Company is highly dependent on the revenues generated from its good standing relationships with its IFAs, FAs, and product sponsors. In connection with its various business combinations, the Company has assigned value to the trademarks and trade names acquired. The Company’s primary trademarks and trade names were determined to have an indefinite life, and will be tested for potential impairment annually or whenever events or changes in circumstances suggest that the carrying value of such asset may not be fully recoverable in accordance with SFAS 142. Trademarks and trade names of acquired subsidiaries (representing $4.89 million) were determined to have finite lives. These trademarks and trade names are amortized on a straight-line basis over their estimated economic useful lives of three to 10 years. Total amortization expense of trademarks and trade names was $324,000 for the three and six months ended June 30, 2007, respectively.

Amortization expense for each of the fiscal years ended December 2007 through 2011 and thereafter is estimated as follows (in thousands):

2007—remainder	$510
2008	1,019
2009	1,019
2010	323
2011	260
Thereafter	1,423
Total	$4,554

11.          INCOME TAXES

The Company’s provision (benefit) for income taxes is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Current provision:
Federal	$20,212	$7,520	$37,112	$14,511
State	4,015	1,418	7,098	2,736
Total current provision	24,227	8,938	44,210	17,247
Deferred benefit:
Federal	(5,281)	(3,080)	(10,009)	(7,260)
State	(1,082)	(555)	(1,773)	(1,311)
Total deferred benefit	(6,363)	(3,635)	(11,782)	(8,571)
Provision for income taxes	$17,864	$5,303	$32,428	$8,676

The Company’s effective income tax rate differs from the federal corporate tax rate of 35%, primarily as a result of state taxes, settlement contingencies, and nondeductible expenses for tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of June 30, 2007, the components of the net deferred tax liabilities included in the consolidated statements of financial condition were as follows (in thousands):

	June 30,	December 31,
	2007	2006
Deferred tax assets:
State taxes	$18,331	$15,627
Share-based compensation	3,910	3,665
Deferred rent	3,534	2,591
Reserves for litigation, vacation, and bonuses	3,183	2,590
Provision for bad debts	1,263	1,159
Net operating losses of acquired subsidiaries	589	589
Other	393	431
Total deferred tax assets	31,203	26,652
Deferred tax liabilities:
Amortization of intangible assets and trademarks and trade names	(252,958)	(262,750)
Depreciation of fixed assets	(9,009)	(8,549)
Unrealized gain on interest rate swaps	(2,761)	(1,250)
Total deferred tax liabilities	(264,728)	(272,549)
Deferred income taxes—net	$(233,525)	$(245,897)

As of June 30, 2007, the Company had federal net operating loss carryforwards from acquired subsidiaries of approximately $1,681,000. The federal net operating losses are subject to an annual limitation on their utilization of approximately $412,000. If not utilized, the federal net operating losses will expire between 2011 and 2022. The Company has not recorded a valuation allowance against its deferred tax assets, as it is more likely than not all benefits will be utilized in future periods.

The Company adopted FIN 48 at the beginning of fiscal year 2007. FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. As a result of the implementation of FIN 48, the Company recorded an additional reserve for uncertain tax positions in the amount of  $4.45 million. This charge was accounted for as a cumulative effect of change in accounting principle, recorded directly to the Company’s retained earnings. At the beginning of 2007, the Company had approximately $8.53 million of total gross unrecognized tax benefits. Of this total, $6.43 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company and its subsidiaries file income tax returns in the federal jurisdiction, as well as most state jurisdictions, and are subject to routine examinations by the respective taxing authorities. The Company has concluded all federal and state income tax matters for years through 2002, with the exception of California, which has concluded income tax matters for years through 2001.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued approximately $567,000 for interest and $472,000 for penalties at the beginning of fiscal year 2007.

The Company does not anticipate a significant change in unrecognized tax benefits within the next 12 months. We anticipate the unrecognized tax benefit may increase during the year for items that arise in the ordinary course of business. Such amounts will be reflected as an increase in the amount of unrecognized tax benefits and an increase to the current period tax expense. These increases will be considered in the determination of the Company’s annual effective tax rate.

For the six months ended June 30, 2007, we have accrued approximately $207,000 of interest and $1,004,000 of penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

12.          INDEBTEDNESS

In connection with the Acquisition on December 28, 2005, the Company incurred indebtedness, including $795.00 million of borrowing under the senior secured credit facilities and $550.00 million of senior unsecured subordinated notes.

Senior Secured Credit Facilities—During 2007 and 2006, the Company’s senior secured credit facilities consisted of the following:

•       Tranche A Notes in the amount of $45.00 million that were issued to finance a portion of the cash consideration for the Acquisition. The notes were repaid in full in 2006.

•       Tranche B Notes in the amount of $750.00 million that were used to finance a portion of the cash contribution for the Acquisition. The notes were replaced with Tranche C as discussed below.

•       On December 29, 2006, the Company amended and replaced its Tranche B Notes with Tranche C Notes. The Tranche C Notes (in the amount of $794.38 million) provided the Company with an additional $50.00 million for the acquisition of UVEST (see Note 3), as well as certain enhancements to the terms of the original credit agreement, including a reduction to the applicable interest rate margin of 0.25%. The Tranche C Notes are due to mature on June 28, 2013. The Company provided for quarterly amortization payments of 0.25% in an aggregate amount annually.

•       On June 18, 2007, the Company amended and replaced its Tranche C Notes with Tranche D Notes. The Tranche D Notes (in the amount of $842.39 million) provided the Company with an additional $50.00 million for the acquisition of IASG (see Note 3). Through this transaction the Company also reduced it’s applicable interest rate margin from 250 basis points to 200 basis points. The Tranche D Notes are due to mature on June 28, 2013. The Company will provide for quarterly amortization payments of 0.25% in an aggregate amount annually. Additional principal payments will be required if the Company achieves certain levels of annual cash earnings adjusted for changes in net working capital.

•       A $100.00 million revolving credit facility for future working capital and investment needs. This facility expires on December 28, 2011. Of the $100.00 million, $10.00 million has been utilized in the form of an irrevocable letter of credit for PTCH, which expires on December 28, 2007. The Company will pay 2.00% annually on the balance of the irrevocable letter of credit as well as a 0.23% fronting fee. The Company also pays a fee of 0.375% on the unused balance of the revolving credit facility. At June 30, 2007, there were no outstanding borrowings against the letter of credit.

The senior secured credit facilities are secured primarily through pledges of capital stock in the Company’s subsidiaries. Borrowings under the senior secured credit facilities bear interest at a base rate plus an applicable interest rate margin, depending on the Company’s consolidated leverage ratio, its corporate family rating by Moody’s, and the source for the base rate. The Company elects the base rate and can choose between the lower of prime or the Interbank lending rate and the London Interbank Offering Rate (“LIBOR”) with up to a twelve-month period. The applicable interest rate margin ranges between 1.00% and 1.75% (maximum was 2.25% prior to achieving a step-down resulting from a Moody’s upgrade in the Company’s corporate family rating from ‘B2’ to ‘B1’ with a positive outlook). The senior secured credit facilities are subject to certain financial and nonfinancial covenants. As of June 30, 2007, the Company was in compliance with all such covenants.

Senior Unsecured Subordinated Notes—The Company also has $550.00 million of senior unsecured subordinated notes due December 15, 2015. The notes bear interest at 10.75% per annum and interest payments are payable semiannually in arrears. The Company is not required to make mandatory redemption or sinking-fund payments with respect to the notes. Indentures underlying the senior subordinated notes contain various restrictions with respect to the issuer, including one or more restrictions relating to limitations on liens, sale and leaseback arrangements, and funded debt of subsidiaries. Additionally, the senior subordinated notes are subject to certain financial and nonfinancial covenants. As of June 30, 2007, the Company was in compliance with all such covenants.

Bank Loans Payable—The Company maintained uncommitted lines of credit, which have an unspecified limit, primarily dependent on the Company’s ability to provide sufficient collateral. The lines were utilized during the year, but there were no balances outstanding at June 30, 2007.

The Company’s outstanding borrowings were as follows (dollars in thousands):

		June 30, 2007			December 31, 2006
			Interest			Interest
	Maturity	Balance	Rate		Balance	Rate
Senior secured notes (Tranche D):
Unhedged	6/28/2013	$345,283	7.36	%(2)	$299,375	8.11	%(1)
Hedged with interest rate swaps	6/28/2013	495,000	7.36	(2)	495,000	8.11	(1)
Revolving credit	12/28/2011	—	—		—	—
Senior unsecured subordinated notes	12/15/2015	550,000	10.75		550,000	10.75
Letter of credit	12/28/2007	—			—	—
Total borrowings		1,390,283			1,344,375
Less current borrowings (maturities within 12 months)		8,424			7,944
Long-term borrowings—net of current portion		$1,381,859			$1,336,431

(1)          As of December 31, 2006, the variable interest rate for the Senior Secured Notes (Tranche C) is based on the three-month LIBOR of 5.36% plus the applicable interest rate margin of 2.75%.

(2)          As of June 30, 2007, the variable interest rate for the Senior Secured Notes (Tranche D) is based on the three-month LIBOR of 5.36% plus the applicable interest rate margin of 2.00%.

The following summarizes borrowing activity in the revolving and margin credit facilities (dollars in thousands):

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Average balance outstanding	$711	$1,148	$1,100	$9,911
Weighted-average interest rate	5.83%	7.75%	6.63%	6.71%

The minimum calendar year principal payments and maturities of borrowings as of June 30, 2007, are as follows (in thousands):

	Senior	Letter of	Senior	Total
	Secured	Credit	Unsecured	Amount
2007—remainder	$4,212	$—	$—	$4,212
2008	8,424	—	—	8,424
2009	8,424	—	—	8,424
2010	8,424	—	—	8,424
2011	8,424	—	—	8,424
Thereafter	802,375	—	550,000	1,352,375
Total	$840,283	$—	$550,000	$1,390,283

13.          INTEREST RATE SWAPS

On January 30, 2006, the Company entered into five interest rate swap agreements (the “Swaps”). An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. The Company uses the Swaps to hedge the variability on its floating rate senior secured notes. The Company is required to pay the counterparty to the agreement fixed interest payments on a notional balance, and in turn, receives variable interest payments on that notional balance. Payments are settled quarterly on a net basis.

The following table summarizes information related to the Company’s Swaps as of June 30, 2007 (dollars in thousands):

		Fixed	Variable
	Notional	Pay	Receive	Fair	Maturity
	Balance	Rate	Rate(1)	Value	Date
Swap 1	$70,000	4.76%	5.36%	$367	June 30, 2008
Swap 2	95,000	4.77	5.36	879	June 30, 2009
Swap 3	120,000	4.79	5.36	1,645	June 30, 2010
Swap 4	145,000	4.83	5.36	2,649	June 30, 2011
Swap 5	65,000	4.85	5.36	1,499	June 30, 2012
	$495,000			$7,039

(1)          The variable receive rate reset on the last day of the year is based on the applicable three-month LIBOR. The effective rate from January 1, 2007 through June 30, 2007, was 5.36%.

Each of the Swaps listed above have been designated as cash flow hedges against specific payments due on the Company’s senior secured notes. As of June 30, 2007, the Company assessed the Swaps as being highly effective and expects them to continue to be highly effective. Accordingly, the changes in fair value of the Swaps have been recorded as other comprehensive income, with the fair value of the Swaps included as an asset on the Company’s consolidated statements of financial condition. Based on current interest rate assumptions and assuming no additional Swaps are entered into, the Company expects to reclassify approximately $2.76 million, or $1.54 million after tax, from other comprehensive income as a reduction to interest expense over the next 12 months.

14.          WAREHOUSE LINES OF CREDIT

Innovex uses a warehouse line of credit for originating customer residential mortgage loans. This line of credit is collateralized by mortgage loans held for sale and also by a guarantee from the Company and provides for aggregate borrowings up to $15.00 million. The interest rate is based on 30 day’s daily average lenders’ reference rate, plus a minimum base margin rate of 2.25%. As of June 30, 2007, Innovex had total borrowings outstanding of $1.93 million bearing interest at 7.61%. The agreement requires the Company and Innovex to comply with certain financial and nonfinancial covenants. As of June 30, 2007, the Company and Innovex were in compliance with such covenants.

In 2006 the Company borrowed from two different lines of credit. The first provided for aggregate borrowings up to $9.00 million and bore interest based on the lenders’ reference rate (LIBOR) plus a rate ranging between 2.50% and 4.75%, depending on the duration of the outstanding borrowings. The second line of credit bore interest based on the lender’s reference rate (Prime) plus an additional rate ranging between 0% and 7%, depending on the duration of the outstanding borrowings with an overall floor of 5.25%. The $4.25 million of credit was due on demand and the line had no specified expiration date. Both lines of credit were terminated by the Company during 2006.

The following summarizes Innovex’s borrowings on its warehouse facilities (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Average balance outstanding	$6,207	$1,650	$4,895	$1,383
Maximum amount outstanding in any month-end during the period	$7,822	$2,661	$8,436	$2,661
Weighted-average interest rate during the period	7.80%	9.42%	7.73%	9.37%

15.          COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain office space and equipment at its headquarters locations under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases.

Future minimum calendar-year payments for operating lease commitments with remaining terms greater than one year as of June 30, 2007, are approximately as follows (in thousands):

2007—remainder	$6,862
2008	14,793
2009	15,080
2010	13,845
2011	12,206
Thereafter	26,411
Total	$89,197

Total rental expense for all operating leases was approximately $3.00 million and $5.80 million for the three and six months ended June 30, 2007, respectively, and $2.33 million and $4.60 million for the three and six months ended June 30, 2006, respectively.

Guarantees—The Company occasionally enters into certain types of contracts that contingently require it to indemnify certain parties against third-party claims. The terms of these obligations vary and, because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the amount that it could be obligated to pay under such contracts.

Linsco provides guarantees to securities clearing houses and exchanges under their standard membership agreements, which require a member to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing houses and exchanges, all other members would be required to meet any shortfall. The Company’s liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these agreements is remote. Accordingly, no liability has been recognized for these transactions.

Litigation—The Company has been named as a defendant in various legal actions, including arbitrations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty what the eventual loss or range of loss related to such matters will be. The Company believes, based on current knowledge, after consultation with counsel, and consideration of insurance, if any, that the outcome of such matters will not have a material adverse effect on the consolidated financial condition of the Company or its results of operations.

In November 2005, prior to the Company’s acquisition of IASG, MSC received a “Wells” notice from the FINRA’s Department of Enforcement. The staff alleged that MSC had failed to maintain adequate supervisory procedures regarding certain variable annuity transactions, and failed to maintain accurate books and records related thereto. On July 23, 2007, the staff filed a complaint against MSC and certain of its employees in connection with this matter. The Company has been indemnified for such claims and future settlements related to such matters by the prior owners.

Regulatory—In 2006, Linsco remediated certain transactions in conjunction with an Acceptance Waiver and Consent entered into with the FINRA in May 2005 regarding certain sales of Class B and Class C mutual fund shares (all of which had been accrued for in the prior years).

Interest Rate and Loan Commitments—The Company enters into written commitments to originate loans, whereby the interest rate on the loan is determined prior to funding; these commitments are referred to as interest rate lock commitments (“IRLCs”). IRLCs on loans are considered to be derivatives. As of June 30, 2007, the Company determined that the positive and negative fair value of these IRLCs was $12,078 and $63,361, respectively, on a committed principal total of $11.15 million.

IRLCs, as well as closed loans held for sale, expose the Company to interest rate risk. The Company manages this risk by entering into corresponding forward sales agreements with investors on a best-effort basis. The Company determined that such best-effort forward sales commitments meet the definition of a derivative. As of June 30, 2007, the Company determined the positive and negative fair value of the forward sales agreements was $97,802 and $12,860, respectively, on a committed principal total of $14.68 million.

Positive and negative increases to the fair value of IRLCs and forward sales agreements are recognized in other assets and accrued liabilities, with unrealized gains or losses recorded in other income.

Representations and Warranties of Mortgage Loans—In the ordinary course of business, the Company has a potential liability for representations and warranties made to purchasers and insurers of its mortgage loans, such as first payment defaults and return of premiums received in the event a loan is paid off within 120 days. Although loans are sold to investors on a nonrecourse basis, the Company may become liable for the unpaid principal and interest on defaulted loans or other loans if there has been a breach of representations or warranties. In such a case, the Company may be required to repurchase these loans with any subsequent loss on resale or foreclosure being borne by the Company. The Company did not repurchase any loans during the three and six months ended June 30, 2007, and did not record a repurchase reserve at June 30, 2007.

Other Commitments—As of June 30, 2007, the Company had received collateral primarily in connection with customer margin loans with a market value of approximately $412.33 million, which it can sell or repledge. Of this amount, approximately $163.17 million has been pledged or sold as of June 30, 2007; $100.15 million was pledged to a bank in connection with an unutilized secured margin line of credit, $42.13 million was pledged to various clearing organizations, and $20.89 million was loaned to the DTC through participation in its Stock Borrow Program. As of December 31, 2006, the Company had received collateral primarily in connection with customer margin loans with a market value of approximately $404.19 million, which it can sell or repledge. Of this amount, approximately $150.52 million has been pledged or sold as of December 31, 2006: $100.38 million was pledged to a bank in connection with an unutilized secured margin line of credit, $35.26 million was pledged to various clearing organizations, and $14.88 million was loaned to the DTC through participation in its Stock Borrow Program.

Innovex sells its mortgage loans without recourse. It is usually required by the buyers (investors) of these loans to make certain representations concerning credit information, loan documentation, and collateral. It has not repurchased any loans during the three and six months ended June 30, 2007 and 2006. As part of its brokerage operations, Innovex periodically enters into when-issued and delayed delivery transactions on behalf of its customers. Settlement of these transactions after June 30, 2007, did not have a material effect on the consolidated statements of financial condition of the Company.

On December 15, 2006, Linsco entered into agreements with a large global insurance company whereby Linsco agreed to provide brokerage, clearing, and custody services on a fully disclosed basis; offer Linsco’s investment advisory programs and platforms; and provide technology and additional processing and related services. The terms of the agreements are for five years, subject to additional 24-month extensions. Services are expected to begin August 2007.

16.          EMPLOYEE BENEFIT PLANS

The Company has a 401(k) defined contribution plan. All employees meeting minimum age and length of service requirements are eligible to participate. The Company has an employer matching program whereby employer contributions are made to the 401(k) plan in an amount equal to 50% of the lesser of the amount designated by the employee for withholding and contribution to the 401(k) plan or 8% of the employee’s total compensation. Effective January 1, 2007, the match was increased whereby employer contributions are made to the 401(k) plan in an amount equal to 50% of the lesser of the amount designated by the employee for withholding and contribution to the 401(k) plan or 10% of the employee’s total compensation. The Company’s total cost under the 401(k) plan was $887,000 and $1,710,000 for the three and six months ended June 30, 2007, respectively, and $484,000 and $948,000 for the three and six months ended June 30, 2006, respectively.

Certain IFAs, employees, and executive officers of IASG participate in deferred compensation plans. The plans permit certain IFAs and employees to defer portions of their compensation and earn interest on the deferred amounts. The interest rate is determined annually. Deferred compensation in the amount of $4.16 million as of June 30, 2007 is included in accounts payable and accrued liabilities.

Certain employees, officers, and directors also participate in stock option plans (the “Plans”) of LPLIH (previously, Plans of LPLH). The Plans were assumed by and converted into Plans of LPLIH in conjunction with the Acquisition in Note 1 and provide for the granting of 3,349,437 incentive stock options, 199,264 nonqualified stock options, and an unspecified number of stock appreciation rights. Stock options granted under the Plans have an exercise period of 10 years and generally vest 33-1/3% on the fifth anniversary of the grant date, and an additional 33-1/3% on each of the sixth and seventh anniversaries of that date. Shares issued in conjunction with stock option exercises are issued from shares previously authorized, but not yet issued.

The Plans and the underlying option agreements also provide for accelerated vesting upon certain changes in control, including a public offering. The Acquisition qualified as a change in control event that triggered the acceleration provisions in the Plans. Immediately prior to that event and in accordance with the Plans, each employee’s stock appreciation rights became fully vested and each employee’s unvested stock options became 33-1/3% vested. In conjunction with the Acquisition, certain employees elected to exercise their vested options or to convert them along with any unvested options into options for common shares of LPLIH, retaining the same terms and conditions of the original Plans. A total of 1,652,049 options were exercised and sold with the remaining 2,103,966 converted into 2,107,814 options of LPLIH. Additionally, all outstanding stock appreciation rights were exercised for which the former holders received a cash payment equal to the fair market value, as determined in the Acquisition, less the applicable exercise price and certain selling expenses. For the six months ended June 30, 2007, the Company recognized compensation expense of $698,000 related to the accelerated vesting of the stock options. All remaining unvested stock options vest on December 28, 2007.

The following table summarizes the Company’s activity in Plans for the six months ended June 30, 2007 and 2006:

	Outstanding, Beginning of Period	Granted	Exercised	Forfeited	Outstanding, End of Period	Options Exercisable at End of Period
Six Months Ended June 30, 2007
Options	2,104,795	39,315	(50)	—	2,144,060	1,150,715
Weighted-average exercise price	$17.10	$207.48	$10.78	$—	$20.59	$16.48
Six Months Ended June 30, 2006
Options	2,107,814	2,800	(334)	(3,808)	2,106,472	146,680
Weighted-average exercise price	$16.45	$103.19	$23.83	$20.78	$16.54	$17.11

The following table summarizes information about stock options outstanding:

Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
At June 30, 2007:
$10.78–$23.83	2,092,944	5.64	$16.40	1,150,215	$16.44
$103.00–$216.00	51,116	9.69	192.05	500	103.00
	2,144,060	5.74		1,150,715
At June 30, 2006:
$10.78–$23.83	2,102,670	6.65	$16.39	146,680	$17.11
$103.00–103.19	3,802	9.87	103.14	—
	2,106,472	6.65		146,680	$17.11

In November 2004, the Company had modified certain provisions of the stockholders’ agreement underlying its stock options plan that significantly altered the original value of all outstanding employee stock options granted. For accounting purposes, this modification resulted in a new measurement date and additional compensation of $30.58 million, which is expensed over the original life of the awards. The Company recognizes this compensation according to the vesting schedule and for the three and six months ended June 30, 2007 and 2006, has recorded approximately $348,000 and $698,000, and $728,000 and $1.46 million, respectively, in employee compensation and benefits in the accompanying consolidated statements of income with corresponding increases in additional paid-in capital. Approximately $700,000 remains in unrecognized compensation for those awards that are expected to be recognized ratably through December 31, 2007, their final vesting period. Cancellations or forfeitures will reduce these amounts.

The Company’s IFAs participate in a stock bonus plan, which provides for the grant and allocation of up to 771,693 bonus credits. Each bonus credit represents the right to receive shares of common stock in the Company. Participation in the stock bonus plan is dependent upon meeting certain eligibility criteria, and shares are allocated to eligible participants based on certain performance metrics, including amount and type of commissions as well as tenure with the firm. Bonus credits vest annually in equal increments of 33 1/3% over a three-year period commencing in 2006 and expire on the 10th anniversary following the date of grant. Vested bonus credits convert into shares of common stock only upon the occurrence of a Company sale that constitutes a change in control or subsequent to an initial public offering. Unvested bonus credits held by IFAs who terminate prior to vesting will be forfeited and may be reallocated to other IFAs eligible under the plan. In conjunction with the transaction, each bonus credit was converted into a right to receive, on the same terms as conditions as previously applicable, bonus credits for common stock in the Company.

On January 1, 2006, 756,351 bonus credits were granted, and the Company did not grant additional bonus credits during the three years ended December 31, 2006 or the period ended June 30, 2007. For the year ended December 31, 2006, and the period ended June 30, 2007 the Company realized forfeitures with respect to 14,702 and 3,318 bonus credits, respectively, and no bonus credits have been reallocated. As of June 30, 2007, the Company had 738,331 bonus credits outstanding, 252,047 of which are vested.

17.          SEGMENT INFORMATION

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), operating segments are defined as components of a company for which separate financial information is evaluated regularly by the chief operating decision marker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company classifies its operating segments based on services offered to its IFAs, which closely matches the Company’s organization based on legal entities. The Company has identified five operating segments: Independent Financial Advisors, Trust Services, Mortgage Services, Insurance Services, and Affiliated Advisor Services.

The Independent Financial Advisors segment provides a full range of brokerage, investment advisory, and infrastructure services to IFAs and financial institutions that employ financial advisors in the United States. The other four business segments provide an advisory platform, trust, and related custodial services, mortgage brokerage and underwriting services, fixed insurance services, and a private-labeled investment advisory platform almost entirely to clients of IFAs of the Independent Financial Advisors segment. These other four business segments do not, individually or in the aggregate, meet the reporting requirements under SFAS 131 and consequently have been aggregated as “Other” for reporting purposes.

The accounting policies of the segments are the same as those described in Note 2, “Significant Accounting Policies.” The Company evaluates the performance of its segments on a pretax basis, excluding items such as discontinued operations and extraordinary items. Intersegment revenues, defined as revenues from transactions with other segments within the Company, are not material and are therefore not disclosed.

Financial information for the Company’s reportable segments is presented in the following table (in thousands):

	Independent Financial Advisors	Other	Total Operating Segments	Corporate and Unallocated (a)	Consolidated Total
Three months ending
June 30, 2007:
Revenues	$642,657	$7,763	$650,420	$(2,651)	$647,769
Interest expense	39	121	160	30,857	31,017
Depreciation and amortization	6,339	89	6,428	12,041	18,469
Income (loss) before income taxes	84,571	677	85,248	(44,125)	41,123
June 30, 2006:
Revenues	435,947	5,542	441,489	(1,466)	440,023
Interest expense	45	62	107	31,851	31,958
Depreciation and amortization	4,186	93	4,279	12,047	16,326
Income (loss) before income taxes	59,520	367	59,887	(44,085)	15,802
Six months ending
June 30, 2007:
Revenues	$1,200,489	$15,254	$1,215,743	$(5,257)	$1,210,486
Interest expense	78	189	267	61,496	61,763
Depreciation and amortization	11,895	179	12,074	24,084	36,158
Income (loss) before income taxes	160,261	1,518	161,779	(87,605)	74,174
June 30, 2006:
Revenues	836,605	11,073	847,678	(3,252)	844,426
Interest expense	74	85	159	63,226	63,385
Depreciation and amortization	8,144	179	8,323	24,093	32,416
Income (loss) before income taxes	111,545	607	112,152	(88,320)	23,832

(a)           Corporate and unallocated includes interest expense, land, system development costs and related amortization expense, amortization of finite-lived intangibles, and inter-segment eliminations.

Revenues from the Company’s significant products and services consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Commission revenues:
Annuities	$152,041	$100,991	$281,064	$190,045
Mutual funds	119,356	78,785	219,393	153,534
Other	93,054	52,176	163,275	101,123
Total commission revenues	364,451	231,952	663,732	444,702
Advisory fees	169,077	129,071	325,577	247,109
Asset-based fees	55,896	34,157	108,788	65,262
Fee revenues	27,604	22,093	53,140	44,021
Transaction revenues	13,520	12,527	27,097	24,638
Interest income	8,743	6,919	16,653	12,560
Other	8,478	3,304	15,499	6,134
Total revenues	$647,769	$440,023	$1,210,486	$844,426

18.          RELATED-PARTY TRANSACTIONS

Linsco provides Global Portfolio Advisors, Ltd., an entity with common stockholders of the Company, with personnel and certain other operational and administrative support services pursuant to the terms and consideration outlined in services agreements amended on October 27, 2005. For the three and six months ended June 30, 2007, Linsco earned $66,000 and $131,000 in fees, respectively, and for the three and six months ended June 30, 2006, Linsco earned $59,000 and $117,000 in fees, respectively, under such agreements.

In conjunction with the acquisition of UVEST (see Note 3), the Company made full-recourse loans to certain members of management (also selling stockholders), all of which are now stockholders of the Company. The loans, which are reported as a deduction from stockholders’ equity, are generally payable within one year unless repaid sooner. As of June 30, 2007, outstanding stockholder loans were approximately $1.75 million. The Company anticipates full recovery of amounts outstanding, and accordingly, no provision for doubtful accounts has been established.

Also in conjunction with the acquisition of UVEST, the Company entered into a Loan Agreement and Promissory Note (“Tax Loans” for an aggregate amount of $3.99 million) with certain members of management to pay U.S. federal, state, and local income taxes in respect of their sale of shares of UVEST common stock. Amounts can be borrowed incrementally or in whole through April 30, 2008. Generally, up to 50% of the aggregate amounts may be forgiven through April 15, 2009, dependent upon ongoing employment and the achievement of certain performance targets.

19.          NET CAPITAL/REGULATORY REQUIREMENTS

The Company’s registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. Linsco and ASC compute net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customers’ transactions, as defined. Linsco is also subject to the CFTC’s minimum financial requirements, which require that it maintain net capital, as defined, equal to 4% of customer funds required to be segregated pursuant to the Commodity Exchange Act, less the market value of certain commodity options, all as defined. UVEST, MSC, CFS, and

WFG all compute net capital requirements under the aggregate indebtedness method, which requires firms to maintain minimum net capital, as defined, of not less than 6 2/3 percent of aggregate indebtedness, also as defined. At June 30, 2007, the Company had a consolidated net capital of $80.72 million, which was $69.27 million in excess of its minimum required net capital.

PTCH is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. As of June 30, 2007, the Company has met all capital adequacy requirements to which it is subject.

Innovex is a HUD-approved, non-supervised mortgagee. To maintain HUD approval, Innovex is required to have a net worth of at least $250,000 and must maintain liquid assets (cash, cash equivalents, or readily convertible instruments) of 20% of its net worth, up to a maximum amount of $100,000. As of June 30, 2007, Innovex had adjusted net worth of $1.70 million, which was $1.45 million in excess of required net worth. In addition, Innovex had liquid assets of $498,034 as of June 30, 2007.

20.          FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK AND CONCENTRATIONS OF CREDIT RISK

Linsco’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, Linsco extends credit to the customer, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customer’s account. As customers write options contracts or sell securities short, Linsco may incur losses if the customers do not fulfill their obligations and the collateral in the customers’ accounts is not sufficient to fully cover losses that customers may incur from these strategies. To control this risk, Linsco monitors margin levels daily and customers are required to deposit additional collateral, or reduce positions, when necessary.

Linsco is obligated to settle transactions with brokers and other financial institutions even if its customers fail to meet their obligation to Linsco. Customers are required to complete their transactions on the settlement date, generally three business days after the trade date. If customers do not fulfill their contractual obligations, Linsco may incur losses. Linsco has established procedures to reduce this risk by generally requiring that customers deposit cash and/or securities into their account prior to placing an order.

Linsco may at times maintain inventories in equity securities on both a long and short basis that are recorded on the accompanying consolidated statements of financial condition at market value. While long inventory positions represent Linsco’s ownership of securities, short inventory positions represent obligations of Linsco to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, both long and short inventory positions may result in losses or gains to Linsco as market values of securities fluctuate. To mitigate the risk of losses, long and short positions are marked-to-market daily and are continuously monitored by Linsco.

UVEST and the broker-dealer subsidiaries of IASG are engaged in buying and selling securities and other financial instruments for customers of IFAs and FAs. Such transactions are introduced and cleared through a third-party clearing firm on a fully disclosed basis. While introducing broker-dealers generally have less risk than clearing firms, their clearing agreements expose them to credit risk in the event that their customers don’t fulfill contractual obligations with the clearing broker-dealer.

* * * * * *

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in Part I, Item 1A—“Risk Factors” of the Form 10-A filed by the Company on July 31, 2007.

Our Business

We are a leading provider of technology and back-office infrastructure to financial advisors (“FAs”). We provide access to a broad array of financial products and services for our independent financial advisors (“IFAs”) to market to their clients, as well as a comprehensive technology and service platform to enable our IFAs to more efficiently operate their practices. Our strategy is to build long-term relationships with our IFAs by offering innovative technologies and high-quality services that will enable them to nurture and grow their client base.

Our revenues are primarily derived from commissions and fees from products and advisory services offered by our IFAs to their clients, a substantial portion of which we pay to our IFAs. Furthermore, we also receive fees from product manufacturers as well as various administrative fees from our IFAs and their clients for the use of our proprietary technology and service platform.

We offer our wide range of services through five complementary business segments:  Independent Financial Advisors, Trust Services, Mortgage Services, Insurance Services, and Affiliated Advisory Services. Together, our business segments offer our IFAs access to a brokerage platform of non-proprietary, best-of-breed products for their clients, including fixed and variable annuities, mutual funds, life insurance, alternative investments and mortgages, as well as full-service stock and bond trading.

Our Independent Financial Advisors segment offers our IFAs access to a brokerage platform of non-proprietary, best-of-breed products for their clients, including fixed and variable annuities, mutual funds and alternative investments, as well as full-service stock and bond trading. The Independent Financial Advisors segment also provides our IFAs with a fee-based advisory platform that enables them to build comprehensive, customized portfolios of investments for their clients. In addition, our Independent Financial Advisors segment provides our IFAs with a comprehensive array of infrastructure support and services, including trade processing and clearing, automated portfolio rebalancing, proprietary advisor software (BranchNet), independent research, a client centric service center, training programs and compliance support. Our Trust Services segment enables our IFAs to assist their clients with management of intergenerational wealth transfers. The Mortgage Services segment provides comprehensive mortgage services for the residential properties of our IFAs’ clients. Our Insurance Services segment provides our IFAs with access to a broad range of life, disability and long-term care products provided by multiple carriers. Finally, our Affiliated Advisory Services Segment offers a private labeled investment advisory platform for customers of financial advisors working for other financial institutions.

For reporting purposes under accounting principles generally accepted in the United States of America (“GAAP”), we have reported on our segments in the following manner:

•       Independent Financial Advisors, and

•       Other

Our Independent Financial Advisors segment includes the results of our primary operating subsidiaries, Linsco Private/Ledger Corp. (“Linsco”) and our 2007 acquisitions of UVEST Financial Services Group, Inc. (“UVEST”) and Pacific Select Group, LLC, renamed to LPL Independent Advisor Services Group LLC (“IASG”), and its wholly owned subsidiaries Mutual Services Corporation (“MSC”), Associated Financial Group, Inc. (“AFG”), and Waterstone Financial Group, Inc. (“WFG”). For the three and six months ended June 30, 2007, this segment comprised approximately) 99.2% of our consolidated revenues. Our Other segment consists of our remaining operating segments and includes the results of our remaining operating subsidiaries:  Private Trust Company Holdings, Inc. (“PTCH”), Innovex Mortgage, Inc. (“Innovex”), Linsco/Private Ledger Insurance Associates, Inc. (“LPL Insurance Associates”), and Independent Advisers Group Corporation (“IAG”).  Our other four business segments do not, individually or in the aggregate, meet the reporting requirements under Statement of Financial Accounting Standards (“SFAS”) No. 131 (“SFAS 131”) and consequently have been aggregated as “Other” for reporting purposes.

Our business model, together with our scale, allows us to gain significant recurring revenue. For the three and six months ended June 30, 2007, our recurring revenues were 56.9% and 57.7% respectively, of overall revenue. This recurring revenue comes from advisory fees charged to clients, asset-based fees, 12b-1 fees, fees related to our cash sweep programs, interest earned on margin accounts and technology and service fees charged to our IFAs.

We view our principal channels as the IFA channel and the Third-Party Services channel. In the IFA channel, we provide our services directly to IFAs. In the Third-Party Services channel, we contract with financial institutions who in turn permit us to offer our services to their financial advisors.

EBITDA

EBITDA is defined as net income plus interest expense, income tax expense, depreciation and amortization. EBITDA is a non-GAAP measure as defined by Regulation G under the Securities Act and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for our discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. We use EBITDA as a supplemental measure of our consolidated operating performance. We believe that EBITDA helps facilitate operating performance comparisons from period to period by backing out potential differences caused by variations in use of our debt, tax positions (such as the impact on periods for effective tax rates), depreciation of fixed assets and amortization expense of intangible assets recognized through purchase accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

Set forth below is a computation of EBITDA for the three and six months ended June 30, 2007, and the three and six months ended June 30, 2006 and a reconciliation of EBITDA to net income, the most closely analogous GAAP measure:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net income	$23,259	$10,499	$41,746	$15,156
Interest expense	31,017	31,958	61,763	63,385
Income tax expense	17,864	5,303	32,428	8,676
Depreciation and amortization	18,469	16,326	36,158	32,416
EBITDA	$90,609	$64,086	$172,095	$119,633

Factors That May Affect Future Operating Results

The following factors may affect our financial performance:

Recruitment and Development of Financial Advisors

Our revenues are impacted by our ability to grow our existing IFAs’ businesses and to continue to grow the number of our licensed IFAs and financial institutions who employ financial advisors.

•        Mature advisor growth.   Growth from mature IFAs represents the growth in commission and advisory revenues of IFAs who have been licensed with us for three or more years. In addition, we have been successful at retaining our most productive IFAs.

•        Sales growth from newly recruited IFAs.   We typically recruit experienced IFAs who were previously licensed with other broker-dealers and have established client bases of their own. As a result, newly recruited IFAs are initially focused on transitioning client assets from their prior firms to us. We expect newly recruited IFAs to return to the approximate production levels they achieved with their prior firms within three years of joining us. As a result, a portion of our near-term revenue growth in a given year is driven by the size of the recruiting classes of the prior two years. For example, the recruiting classes of 2004 and 2005 contributed to revenue growth in 2006.

Recurring Revenue

One of our core strategic objectives is to earn an increasing share of our revenues from recurring sources. Our recurring revenues include advisory fees charged to clients, 12b-1 fees, asset-based fees, fees related to our cash sweep programs, interest earned on margin accounts and technology and service fees charged to our IFAs. We believe these revenue sources are more stable and less dependent on market conditions than transaction-related commissions.

Our business model, together with our scale, allows us to gain significant recurring revenue. The proportion of our total revenue that is recurring has decreased slightly from approximately 59.2% for the six months ended June 30, 2006 to approximately 57.7% for the six months ended June 30, 2007. The decrease in recurring revenue is primarily attributable to our January 2007 acquisition of UVEST, which accounted for a $100.05 million increase in total revenues. Excluding our 2007 acquisitions, the proportion of our total revenue that is recurring increased to 60.8%.

In addition, the stability of our business is further enhanced by our limited reliance on margin lending. Our interest from margin lending represented only 1.0% and 1.2% of our total revenues for the six months ended June 30, 2007 and June 30, 2006, respectively. Furthermore, we have experienced no losses from write-offs of margin loans over the past five years.

The table below shows the recurring revenue components of our significant revenue categories for the periods indicated below:

	% of Total Revenue		% of Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Advisory fee revenue	26.3%	29.3%	27.0%	29.3%
12b-1 fee revenue	10.7%	10.1%	10.1%	10.2%
Asset-based fee revenue	4.9%	5.2%	5.1%	5.1%
Fee revenue	8.7%	7.8%	9.0%	7.7%
Variable and group trail and life insurance renewal revenue	4.3%	5.2%	4.6%	5.2%
Margin interest and other revenue	2.0%	1.7%	1.9%	1.7%
Total recurring revenue	56.9%	59.3%	57.7%	59.2%

Scale of Operations

As the size of our financial advisor base continues to expand, we will seek to further consolidate our buying power and lower our IFAs and our costs. With our increasing scale, we have an enhanced ability to economically invest in technology and broaden our value added services more efficiently across our financial advisor base. If successful, we expect to increase our profit margins, as well as those of our IFAs.

General Economic and Market Factors

Our financial results are influenced by the willingness or ability of our IFAs clients to maintain or increase their investment activities in the financial products offered by our IFAs. As a result, general economic and market factors can affect our commission and fee revenue. The performance of our business is correlated with the economy and financial markets, and a slowdown or downturn in the economy or financial markets could adversely affect our business, results of operations, cash flows or financial condition.

Significant Events & Acquisitions

We have made and will continue to consider acquisitions to supplement our organic growth. We intend to strengthen our position in the industry through additional strategic acquisitions and we believe that these acquisitions will enhance our ability to increase the number of IFAs as well as broaden our portfolio of products and services. Future acquisitions may be funded through the issuance of debt, existing cash, equity securities or a combination thereof.

Significant Events in 2007

On June 20, 2007, we acquired IASG, strengthening our position as a leading independent broker-dealer in the United States. In accordance with SFAS 141, the acquisition has been accounted for under the purchase method of accounting, which required the initial purchase price, estimated to be $120.48 million ($63.34 million in cash and the issuance of 264,550 shares of common stock with an estimated fair value of $216.00 per share) to be allocated to the specific tangible and intangible assets acquired and liabilities assumed based on their fair market values at the date of acquisition. We are in the process of obtaining a third-party valuation for many of the assets and liabilities acquired, and the preliminary purchase price allocations are subject to adjustment as additional fair value information is obtained.

On June 18, 2007, we amended and replaced our Tranche C Notes with Tranche D Notes. The Tranche D Notes (in the amount of $842.39 million) provides us with an additional $50.00 million for our acquisition of IASG. At the same time, we were also able to reduce our applicable interest rate margin from 250 basis points to 200 basis points. The Tranche D Notes are due to mature on June 28, 2013. We will provide for quarterly amortization payments of 0.25% in an aggregate amount annually. Additional principal payments will be required if we achieve certain levels of annual cash earnings adjusted for changes in net working capital.

On May 11, 2007, we acquired for $5.00 million, an approximate 22.6% ownership interest in a privately held technology company that provides middleware solutions and straight-through processing for the life insurance and annuities industry. This investment provides us with a strategic ownership interest in one of its vendors that provides technology for variable annuity order entry and monitoring. Our investment is accounted for using the equity method of accounting.

On February 8, 2007, Moody’s rating service announced that it raised our corporate family rating to ‘B1’ with a positive outlook, from ‘B2’ stable. As a result of the upgrade, we received a step-down of 0.25% in the applicable interest rate margin for the senior secured term loan facility of our senior secured credit facilities, reducing the applicable interest rate margin for Eurodollar rate borrowings under such facility from 2.75% to 2.50%.

On January 2, 2007, we acquired all of the outstanding stock of UVEST, which provides independent non-proprietary third-party brokerage services to financial institutions, for approximately $77.36 million in cash and the issuance of 60,366 shares of common stock at a fair value of $189.00 per share. Immediately following the acquisition, we satisfied certain obligations under UVEST’s phantom stock plan, resulting in the issuance of an additional 6,582 shares. On January 29, 2007, we made an additional capital contribution of $1.50 million to fund working capital.

Critical Accounting Policies

Our discussion and analysis of our operating results as presented in the following tables are based on our unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Note 2 to our unaudited consolidated financial statements as of and for the three and six months ended June 30, 2007 contains our critical accounting policies, many of which make use of estimates and assumptions. We believe that of our critical accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex, subjective judgments that can materially impact reported results. Changes in these estimates or assumptions could materially impact our financial condition and results of operation.

Commission Revenues and Expenses

We record commissions received from mutual funds, annuity, insurance, equity, fixed income, direct investment, option and commodity transactions on a trade-date basis. Commissions also include mutual fund and variable annuity trails, which are recognized as a percentage of assets under management over the period for which services are performed. Due to the significant volume of mutual fund and variable annuity purchases and sales transacted by IFAs directly with product manufacturers, management must estimate a portion of its upfront commission and trail revenues for each accounting period for which the proceeds have not yet been received. These estimates are based primarily on the volume of transactions in previous periods as well as cash receipts in the current period. Because we record commissions payable based upon standard payout ratios for each product as it accrues for commission revenue, any adjustment between actual and estimated commission revenue will be offset in part by the corresponding adjustment to commission expense.

Legal Reserves

We record reserves for legal proceedings in accounts payable and accrued liabilities in our unaudited consolidated statements of financial condition. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to, the amount of the claim, the amount of the loss in the client’s account, the basis and validity of the claim, the possibility of wrongdoing on the part of an IFA, likely insurance coverage, previous results in similar cases, and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded as professional services in our unaudited consolidated statements of income.

Valuation of Goodwill and Other Intangibles

Goodwill represents the cost of acquired companies in excess of the fair value of net tangible assets at acquisition date. Value was assigned to our goodwill in conjunction with certain acquisitions. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized, but tested annually for impairment (in December), or more frequently if certain events having a material impact occur.

Intangible assets, which consist of relationships with IFAs and product sponsors, are amortized on a straight-line basis over their estimated useful lives. We evaluate the remaining useful lives of intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. Intangible assets are also tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (“SFAS 144”). An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the estimated fair value is less than the corresponding carrying value.

We are highly dependent on our IFAs, FAs, and product sponsors, and, as a result, expenditures are regularly made to market our trademarks and trade names to them. Our primary trademarks and trade names were determined to have an indefinite life. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the value, estimated using approach and other market factors if applicable, is less than the corresponding carrying value and will be tested for potential impairment annually or whenever events or changes in circumstances suggest that the carrying value of such asset may not be fully recoverable in accordance with SFAS 142. Other trademarks and trade names of acquired subsidiaries (representing $4.89 million) were determined to have finite lives and are being amortized over their expected useful lives of three to 10 years.

Income Taxes

In preparing the financial statements, we estimate the income tax expense based on the various jurisdictions where we conduct business. We must then assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established to the extent that it is more likely than not that such deferred tax assets will not be realized. When we establish a valuation allowance or modify the existing allowance in a certain reporting period, we generally record a corresponding increase or decrease to tax expense in the statements of income. Management makes significant judgments in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowances recorded against the deferred tax asset. Changes in the estimate of these taxes occur periodically due to changes in the tax rates, changes in the business operations, implementation of tax planning strategies, resolution with taxing authorities of issues where we have previously taken certain tax positions and newly enacted statutory, judicial and regulatory guidance. These changes, when they occur, affect accrued taxes and can be material to our operating results for any particular reporting period.

We evaluate all available evidence about asserted and unsettled income tax contingencies and unasserted income tax contingencies caused by uncertain income tax positions taken in our income tax returns filed with the Internal Revenue Service and state and local tax authorities. Contingencies we believe are estimable and probable of payment, if successfully challenged by such tax authorities, are accrued for under the provisions of SFAS No. 5, Accounting for Contingencies.

Additionally, we account for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. We are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our consolidated financial statements.

Valuation and Accounting for Financial Derivatives

We periodically use financial derivative instruments, such as interest rate swaps, to protect us against changing market prices or interest rates and the related impact to our assets, liabilities, or cash flows. We also evaluate our contracts and commitments for terms that qualify as embedded derivatives. All derivatives are reported at their corresponding fair value in our unaudited consolidated statements of financial condition.

Financial derivative instruments expected to be highly effective hedges against changes in cash flows are designated as such upon entering into the agreement. At each reporting date, we reassess the effectiveness of the hedge to determine whether or not it can continue to use hedge accounting. Under hedge accounting, we record the increase or decrease in fair value of the derivative, net of tax impact, as other comprehensive income or losses. If the hedge is not determined to be a perfect hedge, yet still considered highly effective, we will calculate the ineffective portion and record the related change in its fair value as additional interest income or expense in the unaudited consolidated statements of income. Amounts accumulated in other comprehensive income are generally reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Share-Based Compensation

On January 1, 2006, we adopted SFAS 123R (Revised), Share Based Payments, (“SFAS 123R”). SFAS 123R requires the recognition of the fair value of share-based compensation in net income. We recognize share-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. Prior to January 1, 2006, we accounted for employee equity awards using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations in accounting for share-based compensation. We adopted the provisions of SFAS 123R using the prospective transition method, whereby we will continue to account for nonvested equity awards to employees outstanding at December 31, 2005 using APB 25, and apply SFAS 123R to all awards granted or modified after that date.

Under SFAS 123R, we calculate compensation expense for stock options based on their estimated fair value. As there are no observable market prices for identical or similar instruments, we estimate fair value using a Black-Scholes valuation model.

Operating Results for the Three Months Ended June 30, 2007 compared with the Three Months Ended June 30, 2006

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
		(in thousands)
Revenues
Commissions	$364,451	$231,952	$132,499	57.1%
Advisory fees	169,077	129,071	40,006	31.0%
Asset-based fees	55,896	34,157	21,739	63.6%
Transaction and other fees	41,124	34,620	6,504	18.8%
Other	17,221	10,223	6,998	68.5%
Total revenues	647,769	440,023	207,746	47.2%
Expenses
Production	466,415	315,311	151,104	47.9%
Compensation and benefits	52,305	33,277	19,028	57.2%
General and administrative	36,371	26,129	10,242	39.2%
Depreciation and amortization	18,469	16,326	2,143	13.1%
Other	2,069	1,220	849	69.6%
Total non-interest expenses	575,629	392,263	183,366	46.7%
Interest expense from operations	161	144	17	11.8%
Interest expense from senior credit facilities and subordinated notes	30,856	31,814	(958)	(3.0)%
Total expenses	606,646	424,221	182,425	43.0%
Income before provision for income taxes	41,123	15,802	25,321	160.2%
Provision for income taxes	17,864	5,303	12,561	236.9%
Net income	$23,259	$10,499	$12,760	121.5%

Our income before provision for income taxes for the three months ended June 30, 2007 was $41.12 million, up 160.2% from $15.80 million for the three months ended June 30, 2006. The increase was primarily attributable to an increase in total revenues and the consolidation and income before provision for income taxes from our newly acquired subsidiary, UVEST, which accounted for $2.11 million or 8.3% of the increase. Total revenues increased $207.75 million or 47.2% for the three months ended June 30, 2007 compared to the corresponding period in the prior year. Excluding 2007 acquisitions, the increase in revenue was driven by a 10.5% net increase in the number of overall IFAs. Additionally, the consolidation of UVEST’s revenues for the three months ended June 30, 2007 accounts for $53.24 million or 25.6% of the increase.

The following table sets forth our commission revenue by product category included in our unaudited consolidated statements of income for the periods indicated (in millions):

	Three Months Ended June 30,
	2007	% Total	2006	% Total
Annuities	$152.04	41.7%	$100.99	43.5%
Mutual funds	119.36	32.8%	78.79	34.0%
Equities	19.84	5.4%	15.17	6.5%
Alternative investments	45.05	12.4%	17.78	7.7%
Insurance	15.46	4.2%	11.54	5.0%
Fixed income	11.88	3.3%	7.37	3.2%
Other	0.82	0.2%	0.31	0.1%
Total commission revenue	$364.45	100.0%	$231.95	100.0%

Revenues

Summary.   In addition to the explanations provided below, in each case, the increase in revenue was mainly driven by an increase in our overall IFA base (excluding current year acquisitions) which increased 10.5%, from 6,745 as of June 30, 2006 to 7,454 as of June 30, 2007.

•       Commission revenue.   Commission-based revenues represent the gross commissions generated by our IFAs, primarily from commissions earned on the sale of various products such as fixed and variable annuities, mutual funds, general securities, alternative investments and insurance. We also earn trailing commission type revenues (such as 12(b)-1 fees) on mutual funds and variable annuities held by clients of our IFAs. Trail commissions are recurring in nature and are earned based on the current market value of previously purchased investments.

Commission revenue increased $132.50 million, or 57.1%, to $364.45 million for the three months ended June 30, 2007, compared with $231.95 million for the three months ended June 30, 2006. Excluding current year acquisitions (which comprises $53.30 million or 40.2% of the increase), commission revenue increased $79.2 million, or 34.1%, which is primarily attributable to increased commissions on the sale of annuities and mutual funds. Commission revenues from the sale of annuities and mutual funds (excluding current year acquisitions) grew $47.22 million or 26.3% during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Additionally, the increase was due to a $25.76 million increase in alternative investments reflecting higher real estate investment trust (“REIT”) sales.

•       Advisory fees.   Advisory fee revenues represent fees charged by us and our IFAs, to clients based on the value of assets under management.

Advisory fees increased $40.01 million, or 31.0%, to $169.08 million for the three months ended June 30, 2007, compared with $129.07 million for the three months ended June 30, 2006. Excluding current year acquisitions (which comprises $3.16 million or 7.9% of the increase), advisory fee revenue increased $36.85 million, or 28.6%. This increase was primarily due to asset balances in advisory programs, partially due to a trend among our IFAs to provide a higher percentage of fee-based advisory services to their clients. Consequently, this trend is driving an increase in recurring revenues as a percentage of total revenue.

•       Asset-based fees.   Asset-based fees are comprised of the following:

Fees from cash sweep vehicles.   Pursuant to contractual arrangements, uninvested cash balances in client accounts are swept into either third-party money market funds or deposit accounts at various banks, for which we receive fees, including administrative and record keeping fees based on account type and the invested balances.

Sponsorship fees.   We receive fees from certain product manufacturers in connection with programs that support our marketing and sales-force education and training efforts.

Sub-transfer agency fees.   We earn fees on mutual fund assets for which we provide administrative and recordkeeping services as a sub-transfer agent.

Networking fees.   Our networking fees represent fees paid to us by mutual fund and annuity product manufacturers in exchange for administrative and recordkeeping services that we provide to clients of our IFAs. Networking fees are correlated to the number of positions we administer, not the value of assets under administration.

Asset-based fees increased $21.74 million, or 63.6%, to $55.90 million for the three months ended June 30, 2007, compared with $34.16 million for the three months ended June 30, 2006. Excluding current year acquisitions (which comprises $3.14 million or 14.4% of the increase), asset-based fees revenue increased $18.60 million, or 54.4%. The increase was led by a $13.86 million increase in fees from our cash sweep vehicles primarily as a result of a 29.0% increase in customer balances from $22.51 billion for the three months ended June 30, 2006 to $29.05 billion for the three months ended June 30, 2007 and, to a lesser extent, higher interest rates and fees.

•       Transaction and other fees.   Revenues earned from transaction and other fees primarily consist of the following categories:

Transaction fees and ticket charges.   We charge fees for executing transactions in fee-based advisory client accounts. We also charge ticket charges to our IFAs for executing brokerage transactions.

Subscription fees.   We earn subscription fees for the software and technology services that we provide to our IFAs.

IRA custodian fees.   We earn fees for the IRA custodial services we provide on client accounts.

Financial advisor contract and license fees.   We earn monthly administrative fees from all IFAs licensed with us. We also charge our IFAs regulatory licensing fees.

Conference fees.   We charge product manufacturers fees for participating in our training and marketing conferences for our IFAs.

Small/inactive account fees.   We charge fees for services related to client accounts that fail to meet certain specified thresholds of size or activity.

Transaction and other fees increased $6.50 million, or 18.8%, to $41.12 million for the three months ended June 30, 2007, compared with $34.62 million for the three months ended June 30, 2006. Excluding current year acquisitions (which comprises $1.82 million or 28.0% of the increase), transaction and other fee revenue increased $4.68 million, or 13.5%. The increase is attributed primarily to the 10.5% growth in our overall IFA base (excluding current year acquisitions) and an increase in trade volume. Specifically, our total trade volume increased by 0.19 million, or 11.7%, to 1.88 million for the three months ended June 30, 2007, compared with 1.69 million for the three months ended June 30, 2006, which is primarily attributable to an increase in the number of customer accounts.

•       Other revenue.   Other revenue includes marketing re-allowances from certain product manufacturers as well as interest income from client margin accounts and cash equivalents.

Other revenue increased $7.00 million, or 68.5%, to $17.22 million for the three months ended June 30, 2007, compared with $10.22 million for the three months ended June 30, 2006. Excluding current year acquisitions (which comprises $1.07 million or 15.3% of the increase), other revenue increased $5.93 million or 58.0%. This increase was attributed to a $4.11 million increase in the direct investment marketing allowance due to higher sales volumes of participating REIT programs, in addition to a $1.46 million increase in interest revenue on our margin accounts and overnight investments, driven by higher interest rates (average effective rates of 5.3% in 2007 vs. 4.9% in 2006) and margin account balances which increased by approximately 60.5%, from $0.73 million for the three months ended June 30, 2006 to $1.18 million for the three months ended June 30, 2007.

Expenses

•       Production expenses.   Production expenses consist of commissions and advisory fees as well as brokerage, clearing, and exchange fees. We pay out the majority of commissions and advisory fees received from sales or services provided by our IFAs. Substantially all of these pay-outs are variable and are correlated to the revenues generated by each IFA

Production expenses increased $151.10 million, or 47.9%, to $466.41 million for the three months ended June 30, 2007, compared with $315.31 million for the three months ended June 30, 2006. Excluding current year acquisitions (which comprises $47.98 million or 31.7% of the increase), production expenses increased $103.12 million, or 32.7%, which was primarily attributable to higher payout products making up a larger share of commission and advisory revenue. This increase is consistent with the 32.1 % increase in commission and advisory fee revenue, excluding current year acquisitions.

•       Compensation and benefits.   Compensation and benefits represent compensation-related expenses, including stock-based compensation for our employees, including temporary employees and consultants.

Compensation and benefits increased $19.03 million, or 57.2%, to $52.31 million for the three months ended June 30, 2007, compared with $33.28 million for the three months ended June 30, 2006. Excluding current year acquisitions (which comprises $8.29 million or 43.6% of the increase), compensation and benefit expenses increased $10.74 million, or 32.3%. The increase is primarily attributed to a $10.26 million increase in payroll excluding current year acquisitions. The average number of full-time employees increased by 414, or 33.4%, to 1,655 for the three months ended June 30, 2007, compared to 1,241 for the three months ended June 30, 2006. With our current year acquisitions, our average number of full-time employees has increased by an additional 271 (UVEST only).

•       General and administrative expenses.   General and administrative expenses include promotional fees, occupancy and equipment, communications and data processing, regulatory fees, travel and entertainment, and professional services.

General and administrative expenses increased $10.24 million, or 39.2%, to $36.37 million for the three months ended June 30, 2007, compared with $26.13 million for the three months ended June 30, 2006. Excluding current year acquisitions (which comprises $2.64 million or 25.8% of the increase), general and administrative expenses increased $7.60 million, or 29.1%. This increase is attributable to increases in professional services of $3.18 million, occupancy and equipment of $2.73 million, and promotional fees of $1.57 million, all of which are primarily attributable with our overall growth.

•       Depreciation and amortization.   Depreciation expense is related to our capital assets such as office equipment and technology. Amortization expense is primarily related to the amortization of our finite-lived intangible assets and internally developed software.

Depreciation and amortization expense increased $2.14 million, or 13.1%, to $18.47 million for the three months ended June 30, 2007, compared with $16.33 million for the three months ended June 30, 2006. Current year acquisitions accounted for $1.60 million of the increase, resulting from depreciation and amortization recognized on acquired assets.

•       Other expenses.   Other expenses include, bank fees, other taxes, and other miscellaneous expenses.

Other expenses increased $0.85 million, or 69.6%, to $2.01 million for the three months ended June 30, 2007, compared with $1.22 million for the three months ended June 30, 2006. Excluding current year acquisitions (which comprises $0.08 million or 9.4% of the increase), other expenses increased $0.77 million, or 63.1%. This increase primarily relates to a prior year reduction in restitution costs of $1.19 million associated with our programming for Class B and Class C share remediation partially offset by a decrease in other taxes.

•       Interest expenses.   Interest expense includes operating interest expense related to brokerage operations and mortgage lending, and non-operating interest expense for debt coverage related to the Transaction.

Interest expense decreased $0.94 million to $31.02 million for the three months ended June 30, 2007, compared with $31.96 million for the three months ended June 30, 2006.

•       Provision for Income Taxes.   Provision for income taxes increased $12.56 million, or 236.9% to $17.86 million for the three months ended June 30, 2007, compared with $5.30 million for the three months ended June 30, 2006. The increase in income tax expense was primarily related to the increase in pre-tax over comparable periods. Our effective tax rate for the three months ended June 30, 2007 was 43.5% as compared to 33.6% for the three months ended June 30, 2006. The increased tax rate for the three months ended June 30, 2007 was primarily related to the accrual of the liability resulting from the adoption of FIN 48.

Operating Results for the Six Months Ended June 30, 2007 compared with the Six Months Ended June 30, 2006

	Six Months Ended June 30,
	2007	2006	$ Change	% Change
		(in thousands)
Revenues
Commissions	$663,732	$444,702	$219,030	49.3%
Advisory fees	325,577	247,109	78,468	31.8%
Asset-based fees	108,788	65,262	43,526	66.7%
Transaction and other fees	80,237	68,659	11,578	16.9%
Other	32,152	18,694	13,458	72.0%
Total revenues	1,210,486	844,426	366,060	43.4%
Expenses
Production	859,501	600,932	258,569	43.0%
Compensation and benefits	99,586	64,663	34,923	54.0%
General and administrative	75,011	56,396	18,615	33.0%
Depreciation and amortization	36,158	32,416	3,742	11.5%
Other	4,293	2,802	1,491	53.2%
Total non-interest expenses	1,074,549	757,209	317,340	41.9%
Interest expense from operations	280	196	84	42.9%
Interest expense from senior credit facilities and subordinated notes	61,483	63,189	(1,706)	(2.7)%
Total expenses	1,136,312	820,594	315,718	38.5%
Income before provision for income taxes	74,174	23,832	50,342	211.2%
Provision for income taxes	32,428	8,676	23,752	273.8%
Net income	$41,746	$15,156	$26,590	175.4%

Our income before provision for income taxes for the six months ended June 30, 2007 was $74.17 million, up 211.2% from $23.83 million for the six months ended June 30, 2006. The increase was primarily attributable to an increase in total revenues and the consolidation and income before provision for income taxes from our newly acquired subsidiary, UVEST, which accounted for $4.69 million or 9.3% of the increase. Total revenues increased $366.06 million or 43.4% for the six months ended June 30, 2007 compared to the corresponding period in the prior year. Excluding 2007 acquisitions, the increase in revenue was driven by a 10.5% net increase in the number of overall IFAs. Additionally, the consolidation of UVEST’s revenues for the period January 2, 2007 (date of acquisition) through June 30, 2007 accounts for $100.05 million or 27.3% of the increase.

The following table sets forth commission revenue by product category included in our unaudited consolidated statements of income for the periods indicated (in millions):

	Six Months Ended June 30,
	2007	% Total	2006	% Total
Annuities	$281.07	42.3%	$190.05	42.7%
Mutual funds	219.39	33.1%	153.53	34.5%
Equities	38.90	5.9%	32.03	7.2%
Alternative investments	67.46	10.2%	30.64	6.9%
Insurance	32.99	5.0%	23.06	5.2%
Fixed income	22.47	3.4%	14.66	3.3%
Other	1.45	0.1%	0.73	0.2%
Total commission revenue	$663.73	100.0%	$444.70	100.0%

Revenues

Summary.   In addition to the explanations provided below, in each case, the increase in revenue was mainly driven by an increase in our overall IFA base (excluding current year acquisitions), which increased 10.5%, from 6,745 as of June 30, 2006 to 7,454 as of June 30, 2007.

•       Commission revenue.   Commission revenue increased $219.03 million, or 49.3%, to $663.73 million for the six months ended June 30, 2007, compared with $444.70 million for the six months ended June 30, 2006. Excluding current year acquisitions (which comprises $93.15 million or 42.5% of the increase), commission revenue increased $125.88 million, or 28.3%, which is primarily attributable to increased commissions on the sale of annuities and mutual funds. Commission revenues from the sale of annuities and mutual funds (excluding current year acquisitions) grew $79.59 million or 23.2% during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Additionally, this increase is driven by a $33.95 million increase in commissions relating to higher REIT sales.

•       Advisory fees.   Advisory fees increased $78.47 million, or 31.8%, to $325.58 million for the six months ended June 30, 2007, compared with $247.11 million for the six months ended June 30, 2006. Excluding current year acquisitions (which comprises $5.17 million or 6.6% of the increase), advisory fee revenue increased $73.30 million, or 29.7%. This increase was primarily due to asset balances in advisory programs, partially due to a trend among our IFAs to provide a higher percentage of fee-based advisory services to their clients. Consequently, this trend is driving an increase in recurring revenues as a percentage of total revenue.

•       Asset-based fees.   Asset-based fees increased $43.53 million, or 66.7%, to $108.79 million for the six months ended June 30, 2007, compared with $65.26 million for the six months ended June 30, 2006. Excluding current year acquisitions (which comprises $5.65 million or 13.0% of the increase), asset-based fees increased $37.88 million, or 58.0%. The increase was led by a $28.26 million increase in fees from our cash sweep vehicles primarily as a result of a 35.0% increase in customer balances from $42.41 billion as of the six months ended June 30, 2006 to $57.26 billion as of the six months ended June 30, 2007 and, to a lesser extent, higher interest rates and fees.

•       Transaction and other fees.   Transaction and other fees increased $11.58 million, or 16.9%, to $80.24 million for the six months ended June 30, 2007, compared with $68.66 million for the six months ended June 30, 2006. Excluding current year acquisitions (which comprises $3.46 million or 29.9% of the increase), transaction and other fee revenue increased $8.12 million, or 11.8%. The increase is attributed primarily to the 10.5% growth in our overall IFA base (excluding current year acquisitions) and an increase in trade volume. Specifically, our total trade volume increased by 0.51 million, or 15.6%, to 3.81 million for the six months ended June 30, 2007, compared with 3.30 million for the six months ended June 30, 2006 which is primarily attributable to an increase in the number of customer accounts.

•       Other revenue.   Other revenue increased $13.46 million, or 72.0%, to $32.15 million for the six months ended June 30, 2007, compared with $18.69 million for the six months ended June 30, 2006. Excluding current year acquisitions (which comprises $1.81 million or 13.4% of the increase), other revenue increased $11.65 million, or 62.3%. This increase was attributed to a $6.31 million increase in the direct investment marketing allowance primarily due to higher sales volumes of participating REIT programs, in addition to a $3.52 million increase in interest revenue on our margin accounts and overnight investments, driven by higher interest rates (average effective rates of 5.3% in 2007 vs. 5.0% in 2006) and margin account balances which increased by approximately 68.1% from $1.28 million for the six months ended June 30, 2006 to $2.16 million for the six months ended June 30, 2007.

Expenses

•       Production expenses.   Production expenses increased $258.57 million, or 43.0%, to $859.50 million six months ended June 30, 2007, compared with $600.93 million for the six months ended June 30, 2006. Excluding current year acquisitions (which comprises $82.63 million or 32.0% of the increase), production expenses increased $175.94 million, or 29.3%, which was primarily attributable to higher payout products making up a larger share of commission and advisory revenue. This increase is consistent with the 28.8% increase in commission and advisory fee revenue, excluding current year acquisitions.

•       Compensation and benefits.   Compensation and benefits increased $34.92 million, or 54.0%, to $99.59 million for the six months ended June 30, 2007, compared with $64.66 million for the six months ended June 30, 2006. Excluding current year acquisitions (which comprises $14.70 million or 42.1% of the increase), compensation and benefit expenses increased $20.22 million, or 31.3%. The increase is primarily attributed to a $16.92 million increase in payroll, excluding current year acquisitions. The average number of full-time employees increased by 414, or 33.4%, to 1,655 for the six months ended June 30, 2007, compared to 1,241 for the six months ended June 30, 2006. With our current year acquisitions, our average number of full-time employees has increased by an additional 271 (UVEST only).

•       General and administrative expenses.   General and administrative expenses increased $18.62 million, or 33.0%, to $75.01 million for the six months ended June 30, 2007, compared with $56.40 million for the six months ended June 30, 2006. Excluding current year acquisitions (which comprises $4.41 million or 23.7% of the increase), general and administrative expenses increased $14.21 million, or 25.2%. This increase is attributable to increases of $4.86 million in professional fees, $4.59 million in promotional fees, and $4.39 million in occupancy and equipment, all of which are primarily attributable with our overall growth.

•       Depreciation and amortization.   Depreciation and amortization expense increased $3.74 million, or 11.5%, to $36.16 million for the six months ended June 30, 2007, compared with $32.42 million for the six months ended June 30, 2006. This increase is primarily related to depreciation and amortization recognized on recently acquired assets, which accounted for $2.76 million of the increase.

•       Other expenses.   Other expenses increased $1.49 million, or 53.2%, to $4.29 million for the six months ended June 30, 2007, compared with $2.80 million for the six months ended June 30, 2006. Excluding current year acquisitions (which comprises $0.25 million or 16.8% of the increase), other expenses increased $1.24 million, or 44.3%. This increase relates to a prior year reduction in restitution costs of $1.19 million associated with our programming for Class B and Class C share remediation.

•       Interest expenses.   Interest expense decreased $1.62 million to $61.76 million for the six months ended June 30, 2007, compared with $63.39 million for the six months ended June 30, 2006. The decrease was primarily due to a $1.71 million decrease in interest expense related to our senior secured credit facilities reflecting an upgrade in our Moody’s rating.

•       Provision for Income Taxes.   Provision for income taxes increased $23.75 million to $32.43 million for the six months ended June 30, 2007, compared with $8.68 million for the six months ended June 30, 2006. The increase in income tax expense was primarily related to the increase in pre-tax income over comparable periods. Our effective tax rate for the six months ended June 30, 2007 was 43.8% as compared to 36.4% for the six months ended June 30, 2006. The increased tax rate for the six months ended June 30, 2007 was primarily related to the adoption of FIN 48.

Segment Information

Our Independent Financial Advisors segment, which represents approximately 99.2% and 99.1%, respectively, of consolidated revenues for both the three and six months ended June 30, 2007 and June 30, 2006, provides a full range of brokerage, investment advisory, and infrastructure services to IFAs and financial institutions in the United States. Our other four segments provide trust services, mortgage services, insurance services, and affiliated advisory services, respectively, almost entirely to clients of our IFAs. These other four segments do not, individually or in the aggregate, meet the segment reporting requirements under SFAS 131 and consequently have been aggregated as “Other” for reporting purposes. Certain corporate assets and expenses at our holding company have not been allocated to our operating segments as they are not used by our chief operating decision maker in assessing segment performance or in deciding how to allocate resources.

Three Months Ended June 30th

Revenues at our Independent Financial Advisors segment increased $206.71 million, or 47.4%, to $642.66 million for the three months ended June 30, 2007 from $435.95 million for the three months ended June 30, 2006. This increase was primarily attributable to a 10.5% net increase in the overall number of IFAs (excluding current year acquisitions) and earnings from our acquisition of UVEST. The consolidation of UVEST revenues for the three months ended June 30, 2007 accounts for $53.29 million or 25.8% of the revenue increase. Revenues for our other segments increased by $2.22 million, or 40.1%, to $7.76 million for the three months ended June 30, 2007 from $5.54 million for the three months ended June 30, 2006, primarily due to a $1.47 million increase primarily reflecting higher commissions generated from life insurance products.

Income before income taxes in our Independent Financial Advisors segment increased by $25.05 million, or 42.1%, to $84.57 million for the three months ended June 30, 2007 from $59.52 million for the three months ended June 30, 2006, attributed mainly to revenue growth of 47.4% reflecting a net increase in the overall number of IFAs and earnings from our acquisition of UVEST. Our other segments increased by $0.31 million, or 83.8%, to $0.68 million for the three months ended June 30, 2007 from $0.37 million for the three months ended June 30, 2006, primarily driven by an increase in mortgage lending.

Six Months Ended June 30th

Revenues at our Independent Financial Advisors segment increased $363.88 million, or 43.5%, to $1,200.49 million for the six months ended June 30, 2007 from $836.61 million for the six months ended June 30, 2006. This increase was primarily attributable to a 10.5% net increase in the overall number of IFAs (excluding current year acquisitions) and earnings from our acquisition of UVEST. The consolidation of UVEST revenues for the period January 2, 2007 (date of acquisition) through June 30, 2007 accounts for $100.05 million or 27.5% of the revenue increase. Revenues for our Other reportable segment increased by $4.18 million, or 37.8%, to $15.25 million for the six months ended June 30, 2007 from $11.07 million for the six months ended June 30, 2006, primarily due to a $2.72 million increase at LPL Insurance Associates reflecting higher in commissions generated from life insurance applications.

Income before income taxes in our Independent Financial Advisors segment increased by $48.72 million, or 43.7%, to $160.26 million for the six months ended June 30, 2007 from $111.55 million for the six months ended June 30, 2006, attributed mainly to revenue growth of 43.5% reflecting a net increase in the overall number of IFAs and earnings from our acquisition of UVEST. Our Other reportable segment increased by $0.91 million, or 149.2%, to $1.52 million for the six months ended June 30, 2007 from $0.61 million for the six months ended June 30, 2006, due to slight increases across our Other reportable operating segment.

Recent Accounting Pronouncements

Accounting for Fair Value Option of Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities (“SFAS 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS 159 will have on our unaudited consolidated statements of financial condition, statements of income, and cash flows.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, we adopted the provisions FIN 48, which clarifies the accounting uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 requires that we recognize in our consolidated financial statements the tax effects of a position only if it is “more-likely-than-not” to be sustained based solely on it technical merits; no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. The impact of our reassessment of our tax positions in accordance with FIN 48 resulted in a reduction to stockholders’ equity of $4.45 million. For additional information regarding the adoption of FIN 48, see Note 11 to our unaudited consolidated financial statements.

Accounting for Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data; for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 are not expected to have a material impact on our unaudited consolidated financial statements.

Liquidity and Capital Resources

Summary of Changes in Cash and Cash Equivalents

Net cash provided by operating activities was $34.55 million and $65.14 million, respectively, for the six months ended June 30, 2007 and June 30, 2006. The decrease is due primarily to increases in income taxes payable/receivable and net payable/receivable from product sponsors, broker-dealers, and clearing organizations partially offset by higher operating income (including UVEST).

Net cash used in investing activities was $117.24 million and $13.69 million, respectively, for the six months ended June 30, 2007 and June 30, 2006. The increase is principally due to the acquisitions of UVEST and IASG, for which $63.27 million and $25.25 million was paid, respectively, during the six months ended June 30, 2007.

Net cash provided by financing activities for the six months ended June 30, 2007 was $41.43 million as compared to net cash used in financing activities for the six months ended June 30, 2006 of $47.86 million. The difference is due primarily to a borrowing on our credit facilities for the acquisition of IASG in the current period, versus a repayment on our credit facilities made in the prior year.

Operating Capital Requirements

Our primary requirement for working capital relates to funds we loan to clients for trading done on margin and funds we are required to maintain at clearing organizations to support clients’ trading activities. We require that clients deposit funds with us in support of their trading activities and we hypothecate securities held as margin collateral, which we in turn use to lend to clients for margin transactions and deposit with our clearing organizations. These activities account for the majority of our working capital requirements, which are primarily funded directly or indirectly by clients. Our other working capital needs are primarily limited to regulatory capital requirements and software development, which we have satisfied in the past from internally generated cash flows.

Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. Historically, these timing differences were funded either with internally generated cash flow or, if needed, with funds drawn under short-term borrowing facilities, including both committed unsecured lines of credit and uncommitted lines of credit secured by client securities. We also may borrow up to $100.00 million for working capital and other general corporate purposes under the revolving credit facility which has been provided under our senior secured credit facilities. Currently, $10.00 million of such facility is being utilized to support the issuance of an irrevocable letter of credit issued for the benefit of The Private Trust Company, N.A.. Additionally, Linsco, our broker-dealer subsidiary, continues to utilize uncommitted lines which are secured by client securities to fund margin loans, and our mortgage broker/banking subsidiary, Innovex continues to use a warehouse line of credit to facilitate its mortgage loan origination business.

Our registered broker-dealers are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. Linsco and ASC compute net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customers’ transactions, as defined. Linsco is also subject to the Commodity Futures Trading Commission’s (“CFTC”) minimum financial requirements, which require that it maintain net capital, as defined, equal to 4% of customer funds required to be segregated pursuant to the Commodity Exchange Act, less the market value of certain commodity options, all as defined. UVEST, MSC, CFS, and WFG all compute net capital requirements under the aggregate indebtedness method, which requires firms to maintain minimum net capital, as defined, of not less than 6 2/3 percent of aggregate indebtedness, also as defined.

Innovex, a Housing and Urban Development approved Title II nonsupervised mortgagee, is required to have a net worth of at least $250,000 and must maintain liquid assets of 20% of its net worth, up to a maximum amount of $100,000.

PTCH is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our unaudited consolidated financial statements.

Funding for purposes other than working capital requirements, including capital expenditures and acquisitions, has historically been provided for from internally generated cash flow. Future funding for these needs may also come from our new revolving credit facility.

Liquidity Assessment

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving credit borrowings under our senior secured credit facilities will be adequate to satisfy our working capital needs, the payment of all of our obligations, and the funding of anticipated capital expenditures, for the foreseeable future. Our conclusion is based on recent levels of net cash flow from our operations of approximately $34.55 million and the significant additional borrowing capacity that exists under our revolving credit facility.

Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory, and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, general economic conditions and economic activity in the financial markets. The performance of our business is correlated with the economy and financial markets, and a slowdown or downturn in the economy or financial markets could adversely affect our business, results of operations, cash flows or financial condition.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments, seek additional capital or restructure or refinance our indebtedness, including the senior unsecured subordinated notes as discussed below. These measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. However, our new senior secured credit facilities and the indenture governing the notes offered hereby will restrict our ability to dispose of assets and the use of proceeds from any such dispositions. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and, in any event, the proceeds may not be adequate to meet any debt service obligations then due.

Indebtedness

As of June 30, 2007, we had outstanding $840.28 million of borrowings under our senior secured credit facilities and $550.00 million of senior unsecured subordinated notes. The senior secured credit facilities also include a $100.00 million revolving credit facility, of which $90.00 million was available as of June 30, 2007, for future borrowings. We also maintain uncommitted lines of credit, which have an unspecified limit, primarily dependent on our ability to provide sufficient collateral. The lines were utilized during the period, however there were no balances outstanding as of June 30, 2007. Additionally, in an effort to mitigate interest rate risk, we entered into an interest rate swap agreement to hedge the variability on $495.00 million of our floating rate senior secured credit facilities.

Senior Secured Credit Facilities

The senior secured credit facilities provide senior secured financing of $840.28 million, consisting of a $100.00 million revolving credit facility for working capital, investment and general corporate needs. This facility expires on December 28, 2011. Of the $100.00 million, $10.00 million is currently being utilized to support the issuance of an irrevocable letter of credit issued for the benefit of PTC.

Interest Rate and Fees

Borrowings under the senior secured credit facilities will bear interest at a rate equal to, at our option, either (a) LIBOR for deposits in the dollars plus an applicable margin or (b) the higher of (1) the prime rate of The Bank of New York and (2) the federal funds effective rate plus 0.50%, plus an applicable margin. The applicable margin for borrowings is currently, (x) under the revolving credit facility, 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings and (y) under the senior secured term loan facility, 1.50% with respect to base rate borrowings and 2.50% with respect to LIBOR borrowings. The applicable margin on the senior secured term loan facility may be changed depending on what our leverage ratio is or how our credit is rated by Moody’s Investors Services, Inc.

In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate is currently 0.375% per annum, but is subject to changes depending on what our leverage ratio is. We must also pay customary letter of credit fees.

Prepayments

The senior secured credit facilities (other than the revolving credit facility) will require us to prepay outstanding senior secured term loans, subject to certain exceptions, with:

•       50% (which percentage will be reduced to 25% if our total leverage ratio is 5.00x or less and to 0% if our total leverage ratio is 4.00x or less) of our annual excess cash flow, adjusted for, among other things, changes in our net working capital;

•       100% of the net cash proceeds of all nonordinary course asset sales or other dispositions of property, if we do not (1) reinvest or commit to reinvest those proceeds in assets to be used in our business or to make certain other permitted investments within 15 months as long as such reinvestment is completed within 180 days; and

•       100% of the net cash proceeds of any incurrence of debt, other than proceeds from debt permitted under the senior secured credit facilities.

The foregoing mandatory prepayments will be applied to scheduled installments of principal of the senior secured term loan facility in direct order.

We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

Amortization

We are required to repay the loans under the senior secured term loan facility in equal quarterly installments in aggregate annual amounts equal to 1% of the original funded principal amount of such facility, with the balance being payable on the final maturity date of such facility.

Principal amounts outstanding under the revolving credit facilities are due and payable in full at maturity.

Guarantee and Security—The senior secured facilities are secured primarily through pledges of the capital stock in our subsidiaries.

Certain Covenants and Events of Default

The senior secured credit facilities will contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

•       incur additional indebtedness;

•       create liens;

•       enter into sale and leaseback transactions;

•       engage in mergers or consolidations;

•       sell or transfer assets;

•       pay dividends and distributions or repurchase our capital stock;

•       make investments, loans or advances;

•       prepay certain subordinated indebtedness;

•       make certain acquisitions;

•       engage in certain transactions with affiliates;

•       make capital expenditures;

•       amend material agreements governing certain subordinated indebtedness; and

•       change our lines of business.

In addition, the senior secured credit facilities will require us to maintain the following financial covenants:

•       a minimum interest coverage ratio; and

•       a maximum total leverage ratio.

Interest Rate Swaps

On January 30, 2006, we entered into five interest rate swap agreements (“Swaps”). An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. We use the Swaps to hedge the variability on our floating rate for approximately $495.00 million of our senior secured notes. We are required to pay the counterparty to the agreement fixed interest payments on a notional balance, and in turn, receive variable interest payments on that notional balance. Payments are settled quarterly on a net basis. As of June 30, 2007, we assessed the Swaps as being highly effective and we expect them to continue to be highly effective. While approximately $345.28 million of our senior secured notes remain unhedged as of June 30, 2007, the risk of variability on our floating interest rate is mitigated by our margin interest loans made to our customers. At June 30, 2007, our receivable from customers for margin loan activity was approximately $317.18 million.

Senior Unsecured Subordinated Notes—The notes are due in 2015, and bear interest at 10.75% per annum. Interest payments are payable semi-annually in arrears. We are not required to make mandatory redemption or sinking fund payments with respect to the notes and at December 31, 2006, the entire $550.00 million was still outstanding. The senior unsecured subordinated notes are subject to certain financial and non-financial covenants. As of June 30, 2007, we were in compliance with all such covenants.

Contractual Obligations

The following table provides information with respect to our commitments and obligations as of June 30, 2007:

				Payments due by period
	Total	< 1 year	1-3 years	4-5 years	> 5 years
	(in thousands)
Mortgage Loan Origination	$11,150	$11,150	$—	$—	$—
Mortgage Loan Sales	(14,679)	(14,679)	—	—	—
Operating Lease Obligations(2)	89,197	14,259	29,400	26,050	19,488
Senior Secured Credit Facilities and Senior Unsecured Notes(1)(3)	1,390,283	8,424	16,848	16,848	1,348,163
Fixed Interest Payments	502,563	59,125	118,250	118,250	206,938
Variable Interest Payments (3)	365,706	62,638	123,049	120,697	59,322
Interest Rate Swap Agreements(3)	73,393	23,759	36,329	13,305	—
Total contractual cash obligations	$2,417,613	$164,676	$323,876	$295,150	$1,633,911

(1)          Note 12 and 14 of our unaudited consolidated financial statements provides further detail on these debt obligations.

(2)          Note 15 of our unaudited consolidated financial statements provides further detail on operating lease obligations.

(3)          Our senior credit facilities bear interest at floating rates. Of the $840.28 million outstanding at June 30, 2007, we have hedged the variable rate cash flows using interest rate swaps of $495.00 million of principle (see Note 13 of our unaudited consolidated financial statements). Variable interest payments are shown for the unhedged ($345.28 million) portion of the senior credit facilities assuming the three-month LIBOR remains unchanged at 5.35% (see Note 12 of our unaudited consolidated financial statements for more information).

Other Commitments and Contingencies

Guarantees—We occasionally enter into certain types of contracts that contingently require it to indemnify certain parties against third-party claims. These contracts primarily relate to real estate leases under which we may be required to indemnify property owners for claims and other liabilities arising from its use of the applicable premises. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, we have determined that it is not possible to make an estimate of the amount that we could be obligated to pay under such contracts.

Linsco also provides guarantees to securities clearing houses and exchanges under their standard membership agreements, which require a member to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing houses and exchanges, all other members would be required to meet any shortfall. Our liability under these arrangements is not quantifiable and may exceed the cash and securities we posted as collateral. However, the potential requirement for us to make payments under these agreements is remote. Accordingly, no liability has been recognized for these transactions.

Litigation—We have been named as a defendant in various legal actions, including arbitrations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot predict with certainty what the eventual loss or range of loss related to such matters will be. We believe, based on current knowledge, after consultation with counsel, and consideration of insurance, if any, that the outcome of such matters will not have a material adverse effect on our results of operations, cash flows or financial condition.

Regulatory—Our businesses, as well as the financial services industry generally, are subject to extensive regulation. As a matter of public policy, securities regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. The SEC is the federal agency responsible for the administration of the federal securities laws, while the CFTC is the federal agency responsible for the administration of the federal commodities laws. The exchanges, the Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association are self-regulatory bodies composed of members, such as our broker-dealer subsidiary, that have agreed to abide by the respective bodies’ rules and regulations. Each of these regulatory bodies may examine the activities of, and may expel, fine, and other wise discipline member firms and their registered representatives. The laws, rules, and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules, and regulations are constantly changing. The effect of any such changes cannot be predicted and may impact the manner of our operations and profitability.

In 2006, Linsco remediated certain transactions in conjunction with an Acceptance Waiver and Consent entered into with the FINRA in May of 2005 regarding certain sales of Class B and Class C mutual fund shares, (all of which had been accrued for in the prior years).

In November 2005, prior to our acquisition of IASG, MSC received a “Wells” notice from the FINRA’s Department of Enforcement. The staff alleged that MSC had failed to maintain adequate supervisory procedures regarding certain variable annuity transactions, and failed to maintain accurate books and records related thereto. On July 23, 2007, the staff filed a complaint against MSC and certain of its employees in connection with this matter. We are indemnified for such claims and future settlements related to such matters by the prior owners.

Interest Rate and Loan Commitments—We entered into written commitments to originate loans, whereby the interest rate on the loan is determined prior to funding; these commitments are referred to as interest rate lock commitments (“IRLCs”). IRLCs on loans are considered to be derivatives. As of June 30, 2007, we determined that the positive and negative fair value of these IRLCs was $12,000 and $63,400, respectively, on a committed principal total of $11.15 million.

IRLCs, as well as closed loans held for sale expose us to interest rate risk. We manage this risk by entering into corresponding forward sales agreements with investors on a best efforts basis. We determined that such best-effort forward sales commitments meet the definition of a derivative. As of June 30, 2007, we determined the positive and negative fair value of the forward sales agreements was $97,800 and $12,900, respectively, on a committed principal total of $14.68 million.

Positive and negative increases to the fair value of IRLCs and forward sales agreements are recognized in other assets and accrued liabilities, with unrealized gains or losses recorded in other income.

Other Commitments—As of June 30, 2007, we received collateral primarily in connection with customer margin loans with a market value of approximately $412.33 million, which we can sell or repledge. Of this amount, approximately $163.17 million has been pledged or sold as of June 30, 2007; $100.15 million was pledged to a bank in connection with an unutilized secured margin line of credit, $42.13 million was pledged to various clearing organizations, and $20.89 million was loaned to the Depository Trust Company (“DTC”) through participation in its Stock Borrow Program. As of December 31, 2006, we had received collateral primarily in connection with customer margin loans with a market value of approximately $404.19 million, which it can sell or repledge. Of this amount, approximately $150.52 million has been pledged or sold as of December 31, 2006; $100.38 million was pledged to a bank in connection with an unutilized secured margin line of credit, $35.26 million was pledged to various clearing organizations, and $14.88 million was loaned to the DTC through participation in its Stock Borrow Program.

On December 15, 2006, Linsco entered into agreements with a large global insurance company pursuant to which we agreed to provide brokerage, clearing, and custody services on a fully disclosed basis; offer our investment advisory programs and platforms; and provide technology and additional processing and related services to its financial advisors and customers. The term of the agreements are five years, subject to additional 24-month extensions. Termination fees may be payable by a terminating or breaching party depending on the specific cause leading to termination. Services are expected to begin August 2007.

In conjunction with our acquisition of UVEST (see Note 3 in our accompanying unaudited consolidated financial statements), we made full-recourse loans to certain members of management (also selling stockholders), all of which are now stockholders. The loans, which are reported as a deduction from stockholders’ equity, are generally payable within one year unless repaid sooner. As of June 30, 2007, outstanding stockholder loans were approximately $1.75 million. We anticipate full recovery of amounts outstanding, and accordingly no provision for doubtful accounts has been established.

Also in conjunction with the acquisition of UVEST, we entered into a Loan Agreement and Promissory Note (“Tax Loans” for an aggregate amount of $3.99 million) with certain members of management to pay U.S. federal, state, and local income taxes in respect of their sale of shares of UVEST common stock. Amounts can be borrowed incrementally or in whole through April 30, 2008. Generally, up to 50% of the aggregate amounts may be forgiven through April 15, 2009, dependent upon ongoing employment and the achievement of certain performance targets.

Innovex sells its mortgage loans without recourse. It is usually required by the buyers (investors) of these loans to make certain representations concerning credit information, loan documentation and collateral. Innovex has not repurchased any loans during six months ended June 30, 2007 and June 30, 2006.

As part of its brokerage operations, Linsco periodically enters into when-issued and delayed delivery transactions on behalf of its customers. Settlement of these transactions after June 30, 2007 did not have a material effect on our unaudited consolidated statements of financial condition.

Off-balance Sheet Arrangements

At June 30, 2007, we did not have any off-balance sheet arrangements as that term is defined in Item 303 of Regulation S-X of the Securities Act that are likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We bear some market risk on margin transactions affected for our IFAs’ clients. In margin transactions, we extend credit to clients, collateralized by cash and securities in the client’s account. As our IFAs execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments, and our IFAs fail to reimburse us for such losses. The risk of default depends on the creditworthiness of the client. To minimize this risk we assess the creditworthiness of the clients and monitor the margin level daily. Clients are required to deposit additional collateral, or reduce positions, when necessary.

We also have market risk on the fees we earn that are based on the market value of assets in certain client accounts and for which ongoing fees or commissions are paid. We do not enter into derivatives or other similar financial instruments for trading or speculative purposes. We do not lend securities that we hold as collateral in margin accounts.

We are exposed to market risk associated with changes in interest rates. As of June 30, 2007, all of the outstanding debt under our senior secured credit facilities, approximately $840.00 million, was subject to floating interest rate risk. To provide some protection against potential rate increases associated with our floating senior secured credit facilities, in January 2006 we entered into derivative instruments in the form of Swaps covering a significant portion ($495.00 million) of our senior secured indebtedness. The Swaps qualify for hedge accounting under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, any interest rate differential is reflected in an adjustment to interest expense over the lives of the Swaps. While the unhedged portion of our senior secured debt is subject to increases in interest rates, we believe that this risk is offset with variable interest rates associated with customer borrowings. At June 30, 2007, we had approximately $345.00 million in unhedged senior secured borrowings, the variable cost of which is offset by variable interest income on $317.18 million of customer borrowings. Because of this relationship, and our expectation for outstanding balances in the future, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes. We do not anticipate any material changes in our primary market risk exposures in the remaining six months of 2007. For a discussion of such Swaps, see Note 13 to our unaudited consolidated financial statements.

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. We operate in diverse markets and are reliant on the ability of our employees and systems to process a large number of transactions. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In the event of a breakdown or improper operation of systems or improper action by employees, we could suffer financial loss, regulatory sanctions and damage to our reputation. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees operate within established corporate policies and limits.

We have established various committees of the Board of Directors to manage the risks associated with our business. Our Audit Committee was established for the primary purpose of overseeing (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements that may impact our financial statements or financial operations, (iii) the independent auditor’s qualifications and independence and (iv) the performance of our independent auditor and internal audit function. Our Compensation and Human Resources Committee was established for the primary purpose of (i) overseeing our efforts to attract, retain and motivate members of our senior management team in partnership with the Chief Executive Officer, (ii) to carry out the Board’s overall responsibility relating to the determination of compensation for all executive officers, (iii) to oversee all other aspects of our compensation and human resource policies and (iv) to oversee our management resources, succession planning and management development activities.

In addition to various committees, we have written policies and procedures that govern the conduct of business by our IFAs and employees, our relationship with clients and the terms and conditions of our relationships with product manufacturers. Our client and financial advisor policies address the extension of credit for client accounts, data and physical security, compliance with industry regulation and codes of ethics to govern employee and financial advisor conduct among other matters.

Item 4.                        Controls and Procedures.

Evaluation of disclosure controls and procedures:   The management of the Company with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

Changes in internal control over financial reporting:   No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

For a discussion of legal proceedings, see “Legal Proceedings” in Item 8 of the Form 10-A filed by the Company on July 31, 2007, incorporated herein by reference.

Item 1A.                Risk Factors.

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Item 1A of the Form 10-A filed by the Company on July 31, 2007, incorporated herein by reference.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

The following information relates to all securities issued or sold by us during the three month period ended June 30, 2007 and not registered under the Securities Act. Each of the transactions described below was conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2), on the basis that such transactions did not involve a public offering, and on Rule 701 promulgated under Section 3(b), which related to exemptions for offers and sales of securities pursuant to certain compensatory benefit plans. There were no underwriters employed in connection with any of the transactions set forth in this Item 2.

•       On May 8, 2007, we issued options to members of our management team to purchase up to an aggregate total of 14,250 shares of our common stock pursuant to our 2005 Incentive Stock Option Plan. The exercise price per share was $216.00. No consideration was paid to the registrant by any recipient of any of the foregoing options for the grant of stock options. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Rule 701 promulgated under Section 3(b). Among other things, we relied on the fact that, under Rule 701, companies that are not subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act are exempt from registration under the Securities Act with respect to certain offers and sales of securities pursuant to “compensatory benefit plans” as defined under that rule. We believe that our 2005 stock option plans qualify as compensatory benefit plans.

•       On May 14, 2007, we issued options to members of our management team to purchase up to an aggregate total of 1,500 shares of our common stock pursuant to our 2005 Incentive Stock Option Plan. The exercise price per share was $216.00. No consideration was paid to the registrant by any recipient of any of the foregoing options for the grant of stock options. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Rule 701 promulgated under Section 3(b). Among other things, we relied on the fact that, under Rule 701, companies that are not subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act are exempt from registration under the Securities Act with respect to certain offers and sales of securities pursuant to “compensatory benefit plans” as defined under that rule. We believe that our 2005 stock option plans qualify as compensatory benefit plans.

On May 18, 2007, we issued options to members of our management team to purchase an aggregate total of 400 shares of our common stock pursuant to our 2005 Non Qualified Incentive Stock Option Plan. The exercise price per share was $216.00. No consideration was paid to the registrant by any recipient of the foregoing options for the grant of stock options.  The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Rule 701 promulgated under Section 3(b). Among other things, we relied on the fact that, under Rule 701, companies that are not subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act are exempt from registration under the Securities Act with respect to certain offers and sales of securities pursuant to “compensatory benefit plans” as defined under that rule. We believe that our 2005 stock option plans qualify as compensatory benefit plans.

•       On May 19, 2007, we issued options to members of our management team to purchase up to an aggregate total of 1,500 shares of our common stock pursuant to our 2005 Incentive Stock Option Plan. The exercise price per share was $216.00. No consideration was paid to the registrant by any recipient of any of the foregoing options for the grant of stock options. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Rule 701 promulgated under Section 3(b). Among other things, we relied on the fact that, under Rule 701, companies that are not subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act are exempt from registration under the Securities Act with respect to certain offers and sales of securities pursuant to “compensatory benefit plans” as defined under that rule. We believe that our 2005 stock option plans qualify as compensatory benefit plans.

•      On May 26, 2007, we issued options to members of our management team to purchase up to an aggregate total of 5,000 shares of our common stock pursuant to our 2005 Incentive Stock Option Plan. The exercise price per share was $216.00. No consideration was paid to the registrant by any recipient of any of the foregoing options for the grant of stock options. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Rule 701 promulgated under Section 3(b). Among other things, we relied on the fact that, under Rule 701, companies that are not subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act are exempt from registration under the Securities Act with respect to certain offers and sales of securities pursuant to “compensatory benefit plans” as defined under that rule. We believe that our 2005 stock option plans qualify as compensatory benefit plans.

•      On June 7, 2007, we issued options to members of our management team to purchase up to an aggregate total of 5,715 shares of our common stock pursuant to our 2005 Incentive Stock Option Plan. The exercise price per share was $216.00. No consideration was paid to the registrant by any recipient of any of the foregoing options for the grant of stock options. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Rule 701 promulgated under Section 3(b). Among other things, we relied on the fact that, under Rule 701, companies that are not subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act are exempt from registration under the Securities Act with respect to certain offers and sales of securities pursuant to “compensatory benefit plans” as defined under that rule. We believe that our 2005 stock option plans qualify as compensatory benefit plans.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

Item 5.                        Other Information.

None.

Item 6.                        Exhibits.

31.1                Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2                Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1                Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2                Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL INVESTMENT HOLDINGS INC.
Date: August 14, 2007	By:	/s/ MARK S. CASADY
Mark S. Casady
Chairman and Chief Executive Officer