Form 10-K
period 2007-12-31
LPL Investment Holdings Inc.
filed 2008-03-31
CIK 1397911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-52609

LPL Investment Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3717839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Beacon Street, Floor 22, Boston, MA 02108
(Address of principal executive offices including zip code)

617-423-3644
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Bonus Credits to Purchase Common Stock, par value $0.001 per share

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the registrant's voting stock held by non-affiliates is zero. The registrant is a privately held corporation.

        The number of shares of common stock, par value $0.001 per share, outstanding as of December 31, 2007 was 86,249,611.90.

        DOCUMENTS INCORPORATED BY REFERENCE
None.

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

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections includes forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "may", "might", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential", "intend" or "continue", the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A—"Risk Factors" on page 21.

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

PART I

ITEM 1.    BUSINESS

Our Business

        We are a leading provider of technology and infrastructure services to independent financial advisors ("IFAs") and to financial institutions who employ financial advisors ("Financial Institutions") (collectively, IFAs and financial advisors employed at or otherwise affiliated with Financial Institutions are defined as "FAs"). As of December 31, 2007, we provided our services to over 11,000 licensed FAs in over 5,400 branch offices. In addition, our subsidiary, LPL Financial Corporation ("LPL"), has been ranked as the largest independent broker-dealer in the United States for each of the past 12 years based on total revenues by an industry publication. We provide access to a broad array of financial products and services for our FAs to market to their clients, as well as extensive training and a comprehensive technology and service platform to enable our FAs to more efficiently operate their business. Our strategy is to build long-term relationships with our IFAs and Financial Institutions by offering innovative technologies, training and high-quality services that will enable them to grow their client base.

        We believe that our substantial scale enables us to offer our IFAs and Financial Institutions industry leading products and services together with attractive economics. In addition, unlike traditional brokerage firms which combine product distribution and product manufacturing within a single company, we operate on an open architecture product platform with independent research on a vast number of investments and no proprietary investment products. Through our research department, FAs have access to independent research on mutual funds, separate accounts, annuities, alternative investments, fixed-income securities, asset allocation strategies, financial markets and the economy. As a consequence, we believe IFAs and Financial Institutions are able to recommend products selected on the basis of their clients' financial needs and objectives, without being influenced by potential product manufacturing bias.

        The core of our strategy is to build technologies that enable our IFAs and Financial Institutions to more profitably manage the complexity of their business. We view our IFAs and Financial Institutions as partners and work with them to best understand their operating environment. This approach, developed over more than 20 years of servicing, is integral to our culture and to our initiatives.

        We provide our IFAs with access to a platform of non-proprietary, high-quality products for their clients ("Independent Advisor Services"). Our IFAs exclusively use our platform for all the brokerage and fee-based advisory services they offer. These IFAs are licensed with us, but they are independent contractors who maintain their own office and general support staff. Our IFAs generally have many years of industry experience and generally join us from other brokerage institutions, including wirehouses, regional broker-dealers, banks, insurance companies, and other independent broker-dealers.

        On June 20, 2007 we acquired from Pacific Life Insurance Company all of the outstanding membership interests of Pacific Select Group, LLC and its wholly owned subsidiaries: Mutual Service Corporation ("MSC"), Associated Financial Group, Inc. ("AFG") and Waterstone Financial Group, Inc. ("WFG") (collectively, the "Affiliated Broker-Dealers"). In connection with the acquisition, Pacific Select Group, LLC changed its name to LPL Independent Advisor Services Group LLC ("IASG").

        We believe we are one of the nation's largest providers of independent, non-proprietary, third-party investment services to banks and credit unions ("Institution Services"). We have provided investment programs to banks, thrift institutions and credit unions since the early 1990s.

        On January 2, 2007, we acquired UVEST Financial Services Group, Inc. ("UVEST"). Headquartered in Charlotte, North Carolina, UVEST offers investment and insurance programs to community and regional banks and credit unions. We believe that the combination of UVEST's service, expertise and experienced management, together with our scale and broad array of products and services, allows us to offer the most comprehensive third-party, non-proprietary financial advisory services and programs to our financial institution clients.

        On November 7, 2007, we acquired IFMG Securities, Inc., Independent Financial Marketing Group, Inc. and LSC Insurance Agency of Arizona, Inc. (collectively "IFMG") from Sun Life Financial (U.S.) Holdings, Inc. This acquisition further expands our reach in offering financial services through banks, savings and loan institutions, and credit unions nationwide.

        We recently expanded our services by offering clearing, custody and other services specifically to large financial institutions, including insurance companies ("Custom Clearing Services"). Our Custom Clearing Services include full service broker-dealer functions for an organization. We provide a state-of-the-art, fully integrated, and compliant front-middle-and back office technology platform designed with the specific institution's clearing needs in mind. Our Custom Clearing Services boast high touch service, objective research, and best-in-class training to allow institutions to increase financial advisor productivity, lower development and operating costs, and complement risk management procedures.

Overview of Support Services

        We offer support for our business through Broker-Dealer Support Services, Corporate Shared Services and Business Technology Services.

Broker-Dealer Support Services

        The Broker-Dealer Support Services ("BDSS") group is responsible for providing integrated operations and services support to our business. The BDSS group combines our operations, service center, trading, commission, and transition services group into a single enterprise support team. The BDSS teams are organized specific to the needs of our business segments and have dedicated management and staff to support the operational and service functions of our segments.

Corporate Shared Services

        The Corporate Shared Services group serves the entire organization, providing a set of functions and support that bring consistency across our diverse business. This group includes organizational strategy, finance, legal, human capital, product development, risk management, research and corporate marketing.

Business Technology Services

        The Business Technology Services group ("BTS") provides expertise in technology development and support for our entire organization. BTS is organized into six core service teams: branch products systems, home office systems, quality assurance, technology strategy, data center, and business technology services governance. Together, these teams ensure that we are using leading technology processes and standards to grow our business and meet the changing needs of FAs.

        The six teams work jointly to deliver the following services:

    Independent Advisor Financial Platform Development & Support.    Our web-based platform provides a broad base of financial planning and management functionality, from full access to all account data and streamlining operations, to extensive research information and sales and prospecting presentations.

    Internal Business Applications Development & Support.    We have numerous business applications which offer automation and information sharing to the LPL business partners in service center, operations, compliance, finance, research, corporate and product marketing, and branch development areas.

    Project Administration & Management.    While supporting the growth of LPL, BTS project planning and management offers firm-wide teamwork for executing and delivering projects on schedule and on budget.

    Desktop Support & Telecommunications.    BTS provides voice and conference services, work order support, and departmental relocation services to the entire organization.

    Business Continuity/Disaster Recovery.    BTS develops disaster-prevention and business contingency plans for the information systems that are a part of our mission-critical functions.

    Technology & Process Standards.    BTS maintains ongoing focus on process improvement and competitive market assessments to ensure best process practices and new technology standards and opportunities are incorporated into both the strategic planning and daily execution of the business.

A History of Creative Growth

Innovative Service

        LPL has been offering innovative service, programs, and technology solutions to our IFAs and Financial Institutions for almost 20 years. In 1991, LPL launched Strategic Asset Management ("SAM"). This has been followed by other advisory platforms such as Manager Select, Optimum Market Portfolios and Personal Wealth Portfolios. As of December 31, 2007, the total assets in these programs exceeded $74.62 billion, making us the eighth largest (based on assets) provider of advisory services in the financial service industry as of that date.

        In 2000, LPL became self-clearing. The primary benefits of moving to self-clearing were to speed up processing, improve service, reduce costs and otherwise provide business efficiencies. Self-clearing has also enabled us to create increasingly robust investment advisory programs. For example, control over trade execution and access to trade data in our self-clearing environment allowed us to develop our asset allocation models used across a wide range of investment programs. Our investment advisory platforms incorporate mutual funds and separate accounts managed by leading third-party asset managers, individual securities and alternative asset classes. The comprehensive and automated nature of the platforms have made it attractive for many of our IFAs and Financial Institutions to "outsource" investment management to us allowing the IFAs and Financial Institutions to dedicate a majority of their to time building relationships and helping clients meet their goals.

        LPL's self-clearing capability also enables us to offer technology services to other financial service providers. Through our Custom Clearing Services we are able to tailor clearing services to the individual needs of financial service providers.

Technology Services

        Throughout our history, we have believed that robust technology solutions are vital to our IFAs and Financial Institutions efficiency and productivity. To illustrate our belief, in 1997 LPL launched BranchNet, our proprietary branch-level processing and business management platform. BranchNet enables our IFAs and Financial Institutions to automate time consuming processes such as opening and managing accounts, executing transactions and rebalancing accounts. In addition to our basic BranchNet package, many of our IFAs and Financial Institutions subscribe to premium features such as performance reporting, financial planning and customized websites. We have continuously invested in upgrading BranchNet. For example, in 2006 we added a new branch office document imaging capability. In 2007 we made several improvements to BranchNet including the addition of iDoc (which offers advisors imaging services for all business documents) and the OSJ Review Tool (which automates daily, weekly and monthly supervision and review tasks for branch managers and principals).

        In addition to providing our IFAs and Financial Institutions with technology solutions, we have undertaken a long-term home office platform initiative to provide an innovative interface and work flow for our employees, including system transparency for all key business managers. We believe that creating a more flexible technological environment for our own employees will be a critical component in supporting our future growth.

Our Scaleable Platform

        We have invested significantly in the development of our core operating and technology platforms and intend to continue to do so in the future. We believe that we are well-positioned to enjoy the benefits of platform scalability, which will allow us to add IFAs and Financial Institutions without significant incremental costs. For example, we added a significant number of IFAs through our acquisition of the Affiliated Broker-Dealers. As a result, our revenue and earnings growth is driven primarily by the growth in total advisors and growth in the revenue and profitability of their practices. To the extent our scale enables us to reduce costs and incrementally increase profitability, we are in a position to share some of those benefits with FAs.

        Our scale has allowed us to expand our research capabilities. The wide array of expert commentary, research and recommendations our research group provides to our IFAs and Financial Institutions allows FAs to reduce time and resources dedicated to implementing asset allocation strategies and to research.

        Our scale also allows us to invest substantial resources in training programs in order to assist our IFAs and Financial Institutions to enhance their profitability. We offer extensive, nationwide training on topics including platforms, technology, marketing and practice management, among others. We also provide a comprehensive online library of training modules.

Our Competitive Strengths

Leading Market Position

        LPL has been ranked as the largest independent broker-dealer in the United States for the past twelve years as measured by total revenues by an industry publication. As of December 31, 2007, LPL, UVEST, IFMG Securities, Inc. and the Affiliated Broker-Dealers (collectively the "Broker-Dealer Entities") had approximately 11,000 FAs and approximately $183.4 billion in assets networked and under administration. Our scale has allowed us to invest substantial resources in our technology and service infrastructure, product platforms and compliance systems. As a result, we believe we offer a market leading value proposition that enables us to attract and retain experienced and productive FAs.

FA and Financial Institution Focused Culture

        We believe that a key element of our success has been our unique corporate culture which focuses on improving the underlying businesses of our FAs and, in applicable circumstances, the Financial Institutions. While other brokerage firms also devote significant resources to their efforts in product manufacturing, investment banking or proprietary trading, our primary focus for over 20 years has been and continues to be our FAs and our Financial Institutions. As a result of this unconflicted focus on FAs and Financial Institutions, we believe our retention rates are among the highest in the industry.

        We believe our Independent Advisor Services branch development staff is one of the most capable among all independent broker-dealers in the United States and recruits from a broader variety of sources—including wirehouses, regional broker-dealers, banks, insurance companies, and other independent broker-dealers—than our competitors.

Attractive Value Proposition for IFAs

        We believe the combination of our attractive payout structure with our market leading product and service platform enables our IFAs to earn more income per dollar of commissions and fees than IFAs with other firms. Like other independent broker-dealers, we pay a greater share of brokerage commissions and advisory fees to our IFAs than employee-based broker-dealers. While IFAs licensed through independent broker-dealers must pay for their own office expenses, we believe that for most IFAs, the higher payouts more than offset these incremental costs, enabling them to increase their take-home pay. In addition, unlike employees of wirehouses or regional broker-dealers, IFAs can build substantial equity value in their practices. We believe the combination of higher net payouts and the ability to build equity value make the independent model more attractive for many IFAs. Furthermore, among independent broker-dealers, we believe our comprehensive product and service platform enables our IFAs to operate their businesses at a lower cost. For example, BranchNet, our proprietary advisor software available for IFAs on our LPL clearing platform, enables our IFAs to automate time consuming processes such as opening and managing accounts, executing transactions, maintaining books and records and rebalancing accounts.

        In addition to offering attractive economics to our IFAs, we believe we enable our IFAs to more effectively serve their clients. For example, our open architecture platform and research offering enable our IFAs to make unbiased, informed recommendations to their clients across a broad array of products and services. We also offer our IFAs the largest fee-based advisory platform among all independent broker-dealers (as measured by assets), an offering that addresses increasing client demand for fee-based advisory services.

Attractive Value Proposition for Financial Institutions

        In addition to having access to many of the products, services and research that is available to the IFAs, we believe that we are able to provide additional value to Financial Institutions that have elected to use us as their service provider. We offer Financial Institutions the flexibility to either have their trades cleared through LPL or through a certain third-party clearing firm. We believe that we can offer Financial Institutions industry-leading training, marketing materials, compliance expertise, and platform program management. We also offer specific Financial Institution-only conferences throughout the year to provide our Financial Institutions with in-person training, recognition, and the opportunity to consult with their peers. We believe we were able to increase our expertise in this area through the acquisition of UVEST on January 2, 2007 and Independent Financial Marketing Group, Inc. on November 7, 2007. Both broker-dealers are focused exclusively on the financial institutions marketplace and have increased the number of financial institutions that LPL services to 850.

Diverse, Stable and Profitable Business

  Diversified Revenue

        As of December 31, 2007, no single IFA or branch office accounted for more than 1% of our revenues. In addition, we have a geographically diverse national presence with IFAs in all 50 states and the District of Columbia.

        In addition, our Institution Services and Custom Clearing Services have created opportunities for us to garner significant revenue from servicing other broker-dealers under a wide range of business models. These opportunities exist along a spectrum that runs from providing complete investment programs to smaller financial institutions to providing some combination of front-end processing and back office technology to larger financial services firms.

  Business Stability

        Our recurring revenues include, among others, advisory fees charged to clients, asset-based fees, 12b-1 fees, fees related to our cash sweep programs, interest earned on margin accounts, and technology and service fees charged to our IFAs. We believe these revenue sources are more stable and less dependent on market conditions than transaction-related commissions. The proportion of our total revenue that is recurring has grown significantly, from approximately 46.0% for the year ended December 31, 2000 to 59.4% for the year ended December 31, 2007.

        In addition, the stability of our business is further enhanced by our limited reliance on margin lending. For the year ended December 31, 2007, interest from margin lending represented only 1.0% of our total revenue.

  Controllable and Scaleable Cost Structure

        In contrast to a traditional employee-based model, our IFAs are independent contractors who bear their own office and related expenses. As a result, we manage a flexible and controllable cost structure in which 74.2% of our costs are production-related (commissions and advisory fees and brokerage, clearing and exchange costs) expenses (substantially all of which are variable) and 9.9% of the remaining costs are personnel related (compensation and benefits) as measured for the year ended December 31, 2007. As a result, we have been able to profitably manage our business through challenging market conditions in the past.

        In addition, we have invested significantly in the development of our core operating and technology platforms and intend to continue to invest in and enhance our platforms in the future. We believe that we are well-positioned to enjoy the benefits of platform scalability, which will allow us to add IFAs and financial institutions without significant incremental costs.

Strong Growth Model

        We have a long history of successfully growing our business. From the year ended December 31, 1997 through the year ended December 31, 2007, we grew our revenue at a compound annual growth rate ("CAGR") of 22.3%.

  Sales Growth from Newly Recruited IFAs and Mature IFAs

        We typically recruit experienced IFAs who were previously licensed with other broker-dealers and have established client bases of their own. As a result, newly recruited IFAs are initially focused on transitioning client assets from their prior firms to us. We expect newly recruited IFAs to return to the approximate production levels they achieved with their prior firms within three years of joining us. As a result, a significant portion of our near term revenue growth in a given year is driven by the size of the recruiting classes and the growth in mature practices. One way we measure the growth of our IFAs is through our definition of mature advisor growth ("MAG"). Mature advisors are those that have been with us for at least three years and who are still active at the end of the calendar year. MAG is a measure of this subset of IFAs' year-over-year change in total production. For the year ended December 31, 2007, MAG was approximately 21.9% over the previous year ended December 31, 2006.

        We have also been able to increase the number of our IFAs through acquisitions, such as our acquisition of the Affiliated Broker-Dealers on June 20, 2007.

        A substantial portion of our long-term growth is driven by our ability to recruit and retain new IFAs. We have made a strong organizational commitment to the recruitment process. On December 31, 2007, the number of IFAs licensed with us had grown to 11,089, a 58.3% increase over 2006. In addition, we have been successful at retaining our most productive IFAs.

  Sales Growth from Institution Services

        We provide our product and service platform to financial advisors associated with over 850 independent financial service providers nationwide, including within banks, thrift institutions and credit unions. We work with independent financial service providers under three basic platforms—one in which financial advisors are employed by Financial Institutions, one in which IFAs operate independent practices located on the premises of financial institutions, and one in which the financial advisors are employees of LPL and are located on the premises of financial institutions. We have dedicated compliance and legal resources to address the various sales practice and regulatory issues that are associated with operating non-deposit investment programs on-site at independent financial service providers. For the year ended December 31, 2007, approximately 15.4% of our commission and advisory revenue was generated from the IFAs associated with independent financial service providers.

        On January 2, 2007, we acquired all of the outstanding capital stock of UVEST, which provides independent third-party brokerage services to financial institutions.

        On November 7, 2007 we acquired IFMG from Sun Life Financial (U.S.) Holdings, Inc., which expands our reach in offering financial services through banks, savings and loan institutions, and credit unions nationwide.

        The FA market remains large, fragmented and growing. We believe there is a large addressable pool of FAs from which we can recruit. We expect to capitalize on this market opportunity by leveraging our strong reputation and recruiting infrastructure to continue to grow our recruiting classes. Given the scale of our operations, we have historically been able to add new FAs at an attractive return on capital. We also believe that with the expertise gained through the UVEST and IFMG transactions we will be able to continue to recruit Financial Institutions.

  Sales Growth from Custom Clearing Services

        We believe that our Custom Clearing Services will provide us with an additional source of revenue. Through our Custom Clearing Services, we provide full service broker-dealer services to select institutions. For example, in 2006, we entered into agreements with a large, global insurance company pursuant to which we agreed to (1) provide brokerage, clearing and custody services on a fully disclosed basis; (2) offer our investment advisory programs and platforms; and (3) provide technology and additional processing and related services to its financial advisors and customers.

Experienced and Committed Management Team

        Our senior management team has an average of approximately 10 years of experience with us and extensive experience in the industry. The management team and our IFAs currently own approximately 27% of our company on a fully diluted basis.

Our Business Strategies

Increase the Number of our IFAs and Financial Institutions Who Employ Financial Advisors

        Recruiting and retaining IFAs and Financial Institutions is critical to achieving our growth objectives. We believe our recruiting staff is one of the most capable among independent broker-dealers, and that our geographically diverse, hands-on recruiting capabilities are unparalleled. We have built a strong reputation among IFAs and Financial Institutions in the United States, ensuring that FAs who contemplate a migration to the independent model strongly consider us. We continue to leverage our strong market position to identify, screen, and add experienced and productive FAs.

        We continue to improve our attractive value proposition to IFAs and Financial Institutions to maintain our strong track record in retaining FAs.

        In addition to our recruiting efforts, we also increase our IFAs through strategic acquisitions, such as our acquisition of the Affiliated Broker-Dealers.

Continue To Improve Our Service Infrastructure to Enable Our IFAs and Financial Institutions to Continue to Grow Their Businesses

        We focus on further developing infrastructure and services to enable our IFAs and Financial Institutions to capitalize on market opportunities and deepen their existing client relationships. For instance, we have expanded our initial service capabilities to provide insurance and trust services. We believe our service offering is now among the broadest in the industry and should allow our IFAs and Financial Institutions to capture a greater share of their existing clients' business and attract new clients.

        We believe that our technology and service platform, including BranchNet, our proprietary advisor software system, provides us with a significant competitive advantage because it enables our FAs to efficiently manage their practices. We continue to enhance the functionality of BranchNet and other related technologies. For example, we recently have started to offer our IFAs an integrated software application that will enable them to electronically image branch office records, thereby reducing record retention costs and improving access to records.

Leverage Scale and Market Leadership

        As the size of our FA base continues to expand, we will seek to lower our FAs' and our costs. With our increasing scale, we have an enhanced ability to economically invest in technology and broaden our value added services more efficiently across our FA base. If successful, we expect to increase our profit margins, as well as those of our FAs.

        We also expect our scale to create additional opportunities to provide our product and service platform to IFAs associated with selected institutions that maintain their own broker-dealer. As a result of our scale, we anticipate the opportunity to increase the number of FAs to whom we provide services, whether indirectly through institutions who employ them or directly through acquisitions.

Continue to Expand Institution Services

        We believe we have opportunities for further revenue growth by leveraging both our clearing capability and BranchNet, our state-of-the-art proprietary business processing technology. We expect to offer services, including full service investment programs, front-end processing technology in addition to clearing services, and front-end processing as an add-on to incumbent clearing platforms, to financial service providers. We believe that our proprietary BranchNet processing technology and our automated investment platforms, that will automatically re-allocate assets across a wide range of best-in-class managers, are key components of our value proposition as we seek to develop this business.

Further Develop Custom Clearing Services as a Source of Revenue

        We believe our Custom Clearing Services provide us opportunities to leverage our technology offerings, our robust risk management services and our regulatory oversight expertise. Customers using our Custom Clearing Services also have access to our advisory products and services.

        In 2006, we began to offer large institutions in the insurance industry with customized access to our clearing services and proprietary processing and business management technology. We intend to offer these services to additional financial institutions.

Our IFAs

        Our IFAs are either independent financial advisors or financial advisors associated with an independent financial service provider. Our IFAs who are not associated with an independent financial service provider exclusively use our platform for all the brokerage and fee-based advisory services they offer. These IFAs are licensed with us, but they are independent contractors who maintain their own branch office and general support staff. These IFAs generally have many years of industry experience and generally join us from other brokerage institutions, including wirehouses, regional broker-dealers, banks, insurance companies, and other independent broker-dealers. They focus primarily on clients in the growing mass affluent market, defined as households with income above $50,000 and investable assets between $100,000 and $1,000,000. We believe that traditional brokerage firms typically focus on higher net worth individuals, and, as a result, the mass affluent market is currently under-served. Therefore, we believe that the demand for the services of IFAs who target the mass affluent will continue to grow rapidly. We believe that our IFAs are well positioned to capitalize on this industry growth, particularly as the baby boomer generation approaches retirement and increasingly demands financial advice. Through our recruiting efforts and strategic acquisitions, we have grown the number of our IFAs at a CAGR of more than 20.3% over the past five years from approximately 4,000 IFAs at year-end 2002 to approximately 11,000 at year-end 2007.

        We believe that our strong commitment to our IFAs is core to our success and our corporate culture is distinguished by its focus on improving the business of our IFAs. Our primary focus for over 20 years has been and continues to be our IFAs, which drives our innovative and customer-oriented approach. We believe our IFA retention rates are among the highest in the industry.

Recruiting and Training

Recruiting

        We believe that our branch development staff is one of the most capable among all independent broker-dealers in the United States and recruits from a broader variety of sources than our competitors. We recruit FAs nationally through multiple channels, including wirehouses, regional broker-dealers, banks, insurance companies, and other independent broker-dealers.

        The FA market remains large, fragmented and growing. We believe there is a large addressable pool of IFAs from which we can recruit. We seek to capitalize on this market opportunity by leveraging our strong reputation and recruiting infrastructure to continue to add experienced and productive FAs. Given the strength and scale of our operations, we have historically been able to add new FAs profitably.

        We seek to recruit FAs who are business leaders with strong industry experience and a track record of regulatory compliance. We screen all potential FAs through background and credit checks as well as a detailed review of a FA's historical product sales, disciplinary records, employment history and outside business activities.

        Finally, to further facilitate our recruiting efforts, our Transition Services Group provides assistance to our IFAs on establishing their independent practices and migrating their client accounts to our platform. Once an IFA has joined us, our Business Development Group helps that IFA run its business as efficiently as possible.

        We also believe that we have one of the most capable recruiting forces focused on institutions. We recruit Financial Institutions nationally, and generally seek to recruit Financial Institutions that have an existing investment program (although we also provide services to several start-up programs). In addition to recruiting entire Financial Institution programs, we work with existing Financial Institution programs to help them locate and recruit qualified financial advisors to service their customers and enhance their programs. Once a Financial Institution has made a decision to move its investment program to LPL, we have a dedicated Financial Institution program conversion staff to work with Financial Institution management and financial advisors to help convert a Financial Institution from its current broker/dealer to LPL.

Training

        We invest substantial resources in our training programs in order to achieve the following goals:

  •
  to enhance IFA performance and satisfaction;

  •
  to help our IFAs use our technology and services more effectively;

  •
  to enhance the competitiveness of our IFAs in the marketplace;

  •
  to educate our IFAs about our product and service platforms; and

  •
  to help our IFAs with regulatory compliance procedures.

        Our IFAs can access our training programs in a variety of ways, including regional and national sales and training events, live web casts and online training modules. As an example, we annually host a national sales and education conference, the largest of its kind among independent broker-dealers. This conference offers our IFAs opportunities to expand their industry and product knowledge, earn continuing education credits, understand recent changes in compliance regulations, and participate in hands-on training for newly offered technologies.

        In addition to the training that is offered to IFAs, we offer training to Financial Institution management and investment program managers to help them efficiently and effectively manage the financial advisors involved in their programs.

Products and Services

Independent Financial Advisor Products and Services

        Our Independent Advisor Services provide our IFAs access to a platform of non-proprietary, high-quality products for their clients, including fixed and variable annuities, mutual funds and alternative investments, as well as full-service stock and bond trading. We also provide our IFAs with a fee-based advisory platform that enables them to build comprehensive customized portfolios of investments for their clients. Our Independent Advisor Services also include access to our insured cash account program ("ICA Program"), which is a bank deposit sweep program for eligible taxable accounts held at LPL. Unlike other brokerage firms which combine product distribution and product manufacturing within a single company, we operate on an open architecture product platform with no proprietary investment products. Our IFAs are able to recommend products selected on the basis of their clients' financial needs and objectives without being influenced by potential product manufacturing biases. To help our IFAs meet their clients' needs with suitable options, we have developed relationships with many industry leading providers of investment and insurance products.

  Commission-Based Products

        Commission-based products are those for which we and our IFAs receive an up-front commission and, for certain products, a trail commission. Our brokerage offerings include fixed and variable annuities, mutual funds, general securities, alternative investments and insurance.

  •
  Variable and Fixed Annuities.  We provide to our IFAs access to a wide variety of variable annuity products, including products that feature guaranteed levels of income, accumulation and death benefits. We also provide our IFAs with a broad suite of fixed annuity products, including immediate and deferred annuities.

  •
  Mutual Funds.  We provide to our IFAs access to a broad set of mutual fund products across a diverse range of investment styles.

  •
  General Securities.  We provide to our IFAs transaction execution services to their clients for securities such as equities, options and fixed income securities.

  •
  Alternative Investments.  We provide to our IFAs access to non-traded REITs, managed futures, fund of hedge funds, limited partnerships, 1031s, private equity, oil and gas, equipment leasing and exchange funds.

  Fee-Based Advisory Platform

        In addition to commission-based products, we provide a fee-based advisory platform. In our fee-based advisory platform, we and our IFAs receive an annual fee based on a percentage of client assets under management. We believe that increasing industry demand for fee-based services, as well as our IFAs' commitment to building the fee-based portion of their business, has enabled us to rapidly grow this business. We believe that the migration towards our fee-based advisory platform encourages higher value-added interactions between our IFAs and their clients.

        We have multiple programs for our IFAs and their clients to choose from, including:

  •
  Strategic Asset Management (SAM).  Introduced in 1991, Strategic Asset Management is a fee-based investment program that allows the creation of comprehensive, customized client portfolios managed individually by our IFAs. The SAM platform provides access to no-load/load-waived mutual funds, stocks, bonds, conservative option strategies, UITs and a no-load, multi-manager variable annuity. Our research department provides model portfolio allocations, mutual fund and fixed income recommendations and access to third-party equity research to assist the IFA using the SAM platform. The SAM assets under management were $55.21 billion as of December 31, 2007.

  •
  Manager Select.  Introduced in 1996, Manager Select is a fee-based separately managed account program that provides high net-worth clients the ability to access leading institutional money managers. Separate accounts provide for benefits such as the direct ownership of securities, portfolio customization, improved tax efficiency and cost transparency. Our research department provides money manager oversight and recommendations, as well as asset allocation guidelines for clients with a range of investment objectives. The Manager Select assets under management were $4.36 billion as of December 31, 2007.

  •
  Optimum Market Portfolios (OMP).  Introduced in 2003, the Optimum Market Portfolios program utilizes the Optimum family of mutual funds which are sub-advised by leading money managers. Our research department has created a range of asset allocation models with the flexibility to meet the financial goals of a large range of clients. We provide automated portfolio rebalancing to our IFAs and their clients for all OMP accounts. The OMP assets were $2.37 billion as of December 31, 2007.

  •
  Personal Wealth Portfolios (PWP).  Introduced in July 2005, the Personal Wealth Portfolios program is a research-driven open architecture program that combines multiple investment styles using mutual funds and institutional separate account money managers in a single account. Our research department provides manager monitoring and oversight and asset allocation models. We also provide rebalancing, tax management capabilities and enhanced reporting. The program was expanded in November 2007 to provide additional asset classes, models, and managers which will enable advisors to offer a more competitive and diversified mix of investments to their affluent clients. The PWP assets under management were $1.17 billion as of December 31, 2007.

  ICA Program

        Our ICA Program is a bank deposit sweep program for eligible taxable accounts held with us. Under the ICA Program, available cash balances (from securities transactions, dividend and interest payments, and other activities) in eligible accounts are automatically deposited into interest bearing Federal Deposit Insurance Corporation ("FDIC") insured deposit accounts at one or more banks or other depository institutions. The deposit accounts at each bank are eligible for insurance by the FDIC for up to $100,000 in principal and accrued interest per depositor (and up to $250,000 for an individual retirement account and certain other retirement accounts). Our ICA Program offers available banks into which funds are deposited for up to $1 million for individual accounts ($2 million for joint accounts) with FDIC insurance coverage of these amounts.

Other Products and Services

        We have selectively expanded our services to include insurance services and trust services to enable our IFAs to provide a comprehensive array of products and services to address their clients' needs. We have expanded these services both organically and through select acquisitions, as described below.

        Financial data and commentary on recent financial results for all of our reporting segments is provided in Note 19 to our consolidated financial statements.

  Trust Services

        PTC Holdings Inc. ("PTC Holdings") and its wholly owned subsidiary, The Private Trust Company, N.A., ("PTC"), a non-depository national banking association, enable our IFAs to assist their clients with management of intergenerational wealth transfers. In addition, PTC also provides retirement account custodial services. Our IFAs and their clients work directly with PTC and their staff who have backgrounds in law, accounting, banking, investment management, tax and business.

  Mortgage Services

        Prior to December 31, 2007, our subsidiary, Innovex Mortgage Inc. ("Innovex") provided comprehensive mortgage services for the residential properties of our IFAs' clients. Innovex enabled our IFAs to build relationships by offering their clients mortgage solutions by originating, underwriting and funding a variety of mortgage and home equity loan products to suit the needs of the borrowers. Through Innovex, we provided mortgage brokerage and lending services in 46 states and the District of Columbia. Innovex originated residential mortgage loans internally through a warehouse line of credit facility or externally as a broker for other banks.

        On December 31, 2007 we ceased the operations of Innovex.

  Insurance Services

        Linsco/Private Ledger Insurance Services, Inc. (formerly known as W.S. Griffith Associates, Inc.) is a brokerage general agency which provides access to a broad range of life, disability and long-term care products, advance case design, point of sale service and product support. Linsco/Private Ledger Insurance Services, Inc. works closely with leading insurance carriers to enable our IFAs to meet a broad range of their clients' insurance needs.

  Affiliated Advisory Services

        Our subsidiary, Independent Advisors Group, Inc. ("IAG"), offers a private labeled investment advisory platform for customers of FAs working for other financial service providers.

Our Value Proposition to IFAs

        Through strategic investments in our technology platform, we have automated most of our IFAs' operational functions, allowing them to transact and monitor their business more efficiently and lowering the cost of execution for both us and our IFAs. Our IFAs use our resources daily for their practices. Our systems enable our IFAs to seamlessly interface with our back office, thereby efficiently providing them with the necessary tools with which to serve their clients. We also provide our IFAs with independent research on investment products and asset allocation models. We provide a strong compliance infrastructure and licensing assistance to our IFAs. We believe our proprietary technology and service platform provides us with a significant competitive advantage.

  Software

        The foundation of our IFA software is BranchNet, a proprietary platform in which we have made significant investments over the past 15 years. BranchNet provides our IFAs with tools to manage and grow their practices. For example, it enables our IFAs to automate time consuming processes such as opening and managing accounts, executing transactions and rebalancing accounts. In addition to our basic BranchNet package, many of our IFAs subscribe to premium features such as performance reporting, financial planning, and customized websites. We intend to continue our development of the BranchNet platform and other related technologies that will increase our IFAs' efficiency and related profitability. We recently started to offer our IFAs an integrated software application that will enable them to electronically image branch office records, thereby reducing record retention costs and improving access to records. Recent developments in 2007 include, among others, the release of online order entry for variable annuity transaction processing.

  Clearing Services

        Our brokerage and trading platforms provide comprehensive transaction processing and account administration for mutual funds, equities, fixed income securities, options and other securities. LPL launched its self-clearing platform in 2000, utilizing Thomson's Beta Systems for our books and records system, which addresses all important facets of securities transaction processing, including order routing, trading support, execution and clearing, position keeping, regulatory and tax compliance and reporting, and investment accounting and recordkeeping.

        LPL's decision to become a self-clearing broker-dealer has allowed us to manage our cost structure, and service levels more effectively. LPL's self-clearing platform has enabled us to have better control of data and to facilitate platform development, allowing us to further enhance the quality of services we provide to our IFAs. In addition, we believe self-clearing provides LPL's IFAs with efficient and reliable trade processing and financial reporting, enabling them to focus their efforts on serving their clients. We also provide certain FAs access to our third-party clearing platform.

  Service Center

        Our San Diego and Charlotte based service centers field inbound questions from our FAs, providing them with a single, centralized source to obtain assistance with their clients' brokerage, advisory and retirement accounts. Our experienced staff receives ongoing training that enables them to provide consistent and accurate information. Unlike many FAs licensed at brokerage firms that outsource clearing services, our FAs can access a single point of contact to resolve questions for their clients. As a result, our staff resolves approximately 92% of inbound queries on the first contact.

  Research

        We provide IFAs with independent research on mutual funds, separate accounts, annuities, alternative investments, fixed income securities, asset allocation strategies, financial markets and the economy. They develop asset allocation models for our fee-based advisory programs and provide in-depth analysis on a vast number of investments. We believe these research resources are critical to our success and provide us with a notable competitive advantage. Our research department has developed recommended lists of mutual funds, separate accounts and variable annuity sub-accounts. The research process combines quantitative and qualitative screening factors, without considering in any way any financial arrangements or business relationships between us and product manufacturers. The entire suite of published research analysis, commentary recommendations, third-party research data and analytical tools is available real time to IFAs.

  Compliance and Registration

        The primary function of our compliance departments are to develop policies and procedures designed to ensure that we, our employees, and our IFAs conduct business in a manner that complies with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), the states, the Financial Industry Regulatory Authority ("FINRA"), the Commodities Futures Trading Commission ("CFTC") and other self-regulatory organizations of which we are a member.

Account Protection

        Our Securities Investor Protection Corporation ("SIPC") membership provides account protection up to a maximum of $500,000 per client account, of which $100,000 may be in cash. Additionally, through Lloyds of London, our accounts have additional securities coverage subject to a $750 million aggregate firm limit. The account protection applies when a SIPC firm fails financially and is unable to meet obligations to securities clients, but it does not protect against losses from the rise and fall in the market value of investments.

Disaster Recovery

        We have developed a comprehensive business continuity plan that covers business disruptions of varying severity and scope. The plan addresses the potential loss of a geographic area, building, staff, data, systems and/or our telecommunications. Specifically, we have our primary data center in Charlotte, North Carolina and our back-up data center in San Diego, California. We subject our business continuity plan to review and testing on an ongoing basis and update it as necessary. Under our business continuity plan, we expect to continue to be able to do business and resume operations with minimal service impacts. However, under certain scenarios, the time that it would take for us to recover and to resume operations may significantly increase depending on the extent of the disruption and the number of personnel affected.

Competition

        We compete with a variety of financial institutions to attract and retain experienced and productive FAs and financial institutions who employ them. These financial institutions include clearing and processing firms, broker-dealers, asset managers insurance companies, and banks. We believe our primary competitors include Merrill Lynch & Co., Inc., Charles Schwab & Co., Inc., Wachovia Securities, Inc., SEI Investments Development, Inc., National Financial Services, LLC, Pershing, LLC, Primevest Financial Services, Inc. and Raymond James Financial, Inc., among others. We believe that our strong value proposition for our IFAs and financial institutions that employ financial advisors allows us to differentiate ourselves versus competitors.

        Our IFAs compete for clients and administered assets with brokerage firms, banks, insurance companies, asset management and investment advisory firms. In addition, they also compete with a number of firms offering on-line financial services and discount brokerage services, usually with lower levels of service and fees, to individual clients. Factors affecting our IFAs' competitiveness include pricing levels, the breadth and quality of the products and advisory programs they offer, as well as the strength and continuity of their client relationships. In addition, the proper functioning of the service platform we provide to our IFAs, such as software, processing, compliance and registration, is critical to our IFAs' ability to compete effectively.

Employees

        As of December 31, 2007, we had 2,621 employees. None of our employees are subject to collective bargaining agreements governing their employment with us. Our continued growth is dependent, in part, on our ability to recruit and retain skilled technical sales and professional personnel. We believe that our relationships with our employees are excellent.

Regulation

        Our businesses, as well as the financial services industry, are generally subject to extensive regulation. As a matter of public policy, securities regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. The SEC is the federal agency responsible for the administration of the federal securities laws, while the CFTC is the federal agency responsible for the administration of the federal commodities laws. The exchanges, FINRA and the National Futures Association ("NFA"), are self-regulatory bodies composed of members, such as LPL, that have agreed to abide by the respective bodies' rules and regulations. Each of these regulatory bodies may examine the activities of, and may expel, fine and otherwise discipline, member firms and their registered representatives. The laws, rules and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules and regulations are constantly changing. The effect of any such changes cannot be predicted and may impact the manner of operation and profitability of our company.

  Broker-Dealer Regulation

        LPL is a registered broker-dealer with the SEC, a member of FINRA, a member of various self-regulatory organizations, a member of the Boston Stock Exchange ("BSE"), a participant of various clearing organizations including The Depository Trust Company ("DTC"), the National Securities Clearing Corporation ("NSCC") and Options Clearing Corporation, and conducts business as a broker-dealer in all 50 states and the District of Columbia.

        Each of the Broker-Dealer Entities is registered as a broker-dealer with the SEC and is a member of FINRA. Similar to LPL, UVEST, IFMG Securities, Inc. and the Affiliated Broker-Dealers conduct business on a national basis; however each acts as an introducing firm, using a third-party firm for securities clearing and custody functions.

        Broker-dealers are subject to regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of customers' funds and securities, capital structure, record-keeping and the conduct of directors, managers, officers and employees. Broker-dealers are also regulated by securities administrators in those states where they do business. Compliance with many of the regulations applicable to us involves a number of risks because regulations are subject to varying interpretations. Regulators make periodic examinations and review annual, monthly and other reports on our operations, track record and financial condition. Violations of regulations governing a broker-dealer's actions could result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences. The rules of the MSRB, which are enforced by FINRA, apply to the municipal securities activities of the Broker-Dealer Entities.

        The broker-dealer business activities that each of the Broker-Dealer Entities may conduct are limited by their membership agreements with FINRA, their primary self-regulator. The membership agreement may be amended by application to include additional business activities. This application process is time-consuming and may not be successful. As a result, we may be prevented from entering new potentially profitable businesses in a timely manner, or at all. In addition, as a member of FINRA, each of the Broker-Dealer Entities is subject to certain regulations regarding changes in control of our ownership. FINRA Rule 1017 generally provides, among other things, that FINRA approval must be obtained in connection with any transaction resulting in a change in our equity ownership that results in one person or entity directly or indirectly owning or controlling 25% or more of our equity capital, and would include a change in control of our parent company. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited by FINRA.

        Our margin lending is regulated by the Federal Reserve Board's restrictions on lending in connection with customer purchases and short sales of securities, and FINRA rules also require such subsidiaries to impose maintenance requirements on the value of securities contained in margin accounts. In many cases, our margin policies are more stringent than these rules.

  Investment Adviser Regulation

        As investment advisers registered with the SEC, the Broker-Dealer Entities, IAG and Associated Planners Investment Advisory, Inc. are subject to the requirements of the Investment Advisers Act of 1940 and the SEC's regulations thereunder, as well as to examination by the SEC's staff. Such requirements relate to, among other things, fiduciary duties to clients, performance fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between an advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements and general anti-fraud provisions. In addition, the Broker-Dealer Entities, IAG, and Associated Planners Investment Advisory, Inc. are subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, and to regulations promulgated thereunder, insofar as they are a "fiduciary" under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. The failure to comply with these requirements could have a material adverse effect on our business.

  Commodities and Futures Regulation

        LPL is licensed as a futures commission merchant ("FCM") and commodity pool operator with the CFTC and is a member of the NFA. Although licensed as a FCM and a commodity pool operator, LPL's futures activities are limited to conducting business as a guaranteed introducing broker. LPL is regulated by the CFTC and NFA, of which it is a member. Violations of the rules of the CFTC and the NFA could result in remedial actions including fines, registration terminations or revocations of exchange memberships. As a guaranteed introducing broker, LPL clears commodities and futures products through ADM Investor Services International Limited ("ADM"), and all commodities accounts and related client positions are held by ADM.

  Trust Regulation

        Our subsidiary, PTC, is a non-depository national banking association. PTC was chartered in 1994 and was acquired by us in February of 2003. As a limited purpose national bank, PTC is regulated and regularly examined by the Office of the Comptroller of the Currency ("OCC"). PTC files reports with the OCC within 30 days after the conclusion of each calendar quarter. Because the powers of PTC are limited to providing fiduciary services and investment advice, it does not have the power or authority to accept deposits or make loans. For this reason, trust assets under PTC's management are not insured by the Federal Deposit Insurance Corporation.

        As PTC is not a "bank" as defined under the Bank Holding Company Act of 1956, neither its parent, PTC Holdings nor the Company is regulated by the Board of Governors of the Federal Reserve System as a bank holding company.

        Because PTC is a national bank regulated by the OCC, many common corporate activities require approval of or are subject to regulations promulgated by the OCC. These include aspects of day to day operations which are subject to such OCC regulations and policies and procedures adopted by PTC, prior approval of any material change in the business plan of PTC, including direct or indirect changes in control of its parent, the opening of additional full service fiduciary offices (as opposed to representative trust office that only require a post-notice filing), any merger or acquisition directly by PTC, as opposed to us, maintenance of capital standards and numerous other items. In connection with the Acquisition (as defined in Note 1 to our consolidated financial statements), the OCC required PTC to enter into an operating agreement that required us to provide the OCC with quarterly financial reporting and to seek prior OCC approval to any modification of PTC's business plan and imposed certain restrictions on the ability of PTC to pay dividends. PTC was previously party to an operating agreement with the OCC during the period from 2003 until 2004, and based on our experience, we do not expect that the terms of the new operating agreement will materially and adversely affect our operations. Under the new operating agreement, the OCC conditioned its approval of the Acquisition on an agreement by PTC to maintain certain levels of capital. Currently, PTC has agreed to maintain its capital level at not less than $10 million of Tier I capital, which the board of directors of PTC deems adequate for the current operation of its business. PTC also agreed to maintain liquid assets equal to the greater of $8 million or its projected operating expenses for the next twenty-four months (plus any additional expenses during that time period). We also agreed to establish a letter of credit in favor of PTC in an amount equal to $10 million.

        The declaration of dividends by PTC is limited. Generally, a national bank may declare a dividend, without approval of the OCC, if the total of the dividends declared by such institution in a calendar year does not exceed the total of its net profits for that year less any dividends paid in that year combined with its retained profits for the preceding two years.

        PTC operates in a highly competitive industry. It competes with national and state banks, savings and loan associations, securities dealers, insurance companies, investment companies, and personal financial planners as well as other financial institutions.

  Mortgage Brokerage Regulation

        Our subsidiary, Innovex, provided mortgage brokerage and/or lending services in 46 states (excluded states are Nevada, New York, New Jersey and Virginia). Innovex was acquired by us in 2004 and has been approved as a Title II non-supervised mortgagee by the U.S. Department of Housing and Urban Development ("HUD"), maintaining mortgage brokerage or mortgage lending licenses or similar authorizations in those states in which its business requires it to do so. Violations by Innovex of any state or federal regulations, including while Innovex was under control of its prior owners, could result in fines, payment of restitution, revocations of its licenses or other authorizations, and in some circumstances, impairment of the enforceability of its loans or the validity of its liens.

        As of December 31, 2007, we ceased the operations of Innovex.

  Regulatory Capital

        The SEC, FINRA, CFTC and the NFA have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer's capital is net worth plus qualified subordinated debt less deductions for certain types of assets. The Net Capital Rule under the Exchange Act requires that at least a minimum part of a broker-dealer's assets be maintained in a relatively liquid form. As a guaranteed introducing broker for commodities and futures that is also a registered broker-dealer, CFTC rules require us to comply with higher net capital requirements of The Net Capital Rule under the Exchange Act. If applicable net capital rules are changed or expanded, or if there is an unusually large charge against our net capital, our operations requiring the intensive use of capital would be limited. A large operating loss or charge against our net capital could adversely affect our ability to expand or even maintain these current levels of business, which could have a material adverse effect on our business and financial condition.

        The SEC, FINRA and CFTC impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators ultimately could lead to the broker-dealer's liquidation. Additionally, the net capital rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital, and that require prior notice to the SEC and FINRA for certain capital withdrawals. All of our subsidiaries that are subject to net capital rules have been, and currently are, in compliance with those rules and have net capital in excess of the minimum requirements.

  Anti-Money Laundering

        The USA PATRIOT Act of 2001 (the "PATRIOT Act") contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers, FCMs and other financial services companies, including standards for verifying customer identification at account opening and obligations to monitor customer transactions and detect and report suspicious activities to the U.S. government. Financial institutions subject to the PATRIOT Act generally must have anti-money laundering procedures in place, implement specialized employee training programs, designate an anti-money laundering compliance officer and are audited periodically by an independent party to test the effectiveness of compliance. We have established policies, procedures and systems designed to comply with these regulations.

  Privacy

        We use information about our clients to provide personalized services. Regulatory activity in the areas of privacy and data protection continues to grow worldwide and is generally being driven by the growth of technology and related concerns about the rapid and widespread dissemination and use of information. We must comply with these information-related regulations, to the extent applicable, among others. Such regulations may constrain our ability to market our services to our current clients and to access additional clients. In addition, we must ensure that we properly safeguard our client information.

        The 1999 Gramm-Leach-Bliley Act ("GLBA") requires disclosure of a financial institution's privacy policies and practices and affords customers (as defined in the GLBA) the right to "opt out" of an institution's transmission of information to unaffiliated third parties (with certain exceptions). GLBA also requires financial institutions to safeguard customer information. We will continue our efforts to safeguard the data entrusted to us in accordance with applicable law and our internal data protection policies, including taking steps to reduce the potential for identity theft, while seeking to collect and use data to properly achieve our business objectives and to best serve our clients. Our Broker-Dealer Entities are further subject to state privacy and data security laws, which if more strict than the federal standard under GLBA will apply in addition to the GLBA standard.

        The Fair Credit Reporting Act of 1970 ("FCRA"), as amended, regulates our obtaining and disclosing consumer reports periodically obtained regarding our IFAs. The 2003 Fair and Accurate Credit Transactions Act ("FACT Act") significantly amended the FCRA, including making permanent and adding to the preemption of state laws regarding certain activities involving consumer reports. The extent to which the FCRA preempts state law is currently the subject of litigation. In addition, the FACT Act amended the FCRA by adding new provisions designed to prevent or reduce the incidence of identify theft and to improve the accuracy of consumer report information. The FACT Act also requires any company that receives consumer "eligibility" information from an affiliate to permit the consumer to opt out of having that information used to market the company's products to the consumer, subject to certain exceptions. This provision has not yet taken effect, as the rules implementing it have not been finalized.

Regulatory Actions

        In November 2005, prior to the Company's acquisition of IASG, MSC received a "Wells" notice from FINRA's Department of Enforcement. The staff alleged that MSC had failed to maintain adequate supervisory procedures regarding certain variable annuity transactions, and failed to maintain accurate books and records related thereto. On July 23, 2007, the staff filed a complaint against MSC and certain of its employees in connection with this matter.

Other Matters

        We filed a Certificate of Correction with the Delaware Secretary of State on March 31, 2008, in order to correct the references to par value in our Certificate of Incorporation from $0.01 to $0.001. This Certificate of Correction is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

We depend on our ability to attract and retain experienced and productive IFAs and Financial Institutions.

        Our ability to attract and retain experienced and productive IFAs and Financial Institutions has contributed significantly to our growth and success, and our strategic plan is premised upon continued growth in the number of our IFAs. If we fail to attract new IFAs and Financial Institutions or to retain and motivate our current IFAs and Financial Institutions, our business, results of operations or financial condition may suffer.

        We devote considerable efforts to recruiting experienced and productive FAs. The market for experienced and productive FAs is highly competitive. In attracting FAs, we compete directly with a variety of financial institutions such as wirehouses, regional broker-dealers, banks, insurance companies and other independent broker-dealers. There can be no assurance that we will be successful in our efforts to recruit the FAs needed to achieve our growth objectives.

        We also devote considerable resources to encouraging our IFAs and Financial Institutions to remain with us. Our contracts with our IFAs are mutually terminable upon 30 days' notice. As a result, IFAs licensed with us may in the future leave us at any time to pursue other opportunities. Although our level of payout is designed to discourage attrition, there can be no assurance that we will be successful in retaining such IFAs, the loss of whom, and the loss of whose clients, will also result in a loss of income to us.

        Further, as competition for experienced and productive FAs increases, there may be competitive pressure to increase the share of commissions and advisory fees we pay to our IFAs and Financial Institutions. Any such increase could have a material adverse effect on our business, results of operations, cash flows or financial condition.

We depend on FAs' ability to grow their businesses.

        Our financial results are influenced by the growth of our FAs' and related Financial Institutions' businesses. The growth of their businesses has been affected by a variety of factors that are both external and internal to the financial advisory industry, including general economic conditions. If FAs are not able to grow their businesses, our business, results of operations, cash flows or financial condition may suffer.

The performance of our business is correlated with the economy and financial markets, and a slowdown or downturn in the economy or financial markets could adversely affect our business, results of operations, cash flows or financial condition.

        Our financial results are influenced by the willingness or ability of clients to maintain or increase their investment activities in the financial products offered by us. As a result, general economic and market factors can affect our commission and fee revenue. For example, a decrease in stock prices can:

  •
  reduce new investments by both new and existing clients in financial products that are linked to the stock market, such as variable life insurance, variable annuities, mutual funds and managed accounts;

  •
  reduce trading activity, thereby affecting our brokerage commissions;

  •
  reduce the value of assets under management, thereby reducing asset-based fee income; and

  •
  motivate clients to withdraw funds from their accounts, reducing assets under management, advisory fee revenue, and asset-based fee income.

        In addition, a decline in interest rates could have an adverse effect upon our ICA Program and our business in general. General economic and market factors may also slow the rate of growth, or lead to a decrease in the size, of the mass affluent market.

Because clients can withdraw their assets on short notice, poor performance of the investment products and services may have a material adverse effect on our business, results of operations, cash flows or financial condition.

        Clients can reduce the aggregate amount of assets under management or shift their funds to other types of accounts with different rate structures for any of a number of reasons, including investment performance and personal client liquidity needs. Poor performance of the investment products and services that we offer relative to the performance of other products available in the market or the performance of other investment management firms tends to result in the loss of accounts. The decrease in revenue that could result from such an event could have a material adverse effect on our business, results of operations, cash flows or financial condition.

Our business is competitive and, if we are unable to compete effectively, our business, results of operations, cash flows or financial condition may be adversely affected.

        We compete directly with a variety of financial institutions to attract and retain experienced and productive FAs. These financial institutions include wirehouses, regional broker-dealers, banks, insurance companies, and other independent broker-dealers. Recent consolidation in the financial services industry has created stronger competitors, some of whom have greater financial resources. This may allow our competitors to respond more quickly to new technologies and changes in market demand, to devote greater resources to developing and promoting their services, and to make more attractive offers to potential FAs. In addition, the passage of the Gramm-Leach-Bliley Act in 1999 reduced barriers to large institutions providing a wide range of financial services products and services. See "Business—Competition" for a listing of some of our more prominent competitors.

        We may experience pricing pressures in the future as some of our competitors seek to obtain increased market share by reducing fees. Some competitors may offer services to clients at lower prices than we are offering, which may force us to reduce our prices or to lose market share and revenue. If we are not able to compete successfully in the future, our business, results of operations, cash flows or financial condition could be adversely affected.

Our business is highly regulated and the failure to comply with applicable regulations could result in penalties, temporary or permanent prohibitions on our activities and reputational harm, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition.

        Our business is subject to extensive United States regulation and supervision, including regarding securities and investment advisory services. The Broker-Dealer Entities are registered as broker-dealers and investment advisers with the SEC, are members of FINRA, do business as broker-dealers and investment advisers in all 50 states and the District of Columbia, and are members of various self-regulatory organizations. IAG and Associated Planners Advisory, Inc. are registered as investment advisers with the SEC, are members of FINRA, do business as investment advisers in all 50 states and the District of Columbia, and are members of various self-regulatory organizations. LPL is a member of the NSCC and the DTC. LPL is also registered as a FCM and a commodity pool operator with the CFTC.

        The SEC, FINRA, CFTC, various securities and futures exchanges and other U.S. governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. There can also be no assurance that existing regulations will not change or that federal, state or foreign agencies will not attempt to further regulate our business. These legislative and regulatory initiatives may affect the way in which we conduct our business and may make our business less profitable. Recently, federal, state and other regulatory authorities have focused on, and continue to devote substantial attention to, the mutual fund and variable annuity industries. It is difficult at this time to predict whether changes resulting from new laws and regulations will affect these industries or our business and, if so, to what degree. For example, there have recently been suggestions from regulatory agencies and other industry participants that mutual fund fees paid under Rule 12b-1 of the Investment Company Act of 1940, as amended, in exchange for distributing certain mutual funds should be reconsidered and potentially reduced or eliminated. Similarly, there have been recent suggestions from regulatory agencies that fees derived from marketing arrangements between product manufacturers and distributors should be reduced or restructured. In addition, changes in legislation and regulatory law may reduce the amount of commission or compensation permitted to be derived from investment products offered by independent broker-dealers. An industry-wide reduction or restructuring of Rule 12b-1 fees, amounts we receive under marketing arrangements or amounts permitted to be received from investment products could have a material adverse effect on our business, results of operations, cash flows or financial condition.

        Our ability to conduct business in the jurisdictions in which we currently operate depends on our compliance with the laws, rules and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of these jurisdictions. Our ability to comply with all applicable laws, rules and regulations is largely dependent on our establishment and maintenance of compliance, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit and risk management personnel. While we have adopted policies and procedures reasonably designed to comply with all applicable laws, rules and regulations, these systems and procedures may not be fully effective, and there can be no assurance that regulators or third parties will not raise material issues with respect to our past or future compliance with applicable regulations. We face the risk of intervention by regulatory authorities, including extensive examination and surveillance activity and adoption of costly or restrictive new regulations. In the case of actual or alleged non-compliance with regulations, we could be subject to investigations and administrative proceedings that may result in substantial penalties. Any failure to comply with applicable laws and rules could adversely affect our business, results of operations, cash flows or financial condition.

        We also are subject to various laws, regulations, and rules setting forth requirements regarding privacy and data protection. If our policies, procedures and systems are found to not comply with these requirements, we could be subject to regulatory actions or litigation that could have a material adverse effect on our business, results of operations, cash flows or financial condition.

        Recently, class action complaints have been filed against other broker-dealers alleging various causes of action arising out of their bank deposit sweep programs with their affiliated banks. In these complaints, allegations were, among others, that the disclosures by the broker and dealers were false and misleading and that the firms concealed material information from customers. Although we believe our ICA Program differs from the named broker-dealers' programs, there has been significant scrutiny under these programs. If we are not able to offer our ICA Program, it could have a material adverse effect on our business, results of operations, cash flows or financial condition.

We are subject to various regulatory capital requirements, which, if not complied with, could result in the restriction of the ongoing conduct, growth, or even liquidation of parts of our business.

        The SEC, FINRA and CFTC have extensive rules and regulations with respect to capital requirements. The net capital rule under the Exchange Act requires that at least a minimum part of a broker-dealer's assets be maintained in a relatively liquid form. For example, as a guaranteed introducing broker for commodities and futures that is also a registered broker-dealer, CFTC rules require us to comply with higher net capital requirements of the net capital rule. Our ability to withdraw capital from LPL could be restricted, which in turn could limit our ability to fund operations, repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

Our business is subject to risks related to litigation and arbitration actions.

        From time to time, we are subject to legal proceedings arising out of our business operations, including lawsuits, arbitration claims, regulatory and or governmental subpoenas, investigations and actions, and other claims. Many of our legal claims are client initiated and involve the purchase or sale of investment securities. In our investment advisory programs, we have fiduciary obligations that require us and our IFAs to act in the best interests of our IFAs' clients. We may face liabilities for actual or claimed breaches of these fiduciary duties. The outcome of these actions cannot be predicted, and although we believe we have adequate insurance coverage for these matters (see "—Our errors and omissions insurance coverage may be inadequate or expensive"), no assurance can be given that such legal proceedings would not have a material adverse effect on our business, results of operations, cash flows or financial condition.

Our errors and omissions insurance coverage may be inadequate or expensive.

        We are subject to claims in the ordinary course of business resulting from alleged and actual errors and omissions in effecting securities transactions, rendering investment advice and making insurance sales. These activities may involve substantial amounts of money. Since errors and omissions claims against us may allege our liability for all or part of the amounts in question, claimants may seek large damage awards. These claims can involve significant defense costs. Errors and omissions could include, for example, failure, whether negligently or intentionally, to effect securities transactions on behalf of our IFAs or their clients, failure to disclose material information relating to the investment, breach of fiduciary duty and unsuitable investment recommendations. It is not always possible to prevent or detect activities giving rise to claims, and the precautions we take may not be effective in all cases.

        We have mandatory errors and omissions insurance coverage to protect us and our IFAs against the risk of liability resulting from alleged and actual errors and omissions. Recently, premium and deductible costs associated with this insurance have increased, coverage terms have become more restrictive and the number of insurers in this market has decreased. In 2006, LPL increased its deductible from $45,000 per claim to $250,000 per claim. This means that we bear increased economic risk for any claims. While we endeavor to purchase coverage that is appropriate to our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Our business, results of operations, cash flows or financial condition may be negatively affected if in the future our insurance proves to be inadequate or unavailable. In addition, errors and omissions claims may harm our reputation or divert management resources away from operating our business.

Misconduct and errors by our employees and our IFAs could harm our business, results of operations, cash flows or financial condition.

        Misconduct and errors by our employees and our IFAs could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm. Misconduct and errors could include:

  •
  errors in executing securities transactions;

  •
  hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses;

  •
  improperly using or disclosing confidential information;

  •
  recommending securities that are not suitable;

  •
  engaging in fraudulent or otherwise improper activity;

  •
  engaging in unauthorized or excessive trading; or

  •
  otherwise not complying with laws or our control procedures.

        We cannot always deter misconduct and errors by our employees and our FAs, and the precautions we take to prevent and detect this activity may not be effective in all cases. Prevention and detection among our FAs, who are not employees of LPL and tend to be located in small, decentralized offices, present additional challenges. There cannot be any assurance that misconduct and errors by our employees and FAs will not lead to a material adverse effect on our business, results of operations, cash flows or financial condition.

The securities settlement process exposes us to risks that may impact our liquidity and profitability.

        LPL provides clearing services and trade processing for our IFAs and their clients and certain financial institutions. Broker-dealers that clear their own trades are subject to substantially more regulatory requirements than brokers that outsource these functions to third-party providers. Errors in performing clearing functions, including clerical, technological and other errors related to the handling of funds and securities held by us on behalf of clients, could lead to censures, fines or other sanctions imposed by applicable regulatory authorities as well as losses and liability in related lawsuits and proceedings brought by our IFAs' clients and others. Any unsettled securities transactions or wrongly executed transactions may expose our IFAs and us to adverse movements in the prices of such securities.

Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments.

        As part of our business strategy, we seek to acquire businesses that offer complementary products, services or technologies. These acquisitions are accompanied by the risks commonly encountered in an acquisition of a business, which may include, among other things:

  •
  the effect of the acquisition on our financial and strategic position and reputation;

  •
  the failure of an acquired business to further our strategies;

  •
  the failure of the acquisition to result in expected benefits, which may include benefits relating to enhanced revenues, technology, human resources, costs savings, operating efficiencies and other synergies;

  •
  the difficulty and cost of integrating the acquired business, including costs and delays in implementing common systems and procedures and costs and delays caused by communication difficulties or geographic distances between the two companies' sites;

  •
  the assumption of liabilities of the acquired business, including litigation-related liability;

  •
  the potential impairment of acquired assets;

  •
  the lack of experience in new markets, products or technologies or the initial dependence on unfamiliar supply or distribution partners;

  •
  the diversion of our management's attention from other business concerns;

  •
  the impairment of relationships with customers or suppliers of the acquired business or our customers or suppliers;

  •
  the potential loss of key employees of the acquired company; and

  •
  the potential incompatibility of business cultures.

        These factors could have a material adverse effect on our business, results of operations, cash flows or financial condition. To the extent that we issue shares of our common stock or other rights to purchase our common stock in connection with any future acquisition, existing shareholders may experience dilution and our earnings per share may decrease. In 2007, we completed a number of strategic acquisitions. We are currently integrating the operations of those acquired entities with ours. We cannot assure that we will be able to successfully integrate these operations, and even if we do so, we may be unable to realize the benefits we expect to obtain as a result of that integration, including projected cost reductions, in a given period or no a definitive basis.

        In addition to the risks commonly encountered in the acquisition of a business as described above, we may also experience risks relating to the challenges and costs of closing a transaction. Further, the risks described above may be exacerbated as a result of managing multiple acquisitions at the same time. We also may invest in businesses that offer complementary products, services or technologies. These investments would be accompanied by risks similar to those encountered in an acquisition of a business.

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types or risks.

        We have adopted policies and procedures to identify, monitor and manage our risks, including, among other things, establishing our Enterprise Risk Management Group with an internal audit function. These policies and procedures, however, may not be fully effective. Some of our risk evaluation methods depend upon information provided by others and public information regarding markets, clients or other matters that are otherwise accessible by us. In some cases, however, that information may not be accurate, complete or up-to-date. Also, because our IFAs work in small, decentralized offices, additional risk management challenges may exist. If our policies and procedures are not fully effective or we are not always successful capturing all risks to which we are or may be exposed, our business could be materially adversely affected.

If the counterparties to the derivative instruments we use to hedge our business risks default, we may be exposed to risks we had sought to mitigate, which could adversely affect our results of operations, cash flows or financial condition.

        We use a variety of derivative instruments to hedge several business risks. If our counterparties fail to honor their obligations under the derivative instruments, our hedges of the related risk will be ineffective. That failure could have an adverse effect on our financial condition and results of operations, cash flows that could be material.

Our networks may be vulnerable to security risks.

        The secure transmission of confidential information over public networks is a critical element of our operations. Our application service provider systems maintain and process confidential data on behalf of FAs and their clients, some of which is critical to FAs' business operations. For example, our brokerage systems maintain account and trading information for clients. If our application service provider systems are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, clients could experience data loss, financial loss, harm to reputation and significant business interruption. If such a disruption or failure occurs, we may be exposed to unexpected liability, clients may withdraw their assets, our reputation may be tarnished, and there could be a material adverse effect on our business, results of operations, cash flows or financial condition.

        Our networks may be vulnerable to unauthorized access, computer viruses and other security problems in the future. Persons who circumvent security measures could wrongfully use our confidential information or our clients' confidential information or cause interruptions or malfunctions in our operations. We may be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. We may not be able to implement security measures that will protect against all security risks.

Failure to maintain technological capabilities, flaws in existing technology, difficulties in upgrading our technology platform, or the introduction of a competitive platform could have a material adverse effect on our business, results of operations, cash flows or financial condition.

        We believe that our technology platform, particularly our BranchNet system, is one of our competitive strengths. Our future success will depend in part on our ability to anticipate and adapt to technological advancements required to meet the changing demands of our FAs. In particular, the emergence of new industry standards and practices could render our existing systems obsolete or uncompetitive. Any upgrades or expansions may require significant expenditures of funds and may also increase the probability that we will suffer system degradations, outages and failures. There cannot be any assurance that we will have sufficient funds to adequately update and expand our networks, nor can there be any assurance that any upgrade or expansion attempts will be successful and accepted by our current and prospective IFAs and Financial Institutions. Our failure to adequately update and expand our systems and networks could have a material adverse effect on our business, results of operations, cash flows or financial condition. In addition, system degradations, outages or failures could have a material adverse effect on our business, results of operations, cash flows or financial condition.

        We believe our extensive prior investments in our proprietary technology platform and the scale advantage these investments have created enable us to add new IFAs without significant incremental costs. If a reasonably priced, competitive system became available to broker-dealers generally, and to smaller broker-dealers particularly, our scale advantage could be adversely affected. Our BranchNet system was developed over a period of more than ten years and at significant cost. There can be no assurance, however, that a competitive system cannot be developed that would provide broker-dealers with the ability to offer a competitive platform at an economical price.

Disruption of our disaster recovery plans and procedures in the event of a catastrophe could adversely affect our business, results of operations, cash flows or financial condition.

        We have made a significant investment in our infrastructure, and our operations are dependent on our ability to protect the continuity of our infrastructure against damage from catastrophe or natural disaster, breach of security, loss of power, telecommunications failure or other natural or man-made events. A catastrophic event could have a direct negative impact on us by adversely affecting our employees or facilities, or an indirect impact on us by adversely affecting our IFAs, clients, financial institutions who employ FAs, the financial markets or the overall economy. While we have implemented business continuity and disaster recovery plans, it is impossible to fully anticipate and protect against all potential catastrophes. If our business continuity and disaster recovery plans and procedures were disrupted or unsuccessful in the event of a catastrophe, we could experience a material adverse interruption of our operations.

        Our ability to provide financial services to our IFAs, financial institutions who employ FAs and clients, and to create and maintain comprehensive tracking and reporting of client accounts depends on our capacity to store, retrieve and process data, manage significant databases and expand and periodically upgrade our information processing capabilities. Interruption or loss of our information processing capabilities could have a material adverse effect on our business, results of operations, cash flows or financial condition.

        We do not currently maintain interruption insurance.

Our future success depends on our ability to recruit and retain qualified employees.

        Our success and future growth depends upon our ability to attract and retain qualified employees. There is significant competition for qualified employees in the broker-dealer industry. We may not be able to retain our existing employees or fill new positions or vacancies created by expansion or turnover. The loss or unavailability of these individuals could have a material adverse effect on our business, results of operations, cash flows or financial condition.

We depend on key senior management personnel.

        Our success depends upon the continued services of our key senior management personnel, including our executive officers and senior managers. The loss of one or more of our key senior management personnel, and the failure to recruit a suitable replacement or replacements, could have a material adverse effect on our business, results of operations, cash flows or financial condition.

A loss of our marketing relationships with a variety of leading manufacturers of investment products could harm our business, results of operations, cash flows or financial condition.

        We operate on an open architecture product platform with no proprietary investment products. To help our IFAs meet their clients' needs with suitable options, we have relationships with many industry leading providers of investment and insurance products. We have sponsorship agreements with some manufacturers of fixed and variable annuities and mutual funds that, subject to the survival of certain terms and conditions, may be terminated upon 30 days' notice. If we lose our relationships with one or more of these manufacturers, our business, results of operations, cash flows or financial condition may be materially and adversely affected.

A change in our clearing service bureau relationships could adversely affect our business, results of operations, cash flows or financial condition.

        LPL has used Thomson's Beta Systems as its clearing service bureau since 2000 to support its self-clearing services. In October 2007, we entered into an agreement with Pershing, LLC by which Pershing, LLC serves as the clearing broker for the Affiliated Broker-Dealers and UVEST. If we had to change the clearing service bureaus we use, we would experience a disruption to our business. Although we believe we have the resources to make such a transition with minimal disruption, we cannot predict the costs and time for a conversion to a new system. There cannot be any assurance that the disruption caused by a change in our clearing service bureau relationship would not have a material adverse affect on our business, results of operations, cash flows or financial condition.

Changes in U.S. federal income tax law could make some of the products distributed by our IFAs less attractive to clients.

        Some of the products distributed by our IFAs enjoy favorable treatment under current U.S. federal income tax law. Changes in U.S. federal income tax law could make some of these products less attractive to clients and could have a material adverse affect on our business, results of operations, cash flows or financial condition.

Failure to comply with ERISA regulations could result in penalties against us.

        We are subject to the Employee Retirement Income Security Act of 1974, or ERISA, and to regulations promulgated thereunder, insofar as we act as a "fiduciary" under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. Our failure to comply with these requirements could result in significant penalties against us that could have a material adverse effect on our business, results of operations, cash flows or financial condition (or, in a worst case, severely limit the extent to which we could act as fiduciaries for any plans under ERISA).

Our substantial indebtedness could adversely affect our financial health and may limit our ability to use debt to fund future capital needs.

        We have a significant amount of indebtedness. At December 31, 2007, we had total indebtedness of $1.45 billion.

        Our substantial indebtedness could have important consequences to you. For example, it could:

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  place us at a competitive disadvantage compared to our competitors that have less debt; and

  •
  limit our ability to borrow additional funds.

        Furthermore, if an event of default were to occur with respect to our credit agreement or other indebtedness, our creditors could, among other things, accelerate the maturity of our indebtedness.

        Our ability to make scheduled payments on or to refinance indebtedness obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control.

        We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful or feasible. Our credit agreement restricts our ability to sell assets. Even if we could consummate those sales, the proceeds that we realize from them may not be adequate to meet any debt service obligations then due.

        In addition, as a result of reduced operating performance or weaker than expected financial condition, rating agencies may downgrade our senior subordinated notes, which would adversely affect the value of our common shares.

We will be able to incur additional indebtedness or other obligations in the future, which would exacerbate the risks discussed above.

        Our senior secured credit agreement permits us to incur additional indebtedness. Although the amended and restated credit agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute "indebtedness" as defined in the amended and restated credit agreement. To the extent new debt or other obligations are added to our currently anticipated debt levels, the substantial indebtedness risks described above would increase. We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Restrictions under certain of our indebtednesses may prevent us from taking actions that we believe would be in the best interest of our business.

        Certain of our indebtedness contain customary restrictions on our activities, including covenants that restrict us from:

  •
  incurring additional indebtedness or issuing disqualified stock or preferred stock;

  •
  paying dividends on, redeeming or repurchasing our capital stock;

  •
  making investments or acquisitions;

  •
  creating liens;

  •
  selling assets;

  •
  restricting dividends or other payments to us;

  •
  guaranteeing indebtedness;

  •
  engaging in transactions with affiliates; and

  •
  consolidating, merging or transferring all or substantially all of our assets.

        We are also required to meet specified financial ratios. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business. Our ability to comply with these restrictive covenants will depend on our future performance, which may be affected by events beyond our control. If we violate any of these covenants and are unable to obtain waivers, we would be in default under the applicable agreements and payment of the indebtedness could be accelerated. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross—default or cross—acceleration provisions. If our indebtedness is accelerated, we may not be able to repay that indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business, results of operations, cash flows and financial condition could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the common stock and may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

The Majority Holders control us and may have conflicts of interest with us.

        Investment funds affiliated with TPG Partners IV, LP and Hellman & Friedman Capital Partners, LP (collectively, the "Majority Holders") own approximately 59.3% of our capital stock, on a fully-diluted basis. Although our executive team has the contractual ability to terminate their employment agreements and receive certain payments if the Majority Holders enter into a transaction our executive team does not approve, the Majority Holders have significant influence over corporate transactions.

        Additionally, the Majority Holders are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Majority Holders may also pursue acquisition opportunities that may be complementary to our business and, as a result. those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by the Majority Holders continue to own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Majority Holders will continue to be able to strongly influence or effectively control our decisions.

Our performance is affected by many factors, some of which are beyond our control.

        Our business operations, performance, and financial condition could be negatively affected by any of the following:

  •
  our dependency on our ability to attract and retain experienced and productive FAs;

  •
  our ability to successfully integrate acquisitions;

  •
  the economy and financial markets, including changes to interest rates;

  •
  the performance of the investment products and services our IFAs and our financial institutions recommend or distribute;

  •
  the competitive nature of our business;

  •
  the regulated nature of our business;

  •
  the failure to comply with regulatory capital requirements;

  •
  the failure to maintain adequate errors and omissions insurance coverage;

  •
  the misconduct and errors by our employees and our FAs;

  •
  our potential financial exposure resulting from errors in the securities settlement process;

  •
  the failure of our risk management policies and procedures to fully mitigate our risk exposure in all market environments or against all types of risks;

  •
  the vulnerability of our networks to security risks;

  •
  the failure to maintain technological capabilities, the difficulties in upgrading our technology platform or the introduction of a competitive platform;

  •
  the disruption of our disaster recovery plans and procedures in the event of a catastrophe;

  •
  our ability to recruit and retain qualified employees;

  •
  our dependency on key senior management personnel;

  •
  the loss of any or all of our marketing relationships with manufacturers of investment products;

  •
  our ability to execute on our business strategy; and

  •
  our reliance on our clearing service bureau.

Provisions of our senior secured credit agreement could discourage an acquisition of us by a third party.

        Certain provisions of our credit agreement could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a change of control, all indebtedness under our credit agreement may be accelerated and become due.

Anti-takeover provisions of our certificate of incorporation and bylaws may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that we might consider favorable.

        Provisions of our certificate of incorporation and bylaws could deter, delay or prevent a third-party from acquiring us, even if doing so would benefit our stockholders. These provisions include:

  •
  staggered board of directors;

  •
  the absence of cumulative voting in the election of directors;

  •
  limitations on who may call special meetings of stockholders; and

  •
  advance notice requirements for stockholder proposals.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in Boston, Massachusetts where we lease approximately 57,000 square feet of space under a lease agreement that expires on June 30, 2012, and in San Diego, California where we lease approximately 399,000 square feet of space under lease agreements that expire starting on August 31, 2010. We lease a total of approximately 242,000 square feet in Charlotte, North Carolina under lease agreements expiring in November 2016.

        Our subsidiary PTC Holdings, Inc., located in Cleveland, Ohio, leases approximately 6,000 square feet of space under a lease agreement that expires on March 31, 2009.

        Our subsidiary UVEST Financial Services Group, Inc., located in Charlotte, North Carolina, leases approximately 42,000 square feet of space under a lease agreement that expires on December 31, 2013.

        Our subsidiary, MSC, leases approximately 37,700 square feet of space in West Palm Beach, Florida under a lease agreement that expires February 27, 2018. MSC also leases 5,100 square feet of space in Scottsdale, Arizona under a lease agreement that expires September 6, 2011. MSC leases 1,600 square feet in Newport Beach, California under a lease agreement that expires January 31, 2009. Our subsidiary WFG leases approximately 16,700 square feet of space in Itasca, Illinois under a lease agreement that expires June 30, 2016. Our subsidiary AFG leases approximately 24,000 square feet of space in El Segundo, California under a lease agreement that expires January 31, 2012.

        Our subsidiary, Independent Financial Marketing Group, Inc., leases approximately 41,000 square feet of space in Purchase, New York under a lease agreement that expires December 31, 2013.

        We own approximately 4.5 acres of land in San Diego. We believe that our existing properties are adequate for the current operating requirements of our business and that additional space will be available as needed.

ITEM 3.    LEGAL PROCEEDINGS

        We are presently and regularly involved in legal proceedings in the ordinary course of our business, including lawsuits, arbitration claims, regulatory and/or governmental subpoenas, investigations and actions, and other claims. Many of our legal proceedings are consumer initiated and involve the purchase or sale of investment securities.

        In November 2005, prior to the Company's acquisition of IASG, MSC received a "Wells" notice from FINRA's Department of Enforcement. The staff alleged that MSC had failed to maintain adequate supervisory procedures regarding certain variable annuity transactions, and failed to maintain accurate books and records related thereto. On July 23, 2007, the staff filed a complaint against MSC and certain of its employees in connection with this matter.

        We believe that none of our current legal proceedings will have a material adverse impact on our business, results of operations, cash flows or financial condition.

        We cannot predict at this time the effect that any future legal proceeding will have on our business. Given the current regulatory environment and our business operations throughout the country, it is likely that we will become subject to further legal proceedings. Our ultimate liability, if any, in connection with any future such matters is uncertain and is subject to contingencies not yet known.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Other than actions related to the ten-for-one stock split described in Note 24 to our consolidated financial statements, there were no matters submitted to our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        There is no established trading market for our common equity.

Holders

        As of December 31, 2007, we have 65 holders of our common stock. As of December 31, 2007, we have outstanding bonus credits in respect of 7,474,320 shares of our common stock to 1,072 registered representatives.

Dividends

        No dividends have been paid during the past two fiscal years nor do we plan on paying dividends in the future.

        For a description of restrictions on our ability to pay dividends on the common equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness."

Equity Compensation Plan Information

        The table below sets forth as of December 31, 2007 information on compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,748,080	$2.46	627,100
Equity compensation plans not approved by security holders	—	—	—

Total	21,748,080	$2.46	627,100

        As of December 31, 2007, we issued and had outstanding bonus credits to acquire 7,474,320 shares of our common stock. The bonus credits have no exercise price, and the plan relating to the bonus credits has not been approved by security holders. The intent of the plan is to aid us in attracting, motivating and retaining service providers of outstanding ability by offering such service providers an opportunity to receive grants of stock-based awards, thereby increasing their personal interest in our growth and success.

        Our Board of Directors (the "Board") has to date approved the issuance of not more than 7,716,930 shares of our common stock pursuant to the bonus credits in compensatory circumstances only. The Board has authority to issue additional bonus credits under the plan up to the limit of our authorized capital. Each bonus credit represents the right to receive one share of our common stock only upon the occurrence of a liquidity event, as described in the plan. The terms of the bonus credits do not allow the holder to choose if or when to become holders of our common stock (i.e. the bonus credits are not "exercisable"), and the common stock is automatically deliverable by us upon the occurrence of the liquidity event.

Recent Sales of Unregistered Securities (Split Adjusted)

        The following information relates to all securities issued or sold by us during the fiscal year ended December 31, 2007, excluding those already filed in previous Form 10-Q Reports and not registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of the transactions described below was conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2), on the basis that such transactions did not involve a public offering. There were no underwriters employed in connection with any of the transactions set forth in this Item 5.

  •
  On January 2, 2007, we issued and sold to certain employees of UVEST an aggregate of 603,660 shares of common stock based on a stock valuation of $15.84 per share, and an aggregate of 65,820 shares of common stock based on a stock valuation of $18.90 per share. These shares were issued and sold in connection with the UVEST acquisition in reliance upon the available exemptions from registration requirements of Section 4(2) of the Securities Act.

  •
  In December 2007, we issued options to members of our management team to purchase up to an aggregate total of 30,000 shares of our common stock, at an exercise price per share of $27.40, pursuant to our 2005 Incentive Stock Option Plan. In December 2007, we also issued options to members of our management team to purchase up to an aggregate total of 211,500 shares of our common stock, at an exercise price per share of $27.40, pursuant to our 2005 Non-Qualified Stock Option Plan. No consideration was paid to the registrant by any recipient of any of the foregoing options for the grant of stock. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2).

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected historical financial information for the past five fiscal years. The selected historical financial information presented below should be read in conjunction with the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

        Our selected historical financial data may not be comparable from period to period and may not be indicative of future results. Additionally, historical dividends per share are presented as declared by the predecessor company under its capital structure at that time. Common shares of our predecessor company are not equal to common shares under our current capital structure and are not necessarily indicative of amounts that would have been received per common share of current ownership.

        Unless otherwise indicated, this Annual Report on Form 10-K reflects and assumes a ten-for-one stock split that was effected on January 1, 2008.

	For the Year Ended December 31,
			Predecessor
	2007(1)	2006	2005	2004	2003
	(in thousands)
Consolidated statements of income data:
Revenue:
Commissions	$1,470,285	$890,489	$744,939	$640,128	$521,940
Advisory	738,938	521,058	399,363	301,090	209,536
Asset-based fees	260,935	147,364	107,726	89,561	68,631
Transaction and other fees	184,604	134,496	125,844	104,168	87,850
Interest income	36,708	28,402	17,719	12,829	10,822
Other	26,135	18,127	11,705	9,609	10,289

Total revenues	2,717,605	1,739,936	1,407,296	1,157,385	909,068

Expenses:
Production expenses	1,935,472	1,231,105	999,301	821,688	643,396
Compensation and benefits	257,200	137,401	142,372	127,997	98,306
General and administrative	199,895	120,891	116,943	92,725	75,482
Depreciation and amortization	78,748	65,348	17,854	15,798	12,014
Other	14,609	4,921	12,712	29,826	35,446

Total non-interest expenses	2,485,924	1,559,666	1,289,182	1,088,034	864,644
Interest expense from operations	1,031	301	976	1,447	1,464
Interest expense from senior credit facilities and subordinated notes	122,817	125,103	1,388	—	—

Total expenses	2,609,772	1,685,070	1,291,546	1,089,481	866,108

Income from continuing operations before provision for income taxes	107,833	54,866	115,750	67,904	42,960
Provision for income taxes	46,764	21,224	46,461	32,552	26,598

Income from continuing operations	61,069	33,642	69,289	35,352	16,362

Loss from discontinued operations	—	—	(26,200)	—	—
Net income	$61,069	$33,642	$43,089	$35,352	$16,362

Cash dividends per common share	n/a	—	n/a	n/a	n/a
Cash dividends per common share—Class A & C (Predecessor)	n/a	n/a	$6.36	$7.10	—
Cash dividends per common share—Class B (Predecessor)	n/a	n/a	$1.47	$1.84	—

	As of December 31,
			Predecessor
	2007(1)	2006	2005	2004	2003	2002
	(in thousands, except otherwise indicated)
Consolidated statements of financial condition data:
Cash and equivalents	$188,003	$245,163	$134,592	$113,439	$147,515	$129,782
Receivables	668,448	468,170	377,932	302,584	240,481	217,374
Fixed assets, net	156,797	121,594	134,764	63,035	70,268	61,986
Total assets	3,287,349	2,797,544	2,638,486	606,145	556,446	465,170
Bank loans payable	65,000	—	—	25,049	30,855	29,236
Notes payable	1,386,071	1,344,375	1,345,000	—	—	—
Drafts payable	127,144	104,344	88,230	86,080	65,911	69,185
Payable to customers	406,677	294,574	195,106	149,882	143,899	105,013
Total liabilities	2,540,183	2,170,627	2,050,062	408,894	353,321	278,778
Total shareholders' equity	747,166	626,917	588,424	197,251	203,125	186,392

	As of and For the Year Ended December 31,
			Predecessor
	2007	2006	2005	2004	2003	2002
	(in thousands, except otherwise indicated)
Other financial and operating data:
Gross margin(2)	$782,133	$508,831	$407,995	$335,697	$265,672	$231,350
Number of advisors (#)	11,089	7,006	6,481	5,843	5,036	4,369
Capital Expenditures	71,294	$23,038	$19,424	$14,336	$20,362	$35,654

(1)
Financial results as of and for the year ended December 31, 2007 include the acquisitions of UVEST (acquired on January 2, 2007), IASG and its broker-dealer affiliates (acquired on June 20, 2007), and IFMG and its affiliates (acquired on November 7, 2007). Consequently, the results of operations for 2007 may not be directly comparable to prior years. See Note 3 in the accompanying footnotes to the consolidated financial statements for additional pro forma disclosure regarding these 2007 acquisitions.

(2)
Gross margin is calculated as total revenues less commissions and advisory fees, and brokerage, clearing and exchange expenses.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risk Factors" in Part 1, Item 1A of this report. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in Item 8 of this Form 10-K.

Our Business

        We are a leading provider of technology and infrastructure services to IFAs and to Financial Institutions. We provide access to a broad array of financial products and services for our FAs to market to their customers, as well as a comprehensive technology and service platform to enable our FAs to more efficiently operate their practices. Our strategy is to build long-term relationships with our

Financial Institutions and FAs by offering innovative technologies and high-quality services that will enable them to nurture and grow their customer base.

        Our revenues are primarily derived from commissions and fees from products and advisory services offered by our FAs to their customers, a substantial portion of which we pay to Financial Institutions and our FAs. Furthermore, we also receive fees from product manufacturers as well as various administrative fees from Financial Institutions, our FAs, and their customers for the use of our proprietary technology and service platform.

        We currently offer our wide range of services through five complementary business segments: Independent Advisor Services (referred to in prior years as "Independent Financial Advisors"), Institution Services (new for 2007), Trust Services, Insurance Services, and Affiliated Advisory Services. On December 31, 2007, we ceased the operations of our sixth business segment, Mortgage Services. Together, our business segments offer our FAs access to a brokerage platform of non-proprietary, best-of-breed products for their customers, including fixed and variable annuities, mutual funds, life insurance, alternative investments, and mortgages (prior to December 31, 2007), as well as full-service stock and bond trading.

        Our Independent Advisor Services segment and Institution Services segment both offer our FAs access to a brokerage platform of non-proprietary, best-of-breed products for their customers, including fixed and variable annuities, mutual funds, and alternative investments, as well as full-service stock and bond trading. These segments also provide FAs with a fee-based advisory platform that enables them to build comprehensive, customized portfolios of investments for their customers. In addition, these segments provide FAs with a comprehensive array of infrastructure support and services, including trade processing and clearing, automated portfolio rebalancing, proprietary advisor software (BranchNet), independent research, a customer centric service center, training programs, and compliance support. Our Trust Services segment enables our FAs to assist their customers with management of intergenerational wealth transfers. The Mortgage Services segment, which ceased operations on December 31, 2007, provided comprehensive mortgage services for the residential properties of our FAs' customers. Our Insurance Services segment provides our FAs with access to a broad range of life, disability and long-term care products provided by multiple carriers. Finally, our Affiliated Advisory Services segment offers a private-labeled investment advisory platform for customers of financial advisors working for other financial institutions.

        For reporting purposes, under accounting principles generally accepted in the United States of America ("GAAP"), we have aggregated the results of our Independent Advisor Services segment and Institutional Services segment into one reportable segment presented as "Advisor Services". This segment includes the collective results of our primary operating subsidiary, LPL and the following subsidiaries acquired during 2007: UVEST, IASG and its broker-dealer subsidiaries, and IFMG and its affiliates. All of our other segments do not, individually or in the aggregate, meet the reporting requirements under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), and consequently have been presented as "Other".

        Our business model, together with our scale, allows us to gain significant recurring revenue. For the years ended December 31, 2007, 2006, and 2005, our recurring revenues were 59.4%, 61.5%, and 58.8%, respectively, of overall revenue. This recurring revenue comes from advisory fees charged to customers, asset-based fees, 12b-1 fees, fees related to our cash sweep programs, interest earned on margin accounts, and technology and service fees charged to our FAs.

EBITDA

        EBITDA is defined as net income plus interest expense, income tax expense, depreciation and amortization. EBITDA is a non-GAAP measure as defined by Regulation G under the Securities Act and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for our discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. We use EBITDA as a supplemental measure of our consolidated operating performance. We believe that EBITDA helps facilitate operating performance comparisons from period to period by backing out potential differences caused by variations in use of our debt, tax positions (such as the impact on periods for effective tax rates), depreciation of fixed assets and amortization expense of intangible assets recognized through purchase accounting in accordance with SFAS No. 141, Business Combinations. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

        Set forth below is a computation of EBITDA for the years ended December 31, 2007, 2006, and 2005 and a reconciliation of EBITDA to net income, the most closely analogous GAAP measure:

	Year Ended December 31,
			Predecessor
	2007	2006	2005
	(in thousands)
Net income	$61,069	$33,642	$43,089
Interest expense	123,848	125,404	2,364
Income tax expense	46,764	21,224	46,461
Depreciation and amortization	78,748	65,348	17,854

EBITDA	$310,429	$245,618	$109,768

Factors That May Affect Future Operating Results

        The following factors may affect our financial performance:

Recruitment and Development of Financial Advisors

        Our revenues are impacted by our ability to grow our existing FAs' businesses and to continue to grow the number of our licensed FAs and Financial Institutions.

  •
  Mature advisor growth.  Growth from mature FAs represents the growth in commission and advisory revenues of FAs who have been licensed with us for three or more years. We have been successful at retaining our most productive FAs.

  •
  Sales growth from newly recruited FAs.  We typically recruit experienced FAs who were previously licensed with other broker-dealers and have established customer bases of their own. As a result, newly recruited FAs are initially focused on transitioning customer assets from their prior firms to us. We expect newly recruited FAs to return to the approximate production levels they achieved with their prior firms within three years of joining us. As a result, a portion of our near-term revenue growth in a given year is driven by the size of the recruiting classes of the prior two years. For example, the recruiting classes of 2005 and 2006 contributed to revenue growth in 2007.

Recurring Revenue

        One of our core strategic objectives is to earn a significant portion of our revenues from recurring sources. Our recurring revenues include advisory fees charged to customers, 12b-1 fees, asset-based fees, fees related to our cash sweep programs, interest earned on margin accounts and technology and service fees charged to our FAs. We believe these revenue sources are more stable and less dependent on market conditions than transaction-related commissions.

        Our business model, together with our scale, allows us to support significant levels of recurring revenue. The proportion of our total revenue that is recurring has decreased slightly from approximately 61.5% for the year ended December 31, 2006 to approximately 59.4% for the year ended December 31, 2007. The decrease in recurring revenue is primarily attributable to significant increases in revenues related to our 2007 acquisitions of UVEST, which accounted for a $201.55 million increase in total revenues, IASG, which accounted for a $190.86 million increase in total revenues, and IFMG which accounted for $20.35 million increase in total revenues (collectively the acquisitions of UVEST, IASG and IFMG are referred to herein as our "2007 acquisitions"). Excluding our 2007 acquisitions, the proportion of our total revenue that is recurring increased to 62.8%.

        In addition, the stability of our business is further enhanced by our limited reliance on margin lending. Our interest from margin lending represented only 1.0%, 1.3%, and 1.0% of our total revenues for the years ended December 31, 2007, 2006, and 2005, respectively. Furthermore, we have experienced no losses from write-offs of margin loans over the past five years.

        The table below shows the recurring revenue components of our significant revenue categories for the periods indicated below:

	% of Total Revenue Year Ended December 31,
			Predecessor
	2007	2006	2005
Advisory fee revenue	27.2%	30.0%	28.4%
12b-1 fee revenue	11.1%	10.7%	10.4%
Asset-based fee revenue	9.6%	8.5%	7.7%
Variable and group trail and life insurance renewal revenue	5.2%	5.2%	4.8%
Fee revenue	4.6%	5.4%	5.9%
Margin interest and other revenue	1.7%	1.7%	1.6%

Total recurring revenue	59.4%	61.5%	58.8%

Scale of Operations

        As the size of our financial advisor base continues to expand, we will seek to further consolidate our buying power and lower our costs. With our increasing scale, we have an enhanced ability to economically invest in technology and broaden our value added services more efficiently across our financial advisor base. If successful, we expect to increase our profit margins, as well as those of our FAs.

General Economic and Market Factors

        Our financial results are influenced by the willingness or ability of our FAs' customers to maintain or increase their investment activities in the financial products offered by our FAs. As a result, general economic and market factors can affect our commission and fee revenue. The performance of our business is correlated with the economy and financial markets, and a slowdown or downturn in the economy or financial markets could adversely affect our business, results of operations, cash flows or financial condition.

Significant Events and Acquisitions

        We have made and will continue to consider acquisitions to supplement our organic growth. We intend to strengthen our position in the industry through additional strategic acquisitions and we believe that these acquisitions will enhance our ability to increase the number of FAs as well as broaden our portfolio of products and services. Future acquisitions may be funded through the issuance of debt, existing cash, equity securities or a combination thereof.

Significant Events in 2007 (Split Adjusted)

        On January 2, 2007, we acquired all of the outstanding stock of UVEST, which provides independent non-proprietary third-party brokerage services to financial institutions, for approximately $78.04 million in cash and the issuance of 603,660 shares of common stock at a fair value of $18.90 per share.

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

        On May 9, 2007 and August 9, 2007, we entered into agreements with multiple institutions, resulting in the transfer of institutional relationships to our broker-dealer subsidiaries. As consideration for these relationships, we paid $3.44 million in cash and issued 43,860 shares of common stock valued at $25.50 per share.

        On May 11, 2007, we acquired for $5.00 million, an approximate 22.6% ownership interest in a privately held technology company that provides middleware solutions and straight-through processing for the life insurance and annuities industry. This investment provides us with a strategic ownership interest in one of our vendors that provides technology for variable annuity order entry and monitoring.

        On June 18, 2007, we amended and replaced our Tranche C Notes with Tranche D Notes. The Tranche D Notes (in the amount of $842.39 million) provided us with an additional $50.00 million for our acquisition of IASG. At the same time, we were also able to reduce our applicable interest rate margin from 250 basis points to 200 basis points. The Tranche D Notes are due to mature on June 28, 2013. We will provide for quarterly amortization payments of 0.25% in an aggregate amount annually. Additional principal payments will be required if we achieve certain levels of annual cash earnings adjusted for changes in net working capital.

        On June 20, 2007, we acquired all the outstanding membership interests of IASG, strengthening our position as a leading independent broker-dealer in the United States. Total purchase consideration was $120.48 million ($63.34 million in cash and the issuance of 2,645,500 shares of common stock with an estimated fair value of $21.60 per share), a portion of which was financed with borrowings against our senior secured credit facilities.

        On November 7, 2007, we acquired all of the outstanding capital stock of IFMG, further expanding our reach in offering financial services to banks, savings and loan institutions, and credit unions nationwide. Purchase consideration paid at closing was $25.69 million, and was financed with borrowings against our revolving credit facility. In addition to the initial purchase price, the acquisition provides for post-closing payments over the next two and a half years totalling approximately $5.00 million, based primarily on the successful recruitment and retention of certain customer relationships. These post-closing payments will be recorded as additional consideration when made.

Critical Accounting Policies

        Our discussion and analysis of our operating results as presented in the following tables are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 2 to our consolidated financial statements as of and for the year ended December 31, 2007 contains our critical accounting policies, many of which make use of estimates and assumptions. We believe that of our critical accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex, subjective judgments that can materially impact reported results. Changes in these estimates or assumptions could materially impact our financial condition and results of operation.

Commission Revenues and Expenses

        We record commissions received from mutual funds, annuity, insurance, equity, fixed income, direct investment, option and commodity transactions on a trade-date basis. Commissions also include mutual fund and variable annuity trails, which are recognized as a percentage of assets under management over the period for which services are performed. Due to the significant volume of mutual fund and variable annuity purchases and sales transacted by FAs directly with product manufacturers, management must estimate a portion of its upfront commission and trail revenues for each accounting period for which the proceeds have not yet been received. These estimates are based primarily on the volume of transactions in previous periods as well as cash receipts in the current period. Because we record commissions payable based upon standard payout ratios for each product as it accrues for commission revenue, any adjustment between actual and estimated commission revenue will be offset in part by the corresponding adjustment to commission expense.

Legal Reserves

        We record reserves for legal proceedings in accounts payable and accrued liabilities in our consolidated statements of financial condition. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to, the amount of the claim, the amount of the loss in the customer's account, the basis and validity of the claim, the possibility of wrongdoing on the part of an FA, likely insurance coverage, previous results in similar cases, and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded as professional services in our consolidated statements of income.

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

        Intangible assets, which consist of relationships with FAs and product sponsors, are amortized on a straight-line basis over their estimated useful lives. We evaluate the remaining useful lives of intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. Intangible assets are also tested for potential impairment whenever events or changes in circumstances suggest that an asset's or asset group's carrying value may not be fully recoverable in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the estimated fair value is less than the corresponding carrying value.

        We are highly dependent on our FAs and product sponsors, and, as a result, expenditures are regularly made to market our trademarks and trade names to them. Our primary trademarks and trade names were determined to have an indefinite life. An impairment loss is recognized if the value, estimated using approach and other market factors if applicable, is less than the corresponding carrying value and will be tested for potential impairment annually or whenever events or changes in circumstances suggest that the carrying value of such asset may not be fully recoverable in accordance with SFAS 142. Other trademarks and trade names of acquired subsidiaries (representing $2.76 million) were determined to have finite lives and are being amortized over their expected useful lives of 18 months to five years.

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

Valuation and Accounting for Financial Derivatives

        We periodically use financial derivative instruments, such as interest rate swaps, to protect us against changing market prices or interest rates and the related impact to our assets, liabilities, or cash flows. We also evaluate our contracts and commitments for terms that qualify as embedded derivatives. All derivatives are reported at their corresponding fair value in our consolidated statements of financial condition.

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

Share-Based Compensation

        On January 1, 2006, we adopted SFAS No. 123R (Revised), Share Based Payments ("SFAS 123R"). SFAS 123R requires the recognition of the fair value of share-based compensation in net income. We recognize share-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. Prior to January 1, 2006, we accounted for employee equity awards using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations in accounting for share-based compensation. We adopted the provisions of SFAS 123R using the prospective transition method, whereby we will continue to account for nonvested equity awards to employees outstanding at December 31, 2005 using APB 25, and apply SFAS 123R to all awards granted or modified after that date.

        Under SFAS 123R, we calculate compensation expense for stock options based on their estimated fair value. As there are no observable market prices for identical or similar instruments, we estimate fair value using a Black-Scholes valuation model.

Operating Results for the Year Ended December 31, 2007 compared with the Year Ended December 31, 2006

	Year Ended December 31,
				% Change
	2007	2006	$ Change
	(in thousands)
Revenues
Commissions	$1,470,285	$890,489	$579,796	65.1%
Advisory fees	738,938	521,058	217,880	41.8%
Asset-based fees	260,935	147,364	113,571	77.1%
Transaction and other fees	184,604	134,496	50,108	37.3%
Other	62,843	46,529	16,314	35.1%

Total revenues	2,717,605	1,739,936	977,669	56.2%

Expenses
Production	1,935,472	1,231,105	704,367	57.2%
Compensation and benefits	257,200	137,401	119,799	87.2%
General and administrative	199,895	120,891	79,004	65.4%
Depreciation and amortization	78,748	65,348	13,400	20.5%
Other	14,609	4,921	9,688	196.9%

Total non-interest expenses	2,485,924	1,559,666	926,258	59.4%
Interest expense from operations	1,031	301	730	242.5%
Interest expense from senior credit facilities and subordinated notes	122,817	125,103	(2,286)	(1.8)%

Total expenses	2,609,772	1,685,070	924,702	54.9%

Income before provision for income taxes	107,833	54,866	52,967	96.5%
Provision for income taxes	46,764	21,224	25,540	120.3%

Net income	$61,069	$33,642	$27,427	81.5%

        Our income before provision for income taxes for the year ended December 31, 2007 was $107.83 million, up 96.5% from $54.87 million for the year ended December 31, 2006. The increase was primarily attributable to an increase in total revenues. Total revenues increased $977.67 million or

56.2% during the year ended December 31, 2007. Excluding our 2007 acquisitions, the increase in revenue was driven by a 15.2% net increase in the number of overall FAs. Our 2007 acquisitions resulted in increased revenues of $412.75 million, or 42.2% for the year ended December 31, 2007.

        The following table sets forth our commission revenue by product category included in our consolidated statements of income for the periods indicated (in millions):

	Years Ended December 31,
	2007	% Total	2006	% Total
Annuities	$648.09	44.1%	$383.99	43.1%
Mutual funds	498.88	33.9%	309.18	34.7%
Alternative investments	113.18	7.7%	59.22	6.7%
Equities	82.22	5.6%	61.01	6.9%
Insurance	77.62	5.3%	47.30	5.3%
Fixed income	48.55	3.3%	28.66	3.2%
Other	1.75	0.1%	1.13	0.1%

Total commission revenue	$1,470.29	100.0%	$890.49	100.0%

Revenues

        Summary.    In addition to the explanations provided below, in each case, the increase in revenue was mainly driven by an increase in our overall FA base (excluding our 2007 acquisitions), which increased 15.2%, from 7,006 as of December 31, 2006 to 8,069 as of December 31, 2007.

  •
  Commission revenue.  Commission based revenues represent the gross commissions generated by our FAs, primarily from commissions earned on the sale of various products such as fixed and variable annuities, mutual funds, general securities, alternative investments and insurance. We also earn trailing commission type revenues (such as 12(b)-1 fees) on mutual funds and variable annuities held by customers of our FAs. Trail commissions are recurring in nature and are earned based on the current market value of previously purchased investments.

    Commission revenue increased $579.80 million, or 65.1%, to $1.47 billion for the year ended December 31, 2007, compared with $890.49 million for the year ended December 31, 2006. The 2007 acquisitions comprise $325.13 million or 56.1% of the increase. The remaining increase is primarily attributable to increased commissions on the sale of annuities and mutual funds. Commission revenues from the sale of annuities and mutual funds (excluding our 2007 acquisitions) grew $180.05 million, or 26.0%, during the year ended December 31, 2007, as compared to the year ended December 31, 2006. Additionally, this increase is also driven by a $38.19 million increase in commissions relating to higher REIT sales.

  •
  Advisory fees.  Advisory fee revenues represent fees charged by us and our FAs, to customers based on the value of assets under management.

    Advisory fees increased $217.88 million, or 41.8%, to $738.94 million for the year ended December 31, 2007, compared with $521.06 million for the year ended December 31, 2006. The 2007 acquisitions comprise $49.77 million, or 22.8% of the increase. The remaining increase was primarily due to higher asset balances in advisory programs, partially due to a trend among our FAs to provide a higher percentage of fee-based advisory services to their customers. Consequently, this trend is driving an increase in recurring revenues (excluding our 2007 acquisitions) as a percentage of total revenue.

  •
  Asset-based fees.  Asset-based fees are comprised of the following:

            Fees from cash sweep vehicles.    Pursuant to contractual arrangements, uninvested cash balances in customer accounts are swept into either third-party money market funds or deposit accounts at various banks, for which we receive fees, including administrative and record keeping fees based on account type and the invested balances.

            Sponsorship fees.    We receive fees from certain product manufacturers in connection with programs that support our marketing and sales-force education and training efforts.

            Sub-transfer agency fees.    We earn fees on mutual fund assets for which we provide administrative and recordkeeping services as a sub-transfer agent.

            Networking fees.    Our networking fees represent fees paid to us by mutual fund and annuity product manufacturers in exchange for administrative and recordkeeping services that we provide to customers of our FAs. Networking fees are correlated to the number of positions we administer, not the value of assets under administration.

    Asset-based fees increased $113.57 million, or 77.1%, to $260.94 million for the year ended December 31, 2007, compared with $147.36 million for the year ended December 31, 2006. The 2007 acquisitions comprise $16.40 million, or 14.4% of the increase. The remaining increase was led by a $70.33 million increase in fees from our cash sweep vehicles primarily as a result of a 47.4% increase in customer balances, which increased from $9.24 billion as of the year ended December 31, 2006 to $13.62 billion as of the year ended December 31, 2007.

  •
  Transaction and other fees.  Revenues earned from transaction and other fees primarily consist of the following categories:

            Transaction fees and ticket charges.    We charge fees for executing transactions in fee-based advisory customer accounts. We also charge ticket charges to our FAs for executing brokerage transactions.

            Subscription fees.    We earn subscription fees for the software and technology services that we provide to our FAs.

            IRA custodian fees.    We earn fees for the IRA custodial services we provide on customer accounts.

            Financial advisor contract and license fees.    We earn monthly administrative fees from all FAs licensed with us. We also charge our FAs regulatory licensing fees.

            Conference fees.    We charge product manufacturers fees for participating in our training and marketing conferences for our FAs.

            Small/inactive account fees.    We charge fees for services related to customer accounts that fail to meet certain specified thresholds of size or activity.

    Transaction and other fees increased $50.11 million, or 37.3%, to $184.60 million for the year ended December 31, 2007, compared with $134.50 million for year ended December 31, 2006. The 2007 acquisitions comprise $14.85 million, or 29.6% of the increase. The remaining increase is attributed primarily to the 15.2% growth in our overall FA base (excluding our 2007 acquisitions) and an increase in trade volume. Specifically, our total trade volume increased by 1.69 million, or 26.1%, to 8.15 million for the year ended December 31, 2007, compared with 6.46 million for the year ended December 31, 2006, which is primarily attributable to an increase in the number of customer accounts.

  •
  Other revenue.  Other revenue includes marketing re-allowances from certain product manufacturers as well as interest income from customer margin accounts and cash equivalents.

    Other revenue increased $16.31 million, or 35.1%, to $62.84 million for the year ended December 31, 2007, compared with $46.53 million for the year ended December 31, 2006. The 2007 acquisitions comprise $6.61 million, or 40.5% of the increase. Additionally, our direct marketing allowance increased $8.38 million due primarily to higher sales volumes of participating REIT programs. The remaining increase is due to a $4.75 million increase in interest revenue on our margin accounts and overnight investments, driven by higher interest rates (average effective rates of 5.2% in 2007 vs. 5.0% in 2006) and margin account balances which increased by approximately 10.8% from $3.78 million for the year ended December 31, 2006 to $4.19 million for the year ended December 31, 2007.

Expenses

  •
  Production expenses.  Production expenses consist of commissions and advisory fees as well as brokerage, clearing, and exchange fees. We pay out the majority of commissions and advisory fees received from sales or services provided by our FAs. Substantially all of these pay-outs are variable and correlated to the revenues generated by each FA.

    Production expenses increased $704.37 million, or 57.2%, to $1.94 billion for the year ended December 31, 2007, compared with $1.23 billion for the year ended December 31, 2006. The 2007 acquisitions comprise $325.33 million, or 46.2% of the increase. The remaining increase was primarily attributable to higher payout products making up a larger share of commission and advisory revenue. This increase is consistent with the 30.0% increase in commission and advisory fee revenue, excluding the 2007 acquisitions.

  •
  Compensation and benefits.  Compensation and benefits represent compensation-related expenses, including stock-based compensation for our employees, including temporary employees and consultants.

    Compensation and benefits increased $119.80 million, or 87.2%, to $257.20 million for the year ended December 31, 2007, compared with $137.40 million for the year ended December 31, 2006. The 2007 acquisitions comprise $54.66 million, or 45.6% of the increase. The remaining increase is primarily attributed to salaries and benefits which comprises $44.10 million, or 36.8% of the increase, excluding our 2007 acquisitions. The average number of full-time employees increased by 384, or 30.2%, to 1,653 for the year ended December 31, 2007, compared to 1,269 for the year ended December 31, 2006. With the 2007 acquisitions, our average number of full-time employees has increased by an additional 431.

  •
  General and administrative expenses.  General and administrative expenses include promotional fees, occupancy and equipment, communications and data processing, regulatory fees, travel and entertainment, and professional services.

    General and administrative expenses increased $79.00 million, or 65.4%, to $199.90 million for the year ended December 31, 2007, compared with $120.89 million for the year ended December 31, 2006. The 2007 acquisitions comprise $25.36 million, or 32.1% of the increase. The remaining increase is attributable to increases of $22.54 million in promotional fees, $11.66 million in occupancy and equipment, and $11.47 million in professional fees, all of which are primarily attributable to our overall growth.

  •
  Depreciation and amortization.  Depreciation expense is related to our capital assets such as office equipment and technology. Amortization expense is primarily related to the amortization of our finite-lived intangible assets and internally developed software.

    Depreciation and amortization expense increased $13.40 million, or 20.5%, to $78.75 million for the year ended December 31, 2007, compared with $65.35 million for the year ended December 31, 2006. This increase is primarily related to depreciation and amortization recognized on recently acquired assets, which accounted for $7.74 million of the increase.

  •
  Other expenses.  Other expenses include bank fees, other taxes, and other miscellaneous expenses.

    Other expenses increased $9.69 million, or 196.9%, to $14.61 million for the year ended December 31, 2007, compared with $4.92 million for the year ended December 31, 2006. The 2007 acquisitions comprise $1.91 million, or 19.7% of the increase. The remaining increase relates to prior year expenses being lower than normal due to a $3.07 million change in estimate for remediation costs.

  •
  Interest expenses.  Interest expense includes operating interest expense related to brokerage operations and mortgage lending, and non-operating interest expense for debt coverage related to the Transaction (as defined in Note 3 to our consolidated financial statements).

    Interest expense decreased $1.56 million to $123.85 million for the year ended December 31, 2007, compared with $125.40 million for the year ended December 31, 2006, reflecting lower average interest rate on borrowings offset by an increase in the principal amount of debt outstanding (due to our 2007 acquisitions).

  •
  Provision for Income Taxes.  Provision for income taxes increased $25.54 million to $46.76 million for the year ended December 31, 2007, compared with $21.22 million for the year ended December 31, 2006. The increase in income tax expense was primarily related to the increase in pre-tax income over comparable periods. Our effective tax rate for the year ended December 31, 2007 was 43.4% as compared to 38.7% for the year ended December 31, 2006 primarily related to the adoption of FIN48 and the accrual of uncertain tax positions for which the statute of limitations period remains open.

Operating Results For The Year Ended December 31, 2006 Compared With The Year Ended December 31, 2005

		Predecessor
	Year Ended December 31,
	2006	2005	$ Change	% Change
	(in thousands)
Revenues
Commissions	$890,489	$744,939	$145,550	19.5%
Advisory fees	521,058	399,363	121,695	30.5%
Asset-based fees	147,364	107,726	39,638	36.8%
Transaction and other fees	134,496	125,844	8,652	6.9%
Other	46,529	29,424	17,105	58.1%

Total revenues	1,739,936	1,407,296	332,640	23.6%

Expenses
Production expenses	1,231,105	999,301	231,804	23.2%
Compensation and benefits	137,401	142,372	(4,971)	(3.5)%
General and administrative	120,891	116,943	3,948	3.4%
Depreciation and amortization	65,348	17,854	47,494	266.0%
Other	4,921	12,712	(7,791)	(61.3)%

Total non-interest expenses	1,559,666	1,289,182	270,484	21.0%
Interest expense from operations	301	976	(675)	(69.2)%
Interest expense from senior credit facilities and subordinated notes	125,103	1,388	123,715	8913.2%

Total expenses	1,685,070	1,291,546	393,524	30.5%

Income from continuing operations before provision for income taxes	54,866	115,750	(60,884)	(52.6)%
Provision for income taxes	21,224	46,461	(25,237)	(54.3)%

Income from continuing operations	33,642	69,289	(35,647)	(51.4)%
Loss from discontinued operations	—	(26,200)	26,200	n/a

Net income	$33,642	$43,089	$(9,447)	(21.9)%

        Our income from continuing operations before income taxes for the year ended December 31, 2006 was $54.87 million, down 52.6% from $115.75 million for the year ended December 31, 2005. The decrease was primarily due to $123.72 million of additional interest expense from senior secured credit facilities ($125.10 million in 2006 as compared to $1.38 million in 2005) and $47.37 million of additional depreciation and amortization expense ($47.89 million in 2006 as compared to $0.52 million in 2005) primarily attributable to the Transaction. Additionally, the Transaction resulted in offset by an additional $20.80 million in compensation expense in 2005 related to the accelerated vesting of stock options (triggered by the change in control). Excluding the additional interest expense, additional depreciation and amortization expense, and compensation expense resulting from the Transaction, our pre-tax income increased $89.40 million, or 64.6%, to $227.86 million for the year ended December 31, 2006, compared with $138.46 million for the year ended December 31, 2005. These earnings were primarily driven by strong revenue growth. We achieved total revenue growth of $332.64 million or 23.6% for the year ended December 31, 2006 compared to the corresponding period in the prior year. The increase in revenue was mainly driven by continued growth among mature FAs (an advisor who has been with any of the Broker-Dealer Entities for at least three years), growth among recently recruited FAs, and an 8.1% net increase in the number of overall FAs. The operating results for the year ended December 31, 2005 also include the discontinued operations of our variable interest entities, GPA Group, Inc. and Global Portfolio Advisors, Ltd. (collectively referred to as "GPA"). We sold our investment in GPA on October 27, 2005 (See Notes 7 and 12 to our consolidated financial statements).

        The following table sets forth certain amounts included in our consolidated statements of income for the periods indicated.

	Year Ended December 31,
			Predecessor
		% of Total		% of Total
	2006		2005
Commission revenue by product category (in millions)
Annuities	$383.99	43.1%	$299.81	40.2%
Mutual funds	309.18	34.7%	265.97	35.7%
Equities	61.01	6.9%	57.69	7.8%
Alternative investments	59.22	6.7%	54.66	7.3%
Insurance	47.30	5.3%	38.18	5.1%
Fixed income	28.66	3.2%	25.82	3.5%
Other	1.13	0.1%	2.81	0.4%

Total commission revenue	$890.49	100.0%	$744.94	100.0%

Revenue

        Summary.    In addition to the explanations provided below, in each case, the increase in revenue was largely driven by an increase in our overall FA base increased from 6,481 to 7,006, or 8.1%, from December 31, 2005 to December 31, 2006, respectively.

        Commission revenue.    Commission revenue increased $145.55 million, or 19.5%, to $890.49 million for the year ended December 31, 2006 compared to $744.94 million for the year ended December 31, 2005, led primarily by increases in commissions on the sale of annuities and mutual funds. Commission revenues from the sale of annuities and mutual funds grew $127.39 million or 22.5% during the year ended December 31, 2006.

        Advisory fees.    Advisory fees increased $121.70 million, or 30.5%, to $521.06 million for the year ended December 31, 2006, compared with $399.36 million for the year ended December 31, 2005. This increase was primarily due to higher asset balances in advisory programs, partially due to a trend among our FAs to provide a higher percentage of fee-based advisory services to their customers. Consequently, this trend is driving an increase in recurring revenues as a percentage of total revenue. Advisory revenue as a percentage of commission and advisory revenue was 36.9% for the year ended December 31, 2006 as compared to 34.9% for the year ended December 31, 2005.

        Asset-based and other product fees.    Asset-based and other product fees increased $39.64 million, or 36.8%, to $147.36 million for the year ended December 31, 2006, compared with $107.73 million for the year ended December 31, 2005. The increase was led by a $21.73 million, or 50.4%, increase in fees from our cash sweep vehicles primarily attributable to increased customer balances.

        Transaction and other fees.    Transaction and other fees increased $8.65 million, or 6.9%, to $134.50 million for the year ended December 31, 2006, compared with $125.84 million for the year ended December 31, 2005. The increase is attributed primarily to the 8.1% growth in our advisory base and an increase in trade volume. Specifically, our total trade volume increased by 1.3 million, or 25.0%, to 6.5 million for the year ended December 31, 2006 compared to 5.2 million for the year ended December 31, 2005 primarily attributable to an increase in the number of customer accounts.

        Other revenue.    Other revenue increased $17.11 million, or 58.1%, to $46.53 million for the year ended December 31, 2006, compared with $29.42 million for the year ended December 31, 2005. This increase was primarily attributed to a $10.68 million increase in interest revenue on our margin accounts and overnight investments, driven by higher interest rates (average effective rates of 5.02% in 2006 vs. 3.11% in 2005) and margin account balances which increased by approximately 25%.

Expenses

        Production expenses.    Production expenses increased $231.80 million, or 23.2%, to $1.23 billion during the year ended December 31, 2006, compared with $999.30 million for the year ended December 31, 2005. This increase was consistent with the 23.4% increase in total commission and advisory fee revenues.

        Compensation and benefits.    Compensation and benefits decreased $4.97 million, or 3.5%, to $137.40 million for the year ended December 31, 2006, from $142.37 million for the year ended December 31, 2005. The decrease is primarily attributed to a $21.68 million or 88.3% decline in share-based compensation expense (see Note 18 to our consolidated financial statements) primarily resulting from the Transaction. This decrease is partially offset by a $10.53 million or 13.0% increase in payroll, a $3.51 million increase in discretionary bonus and a $2.13 increase in outside personnel. The average number of full-time employees increased by 187, or 17.3%, to 1,269 for the year ended December 31, 2006, compared to 1,082 for the year ended December 31, 2005.

        General and administrative expenses.    General and administrative expenses increased $3.95 million, or 3.4%, to $120.89 million for the year ended December 31, 2006, from $116.94 million for the year ended December 31, 2005. This increase is attributable to increases in equipment, occupancy, promotional and communications that are primarily attributable with our firm's growth which were offset by approximately $13.86 million of professional fees incurred in the prior year in connection with the Transaction.

        Depreciation and amortization.    Depreciation and amortization expense increased $47.49 million, or 266.0%, to $65.35 million for the year ended December 31, 2006, compared with $17.85 million for the year ended December 31, 2005. This increase was driven by $47.37 million of additional amortization recognized on intangible assets and internally developed software recorded in conjunction with the Transaction.

        Other expenses.    Other expenses decreased $7.79 million, or 61.3%, to $4.92 million for the year ended December 31, 2006, from $12.71 million for the year ended December 31, 2005. Remediation efforts for Class B and Class C mutual fund share transactions (see Note 17 to our consolidated financial statements) resulted in a $2.97 million reduction of costs that had previously been estimated and accrued for. If we were to exclude the reversal of the accrual associated with the remediation efforts, other general expenses would have decreased $4.82 million, or 37.9% primarily reflecting a $3.16 million goodwill impairment charge related to Innovex in the prior year.

        Interest expenses.    Interest expense increased $123.04 million to $125.40 million for the year ended December 31, 2006, compared with $2.36 million for the year ended December 31, 2005. The increase was primarily due to an additional $123.72 million of non-operating interest expense from senior credit facilities and subordinated notes related to the Transaction.

        Provision for Income Taxes.    Provision for income taxes decreased $25.24 million, or 54.3% to $21.22 million for the year ended December 31, 2006, compared with $46.46 million for the year ended December 31, 2005. The decrease in income tax expense was primarily related to the decrease in pre-tax income from continuing operations over comparable periods. Our effective tax rate for 2006 was 38.7% as compared to 40.1% for 2005. The increased tax rate for 2005 was primarily related to non-deductible Transaction costs.

Segment Information

        Our Advisor Services segment, which represents approximately 99.2% of consolidated revenues for the year ended December 31, 2007, and approximately 99.1%, of consolidated revenues for the year ended December 31, 2006, provides a full range of brokerage, investment advisory, and infrastructure services to FAs and financial institutions in the United States. Our other four segments provide trust services, mortgage services (which ceased operations on December 31, 2007), insurance services, and affiliated advisory services, respectively, almost entirely to customers of our FAs. These other four segments do not, individually or in the aggregate, meet the segment reporting requirements under SFAS 131 and consequently have been aggregated as "Other" for reporting purposes. Certain corporate assets and expenses at our holding company have not been allocated to our operating segments, as they are not used by our chief operating decision maker in assessing segment performance or in deciding how to allocate resources.

2007 vs. 2006

        Revenues at our Advisor Services segment increased $972.74 million, or 56.4%, to $2.70 billion for the year ended December 31, 2007 from $1.72 billion for the year ended December 31, 2006. This increase was primarily attributable to a 15.2% net increase in the overall number of FAs (excluding our 2007 acquisitions) and earnings from our 2007 acquisitions. The consolidation of UVEST revenues for the period January 2, 2007 (date of acquisition) through December 31, 2007 accounts for $201.55 million or 20.7% of the revenue increase, while the consolidation of IASG revenues for period June 20, 2007 (date of acquisition) through December 31, 2007 accounts for $190.86 million or 19.6% of the revenue increase. Revenues for our Other reportable segment increased by $8.10 million, or 34.9%, to $31.29 million for the year ended December 31, 2007 from $23.19 million for the year ended December 31, 2006, primarily due to a $4.98 million increase at LPL Insurance Associates reflecting higher commissions generated from life insurance applications.

        Income before income taxes in our Advisor Services segment increased by $52.31 million, or 22.8%, to $281.57 million for the year ended December 31, 2007 from $229.27 million for the year ended December 31, 2006, attributed mainly to revenue growth of 56.4%, reflecting a net increase in the overall number of FAs and earnings which were complimented by our 2007 acquisitions. Our Other reportable segment increased by $1.13 million, or 74.3%, to $2.65 million for the year ended December 31, 2007 from $1.52 million for the year ended December 31, 2006, due to slight increases across various businesses in our Other reportable operating segment.

2006 vs. 2005

        Revenues at our Advisor Services segment increased $331.98 million, or 23.9%, to $1.72 billion for the year ended December 31, 2006 from $1.39 billion for the year ended December 31, 2005 driven mainly by an 8.1% increase in the overall number of FAs. Revenues for our Other segment increased by $2.87 million, or 14.1%, to $23.19 million for the year ended December 31, 2006 from $20.32 million for the year ended December 31, 2005, due primarily to an increase in commissions generated from life insurance applications offset by a decline in the volume of loans processed due primarily to rising interest ratings.

        Income from continuing operations before income taxes in our Advisor Services segment increased by $85.77 million, or 59.8%, to $229.27 million for the year ended December 31, 2006 from $143.50 million for the year ended December 31, 2005, attributed mainly to the revenue growth discussed above. Our Other segment increased by $3.49 million, or 177.2%, to $1.52 million for the year ended December 31, 2006 from ($1.97) million for the year ended December 31, 2005, due primarily to a goodwill impairment charge of $3.16 million recorded in 2005. Additionally, other corporate and unallocated income from continuing operations before income taxes increased $150.13 million over the same period in the prior year primarily due to unallocated expenses, such as interest on our senior credit facilities, additional depreciation of assets, and amortization of intangible assets, all resulting from the Transaction, which were not incurred in the prior year.

Recent Accounting Pronouncements

Accounting for Fair Value Measurements and Disclosures

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which is effective for fiscal years beginning after November 15, 2007. SFAS 157 establishes a definition of fair value, the methods used to measure fair value, and expanded disclosures about fair value measurements, which is expected to result in increased consistency and comparability in fair value measurements and disclosures. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Position No. FAS 157-1 and No. FAS 157-2, which, scope out the lease classification measurements under SFAS No. 13, Accounting for Leases, from SFAS 157 and delays the effective date on SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS 157 are not expected to have a material impact on our consolidated statements of financial condition, income, or cash flows, however, additional disclosures will be required.

Accounting for Fair Value Option of Financial Assets and Liabilities

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). This standard permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated statements of financial condition, income, and cash flows.

Accounting for Business Combinations

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, ("SFAS 141R"). SFAS 141R establishes principles and requirements in a business combination for how the acquirer recognizes and measures in the Company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to all transactions or other events in which a Company obtains control of one or more businesses, including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration (e.g., by contract alone or through the lapse of minority veto rights). SFAS 141R applies prospectively to business combinations for which the acquisition date occurs on or after December 1, 2009. We are currently evaluating the impact that the adoption of SFAS 141R will have on our consolidated statements of financial condition, income, and cash flows.

Accounting for Noncontrolling Interests

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 ("SFAS 160"), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption of SFAS 160 is not permitted. We are currently evaluating the impact, if any, that the adoption of SFAS 160 will have on our consolidated statements of financial condition, income and cash flows.

Liquidity and Capital Resources

Summary of Changes in Cash and Cash Equivalents

        Net cash provided by operating activities for the years ended December 31, 2007, 2006 and 2005, was $10.07 million, $139.23 million and $118.00 million, respectively. The decrease in fiscal year 2007 as compared to fiscal year 2006 is largely attributable to an increase in cash levels required to remain in a segregated reserve account for the exclusive benefit of customers. Additionally, income taxes payable of $51.14 million resulting from tax deductive events related to stock options exercised from the Transaction was realized in 2006 that did not recur in 2007. These activities were offset by higher operating income (including our 2007 acquisitions). The increase in fiscal year 2006 as compared to fiscal year 2005 was largely offset by interest costs related to the senior notes issued in conjunction with the Transaction and a change in taxes payable/receivable of approximately $108.45 million which was also associated with tax deductible events related to the Transaction. The remainder of change in cash provided by operating activities is attributed to the net fluctuations in various other operating asset and liability accounts.

        Net cash used in investing activities in continuing operations for the years ended December 31, 2007, 2006 and 2005, was $168.28 million, $30.41 million, and $1.75 million, respectively. The increase in fiscal year 2007 as compared to fiscal year 2006 is principally due to our 2007 acquisitions, for which $88.69 million was paid during the year ended December 31, 2007. The remainder of change is attributed to a $48.26 million annual increase in capital expenditures. The increase in fiscal year 2006 as compared to fiscal year 2005 is principally due to non-recurring cash proceeds from the sale of fixed assets of $20.31 million received during the year ended December 31, 2005. In addition, a $9.05 million investment was made to GPA in fiscal year 2005, which we subsequently sold in October 2005 and reported the results and cash flows from the sale as discontinued operations.

        Net cash provided by financing activities for the years ended December 31, 2007 and 2006, was $101.04 million and $1.75 million, respectively, compared to net cash used in financing activities of $86.04 million for the year ended December 31, 2005. During fiscal year 2007, we borrowed $65.00 million on our revolving credit facility, $25.00 million to fund our acquisition of IFMG, and $40.00 million to fund our working capital requirements. We also paid down $45.00 million on our senior secured credit facilities in fiscal year 2006. The difference in fiscal year 2006 as compared to fiscal year 2005 is due primarily to $1.35 billion of proceeds received from the issuance of senior notes and $740.74 million of proceeds received from the issuance of common stock offset largely by the repurchase of $2.08 billion of previous outstanding common shares and stock appreciation rights, all which occurred in fiscal year 2005. Additionally, we paid $55.09 million of dividends to stockholders and $25.05 million for the repayment of bank loans during the year ended December 31, 2005, but not during 2006.

Operating Capital Requirements

        Our primary requirement for working capital relates to funds we loan to customers for trading done on margin and funds we are required to maintain at clearing organizations to support customers' trading activities. We require that customers deposit funds with us in support of their trading activities and we hypothecate securities held as margin collateral, which we in turn use to lend to customers for margin transactions and deposit with our clearing organizations. These activities account for the majority of our working capital requirements, which are primarily funded directly or indirectly by customers. Our other working capital needs are primarily limited to regulatory capital requirements and software development, which we have satisfied in the past from internally generated cash flows.

        Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from the delayed receipt of customer funds associated with the settlement of customer transactions in securities markets. Historically, these timing differences were funded either with internally generated cash flow or, if needed, with funds drawn under short-term borrowing facilities, including both committed unsecured lines of credit and uncommitted lines of credit secured by customer securities. We also may borrow up to $100.00 million for working capital and other general corporate purposes under the revolving credit facility which has been provided under our senior secured credit facilities. Currently, $10.00 million of such facility is being utilized to support the issuance of an irrevocable letter of credit issued for the benefit of The Private Trust Company, N.A. Additionally, LPL, one of our broker-dealer subsidiaries, continues to utilize uncommitted lines which are secured by customer securities to fund margin loans.

        Our registered broker-dealers are subject to the SEC's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL and Associated Securities Corp., an introducing broker-dealer and wholly owned subsidiary of AFG, compute net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customers' transactions, as defined. LPL is also subject to the Commodity Futures Trading Commission's ("CFTC") minimum financial requirements, which require that it maintain net capital, as defined, equal to 4% of customer funds required to be segregated pursuant to the Commodity Exchange Act, less the market value of certain commodity options, all as defined. UVEST, MSC and WFG all compute net capital requirements under the aggregate indebtedness method, which requires firms to maintain minimum net capital, as defined, of not less than 6 2/3 percent of aggregate indebtedness, also as defined.

        PTC is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.

        Funding for purposes other than working capital requirements, including capital expenditures and acquisitions, has historically been provided for from internally generated cash flow. Future funding for these needs may also come from our new revolving credit facility.

Liquidity Assessment

        We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving credit borrowings under our senior secured credit facilities, will be adequate to satisfy our working capital needs, the payment of all of our obligations, and the funding of anticipated capital expenditures, for the foreseeable future. Our conclusion is based on recent levels of net cash flow from our operations of approximately $10.07 million and the significant additional borrowing capacity that exists under our revolving credit facility.

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

Indebtedness

        As of December 31, 2007, we had outstanding $836.07 million of borrowings under our senior secured credit facilities and $550.00 million of senior unsecured subordinated notes. The senior secured credit facilities also include a $100.00 million revolving credit facility, $10.00 million of which is currently being utilized to support the issuance of an irrevocable letter of credit issued for the benefit of PTC. As of December 31, 2007, $65.00 million was available for future borrowings. This facility expires on December 28, 2011. We also maintain uncommitted lines of credit, which have an unspecified limit, primarily dependent on our ability to provide sufficient collateral. Additionally, in an effort to mitigate interest rate risk, we entered into an interest rate swap agreement to hedge the variability on $495.00 million of our floating rate senior secured credit facilities.

  Interest Rate and Fees

        Borrowings under our senior secured credit facilities bear interest at a base rate equal to the London Interbank Offering Rate ("LIBOR") plus an applicable margin. The applicable margin for borrowings is currently, (x) under the revolving credit facility, 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings and (y) under the senior secured term loan facility, 1.50% with respect to base rate borrowings and 2.50% with respect to LIBOR borrowings. The applicable margin on the senior secured term loan facility may be changed depending on what our leverage ratio is or how our credit is rated by Moody's Investors Services, Inc.

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

  Prepayments

        The senior secured credit facilities (other than the revolving credit facility) will require us to prepay outstanding senior secured term loans, subject to certain exceptions, with:

  •
  50% (percentage will be reduced to 25% if our total leverage ratio is 5.00x or less and to 0% if our total leverage ratio is 4.00x or less) of our annual excess cash flow, adjusted for, among other things, changes in our net working capital;

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

  •
  a minimum interest coverage ratio; and

  •
  a maximum total leverage ratio.

  Interest Rate Swaps

        On January 30, 2006, we entered into five interest rate swap agreements ("Swaps"). An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. We use the Swaps to hedge the variability on our floating rate for approximately $495.00 million of our senior secured notes. We are required to pay the counterparty to the agreement fixed interest payments on a notional balance, and in turn, receive variable interest payments on that notional balance. Payments are settled quarterly on a net basis. As of December 31, 2007, we assessed the Swaps as being highly effective and we expect them to continue to be highly effective. While approximately $341.07 million of our senior secured notes remain unhedged as of December 31, 2007, the risk of variability on our floating interest rate is mitigated by our margin interest loans made to our customers. At December 31, 2007, our receivable from customers for margin loan activity was approximately $369.03 million.

  Senior Unsecured Subordinated Notes

        The notes are due in 2015, and bear interest at 10.75% per annum. Interest payments are payable semi-annually in arrears. We are not required to make mandatory redemption or sinking fund payments with respect to the notes and at December 31, 2007, the entire $550.00 million was still outstanding. The senior unsecured subordinated notes are subject to certain financial and non-financial covenants. As of December 31, 2007, we were in compliance with all such covenants.

Contractual Obligations

        The following table provides information with respect to our commitments and obligations as of December 31, 2007:

	Payments due by period
	(in thousands)
	Total(4)	< 1 year	1-3 years	4-5 years	> 5 years
Lease Obligations(2)	$110,803	$19,718	$39,858	$28,232	$22,995
Senior Secured Credit Facilities and Senior Unsecured Notes(1)(3)	1,386,071	8,424	16,848	16,848	1,343,951
Bank loans payable	40,000	40,000	—	—	—
Revolving Line of Credit	25,000	25,000	—	—	—
Fixed Interest Payments	473,000	59,125	118,250	118,250	177,375
Variable Interest Payments(3)	266,725	14,483	113,600	111,417	27,225
Interest Rate Swap Agreements(3)	61,514	22,094	31,190	8,230	—

Total contractual cash obligations	$2,363,113	$188,844	$319,746	$282,977	$1,571,546

(1)
Note 14 and 15 of our consolidated financial statements provides further detail on these debt obligations.

(2)
Note 17 of our consolidated financial statements provides further detail on operating lease obligations.

(3)
Our senior credit facilities bear interest at floating rates. Of the $836.07 million outstanding at December 31, 2007, we have hedged the variable rate cash flows using interest rate swaps of $495.00 million of principle (see Note 15 of our consolidated financial statements). Variable interest payments are shown for the unhedged ($341.07 million) portion of the senior credit facilities assuming the three-month LIBOR remains unchanged at 4.83% (see Note 14 of our consolidated financial statements for more information).

(4)
As of December 31, 2007, we reflect a liability for unrecognized tax benefits (FIN 48) of $15.14 million, which we have included in income taxes payable on the accompanying consolidated statements of financial condition. Due to the high degree of uncertainty regarding the timing of our cash outflows of liabilities for unrecognized tax benefits, a reasonable estimate of the period of cash settlement can not be made. See Note 13 of the accompanying consolidated financial statements for further disclosure on our uncertain tax positions in accordance with FIN 48.

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

        LPL also provides guarantees to securities clearing houses and exchanges under their standard membership agreements, which require a member to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing houses and exchanges, all other members would be required to meet any shortfall. Our liability under these arrangements is not quantifiable and may exceed the cash and securities we posted as collateral. However, the potential requirement for us to make payments under these agreements is remote. Accordingly, no liability has been recognized for these transactions.

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

        Regulatory—Our businesses, as well as the financial services industry generally, are subject to extensive regulation. As a matter of public policy, securities regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. The SEC is the federal agency responsible for the administration of the federal securities laws, while the CFTC is the federal agency responsible for the administration of the federal commodities laws. The exchanges, FINRA and the National Futures Association are self-regulatory bodies composed of members, such as our broker-dealer subsidiaries, that have agreed to abide by the respective bodies' rules and regulations. Each of these regulatory bodies may examine the activities of, and may expel, fine, and other wise discipline member firms and their registered representatives. The laws, rules, and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules, and regulations are constantly changing. The effect of any such changes cannot be predicted and may impact the manner of our operations and profitability.

        In 2006, LPL Financial remediated certain transactions in conjunction with an Acceptance Waiver and Consent entered into with FINRA in May of 2005 regarding certain sales of Class B and Class C mutual fund shares (all of which had been accrued for in the prior years).

        In November 2005, prior to our acquisition of IASG, MSC received a "Wells" notice from FINRA's Department of Enforcement. The staff alleged that MSC had failed to maintain adequate supervisory procedures regarding certain variable annuity transactions, and failed to maintain accurate books and records related thereto. On July 23, 2007, the staff filed a complaint against MSC and certain of its employees in connection with this matter. We are indemnified for such claims and future settlements related to such matters by the prior owners.

        Other Commitments—As of December 31, 2007, the Company had received collateral primarily in connection with customer margin loans with a market value of approximately $516.64 million, which we can sell or repledge. Of this amount, approximately $183.67 million has been pledged or sold as of December 31, 2007; $128.72 million was pledged to a bank in connection with an unutilized secured margin line of credit, $31.63 million was pledged to various clearing organizations, and $23.32 million was loaned to the DTC through participation in its Stock Borrow Program. As of December 31, 2006, the Company had received collateral primarily in connection with customer margin loans with a market value of approximately $404.19 million, which it can sell or repledge. Of this amount, approximately $150.52 million had been pledged or sold as of December 31, 2006: $100.38 million was pledged to a bank in connection with an unutilized secured margin line of credit, $35.26 million was pledged to various clearing organizations, and $14.88 million was loaned to the DTC through participation in its Stock Borrow Program.

        In August of 2007, pursuant to agreements with a large global insurance company, LPL began providing brokerage, clearing, and custody services on a fully disclosed basis; offering its investment advisory programs and platforms; and providing technology and additional processing and related services to its financial advisors and customers. The terms of the agreements are five years, subject to additional 24-month extensions. Termination fees may be payable by a terminating or breaching party depending on the specific cause leading to termination.

        In conjunction with the acquisition of UVEST (see Note 3), we made full-recourse loans to certain members of management (also selling stockholders), all of which are now stockholders. As of December 31, 2007, outstanding stockholder loans, which are reported as a deduction from stockholders' equity, were approximately $1.24 million.

        Innovex ceased operations on December 31, 2007. Prior to that date, Innovex sold its mortgage loans without recourse. Innovex was usually required by the buyers (investors) of these loans to make certain representations concerning credit information, loan documentation and collateral. Innovex did not repurchase any loans during years ended December 31, 2007 and December 31, 2006.

        As part of its brokerage operations, LPL periodically enters into when-issued and delayed delivery transactions on behalf of its customers. Settlement of these transactions after December 31, 2007 did not have a material effect on our consolidated statements of financial condition.

Off-balance Sheet Arrangements

        At December 31, 2007, we did not have any off-balance sheet arrangements as that term is defined in Item 303 of Regulation S-X of the Securities Act that are likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

        We are exposed to risk associated with changes in interest rates. As of December 31, 2007, all of the outstanding debt under our senior secured credit facilities, $836.07 million, was subject to floating interest rate risk. To provide some protection against potential rate increases associated with our floating senior secured credit facilities, in January 2006 we entered into derivative instruments in the form of Swaps covering a significant portion ($495.00 million) of our senior secured indebtedness. The Swaps qualify for hedge accounting under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, any interest rate differential is reflected in an adjustment to interest expense over the lives of the Swaps. While the unhedged portion of our senior secured debt is subject to increases in interest rates, we believe that this risk is offset with variable interest rates associated with customer borrowings. At December 31, 2007, we had $341.07 million in unhedged senior secured borrowings, the variable cost of which is offset by variable interest income on $369.03 million of customer borrowings. Because of this relationship, and our expectation for outstanding balances in the future, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes. For a discussion of such Swaps, see Note 15 to our audited consolidated financial statements.

        We offer two primary cash sweep programs depending on account type: money market sweep vehicles involving multiple money market fund providers and the Insured Cash Account ("ICA"), an insured bank deposit sweep vehicle. Our ICA program uses multiple non-affiliated banks to provide customers with up to $1.00 million ($2.00 million joint) of FDIC insurance for customer deposits custodied at the banks. While our customers earn interest for balances on deposit in the ICA program, we earn a fee. Our fees from the ICA program are not based on prevailing interest rates, but may be adjusted in a declining interest rate environment or for other reasons. Changes in interest rates for the ICA program are monitored by our Fee and Rate Setting Committee (the "FRS Committee"), which governs and approves any changes to our ICA fees. By meeting promptly after interest rates change, or for other market or non-market reasons, the FRS Committee balances financial risk of the ICA program with a product that offers competitive customer yields. However, as short-term interest rates hit lower levels, the FRS Committee may be compelled to lower ICA program fees. A 0.25% decrease in short-term interest rates, if accompanied by a commensurate reduction in ICA program fees, would result in a decrease in income before income taxes of $21.60 million over the subsequent twelve month period (assuming customer balances at December 31, 2007 held constant over that 12 month period). Actual impacts to the ICA program may be less, depending on interest rate levels, the significance of change, and the FRS Committee's strategy in responding to that change.

Operational Risk

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

Risk Management

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements and Supplementary Data are included as an annex to this Annual Report on Form 10-K. See the Index to Consolidated Financial Statements and Supplementary Data on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our Disclosure Committee, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Management's Annual Report on Internal Control Over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Change in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Set forth below is certain information concerning the individuals that currently serve as members of the Board, as well as the executive officers of LPL, as of December 31, 2007.

Name	Age	Position(1)
Mark S. Casady	47	Chief Executive Officer and Chairman of the Board
Jeffrey A. Goldstein	52	Director
Douglas M. Haines	40	Director
James S. Putnam	53	Director, Vice-Chairman of the Board
James S. Riepe	64	Director
Richard P. Schifter	55	Director
Jeffrey E. Stiefler	61	Director
Allen R. Thorpe	37	Director
Steven M. Black	51	Managing Director, Chief Risk Officer
Stephanie L. Brown	55	Managing Director, General Counsel
William E. Dwyer	50	Managing Director, President, Independent Advisor Services
C. William Maher	46	Managing Director, Chief Financial Officer
Esther M. Stearns	47	President and Chief Operating Officer
Joseph P. Tuorto	50	Managing Director, Head of Compliance

(1)
Directors are generally elected for a term of three years.

        The following information provides a brief description of the business experience of each director and executive officer.

Mark S. Casady—Chief Executive Officer and Chairman

        Mr. Casady has been our Chief Executive Officer and Chairman since March 2007. He joined us in 2002 as Chief Operating Officer, became our President in April 2003 and became our Chief Executive Officer, President and Chairman in December 2005. Before joining the firm in 2002, Mr. Casady was Managing Director, Mutual Fund Group for Deutsche Asset Management, Americas—formerly Scudder Investments. He joined Scudder in 1994 and held roles as Managing Director—Americas; Head of Global Mutual Fund Group; Head of Defined Contribution Services; and was a member of the Scudder, Stevens and Clark Board of Directors and Management Committee. He is also on the Board and a member of the Compensation Committee of Percipio Capital Management LLC. Mr. Casady received his B.S. from Indiana University and his M.B.A. from DePaul University.

Jeffrey A. Goldstein—Director

        Mr. Goldstein joined Hellman & Friedman as a managing director in 2004 and has been our director since December 2005. Before joining Hellman & Friedman, Mr. Goldstein was Managing Director, Chief Financial Officer and Member of the Management Committee of the World Bank. Prior to his tenure at the World Bank, Mr. Goldstein was Co-Chairman of BT Wolfensohn and a member of the Bankers Trust Company Management Committee. Earlier in his career, Mr. Goldstein taught economics at Princeton University and worked at the Brookings Institution. Mr. Goldstein is also a member of the Board of AlixPartners LLP. Mr. Goldstein also serves as a member of the Board of Trustees and Chairman of the Investments Committee of Vassar College, member of the Board of Directors of International Center for Research on Women and member of the Council on Foreign Relations. He was Trustee and past President of Big Brothers Big Sisters of New York City and was

trustee of the German Marshall Fund of the United States. He received his B.A. from Vassar College and his Ph.D., M.Phil., and M.A. in economics from Yale University.

Douglas Marshall Haines—Director

        Mr. Marshall Haines has been a principal of TPG Capital since 2004 and our director since December 2005. From 1993 to 2003 Mr. Haines was with Bain Capital. Mr. Haines received his bachelor's degree from the University of California at Berkeley and his M.B.A. from Harvard Business School. Mr. Haines also serves as a director of Fidelity National Information Services and Direct General.

James S. Putnam—Director and Vice Chairman

        Mr. Putnam has been Chief Executive Officer of GPA since 2004 having served on the Board of Directors of GPA since 1998, and has been our director and vice-chairman since December 2005. Prior to that, Mr. Putnam was our Managing Director of National Sales, responsible for branch development, marketing, corporate communications mutual fund and annuity sales. Mr. Putnam began his securities career as a retail representative with Dean Witter Reynolds in 1979. Mr. Putnam received his B.A. from Western Illinois University.

Richard P. Schifter—Director

        Mr. Schifter has been a partner at TPG Capital since 1994. Prior to joining TPG, Mr. Schifter was a partner at the law firm of Arnold & Porter in Washington, D.C., where he specialized in bankruptcy law and corporate restructuring. Mr. Schifter joined Arnold & Porter in 1979 and was a partner from 1986 through 1994. Mr. Schifter is a member of the District of Columbia Bar and graduated cum laude from the University of Pennsylvania Law School in 1978. He received a B.A. with distinction from George Washington University in 1975. Mr. Schifter currently serves on the Boards of Directors of Midwest Air Group, Bristol Group, LPL Holdings Inc., Ariel Reinsurance Company Ltd, and on the Board of Overseers of the University of Pennsylvania Law School. He is also a member of the Boards of Directors of the Washington Chapter of the American Jewish Committee, Youth, I.N.C., (Improving Non-profits for Children), and The Eco-Enterprise Fund of the Nature Conservancy.

Jeffrey E. Stiefler—Director

        Mr. Stiefler has been an independent consultant since February 2008. Before that, Mr. Stiefler was a Senior Vice-President of Intuit Corp. and President of Intuit's financial institutions division since February 2007, and our director since May 2006. Previously, Mr. Stiefler was Chairman, President and Chief Executive Officer of Digital Insight Corp. from 2003 to 2007. Mr. Stiefler serves as an adviser for North Castle Partners, a private equity firm. Mr. Stiefler was Vice Chairman of Walker Digital Corporation from 2000 to 2001, President of Telephony@Work, a private technology company, from 2001 to 2002, and operating partner for McCown DeLeeuw & Company from 1995 to 2000, where he also served as Chairman or Chief Executive Officer for several service-outsourcing companies. Before that, he was President and Director of American Express Company. Mr. Stiefler received his B.A. from Williams College and an M.B.A. from Harvard Business School.

Allen R. Thorpe—Director

        Mr. Thorpe has been a managing director at Hellman & Friedman since 2004 and our director since October 2005. Prior to joining that firm in 1999, Mr. Thorpe was a Vice President with Pacific Equity Partners and a Manager at Bain & Company. Mr. Thorpe currently also serves as a director of Gartmore Investment Management, Mondrian Investment Partners Ltd., Sheridan Healthcare and Emdeon Business Services. Mr. Thorpe graduated with Distinction from Stanford University and was a

Baker Scholar at the Harvard Business School. He is also Term Member of the Council on Foreign Relations.

James S. Riepe—Director

        Mr. Riepe has been a director since February 2008. Mr. Riepe is a Senior Advisor and Retired Vice Chairman of the Board of Directors of T. Rowe Price Group, Inc., a global asset management firm, where he worked for nearly 25 years. Mr. Riepe served as chairman of the Board of Governors of the Investment Company Institute and was a member of its Executive Committee. In addition, he currently serves as a member of the Board of Directors of The NASDAQ OMX Group, Inc., Genworth Financial, Inc., and the Baltimore Equitable Society. Previously, he served as a member of the Board of Governors of the National Association of Securities Dealers, Inc. Mr. Riepe received his bachelor's degree and his M.B.A. from the University of Pennsylvania, where he currently serves as Chairman of the Board of Trustees.

Steven M. Black—Managing Director, Chief Risk Officer

        Mr. Black joined us in 1998, as Senior Vice President, Clearing Services. In June of 2001, he became Managing Director of Operations and became Managing Director of Operations and Trading in 2004. In 2006, Mr. Black was made Chief Risk Officer and assumed the responsibility for Sarbanes-Oxley compliance, internal audits and implementation of an enterprise-wide risk management process. Mr. Black attended Stockton State College.

Stephanie L. Brown—Managing Director, General Counsel

        Ms. Brown joined us in 1989 and has been responsible for the Legal Department throughout her tenure at LPL. From 1989 to 2004 Ms. Brown was responsible as well for Compliance and Registration Departments. Prior to joining LPL in 1989, Ms. Brown was an associate attorney with the law firm of Kelley Drye & Warren in Washington, D.C., specializing in corporate and securities law. Ms. Brown received her B.A. degree cum laude from Bryn Mawr College and her J.D. from the Catholic University of America. Ms. Brown is a member of the District of Columbia and Commonwealth of Massachusetts Bars.

William E. Dwyer—Managing Director, President, Independent Advisor Services

        Mr. Dwyer joined us in 1992, became Managing Director, Branch Development in 2002, became Managing Director, National Sales in 2005 and became Managing Director, President of Independent Advisor Services in 2007. Mr. Dwyer has been responsible for setting strategic direction for the management, satisfaction, retention and recruitment of our independent advisors. Mr. Dwyer manages several departments within Independent Advisor Services, including Business Development, Branch Development, Advisory Services, Compliance, Marketing, Sponsor Relations and Product Marketing functions, as well as certain of our subsidiaries including The Private Trust Company, N.A. and the Affiliated Broker-Dealers. Mr. Dwyer also serves on the Board of Big Brothers of Massachusetts Bay since 1999 and has held the position of Executive Vice Chairman since 2001. He received his B.A. from Boston College and holds series 3, 7 and 63 licenses.

C. William Maher—Managing Director, Chief Financial Officer

        Mr. Maher joined us in 2005 from Nicholas Applegate Capital Management where he spent the last six years as Chief Financial Officer and Managing Director, responsible for formulating financial policy and planning as well as ensuring the effectiveness of the financial functions within the firm. Mr. Maher is a member of the Board of Directors of The Greater China Fund, Inc. and a member of its Audit Committee. Mr. Maher received his B.A. from Rutgers University and his M.B.A. from Rutgers Graduate School of Management.

Esther M. Stearns—President and Chief Operating Officer

        Ms. Stearns joined us in 1996 as Chief Information Officer. In 2003, she became Chief Operating Officer, and she has been our President since March 2007. Ms. Stearns is responsible for management of our operations, delivery of service and technology to our advisors and business planning for strategic initiatives. Prior to joining LPL, she was a Vice President of Information Systems at Charles Schwab & Co., Inc. Ms. Stearns worked at Charles Schwab since 1982 in operations as well as managed the surveillance, internal control and credit departments. She received her B.A. from the University of Chicago.

Joseph P. Tuorto—Managing Director, Head of Compliance

        Mr. Tuorto joined us as Senior Vice President and Head of Compliance in 2004 from Raymond James where he was CCO. He is responsible for the compliance and registration departments. He became our Managing Director and CCO in December 2005. He received his B.A. from the University of South Florida and an M.B.A. from the University of Tampa.

Audit Committee

        We maintain a separately-designated Audit Committee of our Board of Directors. The current members of the Audit Committee are Jeffrey A. Goldstein, Richard P. Schifter, and Jeffrey E. Stiefler. Jeffrey A. Goldstein serves as the Chairperson of the Audit Committee.

        As the Company is now privately held and controlled by our Majority Holders, we have not designated one or more of our Audit Committee members as an "audit committee financial expert" at this time.

Code of Ethics

        We adopted a Code of Ethics that applies to, among others, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics is available, free of charge, by writing to us at the following address:

  LPL Financial
  One Beacon Street, 22nd Floor
  Boston, MA 02108

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms or written representations from certain reporting persons received by us with respect to fiscal 2007, we believe that our officers and directors and persons who own more than 10% of a registered class of our equity securities have complied with all applicable filing requirements, except that Mr. Stiefler filed a late Initial Statement of Beneficial Ownership of Securities on Form 3 on July 10, 2007.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Directors

        Outside directors who are not affiliated with us receive cash compensation for their service as members of the Board. For the years ended December 31, 2007 and 2006, our outside director, Jeffrey Stiefler, received $25,000 and $18,750 in cash, respectively, and was awarded $123,525 and $80,964 in stock options, respectively, as compensation for his service as a member of the Board. All directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board and committee meetings. None of our officers receives any compensation for serving as a director or as a member or chair of a committee of the Board.

        The following table sets forth the compensation for each of the non-management members of the Board received from us for service on the Board for the fiscal years ended December 31, 2007 and 2006.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(1)	Total ($)
Jeffrey Stiefler	2007 2006	25,000 18,750	— —	123,525 80,964	— —	— —	—	148,525 99,714
Jeffrey A. Goldstein	2007 2006	— —	— —	— —	— —	— —	— —	— —
Douglas M. Haines	2007 2006	— —	— —	— —	— —	— —	— —	— —
James S. Putnam	2007 2006	— —	— —	— —	— —	— —	— —	— —
Richard P. Schifter	2007 2006	— —	— —	— —	— —	— —	— —	— —
Allen R. Thorpe	2007 2006	— —	— —	— —	— —	— —	— —	— —

Summary Executive Compensation Table

        The following table sets forth information concerning the total compensation for the fiscal years ended December 31, for the persons who serve as the chief executive officer, chief financial officer, and the three most highly compensated executive officers of our company. These individuals are referred to as "named executive officers" in other parts of this Annual Report on Form 10-K.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value(4) and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mark S. Casady(3) Chairman; CEO	2007 2006	761,923 750,000	2,230,000 1,475,000	— —	— —	— —	— —	30,188 25,353	(4) (5)	3,022,111 2,250,353
C. William Maher Managing Director; CFO	2007 2006	375,000 375,000	550,000 450,000	— —	— —	— —	— —	19,540 30,416	(6) (7)	944,540 855,416
Steven M. Black Managing Director; Chief Risk Officer	2007 2006	415,000 415,000	575,000 575,000	— —	— —	— —	— —	19,476 9,661	(8) (9)	1,009,476 999,661
William E. Dwyer(10) Managing Director President, IAS	2007 2006	408,500 375,000	600,000 575,000	— —	— —	— —	— —	129,567 18,000	(11) (12)	1,138,067 968,000
Esther M. Stearns President; COO	2007 2006	425,000 425,000	1,075,000 800,000	— —	— —	— —	— —	18,387 16,227	(13) (14)	1,518,387 1,241,227

(1)
Includes the dollar value of base salary earned by executive officer.

(2)
Includes the dollar value of bonus earned by executive officer.

(3)
Mr. Casady receives no additional compensation for his services as a member of the Board, including committees thereof.

(4)
Includes $18,750 of employer's contributions to employee's 401(k) plan, $5,051 relating to automobile lease payments and related expenses, and $6,387 in securities commissions.

(5)
Includes $7,500 of employer's contributions to employee's 401(k) plan and $17,642 relating to automobile lease payments and related expenses, and $211 in securities commissions.

(6)
Includes $15,250 of employer's contributions to employee's 401(k) plan and $4,290 relating to automobile lease payments and related expenses.

(7)
Includes $7,500 of employer's contributions to employee's 401(k) plan, $13,563 relating to automobile lease payments and related expenses, and $9,353 for vacation benefits.

(8)
Includes $19,050 of employer's contributions to employee's 401(k) plan and $426 in securities commissions.

(9)
Includes $8,800 of employer's contributions to employee's 401(k) plan, and $861 in securities commissions.

(10)
Mr. Dwyer acquired, during fiscal years 2006 and 2007, 25,040 and 26,000 shares of our common stock, respectively, in connection with the exercise of options awarded in prior fiscal years. See "Options Exercised and Stock Vested."

(11)
Includes $18,750 of employer's contributions to employee's 401(k) plan, $10,242 relating to automobile lease payments and related expenses, $100,000 for relocation payment and $575 in securities commissions.

(12)
Includes $7,500 of employer's contributions to employee's 401(k) plan and $10,242 of payments received in lieu of having a company-provided automobile, and $258 in securities commissions.

(13)
Includes $15,250 of employer's contributions to employee's 401(k) plan, $2,954 relating to automobile lease payments and related expenses, and $183 in securities commissions.

(14)
Includes $7,500 of employer's contributions to employee's 401(k) plan and $8,592 relating to automobile lease payments and related expenses, and $135 in securities commissions.

Compensation Discussion and Analysis

        The executive compensation program for the named executive officers of our company and LPL generally is designed to closely align the interests of our senior managers and other personnel with those of our shareholders on both a short-term and long-term basis, and to attract and retain key executives critical to our success. That alignment has been achieved principally by ensuring that a significant portion of compensation is directly related to our stock performance. We believe that this philosophy of seeking to align the interests of our senior managers and other personnel with those of shareholders has been a key contributor to the growth and successful performance of our firm.

        The elements of our executive compensation program consist of base salary, an annual bonus and a long-term equity incentive program.

        Total executive compensation, including equity-based compensation, is highly differentiated based on individual performance, experience, responsibility and our results. A significant portion of each executive's compensation is variable, at-risk and directly dependent upon individual performance against pre-determined goals.

        In setting executive compensation levels, consideration is given to the totality of the compensation rather than individual elements. Our Compensation Committee reviews and approves the total compensation payable to each executive.

        Base Salary.    We believe that the base salary element is required in order to provide our executive officers with a stable income stream that is commensurate with their responsibilities and the competitive market conditions. The base salaries of the named executive officers are set based on the responsibilities of the individual, taking into account the individual's skills, experience, prior compensation levels and competitive market compensation for comparable positions. We review base salary for the named executive officers annually.

        Bonus.    We set target bonuses for named executive officers based on proposed goals, prior compensation levels and competitive market compensation for comparable positions. We believe that these cash bonuses provide a significant incentive to our executives towards our company-level objectives. These cash bonuses are discretionary as to the amount, timing and conditions and are not determined pursuant to any established formula or other established criteria or numerical guidelines. We determine whether the target bonuses are paid based on the individual's performance and corporate profitability. We have the discretion, subject to the terms of applicable employment agreements, to pay bonuses in excess of or below the targets.

        401(k) Plan.    We maintain a retirement savings plan, or a 401(k) Plan, for the benefit of all eligible employees. Currently, employees may elect to defer their compensation up to the statutorily prescribed limit. After one year of service, we match 50% of the lesser of the amount designated by the employee for withholding and contribution to the 401(k) Plan and 10% of the employee's total compensation. An employee's interests in his or her deferrals are 100% vested when contributed. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As such, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan, and all contributions are deductible by us when made. We provide this benefit to our executive officers because it is a benefit we provide to all of our eligible employees, and it is provided to our executive officers on the same basis as all other eligible employees.

        Long-Term Equity Incentive Program.    Under our Option Plans (as defined below), stock options are granted periodically to our senior executive group as well as to other key managerial and professional employees. Stock options entitle the holder to purchase during a specified time period a fixed number of shares of our common stock at a set price.

        The Compensation Committee determines the number of stock options to be granted based on an holistic assessment of current and prospective contribution of value by each individual. Stock options are awarded from time to time to eligible recipients. The Compensation Committee also allocates stock options under the Option Plans for use in attracting new executives. For a description of the Option Plans, see "—Stock Incentive Plans."

Compensation Committee Report

        We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

  Douglas Marshall Haines, Chairperson
  Allen R. Thorpe
  Mark S. Casady, ex officio member

Outstanding Equity Awards at Fiscal Year-End

        The following table shows information relating to unexercised options and restricted stock that has not vested and equity incentive plan awards for each named executive officer as of the end of the fiscal year ended December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark S. Casady	2,003,650	—	—	1.88	5/2/2013	—	—	—	—
	500,910	—	—	1.35	11/30/2013	—	—	—	—
	1,402,560	—	—	1.49	5/31/2014	—	—	—	—
C. William Maher	220,390	—	—	2.38	6/1/2015	—	—	—	—
	—	5,000	—	18.90	2/16/2017	—	—	—	—
Steven M. Black	434,200	—	—	1.07	12/14/2009	—	—	—	—
	1,335,840	—	—	1.88	5/2/2013	—	—	—	—
	641,210	—	—	1.49	5/31/2014	—	—	—	—
William E. Dwyer	149,350	—	—	1.07	12/14/2009	—	—	—	—
	13,360	—	—	2.07	1/15/2012	—	—	—	—
	554,380	—	—	1.88	5/2/2013	—	—	—	—
	267,160	—	—	1.35	11/30/2013	—	—	—	—
	667,920	—	—	1.49	5/31/2014	—	—	—	—
Esther M. Stearns	668,010	—	—	1.07	12/14/2009	—	—	—	—
	2,003,760	—	—	1.88	5/2/2013	—	—	—	—

Options Exercised and Stock Vested

        The following table sets forth the options exercised and stock vested during the year ended December 31, 2007 relating to the named executive officers.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mark S. Casady	—	—		—	—
C. William Maher	—	—		—	—
Steven M. Black	—	—		—	—
William E. Dwyer	26,000	694,980	(1)	—	—
Esther M. Stearns	—	—		—	—

(1)
Amount is based on a value of $27.80 per share, which we believe is the fair market value as of December 31, 2007.

Pension Benefits

        We do not have any qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation

        We do not have any non-qualified defined contribution plan or other deferred compensation plan.

Potential Payments upon Termination or Change-in-Control

        The following table presents, for each named executive officer, the potential post-employment payments upon a termination or change in control and assumes that the triggering event took place on December 31, 2007. Set forth below the table is a description of certain post-employment arrangements with our named executive officers, including the severance benefits and change-in-control benefits to which they would be entitled under their employment agreements.

Named Executive Officer	Benefit	Without Cause or For Good Reason ($)	Death and Disability ($)
Mark S. Casady	Severance(1)	3,973,846	—
	Bonus(2)	—	1,225,000
	Stock Options(3)	102,085,031	102,085,031
	COBRA Reimbursement(4)	18,969	18,969
C. William Maher	Severance(1)	1,500,000	—
	Bonus(2)	—	375,000
	Stock Options(3)	5,646,814	5,602,314
	COBRA Reimbursement(4)	13,103	13,103
Steven M. Black	Severance(1)	2,017,000	—
	Bonus(2)	—	600,000
	Stock Options(3)	63,101,374	63,101,374
	COBRA Reimbursement(4)	11,159	11,159
William E. Dwyer	Severance(1)	1,867,000	—
	Bonus(2)	—	525,000
	Stock Options(3)	43,344,765	43,344,765
	COBRA Reimbursement(4)	17,841	17,841
Esther M. Stearns	Severance(1)	2,050,000	—
	Bonus(2)	—	600,000
	Stock Options(3)	69,793,367	69,793,367
	COBRA Reimbursement(4)	15,275	15,275

(1)
Represents payment under employment agreements of a severance multiplier of two times the executive officer's base salary and target bonus for the year of termination.

(2)
Represents payment under employment agreements of target bonus for the year of termination.

(3)
Amounts are based on a value of $27.80 per share, which we believe is the fair market value as of December 31, 2007. Represents exercise of all vested and unvested stock options upon termination without cause or for good reason. Represents exercise of all vested stock options in case of termination for death or disability. See "—Stock Options."

(4)
Represents lump sum payment under employment agreements equal to the costs of COBRA coverage for the executive officer and his or her family for a one-year period.

Termination without Cause or for Good Reason

        In accordance with the employment agreements with our named executive officers, all compensation and benefits shall terminate on the date of employment termination, except that if the executive officer is terminated without cause or terminates his or her employment for "good reason" (definition of which includes the occurrence of a "change-in-control" event), then we must pay the executive officer, subject to such executive officer's compliance with post-termination obligations relating to confidentiality, intellectual property and non-competition (see "—Employment Agreements—Employment Agreements with Named Executive Officers—Intellectual Property, Confidentiality and Non-Compete Clauses"), an amount equal to (1) the severance multiplier times the executive officer's base salary and target bonus for the year of termination and (2) any and all accrued and but unpaid compensation (including prorated portion of the executive officer's target bonus for the year of termination). The severance multiplier may be 1, 1.5 or 2, depending circumstances set forth therein. For two years following termination without cause or for good reason, the executive officer will be eligible to continue participation under our group life, health, dental and vision plans in which the executive officer was participating immediately prior to the date of termination.

        "Cause" under the employment agreements means:

  •
  the intentional failure to perform his or her duties or gross negligence or willful misconduct in the regular duties or other breach of fiduciary duty or material breach of the employment agreement that remains uncured after 30 days' notice;

  •
  conviction for a felony; or

  •
  fraud, embezzlement or other dishonesty that has a material adverse effect on us.

        "Change-in-control" under the employment agreements, subject to certain exceptions, means the consummation of:

  •
  any consolidation or merger of the Company with or into any other person, or any other similar transaction, whether or not we are a party thereto, in which our stockholders immediately prior to such transaction own directly or indirectly capital stock either (1) representing less than 50% of the equity interests or voting power of the Company or the surviving entity or (2) that does not have directly or indirectly have the power to elect a majority of the entire Board or other similar governing body;

  •
  any transaction or series of transactions, whether or not we are a party thereto, after giving effect to which in excess of 50% is owned directly or indirectly by any person other than us and our affiliates; or

  •
  a sale or disposition of all of our assets.

Termination Other than For Good Reason

        Upon voluntary resignation other than for good reason the executive officer is entitled to accrued compensation, but not including a prorated portion of current year target bonus. The executive officer is in that case subject to a non-competition period of one year only. Subject to such executive officer's continuous compliance with post-termination obligations relating to confidentiality, intellectual property and non-competition (see "—Employment Agreements—Employment Agreements with Named Executive Officers—Intellectual Property, Confidentiality and Non-Compete Clauses"), at the election of the Board, the executive may be entitled to receive the same benefits as if the executive were terminated without cause or for good reason, except that the severance multiplier would be one, and the executive would be subject to a non-competition period of two years.

Death, Disability and Retirement

        Upon termination due to death, the executive officer's estate will be entitled to the executive officer's accrued compensation, including a prorated portion of current year target bonus, as well as a lump sum payment equal to the costs of COBRA coverage for the executive officer's surviving spouse and family for a one-year period. Upon termination for disability, which must have continued for six months during which the executive officer received full salary and benefits, the executive officer will receive accrued compensation, a prorated portion of current year target bonus, payment for earned vacation time, reimbursement for outstanding business expenses, and a lump sum payment equal to the costs of COBRA coverage for the executive officer and his or her family for a one-year period. Upon employment termination resulting from retirement at minimum age of 65, the executive officer will be entitled to accrued compensation, but not including a prorated portion of current year target bonus, as well as a lump sum payment equal to the costs of COBRA coverage for the executive officer and his or her family for a one-year period.

Stock Options

        In accordance with the named executive officers' option agreements, unvested stock options are cancelled upon termination of employment. Unless the named executive officer is terminated for cause, vested options will be exercisable for (1) two years following termination of employment by reason of retirement, but not later than the option expiration date, (2) 12 months following death or disability, in each case, not later than the option expiration date and (3) 90 days following termination in other cases, but not later than the option expiration date.

        Prior to an initial public offering of the Company, upon termination of the executive officer's employment, we will have the right to purchase his or her equity interests at then fair market value. See "—Stock Incentive Plans—2005 Stock Option Plans—Company Call Option."

        If, in the case of a change-in-control, provision for the assumption of the executive officer's stock options is not made, then 15 days prior to the scheduled consummation of such change-in-control, all then-unvested options outstanding will become immediately vested and exercisable and will remain vested and exercisable for a period of 15 days. Upon consummation of such change-in-control, all outstanding but unexercised options will terminate.

        All stock options held by named executive officers as of December 31, 2007 were originally granted under our 1999 Stock Option Plans (as defined below). In connection with the Transaction, our 1999 Stock Option Plans were amended and restated in their entirety and renamed as our 2005 Stock Option Plans (as defined below), as were the option agreements entered into under the 1999 Stock Option Plans. See "—Stock Incentive Plans."

Compensation Committee Interlocks and Insider Participation

        During 2007, the members of our Compensation Committee were Douglas M. Haines, Allen Thorpe and Mark Casady. Mr. Casady is our Chairman and Chief Executive Officer.

Employment Agreements

        In connection with the consummation of the Transaction, we entered into definitive employment agreements with certain members of senior management including the named executive officers. These agreements have an initial term of three years and automatically renew for subsequent one-year terms unless we provide written notice within 90 days prior to the completion of the then-current term.

        The employment agreements required us to adopt option plans under which our employees are eligible to receive awards of stock options for our common stock. See "—Stock Incentive Plans."

        In addition to the terms of the employment agreements set forth below, Mark Casady agreed to serve on the Board and, until an initial public offering, shall be the chairman of the Board.

Employment Agreements with Named Executive Officers

  Base Salaries

        The employment agreements provide that Messrs. Casady, Maher, Black and Dwyer, and Ms. Stearns receive an annual base salary of no less than $750,000, $375,000, $415,000, $375,000 and $425,000, respectively. The agreements provide that each such executive officer is entitled to participate in the bonus plan that we may establish from time to time and in our stock incentive plans.

  Intellectual Property, Confidentiality and Non-Compete Clauses

        The employment agreements with each of Messrs. Casady, Maher, Black and Dwyer, and Ms. Stearns require each of them to promptly disclose and assign any individual rights that he may have in any intellectual property (including inventions, concepts, designs, business opportunities, formulas, etc.) to us. The executive officers must also maintain confidentiality of all information that is confidential and proprietary to us, with usual exceptions. Under a non-compete provision, they are prohibited from engaging in certain conduct for a period of two years following termination of the employment agreement for any reason, except in the event of a termination as a result of which the executive officer is entitled to a certain level of severance payment (i.e., severance multiplier of 1.5), in which case the executive officer would be prohibited from engaging in such certain conduct for a period of 18 months. During this time, these executive officers are not permitted to engage or participate in, directly or indirectly, any business or entity which is competitive with us and will refrain from soliciting existing and prospective customers, targets, suppliers, IFAs or employees to terminate their relationship with us and from luring or contracting with employees or brokers and IFAs.

  Severance and Change-in-Control Payments

        Under the terms our employment agreements with Messrs. Casady, Maher, Black and Dwyer, and Ms. Stearns, we may be obligated to make severance payments following the termination of their employment. These benefits are described above under "—Potential Payments upon Termination or Change-in-Control."

        In the event that any payments to which Messrs. Casady, Maher, Black and Dwyer, and Ms. Stearns become entitled would be deemed to constitute "parachute payments" within the meaning of Section 280G of the Internal Revenue Code, then such payments that would have been payable during the six months following of termination of employment with us and would otherwise be considered "parachute payments" if paid during that period shall be paid in a lump sum on the business day after the date that is the earlier (1) six months following the date of termination and (2) as such time as otherwise permitted by law that would not result in additional taxation and penalties as a "parachute payment." We, however, have no obligation to grant the executive officer any "gross-up" or other "make-whole" compensation for any tax imposed on payments made to the executive officers, including "parachute payments."

Stock Incentive Plans

        In connection with the Transaction, our 1999 Stock Option Plan for Non-Qualified Stock Options and our 1999 Stock Option Plan for Incentive Stock Options (collectively the "1999 Option Plans") were amended and restated in their entirety and renamed as our 2005 Stock Option Plan for Non-Qualified Stock Options (the "NSO Plan") and our 2005 Stock Option Plan for Incentive Stock Options (the "ISO Plan" and, together with the NSO Plan, the "2005 Option Plans").

        In addition, as a result of the Transaction, (1) all stock options granted under the 1999 Stock Option Plans, (which were options to purchase shares of our subsidiary LPL Holdings, Inc.) outstanding and unexercised immediately prior to the Acquisition ("LPL Options") became the right to acquire, on the same terms and conditions as were applicable under the LPL Options prior to the consummation of the Acquisition, a number of shares of our common stock determined in accordance with criteria set forth in the merger agreement; and (2) we assumed the original option agreements entered into under the 1999 Stock Option Plans. Pursuant to such original agreements, upon a change-in-control, one-third of the LPL Options would vest and become exercisable upon a change-in-control, with the remaining LPL Options vesting equally on the first and second anniversaries of the change-in-control. A total of 21,039,660 LPL options were converted into 21,078,140 options to purchase shares of our common stock. The original option agreements entered into under the 1999

Option Plans were amended accordingly to reflect the conversion of the LPL Options, including to reflect the accelerated vesting described above. The terms of the 2005 Stock Option Plans are fully incorporated in the amended original option agreements. Options granted after consummation of the Transaction will vest and become exercisable at such time or times and subject to such terms and conditions as shall be determined by the Board.

2005 Stock Option Plans

        Purpose.    The purpose of the 2005 Stock Option Plans is to give and assist us in attracting, retaining and motivating employees.

        Type of Stock Options.    Options granted under the NSO Plan shall be in the form of "Non-Qualified Stock Options," which are not intended to meet the requirements of Section 422 of the Code. Options granted under the ISO Plan shall be deemed "Incentive Stock Options" and shall meet the requirements of Section 422 of the Code.

        Administration.    The Board has plenary authority to administer the 2005 Option Plans. All decisions made by the Board pursuant to the 2005 Option Plans are final and conclusive. The Board may correct any defect or supply any omission or reconcile any inconsistency in the 2005 Option Plans or in any option agreement in the manner and to the extent it shall deem appropriate to carry the same into effect.

        Eligibility.    All of our employees (and in the case of the NSO Plan, directors as well) who contribute to our management, growth and profitability may be granted stock options under the 2005 Option Plans at the discretion of the Board ("Participants").

        Stock Subject to ISO and NSO Plans.    Shares of stock reserved and available for grants under the NSO Plan are 1,992,640 shares of our common stock and for grants under the ISO Plan are 33,494,370 shares of our common stock. The Board may in its discretion make such substitution or adjustments in the aggregate number and kind of shares reserved for issuance under the 2005 Option Plans.

        Purchase Price.    The purchase price per share of common stock purchasable under the NSO Plan shall be determined by our Board at the time of grant. The purchase price per share of common stock purchasable under the ISO Plan shall not be less than 100% of the fair market value per share on the date of grant as determined by the Board.

        Adjustments.    The Board may make or provide for a fair and proportionate adjustment in the number, price and kind of common stock underlying the option in order to maintain the proportional interests of the Participants and preserve the value of the option granted in the event of any recapitalization, stock split, reorganization, merger, consolidation, spin-off, combination, repurchase, stock exchange or other transaction or event in which shares are increased, decreased, changed into or exchanged for other securities of the Company or of another entity. Any adjustment must be made without changing the aggregate purchase price of the option. Fractional shares will not be issued on account of any such adjustments.

        Exercisability.    Options will vest and become exercisable at such time or times and subject to such terms and conditions as shall be determined by the Board. The Board may at any time accelerate the vesting of any option.

        Method of Exercise.    Vested options may be exercised, in whole or in part, at any time during the option term by giving written notice of exercise to us in such form as we provide. Notice will be accompanied by full payment of the purchase price in a form acceptable to us. No shares of common stock will be issued until the Participant has made full payment therefor and, if requested, has entered into a shareholders' agreement in such form as we provide.

        Successors and Assigns.    No option granted under the 2005 Option Plans shall be assignable or otherwise transferable by the Participant other than (1) by will or by the laws of descent and distribution, or (2) in the case of the NSO Plan, (A) pursuant to a qualified domestic relations order or (B) by Board authorization subject to the transferee agreeing in writing to be bound by the NSO Plan and any related option agreement. No common stock received upon exercise of grants awarded under the NSO Plan or related option agreement shall be assignable or otherwise transferable by the holder without the prior written consent of the Company.

        Company Call Option.    On receipt of written notice of exercise, the Board may elect to cash out all or part of the portion of the shares of our common stock for which an option is being exercised. In that event, the Board shall pay the Participant an amount, in cash or common stock, at the discretion of the Board, equal to the excess of the fair market value of the common stock over the option price times the number of shares of common stock for which the option is being exercised on the effective date of such cash-out. In the event we make an initial public offering under the Securities Act of any of our outstanding shares of common stock (a "Public Offering"), our call option will terminate upon the completion of the Public Offering.

        Mergers, Reorganizations and other Capital Transactions.    The 2005 Option Plans provide for acceleration in the event of a merger, reorganization or change of control (as defined in the 2005 Option Plan), unless the options are assumed or substituted.

        Amendment and Termination.    The Board may amend, alter, or discontinue the 2005 Option Plans in its discretion. If any of the 2005 Option Plans is discontinued, granted stock options outstanding as of the date of such discontinuation shall not be affected or impaired. If the employment of a Participant terminates for any reason, any option held by that Participant may thereafter be exercised only in accordance with the terms and conditions established by the applicable option agreement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 1, 2008 by (i) each beneficial owner of more than five percent of our outstanding common stock and (ii) each of our current directors and named executive officers. Unless otherwise indicated, the address for each of the individuals listed below is: c/o LPL Investment Holdings Inc., One Beacon Street, Floor 22, Boston, MA 02108.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock(5) (#)	Percentage of Common Stock (%)
Hellman & Friedman LLC(1)(2)	34,210,185.10	39.7
TPG Partners, IV, L.P.(1)(4)	34,210,185.10	39.7
Mark S. Casady(1)	3,907,120.00	4.3
C. William Maher(1)	221,390.00	0.3
Steven M. Black(1)	2,411,250.00	2.7
William E. Dwyer(1)	1,860,086.40	2.1
Esther M. Stearns(1)	2,671,770.00	3.0
Jeffrey A. Goldstein(3)	—	—
Douglas M. Haines(4)	—	—
James S. Putnam(1)	486,969.50	0.6
Richard P. Schifter(4)	—	—
Jeffrey E. Stiefler	7,500.00	0.0
Allen R. Thorpe(3)	—	—
All directors and executive officers as a group (13 persons)	79,986,456.10	92.4%

(1)
Parties to our stockholders' agreement. See "Certain Relationship and Related Transaction—Stockholders' Agreement."

(2)
Hellman & Friedman Capital Partners V, L.P., Hellman & Friedman Capital Partners V (Parallel), L.P. and Hellman & Friedman Capital Associates V, L.P. are parties to our stockholders' agreement.

(3)
Common stock beneficially owned through the funds Hellman & Friedman Capital Partners V, L.P., Hellman & Friedman Capital Partners V (Parallel), L.P. and Hellman & Friedman Capital Associates V, LLC. The address for each of these funds is c/o Hellman & Friedman LLC, One Maritime Plaza, 12th Fl., San Francisco, CA 94111. Hellman & Friedman Investors V, LLC is the sole general partner of Hellman & Friedman Capital Partners V, L.P. and Hellman & Friedman Capital Partners V (Parallel), L.P. Hellman & Friedman LLC is the sole managing member of each of Hellman & Friedman Investors V, LLC and Hellman & Friedman Capital Associates V, LLC. The shares of the Company are owned of record by Hellman & Friedman Capital Partners V, L.P., which owns 30,077,594.70 shares, Hellman & Friedman Capital Partners V (Parallel), L.P., which owns 4,115,485.30 shares, and Hellman & Friedman Capital Associates V, LLC, which owns 17,105.10 shares. An investment committee of Hellman & Friedman LLC, acting by majority vote, has sole voting and dispositive control over the shares of the Company. The investment committee is comprised of F. Warren Hellman, Brian M. Powers, Philip U. Hammarskjold, Patrick J. Healy and Thomas F. Steyer; provided, however, that Mr. Steyer has no authority or voting rights with respect to investment committee decisions relating to the Company. Messrs. Goldstein and Thorpe serve as Managing Directors of Hellman & Friedman LLC, but neither of them serve on the investment committee. Each of the members of the investment committee, as well as

  Messrs. Goldstein and Thorpe, disclaim beneficial ownership of the shares in the Company, except to the extent of their respective pecuniary interest therein.

(4)
The address for TPG Partners IV, L.P. ("TPG Partners IV"), Douglas M. Haines and Richard P. Schifter is c/o Texas Pacific Group, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. TPG Advisors IV, Inc. ("Advisors IV") is the general partner of TPG GenPar IV, L.P. which is the general partner of TPG Partners IV. David Bonderman and James G. Coulter are the sole shareholders of Advisors IV and therefore are the beneficial owners of the shares owned by TPG Partners IV, possessing sole voting and dispositive power with respect to such shares.

(5)
For purposes of this table, a person or group is deemed to have "beneficial ownership" of any shares as of a given date which such person has voting power, investment power, or has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person. Except as otherwise noted, each beneficial owner of more than five percent of any of our common stock, and each director and executive officer has sole voting and investment power over the shares reported.

Changes in Control

        See "Management's Discussion and Analysis of our Financial Condition and Results of Operations—Indebtedness—Senior Secured Credit Facilities" for arrangements the operation of which may at a subsequent date result in a change of our control.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

        The Company has not adopted any formal policies or procedures for the review, approval or ratification of certain related-party transactions that may be required to be reported under the SEC disclosure rules. Such transactions, if and when they are proposed or have occurred, have traditionally been (and will continue to be) reviewed by our Audit Committee (other than the committee members involved, if any) on a case-by-case basis.

Management Agreements

        We and certain members of senior management have entered into employment agreements. Certain of these terms and conditions are more fully described in "Executive Compensation—Employment Agreements."

Stockholders' Agreement

        On December 28, 2005, we, the Majority Holders, the founders and those executives who entered into employment agreements entered into a stockholders' agreement that contain the following provisions among others:

  •
  a right to designate a certain number of directors to the Board and the board of directors of our subsidiary. Of the initial seven members of our Board, the Majority Holders had the right to designate four of the directors. The Majority Holders also have the right to designate one independent director after consultation with our chief executive officer, if the selection is reasonably acceptable to the Founders. The other two members of the boards are our chief executive officer and James Putnam;

  •
  certain limitations on transfers of common stock by the Founders and those executives entering into employment agreements. prior to the earlier to occur of (i) subject to a customary right of first refusal, the fourth anniversary of the closing of the Acquisition and (ii) the occurrence of an initial public offering;

  •
  the ability of the Founders and our executives who enter into employment agreements to "tagalong" their shares of common stock to sales by the Majority Holders on a pro-rata basis (the Founders' "tag-along" right provides for the ability to "tag-along" a number of shares equal two times their pro-rata share of the shares being sold);

  •
  the ability of the Majority Holders to "drag-along" common stock held by the Founders and our executives who enter into employment agreements under certain circumstances;

  •
  customary demand registration rights for the Founders and piggyback registration rights for the Founders and those executives entering into employment agreements (the Founders' piggyback registration right provides for the ability to register a number of shares equal to two times their pro-rata share of all of the shares being registered);

  •
  the restriction on our company to, prior to an initial public offering, enter into any transaction with, or for the benefit of, any of its affiliates involving an aggregate consideration in excess of $2 million, unless approved by a majority of the independent members of the Board;

  •
  restrictions on dividends, redemptions and repurchases with respect to common stock prior to an initial public offering subject to certain exceptions; and

  •
  a preemptive right of the Founders and those executives who enter into employment agreements to purchase a pro-rata portion of any new securities we offer.

Other Arrangements

        As of December 31, 2007, we had the aggregate principal amount of $3.17 million in loans outstanding to employees. Interest on these loans is typically accrued monthly at the minimum federal rate prescribed by the Internal Revenue Service. Portions (and, in some cases all) of these loans may be forgiven based on the achievement of performance objectives or tenure of employment with our company.

        LPL provides GPA, an entity under common control by stockholders of the Company, with personnel and certain other operational and administrative support services pursuant to the terms and consideration outlined in the services agreement amended on October 27, 2005. For the years ended December 31, 2007, 2006, and 2005 LPL earned $201,000, $244,000, and $364,000 in annual fees, respectively, under such agreement.

        Alix Partners, LLP ("Alix Partners"), a company majority-owned by one of our Majority Holders, provides LPL with consulting services pursuant to an agreement for interim management and consulting services dated August 21, 2007. LPL paid $910,000 to Alix Partners during the year ended December 31, 2007, and an additional $760,000 is included in accounts payable and accrued liabilities in our accompanying consolidated statements of financial condition as of December 31, 2007, for annual fees under such agreement.

        On March 14, 2008, a trust affiliated with our director, Jeffrey Stiefler, acquired 71,942 shares of our common stock, at a price per share of $27.80. On March 14, 2008, our director, James Riepe, and an affiliated trust each acquired 35,971 shares of our common stock, at a price per share of $27.80.

Director Independence

        The Company is a privately held corporation. Except for Jeffrey Stiefler and James Riepe, our directors are not independent because of their affiliations with funds which hold more than 5% equity interests in the Company. Mr. Casady is not an independent director because he is currently employed by the Company. Jeffrey Stiefler and James Riepe are independent under the listing standards of the New York Stock Exchange (the "NYSE").

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors' Fees

        Aggregate fees for professional services rendered to the Company by Deloitte & Touche LLP as of, and for, the years ended December 31, 2007 and 2006 were as follows:

Type of Services	2007	2006
Audit Fees(1)	$2,891,000	$1,559,900
Audit Related Fees(2)	1,670,210	212,000
Tax Fees(3)	367,000	166,175
All Other Fees(4)	303,017	65,000

Total	$5,231,227	$2,003,075

    (1)
    Audit Fees. These fees include services performed by Deloitte & Touche LLP in connection with the audit of our annual financial statements included in our annual filing on Form 10-K; the review of our interim financial statements as included in our quarterly reports on Form 10-Q; the audit of our internal controls over financial reporting; the attestation of management's report on the effectiveness of internal controls over financial reporting; and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements.

    (2)
    Audit-Related Fees. These fees are for services provided by Deloitte & Touche LLP such as accounting consultations, plan audits, and any other audit and attestation services not required by applicable law.

    (3)
    Tax Fees. These fees include all services performed by Deloitte & Touche LLP for non-audit related tax advice, planning and compliance services.

    (4)
    All Other Fees.

Pre-Approval Policies and Procedures

        The Audit Committee pre-approves all audit services provided by our independent registered public accounting firm. The Audit Committee has adopted policies and procedures for the pre-approval of all non-audit related services provided by our independent registered public accounting firm. These non-audit services include performance audits, general research and consulting and tax services. The policy requires that prior to the provision of any non-audit related services, an engagement letter must be provided by the independent registered public accounting firm describing the scope of its engagement. Any engagements above $150,000 must be reviewed and authorized by the Chairman of the Audit Committee and the Chief Financial Officer after review and approval by the Audit Committee. Engagements for $150,000 or less can be reviewed and authorized by the Chairman of the Audit Committee and the Chief Financial Officer. Engagements for $50,000 or less may be reviewed and authorized by the Chief Financial Officer.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  Financial Statements

        Our financial statements appearing on pages F-1 through F-48 are incorporated herein by reference.

  (b)
  Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of LPL Investment Holdings Inc.*
3.2	Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc., dated December 20, 2005*
3.3	Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc., dated March 10, 2006*
3.4	Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc., dated December 26, 2007****
3.5	Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc., dated March 31, 2008.
3.6	Bylaws of LPL Investment Holdings Inc.*
4.1	Indenture, dated December 28, 2005, between LPL Holdings, Inc., each of the Guarantors party thereto and Wells Fargo Bank, N.A., as trustee*
4.2.	First Supplemental Indenture, dated as of May 10, 2006, among LPL Holdings, Inc., LPL Investment Holdings Inc., the other Guarantors party thereto and Wells Fargo Bank, N.A., as trustee*
4.3	Form of Stock Bonus Agreement under the Fourth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan*
4.4	Fourth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan*
10.1
Amended and Restated Credit Agreement, dated as of December 29, 2006, by and among LPL Investment Holdings Inc., LPL Holdings, Inc., Goldman Sachs Credit Partners L.P., as sole lead arranger, sole bookrunner and syndication agent, and the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc. as administrative agent, and Morgan Stanley & Co. as collateral agent.*
10.2	2005 Stock Option Plan for Incentive Stock Options*
10.3	2005 Stock Option Plan for Non-Qualified Stock Options*
10.4	Executive Employment Agreement between Mark S. Casady and LPL Holdings, Inc., dated December 28, 2005*
10.5	Indemnification Agreement between the Company, LPL Holdings, Inc., and Mark S. Casady, dated December 28, 2005*
10.6	Executive Employment Agreement between Esther M. Stearns and LPL Holdings, Inc., dated December 28, 2005*
10.7	Indemnification Agreement between the Company, LPL Holdings, Inc., and Esther M. Stearns, dated December 28, 2005*

10.8	Executive Employment Agreement between C. William Maher and LPL Holdings, Inc., dated December 28, 2005*
10.9	Indemnification Agreement between the Company, LPL Holdings, Inc., and C. William Maher, dated December 28, 2005*
10.10	Executive Employment Agreement between William E. Dwyer III and LPL Holdings, Inc., dated December 28, 2005*
10.11	Indemnification Agreement between the Company, LPL Holdings, Inc., and William E. Dwyer III, dated December 28, 2005*
10.12	Executive Employment Agreement between Steven M. Black and LPL Holdings, Inc., dated December 28, 2005*
10.13	Indemnification Agreement between the Company, LPL Holdings, Inc., and Steven M. Black, dated December 28, 2005*
10.14	Services Agreement between Linsco/Private Ledger Corp. and GPA Group, Inc., dated October 27, 2005**
10.15	Stockholders' Agreement, dated December 28, 2005, among the Company, LPL Holdings, Inc. and other stockholders party thereto**
10.16	LPL Investment Holdings Inc. 2008 Stock Option Plan***
10.17	Second Amended and Restated Credit Agreement, dated June 18, 2007.
21.1	List of Subsidiaries of LPL Investment Holdings Inc.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Included in Registration Statement on Form 10 of the Company filed on April 30, 2007.

**
Included in Amendment No. 1 to Registration Statement on Form 10 of the Company filed on July 10, 2007.

***
Included in Current Report on Form 8-K filed on February 21, 2008.

****
Included in Current Report on Form 8-K filed on January 4, 2008.

SIGNATURE

        Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LPL INVESTMENT HOLDINGS INC.
	By:	/s/ MARK S. CASADY Mark S. Casady Chief Executive Officer and Chairman
Dated: March 31, 2008

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK S. CASADY Mark S. Casady	Chief Executive Officer and Chairman	3/31/08
/s/ C. WILLIAM MAHER C. William Maher	Chief Financial Officer	3/31/08
/s/ JEFFREY R. BUCHHEISTER Jeffrey R. Buchheister	Chief Accounting Officer	3/31/08
/s/ JEFFREY A. GOLDSTEIN Jeffrey A. Goldstein	Director	3/31/08
/s/ DOUGLAS M. HAINES Douglas M. Haines	Director	3/31/08
/s/ JAMES S. PUTNAM James S. Putnam	Director, Vice-Chairman	3/31/08
/s/ JAMES S. RIEPE James S. Riepe	Director	3/31/08
/s/ RICHARD P. SCHIFTER Richard P. Schifter	Director	3/31/08
/s/ JEFFREY E. STIEFLER Jeffrey E. Stiefler	Director	3/31/08
/s/ ALLEN R. THORPE Allen R. Thorpe	Director	3/31/08

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of LPL Investment Holdings Inc.*
3.2	Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc., dated December 20, 2005*
3.3	Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc., dated March 10, 2006*
3.4	Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc., dated December 26, 2007****
3.5	Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc., dated March 31, 2008.
3.6	Bylaws of LPL Investment Holdings Inc.*
4.1	Indenture, dated December 28, 2005, between LPL Holdings, Inc., each of the Guarantors party thereto and Wells Fargo Bank, N.A., as trustee*
4.2.	First Supplemental Indenture, dated as of May 10, 2006, among LPL Holdings, Inc., LPL Investment Holdings Inc., the other Guarantors party thereto and Wells Fargo Bank, N.A., as trustee*
4.3	Form of Stock Bonus Agreement under the Fourth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan*
4.4	Fourth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan*
10.1
Amended and Restated Credit Agreement, dated as of December 29, 2006, by and among LPL Investment Holdings Inc., LPL Holdings, Inc., Goldman Sachs Credit Partners L.P., as sole lead arranger, sole bookrunner and syndication agent, and the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc. as administrative agent, and Morgan Stanley & Co. as collateral agent.*
10.2	2005 Stock Option Plan for Incentive Stock Options*
10.3	2005 Stock Option Plan for Non-Qualified Stock Options*
10.4	Executive Employment Agreement between Mark S. Casady and LPL Holdings, Inc., dated December 28, 2005*
10.5	Indemnification Agreement between the Company, LPL Holdings, Inc., and Mark S. Casady, dated December 28, 2005*
10.6	Executive Employment Agreement between Esther M. Stearns and LPL Holdings, Inc., dated December 28, 2005*
10.7	Indemnification Agreement between the Company, LPL Holdings, Inc., and Esther M. Stearns, dated December 28, 2005*
10.8	Executive Employment Agreement between C. William Maher and LPL Holdings, Inc., dated December 28, 2005*
10.9	Indemnification Agreement between the Company, LPL Holdings, Inc., and C. William Maher, dated December 28, 2005*

10.10	Executive Employment Agreement between William E. Dwyer III and LPL Holdings, Inc., dated December 28, 2005*
10.11	Indemnification Agreement between the Company, LPL Holdings, Inc., and William E. Dwyer III, dated December 28, 2005*
10.12	Executive Employment Agreement between Steven M. Black and LPL Holdings, Inc., dated December 28, 2005*
10.13	Indemnification Agreement between the Company, LPL Holdings, Inc., and Steven M. Black, dated December 28, 2005*
10.14	Services Agreement between Linsco/Private Ledger Corp. and GPA Group, Inc., dated October 27, 2005**
10.15	Stockholders' Agreement, dated December 28, 2005, among the Company, LPL Holdings, Inc. and other stockholders party thereto**
10.16	LPL Investment Holdings Inc. 2008 Stock Option Plan***
10.17	Second Amended and Restated Credit Agreement, dated June 18, 2007.
21.1	List of Subsidiaries of LPL Investment Holdings Inc.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Included in Registration Statement on Form 10 of the Company filed on April 30, 2007.

**
Included in Amendment No. 1 to Registration Statement on Form 10 of the Company filed on July 10, 2007.

***
Included in Current Report on Form 8-K filed on February 21, 2008.

****
Included in Current Report on Form 8-K filed on January 4, 2008.

LPL INVESTMENT HOLDINGS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of LPL Investment Holdings Inc. are included in response to Item 8:

Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Financial Condition as of December 31, 2007 and 2006	F-3
Consolidated Statements of Income for the years ended December 31, 2007 and 2006 and for the year ended December 31, 2005 (Predecessor)	F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007 and 2006 and for the period from December 28, 2005 through December 31, 2005 and for the year ended December 31, 2005 (Predecessor)	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and for the year ended December 31, 2005 (Predecessor)	F-6
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LPL Investment Holdings Inc.
Boston, Massachusetts

        We have audited the accompanying consolidated statements of financial condition of LPL Investment Holdings Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006, and the related consolidated statement of stockholders' equity for the period from December 28, 2005 through December 31, 2005. We have also audited the consolidated statements of income, stockholders' equity, and cash flows of LPL Holdings, Inc. and subsidiaries (Predecessor) for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and the results of operations and cash flows of the Predecessor for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective January 1, 2007.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 31, 2008

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except par value)

	2007	2006
ASSETS
Cash and cash equivalents	$188,003	$245,163
Cash and securities segregated under federal and other regulations	195,811	52,178
Receivable from:
Customers, net of allowance of $529 at December 31, 2007 and $202 at December 31, 2006	411,073	326,376
Product sponsors, broker-dealers, and clearing organizations	160,153	89,706
Others, net of allowances of $5,266 at December 31, 2007 and $2,590 at December 31, 2006	97,222	52,088
Securities owned:
Marketable securities(1)—at market value	15,105	9,524
Other securities—at amortized cost	10,632	10,635
Securities borrowed	9,038	12,686
Mortgage loans held for sale—net	—	4,362
Fixed assets, net of accumulated depreciation and amortization of $130,011 at December 31, 2007 and $90,731 at December 31, 2006	156,797	121,594
Debt issuance costs, net of accumulated amortization of $8,239 at December 31, 2007 and $4,564 at December 31, 2006	23,669	26,469
Goodwill	1,287,756	1,249,159
Intangible assets, net of accumulated amortization of $65,707 at December 31, 2007 and $31,245 at December 31, 2006	642,137	535,289
Trademarks and trade names, net of accumulated amortization of $590 at December 31, 2007 and $0 at December 31, 2006	41,986	39,819
Interest rate swaps	—	3,188
Prepaid expenses	25,222	15,423
Other assets	22,745	3,885

Total assets	$3,287,349	$2,797,544

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Warehouse lines of credit	$—	$3,718
Bank loans payable and revolving lines of credit	65,000	—
Drafts payable	127,144	104,344
Payable to customers	406,677	294,574
Payable to broker-dealers and clearing organizations	47,925	30,354
Accrued commissions and advisory fees payable	126,584	70,096
Accounts payable and accrued liabilities	88,662	34,381
Income taxes payable	10,648	969
Unearned revenue	40,897	31,113
Interest rate swaps	10,835	—
Securities sold but not yet purchased—at market value	12,837	10,806
Senior credit facilities and subordinated notes	1,386,071	1,344,375
Deferred income taxes—net	216,903	245,897

Total liabilities	2,540,183	2,170,627

COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 200,000,000 shares authorized; 86,249,612 shares issued and outstanding at December 31, 2007, and 82,843,600 shares issued and outstanding at December 31, 2006	86	83
Additional paid-in capital	664,568	591,254
Stockholder loans	(1,242)	—
Accumulated other comprehensive (loss) income, net of income taxes	(6,512)	1,938
Retained earnings	90,266	33,642

Total stockholders' equity	747,166	626,917

Total liabilities and stockholders' equity	$3,287,349	$2,797,544

(1)
Includes $2,769 and $2,643 pledged to clearing organizations at December 31, 2007 and December 31, 2006, respectively.

See accompanying notes to consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)

			Predecessor
	2007	2006	2005
REVENUES:
Commissions	$1,470,285	$890,489	$744,939
Advisory fees	738,938	521,058	399,363
Asset-based fees	260,935	147,364	107,726
Transaction and other fees	184,604	134,496	125,844
Interest income	36,708	28,402	17,719
Other	26,135	18,127	11,705

Total revenues	2,717,605	1,739,936	1,407,296

EXPENSES:
Commissions and advisory fees	1,908,666	1,213,603	982,814
Compensation and benefits	257,200	137,401	142,372
Depreciation and amortization	78,748	65,348	17,854
Promotional	64,302	36,060	31,122
Occupancy and equipment	43,419	26,212	22,924
Professional services	31,478	14,884	22,729
Communications and data processing	27,822	21,423	18,891
Brokerage, clearing, and exchange	26,806	17,502	16,487
Regulatory fees and expenses	17,939	15,176	15,579
Travel and entertainment	14,935	7,136	5,698
Other	14,609	4,921	12,712

Total noninterest expenses	2,485,924	1,559,666	1,289,182
Interest expense from brokerage operations and mortgage lending	1,031	301	976
Interest expense from senior credit facilities and subordinated notes	122,817	125,103	1,388

Total expenses	2,609,772	1,685,070	1,291,546

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	107,833	54,866	115,750
PROVISION FOR INCOME TAXES	46,764	21,224	46,461

INCOME FROM CONTINUING OPERATIONS	61,069	33,642	69,289

LOSS FROM DISCONTINUED OPERATIONS:
Loss from cumulative effect of change in accounting principle related to discontinued operations	—	—	(12,909)
Loss from discontinued operations	—	—	(13,291)

Total loss from discontinued operations (Note 12)	—	—	(26,200)

NET INCOME	$61,069	$33,642	$43,089

See accompanying notes to consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM
DECEMBER 28, 2005 THROUGH DECEMBER 31, 2005
AND FOR THE YEAR ENDED DECEMBER 31, 2005 (PREDECESSOR)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Stockholder Loans	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
BALANCE—December 31, 2004 (Predecessor)	$9	$42,595	$—	$—	$154,647	$197,251
Comprehensive income:
Income from continuing operations					69,289	69,289
Loss from discontinued operations					(26,200)	(26,200)

Total comprehensive income						43,089
Share-based compensation		8,807				8,807
Exercise of stock options		870				870
Distribution to Class A common stockholder					(5,104)	(5,104)
Net liabilities assumed by Class A common stockholder		383				383
Dividends paid					(55,086)	(55,086)
Leverage buyout transaction	(9)	344,881				344,872
Tax benefit from stock options exercised		53,342				53,342

BALANCE—December 31, 2005 (Predecessor)	$—	$450,878	$—	$—	$137,546	$588,424

Issuance of 8,281,523 shares of common stock at par value in leverage buyout transaction on December 28, 2005 (Note 3)	83	588,341				588,424

BALANCE—December 31, 2005	$83	$588,341	$—	$—	$—	$588,424
Comprehensive income:
Net income					33,642	33,642
Change in unrealized gains on interest rate swaps, net of tax expense of $1,250 (Note 13)				1,938		1,938

Total comprehensive income						35,580
Share-based compensation		2,878				2,878
Exercise of stock options		35				35

BALANCE—December 31, 2006	$83	$591,254	$—	$1,938	$33,642	$626,917

Comprehensive income:
Net income					61,069	61,069
Change in unrealized losses on interest rate swaps, net of tax benefit of $5,573 (Note 13)				(8,450)		(8,450)

Total comprehensive income						52,619
Cumulative effect of change in accounting principle upon adoption of FIN 48, net of tax benefit of $2,101 (Notes 2 and 13)					(4,445)	(4,445)
Loans to stockholders (Note 20)			(1,242)			(1,242)
Tax benefit from stock options exercised		191				191
Exercise of stock options		52				52
Share-based compensation		2,160				2,160
Issuance of common stock for acquisitions (Note 3)	3	70,911				70,914

BALANCE—December 31, 2007	$86	$664,568	$(1,242)	$(6,512)	$90,266	$747,166

See accompanying notes to consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)

			Predecessor
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,069	$33,642	$43,089
Loss from discontinued operations	—	—	26,200

Income from continuing operations	61,069	33,642	69,289

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Benefits received from retention plans (Note 18)	8,293	—	—
Depreciation and amortization	78,748	65,348	17,854
Amortization of debt issuance costs	3,675	4,514	50
Loss on disposal of fixed assets	129	154	656
Share-based compensation	2,160	2,878	8,807
Tax benefit related to stock options exercised	—	—	53,342
Provision for bad debts	3,142	475	947
Deferred income tax provision	(21,320)	(19,404)	(2,045)
Impairment of goodwill	—	—	3,163
Other	561	(539)	(209)
Mortgage loans held for sale:
Originations of loans	(114,755)	(68,878)	(66,978)
Proceeds from sale of loans	120,193	65,947	70,379
Gain on sale of loans	(1,061)	(636)	(1,220)
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	(143,633)	(31,258)	37,697
Receivable from customers	(85,024)	(76,799)	(44,573)
Receivable from product sponsors, broker-dealers and clearing organizations	(52,508)	4,528	(26,952)
Receivable from others	(37,109)	(18,442)	(4,770)
Securities owned	(3,771)	(743)	(1,470)
Securities borrowed	3,648	(6,247)	(458)
Prepaid expenses	(7,255)	(3,906)	(573)
Other assets	1,830	1,577	(873)
Drafts payable	22,257	16,114	2,150
Payable to customers	112,103	99,468	45,224
Payable to broker-dealers and clearing organizations	17,570	11,666	(12,982)
Accrued commissions and advisory fees payable	16,442	15,753	8,815
Accounts payable and accrued liabilities	13,750	(19,109)	12,048
Income taxes payable/receivable	475	51,611	(56,838)
Unearned revenue	8,432	5,594	6,069
Securities sold but not yet purchased	2,031	5,918	1,446

Net cash provided by operating activities	10,072	139,226	117,995

(Continued)

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)

			Predecessor
	2007	2006	2005
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of existing cash balances of $78,382	$(88,689)	$—	$(2,020)
Capital expenditures	(71,294)	(23,038)	(19,424)
Proceeds from disposal of fixed assets	41	9	20,318
Purchase of other securities classified as held-to-maturity	(5,493)	(38,490)	(3,836)
Proceeds from maturity of other securities classified as held-to-maturity	5,604	31,114	3,100
Purchase of equity investment	(5,000)	—	—
Purchase of intangible assets	(3,444)	—	—
Proceeds from disposal of nonmarketable equity investments	—	—	112

Cash used in investing activities—continuing operations	(168,275)	(30,405)	(1,750)
Cash used in investing activities—discontinued operations	—	—	(9,050)

Net cash used in investing activities	(168,275)	(30,405)	(10,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	81,000	—	(25,049)
Repayment from bank loans	(16,000)	—	—
Repayment of senior credit facilities	(8,304)	(50,625)	—
Proceeds from senior credit facilities	50,000	50,000	—
Payment of debt issuance costs	(936)	(584)	(30,449)
Tax benefit related to stock options exercised	191	—	—
Loans to stockholders	(1,242)	—	—
Proceeds from stock options exercised	52	35	870
Proceeds from warehouse lines of credit	114,781	68,862	66,791
Repayment of warehouse lines of credit	(118,499)	(65,938)	(68,955)
Proceeds from issuance of senior notes for acquisition of LPL Holdings, Inc	—	—	1,345,000
Purchase of stock by LPL Investment Holdings, Inc	—	—	740,742
Repurchase of stock and stock appreciation rights related to leverage buyout transaction and related acquisition costs	—	—	(2,077,256)
Cash proceeds from selling stockholders for transaction costs	—	—	17,350
Dividends paid	—	—	(55,086)

Net cash provided by (used in) financing activities	101,043	1,750	(86,042)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(57,160)	110,571	21,153
CASH AND CASH EQUIVALENTS—Beginning of year	245,163	134,592	113,439

CASH AND CASH EQUIVALENTS—End of year	$188,003	$245,163	$134,592

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$124,382	$123,390	$998

Income taxes paid	$66,079	$10,578	$52,019

(Continued)

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)

			Predecessor
	2007	2006	2005
NONCASH DISCLOSURE:
Income taxes payable recorded as a cumulative effect of change in accounting principle upon the adoption of FIN 48 net of tax benefit of ($2,101) (Notes 2 and 13)	$(4,445)

Acquisitions:
Fair value of assets acquired	$322,057
Cash paid for common stock acquired	(167,071)
Common stock issued for acquisitions	(68,552)

Liabilities assumed (Note 3)	$86,434

Common stock issued to acquire intangible assets	$1,118

Common stock issued to satisfy accrued liability (Note 3)	$1,244

(Decrease) increase in unrealized (loss) gain on interest rate swaps, net of tax (benefit) expense of ($5,573) and $1,250 for the years ended December 31, 2007 and 2006 (Note 15)	$(8,450)	$1,938

Purchase accounting adjustment to goodwill (Note 3)		$3,395

Liabilities assumed by Class A common stockholder, recorded as a contribution in accompanying consolidated statements of stockholders' equity (Note 20)			$383

Step up in basis of assets due to Acquisition, net of deferred tax liability of $268,119 (Note 3)			$1,664,036

Loss on disposal of variable interest entity sold to Class A common stockholder, recorded as a distribution in the accompanying consolidated statements of stockholders' equity (Note 12)			$(4,693)

Loss on fixed assets sold to Class A common stockholder, recorded as a distribution in the accompanying consolidated statements of stockholders' Equity (Note 20)			$(411)

(Concluded)

See accompanying notes to consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF THE COMPANY

        LPL Investment Holdings Inc. ("LPLIH"), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the "Company") is a provider of brokerage, investment advisory, and infrastructure services to independent financial advisors and financial institutions who employ financial advisors (collectively referred to herein as "FAs"), in the United States of America. The Company provides access to a broad array of financial products and services for FAs, to market to their clients, as well as a technology and service platform to enable FAs to more efficiently operate their practices.

        On December 28, 2005, LPL Holdings, Inc. ("LPLH"), and its subsidiaries were acquired through a merger transaction with BD Acquisition Inc., a wholly owned subsidiary of LPLIH (previously named BD Investment Holdings, Inc.). LPLIH was formed by investment funds affiliated with TPG Partners IV, L.P., and Hellman & Friedman Capital Partners V, L.P. (collectively, the "Majority Holders"). The acquisition was accomplished through the merger of BD Acquisition, Inc. with and into LPLH, with LPLH being the surviving entity (the "Acquisition"). The Acquisition was financed by a combination of borrowings under the Company's new senior credit facilities, the issuance of senior unsecured subordinated notes, and direct and indirect equity investments from the Majority Holders, co-investors, management, and the Company's FAs.

        On January 2, 2007, the Company acquired all of the outstanding capital stock of UVEST Financial Services Group, Inc. ("UVEST"). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"), the acquisition has been accounted for under the purchase method of accounting. As a result, the accompanying consolidated financial statements and these notes include the balances of UVEST as of December 31, 2007 and the results of its operations, cash flows, and other activities for the period January 2, 2007 through December 31, 2007 (see Note 3).

        On June 20, 2007, the Company acquired from Pacific Life Insurance Company ("Pacific Life" or "seller") all the outstanding membership interests of Pacific Select Group, LLC and its wholly owned subsidiaries Mutual Service Corporation ("MSC"), Associated Financial Group, Inc. ("AFG"), and Waterstone Financial Group, Inc. ("WFG"). In connection with the acquisition, Pacific Select Group, LLC changed its name to LPL Independent Advisor Services Group LLC (collectively "IASG"). In accordance with SFAS 141, the acquisition has been accounted for under the purchase method of accounting. As a result, the accompanying consolidated financial statements and these notes include the balances of IASG as of December 31, 2007, and the results of its operations, cash flows, and other activities for the period June 21, 2007 through December 31, 2007 (see Note 3).

        On November 7, 2007, the Company acquired all of the outstanding capital stock of IFMG Securities, Inc., Independent Financial Marketing Group, Inc., and LSC Insurance Agency of Arizona, Inc. (collectively "IFMG") from Sun Life Financial Inc. and Sun Life Financial (U.S.) Holdings, Inc (collectively "Sun Life"). In accordance with SFAS 141, the acquisition has been accounted for under the purchase method of accounting. As a result, the accompanying consolidated financial statements and these notes include the balances of IFMG as of December 31, 2007, and the results of its operations, cash flows, and other activities for the period November 7, 2007 through December 31, 2007 (see Note 3).

        In conjunction with its acquisition of IFMG, the Company announced a plan (referred to herein as the "Shutdown Plan") to transfer the existing IFMG financial institutional relationships to its other broker-dealer subsidiaries, offer relocation and employment to certain employees, and terminate the

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remaining operations of IFMG within the next twelve months. Accounting for the acquisition and the subsequent Shutdown Plan are discussed further in Note 3.

        Description of Our Subsidiaries—LPLH, a Massachusetts holding corporation, owns 100% of the issued and outstanding common stock of LPL Financial Corporation ("LPL Financial", formally Linsco/Private Ledger Corp.), UVEST, IASG, Independent Advisers Group Corporation ("IAG"), Innovex Mortgage, Inc. ("Innovex"), and Linsco/Private Ledger Insurance Associates, Inc. ("LPL Insurance Associates"). LPLH is also the majority stockholder in Private Trust Company Holdings, Inc. ("PTCH"), and owns 100% of the issued and outstanding voting common stock. As required by the Office of the Comptroller of the Currency, members of the Board of Directors of PTCH own seven shares of nonvoting common stock in PTCH.

        LPL Financial, headquartered in Boston and San Diego, is a clearing broker-dealer registered with the Financial Industry Regulatory Authority ("FINRA") and the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934 and an investment adviser registered with the SEC pursuant to the Investment Advisers Act of 1940. LPL Financial is also registered as a Futures Commission Merchant with the Commodity Futures Trading Commission ("CFTC") and is a member of the National Futures Association. Additionally, LPL Financial is a Transfer Agent and a member of the Boston Stock Exchange.

        LPL Financial principally transacts business as an agent for FAs on behalf of customers in mutual funds, stocks, fixed income instruments, commodities, options, private and public partnerships, variable annuities, real estate investment trusts, and other investment products. LPL Financial is licensed to operate in all 50 states and Puerto Rico, and has an independent contractor sales force of approximately 8,100 registered FAs dispersed throughout the United States.

        UVEST, a North Carolina corporation, is an introducing broker-dealer registered with FINRA and the SEC pursuant to the Securities Exchange Act of 1934 and an investment adviser registered with the SEC pursuant to the Investment Advisers Act of 1940. UVEST provides independent, nonproprietary third-party brokerage services to more than 300 financial institutions. UVEST is licensed to operate in all 50 states and Puerto Rico, and has a sales force of approximately 800 registered FAs disbursed throughout the United States.

        IASG, a Delaware limited liability company, is a holding company for MSC, AFG, and WFG. MSC, a Michigan corporation, is an introducing broker-dealer registered with the SEC and FINRA. AFG, a California corporation, is a holding company of wholly owned subsidiaries; Associated Securities Corp. ("ASC"), an introducing broker-dealer and Associated Planners Investment Advisory, Inc., an investment advisor registered with the SEC pursuant to the Investment Advisers Act of 1940. WFG, an Illinois corporation, is an introducing broker-dealer registered with the SEC and FINRA. The IASG entities engage primarily in introducing brokerage and advisory transactions for mutual funds, stocks, fixed income instruments, variable annuities, and other insurance products to third-party clearing broker-dealers on behalf of FAs. The IASG entities have a consolidated sales force of approximately 1,800 registered FAs.

        Through IFMG Securities, a broker-dealer registered with FINRA and the SEC pursuant to the Securities Exchange Act of 1934 and an investment adviser registered with the SEC pursuant to the Investment Advisers Act of 1940, and its affiliated insurance agencies, IFMG provides financial institutions with brokerage and advisory services for mutual funds, securities, fixed and variable annuities and other insurance products. IFMG has a consolidated sales force of approximately 450 FAs.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        IAG is an investment adviser registered with the SEC pursuant to the Investment Advisers Act of 1940, which offers an investment advisory platform for customers of financial advisors working for other financial institutions.

        Innovex, which conducted real estate mortgage banking and brokerage activities, ceased operations on December 31, 2007 and is in the process of being dissolved. Innovex originated residential mortgage loans for customers of FAs who do business through its affiliate, LPL Financial, throughout the United States. Innovex performed underwriting, loan origination and funding for a variety of mortgage and home equity loan products to suit the needs of borrowers. Innovex's revenues were derived from the referral of loans to lenders and the origination and sale of residential real estate loans for placement in the secondary market. Innovex is a Housing and Urban Development ("HUD") approved Title II nonsupervised mortgagee.

        LPL Insurance Associates operates as a brokerage general agency for fixed insurance sales and services.

        PTCH is a holding company for The Private Trust Company, N.A. ("PTC"). PTC has been chartered as a national bank with limited trust powers since August 1995, providing a wide range of trust, investment management, and custodial services for estates and families. PTC also provides Individual Retirement Account custodial services for its affiliate, LPL Financial.

        Glenoak was a single-purpose limited liability company that previously operated under the Company by providing travel assistance and operations for executives of the Company and its affiliates. In addition, Glenoak engaged in the consultation on and strategic planning of various business ventures. In August 2005, Glenoak sold all of its assets and ceased operations (see Note 20).

        Through October 2005, the Company also held investments in affiliated companies named GPA Group, Inc. and Global Portfolio Advisors, Ltd. GPA Group, Inc. is a Delaware corporation that acts as a holding company for Global Portfolio Advisors, Ltd. (collectively, referred to as "GPA"), which controls subsidiary broker-dealer operations in Luxembourg and Japan, as well as technology development operations in Canada. In October 2005, the Company sold all of its interest in GPA to an entity controlled by the Company's controlling stockholder at that time (see Notes 7 and 12).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, intangible assets, allowance for doubtful accounts, valuation of stock compensation, accruals for liabilities and income taxes, revenue and expense accruals, and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ materially from those estimates.

        Predecessor Presentation—As discussed in Note 1, LPLH (the "Predecessor") was acquired by LPLIH through a leveraged merger transaction on December 28, 2005. Activities as of December 28, 2005 and for the periods prior are those of the Predecessor. However, as an accounting convenience and due to the immaterial amounts between the period December 28, 2005 and December 31, 2006, all operations and cash flows for calendar year 2005 have been presented in the Predecessor Company financials.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Consolidation—The Company consolidates all subsidiaries for which it has a controlling interest as defined by and in accordance with Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements ("ARB 51"). Additionally, beginning January 1, 2005, the Company began consolidating Variable Interest Entities ("VIEs") where it is the primary beneficiary in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB 51 as amended and restated ("FIN 46R").

        The consolidated financial statements of the Company include all of the accounts of LPLIH and its subsidiaries, as listed above, as well as the accounts of the Company's variable interest entities, GPA (see Note 7). As a result of the 2005 sale of the Company's interest in GPA, GPA is reflected as a discontinued operation in the accompanying consolidated financial statements (see Note 12).

        All intercompany balances and transactions have been eliminated in consolidation. The Company accounts for the ownership of non-voting common stock in PTCH as a minority interest. As of December 31, 2007, minority interest was $7,000 and is included in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition. The related minority interest expense is recorded in the accompanying consolidated statements of income. The effects of elimination of revenues and expenses due to intercompany transactions between the Company and the non-controlling interests in the VIEs are not attributable to the non-controlling interests in the VIEs.

        Comprehensive Income (Loss)—The Company's comprehensive income (loss) is composed of net income and the effective portion of the unrealized gains (losses) on financial derivatives in cash flow hedge relationships, net of related tax effects.

        Variable Interest Entities—As noted above, the Company adopted FIN 46R in 2005. FIN 46R provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interest, and results of activities of a variable-interest operating entity in its consolidated financial statements.

        In general, a VIE is a corporation, partnership, limited liability company, trusts, or any other legal entity used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make sufficient decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or right to receive returns generated by its operations.

        FIN 46R requires a VIE to be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs the majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary must initially record all of the VIE's assets, liabilities, and non-controlling interests at fair value (carrying value if under common control as the primary beneficiary) and subsequently account for the VIE as if it were consolidated based upon the majority voting interests. FIN 46R also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

        In accordance with the transition provisions of FIN 46R, the assets, liabilities, and non-controlling interests of the newly consolidated VIE (see Note 7) were initially recorded at the amounts at which they would have been carried in the consolidated financial statements if FIN 46R had been effective when the Company met the conditions to be the primary beneficiary of the VIE. The adoption of FIN 46R resulted in a cumulative effect of an accounting change as of January 1, 2005, which is

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included in discontinued operations in the accompanying consolidated statements of income (see Note 12).

        Cash and Cash Equivalents—Cash and cash equivalents are composed of interest and noninterest-bearing deposits, money market funds, and U.S. government obligations that meet the definition of a cash equivalent. Cash equivalents are highly liquid investments, with original maturities of less than 90 days, that are not required to be segregated under federal or other regulations.

        Cash and Securities Segregated Under Federal and Other Regulations—Certain subsidiaries of the Company are subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its customers in accordance with SEC Rule 15c3-3 and other regulations. At December 31, 2007 and December 31, 2006, the Company had $195.81 million and $52.18 million, respectively, in cash and securities segregated in special reserve bank accounts for the benefit of customers.

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

        To the extent that margin loans and other receivables from customers are not fully collateralized by customer securities, management establishes an allowance that it believes is sufficient to cover any probable losses. When establishing this allowance, management considers a number of factors, including its ability to collect from the customer and/or the customer's FA and the Company's historical experience in collecting on such transactions.

        The following schedule reflects the Company's activity in providing for an allowance for uncollectible amounts due from customers for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Beginning balance—January 1	$202	$123
Provision	327	79

Ending balance—December 31	$529	$202

        Receivable From Product Sponsors, Broker-Dealers, and Clearing Organizations—Receivable from product sponsors, broker-dealers, and clearing organizations primarily consists of commission and transaction-related receivables.

        Receivable From Others—Receivable from others primarily consists of other accrued fees from product sponsors and financial advisors. The Company periodically extends credit to its FAs in the form of recruiting loans, commission advances, and other loans. The decisions to extend credit to FAs are generally based on either the FAs credit history, their ability to generate future commissions, or both. Management maintains an allowance for uncollectible amounts using an aging analysis that takes into account the FAs registration status and the specific type of receivable. The aging thresholds and specific percentages used represent management's best estimates of probable losses. Management monitors the adequacy of these estimates through periodic evaluations against actual trends experienced.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following schedule reflects the Company's activity in providing for an allowance for uncollectible amounts due from others for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Beginning balance—January 1	$2,590	$2,529
Provision	2,815	396
Charge-offs—net of recoveries	(139)	(335)

Ending balance—December 31	$5,266	$2,590

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

        Securities Borrowed and Loaned—Securities borrowed and securities loaned are accounted for as collateralized financings and are recorded at the amount of the cash provided for securities borrowed transactions and cash received for securities loaned (generally in excess of market values). The adequacy of the collateral deposited for securities borrowed is continuously monitored and adjusted when considered necessary to minimize the risk associated with this activity. At December 31, 2007 and December 31, 2006, the Company had $9.04 million and $12.69 million, respectively, in securities borrowed. The collateral received for securities loaned is generally cash and is adjusted daily through the Depository Trust Company's ("DTC") net settlement process, and securities loaned is included in payable to broker-dealers and clearing organizations in the consolidated statements of financial condition. Securities loaned generally represent customer securities that can be pledged under standard margin loan agreements. At December 31, 2007 and December 31, 2006, the Company had $23.32 million and $14.88 million, respectively, of pledged securities loaned under the DTC Stock Borrow Program.

        Equity Investment—The Company's equity investment is accounted for under the equity method when it exerts significant influence and ownership does not exceed 50% of the common stock. In accordance with Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock ("APB 18"), the Company records the investment at cost in the consolidated statements of financial condition and adjusts the carrying amount of the investment to recognize its share of earnings or losses while recording such earnings or losses within the consolidated statements of income. The Company has a commercial relationship with its investee in the normal course of business, and made payments for services rendered of $1.18 million and $345,000, respectively, during the years ended December 31, 2007 and 2006.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Mortgage Loans Held for Sale—Through its mortgage affiliate Innovex, the Company originated residential mortgage loans through a warehouse line of credit facility or as a broker for other banks. The Company ceased the operations of Innovex on December 31, 2007, and is in the process of dissolving the entity.

        Prior to this date, mortgage loans held for sale were carried at the lower of aggregate cost or fair value and were sold on a nonrecourse basis with certain representations and warranties. Fair value was determined by outstanding commitments from investors. The Company evaluated the need for market valuation reserves on mortgage loans held for sale based on a number of quantitative and qualitative factors, primarily changes in interest rates and collateral values. The Company sold all mortgage loans that it originated.

        The Company had an agreement with certain third-party financial institutions for them to purchase loans originated by the Company, as long as such loans met certain criteria, generally within 30 days from funding. Loan origination and processing fees and certain direct origination costs were deferred until the related loan was sold.

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

        Goodwill—Goodwill represents the cost of acquired companies in excess of the fair value of net tangible assets acquired at the acquisition date. In accordance with SFAS No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, goodwill is not amortized, but tested annually for impairment (in

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December), or more frequently if certain events having a material impact on the Company's value occur. For the years ended December 31, 2007 and 2006, changes in goodwill by segment were as follows (in thousands):

	Advisor Services	Other	Total Operating Segments	Corporate and Unallocated	Consolidated Total
Balance at December 28, 2005 (Predecessor)	$421	$2,441	$2,862	$363	$3,225
Acquisition of LPLH (Note 3)	—	—	—	1,242,539	1,242,539

Balance at December 31, 2005 (Successor)	421	2,441	2,862	1,242,902	1,245,764
Acquisition adjustment for LPLH (Note 3)	—	—	—	3,395	3,395

Balance at December 31, 2006	421	2,441	2,862	1,246,297	1,249,159
Acquisition of UVEST (Note 3)	27,406	—	27,406	—	27,406
Acquisition of IASG (Note 3)	11,304	—	11,304	—	11,304
Adjustment related to expiring tax statute (Note 3)	(113)	—	(113)	—	(113)

Balance at December 31, 2007	$39,018	$2,441	$41,459	$1,246,297	$1,287,756

        Intangible Assets—Intangible assets, which consist of relationships with FAs, product sponsors and trust clients are amortized on a straight-line basis over their estimated useful lives. The Company evaluates the remaining useful lives of intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. Intangible assets are also tested for potential impairment whenever events or changes in circumstances suggest that an asset's or asset group's carrying value may not be fully recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the estimated fair value is less than the corresponding carrying value. No impairment occurred for the years ended December 31, 2007, 2006 and 2005.

        Trademarks and Trade Names—The Company's business is highly dependent on its FAs, and, as a result, expenditures are regularly made to market the Company's trademarks and trade names to them. The Company's primary trademarks and trade names were determined to have an indefinite life, and will be tested for potential impairment annually or whenever events or changes in circumstances suggest that the carrying value of such asset may not be fully recoverable in accordance with SFAS 142. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the estimated fair value is less than the corresponding carrying value. Trademarks and trade names of certain acquired subsidiaries (representing $2.76 million) were determined to have finite lives and are being amortized over their expected useful lives of 18 months to five years. No impairment occurred for the years ended December 31, 2007, 2006 and 2005.

        Classification and Valuation of Certain Investments—The classification of an investment determines its accounting treatment. The Company generally classifies its investments in debt and equity instruments (including mutual funds, annuities, corporate bonds, government bonds, and municipal bonds) as trading securities, except for government bonds held by PTCH, which are classified as held-to-maturity based on management's intent. The Company has not classified any investments as available-for-sale. Investment classifications are subject to ongoing review and can change. Securities classified as trading are carried at fair value, while securities classified as held-to-maturity are carried at

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cost or amortized cost. When possible, the fair value of securities is determined by obtaining quoted market prices. The Company also makes estimates about the fair value of investments and the timing for recognizing losses based on market conditions and other factors. If its estimates change, the Company may recognize additional losses. Both unrealized and realized gains and losses on trading securities are recognized in other revenue on a net basis in the consolidated statements of income.

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

        Legal Reserves—The Company records reserves for legal proceedings in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors, including, but not limited to, the amount of the claim, the amount of the loss in the customer's account, the basis and validity of the claim, the possibility of wrongdoing on the part of an FA, likely insurance coverage, previous results in similar cases, and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded as professional services in the accompanying consolidated statements of income.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

positions, and newly enacted statutory, judicial, and regulatory guidance. These changes, when they occur, affect accrued taxes and can be material to the Company's operating results for any particular reporting period.

        Additionally, the Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. The Company is required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company's subjective assumptions and judgments can materially affect amounts recognized in the consolidated statements of financial condition and statements of income. See Note 13 for additional detail regarding the Company's uncertain tax positions.

  Revenue Recognition Policies:

        Commissions—The Company records commissions received from mutual funds, annuity, insurance, equity, fixed income, direct investment, option, and commodity transactions on a trade-date basis. Commissions also include mutual fund and variable annuity trails, which are recognized as earned as a percentage of assets under management over the period for which services are performed. Due to the significant volume of mutual fund and variable annuity purchases and sales transacted by FAs directly with product manufacturers, management must estimate a portion of its upfront commission and trail revenues for each accounting period for which the proceeds have not yet been received. These estimates are based on a number of factors, but primarily on the volume of similar transactions for the same period for which cash has been received. Because the Company records commissions payable based upon standard payout ratios for each product as it accrues for commission revenue, any adjustment between actual and estimated commission revenue will be offset in part by the corresponding adjustment to commission expense.

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

        Transaction and Other Fees—The Company charges transaction fees for executing noncommissionable transactions on customer accounts. Transaction-related charges are recognized on a trade-date basis. Other fees relate to services provided and other account charges generally outlined in the Company's agreements with its FAs and customers. Such fees are recognized as services are performed or as earned, as applicable. In addition, the Company offers various software- related products which it charges on a subscription basis. Fees are recognized over the subscription period.

        Interest Income—The Company earns interest income from its cash equivalents and customer margin balances. On December 31, 2007, the Company ceased the operations of its mortgage affiliate Innovex. Prior to this date, the Company also earned interest income on its mortgage loans held for sale.

        Gain on Sale of Mortgage Loans Held for Sale—The Company, through its mortgage affiliate Innovex, recognized gains on the sale of mortgage loans held for sale on the date of settlement. On

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, Innovex ceased operations. Prior to this date, a gain was recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold, including deferred loan origination fees and certain direct origination costs. All loans were sold on a servicing-released basis (i.e. the Company did not service the loans after they were sold, and it sold all loans before the first payment was made). Loans were accounted for as sold when control of the mortgage loans was surrendered. Control over mortgage loans was deemed to be surrendered when (i) the mortgage loans were isolated from the Company, (ii) the buyer had the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the loans, and (iii) the Company did not maintain effective control of the mortgage loans through either (a) an agreement that entitled and obligated the Company to repurchase or redeem the mortgage loans before maturity or (b) the ability to unilaterally cause the buyer to return specific mortgage loans.

        Compensation and Benefits—The Company records compensation and benefits for all cash and deferred compensation, benefits, and related taxes as earned by its employees. Compensation and benefits expense also includes fees earned by temporary employees and contractors who perform similar services to those performed by the Company's employees, primarily software development and project management activities. Temporary employee and contractor services of $25.44 million, $14.57 million, and $12.44 million were incurred during the years ended December 31, 2007, 2006, and 2005, respectively.

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

        The Company recognized $1.40 million, $2.85 million, and $0 of share based compensation for the years ended December 31, 2007, 2006, and 2005, respectively, under APB 25 related to the vesting of stock options awarded to employees prior to January 1, 2006. As of December 31, 2007, stock options previously awarded under APB 25 are fully vested.

        The Company also recognized $758,000, $24,000, and $0 of share-based compensation under SFAS 123R related to stock options awarded to employees for the years ended December 31, 2007, 2006, and 2005, respectively. As of December 31, 2007, total unrecognized compensation cost related to nonvested share-based compensation arrangements granted was $7.59 million, which is expected to be recognized over a weighted-average period of 5.95 years. Under SFAS 123R, the Company calculates the compensation cost for stock options based on its estimated fair value. As there are no observable market prices for identical or similar instruments, the Company estimates fair value using a Black-Scholes valuation model. The following table presents the weighted-average assumptions used by the

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company in calculating the fair value of stock options with the Black-Scholes valuation model with the following assumptions for the years ended December 31, 2007, 2006, and 2005:

	Year ended December 31,
			Predecessor
	2007	2006	2005
Expected life (in years)	6.50	6.53	10.00
Expected stock price volatility	31.08%	34.09%	—%
Expected dividend yield	—	—	3.90%
Annualized forfeiture rate(1)	1.00%	0.27%	N/A
Fair value of options	$98.63	$80.37	$1.14
Risk-free interest rate	4.93%	5.23%	4.11%

    (1)
    An estimated forfeiture rate was not used, and was not required prior to the adoption of SFAS 123R.

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

        The Company has assumed an annualized forfeiture rate of 1.00% for its options based on a combined review of industry and employee turnover data, as well as an analytical review performed of historical prevesting forfeitures occurring over the previous year. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

        Income Taxes—In preparing the financial statements, the Company estimates the income tax expense based on the various jurisdictions where the Company conducts business. Changes in the estimate of these taxes occur periodically due to changes in the tax rates, changes in the business operations, implementation of tax planning strategies, resolution with taxing authorities of issues where the Company had previously taken certain tax positions, and newly enacted statutory, judicial, and regulatory guidance. These changes, when they occur, affect accrued taxes and can be material to the Company's operating results for any particular reporting period.

        The Company adopted FIN 48 at the beginning of fiscal year 2007. As a result of the implementation of FIN 48, the Company recorded an additional reserve for uncertain tax positions in the amount of $4.45 million, net of an income tax benefit received of $2.10 million. This charge was accounted for as a cumulative effect of change in accounting principle, recorded directly to the

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company's retained earnings. See Note 13 for additional detail regarding the Company's uncertain tax positions.

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

        Recently Issued Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which is effective for fiscal years beginning after November 15, 2007. SFAS 157 establishes a definition of fair value, the methods used to measure fair value, and expanded disclosures about fair value measurements, which is expected to result in increased consistency and comparability in fair value measurements and disclosures. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Position No. FAS 157-1 and No. FAS 157-2, which scope out the lease classification measurements under SFAS No. 13, Accounting for Leases, from SFAS 157 and delays the effective date on SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS 157 are not expected to have a material impact on the Company's consolidated statements of financial condition, income, or cash flows, however, additional disclosures will be required.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). This standard permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on the Company's consolidated statements of financial condition, income, and cash flows.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, ("SFAS 141R"). SFAS 141R establishes principles and requirements in a business combination for how the acquirer: recognizes and measures in the Company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consideration (e.g., by contract alone or through the lapse of minority veto rights). SFAS 141R applies prospectively to business combinations for which the acquisition date occurs on or after December 1, 2009. The Company is currently evaluating the impact that the adoption of SFAS 141R will have on its consolidated statements of financial condition, income, and cash flows.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption of SFAS 160 is not permitted. The Company is currently evaluating the impact, if any, that the adoption of SFAS 160 will have on its consolidated statements of financial condition, income, and cash flows.

3. ACQUISITIONS (SPLIT ADJUSTED)

  LPLH

        In order to provide liquidity to the former stockholders, as discussed in Note 1, the Company completed an acquisition of LPLH on December 28, 2005, which was financed by a combination of borrowings under the Company's new senior credit facilities, the issuance of senior unsecured subordinated notes, and direct and indirect equity investments from the Majority Holders, co-investors, management, and the Company's FAs (see Note 14 for a description of the Company's indebtedness).

        The Company refers to the above transactions, the Acquisition, and the payment of any costs related to these transactions collectively herein as the "Transactions."

        Leveraged Buyout Accounting—The Transactions are accounted for as a business combination in accordance with SFAS 141, and the consensuses reached by the Emerging Issues Task Force ("EITF") in Issue No. 88-16, Basis in Leveraged Buyout Transactions, and No. 90-12, Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16 ("EITF 88-16"). In accordance with EITF 88-16, the Company recorded a change in basis. Accordingly, the retained interest of certain continuing stockholders was recorded at the Predecessor basis (representing 18.0% of the Predecessor net assets). The remainder of the investment in the assets and liabilities acquired were recorded at the new owner's relative ownership percentage of the fair value of those assets at the time of the Acquisition. At December 31, 2006 and 2005, 88.6% of the Company's voting common stock is held by new owners.

        During 2006, after the finalization of the Company's 2005 income tax returns, the Company identified and posted a change in estimate to its tax accounts resulting in an adjustment needed to revise the accounting basis allocated to income taxes receivable during the Acquisition.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The original 2005 basis adjustments, the true-up, and the 2006 adjusted amounts are as follows (in thousands):

	Recorded at 12/31/2005	Adjustments	As Adjusted 12/31/2006
Step-up in basis of assets and liabilities resulting from the Transactions:
Internally developed software	$85,577	$—	$85,577
Income taxes receivable	—	(3,395)	(3,395)
Land	4,375		4,375
Trademark and tradename	39,819		39,819
Intangible assets:
Relationships with financial advisors	354,721		354,721
Relationships with product sponsors	202,999		202,999
Relationships with trust clients	1,762		1,762
Goodwill	1,242,902	3,395	1,246,297
Deferred tax liability	(268,119)		(268,119)

Step-up in basis of assets due to Transactions	1,664,036	—	1,664,036

Cash contribution from Sponsors	740,742		740,742
Redemption of stock and stock appreciation rights	(2,069,588)		(2,069,588)
Contribution from selling stockholders toward seller's costs in Transactions	17,350		17,350
Direct acquisition costs capitalized as goodwill	(7,668)		(7,668)

Total basis adjustment	$344,872	$—	$344,872

        The sources and uses of funds in connection with the Transactions are summarized below (in thousands):

Sources of funds:
Senior secured Tranche A term loan due December 28, 2006	$45,000
Senior secured Tranche B term loan due June 28, 2013	750,000
Senior subordinated notes due December 15, 2015	550,000
Cash on hand used to fund the Transactions	39,153
Direct equity contribution—cash	740,742
Non-cash Equity contribution—management options rollover (net of aggregate exercise price) and unvested stock bonus plan for financial advisors	359,203

Total sources of funds	$2,484,098

Uses of funds:
Consideration paid to stockholders and holders of stock appreciation rights	$2,069,588
Non-cash Equity consideration (equity rollover)	359,203
Transaction costs	55,307

Total uses of funds	$2,484,098

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Costs of the Transactions—For the year ended December 31, 2005, the Company incurred $55.31 million in costs to vendors and service providers as a result of the Transactions. These costs consisted of accounting, investment banking, legal, and other direct costs associated with the Transactions. Of these costs, $30.45 million and $7.67 million were capitalized as debt issuance costs and direct acquisition costs, respectively. Debt issuance costs are recorded in the accompanying consolidated statements of financial condition, and are amortized through interest expense using the effective interest method over the lives of the corresponding debt. Direct acquisition costs are treated as part of the purchase price, resulting in additional goodwill. The remaining $17.24 million in costs did not qualify for capitalization and have been recorded as professional fees and other expenses in the accompanying consolidated statements of income. In addition to these costs, the Company recorded additional compensation charges of $20.90 million; $5.10 million related to the accelerated vesting of stock options and $15.80 million related to the settlement of stock appreciation rights (see Note 18).

        The Company has completed four acquisitions during the period January 1, 2007 through December 31, 2007:

  UVEST

        On January 2, 2007, the Company completed its acquisition of UVEST, augmenting the Company's position in providing services to banks, credit unions, and other financial institutions. In accordance with SFAS 141, the acquisition has been accounted for under the purchase method of accounting, which required the purchase price of approximately $89.45 million ($78.04 million in cash and the issuance of 603,660 shares of common stock at an estimated fair value of $18.90 per share) to be allocated to the specific tangible and intangible assets acquired and liabilities assumed based on their fair market values at the date of acquisition.

        The purchase price was allocated as follows (in thousands):

Assets purchased and liabilities assumed:
Cash	$14,114
Accounts receivable	7,039
Fixed assets	5,094
Goodwill	27,406
Intangibles	54,312
Trademark and trade name	457
Prepaids	380
Other assets	1,607
Accounts payable and accrued liabilities	(20,958)

Total purchase price	$89,451

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As a result of the acquisition, goodwill in the amount of $27.41 million was created for the excess purchase price over the value of assets and liabilities assumed. In accordance with SFAS 142, goodwill will not be amortized, but reviewed at least annually for impairment.

        The acquisition was treated as a purchase of assets and liabilities for federal tax purposes. Accordingly, the amounts allocated to goodwill of $27.41 million, intangible assets of $54.31 million, and trademark and trade name of $457,000 are deductible for federal tax purposes over a 15-year period.

        Immediately following the acquisition, the Company satisfied certain obligations under a phantom stock plan for UVEST employees by issuing 65,820 shares of common stock at an estimated fair value of $18.90 per share.

  IASG

        On June 20, 2007, the Company acquired IASG, strengthening the Company's position as a leading independent broker-dealer in the United States. In accordance with SFAS 141, the acquisition has been accounted for under the purchase method of accounting, which required the purchase price, estimated to be approximately $120.48 million ($63.34 million in cash and the issuance of 2,645,500 shares of common stock with an estimated fair value of $21.60 per share) to be allocated to the specific tangible and intangible assets acquired and liabilities assumed based on their fair market values at the date of acquisition. The preliminary purchase price allocations are subject to adjustment as additional information is obtained.

        The purchase price was allocated as follows (in thousands):

Assets purchased and liabilities assumed:
Cash	$38,253
Receivables	10,790
Investments	1,681
Fixed assets	1,960
Goodwill	11,304
Intangibles	67,100
Trademarks and trade names	2,300
Prepaids	2,022
Other assets	20,341
Accounts payable and accrued liabilities	(35,272)

Total purchase price	$120,479

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

        The excess of the aggregate purchase price over the value of assets and liabilities assumed resulted in goodwill of $11.30 million. In accordance with SFAS 142, goodwill will not be amortized, but reviewed at least annually for impairment.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The acquisition was treated as a purchase of assets and liabilities for federal tax purposes. Accordingly, the amounts allocated to goodwill of $11.30 million, intangible assets of $67.10 million, and trademarks and trade names of $2.30 million are deductible for federal tax purposes over a 15-year period.

        Subsequent to the purchase, the Company settled an outstanding state tax audit. This settlement, which was favorable to the Company, resulted in a $113,000 reduction to goodwill.

  IFMG

        On November 7, 2007, the Company completed the acquisition of IFMG, which was performed solely for the purpose of transferring IFMG's relationships with financial institution clients to other broker-dealers of LPLH. The acquisition has been accounted for in conjunction with SFAS 141 under the purchase method of accounting, with certain liabilities recognized for the Shutdown Plan in accordance with EITF Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Initial purchase consideration of $25.69 million was allocated to the specific tangible and intangible assets acquired and liabilities assumed based on their fair market values at the date of acquisition. In addition to the initial purchase price, the acquisition provides for post-closing payments over the next two years of approximately $5.00 million, based on the successful recruitment and retention of certain customer relationships. The preliminary purchase price allocations are subject to adjustment as additional information is obtained.

        The purchase price was allocated as follows (in thousands):

Assets purchased and liabilities assumed:
Cash	$26,015
Receivables	10,950
Fixed assets	713
Intangibles	15,334
Prepaids	142
Other assets	2,743
Accounts payable and accrued liabilities	(30,204)

Total purchase price	$25,693

        As part of the purchase price allocation, the Company estimated the value of intangible assets for relationships with financial advisors and product sponsors. The value assigned to these relationships was $15.33 million, which will be amortized on a straight-line basis over their expected useful lives of 10 years.

        The acquisition was treated as a purchase of assets and liabilities for federal tax purposes. Accordingly, the amounts allocated to intangible assets of $15.33 million are deductible for federal tax purposes over a 15-year period.

        The Company has recorded an asset for the economic benefit of $1.50 million representing estimated value of payments to be made to certain employees under a retention plan of Sun Life, which is included in other assets in the accompanying consolidated statements of financial condition. The contractual asset is amortized on a straight-line basis through August 31, 2008, the expected date of payment. Additionally, on the date of acquisition, the Company created a retention plan for IFMG employees not covered by Sun Life's retention plan. The Company records an accrued liability for the retention plan as services are performed, which is included in accounts payable and accrued liabilities

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in the accompanying consolidated statements of financial condition. For the period ending December 31, 2007, the Company recorded $263,000 of compensation expense for retention benefits received under both plans, which is included in compensation and benefits in the accompanying consolidated statements of income, and anticipates recording $1.24 million of additional compensation during 2008 as these services are provided.

  Asset Acquisitions

        On May 9, 2007 and August 9, 2007, LPLH and its parent, LPLIH, entered into Institutional Transfer Agreements with multiple institutions, resulting in the transfer of institutional relationships to its broker-dealer subsidiaries. As consideration for these relationships, the Company paid $3.44 million in cash and issued 43,860 shares of common stock valued at $25.50 per share. The Company has recorded intangible assets for the value of these relationships and is currently evaluating the estimated useful lives, the period over which it will amortize such amounts.

  Pro forma disclosure of aforementioned acquisitions

        The following pro forma table shows the results of the Company's operations for the specified reporting periods as though the aforementioned acquisitions had occurred as of the beginning of those periods (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenue	$3,097,076	$2,389,373	$1,407,296
Net Income (Loss)	$41,266	$13,266	$(65,390)

        The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of the periods presented, or the results that may occur in the future.

4. EQUITY INVESTMENT

        On May 11, 2007, the Company acquired for $5.00 million, an approximate 22.6% ownership interest in a privately held technology company that provides middleware solutions and straight-through processing for the life insurance and annuities industry. This investment provides the Company with a strategic ownership interest in one of its vendors that provides technology for variable annuity order entry and monitoring. This investment is classified as other assets in the consolidated statements of financial condition and the Company's share of gains and losses are included in other expense in the consolidated statements of income in accordance with APB 18.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. RECEIVABLE FROM PRODUCT SPONSORS, BROKER-DEALERS, AND CLEARING ORGANIZATIONS AND PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS

        Receivable from product sponsors, broker-dealers, and clearing organizations and payable to broker-dealers and clearing organizations were as follows (in thousands):

	December 31,
	2007	2006
Receivables:
Securities failed-to-deliver	$5,678	$3,407
Receivable from broker-dealers	12,872	12,413
Receivable from clearing organizations	38,594	7,853
Commissions receivable from product sponsors and others	103,009	66,033

Total receivables	$160,153	$89,706

Payables:
Securities failed-to-receive	$11,247	$6,628
Payable to broker-dealers	224	296
Payable to clearing organizations	8,971	8,547
Securities loaned	27,483	14,883

Total payables	$47,925	$30,354

        Securities loaned represent amounts due to DTC for collateral received in participation with its Stock Borrow Program.

        LPL Financial clears commodities transactions for its customers through another broker-dealer on a fully disclosed basis. The amount payable to broker-dealers relates to the aforementioned transactions and is collateralized by securities owned by LPL Financial.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. SECURITIES OWNED AND SECURITIES SOLD BUT NOT YET PURCHASED

        The components of securities owned and securities sold but not yet purchased were as follows (in thousands):

	December 31,
	2007	2006
Securities owned—market value:
Mutual funds	$9,510	$6,149
U.S. government obligations (pledged to clearing organizations)	2,769	2,643
Nonconvertible bonds	1,817	—
Stocks and warrants	621	444
Variable annuities	234	227
Money market funds	154	61

Total securities owned—market value	$15,105	$9,524

Other securities:
U.S. government notes—at amortized cost	$10,242	$10,242
Federal Reserve stock—at cost	390	393

Total other securities	$10,632	$10,635

Securities sold but not yet purchased—market value:
Mutual funds	$12,470	$10,578
Stocks and warrants	354	218
Non-convertible bonds	13	10

Total securities sold but not yet purchased—market value	$12,837	$10,806

        The carrying values of the U.S. government notes classified as held-to-maturity approximates their market values. As of December 31, 2007, the components of U.S. government notes classified as held-to-maturity were as follows (in thousands):

	Carrying Values	Interest Rate	Year of Maturity
U.S. Treasury notes	$7,557	3.25%-4.875%	2008
U.S. Treasury notes	2,685	3.00%-3.875%	2009

Total U.S. Treasury Notes	$10,242

7. CONSOLIDATION OF VARIABLE INTEREST ENTITY

        On January 1, 2005, the Company adopted FIN 46R and determined that its investment in the nonvoting preferred stock of GPA qualified as a VIE. At that time, the Company's primary stockholder held the voting common stock of both LPLH and GPA. In evaluating FIN 46R, the Company determined that GPA did not have sufficient "equity at risk" as defined under the rule, and as a result of the common ownership of the Company and GPA, and the Company's historical practice of providing the majority of GPA's financing, the Company determined that it was the primary beneficiary of GPA. Consequently, the Company consolidated the operations of GPA in its 2005 consolidated

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial statements. Upon adoption of FIN 46R, the Company recorded a loss from cumulative change in accounting principle of $12.91 million and net assets of $12.18 million.

        On October 27, 2005, the Company sold all of its interest in GPA. GPA's losses for the period January 1, 2005 through October 27, 2005, have been reported as discontinued operations (see Note 12).

8. MORTGAGE LOANS HELD FOR SALE

        The Company ceased the operations of its mortgage affiliate Innovex on December 31, 2007. Prior to this date, mortgage loans held for sale consisted of first deed mortgages located throughout the United States, but primarily in California. The Company had no second deeds of trust held for sale. The loans held for sale were pledged as collateral for the warehouse lines of credit described in Note 16. The following schedule summarizes the components of mortgage loans held for sale (in thousands):

	December 31,
	2007	2006
Mortgage loans held for sale	$—	$4,395
Net deferred loan origination fees	—	(18)
Basis adjustment from interest rate lock loan commitment	—	(15)

Mortgage loans held for sale—net	$—	$4,362

9. FIXED ASSETS

        The components of fixed assets are as follows (in thousands):

	December 31,
	2007	2006
Internally developed software	$165,201	$128,698
Computers and software	73,414	44,995
Leasehold improvements	25,049	18,175
Furniture and equipment	16,572	13,885
Property	6,572	6,572

Total fixed assets	286,808	212,325
Accumulated depreciation and amortization	(130,011)	(90,731)

Fixed assets—net	$156,797	$121,594

        Depreciation and amortization expense for fixed assets was $43.69 million, $36.04 million, and $15.99 million for the years ended December 31, 2007, 2006, and 2005, respectively.

10. INTANGIBLE ASSETS

        In conjunction with various business combinations, the Company recorded intangible assets representing lists and relationships with FAs, product sponsors, and trust clients. Identifiable intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable in accordance with SFAS 144. These intangible assets are amortized on a straight-line basis over their estimated economic useful lives

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ranging from five to 20 years. Total amortization expense of intangible assets was $34.47 million, $29.30 million, and $1.86 million for the years ended December 31, 2007, 2006, and 2005, respectively.

        At December 31, 2007, intangible assets are as follows (in thousands):

	Gross carrying amount	Accumulated amortization	Net carrying value
Advisor relationships	$471,551	$(43,650)	$427,901
Product sponsor relationships	233,663	(21,668)	211,995
Trust clients relationships	2,630	(389)	2,241

Total	$707,844	$(65,707)	$642,137

        Amortization expense for each of the fiscal years ended December 2008 through 2012 and thereafter is estimated as follows (in thousands):

2008	$38,115
2009	37,647
2010	36,829
2011	36,829
2012	36,538
Thereafter	456,179

Total	$642,137

11. TRADEMARKS AND TRADE NAMES

        The Company is highly dependent on the revenues generated from its good standing relationships with its FAs and product sponsors. In connection with its various business combinations, the Company has assigned value to the trademarks and trade names acquired. The Company's primary trademarks and trade names were determined to have an indefinite life, and will be tested for potential impairment annually or whenever events or changes in circumstances suggest that the carrying value of such asset may not be fully recoverable in accordance with SFAS 142. Trademarks and trade names of acquired subsidiaries (representing $2.76 million) were determined to have finite lives. These trademarks and trade names are amortized on a straight-line basis over their estimated economic useful lives of 18 months to five years. Total amortization expense of trademarks and trade names was $590,000 for the year ended December 31, 2007.

        Amortization expense for each of the fiscal years ended December 2008 through 2012 and thereafter is estimated as follows (in thousands):

2008	$692
2009	540
2010	434
2011	340
2012	161

Total	$2,167

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. DISCONTINUED OPERATIONS

        Sale of GPA Entities—On October 27, 2005, the Company completed the sale of all of its interest in GPA (an entity controlled by the Company's controlling stockholder at that time) to GPA Investments, LLC, an entity under common control of the Company's controlling stockholder for $10.00. Because of the related-party nature of the transaction, the loss on disposal of $4.69 million is presented as a distribution to stockholder in the accompanying consolidated statements of stockholders' equity.

        Discontinued Operations—As a result of the disposal, the historical operations of GPA for the year ended December 31, 2005 have been classified as discontinued operations. GPA's operations and cash flows for the year ended December 31, 2005 have been separately reported in the accompanying consolidated financial statements and are summarized below (in thousands):

Loss from discontinued operations:
Loss from cumulative effect of change in accounting	$12,909
Loss from operations of GPA	13,291

Loss from discontinued operations	$26,200

Disposal (distribution to stockholder)	$4,693

13. INCOME TAXES

        The Company's provision (benefit) for income taxes is as follows (in thousands):

	Year ended December 31,
			Predecessor
	2007	2006	2005
Current provision:
Federal	$58,123	$33,380	$41,277
State	9,961	7,248	7,229

Total current provision	68,084	40,628	48,506

Deferred benefit:
Federal	(18,151)	(19,473)	(2,148)
State	(3,169)	69	103

Total deferred benefit	(21,320)	(19,404)	(2,045)

Provision for income taxes	$46,764	$21,224	$46,461

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The principal items accounting for the differences in income taxes computed at the U.S. statutory rate (35%) and the effective income tax rate comprise the following (in thousands):

	Year ended December 31,
			Predecessor
	2007	2006	2005
Taxes computed at statutory rate	$37,742	$19,203	$40,513
State income taxes—net of federal benefit	4,415	4,755	4,766
Nondeductible expenses	1,404	488	1,832
Research and development credits	(677)	(390)	(180)
Share-based compensation	285	207	(574)
Transaction costs	—	(823)	2,159
Tax contingencies	3,941	(2,160)	(2,000)
Other	(346)	(56)	(55)

Provision for income taxes	$46,764	$21,224	$46,461

        The components of the net deferred tax liabilities included in the consolidated statements of financial condition were as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
State taxes	$19,242	$15,627
Share-based compensation	4,215	3,665
Reserves for litigation, vacation, and bonuses	6,794	2,590
Deferred rent	3,474	2,591
Provision for bad debts	2,428	1,159
Unrealized loss on interest rate swaps	4,323	—
Net operating losses of acquired subsidiaries	301	589
Other	2	431

Total deferred tax assets	40,779	26,652

Deferred tax liabilities:
Amortization of intangible assets and trademarks and trade names	(244,407)	(262,750)
Depreciation of fixed assets	(13,200)	(8,549)
Unrealized gain on interest rate swaps	—	(1,250)
Other	(75)	—

Total deferred tax liabilities	(257,682)	(272,549)

Deferred income taxes—net	$(216,903)	$(245,897)

        At January 1, 2007 the Company adopted FIN 48 and had approximately $8.53 million of total gross unrecognized tax benefits. Of this total, $6.43 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table reflects a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits including interest and penalties (in thousands):

Balance—January 1, 2007	$8,533
Increases related to acquired tax positions	2,725
Increases related to current year tax positions	5,657
Decreases related to acquired tax positions	(524)
Decreases related to prior year tax positions	(1,252)

Balance—December 31, 2007	$15,139

        At December 31, 2007, the Company had gross unrecognized tax benefits of $15.14 million. Of this total, $2.20 million represents amounts acquired during the Company's acquisition of IASG. The acquired unrecognized tax benefits will have no impact on the Company's annual effective tax rate as these are fully indemnified by the seller in accordance with the purchase and sale agreement. At December 31, 2007, the Company has recorded a receivable from seller in the amount of $2.20 million, which is included in other assets in the accompanying consolidated statements of financial condition. Of the remaining $12.94 million, $9.71 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

        The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes within the consolidated statements of financial condition. At January 1, 2007, the Company had $567,000 accrued for interest and $472,000 accrued for penalties. At December 31, 2007, the liability for unrecognized tax benefits included accrued interest of $913,000 and penalties of $2.03 million. Tax expense for the year ended December 31, 2007 includes interest expense of $207,000 and penalties of $1.31 million.

        The Company and its subsidiaries file income tax returns in the federal jurisdiction, as well as most state jurisdictions, and are subject to routine examinations by the respective taxing authorities. The Company has concluded all federal and state income tax matters for years through 2003, with the exception of California, which has concluded income tax matters for years through 2002.

        The tax years of 2004-2007 remain open to examination by major taxing jurisdictions to which the Company is subject, with the exception of California discussed above. In the next 12 months, the Company expects a reduction in unrecognized tax benefits of $2.35 million primarily related to the statute of limitations expiration in various state jurisdictions.

14. INDEBTEDNESS

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  •
  A $100.00 million revolving credit facility for future working capital and investment needs. This facility expires on December 28, 2011. Of the $100.00 million, $10.00 million has been utilized in the form of an irrevocable letter of credit for PTCH, which expires on December 28, 2007. The Company will pay 2.00% annually on the balance of the irrevocable letter of credit as well as a 0.23% fronting fee. The Company also pays a fee of 0.375% on the unused balance of the revolving credit facility. At December 31, 2007, there were no outstanding borrowings against the letter of credit.

        The senior secured credit facilities are secured primarily through pledges of capital stock in the Company's subsidiaries. Borrowings under the senior secured credit facilities bear interest at a base rate plus an applicable interest rate margin, depending on the Company's consolidated leverage ratio, its corporate family rating by Moody's, and the source for the base rate. The Company's base rate is the London Interbank Offering Rate ("LIBOR"). The applicable interest rate margin ranges between 1.00% and 2.00% (maximum was 2.25% prior to achieving a step-down resulting from a Moody's upgrade in the Company's corporate family rating from 'B2' to 'B1' with a positive outlook). The senior secured credit facilities are subject to certain financial and nonfinancial covenants. As of December 31, 2007, the Company was in compliance with all such covenants.

        Senior Unsecured Subordinated Notes—The Company also has $550.00 million of senior unsecured subordinated notes due December 15, 2015. The notes bear interest at 10.75% per annum and interest payments are payable semiannually in arrears. The Company is not required to make mandatory redemption or sinking-fund payments with respect to the notes. Indentures underlying the senior subordinated notes contain various restrictions with respect to the issuer, including one or more restrictions relating to limitations on liens, sale and leaseback arrangements, and funded debt of subsidiaries. Additionally, the senior subordinated notes are subject to certain financial and nonfinancial covenants. As of December 31, 2007, the Company was in compliance with all such covenants.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Revolving Line of Credit—On November 7, 2007, the Company borrowed against its available revolving line of credit facility. The revolving line of credit provided the Company with $25.00 million for the acquisition of IFMG (see Note 3), which carries a borrowing rate of one-month LIBOR plus an interest rate margin of an additional 200 basis points.

        Bank Loans Payable—The Company maintained uncommitted lines of credit, which have an unspecified limit, primarily dependent on the Company's ability to provide sufficient collateral. At December 31, 2007, the Company had a balance outstanding of $40.00 million. The lines were subsequently paid down in full on January 2, 2008.

        The Company's outstanding borrowings were as follows (in thousands):

	December 31,
	2007					2006
	Maturity	Balance		Interest Rate		Balance	Interest Rate
Revolving credit		25,000		7.25	%(3)	—	—
Bank loans payable		40,000	(5)	8.25	%(4)	—	—
Senior secured notes (Tranche D):
Unhedged	6/28/2013	$341,071		6.83	%(2)	$299,375	8.11	%(1)
Hedged with interest rate swaps	6/28/2013	495,000		6.83	%(2)	495,000	8.11	%(1)
Senior unsecured subordinated notes	12/15/2015	550,000		10.75%		550,000	10.75%

Total borrowings		1,451,071				1,344,375
Less current borrowings (maturities within 12 months)		73,424				7,944

Long-term borrowings—net of current portion		$1,377,647				$1,336,431

(1)
As of December 31, 2006, the variable interest rate for the Senior Secured Notes (Tranche C) is based on the three-month LIBOR of 5.36% plus the applicable interest rate margin of 2.75%.

(2)
As of December 31, 2007, the variable interest rate for the Senior Secured Notes (Tranche D) is based on the three-month LIBOR of 4.83% plus the applicable interest rate margin of 2.00%.

(3)
As of December 31, 2007, the variable interest rate for the Revolver is based on the one-month LIBOR of 5.25% plus the applicable interest rate margin of 2.00%.

(4)
As of December 31, 2007, the variable interest rate for the bank loans payable is based on the Prime Rate of 7.25% plus the applicable interest rate margin of 1.00%.

(5)
The bank loans payable have no maturity date, as it is primarily dependent on the Company's ability to provide sufficient collateral.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following summarizes borrowing activity in the revolving and margin credit facilities (in thousands):

	Year ended December 31
			Predecessor
	2007	2006	2005
Average balance outstanding	$6,282	$1,575	$16,566
Weighted-average interest rate	6.93%	6.62%	4.90%

        The minimum calendar year principal payments and maturities of borrowings as of December 31, 2007, are as follows (in thousands):

	Senior Secured	Line of Credit	Revolver	Senior Unsecured	Total Amount
2008	$8,424	$40,000	$25,000	$—	$73,424
2009	8,424	—	—	—	8,424
2010	8,424	—	—	—	8,424
2011	8,424	—	—	—	8,424
2012	8,424	—	—	—	8,424
Thereafter	793,951	—	—	550,000	1,343,951

Total	$836,071	$40,000	$25,000	$550,000	$1,451,071

15. INTEREST RATE SWAPS

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

        The following table summarizes information related to the Company's Swaps as of December 31, 2007 (in thousands):

	Notional Balance	Fixed Pay Rate	Variable Receive Rate(1)	Fair Value	Maturity Date
Swap 1	$70,000	4.76%	4.83%	$(90)	June 30, 2008
Swap 2	95,000	4.77%	4.83%	(1,318)	June 30, 2009
Swap 3	120,000	4.79%	4.83%	(2,905)	June 30, 2010
Swap 4	145,000	4.83%	4.83%	(4,349)	June 30, 2011
Swap 5	65,000	4.85%	4.83%	(2,173)	June 30, 2012

	$495,000			$(10,835)

(1)
The variable receive rate reset on the last day of the year is based on the applicable three-month LIBOR. The effective rate from September 29, 2007 through December 28, 2007, was 4.83%.

        Each of the Swaps listed above have been designated as cash flow hedges against specific payments due on the Company's senior secured notes. As of December 31, 2007, the Company assessed the

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Swaps as being highly effective and expects them to continue to be highly effective. Accordingly, the changes in fair value of the Swaps have been recorded as other comprehensive loss, with the fair value of the Swaps included as a liability on the Company's consolidated statements of financial condition. Based on current interest rate assumptions and assuming no additional Swaps are entered into, the Company expects to reclassify approximately $141,000, or $78,000 after tax, from other comprehensive loss as additional interest expense over the next 12 months.

16. WAREHOUSE LINES OF CREDIT

        The Company, through its mortgage affiliate Innovex, used a warehouse line of credit for originating customer residential mortgage loans. On December 31, 2007, Innovex ceased operations. Prior to this date, this line of credit was collateralized by mortgage loans held for sale, in addition to a guarantee from the Company, and provided for aggregate borrowings up to $15.00 million. The interest rate was based on 30 day's daily average lenders' reference rate, plus a minimum base margin rate of 2.25%.

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

        The following summarizes the Company's borrowings on its warehouse facilities (in thousands):

	Year ended December 31,
			Predecessor
	2007	2006	2005
Average balance outstanding	$3,512	$2,029	$2,751
Maximum amount outstanding in any month-end during the period	$8,436	$3,852	$6,128
Weighted-average interest rate during the period	7.46%	8.65%	5.70%

17. COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases certain office space and equipment at its headquarters locations under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Future minimum calendar-year payments for operating lease commitments with remaining terms greater than one year as of December 31, 2007, are approximately as follows (in thousands):

2008	$19,718
2009	20,772
2010	19,086
2011	15,418
2012	12,814
Thereafter	22,995

Total	$110,803

        Total rental expense for all operating leases was approximately $14.38 million, $9.75 million and $8.67 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

        LPL Financial provides guarantees to securities clearing houses and exchanges under their standard membership agreements, which require a member to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing houses and exchanges, all other members would be required to meet any shortfall. The Company's liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these agreements is remote. Accordingly, no liability has been recognized for these transactions.

        Litigation—The Company has been named as a defendant in various legal actions, including arbitrations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty what the eventual loss or range of loss related to such matters will be. The Company believes, based on current knowledge, after consultation with counsel, and consideration of insurance, if any, that the outcome of such matters will not have a material adverse effect on its accompanying consolidated statements of financial condition, income, or cash flows.

        In November 2005, prior to the Company's acquisition of IASG, MSC received a "Wells" notice from FINRA's Department of Enforcement. The staff alleged that MSC had failed to maintain adequate supervisory procedures regarding certain variable annuity transactions, and failed to maintain accurate books and records related thereto. On July 23, 2007, the staff filed a complaint against MSC and certain of its employees in connection with this matter. The Company has been indemnified for such claims and future settlements related to such matters by the prior owners.

        Regulatory—In 2006, LPL Financial remediated certain transactions in conjunction with an Acceptance Waiver and Consent entered into with FINRA in May 2005 regarding certain sales of Class B and Class C mutual fund shares (all of which had been accrued for in the prior years).

        Other Commitments—As of December 31, 2007, the Company had received collateral primarily in connection with customer margin loans with a market value of approximately $516.64 million, which it can sell or repledge. Of this amount, approximately $183.67 million has been pledged or sold as of

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007; $128.72 million was pledged to a bank in connection with an unutilized secured margin line of credit, $31.63 million was pledged to various clearing organizations, and $23.32 million was loaned to the DTC through participation in its Stock Borrow Program. As of December 31, 2006, the Company had received collateral primarily in connection with customer margin loans with a market value of approximately $404.19 million, which it can sell or repledge. Of this amount, approximately $150.52 million has been pledged or sold as of December 31, 2006: $100.38 million was pledged to a bank in connection with an unutilized secured margin line of credit, $35.26 million was pledged to various clearing organizations, and $14.88 million was loaned to the DTC through participation in its Stock Borrow Program.

        Innovex ceased operations on December 31, 2007. Prior to that date, Innovex sold its mortgage loans without recourse. Innovex was usually required by the buyers (investors) of these loans to make certain representations concerning credit information, loan documentation, and collateral. Innovex has not repurchased any loans during the years ended December 31, 2007 and 2006.

        In August of 2007, pursuant to agreements with a large global insurance company, LPL Financial began providing brokerage, clearing, and custody services on a fully disclosed basis; offering its investment advisory programs and platforms; and providing technology and additional processing and related services to its financial advisors and customers. The terms of the agreements are five years, subject to additional 24-month extensions. Termination fees may be payable by a terminating or breaching party depending on the specific cause leading to termination.

18. EMPLOYEE AND ADVISOR BENEFIT PLANS (SPLIT ADJUSTED)

        The Company has a 401(k) defined contribution plan. All employees meeting minimum age and length of service requirements are eligible to participate. The Company has an employer matching program whereby employer contributions are made to the 401(k) plan in an amount equal to 50% of the lesser of the amount designated by the employee for withholding and contribution to the 401(k) plan or 8% of the employee's total compensation. Effective January 1, 2007, the match was increased whereby employer contributions are made to the 401(k) plan in an amount equal to 50% of the lesser of the amount designated by the employee for withholding and contribution to the 401(k) plan or 10% of the employee's total compensation. The Company's total cost under the 401(k) plan was $3.79 million, $1.85 million and $1.25 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        The UVEST Non-Qualified Deferred Compensation Plan (the "Compensation Plan"), which is available to certain executives of UVEST, is a supplemental retirement program that allows these executives to make pretax contributions above amounts allowed in qualified plans. No contributions have been made by the Company since the acquisition of UVEST. The Compensation Plan has been fully funded to date by participant contributions. Plan assets are invested in Corporate Owned Life Insurance (COLI), which are held by the Company in a Rabbi Trust and accounted for in accordance with EITF Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested." As of December 31, 2007, the Company has recorded an asset of approximately $410,000 and a liability of $492,000 related to this plan, which is included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying consolidated statements of financial condition.

        Certain FAs, employees and officers of the IASG broker-dealer subsidiaries participated in deferred compensation plans provided by the seller. The plans permitted participants to defer portions of their compensation and earn interest on the deferred amounts. The interest rate was determined

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

annually. The plans ceased on June 20, 2007. Deferred compensation in the amount of $4.30 million is included in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition.

        In conjunction with the sale of IASG (formerly PSG) to the Company, Pacific Life has committed to provide retention plan distributions to employees and FAs of IASG's broker-dealer subsidiaries that remain with the Company through March 31, 2008. Benefits received by the Company are recorded as commission and compensation expense in the accompanying consolidated statements of income. Benefits received under the plans totaled $8.29 million during the year ended December 31, 2007.

        Certain employees, officers, and directors also participate in stock option plans (the "Plans") of LPLIH (previously, Plans of LPLH). The Plans were assumed by and converted into Plans of LPLIH in conjunction with the acquisition in Note 1 and provide for the granting of 33,494,370 incentive stock options, 1,992,640 nonqualified stock options, and an unspecified number of stock appreciation rights.

        The Plans and the underlying option agreements also provide for accelerated vesting upon certain changes in control. The Acquisition qualified as a change in control event that triggered the acceleration provisions in the Plans. Immediately prior to that event and in accordance with the Plans, each employee's stock appreciation rights became fully vested and each employee's unvested stock options became 33 1/3% vested. In conjunction with the Acquisition, certain employees elected to exercise their vested options or to convert them along with any unvested options into options for common shares of LPLIH, retaining the same terms and conditions of the original Plans. A total of 16,520,490 options were exercised and sold with the remaining 21,039,660 converted into 21,078,140 options of LPLIH. Additionally, all outstanding stock appreciation rights were exercised for which the former holders received a cash payment equal to the fair market value, as determined in the Acquisition, less the applicable exercise price and certain selling expenses. For the year ended December 31, 2005, the Company recognized compensation expense of $5.06 million related to the accelerated vesting of the stock options, and $15.74 million related to the exercise and sale of stock appreciation rights.

        The following table summarizes the Company's activity in Plans for the years ended December 31, 2007, 2006 and 2005 (split adjusted):

	Outstanding, Beginning of Year	Granted	Exercised	Forfeited	Outstanding, End of Year	Options Exercisable at End of Year
Year Ended December 31, 2007
Options	21,047,950	760,650	(47,180)	(13,340)	21,748,080	20,896,430
Weighted-average exercise price	$1.71	$23.51	$1.12	$14.76	$2.46	$1.65
Year Ended December 31, 2006
Options	21,078,140	108,000	(28,370)	(109,820)	21,047,950	11,190,360
Weighted-average exercise price	$1.64	$14.41	$1.23	$1.70	$1.71	$1.64
Year Ended December 31, 2005 (Predecessor)
Options	39,944,230	752,430	(18,635,640)	(982,880)	21,078,140	1,470,130
Weighted-average exercise price	$1.39	$2.48	$1.15	$1.49	$1.64	$1.71

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes information about stock options outstanding (split adjusted):

Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
At December 31, 2007:
$1.07-$2.38	20,879,420	5.14	$1.64	20,879,420	$1.64
$10.30-$18.90	232,010	8.95	16.43	17,010	10.63
$21.60-$27.40	636,650	9.64	24.41	—	—

	21,748,080	5.31		20,896,430	$1.65

At December 31, 2006:
$1.07-$2.38	20,929,940	6.14	$1.64	11,185,360	$1.64
$10.30-$15.84	118,010	9.77	14.06	5,000	10.30

	21,047,950	6.16		11,190,360	$1.64

At December 31, 2005 (Predecessor):
$1.07-$2.38	21,068,120	7.15	$1.63	1,471,030	$1.71
$10.30-$10.31	10,020	10.00	10.30	—	—

	21,078,140	7.15		1,471,030	$1.71

        In November 2004, the Company had modified certain provisions of the stockholders' agreement underlying its stock options plan that significantly altered the original value of all outstanding employee stock options granted. For accounting purposes, this modification resulted in a new measurement date and additional compensation of $30.58 million, which is expensed over the original life of the awards. The Company recognized this compensation according to the vesting schedule and for the years ended December 31, 2007, 2006, and 2005, has recorded approximately $1.40 million, $2.85 million, and $8.35 million, respectively, in employee compensation and benefits in the accompanying consolidated statements of income with corresponding increases in additional paid-in capital. Stock options accounted for under this modification are fully vested as of December 31, 2007.

        The Company's FAs participate in a stock bonus plan, which provides for the grant and allocation of up to 7,716,930 bonus credits. Each bonus credit represents the right to receive shares of common stock in the Company. Participation in the stock bonus plan is dependent upon meeting certain eligibility criteria, and shares are allocated to eligible participants based on certain performance metrics, including amount and type of commissions as well as tenure with the firm. Bonus credits vest annually in equal increments of 33 1/3% over a three-year period commencing in 2006 and expire on the 10th anniversary following the date of grant. Vested bonus credits convert into shares of common stock only upon the occurrence of a Company sale that constitutes a change in control or subsequent to an initial public offering. Unvested bonus credits held by FAs who terminate prior to vesting will be forfeited and may be reallocated to other FAs eligible under the plan. In conjunction with the transaction, each bonus credit was converted into a right to receive, on the same terms as conditions as previously applicable, bonus credits for common stock in the Company.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the stock bonus plan for the years ended December 31, 2007, 2006 and 2005, is as follows (split adjusted):

Outstanding on December 31, 2004	—
Granted	7,543,670
Exercised	—
Canceled	(5,460)

Outstanding on December 31, 2005	7,538,210
Granted	—
Exercised	—
Canceled	(131,460)

Outstanding on December 31, 2006	7,406,750
Granted	144,430
Exercised	—
Canceled	(76,860)

Outstanding on December 31, 2007	7,474,320

        The Company accounts for bonus credits granted to its FAs in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and measures such grants at their then-current lowest aggregate value. Since the value is contingent upon the Company's decision to sell itself or perform an initial public offering, the current aggregate value will be zero until such event occurs. Upon the occurrence of such an event, the Company will record an expense related to the vested portion of the stock bonus plan and accrue the remaining portion over the remainder of the vesting period.

19. SEGMENT INFORMATION

        Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), operating segments are defined as components of a company for which separate financial information is evaluated regularly by the chief operating decision marker, or decision-making group, in deciding how to allocate resources and in assessing performance. For 2007, the Company classified its operating segments based on services offered to its FAs, which closely matched the Company's organization based on legal entities. The Company has five operating segments: Independent Advisor Services (referred to in prior years as Independent Financial Advisors), Institution Services (new in 2007), Trust Services, Insurance Services, and Affiliated Advisor Services. On December 31, 2007, the Company ceased the operations of its sixth business segment Mortgage Services.

        Both the Independent Advisor Services and Institution Services segments provide a full range of brokerage, investment advisory, and infrastructure services to FAs and Financial Institutions. For reporting purposes, under GAAP, the Company has aggregated the results of the Independent Advisor Services segment and the Institutional Services segment into one reportable segment, presented as "Advisor Services". The remaining business segments provide trust and related custodial services, underwriting services, fixed insurance services, and a private-labeled investment advisory platform almost entirely to customers of FAs in the Advisor Services segment. These other segments do not, individually or in the aggregate, meet the reporting requirements under SFAS 131 and consequently have been aggregated as "Other" for reporting purposes.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Financial information for the Company's reportable segments is presented in the following table (in thousands):

	Advisor Services	Other		Total Operating Segments	Corporate and Unallocated(a)	Consolidated Total
December 31, 2007:
Revenues	$2,696,595	$31,291		$2,727,886	$(10,281)	$2,717,605
Interest expense	362	262		624	123,224	123,848
Depreciation and amortization	30,020	339		30,359	48,389	78,748
Income (loss) from continuing operations before income taxes	281,572	2,650		284,222	(176,389)	107,833
Capital expenditures	71,259	35		71,294	—	71,294
Total assets, end of year	1,364,985	19,346		1,384,331	1,903,018 (c)	3,287,349
December 31, 2006:
Revenues	1,723,851	23,193		1,747,044	(7,108)	1,739,936
Interest expense	88	176		264	125,140	125,404
Depreciation and amortization	16,798	362		17,160	48,188	65,348
Income (loss) from continuing operations before income taxes	229,265	1,520		230,785	(175,919)	54,866
Capital expenditures	22,934	91		23,025	13	23,038
Total assets, end of year	758,532	25,296		783,828	2,013,716 (c)	2,797,544
December 31, 2005 (Predecessor):
Revenues	1,391,870	20,320		1,412,190	(4,894)	1,407,296
Interest expense	36	194		230	2,134	2,364
Depreciation and amortization	15,789	208		15,997	1,857	17,854
Income (loss) from continuing operations before income taxes	143,501	(1,965)	(b)	141,536	(25,786)	115,750
Capital expenditures	18,795	614		19,409	15	19,424
Total assets, end of year	640,489	15,031		655,520	1,982,966 (c)	2,638,486

(a)
Corporate and unallocated includes interest expense, land, system development costs and related amortization expense, amortization of finite-lived intangibles, and inter-segment eliminations.

(b)
2005 loss from continuing operations includes a non-cash goodwill impairment charge of $3.16 million.

(c)
Total assets at the Corporate level include $1.80 billion, $1.78 billion, and $1.81 billion of goodwill and other identifiable intangible assets as of the years ended December 31, 2007, December 31, 2006, and December 31, 2005, respectively. Such amounts have not been allocated to the operating segments and are not evaluated by the chief operating decision maker in deciding how to allocate resources or in assessing performance.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Revenues from the Company's significant products and services consisted of the following (in thousands):

	Year Ended December 31,
			Predecessor
	2007	2006	2005
Commission revenues:
Annuities	$648,093	$383,991	$299,814
Mutual funds	498,880	309,180	265,964
Other	323,312	197,318	179,161

Total commission revenues	1,470,285	890,489	744,939
Advisory fees	738,938	521,058	399,363
Asset-based fees	260,935	147,364	107,726
Fee revenues	126,689	87,901	83,204
Transaction revenues	57,915	46,595	42,640
Interest income	36,708	28,402	17,719
Other	26,135	18,127	11,705

Total revenues	$2,717,605	$1,739,936	$1,407,296

20. RELATED-PARTY TRANSACTIONS

        LPL Financial provides Global Portfolio Advisors, Ltd., an entity with common stockholders of the Company, with personnel and certain other operational and administrative support services pursuant to the terms and consideration outlined in services agreements amended on October 27, 2005. For the years ended December 31, 2007, 2006, and 2005, LPL Financial earned $201,000, $244,000, and $364,000 in fees, respectively, under such agreements, which is included in other revenue within the consolidated statements of income. At December 31, 2007 and 2006, the Company had receivable from GPA of $23,000, which is included in receivable from others on the consolidated statements of financial condition.

        Alix Partners, LLP ("Alix Partners"), a company majority-owned by one of the Company's Majority Holders, provides LPL Financial with consulting services pursuant to an agreement for interim management and consulting services dated August 21, 2007. LPL Financial paid $910,000 to Alix Partners during the year ended December 31, 2007, and an additional $760,000 was included in accounts payable and accrued liabilities on the accompanying consolidated statements of financial condition as of December 31, 2007, for annual fees under such agreement.

        In conjunction with the acquisition of UVEST (see Note 3), the Company made full-recourse loans to certain members of management (also selling stockholders), all of which are now stockholders of the Company. As of December 31, 2007, outstanding stockholder loans, which are reported as a deduction from stockholders' equity, were approximately $1.24 million.

        In July 2005, LPLH's Class A common stock personally assumed the Company's obligation to make unrestricted pledges to various educational institutions. The assumption of such pledges amounted to $383,000 after taxes. Assumption of the Company's liability has been recorded as a capital contribution in the accompanying consolidated statements of stockholders' equity.

        In August 2005, Glenoak sold all of its assets to Challenger Outpost, LLC (an entity controlled by the Company's controlling stockholder at that time) for $20.36 million. The carrying value of Glenoak's

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest in such assets was $20.99 million. Because of the related-party nature of the transaction, the loss on sale of $411,000 is presented as a distribution to LPLH's Class A common stockholder in the accompanying consolidated statements of stockholders' equity.

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$562,717	$647,769	$725,017	$782,102
Revenues—net(1)	562,598	647,608	724,834	781,534
Gross margin(2)	169,631	181,354	206,528	224,620
Net income	$18,487	$23,259	$11,567	$7,756

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$404,403	$440,023	$420,845	$474,665
Revenues—net(1)	404,351	439,879	420,793	474,612
Gross margin(2)	118,782	124,712	124,704	140,633
Net income	$4,657	$10,499	$5,206	$13,280

(1)
Revenues—net is calculated as total revenues less interest expense from brokerage operations and mortgage lending.

(2)
Gross margin is calculated as total revenues less commissions and advisory fees, and brokerage, clearing and exchange expenses.

22. NET CAPITAL/REGULATORY REQUIREMENTS

        The Company's registered broker-dealers are subject to the SEC's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial and ASC compute net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customers' transactions, as defined. LPL Financial is also subject to the CFTC's minimum financial requirements, which require that it maintain net capital, as defined, equal to 4% of customer funds required to be segregated pursuant to the Commodity Exchange Act, less the market value of certain commodity options, all as defined. UVEST, MSC, and WFG all compute net capital requirements under the aggregate indebtedness method, which requires firms to maintain minimum net capital, as defined, of not less than 6 2/3 percent of aggregate indebtedness, also as defined. At December 31, 2007, the Company had a consolidated net capital of $58.90 million, which was $46.77 million in excess of its minimum required net capital.

        PTCH is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. As of December 31, 2007, the Company has met all capital adequacy requirements to which it is subject.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK AND CONCENTRATIONS OF CREDIT RISK

        LPL Financial's customer securities activities are transacted on either a cash or margin basis. In margin transactions, LPL Financial extends credit to the customer, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customer's account. As customers write options contracts or sell securities short, LPL Financial may incur losses if the customers do not fulfill their obligations and the collateral in the customers' accounts is not sufficient to fully cover losses that customers may incur from these strategies. To control this risk, LPL Financial monitors margin levels daily and customers are required to deposit additional collateral, or reduce positions, when necessary.

        LPL Financial is obligated to settle transactions with brokers and other financial institutions even if its customers fail to meet their obligation to LPL Financial. Customers are required to complete their transactions on the settlement date, generally three business days after the trade date. If customers do not fulfill their contractual obligations, LPL Financial may incur losses. LPL Financial has established procedures to reduce this risk by generally requiring that customers deposit cash and/or securities into their account prior to placing an order.

        LPL Financial may at times maintain inventories in equity securities on both a long and short basis that are recorded on the accompanying consolidated statements of financial condition at market value. While long inventory positions represent LPL Financial's ownership of securities, short inventory positions represent obligations of LPL Financial to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, both long and short inventory positions may result in losses or gains to LPL Financial as market values of securities fluctuate. To mitigate the risk of losses, long and short positions are marked-to-market daily and are continuously monitored by LPL Financial.

        UVEST and the broker-dealer subsidiaries of IASG and IFMG are engaged in buying and selling securities and other financial instruments for customers of FAs. Such transactions are introduced and cleared through a third-party clearing firm on a fully disclosed basis. While introducing broker-dealers generally have less risk than clearing firms, their clearing agreements expose them to credit risk in the event that their customers don't fulfill contractual obligations with the clearing broker-dealer.

24. SUBSEQUENT EVENT (UNAUDITED)

        The Company effected a ten-for-one stock split as of January 1, 2008, with all fractional shares being rounded down to the nearest whole share. In accordance with the SEC's Staff Accounting Bulletin Topic 4C, all per share amounts, average shares outstanding, and shares outstanding have been adjusted retroactively to reflect the stock split.

******

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURE
EXHIBIT INDEX
LPL INVESTMENT HOLDINGS INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF DECEMBER 31, 2007 AND 2006 (Dollars in thousands, except par value)
LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (Dollars in thousands)
LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 28, 2005 THROUGH DECEMBER 31, 2005 AND FOR THE YEAR ENDED DECEMBER 31, 2005 (PREDECESSOR) (Dollars in thousands)
LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (Dollars in thousands)
LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS