Form 10-Q
period 2008-03-31
LPL Investment Holdings Inc.
filed 2008-05-15
CIK 1397911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-52609

LPL Investment Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3717839 (I.R.S. Employer Identification No.)
One Beacon Street, Floor 22 Boston MA 02108 (617) 423-3644 (Address including zip code, and telephone number, including area code, of principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

        The number of shares of Common Stock, par value $0.001 per share, outstanding as of March 31, 2008 was 86,475,343.90.

TABLE OF CONTENTS

Page
Item Number
PART I. FINANCIAL INFORMATION
1. Financial Statements	1
Condensed Consolidated Statements of Financial Condition (unaudited)	1
Condensed Consolidated Statements of Income (unaudited)	2
Condensed Consolidated Statements of Stockholders' Equity (unaudited)	3
Condensed Consolidated Statements of Cash Flows (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	6
2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21
3. Quantitative and Qualitative Disclosures About Market Risk	37
4. Controls and Procedures	39
PART II. OTHER INFORMATION
1. Legal Proceedings	39
1A. Risk Factors	40
2. Unregistered Sales of Equity Securities and Use of Proceeds	40
3. Defaults Upon Senior Securities	41
4. Submission of Matters to a Vote of Security Holders	41
5. Other Information	41
6. Exhibits	41
SIGNATURES	42
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

Special Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q in Item 2—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections includes forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "may", "might", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential", "intend" or "continue", the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A—"Risk Factors" in our 2007 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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

ii

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(Dollars in thousands, except par value)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$284,587	$188,003
Cash and securities segregated under federal and other regulations	191,216	195,811
Receivable from:
Customers, net of allowance of $773 at March 31, 2008 and $529 at December 31, 2007	387,638	411,073
Product sponsors, broker-dealers, and clearing organizations	123,792	160,153
Others, net of allowances of $5,967 at March 31, 2008 and $5,266 at December 31, 2007	91,991	97,222
Securities owned:
Marketable securities(1)—at market value	19,246	15,105
Other securities—at amortized cost	10,160	10,632
Securities borrowed	11,050	9,038
Fixed assets, net of accumulated depreciation and amortization of $143,799 at March 31, 2008 and $130,011 at December 31, 2007	163,721	156,797
Debt issuance costs, net of accumulated amortization of $9,174 at March 31, 2008 and $8,239 at December 31, 2007	22,734	23,669
Goodwill	1,287,756	1,287,756
Intangible assets, net of accumulated amortization of $75,228 at March 31, 2008 and $65,707 at December 31, 2007	632,616	642,137
Trademarks and trade names, net of accumulated amortization of $801 at March 31, 2008 and $590 at December 31, 2007	41,775	41,986
Prepaid expenses	19,266	25,222
Other assets	25,048	22,745

Total assets	$3,312,596	$3,287,349

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank loans payable and revolving lines of credit	25,000	65,000
Drafts payable	154,419	127,144
Payable to customers	381,817	406,677
Payable to broker-dealers and clearing organizations	62,397	47,925
Accrued commissions and advisory fees payable	137,447	126,584
Accounts payable and accrued liabilities	125,536	88,662
Income taxes payable	12,761	10,648
Unearned revenue	40,619	40,897
Interest rate swaps	23,497	10,835
Securities sold but not yet purchased—at market value	7,037	12,837
Senior credit facilities and subordinated notes	1,383,965	1,386,071
Deferred income taxes—net	204,855	216,903

Total liabilities	2,559,350	2,540,183

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 200,000,000 shares authorized; 86,475,344 shares issued and outstanding at March 31, 2008, and 86,249,612 shares issued and outstanding at December 31, 2007	86	86
Additional paid-in capital	666,766	664,568
Stockholder loans	(1,256)	(1,242)
Accumulated other comprehensive loss, net of income taxes	(14,281)	(6,512)
Retained earnings	101,931	90,266

Total stockholders' equity	753,246	747,166

Total liabilities and stockholders' equity	$3,312,596	$3,287,349

(1)
Includes $2,810 and $2,769 pledged to clearing organizations at March 31, 2008 and December 31, 2007, respectively.

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
REVENUES:
Commissions	$420,645	$299,281
Advisory fees	216,277	156,500
Asset-based fees	88,607	52,892
Transaction and other fees	58,477	39,113
Interest income	9,060	7,910
Other	5,581	7,021

Total revenues	798,647	562,717

EXPENSES:
Commissions and advisory fees	547,469	388,134
Compensation and benefits	92,709	47,281
Promotional	27,182	14,061
Depreciation and amortization	23,622	17,689
Occupancy and equipment	14,800	7,906
Professional services	11,097	4,473
Communications and data processing	10,169	5,758
Regulatory fees and expenses	5,952	3,992
Brokerage, clearing, and exchange	5,862	4,952
Travel and entertainment	4,319	2,450
Other	4,486	2,224

Total noninterest expenses	747,667	498,920
Interest expense from brokerage operations and mortgage lending	514	119
Interest expense from senior credit facilities and subordinated notes	30,167	30,627

Total expenses	778,348	529,666

INCOME BEFORE PROVISION FOR INCOME TAXES	20,299	33,051
PROVISION FOR INCOME TAXES	8,634	14,564

NET INCOME	$11,665	$18,487

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Stockholder Loans	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
BALANCE—December 31, 2006	$83	$591,254	$—	$1,938	$33,642	$626,917
Comprehensive income:
Net income					18,487	18,487
Change in unrealized losses on interest rate swaps, net of tax benefit of $836				(1,297)		(1,297)

Total comprehensive income						17,190
Cumulative effect of change in accounting principle upon adoption of FIN 48, net of tax benefit of $2,101					(4,445)	(4,445)
Loans to stockholders			(1,720)			(1,720)
Share-based compensation		407				407
Issuance of common stock for acquisitions (Note 3)	1	12,652				12,653

BALANCE—March 31, 2007	$84	$604,313	$(1,720)	$641	$47,684	$651,002

BALANCE—December 31, 2007	$86	$664,568	$(1,242)	$(6,512)	$90,266	$747,166
Comprehensive income:
Net income					11,665	11,665
Change in unrealized losses on interest rate swaps, net of tax benefit of $4,893				(7,769)		(7,769)

Total comprehensive income						3,896
Exercise of stock options		325				325
Tax benefit from stock options exercised		432				432
Interest on loans to stockholders			(14)			(14)
Share-based compensation		815				815
Issuance of 143,884 shares of common stock		4,000				4,000
Repurchase of 121,370 shares of common stock		(3,374)				(3,374)

BALANCE—March 31, 2008	$86	$666,766	$(1,256)	$(14,281)	$101,931	$753,246

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,665	$18,487
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Benefits received from retention plans (Note 11)	3,573	—
Depreciation and amortization	23,622	17,689
Amortization of debt issuance costs	935	899
Loss on disposal of fixed assets	—	90
Share-based compensation	815	407
Provision for bad debts	949	120
Deferred income tax provision	(7,155)	(5,419)
Other	512	(190)
Mortgage loans held for sale:
Originations of loans	—	(33,011)
Proceeds from sale of loans	—	28,319
Gain on sale of loans	—	(345)
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	4,595	(14,722)
Receivable from customers	23,191	4,263
Receivable from product sponsors, broker-dealers and clearing organizations	36,361	4,136
Receivable from others	4,526	(3,751)
Securities owned	(4,440)	(2,003)
Securities borrowed	(2,012)	458
Prepaid expenses	5,956	2,585
Other assets	(6,124)	1,847
Drafts payable	27,275	46,975
Payable to customers	(24,860)	(90,149)
Payable to broker-dealers and clearing organizations	14,472	8,936
Accrued commissions and advisory fees payable	10,863	6,798
Accounts payable and accrued liabilities	34,513	17,414
Income taxes payable/receivable	2,113	3,362
Unearned revenue	(278)	2,356
Securities sold but not yet purchased	(5,800)	(8,706)

Net cash provided by operating activities	155,267	6,845

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of existing cash balance of $14,124	—	(63,270)
Capital expenditures	(18,453)	(10,462)
Proceeds from disposal of fixed assets	—	41
Purchase of other securities classified as held-to-maturity	(507)	(1,216)
Proceeds from maturity of other securities classified as held-to-maturity	1,000	2,004

Net cash used in investing activities	(17,960)	(72,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank loans	(40,000)	—
Repayment of senior credit facilities	(2,106)	(1,986)
Excess tax benefit associated with stock options exercises	432	—
Loans to stockholders	—	(1,720)
Proceeds from stock options exercised	325	—
Proceeds from warehouse line of credit	—	32,994
Repayment from warehouse line of credit	—	(28,276)
Issuance of common stock	4,000	—
Repurchase of common stock	(3,374)	—

Net cash (used in) provided by financing activities	(40,723)	1,012

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	96,584	(65,046)
CASH AND CASH EQUIVALENTS—Beginning of period	188,003	245,163

CASH AND CASH EQUIVALENTS—End of period	$284,587	$180,117

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$16,079	$16,380
Income taxes paid	$15,703	$16,620
NONCASH DISCLOSURE:
Increase in unrealized loss on interest rate swaps, net of tax benefit of $4,893 and $836 for the three months ended March 31, 2008 and 2007	$(7,769)	$(1,297)
Capital expenditures purchased through short-term credit	$2,361
Income taxes payable recorded as a cumulative effect of change in accounting principle upon the adoption of FIN 48 net of tax benefit of $2,101		$(4,445)
Acquisition:
Fair value of assets acquired		$110,409
Cash paid for common stock acquired		(78,042)
Common stock issued for acquisition		(11,409)

Liabilities assumed		$20,958

Common stock issued to satisfy accrued liability		$1,244

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF THE COMPANY

        LPL Investment Holdings Inc. ("LPLIH"), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the "Company") is a provider of brokerage, investment advisory, and infrastructure services to independent financial advisors ("IFAs") and Financial Institutions who employ financial advisors in the United States of America ("Financial Institutions") (collectively, IFAs and financial advisors employed at or otherwise affiliated with Financial Institutions are defined as "FAs"). The Company provides access to a broad array of financial products and services for FAs, to market to their clients, as well as a technology and service platform to enable FAs to more efficiently operate their practices.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Quarterly Reporting—These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the instructions of Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's 2007 Annual Report on Form 10-K. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2008, the results of operations for the three-month periods ended March 31, 2008 and March 31, 2007, and the cash flows for the three-month periods ended March 31, 2008 and March 31, 2007. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

        Consolidation—These unaudited condensed consolidated financial statements include the accounts of LPLIH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method.

        Reportable Segments—In January 2008, the Company completed the first stage of developing its internal reporting on its three new service channels (Independent Advisor Services "IAS", Institution Services "IS", and Custom Clearing Services "CCS"). Its service channels were formed in the latter half of 2007 as part of a management re-organization designed to enhance the services provided to our financial advisors and to support future growth. The service channels qualify as individual operating segments under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"), but are currently aggregated and reported on as one single reportable segment ("Advisor Services") due to their similar economic characteristics, products and services, production and distribution process, and regulatory environment. The Company has reclassified its prior period segment information to be consistent with the new segment reporting structure and the financial information reviewed by its chief operating decision maker. The Company is still in the process of developing its internal reporting, consequently, the segment reporting information included is subject to change. Refer to Note 12 for further details of the Company's operating segments.

        Recently Issued Accounting Pronouncements—With the exception of the item discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2008, as compared to the recent accounting pronouncements described

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in the Company's 2007 Annual Report on Form 10-K, that are of significance, or potential significance, to the Company.

        In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on its consolidated financial statements.

3. ACQUISITIONS (SPLIT ADJUSTED AS DISCUSSED IN NOTE 14)

        The Company completed three significant acquisitions during the year ended December 31, 2007, as follows:

  Acquisition of UVEST Financial Services Group

        On January 2, 2007, the Company completed its acquisition of UVEST Financial Services Group, Inc. ("UVEST"), augmenting the Company's position in providing services to banks, credit unions, and other financial institutions. In accordance with SFAS No. 141, Business Combinations ("SFAS 141"), the acquisition has been accounted for under the purchase method of accounting, which required the purchase price of approximately $89.45 million ($78.04 million in cash and the issuance of 603,660 shares of common stock at an estimated fair value of $18.90 per share) to be allocated to the specific tangible and intangible assets acquired and liabilities assumed based on their fair market values at the date of acquisition.

  Acquisition of Pacific Select Group and its affiliated broker-dealers

        On June 20, 2007, the Company acquired from Pacific Life Insurance Company all the outstanding membership interests of Pacific Select Group, LLC and its affiliated broker-dealers Mutual Service Corporation ("MSC"), Associated Financial Group, Inc. ("AFG") and Waterstone Financial Group, Inc. ("WFG"). In connection with the acquisition, Pacific Select Group changed its name to LPL Independent Advisor Services Group LLC (collectively "IASG"). The acquisition strengthens the Company's position as a leading independent broker-dealer in the United States. In accordance with SFAS 141, the acquisition has been accounted for under the purchase method of accounting, which required the purchase price, estimated to be approximately $120.48 million ($63.34 million in cash and the issuance of 2,645,500 shares of common stock with an estimated fair value of $21.60 per share) to be allocated to the specific tangible and intangible assets acquired and liabilities assumed based on their fair market values at the date of acquisition.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. ACQUISITIONS (SPLIT ADJUSTED AS DISCUSSED IN NOTE 14) (Continued)

  Acquisition of IFMG

        On November 7, 2007, the Company acquired all of the outstanding capital stock of IFMG Securities, Inc., Independent Financial Marketing Group, Inc., and LSC Insurance Agency of Arizona, Inc. (collectively "IFMG") from Sun Life Financial, Inc. and Sun Life Financial (U.S.) Holdings, Inc. (collectively "Sun Life"). The acquisition was performed solely for the purpose of transferring IFMG's relationships with financial institution clients to other broker-dealers of the Company. The acquisition has been accounted for in conjunction with SFAS 141 under the purchase method of accounting, with certain liabilities recognized for the Shutdown Plan in accordance with Emerging Issues Task Force ("EITF") Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Initial purchase consideration of $25.69 million was allocated to the specific tangible and intangible assets acquired and liabilities assumed based on their fair market values at the date of acquisition. In addition to the initial purchase price, the acquisition provides for post-closing payments over the next two years of approximately $5.00 million, based on the successful recruitment and retention of certain customer relationships.

4. FAIR VALUE MEASUREMENTS

        Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

        The Company's adoption of SFAS 157 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FASB Staff Position FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

        Effective January 1, 2008, the Company also adopted SFAS No. 159, the Fair Value Option of Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

        Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	March 31, 2008
	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
Marketable securities(a)	$19,246	$—	$—	$19,246
Deferred compensation assets—Company owned life insurance(b)		560		560
Deferred compensation assets—Other(b)	3,175			3,175

Total assets at fair value	$22,421	$560	$—	$22,981

Liabilities
Securities sold but not yet purchased—at market value(a)	$7,037	$—	$—	$7,037
Deferred compensation liabilities—Company owned life insurance(b)		660		660
Deferred compensation liabilities—Other(b)	3,092			3,092
Interest rate swaps(c)	—	23,497	—	23,497

Total liabilities at fair value	$10,129	$24,157	$—	$34,286

(a)
Based on observable market transactions

(b)
The fair values of Company owned life insurance deferred compensation assets and liabilities are based on quotes for like instruments with similar credit ratings and terms. The fair values of other deferred compensation assets and liabilities are based on quoted prices in active markets.

(c)
Interest rate swap positions, both assets and liabilities, are valued by a third-party pricing model that use readily observable market parameters. The inputs to such a model are the current prevailing interest rate swap curves and the terms of the hedges that the Company has locked-in.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. INTANGIBLE ASSETS

        The components of intangible assets as of March 31, 2008 are as follows (in thousands):

	Gross carrying value	Accumulated amortization	Net carrying value
Advisor relationships	$471,551	$(50,194)	$421,357
Product sponsor relationships	233,663	(24,612)	209,051
Trust clients relationships	2,630	(422)	2,208

Total	$707,844	$(75,228)	$632,616

        Total amortization expense of intangible assets was $9.52 million and $8.02 million for the three months ended March 31, 2008 and 2007, respectively.

        Amortization expense for each of the fiscal years ended December 2008 through 2012 and thereafter is estimated as follows (in thousands):

2008—remainder	$28,594
2009	37,647
2010	36,829
2011	36,829
2012	36,538
Thereafter	456,179

Total	$632,616

6. INCOME TAXES

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

7. INDEBTEDNESS

        Senior Secured Credit Facilities—The Company's senior secured credit facilities are secured primarily through pledges of capital stock in its subsidiaries. Borrowings under the senior secured credit facilities bear interest at a base rate plus an applicable interest rate margin, depending on the Company's consolidated leverage ratio, its corporate family rating, and the source for the base rate. The Company's base rate is the London Interbank Offered Rate ("LIBOR") and the applicable interest rate margin is 2.00%. The senior secured credit facilities are subject to certain financial and nonfinancial covenants. As of March 31, 2008, the Company was in compliance with all such covenants.

        Senior Unsecured Subordinated Notes—The Company also has $550.00 million of senior unsecured subordinated notes due December 15, 2015. The notes bear interest at 10.75% per annum and interest payments are payable semiannually in arrears. The Company is not required to make mandatory redemption or sinking-fund payments with respect to the notes. The indenture underlying the senior

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. INDEBTEDNESS (Continued)

subordinated notes contains various restrictions with respect to the issuer, including one or more restrictions relating to limitations on liens, sale and leaseback arrangements, and funded debt of subsidiaries. Additionally, the senior subordinated notes are subject to certain financial and nonfinancial covenants. As of March 31, 2008, the Company was in compliance with all such covenants.

        Revolving Line of Credit—On November 7, 2007, the Company borrowed against its available revolving line of credit facility, which provided the Company with $25.00 million for its acquisition of IFMG, and carries a borrowing rate of one-month LIBOR plus an interest rate margin of an additional 200 basis points.

        Bank Loans Payable—The Company maintained uncommitted lines of credit, which have an unspecified limit, primarily dependent on the Company's ability to provide sufficient collateral. At December 31, 2007, the Company had a balance outstanding of $40.00 million. The lines were subsequently paid down in full on January 2, 2008.

        The Company's outstanding borrowings were as follows (dollars in thousands):

			March 31, 2008			December 31, 2007
	Maturity		Balance	Interest Rate		Balance	Interest Rate
Revolving credit			$25,000	4.68	%(6)	$25,000	7.25	%(2)
Bank loans payable		(4)				40,000	8.25	(3)
Senior secured notes:
Unhedged	6/28/2013		338,965	4.70	(5)	341,071	6.83	(1)
Hedged with interest rate swaps	6/28/2013		495,000	4.70	(5)	495,000	6.83	(1)
Senior unsecured subordinated notes	12/15/2015		550,000	10.75		550,000	10.75

Total borrowings			1,408,965			1,451,071
Less current borrowings (maturities within 12 months)			33,424			73,424

Long-term borrowings—net of current portion			$1,375,541			$1,377,647

(1)
At December 31, 2007, the variable interest rate for the Senior Secured Notes was based on the three-month LIBOR of 4.83% plus the applicable interest rate margin of 2.00%.

(2)
At December 31, 2007, the variable interest rate for the Revolver was based on the one month LIBOR of 5.25% plus the applicable interest rate margin of 2.00%.

(3)
At December 31, 2007, the variable interest rate for the bank loans payable was based on the Prime Rate of 7.25% plus the applicable interest rate margin of 1.00%.

(4)
The bank loans payable have no maturity date, as it is primarily dependent on the Company's ability to provide sufficient collateral.

(5)
As of March 31, 2008, the variable interest rate for the Senior Secured Notes is based on the three-month LIBOR of 2.70% plus the applicable interest rate margin of 2.00%.

(6)
As of March 31, 2008, the variable interest rate for the Revolver is based on the one month LIBOR of 2.68% plus the applicable interest rate margin of 2.00%.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. INDEBTEDNESS (Continued)

        The following summarizes borrowing activity in the revolving and margin credit facilities (dollars in thousands):

	Three months ended March 31,
	2008	2007
Average balance outstanding	$8,507	$1,489
Weighted-average interest rate	4.24%	7.04%

        The minimum calendar year principal payments and maturities of borrowings as of March 31, 2008, are as follows (in thousands):

	Senior Secured	Line of Credit	Senior Unsecured	Total Amount
2008—remainder	$6,318	$25,000	$—	$31,318
2009	8,424	—	—	8,424
2010	8,424	—	—	8,424
2011	8,424	—	—	8,424
2012	8,424	—	—	8,424
Thereafter	793,951	—	550,000	1,343,951

Total	$833,965	$25,000	$550,000	$1,408,965

8. INTEREST RATE SWAPS

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

        The following table summarizes information related to the Company's Swaps as of March 31, 2008 (dollars in thousands):

	Notional Balance	Fixed Pay Rate	Variable Receive Rate(1)	Fair Value	Maturity Date
Swap 1	$70,000	4.76%	2.70%	$(362)	June 30, 2008
Swap 2	95,000	4.77%	2.70%	(2,946)	June 30, 2009
Swap 3	120,000	4.79%	2.70%	(6,173)	June 30, 2010
Swap 4	145,000	4.83%	2.70%	(9,312)	June 30, 2011
Swap 5	65,000	4.85%	2.70%	(4,704)	June 30, 2012

	$495,000			$(23,497)

(1)
The variable receive rate is based on the applicable three-month LIBOR. The effective rate from January 1, 2008 through March 31, 2008, was 2.70%.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. INTEREST RATE SWAPS (Continued)

        Each of the Swaps listed above have been designated as cash flow hedges against specific payments due on the Company's senior secured notes. As of March 31, 2008, the Company assessed the Swaps as being highly effective and expects them to continue to be highly effective. Accordingly, the changes in fair value of the Swaps have been recorded as other comprehensive loss, with the fair value of the Swaps included as a liability on the Company's consolidated statements of financial condition. Based on current interest rate assumptions and assuming no additional Swaps are entered into, the Company expects to reclassify $10.40 million, or $6.02 million after tax, from other comprehensive loss as additional interest expense over the next 12 months.

9. COMMITMENTS AND CONTINGENCIES

        Future minimum calendar-year payments for operating lease commitments with remaining terms greater than one year as of March 31, 2008, are approximately as follows (in thousands):

2008—remainder	$15,012
2009	20,846
2010	19,136
2011	15,420
2012	12,813
Thereafter	22,995

Total	$106,222

        Total rental expense for all operating leases was approximately $5.14 million and $2.80 million for the three months ended March 31, 2008 and 2007, respectively.

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

        The Company, through its wholly owned affiliate LPL Financial Corporation ("LPL"), provides guarantees to securities clearing houses and exchanges under their standard membership agreements, which require a member to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing houses and exchanges, all other members would be required to meet any shortfall. The Company's liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these agreements is remote. Accordingly, no liability has been recognized for these transactions.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        In November 2005, prior to the Company's acquisition of IASG, MSC received a "Wells" notice from the Financial Industry Regulatory Authority ("FINRA") Department of Enforcement. The staff alleged that MSC had failed to maintain adequate supervisory procedures regarding certain variable annuity transactions, and failed to maintain accurate books and records related thereto. On July 23, 2007, the staff filed a complaint against MSC and certain of its employees in connection with this matter. Pursuant to a contractual arrangement, the Company will be indemnified for such claims and future settlements related to such matters by the prior owners.

        Other Commitments—As of March 31, 2008, the Company had received collateral primarily in connection with customer margin loans with a market value of approximately $485.11 million, which it can sell or repledge. Of this amount, approximately $182.92 million has been pledged or sold as of March 31, 2008; $126.70 million was pledged to a bank in connection with an unutilized secured margin line of credit, $25.96 million was pledged to various clearing organizations, and $30.26 million was loaned to the Depository Trust Company ("DTC") through participation in its Stock Borrow Program. As of March 31, 2007, the Company had received collateral primarily in connection with customer margin loans with a market value of approximately $385.57 million, which it can sell or repledge. Of this amount, approximately $153.70 million has been pledged or sold as of March 31, 2007: $100.88 million was pledged to a bank in connection with an unutilized secured margin line of credit, $36.23 million was pledged to various clearing organizations, and $16.59 million was loaned to the DTC through participation in its Stock Borrow Program.

10. STOCK-BASED COMPENSATION (SPLIT ADJUSTED)

        Certain employees, officers, and directors participate in stock option plans of the Company (the "2005 Plans"). The Company's FAs participate in a stock bonus plan. The terms of these plans are set forth in the 2007 Annual Report on Form 10-K.

        The Company adopted a 2008 incentive stock option plan (the "2008 Plan") effective January 1, 2008. Eligible participants include employees, officers, directors and consultants who make a significant contribution to the success of the Company. Subject to the approval of the Company's compensation committee, the 2008 Plan provides for an allocation of up to 2% of the outstanding stock (determined at such date on a fully diluted basis), with an additional 2% available on the first anniversary, and an additional 2 1/2% available on the second and third anniversaries. Notwithstanding the foregoing, unless otherwise specified by the Board, the percentage increases provided in each of the first, second and third anniversaries shall be reduced by the amount of stock options or warrants that are made available under any equity incentive plan established by the Company for the benefit of non-employee advisers to the Company. The exercise price of a stock option is equal to the fair market value of the stock on the grant date. Stock options vest in equal increments of 20% over a five-year period, and expire on the 10th anniversary following the date of grant. Collectively, the 2005 Plans and the 2008 Plan are referred to herein as the "stock option plans".

  Stock Option Plans

        On January 1, 2006, the Company adopted SFAS No. 123R (Revised), Share-Based Payment, ("SFAS 123R"). SFAS 123R requires the recognition of the fair value of share-based compensation in net income. The Company recognizes share-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. Prior to January 1, 2006, the

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. STOCK-BASED COMPENSATION (SPLIT ADJUSTED) (Continued)

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

        The Company recognized $0 and $350,000 of share based compensation for the three months ended March 31, 2008 and 2007, respectively, under APB 25 related to the vesting of stock options awarded to employees prior to January 1, 2006. The Company also recognized $815,000 and $57,000 of share-based compensation under SFAS 123R related to stock options awarded to employees during the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, total unrecognized compensation cost related to nonvested share-based compensation arrangements granted was $20.58 million, which is expected to be recognized over a weighted-average period of 5.76 years. Under SFAS 123R, the Company calculates the compensation cost for stock options based on its estimated fair value. As there are no observable market prices for identical or similar instruments, the Company estimates fair value using a Black-Scholes valuation model. See the 2007 Annual Report on Form 10-K for a discussion of the Company's methodology for each of the assumptions used in the valuation model.

        The following table presents the weighted-average assumptions used by the Company in calculating the fair value of stock options with the Black-Scholes valuation model for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Expected life (in years)	5.99	6.48
Expected stock price volatility	30.74%	33.04%
Expected dividend yield	—	—
Annualized forfeiture rate	1.00%	0.27%
Fair value of options	$9.77	$8.36
Risk-free interest rate	2.71%	5.24%

        The following table summarizes the Company's activity in its stock option plans for the three months ended March 31, 2008:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding—December 31, 2007	21,748,080	$2.46
Granted	1,441,000	27.80
Exercised	(203,218)	1.60
Forfeited	(78,112)	7.34

Options outstanding—March 31, 2008	22,907,750	$4.05

Options exercisable—March 31, 2008	20,656,000	$1.67

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. STOCK-BASED COMPENSATION (SPLIT ADJUSTED) (Continued)

        The following table summarizes information about stock options outstanding:

	Outstanding as of March 31, 2008			Exercisable as of March 31, 2008
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
At March 31, 2008:
$1.07-$2.38	20,615,590	4.89	$1.64	20,615,590	$1.64
$10.30-$18.90	232,010	8.70	16.43	40,410	15.41
$21.60-$27.80	2,060,150	9.72	26.76	—	—

	22,907,750	5.36	$4.05	20,656,000	$1.67

  Stock Bonus Plan

        The Company's FAs participate in a stock bonus plan, which provides for the grant and allocation of up to 7,716,930 bonus credits. Each bonus credit represents the right to receive shares of common stock in the Company. Participation in the stock bonus plan is dependent upon meeting certain eligibility criteria, and shares are allocated to eligible participants based on certain performance metrics, including amount and type of commissions as well as tenure with the firm. Bonus credits vest annually in equal increments of 33 1/3% over a three-year period commencing in 2006 and expire on the 10th anniversary following the date of grant. Vested bonus credits convert into shares of common stock only upon the occurrence of a Company sale that constitutes a change in control or subsequent to an initial public offering. Unvested bonus credits held by FAs who terminate prior to vesting will be forfeited and may be reallocated to other FAs eligible under the plan. A summary of the stock bonus plan for the three months ended March 31, 2008, is as follows (split adjusted):

Outstanding—December 31, 2007	7,474,320
Granted	—
Exercised	—
Canceled	(25,290)

Outstanding—March 31, 2008	7,449,030

        The Company accounts for bonus credits granted to its FAs in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and measures such grants at their then-current lowest aggregate value. Since the value is contingent upon the Company's decision to sell itself or perform an initial public offering, the current aggregate value will be zero until such event occurs. Upon the occurrence of such an event, the Company will record an expense related to the vested portion of the stock bonus plan and accrue the remaining portion over the remainder of the vesting period.

11. EMPLOYEE AND ADVISOR BENEFIT PLANS

        The Company has a 401(k) defined contribution plan. All employees meeting minimum age and length of service requirements are eligible to participate. The Company has an employer matching program whereby employer contributions are made to the 401(k) plan in an amount equal to 50% of

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. EMPLOYEE AND ADVISOR BENEFIT PLANS (Continued)

the lesser of the amount designated by the employee for withholding and contribution to the 401(k) plan or 10% of the employee's total compensation. The Company's total cost under the 401(k) plan was $1.23 million and $823,000 for the three months ended March 31, 2008 and 2007, respectively.

        On January 1, 2008, the Company adopted a non-qualified deferred compensation plan for the purpose of attracting and retaining FAs who operate, for tax purposes, as independent contractors, by providing an opportunity for participating FAs to defer receipt of a portion of their gross commissions generated primarily from commissions earned on the sale of various products. The deferred compensation plan has been fully funded to date by participant contributions. Plan assets are invested in mutual funds, which are held by the Company in a Rabbi Trust and accounted for in accordance with EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested ("EITF 97-14"). The liability for benefits accrued under the non-qualified deferred compensation plan totaled $3.09 million at March 31, 2008, and is included in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition. The cash values of the related trust assets was $3.17 million at March 31, 2008, which is included in other assets in the accompanying consolidated statements of financial condition.

        The UVEST Non-Qualified Deferred Compensation Plan (the "Compensation Plan"), which is available to certain executives of UVEST, is a supplemental retirement program that allows these executives to make pretax contributions above amounts allowed in qualified plans. No contributions have been made by the Company since the acquisition of UVEST. The Compensation Plan has been fully funded to date by participant contributions. Plan assets are invested in Corporate Owned Life Insurance, which are held by the Company in a Rabbi Trust and accounted for in accordance with EITF 97-14. As of March 31, 2008, the Company has recorded an asset of approximately $560,000 and a liability of $660,000 related to this plan, which is included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying consolidated statements of financial condition.

        Certain FAs, employees and officers of the IASG broker-dealer subsidiaries participated in deferred compensation plans provided by Pacific Life Insurance Company. The plans permitted participants to defer portions of their compensation and earn interest on the deferred amounts. The interest rate was determined annually. The assets of the plans are held in a Rabbi Trust and accounted for in accordance with EITF 97-14. The plans ceased on June 20, 2007. Deferred compensation in the amount of $3.91 million is included in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition for the year ended March 31, 2008.

        In conjunction with the sale of IASG to the Company, Pacific Life Insurance Company committed to provide retention plan distributions to employees and FAs of IASG's broker-dealer subsidiaries that remain with the Company through March 31, 2008. Benefits received by the Company are recorded as commission and compensation expense in the accompanying consolidated statements of income. Benefits received under the plans totaled $3.11 million during the three months ended March 31, 2008. The retention plan distributions were made on March 31, 2008 pursuant to the terms of the purchase and sale agreement.

        In accordance with the sale of IFMG to the Company, Sun Life committed to provide retention plan distributions to employees of IFMG's broker-dealer subsidiaries that remain with the Company. Benefits received by the Company are recorded as compensation expense in the accompanying

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. EMPLOYEE AND ADVISOR BENEFIT PLANS (Continued)

consolidated statements of income. Benefits received under the plans totaled $464,000 during the three months ended March 31, 2008.

12. SEGMENT INFORMATION

        As discussed in Note 2, the Company currently believes that its operating segments (IAS, IS, and CCS) offer similar economic characteristics, similar products and services, a similar production and distribution process, and operate in a similar regulatory environment. In accordance with SFAS 131, the Company has combined its operating segments into one reportable segment, "Advisor Services". The Company's chief operating decision maker (the Chief Executive Officer) currently evaluates the performance of its segments based on earnings, excluding indirect costs and costs not managed by the segment manager (the Company's service channel presidents). Such financial information is derived from the Company's internal management reporting system, which does not currently include indirect costs such as compensation and related costs for shared corporate functions (e.g. legal, accounting, finance and human capital), as well as other corporate and shared costs such as occupancy, equipment, interest, depreciation and certain promotional, travel and professional expenses. These costs are presented below as "Unallocated" in reconciling the Company's measure of earnings from its Advisor Services segment to its condensed consolidated financial statements. Balance sheet disclosure information pursuant to SFAS 131 is not presented because the chief operating decision maker does not obtain this information on a segment basis when making decisions about resources or assessing operating segment performance.

        The following table presents the Company's segment information as reviewed by its chief operating decision maker and a reconciliation to the Company's condensed consolidated financial statements, including the reclassification of the results presented for March 31, 2007 for comparability to the current period presentation, as discussed in Note 2 (in thousands):

	Advisor Services	Unallocated	Total
Three months ended March 31, 2008
Revenues	$798,647	$—	$798,647
Production expense(1)	553,331	—	553,331

Gross margin	245,316	—	245,316
General and administrative expense	82,638	88,076	170,714

EBITDA	$162,678	$(88,076)	$74,602

Three months ended March 31, 2007(2)
Revenues	$562,717	$—	$562,717
Production expense(1)	393,086	—	393,086

Gross margin	169,631	—	169,631
General and administrative expense	66,372	21,773	88,145

EBITDA(3)	$103,259	$(21,773)	$81,486

(1)
Production expense is comprised of commissions and advisory fees, and brokerage, clearing and exchange expenses.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. SEGMENT INFORMATION (Continued)

(2)
Certain fiscal year 2008 organization reclassifications have been reflected retroactively to provide improved comparability.

(3)
"EBITDA" is defined as earnings before interest, taxes, depreciation, and amortization. EBITDA for the Advisor Services segment represents the Company's measure of earnings excluding unallocated indirect corporate costs.

        Revenues from the Company's significant products and services consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Commission revenues:
Annuities	$204,742	$129,023
Mutual funds	135,032	100,037
Other	80,871	70,221

Total commission revenues	420,645	299,281
Advisory fees	216,277	156,500
Asset-based fees	88,607	52,892
Fee revenues	40,156	25,536
Transaction revenues	18,321	13,577
Interest income	9,060	7,910
Other	5,581	7,021

Total revenues	$798,647	$562,717

13. NET CAPITAL/REGULATORY REQUIREMENTS

        The Company's registered broker-dealers are subject to the Securities and Exchange Commission's ("SEC") Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital, as defined. Net capital is calculated for each broker-dealer subsidiary individually. Excess net capital of one broker-dealer subsidiary may not be used to offset a net capital deficiency of another broker-dealer subsidiary. Net capital and the related net capital requirement may fluctuate on a daily basis.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. NET CAPITAL/REGULATORY REQUIREMENTS (Continued)

        Net capital and net capital requirements for the Company's broker-dealer subsidiaries as of March 31, 2008, are presented in the following table (in thousands):

	March 31, 2008
	Net Capital	Minimum Net Capital Required	Excess Net Capital
LPL Financial Corporation	$62,279	$8,303	$53,976
UVEST Financial Services Group, Inc.	6,421	2,296	4,125
Mutual Service Corporation	8,274	1,833	6,441
Associated Securities Corp.	2,473	250	2,223
Waterstone Financial Group, Inc.	4,191	544	3,647
IFMG Securities, Inc.	10,761	250	10,511

Total	$94,399	$13,476	$80,923

        LPL is a clearing broker-dealer, and the remaining subsidiaries are introducing broker-dealers.

14. STOCK SPLIT

        The Company affected a ten-for-one stock split as of January 1, 2008, with all fractional shares being rounded down to the nearest whole share. In accordance with the SEC's Staff Accounting Bulletin Topic 4C, all per share amounts, average shares outstanding, and shares outstanding have been adjusted retroactively to reflect the stock split.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risk Factors" in Part I1, Item 1A of this report. The following discussion should be read in conjunction with our 2007 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, and the Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q.

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

        Our business model, together with our scale, allows us to gain significant recurring revenue. For the three months ended March 31, 2008 and 2007, our recurring revenues were 60.7% and 58.5%, respectively, of overall revenue. This recurring revenue comes from advisory fees charged to customers, asset-based fees, 12b-1 fees, fees related to our cash sweep programs, interest earned on margin accounts, and technology and service fees charged to our FAs.

Matters that May Affect Comparability

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

        On November 7, 2007, we acquired all of the outstanding capital stock of IFMG, further expanding our reach in offering financial services to banks, savings and loan institutions, and credit unions nationwide. Purchase consideration paid at closing was $25.69 million, and was financed with borrowings against our revolving credit facility. In addition to the initial purchase price, the acquisition provides for post-closing payments over the next two and a half years totaling approximately

$5.00 million, based primarily on the successful recruitment and retention of certain customer relationships. These post-closing payments will be recorded as additional consideration when made.

        Collectively, the acquisitions of IASG and IFMG are referred to herein as our "acquisitions".

        On December 31, 2007 we ceased the operations of our subsidiary Innovex Mortgage inc. ("Innovex"). Prior to that date, Innovex provided comprehensive mortgage services for the residential properties of our IFAs' clients. Innovex enabled our IFAs to build relationships by offering their clients mortgage solutions by originating, underwriting and funding a variety of mortgage and home equity loan products to suit the needs of the borrowers. Through Innovex, we provided mortgage brokerage and lending services in 46 states and the District of Columbia. Innovex originated residential mortgage loans internally through a warehouse line of credit facility or externally as a broker for other banks.

        The discussion below relating to our operating results represents our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends (such as our acquisitions) and, where possible and practical, have quantified the impact of such items.

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

        Set forth below is a computation of EBITDA and a reconciliation of EBITDA to net income, the most closely analogous GAAP measure:

	Three months ended March 31,
	2008	2007
	(in thousands)
Net income	$11,665	$18,487
Interest expense	30,681	30,746
Income tax expense	8,634	14,564
Depreciation and amortization	23,622	17,689

EBITDA	$74,602	$81,486

Factors That May Affect Future Operating Results

        The following factors may affect our financial performance:

Recruitment and Development of Financial Advisors

        Our revenues are impacted by our ability to grow our existing FAs' businesses and to continue to grow the number of our licensed FAs and Financial Institutions.

  •
  Mature advisor growth from mature FAs represents the growth in commission and advisory revenues of FAs who have been licensed with us for three or more years. We have been successful at retaining our most productive FAs.

  •
  Sales growth from newly recruited FAs. We typically recruit experienced FAs who were previously licensed with other broker-dealers and have established customer bases of their own. As a result, newly recruited FAs are initially focused on transitioning customer assets from their prior firms to us. We expect newly recruited FAs to return to the approximate production levels they achieved with their prior firms within three years of joining us. As a result, a portion of our near-term revenue growth in a given year is driven by the size of the recruiting classes of the prior two years. For example, the recruiting classes of 2006 and 2007 contributed to revenue growth in 2008.

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

        Our business model, together with our scale, allows us to support significant levels of recurring revenue. The proportion of our total revenue that is recurring has increased slightly from 58.5% for the three months ended March 31, 2007 to 60.7% for the three months ended March 31, 2008. The increase in recurring revenue is primarily attributable to significant increases in revenues related to our acquisitions of IASG, which accounted for an $86.01 million increase in total revenues, and IFMG which accounted for $33.30 million increase in total revenues.

        In addition, the stability of our business is further enhanced by our limited reliance on margin lending. Our interest from margin lending represented only 0.9% and 1.1% of our total revenues for the three months ended March 31, 2008 and 2007, respectively. Furthermore, we have experienced no losses from write-offs of margin loans over the past five years.

        The table below shows the recurring revenue components of our significant revenue categories for the periods indicated below:

	% of Total Revenue Three Months Ended March 31,
	2008	2007
Advisory fee revenue	27.1%	27.8%
Asset-based fee revenue	11.1%	9.4%
12b-1 fee revenue	10.3%	9.5%
Variable and group trail and life insurance renewal revenue	6.0%	5.2%
Fee revenue	5.1%	4.7%
Margin interest and other revenue	1.1%	1.9%

Total recurring revenue	60.7%	58.5%

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

Critical Accounting Policies

        Our discussion and analysis of our operating results as presented in the following tables are based on our unaudited condensed consolidated financial statements, which have been prepared in conformity with GAAP. We believe that of our critical accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex, subjective judgments that can materially impact reported results. Changes in these estimates or assumptions could materially impact our financial condition and results of operation.

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

        Additionally, we account for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. We are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our consolidated financial statements.

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

Share-Based Compensation

        On January 1, 2006, we adopted SFAS 123R, which requires the recognition of the fair value of share-based compensation in net income. We recognize share-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. Prior to January 1, 2006, we accounted for employee equity awards using APB 25 and related interpretations in accounting for share-based compensation. We adopted the provisions of SFAS 123R using the prospective transition method, whereby we will continue to account for nonvested equity awards to employees outstanding at December 31, 2005 using APB 25, and apply SFAS 123R to all awards granted or modified after that date.

        Under SFAS 123R, we calculate compensation expense for stock options based on their estimated fair value. As there are no observable market prices for identical or similar instruments, we estimate fair value using a Black-Scholes valuation model.

Operating Results for the Three Months Ended March 31, 2008 compared with the Three Months Ended March 31, 2007

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(in thousands)
Revenues
Commissions	$420,645	$299,281	$121,364	40.6%
Advisory fees	216,277	156,500	59,777	38.2%
Asset-based fees	88,607	52,892	35,715	67.5%
Transaction and other fees	58,477	39,113	19,364	49.5%
Other	14,641	14,931	(290)	(1.9)%

Total revenues	798,647	562,717	235,930	41.9%

Expenses
Production	553,330	393,086	160,244	40.8%
Compensation and benefits	92,709	47,281	45,428	96.1%
General and administrative	73,520	38,640	34,880	90.3%
Depreciation and amortization	23,622	17,689	5,933	33.5%
Other	4,486	2,224	2,262	101.7%

Total non-interest expenses	747,667	498,920	248,747	49.9%
Interest expense from operations	514	119	395	331.9%
Interest expense from senior credit facilities and subordinated notes	30,167	30,627	(460)	(1.5)%

Total expenses	778,348	529,666	248,682	47.0%

Income before provision for income taxes	20,299	33,051	(12,752)	(38.6)%
Provision for income taxes	8,634	14,564	(5,930)	(40.7)%

Net income	$11,665	$18,487	$(6,822)	(36.9)%

        After five consecutive years of gains through 2007, the Standard & Poors 500 Index and Nasdaq Composite Index declined by 10% and 7.9%, respectively, in the first quarter of 2008. These declines impacted the Company's fee based business, which is based upon asset levels and economic uncertainty contributed to a general slowdown in commissions. During this period of equity market decline, flows increase into the money market and insured cash account products which in turn contributed to the large growth in asset-based fees.

        During 2007 we completed three significant business combinations (UVEST, IASG and IFMG), and made several enhancements to our organizational structure. Consequently, additional focus and investments have been made to support and fuel core growth, which includes increased recruiting expenditures, and to adequately address the increased volumes added to the business in the prior year. These additional investments include strengthening of our systems infrastructure, adding significant staff to our service and operations groups, and strengthening our senior management team across the organization.

        Total revenues increased $235.93 million, or 41.9%, for the three months ended March 31, 2008, compared to the corresponding period in the prior year. Our acquisitions resulted in a $119.31 million, or 50.6%, of the total revenue increase. Excluding acquisitions, the increase in revenue was driven by a 16.2% net increase in the number of overall FAs.

        Our income before provision for income taxes for the three months ended March 31, 2008 was $20.30 million, down 38.6% from $33.05 million for the three months ended March 31, 2007.

        The following table sets forth our commission revenue by product category included in our condensed consolidated statements of income for the periods indicated (in millions):

	Three Months Ended March 31,
	2008	% Total	2007	% Total
Annuities	$204.74	48.7%	$129.02	43.1%
Mutual funds	135.03	32.1%	100.04	33.4%
Insurance	23.24	5.5%	17.53	5.9%
Alternative investments	21.89	5.2%	22.41	7.5%
Equities	20.32	4.8%	19.06	6.4%
Fixed income	14.78	3.5%	10.59	3.5%
Other	0.65	0.2%	0.63	0.2%

Total commission revenue	$420.65	100.0%	$299.28	100.0%

Revenues

        Summary.    In addition to the explanations provided below, in each case, the increase in revenue was mainly driven by an increase in our overall FA base (excluding our acquisitions), which increased 16.2%, from 8,039 as of March 31, 2007 to 9,339 as of March 31, 2008.

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

    Commission revenue increased $121.36 million, or 40.6%, to $420.65 million for the three months ended March 31, 2008, compared with $299.28 million for the three months ended March 31, 2007. Our acquisitions comprise $89.37 million or 73.6% of the increase. The remaining increase is primarily attributable to increased commissions on the sale of annuities and mutual funds. Commission revenues from the sale of annuities and mutual funds (excluding our acquisitions) grew $31.39 million, or 13.7%, for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

  •
  Advisory fees.  Advisory fee revenues represent fees charged by us and our FAs, to customers based on the value of assets under management.

    Advisory fees increased $59.78 million, or 38.2%, to $216.28 million for the three months ended March 31, 2008, compared with $156.50 million for the three months ended March 31, 2007. Our acquisitions comprise $18.65 million, or 31.2% of the increase. The remaining increase was primarily due to higher asset balances in advisory programs, partially due to a trend among our FAs to provide a higher percentage of fee-based advisory services to their customers. Consequently, this trend is driving an increase in recurring revenues (excluding our acquisitions) as a percentage of total revenue.

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

    Asset-based fees increased $35.72 million, or 67.5%, to $88.61 million for the three months ended March 31, 2008, compared with $52.89 million for the three months ended March 31, 2007. Our acquisitions comprise $4.72 million, or 13.2% of the increase. The remaining increase was led by a $23.81 million increase in fees from our cash sweep vehicles primarily as a result of an 86.6% increase in customer balances, which increased from $9.70 billion as March 31, 2007, to $18.10 billion as of March 31, 2008.

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

    Transaction and other fees increased $19.36 million, or 49.5%, to $58.48 million for the three months ended March 31, 2008, compared with $39.11 million for the three months ended March 31, 2007. Our acquisitions comprise $4.49 million, or 23.2% of the increase. The remaining increase is attributed primarily to the 16.2% growth in our overall FA base (excluding our acquisitions) and an increase in trade volume. Specifically, our total trade volume increased by 1.08 million, or 56.0%, to 3.01 million for the three months ended March 31, 2008, compared with 1.93 million for the three months ended March 31, 2007, which is primarily attributable to an increase in the number of customer accounts.

  •
  Other revenue.  Other revenue includes marketing re-allowances from certain product manufacturers as well as interest income from customer margin accounts and cash equivalents.

    Other revenue decreased $290,000, or 1.9%, to $14.64 million for the three months ended March 31, 2008, compared with $14.93 million for the three months ended March 31, 2007. Through our mortgage affiliate Innovex, we recognized gains related to mortgage loans held for sale during the three months ended March 31, 2007 that did not recur in the same period in 2008 because we ceased the operations of Innovex on December 31, 2007.

Expenses

  •
  Production expenses.  Production expenses consist of commissions and advisory fees as well as brokerage, clearing, and exchange fees. We pay out the majority of commissions and advisory fees received from sales or services provided by our FAs. Substantially all of these pay-outs are variable and correlated to the revenues generated by each FA.

    Production expenses increased $160.24 million, or 40.8%, to $553.33 million for the three months ended March 31, 2008, compared with $393.09 million for the three months ended March 31, 2007. Our acquisitions comprise $97.60 million, or 60.9% of the increase. The remaining increase was primarily attributable to higher payout products making up a larger share of commission and advisory revenue. This increase is consistent with the 16.0% increase in commission and advisory fee revenue, excluding our acquisitions.

  •
  Compensation and benefits.  Compensation and benefits represent compensation-related expenses, including stock-based compensation for our employees, including temporary employees and consultants.

    Compensation and benefits increased $45.43 million, or 96.1%, to $92.71 million for the three months ended March 31, 2008, compared with $47.28 million for the three months ended March 31, 2007. Our acquisitions comprise $13.67 million, or 30.1% of the increase. The remaining increase is primarily attributed to salaries and benefits which comprises $20.77 million, or 45.7% of the increase, excluding our acquisitions. The average number of full-time employees increased by 768, or 45.3%, to 2,464 for the three months ended March 31, 2008, compared to 1,696 for the three months ended March 31, 2007. With our acquisitions, our average number of full-time employees has increased by an additional 371.

  •
  General and administrative expenses.  General and administrative expenses include promotional fees, occupancy and equipment, communications and data processing, regulatory fees, travel and entertainment, and professional services.

    General and administrative expenses increased $34.88 million, or 90.3%, to $73.52 million for the three months ended March 31, 2008, compared with $38.64 million for the three months ended March 31, 2007. Our acquisitions comprise $8.66 million, or 24.8% of the increase. The remaining increase is attributable to increases of $11.30 million in promotional fees, $4.67 million in occupancy and equipment, and $4.79 million in professional fees, all of which are primarily attributable to our overall growth.

  •
  Depreciation and amortization.  Depreciation expense is related to our capital assets such as office equipment and technology. Amortization expense is primarily related to the amortization of our finite-lived intangible assets and internally developed software.

    Depreciation and amortization expense increased $5.93 million, or 33.5%, to $23.62 million for the three months ended March 31, 2008, compared with $17.69 million for the three months ended March 31, 2007. Our capital expenditures increased $7.99 million, to $18.45 million for the three months ended March 31, 2008, compared to $10.46 million for the three months ended March 31, 2007, resulting in an increase in depreciation expense. In addition, depreciation and amortization recognized on recently acquired assets resulting from our acquisitions accounted for $1.45 million of the increase.

  •
  Other expenses.  Other expenses include bank fees, other taxes, and other miscellaneous expenses.

    Other expenses increased $2.26 million, or 101.7%, to $4.49 million for the three months ended March 31, 2008, compared with $2.22 million for the three months ended March 31, 2007. Our acquisitions comprise $1.85 million, or 82.0% of the increase.

  •
  Interest expense.  Interest expense includes operating interest expense related to brokerage operations and mortgage lending, and non-operating interest expense for debt coverage.

    Interest expense decreased $65,000 to $30.68 million for the three months ended March 31, 2008, compared with $30.75 million for the three months ended March 31, 2007, reflecting lower average interest rate on borrowings offset in part by an increase in the principal amount of debt outstanding (due to our acquisitions).

  •
  Provision for Income Taxes.  Provision for income taxes decreased $5.93 million to $8.63 million for the three months ended March 31, 2008, compared with $14.56 million for the three months ended March 31, 2007. The decrease in income tax expense was primarily related to the decrease in pre-tax income over comparable periods. Our effective tax rate for the three months ended March 31, 2008 was 42.5% as compared to 44.1% for the three months ended March 31, 2007.

Recent Accounting Pronouncements

        With the exception of the item discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance, to us.

Additional Disclosures for Derivative Instruments and Hedging Activities

        In March 2008, the FASB issued SFAS 161, which requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our consolidated financial statements.

Liquidity and Capital Resources

Summary of Changes in Cash and Cash Equivalents

        Net cash provided by operating activities for the three months ended March 31, 2008 and 2007, was $155.27 million and $6.85 million, respectively. The increase is largely attributable to operating cash levels associated with the deposit taking and margin lending activities of our customers, as well as the funding and settling of their transactions.

        Net cash used in investing activities for the three months ended March 31, 2008 and 2007, was $17.96 million and $72.90 million, respectively. The decrease is principally due to our January 2, 2007 acquisition of UVEST, for which $63.27 million was paid during the period ended March 31, 2007, offset in part by a $7.99 million annual increase in capital expenditures.

        Net cash provided by financing activities for the three months ended March 31, 2008 was $40.72 million as compared to net cash used in financial activities for the three months ended March 31, 2007 of $1.01 million. During fiscal year 2008, we repaid $40.00 million of bank loans.

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

        Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from the delayed receipt of customer funds associated with the settlement of customer transactions in securities markets. Historically, these timing differences were funded either with internally generated cash flow or, if needed, with funds drawn under short-term borrowing facilities, including both committed unsecured lines of credit and uncommitted lines of credit secured by customer securities. We also may borrow up to $100.00 million for working capital and other general corporate purposes under the revolving credit facility which has been provided under our senior secured credit facilities. Currently, $10.00 million of such facility is being utilized to support the issuance of an irrevocable letter of credit issued for the benefit of The Private Trust Company, N.A ("PTC"). Additionally, LPL, one of our broker-dealer subsidiaries, continues to utilize uncommitted lines which are secured by customer securities to fund margin loans.

        Our registered broker-dealers are subject to the SEC's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL and Associated Securities Corp., an introducing broker-dealer and wholly owned subsidiary of AFG, compute net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customers' transactions, as defined. LPL is also subject to the Commodity Futures Trading Commission's ("CFTC") minimum financial requirements, which require that it maintain net capital, as defined, equal to 4% of customer funds required to be segregated pursuant to the Commodity Exchange Act, less the market value of certain commodity options, all as defined. UVEST, MSC and WFG all compute net capital requirements under the aggregate indebtedness method, which requires firms to maintain minimum net capital, as defined, of not less than 6 2/3% of aggregate indebtedness, also as defined.

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

Liquidity Assessment

        We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving credit borrowings under our senior secured credit facilities, will be adequate to satisfy our working capital needs, the payment of all of our obligations, and the funding of anticipated capital expenditures, for the foreseeable future. Our conclusion is based on recent levels of net cash flow from our operations of approximately $155.27 million and the significant additional borrowing capacity that exists under our revolving credit facility.

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

Indebtedness

        As of March 31, 2008, we had outstanding $550.00 million of borrowings under our senior secured credit facilities and $833.97 million of senior unsecured subordinated notes. The senior secured credit facilities also include a $100.00 million revolving credit facility, $10.00 million of which is currently being utilized to support the issuance of an irrevocable letter of credit. As of March 31, 2008, $65.00 million was available for future borrowings. This facility expires on December 28, 2011. We also maintain uncommitted lines of credit, which have an unspecified limit, primarily dependent on our ability to provide sufficient collateral. Additionally, in an effort to mitigate interest rate risk, we entered into an interest rate swap agreement to hedge the variability on $495.00 million of our floating rate senior secured credit facilities.

  Interest Rate and Fees

        Borrowings under our senior secured credit facilities bear interest at a base rate equal to LIBOR plus an applicable margin. The applicable margin for borrowings is currently, (x) under the revolving credit facility, 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings and (y) under the senior secured term loan facility, 1.50% with respect to base rate borrowings and 2.50% with respect to LIBOR borrowings. The applicable margin on the senior secured term loan facility may be changed depending on what our leverage ratio is or how our credit is rated.

        In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate is currently 0.375% per annum, but is subject to change depending on our leverage ratio is. We must also pay customary letter of credit fees.

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

        Guarantee and Security.    The senior secured facilities are secured primarily through pledges of the capital stock in our subsidiaries.

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

  •
  a minimum interest coverage ratio; and
  •
  a maximum total leverage ratio.

  Interest Rate Swaps

        On January 30, 2006, we entered into five interest rate swap agreements ("Swaps"). An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. We use the Swaps to hedge the variability on our floating rate for approximately $495.00 million of our senior secured notes. We are required to pay the counterparty to the agreement fixed interest payments on a notional balance, and in turn, receive variable interest payments on that notional balance. Payments are settled quarterly on a net basis. As of March 31, 2008, we assessed the Swaps as being highly effective and we expect them to continue to be highly effective. While approximately $338.97 million of our senior secured notes remain unhedged as of March 31, 2008, the risk of variability on our floating interest rate is mitigated by our margin interest loans made to our customers. At March 31, 2008, our receivable from customers for margin loan activity was approximately $346.51 million.

  Senior Unsecured Subordinated Notes

        The notes are due in 2015, and bear interest at 10.75% per annum. Interest payments are payable semi-annually in arrears. We are not required to make mandatory redemption or sinking fund payments with respect to the notes and at March 31, 2008, the entire $550.00 million was still outstanding. The senior unsecured subordinated notes are subject to certain financial and non-financial covenants. As of March 31, 2008, we were in compliance with all such covenants.

Contractual Obligations

        The following table provides information with respect to our commitments and obligations as of March 31, 2008:

	Payments due by period
	Total(4)	< 1 year	1-3 years	4-5 years	> 5 years
	(in thousands)
Operating Lease Obligations(2)	$106,222	$20,224	$38,625	$26,748	$20,625
Senior Secured Credit Facilities and Senior Unsecured Notes(1)(3)	1,383,965	8,424	16,848	16,848	1,341,845
Bank loans payable	25,000	25,000	—	—	—
Fixed Interest Payments	458,219	59,125	118,250	118,250	162,594
Variable Interest Payments(3)	203,280	29,841	78,110	76,609	18,720
Interest Rate Swap Agreements(3)	55,574	21,261	28,621	5,692	—

Total contractual cash obligations	$2,232,260	$163,875	$280,454	$244,147	$1,543,784

(1)
Note 7 and 8 of our unaudited condensed consolidated financial statements provides further detail on these debt obligations.

(2)
Note 9 of our unaudited condensed consolidated financial statements provides further detail on operating lease obligations.

(3)
Our senior credit facilities bear interest at floating rates. Of the $833.97 million outstanding at March 31, 2008, we have hedged the variable rate cash flows using interest rate swaps of

  $495.00 million of principle (see Note 8 of our unaudited consolidated financial statements). Variable interest payments are shown for the unhedged ($338.97 million) portion of the senior credit facilities assuming the three-month LIBOR remains unchanged at 2.70% (see Note 7 of our unaudited condensed consolidated financial statements for more information).

(4)
As of March 31, 2008, we reflect a liability for unrecognized tax benefits (FIN 48) of $15.43 million, which we have included in income taxes payable on the accompanying consolidated statements of financial condition. Due to the high degree of uncertainty regarding the timing of our cash outflows of liabilities for unrecognized tax benefits, a reasonable estimate of the period of cash settlement can not be made.

Other Commitments and Contingencies

        Guarantees    We occasionally enter into certain types of contracts that contingently require us to indemnify certain parties against third-party claims. These contracts primarily relate to real estate leases under which we may be required to indemnify property owners for claims and other liabilities arising from our use of the applicable premises. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, we have determined that it is not possible to make an estimate of the amount that we could be obligated to pay under such contracts.

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

        Litigation    We have been named as a defendant in various legal actions, including arbitrations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot predict with certainty what the eventual loss or range of loss related to such matters will be. We believe, based on current knowledge, after consultation with counsel, and consideration of insurance, if any, that the outcome of such matters will not have a material adverse effect on our results of operations, cash flows or financial condition.

        Regulatory    Our businesses, as well as the financial services industry generally, are subject to extensive regulation. As a matter of public policy, securities regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. The SEC is the federal agency responsible for the administration of the federal securities laws, while the CFTC is the federal agency responsible for the administration of the federal commodities laws. The exchanges, FINRA and the National Futures Association are self-regulatory bodies composed of members, such as our broker-dealer subsidiaries, that have agreed to abide by the respective bodies' rules and regulations. Each of these regulatory bodies may examine the activities of, and may expel, fine, and other wise discipline member firms and their registered representatives. The laws, rules, and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules, and regulations are constantly changing. The effect of any such changes cannot be predicted and may impact the manner of our operations and profitability.

        In November 2005, prior to our acquisition of IASG, MSC received a "Wells" notice from FINRA's Department of Enforcement. The staff alleged that MSC had failed to maintain adequate supervisory procedures regarding certain variable annuity transactions, and failed to maintain accurate books and records related thereto. On July 23, 2007, the staff filed a complaint against MSC and certain of its employees in connection with this matter. Pursuant to a contractual arrangement, the

Company will be indemnified for such claims and future settlements related to such matters by the prior owners.

        Other Commitments    As of March 31, 2008, the Company had received collateral primarily in connection with customer margin loans with a market value of approximately $485.11 million, which we can sell or repledge. Of this amount, approximately $182.92 million has been pledged or sold as of March 31, 2008; $126.70 million was pledged to a bank in connection with an unutilized secured margin line of credit, $25.96 million was pledged to various clearing organizations, and $30.26 million was loaned to the DTC through participation in its Stock Borrow Program. As of March 31, 2007, the Company had received collateral primarily in connection with customer margin loans with a market value of approximately $385.57 million, which it can sell or repledge. Of this amount, approximately $153.70 million had been pledged or sold as of March 31, 2007: $100.88 million was pledged to a bank in connection with an unutilized secured margin line of credit, $36.23 million was pledged to various clearing organizations, and $16.59 million was loaned to the DTC through participation in its Stock Borrow Program.

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

        In conjunction with the acquisition of UVEST, we made full-recourse loans to certain members of management (also selling stockholders), all of which are now stockholders. As of March 31, 2008, outstanding stockholder loans, which are reported as a deduction from stockholders' equity, were approximately $1.26 million.

        As part of its brokerage operations, LPL periodically enters into when-issued and delayed delivery transactions on behalf of its customers. Settlement of these transactions after March 31, 2008 does not have a material effect on our consolidated statements of financial condition.

Off-balance Sheet Arrangements

        At March 31, 2008, we did not have any off-balance sheet arrangements as that term is defined in Item 303 of Regulation S-X of the Securities Act that are likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

        We bear some market risk on margin transactions affected for our FAs' clients. In margin transactions, we extend credit to clients, collateralized by cash and securities in the client's account. As our IFAs execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client's account is insufficient to fully cover losses from such investments, and our IFAs fail to reimburse us for such losses. The risk of default depends on the creditworthiness of the client. To minimize this risk we assess the creditworthiness of the clients and monitor the margin level daily. Clients are required to deposit additional collateral, or reduce positions, when necessary.

        We also have market risk on the fees we earn that are based on the market value of assets in certain client accounts and for which ongoing fees or commissions are paid. We do not enter into derivatives or other similar financial instruments for trading or speculative purposes.

Interest Rate Risk

        We are exposed to risk associated with changes in interest rates. As of March 31, 2008, all of the outstanding debt under our senior secured credit facilities, $833.97 million, was subject to floating interest rate risk. To provide some protection against potential rate increases associated with our floating senior secured credit facilities, in January 2006 we entered into derivative instruments in the form of Swaps covering a significant portion ($495.00 million) of our senior secured indebtedness. The Swaps qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, any interest rate differential is reflected in an adjustment to interest expense over the lives of the Swaps. While the unhedged portion of our senior secured debt is subject to increases in interest rates, we believe that this risk is offset with variable interest rates associated with customer borrowings. At March 31, 2008, we had $338.97 million in unhedged senior secured borrowings, the variable cost of which is offset by variable interest income on $346.51 million of customer borrowings. Because of this relationship, and our expectation for outstanding balances in the future, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes. For a discussion of such Swaps, see Note 8 to our unaudited condensed consolidated financial statements.

        We offer two primary cash sweep programs depending on account type: money market sweep vehicles involving multiple money market fund providers and the Insured Cash Account ("ICA"), an insured bank deposit sweep vehicle. Our ICA program uses multiple non-affiliated banks to provide customers with up to $1.00 million ($2.00 million joint) of FDIC insurance for customer deposits custodied at the banks. While our customers earn interest for balances on deposit in the ICA program, we earn a fee. Our fees from the ICA program are not based on prevailing interest rates, but may be adjusted in a declining interest rate environment or for other reasons. Changes in interest rates for the ICA program are monitored by our Fee and Rate Setting Committee (the "FRS Committee"), which governs and approves any changes to our ICA fees. By meeting promptly after interest rates change, or for other market or non-market reasons, the FRS Committee balances financial risk of the ICA program with a product that offers competitive customer yields. However, as short-term interest rates hit lower levels, the FRS Committee may be compelled to lower ICA program fees. A 0.25% decrease in short-term interest rates, if accompanied by a commensurate reduction in ICA program fees, would result in a decrease in income before income taxes of $20.00 million over the subsequent twelve month period (assuming customer balances at March 31, 2008 held constant over that 12 month period). Actual impacts to the ICA program may be less, depending on interest rate levels, the significance of change, and the FRS Committee's strategy in responding to that change.

        As short-term interest rates hit lower levels the FRS may be compelled to lower ICA program fees. As an example, in March 2008, when the Federal Reserve reduced the Fed Funds rate from 3.0% to 2.25%, ICA program fees were lowered temporarily at a cost of $2.2 million. While the 0.25% decrease in the Fed Funds rate to 2.00% on April 30, 2008 did not impact ICA program fees, further reductions in short term rates could reduce program fee revenue by as much as $2.00 million per month assuming customer balances remain constant. The actual impacts to the ICA program may be less, depending on the FRS Committee strategy in responding to that change.

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

Change in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our 2007 Annual Report on Form 10-K.

Item 1A.    Risk Factors.

        In addition to the other information set forth in this Quarterly Report of Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2007 Annual Report on Form 10-K. There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The following information relates to all securities issued or sold by us during the three months period ended March 31, 2008, excluding those already disclosed in previous Form 10-Q Reports and Form 10-K Reports and not registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of the transactions described below was conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2), on the basis that such transactions did not involve a public offering. There were no underwriters employed in connection with any of the transactions set forth in this Item 2.

  •
  On February 5, 2008, we issued options to members of our management team to purchase up to an aggregate total of 1,282,500 shares of our common stock, at an exercise price per share of $27.80, pursuant to our 2008 Stock Option Plan. In addition, we issued options to certain of our independent directors to purchase up to an aggregate total of 4,500 shares of our common stock, at an exercise price per share of $27.80, pursuant to our 2005 Non-Qualified Stock Option Plan. No consideration was paid to the registrant by any recipient of any of the foregoing options for the grant of stock. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2).

  •
  On February 12, 2008, we issued options to certain of our independent directors to purchase up to an aggregate total of 9,000 shares of our common stock, at an exercise price per share of $27.80, pursuant to our 2005 Non-Qualified Stock Option Plan. No consideration was paid to the registrant by any recipient of any of the foregoing options for the grant of stock. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2).

  •
  On February 14, we issued options to members of our management team to purchase up to an aggregate total of 60,000 shares of our common stock, at an exercise price per share of $27.80, pursuant to our 2005 Incentive Stock Option Plan. No consideration was paid to the registrant by any recipient of any of the foregoing options for the grant of stock. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2).

  •
  On March 12, 2008, we issued options to members of our management team to purchase up to an aggregate total of 85,000 shares of our common stock at an exercise price per share of $27.80, pursuant to our 2005 Incentive Stock Option Plan. No consideration was paid to the registrant by any recipient of any of the foregoing options for the grant of stock. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2).

  •
  On March 14, 2008, we issued and sold to a trust affiliated with our director, Jeffrey Stiefler, 71,942 shares of our common stock, at a price per share of $27.80. On March 14, 2008, our director, James Riepe, and an affiliate trust each acquired 35,971 shares of our common stock at a price per share of $27.80. The transactions were conducted in reliance upon the available exemptions from the registration requirements of Section 4(2) of the Securities Act.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL INVESTMENT HOLDINGS INC.
Date: May 15, 2008	By:	/s/ MARK S. CASADY Mark S. Casady Chairman and Chief Executive Officer

QuickLinks

TABLE OF CONTENTS
Where You Can Find More Information
Special Note Regarding Forward-Looking Statements
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (Dollars in thousands, except par value)
LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in thousands)
LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (Dollars in thousands)
LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in thousands)
LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES