Form 10-Q
period 2008-06-30
LPL Investment Holdings Inc.
filed 2008-08-14
CIK 1397911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
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

        The number of shares of Common Stock, par value $0.001 per share, outstanding as of June 30, 2008 was 86,497,793.90.

 TABLE OF CONTENTS

Page
Item Number
PART I. FINANCIAL INFORMATION
1. Financial Statements	1
Condensed Consolidated Statements of Financial Condition (unaudited)	1
Condensed Consolidated Statements of Income (unaudited)	2
Condensed Consolidated Statements of Stockholders' Equity (unaudited)	3
Condensed Consolidated Statements of Cash Flows (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	6
2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22
3. Quantitative and Qualitative Disclosures About Market Risk	37
4. Controls and Procedures	39
PART II. OTHER INFORMATION
1. Legal Proceedings	39
1A. Risk Factors	39
2. Unregistered Sales of Equity Securities and Use of Proceeds	39
3. Defaults Upon Senior Securities	40
4. Submission of Matters to a Vote of Security Holders	40
5. Other Information	40
6. Exhibits	40
SIGNATURES	41
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

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(Dollars in thousands, except par value)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$243,626	$188,003
Cash and securities segregated under federal and other regulations	140,811	195,811
Receivable from:
Customers—net	426,186	411,073
Product sponsors, broker-dealers, and clearing organizations	148,574	160,153
Others—net	101,478	97,222
Securities owned:
Marketable securities—at market value	18,661	15,105
Other securities—at amortized cost	10,206	10,632
Securities borrowed	38,114	9,038
Fixed assets—net	170,545	156,797
Goodwill	1,287,756	1,287,756
Intangible assets—net	636,290	642,137
Other assets	119,878	113,622

Total assets	$3,342,125	$3,287,349

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank loans payable and revolving lines of credit	30,000	65,000
Drafts payable	117,011	127,144
Payable to customers	451,270	406,677
Payable to broker-dealers and clearing organizations	70,262	47,925
Accrued commissions and advisory fees payable	126,990	126,584
Accounts payable and accrued liabilities	164,134	140,394
Income taxes payable	4,388	10,648
Securities sold but not yet purchased—at market value	12,915	12,837
Senior credit facilities and subordinated notes	1,381,859	1,386,071
Deferred income taxes—net	207,003	216,903

Total liabilities	2,565,832	2,540,183

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 200,000,000 shares authorized; 86,497,794 shares issued and outstanding at June 30, 2008, and 86,249,612 shares issued and outstanding at December 31, 2007	86	86
Additional paid-in capital	667,613	664,568
Stockholder loans	(1,157)	(1,242)
Accumulated other comprehensive loss, net of income taxes	(6,483)	(6,512)
Retained earnings	116,234	90,266

Total stockholders' equity	776,293	747,166

Total liabilities and stockholders' equity	$3,342,125	$3,287,349

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Commissions	$441,165	$364,451	$861,810	$663,732
Advisory fees	209,451	169,077	425,728	325,577
Asset-based fees	94,177	55,896	182,784	108,788
Transaction and other fees	54,466	41,124	112,943	80,237
Interest income	9,605	8,743	18,665	16,653
Other	6,083	8,478	11,664	15,499

Total revenues	814,947	647,769	1,613,594	1,210,486

EXPENSES:
Commissions and advisory fees	562,499	459,848	1,109,968	847,982
Compensation and benefits	89,155	52,305	181,864	99,586
Depreciation and amortization	23,771	18,469	47,393	36,158
Promotional	19,359	7,468	46,541	21,529
Occupancy and equipment	15,094	9,564	29,894	17,470
Professional services	10,943	6,657	22,040	11,130
Communications and data processing	9,623	5,782	19,792	11,540
Brokerage, clearing, and exchange	7,670	6,567	13,532	11,519
Regulatory fees and expenses	5,742	3,714	11,694	7,706
Other	9,937	5,140	18,494	9,814

Total noninterest expenses	753,793	575,514	1,501,212	1,074,434
Interest expense from brokerage operations and mortgage lending	492	161	1,006	280
Interest expense from senior credit facilities and subordinated notes	28,273	30,856	58,440	61,483
Loss on equity investment	1,985	115	2,233	115

Total expenses	784,543	606,646	1,562,891	1,136,312

INCOME BEFORE PROVISION FOR INCOME TAXES	30,404	41,123	50,703	74,174
PROVISION FOR INCOME TAXES	16,101	17,864	24,735	32,428

NET INCOME	$14,303	$23,259	$25,968	$41,746

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Stockholder Loans	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
BALANCE—December 31, 2006	$83	$591,254	$—	$1,938	$33,642	$626,917
Comprehensive income:
Net income					41,746	41,746
Change in unrealized losses on interest rate swaps, net of tax benefit of $1,511				2,340		2,340

Total comprehensive income						44,086
Cumulative effect of change in accounting principle upon adoption of FIN 48, net of tax benefit of $2,101					(4,445)	(4,445)
Loans to stockholders			(1,747)			(1,747)
Share-based compensation		902				902
Issuance of common stock for acquisitions	3	69,793				69,796

BALANCE—June 30, 2007	$86	$661,949	$(1,747)	$4,278	$70,943	$735,509

BALANCE—December 31, 2007	$86	$664,568	$(1,242)	$(6,512)	$90,266	$747,166
Comprehensive income:
Net income					25,968	25,968
Change in unrealized losses on interest rate swaps, net of tax benefit of $81				29		29

Total comprehensive income						25,997
Exercise of stock options		383				383
Tax benefit from stock options exercised		560				560
Loans to stockholders			85			85
Share-based compensation		1,864				1,864
Issuance of 121,370 shares of common stock		4,000				4,000
Repurchase of 135,660 shares of common stock		(3,762)				(3,762)

BALANCE—June 30, 2008	$86	$667,613	$(1,157)	$(6,483)	$116,234	$776,293

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,968	$41,746
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Amortization of benefits received from retention plans (Note 12)	4,032	—
Depreciation and amortization	47,393	36,158
Amortization of debt issuance costs	1,871	1,803
Loss on disposal of fixed assets	—	122
Share-based compensation	1,864	902
Provision for bad debts	4,105	271
Deferred income tax provision	(9,981)	(11,782)
Loss on equity investment (Note 4)	2,233	115
Other	148	(103)
Mortgage loans held for sale:
Originations of loans	—	(68,719)
Proceeds from sale of loans	—	70,289
Gain on sale of loans	—	(703)
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	55,000	27,420
Receivable from customers	(15,661)	(16,675)
Receivable from product sponsors, broker-dealers and clearing organizations	11,579	(15,435)
Receivable from others	(7,813)	(10,966)
Securities owned	(3,766)	(3,569)
Securities borrowed	(29,076)	(3,476)
Other assets	(14,814)	4,302
Drafts payable	(10,133)	2,732
Payable to customers	44,593	(60,944)
Payable to broker-dealers and clearing organizations	22,337	4,103
Accrued commissions and advisory fees payable	406	21,213
Accounts payable and accrued liabilities	13,204	15,990
Income taxes payable/receivable	(6,260)	4,788
Securities sold but not yet purchased	78	(5,027)

Net cash provided by operating activities	137,307	34,555

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of existing cash balance	(5,566)	(88,515)
Capital expenditures	(38,660)	(24,566)
Proceeds from disposal of fixed assets	—	41
Equity investment	—	(5,000)
Purchase of other securities classified as held-to-maturity	(2,541)	(2,204)
Proceeds from maturity of other securities classified as held-to-maturity	3,000	3,004

Net cash used in investing activities	(43,767)	(117,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	15,000	—
Repayment of bank loans	(50,000)	—
Proceeds from senior credit facilities	—	50,000
Repayment of senior credit facilities	(4,212)	(4,092)
Payment of debt issuance costs	—	(936)
Excess tax benefit associated with stock options exercised	560	—
Proceeds from stockholders	114	—
Loans to stockholders	—	(1,747)
Proceeds from stock options exercised	383	—
Proceeds from warehouse line of credit	—	68,725
Repayment of warehouse line of credit	—	(70,516)
Issuance of common stock	4,000	—
Repurchase of common stock	(3,762)	—

Net cash (used in) provided by financing activities	(37,917)	41,434

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,623	(41,251)
CASH AND CASH EQUIVALENTS—Beginning of period	188,003	245,163

CASH AND CASH EQUIVALENTS—End of period	$243,626	$203,912

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$59,625	$62,075

Income taxes paid	$44,159	$39,421

NONCASH DISCLOSURE:
Increase in unrealized loss on interest rate swaps, net of tax benefit of $81 and $1,511 for the six months ended June 30, 2008 and 2007	$29	$2,340

Income taxes payable recorded as a cumulative effect of change in accounting principle upon the adoption of FIN 48 net of tax benefit of $2,101		$(6,546)

Capital expenditures purchased through short-term credit	$2,954

Accrued liability for additional consideration related to acquisition of IFMG Group (Note 3)	$(7,691)

Acquisitions:
Fair value of assets acquired		$264,939
Cash paid for common stock acquired		(140,730)
Common stock issued for acquisition		(68,552)

Liabilities assumed		$55,657

Common stock issued to satisfy accrued liability		$1,244

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

2.     BASIS OF PRESENTATION

        Quarterly Reporting—The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States ("GAAP"). All adjustments were of a normal recurring nature.

        The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes for the year ended December 31, 2007, contained in the Company's Annual Report on Form 10-K as filed with the SEC. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period.

        Consolidation—These unaudited condensed consolidated financial statements include the accounts of LPLIH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method.

        Use of Estimates—The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to revenue and related expense recognition, asset impairment, valuation of accounts receivable, contingencies and litigation, and valuation and recognition of share-based payments. These accounting policies are stated in the notes to the audited consolidated financial statements for the year ended December 31, 2007, contained in the Annual Report on Form 10-K as filed with the SEC. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

        Reclassifications—Certain reclassifications were made to previously reported amounts in the condensed consolidated financial statements and notes thereto to make them consistent with the current period presentation.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        Reportable Segments—In January 2008, the Company reorganized its internal reporting into three service channels; Independent Advisor Services, Institution Services, and Custom Clearing Services. These service channels were designed to enhance the services provided to the Company's FAs and to support future growth. The service channels qualify as individual operating segments under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information, but are aggregated and viewed as one single reportable segment due to quantitative thresholds and their similar economic characteristics, products and services, production and distribution process, and regulatory environment.

        Recently Issued Accounting Pronouncements—With the exception of the items discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2008, as compared to the recent accounting pronouncements described in the Company's 2007 Annual Report on Form 10-K, that are of significance, or potential significance, to the Company.

        In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on its consolidated financial statements.

        In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of this standard will not have a material impact on the Company's consolidated statements of financial condition, income, and cash flows.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact, if any, the interpretation will have on its consolidated financial statements; however, the Company does not expect SFAS 162 will result in a change in current practices.

3.     ACQUISITION (SPLIT ADJUSTED AS DISCUSSED IN NOTE 14)

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Holdings, Inc. (collectively "Sun Life"). In conjunction with its acquisition of IFMG, the Company announced a plan (the "Shutdown Plan") to transfer the existing IFMG financial institutional relationships to its other broker-dealer subsidiaries. The acquisition has been accounted for as a business combination under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, with certain liabilities recognized for the Shutdown Plan in accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination ("EITF 95-3"). Initial purchase consideration of $25.69 million was allocated to the specific tangible and intangible assets acquired and liabilities assumed based on their fair market values at the date of acquisition.

        In addition to the initial purchase price, the acquisition also provides for post-closing payments to Sun Life approximating $13.26 million based on the successful recruitment and retention of certain financial institution relationships. As of June 30, 2008, the Company has paid consideration to Sun Life in the amount of $5.57 million. Additionally, the Company has accrued $7.69 million for additional payments that will be made to Sun Life on November 7, 2008. The Company is still completing its analysis on the purchase price allocation, but believes these amounts will be assigned to intangible assets representing financial institution relationships and has reported them as such in the accompanying consolidated statements of financial condition. The Company estimates the useful lives of these assets at 10 years and will amortize their value over that period, in accordance with SFAS 142.

        In conjunction with the acquisition, the Company has also made retention payments to financial institutions doing business through IFMG, which incentivize them to convert to one of the Company's other technology and clearing platforms. As of June 30, 2008, the Company has paid $4.63 million in retention payments, which are capitalized as other assets in the accompanying consolidated statement of financial condition, and are being amortized over the life of the contractual agreements, ranging from six months to six years. The Company expects to make additional payments of up to $2.45 million in 2008.

        As part of the Shutdown Plan, the Company is still evaluating whether or not it will utilize certain long term contractual relationships with vendors of IFMG. If such contracts are not utilized, the contracts will be cancelled, which will result in cancellation charges. Cancellation fees and any estimated losses attributable to vendor and or lease contracts will be recorded as additional purchase price consideration in accordance with EITF 95-3.

        The preliminary purchase price for the Company's acquisition of IFMG (pending the finalization of a valuation) has been allocated as follows to the fair values of the net tangible and intangible assets acquired through June 30, 2008 (in thousands):

Assets purchased and liabilities assumed:
Cash	$26,015
Receivables	10,950
Fixed assets	713
Intangibles	28,592
Prepaids	142
Other assets	2,743
Accounts payable and accrued liabilities	(30,204)

Total purchase price	$38,951

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.     EQUITY INVESTMENT

        On May 11, 2007, the Company acquired for $5.00 million, an approximate 22.6% ownership interest in a privately held technology company. This investment provides the Company with a strategic ownership interest in one of its vendors that provides technology for variable annuity order entry and monitoring. The Company follows the equity method of accounting in accordance with Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, as it has the ability to exercise significant influence over operating and financial policies, primarily through a representation on the Board of Directors. The Company has classified its equity investment within other assets in the accompanying consolidated statements of financial condition, and has recognized its share of earnings or losses in the accompanying consolidated statements of income in loss on equity investment. Such losses were $0.25 million and $0.50 million for the three and six months ended June 30, 2008, respectively, and $0.12 million for the three and six months ended June 30, 2007.

        In June 2008, the Company determined that an other than temporary impairment existed due to the recapitalization of the privately held technology company by an outside investor. Accordingly, the Company has recognized an impairment loss of $1.73 million, representing the difference in the carrying value of its investment compared with the per share value implied by the transaction. Such loss is included in the accompanying consolidated statements of income in loss on equity investment. The Company has retained a 13.9% ownership interest and a seat on the Board of Directors.

5.     FAIR VALUE MEASUREMENTS

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

        The Company's adoption of SFAS 157 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FASB Staff Position FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        Effective January 1, 2008, the Company also adopted SFAS No. 159, the Fair Value Option of Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.

        Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	June 30, 2008
	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
Marketable securities(a)	$18,661	$—	$—	$18,661
Deferred compensation assets—Company owned life insurance(b)	—	576	—	576
Deferred compensation assets—Other(a)	7,564	—	—	7,564

Total assets at fair value	$26,225	$576	$—	$26,801

Liabilities
Securities sold but not yet purchased—at market value(a)	$12,915	$—	$—	$12,915
Deferred compensation liabilities—Company owned life insurance(b)	—	684	—	684
Deferred compensation liabilities—Other(a)	8,426	—	—	8,426
Interest rate swaps(c)	—	10,725	—	10,725

Total liabilities at fair value	$21,341	$11,409	$—	$32,750

(a)
Based on observable market transactions.

(b)
The fair values of Company owned life insurance deferred compensation assets and liabilities are based on quotes for like instruments with similar credit ratings and terms.

(c)
Interest rate swap positions, both assets and liabilities, are valued by a pricing model that uses readily observable market parameters. The inputs to such a model are the current prevailing interest rate swap curves and the terms of the hedges that the Company has locked-in.

        Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, for example, when evidence of impairment exists. During the second quarter of 2008, the Company wrote down the carrying value of its equity investment (see Note 4) to its estimated fair value. The estimated fair value of $2.09 million was determined based on an arms-length third party transaction that occurred with the investee and qualifies as a Level 3 measurement under the fair value hierarchy of SFAS 157.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.     INTANGIBLE ASSETS

        The components of intangible assets as of June 30, 2008 and December 31, 2007 are as follows (in thousands):

	Gross carrying value	Accumulated amortization	Net carrying value
At June 30, 2008:
Advisor relationships	$484,809	$(56,801)	$428,008
Product sponsor relationships	233,662	(27,555)	206,107
Trust clients relationships	2,630	(455)	2,175

Total	$721,101	$(84,811)	$636,290

At December 31, 2007:
Advisor relationships	$471,551	$(43,650)	$427,901
Product sponsor relationships	233,663	(21,668)	211,995
Trust clients relationships	2,630	(389)	2,241

Total	$707,844	$(65,707)	$642,137

        Total amortization expense of intangible assets was $9.58 million and $19.10 million for the three and six months ended June 30, 2008, respectively, and $8.12 million and $16.14 million for the three and six months ended June 30, 2007, respectively.

        Amortization expense for each of the fiscal years ended December 2008 through 2012 and thereafter is estimated as follows (in thousands):

2008—remainder	$19,758
2009	39,049
2010	38,231
2011	38,231
2012	37,940
Thereafter	463,081

Total	$636,290

7.     INCOME TAXES

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

        In June of 2008, the Company recorded a $1.89 million increase in deferred tax liabilities resulting from a 0.5% increase in its estimated rate for state income taxes. This increase along with other items described above, resulted in effective tax rates of 52.96% and 48.78% for the three and six months ended June 30, 2008, respectively. The Company's effective tax rates for the three and six months ended June 30, 2007, were 43.44% and 43.72%, respectively.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.     INDEBTEDNESS

        Senior Secured Credit Facilities—The Company's senior secured credit facilities are secured primarily through pledges of capital stock in its subsidiaries. Borrowings under the senior secured credit facilities bear interest at a base rate plus an applicable interest rate margin, the corporate family rating, and the source for the base rate. The Company's base rate is the London Interbank Offered Rate ("LIBOR") and the applicable interest rate margin is 2.00%. The senior secured credit facilities are subject to certain financial and nonfinancial covenants. As of June 30, 2008, the Company was in compliance with all such covenants.

        Senior Unsecured Subordinated Notes—The Company also has $550.00 million of senior unsecured subordinated notes due December 15, 2015. The notes bear interest at 10.75% per annum and interest payments are payable semiannually in arrears. The Company is not required to make mandatory redemption or sinking-fund payments with respect to the notes. The indenture underlying the senior subordinated notes contains various restrictions with respect to the issuer, including one or more restrictions relating to limitations on liens, sale and leaseback arrangements, and funded debt of subsidiaries.

        Revolving Line of Credit—The Company maintains a $100.00 million revolving line of credit facility, $10.00 million of which is being used to support the issuance of an irrevocable line of credit. The revolving credit facility carries a borrowing rate of one-month LIBOR plus an interest rate margin of an additional 2.00%. On June 30, 2008, there was a $30.00 million outstanding borrowing balance against the line of credit.

        Bank Loans Payable—In April 2008, the Company entered into an uncommitted line of credit which has a $100.00 million limit and is primarily dependent on its ability to provide sufficient collateral. The Company also maintains an additional uncommitted line of credit, which has an unspecified limit and is also dependent on its ability to provide sufficient collateral. At December 31, 2007, the Company had a balance outstanding of $40.00 million. The lines were subsequently paid down in full on January 2, 2008.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The Company's outstanding borrowings were as follows (dollars in thousands):

			June 30, 2008			December 31, 2007
	Maturity		Balance	Interest Rate		Balance	Interest Rate
Revolving credit	12/28/2011		$30,000	4.48	%(6)	$25,000	7.25	%(2)
Bank loans payable		(4)	—	—		40,000	8.25	(3)
Senior secured notes:
Unhedged	6/28/2013		336,859	4.48	(6)	341,071	6.83	(1)
Hedged with interest rate swaps	6/28/2013		495,000	4.80	(5)	495,000	6.83	(1)
Senior unsecured subordinated notes	12/15/2015		550,000	10.75		550,000	10.75

Total borrowings			1,411,859			1,451,071
Less current borrowings (maturities within 12 months)			38,424			73,424

Long-term borrowings—net of current portion			$1,373,435			$1,377,647

(1)
At December 31, 2007, the variable interest rate for the Senior Secured Notes was based on the three-month LIBOR of 4.83% plus the applicable interest rate margin of 2.00%.

(2)
At December 31, 2007, the variable interest rate for the Revolver was based on the one-month LIBOR of 5.25% plus the applicable interest rate margin of 2.00%.

(3)
At December 31, 2007, the variable interest rate for the bank loans payable was based on the Prime Rate of 7.25% plus the applicable interest rate margin of 1.00%.

(4)
The bank loans payable have no maturity date, as it is primarily dependent on the Company's ability to provide sufficient collateral.

(5)
As of June 30, 2008, the variable interest rate for the Senior Secured Notes is based on the three-month LIBOR of 2.80% plus the applicable interest rate margin of 2.00%.

(6)
As of June 30, 2008, the variable interest rate for the Revolver is based on the one-month LIBOR of 2.48% plus the applicable interest rate margin of 2.00%.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following summarizes borrowing activity in the revolving and margin credit facilities (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Average balance outstanding	$28,278	$711	$31,153	$1,100
Weighted-average interest rate	4.60%	5.83%	5.04%	6.63%

        The minimum calendar year principal payments and maturities of borrowings as of June 30, 2008, are as follows (in thousands):

	Senior Secured	Line of Credit		Senior Unsecured	Total Amount
2008—remainder	$4,212	$30,000	(1)	$—	$34,212
2009	8,424	—		—	8,424
2010	8,424	—		—	8,424
2011	8,424	—		—	8,424
2012	8,424	—		—	8,424
Thereafter	793,951	—		550,000	1,343,951

Total	$831,859	$30,000		$550,000	$1,411,859

(1)
Borrowings under the line of credit facility are short-term in nature, and the Company typically pays down outstanding balances within its operating cycle (one year).

9.     INTEREST RATE SWAPS

        An interest rate swap ("Swap") is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. The Company uses the Swaps to hedge the variability on its floating rate senior secured notes. The Company is required to pay the counterparty to the agreement fixed interest payments on a notional balance and in turn, receives variable interest payments on that notional balance. Payments are settled quarterly on a net basis.

        On January 30, 2006, the Company entered into five Swap agreements with a total notional value of $495.00 million. Under the Swap agreements, the company paid a fixed rate of interest ranging from 4.76% to 4.85% and received a floating rate based on the three-month LIBOR rate. On June 30, 2008, one of the Swaps matured. As a result, the Company entered into a new Swap agreement with a notional value of $70.00 million, which swaps a variable rate based on a three-month LIBOR with a fixed interest rate of 3.43% and expires on June 30, 2010.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The following table summarizes information related to the Company's Swaps as of June 30, 2008 (dollars in thousands):

Notional Balance	Fixed Pay Rate	Variable Receive Rate(1)	Fair Value	Maturity Date
$95,000	4.77%	2.80%	$(1,601)	June 30, 2009
70,000	3.43%	2.80%	76	June 30, 2010
120,000	4.79%	2.80%	(3,063)	June 30, 2010
145,000	4.83%	2.80%	(4,160)	June 30, 2011
65,000	4.85%	2.80%	(1,977)	June 30, 2012

$495,000			$(10,725)

(1)
The variable receive rate is based on the applicable three-month LIBOR. The effective rate was 4.83% for the period December 31, 2007 to March 30, 2008, and 2.70% from March 31, 2008 to June 29, 2008. As of June 30, 2008, the effective rate was 2.80%.

        Each of the Swaps listed above have been designated as cash flow hedges against specific payments due on the Company's senior secured notes. As of June 30, 2008, the Company assessed the Swaps as being highly effective and expects them to continue to be highly effective. Accordingly, the changes in fair value of the Swaps have been recorded as other comprehensive loss, with the fair value of the Swaps included as a liability on the Company's consolidated statements of financial condition. Based on current interest rate assumptions and assuming no additional Swaps are entered into, the Company expects to reclassify $8.98 million or $4.60 million after tax, from other comprehensive loss as additional interest expense over the next 12 months.

10.   COMMITMENTS AND CONTINGENCIES

        Future minimum calendar-year payments for operating lease commitments with remaining terms greater than one year as of June 30, 2008, are approximately as follows (in thousands):

2008—remainder	$10,468
2009	21,102
2010	20,567
2011	17,083
2012	14,517
Thereafter	29,804

Total	$113,541

        Total rental expense for all operating leases was approximately $6.00 million and $11.14 million for the three and six months ended June 30, 2008, respectively and $3.00 million and $5.80 million for the three and six months ended June 30, 2007, respectively.

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

        Litigation—The Company has been named as a defendant in various legal actions, including arbitrations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty what the eventual loss or range of loss related to such matters will be. The Company believes, based on current knowledge, after consultation with counsel, and consideration of insurance, if any, that the outcome of such matters will not have a material adverse effect on its consolidated statements of financial condition, income, or cash flows.

        Other Commitments—As of June 30, 2008, the Company had received collateral primarily in connection with customer margin loans with a market value of approximately $536.66 million, which it can sell or repledge. Of this amount, approximately $214.65 million has been pledged or sold as of June 30, 2008; $140.23 million was pledged to a bank in connection with an unutilized secured margin line of credit, $38.77 million was pledged to various clearing organizations, and $35.65 million was loaned to the Depository Trust Company ("DTC") through participation in its Stock Borrow Program. As of December 31, 2007, the Company had received collateral primarily in connection with customer margin loans with a market value of approximately $516.64 million, which it can sell or repledge. Of this amount, approximately $183.67 million has been pledged or sold as of December 31, 2007: $128.72 million was pledged to a bank in connection with an unutilized secured margin line of credit, $31.63 million was pledged to various clearing organizations, and $23.32 million was loaned to the DTC through participation in its Stock Borrow Program.

11.   STOCK-BASED COMPENSATION (SPLIT ADJUSTED)

        Certain employees, officers, and directors participate in stock option plans of the Company (the "2005 Plans"). The Company's FAs participate in a stock bonus plan. The terms of these plans are set forth in the 2007 Annual Report on Form 10-K.

  2008 Stock Option Plan, Advisor Incentive Plan and Financial Institution Incentive Plan

        The Company adopted the 2008 Stock Option Plan effective January 1, 2008. Eligible participants include employees, officers, directors and consultants who make a significant contribution to the success of the Company. On April 25, 2008, the Company adopted the Financial Institution and Advisor Incentive Plan, which was subsequently amended on June 3, 2008 to create two separate plans—the Advisor Incentive Plan and the Financial Institution Incentive Plan. Eligible participants include financial advisors or registered representatives and financial institutions in a position to make a significant contribution to the success of the Company. The 2008 Stock Option Plan, the Advisor Incentive Plan and the Financial Institution Plan are referred to herein as the "2008 Plans".

        Subject to the approval of the Company's compensation committee, the 2008 Plans provide for an allocation of up to 2.00% of the outstanding stock (determined at such date on a fully diluted basis),

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

with an additional 2.00% available on the first anniversary, and an additional 2.50% available on the second and third anniversaries. The exercise price is equal to the fair market value on the grant date. Stock option awards vest in equal increments of 20.00% over a five-year period, and expire on the 10th anniversary following the date of grant.

        Collectively, the 2005 Plans and the 2008 Plans are referred to herein as the "Stock Option Plans".

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

        The Company accounts for non-employee stock option awards for its Advisor Incentive Plan and warrants for its Financial Institution Incentive Plan under the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18"), which requires expense recognition to be re-measured at fair value at each of its interim reporting periods. In June 2008, the Company granted 216,052 stock option awards under the Advisor Incentive Plan and 10,154 warrants in accordance with the Financial Institution Incentive Plan. The Company recognized $0.05 million of share based compensation during the six months ended June 30, 2008, related to the vesting of stock options and warrants awarded to non-employees. As of June 30, 2008, total unrecognized compensation cost related to nonvested share-based compensation arrangements granted was $2.86 million, which is expected to be recognized over a weighted-average period of 4.95 years.

        The Company recognized $0.70 million of share based compensation for the six months ended June 30, 2007, under APB 25 related to the vesting of stock options awarded to employees prior to January 1, 2006. The Company also recognized $1.81 million and $0.20 million of share-based compensation under SFAS 123R related to employee stock option awards during the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, total unrecognized compensation cost related to nonvested share-based compensation arrangements granted was $22.80 million, which is expected to be recognized over a weighted-average period of 4.41 years. Under SFAS 123R, the Company calculates the compensation cost for stock options based on its estimated fair value.

        As there are no observable market prices for identical or similar instruments, the Company estimates fair value using a Black-Scholes valuation model. See the 2007 Annual Report on Form 10-K for a discussion of the Company's methodology for each of the assumptions used in the valuation model. The following table presents the weighted-average assumptions used by the Company in

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

calculating the fair value of its stock options and warrants with the Black-Scholes valuation model for the six months ended June 30, 2008 and June 30, 2007:

	2008	2007
Expected life (in years)	6.53	6.49
Expected stock price volatility	31.28%	31.72%
Expected dividend yield	—	—
Annualized forfeiture rate	1.34%	0.27%
Fair value of options	$10.17	$8.97
Risk-free interest rate	2.58%	5.23%

        The Company estimates the expected term for its employee option awards using the simplified method in accordance with SEC Staff Accounting Bulletin ("SAB") 107, Shared-Based Payment, which was subsequently amended and replaced by SAB 110, Certain Assumptions Used in Valuation Methods. The simplified method is used because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. The Company estimates the expected term for its non-employee option awards using the contractual term, in accordance with EITF 96-18.

        The following table summarizes the Company's activity in its Stock Option Plans for the six months ended June 30, 2008:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding—December 31, 2007	21,748,080	$2.46
Granted	1,743,206	27.69
Exercised	(239,958)	1.60
Forfeited	(180,612)	14.37

Options outstanding—June 30, 2008	23,070,716	$4.28

Options exercisable—June 30, 2008	20,703,009	$1.74

        The following table summarizes information about outstanding stock option awards:

	Outstanding as of June 30, 2008			Exercisable as of June 30, 2008
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
At June 30, 2008:
$1.07-$2.38	20,578,850	4.65	$1.64	20,578,850	$1.64
$10.30-$18.89	162,010	7.91	16.12	59,410	14.31
$21.60-$27.80	2,329,856	9.53	26.83	64,749	21.60

	23,070,716	5.17	$4.28	20,703,009	$1.74

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

  Stock Bonus Plan

        The Company's FAs participate in a stock bonus plan, which provides for the grant and allocation of up to 7,716,930 bonus credits. Each bonus credit represents the right to receive shares of common stock in the Company. Participation in the stock bonus plan is dependent upon meeting certain eligibility criteria, and shares are allocated to eligible participants based on certain performance metrics, including amount and type of commissions as well as tenure with the firm. Bonus credits vest annually in equal increments of 33.33% over a three-year period commencing in 2006 and expire on the 10th anniversary following the date of grant. Vested bonus credits convert into shares of common stock only upon the occurrence of a Company sale that constitutes a change in control or subsequent to an initial public offering. Unvested bonus credits held by FAs who terminate prior to vesting will be forfeited and may be reallocated to other FAs eligible under the plan. A summary of the stock bonus plan for the six months ended June 30, 2008, is as follows:

Outstanding—December 31, 2007	7,474,320
Granted	—
Exercised	—
Canceled	(33,994)

Outstanding—June 30, 2008	7,440,326

        The Company accounts for bonus credits granted to its FAs in accordance with EITF No. 96-18 and measures such grants at their then-current lowest aggregate value. Since the value is contingent upon the Company's decision to sell itself or perform an initial public offering, the current aggregate value will be zero until such event occurs. Upon the occurrence of such an event, the Company will record an expense related to the vested portion of the stock bonus plan and accrue the remaining portion over the remainder of the vesting period.

12.   EMPLOYEE AND ADVISOR BENEFIT PLANS

        The Company has a 401(k) defined contribution plan. All employees meeting minimum age and length of service requirements are eligible to participate. The Company has an employer matching program whereby employer contributions are made to the 401(k) plan in an amount equal to 50% of the employee's total compensation up to the maximum allowable contribution under Internal Revenue Service, or other regulatory limitations. The Company's total cost under the 401(k) plan was $1.37 million and $2.60 million for the three and six months ended June 30, 2008, respectively, and $0.89 million and $1.71 million for the three and six months ended June 30, 2007, respectively.

        On January 1, 2008, the Company adopted a non-qualified deferred compensation plan for the purpose of attracting and retaining FAs who operate, for tax purposes, as independent contractors, by providing an opportunity for participating FAs to defer receipt of a portion of their gross commissions generated primarily from commissions earned on the sale of various products. The deferred compensation plan has been fully funded to date by participant contributions. Plan assets are invested in mutual funds, which are held by the Company in a Rabbi Trust and accounted for in accordance with EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested ("EITF 97-14"). The liability for benefits accrued under the non-qualified deferred compensation plan totaled $4.61 million at June 30, 2008, and is included in accounts payable and accrued liabilities in the accompanying consolidated statements of financial

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

condition. The cash values of the related trust assets was $4.69 million at June 30, 2008, which is included in other assets in the accompanying consolidated statements of financial condition.

        Certain executives of UVEST Financial Services Group, Inc. ("UVEST") participate in a Non-Qualified Deferred Compensation Plan, which is a supplemental retirement program that allows these executives to make pretax contributions above amounts allowed in qualified plans. No contributions have been made by the Company since the acquisition of UVEST. Plan assets are invested in Corporate Owned Life Insurance, which are held by the Company in a Rabbi Trust and accounted for in accordance with EITF 97-14. As of June 30, 2008, the Company has recorded an asset of approximately $0.58 million and a liability of $0.68 million related to this plan, which is included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying consolidated statements of financial condition.

        Certain officers of Mutual Service Corporation ("MSC") participated in a deferred compensation plan. The plan permitted participants to defer portions of their compensation and earn interest on the deferred amounts. The interest rate was determined annually. The plan closed to new participants and contributions on June 20, 2007. As of June 30, 2008, deferred compensation in the amount of $0.67 million is included in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition.

        Certain FAs, employees and officers of Associated Financial Group, Inc. ("AFG") and its wholly owned subsidiaries participated in a deferred compensation plan provided by AFG. The plan permitted participants to defer portions of their compensation and earn interest on the deferred amounts. The interest rate was determined annually. The assets of the plan are held in a Rabbi Trust and accounted for in accordance with EITF 97-14. The plan closed to new participants and contributions on June 20, 2007. As of June 30, 2008, the Company has recorded an asset of $2.87 million and a liability of $3.14 million related to the plan, which is included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying consolidated statements of financial condition.

        In conjunction with the sale of Pacific Select Group ("PSG") to the Company, Pacific Life Insurance Company committed to provide retention plan distributions to employees and FAs of PSG's broker-dealer subsidiaries that remained with the Company through March 31, 2008. Benefits received by the Company have been recorded as commission and compensation expense in the accompanying consolidated statements of income, which totaled $3.11 million during the three and six months ended June 30, 2008. The retention plan distributions were made on March 31, 2008 pursuant to the terms of the purchase and sale agreement.

        In accordance with the sale of IFMG to the Company, Sun Life committed to provide retention plan distributions to employees of IFMG's subsidiaries that remain with the Company. Benefits received by the Company are recorded as compensation expense in the accompanying consolidated statements of income, which totaled $0.46 million and $0.92 million during the three and six months ended June 30, 2008.

13.   NET CAPITAL/REGULATORY REQUIREMENTS

        The Company's registered broker-dealers are subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital, as defined. Net capital is calculated for each broker-dealer subsidiary individually. Excess net capital of one broker-dealer subsidiary may not be used to offset a net capital deficiency of another

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

broker-dealer subsidiary. Net capital and the related net capital requirement may fluctuate on a daily basis.

        Net capital and net capital requirements for the Company's broker-dealer subsidiaries as of June 30, 2008, are presented in the following table (in thousands):

	June 30, 2008
	Net Capital	Minimum Net Capital Required	Excess Net Capital
LPL Financial Corporation	$45,879	$9,708	$36,171
UVEST Financial Services Group, Inc.	9,395	1,885	7,509
Mutual Service Corporation	2,155	250	1,905
Associated Securities Corp.	3,887	1,774	2,113
Waterstone Financial Group, Inc.	4,069	407	3,662
IFMG Securities, Inc.	11,104	250	10,854

Total	$76,489	$14,274	$62,214

        LPL is a clearing broker-dealer, and the remaining subsidiaries are introducing broker-dealers.

14.   STOCK SPLIT

        The Company affected a ten-for-one stock split as of January 1, 2008, with all fractional shares being rounded down to the nearest whole share. In accordance with SFAS No. 128, Earnings Per Share, and the SEC's Staff Accounting Bulletin Topic 4C, all per share amounts, average shares outstanding, and shares outstanding have been adjusted retroactively to reflect the stock split.

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

Our Business

        We are a leading provider of technology and infrastructure services to FAs and to Financial Institutions. We provide access to a broad array of financial products and services for our FAs to market to their customers, as well as a comprehensive technology and service platform to enable our FAs to more efficiently operate their practices. Our strategy is to build long-term relationships with our Financial Institutions and FAs by offering innovative technologies and high-quality services that will enable them to nurture and grow their customer base.

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

Recruitment and Development of Financial Advisors and Financial Institutions

        Our revenues are impacted by our ability to grow our existing FAs' businesses and to continue to grow the number of our registered FAs and Financial Institutions.

  •
  Mature advisor growth and mature institution growth represents the growth in commission and advisory revenues of FAs and Financial Institutions who have been registered with us for three or more years. We measure this in aggregate and it is affected by the value of the assets that are brought into the firm as well as amount of growth in new assets from new and existing clients of the advisor and institution. We measure underlying activities such as new account openings to manage and evaluate the pace of growth of relationships. We have been successful at retaining our most productive relationships over the years.

  •
  Sales growth from newly recruited FAs. We typically recruit experienced FAs who were previously registered with other broker-dealers and have established customer bases of their own. As a result, newly recruited FAs are initially focused on transitioning customer assets from their prior firms to us. We expect newly recruited FAs to return to the approximate production levels they achieved with their prior firms within three years of joining us. As a result, a portion of our near-term revenue growth in a given year is driven by the size of the recruiting classes of the prior two years. For example, the recruiting classes of 2006 and 2007 contributed to revenue growth in 2008.

Recurring Revenue

        One of our core strategic objectives is to earn a significant portion of our revenues from recurring sources. Our recurring revenues include advisory fees charged to customers, 12b-1 fees, asset-based fees, fees related to our cash sweep programs, interest earned on margin accounts and technology and service fees charged to our FAs. We believe these revenue sources are more stable and less dependent on market conditions than transaction-related commissions. For the three and six months ended June 30, 2008 our recurring revenues were 59.0% and 59.8%, respectively, of overall revenue.

        In addition, the stability of our business is further enhanced by our limited reliance on margin lending. Our interest from margin lending represented only 0.9% and 1.0% of our total revenues for the six months ended June 30, 2008 and 2007, respectively.

        The table below shows the recurring revenue components of our significant revenue categories for the periods indicated below:

	% of Total Revenue Three Months Ended June 30,		% of Total Revenue Six Months Ended June 30,
	2008	2007	2008	2007
Advisory fee revenue	25.7%	26.3%	26.4%	27.0%
Asset-based fee revenue	11.5%	4.9%	11.3%	5.1%
12b-1 fee revenue	9.9%	10.7%	10.1%	10.1%
Variable and group trail and life insurance renewal revenue	6.1%	4.3%	6.0%	4.6%
Fee revenue	4.6%	8.7%	4.8%	9.0%
Margin interest and other revenue	1.2%	2.0%	1.2%	1.9%

Total recurring revenue	59.0%	56.9%	59.8%	57.7%

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

        Set forth below is a computation of EBITDA and a reconciliation of EBITDA to net income, the most closely analogous GAAP measure:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net income	$14,303	$23,259	$25,968	$41,746
Interest expense	28,765	31,017	59,446	61,763
Income tax expense	16,101	17,864	24,735	32,428
Depreciation and amortization	23,771	18,469	47,393	36,158

EBITDA	$82,940	$90,609	$157,542	$172,095

Economic Overview and Impact of Market Events

        Our financial results are influenced by general economic and market factors that affect our business. This affect can be positive when markets move up and negative when they move down in a very simple way, increasing or decreasing the trail fees and value of accounts upon which we charge fees. The other affect is that market conditions influence the willingness of our FA's customers to maintain or increase their investment activities. Again, this can be positive or negative in the relationship although there are offsetting factors for our broker-dealers in downturns related to attachment revenues such as technology fees and fees from our cash and margin accounts that are not shared with our FA's. This trend can be recurring in nature and allows for support of the business during downturns.

        During the six months ended June 30, 2008, we operated in an unfavorable business environment. Conditions were characterized by declining consumer confidence, declining housing values, and higher commodity prices. These economic conditions, in aggregate, depressed both the transactional volumes and market activity levels in which we operated.

Matters that May Affect Comparability

        On June 20, 2007, we acquired all the outstanding membership interests of Pacific Select Group, which we subsequently renamed LPL Independent Advisor Services Group LLC ("IASG"), strengthening our position as a leading independent broker-dealer in the United States. On November 7, 2007, we acquired all of the outstanding capital stock of IFMG, further expanding our reach in offering financial services to banks, savings and loan institutions, and credit unions nationwide. Collectively, the acquisitions of IASG and IFMG are referred to herein as our "Acquisitions". While the Acquisitions were made to fuel our core growth, we have incurred significant non-recurring costs during the six months ended June 30, 2008 related to acquisition integration. These costs include increased headcount to departments such as service and operations as well as additions to our senior management team, which have enhanced our organizational structure. We have also strengthened our systems infrastructure. Our acquisition of IFMG has resulted in various other costs specifically related to our intent to shutdown IFMG. These costs have included incentive payments made to financial institutions to enter into contractual arrangements with LPL, increased recruiting expenditures and conversion costs to transfer IFMG partnering financial institutions and their customers to our LPL legacy platform.

        On December 31, 2007, we ceased the operations of our subsidiary Innovex Mortgage inc. ("Innovex"). Prior to that date, Innovex provided comprehensive mortgage services for the residential properties of our IFAs' clients. Through Innovex, we provided mortgage brokerage and lending services in 46 states and the District of Columbia.

Results of Operations

        The following tables and discussion represent our analysis of significant changes or events that impact the reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends (such as our Acquisitions) and, where possible and practical, have quantified the impact of such items.

Three Months Ended June 30, 2008 compared with the Three Months Ended June 30, 2007

	2008	2007	$ Change	% Change
	(in thousands)
Revenues
Commissions	$441,165	$364,451	$76,714	21.0%
Advisory fees	209,451	169,077	40,374	23.9%
Asset-based fees	94,177	55,896	38,281	68.5%
Transaction and other fees	54,466	41,124	13,342	32.4%
Other	15,688	17,221	(1,533)	(8.9)%

Total revenues	814,947	647,769	167,178	25.8%

Expenses
Production	570,169	466,415	103,754	22.2%
Compensation and benefits	89,155	52,305	36,850	70.5%
General and administrative	60,761	33,185	27,576	83.1%
Depreciation and amortization	23,771	18,469	5,302	28.7%
Other	9,937	5,140	4,797	93.3%

Total non-interest expenses	753,793	575,514	178,279	31.0%

Interest expense from operations	492	161	331	205.6%
Interest expense from senior credit facilities and subordinated notes	28,273	30,856	(2,583)	(8.4)%
Loss on equity investment	1,985	115	1,870	1,626.1%

Total expenses	784,543	606,646	177,897	29.3%

Income before provision for income taxes	30,404	41,123	(10,719)	(26.1)%
Provision for income taxes	16,101	17,864	(1,763)	(9.9)%

Net income	$14,303	$23,259	$(8,956)	(38.5)%

Revenues

         Summary.    Total revenues increased $167.18 million, or 25.8%, for the three months ended June 30, 2008, compared to the corresponding period in the prior year. Our Acquisitions resulted in $104.36 million, or 62.4%, of the total revenue increase. In addition to the explanations provided below, in each case, the increase in revenue was mainly driven by an increase in our average overall FA base, which increased 18.3%, from 8,174 to 9,667 for the three months ended June 30, 2007 and 2008, respectively (excluding our Acquisitions).

  •
  Commission revenue.  The following table sets forth our commission revenue by product category included in our condensed consolidated statements of income for the periods indicated (in millions):

	Three Months Ended June 30,
	2008	% Total	2007	% Total
Annuities	$214.77	48.7%	$152.04	41.7%
Mutual funds	133.23	30.2%	119.36	32.8%
Alternative investments	31.49	7.1%	45.05	12.4%
Insurance	24.97	5.7%	15.46	4.2%
Equities	19.16	4.3%	19.84	5.4%
Fixed income	16.75	3.8%	11.88	3.3%
Other	0.80	0.2%	0.82	0.2%

Total commission revenue	$441.17	100.0%	$364.45	100.0%

    Commission revenue increased $76.71 million, or 21.0%, to $441.17 million for the three months ended June 30, 2008, compared with $364.45 million for the three months ended June 30, 2007, primarily attributable to increases in the number of FAs (and underlying customer base) due to recruiting and acquisitions.

  •
  Advisory fees.  Advisory fees increased $40.37 million, or 23.9%, to $209.45 million for the three months ended June 30, 2008, compared with $169.08 million for the three months ended June 30, 2007. Our Acquisitions comprise $18.16 million, or 45.0% of the increase. The remaining increase was primarily due to higher asset balances in advisory programs, resulting from an organic increase in our FAs and their underlying customers and partially due to a trend among our FAs to provide a higher percentage of fee-based advisory services to their customers.

  •
  Asset-based fees.  Asset-based fees increased $38.28 million, or 68.5%, to $94.18 million for the three months ended June 30, 2008, compared with $55.90 million for the three months ended June 30, 2007. Our Acquisitions comprise $4.50 million, or 11.7% of the increase. The remaining increase was led by a $22.72 million increase in fees from our cash sweep vehicles primarily as a result of a 75.6% increase in customer balances, which increased from $9.74 billion as of June 30, 2007, to $17.10 billion as of June 30, 2008 due in part to prevailing negative market conditions and a shift of customer assets from brokerage and advisory products to insured cash accounts and money market investments. Additionally, our sponsorship fees for participating annuity and mutual fund programs increased $8.23 million for the three months ended June 30, 2008 compared to the same period in the prior year.

  •
  Transaction and other fees.  Transaction and other fees increased $13.34 million, or 32.4%, to $54.47 million for the three months ended June 30, 2008, compared with $41.12 million for the three months ended June 30, 2007. Our Acquisitions comprise $3.70 million, or 27.7% of the increase. The remaining increase is attributed primarily to the 18.3% growth in our overall FA base (excluding our Acquisitions) and an increase in trade volume. Specifically, our total trade volume increased by 2.22 million, or 118.1%, to 4.10 million for the three months ended June 30, 2008, compared with 1.88 million for the three months ended June 30, 2007, which is primarily attributable to an increase in the number of FAs and underlying customer accounts.

  •
  Other revenue.  Other revenue decreased $1.53 million, or 8.9%, to $15.69 million for the three months ended June 30, 2008, compared with $17.22 million for the three months ended June 30, 2007. Through our mortgage affiliate Innovex, we recognized gains related to mortgage loans held for sale during the three months ended June 30, 2007 that did not recur in the same period in 2008 because we ceased the operations of Innovex on December 31, 2007.

Expenses

  •
  Production expenses.  Production expenses increased $103.75 million, or 22.2%, to $570.17 million for the three months ended June 30, 2008, compared with $466.42 million for the three months ended June 30, 2007. Our Acquisitions comprise $84.68 million, or 81.6% of the increase. The remaining increase was primarily attributable to higher average payouts making up a larger share of commission and advisory revenue.

  •
  Compensation and benefits.  Compensation and benefits increased $36.85 million, or 70.5%, to $89.16 million for the three months ended June 30, 2008, compared with $52.31 million for the three months ended June 30, 2007. Our Acquisitions comprise $13.20 million, or 35.8% of the increase. The remaining increase is attributed to salaries and benefits which comprises $18.87 million, or 51.2% of the increase, excluding our Acquisitions. The average number of full-time employees (excluding our Acquisitions) increased by 630, or 32.7%, to 2,556 for the three months ended June 30, 2008, compared to 1,926 for the three months ended June 30, 2007. With our Acquisitions, our average number of full-time employees has increased by an additional 313.

  •
  General and administrative expenses.  General and administrative expenses increased $27.58 million, or 83.1%, to $60.76 million for the three months ended June 30, 2008, compared with $33.19 million for the three months ended June 30, 2007. Our Acquisitions comprise $11.18 million, or 40.5% of the increase. The remaining increase is attributable to increases of $7.31 million in promotional fees, $3.63 million in occupancy and equipment, and $2.20 million in professional fees, all of which are primarily attributable to our overall growth.

  •
  Depreciation and amortization.  Depreciation and amortization expense increased $5.30 million, or 28.7%, to $23.77 million for the three months ended June 30, 2008, compared with $18.47 million for the three months ended June 30, 2007. Depreciation and amortization recognized on assets resulting from our Acquisitions accounted for $1.51 million of the increase. The remaining increase is attributed to additional depreciation expense of previous capital expenditures.

  •
  Other expenses.  Other expenses increased $4.80 million to $9.94 million for the three months ended June 30, 2008, compared with $5.14 million for the three months ended June 30, 2007. Our Acquisitions comprise $2.43 million, or 50.6% of the increase. The remaining increase is attributable to a $3.08 million increase in bad debt expense and customer write-off activity.

  •
  Loss on equity investment.  Loss on equity investment increased $1.87 million to $1.99 million for the three months ended June 30, 2008 from $0.12 million for the three months ended June 30, 2007, due primarily to a $1.73 million write-down in our equity investment resulting from the recognition of an other than temporary impairment. The remaining increase of $0.14 million represents our share of losses in the equity investment during the three months ended June 30, 2008.

  •
  Interest expense.  Interest expense decreased $2.25 million to $28.77 million for the three months ended June 30, 2008, compared with $31.02 million for the three months ended June 30, 2007, reflecting lower average interest rate on borrowings offset in part by an increase in the principal amount of debt outstanding (due to our Acquisitions).

  •
  Provision for Income Taxes.  Provision for income taxes decreased $1.76 million to $16.10 million for the three months ended June 30, 2008, compared with $17.86 million for the three months ended June 30, 2007. The decrease in income tax expense was primarily related to the decrease in pre-tax income over comparable periods; partially offset by a $1.89 million increase in deferred tax liabilities attributed to a 0.5% increase in our estimated rate for state income taxes. This change resulted in an increase in our effective tax rate for the three months ended June 30, 2008 to 53.0% as compared to 43.4% for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 compared with the Six Months Ended June 30, 2007

	2008	2007	$ Change	% Change
	(in thousands)
Revenues
Commissions	$861,810	$663,732	$198,078	29.8%
Advisory fees	425,728	325,577	100,151	30.8%
Asset-based fees	182,784	108,788	73,996	68.0%
Transaction and other fees	112,943	80,237	32,706	40.8%
Other	30,329	32,152	(1,823)	(5.7)%

Total revenues	1,613,594	1,210,486	403,108	33.3%

Expenses
Production	1,123,500	859,501	263,999	30.7%
Compensation and benefits	181,864	99,586	82,278	82.6%
General and administrative	129,961	69,375	60,586	87.3%
Depreciation and amortization	47,393	36,158	11,235	31.1%
Other	18,494	9,814	8,680	88.4%

Total non-interest expenses	1,501,212	1,074,434	426,778	39.7%
Interest expense from operations	1,006	280	726	259.3%
Interest expense from senior credit facilities and subordinated notes	58,440	61,483	(3,043)	(4.9)%
Loss on equity investment	2,233	115	2,118	1,841.7%

Total expenses	1,562,891	1,136,312	426,579	37.5%

Income before provision for income taxes	50,703	74,174	(23,471)	(31.6)%
Provision for income taxes	24,735	32,428	(7,693)	(23.7)%

Net income	$25,968	$41,746	$(15,778)	(37.8)%

Revenues

         Summary.    Total revenues increased $403.11 million, or 33.3%, for the six months ended June 30, 2008, compared to the corresponding period in the prior year. Our Acquisitions resulted in $223.68 million, or 55.5%, of the total revenue increase. In addition to the explanations provided below, in each case, the increase in revenue was mainly driven by an increase in our average overall FA base (excluding our Acquisitions), which increased 18.1%, from 8,061 to 9,524 for the six months ended June 30, 2007 and 2008, respectively.

  •
  Commission revenue.  The following table sets forth our commission revenue by product category included in our condensed consolidated statements of income for the periods indicated (in millions):

	Six Months Ended June 30,
	2008	% Total	2007	% Total
Annuities	$419.51	48.7%	$281.07	42.3%
Mutual funds	268.26	31.1%	219.39	33.1%
Alternative investments	53.38	6.2%	67.46	10.2%
Insurance	48.20	5.6%	32.99	5.0%
Equities	39.48	4.6%	38.90	5.9%
Fixed income	31.53	3.6%	22.47	3.4%
Other	1.45	0.2%	1.45	0.1%

Total commission revenue	$861.81	100.0%	$663.73	100.0%

    Commission revenue increased $198.08 million, or 29.8%, to $861.81 million for the six months ended June 30, 2008, compared with $663.73 million for the six months ended June 30, 2007. Our Acquisitions comprise $165.68 million or 83.6% of the increase. The remaining increase is primarily attributable to increased commissions on the sale of annuities and mutual funds (excluding our Acquisitions), which grew $46.91 million, or 9.5%, for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, despite difficult market conditions.

  •
  Advisory fees.  Advisory fees increased $100.15 million, or 30.8%, to $425.73 million for the six months ended June 30, 2008, compared with $325.58 million for the six months ended June 30, 2007. Our Acquisitions comprise $36.81 million, or 36.8% of the increase. The remaining increase was primarily due to higher asset balances in advisory programs, partially due to a trend among our FAs to provide a higher percentage of fee-based advisory services to their customers. Consequently, this trend drove an increase in recurring revenues (excluding our Acquisitions) as a percentage of total revenue.

  •
  Asset-based fees.  Asset-based fees increased $74.00 million, or 68.0%, to $182.78 million for the six months ended June 30, 2008, compared with $108.79 million for the six months ended June 30, 2007. Our Acquisitions comprise $9.22 million, or 12.5% of the increase. The remaining increase was led by a $46.53 million increase in fees from our cash sweep vehicles primarily as a result of a 75.6% increase in customer balances, which increased from $9.74 billion as June 30, 2007, to $17.10 billion as of June 30, 2008, due in part to prevailing negative market conditions and a shift of customer assets from brokerage and advisory products to insured cash accounts and money market investments. Additionally, our sponsorship fees for participating annuity and mutual fund programs increased $12.54 million for the six months ended June 30, 2008 compared to the same period in the prior year.

  •
  Transaction and other fees.  Transaction and other fees increased $32.71 million, or 40.8%, to $112.94 million for the six months ended June 30, 2008, compared with $80.24 million for the six months ended June 30, 2007. Our Acquisitions comprise $8.19 million, or 25.0% of the increase. The remaining increase is attributed primarily to the 18.1% growth in our overall FA base (excluding our Acquisitions) and an increase in trade volume. Specifically, our total trade volume increased by 3.30 million, or 86.6%, to 7.11 million for the six months ended June 30, 2008, compared with 3.81 million for the six months ended June 30, 2007, which is primarily attributable to an increase in the number of customer accounts.

  •
  Other revenue.  Other revenue decreased $1.82, or 5.7%, to $30.33 million for the six months ended June 30, 2008, compared with $32.15 million for the six months ended June 30, 2007.

    Through our mortgage affiliate Innovex, we recognized gains related to mortgage loans held for sale during the six months ended June 30, 2007 that did not recur in the same period in 2008 because we ceased the operations of Innovex on December 31, 2007.

Expenses

  •
  Production expenses.  Production expenses increased $264.00 million, or 30.7%, to $1.12 billion for the six months ended June 30, 2008, compared with $859.50 million for the six months ended June 30, 2007. Our Acquisitions comprise $182.28 million, or 69.0% of the increase. The remaining increase was primarily attributable to higher payout products making up a larger share of commission and advisory revenue. This increase is consistent with the 10.6% increase in commission and advisory fee revenue, excluding our Acquisitions.

  •
  Compensation and benefits.  Compensation and benefits increased $82.28 million, or 82.6%, to $181.86 million for the six months ended June 30, 2008, compared with $99.59 million for the six months ended June 30, 2007. Our Acquisitions comprise $26.86 million, or 32.7% of the increase. The remaining increase is primarily attributed to salaries and benefits which comprises $39.65 million, or 48.2% of the increase, excluding our Acquisitions. The average number of full-time employees (excluding our Acquisitions) increased by 584, or 30.3%, to 2,510 for the six months ended June 30, 2008, compared to 1,926 for the six months ended June 30, 2007. With our Acquisitions, our average number of full-time employees has increased by an additional 342.

  •
  General and administrative expenses.  General and administrative expenses increased $60.59 million, or 87.3%, to $129.96 million for the six months ended June 30, 2008, compared with $69.38 million for the six months ended June 30, 2007. Our Acquisitions comprise $19.10 million, or 31.5% of the increase. The remaining increase is attributable to increases of $18.61 million in promotional fees, $8.29 million in occupancy and equipment, and $7.00 million in professional fees, all of which are primarily attributable to our overall growth.

  •
  Depreciation and amortization.  Depreciation and amortization expense increased $11.24 million, or 31.1%, to $47.39 million for the six months ended June 30, 2008, compared with $36.16 million for the six months ended June 30, 2007. Our capital expenditures increased $14.09 million, to $38.66 million for the six months ended June 30, 2008, compared to $24.57 million for the six months ended June 30, 2007, resulting in an increase in depreciation expense. In addition, depreciation and amortization recognized on recently acquired assets resulting from our Acquisitions accounted for $2.96 million of the increase.

  •
  Other expenses.  Other expenses increased $8.68 million, or 88.4%, to $18.49 million for the six months ended June 30, 2008, compared with $9.81 million for the six months ended June 30, 2007. Our Acquisitions comprise $5.02 million, or 57.8% of the increase. The remaining increase is attributable to a $4.28 million increase in bad debt expense and customer write-off activity.

  •
  Loss on equity investment.  Loss on equity investment increased $2.12 million to $2.23 million for the six months ended June 30, 2008 from $0.12 million for the six months ended June 30, 2007, due primarily to a $1.73 million write-down in our equity investment resulting from the recognition of an other than temporary impairment. The remaining increase of $0.39 million represents our share of losses in the equity investment during the six months ended June 30, 2008.

  •
  Interest expense.  Interest expense decreased $2.32 million to $59.45 million for the six months ended June 30, 2008, compared with $61.76 million for the six months ended June 30, 2007, reflecting lower average interest rate on borrowings offset in part by an increase in the principal amount of debt outstanding (due to our Acquisitions).

  •
  Provision for Income Taxes.  Provision for income taxes decreased $7.69 million to $24.74 million for the six months ended June 30, 2008, compared with $32.43 million for the six months ended June 30, 2007. The decrease in income tax expense was primarily related to the decrease in pre-tax income over comparable periods; partially offset by a $1.89 million increase in deferred tax liabilities attributed to a 0.5% increase in our estimated rate for state income taxes. This change resulted in an increase in our effective tax rate for the six months ended June 30, 2008 to 48.8% as compared to 43.7% for the three months ended June 30, 2007.

Critical Accounting Policies

        We have disclosed in our condensed consolidated financial statements and in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2007 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2007 Annual Report on Form 10-K. The accounting principles utilized by us in preparing our condensed consolidated financial statements conform in all material respects to GAAP.

Liquidity and Capital Resources

        A summary of changes in cash flow data is provided as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
Net cash flows provided by (used in):
Operating activities	$137,307	$34,555
Investing activities	(43,767)	(117,240)
Financing activities	(37,917)	41,434

Net increase (decrease) in cash and cash equivalents	55,623	(41,251)
Cash and cash equivalents—beginning of period	188,003	245,163

Cash and cash equivalents—end of period	$243,626	$203,912

Operating Activities

        Net cash provided by operating activities for the six months ended June 30, 2008 and 2007, was $137.31 million and $34.56 million, respectively. The increase is largely attributable to operating cash levels associated with the deposit taking and margin lending activities of our customers, as well as the funding and settling of their transactions.

Investing Activities

        Net cash used in investing activities for the six months ended June 30, 2008 and 2007, was $43.77 million and $117.24 million, respectively. The decrease is principally due to our acquisitions of UVEST on January 2, 2007 and IASG and its broker-dealer subsidiaries on June 20, 2007, offset in part by a $14.09 million annual increase in capital expenditures.

Financing Activities

        Net cash used in financing activities for the six months ended June 30, 2008 was $37.92 million compared to $41.43 million in cash provided by financing activities in the corresponding period of the prior year. During the six months ended June 30, 2008, we repaid $50.00 million of our bank loans, offset by additional borrowings of $15.00 million to pay for acquisition related costs. During the six months ended June 30, 2007, we received $50.00 million of proceeds from the issuance of senior secured notes to fund our acquisition of IASG and its broker-dealer subsidiaries.

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

        Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from the delayed receipt of customer funds associated with the settlement of customer transactions in securities markets. Historically, these timing differences were funded either with internally generated cash flow or, if needed, with funds drawn under short-term borrowing facilities, including both committed unsecured lines of credit and uncommitted lines of credit secured by customer securities. We also may borrow up to $100.00 million for working capital and other general corporate purposes under the revolving credit facility, which has been provided under our senior secured credit facilities. Of this facility, $10.00 million is currently being utilized to support the issuance of an irrevocable letter of credit issued for the benefit of The Private Trust Company, N.A ("PTC"). Additionally, LPL, one of our broker-dealer subsidiaries, continues to utilize uncommitted lines, which are secured by customer securities to fund margin loans.

        Our registered broker-dealers are subject to the SEC's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL and Associated Securities Corp., an introducing broker-dealer and wholly owned subsidiary of AFG, compute net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customers' transactions, as defined. LPL is also subject to the Commodity Futures Trading Commission's ("CFTC") minimum financial requirements, which require that it maintain net capital, as defined, equal to 4% of customer funds required to be segregated pursuant to the Commodity Exchange Act, less the market value of certain commodity options, all as defined. UVEST, Waterstone Financial Group, Inc., and MSC all compute net capital requirements under the aggregate indebtedness method, which requires firms to maintain minimum net capital, as defined, of not less than 6.67% of aggregate indebtedness, also as defined.

        PTC is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.

        Funding for purposes other than working capital requirements, including capital expenditures and acquisitions, has historically been provided for from internally generated cash flow. Future funding for these needs may also come from our revolving credit facility.

Liquidity Assessment

        We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including margin lines and revolving credit borrowings under our senior secured credit facilities, will be adequate to satisfy our working capital needs, the payment of all of our obligations, and the funding of anticipated capital expenditures, for the foreseeable future. Our conclusion is based on historical levels of net cash flow generated from our operations and the significant additional borrowing capacity that exists under our revolving credit facility.

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

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments, seek additional capital or restructure or refinance our indebtedness, including the senior unsecured subordinated notes as discussed below. These measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. However, our senior secured credit facilities and the indenture governing the notes offered hereby will restrict our ability to dispose of assets and the use of proceeds from any such dispositions. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and, in any event, the proceeds may not be adequate to meet any debt service obligations then due.

Indebtedness

        As of June 30, 2008, we had outstanding $831.86 million of borrowings under our senior secured credit facilities and $550.00 million of senior unsecured subordinated notes. The senior secured credit facilities also include a $100.00 million revolving credit facility, $10.00 million of which is currently being utilized to support the issuance of an irrevocable letter of credit. As of June 30, 2008, $60.00 million of the revolving credit facility was available for future borrowings. This facility expires on December 28, 2011. We also maintain two uncommitted lines of credit, one which has a $100.00 million limit and the other that has an unspecified limit, primarily dependent on our ability to provide sufficient collateral. Additionally, in an effort to mitigate interest rate risk, we entered into interest rate swap agreements to hedge the variability on $495.00 million of our floating rate senior secured credit facilities.

  Interest Rate and Fees

        Borrowings under our senior secured credit facilities bear interest at a base rate equal to LIBOR plus an applicable margin. The applicable margin for borrowings is currently, (x) under the revolving credit facility, 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings and (y) under the senior secured term loan facility, 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin on the senior secured term loan facility may be changed depending on how our credit is rated.

        In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate is currently 0.375% per annum, but is subject to change. We must also pay customary letter of credit fees.

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

  •
  100% of the net cash proceeds of all nonordinary course asset sales or other dispositions of property, if we do not reinvest or commit to reinvest those proceeds in assets to be used in our business or to make certain other permitted investments within 15 months as long as such reinvestment is completed within 180 days; and

  •
  100% of the net cash proceeds of any incurrence of debt, other than proceeds from debt permitted under the senior secured credit facilities.

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

  •
  engage in certain transactions with affiliates;

  •
  amend material agreements governing certain subordinated indebtedness; and

  •
  change our lines of business.

        In addition, the senior secured credit facilities will require us to maintain the following financial covenants:

  •
  a minimum interest coverage ratio; and

  •
  a maximum total leverage ratio.

  Interest Rate Swaps

        An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. We are required to pay the counterparty to the agreement fixed interest payments on a notional balance, and in turn, receive variable interest payments on that notional balance. Payments are settled quarterly on a net basis. Our Swaps hedge the variability on our floating rate for approximately $495.00 million of our senior secured notes. As of June 30, 2008, we assessed the Swaps as being highly effective and we expect them to continue to be highly effective. While approximately $336.86 million of our senior secured notes remain unhedged as of June 30, 2008, the risk of variability on our floating interest rate is mitigated by our margin interest loans made to our customers. At June 30, 2008, our receivable from customers for margin loan activity was approximately $383.33 million.

  Senior Unsecured Subordinated Notes

        The notes are due in 2015, and bear interest at 10.75% per annum. Interest payments are payable semi-annually in arrears. We are not required to make mandatory redemption or sinking fund payments with respect to the notes and at June 30, 2008, the entire $550.00 million was still outstanding.

Contractual Obligations

        The following table provides information with respect to our commitments and obligations as of June 30, 2008:

	Payments due by period
	Total	< 1 year	1–3 years	4–5 years	> 5 years
	(in thousands)
Operating Lease Obligations(2)	$113,541	$21,019	$39,659	$28,678	$24,185
Senior Secured Credit Facilities and Senior Unsecured Notes(1)(3)	1,381,859	8,424	16,848	16,848	1,339,739
Bank loans payable	30,000	30,000	—	—	—
Fixed Interest Payments	440,974	59,125	118,250	118,250	145,349
Variable Interest Payments(3)	203,182	41,102	81,871	80,209	—
Interest Rate Swap Agreements(3)	54,438	22,830	28,454	3,154	—

Total contractual cash obligations	$2,223,994	$182,500	$285,082	$247,139	$1,509,273

(1)
Note 8 of our unaudited condensed consolidated financial statements provides further detail on these debt obligations.

(2)
Note 10 of our unaudited condensed consolidated financial statements provides further detail on operating lease obligations.

(3)
Our senior credit facilities bear interest at floating rates. Of the $831.86 million outstanding at June 30, 2008, we have hedged the variable rate cash flows using interest rate swaps of $495.00 million of principle (see Note 9 of our unaudited condensed consolidated financial statements). Variable interest payments are shown for the unhedged ($336.86 million) portion of the senior credit facilities assuming the three-month LIBOR remains unchanged at 2.80% (see Note 8 of our unaudited condensed consolidated financial statements for more information).

        As of June 30, 2008, we reflect a liability for unrecognized tax benefits of $16.48 million in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which we have included in income taxes payable on the accompanying consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

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

         Regulatory    Our businesses, as well as the financial services industry generally, are subject to extensive regulation. As a matter of public policy, securities regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. The SEC is the federal agency responsible for the administration of the federal securities laws, while the CFTC is the federal agency responsible for the administration of the federal commodities laws. The exchanges, the Financial Industry Regulatory Authority and the National Futures Association are self-regulatory bodies composed of members, such as our broker-dealer subsidiaries, that have agreed to abide by the respective bodies' rules and regulations. Each of these regulatory bodies may examine the activities of, and may expel, fine, and other wise discipline member firms and their registered representatives. The laws, rules, and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules, and regulations are constantly changing. The effect of any such changes cannot be predicted and may impact the manner of our operations and profitability.

         Other Commitments    As of June 30, 2008, we received collateral primarily in connection with customer margin loans with a market value of approximately $536.66 million, which we can sell or repledge. Of this amount, approximately $214.65 million has been pledged or sold as of June 30, 2008; $140.23 million was pledged to a bank in connection with an unutilized secured margin line of credit,

$38.77 million was pledged to various clearing organizations, and $35.65 million was loaned to the DTC through participation in its Stock Borrow Program. As of December 31, 2007, we received collateral primarily in connection with customer margin loans with a market value of approximately $516.64 million, which we can sell or repledge. Of this amount, approximately $183.67 million had been pledged or sold as of December 31, 2007: $128.72 million was pledged to a bank in connection with an unutilized secured margin line of credit, $31.63 million was pledged to various clearing organizations, and $23.32 million was loaned to the DTC through participation in its Stock Borrow Program.

        In conjunction with the acquisition of UVEST, we made full-recourse loans to certain members of management. As of June 30, 2008, outstanding loans, which are reported as a deduction from stockholders' equity, were approximately $1.16 million.

        As part of its brokerage operations, LPL periodically enters into when-issued and delayed delivery transactions on behalf of its customers. Settlement of these transactions after June 30, 2008 does not have a material effect on our consolidated statements of financial condition.

Off-balance Sheet Arrangements

        At June 30, 2008, we did not have any off-balance sheet arrangements as that term is defined in Item 303 of Regulation S-X of the Securities Act of 1933, as amended (the "Securities Act") that are likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

        We bear some market risk on margin transactions affected for our FAs' clients. In margin transactions, we extend credit to clients, collateralized by cash and securities in the client's account. As our IFAs execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client's account is insufficient to fully cover losses from such investments, and our FAs fail to reimburse us for such losses. The risk of default depends on the creditworthiness of the client. To minimize this risk we assess the creditworthiness of the clients and monitor the margin level daily. Clients are required to deposit additional collateral, or reduce positions, when necessary.

        We also have market risk on the fees we earn that are based on the market value of assets in certain client accounts and for which ongoing fees or commissions are paid. We do not enter into derivatives or other similar financial instruments for trading or speculative purposes.

Interest Rate Risk

        We are exposed to risk associated with changes in interest rates. As of June 30, 2008, all of the outstanding debt under our senior secured credit facilities, $831.86 million, was subject to floating interest rate risk. To provide some protection against potential rate increases associated with our floating senior secured credit facilities, we entered into derivative instruments in the form of Swaps covering a significant portion ($495.00 million) of our senior secured indebtedness. The Swaps qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and were highly effective as of June 2008. Accordingly, any interest rate differential is reflected in an adjustment to interest expense over the lives of the Swaps. While the unhedged portion of our senior secured debt is subject to increases in interest rates, we believe that this risk is offset with variable interest rates associated with customer borrowings. At June 30, 2008, we had $336.86 million in unhedged senior secured borrowings, the variable cost of which is offset by variable interest income on $383.33 million of customer borrowings. Because of this relationship, and our expectation for outstanding balances in the future, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes. For a discussion of such Swaps, see Note 9 to our unaudited condensed consolidated financial statements.

        We offer two primary cash sweep programs depending on account type: money market sweep vehicles involving multiple money market fund providers and the Insured Cash Account ("ICA"), a bank deposit sweep vehicle eligible for insurance through the Federal Deposit Insurance Corporation ("FDIC"). Our ICA program uses multiple non-affiliated banks to provide customers with up to $1.00 million ($2.00 million joint) of FDIC insurance for customer deposits custodied at the banks. While our customers earn interest for balances on deposit in the ICA program, we earn a fee. Our fees from the ICA program are not based on prevailing interest rates, but may be adjusted in a declining interest rate environment or for other reasons. Changes in interest rates for the ICA program are monitored by our Fee and Rate Setting Committee (the "FRS Committee"), which governs and approves any changes to our ICA fees. By meeting promptly after interest rates change, or for other market or non-market reasons, the FRS Committee balances financial risk of the ICA program with a product that offers competitive customer yields. However, as short-term interest rates hit lower levels, the FRS Committee may be compelled to lower ICA program fees. A 0.25% decrease in short-term interest rates, if accompanied by a commensurate reduction in ICA program fees, would result in a decrease in income before income taxes of $24.29 million over the subsequent twelve month period (assuming customer balances at June 30, 2008 held constant over that 12 month period). Actual impacts to the ICA program may be less, depending on interest rate levels, the significance of change, and the FRS Committee's strategy in responding to that change.

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

Change in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The following information relates to all securities issued or sold by us during the three months ended June 30, 2008, excluding those already disclosed in previous Form 10-Q Reports and Form 10-K Reports and not registered under the Securities Act. Each of the transactions described below was conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2), on the basis that such transactions did not involve a public offering. There were no underwriters employed in connection with any of the transactions set forth in this Item 2.

  •
  On May 14, 2008, we issued options to certain of our independent directors to purchase up to an aggregate total of 9,000 shares of our common stock, at an exercise price per share of $27.17, pursuant to our 2005 Non-Qualified Stock Option Plan. No consideration was paid to the registrant by any recipient of any of the foregoing options for the grant of stock. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2).

  •
  On June 10, 2008, we issued options to members of our management team to purchase up to an aggregate total of 69,500 shares of our common stock, at an exercise price per share of $27.17, pursuant to our 2008 Stock Option Plan. No consideration was paid to the registrant by any recipient of any of the foregoing options for the grant of stock. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2).

  •
  On June 10, 2008, we issued warrants to financial institutions to purchase up to an aggregate total of 9,575 shares of our common stock at an exercise price per share of $27.17, pursuant to our Financial Institution Incentive Plan. No consideration was paid to the registrant by any recipient of any of the foregoing options for the grant of stock. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2).

  •
  On June 13, 2008, we issued warrants to financial institutions to purchase up to an aggregate total of 579 shares of our common stock at an exercise price per share of $27.17, pursuant to our Financial Institution Incentive Plan. No consideration was paid to the registrant by any recipient of any of the foregoing options for the grant of stock. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2).

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

LPL INVESTMENT HOLDINGS INC.
Date: August 14, 2008	By:	/s/ MARK S. CASADY Mark S. Casady Chairman and Chief Executive Officer

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