Form 10-Q
period 2008-09-30
LPL Investment Holdings Inc.
filed 2008-11-13
CIK 1397911

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
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

        The number of shares of Common Stock, par value $0.001 per share, outstanding as of September 30, 2008 was 86,516,993.90.

Page
Item Number
PART I. FINANCIAL INFORMATION	1
1. Financial Statements	1
Condensed Consolidated Statements of Financial Condition (unaudited)	1
Condensed Consolidated Statements of Income (unaudited)	2
Condensed Consolidated Statements of Stockholders' Equity (unaudited)	3
Condensed Consolidated Statements of Cash Flows (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	6
2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23
3. Quantitative and Qualitative Disclosures About Market Risk	38
4. Controls and Procedures	40
PART II. OTHER INFORMATION	40
1. Legal Proceedings	40
1A. Risk Factors	40
2. Unregistered Sales of Equity Securities and Use of Proceeds	41
3. Defaults Upon Senior Securities	41
4. Submission of Matters to a Vote of Security Holders	41
5. Other Information	42
6. Exhibits	42
SIGNATURES	43
EXHIBIT INDEX
EXHIBIT 3.1
EXHIBIT 3.2
EXHIBIT 3.3
EXHIBIT 3.4
EXHIBIT 3.5
EXHIBIT 3.6
EXHIBIT 18.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

i

Where You Can Find More Information

        We are required to file annual, quarterly and current reports and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission, or SEC. You may read and copy any document we file with the SEC at the SEC's public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC's internet site at http://www.sec.gov.

        When we use the terms "LPLIH", "we", "us", "our", and the "Company" we mean LPL Investment Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

Special Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q in Item 2—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections includes forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "may", "might", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential", "intend" or "continue", the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A—"Risk Factors" in our 2007 Annual Report on Form 10-K filed with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(Dollars in thousands, except par value)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$383,704	$188,003
Cash and securities segregated under federal and other regulations	225,210	195,811
Receivable from:
Customers, net of allowance of $920 at September 30, 2008 and $529 at December 31, 2007	395,952	411,073
Product sponsors, broker-dealers and clearing organizations	186,380	160,153
Others, net of allowances of $5,846 at September 30, 2008 and $5,266 at December 31, 2007	85,468	97,222
Securities owned:
Marketable securities—at market value	13,296	15,105
Other securities—at amortized cost	10,229	10,632
Securities borrowed	32,564	9,038
Fixed assets, net of accumulated depreciation and amortization of $170,794 at September 30, 2008 and $130,011 at December 31, 2007	170,105	156,797
Goodwill	1,287,756	1,287,756
Intangible assets, net of accumulated amortization of $94,691 at September 30, 2008 and $65,707 at December 31, 2007	626,411	642,137
Other assets	111,691	113,622

Total assets	$3,528,766	$3,287,349

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank loans payable and revolving lines of credit	90,000	65,000
Drafts payable	141,967	127,144
Payable to customers	503,773	406,677
Payable to broker-dealers and clearing organizations	83,947	47,925
Accrued commissions and advisory fees payable	128,975	126,584
Accounts payable and accrued liabilities	181,094	140,394
Income taxes payable	9,888	10,648
Securities sold but not yet purchased—at market value	11,582	12,837
Senior credit facilities and subordinated notes	1,379,753	1,386,071
Deferred income taxes—net	202,770	216,903

Total liabilities	2,733,749	2,540,183

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 200,000,000 shares authorized; 86,516,994 shares issued and outstanding at September 30, 2008, and 86,249,612 shares issued and outstanding at December 31, 2007	86	86
Additional paid-in capital	669,273	664,568
Stockholder loans	(1,088)	(1,242)
Accumulated other comprehensive loss, net of income taxes	(6,656)	(6,512)
Retained earnings	133,402	90,266

Total stockholders' equity	795,017	747,166

Total liabilities and stockholders' equity	$3,528,766	$3,287,349

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Commissions	$413,370	$386,339	$1,275,180	$1,050,071
Advisory fees	212,686	201,302	638,414	526,879
Asset-based fees	95,781	71,337	278,565	180,125
Transaction and other fees	62,791	49,508	175,734	131,185
Interest income	9,265	9,582	27,930	26,235
Other	5,644	6,949	17,308	21,124

Total revenues	799,537	725,017	2,413,131	1,935,619

EXPENSES:
Commissions and advisory fees	539,160	510,886	1,649,128	1,358,868
Compensation and benefits	87,590	71,448	269,454	171,034
Promotional	32,251	28,387	78,792	49,916
Depreciation and amortization	24,786	20,643	72,179	56,801
Occupancy and equipment	15,580	11,604	45,474	29,074
Professional services	8,556	5,752	30,596	16,882
Communications and data processing	9,874	6,971	29,666	18,511
Brokerage, clearing and exchange	8,393	7,603	21,925	19,122
Regulatory fees and expenses	4,856	4,907	16,550	12,613
Travel and entertainment	3,764	3,833	11,645	9,469
Other	2,798	3,373	13,411	7,667

Total noninterest expenses	737,608	675,407	2,238,820	1,749,957
Interest expense from brokerage operations and mortgage lending	608	183	1,614	463
Interest expense from senior credit facilities and subordinated notes	26,793	30,857	85,233	92,340
Loss on equity investment	111	358	2,344	473

Total expenses	765,120	706,805	2,328,011	1,843,233

INCOME BEFORE PROVISION FOR INCOME TAXES	34,417	18,212	85,120	92,386
PROVISION FOR INCOME TAXES	17,249	6,645	41,984	39,073

NET INCOME	$17,168	$11,567	$43,136	$53,313

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Stockholder Loans	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
BALANCE—December 31, 2006	$83	$591,254	$—	$1,938	$33,642	$626,917
Comprehensive income:
Net income					53,313	53,313
Change in unrealized losses on interest rate swaps, net of tax benefit of $2,061				(3,195)		(3,195)

Total comprehensive income						50,118
Cumulative effect of change in accounting principle upon adoption of FIN 48, net of tax benefit of $2,101					(4,445)	(4,445)
Loans to stockholders			(1,877)			(1,877)
Share-based compensation		1,499				1,499
Issuance of common stock for acquisitions	3	70,911				70,914

BALANCE—September 30, 2007	$86	$663,664	$(1,877)	$(1,257)	$82,510	$743,126

BALANCE—December 31, 2007	$86	$664,568	$(1,242)	$(6,512)	$90,266	$747,166
Comprehensive income:
Net income					43,136	43,136
Change in unrealized losses on interest rate swaps, net of tax benefit of $31				(144)		(144)

Total comprehensive income						42,992
Exercise of stock options		556				556
Tax benefit from stock options exercised		658				658
Repayment of stockholder loans, including interest income of $40			154			154
Share-based compensation		3,274				3,274
Issuance of 143,884 shares of common stock		4,000				4,000
Repurchase of 136,470 shares of common stock		(3,783)				(3,783)

BALANCE—September 30, 2008	$86	$669,273	$(1,088)	$(6,656)	$133,402	$795,017

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,136	$53,313
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Amortization of benefits received from retention plans (Note 12)	4,347	—
Depreciation and amortization	72,179	56,801
Amortization of debt issuance costs	2,807	2,739
Loss on disposal of fixed assets	—	136
Share-based compensation	3,274	1,499
Provision for bad debts	3,354	698
Deferred income tax provision	(14,102)	(14,905)
Loss on equity investment (Note 4)	2,344	473
Other	691	(308)
Mortgage loans held for sale:
Originations of loans	—	(97,732)
Proceeds from sale of loans	—	99,374
Gain on sale of loans	—	(978)
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	(29,399)	(35,377)
Receivable from customers	14,730	(57,355)
Receivable from product sponsors, broker-dealers and clearing organizations	(26,227)	(27,910)
Receivable from others	8,791	(24,599)
Securities owned	1,122	(4,563)
Securities borrowed	(23,526)	5,342
Other assets	(8,124)	7,659
Drafts payable	14,823	24,527
Payable to customers	97,096	33,048
Payable to broker-dealers and clearing organizations	36,022	28,520
Accrued commissions and advisory fees payable	2,391	17,216
Accounts payable and accrued liabilities	31,866	39,789
Income taxes payable/receivable	(760)	(7,420)
Securities sold but not yet purchased	(1,255)	(5,882)

Net cash provided by operating activities	235,580	94,105

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of existing cash balance	(5,900)	(91,512)
Capital expenditures	(54,645)	(40,520)
Proceeds from disposal of fixed assets	—	41
Equity investment	—	(5,000)
Purchase of other securities classified as held-to-maturity	(5,161)	(2,204)
Proceeds from maturity of other securities classified as held-to-maturity	5,600	4,004

Net cash used in investing activities	(60,106)	(135,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans and revolving lines of credit	75,000	16,000
Repayment of bank loans and revolving lines of credit	(50,000)	—
Proceeds from senior credit facilities	—	50,000
Repayment of senior credit facilities	(6,318)	(6,198)
Payment of debt issuance costs	—	(936)
Excess tax benefit associated with stock options exercised	658	—
Loans to stockholders	—	(1,877)
Repayment of stockholder loans	114	—
Proceeds from stock options exercised	556	—
Proceeds from warehouse line of credit	—	97,736
Repayment of warehouse line of credit	—	(99,685)
Issuance of common stock	4,000	—
Repurchase of common stock	(3,783)	—

Net cash provided by financing activities	20,227	55,040

NET INCREASE IN CASH AND CASH EQUIVALENTS	195,701	13,954
CASH AND CASH EQUIVALENTS—Beginning of period	188,003	245,163

CASH AND CASH EQUIVALENTS—End of period	$383,704	$259,117

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$70,200	$78,174

Income taxes paid	$56,210	$58,121

NONCASH DISCLOSURES:
Increase in unrealized loss on interest rate swaps, net of tax benefit of $31 and $2,061 for the nine months ended September 30, 2008 and 2007	$(144)	$(3,195)

Income taxes payable recorded as a cumulative effect of change in accounting principle upon the adoption of FIN 48 net of tax benefit of $2,101		$(6,546)

Capital expenditures purchased through short-term credit	$1,301	$4,084

Accrued liability for additional consideration related to acquisition of IFMG Group (Note 3)	$(7,358)

Acquisitions:
Fair value of assets acquired		$265,240
Cash paid for common stock acquired		(140,730)
Common stock issued for acquisition		(68,552)

Liabilities assumed		$55,958

Common stock issued to acquire intangible assets		$1,118

Common stock issued to satisfy accrued liability		$1,244

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     ORGANIZATION AND DESCRIPTION OF THE COMPANY

        LPL Investment Holdings Inc. ("LPLIH"), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the "Company") is a provider of brokerage, investment advisory and technology services to independent financial advisors ("IFAs") and financial institutions who employ financial advisors in the United States of America ("Financial Institutions") (collectively, IFAs and financial advisors employed at or otherwise affiliated with Financial Institutions are defined as "FAs"). The Company provides access to a broad array of financial products and services for FAs, to market to their clients, as well as a technology and service platform to enable FAs to more efficiently operate their practices.

2.     BASIS OF PRESENTATION

        Quarterly Reporting—The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States ("GAAP"). All adjustments were of a normal recurring nature.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        Reportable Segments—In January 2008, the Company reorganized its internal reporting into three service channels; Independent Advisor Services, Institution Services and Custom Clearing Services. These service channels were designed to enhance the services provided to the Company's FAs and to support future growth. The service channels qualify as individual operating segments under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, but are aggregated and viewed as one single reportable segment due to quantitative thresholds and their similar economic characteristics, products and services, production and distribution process, and regulatory environment.

        Goodwill—Goodwill represents the cost of acquired companies in excess of the fair value of net tangible assets acquired at the acquisition date. In accordance with SFAS No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, goodwill is not amortized, but tested annually for impairment, or more frequently if certain events having a material impact on the Company's value occur.

        The Company completed its annual goodwill impairment test as of December 31, 2007 and 2006 and concluded that no impairment charges were required as of those dates. During the third quarter ended September 30, 2008, the Company changed the timing of its annual goodwill impairment testing from December 31 to October 1. The Company expects to complete this test in the fourth quarter and believes that this change in accounting principle will not accelerate, delay, or avoid an impairment charge. The change in the annual date for goodwill impairment testing will result in the performance of a test as of October 1, 2008 which will ensure that no more than 12 months have elapsed between annual tests. The selection of October 1 as the annual testing date for the impairment of goodwill is intended to move the testing to a time period outside of the Company's annual financial reporting process to allow the Company additional time to complete the analysis. The Company believes that this change in accounting principle is preferable under the circumstances. The Company determined that the change in accounting principle related to the annual test date does not result in adjustments to the financial statements when applied retrospectively. In addition, during the third quarter ended September 30, 2008, the Company changed the date of its annual indefinite-lived intangible impairment testing from December 31 to October 1. The Company will complete its annual testing of indefinite-lived assets in accordance with this new date during the fourth quarter ending December 31, 2008.

        Recently Issued Accounting Pronouncements—With the exception of the items discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2008, as compared to the recent accounting pronouncements described in the Company's 2007 Annual Report on Form 10-K, that are of significance, or potential significance, to the Company.

        In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on its consolidated financial statements.

        In April 2008, the FASB issued Staff Position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets ("FAS 142-3"). FAS 142-3 amends the factors that should be considered in

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FAS 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of this standard will not have a material impact on the Company's consolidated statements of financial condition, income and cash flows.

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

        In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FAS 157-3"). FAS 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements ("SFAS 157"), in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The implementation of FAS 157-3 did not have a material impact on the Company's consolidated financial statements.

3.     ACQUISITION (SPLIT ADJUSTED AS DISCUSSED IN NOTE 14)

        On November 7, 2007, the Company acquired all of the outstanding capital stock of IFMG Securities, Inc., Independent Financial Marketing Group, Inc. and LSC Insurance Agency of Arizona, Inc. (collectively "IFMG") from Sun Life Financial, Inc. and Sun Life Financial (U.S.) Holdings, Inc. (collectively "Sun Life"). In conjunction with its acquisition of IFMG, the Company announced a plan (the "Shutdown Plan") to transfer the existing IFMG financial institutional relationships to its other broker-dealer subsidiaries. The acquisition has been accounted for as a business combination under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, with certain liabilities recognized for the Shutdown Plan in accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination ("EITF 95-3"). Initial purchase consideration of $25.69 million was allocated to the specific tangible and intangible assets acquired and liabilities assumed based on their fair market values at the date of acquisition.

        In addition to the initial purchase price, the acquisition also provided for post-closing payments to Sun Life approximating $13.26 million based on the successful recruitment and retention of certain financial institution relationships. As of September 30, 2008, the Company has paid post-closing consideration to Sun Life in the amount of $5.90 million. Additionally, the Company has accrued $7.36 million for additional post-closing payments that will be made to Sun Life on November 7, 2008. The Company is still completing its analysis on the purchase price allocation but believes the majority of purchase price will be assigned to intangible assets representing financial institution relationships and has reported them as such in the accompanying consolidated statements of financial condition. The Company estimates the useful lives of these assets at 10 years and will amortize their value over that

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

period, in accordance with SFAS 142. The Company expects to complete its purchase price allocation in the fourth quarter of 2008.

        In conjunction with the acquisition, the Company has also made retention payments to financial institutions doing business through IFMG, which incentivize them to convert to one of the Company's other technology and clearing platforms. As of September 30, 2008, the Company has paid $6.13 million in retention payments, which are capitalized as other assets in the accompanying consolidated statement of financial condition, and are being amortized over the life of the contractual agreements, ranging from six months to six years. The Company expects to make additional payments of up to $0.85 million in the fourth quarter of 2008.

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

        The preliminary purchase price for the Company's acquisition of IFMG (pending the finalization of a valuation) has been allocated as follows to the fair values of the net tangible and intangible assets acquired through September 30, 2008 (in thousands):

Assets purchased and liabilities assumed:
Cash	$26,015
Receivables	10,950
Fixed assets	713
Intangibles	28,592
Prepaids	142
Other assets	2,743
Accounts payable and accrued liabilities	(30,204)

Total purchase price	$38,951

4.     EQUITY INVESTMENT

        On May 11, 2007, the Company acquired for $5.00 million, an approximate 22.6% ownership interest in a privately held technology company (the "investee"). This investment gives the Company a strategic ownership interest in one of its vendors that provides technology for variable annuity order entry and monitoring. The Company follows the equity method of accounting in accordance with Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, as it has the ability to exercise significant influence over operating and financial policies, primarily through a representative on the Board of Directors. The Company has classified its equity investment within other assets in the accompanying consolidated statements of financial condition, and has recognized its share of earnings or losses in the accompanying consolidated statements of income in loss on equity investment. Such losses were $0.11 million and $0.61 million for the three and nine months ended September 30, 2008, respectively, and $0.36 million and $0.47 million for the three and nine months ended September 30, 2007.

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

5.     FAIR VALUE MEASUREMENTS

        Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

        Effective January 1, 2008, the Company also adopted SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company chose not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	September 30, 2008
	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
Cash equivalents(a)	$87,725	$—	$—	$87,725
Securities segregated under federal and other regulations(c)	112,312	—	—	112,312
Securities owned:
Mutual funds(b)	6,804	—	—	6,804
Money market funds(b)	268	—	—	268
Variable annuities(b)	187	—	—	187
U.S. Treasury obligations(c)	2,855	—	—	2,855
Equity securities(d)	516	—	—	516
Debt securities(e)	2,359	—	—	2,359
Certificates of deposit(f)	207	100	—	307
Deferred compensation(g)	7,711	—	—	7,711

Total assets at fair value	$220,944	$100	$—	$221,044

Liabilities
Securities sold but not yet purchased:
Mutual funds(a)	$7,476	$—	$—	$7,476
Equity securities(d)	76	—	—	76
Debt securities(e)	137	—	—	137
Certificates of deposit(f)	3,893	—	—	3,893
Interest rate swaps(h)	—	11,010	—	11,010

Total liabilities at fair value	$11,582	$11,010	$—	$22,592

(a)
Cash equivalents include money market mutual funds, which are exchange traded.
(b)
Mutual fund, money market fund and variable annuity investments are valued using quoted market prices in active markets.
(c)
These investments are in U.S. Treasury bills, which are valued using quoted market prices in active markets.
(d)
Equity securities include investments in common and preferred stock, which are valued based on exchange prices in active markets.
(e)
Debt securities include municipal and corporate bonds. The fair value of municipal bonds is estimated using market price quotes. The fair value of corporate bonds is estimated using market price quotes corroborated by recently executed transactions observable in the market.
(f)
Certificates of deposit are timed investments that are valued based on third-party quotations. Actively traded securities are classified as Level 1 measurements and securities held to maturity are classified as Level 2.
(g)
Deferred compensation assets are invested in mutual funds that are actively traded and are valued based on quoted market prices.
(h)
Interest rate swap positions are valued by a pricing model that uses readily observable market parameters. The inputs to such a model are the current prevailing interest rate swap curves and the terms of the hedges contracted by the Company.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, for example, when evidence of impairment exists. During the second quarter, in accordance with the provisions of APB 18, an equity investment with a carrying value of $3.82 million was written down to its fair value of $2.09 million, which resulted in an impairment charge of $1.73 million. The estimated fair value was determined based on an arms-length third party transaction that occurred with the investee and qualifies as a Level 3 measurement under the fair value hierarchy of SFAS 157. See Note 4 for further discussion.

6.     INTANGIBLE ASSETS

        The components of intangible assets as of September 30, 2008 and December 31, 2007 are as follows (in thousands):

	Gross carrying value	Accumulated amortization	Net carrying value
At September 30, 2008:
Advisor relationships	$484,809	$(63,705)	$421,104
Product sponsor relationships	233,663	(30,498)	203,165
Trust clients relationships	2,630	(488)	2,142

Total	$721,102	$(94,691)	$626,411

At December 31, 2007:
Advisor relationships	$471,551	$(43,650)	$427,901
Product sponsor relationships	233,663	(21,668)	211,995
Trust clients relationships	2,630	(389)	2,241

Total	$707,844	$(65,707)	$642,137

        Total amortization expense of intangible assets was $9.88 million and $28.98 million for the three and nine months ended September 30, 2008, respectively, and $8.89 million and $25.03 million for the three and nine months ended September 30, 2007, respectively.

        Amortization expense for each of the fiscal years ended December 31, 2008 through 2012 and thereafter is estimated as follows (in thousands):

2008—remainder	$9,879
2009	39,049
2010	38,231
2011	38,231
2012	37,940
Thereafter	463,081

Total	$626,411

7.     INCOME TAXES

        The Company's effective income tax rate differs from the federal corporate tax rate of 35%, primarily as a result of state taxes, settlement contingencies and nondeductible expenses for tax

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        In June 2008, the Company recorded a $1.89 million increase in deferred tax liabilities resulting from a 0.5% increase in its estimated rate for state income taxes. These increases along with other items described above resulted in effective tax rates of 50.1% and 49.3% for the three and nine months ended September 30, 2008, respectively. The Company's effective tax rates for the three and nine months ended September 30, 2007 were 36.5% and 42.3%, respectively.

8.     INDEBTEDNESS

        Senior Secured Credit Facilities—The Company's senior secured credit facilities are secured primarily through pledges of capital stock of its subsidiaries. Borrowings under the senior secured credit facilities bear interest at a base rate plus an applicable interest rate margin, the corporate family credit rating and the source for the base rate. The Company's base rate is the three-month London Interbank Offered Rate ("LIBOR") and the applicable interest rate margin is 1.75%. The senior secured credit facilities are subject to certain financial and nonfinancial covenants. As of September 30, 2008, the Company was in compliance with all such covenants.

        Senior Unsecured Subordinated Notes—The Company also has $550.00 million of senior unsecured subordinated notes due December 15, 2015. The notes bear interest at 10.75% per annum and interest payments are payable semiannually in arrears. The Company is not required to make mandatory redemption or sinking-fund payments with respect to the notes. The indenture underlying the senior subordinated notes contains various restrictions with respect to the issuer, including one or more restrictions relating to limitations on liens, sale and leaseback arrangements and funded debt of subsidiaries.

        Revolving Line of Credit—The Company maintains a $100.00 million revolving line of credit facility, $10.00 million of which is being used to support the issuance of an irrevocable line of credit. The revolving credit facility carries a borrowing rate of one-month LIBOR plus an interest rate margin of an additional 2.00%. On September 30, 2008, there was a $90.00 million outstanding borrowing balance against the line of credit.

        Bank Loans Payable—In April 2008, the Company entered into an uncommitted line of credit that has a $100.00 million limit and is primarily dependent on its ability to provide sufficient collateral. The Company also maintains an additional uncommitted line of credit, which has an unspecified limit and is also dependent on its ability to provide sufficient collateral. At December 31, 2007, the Company had a balance outstanding of $40.00 million. The lines were subsequently paid down in full on January 2, 2008.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The Company's outstanding borrowings were as follows (dollars in thousands):

			September 30, 2008			December 31, 2007
	Maturity		Balance	Interest Rate		Balance	Interest Rate
Revolving credit	12/28/2011		$90,000	5.32	%(6)	$25,000	7.25	%(2)
Bank loans payable		(4)	—	—		40,000	8.25	(3)
Senior secured notes:
Unhedged	6/28/2013		334,753	5.51	(5)	341,071	6.83	(1)
Hedged with interest rate swaps	6/28/2013		495,000	5.51	(5)	495,000	6.83	(1)
Senior unsecured subordinated notes	12/15/2015		550,000	10.75		550,000	10.75

Total borrowings			1,469,753			1,451,071
Less current borrowings (maturities within 12 months)			8,424			73,424

Long-term borrowings—net of current portion			$1,461,329			$1,377,647

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

(5)
As of September 30, 2008, the variable interest rate for the Senior Secured Notes is based on the three-month LIBOR of 3.76% plus the applicable interest rate margin of 1.75%.

(6)
As of September 30, 2008, the variable interest rate for the Revolver is based on the one-month LIBOR of 3.32% plus the applicable interest rate margin of 2.00%.

        The following summarizes borrowing activity in the revolving and margin credit facilities (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Average balance outstanding	$40,104	$1,827	$33,951	$1,342
Weighted-average interest rate	4.70%	5.78%	4.90%	6.24%

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The minimum calendar year principal payments and maturities of borrowings as of September 30, 2008 are as follows (in thousands):

	Senior Secured Notes	Revolving Line of Credit	Senior Unsecured Notes	Total Amount
2008—remainder	$2,106	$—	$—	$2,106
2009	8,424	—	—	8,424
2010	8,424	—	—	8,424
2011	8,424	90,000	—	98,424
2012	8,424	—	—	8,424
Thereafter	793,951	—	550,000	1,343,951

Total	$829,753	$90,000	$550,000	$1,469,753

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

        On January 30, 2006, the Company entered into five Swap agreements with a total notional value of $495.00 million. Under the Swap agreements, the Company paid a fixed rate of interest ranging from 3.43% to 4.85% and received a floating rate based on the three-month LIBOR rate. On June 30, 2008, one of the Swaps matured. As a result, the Company entered into a new Swap agreement with a notional value of $70.00 million, which swaps a variable rate based on a three-month LIBOR with a fixed interest rate of 3.43% and expires on June 30, 2010.

        The following table summarizes information related to the Company's Swaps as of September 30, 2008 (dollars in thousands):

Notional Balance	Fixed Pay Rate	Variable Receive Rate(1)	Fair Value	Maturity Date
$95,000	4.77%	3.76%	$(991)	June 30, 2009
70,000	3.43%	3.76%	(115)	June 30, 2010
120,000	4.79%	3.76%	(2,995)	June 30, 2010
145,000	4.83%	3.76%	(4,598)	June 30, 2011
65,000	4.85%	3.76%	(2,311)	June 30, 2012

$495,000			$(11,010)

(1)
The variable receive rate is based on the applicable three-month LIBOR. The effective rate was 2.80% from June 30, 2008 to September 29, 2008. As of September 30, 2008, the effective rate was 3.76%.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        Each of the Swaps listed above have been designated as cash flow hedges against specific payments due on the Company's senior secured notes. The Swaps qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As of September 30, 2008, the Company assessed the Swaps as being highly effective and expects them to continue to be highly effective. Accordingly, the changes in fair value of the Swaps have been recorded as other comprehensive loss, with the fair value of the Swaps included as a liability on the Company's consolidated statements of financial condition. Based on current interest rate assumptions and assuming no additional Swaps are entered into, the Company expects to reclassify $4.22 million, or $2.14 million after tax, from other comprehensive loss as additional interest expense over the next 12 months.

10.   COMMITMENTS AND CONTINGENCIES

        Future minimum calendar-year payments for operating lease commitments with remaining terms greater than one year as of September 30, 2008 are approximately as follows (in thousands):

2008—remainder	$5,433
2009	21,498
2010	20,964
2011	17,347
2012	14,513
Thereafter	29,802

Total	$109,557

        Total rental expense for all operating leases was approximately $5.55 million and $16.70 million for the three and nine months ended September 30, 2008, respectively and $3.91 million and $9.71 million for the three and nine months ended September 30, 2007, respectively.

        Guarantees—The Company occasionally enters into certain types of contracts that contingently require it to indemnify certain parties against third-party claims. These contracts primarily relate to real estate leases under which we may be required to indemnify property owners for claims and other liabilities arising from our use of the applicable premises. The terms of these obligations vary and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the amount that it could be obligated to pay under such contracts.

        The Company, through its wholly-owned subsidiary LPL Financial Corporation ("LPL"), provides guarantees to securities clearing houses and exchanges under their standard membership agreements, which require a member to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing houses and exchanges, all other members would be required to meet any shortfall. The Company's liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these agreements is remote. Accordingly, no liability has been recognized for these transactions.

        Loan Commitments—From time to time, the Company makes loans to its FAs, primarily to new recruits to assist in the transition process. Due to timing differences, the Company may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the FA joining the Company, and

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

may be forgivable. As of September 30, 2008, the Company estimates that it had made commitments for approximately $6.00 million in transition loans.

        Litigation—The Company has been named as a defendant in various legal actions, including arbitrations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty what the eventual loss or range of loss related to such matters will be. The Company believes, based on current information, after consultation with counsel, and consideration of insurance, if any, that the outcome of such matters will not have a material adverse effect on its consolidated statements of financial condition, income or cash flows.

        Other Commitments—As of September 30, 2008, the Company had received collateral primarily in connection with customer margin loans with a market value of approximately $480.56 million, which it can sell or repledge. Of this amount, approximately $183.46 million has been pledged or sold as of September 30, 2008, $148.00 million was pledged to a bank in connection with an unutilized secured margin line of credit, $121.32 million was pledged to various clearing organizations and $27.78 million was loaned to the Depository Trust Company ("DTC") through participation in its Stock Borrow Program. As of December 31, 2007, the Company had received collateral primarily in connection with customer margin loans with a market value of approximately $516.64 million, which it can sell or repledge. Of this amount, approximately $183.67 million has been pledged or sold as of December 31, 2007: $128.72 million was pledged to a bank in connection with an unutilized secured margin line of credit, $31.63 million was pledged to various clearing organizations and $23.32 million was loaned to the DTC through participation in its Stock Borrow Program.

11.   STOCK-BASED COMPENSATION (SPLIT ADJUSTED AS DISCUSSED IN NOTE 14)

        Certain employees, officers and directors participate in stock option plans of the Company (the "2005 Plans"). The Company's FAs participate in a stock bonus plan. The terms of these plans are set forth in the 2007 Annual Report on Form 10-K.

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

        Subject to the approval of the Company's compensation committee, the 2008 Plans provide for an allocation of up to 2.0% of the outstanding stock (determined at January 1st on a fully diluted basis), with an additional 2.0% available on the first anniversary, and an additional 2.5% available on the second and third anniversaries. The exercise price is equal to the fair market value on the grant date. Stock option awards vest in equal increments of 20.0% over a five-year period and expire on the 10th anniversary following the date of grant.

        Collectively, the 2005 Plans and the 2008 Plans are referred to herein as the "Stock Option Plans".

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

  Stock Option Plans

        On January 1, 2006, the Company adopted SFAS No. 123R (Revised), Share-Based Payment, ("SFAS 123R"). SFAS 123R requires the recognition of the fair value of share-based compensation in net income. The Company recognizes share-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. Prior to January 1, 2006, the Company accounted for employee equity awards using APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for share-based compensation. The Company has adopted the provisions of SFAS 123R using the prospective transition method whereby it will continue to account for nonvested equity awards to employees outstanding prior to January 1, 2006 using APB 25 and apply SFAS 123R to all awards granted or modified after that date.

        The Company accounts for non-employee stock option awards for its Advisor Incentive Plan and warrants for its Financial Institution Incentive Plan under the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18"), which requires expense recognition to be re-measured at fair value at each of its interim reporting periods. The Company recognized $0.18 million and $0.23 million of share based compensation during the three and nine months ended September 30, 2008, respectively, related to the vesting of stock options and warrants awarded to non-employees. As of September 30, 2008, total unrecognized compensation cost related to nonvested share-based compensation arrangements granted was $3.26 million, which is expected to be recognized over a weighted-average period of 4.65 years.

        The Company recognized $0.35 million and $1.05 million of share based compensation for the three and nine months ended September 30, 2007, respectively, under APB 25 related to the vesting of stock options awarded to employees prior to January 1, 2006. The Company also recognized $1.23 million and $3.04 million of share-based compensation under SFAS 123R related to employee stock option awards during the three and nine months ended September 30, 2008, respectively, and $0.25 million and $0.45 million of share-based compensation under SFAS 123R related to employee stock option awards during the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, total unrecognized compensation cost related to nonvested share-based compensation arrangements granted was $19.42 million, which is expected to be recognized over a weighted-average period of 3.74 years. Under SFAS 123R, the Company calculates the compensation cost for stock options based on its estimated fair value.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The following table presents the weighted-average assumptions used by the Company in calculating the fair value of its stock options and warrants with the Black-Scholes valuation model for the nine months ended September 30, 2008 and September 30, 2007:

	2008	2007
Expected life (in years)	6.52	6.49
Expected stock price volatility	33.38%	31.45%
Expected dividend yield	—	—
Annualized forfeiture rate	1.51%	0.27%
Fair value of options	$10.83	$9.31
Risk-free interest rate	2.92%	5.19%

        The Company estimates the expected term for its employee option awards using the simplified method in accordance with SEC Staff Accounting Bulletin ("SAB") 107, Shared-Based Payment, which was subsequently amended and replaced by SAB 110, Certain Assumptions Used in Valuation Methods. The simplified method is used because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. The Company estimates the expected term for its non-employee option awards using the contractual term in accordance with EITF 96-18.

        The following table summarizes the Company's activity in its Stock Option Plans for the nine months ended September 30, 2008:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding—December 31, 2007	21,748,080	$2.46
Granted	1,927,206	27.56
Exercised	(259,968)	2.14
Forfeited	(239,665)	14.12

Options outstanding—September 30, 2008	23,175,653	$4.43

Options exercisable—September 30, 2008	20,669,599	$1.75

        The following table summarizes information about outstanding stock option awards:

	Outstanding as of September 30, 2008			Exercisable as of September 30, 2008
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
At September 30, 2008:
$1.07-$2.38	20,535,440	4.40	$1.64	20,535,440	$1.64
$10.30-$18.89	152,010	8.17	16.14	49,410	14.00
$21.60-$27.80	2,488,203	9.33	26.78	84,749	22.52

	23,175,653	4.95	$4.43	20,669,599	$1.75

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

  Stock Bonus Plan

        The Company's FAs participate in a stock bonus plan that provides for the grant and allocation of up to 7,716,930 bonus credits. Each bonus credit represents the right to receive shares of common stock in the Company. Participation in the stock bonus plan is dependent upon meeting certain eligibility criteria, and shares are allocated to eligible participants based on certain performance metrics, including amount and type of commissions as well as tenure with the Company. Bonus credits vest annually in equal increments of 33.3% over a three-year period commencing in 2006 and expire on the 10th anniversary following the date of grant. Vested bonus credits convert into shares of common stock only upon the occurrence of a Company sale that constitutes a change in control upon or immediately subsequent to an initial public offering. Unvested bonus credits held by FAs who terminate prior to vesting will be forfeited and may be reallocated to other FAs eligible under the plan.

        A summary of the stock bonus plan for the nine months ended September 30, 2008, is as follows:

Outstanding—December 31, 2007	7,474,320
Granted	—
Exercised	—
Canceled	(38,776)

Outstanding—September 30, 2008	7,435,544

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

12.   EMPLOYEE AND ADVISOR BENEFIT PLANS

        The Company has a 401(k) defined contribution plan. All employees meeting minimum age and length of service requirements are eligible to participate. The Company has an employer matching program whereby employer contributions are made to the 401(k) plan in an amount equal to 50% of the employee's total compensation up to the maximum allowable contribution under Internal Revenue Service, or other regulatory limitations. The Company's total cost under the 401(k) plan was $1.19 million and $3.80 million for the three and nine months ended September 30, 2008, respectively, and $1.06 million and $2.77 million for the three and nine months ended September 30, 2007, respectively.

        On January 1, 2008, the Company adopted a non-qualified deferred compensation plan for the purpose of attracting and retaining FAs who operate, for tax purposes, as independent contractors, by providing an opportunity for participating FAs to defer receipt of a portion of their gross commissions generated primarily from commissions earned on the sale of various products. The deferred compensation plan has been fully funded to date by participant contributions. Plan assets are invested in mutual funds, which are held by the Company in a Rabbi Trust and accounted for in accordance with EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested ("EITF 97-14"). The liability for benefits accrued under the non-qualified deferred compensation plan totaled $4.73 million at September 30, 2008, and is included

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition. The cash values of the related trust assets was $4.82 million at September 30, 2008, which is included in other assets in the accompanying consolidated statements of financial condition.

        Certain executives of UVEST Financial Services Group, Inc. ("UVEST"), some of which are now executives of LPL, participate in a Non-Qualified Deferred Compensation Plan, which is a supplemental retirement program that allows these executives to make pretax contributions above amounts allowed in qualified plans. No contributions have been made by the Company since the acquisition of UVEST. Plan assets are invested in Corporate Owned Life Insurance, which are held by the Company in a Rabbi Trust and accounted for in accordance with EITF 97-14. As of September 30, 2008, the Company has recorded an asset of approximately $0.54 million and a liability of $0.57 million related to this plan, which is included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying consolidated statements of financial condition.

        Certain officers of Mutual Service Corporation ("MSC") participated in a deferred compensation plan. The plan permitted participants to defer portions of their compensation and earn interest on the deferred amounts. The interest rate was determined annually. The plan closed to new participants and contributions on June 20, 2007. As of September 30, 2008, deferred compensation in the amount of $0.68 million is included in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition.

        Certain FAs, employees and officers of Associated Financial Group, Inc. ("AFG") and its wholly owned subsidiaries participated in a deferred compensation plan provided by AFG. The plan permitted participants to defer portions of their compensation and earn interest on the deferred amounts. The interest rate was determined annually. The assets of the plan are held in a Rabbi Trust and accounted for in accordance with EITF 97-14. The plan closed to new participants and contributions on June 20, 2007. As of September 30, 2008, the Company has recorded an asset of $2.89 million and a liability of $3.20 million related to the plan, which is included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying consolidated statements of financial condition.

        In conjunction with the sale of Pacific Select Group, LLC ("PSG") to the Company, Pacific Life Insurance Company committed to provide retention plan distributions to employees and FAs of PSG's broker-dealer subsidiaries that remained with the Company through March 31, 2008. Benefits received by the Company have been recorded as commission and compensation expense in the accompanying consolidated statements of income, which totaled $3.11 million during the three and nine months ended September 30, 2008. The retention plan distributions were made on March 31, 2008 pursuant to the terms of the purchase and sale agreement.

        In accordance with the sale of IFMG to the Company, Sun Life committed to provide retention plan distributions to employees of IFMG's subsidiaries that remain with the Company. Benefits received by the Company are recorded as compensation expense in the accompanying consolidated statements of income, which totaled $0.32 million and $1.24 million during the three and nine months ended September 30, 2008, respectively.

13.   NET CAPITAL/REGULATORY REQUIREMENTS

        The Company's registered broker-dealers are subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital. Net capital is calculated for each broker-dealer subsidiary individually. Excess net capital of

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

one broker-dealer subsidiary may not be used to offset a net capital deficiency of another broker-dealer subsidiary. Net capital and the related net capital requirement may fluctuate on a daily basis.

        Net capital and net capital requirements for the Company's broker-dealer subsidiaries as of September 30, 2008, are presented in the following table (in thousands):

	September 30, 2008
	Net Capital	Minimum Net Capital Required	Excess Net Capital
LPL Financial Corporation	$80,352	$9,282	$71,070
UVEST Financial Services Group, Inc.	12,997	1,982	11,015
Mutual Service Corporation	3,132	1,535	1,597
Associated Securities Corp.	1,713	250	1,463
Waterstone Financial Group, Inc.	4,111	327	3,784

Total	$102,305	$13,376	$88,929

        LPL is a clearing broker-dealer and the remaining subsidiaries are introducing broker-dealers. During the quarter ended September 30, 2008, and in accordance with the Shutdown Plan, the Company filed a Form BDW for its IFMG broker dealer subsidiary along with its final FOCUS report, thus eliminating its net capital requirements.

14.   STOCK SPLIT

        The Company affected a ten-for-one stock split as of January 1, 2008, with all fractional shares being rounded down to the nearest whole share. In accordance with SFAS No. 128, Earnings Per Share, and the SEC's Staff Accounting Bulletin Topic 4C, all per share amounts, average shares outstanding and shares outstanding have been adjusted retroactively to reflect the stock split.

15.   SUBSEQUENT EVENTS

        Pursuant to the terms of the purchase and sale agreements, the Company is indemnified by the sellers for representations and warranties made in conjunction with the acquisitions of UVEST and PSG. In October 2008, the Company collected $3.73 million for the reimbursement of legal expenditures during 2007 and in the first nine months of 2008. These items will be reflected in its consolidated financial statements during the quarter ended December 31, 2008.

        On November 4, 2008, the Company received notice that Standard & Poor's had upgraded its credit rating to B+ from B.

        On November 10, 2008, the Company made post closing payments to Sun Life totaling $7.04 million. Such payments were made pursuant to the terms of the purchase and sale agreement for its acquisition of IFMG, and have been included in the Company's determination of IFMG's purchase price.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts" and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risk Factors" in Part I1, Item 1A of this report. The following discussion should be read in conjunction with our 2007 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, and the Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q.

Our Business

        We are a leading provider of brokerage, investment advisory and technology services to FAs and to Financial Institutions. We provide access to a broad array of financial products and services for our FAs to market to their customers, as well as a comprehensive technology and service platform to enable our FAs to more efficiently operate their practices. Our strategy is to build long-term relationships with our Financial Institutions and FAs by offering innovative technologies and high-quality services that will enable them to nurture and grow their customer base.

        Our revenues are primarily derived from commissions and fees from products and advisory services offered by our FAs to their customers, a substantial portion of which we pay to Financial Institutions and our FAs. Furthermore, we also receive fees from product manufacturers as well as various administrative fees from Financial Institutions, our FAs and their customers for the use of our proprietary technology and service platform.

Recurring Revenue

        One of our core strategic objectives is to earn a significant portion of our revenues from recurring sources. Our recurring revenues include advisory fees charged to customers, 12b-1 fees, asset-based fees, fees related to our cash sweep programs, interest earned on margin accounts and technology and service fees charged to our FAs. We believe these revenue sources are more stable and less dependent on market conditions than transaction-related commissions. For the three and nine months ended September 30, 2008 our recurring revenues were 61.4% and 60.3%, respectively, of overall revenue.

        In addition, the stability of our business is further enhanced by our limited reliance on margin lending. Our interest from margin lending represented only 0.9% and 1.0% of our total revenues for the nine months ended September 30, 2008 and 2007, respectively.

        The table reflects our sources of recurring revenue as a percentage of total revenue for the periods indicated:

	% of Total Revenue Three Months Ended September 30,		% of Total Revenue Nine Months Ended September 30,
	2008	2007	2008	2007
Advisory fee revenue	26.6%	28.6%	26.5%	28.0%
Asset-based fee revenue	12.0%	9.8%	11.5%	9.3%
12b-1 fee revenue	10.2%	11.9%	10.1%	10.8%
Variable and group trail and life insurance renewal revenue	5.8%	5.4%	6.0%	5.2%
Fee revenue	5.6%	4.7%	5.0%	4.6%
Margin interest and other revenue	1.2%	1.6%	1.2%	1.8%

Total recurring revenue	61.4%	62.0%	60.3%	59.7%

Scale of Operations

        As the size of our financial advisor base continues to expand we will seek to further consolidate our buying power and lower our costs. With our increasing scale, we have an enhanced ability to economically invest in technology and broaden our value added services more efficiently across our financial advisor base. If successful, we expect to increase our profit margins, as well as those of our FAs.

EBITDA

        EBITDA is defined as net income plus interest expense, income tax expense, depreciation and amortization. EBITDA is a non-GAAP measure as defined by Regulation G under the Securities Exchange Act of 1934 (the "Exchange Act") and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for our discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. We use EBITDA as a supplemental measure of our consolidated operating performance. We believe that EBITDA helps facilitate operating performance comparisons from period to period by backing out potential differences caused by variations in use of our debt, tax positions (such as the impact on periods for effective tax rates), depreciation of fixed assets and amortization expense of intangible assets recognized through purchase accounting in accordance with SFAS No. 141, Business Combinations. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

        Set forth below is a computation of EBITDA and a reconciliation of EBITDA to net income, the most closely analogous GAAP measure (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$17,168	$11,567	$43,136	$53,313
Interest expense	27,401	31,040	86,847	92,803
Income tax expense	17,249	6,645	41,984	39,073
Depreciation and amortization	24,786	20,643	72,179	56,801

EBITDA	$86,604	$69,895	$244,146	$241,990

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

        Economic conditions in the U.S. markets have deteriorated during the first nine months of 2008, and into October 2008. The declines reflect unprecedented market conditions driven by falling consumer confidence associated with the softening U.S. housing market, increased mortgage loan defaults and tightening credit conditions. There has been a broad based set of actions taken by the U.S Government to respond to these conditions, but the timing and effectiveness of these responses to stabilize confidence remains uncertain. Additionally, the U.S. Federal Reserve's reduction in the federal funds rate (from 2.25% at the beginning of the year to 1.00% in October 2008) and the resultant impact on the federal funds effective rate has impacted our ability to charge fees on interest bearing products such as Insured Cash Accounts ("ICA"). We are managing the impacts to our revenue sources with increased levels of focus on recruiting and cost management. We plan to continue such efforts into 2009, as necessary, to mitigate financial risks associated with current market conditions.

Matters that May Affect Comparability

        On June 20, 2007, we acquired all the outstanding membership interests of PSG, which we subsequently renamed LPL Independent Advisor Services Group LLC ("IASG"), strengthening our position as a leading independent broker-dealer in the United States. On November 7, 2007, we acquired all of the outstanding capital stock of IFMG, further expanding our reach in offering financial services to banks, savings and loan institutions, and credit unions nationwide. Collectively, the acquisitions of IASG and IFMG are referred to herein as our "Acquisitions". While these Acquisitions have contributed to the overall growth of our FA base and related revenue and market position, we have incurred significant non-recurring costs during the nine months ended September 30, 2008 related to acquisition integration. These costs include increased headcount to departments such as service, operations and compliance as well as additions to our senior management team, which have enhanced our organizational structure. We have also strengthened our systems infrastructure. The acquisition of IFMG has resulted in various other costs specifically related to our intent to shutdown the IFMG entity following the transfer of existing IFMG financial institution relationships to our other broker-dealer subsidiaries. These costs have included incentive payments made to financial institutions to enter into contractual arrangements with LPL, increased recruiting expenditures and conversion costs to transfer IFMG partnering financial institutions and their customers to our LPL legacy platform.

        On December 31, 2007, we ceased the operations of our subsidiary Innovex Mortgage inc. ("Innovex"). Prior to that date, Innovex provided comprehensive mortgage services for the residential properties of our FAs' clients.

Results of Operations

        The following tables and discussion represent our analysis of significant changes or events that impact the reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

Three Months Ended September 30, 2008 compared with the Three Months Ended September 30, 2007 (dollars in thousands)

	2008	2007	$ Change	% Change
Revenues
Commissions	$413,370	$386,339	$27,031	7.0%
Advisory fees	212,686	201,302	11,384	5.7%
Asset-based fees	95,781	71,337	24,444	34.3%
Transaction and other fees	62,791	49,508	13,283	26.8%
Other	14,909	16,531	(1,622)	(9.8)%

Total revenues	799,537	725,017	74,520	10.3%

Expenses
Production	547,553	518,489	29,064	5.6%
Compensation and benefits	87,590	71,448	16,142	22.6%
General and administrative	74,881	61,454	13,427	21.8%
Depreciation and amortization	24,786	20,643	4,143	20.1%
Other	2,798	3,373	(575)	(17.0)%

Total non-interest expenses	737,608	675,407	62,201	9.2%

Interest expense from operations	608	183	425	232.2%
Interest expense from senior credit facilities and subordinated notes	26,793	30,857	(4,064)	(13.2)%
Loss on equity investment	111	358	(247)	(69.0)%

Total expenses	765,120	706,805	58,315	8.3%

Income before provision for income taxes	34,417	18,212	16,205	89.0%
Provision for income taxes	17,249	6,645	10,604	159.6%

Net income	$17,168	$11,567	$5,601	48.4%

Revenues

         Summary.    Total revenues increased $74.52 million, or 10.3%, for the three months ended September 30, 2008, compared to the corresponding period in the prior year. Our average overall FA base increased by 10.2%, from 10,535 to 11,608 for the three months ended September 30, 2007 and 2008, respectively. The acquisition of IFMG increased our headcount by approximately 400 FAs, while the remaining increase was attributed to our successful recruitment and expanding market position. Further analysis of our increase in revenue is provided below.

  •
  Commission revenue.  The following table sets forth our commission revenue by product category included in our condensed consolidated statements of income for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2008	% Total	2007	% Total
Annuities	$200.20	48.4%	$172.50	44.6%
Mutual funds	120.68	29.2%	133.68	34.6%
Alternative investments	31.02	7.5%	22.65	5.9%
Insurance	21.74	5.3%	23.16	6.0%
Equities	21.33	5.2%	20.53	5.3%
Fixed income	17.31	4.2%	13.07	3.4%
Other	1.09	0.2%	0.75	0.2%

Total commission revenue	$413.37	100.0%	$386.34	100.0%

    Commission revenue increased $27.03 million, or 7.0%, to $413.37 million for the three months ended September 30, 2008, compared with $386.34 million for the three months ended September 30, 2007. This growth was principally due to our acquisition of IFMG, which contributed $34.58 million toward the increase, which was offset by unfavorable market conditions impacting our existing FAs.

  •
  Advisory fees.  Advisory fees increased $11.38 million, or 5.7%, to $212.69 million for the three months ended September 30, 2008, compared with $201.30 million for the three months ended September 30, 2007. The increase was due to a trend among our mature FAs to provide a higher percentage of fee-based advisory services to their customers that are recurring in nature, and to a lesser extent, higher asset balances in advisory programs resulting from newly recruited FAs.

  •
  Asset-based fees.  Asset-based fees increased $24.44 million, or 34.3%, to $95.78 million for the three months ended September 30, 2008, compared with $71.34 million for the three months ended September 30, 2007, $3.53 million of which was attributable to our acquisition of IFMG. Fees from our cash sweep vehicles increased $16.54 million due to a 60.6% increase in average customer balances, from $11.51 billion as of September 30, 2007 to $18.48 billion as of September 30, 2008. In addition to new customer accounts, the escalation in customer assets can be attributed to prevailing negative market conditions and the resulting shift of customer assets from brokerage and advisory products to ICA and money market investments. The remaining change is due in part to the growth of sponsorship fee revenues for participating annuity and mutual fund programs.

  •
  Transaction and other fees.  Transaction and other fees increased $13.28 million, or 26.8%, to $62.79 million for the three months ended September 30, 2008, compared with $49.51 million for the three months ended September 30, 2007. The increase is attributed primarily to an increased in trade volume, and to a lesser extent, recruitment of new FAs. Specifically, our trade volume increased by 1.31 million, or 62.4%, to 3.41 million for the three months ended September 30, 2008, compared with 2.10 million for the three months ended September 30, 2007, which is primarily attributable to an increase in the number of underlying customer accounts.

  •
  Other revenue.  Other revenue decreased $1.62 million, or 9.8%, to $14.91 million for the three months ended September 30, 2008, compared with $16.53 million for the three months ended September 30, 2007. Through our mortgage affiliate Innovex, we recognized gains related to mortgage loans held for sale during the three months ended September 30, 2007 that did not recur in the same period in 2008 because we ceased the operations of Innovex on December 31, 2007.

Expenses

  •
  Production expenses.  Production expenses increased $29.06 million, or 5.6%, to $547.55 million for the three months ended September 30, 2008, compared with $518.49 million for the three months ended September 30, 2007. Our production pay-out, which is variable and directly correlated to commission and advisory revenue generated by our FAs, was 87.5% and 88.2% for the three months ended September 30, 2008 and 2007, respectively.

  •
  Compensation and benefits.  Compensation and benefits increased $16.14 million, or 22.6%, to $87.59 million for the three months ended September 30, 2008, compared with $71.45 million for the three months ended September 30, 2007. The increase is attributed to salaries and benefits and the average number of full-time employees, which has increased by 586, or 26.8%, to 2,773 for the three months ended September 30, 2008, compared to 2,187 for the three months ended September 30, 2007, primarily due to our acquisition of IFMG and our efforts to strengthen our infrastructure.

  •
  General and administrative expenses.  General and administrative expenses increased $13.43 million, or 21.8%, to $74.88 million for the three months ended September 30, 2008, compared with $61.45 million for the three months ended September 30, 2007. The increase is primarily attributable to increases of $3.86 million in promotional fees and recruiting, $3.98 million in occupancy and equipment, $2.90 million in communication and data processing and $2.80 million in professional fees, all of which supported our overall growth.

  •
  Depreciation and amortization.  Depreciation and amortization expense increased $4.14 million, or 20.1%, to $24.79 million for the three months ended September 30, 2008, compared with $20.64 million for the three months ended September 30, 2007. The increase is attributed to additional depreciation expense of previous capital expenditures.

  •
  Other expenses.  Other expenses decreased $0.58 million, or 17.0%, to $2.80 million for the three months ended September 30, 2008, compared with $3.37 million for the three months ended September 30, 2007. The decrease is attributable to a $1.10 million decrease in bad debt expense.

  •
  Interest expense.  Interest expense decreased $3.64 million, or 11.7%, to $27.40 million for the three months ended September 30, 2008, compared with $31.04 million for the three months ended September 30, 2007, reflecting a recent upgrade of our credit rating resulting in a lower average interest rate on borrowings, offset in part by an increase in the principal amount of debt outstanding.

  •
  Loss on equity investment.  Loss on equity investment decreased $0.25 million, or 69.0%, to $0.11 million for the three months ended September 30, 2008 from $0.36 million for the three months ended September 30, 2007, representing our share of operating losses.

  •
  Provision for Income Taxes.  Provision for income taxes increased $10.60 million, or 159.6%, to $17.25 million for the three months ended September 30, 2008, compared with $6.65 million for the three months ended September 30, 2007. The increase in income tax expense is primarily the result of an increase in the effective income tax rate under GAAP, which was 50.1% for the three months ended September 30, 2008 as compared to 36.5% for the three months ended September 30, 2007. Changes in our effective tax rates reflect additional expenses and/or changes in the our estimates for expenses that cannot be deducted for income tax purposes; namely increases in items such as meals and entertainment, compensation for incentive stock options and the establishment of a valuation allowance for the loss in our non-marketable equity investment.

Nine Months Ended September 30, 2008 compared with the Nine Months Ended September 30, 2007 (dollars in thousands)

	2008	2007	$ Change	% Change
Revenues
Commissions	$1,275,180	$1,050,071	$225,109	21.4%
Advisory fees	638,414	526,879	111,535	21.2%
Asset-based fees	278,565	180,125	98,440	54.7%
Transaction and other fees	175,734	131,185	44,549	34.0%
Other	45,238	47,359	(2,121)	(4.5)%

Total revenues	2,413,131	1,935,619	477,512	24.7%

Expenses
Production	1,671,053	1,377,990	293,063	21.3%
Compensation and benefits	269,454	171,034	98,420	57.5%
General and administrative	212,723	136,465	76,258	55.9%
Depreciation and amortization	72,179	56,801	15,378	27.1%
Other	13,411	7,667	5,744	74.9%

Total non-interest expenses	2,238,820	1,749,957	488,863	27.9%

Interest expense from operations	1,614	463	1,151	248.6%
Interest expense from senior credit facilities and subordinated notes	85,233	92,340	(7,107)	(7.7)%
Loss on equity investment	2,344	473	1,871	395.6%

Total expenses	2,328,011	1,843,233	484,778	26.3%

Income before provision for income taxes	85,120	92,386	(7,266)	(7.9)%
Provision for income taxes	41,984	39,073	2,911	7.5%

Net income	$43,136	$53,313	$(10,177)	(19.1)%

Revenues

         Summary.    Total revenues increased $477.51 million, or 24.7%, for the nine months ended September 30, 2008, compared to the corresponding period in the prior year. Our average overall FA base increased by 29.7%, from 8,886 to 11,522, for the nine months ended September 30, 2007 and 2008, respectively. Our Acquisitions contributed to an increased headcount of approximately 2,150 FAs, while the remaining growth related to our successful recruitment and expanding market position. Further analysis of our increase in revenue is provided below.

  •
  Commission revenue.  The following table sets forth our commission revenue by product category included in our condensed consolidated statements of income for the periods indicated (dollars in millions):

	Nine Months Ended September 30,
	2008	% Total	2007	% Total
Annuities	$619.71	48.6%	$453.56	43.2%
Mutual funds	388.94	30.5%	353.08	33.6%
Alternative investments	84.39	6.6%	90.10	8.6%
Insurance	69.95	5.5%	56.16	5.3%
Equities	60.81	4.8%	59.43	5.7%
Fixed income	48.84	3.8%	35.53	3.4%
Other	2.54	0.2%	2.21	0.2%

Total commission revenue	$1,275.18	100.0%	$1,050.07	100.0%

    Commission revenue increased $225.11 million, or 21.4%, to $1.28 billion for the nine months ended September 30, 2008, compared with $1.05 billion for the nine months ended September 30, 2007. Our Acquisitions contributed $195.73 million of the increase, while the remaining growth was the result of successful recruiting offset in part by unfavorable market conditions impacting our existing FAs.

  •
  Advisory fees.  Advisory fees increased $111.54 million, or 21.2%, to $638.41 million for the nine months ended September 30, 2008, compared with $526.88 million for the nine months ended September 30, 2007. Our Acquisitions contributed $33.77 million of the overall increase. The remaining increase was due to a trend among our mature FAs to provide a higher percentage of fee-based advisory services to their customers that are recurring in nature, and to a lesser extent, higher asset balances in advisory programs resulting from newly recruited FAs.

  •
  Asset-based fees.  Asset-based fees increased $98.44 million, or 54.7%, to $278.57 million for the nine months ended September 30, 2008, compared with $180.13 million for the nine months ended September 30, 2007, $19.03 million of which was attributable to our Acquisitions. Fees from our cash sweep vehicles increased $66.67 million due to a 75.3% increase in average customer balances, from $10.20 billion as September 30, 2007, to $17.87 billion as of September 30, 2008. In addition to new customer accounts, the escalation in customer assets can be attributed to prevailing negative market conditions and the resulting shift of customer assets from brokerage and advisory products to ICA and money market investments. The remaining change is primarily due to an increase in sponsorship fees for participating annuity and mutual fund programs.

  •
  Transaction and other fees.  Transaction and other fees increased $44.55 million, or 34.0%, to $175.73 million for the nine months ended September 30, 2008, compared with $131.19 million for the nine months ended September 30, 2007. Our Acquisitions contributed $8.91 million of the overall increase. The remaining increase is due to increased trade volume, and to a lesser extent, the recruitment of new FAs. Specifically, our total trade volume grew by 4.61 million, or 78.0%, to 10.52 million for the nine months ended September 30, 2008, compared with 5.91 million for the nine months ended September 30, 2007, which is primarily attributable to the escalation in the number of underlying customer accounts.

  •
  Other revenue.  Other revenue decreased $2.12 million, or 4.5%, to $45.24 million for the nine months ended September 30, 2008, compared with $47.36 million for the nine months ended September 30, 2007. Through our mortgage affiliate Innovex, we recognized gains related to mortgage loans held for sale during the nine months ended September 30, 2007 that did not recur in the same period in 2008 because we ceased the operations of Innovex on December 31, 2007.

Expenses

  •
  Production expenses.  Production expenses increased $293.06 million, or 21.3%, to $1.67 billion for the nine months ended September 30, 2008, compared with $1.38 billion for the nine months ended September 30, 2007. Our production pay-out, which is variable and directly correlated to commission and advisory revenue generated by our FAs, was 87.3% and 87.4% for the nine months ended September 30, 2008 and 2007, respectively.

  •
  Compensation and benefits.  Compensation and benefits increased $98.42 million, or 57.5%, to $269.45 million for the nine months ended September 30, 2008, compared with $171.03 million for the nine months ended September 30, 2007. The increase is attributed to salaries and benefits and the average number of full-time employees, which has increased by 811, or 40.2%, to 2,826 for the nine months ended September 30, 2008, compared to 2,015 for the nine months ended September 30, 2007, primarily due to our Acquisitions and our increased headcount supporting our efforts to strengthen our infrastructure.

  •
  General and administrative expenses.  General and administrative expenses increased $76.26 million, or 55.9%, to $212.72 million for the nine months ended September 30, 2008, compared with $136.47 million for the nine months ended September 30, 2007. The increase is primarily attributable to increases of $28.88 million in promotional fees and recruiting, $16.40 million in occupancy and equipment, $11.15 million in communication and data processing and $13.71 million in professional fees. These expenditures resulted from the integration of our Acquisitions, in addition to our overall growth.

  •
  Depreciation and amortization.  Depreciation and amortization expense increased $15.38 million, or 27.1%, to $72.18 million for the nine months ended September 30, 2008, compared with $56.80 million for the nine months ended September 30, 2007. The increase is attributed to additional depreciation expense of previous capital expenditures.

  •
  Other expenses.  Other expenses increased $5.74 million, or 74.9%, to $13.41 million for the nine months ended September 30, 2008, compared with $7.67 million for the nine months ended September 30, 2007. The increase is primarily attributable to a $3.19 million net increase in bad debt expense.

  •
  Interest expense.  Interest expense decreased $5.96 million, or 6.4%, to $86.85 million for the nine months ended September 30, 2008, compared with $92.81 million for the nine months ended September 30, 2007, reflecting lower average interest rate on borrowings due in part by a recent upgrade of our credit rating, offset in part by an increase in the principal amount of debt outstanding.

  •
  Loss on equity investment.  Loss on equity investment increased $1.87 million, or 395.6%, to $2.34 million for the nine months ended September 30, 2008 from $0.47 million for the nine months ended September 30, 2007, resulting primarily from the recognition of a $1.73 million other than temporary impairment that occurred during the second quarter of 2008. The remaining increase represents our share of operating losses.

  •
  Provision for Income Taxes.  Provision for income taxes increased $2.91 million, or 7.5%, to $41.98 million for the nine months ended September 30, 2008, compared with $39.07 million for the nine months ended September 30, 2007. The increase in income tax expense is primarily the result of an increase in the effective income tax rate under GAAP, which was 49.3% for the nine months ended September 30, 2008 as compared to 42.3% for the nine months ended September 30, 2007. Changes in our effective tax rates reflect additional expenses and/or changes in our estimates for expenses that cannot be deducted for income tax purposes; namely a change in our estimates for state income tax rates and the carryover impact on our deferred tax liabilities as well as increases in items such as meals and entertainment and compensation for incentive stock options.

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

Liquidity and Capital Resources

        A summary of changes in cash flow data is provided as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net cash flows provided by (used in):
Operating activities	$235,580	$94,105
Investing activities	(60,106)	(135,191)
Financing activities	20,227	55,040

Net increase in cash and cash equivalents	195,701	13,954
Cash and cash equivalents—beginning of period	188,003	245,163

Cash and cash equivalents—end of period	$383,704	$259,117

Operating Activities

        Net cash provided by operating activities for the nine months ended September 30, 2008 and 2007, was $235.58 million and $94.11 million, respectively. The increase is attributable to operating cash levels associated with the deposit taking and margin lending activities of our customers, as well as the funding and settling of customer transactions.

Investing Activities

        Net cash used in investing activities for the nine months ended September 30, 2008 and 2007, was $60.11 million and $135.19 million, respectively. The decrease is principally due to our acquisitions of UVEST on January 2, 2007, IASG and its broker-dealer subsidiaries on June 20, 2007 and IFMG on November 7, 2007, offset in part by a $14.13 million increase in capital expenditures.

Financing Activities

        Net cash provided by financing activities for the nine months ended September 30, 2008 and 2007 was $20.23 million and $55.04 million, respectively. During the nine months ended September 30, 2008, we made additional borrowings against our bank loans and revolving lines of credit of $25.00 million, net of amounts repaid of $50.00 million, for purposes of funding our working capital needs.

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

        Our registered broker-dealers are subject to the SEC's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL and Associated Securities Corp., an introducing broker-dealer and wholly owned subsidiary of AFG, compute net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customers' transactions, as defined. LPL is also subject to the Commodity Futures Trading Commission's ("CFTC") minimum financial requirements, which require that it maintain net capital, as defined, equal to 4% of customer funds required to be segregated pursuant to the Commodity Exchange Act, less the market value of certain commodity options, all as defined. UVEST, Waterstone Financial Group, Inc. and MSC all compute net capital requirements under the aggregate indebtedness method, which requires firms to maintain minimum net capital, as defined, of not less than 6.67% of aggregate indebtedness, also as defined.

        The Private Trust Company, N.A ("PTC") is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.

        Funding for purposes other than working capital requirements, including capital expenditures and acquisitions, has historically been provided for from internally generated cash flow. Future funding for these needs may also come from our revolving credit facility.

Liquidity Assessment

        We believe that, based on historical and current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including margin lines and revolving credit borrowings under our senior secured credit facilities, will be adequate to satisfy our working capital needs, the payment of all of our obligations and the funding of anticipated capital expenditures, for the foreseeable future.

        Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, general economic conditions and economic activity in the financial markets. The performance of our business is correlated with the economy and financial markets, and a slowdown or downturn in the economy or financial markets could adversely affect our business, results of operations, cash flows or financial condition.

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments, seek additional capital or restructure or refinance our indebtedness, including the senior unsecured subordinated notes as discussed below. These measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. However, our senior secured credit facilities and the indenture governing the senior unsecured subordinated notes restrict our ability to dispose of assets and the use of proceeds from any such dispositions. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and, in any event, the proceeds may not be adequate to meet any debt service obligations then due.

Indebtedness

        As of September 30, 2008, we had outstanding $829.75 million of borrowings under our senior secured credit facilities and $550.00 million of senior unsecured subordinated notes. The senior secured credit facilities also include a $100.00 million revolving credit facility, $10.00 million of which is currently being utilized to support the issuance of an irrevocable letter of credit for the benefit of PTC. As of September 30, 2008, we have drawn down $90.00 million against our revolving credit facility. This facility expires on December 28, 2011. We also maintain two uncommitted lines of credit, one which has a $100.00 million limit and the other that has an unspecified limit, primarily dependent on our ability to provide sufficient collateral. Additionally, in an effort to mitigate interest rate risk, we entered into interest rate swap agreements to hedge the variability on $495.00 million of our floating rate senior secured credit facilities.

  Interest Rate and Fees

        Borrowings under our senior secured credit facilities bear interest at a base rate equal to either one, two, three, six, nine or twelve-month LIBOR plus our applicable margin, or an alternative base rate ("ABR") plus our applicable margin. The ABR is equal to the greater of the prime rate and the federal funds effective rate plus 1/2 of 1.00%. The applicable margin for borrowings is currently, 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings under the revolving credit facility, and 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings under the senior secured term loan facility. The applicable margin on the senior secured term loan facility may be changed depending on our credit rating. In September 2008, our corporate credit rating was upgraded to Ba3 from B1, which has reduced the interest rate on the senior secured credit facilities from LIBOR plus 200 basis points to LIBOR plus 175 basis points.

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

  Amortization

        We are required to repay the loans under the senior secured term loan facility in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original funded principal amount of such facility, with the balance being payable on the final maturity date of such facility.

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

  •
  a minimum interest coverage ratio; and

  •
  a maximum total leverage ratio.

  Interest Rate Swaps

        An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. We are required to pay the counterparty to the agreement fixed interest payments on a notional balance, and in turn, receive variable interest payments on that notional balance. Payments are settled quarterly on a net basis. Our Swaps hedge the variability on our floating rate for approximately $495.00 million of our senior secured notes under our senior secured credit facility. As of September 30, 2008, we assessed the Swaps as being highly effective and we expect them to continue to be highly effective. While approximately $334.75 million of our senior secured notes remain unhedged as of September 30, 2008, the risk of variability on our floating interest rate is partially mitigated by our margin interest loans made to our customers. At September 30, 2008, our receivable from customers for margin loan activity was approximately $343.26 million.

  Senior Unsecured Subordinated Notes

        The notes are due in 2015 and bear interest at 10.75% per annum. Interest payments are payable semi-annually in arrears. We are not required to make mandatory redemption or sinking fund payments with respect to the notes and at September 30, 2008, the entire $550.00 million was still outstanding.

Contractual Obligations

        The following table provides information with respect to our commitments and obligations as of September 30, 2008 (in thousands):

	Payments due by period
	Total	< 1 year	1–3 years	4–5 years	> 5 years
Operating Lease Obligations(2)	$109,557	$21,557	$39,349	$26,639	$22,012
Senior Secured Credit Facilities and Senior Unsecured Subordinated Notes(1)(3)	1,379,753	8,424	16,848	16,848	1,337,633
Bank loans payable	90,000	—	90,000	—	—
Fixed Interest Payments	426,192	59,125	118,250	118,250	130,567
Variable Interest Payments(3)	205,572	44,547	86,650	74,375	—
Interest Rate Swap Agreements(3)	48,730	21,698	24,666	2,366	—

Total contractual cash obligations	$2,259,804	$155,351	$375,763	$238,478	$1,490,212

(1)
Note 8 of the unaudited condensed consolidated financial statements provides further detail on our debt obligations.

(2)
Note 10 of the unaudited condensed consolidated financial statements provides further detail on our operating lease obligations.

(3)
Our senior credit facilities bear interest at floating rates. Of the $829.75 million outstanding at September 30, 2008, we have hedged the variable rate cash flows using interest rate swaps of $495.00 million of principle (see Note 9 of our unaudited condensed consolidated financial statements). Variable interest payments are shown for the unhedged ($334.75 million) portion of the senior credit facilities assuming the three-month LIBOR at 3.76% (see Note 8 of our unaudited condensed consolidated financial statements for more information).

        As of September 30, 2008, we reflect a liability for unrecognized tax benefits of $17.17 million in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which we have included in income taxes payable on the accompanying consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

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

        Loan Commitments—From time to time, we make loans to our FAs, primarily to new recruits to assist in the transition process. Due to timing differences, we may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the FA joining the Company, and may be forgivable. As of September 30, 2008, we estimate that we had made commitments for approximately $6.00 million in transition loans.

        Litigation—We have been named as a defendant in various legal actions, including arbitrations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot predict with certainty what the eventual loss or range of loss related to such matters will be. We believe, based on current information, after consultation with counsel, and consideration of insurance, if any, that the outcome of such matters will not have a material adverse effect on our results of operations, cash flows or financial condition.

        Regulatory—Our businesses, as well as the financial services industry generally, are subject to extensive regulation. As a matter of public policy, securities regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. The SEC is the federal agency responsible for the administration of the federal securities laws, while the CFTC is the federal agency responsible for the administration of the federal commodities laws. The exchanges, the Financial Industry Regulatory Authority and the National Futures Association are self-regulatory bodies composed of members, such as our broker-dealer subsidiaries, that have agreed to abide by the respective bodies' rules and regulations. Each of these regulatory bodies may examine the activities of, and may expel, fine, and otherwise discipline member firms and their registered representatives. The laws, rules, and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules, and regulations are constantly changing. The effect of any such changes cannot be predicted and may impact the manner of our operations and profitability.

        Other Commitments—As of September 30, 2008, we received collateral primarily in connection with customer margin loans with a market value of approximately $480.56 million, which we can sell or repledge. Of this amount, approximately $183.46 million has been pledged or sold as of September 30, 2008, $148.00 million was pledged to a bank in connection with an unutilized secured margin line of credit, $121.32 million was pledged to various clearing organizations and $27.78 million was loaned to the DTC through participation in its Stock Borrow Program. As of December 31, 2007, we received collateral primarily in connection with customer margin loans with a market value of approximately $516.64 million, which we can sell or repledge. Of this amount, approximately $183.67 million had been pledged or sold as of December 31, 2007: $128.72 million was pledged to a bank in connection with an unutilized secured margin line of credit, $31.63 million was pledged to various clearing organizations and $23.32 million was loaned to the DTC through participation in its Stock Borrow Program.

        In conjunction with the acquisition of UVEST, we made full-recourse loans to certain members of management. As of September 30, 2008, outstanding loans, which are reported as a deduction from stockholders' equity, were approximately $1.09 million.

        As part of its brokerage operations, LPL periodically enters into when-issued and delayed delivery transactions on behalf of its customers. Settlement of these transactions after September 30, 2008 does not have a material effect on our consolidated statements of financial condition.

Off-balance Sheet Arrangements

        At September 30, 2008, we did not have any off-balance sheet arrangements as that term is defined in Item 303 of Regulation S-X of the Exchange Act, as amended, that are likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

        We bear some market risk on margin transactions affected for our FAs' clients. In margin transactions, we extend credit to clients, collateralized by cash and securities in the client's account. As our IFAs execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client's account is insufficient to fully cover losses from such investments, or our FAs fail to reimburse us for such losses. The risk of default depends on the creditworthiness of the client. To minimize this risk we assess the creditworthiness of the clients and monitor the margin level daily. Clients are required to deposit additional collateral, or reduce positions, when necessary.

        We also have market risk on the fees we earn that are based on the market value of assets in certain client accounts and for which ongoing fees or commissions are paid. We do not enter into derivatives or other similar financial instruments for trading or speculative purposes.

        We are exposed to risk associated with changes in interest rates. As of September 30, 2008, all of the outstanding debt under our senior secured credit facilities, $829.75 million, was subject to floating interest rate risk. To provide some protection against potential rate increases associated with our floating senior secured credit facilities, we entered into derivative instruments in the form of Swaps covering a significant portion ($495.00 million) of our senior secured indebtedness. The Swaps qualify for hedge accounting under SFAS No. 133, and were highly effective as of September 2008. Accordingly, any interest rate differential is reflected in an adjustment to interest expense over the lives of the Swaps. While the unhedged portion of our senior secured debt is subject to increases in interest rates, we believe that this risk is mostly offset with variable interest rates associated with customer borrowings. At September 30, 2008, we had $334.75 million in unhedged senior secured borrowings, the variable cost of which is offset by variable interest income on $343.26 million of customer borrowings. Because of this relationship, and our expectation for outstanding balances in the future, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes. For a discussion of such Swaps, see Note 9 to our unaudited condensed consolidated financial statements.

        We are also exposed to interest rate risk on our cash sweep program. We offer two primary cash sweep programs depending on account type: money market sweep vehicles involving multiple money market fund providers and the ICA, a bank deposit sweep vehicle eligible for insurance through the Federal Deposit Insurance Corporation ("FDIC"). Our ICA program uses multiple non-affiliated banks to provide customers with up to $1.00 million ($2.00 million joint) of FDIC insurance for customer deposits custodied at those banks. While our customers earn interest for balances on deposit in the ICA program, we earn a fee. Our fees from the ICA program are not based on prevailing interest rates, but may be adjusted in a declining interest rate environment or for other reasons. Changes in interest rates for the ICA program are monitored by our Fee and Rate Setting Committee (the "FRS Committee"), which governs and approves any changes to our ICA fees. By meeting promptly after interest rates change, or for other market or non-market reasons, the FRS Committee balances financial risk of the ICA program with a product that offers competitive customer yields. However, as short-term interest rates fall, the FRS Committee may be compelled to lower ICA program fees. A 0.25% change in short-term interest rates, if accompanied by a commensurate change in our ICA program fees, could result in an increase or decrease in income before income taxes of $23.00 million on an annual basis (assuming that customer balances at September 30, 2008 did not change). Actual impacts to the ICA program may be less, depending on interest rate levels, the significance of change, and the FRS Committee's strategy in responding to that change. We continuously monitor the impact of interest rates on our earnings and are currently exploring alternative structures that may significantly mitigate this decline.

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

        In addition to various committees, we have written policies and procedures that govern the conduct of business by our FAs and employees, our relationship with clients and the terms and conditions of our relationships with product manufacturers. Our client and financial advisor policies address the extension of credit for client accounts, data and physical security, compliance with industry regulation and codes of ethics to govern employee and financial advisor conduct among other matters.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our Disclosure Committee, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Change in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our 2007 Annual Report on Form 10-K. There have been no material changes in our reportable legal proceedings from those disclosed in our 2007 Annual Report on Form 10-K other than those set forth below.

        On September 11, 2008, we entered into an order with the SEC regarding certain alleged violations of Regulation S-P. Pursuant to the order we agreed to pay a civil penalty of $275,000, to retain an independent consultant to review our written policies and procedures designed to protect customer information and to implement the recommendations of the independent consultant concerning these policies and procedures. We consented to the entry of the order without admitting or denying any of the SEC's findings in the matter.

Item 1A.    Risk Factors.

        In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully review the factors discussed in Part I, "Item 1A. Risk Factors" in our 2007 Annual Report on Form 10-K. Other than the updated risk factors included below, there have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

        Recent economic and financial market trends could adversely affect our financial performance.

        The performance of our business is correlated with the economy and financial markets, and the recent deterioration in the economy and financial markets could adversely affect our business, results of operations, cash flows or financial condition. As widely reported, the global financial markets have been experiencing extreme disruption in recent months, including significant declines in stock prices and severely diminished liquidity and credit availability. We believe these conditions have not materially impacted our financial position as of September 30, 2008 or liquidity for the nine months ended September 30, 2008. However, we could be negatively impacted if either of these conditions exists for a sustained period of time, or if there is further deterioration in financial markets and major economies. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions.

        Our business is subject to risks related to litigation, arbitration actions and governmental and self regulatory organization investigations.

        From time to time, we are subject to legal proceedings arising out of our business operations, including lawsuits, arbitration claims, regulatory and or governmental or self regulatory organization subpoenas, investigations and actions, and other claims. Many of our legal claims are client initiated and involve the purchase or sale of investment securities. In our investment advisory programs, we have fiduciary obligations that require us and our FAs to act in the best interests of our FAs' clients. We may face liabilities for actual or claimed breaches of these fiduciary duties. In addition, we, along with other industry participants, are subject to risks related to litigation and settlements arising from market events such as the failures in the auction rate securities market. The outcome of any such actions cannot be predicted, and although we believe we have adequate insurance coverage, subject to the limits of coverage discussed in our Annual Report on Form 10-K, for these matters, no assurance can be given that such legal proceedings would not have a material adverse effect on our business, results of operations, cash flows or financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The following information relates to all securities issued or sold by us during the three months ended September 30, 2008, excluding those already disclosed in previous Form 10-Q Reports and Form 10-K Reports and not registered under the Exchange Act. Each of the transactions described below was conducted in reliance upon the available exemptions from the registration requirements of the Exchange Act, including those contained in Section 4(2), on the basis that such transactions did not involve a public offering. There were no underwriters employed in connection with any of the transactions set forth in this Item 2.

  •
  On September 9, 2008, we issued options to certain of our independent directors to purchase up to an aggregate total of 9,000 shares of our common stock, at an exercise price per share of $26.33, pursuant to our 2005 Non-Qualified Stock Option Plan; and we issued options to a member of our management team to purchase up to a total of 120,000 shares of our common stock, at an exercise price per share of $26.33, pursuant to our 2008 Stock Option Plan. No consideration was paid to the registrant by any recipient of any of the foregoing options for the grant of stock. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Exchange Act, including those contained in Section 4(2).

  •
  On September 12, 2008, we issued options to members of our management team to purchase up to an aggregate total of 55,000 shares of our common stock, at an exercise price per share of $26.33, pursuant to our 2008 Stock Option Plan. No consideration was paid to the registrant by any recipient of any of the foregoing options for the grant of stock. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Exchange Act, including those contained in Section 4(2).

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

3.1	Certificate of Incorporation of LPL Investment Holdings Inc. is incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed on April 30, 2007.
3.2
Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc. dated December 20, 2005 is incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on April 30, 2007.
3.3
Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc. dated March 10, 2006 is incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed on April 30, 2007.
3.4
Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc. dated December 26, 2007 is incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 4, 2008.
3.5
Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc. dated March 31, 2008 is incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on March 31, 2008.
3.6	Amended and Restated Bylaws of LPL Investment Holdings Inc. is incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 3, 2008.
18.1	Preferability letter from Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated November 13, 2008 regarding a change in accounting principle (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL INVESTMENT HOLDINGS INC.
Date: November 13, 2008	By:	/s/ MARK S. CASADY Mark S. Casady Chairman and Chief Executive Officer
Date: November 13, 2008	By:	/s/ ROBERT J. MOORE Robert J. Moore Managing Director and Chief Financial Officer