Form 10-K
period 2008-12-31
LPL Investment Holdings Inc.
filed 2009-03-24
CIK 1397911

Use these links to rapidly review the document

LPL INVESTMENT HOLDINGS INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

        The number of shares of common stock, par value $0.001 per share, outstanding as of December 31, 2008 was 93,967,966.90.

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

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections includes forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "may", "might", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential", "intend" or "continue", the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A—"Risk Factors" on page 13.

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

PART I

ITEM 1.    BUSINESS

General Corporate Overview

        We are a leading provider of technology, brokerage and investment advisory services through business relationships with independent financial advisors, registered investment advisors ("RIAs") and financial institutions (collectively, our "customers"). Through our proprietary technology, custody and clearing platforms, we offer our customers access to a broad array of financial products and services that enable them to more effectively provide independent financial advice and brokerage services to retail investors (their "clients"). We partner with over 7,000 businesses consisting of independent advisor practices, banks, credit unions and insurance companies. Through these relationships we support approximately 16,000 financial professionals of which 11,920 are licensed with our broker-dealer subsidiaries and 4,000 are technology and custody and clearing subscribers, as well as 3.5 million client accounts with $234 billion in client assets as of December 31, 2008. With $3.1 billion in revenue in 2008, we are a leading national broker-dealer and have been ranked as the largest broker-dealer for independent financial advisors for each of the past 12 years by an industry publication.

        We were formed in 1989 through the merger of two brokerage firms, Linsco Financial Group, Inc. (established in 1968) and Private Ledger Financial Services, Incorporated (founded in 1973). In 2005, we sold approximately 61% ownership stake in our firm to two private equity partners, Hellman & Friedman LLC and TPG. We have our primary corporate offices in Boston, Massachusetts, San Diego, California and Charlotte, North Carolina. Our customers operate in all 50 states, Washington D.C. and Puerto Rico.

Our Business

        Our unique business philosophy is to support our customers so they are able to more effectively manage the complexity of their businesses and provide their clients with high quality independent advice and access to leading financial products. Unlike traditional brokerage firms, which combine product distribution and product manufacturing, we operate on an open architecture product platform with no proprietary investment products. We strive to provide our customers with industry leading services built upon an innovative and scalable proprietary technology platform. We continually reinvest in our technology, custody and clearing platforms and tailor our efforts to the needs of our customers, seeking to build personalized relationships with them as we recruit new customers to our platforms. We believe our significant investments in our platforms combined with our independent approach, substantial scale, and resulting buying power, enable us to offer our customers leading capabilities and attractive economics. As a result, we have successfully grown our customer base from 5,843 financial advisors licensed with our broker-dealer subsidiaries in 2004 to 11,920 as of December 31, 2008.

        Our support for our customers is built upon four cornerstones: enabling technology, comprehensive custody and clearing services, independent research and practice management programs. These cornerstones enable us to provide front-, middle- and back-office solutions to our customers. In doing so, we seek not only to support how our customers manage their businesses, but also look to partner with our customers in growing their individual businesses and sharing in the resulting incremental economics.

        Our proprietary technology platform provides a one-stop web-based environment for our customers to efficiently and effectively manage all aspects of their business. Our comprehensive custody and clearing services include trading, compliance and regulatory solutions, trust and insurance capabilities and other administrative services. Our research department provides unbiased access to research and other information regarding mutual funds, separately managed accounts, annuities, alternative investments, equities, fixed-income securities, life insurance, asset allocation strategies as well as financial and economic insights. We have no proprietary products and are conflict free as we do not go directly to the retail investor. As a result, we believe our customers are able to recommend products selected on the basis of their clients' financial needs and objectives without being influenced by any product manufacturing bias. Our practice management and support programs enable our customers to build and market their businesses and expand their product knowledge and financial capabilities. These are delivered through training, conferences, on-site meetings, webinars and our technology.

        We actively seek to expand our revenues and we monitor the drivers of our business which include advisor and account growth as well as overall assets under management. Our revenues are derived primarily from fees and commissions from products and advisory services offered by our customers to their clients, a substantial portion of which we pay out to our customers, as well as fees we receive from our customers for use of our technology and custody and clearing platforms. We generate additional revenue through asset management fees and believe we are a leading distributor of financial products for a broad range of product manufacturers. Under our self-clearing platform, we custody the majority of client assets invested in these products, which includes providing statements, transaction processing and ongoing account management. In return for these services, mutual funds, insurance companies, banks and other product manufacturers pay us fees based on asset levels or accounts managed. We also earn fees for margin lending to our financial advisors' clients. We believe the size and diversity of our business relationships, product offerings and service capabilities provide both a stable base of revenues and a catalyst for growth.

Our Customers

        We distinguish ourselves in our ability to attract independent financial advisors, RIAs and financial institutions with diverse business models. Our customers focus on both high net worth individuals as well as retail investors in the growing mass affluent market, defined as households with investable assets between $100,000 and $1,000,000. We believe that financial advisors affiliated with more traditional brokerage firms are focused primarily on high net worth individuals and, as a result, the mass affluent market is currently under-served. Therefore, we believe that our customers are well positioned to serve both markets.

        Our independent financial advisors license with us, but are entrepreneurial independent contractors who maintain their own offices and general support staff. These financial advisors generally have many years of industry experience and typically join us from other brokerage institutions including wirehouses, regional broker-dealers, banks, insurance companies and other independent broker-dealers. We believe that our independent financial advisors are well positioned to capitalize on the growth of the mass affluent and high net worth markets, particularly as the baby boomer generation approaches retirement and increasingly seeks financial advice.

        The RIA market is one of the fastest growing segments in the financial advisor market. RIAs are unlike independent financial advisors whom, for regulatory purposes, are required to have an affiliation with a broker-dealer. Historically, RIAs solely focused on fee-based business, only supported high-net worth clients, and generally were large enough to build the majority of their infrastructure in-house, utilizing several different third-party services. As the popularity of fee-based business has grown, it has attracted a more diverse group of financial advisors. To take advantage of this trend, we introduced our integrated RIA offering in 2008. Our offering focuses on RIAs who may want to maintain a portion of their brokerage based business, or may want to outsource certain infrastructure functions, relying on selected technologies and services that we offer.

        We partner with financial institutions seeking to provide a broad array of services for their clients. For banks, credit unions and insurance companies, whose core capabilities may not include investment and financial planning services, or who find the technology, infrastructure and regulatory requirements to be cost-prohibitive, we provide their financial representatives with the services they need to be successful. We currently provide such services to more than 765 banks and credit unions. In 2007, we introduced our Custom Clearing Services platform in which we offer technology, custody and clearing services to more than 4,000 financial professionals. Financial institutions are drawn to our services as they are freed to focus their energy and capital on their core businesses. The institutions are able to efficiently provide a breadth of service to their client base, while enjoying the benefits of scale and reinvestment we dedicate to their financial representatives. Our goal is to work directly with the financial institutions to form a closely knit partnership that is efficient and profitable for all sides.

        We are dedicated to the growth and development of our customers and are committed to supporting their businesses. Our unique culture is based upon our Commitment Creed which is the guiding principle in our partnership with our customers. Our Commitment Creed provides that customers are the most important people to our company, and they are the purpose of our work.

Our Technology and Services

        We have been offering innovative technology and service solutions to our customers for nearly 20 years. The comprehensive and automated nature of our technology and services enables our customers to dedicate a majority of their time to successfully building and managing their client relationships. By partnering with us, our customers receive support that touches all aspects of their business. Within our customers' back-offices we handle core business processing, provide data feeds, and offer a compliance reporting system, which increase automation and reduce infrastructure costs. In the middle-office, we provide customer access to process their business, licensing, compliance surveillance, training, marketing tools and research. In the front-office, we provide our customers with tools they use with their clients, including marketing material, research, robust statements and customer web-site access. We seek to utilize our technology and services to drive our own growth and profitability through the growth of our existing customers and in attracting new ones.

        We have developed three customer focused service areas—Independent Advisor Services, Institution Services and Custom Clearing Services—that each provide customized services such as business development, marketing and training to our customers' diverse and unique needs. Our Independent Advisor Services support our independent financial advisors and RIAs, entrepreneurs who work for and answer to themselves. Our Institution Services serve regional and community banks and credit unions. Our Custom Clearing Services focus on relationships with insurance companies, including full broker-dealer outsourcing and private labeling for our fee-based advisory program.

Enabling Technology

        The interface for our technology and our self-clearing platform is BranchNet, our proprietary advisor workstation in which we have made significant investments over the years. We believe that robust, integrated technology and software solutions are vital to our customers.

        BranchNet is a diverse and comprehensive technology that provides for the seamless flow of information between our employees and our customers. We have automated time consuming processes such as opening and managing accounts, document imaging, executing transactions and rebalancing accounts. In addition to the fundamental account management capabilities of BranchNet, we have embedded a comprehensive research and information destination, the Resource Center, which provides customers with all the tools they need to access our research, training and compliance services, review products and develop marketing material. We believe BranchNet allows our customers to transact and monitor their business more efficiently, lowering the cost of execution for us and our customers.

        In addition to our basic BranchNet package, many of our customers subscribe to premium features such as performance reporting, financial planning, and customized websites. We have also integrated third party resources into BranchNet, allowing our customers to seamlessly access the tools they need, and reduce duplicative operational functions.

Comprehensive Custody and Clearing

        We custody and clear the majority of our customers' transactions, which provides an enhanced customer experience, expedited processing capabilities and the ability to custody client assets. We believe self-clearing addresses all facets of securities transaction processing, including order routing, trading support, execution and clearing, position keeping, regulatory and tax compliance and reporting, and investment accounting and recordkeeping. We believe self-clearing also provides us with expanded revenue opportunities and an improved ability to manage our cost structure.

Independent Research

        We have dedicated research professionals that provide independent research as well as in-depth analysis on a vast number of investments. Our research department continuously develops recommended lists of mutual funds, fixed income, and variable annuity investments. The research process combines quantitative and qualitative screening factors without considering any financial arrangements or business relationships between us and product manufacturers. The entire suite of published research analysis, commentary recommendations, third-party research data and analytical tools is available, in real time, to our customers through BranchNet.

        Our research department also acts as the management arm in developing and maintaining asset allocation and other diversified investment models, including management of model portfolios offered through our fee-based advisory platforms.

Practice Management Programs

        Complementing BranchNet, training and research, are our experienced industry leading professionals who provide expertise, customized solutions and technical assistance to our customers.

  Customer Development

        We constantly seek ways to further enhance the productivity of our customers. Utilizing our scale, we are able to dedicate an experienced and diverse set of professionals, who work directly with financial advisors to help build and manage their businesses and client relationships. For example our Transition Services group provides assistance to our financial advisors in establishing their independent practices and migrating their client accounts to our platform. The Advisor Consulting Services group supports our customers when they wish to grow their business with fee based service offerings. Our Wealth Management group assists financial advisors in servicing their high net worth clients' wealth management requirements through the utilization of comprehensive estate, financial planning, tax and philanthropic planning processes. Our Business Development group is committed to helping financial advisors enhance the value and efficiency of their practices. We support each of our bank and credit union customers with a dedicated Relationship Manager to assist in developing their business. We believe that we are unique in the depth and breadth of our customer development services because of our scale, creating a competitive advantage in the industry and economic benefits for us and our customers.

  Expanded Services

        Our customers are valued and trusted advisors to their clients, and have the opportunity to provide several services beyond investments and financial planning. We have selectively expanded our services to include insurance and trust capabilities to enable our customers to provide a comprehensive solution to address the diverse needs of their clients.

        Our trust services are provided through our wholly owned subsidiary, The Private Trust Company, N.A. ("PTC"), a non-depository national banking association. PTC enables our customers to assist their clients with the management of intergenerational wealth transfers and retirement account custodial services. Our financial advisors and their clients work directly with PTC's professionals who have backgrounds in law, accounting, banking, investment management, tax and finance.

        LPL Insurance Associates, Inc. ("LPLIA") is a brokerage general agency which provides personalized advance case design, point-of-sale service and product support for a broad range of life, disability and long-term care products. LPLIA works closely with leading insurance carriers to enable our financial advisors to meet a broad range of their clients' insurance needs.

  Ongoing Training

        We invest substantial resources in our training programs in order to help our customers further develop their abilities and utilize our technology and services more effectively, thereby enhancing customer performance and satisfaction. Our financial advisors can access our training programs in a variety of ways, including regional and national sales and training events, live web casts and online training modules through BranchNet. As an example, we annually host a national sales and education conference, the largest of its kind among independent broker-dealers. Our conferences and training programs offer our financial advisors opportunities to expand their industry and product knowledge, earn continuing education credits, understand recent changes in regulations and compliance practices, and participate in hands-on training for newly offered technologies.

  Compliance and Registration

        The primary function of our compliance department is to develop policies and procedures designed to ensure that we and our customers conduct business in a manner that complies with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), the Financial Industry Regulatory Authority ("FINRA"), individual state and other applicable regulatory organizations. By utilizing BranchNet, we have been able to automate many of our compliance capabilities and create a proactive approach to managing this complexity, saving our financial advisors significant time while reducing risk.

  Service Center

        Our San Diego and Charlotte based service centers field inbound questions from our customers, providing them with a centralized source to obtain assistance with their clients' brokerage, advisory and retirement accounts. Our experienced professionals receive ongoing training that enables them to provide current, consistent and accurate information. Unlike many financial advisors licensed at brokerage firms that outsource clearing services, our financial advisors have direct access to the service provider to resolve questions for their clients.

Our Product Access

        Given the diversity of each financial advisor's clients needs, it is critical that advisors have open-architecture access to a wide variety of products. We provide enhanced access to a broad array of financial products including fixed and variable annuities, mutual funds, alternative investments, life insurance and full-service stock and bond trading for our financial advisors to market to their clients. However, given the expansive investment options available in today's markets, it is imperative that the financial advisors have the tools and support of dedicated investment professionals to succeed. By combining our research capabilities with BranchNet and the Resource Center, financial advisors can seamlessly access product information, asset allocation models, investment recommendations, economic insight as well as perform trade execution.

        We offer our enhanced product access through various offerings including commission-based products, fee-based advisory platforms and money market programs.

  Commission-Based Products

        Commission-based products are those for which we and our customers receive an up front commission and, for certain products, a trail commission (a commission that is paid over time). Our brokerage offerings include fixed and variable annuities, mutual funds, general securities, alternative investments, 529 education savings plans, fixed income and insurance.

  Fee-Based Advisory Platforms

        We remain an innovator in the development of fee-based advisory platforms. In our fee-based advisory platforms, we and our financial advisors receive an annual fee based on a percentage of customer assets under management. We believe that the migration towards our fee-based advisory platform encourages more in-depth value-added interactions between our financial advisors and their clients. The fee structure closely aligns the interests of our financial advisors with their clients, while establishing a valuable recurring revenue stream for the financial advisor and for us. We launched our first advisory platform in 1991. As the financial services industry has become more sophisticated and advisor adoption of these services has rapidly grown, we continue to introduce new advisory platforms to meet the needs of our financial advisors and their clients. As of December 31, 2008, the total assets in these programs exceeded $59.6 billion.

        Introduced in 1991, our original and largest advisory platform, Strategic Asset Management ("SAM"), is a fee-based investment program that allows the creation of comprehensive, customized client portfolios managed individually by our financial advisors. The SAM platform provides access to no-load/load-waived mutual funds, stocks, bonds, conservative option strategies, unit investment trusts and a no-load, multi-manager variable annuity. Our research department provides model portfolio allocations, mutual fund and fixed income recommendations and access to third-party equity research.

        Under the guidance of our research group we have developed several additional platforms, which are designed to meet a range of needs and preferences. Introduced in 1996, Manager Select was designed to meet the complex needs of investors with access to separately managed accounts for benefits such as the direct ownership of securities, portfolio customization, improved tax efficiency and cost transparency. Our research department provides money manager oversight and recommendations as well as asset allocation guidelines for clients with a range of investment objectives. Developed in 2003, Optimum Market Portfolios was designed to provide broader access to advisory products through the Optimum family of mutual funds which are sub-advised by leading money managers. Our research department creates a range of asset allocation models with the flexibility to meet the financial goals of a large range of clients. We provide automated portfolio rebalancing based on these allocation models for all accounts. Personal Wealth Portfolios, introduced in 2005, is a research-driven open architecture program that combines multiple investment styles using mutual funds and institutional separate account money managers in a single account. In 2008 we introduced Model Wealth Portfolios ("MWP"), which provides the framework to deliver customized portfolios constructed by our research team with the benefit of state-of-the-art technological monitoring, rebalancing and tax management services.

  Cash Sweep and Money Market Programs

        We assist our customers in managing their clients' un-invested balances through two primary cash sweep programs depending on account type: money market sweep vehicles involving multiple money market fund providers and an insured bank deposit sweep vehicle. Our insured bank deposit sweep vehicle allocates client cash balances across multiple non-affiliated banks to provide customers with up to $1.00 million ($2.00 million joint) of FDIC insurance.

Our Competitive Strengths

Dedicated Focus

        We believe the combination of our dedicated customer focus, product independence and scale is unique in the marketplace.

        Traditional brokerage firms divert significant resources to support their efforts in product manufacturing, investment banking or proprietary trading. Our financial advisors and institutions are our customers, and we do not compete for client relationships or assets. Our open architecture platform and unbiased research enables our customers to provide the best possible services to their clients. This positioning leads to our ability to invest in the growth of our customers and attract new customers, resulting in the growth of our own business. As a result, we maintain excellent revenue retention of our existing business and exhibit strong advisor growth on an annual basis.

  Enabling Technology

        We believe our self-clearing capabilities and enabling technology enhances the front-, middle- and back-offices of our customers and separates us from our competitors. Our continual reinvestment in our platform ensures we maintain our competitive strength.

Economic Advantage

        Supported by our scale we are able to provide an attractive payout structure, which combined with our innovative product and service platform, enables our customers to earn more income per dollar of commissions and fees than our competitors. Like other independent broker-dealers, we pay a greater share of brokerage commissions and advisory fees to our financial advisors than employee-based broker-dealers. While financial advisors licensed through independent broker-dealers must pay for their own office expenses, we believe that for most of them, the higher payouts more than offset these incremental costs, enabling them to increase their take-home pay. In addition, unlike employees of wirehouses or regional broker-dealers, independent financial advisors can build substantial equity value in their practices. Unlike most other independent broker-dealers with limited scale and capital, we believe our technology and services allow our financial advisors to grow their revenue and operate more cost efficient businesses compared to their independent financial advisor peers.

Sustainable Growth

        Built upon our unique value proposition and economic advantage, we have continued to grow our key business drivers over the past 20 years. Through the organic growth of our existing financial advisors and continual recruitment of new customers the number of our accounts has grown every year in every market cycle. We have developed a platform that can fit the needs of a diverse range of financial advisors. As a result we recruit from a broader variety of sources than our competitors including wirehouses, regional broker-dealers, banks, insurance companies and other independent broker-dealers.

Quality of Revenue

  Recurring Revenue

        Our recurring revenues include advisory fees charged to customers, asset-based fees, trailing commission fees, fees related to our cash sweep programs, interest earned on margin accounts and technology and service fees charged to our customers. Although the level of these revenue sources can be impacted by external market conditions, their recurring nature as opposed to our transaction based commission revenue provides a level of business stability. The proportion of our total revenue that is recurring has grown significantly from approximately 46.0% for the year ended December 31, 2000 to 58.5% for the year ended December 31, 2008.

  Diversified Revenue

        As of December 31, 2008, no single relationship with our financial advisors, financial institutions or product manufacturers accounted for more than 1.75% of our revenues. In addition, we have a geographically diverse national presence with our customers in all 50 states, Washington D.C. and Puerto Rico.

Management Team

        We believe that we have cultivated a diverse set of expertise in our senior management throughout our organization. Our senior management team draws upon a broad range of prior experiences throughout the financial services industry, but also exhibits the benefits of tenure within our company, averaging 7 years experience at our firm.

Our Growth Strategies

Enable Our Customer's Growth

        Through continuous reinvestment in our platform we seek to contribute to the growth of our existing advisors and improve the efficiency of our own infrastructure, generating additional revenue and profit for us.

        We have developed our insurance and trust services, allowing our customers to offer a more comprehensive financial solution for their clients. More recently we have partnered with eMoney, an industry leader in financial planning software, to develop WeathVision, a powerful web-based wealth-planning tool embedded in BranchNet that offers an aggregated, comprehensive view of a client's financial portfolio, as well as features and functionality that enable more complete planning and deeper servicing of client needs. We recently began offering our customers an integrated software application that enables them to electronically image branch office records, thereby reducing record retention costs and improving access to records. Our advisor service team recently launched ClientsFirst, which equips our financial advisors with a powerful combination of resources to find new prospects, convert prospects to clients and keep clients for the long term. The development of new fee-based advisory programs such as MWP illustrates our dedication to the continued improvement of existing capabilities.

Recruit New Customers

        We believe there is a large addressable pool of financial advisors from which we can recruit and that the appeal of the independent advisor model is growing. We seek to capitalize on this market opportunity by leveraging our strong reputation, economic advantage and recruiting infrastructure to continue to add experienced and productive financial advisors.

        To enable this strategy, we have developed what we believe is one of the largest and most capable recruiting staff in the industry. We seek to recruit financial advisors who are business leaders with strong industry experience and a track record of regulatory compliance. We screen all potential financial advisors through background and credit checks as well as a detailed review of their historical product sales, disciplinary records, employment history and outside business activities.

        We also believe that we have one of the most capable recruiting forces in the industry focused on financial institutions. We recruit financial institutions nationally, and generally seek to recruit financial institutions that have an existing investment program (although we also provide services to several start-up programs). In addition to recruiting entire financial institution programs, we work with existing financial institution programs to help them locate and recruit qualified financial advisors to service their clients and enhance their programs.

        We have supplemented our recruiting efforts with opportunistic acquisitions that we believe are strategically and financially compelling.

Leverage Existing Technology and Services for New Customer Markets

        We believe our platform provides us opportunities to leverage our technology and service offerings to broaden our customer base. We were established on the principle of supporting independent financial advisors who in turn support the mass affluent market. We have since evolved to apply our technology and services to support high-net worth financial advisors, insurance oriented advisors, RIAs, banks, credit unions and insurance companies.

Competition

        We compete with a variety of financial institutions and technology firms to attract, retain and support experienced and productive financial advisors. These competitors include not only broker-dealers, but asset managers, clearing firms and financial services companies that provide technology and research. Our financial advisors compete for clients and administered assets with brokerage firms, banks, insurance companies, asset management and investment advisory firms. In addition, they also compete with a number of firms offering on-line financial services and discount brokerage services, usually with lower levels of service and fees, directly to individual retail investors.

        We believe that the principal factors considered by financial advisors are customer service, production pay-out, delivery platform capabilities, convenience and ease of use, innovation, and depth and breadth of services as well as the strength and continuity of client relationships. The efficiency of the service platform we provide to our customers, such as software, processing, compliance and registration, is critical to their ability to compete effectively. We believe our unique culture, independent business model and innovative and scalable technology is a competitive advantage and enhances our strategic position to recruit and successfully retain financial advisors.

Employees

        As of December 31, 2008, we had approximately 2,800 full-time employees. None of our employees are subject to collective bargaining agreements governing their employment with us. Our continued growth is dependent, in part, on our ability to recruit and retain skilled technical sales and professional personnel. We believe that our relationship with our employees is good.

Our Corporate Structure

        LPL Investment Holdings Inc. is the parent company of our collective businesses. Our original broker-dealer, LPL Financial Corporation ("LPL Financial"), was formed in 1989.

        In recent years we have grown our business through a number of opportunistic acquisitions. We strengthened our position as a leading independent broker-dealer through our acquisition of Pacific Select Group, LLC (renamed LPL Investment Advisory Services Group, LLC) and its wholly owned subsidiaries: Mutual Service Corporation ("MSC"), Associated Financial Group, Inc., Associated Securities Corp. ("ASC"), Associated Planners Investment Advisory, Inc. ("APIA") and Waterstone Financial Group, Inc. ("WFG") (MSC, ASC and WFG are collectively referred to herein as the "Affiliated Broker-Dealers"). Our acquisitions of UVEST Financial Services Group, Inc. ("UVEST"), IFMG Securities, Inc., Independent Financial Marketing Group, Inc. and LSC Insurance Agency of Arizona, Inc. further expanded our reach in offering financial services through banks, savings and loan institutions and credit unions nationwide.

        Our subsidiary, LPLIA, operates as a brokerage general agency for fixed insurance sales and services. Through our subsidiary, PTC, we offer trust, investment management and custodial services for estates and families. Our subsidiary, Independent Advisers Group Corporation ("IAG"), offers an investment advisory platform for clients of financial advisors working for other financial institutions.

Regulation

        The financial services industry is subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by non-U.S. government agencies or regulatory bodies and securities exchanges. We take an active leadership role in the development of the rules and regulations that govern our industry. Given the recent turmoil in the financial services space, we anticipate continued heightened scrutiny and significant modifications in these rules and regulations. We expect to be at the forefront of this change. Throughout our history we have invested heavily, with the benefit of our scale, in our compliance functions to monitor our compliance with the numerous legal and regulatory requirements applicable to our business.

  Broker-Dealer Regulation

        LPL Financial is a registered broker-dealer with the SEC, a member of FINRA, a member of various self-regulatory organizations, and a participant of various clearing organizations including The Depository Trust Company, the National Securities Clearing Corporation and Options Clearing Corporation, and conducts business as a broker-dealer in all 50 states, Washington D.C. and Puerto Rico.

        UVEST and the Affiliated Broker-Dealers are also registered broker-dealers with the SEC, and are members of FINRA. Similar to LPL Financial, UVEST and the Affiliated Broker-Dealers conduct business on a national basis; however each acts as an introducing firm, using a third-party firm for securities clearing and custody functions.

        Broker-dealers are subject to regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of clients' funds and securities, capital structure, record-keeping and the conduct of directors, managers, officers and employees. Broker-dealers are also regulated by securities administrators in those states where they do business. Compliance with many of the regulations applicable to us involves a number of risks because regulations are subject to varying interpretations. Regulators make periodic examinations and review annual, monthly and other reports on our operations, track record and financial condition. Violations of regulations governing a broker-dealer's actions could result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences. The rules of the Municipal Securities Rulemaking Board, which are enforced by FINRA, apply to the municipal securities activities of LPL Financial, UVEST and the Affiliated Broker-Dealers.

        Our margin lending is regulated by the Federal Reserve Board's restrictions on lending in connection with client purchases and short sales of securities, and FINRA rules also require such subsidiaries to impose maintenance requirements on the value of securities contained in margin accounts. In many cases, our margin policies are more stringent than these rules.

  Investment Adviser Regulation

        As investment advisers registered with the SEC our subsidiaries LPL Financial, UVEST, the Affiliated Broker-Dealers, APIA and IAG are subject to the requirements of the Investment Advisers Act of 1940 and the SEC's regulations thereunder, as well as to examination by the SEC's staff. Such requirements relate to, among other things, fiduciary duties to clients, performance fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between an advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements and general anti-fraud provisions. In addition, certain of our subsidiaries are subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, and to regulations promulgated thereunder, insofar as they are a "fiduciary" under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions.

  Commodities and Futures Regulation

        LPL Financial is licensed as a futures commission merchant ("FCM") and commodity pool operator with the Commodities Future Trading Commission ("CFTC") and is a member of the National Futures Association ("NFA"). Although licensed as a FCM and a commodity pool operator, LPL Financial's futures activities are limited to conducting business as a guaranteed introducing broker. LPL Financial is regulated by the CFTC and NFA, of which it is a member. Violations of the rules of the CFTC and the NFA could result in remedial actions including fines, registration terminations or revocations of exchange memberships. As a guaranteed introducing broker, LPL Financial clears commodities and futures products through ADM Investor Services International Limited ("ADM"), and all commodities accounts and related client positions are held by ADM.

  Trust Regulation

        PTC is chartered as a non-depository national banking association. As a limited purpose national bank, PTC is regulated and regularly examined by the Office of the Comptroller of the Currency ("OCC"). PTC files reports with the OCC within 30 days after the conclusion of each calendar quarter. Because the powers of PTC are limited to providing fiduciary services and investment advice, it does not have the power or authority to accept deposits or make loans. For this reason, trust assets under PTC's management are not insured by the Federal Deposit Insurance Corporation.

        As PTC is not a "bank" as defined under the Bank Holding Company Act of 1956. Neither its parent, The Private Trust Company Holdings, Inc. nor PTC is regulated by the Board of Governors of the Federal Reserve System as a bank holding company.

  Regulatory Capital

        The SEC, FINRA, OCC, CFTC and the NFA have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer's capital is net worth plus qualified subordinated debt less deductions for certain types of assets. The Net Capital Rule under the Exchange Act requires that at least a minimum part of a broker-dealer's assets be maintained in a relatively liquid form. As a guaranteed introducing broker for commodities and futures that is also a registered broker-dealer, CFTC rules require us to comply with higher net capital requirements of The Net Capital Rule under the Exchange Act.

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

  Anti-Money Laundering

        The USA PATRIOT Act of 2001 (the "PATRIOT Act") contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers, FCMs and other financial services companies. Financial institutions subject to the PATRIOT Act generally must have anti-money laundering procedures in place, implement specialized employee training programs, designate an anti-money laundering compliance officer and are audited periodically by an independent party to test the effectiveness of compliance. We have established policies, procedures and systems designed to comply with these regulations.

  Privacy

        Regulatory activity in the areas of privacy and data protection continues to grow worldwide and is generally being driven by the growth of technology and related concerns about the rapid and widespread dissemination and use of information. We must comply with these information-related regulations, including, but not limited to, the 1999 Gramm-Leach-Bliley Act, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and the 2003 Fair and Accurate Credit Transactions Act, to the extent they are applicable to us.

ITEM 1A.    RISK FACTORS

We depend on our ability to attract and retain experienced and productive financial advisors and financial institutions.

        Our ability to attract and retain experienced and productive financial advisors and financial institutions has contributed significantly to our growth and success, and our strategic plan is premised upon continued growth in the number of our financial advisors. If we fail to attract new financial advisors and financial institutions or to retain and motivate our current financial advisors and financial institutions, our business may suffer.

        The market for experienced and productive financial advisors is highly competitive. In attracting financial advisors, we compete directly with a variety of financial institutions such as wirehouses, regional broker-dealers, banks, insurance companies and other independent broker-dealers. There can be no assurance that we will be successful in our efforts to recruit the financial advisors needed to achieve our growth objectives.

        Financial advisors licensed with us may in the future leave us at any time to pursue other opportunities. We devote considerable resources to encouraging our financial advisors and financial institutions to remain with us and can give no assurances that our efforts will succeed.

Poor service or performance of the investment products that we offer or weaker pricing of such service or products may cause retail investors to withdraw their assets on short notice.

        Retail investors control the aggregate amount of their assets under management with us. Poor service or performance of the investment products that we offer relative to our competitors or weaker pricing of such service or products may result in the loss of accounts. The decrease in revenue that could result from such an event could have a material adverse effect on our business.

Our business is exposed to market risk.

        Our financial results are influenced by the willingness or ability of customers to maintain or increase their investment activities in the financial products distributed by us. As a result, general economic and market factors can affect our commission and fee revenue. For example, a decrease in market levels can:

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

Regulatory developments and our failure to comply with regulations could adversely affect our business.

        Our business is subject to extensive United States regulation and supervision, including securities and investment advisory services. The SEC, FINRA, CFTC, various securities and futures exchanges and other U.S. governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. There can also be no assurance that existing regulations will not change or that federal, state or foreign agencies will not attempt to further regulate our business. These legislative and regulatory initiatives may affect the way in which we conduct our business and may make our business less profitable.

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

        The SEC, FINRA and CFTC have extensive rules and regulations with respect to capital requirements. The net capital rule under the Exchange Act requires that at least a minimum part of a broker-dealer's assets be maintained in a relatively liquid form. Our ability to withdraw capital from LPL Financial could be restricted, which in turn could limit our ability to fund operations, repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

Changes in U.S. federal income tax law could make some of the products distributed by our financial advisors less attractive to clients.

        Some of the products distributed by our financial advisors enjoy favorable treatment under current U.S. federal income tax law. Changes in U.S. federal income tax law could make some of these products less attractive to clients and, as a result, could have a material adverse effect on our business, results of operations, cash flows or financial condition.

Failure to comply with ERISA regulations could result in penalties against us.

        We are subject to ERISA, and to regulations promulgated thereunder, insofar as we act as a "fiduciary" under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. Our failure to comply with these requirements could result in significant penalties against us that could have a material adverse effect on our business (or, in a worst case, severely limit the extent to which we could act as fiduciaries for any plans under ERISA).

Our business is subject to risks related to litigation, arbitration actions and governmental and self regulatory organization investigations.

        We are subject to legal proceedings arising out of our business operations, including lawsuits, arbitration claims, regulatory, governmental or self regulatory organization subpoenas, investigations and actions, and other claims. Many of our legal claims are client initiated and involve the purchase or sale of investment securities. In our investment advisory programs, we have fiduciary obligations that require us and our financial advisors to act in the best interests of our financial advisors' clients. We may face liabilities for actual or claimed breaches of these fiduciary duties. In addition, we, along with other industry participants, are subject to risks related to litigation and settlements arising from market events such as the failures in the auction rate securities market. The outcome of any such actions cannot be predicted, and although we believe we have adequate insurance coverage, for these matters (see "—Our errors and omissions insurance coverage may be inadequate or expensive"), no assurance can be given that such legal proceedings would not have a material adverse effect on our business, results of operations, cash flows or financial condition.

Our insurance coverage may be inadequate or expensive.

        We are subject to claims in the ordinary course of business. These claims may involve substantial amounts of money and involve significant defense costs. It is not always possible to prevent or detect activities giving rise to claims, and the precautions we take may not be effective in all cases.

        We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, excess-SIPC, business interruption, errors and omissions, excess entity errors and omissions and fidelity bond insurance. Recently, premium and deductible costs associated with certain insurance coverages have increased, coverage terms have become more restrictive and the number of insurers has decreased. While we endeavor to purchase coverage that is appropriate to our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Our business may be negatively affected if in the future our insurance proves to be inadequate or unavailable. In addition, insurance claims may harm our reputation or divert management resources away from operating our business.

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks.

        We have adopted policies and procedures to identify, monitor and manage our risks, including, among other things, establishing our Enterprise Risk Management group with an internal audit function. These policies and procedures, however, may not be fully effective. Some of our risk evaluation methods depend upon information provided by others and public information regarding markets, clients or other matters that are otherwise accessible by us. In some cases, however, that information may not be accurate, complete or up-to-date. Also, because our financial advisors work in small, decentralized offices, additional risk management challenges may exist. If our policies and procedures are not fully effective or we are not always successful in capturing all risks to which we are or may be exposed, our business could be materially adversely affected.

Misconduct and errors by our employees and our customers could harm our business.

        Misconduct and errors by our employees and our customers could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm. We cannot always deter misconduct and errors by our employees and our customers, and the precautions we take to prevent and detect this activity may not be effective in all cases. Prevention and detection among our customers, who are not our employees and some of whom tend to be located in small, decentralized offices, present additional challenges. There cannot be any assurance that misconduct and errors by our employees and customers will not lead to a material adverse effect on our business.

The securities settlement process exposes us to risks that may impact our liquidity and profitability.

        LPL Financial provides clearing services and trade processing for our financial advisors and their clients and certain financial institutions. Broker-dealers that clear their own trades are subject to substantially more regulatory requirements than brokers that outsource these functions to third-party providers. Errors in performing clearing functions, including clerical, technological and other errors related to the handling of funds and securities held by us on behalf of clients, could lead to censures, fines or other sanctions imposed by applicable regulatory authorities as well as losses and liability in related lawsuits and proceedings brought by our financial advisors' clients and others. Any unsettled securities transactions or wrongly executed transactions may expose our financial advisors and us to adverse movements in the prices of such securities.

Our networks may be vulnerable to security risks.

        The secure transmission of confidential information over public networks is a critical element of our operations. Our application service provider systems maintain and process confidential data on behalf of financial advisors and their clients, some of which is critical to financial advisors' business operations. If our application service provider systems are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, customers could experience data loss, financial loss, harm to reputation and significant business interruption. If such a disruption or failure occurs, we may be exposed to unexpected liability, customers may withdraw their assets, our reputation may be tarnished, and there could be a material adverse effect on our business.

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

Failure to maintain technological capabilities, flaws in existing technology, difficulties in upgrading our technology platform, or the introduction of a competitive platform could have a material adverse effect on our business.

        We believe that our technology platform, particularly our BranchNet system, is one of our competitive strengths. Our future success will depend in part on our ability to anticipate and adapt to technological advancements required to meet the changing demands of our financial advisors. In particular, the emergence of new industry standards and practices could render our existing systems obsolete or uncompetitive. Any upgrades or expansions may require significant expenditures of funds and may also increase the probability that we will suffer system degradations, outages and failures. There cannot be any assurance that we will have sufficient funds to adequately update and expand our networks, nor can there be any assurance that any upgrade or expansion attempts will be successful and accepted by our current and prospective financial advisors and financial institutions. Our failure to adequately update and expand our systems and networks could have a material adverse effect on our business. In addition, system degradations, outages or failures could have a material adverse effect on our business.

Disruption of our disaster recovery plans and procedures in the event of a catastrophe could adversely affect our business.

        We have made a significant investment in our infrastructure, and our operations are dependent on our ability to protect the continuity of our infrastructure against damage from catastrophe or natural disaster, breach of security, loss of power, telecommunications failure or other natural or man-made events. A catastrophic event could have a direct negative impact on us by adversely affecting our employees or facilities, or an indirect impact on us by adversely affecting our clients, the financial markets or the overall economy. While we have implemented business continuity and disaster recovery plans and maintain business interruption insurance, it is impossible to fully anticipate and protect against all potential catastrophes. If our business continuity and disaster recovery plans and procedures were disrupted or unsuccessful in the event of a catastrophe, we could experience a material adverse interruption of our operations.

We face intense competition in our industry.

        Our competitors may have greater financial resources than we have. This may allow them to respond more quickly to new technologies and changes in market demand, to devote greater resources to developing and promoting their services, to create pricing pressures and to make more attractive offers to potential financial advisors.

We face competition in attracting and retaining key talent.

        Our success and future growth depends upon our ability to attract and retain qualified employees. There is significant competition for qualified employees in the broker-dealer industry. We may not be able to retain our existing employees or fill new positions or vacancies created by expansion or turnover. The loss or unavailability of these individuals could have a material adverse effect on our business.

        Moreover, our success depends upon the continued services of our key senior management personnel, including our executive officers and senior managers. The loss of one or more of our key senior management personnel, and the failure to recruit a suitable replacement or replacements, could have a material adverse effect on our business.

A loss of our marketing relationships with a variety of leading manufacturers of investment products could harm our business.

        We operate on an open architecture product platform with no proprietary investment products. To help our financial advisors meet their clients' needs with suitable options, we have relationships with most of the industry leading providers of investment and insurance products. We have sponsorship agreements with some manufacturers of fixed and variable annuities and mutual funds that, subject to the survival of certain terms and conditions, may be terminated upon notice. If we lose our relationships with one or more of these manufacturers, our business may be materially and adversely affected.

We rely on outsourced service providers to perform key functions.

        We rely on service providers to perform certain key technology, processing and support functions. Any significant failures by them could cause us to incur losses and could harm our reputation. If we had to change the service providers we use, we would experience a disruption to our business. Although we believe we have the resources to make such transitions with minimal disruption, we cannot predict the costs and time for such conversions. There cannot be any assurance that the disruption caused by a change in our service providers would not have a material adverse affect on our business.

Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments.

        We may seek to opportunistically acquire businesses that offer complementary products, services or technologies. These acquisitions are accompanied by the risks commonly encountered in an acquisition of a business. For instance, the acquisition could have a negative effect on our financial and strategic position and reputation. The acquired business could fail to further our strategic goals. We could incur significant costs when integrating an acquired business and may not be successful in doing so. We may have a lack of experience in new markets, products or technologies brought on by the acquisition and we may have an initial dependence on unfamiliar supply or distribution partners. The acquisition may create an impairment of relationships with customers or suppliers of the acquired business or our customers or suppliers. All of these, and other, potential risks may serve as a diversion of our management's attention from other business concerns and any of these factors could have a material adverse effect on our business.

Lack of liquidity or access to capital could impair our business and financial condition.

        Liquidity, or ready access to funds, is essential to our business. A compromise to our liquidity could have a significant negative effect on us. Some potential conditions that could negatively affect our liquidity include illiquid or volatile markets, diminished access to debt or capital markets, unforeseen cash or capital requirements, adverse legal settlements or judgments (including, among others, risks associated with auction rate securities).

Our indebtedness could adversely affect our financial health and may limit our ability to use debt to fund future capital needs.

        At December 31, 2008, we had total indebtedness of $1.47 billion.

        Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions. It could also require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes. Finally, our level of indebtedness may limit our flexibility in planning for changes in our business and the industry in which we operate, place us at a competitive disadvantage compared to our competitors that have less debt and limit our ability to borrow additional funds.

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

        In addition, as a result of reduced operating performance or weaker than expected financial condition, rating agencies could downgrade our senior unsecured subordinated notes, which would adversely affect the value of our common shares.

        Our senior secured credit agreement permits us to incur additional indebtedness. Although our senior secured credit agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute "indebtedness" as defined in our senior secured credit agreement. To the extent new debt or other obligations are added to our currently anticipated debt levels, the substantial indebtedness risks described above would increase.

Restrictions under certain of our indebtednesses may prevent us from taking actions that we believe would be in the best interest of our business.

        Certain of our indebtedness contain customary restrictions on our activities, including covenants that may restrict us from incurring additional indebtedness or issuing disqualified stock or preferred stock; paying dividends on, redeeming or repurchasing our capital stock; making investments or acquisitions; creating liens; selling assets; restricting dividends or other payments to us; guaranteeing indebtedness; engaging in transactions with affiliates; and consolidating, merging or transferring all or substantially all of our assets.

        We are also required to meet specified financial ratios. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business. Our ability to comply with these restrictive covenants will depend on our future performance, which may be affected by events beyond our control. If we violate any of these covenants and are unable to obtain waivers, we would be in default under the applicable agreements and payment of the indebtedness could be accelerated. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay that indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the common stock and may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

If the counterparties to the derivative instruments we use to hedge our business risks default, we may be exposed to risks we had sought to mitigate.

        We use derivative instruments to hedge several business risks. If our counterparties fail to honor their obligations under the derivative instruments, our hedges of the related risk will be ineffective. That failure could have an adverse effect on our financial condition, results of operations and cash flows that could be material.

Provisions of our senior secured credit agreement could discourage an acquisition of us by a third party.

        Certain provisions of our senior secured credit agreement could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a change of control, all indebtedness under our senior secured credit agreement may be accelerated and become due.

The Majority Holders control us and may have conflicts of interest with us.

        Investment funds affiliated with TPG Partners IV, LP and Hellman & Friedman Capital Partners, LP (collectively, the "Majority Holders"), own approximately 60% of our capital stock, on a fully-diluted basis, as of December 31, 2008. Although certain members of our executive team have the contractual ability to terminate their employment agreements and receive certain payments if the Majority Holders enter into a transaction our executive team does not approve, the Majority Holders have significant influence over corporate transactions. So long as investment funds associated with or designated by the Majority Holders continue to own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Majority Holders will continue to be able to strongly influence or effectively control our decisions.

Anti-takeover provisions of our certificate of incorporation and bylaws may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that might be considered favorable.

        Provisions of our certificate of incorporation and bylaws could deter, delay or prevent a third-party from acquiring us, even if doing so would benefit our stockholders. These provisions include a fixed number of board of directors, limitations on who may call special meetings of stockholders and a requirement that vacancies and newly created directorships may only be filled by those that are in office.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in Boston, Massachusetts where we lease approximately 57,000 square feet of space under a lease agreement that expires on June 30, 2012, San Diego, California where we lease approximately 400,000 square feet of space under lease agreements that expire starting on August 31, 2010, and Charlotte, North Carolina where we lease a total of approximately 242,000 square feet of space under lease agreements expiring in November 2016 and February 2017.

        Our subsidiary PTC, located in Cleveland, Ohio, leases approximately 6,000 square feet of space under a lease agreement that expires on May 31, 2012.

        Our subsidiary UVEST, located in Charlotte, North Carolina, leases approximately 42,000 square feet of space under a lease agreement that expires on December 31, 2013.

        Our subsidiary MSC leases approximately 37,700 square feet of space in West Palm Beach, Florida under a lease agreement that expires February 27, 2018.

        Our subsidiary WFG leases approximately 16,700 square feet of space in Itasca, Illinois under a lease agreement that expires June 30, 2016.

        Our subsidiary AFG leases approximately 24,000 square feet of space in El Segundo, California under a lease agreement that expires February 14, 2012.

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

        In November 2005, MSC received a "Wells" notice from FINRA's Department of Enforcement. FINRA alleged that MSC had failed to maintain adequate supervisory procedures regarding certain variable annuity transactions, and failed to maintain accurate books and records related thereto. On July 23, 2007, FINRA filed a complaint against MSC and certain of its employees in connection with this matter. On December 16, 2008, the matter was resolved and MSC was fined $1.54 million, which was paid directly by the prior owner in accordance with our indemnity agreement. We are indemnified by the prior owner for any related matters that may arise. Accordingly, no reserve has been established.

        On September 11, 2008, we entered into an order with the SEC regarding certain alleged violations of Regulation S-P. Pursuant to the order we agreed to pay a civil penalty of $275,000, to retain an independent consultant to review our written policies and procedures designed to protect customer information and to implement the recommendations of the independent consultant concerning these policies and procedures. We retained an independent consultant in September 2008 and its review is ongoing. We consented to the entry of the order without admitting or denying any of the SEC's findings in the matter.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        There is no established trading market for our common equity.

Stock Split

        We affected a ten-for-one stock split as of January 1, 2008, with all fractional shares being rounded down to the nearest whole share. All per share amounts, average shares and options outstanding, and shares and options outstanding have been adjusted retroactively to reflect the stock split.

Holders

        As of December 31, 2008, we have 85 holders of 86,543,994 shares our common stock as well as approximately 1,070 holders of 7,423,973 shares of our common stock that are subject to special restrictions.

Dividends

        No dividends have been paid during the past three fiscal years nor do we plan on paying dividends in the future.

        For a description of restrictions on our ability to pay dividends on the common equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness."

Equity Compensation Plan Information

        The table below sets forth as of December 31, 2008 information on compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,078,283	$5.15	1,405,243
Equity compensation plans not approved by security holders	10,247,425	—	—

Total	30,325,708	$3.41	1,405,243

        As of December 31, 2008, we issued and had outstanding 7,423,973 shares of restricted common stock under our Fifth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan. Each holder of restricted stock shares has full voting rights over his or her shares. The shares of restricted stock shall become fully vested shares of our common stock upon (i) a sale of all or substantially all of the business or assets of our subsidiary, LPL Holdings, Inc., or LPLIH that also constitutes a change in control event under Section 409A of the Code or the regulations thereunder, or (ii) an initial public offering of our common stock to be underwritten on a firm commitment basis by a nationally recognized investment banking firm pursuant to a registration statement filed with, and declared effective by, the SEC. These restricted stock shares may not be sold, assigned or transferred and are not entitled to receive dividends or non-cash distributions until either a sale of LPLIH that constitutes a change in control or an initial public offering. The plan relating to the shares of restricted stock shares has not been approved by security holders. The intent of the plan was to aid us in attracting, motivating and retaining service providers of outstanding ability by offering such service providers an opportunity to receive grants of stock-based awards, thereby increasing their personal interest in our growth and success.

        As of December 31, 2008, we issued and had outstanding 2,823,452 restricted stock units under our 2008 Nonqualified Deferred Compensation Plan. Please see "Item 11. Executive Compensation—Nonqualified Deferred Compensation" for material terms of this plan.

Recent Sales of Unregistered Securities

        The following information relates to all securities issued or sold by us during the fiscal year ended December 31, 2008, excluding those already disclosed in previous Form 10-Q Reports and that have not been registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of the transactions described below was conducted in reliance upon the available exemptions from the registration requirements of the Securities Act. There were no underwriters employed in connection with the transaction set forth in this Item 5.

        On December 31, 2008, we issued 2,823,452 stock units under our 2008 Nonqualified Deferred Compensation Plan to certain employees. These restricted stock units were issued in exchange for options held by employees under our 2005 Option Plans. No other consideration was paid to the registrant by any recipient of any of the stock units. Please see "Item 11. Executive Compensation—Nonqualified Deferred Compensation" for material terms of the plan. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 3(a)(9).

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

        Unless otherwise indicated, this Annual Report on Form 10-K reflects and assumes a ten-for-one stock split that was affected on January 1, 2008.

	For the Year Ended December 31,
				Predecessor(2)
	2008(1)	2007(1)	2006	2005	2004
	(in thousands)
Consolidated statements of income data:
Revenue:
Commissions	$1,640,218	$1,470,285	$890,489	$744,939	$640,128
Advisory	830,555	738,938	521,058	399,363	301,090
Asset-based fees	352,293	260,935	147,364	107,726	89,561
Transaction and other fees	240,486	184,604	134,496	125,844	104,168
Interest income	34,465	36,708	28,402	17,719	12,829
Other	19,113	26,135	18,127	11,705	9,609

Total revenues	3,117,130	2,717,605	1,739,936	1,407,296	1,157,385

Expenses:
Production expenses	2,163,048	1,935,472	1,231,105	999,301	821,688
Compensation and benefits	343,171	257,200	137,401	142,372	127,997
General and administrative	266,447	199,895	120,891	116,943	92,725
Depreciation and amortization	100,462	78,748	65,348	17,854	15,798
Restructuring charges	14,966	—	—	—	—
Other	17,558	13,931	4,921	12,712	29,826

Total non-interest expenses	2,905,652	2,485,246	1,559,666	1,289,182	1,088,034
Interest expense from operations	781	1,031	301	976	1,447
Interest expense from senior credit facilities, subordinated notes and revolving line of credit	115,558	122,817	125,103	1,388	—
Loss on equity investment	2,374	678	—	—	—

Total expenses	3,024,365	2,609,772	1,685,070	1,291,546	1,089,481

Income from continuing operations before provision for income taxes	92,765	107,833	54,866	115,750	67,904
Provision for income taxes	47,269	46,764	21,224	46,461	32,552

Income from continuing operations	45,496	61,069	33,642	69,289	35,352

Loss from discontinued operations	—	—	—	(26,200)	—
Net income	$45,496	$61,069	$33,642	$43,089	$35,352

Cash dividends per common share	n/a	n/a	—	n/a	n/a
Cash dividends per common share—Class A & C (Predecessor)	n/a	n/a	n/a	$6.36	$7.10
Cash dividends per common share—Class B (Predecessor)	n/a	n/a	n/a	$1.47	$1.84

	As of December 31,
				Predecessor(2)
	2008(1)	2007(1)	2006	2005	2004
	(in thousands)
Consolidated statements of financial condition data:
Cash and equivalents	$219,239	$188,003	$245,163	$134,592	$113,439
Receivables	620,968	668,448	468,170	377,932	302,584
Fixed assets, net	161,760	156,797	121,594	134,764	63,035
Total assets	3,381,779	3,287,349	2,797,544	2,638,486	606,145
Bank loans payable	90,000	65,000	—	—	25,049
Notes payable	1,377,647	1,386,071	1,344,375	1,345,000	—
Drafts payable	154,431	127,144	104,344	88,230	86,080
Payable to customers	463,011	406,677	294,574	195,106	149,882
Total liabilities	2,591,467	2,540,183	2,170,627	2,050,062	408,894
Total stockholders' equity	790,312	747,166	626,917	588,424	197,251

	As of and For the Year Ended December 31,
				Predecessor(2)
	2008(1)	2007(1)	2006	2005	2004
	(in thousands, except otherwise indicated)
Other financial and operating data:
Gross margin(3)	30.6%	28.8%	29.2%	29.0%	29.0%
Number of financial advisors(4)	11,920	11,089	7,006	6,481	5,843
Capital expenditures	$62,812	$71,294	$23,038	$19,424	$14,336
Total client accounts(5)	3,454	3,276	2,444	2,046	1,692

(1)
Financial results as of and for the years ended December 31, 2008 and 2007 include the acquisitions of UVEST (acquired on January 2, 2007), IASG (acquired on June 20, 2007) and IFMG (acquired on November 7, 2007). Consequently, the results of operations for 2008 and 2007 may not be directly comparable to prior years.

(2)
On December 28, 2005, we sold approximately 61% ownership stake in our firm through a merger transaction to two private equity partners, Hellman & Friedman LLC and TPG. Activities as of December 28, 2005 and periods prior are those of the Predecessor.

(3)
Gross margin is calculated as total revenues less production expenses.

(4)
Number of financial advisors is defined as those investment professionals who are licensed to do business with our broker-dealer subsidiaries.

(5)
Represents custodied, networked and non-networked client accounts.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risk Factors" in Part 1, Item 1A of this report. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in Item 8 of this Form 10-K.

Overview

        We are a leading provider of technology, brokerage and investment advisory services through business relationships with independent financial advisors, registered investment advisors ("RIAs") and financial institutions (collectively, our "customers"). Through our proprietary technology, custody and clearing platforms, we provide our customers with access to a broad array of financial products and services which enable them to more effectively provide independent financial advice and brokerage services to retail investors (their "clients").

        Our revenues are derived primarily from fees and commissions from products and advisory services offered by our customers to their clients, a substantial portion of which we pay out to our customers, as well as fees we receive from our customers for use of our technology and custody and clearing platforms. We also generate asset management fees through a distribution of financial products for a broad range of product manufacturers. Under our self-clearing platform, we custody the majority of client assets invested in these products, which includes providing statements, transaction processing and ongoing account management. In return for these services, mutual funds, insurance companies, banks and other product manufacturers pay us fees based on asset levels or accounts managed. We also earn fees for margin lending to our financial advisors' clients.

How We Evaluate Growth

        We focus on several key financial and non-financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics as of and for the years ended December 31, 2008, 2007 and 2006 are as follows:

	3-Year Compound Annual Growth Rate	2008	2007	2006
Non-Financial Metrics
Financial advisors(1)	22.5%	11,920	11,089	7,006
Total client accounts(2)	19.1%	3,454,311	3,276,428	2,443,625
AUM(3) (in billions)	20.3%	$233.9	$283.2	$164.7
Financial Metrics
Revenue growth from prior year		14.7%	56.2%	23.6%
Recurring revenue as a % of total revenue(4)		58.5%	57.1%	59.8%
Gross margin as a % of revenue		30.6%	28.8%	29.2%
Adjusted EBITDA (in millions)		$360.0	$342.4	$254.8

(1)
Financial advisors are defined as those investment professionals who are licensed to do business with our broker-dealer subsidiaries.

(2)
Represents custodied, networked and non-networked client accounts.

(3)
Assets under management ("AUM") comprise assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of recruiting and attrition.

(4)
Revenue is derived from recurring sources such as advisory fees charged to customers, asset-based fees, trailing commission fees, fees related to our cash sweep programs, interest earned on margin accounts and technology and service fees charged to our customers.

EBITDA and Adjusted EBITDA

        We believe that the presentation of EBITDA and Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in our senior credit facilities. Adjusted EBITDA is a material component of these covenants. EBITDA and Adjusted EBITDA are useful financial metrics in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future and are outside the control of operating management.

        EBITDA and Adjusted EBITDA are non-GAAP measures as defined by Regulation G under the Securities Act and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The terms EBITDA and Adjusted EBITDA are not defined under GAAP, and EBITDA and Adjusted EBITDA are not measures of net income, operating income or any other performance measure derived in accordance with GAAP, and are subject to important limitations. Adjusted EBITDA, as we use it, is EBITDA adjusted to exclude certain non-cash charges, unusual or non-recurring items and other adjustments set forth below. Adjusted EBITDA is defined herein in accordance with the definition found in the indenture governing the senior unsecured subordinated notes and the credit facility further described in the section "Covenant Compliance" in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        EBITDA and Adjusted EBITDA can differ significantly company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the GAAP results and using EBITDA and Adjusted EBITDA as supplemental information.

        Set forth below is a reconciliation from our net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(in thousands)
Net income	$45,496	$61,069	$33,642
Interest expense(a)	115,558	122,817	125,103
Income tax expense	47,269	46,764	21,224
Depreciation and amortization	100,462	78,748	65,348

EBITDA(e)	308,785	309,398	245,317
Non-cash items(b)	11,751	11,457	2,878
Non-recurring items(c)	15,627	6,157	(1,105)
Other adjustment items(d)	23,837	15,421	7,740

Adjusted EBITDA(e)	$360,000	$342,433	$254,830

(a)
Interest expense includes non-operating interest from borrowings under our senior credit facilities, senior unsecured subordinated notes and revolving line of credit, as defined under the terms of our credit agreement.

(b)
Represents share based compensation expense for our employees under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment ("SFAS 123R"), non-cash compensation benefits incurred pursuant to the purchase and sale agreements of certain acquisitions, and the recognition of a non-cash impairment charge on our equity investment.

(c)
Represents charges for our organizational restructuring in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), our 2008 non-qualified deferred compensation plan and regulatory fines and related costs.

(d)
Represents acquisition and integration related expenses including settlement of stock appreciation rights, legal and other professional service fees and retention payments. Also includes shutdown costs for certain acquisitions, in accordance with the related purchase and sale agreements.

(e)
EBITDA and Adjusted EBITDA have limitations as an analytical tool, and they should not be considered in isolation, or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

•
EBITDA and Adjusted EBITDA do not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;

•
EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs;

•
EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

  •
  EBITDA and Adjusted EBITDA do not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;

  •
  Adjusted EBITDA reflects additional adjustments as provided in the agreement governing our senior credit facilities; and

  •
  Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Economic Overview and Impact of Financial Market Events

        2008 has been marked by extraordinary market conditions including tighter credit markets, liquidity concerns, significant volatility and sharp declines in the equity markets, and continued slowing of general economic activity. During most of 2008, the equity markets declined steadily but then rapidly deteriorated beginning in September and through the remainder of the year. The NASDAQ Composite Index, Standard and Poor's 500 Index, and the Dow Jones Industrial Average declined by 40.5%, 38.5% and 33.8%, respectively, with a significant portion of these decreases occurring in the fourth quarter. In addition, the U.S. Federal Reserve effective federal funds rate declined from 4.26% at December 31, 2007 to 0.10% at December 31, 2008.

        Even with this unprecedented market environment, our customers remained actively engaged with their clients through the continued use of our services and platforms. The financial market declines caused an aggregate decrease in our AUM, which was partially offset by assets raised through the successful recruitment and retention of our customers, as well as an increase in new client activities. We earn revenues from fees and commissions from products and advisory services offered by our customers to their clients, and pay out a substantial portion (86.3% in 2008) to our customers. This pass-through helps to mitigate the financial market decline and the variability to our earnings.

        The lack of confidence in the capital markets also drove retail investors to seek highly-liquid, stable investments, such as money market funds. Our asset-based fees were positively impacted by this trend, as retail investors transferred their assets from commission and advisory based products to money market and cash sweep instruments, such as our Insured Cash Account Program ("ICA Program"). During fiscal year 2008, client assets in our cash sweep programs increased 62.3% to $22.11 billion, which was offset in part by declining interest rates. Our fees in our cash sweep programs are heavily influenced by the U.S. Federal Reserve federal funds rate. Further discussion of the U.S. Federal Reserve effective federal funds rate and the impact on our cash sweep programs is described in "Item 7A—Quantitative and Qualitative Disclosures About Market Risk".

        We are managing the impacts to our revenue sources with increased levels of focus on recruiting business relationships, growing accounts and cost management. We plan to continue such efforts into 2009 to mitigate financial risks associated with current market conditions.

Recent Acquisitions and Divestures

        From time to time we perform acquisitions and/or divestures based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. The following describes significant acquisition and divesture activities that have impacted our 2006, 2007 and 2008 results.

        On December 31, 2007, we ceased the operations of our subsidiary, Innovex Mortgage, Inc. ("Innovex"). Prior to that date, Innovex provided comprehensive mortgage services for residential properties of the clients of our financial advisors.

        On November 7, 2007, we acquired all of the outstanding capital stock of IFMG Securities, Inc., Independent Financial Marketing Group, Inc. and LSC Insurance Agency of Arizona, Inc. (collectively "IFMG"), further expanding our reach in offering financial services to banks, savings and loan institutions and credit unions nationwide. Purchase consideration at closing was $25.69 million and was financed with borrowings against our senior secured credit facilities. At the time of acquisition, we announced a plan (the "Shutdown Plan") to transfer existing IFMG financial institutional relationships to our other broker-dealer subsidiaries, LPL Financial Corporation ("LPL Financial") and UVEST Financial Services Group, Inc. ("UVEST"). In accordance with the Shutdown Plan, we made several post-closing payments totaling $13.26 million based on the successful recruitment, retention and transition of these relationships during the third and fourth quarter of 2008.

        On June 20, 2007, we acquired all the outstanding membership interests of Pacific Select Group, LLC (renamed LPL Independent Advisor Services Group LLC or "IASG") and its wholly owned subsidiaries: Mutual Service Corporation ("MSC"), Associated Financial Group, Inc., Associated Securities Corp. ("ASC"), Associated Planners Investment Advisory, Inc. ("APIA") and Waterstone Financial Group, Inc. ("WFG") (collectively IASG). The acquisition of IASG increased the number of our financial advisors and strengthened our position as a leading independent broker-dealer. Total purchase consideration was $120.48 million comprised of $63.34 million in cash funding primarily through borrowings under our senior credit facility, and the issuance of 2,645,500 shares of common stock with an estimated fair value of $21.60 per share.

        On January 2, 2007, we completed our acquisition of UVEST, which provides independent non-proprietary third-party brokerage services to banks, credit unions and other financial institutions. The purchase price was $89.45 million comprised of $78.04 million in cash financed primarily through borrowings under our senior credit facility, as well as the issuance of 603,660 shares of our common stock at an estimated fair value of $18.90 per share.

        Collectively, we refer to our acquisitions of UVEST, IASG and IFMG herein as our "acquisitions". While these acquisitions have contributed to the overall growth of our customer base and related revenue and market position, we have incurred significant non-recurring costs related to acquisition integration. Many of these expenditures are in the form of personnel costs, system costs and professional fees. For example, the acquisition of IFMG resulted in significant costs associated with executing our Shutdown Plans and the transition of their customers and clients to our other more profitable broker-dealer platforms. These activities have increased our operating costs for 2008, but we believe that they will increase our profit margins in future years.

Results of Operations

        The following discussion presents an analysis of our results of operations for the years ended December 31, 2008, 2007 and 2006. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Year Ended December 31,			Percentage Change
	2008	2007	2006	'08 vs. '07	'07 vs. '06
	(in thousands)
Revenues
Commissions	$1,640,218	$1,470,285	$890,489	11.6%	65.1%
Advisory fees	830,555	738,938	521,058	12.4%	41.8%
Asset-based fees	352,293	260,935	147,364	35.0%	77.1%
Transaction and other fees	240,486	184,604	134,496	30.3%	37.3%
Other	53,578	62,843	46,529	(14.7)%	35.1%

Total revenues	3,117,130	2,717,605	1,739,936	14.7%	56.2%

Expenses
Production	2,163,048	1,935,472	1,231,105	11.8%	57.2%
Compensation and benefits	343,171	257,200	137,401	33.4%	87.2%
General and administrative	266,447	199,895	120,891	33.3%	65.4%
Depreciation and amortization	100,462	78,748	65,348	27.6%	20.5%
Restructuring charges	14,966	—	—	N/M	N/M
Other	17,558	13,931	4,921	26.0%	183.1%

Total non-interest expenses	2,905,652	2,485,246	1,559,666	16.9%	59.3%
Interest expense	116,339	123,848	125,404	(6.1)%	(1.2)%
Loss on equity investment	2,374	678	—	250.1%	N/M

Total expenses	3,024,365	2,609,772	1,685,070	15.9%	54.9%

Income before provision for income taxes	92,765	107,833	54,866	(14.0)%	96.5%
Provision for income taxes	47,269	46,764	21,224	1.1%	120.3%

Net income	$45,496	$61,069	$33,642	(25.5)%	81.5%

N/M
Not meaningful.

Revenues

Commissions

        Commission based revenues represent gross commissions generated by our customers, primarily from commissions earned on the sale of various products such as fixed and variable annuities, mutual funds, general securities, alternative investments and insurance. We also earn trailing commission type revenues (such as 12(b)-1 fees) on mutual funds and variable annuities held by clients of our financial advisors. Trail commissions (a commission that is paid over time) are recurring in nature and are earned based on the current market value of previously purchased investments.

        The following table sets forth our commission revenue, by product category included in our consolidated statements of income for the periods indicated (in millions):

	Years Ended December 31,
	2008	% Total	2007	% Total	2006	% Total
Annuities	$806.76	49.2%	$648.09	44.1%	$383.99	43.1%
Mutual funds	474.95	28.9%	498.88	33.9%	309.18	34.7%
Alternative investments	112.70	6.9%	113.18	7.7%	59.22	6.7%
Equities	85.59	5.2%	82.22	5.6%	61.01	6.9%
Insurance	91.33	5.6%	77.62	5.3%	47.30	5.3%
Fixed income	65.31	4.0%	48.55	3.3%	28.66	3.2%
Other	3.58	0.2%	1.75	0.1%	1.13	0.1%

Total commission revenue	$1,640.22	100.0%	$1,470.29	100.0%	$890.49	100.0%

        Commission revenue increased by $169.93 million, or 11.6%, in 2008 from 2007, fueled primarily by the commission base obtained through our acquisitions. Organic commission revenue growth remained relatively flat during this same period, attributed to the successful recruitment of our customer base which increased 7.5% to 11,920 in 2008, largely offset by a decline in commissionable transactions and brokerage assets under management due to unfavorable market conditions.

        Commission revenue increased by $579.80 million, or 65.1%, in 2007 from 2006. Our acquisitions comprised $325.13 million or 56.1% of the increase. Commissions on the sale of annuities and mutual funds grew $180.05 million, or 26.0%, while commissions for real estate investment trust ("REIT") sales increased annually by $38.19 million.

Advisory fees

        Advisory fee revenues represent fees charged by us and our customers to clients based on the value of assets under management.

        Advisory fees increased by $91.62 million, or 12.4%, in 2008 from 2007, driven in part by the advisory fee base obtained through our acquisitions, in addition to a trend amongst our customer relationships (including advisors of acquired subsidiaries) to provide a higher percentage of fee-based advisory services to their clients, which are recurring revenue streams. Consequently our recurring revenues as a percentage of total revenue have remained relatively unchanged through unfavorable market conditions.

        Advisory fees increased by $217.88 million, or 41.8%, in 2007 from 2006. Our acquisitions comprised $49.77 million, or 22.8% of the increase. The remaining increase was primarily due to higher asset balances in advisory programs, partially due to a trend amongst our customers to provide a higher percentage of fee-based advisory services to their clients, and to a lesser extent, higher asset balances in advisory programs resulting from newly recruited customers.

Asset-based fees

        Asset-based fees are comprised of fees from cash sweep vehicles, our product manufacturer sponsorship programs, and sub-transfer agency and networking services. Pursuant to contractual arrangements, uninvested cash balances in client accounts are swept into either third-party money market funds or insured deposit accounts at various banks, for which we receive fees, including administrative and record keeping fees based on account type and the invested balances. In addition, we receive fees from certain product manufacturers in connection with programs that support our marketing and sales-force education and training efforts. We also earn fees on mutual fund assets for which we provide administrative and recordkeeping services as a sub-transfer agent. Our networking fees represent fees paid to us by mutual fund and annuity product manufacturers in exchange for administrative and recordkeeping services that we provide to clients of our financial advisors. Networking fees are correlated to the number of positions we administer, not the value of assets under administration.

        Asset-based fees increased $91.36 million, or 35.0%, from 2007 to 2008. Fees from our cash sweep vehicles increased $60.86 million driven primarily by a 72.7% increase in the average assets custodied in these programs which can be attributed to prevailing negative market conditions and the resulting shift of client assets from invested capital to our cash sweep programs. For 2008, the increase associated with this trend is partially offset by the negative interest rate environment and its influence on the margins associated with these products.

        Asset-based fees increased $113.57 million, or 77.1%, in 2007 from 2006. Our acquisitions comprised $16.40 million, or 14.4% of the increase. The remaining increase is primarily driven by a 47.4% increase in assets custodied in these programs resulting from a ramp up in client assets as well as a favorable interest rate environment.

Transaction and other fees

        Revenues earned from transaction and other fees primarily consist of transaction fees and ticket charges, subscription fees, IRA custodian fees, contract and license fees, conference fees and small/inactive account fees. We charge fees to our customers and their clients for executing transactions in brokerage and fee-based advisory accounts. We earn subscription fees for the software and technology services provided to our customers and on IRA custodial services that we provide for their client accounts. We charge monthly administrative fees to our customers, as well as regulatory licensing fees. We charge fees to product manufacturers for participating in our training and marketing conferences and fees to our customers and clients for accounts that fail to meet certain specified thresholds of size or activity.

        Transaction and other fees increased $55.88 million, or 30.3%, in 2008 from 2007. The increase is attributed primarily to an increase in trade volume. Specifically, our trade volume increased by 4.83 million, or 59.3%, in 2008, which is primarily attributable to an increase in the number of underlying client accounts opened through acquisitions, a 7.5% increase in our overall customer base and organic growth.

        Transaction and other fees increased $50.11 million, or 37.3%, in 2007 from 2006. Our acquisitions comprised $14.85 million, or 29.6% of the increase. The remaining increase is attributed to the 15.2% growth in our overall customer base and an increase in trade volume. Specifically, our total trade volume increased by 1.69 million, or 26.1%, in 2007.

Other revenue

        Other revenue includes marketing re-allowances from certain product manufacturers as well as interest income from client margin accounts and cash equivalents. Prior to our dissolution of our mortgage subsidiary, Innovex, other revenue also consisted of gains on the sale of mortgage loans held for sale.

        Other revenue decreased $9.27 million, or 14.7%, in 2008 from 2007. Through our mortgage affiliate Innovex, we recognized gains related to mortgage loans held for sale during 2007 that did not recur in 2008 because we ceased the operations of Innovex on December 31, 2007.

        Other revenue increased $16.31 million, or 35.1%, in 2007 from 2006. Our acquisitions comprised $6.61 million, or 40.5% of the increase. In addition, our direct marketing allowance increased $8.38 million due primarily to higher sales volumes of participating REIT programs. The remaining increase is due to a $4.75 million increase in interest revenue on our margin accounts and overnight investments, driven by higher interest rates (average effective rates of 5.2% in 2007 versus 5.0% in 2006) and margin account balances which increased by approximately 10.8% from $3.78 million for the year ended December 31, 2006 to $4.19 million for the year ended December 31, 2007.

Expenses

Production expenses

        Production expenses consist of commissions and advisory fees as well as brokerage, clearing and exchange fees. We pay out the majority of commissions and advisory fees received from sales or services provided by our customers. Substantially all of these pay-outs are variable and correlated to the revenues generated by each customer.

        Production expenses increased $227.58 million, or 11.8%, in 2008 from 2007. The increase in production expenses is highly correlated with our increase in commission and advisory revenues, which increased by $261.55 million, or 11.8%, in 2008 from 2007. Our production pay-out averaged 86.3% in 2008 and 86.4% in 2007.

        Production expenses increased $704.37 million, or 57.2%, in 2007 from 2006. Our acquisitions comprised $325.33 million, or 46.2% of the increase. The remaining increase was primarily attributable to higher payout products making up a larger share of commission and advisory revenue.

Compensation and benefits

        Compensation and benefits represent compensation-related expenses for our employees (including share-based compensation expense), as well as compensation for temporary employees and consultants.

        Compensation and benefits increased $85.97 million, or 33.4%, in 2008 from 2007. The increase is attributed to salaries and benefits and the average number of full-time employees, which has grown by 729, or 35.0%, to 2,813 in 2008, compared to 2,084 in 2007, primarily due to our acquisitions and integration efforts, as well as investment to strengthen our service infrastructure.

        Compensation and benefits increased $119.80 million, or 87.2%, in 2007 from 2006. Our acquisitions comprised $54.66 million, or 45.6% of the increase. The remaining increase was attributed to salaries and benefits for our legacy business, which represented $44.10 million, or 36.8% of the increase, as well as a 64.2% increase in the average number of full-time employees, from 2,084 in 2007 compared to 1,269 in 2006. The increase in full-time employees is primarily related to integration efforts for the acquired subsidiaries and additional infrastructure to support the growth in our business.

General and administrative expenses

        General and administrative expenses include promotional fees, occupancy and equipment, communications and data processing, regulatory fees, travel and entertainment, and professional services.

        General and administrative expenses increased by $66.55 million, or 33.3%, from 2008 to 2007. The increase is primarily attributable to increases of $35.40 million in promotional fees and recruiting, $15.33 million in occupancy and equipment and $12.15 million in communication and data processing. These expenditures increased primarily due to our acquisitions, integrations and other efforts that support our overall growth.

        General and administrative expenses increased by $79.00 million, or 65.4%, in 2007 from 2006. Our acquisitions comprised $25.36 million, or 32.1% of the increase. The remaining increase is attributable to increases of $22.54 million in promotional fees, $11.66 million in occupancy and equipment, and $11.47 million in professional fees, all of which are primarily attributable to our business growth.

Depreciation and amortization

        Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets represent significant intangible assets established through acquisitions, as well as fixed assets which include internally developed software, hardware, leasehold improvements and other equipment.

        Depreciation and amortization expense increased by $21.71 million, or 27.6%, from 2008 to 2007, attributed to amortization of additional intangible assets established through the acquisitions and higher values of fixed assets resulting from the acquisitions, as well as capital expenditures made to support integration efforts and the general growth of our business.

        Depreciation and amortization expense increased by $13.40 million, or 20.5%, in 2007 from 2006. The increase is primarily related to additional depreciation and amortization recognized on acquired intangible and fixed assets.

Restructuring charges

        Restructuring charges consist of employee severance and other personnel-related expenses. In the fourth quarter of 2008, we committed to and implemented a strategic business review, resulting in a reduction in our overall workforce of approximately 275 employees, or 10% of our workforce. Accordingly, we recorded a $14.97 million restructuring charge at the time such plan was communicated to our employees.

Other expenses

        Other expenses include bank fees, other taxes, bad debt expense and other miscellaneous expenses.

        Other expenses increased by $3.63 million, or 26.0%, from 2007 to 2008. The increase is due primarily to increases in bad debt expense and customer write-off activity. The remaining increase is due to storage services, which grew $1.10 million in 2008.

        Other expenses increased $9.01 million, or 183.1%, from 2006 to 2007. Our acquisitions comprised $1.91 million, or 19.7% of the increase. The remaining increase relates to prior year expenses being lower than normal due to a $3.07 million change in reserve for expenses estimated in conjunction with a regulatory investigation.

Interest expense

        Interest expense includes operating interest expense related to brokerage operations and mortgage lending, and non-operating interest expense for our indebtedness.

        Interest expense decreased by $7.51 million, or 6.1%, from 2007 to 2008, reflecting lower average interest rates on our borrowings due in part by a credit rating upgrade, offset by an increase in the principal amount of debt outstanding.

        Interest expense decreased $1.56 million from 2006 to 2007, also reflecting lower average interest rates on our borrowings offset by an increase in the principal amount of debt outstanding due to our acquisitions.

Loss on equity investment

        Loss on equity investment represents our share of losses related to our 2007 investment in a privately held technology company.

        Loss on equity investment increased $1.70 million from 2007 to 2008, primarily related to the recognition of a $1.73 million other than temporary impairment that occurred during the second quarter of 2008.

        Loss on equity investment increased $0.68 million from 2006 to 2007 and represented our share of operating losses.

Provision for Income Taxes

        Our provision for income taxes increased by $0.51 million, or 1.1%, between 2007 and 2008. The increase in income tax expense is primarily the result of an increase in the effective income tax rate under GAAP, which was 51.0% for 2008 as compared to 43.4% for 2007, offset largely by a decline in pre-tax income. Changes in our effective tax rates reflect additional expenses and/or changes in our estimates for expenses that cannot be deducted for income tax purposes; namely a change in our estimates for certain state income tax rates and the impact of that change on our deferred tax liabilities. Additional increases in our effective tax rates relate to increases in items such as meals and entertainment and compensation for incentive stock options.

        Our provision for income taxes increased by $25.54 million, or 120.3%, between 2006 and 2007, primarily related to the increase in pre-tax income over comparable periods. Our effective tax rate for 2007 was 43.4% as compared to 38.7% for 2006, due to additional accruals for uncertain tax positions recorded upon the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48").

Liquidity and Capital Resources

        Senior management establishes our liquidity and capital policies. These policies include senior management's review of short- and long-term cash flow forecasts, review of monthly capital expenditures and daily monitoring of liquidity for our subsidiaries. Decisions on the allocation of capital include projected profitability and cash flow, risks of the business, regulatory capital requirements and future liquidity needs for strategic activities. Our Treasury Department assists in evaluating, monitoring and controlling the business activities that impact our financial condition, liquidity and capital structure and maintains relationships with various lenders. The objectives of these policies are to support the executive business strategies while ensuring ongoing and sufficient liquidity.

        A summary of changes in cash flow data is provided as follows (in thousands):

	December 31,
	2008	2007	2006
Net cash flows provided by (used in):
Operating activities	$89,277	$10,072	$139,226
Investing activities	(76,202)	(168,275)	(30,405)
Financing activities	18,161	101,043	1,750

Net increase (decrease) in cash and cash equivalents	31,236	(57,160)	110,571
Cash and cash equivalents—beginning of year	188,003	245,163	134,592

Cash and cash equivalents—end of year	$219,239	$188,003	$245,163

        Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.

        Net cash provided by operating activities for the years ended December 31, 2008, 2007 and 2006, was $89.28 million, $10.07 million and $139.23 million, respectively. The increase in fiscal year 2008 as compared to fiscal year 2007 is primarily related to a decrease in cash borrowed by clients for margin activities and net changes in working capital for funding and settling of client transactions. The decrease in fiscal year 2007 as compared to fiscal year 2006 is largely attributable to the timing of funding segregated accounts under the Securities and Exchange Commission's ("SEC") Reserve Deposit Requirements. Additionally, operating activities for 2006 reflected an income tax refund of $51.14 million resulting from tax deductive events related to stock options exercised that was realized in 2006 that did not recur in 2007. These activities were partially offset by higher operating income in 2007.

        Net cash used in investing activities for the years ended December 31, 2008, 2007 and 2006, was $76.20 million, $168.28 million, and $30.41 million, respectively. The decrease in fiscal year 2008 as compared to fiscal year 2007 is principally due to our acquisitions of UVEST, IASG and IFMG. The increase in fiscal year 2007 as compared to fiscal year 2006 is also attributed to cash invested for acquisitions as well as increases in capital expenditures, which was partially related to the integration of subsidiaries that we acquired.

        Net cash provided by financing activities for the years ended December 31, 2008, 2007, and 2006 was $18.16 million, $101.04 million, and $1.75 million, respectively. The decrease in fiscal year 2008 as compared to fiscal year 2007 is primarily related to borrowings under our senior secured credit facilities, which did not recur at the same level in fiscal year 2008. These borrowings were principally related to acquisitions of UVEST, IASG and IFMG, which also explains the significant increase from fiscal year 2006.

        We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, will be adequate to satisfy our working capital needs, the payment of all of our obligations and the funding of anticipated capital expenditures for the foreseeable future.

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

        Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. Historically, these timing differences were funded either with internally generated cash flow or, if needed, with funds drawn under short-term borrowing facilities, including both committed unsecured lines of credit and uncommitted lines of credit secured by client securities. Our broker-dealer subsidiary, LPL Financial, utilizes uncommitted lines secured by client securities to fund margin loans and other client transaction related timing differences.

        Our registered broker-dealers are subject to the SEC's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial and ASC compute net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customers' transactions, as defined. LPL Financial is also subject to the Commodity Futures Trading Commission's minimum financial requirements, which require that it maintain net capital, as defined, equal to 4% of customer funds required to be segregated pursuant to the Commodity Exchange Act, less the market value of certain commodity options, all as defined. UVEST, MSC and WFG all compute net capital requirements under the aggregate indebtedness method, which requires firms to maintain minimum net capital, as defined, of not less than 6.67% of aggregate indebtedness, also as defined.

        Our subsidiary, The Private Trust Company, N.A. ("PTC") is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.

Liquidity Assessment

        Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory, and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, general economic conditions and economic activity in the financial markets. The performance of our business is correlated with the economy and financial markets, and a continuing slowdown in the economy or financial markets could adversely affect our business, results of operations, cash flows or financial condition.

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments, seek additional capital or restructure or refinance our indebtedness, including the senior unsecured subordinated notes as discussed below. These measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. However, our senior secured credit facilities and the indenture governing the senior unsecured subordinated notes will restrict our ability to dispose of assets and the use of proceeds from any such dispositions. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and, in any event, the proceeds may not be adequate to meet any debt service obligations then due.

Indebtedness

        As of December 31, 2008, we had outstanding $827.65 million of borrowings under our senior secured credit facilities and $550.00 million of senior unsecured subordinated notes. The senior secured credit facilities also include a $100.00 million revolving credit facility, $10.00 million of which is currently being utilized to support the issuance of an irrevocable letter of credit issued for the benefit of PTC and $90.00 million of which was drawn for a combination of integration costs and credit preservation measures. This facility expires on December 28, 2011. We also maintain uncommitted lines of credit, which have an unspecified limit, primarily dependent on our ability to provide sufficient collateral. Additionally, in an effort to mitigate interest rate risk, we entered into interest rate swap agreements to hedge the variability on $495.00 million of our floating rate senior secured credit facilities.

  Interest Rate and Fees

        Borrowings under our senior secured credit facilities bear interest at a base rate equal to the one, two, three, six, nine or twelve-month London Interbank Offered Rate ("LIBOR") plus our applicable margin, or an alternative base rate ("ABR") plus our applicable margin. The ABR is equal to the greater of the prime rate or the federal funds effective rate plus 1/2 of 1.00%. The applicable margin for borrowings is currently 1.00% with respect to the base rate borrowings and 2.00% with respect to LIBOR borrowings under the revolving credit facility, and 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings under the senior secured term loan facility. The applicable margin on the senior secured term loan facility could change depending on our credit rating. In September 2008, our corporate credit rating was upgraded to Ba3 from B1, which has reduced the interest rate on the senior secured credit facilities from LIBOR plus 200 basis points to LIBOR plus 175 basis points.

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

  Guarantee and Security

        The senior secured facilities are secured primarily through pledges of the capital stock in our subsidiaries.

  Certain Covenants and Events of Default

        The senior secured credit facilities contain a number of covenants that, among other things, restrict or subject to certain exceptions, our ability to:

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

  •
  a minimum interest coverage ratio; and

  •
  a maximum total leverage ratio.

        At December 31, 2008, we were in compliance with all covenants under our senior secured credit facilities.

  Interest Rate Swaps

        An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. We use interest rate swap agreements to hedge the variability on our floating rate for approximately $495.00 million of our term loan under our senior secured credit facility. We are required to pay the counterparty to the agreement fixed interest payments on a notional balance, and in turn, receive variable interest payments on that notional balance. Payments are settled quarterly on a net basis. As of December 31, 2008, we assessed our interest rate swaps as being highly effective and we expect them to continue to be highly effective. While approximately $332.65 million of our term loan remains unhedged as of December 31, 2008, the risk of variability on our floating interest rate is partially mitigated by our margin interest loans made to our clients. At December 31, 2008, our receivable from clients for margin loan activity was approximately $239.91 million.

  Senior Unsecured Subordinated Notes

        Our senior unsecured subordinated notes are due in 2015, and bear interest at 10.75% per annum. Interest payments are payable semi-annually in arrears. We are not required to make mandatory redemption or sinking fund payments with respect to the notes and at December 31, 2008, $550.00 million was still outstanding. The senior unsecured subordinated notes are subject to certain financial and non-financial covenants. As of December 31, 2008, we were in compliance with all such covenants.

Covenant Compliance

        Our senior secured credit facilities and the indenture governing the senior unsecured subordinated notes contain various covenants that limit our ability to engage in specified types of transactions. We are required to satisfy and maintain specified financial ratios tied to Adjusted EBITDA under our senior secured credit facilities. The achievement of certain financial ratio targets increases our ability to engage in certain activities such as incurring indebtedness, making investments and paying dividends.

        We believe that the presentation of EBITDA and Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in our senior credit facilities. Adjusted EBITDA is a material component of these covenants. We also present EBITDA and Adjusted EBITDA because we consider them an important supplemental measure of our performance and believe they are frequently used by security analysts, investors and other interested parties in the evaluation of high-yield issuers, many of which present EBITDA and Adjusted EBITDA when reporting their results.

        Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definition of Adjusted EBITDA in our senior secured credit facilities allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, the presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA and Adjusted EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

        Set forth below is a reconciliation from our net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(in thousands)
Net income	$45,496	$61,069	$33,642
Interest expense(a)	115,558	122,817	125,103
Income tax expense	47,269	46,764	21,224
Depreciation and amortization	100,462	78,748	65,348

EBITDA(e)	308,785	309,398	245,317
Non-cash items(b)	11,751	11,457	2,878
Non-recurring items(c)	15,627	6,157	(1,105)
Other adjustment items(d)	23,837	15,421	7,740

Adjusted EBITDA(e)	$360,000	$342,433	$254,830

(a)
Interest expense includes non-operating interest from borrowings under our senior credit facilities, senior unsecured subordinated notes and revolving line of credit, as defined under the terms of our credit agreement.

(b)
Represents share based compensation expense for our employees under the provisions of SFAS 123R, non-cash compensation benefits incurred pursuant to the purchase and sale agreements of certain acquisitions, and the recognition of non-cash impairment charge on our equity investment.

(c)
Represents charges for our organizational restructuring in accordance with SFAS 146, our 2008 non-qualified deferred compensation plan and regulatory fines and related costs.

(d)
Represents acquisition and integration related expenses including settlement of stock appreciation rights, legal and other professional service fees and retention payments. Also includes shutdown costs for certain acquisitions, in accordance with the related purchase and sale agreements.

(e)
EBITDA is defined as net income plus interest expense (as defined above), income tax expense, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to exclude certain non-cash charges, unusual or non-recurring items and other adjustments set forth in our credit agreement.

        Our financial covenant requirements include a leverage ratio test and an interest coverage ratio test. Under our leverage ratio test, we covenant not to allow the ratio of our consolidated total debt (as defined in our senior secured credit agreement) to Adjusted EBITDA to exceed certain prescribed levels set forth in the agreement. Under our interest coverage ratio test, we covenant not to allow the ratio of our Adjusted EBITDA to our consolidated interest expense (as defined in our senior secured credit agreement) to be less than certain prescribed levels set forth in the agreement. Each of our financial ratios is measured at the end of each fiscal quarter.

        We have been and currently are in compliance with our financial covenant requirements.

Off-Balance Sheet Arrangements and Contractual Obligations

        The SEC defines off-balance sheet arrangements in Item 303 of Regulation S-K of the Securities Act as:

  •
  Any obligation under certain guarantee contracts;

  •
  A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

  •
  Any obligation under certain derivative instruments; and

  •
  Any obligation arising out of a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

        We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our financial advisors' clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Note 19 to our consolidated financial statements.

        The following table provides information with respect to our commitments and obligations as of December 31, 2008:

	Payments due by period
	(in thousands)
	Total	<1 year	1-3 years	4-5 years	>5 years
Leases and Other Obligations(2)	$119,214	$25,646	$46,545	$28,696	$18,327
Senior Secured Credit Facilities and Senior Unsecured Subordinated Notes(1)(3)	1,377,647	8,424	16,848	802,375	550,000
Revolving Line of Credit	90,000	—	90,000	—	—
Fixed Interest Payments	411,411	59,125	118,250	118,250	115,786
Variable Interest Payments(1)(3)	150,553	29,119	69,962	51,472	—
Interest Rate Swap Agreements(1)(3)	43,022	20,566	20,879	1,577	—

Total contractual cash obligations	$2,191,847	$142,880	$362,484	$1,002,370	$684,113

(1)
Note 12 and 13 of our consolidated financial statements provide further detail on these debt obligations.

(2)
Note 14 of our consolidated financial statements provides further detail on operating lease obligations and obligations under non-cancellable service contracts.

(3)
Our senior credit facilities bear interest at floating rates. Of the $827.65 million outstanding at December 31, 2008, we have hedged the variable rate cash flows using interest rate swaps of $495.00 million of principle (see Notes 12 and 13 of our consolidated financial statements). Variable interest payments are shown for the unhedged ($332.65 million) portion of the senior credit facilities assuming the three-month LIBOR remains unchanged at 2.23% (see Note 12 of our consolidated financial statements for more information).

        As of December 31, 2008, we reflect a liability for unrecognized tax benefits of $20.26 million in accordance with FIN 48, which we have included in income taxes payable on the accompanying consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

Fair Value of Financial Instruments

        We use fair value measurements to record certain financial assets and liabilities at fair value in accordance with SFAS No. 157, Fair Value Measurements ("SFAS 157"), and to determine fair value disclosures.

        We use prices obtained from an independent third-party pricing service to measure the fair value of our marketable securities. We validate prices received from the pricing service using various methods including, comparison to prices received from additional pricing services, comparison to available quotes market prices and review of other relevant market data including implied yields of major categories of securities. At December 31, 2008, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

Critical Accounting Policies

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that of our critical accounting policies, the following are noteworthy because they require management to make estimates regarding matters that are uncertain and susceptible to change where such change may result in a material adverse impact on our financial position and reported financial results.

Revenue Recognition

        We record commissions received from mutual funds, annuity, insurance, equity, fixed income, direct investment, option and commodity transactions on a trade-date basis. Commissions also include mutual fund and variable annuity trails, which are recognized as a percentage of assets under management over the period for which services are performed. Due to the significant volume of mutual fund and variable annuity purchases and sales transacted by financial advisers directly with product manufacturers, management must estimate a portion of its upfront commission and trail revenues for each accounting period for which the proceeds have not yet been received. These estimates are based primarily on the volume of transactions in previous periods as well as cash receipts in the current period. Because we record commissions payable based upon standard payout ratios for each product as it accrues for commission revenue, any adjustment between actual and estimated commission revenue will be offset in part by the corresponding adjustment to commission expense.

Legal Reserves

        We record reserves for legal proceedings in accounts payable and accrued liabilities in our consolidated statements of financial condition. The determination of these reserve amounts requires significant judgment on the part of management. We consider many factors including, but not limited to, the amount of the claim, the amount of the loss in the client's account, the basis and validity of the claim, the possibility of wrongdoing on the part of a financial advisor, likely insurance coverage, previous results in similar cases, and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded as professional services in our consolidated statements of income.

Valuation of Goodwill and Other Intangibles

        Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is required to be tested for impairment at least annually, or whenever indications of impairment exist. An impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for the excess.

        We have elected October 1 as our annual goodwill impairment testing date. In testing for a potential impairment of goodwill on October 1, 2008, we estimated the fair value of each of our reporting units (generally defined as businesses for which financial information is available and reviewed regularly by management) and compared this value to the carrying value of the reporting unit. The estimated fair value of each reporting unit was greater than its carrying value, and therefore we concluded that no amount of goodwill was impaired. The estimated fair value of the reporting units was established using a discounted cash flow model that includes significant assumptions about the future operating results and cash flows of each reporting unit. Adverse changes in our planned business operations such as unanticipated competition, a loss of key personnel, the sale of a reporting unit or a significant portion of a reporting unit, or other unforeseen developments could result in an impairment of our recorded goodwill.

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our property, equipment, capitalized software and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or changes may include a deterioration in the business climate or a significant adverse change in the extent or manner in which a long-lived asset is being used. If the total of projected future undiscounted cash flows is less than the carrying amount of an asset, we may need to record an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Income Taxes

        We estimate income tax expense based on the various jurisdictions where we conduct business. We must then assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established to the extent that it is more likely than not that such deferred tax assets will not be realized. When we establish a valuation allowance or modify the existing allowance in a certain reporting period, we generally record a corresponding increase or decrease to tax expense in the consolidated statements of income. We make significant judgments in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowances recorded against the deferred tax asset. Changes in the estimate of these taxes occur periodically due to changes in the tax rates, changes in the business operations, implementation of tax planning strategies, resolution with taxing authorities of issues where we have previously taken certain tax positions and newly enacted statutory, judicial and regulatory guidance. These changes, when they occur, affect accrued taxes and can be material to our operating results for any particular reporting period.

        Additionally, we account for uncertain tax positions in accordance with FIN 48. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. We are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our consolidated financial statements.

Valuation and Accounting for Financial Derivatives

        We periodically use financial derivative instruments, such as interest rate swap agreements, to protect us against changing market prices or interest rates and the related impact to our assets, liabilities, or cash flows. We also evaluate our contracts and commitments for terms that qualify as embedded derivatives. All derivatives are reported at their corresponding fair value in our consolidated statements of financial condition.

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

Share-Based Compensation

        We account for share-based compensation in accordance with SFAS No. 123R. Share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the requisite service period based on the number of awards for which the requisite service is expected to be rendered. As there are no observable market prices for identical or similar instruments, we estimate fair value using a Black-Scholes valuation model. We must make assumptions regarding the number of share-based awards that will be forfeited. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Rather, different forfeiture assumptions would only impact the timing of expense recognition over the vesting period.

Recent Accounting Pronouncements

        Refer to Note 2 of our notes to the consolidated financial statements for a discussion of recent accounting standards and pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        We bear some market risk on margin transactions affected for our financial advisors' clients. In margin transactions, we extend credit to clients, collateralized by cash and securities in the client's account. As our financial advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client's account is insufficient to fully cover losses from such investments, and our financial advisors fail to reimburse us for such losses. The risk of default depends on the creditworthiness of the client. To minimize this risk we assess the creditworthiness of the clients and monitor the margin level daily. Clients are required to deposit additional collateral, or reduce positions, when necessary.

        We also have market risk on the fees we earn that are based on the market value of assets in certain client accounts and for which ongoing fees or commissions are paid. We do not enter into derivatives or other similar financial instruments for trading or speculative purposes.

Interest Rate Risk

        We are exposed to risk associated with changes in interest rates. As of December 31, 2008, all of the outstanding debt under our senior secured credit facilities, $827.65 million, was subject to floating interest rate risk. To provide some protection against potential rate increases associated with our floating senior secured credit facilities, in January 2006 we entered into derivative instruments in the form of interest rate swap agreements covering a significant portion ($495.00 million) of our senior secured indebtedness. The interest rate swap agreements qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, any interest rate differential is reflected in an adjustment to interest expense over the lives of the interest rate swap agreements. While the unhedged portion of our senior secured debt is subject to increases in interest rates, we believe that this risk is offset with variable interest rates associated with client borrowings. At December 31, 2008, we had $332.65 million in unhedged senior secured borrowings, the variable cost of which is offset by variable interest income on $239.91 million of client borrowings. Because of this relationship, and our expectation for outstanding balances in the future, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes. For a discussion of such interest rate swap agreements, see Note 13 to our audited consolidated financial statements.

        We offer two primary cash sweep programs depending on account type: money market sweep vehicles involving multiple money market fund providers and our bank sweep programs. Our bank sweep programs use multiple non-affiliated banks to provide up to $1.00 million ($2.00 million joint) of FDIC insurance for client deposits custodied at the banks. While clients earn interest for balances on deposit in the bank sweep programs, we earn a fee. Our fees from the bank sweep programs are not based on prevailing interest rates, but may be adjusted in a declining interest rate environment or for other reasons. Changes in interest rates for the bank sweep programs are monitored by our Fee and Rate Setting Committee (the "FRS Committee"), which governs and approves any changes to our fees. By meeting promptly after interest rates change, or for other market or non-market reasons, the FRS Committee balances financial risk of the bank sweep programs with products that offer competitive client yields. However, as short-term interest rates hit lower levels, the FRS Committee may be compelled to lower fees. At December 31, 2008, the U.S. Federal Reserve effective federal funds rate was 0.10%. A change in short-term interest rates of 10 basis points, if accompanied by a commensurate change in fees for our cash sweep programs, could result in an increase or decrease in income before income taxes of $11.36 million on an annual basis (assuming that client balances at December 31, 2008 did not change). Actual impacts may be less, depending on interest rate levels, the significance of change, and the FRS Committee's strategy in responding to that change.

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

        In addition to various committees, we have written policies and procedures that govern the conduct of business by our financial advisors and employees, our relationship with clients and the terms and conditions of our relationships with product manufacturers. Our client and financial advisor policies address the extension of credit for client accounts, data and physical security, compliance with industry regulation and codes of ethics to govern employee and financial advisor conduct among other matters.

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

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

        Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

        As of December 31, 2008, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2008 was effective.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Change in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Set forth below is certain information concerning the individuals that currently serve as members of the Board, as well as the executive officers of LPLIH, as of December 31, 2008.

Name	Age	Position(1)
Mark S. Casady	48	Chief Executive Officer and Chairman of the Board
Jeffrey A. Goldstein	53	Director
Douglas M. Haines	41	Director
James S. Putnam	54	Director, Vice-Chairman of the Board
James S. Riepe	65	Director
Richard P. Schifter	56	Director
Jeffrey E. Stiefler	62	Director
Allen R. Thorpe	38	Director
Steven M. Black	52	Managing Director, Chief Risk Officer
Stephanie L. Brown	56	Managing Director, General Counsel
William E. Dwyer	51	Managing Director, President, Independent Advisor Services
Robert J. Moore	47	Managing Director, Chief Financial Officer
Esther M. Stearns	48	President and Chief Operating Officer

(1)
Directors are generally elected for a term of three years.

        The following information provides a brief description of the business experience of each director and executive officer.

Mark S. Casady—Chief Executive Officer and Chairman

        Mr. Casady has been our Chief Executive Officer and Chairman since December 2005. He joined us in 2002 as Chief Operating Officer, became our President in April 2003 and became our Chief Executive Officer, President and Chairman in December 2005. Before joining the firm in 2002, Mr. Casady was Managing Director, Mutual Fund Group for Deutsche Asset Management, Americas—formerly Scudder Investments. He joined Scudder in 1994 and held roles as Managing Director—Americas; Head of Global Mutual Fund Group; Head of Defined Contribution Services; and was a member of the Scudder, Stevens and Clark Board of Directors and Management Committee. Mr. Casady received his B.S. from Indiana University and his M.B.A. from DePaul University.

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

Douglas Marshall Haines—Director

        Mr. Marshall Haines has been a principal of TPG since 2004 and our director since December 2005. From 1993 to 2003 Mr. Haines was with Bain Capital. Mr. Haines received his bachelor's degree from the University of California at Berkeley and his M.B.A. from Harvard Business School. Mr. Haines also serves as a director of Fidelity National Information Services and Direct General.

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

Richard P. Schifter—Director

        Mr. Schifter has been a partner at TPG since 1994 and our director since October 2005. Prior to joining TPG, Mr. Schifter was a partner at the law firm of Arnold & Porter in Washington, D.C., where he specialized in bankruptcy law and corporate restructuring. Mr. Schifter joined Arnold & Porter in 1979 and was a partner from 1986 through 1994. Mr. Schifter is a member of the District of Columbia Bar and graduated cum laude from the University of Pennsylvania Law School in 1978. He received a B.A. with distinction from George Washington University in 1975. Mr. Schifter currently serves on the Boards of Directors of Midwest Air Group, Bristol Group, Ariel Reinsurance Company Ltd, and on the Board of Overseers of the University of Pennsylvania Law School. He is also a member of the Boards of Directors of the Washington Chapter of the American Jewish Committee, Youth, I.N.C., (Improving Non-profits for Children), and The Eco-Enterprise Fund of the Nature Conservancy.

Jeffrey E. Stiefler—Director

        Mr. Stiefler has been an independent consultant since February 2008. Before that, Mr. Stiefler was a Senior Vice-President of Intuit Corp. and President of Intuit's financial institutions division since February 2007, and our director since May 2006. Previously, Mr. Stiefler was Chairman, President and Chief Executive Officer of Digital Insight Corp. from 2003 to 2007. Mr. Stiefler currently serves as a Venture Partner for Emergence Capital Partners, a venture capital firm, an advisor for North Castle Partners, a private equity firm, Chairman of Touch Commerce, a technology outsourcing firm, Director of Taleo and Verifone and Advisor to BlingNation. Mr. Stiefler was Vice Chairman of Walker Digital Corporation from 2000 to 2001, President of Telephony@Work, a private technology company, from 2001 to 2002, and operating partner for McCown DeLeeuw & Company from 1995 to 2000, where he also served as Chairman or Chief Executive Officer for several service-outsourcing companies. Before that, he was President and Director of American Express Company. Mr. Stiefler received his B.A. from Williams College and an M.B.A. from Harvard Business School.

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

Stephanie L. Brown—Managing Director, General Counsel

        Ms. Brown joined us in 1989 and has been responsible for the Legal Department throughout her tenure. From 1989 to 2004 Ms. Brown was responsible as well for Compliance and Registration Departments. Prior to joining us, Ms. Brown was an associate attorney with the law firm of Kelley Drye & Warren in Washington, D.C., specializing in corporate and securities law. Ms. Brown received her B.A. degree cum laude from Bryn Mawr College and her J.D. from the Catholic University of America. Ms. Brown is a member of the District of Columbia and Commonwealth of Massachusetts Bars.

William E. Dwyer—Managing Director, President, Independent Advisor Services

        Mr. Dwyer joined us in 1992, became Managing Director, Branch Development in 2002, became Managing Director, National Sales in 2005 and became Managing Director, President of Independent Advisor Services in 2007. Mr. Dwyer has been responsible for setting strategic direction for the management, satisfaction, retention and recruitment of our independent advisors. Mr. Dwyer also serves on the Board of Big Brothers of Massachusetts Bay since 1999 and has held the position of Executive Vice Chairman since 2001. He received his B.A. from Boston College.

Robert J. Moore—Managing Director, Chief Financial Officer

        Mr. Moore joined us in 2008 as Managing Director and Chief Financial Officer. He is responsible for formulating financial policy and planning as well as ensuring the effectiveness of the financial functions within the firm. Prior to joining us, Mr. Moore served as Chief Executive Officer and Chief Financial Officer at ABN AMRO North America and LaSalle Bank Corporation. Before this role, Mr. Moore worked for Diageo PLC, Europe and Great Britain, in a number of finance management positions, ultimately serving as Chief Financial Officer. Mr. Moore has a Bachelor of Business Administration in finance from the University of Texas and a Master of Management in finance, marketing, and international business from Northwestern University. He attended the Harvard Business School Executive Management Program and is a Chartered Financial Analyst.

Esther M. Stearns—President and Chief Operating Officer

        Ms. Stearns joined us in 1996 as Chief Information Officer. In 2003, she became Chief Operating Officer, and she has been our President since March 2007. Ms. Stearns is responsible for management of our operations, delivery of service and technology to our advisors and business planning for strategic initiatives. Prior to joining us, she was Vice President of Information Systems at Charles Schwab & Co., Inc. Ms. Stearns worked at Charles Schwab since 1982 in operations as well as managed the surveillance, internal control and credit departments. She received her B.A. from the University of Chicago.

Audit Committee

        We maintain a separately-designated Audit Committee of our Board of Directors. The current members of the Audit Committee are Jeffrey A. Goldstein, Richard P. Schifter, and Jeffrey E. Stiefler. Jeffrey A. Goldstein serves as the Chairperson of the Audit Committee.

        As we are now privately held and controlled by our Majority Holders, we have not designated one or more of our Audit Committee members as an "audit committee financial expert" at this time.

Code of Ethics

        We adopted a Code of Ethics that applies to, among others, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics is available, free of charge, by writing to us at the following address:

LPL Investment Holdings Inc.
One Beacon Street, 22nd Floor
Boston, MA 02108

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms or written representations from certain reporting persons received by us with respect to fiscal 2008, we believe that our officers and directors and persons who own more than 10% of a registered class of our equity securities have complied with all applicable filing requirements, except for the following:

  •
  Mr. Stiefler filed a late Statement of Changes in Beneficial Ownership on Form 4 on March 19, 2008.

  •
  Mr. Riepe and Mr. Moore each filed late Initial Statements of Beneficial Ownership of Securities on Form 3 on March 24, 2008 and September 16, 2008, respectively.

  •
  Mr. Black, Ms. Brown, Mr. Dwyer, Mr. Maher, Ms. Stearns and Mr. Tuorto each filed late Statements of Changes in Beneficial Ownership on Form 4 on April 3, 2008.

  •
  Mr. Stiefler and Mr. Riepe each filed late Statements of Changes in Beneficial Ownership on Form 4 on May 23, 2008.

  •
  Mr. Stiefler and Mr. Riepe each filed late Statements of Changes in Beneficial Ownership on Form 4 on September 16, 2008.

  •
  Mr. Black, Ms. Brown, Mr. Dwyer, Mr. Maher and Ms. Stearns each filed late Statements of Changes in Beneficial Ownership on Form 4 on March 23, 2009.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Directors

        The following table sets forth the compensation for each of the non-management members of the Board received from us for service on the Board for the fiscal years ended December 31, 2008 and 2007.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(1)	Total ($)
Jeffrey Stiefler	2008	25,000	—	226,800	—	—	—	251,800
	2007	25,000	—	123,525	—	—	—	148,525
James S. Riepe	2008	25,000	—	189,000	—	—	—	214,000
	2007	—	—	—	—	—	—	—
Jeffrey A. Goldstein	2008	—	—	—	—	—	—	—
	2007	—	—	—	—	—	—	—
Douglas M. Haines	2008	—	—	—	—	—	—	—
	2007	—	—	—	—	—	—	—
James S. Putnam	2008	—	—	—	—	—	—	—
	2007	—	—	—	—	—	—	—
Richard P. Schifter	2008	—	—	—	—	—	—	—
	2007	—	—	—	—	—	—	—
Allen R. Thorpe	2008	—	—	—	—	—	—	—
	2007	—	—	—	—	—	—	—

        In addition to the payments disclosed in the table above, our directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board and committee meetings. None of our officers receives any compensation for serving as a director or as a member or chair of a committee of the Board.

Summary Executive Compensation Table

        The following table sets forth information concerning the total compensation for the fiscal years ended December 31, 2007 and 2008 for the persons who serve as the chief executive officer, chief financial officer, and the three most highly compensated executive officers of our company. These individuals are referred to as "named executive officers" in other parts of this Annual Report on Form 10-K.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value(4) and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mark S. Casady	2008	800,000	1,032,742	—	—	—	—	22,207	(3)	1,854,949
Chairman; CEO	2007	761,923	2,230,000	—	—	—	—	30,188	(4)	3,022,111
Robert J. Moore	2008	198,077	378,910	—	—	—	—	27,236	(5)	604,223
Managing Director; CFO	2007	—	—	—	—	—	—	—		—
C. William Maher(15)	2008	400,000	550,000	—	—	—	—	21,559	(6)	971,559
Managing Director; CFO	2007	375,000	550,000	—	—	—	—	19,540	(7)	944,540
Steven M. Black	2008	415,000	288,750	—	—	—	—	12,264	(8)	716,014
Managing Director;	2007	415,000	575,000	—	—	—	—	19,476	(9)	1,009,476
Chief Risk Officer
William E. Dwyer(11)	2008	450,000	243,134	—	—	—	—	19,644	(10)	712,778
Managing Director	2007	408,500	600,000	—	—	—	—	129,567	(12)	1,138,067
President, IAS
Esther M. Stearns	2008	531,250	497,846	—	—	—	—	13,662	(13)	1,042,758
President; COO	2007	425,000	1,075,000	—	—	—	—	18,387	(14)	1,518,387

(1)
Includes the dollar value of base salary earned by executive officer.

(2)
Includes the dollar value of bonus earned by executive officer.

(3)
Includes $11,500 of employer's contributions to employee's 401(k) plan, $9,815 relating to automobile lease payments and related expenses and $892 in securities commissions.

(4)
Includes $18,750 of employer's contributions to employee's 401(k) plan, $5,051 relating to automobile lease payments and related expenses and $6,387 in securities commissions.

(5)
Includes $26,891 of taxable relocation expenses and $345 relating to automobile lease payments and related expenses.

(6)
Includes $7,750 of employer's contributions to employee's 401(k) plan, $3,648 relating to automobile lease payments and related expenses and $10,161 taxable fringe benefits for caretaker assistance.

(7)
Includes $15,250 of employer's contributions to employee's 401(k) plan and $4,290 relating to automobile lease payments and related expenses.

(8)
Includes $10,250 of employer's contributions to employee's 401(k) plan and $2,014 in securities commissions.

(9)
Includes $19,050 of employer's contributions to employee's 401(k) plan and $426 in securities commissions.

(10)
Includes $8,731 of employer's contributions to employee's 401(k) plan, $10,242 relating to automobile lease payments and related expenses and $671 in securities commissions.

(11)
Mr. Dwyer acquired, during fiscal years 2008 and 2007, 25,200 and 26,000 shares of our common stock, respectively, in connection with the exercise of options awarded in prior fiscal years. See "Options Exercised and Stock Vested."

(12)
Includes $18,750 of employer's contributions to employee's 401(k) plan, $10,242 relating to automobile lease payments and related expenses, $100,000 for relocation payment and $575 in securities commissions.

(13)
Includes $7,750 of employer's contributions to employee's 401(k) plan, $3,136 relating to automobile lease payments and related expenses, $2,620 for medical taxable fringe benefits and $156 in securities commissions.

(14)
Includes $15,250 of employer's contributions to employee's 401(k) plan, $2,954 relating to automobile lease payments and related expenses, and $183 in securities commissions.

(15)
Mr. Maher resigned from his position as Chief Financial Officer in September 2008.

Compensation Discussion and Analysis

        The executive compensation program for the named executive officers of LPLIH generally is designed to closely align the interests of our senior managers and other personnel with those of our shareholders on both a short-term and long-term basis, and to attract and retain key executives critical to our success. That alignment has been achieved principally by ensuring that a significant portion of compensation is directly related to our stock performance. We believe that this philosophy of seeking to align the interests of our senior managers and other personnel with those of shareholders has been a key contributor to the growth and successful performance of our firm.

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

        Effective January 1, 2009, we suspended the employer match described above.

        Long-Term Equity Incentive Program.    We grant stock options periodically to our senior executive group as well as to other key managerial and professional employees under our 2005 Stock Option Plan for Non-Qualified Stock Options, our 2005 Stock Option Plan for Incentive Stock Options (collectively, our "2005 Option Plans") and our 2008 Stock Option Plan together with the 2005 Option Plans, the "Option Plans." Stock options entitle the holder to purchase during a specified time period a fixed number of shares of our common stock at a set price.

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
James S. Riepe
Allen R. Thorpe
Mark S. Casady, ex officio member

Outstanding Equity Awards at Fiscal Year-End

        The following table shows information relating to unexercised options and restricted stock that has not vested and equity incentive plan awards for each named executive officer as of the end of the fiscal year ended December 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark S. Casady	2,003,650	—	—	1.88	5/2/2013	—	—	—	—
	500,910	—	—	1.35	11/30/2013	—	—	—	—
	1,402,560	—	—	1.49	5/31/2014	—	—	—	—
Robert J. Moore	—	120,000	—	26.33	9/9/2018	—	—	—	—
C. William Maher	220,290	—	—	2.38	6/1/2015	—	—	—	—
	1,000	—	—	18.89	2/16/2017	—	—	—	—
Steven M. Black	1,335,840	—	—	1.88	5/2/2013	—	—	—	—
	641,210	—	—	1.49	5/31/2014	—	—	—	—
	—	10,000	—	27.80	2/5/2018	—	—	—	—
William E. Dwyer	23,000	—	—	1.07	12/14/2009	—	—	—	—
	13,360	—	—	2.07	1/15/2012	—	—	—	—
	554,380	—	—	1.88	5/2/2013	—	—	—	—
	267,160	—	—	1.35	11/30/2013	—	—	—	—
	667,920	—	—	1.49	5/31/2014	—	—	—	—
	—	35,000	—	27.80	2/5/2018	—	—	—	—
Esther M. Stearns	2,003,760	—	—	1.88	5/2/2013	—	—	—	—
	—	80,000	—	27.80	2/5/2018	—	—	—	—

Options Exercised and Stock Vested

        The following table sets forth the options exercised and stock vested during the year ended December 31, 2008 relating to the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mark S. Casady	—	—	—	—
Robert J. Moore	—	—	—	—
C. William Maher	100	1,566	—	—
Steven M. Black	—	—	—	—
William E. Dwyer	25,200	427,644	—	—
Esther M. Stearns	500	8,485	—	—

(1)
Amount is based on a value of $18.04 per share, which we believe is the fair market value as of December 31, 2008.

Pension Benefits

        We do not have any qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation

        In 2008, we adopted our 2008 Deferred Compensation Plan (the "Deferred Compensation Plan").

        Purpose.    The purpose of the Deferred Compensation Plan is to permit employees and former employees of LPLIH and its subsidiaries that hold stock options issued under the 2005 Option Plans that expire in 2009 or 2010 to exchange their options for stock units under the Deferred Compensation Plan that are paid out at a later date in the form of shares of our common stock.

        Administration.    The Deferred Compensation Plan is administered by the Board, or such other committee as may be appointed by the Board to administer the Deferred Compensation Plan (the "Administrator"). The Administrator has all powers necessary to administer the Deferred Compensation Plan, including discretionary authority to determine eligibility for benefits and to decide claims under the Deferred Compensation Plan.

        Eligibility.    Current and former employees of LPLIH and its subsidiaries that hold stock options under the 2005 Option Plans that will expire in 2009 or 2010 (the "Expiring Options") were able to make a one-time election to participate in the Deferred Compensation Plan.

        Compensation Eligible for Deferral under the Plan.    Participants elected to cancel their Expiring Options in exchange for stock units held in an account under the Deferred Compensation Plan. Each stock unit is a bookkeeping entry of which one stock unit is the economic equivalent of one share of our common stock.

        Accounts Maintained under the Deferred Compensation Plan.    The Administrator created an account on each participant's behalf to which the participant's initial balance will be credited, which will then be converted into stock units. A participant's initial balance was an amount equal to the fair market value on December 31, 2008 of the shares underlying the stock options the participant has elected to defer, less the aggregate exercise price of these options. The initial number of stock units in a participant's account equals his or her initial balance divided by the fair market value of a share of our common stock on December 31, 2008.

        A participant's account will be adjusted if cash dividends are paid on our common stock while the participant is a current employee of LPLIH or its subsidiaries by crediting the account with an amount equal to the cash dividend paid, multiplied by the number of stock units in the account on the day the cash dividend is paid. The amount credited to the account will then be converted into stock units, calculated by dividing the aggregate amount credited to the account by the fair market value of a share of our common stock on the date the dividend is paid. Fair market value is determined by the Board in good faith.

        Elections to Participate in the Plan Cannot be Modified or Revoked.    A participant's election to exchange his or her Expiring Options for deferred compensation is not revocable and cannot be modified. In addition, for those participants that have made an election, they cannot exercise the Expiring Options with respect to which the election was made.

        Distribution of Account Balances.    A participant's account balance will be distributed at the earliest to occur of: (a) the participant's death; (b) the participant's disability; (c) a change in control of LPLIH, or (d) a date in 2012 to be determined by the Board. A "change in control" will occur if, for example, a person (or persons acting as a group) acquires more than 50% of the stock of LPLIH or substantially all of LPLIH's assets are sold. A "change in control" does not include an initial public offering of common stock of LPLIH. With respect to payments made under (a), (b) and (c) above, the payments will be made within 90 days of the event that triggers distribution. With respect to payments made under (d) above, the payments will be made by December 31, 2012. Distributions will be made in the form of whole shares of common stock equal to the number of stock units allocated to the participant's account (rounded to the nearest whole number).

        Vesting.    Participants are 100% vested in their accounts. However, if a participant is terminated for cause, the participant's entire account will be forfeited.

        Amendment and Termination.    The Administrator can amend or terminate the Deferred Compensation Plan for any purpose, at any time, provided that the Administrator obtains the consent of participants for any amendments to the Deferred Compensation Plan that materially and adversely affect the rights of the participants under the Deferred Compensation Plan.

        Our Obligation under the Plan.    Our obligation to distribute shares in satisfaction of a participant's benefit under the Deferred Compensation Plan is contractual only.

        The following table shares information relating to non-qualified deferred compensation stock units for each named executive officer as of the end of the fiscal year December 31, 2008:

	Nonqualified Deferred Compensation
	For the Year Ended December 31, 2008
Name	Executive Contributions	Company Contributions	Aggregate Earnings	Aggregate Distributions	Aggregate Balance 12/31/08
Mark S. Casady	—	—	—	—	—
Chairman; CEO
Robert J. Moore	—	—	—	—	—
Managing Director; CFO
C. William Maher	—	—	—	—	—
Managing Director; CFO
Steven M. Black	7,368,374	—	—	—	7,368,374
Managing Director; Chief Risk Officer
William E. Dwyer	1,716,516	—	—	—	1,716,516
Managing Director President, IAS
Esther M. Stearns	11,327,645	—	—	—	11,327,645
President; COO

Potential Payments upon Termination or Change-in-Control

        The following table presents, for each named executive officer, the potential post-employment payments upon a termination or change in control and assumes that the triggering event took place on December 31, 2008. Set forth below the table is a description of certain post-employment arrangements with our named executive officers, including the severance benefits and change-in-control benefits to which they would be entitled under their employment agreements.

Named Executive Officer	Benefit	Without Cause or For Good Reason ($)	Death and Disability ($)	Change-in- Control ($)(7)
Mark S. Casady	Severance(1)	3,973,846	—	—
	Bonus(2)	—	1,225,000	—
	Stock Options(3)	63,951,540	63,951,540	63,951,540
	COBRA Reimbursement(4)	18,969	18,969	—
Robert J. Moore(5)	Severance	—	—	—
	Bonus	1,350,000	1,350,000	—
	Stock Options(3)	—	—	—
	COBRA Reimbursement	—	—	—
C. William Maher(6)	Severance(1)	1,900,000	—	—
	Bonus(2)	—	550,000	—
	Stock Options(3)	3,449,741	3,449,741	3,449,741
	COBRA Reimbursement(4)	13,103	13,103	—
Steven M. Black	Severance(1)	2,017,000	—	—
	Bonus(2)	—	600,000	—
	Stock Options(3)	32,199,200	32,199,200	32,199,200
	COBRA Reimbursement(4)	11,159	11,159	—
William E. Dwyer	Severance(1)	1,867,000	—	—
	Bonus(2)	—	525,000	—
	Stock Options(3)	25,075,426	25,075,426	25,075,426
	COBRA Reimbursement(4)	17,841	17,841	—
Esther M. Stearns	Severance(1)	2,050,000	—	—
	Bonus(2)	—	600,000	—
	Stock Options(3)	32,380,762	32,380,762	32,380,762
	COBRA Reimbursement(4)	15,275	15,275	—

(1)
Represents payment under employment agreements of a severance multiplier of two times the executive officer's base salary and target bonus for the year of termination.

(2)
Represents payment under employment agreements of target bonus for the year of termination.

(3)
Represents exercise by executive of all vested stock options upon termination without cause or for good reason or in case of termination for death or disability and of all vested and unvested stock options upon change-in-control. See "—Stock Options." Amounts are based on a value of $18.04 per share, which we believe is the fair market value as of December 31, 2008.

(4)
Represents lump sum payment under employment agreements equal to the costs of COBRA coverage for the executive officer and his or her family for a one-year period.

(5)
Mr. Moore does not have an employment agreement, but is guaranteed a bonus for 2009 and 2010 pursuant to his offer letter, as amended.

(6)
Mr. Maher resigned from his position as Chief Financial Officer in September 2008, and is currently receiving the post-employment payments and benefits described in the above table pursuant to his employment agreement, as amended.

(7)
If the executive's employment with us is terminated without cause or for good reason in connection with a change-in-control, he or she would also be eligible for the payments under the column titled "Without Cause or For Good Reason."

Termination without Cause or for Good Reason

        In accordance with the employment agreements with certain of our named executive officers, all compensation and benefits shall terminate on the date of employment termination, except that if the executive officer is terminated without cause or terminates his or her employment for "good reason" (definition of which includes the occurrence of a "change-in-control" event), then we must pay the executive officer, subject to such executive officer's compliance with post-termination obligations relating to confidentiality, intellectual property and non-competition (see "—Employment Agreements—Employment Arrangements with Named Executive Officers—Intellectual Property, Confidentiality and Non-Compete Clauses"), an amount equal to (1) the severance multiplier times the executive officer's base salary and target bonus for the year of termination and (2) any and all accrued and but unpaid compensation (including prorated portion of the executive officer's target bonus for the year of termination). The severance multiplier may be 1, 1.5 or 2, depending on circumstances set forth therein. For two years following termination without cause or for good reason, the executive officer will be eligible to continue participation under our group life, health, dental and vision plans in which the executive officer was participating immediately prior to the date of termination.

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

        "Change-in-control" under the employment agreements, subject to certain exceptions, means the consummation of:

  •
  any consolidation or merger of LPLIH with or into any other person, or any other similar transaction, whether or not we are a party thereto, in which our stockholders immediately prior to such transaction own directly or indirectly capital stock either (1) representing less than 50% of the equity interests or voting power of LPLIH or the surviving entity or (2) that does not have directly or indirectly have the power to elect a majority of the entire Board or other similar governing body;

  •
  any transaction or series of transactions, whether or not we are a party thereto, after giving effect to which in excess of 50% is owned directly or indirectly by any person other than us and our affiliates; or

  •
  a sale or disposition of all of our assets.

Termination Other than For Good Reason

        Upon voluntary resignation other than for good reason the executive officer is entitled to accrued compensation, but not including a prorated portion of current year target bonus. The executive officer is in that case subject to a non-competition period of one year only. Subject to such executive officer's continuous compliance with post-termination obligations relating to confidentiality, intellectual property and non-competition (see "—Employment Agreements—Employment Arrangements with Named Executive Officers—Intellectual Property, Confidentiality and Non-Compete Clauses"), at the election of the Board, the executive may be entitled to receive the same benefits as if the executive were terminated without cause or for good reason, except that the severance multiplier would be one, and the executive would be subject to a non-competition period of two years.

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

Stock Options

        In accordance with the named executive officers' option agreements, unless otherwise agreed to by LPLIH, unvested stock options are cancelled upon termination of employment. Unless the named executive officer is terminated for cause, vested options will be exercisable for (1) two years following termination of employment by reason of retirement, but not later than the option expiration date, (2) 12 months following death or disability, in each case, not later than the option expiration date and (3) 90 days following termination in other cases, but not later than the option expiration date.

        Prior to an initial public offering of LPLIH, upon termination of the executive officer's employment, we will have the right to purchase his or her equity interests at then fair market value.

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

        All stock options held by named executive officers as of December 31, 2008 were originally granted under our 2005 Option Plans and our 2008 Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

        During 2008, the members of our Compensation Committee were Douglas M. Haines, James S. Riepe, Allen Thorpe and Mark Casady (ex officio member). Mr. Casady is our Chairman and Chief Executive Officer.

Employment Agreements

        In connection with the consummation of the Transaction, we entered into definitive employment agreements with certain members of senior management including the Messrs. Casady, Maher, Black and Dwyer and Ms. Stearns. These agreements have an initial term of three years and automatically renew for subsequent one-year terms unless we provide written notice within 90 days prior to the completion of the then-current term.

        The employment agreements required us to adopt option plans under which our employees are eligible to receive awards of stock options for our common stock. See "—Stock Incentive Plans."

        In addition to the terms of the employment agreements set forth below, Mark Casady agreed to serve on the Board and, until an initial public offering, shall be the chairman of the Board.

Employment Arrangements with Named Executive Officers

  Base Salaries

        The employment arrangements provide that Messrs. Casady, Moore, Maher, Black, Dwyer, and Ms. Stearns receive an annual base salary of no less than $800,000, $600,000, $400,000, $415,000, $450,000 and $531,250, respectively. The agreements provide that each such executive officer is entitled to participate in the bonus plan that we may establish from time to time and in our stock incentive plans.

  Intellectual Property, Confidentiality and Non-Compete Clauses

        The employment agreements with each of Messrs. Casady, Maher, Black, Dwyer, and Ms. Stearns require each of them to promptly disclose and assign any individual rights that he may have in any intellectual property (including inventions, concepts, designs, business opportunities, formulas, etc.) to us. The executive officers must also maintain confidentiality of all information that is confidential and proprietary to us, with usual exceptions. Under a non-compete provision, they are prohibited from engaging in certain conduct for a period of two years following termination of the employment agreement for any reason, except in the event of a termination as a result of which the executive officer is entitled to a certain level of severance payment (i.e., severance multiplier of 1.5), in which case the executive officer would be prohibited from engaging in such certain conduct for a period of 18 months. During this time, these executive officers are not permitted to engage or participate in, directly or indirectly, any business or entity which is competitive with us and will refrain from soliciting existing and prospective customers, targets, suppliers, financial advisers or employees to terminate their relationship with us and from luring or contracting with employees or brokers and financial advisers.

  Severance and Change-in-Control Payments

        Under the terms of our employment agreements with Messrs. Casady, Maher, Black, Dwyer, and Ms. Stearns, we may be obligated to make severance payments following the termination of their employment. These benefits are described above under "—Potential Payments upon Termination or Change-in-Control."

        In the event that any payments to which Messrs. Casady, Maher, Black and Dwyer, and Ms. Stearns become entitled would be deemed to constitute "parachute payments" within the meaning of Section 280G of the Internal Revenue Code, then such payments that would have been payable during the six months following of termination of employment with us and would otherwise be considered "parachute payments" if paid during that period shall be paid in a lump sum on the business day after the date that is the earlier of (1) six months following the date of termination and (2) such time as otherwise permitted by law that would not result in additional taxation and penalties as a "parachute payment." We, however, have no obligation to grant the executive officer any "gross-up" or other "make-whole" compensation for any tax imposed on payments made to the executive officers, including "parachute payments."

        Mr. Maher resigned from his position as Chief Financial Officer in September 2008, and as disclosed above in "—Potential Payments upon Termination or Change-in-Control," is currently receiving post-employment payments and benefits pursuant to his employment agreement, as amended.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 1, 2009 by (i) each beneficial owner of more than five percent of our outstanding common stock and (ii) each of our current directors and named executive officers. Unless otherwise indicated, the address for each of the individuals listed below is: c/o LPL Investment Holdings Inc., One Beacon Street, Floor 22, Boston, MA 02108.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock(5) (#)	Percentage of Common Stock (%)
Hellman & Friedman LLC(1)(2)	34,210,185.10	39.5%
TPG Partners, IV, L.P.(1)(4)	34,210,185.10	39.5
Mark S. Casady(1)	3,907,120.00	4.5
C. William Maher(1)	221,390	0.3
Robert J. Moore(1)	—	—
Steven M. Black(1)	1,979,050.00	2.3
William E. Dwyer(1)	1,765,936.40	2.0
Esther M. Stearns(1)	2,020,260.00	2.3
Jeffrey A. Goldstein(3)	—	—
Douglas M. Haines(4)	—	—
James S. Putnam(1)	486,969.50	0.6
Richard P. Schifter(4)	—	—
Jeffrey E. Stiefler	92,942.00	0.1
James S. Riepe	37,471.00	0.0
Allen R. Thorpe(3)	—	—
All directors and executive officers as a group (17 persons)	80,316,013.90	92.8%

(1)
Parties to our stockholders' agreement. See "Certain Relationship and Related Transaction—Stockholders' Agreement."

(2)
Hellman & Friedman Capital Partners V, L.P., Hellman & Friedman Capital Partners V (Parallel), L.P. and Hellman & Friedman Capital Associates V, L.P. are parties to our stockholders' agreement.

(3)
Common stock beneficially owned through the funds Hellman & Friedman Capital Partners V, L.P., Hellman & Friedman Capital Partners V (Parallel), L.P. and Hellman & Friedman Capital Associates V, LLC. The address for each of these funds is c/o Hellman & Friedman LLC, One Maritime Plaza, 12th Fl., San Francisco, CA 94111. Hellman & Friedman Investors V, LLC is the sole general partner of Hellman & Friedman Capital Partners V, L.P. and Hellman & Friedman Capital Partners V (Parallel), L.P. Hellman & Friedman LLC is the sole managing member of each of Hellman & Friedman Investors V, LLC and Hellman & Friedman Capital Associates V, LLC. The shares of LPLIH are owned of record by Hellman & Friedman Capital Partners V, L.P., which owns 30,077,594.70 shares, Hellman & Friedman Capital Partners V (Parallel), L.P., which owns 4,115,485.30 shares, and Hellman & Friedman Capital Associates V, LLC, which owns 17,105.10 shares. An investment committee of Hellman & Friedman LLC, acting by majority vote, has sole voting and dispositive control over the shares of LPLIH. The investment committee is comprised of F. Warren Hellman, Brian M. Powers, Philip U. Hammarskjold, Patrick J. Healy and Thomas F. Steyer; provided, however, that Mr. Steyer has no authority or voting rights with respect to investment committee decisions relating to LPLIH. Messrs. Goldstein and Thorpe serve as Managing Directors of Hellman & Friedman LLC, but neither of them serve on the investment committee. Each of the members of the investment committee, as well as Messrs. Goldstein and Thorpe, disclaim beneficial ownership of the shares in LPLIH, except to the extent of their respective pecuniary interest therein.

(4)
The address for TPG Partners IV, L.P. ("TPG Partners IV"), Douglas M. Haines and Richard P. Schifter is c/o TPG, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. TPG Advisors IV, Inc. ("Advisors IV") is the general partner of TPG GenPar IV, L.P. which is the general partner of TPG Partners IV. David Bonderman and James G. Coulter are the sole shareholders of Advisors IV and therefore are the beneficial owners of the shares owned by TPG Partners IV, possessing sole voting and dispositive power with respect to such shares.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

        We have not adopted any formal policies or procedures for the review, approval or ratification of certain related-party transactions that may be required to be reported under the SEC disclosure rules. Such transactions, if and when they are proposed or have occurred, have traditionally been (and will continue to be) reviewed by our Audit Committee (other than the committee members involved, if any) on a case-by-case basis.

Management Agreements

        We and certain members of senior management have entered into employment agreements. Certain of these terms and conditions are more fully described in "Executive Compensation—Employment Arrangements."

Stockholders' Agreement

        On December 28, 2005, we, the Majority Holders, the founders and those executives who entered into employment agreements entered into a stockholders' agreement that contain the following provisions among others:

  •
  a right to designate a certain number of directors to the Board and the board of directors of our subsidiaries. Of the current eight members of each of the boards, the Majority Holders initially had the right to designate four of the directors. The Majority Holders also have the right to designate one independent director after consultation with our chief executive officer, if the selection is reasonably acceptable to the founders;

  •
  certain limitations on transfers of common stock prior to the earlier to occur of (i) December 28, 2009 and (ii) the occurrence of an initial public offering, and in the case of all transfers, the transferee will be required to become a party to the stockholders' agreement and the transferred shares will continue to be subject to the restrictions and provisions thereunder;

  •
  the right of LPLIH to repurchase shares of common stock if the holder's employment or service relationship with LPLIH is terminated;

  •
  the right of a holder of common stock to require LPLIH to purchase shares if the holder's employment is terminated as a result of death, disability or retirement following the age of 65;

  •
  from and after December 28, 2009 and prior to an initial public offering, LPLIH's right of first refusal over any shares of common stock proposed to be transferred by a holder to a third party other than a permitted transferee;

  •
  the ability of holders of common stock to "tag-along" their shares of common stock to sales by the Majority Holders on a pro-rata basis (the founders' "tag-along" right provides for the ability to "tag-along" a number of shares equal to two times their pro-rata share of the shares being sold);

  •
  the ability of the Majority Holders to "drag-along" common stock under certain circumstances;

  •
  customary demand registration rights for the Majority Holders and founders and piggyback registration rights for the holders of common stock (the founders' piggyback registration right provides for the ability to register a number of shares equal to two times their pro-rata share of all of the shares being registered);

  •
  the restriction on LPLIH to, prior to an initial public offering, enter into any transaction with, or for the benefit of, any of its affiliates involving an aggregate consideration in excess of $2 million, unless approved by a majority of the independent members of the Board;

  •
  restrictions on dividends, redemptions and repurchases with respect to common stock prior to an initial public offering subject to certain exceptions; and

  •
  a preemptive right of the holders of common stock to purchase a pro-rata portion of any new securities we offer.

Other Arrangements

        As of December 31, 2008, we had the aggregate principal amount of $3.17 million in loans outstanding to employees. Interest on these loans is typically accrued monthly at the minimum federal rate prescribed by the Internal Revenue Service. Portions (and, in some cases all) of these loans may be forgiven based on the achievement of performance objectives or tenure of employment.

        AlixPartners, LLP ("AlixPartners"), a company majority-owned by one of our Majority Holders, provides LPL Financial with consulting services pursuant to an agreement for interim management and consulting services dated August 21, 2007. LPL Financial paid $4.17 million and $0.91 million to AlixPartners during the years ended December 31, 2008 and 2007, respectively, and an additional $0.15 million and $0.76 million was included in accounts payable and accrued liabilities in our accompanying consolidated statements of financial condition as of December 31, 2008 and 2007, respectively, for annual fees under such agreement.

        Artisan Partners Limited Partnership ("Artisan"), a company majority-owned by one of our Majority Holders, pays fees to LPL Financial in exchange for product distribution and record-keeping services. During the years ended December 31, 2008 and 2007, LPL Financial earned $1.57 million and $1.92 million, respectively, in fees from Artisan. Additionally, as of December 31, 2008 and 2007, Artisan owed LPL Financial $0.27 million and $0.48 million, respectively, which is included in receivables from product sponsors, broker-dealers and clearing organizations in our accompanying consolidated statements of financial condition.

        On March 14, 2008, a trust affiliated with our director, Jeffrey Stiefler, acquired 71,942 shares of our common stock, at a price per share of $27.80. On March 14, 2008, our director, James Riepe, and an affiliated trust each acquired 35,971 shares of our common stock, at a price per share of $27.80.

Director Independence

        Except for Mr. Casady, who is currently employed by us, all of our directors are independent under the listing standards of the New York Stock Exchange.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors' Fees

        Aggregate fees for professional services rendered to LPLIH by Deloitte & Touche LLP as of, and for, the years ended December 31, 2008 and 2007 were as follows:

Type of Services	2008	2007
Audit Fees(1)	$2,739,800	$3,137,300
Audit Related Fees(2)	488,786	1,670,210
Tax Fees(3)	360,780	367,000
All Other Fees(4)	—	303,017

Total	$3,589,366	$5,477,527

(1)
Audit Fees. These fees include services performed by Deloitte & Touche LLP in connection with the audit of our annual financial statements included in our annual filing on Form 10-K; the review of our interim financial statements as included in our quarterly reports on Form 10-Q; and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements. The 2007 column includes amounts billed in 2008 related to 2007 audit fees.

(2)
Audit-Related Fees. These fees are for services provided by Deloitte & Touche LLP such as accounting consultations, plan audits and any other audit and attestation services not required by applicable law.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  Financial Statements

        Our financial statements appearing on pages F-1 through F-41 are incorporated herein by reference.

  (b)
  Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of LPL Investment Holdings Inc.(1)
3.2	Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc., dated December 20, 2005(1)
3.3	Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc., dated March 10, 2006(1)
3.4	Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc., dated December 26, 2007(4)
3.5	Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc., dated March 31, 2008.(5)
3.6	Amended and Restated Bylaws of LPL Investment Holdings Inc.(6)
4.1	Indenture, dated December 28, 2005, between LPL Holdings, Inc., each of the Guarantors party thereto and Wells Fargo Bank, N.A., as trustee(1)
4.2.	First Supplemental Indenture, dated as of May 10, 2006, among LPL Holdings, Inc., LPL Investment Holdings Inc., the other Guarantors party thereto and Wells Fargo Bank, N.A., as trustee(1)
4.3	Form of Stock Bonus Agreement under the Fourth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan(1)
4.4	Fifth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan(9)
4.5	LPL Investment Holdings Inc. Advisor Incentive Plan(7)
10.1	2005 Stock Option Plan for Incentive Stock Options(1)
10.2	2005 Stock Option Plan for Non-Qualified Stock Options(1)
10.3	Executive Employment Agreement between Mark S. Casady and LPL Holdings, Inc., dated December 28, 2005(1)
10.4	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and Mark S. Casady, dated December 28, 2005(1)
10.5	Executive Employment Agreement between Esther M. Stearns and LPL Holdings, Inc., dated December 28, 2005(1)
10.6	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and Esther M. Stearns, dated December 28, 2005(1)
10.7	Executive Employment Agreement between C. William Maher and LPL Holdings, Inc., dated December 28, 2005(1)
10.8	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and C. William Maher, dated December 28, 2005(1)
10.9	Executive Employment Agreement between William E. Dwyer III and LPL Holdings, Inc., dated December 28, 2005(1)
10.10	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and William E. Dwyer III, dated December 28, 2005(1)
10.11	Executive Employment Agreement between Steven M. Black and LPL Holdings, Inc., dated December 28, 2005(1)
10.12	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and Steven M. Black, dated December 28, 2005(1)

Exhibit No.	Description of Exhibit
10.13	Services Agreement between Linsco/Private Ledger Corp. and GPA Group, Inc., dated October 27, 2005(2)
10.14	Stockholders' Agreement, dated December 28, 2005, among LPLIH Investment Holdings Inc., LPL Holdings, Inc. and other stockholders party thereto(2)
10.15	LPL Investment Holdings Inc. 2008 Stock Option Plan(3)
10.16	Second Amended and Restated Credit Agreement, dated as of June 18, 2007, by and among LPL Investment Holdings Inc., LPL Holdings, Inc., Goldman Sachs Credit Partners L.P., as sole lead arranger, sole bookrunner and syndication agent, and the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc. as administrative agent, and Morgan Stanley & Co. as collateral agent.(1)
10.17	2008 Nonqualified Deferred Compensation Plan(8)
21.1	List of Subsidiaries of LPL Investment Holdings Inc.
23.1	Independent Registered Public Accounting Firm's Consent
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Included in Registration Statement on Form 10 of the Company filed on April 30, 2007.

(2)
Included in Amendment No. 1 to Registration Statement on Form 10 of the Company filed on July 10, 2007.

(3)
Included in Current Report on Form 8-K filed on February 21, 2008.

(4)
Included in Current Report on Form 8-K filed on January 4, 2008.

(5)
Included in Annual Report on Form 10-K filed on March 31, 2008.

(6)
Included in Current Report on Form 8-K filed on June 3, 2008.

(7)
Included in Registration Statement on Form S-8 filed on June 5, 2008.

(8)
Included in Current Report on Form 8-K filed on November 25, 2008.

(9)
Included in Current Report on Form 8-K filed on December 18, 2008.

SIGNATURE

        Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LPL INVESTMENT HOLDINGS INC.
	By:	/s/ MARK S. CASADY Mark S. Casady Chief Executive Officer and Chairman
Dated: March 24, 2009

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK S. CASADY Mark S. Casady	Chief Executive Officer and Chairman	3/24/09
/s/ ROBERT J. MOORE Robert J. Moore	Chief Financial Officer	3/24/09
/s/ JEFFREY R. BUCHHEISTER Jeffrey R. Buchheister	Chief Accounting Officer	3/24/09
/s/ JEFFREY A. GOLDSTEIN Jeffrey A. Goldstein	Director	3/24/09
/s/ DOUGLAS M. HAINES Douglas M. Haines	Director	3/24/09
/s/ JAMES S. PUTNAM James S. Putnam	Director, Vice-Chairman	3/24/09
/s/ JAMES S. RIEPE James S. Riepe	Director	3/24/09
/s/ RICHARD P. SCHIFTER Richard P. Schifter	Director	3/24/09
/s/ JEFFREY E. STIELFER Jeffrey E. Stielfer	Director	3/24/09
/s/ ALLEN R. THORPE Allen R. Thorpe	Director	3/24/09

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of LPL Investment Holdings Inc.(1)
3.2	Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc., dated December 20, 2005(1)
3.3	Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc., dated March 10, 2006(1)
3.4	Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc., dated December 26, 2007(4)
3.5	Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc., dated March 31, 2008.(5)
3.6	Amended and Restated Bylaws of LPL Investment Holdings Inc.(6)
4.1	Indenture, dated December 28, 2005, between LPL Holdings, Inc., each of the Guarantors party thereto and Wells Fargo Bank, N.A., as trustee(1)
4.2.	First Supplemental Indenture, dated as of May 10, 2006, among LPL Holdings, Inc., LPL Investment Holdings Inc., the other Guarantors party thereto and Wells Fargo Bank, N.A., as trustee(1)
4.3	Form of Stock Bonus Agreement under the Fourth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan(1)
4.4	Fifth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan(9)
4.5	LPL Investment Holdings Inc. Advisor Incentive Plan(7)
10.1	2005 Stock Option Plan for Incentive Stock Options(1)
10.2	2005 Stock Option Plan for Non-Qualified Stock Options(1)
10.3	Executive Employment Agreement between Mark S. Casady and LPL Holdings, Inc., dated December 28, 2005(1)
10.4	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and Mark S. Casady, dated December 28, 2005(1)
10.5	Executive Employment Agreement between Esther M. Stearns and LPL Holdings, Inc., dated December 28, 2005(1)
10.6	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and Esther M. Stearns, dated December 28, 2005(1)
10.7	Executive Employment Agreement between C. William Maher and LPL Holdings, Inc., dated December 28, 2005(1)
10.8	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and C. William Maher, dated December 28, 2005(1)
10.9	Executive Employment Agreement between William E. Dwyer III and LPL Holdings, Inc., dated December 28, 2005(1)
10.10	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and William E. Dwyer III, dated December 28, 2005(1)
10.11	Executive Employment Agreement between Steven M. Black and LPL Holdings, Inc., dated December 28, 2005(1)
10.12	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and Steven M. Black, dated December 28, 2005(1)
10.13	Services Agreement between Linsco/Private Ledger Corp. and GPA Group, Inc., dated October 27, 2005(2)
10.14	Stockholders' Agreement, dated December 28, 2005, among LPLIH Investment Holdings Inc., LPL Holdings, Inc. and other stockholders party thereto(2)
10.15	LPL Investment Holdings Inc. 2008 Stock Option Plan(3)

Exhibit No.	Description of Exhibit
10.16	Second Amended and Restated Credit Agreement, dated as of June 18, 2007, by and among LPL Investment Holdings Inc., LPL Holdings, Inc., Goldman Sachs Credit Partners L.P., as sole lead arranger, sole bookrunner and syndication agent, and the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc. as administrative agent, and Morgan Stanley & Co. as collateral agent.(1)
10.17	2008 Nonqualified Deferred Compensation Plan(8)
21.1	List of Subsidiaries of LPL Investment Holdings Inc.
23.1	Independent Registered Public Accounting Firm's Consent
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Included in Registration Statement on Form 10 of the Company filed on April 30, 2007.

(2)
Included in Amendment No. 1 to Registration Statement on Form 10 of the Company filed on July 10, 2007.

(3)
Included in Current Report on Form 8-K filed on February 21, 2008.

(4)
Included in Current Report on Form 8-K filed on January 4, 2008.

(5)
Included in Annual Report on Form 10-K filed on March 31, 2008.

(6)
Included in Current Report on Form 8-K filed on June 3, 2008.

(7)
Included in Registration Statement on Form S-8 filed on June 5, 2008.

(8)
Included in Current Report on Form 8-K filed on November 25, 2008.

(9)
Included in Current Report on Form 8-K filed on December 18, 2008.

LPL INVESTMENT HOLDINGS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of LPL Investment Holdings Inc. are included in response to Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LPL Investment Holdings Inc.
Boston, Massachusetts

        We have audited the accompanying consolidated statements of financial condition of LPL Investment Holdings Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LPL Investment Holdings Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Costa Mesa, California

March 20, 2009

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2008 AND 2007

(Dollars in thousands, except par value)

	2008	2007
ASSETS
Cash and cash equivalents	$219,239	$188,003
Cash and securities segregated under federal and other regulations	341,575	195,811
Receivables from:
Clients, net of allowance of $972 at December 31, 2008 and $529 at December 31, 2007	295,797	411,073
Product sponsors, broker-dealers and clearing organizations	231,400	160,153
Others, net of allowances of $4,076 at December 31, 2008 and $5,266 at December 31, 2007	93,771	97,222
Securities owned:
Marketable securities(1)—at market value	10,911	15,105
Other securities—at amortized cost	10,793	10,632
Securities borrowed	604	9,038
Fixed assets, net of accumulated depreciation and amortization of $185,537 at December 31, 2008 and $130,011 at December 31, 2007	161,760	156,797
Debt issuance costs, net of accumulated amortization of $11,981 at December 31, 2008 and $8,239 at December 31, 2007	19,927	23,669
Goodwill	1,293,366	1,287,756
Intangible assets, net of accumulated amortization of $106,563 at December 31, 2008 and $66,297 at December 31, 2007	654,703	684,123
Other assets	47,933	47,967

Total assets	$3,381,779	$3,287,349

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Revolving line of credit	$90,000	$65,000
Drafts payable	154,431	127,144
Payable to clients	463,011	406,677
Payables to broker-dealers and clearing organizations	21,734	47,925
Accrued commissions and advisory fees payable	100,327	126,584
Accounts payable and accrued liabilities	120,882	88,662
Income taxes payable	12,281	10,648
Unearned revenue	36,658	40,897
Interest rate swaps	25,417	10,835
Securities sold but not yet purchased—at market value	3,910	12,837
Senior credit facilities and subordinated notes	1,377,647	1,386,071
Deferred income taxes—net	185,169	216,903

Total liabilities	2,591,467	2,540,183

COMMITMENTS AND CONTINGENCIES (Notes 14 and 19)
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 200,000,000 shares authorized; 93,967,967 shares issued and outstanding at December 31, 2008 of which 7,423,973 are restricted (see Note 15), and 86,249,612 shares issued and outstanding at December 31, 2007	87	86
Additional paid-in capital	670,897	664,568
Stockholder loans	(936)	(1,242)
Accumulated other comprehensive loss	(15,498)	(6,512)
Retained earnings	135,762	90,266

Total stockholders' equity	790,312	747,166

Total liabilities and stockholders' equity	$3,381,779	$3,287,349

(1)
Includes $2,819 and $2,769 pledged to clearing organizations at December 31, 2008 and December 31, 2007, respectively.

See accompanying notes to consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands)

	2008	2007	2006
REVENUES:
Commissions	$1,640,218	$1,470,285	$890,489
Advisory fees	830,555	738,938	521,058
Asset-based fees	352,293	260,935	147,364
Transaction and other fees	240,486	184,604	134,496
Interest income	34,465	36,708	28,402
Other	19,113	26,135	18,127

Total revenues	3,117,130	2,717,605	1,739,936

EXPENSES:
Commissions and advisory fees	2,132,050	1,908,666	1,213,603
Compensation and benefits	343,171	257,200	137,401
Depreciation and amortization	100,462	78,748	65,348
Promotional	99,707	64,302	36,060
Occupancy and equipment	58,752	43,419	26,212
Communications and data processing	39,967	27,822	21,423
Professional services	31,492	31,478	14,884
Brokerage, clearing and exchange	30,998	26,806	17,502
Regulatory fees and expenses	21,747	17,939	15,176
Restructuring charges	14,966	—	—
Travel and entertainment	14,782	14,935	7,136
Other	17,558	13,931	4,921

Total noninterest expenses	2,905,652	2,485,246	1,559,666
Interest expense from senior credit facilities, subordinated notes and revolving line of credit	115,558	122,817	125,103
Interest expense from brokerage operations and mortgage lending	781	1,031	301
Loss on equity investment	2,374	678	—

Total expenses	3,024,365	2,609,772	1,685,070

INCOME BEFORE PROVISION FOR INCOME TAXES	92,765	107,833	54,866
PROVISION FOR INCOME TAXES	47,269	46,764	21,224

NET INCOME	$45,496	$61,069	$33,642

See accompanying notes to consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Stockholder Loans	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
BALANCE—December 31, 2005	$83	$588,341	$—	$—	$—	$588,424

Comprehensive income:
Net income					33,642	33,642
Change in unrealized gains on interest rate swaps, net of tax expense of $1,250				1,938		1,938

Total comprehensive income						35,580
Share-based compensation		2,878				2,878
Exercise of stock options		35				35

BALANCE—December 31, 2006	$83	$591,254	$—	$1,938	$33,642	$626,917

Comprehensive income:
Net income					61,069	61,069
Change in unrealized losses on interest rate swaps, net of tax benefit of $5,573				(8,450)		(8,450)

Total comprehensive income						52,619
Cumulative effect of change in accounting principle upon adoption of FIN 48, net of tax benefit of $2,101 (Notes 2 and 11)					(4,445)	(4,445)
Stockholder loans			(1,242)			(1,242)
Tax benefit from stock options exercised		191				191
Exercise of stock options		52				52
Share-based compensation		2,160				2,160
Issuance of common stock for acquisitions (Note 4)	3	70,911				70,914

BALANCE—December 31, 2007	$86	$664,568	$(1,242)	$(6,512)	$90,266	$747,166

Comprehensive income:
Net income					45,496	45,496
Change in unrealized losses on interest rate swaps, net of tax benefit of $5,596 (Note 11)				(8,986)		(8,986)

Total comprehensive income						36,510
Stockholder loans (Note 17)			306			306
Exercise of stock options	1	585				586
Tax benefit from stock options exercised		668				668
Share-based compensation		4,859				4,859
Issuance of 143,884 shares of common stock		4,000				4,000
Repurchase of 136,470 shares of common stock		(3,783)				(3,783)

BALANCE—December 31, 2008	$87	$670,897	$(936)	$(15,498)	$135,762	$790,312

See accompanying notes to consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,496	$61,069	$33,642
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Benefits received from retention plans (Note 16)	4,347	8,293	—
Depreciation and amortization	100,462	78,748	65,348
Amortization of debt issuance costs	3,742	3,675	4,514
Loss on disposal of fixed assets	47	129	154
Share-based compensation	4,859	2,160	2,878
Provision for bad debts	3,471	3,142	475
Deferred income tax provision	(26,138)	(21,320)	(19,404)
Loss on equity investment	2,374	678	—
Other	1,815	561	(539)
Mortgage loans held for sale:
Originations of loans	—	(114,755)	(68,878)
Proceeds from sale of loans	—	120,193	65,947
Gain on sale of loans	—	(1,061)	(636)
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	(145,764)	(143,633)	(31,258)
Receivable from clients	114,833	(85,024)	(76,799)
Receivables from product sponsors, broker-dealers and clearing organizations	(71,247)	(52,508)	4,528
Receivable from others	423	(37,109)	(18,442)
Securities owned	2,542	(3,771)	(743)
Securities borrowed	8,434	3,648	(6,247)
Other assets	(6,687)	(6,103)	(2,329)
Drafts payable	27,287	22,257	16,114
Payable to clients	56,334	112,103	99,468
Payables to broker-dealers and clearing organizations	(26,191)	17,570	11,666
Accrued commissions and advisory fees payable	(26,257)	16,442	15,753
Accounts payable and accrued liabilities	26,628	13,750	(19,109)
Income taxes payable/receivable	1,633	475	51,611
Unearned revenue	(4,239)	8,432	5,594
Securities sold but not yet purchased	(8,927)	2,031	5,918

Net cash provided by operating activities	89,277	10,072	139,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of existing cash balance	(13,258)	(88,689)	—
Capital expenditures	(62,812)	(71,294)	(23,038)
Proceeds from disposal of fixed assets	—	41	9
Purchase of other securities classified as held-to-maturity	(7,732)	(5,493)	(38,490)
Proceeds from maturity of other securities classified as held-to-maturity	7,600	5,604	31,114
Purchase of equity investment	—	(5,000)	—
Purchase of intangible assets	—	(3,444)	—

Net cash used in investing activities	(76,202)	(168,275)	(30,405)

	(Continued)

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands)

	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving line of credit	$25,000	$65,000	$—
Repayment of senior credit facilities	(8,424)	(8,304)	(50,625)
Proceeds from senior credit facilities	—	50,000	50,000
Payment of debt issuance costs	—	(936)	(584)
Tax benefit related to stock options exercised	668	191	—
Loans to stockholders	—	(1,242)	—
Repayment of stockholder loans	114	—	—
Proceeds from stock options exercised	586	52	35
Issuance of common stock	4,000	—	—
Repurchase of common stock	(3,783)	—	—
Proceeds from warehouse lines of credit	—	114,781	68,862
Repayment of warehouse lines of credit	—	(118,499)	(65,938)

Net cash provided by financing activities	18,161	101,043	1,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,236	(57,160)	110,571
CASH AND CASH EQUIVALENTS—Beginning of year	188,003	245,163	134,592

CASH AND CASH EQUIVALENTS—End of year	$219,239	$188,003	$245,163

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$116,581	$124,382	$123,390

Income taxes paid	$71,487	$66,079	$10,578

NONCASH DISCLOSURE:
Capital expenditures purchased through short-term credit	$1,294

(Decrease) increase in unrealized (loss) gain on interest rate swaps, net of tax (benefit) expense of ($5,596) and ($5,573) for the years ended December 31, 2008 and 2007, respectively (Note 11)	$(8,986)	$(8,450)	$1,938

Income taxes payable recorded as a cumulative effect of change in accounting principle upon the adoption of FIN 48 net of tax benefit of $2,101		$(4,445)

Acquisitions:
Fair value of assets acquired	$17,556	$322,057
Cash paid for common stock acquired	—	(167,071)
Additional consideration for post-closing payments	(13,258)	—
Common stock issued for acquisitions	—	(68,552)

Liabilities assumed	$4,298	$86,434

Common stock issued to acquire intangible assets		$1,118

Common stock issued to satisfy accrued liability (Note 4)		$1,244

Purchase accounting adjustment to goodwill			$3,395

(Concluded)

See accompanying notes to consolidated financial statements

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND DESCRIPTION OF THE COMPANY

        LPL Investment Holdings Inc. ("LPLIH"), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the "Company") is a provider of technology, brokerage and investment advisory services supporting a broad range of independent financial advisors, registered investment advisors and financial institutions (collectively "customers"), in the United States of America. Through its proprietary technology, custody and clearing platforms, the Company provides access to diversified financial products and services enabling its customers to offer independent financial advice and brokerage services to retail investors (their "clients").

        On December 28, 2005, LPL Holdings, Inc. ("LPLH"), and its subsidiaries were acquired through a merger transaction with BD Acquisition Inc., a wholly owned subsidiary of LPLIH (previously named BD Investment Holdings, Inc.). LPLIH was formed by investment funds affiliated with TPG Partners IV, L.P., and Hellman & Friedman Capital Partners V, L.P. (collectively, the "Majority Holders"). The acquisition was accomplished through the merger of BD Acquisition, Inc. with and into LPLH, with LPLH being the surviving entity (the "Acquisition"). The Acquisition was financed by a combination of borrowings under the Company's senior credit facilities, the issuance of senior unsecured subordinated notes and direct and indirect equity investments from the Majority Holders, co-investors, management and the Company's financial advisors.

        Description of Our Subsidiaries—LPLH, a Massachusetts holding corporation, owns 100% of the issued and outstanding common stock of LPL Financial Corporation ("LPL Financial"), UVEST Financial Services Group, Inc. ("UVEST"), LPL Independent Advisor Services Group LLC ("IASG"), Independent Advisers Group Corporation ("IAG") and LPL Insurance Associates, Inc. ("LPLIA"). LPLH is also the majority stockholder in The Private Trust Company Holdings, Inc. ("PTCH"), and owns 100% of the issued and outstanding voting common stock. As required by the Office of the Comptroller of the Currency, members of the Board of Directors of PTCH own shares of nonvoting common stock in PTCH.

        LPL Financial, headquartered in Boston and San Diego, is a clearing broker-dealer registered with the Financial Industry Regulatory Authority ("FINRA") and the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934 and an investment adviser registered with the SEC pursuant to the Investment Advisers Act of 1940. LPL Financial is also registered as a Futures Commission Merchant with the Commodity Futures Trading Commission ("CFTC") and is a member of the National Futures Association. Additionally, LPL Financial is a Transfer Agent. LPL Financial principally transacts business as an agent for its customers on behalf of their clients in mutual funds, stocks, fixed income instruments, commodities, options, private and public partnerships, variable annuities, real estate investment trusts and other investment products. LPL Financial is licensed to operate in all 50 states, Washington D.C. and Puerto Rico.

        The Company acquired all of the outstanding capital stock of UVEST on January 2, 2007 (see Note 4). UVEST, a North Carolina corporation, is an introducing broker-dealer registered with FINRA and the SEC pursuant to the Securities Exchange Act of 1934 and an investment adviser registered with the SEC pursuant to the Investment Advisers Act of 1940. UVEST provides independent, nonproprietary third-party brokerage services to banks, credit unions and other financial institutions. UVEST is licensed to operate in all 50 states and Washington D.C.

        On June 20, 2007, the Company acquired from Pacific Life Insurance Company ("Pacific Life") all the outstanding membership interests of Pacific Select Group, LLC, which the Company subsequently renamed IASG (see Note 4). IASG, a Delaware limited liability company, is a holding company for

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mutual Service Corporation ("MSC"), Associated Financial Group, Inc. ("AFG"), Associated Securities Corp., Inc. ("ASC"), Associated Planners Investment Advisory, Inc. ("APIA") and Waterstone Financial Group, Inc. ("WFG"). MSC, a Michigan corporation, is an introducing broker-dealer registered with the SEC and FINRA. AFG, a California corporation, is a holding company of wholly owned subsidiaries; ASC, an introducing broker-dealer and APIA, an investment adviser registered with the SEC pursuant to the Investment Advisers Act of 1940. WFG, an Illinois corporation, is an introducing broker-dealer registered with the SEC and FINRA. The IASG entities engage primarily in introducing brokerage and advisory transactions for mutual funds, stocks, fixed income instruments, variable annuities and other insurance products to third-party clearing broker-dealers.

        On November 7, 2007, the Company acquired all of the outstanding capital stock of Independent Financial Marketing Group, Inc. and IFMG Securities, Inc. (collectively "IFMG") from Sun Life Financial Inc. and Sun Life Financial (U.S.) Holdings, Inc. (collectively "Sun Life") (see Note 4). Through IFMG Securities, Inc., a broker-dealer registered with FINRA and the SEC pursuant to the Securities Exchange Act of 1934 and an investment adviser registered with the SEC pursuant to the Investment Advisers Act of 1940, and its affiliated insurance agencies, IFMG provides financial institutions with brokerage and advisory services for mutual funds, securities, fixed and variable annuities and other insurance products. The Company shutdown IFMG (the "Shutdown Plan") during the third quarter of 2008 and transitioned its customer relationships to LPL Financial and UVEST. See Note 4 for additional disclosure of the Company's acquisition and divesture of IFMG.

        IAG is an investment adviser registered with the SEC pursuant to the Investment Advisers Act of 1940, which offers an investment advisory platform for clients of financial advisors working for other financial institutions.

        LPLIA operates as a brokerage general agency for fixed insurance sales and services.

        PTCH is a holding company for The Private Trust Company, N.A. ("PTC"). PTC is chartered as a non-depository limited purpose national bank, providing a wide range of trust, investment management and custodial services for estates and families. PTC also provides Individual Retirement Account custodial services for its affiliates.

        Innovex Mortgage, Inc. ("Innovex"), which conducted real estate mortgage banking and brokerage activities, ceased operations on December 31, 2007. Innovex originated residential mortgage loans for clients of financial advisors licensed with LPL Financial. Innovex performed underwriting, loan origination and funding for a variety of mortgage and home equity loan products to suit the needs of borrowers. Innovex's revenues were derived from the referral of loans to lenders and the origination and sale of residential real estate loans for placement in the secondary market. Innovex was a Housing and Urban Development ("HUD") approved Title II nonsupervised mortgagee.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Consolidation—The Company consolidates all subsidiaries for which it has a controlling interest as defined by and in accordance with Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements ("ARB 51"). The consolidated financial statements of the Company include all of the accounts of LPLIH and its subsidiaries, as described above. All intercompany balances and transactions have been eliminated in consolidation. The Company accounts for the ownership of non-voting common stock in PTCH as a minority interest.

        Reclassifications—Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current period presentation. The Company has reclassified $0.68 million of other expenses in 2007 more appropriately as loss on equity investment, to conform to the 2008 presentation.

        Comprehensive Income (Loss)—The Company's comprehensive income (loss) is composed of net income and the effective portion of the unrealized gains (losses) on financial derivatives in cash flow hedge relationships, net of related tax effects.

        Cash and Cash Equivalents—Cash and cash equivalents are composed of interest and noninterest-bearing deposits, money market funds and U.S. government obligations that meet the definition of a cash equivalent. Cash equivalents are highly liquid investments, with original maturities of less than 90 days that are not required to be segregated under federal or other regulations.

        Cash and Securities Segregated Under Federal and Other Regulations—Certain subsidiaries of the Company are subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its customers in accordance with SEC Rule 15c3-3 and other regulations.

        Receivable From and Payable to Clients—Receivable from and payable to clients includes amounts due on cash and margin transactions. The Company extends credit to its clients to finance their purchases of securities on margin. The Company receives income from interest charged on such extensions of credit. The Company pays interest on certain client free credit balances held pending investment. Loans to clients are generally fully collateralized by client securities, which are not included in the accompanying consolidated statements of financial condition.

        To the extent that margin loans and other receivables from clients are not fully collateralized by client securities, management establishes an allowance that it believes is sufficient to cover any probable losses. When establishing this allowance, management considers a number of factors, including its ability to collect from the client and/or the client's financial advisor and the Company's historical experience in collecting on such transactions.

        The following schedule reflects the Company's activity in providing for an allowance for uncollectible amounts due from clients for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Beginning balance—January 1	$529	$202
Provision	443	327

Ending balance—December 31	$972	$529

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Receivables From Product Sponsors, Broker-Dealers and Clearing Organizations—Receivables from product sponsors, broker-dealers and clearing organizations primarily consists of commission and transaction-related receivables.

        Receivable From Others—Receivable from others primarily consists of other accrued fees from product sponsors and financial advisors. The Company periodically extends credit to its financial advisors in the form of recruiting loans, commission advances, and other loans. The decisions to extend credit to financial advisors are generally based on either the financial advisors credit history, their ability to generate future commissions, or both. Management maintains an allowance for uncollectible amounts using an aging analysis that takes into account the financial advisors registration status and the specific type of receivable. The aging thresholds and specific percentages used represent management's best estimates of probable losses. Management monitors the adequacy of these estimates through periodic evaluations against actual trends experienced.

        The following schedule reflects the Company's activity in providing for an allowance for uncollectible amounts due from others for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Beginning balance—January 1	$5,266	$2,590
Provision	3,028	2,815
Charge-offs—net of recoveries	(4,218)	(139)

Ending balance—December 31	$4,076	$5,266

        Securities Owned and Sold But Not Yet Purchased—Securities owned and securities sold but not yet purchased are reflected on a trade-date basis at market value with realized and unrealized gains and losses being recorded in other revenue in the consolidated statements of income. Clients' securities transactions are recorded on a settlement-date basis, with related commission income and expense reported on a trade-date basis.

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

        Securities Borrowed and Loaned—Securities borrowed and securities loaned are accounted for as collateralized financings and are recorded at the amount of the cash provided for securities borrowed transactions and cash received for securities loaned (generally in excess of market values). The adequacy of the collateral deposited for securities borrowed is continuously monitored and adjusted when considered necessary to minimize the risk associated with this activity. At December 31, 2008 and December 31, 2007, the Company had $0.60 million and $9.04 million, respectively, in securities borrowed. The collateral received for securities loaned is generally cash and is adjusted daily through the Depository Trust Company's ("DTC") net settlement process, and securities loaned is included in payable to broker-dealers and clearing organizations in the consolidated statements of financial condition. Securities loaned generally represent client securities that can be pledged under standard

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

margin loan agreements. At December 31, 2008 and December 31, 2007, the Company had $5.25 million and $23.32 million, respectively, of pledged securities loaned under the DTC Stock Borrow Program.

        Equity Investment—The Company's equity investment is accounted for under the equity method when it exerts significant influence and ownership does not exceed 50% of the common stock. In accordance with Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock ("APB 18"), the Company records the investment at cost in the consolidated statements of financial condition and adjusts the carrying amount of the investment to recognize its share of earnings or losses while recording such earnings or losses within the consolidated statements of income. The Company has a commercial relationship with its investee in the normal course of business, and made payments for services rendered of $0.27 million and $1.18 million respectively, during the years ended December 31, 2008 and 2007.

        Mortgage Loans Held for Sale—Through its mortgage affiliate, Innovex, the Company originated residential mortgage loans through a warehouse line of credit facility or as a broker for other banks. The Company ceased the operations of Innovex on December 31, 2007.

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

        Fixed Assets—Furniture, equipment, computers, purchased software, capitalized software and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Furniture, equipment, computers and purchased software are depreciated over period of three to seven years. Automobiles have depreciable lives of five years. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying leases, ranging up to 12 years. Management reviews fixed assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

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

        The costs of internally developed software that qualify for capitalization under SOP 98-1 are capitalized as fixed assets and subsequently amortized over the estimated useful life of the software, which is generally three years. The costs of internally developed software are included in fixed assets at the point at which the conceptual formulation, design and testing of possible software project alternatives are complete and management authorizes and commits to funding the project. The

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company does not capitalize pilot projects and projects where it believes that the future economic benefits are less than probable. The value assigned to internally developed software in connection with certain acquisitions is amortized over an expected weighted-average economic useful life of approximately 4.3 years.

        Deferred Loan Issuance Costs—Debt issuance costs incurred in connection with the issuance of the senior secured credit facilities and the senior unsecured subordinated notes have been capitalized and are being amortized as additional interest expense over the expected terms of the related debt agreements using the effective interest method.

        Goodwill, Intangible Assets and Trademarks and Trade Names—In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill.

        Intangible assets with definite lives include relationships with financial advisors, financial institutions, product sponsors, trust clients and trademarks and trade names of certain acquired subsidiaries. The Company tests these assets for impairment if conditions exist that indicate the carrying value may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company records an impairment charge when the carrying value of the definite-lived intangible asset is not recoverable by the cash flows generated from the use of the asset. No impairment occurred for the years ended December 31, 2008, 2007 and 2006.

        Intangible assets with indefinite lives, such as trademark and trade name, and goodwill are not amortized. The Company tests intangible assets and goodwill for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. When the fair value is less than the carrying value of the intangible assets or the reporting unit, the Company records an impairment charge to reduce the carrying value of the assets to fair value.

        The Company completed its annual goodwill impairment test as of December 31, 2007 and 2006 and concluded that no impairment charges were required as of those dates. During the third quarter of 2008, the Company elected to change the timing of its annual goodwill impairment test from December 31 to October 1. The selection of October 1 as the annual testing date for the impairment of goodwill is intended to move the testing to a time period outside of the Company's annual financial reporting process to allow the Company additional time to complete the analysis. The Company believes that this change in accounting principle is preferable under the circumstances, and that this change does not accelerate, delay or avoid an impairment charge. The Company has also determined that a change in the annual testing date did not result in adjustments to the consolidated financial statements when applied retrospectively. In addition, during the third quarter of 2008, the Company also changed the date of its annual indefinite-lived intangible testing from December 31 to October 1. Accordingly, impairment tests of goodwill and indefinite-lived intangibles were performed as of October 1, 2008, which did not result in any impairment.

        The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, the Company's long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, on a straight-line basis, over their useful lives, generally ranging from 18 months to 20 years.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Classification and Valuation of Certain Investments—The classification of an investment determines its accounting treatment. The Company generally classifies its investments in debt and equity instruments (including mutual funds, annuities, corporate bonds, government bonds and municipal bonds) as trading securities, except for government bonds held by PTCH, which are classified as held-to-maturity based on management's intent. The Company has not classified any investments as available-for-sale. Investment classifications are subject to ongoing review and can change. Securities classified as trading are carried at fair value, while securities classified as held-to-maturity are carried at cost or amortized cost. When possible, the fair value of securities is determined by obtaining quoted market prices. The Company also makes estimates about the fair value of investments and the timing for recognizing losses based on market conditions and other factors. If its estimates change, the Company may recognize additional losses. Both unrealized and realized gains and losses on trading securities are recognized in other revenue on a net basis in the consolidated statements of income.

        Derivative Instruments and Hedging Activities—The Company uses interest rate swap agreements to protect itself against changing interest rates and the related impact to the Company's cash flows. The Company also evaluates its contracts and commitments for terms that qualify as embedded derivatives. All derivatives are reported at their corresponding fair value in the Company's consolidated statements of financial condition.

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

        Legal Reserves—The Company records reserves for legal proceedings in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors, including, but not limited to, the amount of the claim, the amount of the loss in the customer's account, the basis and validity of the claim, the possibility of wrongdoing on the part of a client, likely insurance coverage, previous results in similar cases and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded as professional services in the accompanying consolidated statements of income.

  Revenue Recognition Policies:

        Commission—The Company records commissions received from mutual funds, annuity, insurance, equity, fixed income, direct investment, option, and commodity transactions on a trade-date basis. Commissions also include mutual fund and variable annuity trails, which are recognized as earned as a percentage of assets under management over the period for which services are performed. Due to the significant volume of mutual fund and variable annuity purchases and sales transacted by clients directly

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with product manufacturers, management must estimate a portion of its upfront commission and trail revenues for each accounting period for which the proceeds have not yet been received. These estimates are based on a number of factors, but primarily on the volume of similar transactions for the same period for which cash has been received. Because the Company records commissions payable based upon standard payout ratios for each product as it accrues for commission revenue, any adjustment between actual and estimated commission revenue will be offset in part by the corresponding adjustment to commission expense.

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

        Transaction and Other Fees—The Company charges transaction fees for executing noncommissionable transactions on customer accounts. Transaction related charges are recognized on a trade-date basis. Other fees relate to services provided and other account charges generally outlined in the Company's agreements with its clients and customers. Such fees are recognized as services are performed or as earned, as applicable. In addition, the Company offers various software-related products, for which fees are charged on a subscription basis and are recognized over the subscription period.

        Interest Income—The Company earns interest income from its cash equivalents and customer margin balances. On December 31, 2007, the Company ceased the operations of its mortgage affiliate Innovex. Prior to this date, the Company also earned interest income on its mortgage loans held for sale.

        Gain on Sale of Mortgage Loans Held for Sale—The Company, through its mortgage affiliate Innovex, recognized gains on the sale of mortgage loans held for sale on the date of settlement. On December 31, 2007, Innovex ceased operations. Prior to this date, a gain was recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold, including deferred loan origination fees and certain direct origination costs. All loans were sold on a servicing-released basis (i.e. the Company did not service the loans after they were sold, and all loans were sold before the first payment was made). Loans were accounted for as sold when control of the mortgage loans was surrendered. Control over mortgage loans was deemed to be surrendered when (i) the mortgage loans were isolated from the Company, (ii) the buyer had the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the loans, and (iii) the Company did not maintain effective control of the mortgage loans through either (a) an agreement that entitled and obligated the Company to repurchase or redeem the mortgage loans before maturity or (b) the ability to unilaterally cause the buyer to return specific mortgage loans.

        Compensation and Benefits—The Company records compensation and benefits for all cash and deferred compensation, benefits and related taxes as earned by its employees. Compensation and benefits expense also includes fees earned by temporary employees and contractors who perform similar services to those performed by the Company's employees, primarily software development and project management activities. Temporary employee and contractor services of $36.90 million, $25.44 million, and $14.57 million were incurred during the years ended December 31, 2008, 2007, and 2006, respectively.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Share-Based Compensation—On January 1, 2006, the Company adopted SFAS No. 123R (Revised), Share-Based Payment ("SFAS 123R"). SFAS 123R requires the recognition of the fair value of share-based compensation in net income. The Company recognizes share-based compensation expense for its employee stock option awards over the requisite service period of the individual grants, which generally equals the vesting period. Prior to January 1, 2006, the Company accounted for employee equity awards using APB No. 25, Accounting for Stock Issues to Employees ("APB 25"), and related interpretations in accounting for share-based compensation. The Company accounts for non-employee stock option awards under the provisions of Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18"), which requires expense recognition to be re-measured at fair value at each of its interim reporting periods.

        Stock Split—The Company affected a ten-for-one stock split as of January 1, 2008, with all fractional shares being rounded down to the nearest whole share. In accordance with SFAS No. 128, Earnings per Share, and the SEC's Staff Accounting Bulletin ("SAB") Topic 4C, all per share amounts, average shares and options outstanding, and shares and options outstanding have been adjusted retroactively to reflect the stock split.

        Income Taxes—In preparing the consolidated financial statements, the Company estimates income tax expense based on various jurisdictions where it conducts business. The Company must then assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established to the extent that it is more likely than not that such deferred tax assets will not be realized. When the Company establishes a valuation allowance or modifies the existing allowance in a certain reporting period, the Company generally records a corresponding increase or decrease to tax expense in the consolidated statements of income. Management makes significant judgments in determining the provision for income taxes, the deferred tax assets and liabilities, and any valuation allowances recorded against the deferred tax asset. Changes in the estimate of these taxes occur periodically due to changes in the tax rates, changes in the business operations, implementation of tax planning strategies, resolution with taxing authorities of issues where the Company had previously taken certain tax positions and newly enacted statutory, judicial and regulatory guidance. These changes could have a material affect on the Company's consolidated statements of financial condition, income, or cash flows in the period or periods in which they occur.

        Additionally, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48") at the beginning of fiscal year 2007, which clarifies the accounting uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 requires the Company to recognize in the financial statements the tax effects of a position only if it is "more likely than-not" to be sustained based solely on its technical merits, otherwise no benefits of the position are to be recognized. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. Moreover, FIN 48 requires that each tax position meeting the recognition threshold be measured as the largest amount that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. See Note 11 for additional detail regarding the Company's uncertain tax positions.

        Fair Value of Financial Instruments—The Company's financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its indebtedness. The Company carries its indebtedness at amortized cost, in

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accordance with GAAP. As of December 31, 2008, the carrying amounts and fair values were approximately $1,468 million and $1,057 million, respectively. As of December 31, 2007, these carrying amounts and fair values were approximately $1,451 million and $1,378 million, respectively. See Note 6 for additional detail regarding the Company's fair value measurements.

        Commitments and Contingencies—The Company recognizes liabilities for contingencies when analysis indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount.

        Management evaluates all available evidence about asserted and unsettled income tax contingencies and unasserted income tax contingencies caused by uncertain income tax positions taken in the Company's income tax returns filed with the Internal Revenue Service ("IRS") and state and local tax authorities. Contingencies that management believes are estimable and probable of payment, if successfully challenged by such tax authorities, are accrued for under the provisions of FIN 48.

        Reportable Segments—In January 2008, the Company reorganized its internal reporting into three service channels; Independent Advisor Services, Institution Services, and Custom Clearing Services. These service channels were designed to enhance the services provided to the Company's customers and to support future growth. The service channels qualify as individual operating segments under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, but are aggregated and viewed as one single reportable segment due to quantitative thresholds and their similar economic characteristics, products and services, production and distribution process and regulatory environment.

        Recently Issued Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which the Company adopted on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position ("FSP") FAS 157-2, Effective Date of FASB Statement No. 157 ("FAS 157-2"), which delayed the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the financial statements. The adoption of SFAS 157 for nonfinancial assets and liabilities, effective January 1, 2009, did not have a material impact on the Company's consolidated statements of financial condition, income or cash flows. See Note 6 for additional detail on fair value measurements.

        In December 2007, the FASB issued SFAS No. 141 Revised, Business Combinations ("SFAS 141R"). SFAS 141R establishes principles and requirements in a business combination for how the acquirer: recognizes and measures in the Company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration (e.g., by contract alone or through the lapse of minority veto rights). SFAS 141R applies prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The adoption of SFAS 141R will not have an impact on the Company's consolidated statements of financial condition, income or cash flows.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In January 2008, the Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"), which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company chose not to elect the fair value option under SFAS 159 for any items that are not already required to be measured at fair value in accordance with GAAP.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 will not have an impact on the Company's consolidated financial statements.

        In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of this standard will not have a material impact on the Company's consolidated statements of financial condition, income or cash flows.

        In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FAS 157-3"). FAS 157-3 clarifies the application of SFAS 157, in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The implementation of FAS 157-3 did not have a material impact on the Company's consolidated statements of financial condition, income or cash flows.

3.     RESTRUCTURING

        On December 29, 2008, the Company committed to and implemented an organizational restructuring plan intended to reduce the cost structure and improve operating efficiencies, which resulted in a reduction in its overall workforce. The Company has recorded $14.97 million associated with the restructuring, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges consist of employee severance and other personnel-related expenses, which are accrued in accounts payable and accrued liabilities within the accompanying consolidated statements of financial condition. The Company expects to complete a majority of the activities associated with the restructuring during the first quarter of 2009.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     ACQUISITIONS AND DIVESTURES

  UVEST

        On January 2, 2007, the Company completed its acquisition of all of the outstanding capital stock of UVEST, augmenting the Company's position in providing services to banks, credit unions and other financial institutions. The purchase price totaled $89.45 million; $78.04 million in cash and the issuance of 603,660 shares of common stock at an estimated fair value of $18.90 per share. As part of the purchase price allocation, the Company recorded intangible assets for relationships with financial advisors and product sponsors. The value assigned to these relationships was $54.31 million, which is being amortized on a straight-line basis over the expected useful life of 20 years. Additionally, the Company assigned value to the trademark and trade name in the amount of $457,000. The trademark and trade name was determined to have an expected useful life of 18 months and therefore amortized over the same period, in accordance with SFAS 142. As of December 31, 2008, trademark and trade name has been fully amortized. Goodwill in the amount of $27.41 million was created for the excess purchase price over the value of assets and liabilities assumed.

        Immediately following the acquisition, the Company satisfied certain obligations under a phantom stock plan for UVEST employees by issuing 65,820 shares of common stock at an estimated fair value of $18.90 per share.

  IASG

        On June 20, 2007, the Company acquired all the outstanding membership interests of IASG from Pacific Life. This acquisition increased the number of independent financial advisors and strengthened the Company's position as a leading independent broker-dealer in the United States. Through its subsidiaries, IASG engages primarily in introducing brokerage and advisory transactions for mutual funds, stocks, fixed income instruments, variable annuities and other insurance products to third-party clearing broker-dealers on behalf of independent financial advisors.

        The total purchase price was approximately $120.48 million; $63.34 million in cash and the issuance of 2,645,500 shares of common stock with an estimated fair value of $21.60 per share. As part of the purchase price allocation, the Company estimated the value of intangible assets for relationships with financial advisors and product sponsors to be $67.10 million, which will be amortized on a straight-line basis over their expected useful lives ranging from 10 to 20 years. Additionally, the Company estimated the value of trademarks and trade names in the amount of $2.30 million. The trademarks and trade names were determined to have an expected useful life of three to five years and therefore amortized over the same period, in accordance with SFAS 142. Goodwill in the amount of $11.30 million was also recorded as part of the acquisition.

        Subsequent to the purchase, the Company settled an outstanding state tax audit. This settlement, which was favorable to the Company, resulted in a $113,000 reduction to goodwill.

  IFMG

        On November 7, 2007, the Company completed its acquisition of IFMG. The purpose of this acquisition was to transfer IFMG's relationships with financial institution clients to other broker-dealer subsidiaries of the Company. In conjunction with its acquisition of IFMG, the Company announced a Shutdown Plan, which offered relocation and employment to certain employees and terminated the remaining operations of IFMG within twelve months following the acquisition.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The total purchase price was $38.95 million, including initial purchase consideration of $25.69 million, as well as $7.14 million in post-closing payments made through 2008 based on the successful recruitment and retention of certain institutional relationships. As part of the purchase price allocation, the Company estimated the value of intangible assets for relationships with financial institutions and product sponsors to be $25.58 million, which will be amortized on a straight-line basis over their expected useful lives of 10 years. Additionally, the value of certain technology and non-compete agreements has been estimated at $1.10 million and $0.60 million, respectively, both of which are being amortized over 3 years.

        In conjunction with the acquisition, the Company made retention payments to financial institutions doing business through IFMG as an incentive to convert to one of the Company's other technology and clearing platforms. As of December 31, 2008, the Company has paid $6.12 million in retention payments, which are capitalized as other assets in the accompanying consolidated statements of financial condition, and are being amortized over the life of the contractual agreements, ranging from six months to six years. An additional $0.35 million was paid in January 2009 and the Company expects to make additional payments of $0.50 million in the first quarter of 2009.

        As part of the Shutdown Plan, the Company evaluated whether or not it will utilize certain long term contractual relationships with vendors of IFMG. Consequently, the Company cancelled various contracts resulting in $2.27 million cancellation charges. Cancellation fees and any estimated losses attributable to vendor and or lease contracts have been recorded as additional purchase price consideration in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

        The final purchase price of IFMG was allocated as follows (in thousands):

Assets purchased and liabilities assumed:
Cash	$26,015
Receivables	10,950
Fixed assets	1,813
Goodwill	5,610
Intangibles	26,180
Other assets	2,885
Accounts payable and accrued liabilities	(34,502)

Total purchase price	$38,951

5.     EQUITY INVESTMENT

        On May 11, 2007, the Company acquired for $5.00 million, an approximate 22.6% ownership interest in a privately held technology company (the "investee"). This investment provides the Company with a strategic ownership interest in one of its vendors that provides technology for variable annuity order entry and monitoring. The Company follows the equity method of accounting in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, as it has the ability to exercise significant influence over operating and financial policies, primarily through a representation on the Board of Directors. The Company has classified its equity investment within other assets in the accompanying consolidated statements of financial condition, and has recognized its share of earnings or losses in the accompanying consolidated statements of income in loss on equity investment. Such losses were $0.64 million and $0.68 million for the years ended December 31, 2008 and 2007, respectively.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In June 2008, the Company determined that an other than temporary impairment existed due to the recapitalization of the investee by an outside investor. Accordingly, the Company recognized an impairment loss of $1.73 million, representing the difference in the carrying value of its investment compared with the per share value implied by the transaction. Such loss is included in the accompanying consolidated statements of income in loss on equity investment. The Company has retained a 13.9% ownership interest and a seat on the Board of Directors.

6.     FAIR VALUE MEASUREMENTS

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

        The Company's fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At December 31, 2008, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:

        Cash Equivalents—The Company's cash equivalents include money market funds, which are short term in nature with readily determinable values derived from active markets.

        Securities Owned and Securities Sold But Not Yet Purchased—The Company's marketable securities consist of house account model portfolios for the purpose of benchmarking the performance of its fee based advisory platforms, and temporary positions resulting from the processing of customer transactions. The Company's marketable securities are comprised as follows:

  •
  Money market and US Treasury investments—Money market funds and U.S. treasury securities are short term in nature with readily determinable values derived from quoted prices in active markets.

  •
  Equity securities—Equity securities include investments in common and preferred stock that are actively traded with values that are typically based on last sale or bid values in active markets.

  •
  Mutual funds—Mutual funds have active markets and are priced based on net asset values.

  •
  Variable annuities—Variable annuities have readily determinable values derived from quoted prices in active markets.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  •
  Debt securities—Debt securities represent bonds that are valued using a matrix system or market driven pricing models that derive their inputs from similar assets in active markets.

  •
  Certificates of deposit—Certificates of deposit are timed investments that are valued based on third-party quotations of similar assets in active markets.

        Deferred Compensation—Deferred compensation assets are invested in money market funds and mutual funds that actively traded and are valued based on quoted market prices in active markets.

        Interest Rate Swaps—The Company's interest rate swap agreements are not traded on a market exchange; therefore, the fair values are determined using externally developed valuation models which include assumptions about the London Interbank Offered Rate ("LIBOR") yield curve at interim reporting dates as well as counterparty credit risk and the Company's own non-performance risk.

        The Company has segregated all recurring fair value measurements into the most appropriate level within the fair value hierarchy in the table below, based on an evaluation of inputs used to determine the fair value at December 31, 2008 (in thousands).

	December 31, 2008
	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
Cash equivalents	$56,122	$—	$—	$56,122
Securities owned	10,301	610	—	10,911
Other assets(1)	6,965	—	—	6,965

Total assets at fair value	$73,388	$610	$—	$73,998

Liabilities
Securities sold but not yet purchased	$3,672	$238	$—	$3,910
Interest rate swaps	—	25,417	—	25,417

Total liabilities at fair value	$3,672	$25,655	$—	$29,327

(1)
Other assets recorded at fair value on a recurring basis include deferred compensation plan assets.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     RECEIVABLES FROM PRODUCT SPONSORS, BROKER-DEALERS AND CLEARING ORGANIZATIONS AND PAYABLES TO BROKER-DEALERS AND CLEARING ORGANIZATIONS

        Receivables from product sponsors, broker-dealers and clearing organizations and payables to broker-dealers and clearing organizations were as follows (in thousands):

	December 31,
	2008	2007
Receivables:
Receivable from clearing organizations	$88,722	$38,594
Commissions receivable from product sponsors and others	87,078	103,009
Receivable from broker-dealers	45,630	12,872
Securities failed-to-deliver	9,970	5,678

Total receivables	$231,400	$160,153

Payables:
Securities failed-to-receive	$9,227	$11,247
Securities loaned	5,252	27,483
Payable to broker-dealers	4,079	224
Payable to clearing organizations	3,176	8,971

Total payables	$21,734	$47,925

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     SECURITIES OWNED AND SECURITIES SOLD BUT NOT YET PURCHASED

        The components of securities owned and securities sold but not yet purchased were as follows (in thousands):

	December 31,
	2008	2007
Securities owned—market value:
Mutual funds	$6,502	$9,510
U.S. government obligations (pledged to clearing organizations)	2,819	2,769
Stocks	585	621
Municipal bonds	375	—
Variable annuities	157	234
Nonconvertible bonds	135	1,817
Money market funds	238	154
Certificates of deposit	100	—

Total securities owned—market value	$10,911	$15,105

Other securities:
U.S. government notes—at amortized cost	$10,404	$10,242
Federal Reserve stock—at cost	389	390

Total other securities	$10,793	$10,632

Securities sold but not yet purchased—market value:
Mutual funds	$3,585	$12,470
Non-convertible bonds	238	13
Stocks and warrants	87	354

Total securities sold but not yet purchased—market value	$3,910	$12,837

        The carrying values of the U.S. government notes classified as held-to-maturity approximates their market values. As of December 31, 2008, the components of U.S. government notes classified as held-to-maturity were as follows (in thousands):

	Carrying Values	Interest Rate	Year of Maturity
U.S. Treasury notes	$3,703	3.00%-3.88%	2009
U.S. Treasury notes	5,184	2.63%-4.13%	2010
U.S. Treasury notes	1,517	1.75%	2011

Total U.S. Treasury notes	$10,404

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     FIXED ASSETS

        The components of fixed assets are as follows (in thousands):

	December 31,
	2008	2007
Internally developed software	$190,949	$165,201
Computers and software	87,113	73,414
Leasehold improvements	42,547	25,049
Furniture and equipment	20,116	16,572
Property	6,572	6,572

Total fixed assets	347,297	286,808
Accumulated depreciation and amortization	(185,537)	(130,011)

Fixed assets—net	$161,760	$156,797

        Depreciation and amortization expense for fixed assets was $60.20 million, $43.69 million and $36.04 million for the years ended December 31, 2008, 2007 and 2006, respectively.

10.   GOODWILL AND INTANGIBLE ASSETS

        A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2006	$1,249,159
Acquisition of UVEST (Note 4)	27,406
Acquisition of IASG (Note 4)	11,304
Adjustment related to IASG expiring tax statute (Note 4)	(113)

Balance at December 31, 2007	1,287,756
IFMG purchase accounting adjustment(1)	5,610

Balance at December 31, 2008	$1,293,366

(1)
Adjustments were recorded to goodwill as a result of additional purchase price consideration for the acquisition of IFMG in accordance with the purchase and sale agreement, and the Company's review of the appraisal of related tangible and intangible assets, which was completed in 2008. See Note 4 for further discussion.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of intangible assets as of December 31, 2008 and 2007 are as follows (in thousands):

	Gross carrying value	Accumulated amortization	Net carrying value
At December 31, 2008:
Definite-lived intangible assets:
Advisor relationships	$482,397	$(71,318)	$411,079
Product sponsor relationships	233,663	(33,442)	200,221
Trust client relationships	2,630	(521)	2,109
Trademarks and trade names	2,757	(1,282)	1,475

Total definite-lived intangible assets	$721,447	$(106,563)	$614,884

Indefinite-lived intangible assets:
Trademark and trade name			39,819

Total intangible assets			$654,703

At December 31, 2007:
Definite-lived intangible assets:
Advisor relationships	$471,551	$(43,650)	$427,901
Product sponsor relationships	233,663	(21,668)	211,995
Trust client relationships	2,630	(389)	2,241
Trademarks and trade names	2,757	(590)	2,167

Total definite-lived intangible assets	$710,601	$(66,297)	$644,304

Indefinite-lived intangible assets:
Trademark and trade name			39,819

Total intangible assets			$684,123

        Total amortization expense of intangible assets was $40.27 million, $35.06 million and $29.30 million for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense for each of the fiscal years ended December 2009 through 2013 and thereafter is estimated as follows (in thousands):

2009	$39,412
2010	38,454
2011	38,194
2012	37,723
2013	36,941
Thereafter	424,160

Total	$614,884

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   INCOME TAXES

        The Company's provision (benefit) for income taxes is as follows (in thousands):

	2008	2007	2006
Current provision:
Federal	$61,498	$58,123	$33,380
State	11,909	9,961	7,248

Total current provision	73,407	68,084	40,628

Deferred benefit:
Federal	(25,385)	(18,151)	(19,473)
State	(753)	(3,169)	69

Total deferred benefit	(26,138)	(21,320)	(19,404)

Provision for income taxes	$47,269	$46,764	$21,224

        The principal items accounting for the differences in income taxes computed at the U.S. statutory rate (35%) and the effective income tax rate comprise the following (in thousands):

	2008	2007	2006
Taxes computed at statutory rate	$32,468	$37,742	$19,203
State income taxes—net of federal benefit	7,261	4,415	4,755
Nondeductible expenses	1,512	1,404	488
Research and development credits	(493)	(677)	(390)
Share-based compensation	919	285	207
Transaction costs	—	—	(823)
Tax contingencies	3,363	3,941	(2,160)
Other	2,239	(346)	(56)

Provision for income taxes	$47,269	$46,764	$21,224

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of the net deferred tax liabilities included in the consolidated statements of financial condition were as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
State taxes	$19,976	$19,242
Reserves for litigation, vacation, and bonuses	19,003	6,794
Unrealized loss on interest rate swaps	9,920	4,323
Deferred rent	6,457	3,474
Share-based compensation	5,212	4,215
Provision for bad debts	2,041	2,428
Net operating losses of acquired subsidiaries	236	301
Other	2,777	2

Subtotal	65,622	40,779
Valuation allowance	(1,290)	—

Total deferred tax assets	64,332	40,779

Deferred tax liabilities:
Amortization of intangible assets and trademarks and trade names	(228,163)	(244,407)
Depreciation of fixed assets	(21,338)	(13,200)
Other	—	(75)

Total deferred tax liabilities	(249,501)	(257,682)

Deferred income taxes—net	$(185,169)	$(216,903)

        At January 1, 2008 the Company had gross unrecognized tax benefits of $15.14 million. Of this total, $2.20 million represents amounts acquired during the Company's acquisition of IASG. The acquired unrecognized tax benefits will have no impact on the Company's annual effective tax rate as these are fully indemnified by the seller in accordance with the purchase and sale agreement. Of the remaining $12.94 million, $9.71 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

        The following table reflects a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits including interest and penalties (in thousands):

	2008	2007
Balance—Beginning of year	$15,139	$8,533
Increases related to acquired tax positions	969	2,725
Increases related to current year tax positions	6,480	5,657
Reductions as a result of a lapse of the applicable statute of limitations related to acquired tax positions	(596)	(524)
Reductions as a result of a lapse of the applicable statute of limitations related to prior period tax positions	(1,734)	(1,252)

Balance—End of year	$20,258	$15,139

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At December 31, 2008, the Company had gross unrecognized tax benefits of $20.26 million. Of this total, $2.57 million represents amounts acquired due to the Company's acquisition of IASG. The acquired unrecognized tax benefits will have no impact on the Company's annual effective tax rate as these are fully indemnified by the seller in accordance with the purchase and sale agreement. At December 31, 2008, the Company has recorded a receivable from seller in the amount of $2.57 million, which is included in other assets in the accompanying consolidated statements of financial condition. Of the remaining $17.68 million, $13.07 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

        The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes within the consolidated statements of financial condition. At January 1, 2008, the Company had $913,000 accrued for interest and $2.03 million accrued for penalties. At December 31, 2008, the liability for unrecognized tax benefits included accrued interest of $1.26 million and penalties of $2.92 million. Tax expense for the year ended December 31, 2008 includes interest expense of $311,000 and penalties of $771,000.

        The Company and its subsidiaries file income tax returns in the federal jurisdiction, as well as most state jurisdictions, and are subject to routine examinations by the respective taxing authorities. The Company has concluded all federal and state income tax matters for years through 2003, with the exception of California, which has concluded income tax matters for years through 2002.

        The tax years of 2005 to 2008 remain open to examination by major taxing jurisdictions to which the Company is subject, with the exception of California discussed above. In the next 12 months, the Company expects a reduction in unrecognized tax benefits of $1.31 million primarily related to the statute of limitations expiration in various state jurisdictions.

12.   INDEBTEDNESS

        Senior Secured Credit Facilities—Borrowings under the Company's senior secured credit facilities bear interest at a base rate equal to either the one, two, three, six, nine or twelve-month LIBOR plus the applicable margin, or an alternative base rate ("ABR") plus the applicable margin. The ABR is equal to the greater of the prime rate or the federal funds effective rate plus 1/2 of 1.00%. The applicable margin on the senior secured term credit facilities could change depending on the Company's credit rating. In September 2008, the Company's corporate credit rating was upgraded to Ba3 from B1, which has reduced the interest rate on its senior secured credit facilities from LIBOR plus 200 basis points to LIBOR plus 175 basis points. The senior secured credit facilities are subject to certain financial and nonfinancial covenants. As of December 31, 2008, the Company was in compliance with all such covenants.

        Senior Unsecured Subordinated Notes—The Company also has $550.00 million of senior unsecured subordinated notes due December 15, 2015. The notes bear interest at 10.75% per annum and interest payments are payable semiannually in arrears. The Company is not required to make mandatory redemption or sinking-fund payments with respect to the notes. The indenture underlying the senior unsecured subordinated notes contain various restrictions with respect to the issuer, including one or more restrictions relating to limitations on liens, sale and leaseback arrangements, and funded debt of subsidiaries.

        Revolving Line of Credit—The Company maintains a $100.00 million revolving line of credit facility, $10.00 million of which is being used to support the issuance of an irrevocable line of credit for PTC

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and $90.00 million of which was drawn for a combination of acquisition integration costs and credit preservation measures. The revolving credit facility carries a borrowing rate of one-month LIBOR plus an interest rate margin of an additional 2.00%. On December 31, 2008 and 2007, there was a $90.00 million and $65.00 million, respectively, outstanding borrowing balance against the revolving line of credit.

        Bank Loans Payable—In April 2008, the Company entered into an uncommitted line of credit that has a $100.00 million limit and is primarily dependent on its ability to provide sufficient collateral. The Company also maintains an additional uncommitted line of credit, which has an unspecified limit and is also dependent on its ability to provide sufficient collateral. At December 31, 2008 and 2007, there were no outstanding balances on the Company's uncommitted lines of credit.

        The Company's outstanding borrowings were as follows (in thousands):

	December 31,
	2008				2007
	Maturity	Balance	Interest Rate		Balance	Interest Rate
Revolving line of credit	12/28/2011	$90,000	2.46	%(4)	$65,000	7.87	%(2)
Senior secured term loan:
Unhedged	6/28/2013	332,647	2.23	%(5)	341,071	6.83	%(1)
Hedged with interest rate swaps	6/28/2013	495,000	3.21	%(3)	495,000	6.83	%(1)
Senior unsecured subordinated notes	12/15/2015	550,000	10.75%		550,000	10.75%

Total borrowings		1,467,647			1,451,071
Less current borrowings (maturities within 12 months)		8,424			73,424

Long-term borrowings—net of current portion		$1,459,223			$1,377,647

(1)
As of December 31, 2007, the variable interest rate for the senior secured term loan is based on the three-month LIBOR of 4.83% plus the applicable interest rate margin of 2.00%.

(2)
As of December 31, 2007, $25.00 million is based on the variable interest rate of the one-month LIBOR of 5.25% plus the applicable interest rate margin of 2.00% and $40.00 million is based on the variable interest rate of the prime rate of 7.25% plus the applicable interest rate margin of 1.00%.

(3)
As of December 31, 2008, the variable interest rate for the hedged portion of the senior secured term loan is based on the three-month LIBOR of 1.46%, plus the applicable interest rate margin of 1.75%.

(4)
As of December 31, 2008, the variable interest rate for the revolving line of credit is based on the one-month LIBOR of 0.46% plus the applicable interest rate margin of 2.00%.

(5)
As of December 31, 2008, the variable interest rate for the unhedged portion of the senior secured term loan is based on a weighted average of the one- and three-month LIBOR of 0.46% and 1.46%, respectively, plus the applicable interest rate margin of 1.75%.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following summarizes borrowing activity in the revolving and margin credit facilities (in thousands):

	Year ended December 31,
	2008	2007	2006
Average balance outstanding	$48,725	$6,282	$1,575
Weighted-average interest rate	4.74%	6.93%	6.62%

        The minimum calendar year principal payments and maturities of borrowings as of December 31, 2008, are as follows (in thousands):

	Senior Secured	Revolving Line of Credit		Senior Unsecured	Total Amount
2009	$8,424	$		$—	$8,424
2010	8,424		—	—	8,424
2011	8,424		90,000	—	98,424
2012	8,424		—	—	8,424
2013	793,951		—	—	793,951
Thereafter	—		—	550,000	550,000

Total	$827,647		$90,000	$550,000	$1,467,647

13.   INTEREST RATE SWAPS

        An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. The Company uses interest rate swap agreements to hedge the variability on its floating rate senior secured term loan. The Company is required to pay the counterparty to the agreement fixed interest payments on a notional balance and in turn, receives variable interest payments on that notional balance. Payments are settled quarterly on a net basis.

        On January 30, 2006, the Company entered into five interest rate swap agreements with a total notional value of $495.00 million. Under the terms of the agreements, the Company paid a fixed rate of interest ranging from 3.43% to 4.85% and received a floating rate based on the three-month LIBOR rate. On June 30, 2008, one of the interest rate swap agreements matured. As a result, the Company entered into a new agreement with a notional value of $70.00 million, which swaps a variable rate based on a three-month LIBOR with a fixed interest rate of 3.43% and expires on June 30, 2010.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes information related to the Company's interest rate swaps as of December 31, 2008 (in thousands):

Notional Balance	Fixed Pay Rate	Variable Receive Rate(1)	Fair Value	Maturity Date
$95,000	4.77%	1.46%	$(1,609)	June 30, 2009
70,000	3.43%	1.46%	(2,042)	June 30, 2010
120,000	4.79%	1.46%	(5,751)	June 30, 2010
145,000	4.83%	1.46%	(10,278)	June 30, 2011
65,000	4.85%	1.46%	(5,737)	June 30, 2012

$495,000			$(25,417)

(1)
The variable receive rate reset on the last day of the year is based on the applicable three-month LIBOR. The effective rate from September 30, 2008 through December 31, 2008, was 3.76%. As of December 31, 2008, the effective rate was 1.46%.

        Each of the interest rate swap agreements listed above have been designated as cash flow hedges against specific payments due on the Company's senior secured term loan. The interest rate swap agreements qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As of December 31, 2008, the Company assessed the interest rate swap agreements as being highly effective and expects them to continue to be highly effective. Accordingly, the changes in fair value of the interest rate swaps have been recorded as other comprehensive loss, with the fair value included as a liability on the Company's consolidated statements of financial condition. Based on current interest rate assumptions and assuming no additional interest rate swap agreements are entered into, the Company expects to reclassify $15.61 million or $7.65 million after tax, from other comprehensive loss as additional interest expense over the next 12 months.

14.   COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases certain office space and equipment at its headquarters locations under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases.

        Service Contracts—The Company is party to certain long-term contracts for systems and services that enable its back office trade processing and clearance.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Future minimum payments under leases, lease commitments and other noncancellable contractual obligations with remaining terms greater than one year as of December 31, 2008, are as follows (in thousands):

Years ending December 31
2009	$25,646
2010	25,088
2011	21,457
2012	16,788
2013	11,908
Thereafter	18,327

Total	$119,214

        Total rental expense for all operating leases was approximately $22.05 million, $14.38 million and $9.75 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

        Loan Commitments—From time to time, the Company makes loans to its financial advisors, primarily to new recruits to assist in the transition process. Due to timing differences, the Company may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the financial advisor joining the Company, and may be forgivable. As of December 31, 2008, the Company estimates that it had made commitments for $1.89 million in transition loans that have not yet been funded.

        At December 31, 2008, the Company had made $3.97 million in transition loans, which bear interest at the minimum federal rate per annum as published by the IRS and are forgivable on a prorated basis over five years, based upon the financial advisor's achievement of certain commission targets. Outstanding loan balances plus interest are payable in full if the financial advisor has not achieved 100-percent of the cumulative commission targets.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that the outcome of such matters will not have a material adverse effect on its accompanying consolidated statements of financial condition, income, or cash flows.

        The Company recognizes a liability for legal and defense costs when it believes it is probable a liability has occurred and the amount can be reasonably estimated. Legal and defense costs are expensed as incurred and classified as professional services within the accompanying consolidated statements of income. In 2008, and in accordance with the related purchase and sale agreements, the Company received $3.44 million from the sellers for the reimbursement of legal and defense costs for which it was indemnified at or prior to the date of acquisition. The Company has recorded the indemnifications as a reduction in professional services at the time such amounts were acknowledged by the sellers. At December 31, 2008, the Company has an indemnification receivable of $2.76 million, which is included in other assets in the accompanying consolidated statements of financial condition. The Company has not recorded any additional reserve for legal expenses as all known cases are covered by the indemnification.

        In November 2005, MSC received a "Wells" notice from FINRA's Department of Enforcement. FINRA alleges that MSC had failed to maintain adequate supervisory procedures regarding certain variable annuity transactions, and failed to maintain accurate books and records related thereto. On July 23, 2007, the staff filed a complaint against MSC and certain of its employees in connection with this matter. On December 16, 2008, the matter was resolved and MSC was fined $1.54 million, which was paid directly by the seller in accordance with the Company's indemnification agreement.

        Other Commitments—As of December 31, 2008, the Company had received collateral primarily in connection with customer margin loans with a market value of approximately $335.88 million, which it can sell or repledge. Of this amount, approximately $167.54 million has been pledged or sold as of December 31, 2008; $143.83 million was pledged to a bank in connection with an unutilized secured margin line of credit, $15.24 million was pledged to client-owned securities with the DTC, $3.22 million was pledged to client-owned securities with the Options Clearing Corporation, and $5.25 million was loaned to the DTC through participation in its Stock Borrow Program. As of December 31, 2007, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $516.64 million, which it can sell or repledge. Of this amount, approximately $183.67 million has been pledged or sold as of December 31, 2007: $128.72 million was pledged to a bank in connection with an unutilized secured margin line of credit, $31.63 million was pledged to various clearing organizations, and $23.32 million was loaned to the DTC through participation in its Stock Borrow Program.

        Innovex ceased operations on December 31, 2007. Prior to that date, Innovex sold its mortgage loans without recourse. Innovex was usually required by the buyers (investors) of these loans to make certain representations concerning credit information, loan documentation, and collateral. Innovex did not repurchase any loans during the year ended December 31, 2007.

        In August of 2007, pursuant to agreements with a large global insurance company, LPL Financial began providing brokerage, clearing, and custody services on a fully disclosed basis; offering its investment advisory programs and platforms; and providing technology and additional processing and related services to its financial advisors and clients. The terms of the agreements are five years, subject to additional 24-month extensions. Termination fees may be payable by a terminating or breaching party depending on the specific cause leading to termination.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   SHARE-BASED COMPENSATION

  2005 Stock Option Plans

        Certain employees, officers and directors participate in the Company's 2005 Stock Option Plan for Incentive Stock Options and 2005 Stock Option Plan for Non-qualified Stock Options (collectively the "2005 Plans"). The 2005 Plans provide for the granting of 33,494,370 incentive stock options, 1,992,640 nonqualified stock options and an unspecified number of stock appreciation rights. The exercise price is equal to the fair market value on the grant date. Stock option awards vest in equal increments over a three- to five-year period and expire on the 10th anniversary following the date of grant.

  2008 Stock Option Plan, Advisor Incentive Plan and Financial Institution Incentive Plan

        The Company adopted the 2008 Stock Option Plan effective January 1, 2008. Eligible participants include employees, officers, directors and consultants who make a significant contribution to the success of the Company. On April 25, 2008, the Company adopted the Financial Institution and Advisor Incentive Plan, which was subsequently amended on June 3, 2008 to create two separate plans—the Advisor Incentive Plan and the Financial Institution Incentive Plan. Eligible participants include financial advisors and financial institutions in a position to make a significant contribution to the success of the Company. The 2008 Stock Option Plan, the Advisor Incentive Plan and the Financial Institution Plan are referred to herein as the "2008 Plans".

        Subject to the approval of the Company's compensation committee, the 2008 Plans provide for an allocation of up to 2% of the outstanding stock (determined at January 1st on a fully diluted basis), with an additional 2% available on the first anniversary, and an additional 2.5% available on the second and third anniversaries. The exercise price is equal to the fair market value on the grant date. Stock option awards vest in equal increments of 20% over a five-year period and expire on the 10th anniversary following the date of grant.

        Collectively, the 2005 Plans and the 2008 Plans are referred to herein as the "Stock Option Plans".

  Share-Based Compensation

        The Company recognized $1.40 million and $2.85 million of share based compensation for the years ended December 31, 2007 and 2006, respectively, under APB 25 related to the vesting of stock options awarded to employees prior to January 1, 2006. The Company also recognized $4.56 million, $0.76 million and $0.02 million of share-based compensation under SFAS 123R related to employee stock option awards during the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, total unrecognized compensation cost related to nonvested share-based compensation arrangements granted was $17.76 million, which is expected to be recognized over a weighted-average period of 3.54 years. Under SFAS 123R, the Company calculates the compensation cost for stock options based on its estimated fair value.

        The Company recognized $0.30 million of share based compensation during the year ended December 31, 2008, related to the vesting of stock options awarded to non-employees. As of December 31, 2008, total unrecognized compensation cost related to nonvested share-based compensation arrangements granted was $1.71 million for non-employees, which is expected to be recognized over a weighted-average period of 4.36 years.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the weighted-average assumptions used by the Company in calculating the fair value of its stock options with the Black-Scholes valuation model for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Expected life (in years)	6.52	6.50	6.53
Expected stock price volatility	33.78%	31.08%	34.09%
Expected dividend yield	—	—	—
Annualized forfeiture rate	1.51%	1.00%	0.27%
Fair value of options	$9.96	$9.86	$8.03
Risk-free interest rate	2.73%	4.93%	5.23%

        The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. In the future, as the Company gains historical data for volatility in its own stock and the actual term over which employees hold its options, expected volatility, and the expected term may change, which could substantially change the grant-date fair value of future awards of stock options and, ultimately, compensation recorded on future grants. The Company estimates the expected term for its employee option awards using the simplified method in accordance with SEC SAB 107, Shared-Based Payment, which was subsequently amended and replaced by SAB 110, Certain Assumptions Used in Valuation Methods. The simplified method is used because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. The Company estimates the expected term for its non-employee option awards using the contractual term in accordance with EITF 96-18. Expected volatility is calculated based on companies of similar growth and maturity and the Company's peer group in the industry in which the Company does business because the Company does not have sufficient historical volatility data. The Company will continue to use peer group volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants.

        The Company has assumed an annualized forfeiture rate for its options based on a combined review of industry and employee turnover data, as well as an analytical review performed of historical prevesting forfeitures occurring over the previous year. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the Company's activity in its Stock Option Plans for the year ended December 31, 2008:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding—December 31, 2007	21,748,080	$2.46
Granted	1,936,206	27.55
Exercised	(286,968)	2.04
Forfeited(1)	(3,319,035)	2.59

Options outstanding—December 31, 2008	20,078,283	$4.87	5.15	$285,797

Options exercisable—December 31, 2008	17,684,698	$1.93	4.62	$285,665

(1)
Approximately 3,006,730 forfeited shares were cancelled under the 2005 Plans in exchange for units under the Company's 2008 Nonqualified Deferred Compensation Plan, as indicated below.

        The following table summarizes information about outstanding stock option awards:

	Outstanding
				Exercisable
		Weighted- Average Remaining Life (Years)
Range of Exercise Prices	Total Number of Shares		Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
At December 31, 2008:
$ 1.07 – $ 2.38	17,501,710	4.58	$1.73	17,501,710	$1.73
$10.30 – $18.89	148,010	7.86	16.07	55,410	14.20
$21.60 – $27.80	2,428,563	9.07	26.78	127,578	24.16

	20,078,283	5.15	$4.87	17,684,698	$1.93

2008 Nonqualified Deferred Compensation Plan

        On November 19, 2008, the Company established an unfunded, unsecured deferred compensation plan to permit employees and former employees that hold non-qualified stock options issued under the 2005 Plans, a one-time opportunity to exchange stock options expiring in 2009 and 2010, for stock units of the 2008 Nonqualified Deferred Compensation Plan. Stock units represent the right to receive one share of common stock. Distribution will occur at the earliest of (a) December 31, 2012; (b) a change in control of the Company; or (c) death or disability of the participant. The exchange of stock options for stock units is not taxable for federal and state income tax purposes until the participant receives a distribution under the deferred compensation plan. As of December 31, 2008, 3,006,730 options, having an average exercise price of $1.10, have been exchanged for 2,823,452 stock units. Stock options exchanged for stock units in the deferred compensation plan are considered cancelled under the provisions of the 2008 Nonqualified Deferred Compensation Plan.

Stock Bonus Plan

        The Company's financial advisors participate in the fifth amended and restated 2000 Stock Bonus Plan (the "Stock Bonus Plan"), which provided for the grant and allocation of bonus credits. Each

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

bonus credit represented the right to receive shares of common stock. Participation in the Stock Bonus Plan was dependent upon meeting certain eligibility criteria, and bonus credits were allocated to eligible participants based on certain performance metrics, including amount and type of commissions, as well as tenure with the firm. Bonus credits vested annual in equal increments over a three-year period and expired on the tenth anniversary following the date of grant. Unvested bonus credits held by financial advisors who terminated prior to vesting were forfeited and reallocated to other financial advisors eligible under the plan. In 2008, the Company amended and restated its Stock Bonus Plan by eliminating the vesting provisions and granting the financial advisors with physical ownership of common stock of the Company. Consequently, on December 28, 2008, the Company issued 7,423,973 restricted shares in exchange for bonus credits. These restricted shares may not be sold, assigned or transferred and are not entitled to receive dividends or non-cash distributions, until either a sale of the Company that constitutes a change in control or an initial public offering.

        The Company accounts for restricted shares granted to its financial advisors under the Stock Bonus Plan in accordance with EITF 96-18 and measures such grants at their then-current lowest aggregate value. Since the value is contingent upon the Company's decision to sell itself or perform an initial public offering, the current aggregate value will be zero until such event occurs. Upon the occurrence of such an event, the Company will record the par value, additional paid in capital and expense based on the number of restricted shares under the stock bonus plan times the fair market value determined at the event date.

16.   EMPLOYEE AND ADVISOR BENEFIT PLANS

        The Company has a 401(k) defined contribution plan. All employees meeting minimum age and length of service requirements are eligible to participate. The Company has an employer matching program whereby employer contributions are made to the 401(k) plan in an amount equal to 50% of the lesser of the amount designated by the employee for withholding and contribution to the 401(k) plan or 10% of the employee's total compensation. The Company's total cost under the 401(k) plan was $4.79 million, $3.79 million and $1.85 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        On January 1, 2008, the Company adopted a non-qualified deferred compensation plan for the purpose of attracting and retaining financial advisors who operate, for tax purposes, as independent contractors, by providing an opportunity for participating financial advisors to defer receipt of a portion of their gross commissions generated primarily from commissions earned on the sale of various products. The deferred compensation plan has been fully funded to date by participant contributions. Plan assets are invested in mutual funds, which are held by the Company in a Rabbi Trust and accounted for in accordance with EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested ("EITF 97-14"). The liability for benefits accrued under the non-qualified deferred compensation plan totaled $3.51 million at December 31, 2008, and is included in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition. The cash values of the related trust assets was $3.60 million at December 31, 2008, which is included in other assets in the accompanying consolidated statements of financial condition.

        Certain employees and financial advisors of the Company's subsidiaries AFG, MSC and UVEST participated in non-qualified deferred compensation plans (the "Plans") that permitted participants to defer portions of their compensation and earn interest on the deferred amounts. The Plans have been closed to new participants and no contributions have been made since the acquisition date. Plan assets are held by the Company in a Rabbi Trust and accounted for in accordance with EITF 97-14. As of

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, the Company has recorded assets of approximately $3.36 million and liabilities of $4.44 million, which are included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying consolidated statements of financial condition.

        In conjunction with the Company's acquisitions of IASG and IFMG and pursuant to the purchase and sale agreements, the sellers committed to provide retention plan distributions to employees and financial advisors who remained with the Company through a specified date. Benefits received for the year ended December 31, 2008, totaled $4.35 million; $2.27 million has been classified as commission expense and $2.08 million has been recognized as compensation and benefits, respectively, in the accompanying consolidated statements of income. The retention plan distributions have been made in 2008 pursuant to the terms of the purchase and sale agreements.

17.   RELATED-PARTY TRANSACTIONS

        AlixPartners, LLP ("AlixPartners"), a company majority-owned by one of the Company's Majority Holders, provides LPL Financial with consulting services pursuant to an agreement for interim management and consulting services dated August 21, 2007. LPL Financial paid $4.17 million and $0.91 million to AlixPartners during the years ended December 31, 2008 and 2007, respectively, and an additional $0.15 million and $0.76 million was included in accounts payable and accrued liabilities on the accompanying consolidated statements of financial condition as of December 31, 2008 and 2007, respectively, for annual fees under such agreement.

        Artisan Partners Limited Partnership ("Artisan"), a company majority-owned by one of the Company's Majority Holders, pays fees to LPL Financial in exchange for product distribution and record-keeping services. During the years ended December 31, 2008 and 2007, LPL Financial earned $1.57 million and $1.92 million, respectively, in fees from Artisan. Additionally, as of December 31, 2008 and 2007, Artisan owed LPL Financial $0.27 million and $0.48 million, respectively, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the accompanying consolidated statements of financial condition.

        In conjunction with the acquisition of UVEST (see Note 4), the Company made full-recourse loans to certain members of management (also selling stockholders), most of which are now stockholders of the Company. As of December 31, 2008, outstanding stockholder loans, which are reported as a deduction from stockholders' equity, were approximately $0.94 million.

18.   NET CAPITAL/REGULATORY REQUIREMENTS

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Net capital and net capital requirements for the Company's broker-dealer subsidiaries as of December 31, 2008 are presented in the following table (in thousands):

	December 31, 2008
	Net Capital	Minimum Net Capital Required	Excess Net Capital
LPL Financial Corporation	$87,131	$7,228	$79,903
UVEST Financial Services Group, Inc.	8,287	1,540	6,747
Mutual Service Corporation	7,181	1,289	5,892
Associated Securities Corp.	2,975	250	2,725
Waterstone Financial Group, Inc.	3,154	294	2,860

Total	$108,728	$10,601	$98,127

        LPL Financial is a clearing broker-dealer and the remaining broker-dealer subsidiaries are introducing broker-dealers. During the third quarter ended September 30, 2008, and in accordance with the Shutdown Plan, the Company filed a Form BDW for its IFMG broker-dealer subsidiary along with its final FOCUS report, thus eliminating its net capital requirements.

        PTCH is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. As of December 31, 2008, the Company has met all capital adequacy requirements to which it is subject.

        The Company operates in a highly regulated industry. Applicable laws and regulation restrict permissible activities and investments. These policies require compliance with various financial and customer-related regulations. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, the Company is also subjected to comprehensive examinations and supervisions by various governmental and self-regulatory agencies. These regulatory agencies generally have broad discretion to prescribe greater limitations on the operations of a regulated entity for the protection of investors or public interest. Furthermore, where the agencies determine that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with the laws and regulations or with the supervisory policies, greater restrictions may be imposed.

19.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK AND CONCENTRATIONS OF CREDIT RISK

        LPL Financial's client securities activities are transacted on either a cash or margin basis. In margin transactions, LPL Financial extends credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client's account. As customers write options contracts or sell securities short, LPL Financial may incur losses if the clients do not fulfill their obligations and the collateral in the clients' accounts is not sufficient to fully cover losses that clients may incur from these strategies. To control this risk, LPL Financial monitors margin levels daily and clients are required to deposit additional collateral, or reduce positions, when necessary.

        LPL Financial is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligation to LPL Financial. Clients are required to complete their transactions on the settlement date, generally three business days after the trade date. If clients do not fulfill their contractual obligations, LPL Financial may incur losses. LPL Financial has established

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

procedures to reduce this risk by generally requiring that clients deposit cash and/or securities into their account prior to placing an order.

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

        UVEST and the broker-dealer subsidiaries of IASG are engaged in buying and selling securities and other financial instruments for clients of financial advisors. Such transactions are introduced and cleared through a third-party clearing firm on a fully disclosed basis. While introducing broker-dealers generally have less risk than clearing firms, their clearing agreements expose them to credit risk in the event that their clients don't fulfill contractual obligations with the clearing broker-dealer.

20.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$798,647	$814,947	$799,537	$703,999
Gross margin(1)	245,316	244,778	251,984	212,004
Net income	$11,665	$14,303	$17,168	$2,360

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$562,717	$647,769	$725,017	$782,102
Gross margin(1)	169,631	181,354	206,528	224,620
Net income	$18,487	$23,259	$11,567	$7,756

(1)
Gross margin is calculated as total revenues less commissions and advisory fees, and brokerage, clearing and exchange expenses.

******