Form 10-K/A
period 2008-12-31
LPL Investment Holdings Inc.
filed 2009-04-03
CIK 1397911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

        DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

        On March 24, 2009, LPL Investment Holdings Inc. ("LPLIH" or the "Company") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

        This Form 10-K/A filing is made solely for the purpose of correcting the inadvertent omission of our auditor's signature on its Report of Independent Registered Public Accounting Firm in Item 8. At the time of filing of the original 10-K, we had on-hand a manually signed and dated Report of Independent Registered Public Accounting Firm. There are no other changes to LPLIH's 2008 Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements and Supplementary Data are included as an annex to this Annual Report on Form 10-K/A. See the Index to Consolidated Financial Statements and Supplementary Data on page F-1.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  Financial Statements

        Our financial statements appearing on pages F-1 through F-41 are incorporated herein by reference.

  (b)
  Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of LPL Investment Holdings Inc.(1)
3.2	Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc., dated December 20, 2005(1)
3.3	Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc., dated March 10, 2006(1)
3.4	Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc., dated December 26, 2007(4)
3.5	Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc., dated March 31, 2008.(5)
3.6	Amended and Restated Bylaws of LPL Investment Holdings Inc.(6)
4.1	Indenture, dated December 28, 2005, between LPL Holdings, Inc., each of the Guarantors party thereto and Wells Fargo Bank, N.A., as trustee(1)
4.2	First Supplemental Indenture, dated as of May 10, 2006, among LPL Holdings, Inc., LPL Investment Holdings Inc., the other Guarantors party thereto and Wells Fargo Bank, N.A., as trustee(1)
4.3	Form of Stock Bonus Agreement under the Fourth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan(1)
4.4	Fifth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan(9)
4.5	LPL Investment Holdings Inc. Advisor Incentive Plan(7)
10.1	2005 Stock Option Plan for Incentive Stock Options(1)
10.2	2005 Stock Option Plan for Non-Qualified Stock Options(1)
10.3	Executive Employment Agreement between Mark S. Casady and LPL Holdings, Inc., dated December 28, 2005(1)
10.4	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and Mark S. Casady, dated December 28, 2005(1)
10.5	Executive Employment Agreement between Esther M. Stearns and LPL Holdings, Inc., dated December 28, 2005(1)
10.6	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and Esther M. Stearns, dated December 28, 2005(1)
10.7	Executive Employment Agreement between C. William Maher and LPL Holdings, Inc., dated December 28, 2005(1)
10.8	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and C. William Maher, dated December 28, 2005(1)
10.9	Executive Employment Agreement between William E. Dwyer III and LPL Holdings, Inc., dated December 28, 2005(1)
10.10	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and William E. Dwyer III, dated December 28, 2005(1)
10.11	Executive Employment Agreement between Steven M. Black and LPL Holdings, Inc., dated December 28, 2005(1)
10.12	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and Steven M. Black, dated December 28, 2005(1)
10.13	Services Agreement between Linsco/Private Ledger Corp. and GPA Group, Inc., dated October 27, 2005(2)

Exhibit No.	Description of Exhibit
10.14	Stockholders' Agreement, dated December 28, 2005, among LPLIH Investment Holdings Inc., LPL Holdings, Inc. and other stockholders party thereto(2)
10.15	LPL Investment Holdings Inc. 2008 Stock Option Plan(3)
10.16	Second Amended and Restated Credit Agreement, dated as of June 18, 2007, by and among LPL Investment Holdings Inc., LPL Holdings, Inc., Goldman Sachs Credit Partners L.P., as sole lead arranger, sole bookrunner and syndication agent, and the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc. as administrative agent, and Morgan Stanley & Co. as collateral agent.(1)
10.17	2008 Nonqualified Deferred Compensation Plan(8)
21.1	List of Subsidiaries of LPL Investment Holdings Inc.(10)
23.1	Independent Registered Public Accounting Firm's Consent(10)
23.2	Independent Registered Public Accounting Firm's Consent
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)(10)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)(10)
31.3	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.4	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)
32.3	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8)
Included in Current Report on Form 8-K filed on November 25, 2008.

(9)
Included in Current Report on Form 8-K filed on December 18, 2008.

(10)
Included in Annual Report on Form 10-K filed on March 24, 2009.

 SIGNATURE

        Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

LPL INVESTMENT HOLDINGS INC.
	By:	/s/ MARK S. CASADY Mark S. Casady Chief Executive Officer and Chairman
Dated: April 3, 2009

 EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of LPL Investment Holdings Inc.(1)
3.2	Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc., dated December 20, 2005(1)
3.3	Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc., dated March 10, 2006(1)
3.4	Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc., dated December 26, 2007(4)
3.5	Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc., dated March 31, 2008.(5)
3.6	Amended and Restated Bylaws of LPL Investment Holdings Inc.(6)
4.1	Indenture, dated December 28, 2005, between LPL Holdings, Inc., each of the Guarantors party thereto and Wells Fargo Bank, N.A., as trustee(1)
4.2	First Supplemental Indenture, dated as of May 10, 2006, among LPL Holdings, Inc., LPL Investment Holdings Inc., the other Guarantors party thereto and Wells Fargo Bank, N.A., as trustee(1)
4.3	Form of Stock Bonus Agreement under the Fourth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan(1)
4.4	Fifth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan(9)
4.5	LPL Investment Holdings Inc. Advisor Incentive Plan(7)
10.1	2005 Stock Option Plan for Incentive Stock Options(1)
10.2	2005 Stock Option Plan for Non-Qualified Stock Options(1)
10.3	Executive Employment Agreement between Mark S. Casady and LPL Holdings, Inc., dated December 28, 2005(1)
10.4	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and Mark S. Casady, dated December 28, 2005(1)
10.5	Executive Employment Agreement between Esther M. Stearns and LPL Holdings, Inc., dated December 28, 2005(1)
10.6	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and Esther M. Stearns, dated December 28, 2005(1)
10.7	Executive Employment Agreement between C. William Maher and LPL Holdings, Inc., dated December 28, 2005(1)
10.8	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and C. William Maher, dated December 28, 2005(1)
10.9	Executive Employment Agreement between William E. Dwyer III and LPL Holdings, Inc., dated December 28, 2005(1)
10.10	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and William E. Dwyer III, dated December 28, 2005(1)
10.11	Executive Employment Agreement between Steven M. Black and LPL Holdings, Inc., dated December 28, 2005(1)
10.12	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and Steven M. Black, dated December 28, 2005(1)
10.13	Services Agreement between Linsco/Private Ledger Corp. and GPA Group, Inc., dated October 27, 2005(2)
10.14	Stockholders' Agreement, dated December 28, 2005, among LPLIH Investment Holdings Inc., LPL Holdings, Inc. and other stockholders party thereto(2)
10.15	LPL Investment Holdings Inc. 2008 Stock Option Plan(3)

Exhibit No.	Description of Exhibit
10.16	Second Amended and Restated Credit Agreement, dated as of June 18, 2007, by and among LPL Investment Holdings Inc., LPL Holdings, Inc., Goldman Sachs Credit Partners L.P., as sole lead arranger, sole bookrunner and syndication agent, and the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc. as administrative agent, and Morgan Stanley & Co. as collateral agent.(1)
10.17	2008 Nonqualified Deferred Compensation Plan(8)
21.1	List of Subsidiaries of LPL Investment Holdings Inc.(10)
23.1	Independent Registered Public Accounting Firm's Consent(10)
23.2	Independent Registered Public Accounting Firm's Consent
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)(10)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)(10)
31.3	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.4	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)
32.3	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(10)
Included in Annual Report on Form 10-K filed on March 24, 2009.

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

/s/ Deloitte & Touche LLP

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

******

QuickLinks

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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