Form 10-Q
period 2009-03-31
LPL Investment Holdings Inc.
filed 2009-05-14
CIK 1397911

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

        The number of shares of Common Stock, par value $0.001 per share, outstanding as of March 31, 2009 was 93,957,966.90.

Page
Item Number
PART I. FINANCIAL INFORMATION	1
1. Financial Statements	1
Condensed Consolidated Statements of Financial Condition (unaudited)	1
Condensed Consolidated Statements of Income (unaudited)	2
Condensed Consolidated Statements of Stockholders' Equity (unaudited)	3
Condensed Consolidated Statements of Cash Flows (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	6
2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22
3. Quantitative and Qualitative Disclosures About Market Risk	37
4. Controls and Procedures	39
PART II. OTHER INFORMATION	39
1. Legal Proceedings	39
1A. Risk Factors	39
2. Unregistered Sales of Equity Securities and Use of Proceeds	39
3. Defaults Upon Senior Securities	39
4. Submission of Matters to a Vote of Security Holders	40
5. Other Information	40
6. Exhibits	40
SIGNATURES	41
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

 Special Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q in Item 2—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections includes forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "may", "might", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential", "intend" or "continue", the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A—"Risk Factors" in our 2008 Annual Report on Form 10-K filed with the SEC.

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

Item 1.    Financial Statements

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(Dollars in thousands, except par value)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$319,394	$219,239
Cash and securities segregated under federal and other regulations	330,968	341,575
Receivables from:
Clients, net of allowance of $836 at March 31, 2009 and $972 at December 31, 2008	241,700	295,797
Product sponsors, broker-dealers and clearing organizations	168,260	231,400
Others, net of allowances of $4,339 at March 31, 2009 and $4,076 at December 31, 2008	107,772	93,771
Securities owned:
Marketable securities—at market value	9,940	10,911
Other securities—at amortized cost	11,511	10,793
Securities borrowed	965	604
Fixed assets, net of accumulated depreciation and amortization of $201,593 at March 31, 2009 and $185,537 at December 31, 2008	146,470	161,760
Goodwill	1,293,366	1,293,366
Intangible assets, net of accumulated amortization of $116,533 at March 31, 2009 and $106,563 at December 31, 2008	644,733	654,703
Other assets	69,828	67,860

Total assets	$3,344,907	$3,381,779

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Revolving line of credit	90,000	90,000
Drafts payable	156,515	154,431
Payable to clients	407,770	463,011
Payable to broker-dealers and clearing organizations	25,283	21,734
Accrued commissions and advisory fees payable	100,615	100,327
Accounts payable and accrued liabilities	151,080	157,540
Income taxes payable	23,927	12,281
Interest rate swaps	23,990	25,417
Securities sold but not yet purchased—at market value	2,177	3,910
Senior credit facilities and subordinated notes	1,375,541	1,377,647
Deferred income taxes—net	180,165	185,169

Total liabilities	2,537,063	2,591,467

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 200,000,000 shares authorized; 93,957,967 shares issued and outstanding at March 31, 2009 of which 7,423,973 are restricted, and 93,967,967 shares issued and outstanding at December 31, 2008 of which 7,423,973 are restricted (See Note 10)	87	87
Additional paid-in capital	672,142	670,897
Stockholder loans	(480)	(936)
Accumulated other comprehensive loss	(14,464)	(15,498)
Retained earnings	150,559	135,762

Total stockholders' equity	807,844	790,312

Total liabilities and stockholders' equity	$3,344,907	$3,381,779

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
REVENUES:
Commissions	$347,220	$420,645
Advisory fees	163,905	216,277
Asset-based fees	62,654	88,607
Transaction and other fees	61,338	58,477
Interest income	5,456	9,060
Other	2,467	5,581

Total revenues	643,040	798,647

EXPENSES:
Commissions and advisory fees	434,702	547,469
Compensation and benefits	66,978	92,709
Depreciation and amortization	27,395	23,622
Promotional	12,642	27,182
Occupancy and equipment	12,445	14,800
Communications and data processing	9,186	10,169
Professional services	8,366	11,097
Brokerage, clearing and exchange	7,829	5,862
Regulatory fees and expenses	5,474	5,952
Travel and entertainment	1,758	4,319
Other	3,393	4,238

Total noninterest expenses	590,168	747,419
Interest expense from senior credit facilities, subordinated notes and revolving line of credit	25,941	30,167
Interest expense from brokerage operations	62	514
Loss on equity investment	84	248

Total expenses	616,255	778,348

INCOME BEFORE PROVISION FOR INCOME TAXES	26,785	20,299
PROVISION FOR INCOME TAXES	11,988	8,634

NET INCOME	$14,797	$11,665

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Stockholder Loans	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
BALANCE—December 31, 2007	$86	$664,568	$(1,242)	$(6,512)	$90,266	$747,166
Comprehensive income:
Net income					11,665	11,665
Unrealized loss on interest rate swaps, net of tax benefit of $4,893				(7,769)		(7,769)

Total comprehensive income						3,896
Exercise of stock options		325				325
Tax benefit from stock options exercised		432				432
Interest accrued on stockholder loans			(14)			(14)
Share-based compensation		815				815
Issuance of 143,884 shares of common stock		4,000				4,000
Repurchase of 121,370 shares of common stock		(3,374)				(3,374)

BALANCE—March 31, 2008	$86	$666,766	$(1,256)	$(14,281)	$101,931	$753,246

BALANCE—December 31, 2008	$87	$670,897	$(936)	$(15,498)	$135,762	$790,312
Comprehensive income:
Net income					14,797	14,797
Unrealized gain on interest rate swaps, net of tax expense of $393				1,034		1,034

Total comprehensive income						15,831
Repayment of stockholder loans, net of accrued interest			456			456
Share-based compensation		1,426				1,426
Repurchase of 10,000 shares of common stock		(181)				(181)

BALANCE—March 31, 2009	$87	$672,142	$(480)	$(14,464)	$150,559	$807,844

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,797	$11,665
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Benefits received from retention plans	—	3,573
Depreciation and amortization	27,395	23,622
Amortization of debt issuance costs	936	935
Gain on disposal of fixed assets	(14)	—
Share-based compensation	1,426	815
Provision for bad debts	672	949
Deferred income tax provision	(5,397)	(7,155)
Loss on equity investment	84	248
Other	431	512
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	10,607	4,595
Receivables from clients	54,234	23,191
Receivables from product sponsors, broker-dealers and clearing organizations	63,140	36,361
Receivables from others	(14,810)	4,526
Securities owned	553	(4,440)
Securities borrowed	(361)	(2,012)
Other assets	(2,988)	(416)
Drafts payable	2,084	27,275
Payable to clients	(55,241)	(24,860)
Payables to broker-dealers and clearing organizations	3,549	14,472
Accrued commissions and advisory fees payable	288	10,863
Accounts payable and accrued liabilities	(7,413)	34,235
Income taxes payable/receivable	11,646	2,113
Securities sold but not yet purchased	(1,733)	(5,800)

Net cash provided by operating activities	103,885	155,267

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,235)	(18,453)
Proceeds from the disposal of fixed assets	67	—
Purchase of other securities classified as held-to-maturity	(2,237)	(507)
Proceeds from maturity of other securities classified as held-to-maturity	1,500	1,000

Net cash used in investing activities	(1,905)	(17,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment of revolving line of credit	—	(40,000)
Repayment of senior credit facilities	(2,106)	(2,106)
Excess tax benefit associated with stock options exercised	—	432
Repayment of stockholder loans	462	—
Proceeds from stock options exercised	—	325
Issuance of common stock	—	4,000
Repurchase of common stock	(181)	(3,374)

Net cash used in financing activities	(1,825)	(40,723)

NET INCREASE IN CASH AND CASH EQUIVALENTS	100,155	96,584
CASH AND CASH EQUIVALENTS—Beginning of period	219,239	188,003

CASH AND CASH EQUIVALENTS—End of period	319,394	$284,587

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$11,221	$16,079

Income taxes paid	5,758	$15,703

NONCASH DISCLOSURES:
Increase in unrealized gain (loss) on interest rate swaps, net of tax expense (benefit) of $393 and $(4,893) for the three months ended March 31, 2009 and 2008	$1,034	$(7,769)

Capital expenditures purchased through short-term credit	$953	$2,361

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

2.     BASIS OF PRESENTATION

        Quarterly Reporting—The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal recurring nature. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period.

        The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes for the year ended December 31, 2008, contained in the Company's Annual Report on Form 10-K as filed with the SEC.

        Consolidation—These unaudited condensed consolidated financial statements include the accounts of LPLIH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method.

        Use of Estimates—The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to revenue and related expense recognition, asset impairment, valuation of accounts receivable, contingencies and litigation, and valuation and recognition of share-based payments. These accounting policies are stated in the notes to the audited consolidated financial statements for the year ended December 31, 2008, contained in the Annual Report on Form 10-K as filed with the SEC. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

        Reclassifications—Certain reclassifications were made to previously reported amounts in the condensed consolidated financial statements and notes thereto to make them consistent with the current period presentation. The Company has reclassified $0.25 million of other expenses in 2008, more appropriately as loss on equity investment, to conform to the 2009 presentation.

        Fair Value of Financial Instruments—The Company's financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

the exception of its indebtedness. The Company carries its indebtedness at amortized cost, in accordance with GAAP. As of March 31, 2009, these carrying amounts and fair values were approximately $1,466 million and $1,202 million, respectively. As of December 31, 2008, these carrying amounts and fair values were approximately $1,468 million and $1,057 million, respectively. See Note 4 for additional detail regarding the Company's fair value measurements.

        Recently Issued Accounting Pronouncements—With the exception of the items discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in the Company's 2008 Annual Report on Form 10-K, that are of significance, or potential significance, to the Company.

        In April 2009, the Financial Accounting Standards Board ("FASB") issued three Staff Positions ("FSPs") intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS 157-4"), provides guidance on determining fair value when market activity has decreased. FSP FAS 107-1 and Accounting Principles Board No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP FAS 115-2"), provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. These FSPs shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of these FSPs to have a material effect on its financial statements.

3.     RESTRUCTURING

        On December 29, 2008, the Company committed to and implemented an organizational restructuring plan intended to reduce the cost structure and improve operating efficiencies, which resulted in a reduction in its overall workforce. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), the Company has recorded restructuring charges consisting of employee severance and other personnel-related expenses, which have been accrued in accounts payable and accrued liabilities within the accompanying condensed consolidated statements of financial condition. The Company expects to complete all the activities associated with the restructuring by March 31, 2010, a substantial portion of which will be paid by June 30, 2009.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The following table summarizes the Company's restructuring accrual activity for the three months ending March 31, 2009 (in thousands):

Severance and Benefits Accrued
Balance at December 31, 2008	$14,533
Adjustments(1)	(327)
Payments	(10,161)

Balance at March 31, 2009	$4,045

(1)
Adjustments represent changes in the Company's estimates for the cost of providing post employment benefits to employees impacted by its restructuring activities.

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

        The Company's fair value measurements are evaluated within the fair value hierarchy prescribed by SFAS 157, based on the nature of inputs used to determine the fair value at the measurement date. At March 31, 2009, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:

        Cash Equivalents—The Company's cash equivalents include money market funds, which are short term in nature with readily determinable values derived from active markets.

        Cash and Securities Segregated Under Federal and Other Regulations—The Company's segregated accounts contain U.S. treasury securities that are short term in nature with readily determinable values derived from quoted prices in active markets.

        Securities Owned and Securities Sold But Not Yet Purchased—The Company's marketable securities consist of house account model portfolios for the purpose of benchmarking the performance of its fee

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

based advisory platforms, and temporary positions resulting from the processing of client transactions. The Company's marketable securities are comprised as follows:

  •
  Money market and U.S. Treasury investments—Money market funds and U.S. treasury securities are short term in nature with readily determinable values derived from quoted prices in active markets.

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

        Other Assets—The Company's other assets include deferred compensation assets that are invested in money market funds and mutual funds which are actively traded and valued based on quoted market prices in active markets.

        Interest Rate Swaps—The Company's interest rate swaps are not traded on a market exchange; therefore, the fair values are determined using externally developed valuation models which include assumptions about the London Interbank Offered Rate ("LIBOR") yield curve at interim reporting dates as well as counterparty credit risk and the Company's own non-performance risk.

        The Company has segregated all recurring fair value measurements into the most appropriate level within the fair value hierarchy in the tables below, based on an evaluation of inputs used to determine the fair value at March 31, 2009 and December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Fair Value Measurements
At March 31, 2009:
Assets
Cash equivalents	$165,438	$—	$—	$165,438
Cash and securities segregated under federal and other regulations	328,006	—	—	328,006
Securities owned	9,295	645	—	9,940
Other assets(1)	8,015	—	—	8,015

Total assets at fair value	$510,754	$645	$—	$511,399

Liabilities
Securities sold but not yet purchased	$2,095	$82	$—	$2,177
Interest rate swaps	—	23,990	—	23,990

Total liabilities at fair value	$2,095	$24,072	$—	$26,167

(1)
Other assets recorded at fair value on a recurring basis include deferred compensation plan assets.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Level 1	Level 2	Level 3	Fair Value Measurements
At December 31, 2008:
Assets
Cash equivalents	$56,122	$—	$—	$56,122
Securities owned	10,301	610	—	10,911
Other assets(1)	6,965	—	—	6,965

Total assets at fair value	$73,388	$610	$—	$73,998

Liabilities
Securities sold but not yet purchased	$3,672	$238	$—	$3,910
Interest rate swaps	—	25,417	—	25,417

Total liabilities at fair value	$3,672	$25,655	$—	$29,327

(1)
Other assets recorded at fair value on a recurring basis include deferred compensation plan assets.

5.     INTANGIBLE ASSETS

        The components of intangible assets as of March 31, 2009 and December 31, 2008 are as follows (in thousands):

	Gross carrying value	Accumulated amortization	Net carrying value
At March 31, 2009:
Definite-lived intangible assets:
Advisor relationships	$482,397	$(78,177)	$404,220
Product sponsor relationships	233,663	(36,385)	197,278
Trust client relationships	2,630	(554)	2,076
Trademarks and trade names	2,757	(1,417)	1,340

Total definite-lived intangible assets	$721,447	$(116,533)	$604,914

Indefinite-lived intangible assets:
Trademark and trade name			39,819

Total intangible assets			$644,733

At December 31, 2008:
Definite-lived intangible assets:
Advisor relationships	$482,397	$(71,318)	$411,079
Product sponsor relationships	233,663	(33,442)	200,221
Trust client relationships	2,630	(521)	2,109
Trademarks and trade names	2,757	(1,282)	1,475

Total definite-lived intangible assets	$721,447	$(106,563)	$614,884

Indefinite-lived intangible assets:
Trademark and trade name			39,819

Total intangible assets			$654,703

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        Total amortization expense of intangible assets was $9.97 million and $9.73 million for the three months ended March 31, 2009 and 2008, respectively. Amortization expense for each of the fiscal years ended December 2009 through 2013 and thereafter is estimated as follows (in thousands):

2009—remainder	$29,442
2010	38,454
2011	38,194
2012	37,723
2013	36,941
Thereafter	424,160

Total	$604,914

6.     INCOME TAXES

        The Company's effective income tax rate differs from the federal corporate tax rate of 35%, primarily as a result of state taxes, settlement contingencies and nondeductible expenses for tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These items resulted in effective tax rates of 44.8% and 42.5% for the three months ended March 31, 2009 and 2008, respectively.

7.     INDEBTEDNESS

        Senior Secured Credit Facilities—Borrowings under the Company's senior secured credit facilities bear interest at a base rate equal to either one, two, three, six, nine or twelve-month LIBOR plus the applicable margin, or an alternative base rate ("ABR") plus the applicable margin. The ABR is equal to the greater of the prime rate or the federal funds effective rate plus 1/2 of 1.00%. The applicable margin on the senior secured term credit facilities could change depending on the Company's credit rating. The senior secured credit facilities are subject to certain financial and nonfinancial covenants. As of March 31, 2009, the Company was in compliance with all such covenants.

        Senior Unsecured Subordinated Notes—The Company also has $550.00 million of senior unsecured subordinated notes due December 15, 2015. The notes bear interest at 10.75% per annum and interest payments are payable semiannually in arrears. The Company is not required to make mandatory redemption or sinking-fund payments with respect to the notes. The indenture underlying the senior unsecured subordinated notes contains various restrictions with respect to the issuer, including one or more restrictions relating to limitations on liens, sale and leaseback arrangements, and funded debt of subsidiaries.

        Revolving Line of Credit—The Company maintains a $100.00 million revolving line of credit facility, $10.00 million of which is being used to support the issuance of an irrevocable line of credit for its subsidiary, The Private Trust Company, N.A. ("PTC"), and $90.00 million of which was drawn for a combination of acquisition integration costs and credit preservation measures. The revolving credit facility carries a borrowing rate of one-month LIBOR plus an interest rate margin of an additional 2.00%. On both March 31, 2009 and December 31, 2008, there was a $90.00 million outstanding borrowing balance against the revolving line of credit.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        Bank Loans Payable—In April 2008, the Company entered into an uncommitted line of credit that has a $100.00 million limit and is primarily dependent on its ability to provide sufficient collateral. The Company also maintains an additional uncommitted line of credit, which has an unspecified limit and is also dependent on its ability to provide sufficient collateral. At March 31, 2009 and December 31, 2008, there were no outstanding balances on the Company's uncommitted lines of credit.

        The Company's outstanding borrowings were as follows (in thousands):

		March 31, 2009			December 31, 2008
	Maturity	Balance	Interest Rate		Balance	Interest Rate
Revolving line of credit	12/28/2011	$90,000	2.52%	(1)	$90,000	2.46%	(4)
Senior secured term loan:
Unhedged	6/28/2013	330,541	2.28%	(2)	332,647	2.23%	(5)
Hedged with interest rate swaps	6/28/2013	495,000	2.97%	(3)	495,000	3.21%	(6)
Senior unsecured subordinated notes	12/15/2015	550,000	10.75%		550,000	10.75%

Total borrowings		1,465,541			1,467,647
Less current borrowings (maturities within 12 months)		8,424			8,424

Long-term borrowings—net of current portion		$1,457,117			$1,459,223

(1)
As of March 31, 2009, the variable interest rate for the revolving line of credit is based on the one-month LIBOR of 0.52% plus the applicable interest rate margin of 2.00%.

(2)
As of March 31, 2009, the variable interest rate for the unhedged portion of the senior secured term loan is based on a weighted average of the one- and three-month LIBOR of 0.52% and 1.22%, respectively, plus the applicable interest rate margin of 1.75%.

(3)
As of March 31, 2009, the variable interest rate for the hedged portion of the senior secured term loan is based on the three-month LIBOR of 1.22%, plus the applicable interest rate margin of 1.75%.

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

(6)
As of December 31, 2008, the variable interest rate for the hedged portion of the senior secured term loan is based on the three-month LIBOR of 1.46%, plus the applicable interest rate margin of 1.75%.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The following summarizes borrowing activity in the revolving and margin credit facilities (in thousands):

	Three months ended March 31,
	2009	2008
Average balance outstanding	$90,000	$34,027
Weighted-average interest rate	2.45%	4.24%

        The minimum calendar year principal payments and maturities of borrowings as of March 31, 2009 are as follows (in thousands):

	Senior Secured	Revolving Line of Credit		Senior Unsecured	Total Amount
2009—remainder	$6,318	$		$—	$6,318
2010	8,424		—	—	8,424
2011	8,424		90,000	—	98,424
2012	8,424		—	—	8,424
2013	793,951		—	—	793,951
Thereafter	—		—	550,000	550,000

Total	$825,541		$90,000	$550,000	$1,465,541

8.     INTEREST RATE SWAPS

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The following table summarizes information related to the Company's interest rate swaps as of March 31, 2009 (in thousands):

Notional Balance	Fixed Pay Rate	Variable Receive Rate(1)	Fair Value	Maturity Date
$95,000	4.77%	1.22%	$(838)	June 30, 2009
70,000	3.43%	1.22%	(1,860)	June 30, 2010
120,000	4.79%	1.22%	(5,179)	June 30, 2010
145,000	4.83%	1.22%	(10,233)	June 30, 2011
65,000	4.85%	1.22%	(5,880)	June 30, 2012

$495,000			$(23,990)

(1)
The variable receive rate reset on the last day of the period is based on the applicable three-month LIBOR. The effective rate from December 31, 2008 through March 30, 2009 was 1.46%. As of March 31, 2009, the effective rate was 1.22%.

        Each of the interest rate swap agreements listed above have been designated as cash flow hedges against specific payments due on the Company's senior secured term loan. The interest rate swap agreements qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). As of March 31, 2009, the Company assessed the interest rate swap agreements as being highly effective and expects them to continue to be highly effective. Accordingly, the changes in fair value of the interest rate swaps have been recorded as other comprehensive loss, with the fair value included as a liability on the Company's condensed consolidated statements of financial condition. Based on current interest rate assumptions and assuming no additional interest rate swap agreements are entered into, the Company expects to reclassify $16.80 million or $9.28 million after tax, from other comprehensive loss as additional interest expense over the next 12 months.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        Future minimum payments under leases, lease commitments and other noncancellable contractual obligations with remaining terms greater than one year as of March 31, 2009 are as follows (in thousands):

Years ending December 31
2009—remainder	$16,280
2010	21,129
2011	17,493
2012	14,559
2013	10,858
Thereafter	18,753

Total	$99,072

        Total rental expense for all operating leases was approximately $5.28 million and $5.14 million for the three months ended March 31, 2009 and 2008, respectively.

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

        LPL Financial Corporation ("LPL Financial") provides guarantees to securities clearing houses and exchanges under their standard membership agreements, which require a member to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing houses and exchanges, all other members would be required to meet any shortfall. The Company's liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these agreements is remote. Accordingly, no liability has been recognized for these transactions.

        Loan Commitments—From time to time, the Company makes loans to its financial advisors, primarily to new recruits to assist in the transition process. Due to timing differences, the Company may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the financial advisor joining the Company, and may be forgivable. As of March 31, 2009, the Company estimates that it had made commitments for $1.57 million in transition loans that have not yet been funded.

        At March 31, 2009, the Company had made payments of $3.97 million in transition loans, which bear interest at the minimum federal rate per annum as published by the IRS and are forgivable on a prorated basis over five years, based upon the financial advisor's achievement of certain commission targets. Outstanding loan balances plus interest are payable in full if the financial advisor has not achieved 100-percent of the cumulative commission targets.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        Litigation—The Company has been named as a defendant in various legal actions, including arbitrations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty what the eventual loss or range of loss related to such matters will be. The Company believes, based on current knowledge, after consultation with counsel, and consideration of insurance, if any, that the outcome of such matters will not have a material adverse effect on its accompanying condensed consolidated statements of financial condition, income, or cash flows.

        The Company recognizes a liability for legal and defense costs when it believes it is probable a liability has occurred and the amount can be reasonably estimated. Legal and defense costs are expensed as incurred and classified as professional services within the accompanying condensed consolidated statements of income. In 2008, and in accordance with the related purchase and sale agreements, the Company received $3.44 million from the sellers for the reimbursement of legal and defense costs for which it was indemnified at or prior to the date of acquisition. The Company has recorded the indemnifications as a reduction in professional services at the time such amounts were acknowledged by the sellers. At March 31, 2009, the Company has an indemnification receivable of $2.68 million, which is included in other assets in the accompanying condensed consolidated statements of financial condition. The Company has not recorded any additional reserve for legal expenses as all known cases are covered by the indemnification.

        Associated Securities Corporation ("ASC") is a respondent or defendant in several arbitration and court proceedings involving the activities of a former agent. In January 2009, a federal court issued a summary judgment order dismissing ASC from the case. Plaintiffs in that case have appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. In an arbitration matter decided in March 2009, an arbitration panel found ASC and the former agent jointly and severally liable for damages totaling $8.86 million. ASC has filed a motion to vacate the arbitration decision. The Company is fully indemnified by the previous owners for these matters.

        Other Commitments—As of March 31, 2009, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $281.09 million, which it can sell or repledge. Of this amount, approximately $152.41 million has been pledged or sold as of March 31, 2009; $142.24 million was pledged to banks in connection with unutilized secured margin lines of credit, $3.96 million was pledged to client-owned securities with the Options Clearing Corporation, and $6.21 million was loaned to the Depository Trust Company ("DTC") through participation in its Stock Borrow Program. As of December 31, 2008, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $335.88 million, which it can sell or repledge. Of this amount, approximately $152.30 million has been pledged or sold as of December 31, 2008: $143.83 million was pledged to banks in connection with unutilized secured margin lines of credit, $3.22 million was pledged to client-owned securities with the Options Clearing Corporation, and $5.25 million was loaned to the DTC through participation in its Stock Borrow Program.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.   SHARE-BASED COMPENSATION

        Certain employees, former employees, officers, directors, financial advisors and financial institutions participate in stock option plans of the Company. The Company's financial advisors participate in a stock bonus plan and certain employees and former employees participate in a nonqualified deferred compensation plan. The terms of these plans are set forth in the 2008 Annual Report on Form 10-K.

  Share-Based Compensation

        The Company recognized $1.24 million and $0.82 million of share-based compensation under SFAS No. 123R (Revised), Share-Based Payment ("SFAS 123R") related to employee stock option awards during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, total unrecognized compensation cost related to nonvested share-based compensation arrangements granted was $16.33 million, which is expected to be recognized over a weighted-average period of 3.03 years. Under SFAS 123R, the Company calculates the compensation cost for stock options based on its estimated fair value.

        The Company recognized $0.19 million of share based compensation during the three months ended March 31, 2009, related to the vesting of stock options awarded to non-employees. As of March 31, 2009, total unrecognized compensation cost related to nonvested share-based compensation arrangements granted was $5.09 million for non-employees, which is expected to be recognized over a weighted-average period of 4.43 years.

        The following table presents the weighted-average assumptions used by the Company in calculating the fair value of its stock options with the Black-Scholes valuation model for the three months ended March 31, 2009 and 2008:

	2009	2008
Expected life (in years)	8.81	5.99
Expected stock price volatility	48.67%	30.74%
Expected dividend yield	—	—
Annualized forfeiture rate	3.00%	1.00%
Fair value of options	$10.40	$9.77
Risk-free interest rate	2.45%	2.71%

        The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. In the future, as the Company gains historical data for volatility in its own stock and the actual term over which employees hold its options, expected volatility, and the expected term may change, which could substantially change the grant-date fair value of future awards of stock options and, ultimately, compensation recorded on future grants. The Company estimates the expected term for its employee option awards using the simplified method in accordance with SAB No. 107, Shared-Based Payment, which was subsequently amended and replaced by SAB 110, Certain Assumptions Used in Valuation Methods. The simplified method is used because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. The Company estimates the expected term for its non-employee option awards using the contractual term in accordance with Emerging Issues Task Force Issue No. 96-18 ("EITF 96-18").

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

        The following table summarizes the Company's activity in its stock option plans for the three months ended March 31, 2009:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding—December 31, 2008	20,078,283	$4.87
Granted	508,606	18.04
Exercised	—	—
Forfeited	(162,169)	27.07

Options outstanding—March 31, 2009	20,424,720	$5.02	5.08	$285,745

Options exercisable—March 31, 2009	17,972,150	$2.34	4.55	$285,613

        The following table summarizes information about outstanding stock option awards:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
At March 31, 2009:
$1.07-$2.38	17,498,370	4.44	$1.73	17,498,370	$1.73
$10.30-$18.89	654,556	9.37	17.59	71,810	15.27
$21.60-$27.80	2,271,794	8.82	26.72	401,970	26.64

	20,424,720	5.08	$5.02	17,972,150	$2.34

2008 Nonqualified Deferred Compensation Plan

        On November 19, 2008, the Company established an unfunded, unsecured deferred compensation plan to permit employees and former employees that hold non-qualified stock options issued under the 2005 Stock Option Plan for Incentive Stock Options and 2005 Stock Option Plan for Non-qualified Stock Options, a one-time opportunity to exchange stock options expiring in 2009 and 2010, for stock units of the 2008 Nonqualified Deferred Compensation Plan. Stock units represent the right to receive one share of common stock. Distribution will occur at the earliest of (a) December 31, 2012; (b) a change in control of the Company; or (c) death or disability of the participant. The exchange of stock

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

options for stock units is not taxable for federal and state income tax purposes until the participant receives a distribution under the deferred compensation plan. At March, 31, 2009, the Company had 2,823,452 stock units outstanding under the 2008 Nonqualified Deferred Compensation Plan.

Stock Bonus Plan

        The Company's financial advisors participate in the fifth amended and restated 2000 Stock Bonus Plan (the "Stock Bonus Plan"), which provided for the grant and allocation of bonus credits. Each bonus credit represented the right to receive shares of common stock. Participation in the Stock Bonus Plan was dependent upon meeting certain eligibility criteria, and bonus credits were allocated to eligible participants based on certain performance metrics, including amount and type of commissions, as well as tenure with the firm. Bonus credits vested annually in equal increments over a three-year period and expired on the tenth anniversary following the date of grant. Unvested bonus credits held by financial advisors who terminated prior to vesting were forfeited and reallocated to other financial advisors eligible under the plan. In 2008, the Company amended and restated its Stock Bonus Plan by eliminating the vesting provisions and granting the financial advisors with physical ownership of common stock of the Company. Consequently, on December 28, 2008, the Company issued 7,423,973 restricted shares in exchange for bonus credits. These restricted shares may not be sold, assigned or transferred and are not entitled to receive dividends or non-cash distributions, until either a sale of the Company that constitutes a change in control or an initial public offering.

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

11.   RELATED PARTY TRANSACTIONS

        AlixPartners, LLP ("AlixPartners"), a company majority-owned by one of the Company's Majority Holders, provides LPL Financial with consulting services pursuant to an agreement for interim management and consulting services dated August 21, 2007. LPL Financial paid $0.59 million and $1.24 million to AlixPartners during the three months ended March 31, 2009 and 2008, respectively, and an additional $0.01 million and $0.15 million was included in accounts payable and accrued liabilities on the accompanying condensed consolidated statements of financial condition as of March 31, 2009 and December 31, 2008, respectively, for fees under such agreement.

        Artisan Partners Limited Partnership ("Artisan"), a company majority-owned by one of the Company's Majority Holders, pays fees to LPL Financial in exchange for product distribution and record-keeping services. During the three months ended March 31, 2009 and 2008, LPL Financial earned $0.26 million and $0.46 million, respectively, in fees from Artisan. Additionally, as of March 31, 2009 and December 31, 2008, Artisan owed LPL Financial $0.26 million and $0.27 million, respectively, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the accompanying condensed consolidated statements of financial condition.

        Blue Frog Solutions, Inc. ("Blue Frog"), a privately held technology company in which the Company holds an approximate 13.9% ownership interest, provides LPL Financial with software

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

licensing for annuity order entry and compliance. LPL Financial paid $0.54 million to Blue Frog for such services during the three months ended March 31, 2009.

        In conjunction with the acquisition of UVEST Financial Services Group, Inc. ("UVEST"), the Company made full-recourse loans to certain members of management (also selling stockholders), most of which are now stockholders of the Company. As of March 31, 2009, outstanding stockholder loans, which are reported as a deduction from stockholders' equity, were approximately $0.48 million.

12.   NET CAPITAL/REGULATORY REQUIREMENTS

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

        Net capital and net capital requirements for the Company's broker-dealer subsidiaries as of March 31, 2009 are presented in the following table (in thousands):

	Net Capital	Minimum Net Capital Required	Excess Net Capital
LPL Financial Corporation	$108,479	$5,547	$102,932
UVEST Financial Services Group, Inc.	15,094	1,630	13,464
Mutual Service Corporation	10,659	755	9,904
Associated Securities Corp.	1,733	250	1,483
Waterstone Financial Group, Inc.	4,479	257	4,222

Total	$140,444	$8,439	$132,005

        LPL Financial is a clearing broker-dealer and the remaining broker-dealer subsidiaries are introducing broker-dealers.

        PTC is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's condensed consolidated financial statements. As of March 31, 2009, the Company has met all capital adequacy requirements to which it is subject.

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

        LPL Financial is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligation to LPL Financial. Clients are required to complete their transactions on the settlement date, generally three business days after the trade date. If clients do not fulfill their contractual obligations, LPL Financial may incur losses. LPL Financial has established procedures to reduce this risk by generally requiring that clients deposit cash and/or securities into their account prior to placing an order.

        LPL Financial may at times maintain inventories in equity securities on both a long and short basis that are recorded on the accompanying condensed consolidated statements of financial condition at market value. While long inventory positions represent LPL Financial's ownership of securities, short inventory positions represent obligations of LPL Financial to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, both long and short inventory positions may result in losses or gains to LPL Financial as market values of securities fluctuate. To mitigate the risk of losses, long and short positions are marked-to-market daily and are continuously monitored by LPL Financial.

        UVEST and the broker-dealer subsidiaries of Independent Advisor Services Group LLC are engaged in buying and selling securities and other financial instruments for clients of financial advisors. Such transactions are introduced and cleared through a third-party clearing firm on a fully disclosed basis. While introducing broker-dealers generally have less risk than clearing firms, their clearing agreements expose them to credit risk in the event that their clients don't fulfill contractual obligations with the clearing broker-dealer.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts" and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risk Factors" in Part I1, Item 1A of this report. The following discussion should be read in conjunction with our 2008 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, and the Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q.

Overview

        We are a leading provider of technology, brokerage and investment advisory services through business relationships with independent financial advisors, registered investment advisors and financial institutions (collectively, our "customers"). Through our proprietary technology, custody and clearing platforms, we provide our customers with access to a broad array of financial products and services, which enable them to more effectively provide independent financial advice and brokerage services to retail investors (their "clients").

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

How We Evaluate Growth

        We focus on several key financial and non-financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics as of and for the three months ended March 31, 2009 and 2008 are as follows:

	2009	2008
Non-Financial Metrics
Financial advisors(1)	12,294	11,241
Total client accounts(2)	3,460,249	3,115,578
AUM(3) (in billions)	$246.56	$288.15
Financial Metrics
Revenue growth from prior year	(19.5)%	41.9%
Recurring revenue as a % of total revenue(4)	55.0%	60.7%
Gross margin as a % of revenue	31.2%	30.7%
Adjusted EBITDA (in millions)	$81,942	$89,225

(1)
Financial advisors are defined as those investment professionals who are licensed to do business with our broker-dealer subsidiaries.

(2)
Represents custodied, networked and non-networked client accounts that have been funded.

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

        Set forth below is a reconciliation from our net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2009 and 2008:

	2009	2008
	(in thousands)
Net income	$14,797	$11,665
Interest expense(a)	25,941	30,167
Income tax expense	11,988	8,634
Depreciation and amortization	27,395	23,622

EBITDA(e)	80,121	74,088
Non-cash items(b)	1,225	3,407
Non-recurring items(c)	(327)	—
Other adjustment items(d)	923	11,730

Adjusted EBITDA(e)	$81,942	$89,225

(a)
Interest expense includes non-operating interest from borrowings under our senior credit facilities, senior unsecured subordinated notes and revolving line of credit, as defined under the terms of our credit agreement.

(b)
Represents share based compensation expense for our employees under the provisions of SFAS 123R and non-cash compensation benefits incurred pursuant to the purchase and sale agreements of certain acquisitions.

(c)
Represents an adjustment to our organizational restructuring charge in accordance with SFAS 146. See Note 3 to our condensed consolidated financial statements for additional information on this activity.

(d)
Represents acquisition and integration related expenses including legal and other professional service fees and retention payments. Also includes pro forma adjustments for general and administrative expenditures from our acquisition and resulting shutdown of Independent Financial Marketing Group, Inc. and IFMG Securities, Inc. (collectively "IFMG"), as permitted under the terms of our credit agreement.

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

Economic Overview and Impact of Financial Market Events

        The economic and global financial markets continued to experience severe declines through most of the first quarter in 2009. Major financial indices such as the S&P 500 hit their lowest levels of the year on March 9, 2009, but then recovered to levels comparable with those seen toward the end of 2008. Although markets have shown some signs of stabilization, current price levels have directly reduced the market value of our AUM for which we recognize commission and advisory revenues. Elevated market volatility, a fragile economic backdrop and weak investor confidence regarding the capital markets has driven retail investors to seek highly-liquid, stable investments, such as fixed annuities and fixed income securities, as well as money market funds and FDIC insured deposits. We earn fees across various financial products and those fees have been impacted as a result of reduced asset levels and investment activity as well as lower interest rates. In the case of money market and cash sweep products, client assets have increased 28.8% to $22.82 billion as of March 31, 2009 compared to $17.72 billion at March 31, 2008, however our asset-based fees have decreased due to changes in short-term interest rates and the Federal Reserve's effective federal funds rate, which is currently set at a target of 0% to 0.25%, the lowest seen in history.

        In response to the lower levels of revenues that result from these conditions, we have been vigilant in our efforts to reduce costs and control our expenditures. In the fourth quarter of 2008, we initiated a series of cost reduction measures through a strategic business review. Those efforts included the December 31, 2008 decision to reduce our workforce by approximately 275 employees, or approximately 10.0%, which have resulted in additional costs during the fourth quarter of 2008, but have reduced operating costs by approximately $6.83 million during the first quarter of 2009.

        We are managing the impact to our revenues with a strategic focus on attractive growth opportunities such as recruiting business relationships and through productivity and simplicity initiatives. We plan to carry on such efforts into 2009 and beyond, which will help mitigate some of the negative financial risks associated with current market conditions and bolster our growth capabilities. We remain focused on retaining our customers and providing their clients with independent and unbiased financial advice. This strategy is our key competitive advantage and provides sustainable success for our advisors and our firm.

Results of Operations

        The following discussion presents an analysis of our results of operations for the three months ended March 31, 2009 and 2008. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(in thousands)
Revenues
Commissions	$347,220	$420,645	$(73,425)	(17.5)%
Advisory fees	163,905	216,277	(52,372)	(24.2)%
Asset-based fees	62,654	88,607	(25,953)	(29.3)%
Transaction and other fees	61,338	58,477	2,861	4.9%
Other	7,923	14,641	(6,718)	(45.9)%

Total revenues	643,040	798,647	(155,607)	(19.5)%

Expenses
Production	442,531	553,330	(110,799)	(20.0)%
Compensation and benefits	66,978	92,709	(25,731)	(27.8)%
General and administrative	49,871	73,520	(23,649)	(32.2)%
Depreciation and amortization	27,395	23,622	3,773	16.0%
Other	3,393	4,238	(845)	(19.9)%

Total non-interest expenses	590,168	747,419	(157,251)	(21.0)%

Interest expense	26,003	30,681	(4,678)	(15.2)%
Loss on equity investment	84	248	(164)	(66.1)%

Total expenses	616,255	778,348	(162,093)	(20.8)%

Income before provision for income taxes	26,785	20,299	6,486	32.0%
Provision for income taxes	11,988	8,634	3,354	38.8%

Net income	$14,797	$11,665	$3,132	26.8%

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

        The following table sets forth our commission revenue, by product category included in our condensed consolidated statements of income for the periods indicated (in millions):

	Three Months Ended March 31,
	2009	% Total	2008	% Total
Annuities	$189.59	54.6%	$204.74	48.7%
Mutual funds	82.82	23.9%	135.03	32.1%
Insurance	21.10	6.0%	23.24	5.5%
Equities	20.09	5.8%	20.32	4.8%
Alternative investments	17.32	5.0%	21.89	5.2%
Fixed income	15.64	4.5%	14.78	3.5%
Other	0.66	0.2%	0.65	0.2%

Total commission revenue	$347.22	100.0%	$420.65	100.0%

        Commission revenue decreased by $73.43 million, or 17.5%, for the three months ended March 31, 2009 compared with the three months ended March 31, 2008, fueled primarily by declining market conditions resulting in a reduction in our trailing commissions. In addition, there has been a shift in product mix from mutual funds to fixed annuities and fixed income securities, which offer retail investors a stronger rate of return in the current interest environment. These declines were offset in part by an increase in trade volume for which we earn a commission.

Advisory fees

        Advisory fee revenues represent fees charged by us and our customers to retail investors based on the value of AUM.

        Advisory fees decreased by $52.37 million, or 24.2%, for the three months ended March 31, 2009 compared with the three months ended March 31, 2008, primarily due to market conditions and a resulting 19.7% decrease in advisory AUM, which was $57.54 billion at March 31, 2009 compared to $71.66 billion at March 31, 2008.

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

        Asset-based fees decreased $25.95 million, or 29.3%, for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. This decrease was primarily driven by the declining interest rate environment and its influence on fees associated with our cash sweep programs and resulting asset based revenues. The effect of declining interest rates has been partially offset by a 28.8% increase in the average client assets custodied in these programs, which is consistent with the prevailing shift of assets from invested capital to our cash sweep programs.

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

        Transaction and other fees increased $2.86 million, or 4.9%, for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. The increase is attributed primarily to an increase in trade volume, offset by a decrease in revenues related to conference events, which we sponsored in 2008 but did not recur in 2009. Specifically, our trade volume increased by 0.44 million, or 14.7%, for the three months ended March 31, 2009 compared with the three months ended March 31, 2008.

Other revenue

        Other revenue includes marketing re-allowances from certain product manufacturers as well as interest income from client margin accounts and cash equivalents.

        Other revenue decreased $6.72 million, or 45.9%, for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. This change was primarily due to lower interest revenue from client margin lending activities and to a lesser extent, interest income generated on our cash equivalents.

Expenses

Production expenses

        Production expenses consist of commissions and advisory fees as well as brokerage, clearing and exchange fees. We pay out the majority of commissions and advisory fees received from sales or services provided by our customers. Substantially all of these pay-outs are variable and correlated to the revenues generated by each customer.

        Production expenses decreased $110.80 million, or 20.0%, for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. The decrease in production expenses is highly correlated with our decrease in commission and advisory expenses, which decreased by $112.77 million, or 20.6%, for the three months ended March 31, 2009 compared with the three months ended March 31, 2008.

Compensation and benefits

        Compensation and benefits represent compensation-related expenses for our employees (including share-based compensation expense), as well as compensation for temporary employees and consultants.

        Compensation and benefits decreased $25.73 million, or 27.8%, for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. The decrease is primarily attributed to our ongoing strategic business review and resulting cost management initiatives as well as attrition. Through year-to-date attrition, retirements and our reduction in workforce implemented in the fourth quarter of 2008, our number of full-time employees has declined by 440, or 15.2%, to 2,448 for the three months ended March 31, 2009, compared to 2,888 for the three months ended March 31, 2008.

General and administrative expenses

        General and administrative expenses include promotional fees, occupancy and equipment, communications and data processing, regulatory fees, travel and entertainment, and professional services.

        General and administrative expenses decreased by $23.65 million, or 32.2%, for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. The decrease is primarily attributable to a $14.54 million decrease in promotional fees and recruiting associated with expenses related to conference events, which we sponsored in 2008 but did not recur in 2009. Additionally, our ongoing strategic business review and the resulting cost reduction measures led to decreases of $2.73 million in professional services, $2.56 million in travel and entertainment and $2.36 million in occupancy and equipment.

Depreciation and amortization

        Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets represent significant intangible assets established through acquisitions, as well as fixed assets which include internally developed software, hardware, leasehold improvements and other equipment.

        Depreciation and amortization expense increased by $3.77 million, or 16.0%, for the three months ended March 31, 2009 compared with the three months ended March 31, 2008, attributed to capital expenditures made to support integration efforts and the general growth of our business.

Other expenses

        Other expenses include bank fees, other taxes, bad debt expense and other miscellaneous expenses.

        Other expenses decreased by $0.85 million, or 19.9%, for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. The decrease is primarily due to our cost preservation measures.

Interest expense

        Interest expense includes operating interest expense related to brokerage operations and non-operating interest expense for our indebtedness.

        Interest expense decreased by $4.68 million, or 15.2%, for the three months ended March 31, 2009 compared with the three months ended March 31, 2008, reflecting lower average interest rates on our borrowings due in part by a credit rating upgrade received in September 2008, offset partially by an increase in the principal amount of debt outstanding.

Loss on equity investment

        Loss on equity investment represents our share of losses related to our 2007 investment in a privately held technology company.

        Loss on equity investment decreased $0.16 million for the three months ended March 31, 2009 compared with the three months ended March 31, 2008.

Provision for Income Taxes

        Our provision for income taxes increased by $3.35 million, or 38.8%, for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. The increase in income tax expense is primarily related to the increase in pre-tax income over comparable periods along with an increase in the effective income tax rate under GAAP, which was 44.8% and 42.5% for the three months ended March 31, 2009 and 2008, respectively. Changes in our effective tax rates reflect additional expenses and/or changes in our estimates for expenses that cannot be deducted for income tax purposes.

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

        A summary of changes in cash flow data is provided as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net cash flows provided by (used in):
Operating activities	$103,885	$155,267
Investing activities	(1,905)	(17,960)
Financing activities	(1,825)	(40,723)

Net increase in cash and cash equivalents	100,155	96,584
Cash and cash equivalents—beginning of period	219,239	188,003

Cash and cash equivalents—end of period	$319,394	$284,587

        Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.

        Net cash provided by operating activities for the three months ended March 31, 2009 and 2008, was $103.89 million and $155.27 million, respectively. The decrease in the three months ended March 31, 2009 as compared to the same period in 2008 is primarily related to a net increase in cash used for funding and settling of client transactions, as well as a decrease in accrued expenses associated with payments made to employees impacted by the Company's strategic business review and related restructuring.

        Net cash used in investing activities for the three months ended March 31, 2009 and 2008, was $1.91 million and $17.96 million, respectively. The decrease in the three months ended March 31, 2009 as compared to the same period in 2008 is principally due to less capital expenditures.

        Net cash used in financing activities for the three months ended March 31, 2009 and 2008 was $1.83 million and $40.72 million, respectively. The decrease in the three months ended March 31, 2009 as compared to the same period in 2008 is primarily related to the repayment of our revolving line of credit, which has not recurred in fiscal year 2009.

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

        Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. Historically, these timing differences were funded either with internally generated cash flow or, if needed, with funds drawn under short-term borrowing facilities, including both committed unsecured lines of credit and uncommitted lines of credit secured by client securities. LPL Financial, one of our broker-dealer subsidiaries, utilizes uncommitted lines secured by client securities to fund margin loans and other client transaction related timing differences.

        Our registered broker-dealers are subject to the SEC's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial and ASC compute net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customers' transactions, as defined. LPL Financial is also subject to the Commodity Futures Trading Commission's minimum financial requirements, which require that it maintain net capital, as defined, equal to 4% of customer funds required to be segregated pursuant to the Commodity Exchange Act, less the market value of certain commodity options, all as defined. UVEST, Mutual Service Corporation and Waterstone Financial Group, Inc. all compute net capital requirements under the aggregate indebtedness method, which requires firms to maintain minimum net capital, as defined, of not less than 6.67% of aggregate indebtedness, also as defined.

        Our subsidiary, PTC is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our condensed consolidated financial statements.

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

Indebtedness

        As of March 31, 2009, we had outstanding $825.54 million of borrowings under our senior secured credit facilities and $550.00 million of senior unsecured subordinated notes. The senior secured credit facilities also include a $100.00 million revolving credit facility, $10.00 million of which is currently being utilized to support the issuance of an irrevocable letter of credit issued for the benefit of PTC and $90.00 million of which was drawn for a combination of integration costs and credit preservation measures. This facility expires on December 28, 2011. We also maintain uncommitted lines of credit, which have an unspecified limit, primarily dependent on our ability to provide sufficient collateral. Additionally, in an effort to mitigate interest rate risk, we entered into interest rate swap agreements to hedge the variability on $495.00 million of our floating rate senior secured credit facilities.

  Interest Rate and Fees

        Borrowings under our senior secured credit facilities bear interest at a base rate equal to the one, two, three, six, nine or twelve-month LIBOR plus our applicable margin, or an ABR plus our applicable margin. The ABR is equal to the greater of the prime rate or the federal funds effective rate plus 1/2 of 1.00%. The applicable margin for borrowings is currently 1.00% with respect to the base rate borrowings and 2.00% with respect to LIBOR borrowings under the revolving credit facility, and 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings under the senior secured term loan facility. The applicable margin on the senior secured term loan facility could change depending on our credit rating. In September 2008, our corporate credit rating was upgraded to Ba3 from B1, which has reduced the interest rate on the senior secured credit facilities from LIBOR plus 200 basis points to LIBOR plus 175 basis points.

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

  Prepayments

        The senior secured credit facilities (other than the revolving credit facility) will require us to prepay outstanding senior secured term loan subject to certain exceptions, with:

  •
  50% (percentage will be reduced to 25% if our total leverage ratio is 5.00x or less and to 0% if our total leverage ratio is 4.00x or less) of our annual excess cash flow (as defined under our credit agreement) adjusted for, among other things, changes in our net working capital;

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

  •
  a minimum interest coverage ratio; and

  •
  a maximum total leverage ratio.

        At March 31, 2009, we were in compliance with all covenants under our senior secured credit facilities.

  Interest Rate Swaps

        An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. We use interest rate swap agreements to hedge the variability on our floating rate for approximately $495.00 million of our term loan under our senior secured credit facility. We are required to pay the counterparty to the agreement fixed interest payments on a notional balance, and in turn, receive variable interest payments on that notional balance. Payments are settled quarterly on a net basis. As of March 31, 2009, we assessed our interest rate swaps as being highly effective and we expect them to continue to be highly effective. While approximately $330.54 million of our term loan remains unhedged as of March 31, 2009, the risk of variability on our floating interest rate is partially mitigated by our margin interest loans made to our clients. At March 31, 2009, our receivables from clients for margin loan activity was approximately $200.78 million.

  Senior Unsecured Subordinated Notes

        Our senior unsecured subordinated notes are due in 2015, and bear interest at 10.75% per annum. Interest payments are payable semi-annually in arrears. We are not required to make mandatory redemption or sinking fund payments with respect to the notes and at March 31, 2009, $550.00 million was still outstanding. We may voluntarily repay our senior unsecured subordinated notes at any time, pursuant to certain prepayment penalties. The senior unsecured subordinated notes are subject to certain financial and non-financial covenants. As of March 31, 2009, we were in compliance with all such covenants.

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

        Set forth below is a reconciliation from our net income to EBITDA and Adjusted EBITDA for the trailing twelve months ending March 31, 2009 and 2008:

	2009	2008
	(in thousands)
Net income	$48,628	$54,247
Interest expense(a)	111,332	122,357
Income tax expense	50,623	40,834
Depreciation and amortization	104,235	84,681

EBITDA(e)	314,818	302,119
Non-cash items(b)	9,569	18,912
Non-recurring items(c)	15,301	—
Other adjustment items(d)	13,030	23,846

Adjusted EBITDA(e)	$352,718	$344,877

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

(d)
Represents acquisition and integration related expenses including settlement of stock appreciation rights, legal and other professional service fees and retention payments. Also includes pro forma adjustments for general and administrative expenditures from our acquisition and resulting shutdown of IFMG, as permitted under the terms of our credit agreement

(e)
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

        We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our financial advisors' clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Note 13 to our condensed consolidated financial statements.

        The following table provides information with respect to our commitments and obligations as of March 31, 2009:

	Payments due by period
	Total	<1 year	1–3 years	4–5 years	> 5 years
	(in thousands)
Leases and Other Obligations(2)	$99,072	$21,562	$36,981	$23,569	$16,960
Senior Secured Credit Facilities and Senior Unsecured Subordinated Notes(1)(3)	1,375,541	8,424	16,848	800,269	550,000
Revolving Line of Credit	90,000	—	90,000	—	—
Fixed Interest Payments	396,630	59,125	118,250	118,250	101,005
Variable Interest Payments(1)(3)	138,416	25,687	69,877	42,852	—
Interest Rate Swap Agreements(1)(3)	37,315	19,434	17,881	—	—

Total contractual cash obligations	$2,136,974	$134,232	$349,837	$984,940	$667,965

(1)
Note 7 and 8 of our condensed consolidated financial statements provide further detail on these debt obligations.

(2)
Note 9 of our condensed consolidated financial statements provides further detail on operating lease obligations and obligations under non-cancellable service contracts.

(3)
Our senior credit facilities bear interest at floating rates. Of the $825.54 million outstanding at March 31, 2009, we have hedged the variable rate cash flows using interest rate swaps of $495.00 million of principle (see Notes 7 and 8 of our condensed consolidated financial statements). Variable interest payments are shown for the unhedged ($330.54 million) portion of the senior credit facilities assuming the three-month LIBOR remains unchanged at 2.28% (see Note 7 of our condensed consolidated financial statements for more information).

        As of March 31, 2009, we reflect a liability for unrecognized tax benefits of $20.73 million in accordance with FIN 48, which we have included in income taxes payable on the accompanying condensed consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

Fair Value of Financial Instruments

        We use fair value measurements to record certain financial assets and liabilities at fair value in accordance with SFAS 157, and to determine fair value disclosures.

        We use prices obtained from an independent third-party pricing service to measure the fair value of our marketable securities. We validate prices received from the pricing service using various methods including, comparison to prices received from additional pricing services, comparison to available quotes market prices and review of other relevant market data including implied yields of major categories of securities. At March 31, 2009, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

Critical Accounting Policies

        We have disclosed in our condensed consolidated financial statements and in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2008 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2008 Annual Report on Form 10-K. The accounting principles utilized by us in preparing our condensed consolidated financial statements conform in all material respects to GAAP.

Recent Accounting Pronouncements

        Refer to Note 2 of our notes to the condensed consolidated financial statements for a discussion of recent accounting standards and pronouncements.

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

Interest Rate Risk

        We are exposed to risk associated with changes in interest rates. As of March 31, 2009, all of the outstanding debt under our senior secured credit facilities, $825.54 million, was subject to floating interest rate risk. To provide some protection against potential rate increases associated with our floating senior secured credit facilities, in January 2006 we entered into derivative instruments in the form of interest rate swap agreements covering a significant portion ($495.00 million) of our senior secured indebtedness. The interest rate swap agreements qualify for hedge accounting under SFAS 133. Accordingly, any interest rate differential is reflected in an adjustment to interest expense over the lives of the interest rate swap agreements. While the unhedged portion of our senior secured debt is subject to increases in interest rates, we believe that this risk is offset with variable interest rates associated with client borrowings. At March 31, 2009, we had $330.54 million in unhedged senior secured borrowings, the variable cost of which is offset by variable interest income on $200.78 million of client borrowings. Because of this relationship, and our expectation for outstanding balances in the future, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes. For a discussion of such interest rate swap agreements, see Note 8 to our unaudited condensed consolidated financial statements.

        We offer two primary cash sweep programs depending on account type: money market sweep vehicles involving multiple money market fund providers and our bank sweep programs. Our bank sweep programs use multiple non-affiliated banks to provide up to $1.00 million ($2.00 million joint) of FDIC insurance for client deposits custodied at the banks. While clients earn interest for balances on deposit in the bank sweep programs, we earn a fee. Our fees from the bank sweep programs are not based on prevailing interest rates, but may be adjusted in a declining interest rate environment or for other reasons. Changes in interest rates for the bank sweep programs are monitored by our Fee and Rate Setting Committee (the "FRS Committee"), which governs and approves any changes to our fees. By meeting promptly after interest rates change, or for other market or non-market reasons, the FRS Committee balances financial risk of the bank sweep programs with products that offer competitive client yields. However, as short-term interest rates hit lower levels, the FRS Committee may be compelled to lower fees. At March 31, 2009, the U.S. Federal Reserve effective federal funds rate was 0.16%. A change in short-term interest rates of 10 basis points, if accompanied by a commensurate change in fees for our cash sweep programs, could result in an increase or decrease in income before income taxes of $11.41 million on an annual basis (assuming that client balances at March 31, 2009 did not change). Actual impacts may be less, depending on interest rate levels, the significance of change, and the FRS Committee's strategy in responding to that change.

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

        In addition to various committees, we have written policies and procedures that govern the conduct of business by our customers and employees, our relationship with clients and the terms and conditions of our relationships with product manufacturers. Our client and financial advisor policies address the extension of credit for client accounts, data and physical security, compliance with industry regulation and codes of ethics to govern employee and financial advisor conduct among other matters.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our Disclosure Committee evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Change in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our 2008 Annual Report on Form 10-K. There have been no material changes in our reportable legal proceedings from those disclosed in our 2008 Annual Report on Form 10-K other than those set forth below.

        ASC is a respondent or defendant in several arbitration and court proceedings involving the activities of a former agent. In January 2009, a federal court issued a summary judgment order dismissing ASC from the case. Plaintiffs in that case have appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. In an arbitration matter decided in March 2009, an arbitration panel found ASC and the former agent jointly and severally liable for damages totaling $8.86 million. ASC has filed a motion to vacate the arbitration decision. The Company is fully indemnified by the previous owners for these matters.

Item 1A.    Risk Factors.

        In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully review the factors discussed in Part I, "Item 1A. Risk Factors" in our 2008 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

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
3.6	Amended and Restated Bylaws of LPL Investment Holdings Inc. is incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 3, 2008.
10.1	LPL Investment Holdings Inc. and Affiliates 2009 Corporate Executive Bonus Plan.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL INVESTMENT HOLDINGS INC.
Date: May 14, 2009	By:	/s/ MARK S. CASADY Mark S. Casady Chairman and Chief Executive Officer
Date: May 14, 2009	By:	/s/ ROBERT J. MOORE Robert J. Moore Chief Financial Officer