Form 10-Q
period 2009-06-30
LPL Investment Holdings Inc.
filed 2009-08-11
CIK 1397911

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or
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

        The number of shares of Common Stock, par value $0.001 per share, outstanding as of June 30, 2009 was 94,107,181.90.

Page
Item Number
PART I. FINANCIAL INFORMATION	1
1. Financial Statements	1
Condensed Consolidated Statements of Financial Condition (unaudited)	1
Condensed Consolidated Statements of Income (unaudited)	2
Condensed Consolidated Statements of Stockholders' Equity (unaudited)	3
Condensed Consolidated Statements of Cash Flows (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	6
2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24
3. Quantitative and Qualitative Disclosures About Market Risk	40
4. Controls and Procedures	42
PART II. OTHER INFORMATION	42
1. Legal Proceedings	42
1A. Risk Factors	42
2. Unregistered Sales of Equity Securities and Use of Proceeds	42
3. Defaults Upon Senior Securities	43
4. Submission of Matters to a Vote of Security Holders	43
5. Other Information	43
6. Exhibits	43
SIGNATURES	45
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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(Dollars in thousands, except par value)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$333,855	$219,239
Cash and securities segregated under federal and other regulations	218,116	341,575
Receivables from:
Clients, net of allowance of $848 at June 30, 2009 and $972 at December 31, 2008	254,514	295,797
Product sponsors, broker-dealers and clearing organizations	147,868	231,400
Others, net of allowances of $5,529 at June 30, 2009 and $4,076 at December 31, 2008	112,883	93,771
Securities owned:
Trading	15,643	10,811
Held-to-maturity	10,890	10,893
Securities borrowed	1,018	604
Fixed assets, net of accumulated depreciation and amortization of $217,200 at June 30, 2009 and $185,537 at December 31, 2008	130,690	161,760
Goodwill	1,293,366	1,293,366
Intangible assets, net of accumulated amortization of $126,503 at June 30, 2009 and $106,563 at December 31, 2008	634,763	654,703
Other assets	78,485	67,860

Total assets	$3,232,091	$3,381,779

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Drafts payable	97,483	154,431
Payables to clients	358,266	463,011
Payables to broker-dealers and clearing organizations	22,841	21,734
Accrued commissions and advisory fees payable	106,409	100,327
Accounts payable and accrued liabilities	144,656	157,540
Income taxes payable	17,992	12,281
Interest rate swaps	20,021	25,417
Securities sold but not yet purchased—at market value	2,702	3,910
Revolving line of credit	90,000	90,000
Senior credit facilities and subordinated notes	1,373,435	1,377,647
Deferred income taxes—net	170,804	185,169

Total liabilities	2,404,609	2,591,467

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 200,000,000 shares authorized; 94,107,182 shares issued and outstanding at June 30, 2009 of which 7,423,973 are restricted, and 93,967,967 shares issued and outstanding at December 31, 2008 of which 7,423,973 are restricted (See Note 11)	87	87
Additional paid-in capital	673,811	670,897
Stockholder loans	(486)	(936)
Accumulated other comprehensive loss	(12,070)	(15,498)
Retained earnings	166,140	135,762

Total stockholders' equity	827,482	790,312

Total liabilities and stockholders' equity	$3,232,091	$3,381,779

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Commissions	$367,431	$441,165	$714,651	$861,810
Advisory fees	161,463	209,451	325,368	425,728
Asset-based fees	67,739	94,177	130,393	182,784
Transaction and other fees	61,609	54,466	122,947	112,943
Interest income	5,042	9,605	10,498	18,665
Other	6,082	6,083	8,549	11,664

Total revenues	669,366	814,947	1,312,406	1,613,594

EXPENSES:
Commissions and advisory fees	455,921	562,499	890,623	1,109,968
Compensation and benefits	64,841	89,155	131,819	181,864
Depreciation and amortization	27,277	23,771	54,672	47,393
Promotional	12,974	19,359	25,616	46,541
Occupancy and equipment	11,817	15,094	24,262	29,894
Communications and data processing	8,357	9,623	17,543	19,792
Professional services	8,571	10,943	16,937	22,040
Brokerage, clearing and exchange	8,067	7,670	15,896	13,532
Regulatory fees and expenses	5,442	5,742	10,916	11,694
Other	7,786	9,937	12,937	18,494

Total noninterest expenses	611,053	753,793	1,201,221	1,501,212
Interest expense from senior credit facilities, subordinated notes and revolving line of credit	26,032	28,538	51,973	59,021
Interest expense from brokerage operations	49	227	111	425
Loss on equity investment	84	1,985	168	2,233

Total expenses	637,218	784,543	1,253,473	1,562,891

INCOME BEFORE PROVISION FOR INCOME TAXES	32,148	30,404	58,933	50,703
PROVISION FOR INCOME TAXES	16,567	16,101	28,555	24,735

NET INCOME	$15,581	$14,303	$30,378	$25,968

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Stockholder Loans	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
BALANCE—December 31, 2007	$86	$664,568	$(1,242)	$(6,512)	$90,266	$747,166
Comprehensive income:
Net income					25,968	25,968
Unrealized gain on interest rate swaps, net of tax expense of $81				29		29

Total comprehensive income						25,997
Exercise of stock options		383				383
Tax benefit from stock options exercised		560				560
Repayment of stockholder loans, net of accrued interest			85			85
Share-based compensation		1,864				1,864
Issuance of 143,884 shares of common stock		4,000				4,000
Repurchase of 135,660 shares of common stock		(3,762)				(3,762)

BALANCE—June 30, 2008	$86	$667,613	$(1,157)	$(6,483)	$116,234	$776,293

BALANCE—December 31, 2008	$87	$670,897	$(936)	$(15,498)	$135,762	$790,312
Comprehensive income:
Net income					30,378	30,378
Unrealized gain on interest rate swaps, net of tax expense of $1,968				3,428		3,428

Total comprehensive income						33,806
Exercise of stock options		165				165
Tax benefit from stock options exercised		147				147
Repayment of stockholder loans, net of accrued interest			450			450
Share-based compensation		2,783				2,783
Repurchase of 10,000 shares of common stock		(181)				(181)

BALANCE—June 30, 2009	$87	$673,811	$(486)	$(12,070)	$166,140	$827,482

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,378	$25,968
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Benefits received from retention plans	—	4,032
Depreciation and amortization	54,672	47,393
Amortization of debt issuance costs	1,871	1,871
Loss on disposal of fixed assets	49	—
Share-based compensation	2,783	1,864
Provision for bad debts	1,895	4,105
Deferred income tax provision	(16,333)	(9,981)
Loss on equity investment	168	2,233
Other	54	148
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	123,459	55,000
Receivables from clients	41,407	(15,661)
Receivables from product sponsors, broker-dealers and clearing organizations	83,532	11,579
Receivables from others	(21,131)	(7,813)
Securities owned	(4,853)	(3,766)
Securities borrowed	(414)	(29,076)
Other assets	(12,664)	(14,814)
Drafts payable	(56,948)	(10,133)
Payable to clients	(104,745)	44,593
Payables to broker-dealers and clearing organizations	1,107	22,337
Accrued commissions and advisory fees payable	6,082	406
Accounts payable and accrued liabilities	(13,094)	13,204
Income taxes payable/receivable	5,711	(6,260)
Securities sold but not yet purchased	(1,208)	78

Net cash provided by operating activities	121,778	137,307

See notes to condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of existing cash balance	$—	$(5,566)
Capital expenditures	(3,636)	(38,660)
Proceeds from the disposal of fixed assets	135	—
Purchase of securities classified as held-to-maturity	(2,242)	(2,541)
Proceeds from maturity of securities classified as held-to-maturity	2,200	3,000

Net cash used in investing activities	(3,543)	(43,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment of bank loans	—	(25,000)
Repayment of revolving line of credit	—	(10,000)
Repayment of senior credit facilities	(4,212)	(4,212)
Excess tax benefit associated with stock options exercised	147	560
Repayment of stockholder loans	462	114
Proceeds from stock options exercised	165	383
Issuance of common stock	—	4,000
Repurchase of common stock	(181)	(3,762)

Net cash used in financing activities	(3,619)	(37,917)

NET INCREASE IN CASH AND CASH EQUIVALENTS	114,616	55,623
CASH AND CASH EQUIVALENTS—Beginning of period	219,239	188,003

CASH AND CASH EQUIVALENTS—End of period	$333,855	$243,626

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$52,102	$59,625

Income taxes paid	$40,020	$44,159

NONCASH DISCLOSURES:
Increase in unrealized gain on interest rate swaps, net of tax expense of $1,968 and $81 for the six months ended June 30, 2009 and 2008	$3,428	$29

Capital expenditures purchased through short-term credit	$210	$2,954

Accrued liability for additional consideration related to acquisition of IFMG Group		$(7,691)

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

        The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles ("GAAP"). Accordingly, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes for the year ended December 31, 2008, contained in the Company's Annual Report on Form 10-K as filed with the SEC. Subsequent events for these unaudited financial statements have been evaluated up to and including August 11, 2009, which is the date these financial statements were issued.

        Consolidation—These unaudited condensed consolidated financial statements include the accounts of LPLIH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method.

        Use of Estimates—The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to revenue and related expense recognition, asset impairment, valuation of accounts receivable, contingencies and litigation, and valuation and recognition of share-based payments. These accounting policies are stated in the notes to the audited consolidated financial statements for the year ended December 31, 2008, contained in the Annual Report on Form 10-K as filed with the SEC. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

        Reclassifications—Certain reclassifications were made to previously reported amounts in the condensed consolidated financial statements and notes thereto to make them consistent with the current period presentation.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        Fair Value of Financial Instruments—The Company's financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its indebtedness and its held-to-maturity securities. The Company carries its indebtedness at amortized cost, in accordance with GAAP. As of June 30, 2009, these carrying amounts and fair values were approximately $1,463 million and $1,287 million, respectively. As of December 31, 2008, these carrying amounts and fair values were approximately $1,468 million and $1,057 million, respectively. See Note 4 for additional detail regarding the Company's fair value measurements and Note 5 regarding the Company's held-to-maturity securities.

        Reportable Segment—The Company's internal reporting is organized into three service channels; Independent Advisor Services, Institution Services, and Custom Clearing Services, which are designed to enhance the services provided to the Company's customers and to support future growth. The service channels qualify as individual operating segments under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, but are aggregated and viewed as one single reportable segment due to quantitative thresholds and their similar economic characteristics, products and services, production and distribution process and regulatory environment.

        Recently Issued Accounting Pronouncements—With the exception of the items discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2009, as compared to the recent accounting pronouncements described in the Company's 2008 Annual Report on Form 10-K, that are of significance, or potential significance, to the Company.

        In April 2009, the Financial Accounting Standards Board ("FASB") issued three Staff Positions ("FSPs") intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS 157-4"), provides guidance on determining fair value when market activity has decreased. FSP FAS 107-1 and Accounting Principles Board No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP FAS 115-2"), provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. Except for the addition of required disclosures, the adoption of these FSPs did not have a material effect on the Company's condensed consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes a general standard of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS 165 in the second quarter of 2009, which did not have a material impact on the Company's condensed consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the "Codification") will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it will not have a material effect on the Company's condensed consolidated financial statements.

3.     RESTRUCTURING

        On December 29, 2008, the Company committed to and implemented an organizational restructuring plan intended to reduce its cost structure and improve operating efficiencies, which resulted in a reduction in its overall workforce. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), the Company has recorded restructuring charges consisting of employee severance and other personnel-related expenses, which have been accrued in accounts payable and accrued liabilities within the accompanying condensed consolidated statements of financial condition. The Company expects to complete all the activities associated with the restructuring by April 30, 2010. A substantial portion of the expenses related to the restructuring had been paid as of June 30, 2009. See Note 15 for additional disclosure regarding the Company's restructuring plan.

        The following table summarizes the Company's restructuring accrual activity for the six months ending June 30, 2009 (in thousands):

Severance and Benefits Accrued
Balance at December 31, 2008	$14,533
Adjustments(1)	(524)
Payments	(11,401)

Balance at June 30, 2009	$2,608

(1)
Adjustments represent changes in the Company's estimates for the cost of providing post employment benefits to employees impacted by its restructuring activities.

4.     FAIR VALUE MEASUREMENTS

        SFAS No. 157, Fair Value Measurements ("SFAS 157"), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

        The Company's fair value measurements are evaluated within the fair value hierarchy prescribed by SFAS 157, based on the nature of inputs used to determine the fair value at the measurement date. At June 30, 2009, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:

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

        Securities Owned and Securities Sold But Not Yet Purchased—The Company's trading securities consist of house account model portfolios for the purpose of benchmarking the performance of its fee based advisory platforms and temporary positions resulting from the processing of client transactions. Examples of these securities include money market funds, U.S. treasuries, mutual funds, certificates of deposit, traded equity securities and debt securities.

        The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates. At June 30, 2009, the Company did not adjust prices received from the independent third-party pricing services.

        Other Assets—The Company's other assets include deferred compensation plan assets that are invested in money market funds and mutual funds which are actively traded and valued based on quoted market prices in active markets.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The Company has segregated all recurring fair value measurements into the most appropriate level within the fair value hierarchy in the tables below, based on an evaluation of inputs used to determine the fair value at June 30, 2009 and December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Fair Value Measurements
At June 30, 2009:
Assets
Cash equivalents	$233,856	$—	$—	$233,856
Cash and securities segregated under federal and other regulations	215,360	—	—	215,360
Securities owned—trading:
Money market funds	208	—	—	208
Mutual funds	5,872	—	—	5,872
Equity securities	774	—	—	774
Debt securities	—	970	—	970
U.S. treasury obligations	7,819	—	—	7,819

Total securities owned—trading	14,673	970	—	15,643

Other assets	10,351	—	—	10,351

Total assets at fair value	$474,240	$970	$—	$475,210

Liabilities
Securities sold but not yet purchased:
Mutual funds	$2,120	$—	$—	$2,120
Equity securities	115	—	—	115
Certificates of deposit	—	171	—	171
Debt securities	—	296	—	296

Total securities sold but not yet purchased	2,235	467	—	2,702

Interest rate swaps	—	20,021	—	20,021

Total liabilities at fair value	$2,235	$20,488	$—	$22,723

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Level 1	Level 2	Level 3	Fair Value Measurements
At December 31, 2008:
Assets
Cash equivalents	$56,122	$—	$—	$56,122
Securities owned—trading:
Money market funds	238	—	—	238
Mutual funds	6,659	—	—	6,659
Equity securities	585	—	—	585
Debt securities	—	510	—	510
U.S. treasury obligations	2,819	—	—	2,819

Total securities owned—trading	10,301	510	—	10,811

Other assets	6,965	—	—	6,965

Total assets at fair value	$73,388	$510	$—	$73,898

Liabilities
Securities sold but not yet purchased:
Mutual funds	$3,585	$—	$—	$3,585
Equity securities	87	—	—	87
Debt securities	—	238	—	238

Total securities sold but not yet purchased	3,672	238	—	3,910

Interest rate swaps	—	25,417	—	25,417

Total liabilities at fair value	$3,672	$25,655	$—	$29,327

5.     HELD-TO-MATURITY SECURITIES

        The Company holds certain investments in securities including U.S. government notes, stock in the Federal Reserve Bank and a certificate of deposit. The Company has both the intent and the ability to hold these investments to maturity and classifies as such, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At June 30, 2009, the carrying value of these securities approximates fair value. Interest income is accrued as earned and dividends are recorded on the ex-dividend date. Premiums and discounts are amortized using a method that approximates the effective yield method over the term of the security and recorded as an adjustment to the investment yield.

        The components of held-to-maturity securities were as follows (in thousands):

	June 30, 2009	December 31, 2008
U.S. government notes—at amortized cost	$10,395	$10,404
Federal Reserve stock—at cost	395	389
Certificate of deposit—at amortized cost	100	100

Total held-to-maturity securities	$10,890	$10,893

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        As of June 30, 2009, the components of U.S. government notes classified as held-to-maturity were as follows (in thousands):

	Carrying value	Interest rate	Year of maturity
U.S. Treasury notes	$1,500	3.50%	2009
U.S. Treasury notes	5,155	2.63% - 4.13%	2010
U.S. Treasury notes	3,740	0.88% - 4.63%	2011

Total U.S. Treasury notes	$10,395

6.     INTANGIBLE ASSETS

        The components of intangible assets as of June 30, 2009 and December 31, 2008 are as follows (in thousands):

	Gross carrying value	Accumulated amortization	Net carrying value
At June 30, 2009:
Definite-lived intangible assets:
Advisor relationships	$482,397	$(85,036)	$397,361
Product sponsor relationships	233,663	(39,328)	194,335
Trust client relationships	2,630	(587)	2,043
Trademarks and trade names	2,757	(1,552)	1,205

Total definite-lived intangible assets	$721,447	$(126,503)	$594,944

Indefinite-lived intangible assets:
Trademark and trade name			39,819

Total intangible assets			$634,763

At December 31, 2008:
Definite-lived intangible assets:
Advisor relationships	$482,397	$(71,318)	$411,079
Product sponsor relationships	233,663	(33,442)	200,221
Trust client relationships	2,630	(521)	2,109
Trademarks and trade names	2,757	(1,282)	1,475

Total definite-lived intangible assets	$721,447	$(106,563)	$614,884

Indefinite-lived intangible assets:
Trademark and trade name			39,819

Total intangible assets			$654,703

        Total amortization expense of intangible assets was $10.0 million and $19.9 million for the three and six months ended June 30, 2009, respectively, and $9.6 million and $19.1 million for the three and

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

six months ended June 30, 2008, respectively. Amortization expense for each of the fiscal years ended December 2009 through 2013 and thereafter is estimated as follows (in thousands):

2009—remainder	$19,472
2010	38,454
2011	38,194
2012	37,723
2013	36,941
Thereafter	424,160

Total	$594,944

7.     INCOME TAXES

        The Company's effective income tax rate differs from the federal corporate tax rate of 35%, primarily as a result of state taxes, settlement contingencies and nondeductible expenses for tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These items resulted in effective tax rates of 51.5% and 48.5% for the three and six months ended June 30, 2009, respectively, and 53.0% and 48.8% for the three and six months ended June 30, 2008, respectively.

8.     INDEBTEDNESS

        Senior Secured Credit Facilities—Borrowings under the Company's senior secured credit facilities bear interest at a base rate equal to either one, two, three, six, nine or twelve-month LIBOR plus the applicable margin, or an alternative base rate ("ABR") plus the applicable margin. The ABR is equal to the greater of the prime rate or the federal funds effective rate plus 1/2 of 1.00%. The applicable margin on the senior secured term credit facilities could change depending on the Company's credit rating. The senior secured credit facilities are subject to certain financial and nonfinancial covenants. As of June 30, 2009, the Company was in compliance with all such covenants.

        Senior Unsecured Subordinated Notes—The Company has $550.0 million of senior unsecured subordinated notes due December 15, 2015. The notes bear interest at 10.75% per annum and interest payments are payable semiannually in arrears. The Company is not required to make mandatory redemption or sinking-fund payments with respect to the notes. The indenture underlying the senior unsecured subordinated notes contains various restrictions with respect to the issuer, including one or more restrictions relating to limitations on liens, sale and leaseback arrangements and funded debt of subsidiaries.

        Revolving Line of Credit—The Company maintains a $100.0 million revolving line of credit facility, $10.0 million of which is being used to support the issuance of an irrevocable letter of credit for its subsidiary, The Private Trust Company, N.A. ("PTC"), and $90.0 million of which was drawn for a combination of acquisition integration costs and credit preservation measures. The revolving credit facility carries a borrowing rate of one-month LIBOR plus an interest rate margin of an additional 2.00%. On both June 30, 2009 and December 31, 2008, there was a $90.0 million outstanding borrowing balance against the revolving line of credit.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        Bank Loans Payable—In April 2008, the Company entered into an uncommitted line of credit that has a $100.0 million limit and is primarily dependent on its ability to provide sufficient collateral. The Company also maintains an additional uncommitted line of credit, which has an unspecified limit and is also dependent on its ability to provide sufficient collateral. At June 30, 2009 and December 31, 2008, there were no outstanding balances on the Company's uncommitted lines of credit.

        The Company's outstanding borrowings were as follows (in thousands):

		June 30, 2009			December 31, 2008
	Maturity	Balance	Interest Rate		Balance	Interest Rate
Revolving line of credit	12/28/2011	$90,000	2.31	%(1)	$90,000	2.46	%(4)
Senior secured term loan:
Unhedged	6/28/2013	423,435	2.06	%(2)	332,647	2.23	%(5)
Hedged with interest rate swaps	6/28/2013	400,000	2.35	%(3)	495,000	3.21	%(6)
Senior unsecured subordinated notes	12/15/2015	550,000	10.75%		550,000	10.75%

Total borrowings		1,463,435			1,467,647
Less current borrowings (maturities within 12 months)		8,424			8,424

Long-term borrowings—net of current portion		$1,455,011			$1,459,223

(1)
As of June 30, 2009, the variable interest rate for the revolving line of credit is based on the one-month LIBOR of 0.31% plus the applicable interest rate margin of 2.00%.

(2)
As of June 30, 2009, the variable interest rate for the unhedged portion of the senior secured term loan is based on the one-month LIBOR of 0.31% plus the applicable interest rate margin of 1.75%.

(3)
As of June 30, 2009, the variable interest rate for the hedged portion of the senior secured term loan is based on the three-month LIBOR of 0.60%, plus the applicable interest rate margin of 1.75%.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The following summarizes borrowing activity in the revolving and margin credit facilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Average balance outstanding	$91,268	$28,278	$90,634	$31,153
Weighted-average interest rate	2.41%	4.60%	2.43%	5.04%

        The minimum calendar year principal payments and maturities of borrowings as of June 30, 2009 are as follows (in thousands):

	Senior Secured	Revolving Line of Credit	Senior Unsecured	Total Amount
2009—remainder	$4,212	$—	$—	$4,212
2010	8,424	—	—	8,424
2011	8,424	90,000	—	98,424
2012	8,424	—	—	8,424
2013	793,951	—	—	793,951
Thereafter	—	—	550,000	550,000

Total	$823,435	$90,000	$550,000	$1,463,435

9.     INTEREST RATE SWAPS

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

        The following table summarizes information related to the Company's interest rate swaps as of June 30, 2009 (in thousands):

Notional Balance	Fixed Pay Rate	Variable Receive Rate(1)	Fair Value	Maturity Date
$70,000	3.43%	0.60%	$(1,710)	June 30, 2010
120,000	4.79%	0.60%	(4,525)	June 30, 2010
145,000	4.83%	0.60%	(8,950)	June 30, 2011
65,000	4.85%	0.60%	(4,836)	June 30, 2012

$400,000			$(20,021)

(1)
The variable receive rate reset on the last day of the period, based on the applicable three-month LIBOR. The effective rate from March 31, 2009 through June 29, 2009 was 1.22%. As of June 30, 2009, the effective rate was 0.60%.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        Each of the interest rate swap agreements listed above have been designated as cash flow hedges against specific payments due on the Company's senior secured term loan. The interest rate swap agreements qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). As of June 30, 2009, the Company assessed the interest rate swap agreements as being highly effective and expects them to continue to be highly effective. Accordingly, the changes in fair value of the interest rate swaps have been recorded as other comprehensive loss, with the fair value included as a liability on the Company's condensed consolidated statements of financial condition. Based on current interest rate assumptions and assuming no additional interest rate swap agreements are entered into, the Company expects to reclassify $15.9 million or $8.2 million after tax, from other comprehensive loss as additional interest expense over the next 12 months.

10.   COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases certain office space and equipment at its headquarter locations under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases.

        Service Contracts—The Company is party to certain long-term contracts for systems and services that enable its back office trade processing and clearance.

        Future minimum payments under leases, lease commitments and other noncancellable contractual obligations with remaining terms greater than one year as of June 30, 2009 are as follows (in thousands):

Years ending December 31
2009—remainder	$13,734
2010	27,072
2011	23,418
2012	18,642
2013	13,741
Thereafter	22,532

Total	$119,139

        Total rental expense for all operating leases was approximately $5.0 million and $10.3 million for the three and six months ended June 30, 2009, respectively, and $6.0 million and $11.1 million for the three and six months ended June 30, 2008, respectively.

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

        The Company's subsidiary, LPL Financial Corporation ("LPL Financial"), provides guarantees to securities clearing houses and exchanges under their standard membership agreements, which require a member to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing houses and exchanges, all other members would be required to meet any shortfall. The Company's liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

for the Company to make payments under these agreements is remote. Accordingly, no liability has been recognized for these transactions.

        Loan Commitments—From time to time, the Company makes loans to its financial advisors, primarily to new recruits to assist in the transition process. Due to timing differences, the Company may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the financial advisor joining the Company, and may be forgivable. As of June 30, 2009, the Company estimates that it had made commitments for $1.6 million in transition loans that have not yet been funded.

        At June 30, 2009, the Company had made payments of $4.0 million in transition loans, which bear interest at the minimum federal rate per annum as published by the IRS and are forgivable on a prorated basis over five years, based upon the financial advisor's achievement of certain commission targets. Outstanding loan balances plus interest are payable in full if the financial advisor has not achieved 100-percent of the cumulative commission targets.

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

        The Company recognizes a liability for legal and defense costs when it believes it is probable a liability has occurred and the amount can be reasonably estimated. Legal and defense costs are expensed as incurred and classified as professional services within the accompanying condensed consolidated statements of income. In 2008, and in accordance with the related purchase and sale agreements, the Company received $3.4 million from the sellers for the reimbursement of legal and defense costs for which it was indemnified at or prior to the date of acquisition. The Company has recorded the indemnifications as a reduction in professional services at the time such amounts were acknowledged by the sellers. The Company has not recorded any additional reserve for legal expenses as all known cases are covered by the indemnification.

        The Company's subsidiary, Associated Securities Corporation ("ASC"), is a respondent or defendant in several arbitration and court proceedings involving the activities of a former agent. In January 2009, a federal court issued a summary judgment order dismissing ASC from one such case. Plaintiffs in that case appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. In an arbitration matter decided in March 2009, an arbitration panel found ASC and the former agent jointly and severally liable for damages totaling $8.9 million. On July 30, 2009, ASC settled the arbitration and court proceedings. The Company is indemnified for these matters and has received full payment from ASC's previous owners for the settlement amount.

        Other Commitments—As of June 30, 2009, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $298.8 million, which it can sell or repledge. Of this amount, approximately $156.9 million has been pledged or sold as of June 30, 2009; $142.3 million was pledged to banks in connection with unutilized secured margin lines of credit, $7.4 million was pledged to client-owned securities with the Options Clearing Corporation, and $7.2 million was loaned to the Depository Trust Company ("DTC") through participation in its Stock

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Borrow Program. As of December 31, 2008, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $335.9 million, which it can sell or repledge. Of this amount, approximately $152.3 million has been pledged or sold as of December 31, 2008: $143.8 million was pledged to banks in connection with unutilized secured margin lines of credit, $3.2 million was pledged to client-owned securities with the Options Clearing Corporation, and $5.3 million was loaned to the DTC through participation in its Stock Borrow Program.

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

11.   SHARE-BASED COMPENSATION

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

Share-Based Compensation

        The Company recognized $2.3 million and $1.8 million of share-based compensation under SFAS No. 123R (Revised), Share-Based Payment ("SFAS 123R") related to employee stock option awards during the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, total unrecognized compensation cost related to nonvested share-based compensation arrangements granted was $15.7 million, which is expected to be recognized over a weighted-average period of 3.47 years. Under SFAS 123R, the Company calculates the compensation cost for stock options based on its estimated fair value.

        The Company recognized $0.5 million and $0.1 million of share based compensation during the six months ended June 30, 2009 and 2008, respectively, related to the vesting of stock options awarded to non-employees. As of June 30, 2009, total unrecognized compensation cost related to nonvested share-based compensation arrangements granted was $5.4 million for non-employees, which is expected to be recognized over a weighted-average period of 4.43 years.

        The following table presents the weighted-average assumptions used by the Company in calculating the fair value of its stock options with the Black-Scholes valuation model for the six months ended June 30, 2009 and 2008:

	2009	2008
Expected life (in years)	7.75	6.53
Expected stock price volatility	47.09%	31.28%
Expected dividend yield	—	—
Annualized forfeiture rate	3.77%	1.34%
Fair value of options	$10.73	$10.17
Risk-free interest rate	3.04%	2.58%

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

        The following table summarizes the Company's activity in its stock option plans for the six months ended June 30, 2009:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding—December 31, 2008	20,078,283	$4.87
Granted	827,606	18.70
Exercised	(149,215)	1.11
Forfeited	(189,574)	26.85

Options outstanding—June 30, 2009	20,567,100	$5.25	4.94	$313,751

Options exercisable—June 30, 2009	17,955,532	$2.51	4.36	$312,758

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The following table summarizes information about outstanding stock option awards:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
At June 30, 2009:
$1.07-$2.38	17,349,480	4.22	$1.74	17,349,480	$1.74
$10.30-$19.74	968,263	9.40	18.30	84,210	14.93
$21.60-$27.80	2,249,357	8.57	26.71	521,842	26.10

	20,567,100	4.94	$5.25	17,955,532	$2.51

  2008 Nonqualified Deferred Compensation Plan

        On November 19, 2008, the Company established an unfunded, unsecured deferred compensation plan to permit employees and former employees that hold non-qualified stock options issued under the 2005 Stock Option Plan for Incentive Stock Options and 2005 Stock Option Plan for Non-qualified Stock Options, a one-time opportunity to exchange stock options expiring in 2009 and 2010, for stock units of the 2008 Nonqualified Deferred Compensation Plan. Stock units represent the right to receive one share of common stock. Distribution will occur at the earliest of (a) December 31, 2012; (b) a change in control of the Company; or (c) death or disability of the participant. The exchange of stock options for stock units, which occurred in December 2008, is not taxable for federal and state income tax purposes until the participant receives a distribution under the deferred compensation plan. At June 30, 2009, the Company had 2,823,452 stock units outstanding under the 2008 Nonqualified Deferred Compensation Plan.

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

        The Company accounts for restricted shares granted to its financial advisors under the Stock Bonus Plan in accordance with EITF 96-18 and measures such grants at their then-current lowest aggregate value. Since the value is contingent upon the Company's decision to sell itself or issue its common stock to the public through a registered initial public offering, the current aggregate value will

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

be zero until such event occurs. Upon the occurrence of such an event, the Company will record the par value, additional paid in capital and expense based on the number of restricted shares under the stock bonus plan times the fair market value determined at the event date.

12.   RELATED PARTY TRANSACTIONS

        AlixPartners, LLP ("AlixPartners"), a company majority-owned by one of the Company's majority shareholders, provides LPL Financial with consulting services pursuant to an agreement for interim management and consulting services dated August 21, 2007. LPL Financial paid $0.6 million and $3.1 million to AlixPartners during the six months ended June 30, 2009 and 2008, respectively.

        Artisan Partners Limited Partnership ("Artisan"), a company majority-owned by one of the Company's majority shareholders, pays fees to LPL Financial in exchange for product distribution and record-keeping services. During the six months ended June 30, 2009 and 2008, LPL Financial earned $0.6 million and $0.8 million, respectively, in fees from Artisan. Additionally, as of June 30, 2009 and December 31, 2008, Artisan owed LPL Financial $0.3 million and $0.3 million, respectively, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the accompanying condensed consolidated statements of financial condition.

        Certain entities affiliated with SunGard Data Systems Inc. ("SunGard"), a company majority-owned by one of the Company's majority shareholders, provide LPL Financial with data center recovery services. LPL Financial paid $0.2 million to SunGard during the six months ended June 30, 2009.

        Blue Frog Solutions, Inc. ("Blue Frog"), a privately held technology company in which the Company holds an approximate 13.9% ownership interest, provides LPL Financial with software licensing for annuity order entry and compliance. LPL Financial paid $0.7 million to Blue Frog for such services during the six months ended June 30, 2009.

        In conjunction with the acquisition of UVEST Financial Services Group, Inc. ("UVEST"), the Company made full-recourse loans to certain members of management (also selling stockholders), most of whom are now stockholders of the Company. As of June 30, 2009, outstanding stockholder loans, which are reported as a deduction from stockholders' equity, were approximately $0.5 million.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        Net capital and net capital requirements for the Company's broker-dealer subsidiaries as of June 30, 2009 are presented in the following table (in thousands):

	Net Capital	Minimum Net Capital Required	Excess Net Capital
LPL Financial Corporation	$93,209	$6,388	$86,821
UVEST Financial Services Group, Inc.	12,715	1,659	11,056
Mutual Service Corporation	14,750	923	13,827
Associated Securities Corp.	1,846	250	1,596
Waterstone Financial Group, Inc.	5,037	227	4,810

Total	$127,557	$9,447	$118,110

        LPL Financial is a clearing broker-dealer and the remaining broker-dealer subsidiaries are introducing broker-dealers.

        PTC is also subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's condensed consolidated financial statements. As of June 30, 2009, the Company has met all capital adequacy requirements to which it is subject.

        The Company operates in a highly regulated industry. Applicable laws and regulation restrict permissible activities and investments. These policies require compliance with various financial and customer-related regulations. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, the Company is also subject to comprehensive examinations and supervisions by various governmental and self-regulatory agencies. These regulatory agencies generally have broad discretion to prescribe greater limitations on the operations of a regulated entity for the protection of investors or public interest. Furthermore, where the agencies determine that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with the laws and regulations or with the supervisory policies, greater restrictions may be imposed.

14.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK AND CONCENTRATIONS OF CREDIT RISK

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

        UVEST, ASC, Mutual Service Corporation ("MSC") and Waterstone Financial Group, Inc. ("WFG") are engaged in buying and selling securities and other financial instruments for clients of financial advisors. Such transactions are introduced and cleared through a third-party clearing firm on a fully disclosed basis. While introducing broker-dealers generally have less risk than clearing firms, their clearing agreements expose them to credit risk in the event that their clients don't fulfill contractual obligations with the clearing broker-dealer.

15.   SUBSEQUENT EVENT

        As part of its ongoing strategic business review, on July 10, 2009, the Company committed to a corporate restructuring plan to enhance its service offering while generating efficiencies. The restructuring plan consolidates the operations of ASC, MSC and WFG (together, the "Affiliated Broker-Dealers") with those of LPL Financial. In connection with the consolidation, the registered representatives currently associated with the Affiliated Broker-Dealers will move to LPL Financial through a mass transfer of their licenses. Following the transfer of registered representatives and client accounts to LPL Financial, all registered representatives and client accounts shall then be associated with LPL Financial.

        The Company anticipates recording pre-tax charges of $67.0 million over the course of this restructuring plan and related organizational realignments in 2009 and 2010, including a non-cash impairment charge of $16.6 million. These charges are comprised of $9.2 million of severance, retention and related benefits, $7.5 million of contract termination fees, $8.4 million in costs relating to the termination of certain real property leases and $25.3 in other expenditures principally relating to the conversion and transfer of registered representatives and client accounts from the Affiliated Broker-Dealers to LPL Financial. An estimated 215 positions are expected to be eliminated as part of the plan. The Company estimates that all of the severance and employee-related costs, and a significant majority of the other costs, will result in future cash outlays. A substantial portion of the restructuring activities are expected to be completed by the end of 2009, with the remainder expected to be completed by the first half of 2010.

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

        Our revenues are derived primarily from fees and commissions from products and advisory services offered by our customers to their clients, a substantial portion of which we pay out to our customers, as well as fees we receive from our customers for use of our technology and custody and clearing platforms. We also generate asset management fees through the distribution of financial products for a broad range of product manufacturers. Under our self-clearing platform, we custody the majority of client assets invested in these products, which involves providing statements, transaction processing and ongoing account management. In return for these services, mutual funds, insurance companies, banks and other product manufacturers pay us fees based on asset levels or accounts managed. We also earn fees for margin lending to our financial advisors' clients.

How We Evaluate Growth

        We focus on several key financial and non-financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics as of and for the three and six months ended June 30, 2009 and 2008 are as follows:

	June 30,
	2009	2008	% Change
Non-Financial Metrics
Financial advisors(1)	12,489	11,483	8.8%
Total client accounts(2)	3,463,113	3,084,892	12.3%
AUM(3)(4)(in billions)	$259.0	$291.3	(11.1)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Financial Metrics
Revenue growth from prior year	(17.9)%	25.8%	(18.7)%	33.3%
Recurring revenue as a % of total revenue(5)	55.3%	59.0%	55.2%	59.8%
Gross margin as a % of revenue	30.7%	30.0%	30.9%	30.4%
Adjusted EBITDA (in millions)	$89.7	$96.3	$171.6	$185.8

(1)
Financial advisors are defined as those investment professionals who are licensed to do business with our broker-dealer subsidiaries.

(2)
Represents custodied, networked and non-networked client accounts that have been funded.

(3)
Assets under management ("AUM") are comprised of brokerage and advisory assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of recruiting and net of attrition.

(4)
In our Quarterly Report on Form 10-Q filed on May 14, 2009, we disclosed our AUM as of March 31, 2009 as $246.6 billion. Due to an administrative error, this number was misreported. The correct number for our AUM as of March 31, 2009 is $231.7 billion.

(5)
Revenue is derived from recurring sources such as advisory fees, asset-based fees, trailing commission fees, fees related to our cash sweep programs, interest earned on margin accounts and technology and service fees.

EBITDA and Adjusted EBITDA

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

        Set forth below is a reconciliation from our net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net income	$15,581	$14,303	$30,378	$25,968
Interest expense(a)	26,032	28,538	51,973	59,021
Income tax expense	16,567	16,101	28,555	24,735
Depreciation and amortization	27,277	23,771	54,672	47,393

EBITDA(d)	85,457	82,713	165,578	157,117
Non-cash items(b)	1,047	5,214	2,272	8,621
Other adjustment items(c)	3,162	8,352	3,762	20,082

Adjusted EBITDA(d)	$89,666	$96,279	$171,612	$185,820

(a)
Represents non-operating interest from borrowings under our senior credit facilities, senior unsecured subordinated notes and revolving line of credit, as defined under the terms of our credit agreement.

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

(d)
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

•
Adjusted EBITDA reflects additional adjustments as provided in the agreement governing our senior credit facilities; and

•
Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently, limiting its usefulness as a comparative measure.

Economic Overview and Impact of Financial Market Events

        Although we are encouraged by signs of progress, the global financial outlook remains challenging as we enter the second half of 2009. The S&P 500 experienced a modest recovery during the three months ended June 30, 2009 to reach levels comparable with those seen toward the end of 2008. Such gains provided retail investors with the first market-driven improvement in their asset and account balances since the second quarter of 2008. At the same time, the S&P 500 still ended the quarter 28% below the prior year level, which has a significant influence on the market value of our AUM from which we recognize commission and advisory revenues and asset-based fees. Market volatility and weak investor confidence regarding the capital markets drove retail investors to seek stable investments, such as fixed annuities and fixed income securities, as well as money market funds and federally insured deposits. Concurrently, the government monetary policy has continued to keep short-term interest rates at historical low levels. In the case of money market and cash sweep products, client assets have increased 20.2% to $20.8 billion as of June 30, 2009 compared to $17.3 billion at June 30, 2008, however our asset-based fees have decreased due to changes in short-term interest rates and the Federal Reserve's effective federal funds rate, which is currently set at a target of 0% to 0.25%. Our financial advisors remain deeply involved with their clients throughout this time, and client transaction activity has been strong.

        In response to the lower levels of revenues that result from these conditions, we remain focused on our efforts to reduce costs and control our expenditures. In the fourth quarter of 2008, we initiated a series of cost reduction measures through a strategic business review. Those efforts included the December 31, 2008 decision to reduce our workforce by approximately 275 employees, or approximately 10.0%, which resulted in additional expenditures during the fourth quarter of 2008, but have reduced compensation and benefits expense by approximately $13.0 million during the first six months of 2009 in comparison to the same period in the prior year. In the third quarter of 2009, we announced a plan to consolidate the operations of the Affiliated Broker-Dealers with those of LPL Financial (See Note 15).

        We continue to manage the impact of financial market events on our earnings with a strategic focus on attractive growth opportunities such as recruiting business relationships and through productivity and simplicity initiatives, in addition to our expense management activities described earlier. We plan to continue these efforts into future periods as they may help mitigate some of the negative financial risks associated with current market conditions and bolster our growth capabilities. We remain focused on retaining our customers and enabling them to provide their clients with independent and unbiased financial advice. This strategy is our key advantage and we believe it provides sustainable success for our advisors and our firm.

Results of Operations

        The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2009 and 2008. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
Revenues
Commissions	$367,431	$441,165	(16.7)%	$714,651	$861,810	(17.1)%
Advisory fees	161,463	209,451	(22.9)%	325,368	425,728	(23.6)%
Asset-based fees	67,739	94,177	(28.1)%	130,393	182,784	(28.7)%
Transaction and other fees	61,609	54,466	13.1%	122,947	112,943	8.9%
Other	11,124	15,688	(29.1)%	19,047	30,329	(37.2)%

Total revenues	669,366	814,947	(17.9)%	1,312,406	1,613,594	(18.7)%

Expenses
Production	463,988	570,169	(18.6)%	906,519	1,123,500	(19.3)%
Compensation and benefits	64,841	89,155	(27.3)%	131,819	181,864	(27.5)%
General and administrative	47,161	60,761	(22.4)%	95,274	129,961	(26.7)%
Depreciation and amortization	27,277	23,771	14.7%	54,672	47,393	15.4%
Other	7,786	9,937	(21.6)%	12,937	18,494	(30.0)%

Total non-interest expenses	611,053	753,793	(18.9)%	1,201,221	1,501,212	(20.0)%

Interest expense	26,081	28,765	(9.3)%	52,084	59,446	(12.4)%
Loss on equity investment	84	1,985	(95.8)%	168	2,233	(92.5)%

Total expenses	637,218	784,543	(18.8)%	1,253,473	1,562,891	(19.8)%

Income before provision for income taxes	32,148	30,404	5.7%	58,933	50,703	16.2%
Provision for income taxes	16,567	16,101	2.9%	28,555	24,735	15.4%

Net income	$15,581	$14,303	8.9%	$30,378	$25,968	17.0%

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

        The following table sets forth our commission revenue by product category included in our condensed consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	% Total	2008	% Total	2009	% Total	2008	% Total
Annuities	$196,953	53.6%	$214,768	48.7%	$386,549	54.1%	$419,510	48.7%
Mutual funds	93,693	25.5%	133,230	30.2%	176,515	24.7%	268,262	31.1%
Equities	22,942	6.2%	19,160	4.3%	44,043	6.1%	39,482	4.6%
Alternative investments	19,007	5.2%	31,488	7.1%	36,328	5.1%	53,375	6.2%
Fixed income	19,531	5.3%	16,750	3.8%	35,168	4.9%	31,532	3.6%
Insurance	14,676	4.0%	24,968	5.7%	34,762	4.9%	48,204	5.6%
Other	629	0.2%	801	0.2%	1,286	0.2%	1,445	0.2%

Total commission revenue	$367,431	100.0%	$441,165	100.0%	$714,651	100.0%	$861,810	100.0%

        Commission revenue decreased by $73.7 million, or 16.7%, for the three months ended June 30, 2009 compared with the three months ended June 30, 2008, as the declining market conditions resulted in a reduction in our transaction and trailing commissions. In addition, there has been a shift in product mix from mutual funds and variable annuities to fixed annuities and fixed income securities due to a shift in investor demand.

        For the six months ended June 30, 2009, commission revenue decreased by $147.2 million, or 17.1%, compared to the same period in the prior year. The decrease is primarily due to a reduction in our trailing commissions which are based upon the market value of assets. The shift in product mix from mutual funds and variable annuities to fixed annuities and fixed income securities is evidenced in our product revenue trend during the six month periods then ended.

Advisory fees

        Advisory fee revenues represent fees charged by us and our customers to retail investors based on the value of AUM in advisory programs. These fees are based upon the value of client assets at the time those assets are billed. The fair values of client assets are based on quoted market prices and other observable market data, and may vary with changes in the balances of client assets due to market fluctuations and client asset levels.

        Advisory fees decreased by $48.0 million, or 22.9%, for the three months ended June 30, 2009 compared with the three months ended June 30, 2008, primarily due to market conditions and a resulting decrease in advisory AUM. Advisory AUM was $65.3 billion at June 30, 2009, compared to $73.7 billion at June 30, 2008, a decrease of 11.4%.

        For the six months ended June 30, 2009, advisory fees decreased by $100.4 million, or 23.6%, compared to the prior year period. The decrease is attributed to unfavorable market conditions and a resulting decrease in advisory AUM.

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

        Asset-based fees decreased $26.4 million, or 28.1%, for the three months ended June 30, 2009 compared with the three months ended June 30, 2008. This decrease was primarily driven by the declining interest rate environment and its influence on fees associated with our cash sweep programs and resulting asset based revenues. Specifically, the average effective federal funds rate was 0.18% during the three months ended June 30, 2009 compared to 2.08% for the same period in the prior year.

        For the six months ended June 30, 2009, asset-based fees decreased $52.4 million, or 28.7%, compared with the prior year period. This decrease was primarily driven by the interest rate environment and its influence on our asset-based revenues. Specifically, the average effective federal funds rate was 0.18% for the six months ended June 30, 2009 compared to 2.63% for the prior year period. The effect of declining interest rates has been partially offset by an increase in the average client assets custodied in these programs, which increased 20.2% from $17.3 billion at June 30, 2008 to $20.8 billion at June 30, 2009.

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

        Transaction and other fees increased $7.1 million, or 13.1%, for the three months ended June 30, 2009 compared with the three months ended June 30, 2008. The increase is attributed primarily to fees associated with the increased number of financial advisors and client accounts and to a lesser extent, an increase in trade volume. Specifically, trade volume increased 13.0% from 3.2 million trades for the three months ended June 30, 2009 compared to 2.8 million trades for the same period in the prior year.

        During the six months ended June 30, 2009, transaction and other fees increased $10.0 million, or 8.9%, compared to the prior year period. The increase is due to an increase in fees resulting from an increase in the number of financial advisors and client accounts, as well as an increase in trade volume. Specifically, our trade volume increased to 6.6 million trades during the six months ended June 30, 2009 compared to 5.8 million trades for the prior year period, or 13.9%. Partially offsetting these factors is a decrease in revenues related to conference events that were sponsored in 2008 but not held in 2009.

Other revenue

        Other revenue includes marketing re-allowances from certain product manufacturers as well as interest income from client margin accounts and cash equivalents.

        Other revenue decreased $4.6 million, or 29.1%, for the three months ended June 30, 2009 compared with the three months ended June 30, 2008. For the six months ended June 30, 2009, other revenue decreased $11.3 million, or 37.2%, compared with the same period in the prior year. The decrease in both the three and six month periods then ended is due primarily to lower interest revenue from client margin lending activities and to a lesser extent, interest income earned on our cash equivalents.

Expenses

Production expenses

        Production expenses consist of commissions and advisory fees as well as brokerage, clearing and exchange fees. We pay out the majority of commissions and advisory fees received from sales or services provided by our customers. Substantially all of these pay-outs are variable and correlated to the revenues generated by each customer.

        Production expenses decreased $106.2 million, or 18.6%, for the three months ended June 30, 2009 compared with the three months ended June 30, 2008. Commission and advisory revenues declined $121.7 million, or 18.7% during the same period, resulting in a corresponding decrease in our production payout to our customers.

        For the six months ended June 30, 2009, production expenses decreased $217.0 million, or 19.3%, compared to the same period in the prior year. Commission and advisory revenues decreased $247.5 million, or 19.2% during the same period, resulting in a corresponding decrease in our production payout to our customers.

Compensation and benefits

        Compensation and benefits represent compensation-related expenses for our employees (including share-based compensation expense), as well as compensation for temporary employees and consultants.

        Compensation and benefits decreased $24.3 million, or 27.3%, for the three months ended June 30, 2009 compared with the three months ended June 30, 2008. The decrease is primarily attributed to our ongoing strategic business review and resulting cost management initiatives. As a result of attrition, retirements and our reduction in workforce implemented in the fourth quarter of 2008, our average number of full-time employees has declined by 436, or 15.2%, to 2,433 for the three months ended June 30, 2009, compared to 2,869 for the three months ended June 30, 2008.

        For the six months ended June 30, 2009, compensation and benefits decreased $50.0 million, or 27.5%, compared to the prior year period. The decrease is primarily attributed to our ongoing strategic business review and resulting cost management initiatives. Through year-to-date attrition, retirements and our reduction in workforce implemented in the fourth quarter of 2008, our average number of full-time employees has declined by 404, or 14.2%, to 2,448 for the six months ended June 30, 2009, compared to 2,852 for the six months ended June 30, 2008.

General and administrative expenses

        General and administrative expenses include promotional fees, occupancy and equipment, communications and data processing, regulatory fees, travel and entertainment and professional services.

        General and administrative expenses decreased by $13.6 million, or 22.4%, for the three months ended June 30, 2009 compared with the three months ended June 30, 2008. The decrease is primarily attributable to a $6.4 million reduction in promotional fees and recruiting related to conference events, which we sponsored in 2008 but has not yet occurred in 2009. Additionally, our ongoing strategic business review and the resulting cost reduction measures led to decreases of $2.4 million in professional services and $3.3 million in occupancy and equipment.

        For the six months ended June 30, 2009, general and administrative expenses decreased by $34.7 million, or 26.7%, compared to the prior year period. The decrease is primarily attributable to a $20.9 million decline in promotional fees and recruiting related to conference events, which we sponsored in 2008 but has not yet occurred in 2009. Additionally, our ongoing strategic business review and the resulting cost reduction measures led to decreases of $5.1 million in professional services and $5.6 million in occupancy and equipment.

Depreciation and amortization

        Depreciation and amortization expense represents the benefits received for the use of long-lived assets. Those assets include significant intangible assets established through acquisitions, as well as fixed assets which include internally developed software, hardware, leasehold improvements and other equipment.

        Depreciation and amortization expense increased by $3.5 million, or 14.7%, for the three months ended June 30, 2009 compared with the three months ended June 30, 2008. For the six months ended June 30, 2009, depreciation and amortization expense increased by $7.3 million, or 15.4%, compared to the same period in the prior year. The increase in both the three and six month periods then ended is attributed to capital expenditures made to support integration efforts and the general growth of our business.

Other expenses

        Other expenses include bank fees, other taxes, bad debt expense and other miscellaneous expenses.

        Other expenses decreased by $2.2 million, or 21.6%, for the three months ended June 30, 2009 compared with the three months ended June 30, 2008.

        For the six months ended June 30, 2009, other expenses decreased by $5.6 million, or 30.0%, compared to the prior year period. The decrease for the three and six month periods then ended is primarily due to our cost reduction measures.

Interest expense

        Interest expense includes operating interest expense related to brokerage operations and non-operating interest expense for our indebtedness.

        Interest expense decreased by $2.7 million, or 9.3%, for the three months ended June 30, 2009 compared with the three months ended June 30, 2008. For the six months ended June 30, 2009, interest expense decreased by $7.4 million, or 12.4%, compared to the same period in the prior year. The decline for the three and six month period then ended reflects lower average interest rates on our borrowings due in part by a credit rating upgrade received in the third quarter of 2008. This trend is partially offset by an increase in the principal amount of debt outstanding due primarily to borrowings on our revolving credit facility. Specifically, our outstanding borrowings have increased $51 million from $1,412 million at June 30, 2008 compared to $1,463 million at June 30, 2009.

Loss on equity investment

        Loss on equity investment represents our share of losses related to our investment in a privately held technology company.

        Loss on equity investment decreased $1.9 million for the three months ended June 30, 2009 compared with the three months ended June 30, 2008. For the six month period ended June 30, 2009, loss on equity investment decreased $2.1 million compared with the prior year period. The decrease in both the three and six month periods is attributed to an other than temporary impairment of

$1.7 million that we incurred during the second quarter of 2008, in addition to our share of losses related to our equity investment.

Provision for Income Taxes

        Our provision for income taxes increased by $0.5 million, or 2.9%, for the three months ended June 30, 2009 compared with the three months ended June 30, 2008. The increase in income tax expense is primarily related to a decrease in our estimated annual income over comparable periods. The effective income tax rate under GAAP was 51.5% and 53.0% for the three months ended June 30, 2009 and 2008, respectively. Changes in our effective tax rates reflect changes in our estimates for expenses that cannot be deducted for income tax purposes.

        For the six month period ended June 30, 2009, our provision for income taxes increased by $3.8 million, or 15.4%, compared to the same period in the prior year. The increase in income tax expense is primarily related to a reduction in our estimated annual income over comparable periods. The effective income tax rate under GAAP was 48.5% and 48.8% for the six months ended June 30, 2009 and 2008, respectively. Changes in our effective tax rates reflect changes in our estimates for expenses that cannot be deducted for income tax purposes.

Liquidity and Capital Resources

        Senior management establishes our liquidity and capital policies. These policies include senior management's review of short- and long-term cash flow forecasts, review of monthly capital expenditures and daily monitoring of liquidity for our subsidiaries. Decisions on the allocation of capital factor in projected profitability and cash flow, risks of the business, regulatory capital requirements and future liquidity needs for strategic activities. Our Treasury Department assists in evaluating, monitoring and controlling the business activities that impact our financial condition, liquidity and capital structure and maintains relationships with various lenders. The objectives of these policies are to support the executive business strategies while ensuring ongoing and sufficient liquidity.

        A summary of changes in cash flow data is provided as follows (in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash flows provided by (used in):
Operating activities	$121,778	$137,307
Investing activities	(3,543)	(43,767)
Financing activities	(3,619)	(37,917)

Net increase in cash and cash equivalents	114,616	55,623
Cash and cash equivalents—beginning of period	219,239	188,003

Cash and cash equivalents—end of period	$333,855	$243,626

        Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.

        Net cash provided by operating activities for the six months ended June 30, 2009 and 2008, was $121.8 million and $137.3 million, respectively. The decrease in the six months ended June 30, 2009 as compared to the same period in 2008 is primarily related to an increase in cash used for funding and settling of client transactions, as well as a decrease in accrued expenses associated with payments made to employees impacted by the Company's strategic business review and related restructuring.

        Net cash used in investing activities for the six months ended June 30, 2009 and 2008, was $3.5 million and $43.8 million, respectively. The decrease in the six months ended June 30, 2009 as compared to the same period in 2008 is principally due to a reduction in the level of capital expenditures.

        Net cash used in financing activities for the six months ended June 30, 2009 and 2008 was $3.6 million and $37.9 million, respectively. The decrease in the six months ended June 30, 2009 as compared to the same period in the prior year is primarily related to the repayment of our bank loans and revolving line of credit in 2008, which has not recurred in fiscal year 2009.

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

        Our subsidiary, PTC, is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our condensed consolidated financial statements.

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

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments, seek additional capital or restructure or refinance our indebtedness, including the senior unsecured subordinated notes as discussed below. These measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity constraints and might be required to dispose of material assets or operations to meet our debt service and other obligations. However, our senior secured credit facilities and the indenture governing the senior unsecured subordinated notes will restrict our ability to dispose of assets and the use of proceeds from any such dispositions. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and, in any event, the proceeds may not be adequate to meet any debt service obligations then due.

Indebtedness

        As of June 30, 2009, we had outstanding $823.4 million of borrowings under our senior secured credit facilities and $550.0 million of senior unsecured subordinated notes. The senior secured credit facilities also include a $100.0 million revolving credit facility, $10.0 million of which is currently being utilized to support the issuance of an irrevocable letter of credit issued for the benefit of PTC and $90.0 million of which was drawn for a combination of integration costs and credit preservation measures. This facility expires on December 28, 2011. We also maintain uncommitted lines of credit, which have an unspecified limit, primarily dependent on our ability to provide sufficient collateral. Additionally, in an effort to mitigate interest rate risk, we maintain interest rate swap agreements to hedge the variability on $400.0 million of our floating rate senior secured credit facilities.

Interest Rate and Fees

        Borrowings under our senior secured credit facilities bear interest at a base rate equal to the one, two, three, six, nine or twelve-month LIBOR plus our applicable margin, or an ABR plus our applicable margin. The ABR is equal to the greater of the prime rate or the effective federal funds rate plus 1/2 of 1.00%. The applicable margin for borrowings is currently 1.00% with respect to the base rate borrowings and 2.00% with respect to LIBOR borrowings under the revolving credit facility, and 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings under the senior secured term loan facility. The applicable margin on the senior secured term loan facility could change depending on our credit rating. In September 2008, our corporate credit rating was upgraded to Ba3 from B1, which has reduced the interest rate on the senior secured credit facilities from LIBOR plus 200 basis points to LIBOR plus 175 basis points.

        In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate is currently 0.375% per annum, but is subject to changes depending on our leverage ratio. We must also pay customary letter of credit fees.

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

  •
  a minimum interest coverage ratio; and

  •
  a maximum total leverage ratio.

        At June 30, 2009, we were in compliance with all covenants under our senior secured credit facilities.

Interest Rate Swaps

        An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. We use interest rate swap agreements to hedge the variability on our floating rate for $400.0 million of our term loan under our senior secured credit facility. We are required to pay the counterparty to the agreement fixed interest payments on a notional balance, and in turn, receive variable interest payments on that notional balance. Payments are settled quarterly on a net basis. As of June 30, 2009, we assessed our interest rate swaps as being highly effective and we expect them to continue to be highly effective. While approximately $423.4 million of our term loan remains unhedged as of June 30, 2009, the risk of variability on our floating interest rate is partially mitigated by our margin interest loans made to our clients. At June 30, 2009, our receivables from clients for margin loan activity were approximately $213.4 million.

Senior Unsecured Subordinated Notes

        Our senior unsecured subordinated notes are due in 2015 and bear interest at 10.75% per annum. Interest payments are payable semi-annually in arrears. We are not required to make mandatory redemption or sinking fund payments with respect to the notes and at June 30, 2009, $550.0 million was still outstanding. We may voluntarily repay our senior unsecured subordinated notes at any time, pursuant to certain prepayment penalties. The senior unsecured subordinated notes are subject to certain financial and non-financial covenants. As of June 30, 2009, we were in compliance with all such covenants.

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

        Set forth below is a reconciliation from our net income to EBITDA and Adjusted EBITDA for the trailing twelve months ending June 30, 2009 and 2008:

	2009	2008
	(in thousands)
Net income	$49,906	$45,291
Interest expense(a)	108,510	120,355
Income tax expense	51,089	39,071
Depreciation and amortization	107,741	89,983

EBITDA(e)	317,246	294,700
Non-cash items(b)	5,402	22,661
Non-recurring items(c)	17,485	—
Other adjustment items(d)	5,659	27,616

Adjusted EBITDA(e)	$345,792	$344,977

(a)
Represents non-operating interest from borrowings under our senior credit facilities, senior unsecured subordinated notes and revolving line of credit, as defined under the terms of our credit agreement.

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

        We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our financial advisors' clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Note 14 to our condensed consolidated financial statements.

        The following table provides information with respect to our commitments and obligations as of June 30, 2009:

	Payments due by period
	Total	<1 year	1-3 years	4-5 years	> 5 years
	(in thousands)
Leases and Other Obligations(1)	$119,139	$27,270	$46,275	$27,011	$18,583
Senior Secured Credit Facilities and Senior Unsecured Subordinated Notes(2)(3)	1,373,435	8,424	16,848	798,163	550,000
Revolving Line of Credit	90,000	—	90,000	—	—
Fixed Interest Payments	381,849	59,125	118,250	118,250	86,224
Variable Interest Payments(2)(3)	122,680	20,789	67,636	34,255	—
Interest Rate Swap Agreements(2)(3)	31,608	18,303	13,305	—	—

Total contractual cash obligations	$2,118,711	$133,911	$352,314	$977,679	$654,807

(1)
Note 10 of our condensed consolidated financial statements provides further detail on operating lease obligations and obligations under non-cancellable service contracts.

(2)
Notes 8 and 9 of our condensed consolidated financial statements provide further detail on these debt obligations.

(3)
Our senior credit facilities bear interest at floating rates. Of the $823.4 million outstanding at June 30, 2009, we have hedged the variable rate cash flows using interest rate swaps of $400.0 million of principle (see Notes 8 and 9 of our condensed consolidated financial statements). Variable interest payments are shown for the unhedged ($423.4 million) portion of the senior credit facilities assuming the one-month LIBOR at June 30, 2009 remains unchanged (see Note 8 of our condensed consolidated financial statements for more information).

        As of June 30, 2009, we reflect a liability for unrecognized tax benefits of $22.5 million in accordance with FIN 48, which we have included in income taxes payable on the accompanying condensed consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

Fair Value of Financial Instruments

        We use fair value measurements to record certain financial assets and liabilities at fair value in accordance with SFAS 157, and to determine fair value disclosures.

        We use prices obtained from an independent third-party pricing service to measure the fair value of our trading securities. We validate prices received from the pricing service using various methods including, comparison to prices received from additional pricing services, comparison to available quotes market prices and review of other relevant market data including implied yields of major categories of securities. At June 30, 2009, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

        We bear some market risk on margin transactions affected for our financial advisors' clients. In margin transactions we extend credit to clients collateralized by cash and securities in the client's account. As our financial advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client's account is insufficient to fully cover losses from such investments, and our financial advisors fail to reimburse us for such losses. The risk of default depends on the creditworthiness of the client. To minimize this risk we assess the creditworthiness of the clients and monitor the margin level daily. Clients are required to deposit additional collateral, or reduce positions, when necessary.

        We also have market risk on the fees we earn that are based on the market value of assets in certain client accounts and for which ongoing fees or commissions are paid. We do not enter into derivatives or other similar financial instruments for trading or speculative purposes.

Interest Rate Risk

        We are exposed to risk associated with changes in interest rates. As of June 30, 2009, all of the outstanding debt under our senior secured credit facilities, $823.4 million, was subject to floating interest rate risk. To provide some protection against potential rate increases associated with our floating senior secured credit facilities, we have entered into derivative instruments in the form of interest rate swap agreements covering a significant portion ($400.0 million) of our senior secured indebtedness. The interest rate swap agreements qualify for hedge accounting under SFAS 133. Accordingly, any interest rate differential is reflected in an adjustment to interest expense over the lives of the interest rate swap agreements. While the unhedged portion of our senior secured debt is subject to increases in interest rates, we believe that this risk is offset with variable interest rates associated with client borrowings. At June 30, 2009, we had $423.4 million in unhedged senior secured borrowings, the variable cost of which is partially offset by variable interest income on $213.4 million of client receivables. Because of this relationship, and our expectation for outstanding balances in the future, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes. For a discussion of such interest rate swap agreements, see Note 9 to our unaudited condensed consolidated financial statements.

        We offer our customers and their clients two primary cash sweep programs that are interest rate sensitive: money market sweep vehicles involving multiple money market fund providers and our bank sweep programs. Our bank sweep programs use multiple non-affiliated banks to provide up to $1.0 million ($2.0 million joint) of FDIC insurance for client deposits custodied at the banks. While clients earn interest for balances on deposit in the bank sweep programs, we earn a fee. Our fees from the bank sweep programs are not based on prevailing interest rates, but may be adjusted in a declining interest rate environment or for other reasons. Changes in interest rates for the bank sweep programs are monitored by our Fee and Rate Setting Committee (the "FRS Committee"), which governs and approves any changes to our fees. By meeting promptly after interest rates change, or for other market or non-market reasons, the FRS Committee balances financial risk of the bank sweep programs with products that offer competitive client yields. However, as short-term interest rates hit lower levels, the FRS Committee may be compelled to lower fees. At June 30, 2009, the Federal Reserve effective federal funds rate was 0.17%. A change in short-term interest rates of 10 basis points, if accompanied by a commensurate change in fees for our cash sweep programs, could result in an increase or decrease in income before income taxes of $11.5 million on an annual basis (assuming that client balances and yield at June 30, 2009 did not change). Actual impacts may vary, depending on interest rate levels, the significance of change, and the FRS Committee's strategy in responding to that change.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our Disclosure Committee, Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Change in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our 2008 Annual Report on Form 10-K. There have been no material changes in our reportable legal proceedings from those disclosed in our 2008 Annual Report on Form 10-K other than those set forth below.

        ASC is a respondent or defendant in several arbitration and court proceedings involving the activities of a former agent. In January 2009, a federal court issued a summary judgment order dismissing ASC from one such case. Plaintiffs in that case have appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. In an arbitration matter decided in March 2009, an arbitration panel found ASC and the former agent jointly and severally liable for damages totaling $8.9 million. ASC has filed a motion to vacate the arbitration decision. On July 30, 2009, ASC settled the arbitration and court proceedings described in Note 10. The Company is indemnified for these matters and has received full payment from ASC's previous owners for the settlement amount.

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

        None.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        The Annual Meeting of Shareholders was held on April 23, 2009. The following proposals were adopted by the margins indicated:

        To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	Number of Shares(1)
	For	Withheld(2)
Mark S. Casady	80,995,704	—
Jeffrey A. Goldstein	80,971,024	24,680
Douglas M. Haines	80,970,484	25,220
James S. Putnam	80,995,704	—
James S. Riepe	80,970,484	25,220
Richard P. Schifter	80,971,024	24,680
Jeffrey E. Stiefler	80,982,984	12,720
Allen R. Thorpe	80,970,484	25,220

(1)
The Company has received and can account for proxy cards representing a total of 80,995,704 shares. The holders of the remaining number of the Company's outstanding shares either declined to vote or mailed in proxy cards containing irregularities making it impossible to include them in the vote count. The exclusion of the irregular proxy cards does not affect the overall outcome of the election of our Board of Directors.

(2)
The Company has received proxy cards representing an immaterial number of shares providing for votes to be withheld from certain nominees. Due to irregularities with the proxy cards, the precise number of the shares being so withheld is not determinable. The exclusion of the irregular proxy cards does not affect the overall outcome of the election of our Board of Directors.

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

3.5	Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc. dated March 31, 2008 is incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on March 31, 2008.
3.6	Amended and Restated Bylaws of LPL Investment Holdings Inc. is incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 3, 2008.
10.1	LPL Investment Holdings Inc. and Affiliates 2009 Corporate Executive Bonus Plan is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 14, 2009.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL INVESTMENT HOLDINGS INC.
Date: August 11, 2009	By:	/s/ MARK S. CASADY Mark S. Casady Chairman and Chief Executive Officer
Date: August 11, 2009	By:	/s/ ROBERT J. MOORE Robert J. Moore Chief Financial Officer