Form 10-Q
period 2009-09-30
LPL Investment Holdings Inc.
filed 2009-11-09
CIK 1397911

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or
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

        The number of shares of Common Stock, par value $0.001 per share, outstanding as of November 2, 2009 was 94,186,321.90.

Page
Item Number
PART I. FINANCIAL INFORMATION	1
1. Financial Statements	1
Condensed Consolidated Statements of Financial Condition (unaudited)	1
Condensed Consolidated Statements of Income (unaudited)	2
Condensed Consolidated Statements of Stockholders' Equity (unaudited)	3
Condensed Consolidated Statements of Cash Flows (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	6
2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27
3. Quantitative and Qualitative Disclosures About Market Risk	44
4. Controls and Procedures	46
PART II. OTHER INFORMATION	46
1. Legal Proceedings	46
1A. Risk Factors	46
2. Unregistered Sales of Equity Securities and Use of Proceeds	46
3. Defaults Upon Senior Securities	46
4. Submission of Matters to a Vote of Security Holders	46
5. Other Information	47
6. Exhibits	47
SIGNATURES	48
EXHIBIT INDEX
EXHIBIT 3.1
EXHIBIT 3.2
EXHIBIT 3.3
EXHIBIT 3.4
EXHIBIT 3.5
EXHIBIT 3.6
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 99.1

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(Dollars in thousands, except par value)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$245,489	$219,239
Cash and securities segregated under federal and other regulations	269,589	341,575
Receivables from:
Clients, net of allowance of $738 at September 30, 2009 and $972 at December 31, 2008	274,480	295,797
Product sponsors, broker-dealers and clearing organizations	176,490	231,400
Others, net of allowances of $6,237 at September 30, 2009 and $4,076 at December 31, 2008	121,549	93,771
Securities owned:
Trading	16,209	10,811
Held-to-maturity	10,479	10,504
Securities borrowed	1,632	604
Fixed assets, net of accumulated depreciation and amortization of $234,365 at September 30, 2009 and $185,537 at December 31, 2008	116,190	161,760
Goodwill	1,293,366	1,293,366
Intangible assets, net of accumulated amortization of $126,895 at September 30, 2009 and $106,563 at December 31, 2008	607,128	654,703
Other assets	81,278	68,249

Total assets	$3,213,879	$3,381,779

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Drafts payable	$103,228	$154,431
Revolving line of credit	33,500	90,000
Payables to clients	390,929	463,011
Payables to broker-dealers and clearing organizations	21,379	21,734
Accrued commissions and advisory fees payable	102,456	100,327
Accounts payable and accrued liabilities	157,571	157,540
Income taxes payable	16,907	12,281
Interest rate swaps	20,461	25,417
Securities sold but not yet purchased—at market value	2,806	3,910
Senior credit facilities and subordinated notes	1,371,329	1,377,647
Deferred income taxes—net	165,284	185,169

Total liabilities	2,385,850	2,591,467

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 200,000,000 shares authorized; 94,186,322 shares issued and outstanding at September 30, 2009 of which 7,423,973 are restricted, and 93,967,967 shares issued and outstanding at December 31, 2008 of which 7,423,973 are restricted (See Note 11)	87	87
Additional paid-in capital	676,086	670,897
Stockholder loans	(493)	(936)
Accumulated other comprehensive loss	(12,335)	(15,498)
Retained earnings	164,684	135,762

Total stockholders' equity	828,029	790,312

Total liabilities and stockholders' equity	$3,213,879	$3,381,779

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:
Commissions	$370,249	$413,370	$1,084,900	$1,275,180
Advisory fees	182,141	212,686	507,509	638,414
Asset-based fees	70,894	95,781	201,287	278,565
Transaction and other fees	68,764	62,791	191,711	175,734
Interest income	5,044	9,265	15,542	27,930
Other	5,286	5,644	13,835	17,308

Total revenues	702,378	799,537	2,014,784	2,413,131

EXPENSES:
Commissions and advisory fees	472,960	539,160	1,363,583	1,649,128
Compensation and benefits	66,337	87,590	198,156	269,454
Depreciation and amortization	26,924	24,786	81,596	72,179
Promotional	24,492	32,251	50,108	78,792
Restructuring charges	42,219	—	41,695	—
Occupancy and equipment	13,207	15,580	37,469	45,474
Professional services	10,002	8,556	26,939	30,596
Communications and data processing	8,809	9,874	26,352	29,666
Brokerage, clearing and exchange	8,222	8,393	24,118	21,925
Regulatory fees and expenses	7,106	4,856	18,022	16,550
Travel and entertainment	2,171	3,764	6,269	11,645
Other	1,640	2,798	11,003	13,411

Total non-interest expenses	684,089	737,608	1,885,310	2,238,820
Interest expense from senior credit facilities, subordinated notes and revolving line of credit	24,626	27,205	76,599	86,226
Interest expense from brokerage operations	52	196	163	621
Loss on equity method investment	96	111	264	2,344

Total expenses	708,863	765,120	1,962,336	2,328,011

(LOSS) INCOME BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES	(6,485)	34,417	52,448	85,120
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(5,029)	17,249	23,526	41,984

NET (LOSS) INCOME	$(1,456)	$17,168	$28,922	$43,136

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Stockholder Loans	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
BALANCE—December 31, 2007	$86	$664,568	$(1,242)	$(6,512)	$90,266	$747,166
Comprehensive income:
Net income					43,136	43,136
Unrealized loss on interest rate swaps, net of tax benefit of $31				(144)		(144)

Total comprehensive income						42,992
Exercise of stock options		556				556
Tax benefit from stock options exercised		658				658
Repayment of stockholder loans, net of accrued interest			154			154
Share-based compensation		3,274				3,274
Issuance of 143,884 shares of common stock		4,000				4,000
Repurchase of 136,470 shares of common stock		(3,783)				(3,783)

BALANCE—September 30, 2008	$86	$669,273	$(1,088)	$(6,656)	$133,402	$795,017

BALANCE—December 31, 2008	$87	$670,897	$(936)	$(15,498)	$135,762	$790,312
Comprehensive income:
Net income					28,922	28,922
Unrealized gain on interest rate swaps, net of tax expense of $1,793				3,163		3,163

Total comprehensive income						32,085
Exercise of stock options		258				258
Tax benefit from stock options exercised		147				147
Repayment of stockholder loans, net of accrued interest			443			443
Share-based compensation		4,965				4,965
Repurchase of 10,000 shares of common stock		(181)				(181)

BALANCE—September 30, 2009	$87	$676,086	$(493)	$(12,335)	$164,684	$828,029

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,922	$43,136
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	81,596	72,179
Amortization of debt issuance costs	2,807	2,807
Loss on disposal of fixed assets	49	—
Share-based compensation	4,965	3,274
Provision for bad debts	2,953	3,354
Deferred income tax provision	(21,678)	(14,102)
Impairment of intangible assets	17,873	—
Loss on equity method investment	264	2,344
Benefits received from retention plans	—	4,347
Other	(478)	691
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	71,986	(29,399)
Receivables from clients	21,551	14,730
Receivables from product sponsors, broker-dealers and clearing organizations	54,910	(26,227)
Receivables from others	(30,965)	8,791
Securities owned	(4,868)	1,122
Securities borrowed	(1,028)	(23,526)
Other assets	(3,341)	(8,124)
Drafts payable	(51,203)	14,823
Payable to clients	(72,082)	97,096
Payables to broker-dealers and clearing organizations	(355)	36,022
Accrued commissions and advisory fees payable	2,129	2,391
Accounts payable and accrued liabilities	(74)	31,866
Income taxes payable	4,626	(760)
Securities sold but not yet purchased	(1,104)	(1,255)

Net cash provided by operating activities	107,455	235,580

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(6,403)	$(54,645)
Proceeds from the disposal of fixed assets	135	—
Purchase of securities classified as held-to-maturity	(3,746)	(5,161)
Proceeds from maturity of securities classified as held-to-maturity	3,700	5,600
Deposits of restricted cash	(12,759)	—
Acquisitions, net of existing cash balance	—	(5,900)

Net cash used in investing activities	(19,073)	(60,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayment of) proceeds from revolving line of credit	(56,500)	25,000
Repayment of senior credit facilities	(6,318)	(6,318)
Excess tax benefit associated with stock options exercised	147	658
Repayment of stockholder loans	462	114
Proceeds from stock options exercised	258	556
Issuance of common stock	—	4,000
Repurchase of common stock	(181)	(3,783)

Net cash (used in) provided by financing activities	(62,132)	20,227

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,250	195,701
CASH AND CASH EQUIVALENTS—Beginning of period	219,239	188,003

CASH AND CASH EQUIVALENTS—End of period	$245,489	$383,704

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$61,997	$70,200

Income taxes paid	$41,420	$56,120

NONCASH DISCLOSURES:
Increase in unrealized gain (loss) on interest rate swaps, net of tax expense (benefit) of $1,793 and $(31) for the nine months ended September 30, 2009 and 2008	$3,163	$(144)

Capital expenditures purchased through short-term credit	$105	$1,301

Accrued liability for additional consideration related to acquisition of IFMG Group		$(7,358)

See notes to unaudited condensed consolidated financial statements.

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

2.     BASIS OF PRESENTATION

        Quarterly Reporting—The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal recurring nature. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period.

        The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles ("GAAP"). Accordingly, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes for the year ended December 31, 2008, contained in the Company's Annual Report on Form 10-K as filed with the SEC. Subsequent events for these unaudited financial statements have been evaluated up to and including November 9, 2009, which is the date these financial statements were issued.

        Consolidation—These unaudited condensed consolidated financial statements include the accounts of LPLIH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method.

        Use of Estimates—The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to revenue and related expense recognition, asset impairment, valuation of accounts receivable, contingencies and litigation, and valuation and recognition of share-based payments. These accounting policies are stated in the notes to the audited consolidated financial statements for the year ended December 31, 2008, contained in the Annual Report on Form 10-K as filed with the SEC. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions and the differences may be material to the unaudited condensed consolidated financial statements.

        Reclassifications—Certain reclassifications were made to previously reported amounts in the unaudited condensed consolidated financial statements and notes thereto to make them consistent with the current period presentation.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        Fair Value of Financial Instruments—The Company's financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its indebtedness and its held-to-maturity securities. The Company carries its indebtedness at amortized cost, in accordance with GAAP. As of September 30, 2009, these carrying amounts and fair values were approximately $1,405 million and $1,328 million, respectively. As of December 31, 2008, these carrying amounts and fair values were approximately $1,468 million and $1,057 million, respectively. See Note 4 for additional detail regarding the Company's fair value measurements and Note 5 regarding the Company's held-to-maturity securities.

        Reportable Segment—The Company's internal reporting is organized into three service channels; Independent Advisor Services, Institution Services and Custom Clearing Services, which are designed to enhance the services provided to the Company's customers. In accordance with GAAP, the service channels qualify as individual operating segments, but are aggregated and viewed as one single reportable segment due to their similar economic characteristics, products and services, production and distribution process, regulatory environment and quantitative thresholds.

        Recently Issued Accounting Pronouncements—Recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Company's 2008 Annual Report on Form 10-K, that are of significance, or potential significance, to the Company are discussed below.

        In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance now codified as Accounting Standards Codification (the "Codification" or "ASC") Topic 105, Generally Accepted Accounting Principles, which established a single source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature that was not included in the Codification became non-authoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material effect on the Company's unaudited condensed consolidated financial statements.

        In April 2009, the FASB issued three staff positions intended to provide additional application guidance and enhance the disclosures regarding fair value measurements and impairments of securities. This guidance is now codified within ASC Topic 820, Financial Measurements and Disclosures ("ASC Topic 820"), ASC Topic 825, Financial Instruments ("ASC Topic 825") and ASC Topic 320, Investments—Debt and Equity Securities ("ASC Topic 320"). ASC Topic 820 provides guidance on determining fair value when market activity has decreased. Updates contained within ASC Topic 825 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. ASC Topic 320 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. Except for the addition of required disclosures, the adoption of the provisions contained in these topics did not have a material effect on the Company's unaudited condensed consolidated financial statements.

        In May 2009, the FASB issued guidance now codified as ASC Topic 855, Subsequent Events ("ASC Topic 855"), which established a general standard of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of ASC Topic 855 in the second quarter of 2009. This

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

adoption did not have a material impact on the Company's unaudited condensed consolidated financial statements.

        In June 2009, the FASB issued guidance now codified as ASC Topic 810, Consolidation ("ASC Topic 810"), which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity ("VIE") and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. ASC Topic 810 significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of ASC Topic 810 are effective for interim and annual reporting periods ending after November 15, 2009. The Company will adopt ASC Topic 810 in the fourth quarter of 2009 and does not expect the adoption to have a material impact on its unaudited condensed consolidated financial statements.

        In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value ("ASU 2009-05"). ASU 2009-05 provides clarification in measuring the fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available and in circumstances in which a liability is restricted from being transferred. This ASU also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company will adopt ASU 2009-05 in the fourth quarter of 2009 and does not expect the adoption to have a material impact on its unaudited condensed consolidated financial statements.

3.     RESTRUCTURING

Strategic Business Review Initiative

        On December 29, 2008, the Company committed to and implemented an organizational restructuring plan intended to reduce its cost structure and improve operating efficiencies, which resulted in a reduction in its overall workforce of approximately 275 employees. In accordance with ASC Topic 420, Accounting for Costs Associated with Exit or Disposal Activities, the Company has recorded severance and one-time involuntary termination benefit accruals in accounts payable and accrued liabilities within the unaudited condensed consolidated statements of financial condition. The Company currently expects the total cost of this initiative to be approximately $14.4 million and anticipates the remainder of the accrual to be paid by the second quarter of 2011.

        The following table summarizes the balance of accrued expenses related to the strategic business review and the changes in the accrued amounts as of and for the quarter ended September 30, 2009 (in thousands):

	Accrued Balance at June 30, 2009	Costs Incurred	Payments	Non-cash	Accrued Balance at September 30, 2009
Severance and benefits	$2,608	—	$(377)	—	$2,231

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The following table summarizes the balance of accrued expenses related to the strategic business review and the changes in the accrued amounts as of and for the nine months ended September 30, 2009 (in thousands):

	Accrued Balance at December 31, 2008	Costs Incurred(1)	Payments	Non-cash	Accrued Balance at September 30, 2009	Cumulative Costs Incurred to Date(2)
Severance and benefits	$14,533	$(524)	$(11,778)	—	$2,231	$14,442

(1)
Represent changes in the Company's estimates for the cost of providing post employment benefits to employees impacted by its restructuring activities.

(2)
At September 30, 2009, cumulative costs incurred to date represent the total expected costs.

Consolidation of Affiliated Broker-Dealers Initiative

        On July 10, 2009, the Company committed to a corporate restructuring plan that consolidated the operations of its subsidiaries, Associated Securities Corp. ("Associated"), Associated Planners Investment Advisory, Inc., Mutual Service Corporation ("MSC") and Waterstone Financial Group, Inc. ("WFG") (together, the "Affiliated Broker-Dealers"), with LPL Financial Corporation ("LPL Financial"), another subsidiary of the Company. The consolidation involved the transfer of securities licenses of certain registered representatives associated with the Affiliated Broker-Dealers and their client accounts. Following the completion of these transfer activities, the registered representatives and client accounts that transferred are associated with LPL Financial. As a requirement for the regulatory approval for the transfer, the Affiliated Broker-Dealers were required to deposit $12.8 million into escrow accounts pending the resolution of certain matters. These escrow accounts are included in other assets within the unaudited condensed consolidated statements of financial condition. This restructuring was affected to enhance service offerings to customers while also generating efficiencies. In connection with this consolidation, the Company paid charges related to the conversion and transfer of registered representatives and client accounts, early termination costs associated with certain contracts held by the Affiliated Broker-Dealers and severance costs associated with the elimination of approximately 160 positions. The Company has recorded severance and one-time involuntary termination benefits and will recognize the accrual ratably over the employees' remaining service period. The Company also recorded a non-cash charge for the impairment of related intangible assets (See Note 6).

        The Company anticipates costs for charges related to the early termination of lease arrangements and the results of sub-lease efforts that cannot be fully estimated until the date of abandonment is determinable. The Company expects the total cost of this initiative to be approximately $73.5 million and anticipates recognizing the remainder of the costs by the first half of 2010.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The following table summarizes the balance of accrued expenses related to the consolidation of the Affiliated Broker-Dealers and the changes in the accrued amounts as of and for the quarter ended September 30, 2009 (in thousands):

	Accrued Balance at June 30, 2009	Costs Incurred	Payments	Non-cash	Accrued Balance at September 30, 2009
Severance and benefits	$—	$6,285	$(4,058)	$(27)	$2,200
Lease and contract termination fees	—	8,541	(8,541)	—	—
Asset impairments	—	17,873	—	(17,873)	—
Conversion and transfer costs	—	9,520	(9,520)	—	—

Total	$—	$42,219	$(22,119)	$(17,900)	$2,200

        The following table summarizes the balance of accrued expenses related to the consolidation of the Affiliated Broker-Dealers and the changes in the accrued amounts as of and for the nine months ended September 30, 2009 (in thousands):

	Accrued Balance at December 31, 2008	Costs Incurred(1)	Payments	Non-cash	Accrued Balance at September 30, 2009	Total Expected Restructuring Costs
Severance and benefits	$—	$6,285	$(4,058)	$(27)	$2,200	$8,500
Lease and contract termination fees	—	8,541	(8,541)	—	—	18,000
Asset impairments	—	17,873	—	(17,873)	—	19,000
Conversion and transfer costs	—	9,520	(9,520)	—	—	28,000

Total	$—	$42,219	$(22,119)	$(17,900)	$2,200	$73,500

(1)
At September 30, 2009, costs incurred represent the total cumulative costs incurred.

4.     FAIR VALUE MEASUREMENTS

        Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are prioritized within a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The Company's fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At September 30, 2009, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:

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

        The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At September 30, 2009, the Company did not adjust prices received from the independent third-party pricing services.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The Company has segregated all recurring fair value measurements into the most appropriate level within the fair value hierarchy in the tables below, based on an evaluation of inputs used to determine the fair value at September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Fair Value Measurements
At September 30, 2009:
Assets
Cash equivalents	$111,146	$—	$—	$111,146
Cash and securities segregated under federal and other regulations	267,523	—	—	267,523
Securities owned—trading:
Money market funds	184	—	—	184
Mutual funds	6,583	—	—	6,583
Equity securities	766	—	—	766
Certificates of deposit	—	24	—	24
Debt securities	—	507	—	507
U.S. treasury obligations	8,145	—	—	8,145

Total securities owned—trading	15,678	531	—	16,209
Other assets	12,031	—	—	12,031

Total assets at fair value	$406,378	$531	$—	$406,909

Liabilities
Securities sold but not yet purchased:
Mutual funds	$2,043	$—	$—	$2,043
U.S. treasury obligations	147	—	—	147
Equity securities	197	—	—	197
Certificates of deposit	—	24	—	24
Debt securities	—	395	—	395

Total securities sold but not yet purchased	2,387	419	—	2,806
Interest rate swaps	—	20,461	—	20,461

Total liabilities at fair value	$2,387	$20,880	$—	$23,267

        Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, for example, when evidence of impairment exists. During the third quarter of 2009, the Company recorded asset impairment charges of $17.9 million for certain intangible assets that were determined to have no estimated fair value (See Note 6). The fair value was determined based on the loss of future expected cash flows for customers who were not retained as a result of the consolidation of the Affiliated Broker-Dealers, as well as the discontinued use of certain brand names and logos and their lack of marketability. The Company has determined that the impairment qualifies as a Level 3 measurement under the fair value hierarchy.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The Company has segregated all recurring fair value measurements into the most appropriate level within the fair value hierarchy in the tables below, based on an evaluation of inputs used to determine the fair value at December 31, 2008 (in thousands):

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

5.     HELD-TO-MATURITY SECURITIES

        The Company holds certain investments in securities including U.S. government notes and a certificate of deposit. The Company has both the intent and the ability to hold these investments to maturity and classifies them as such. Interest income is accrued as earned and dividends are recorded on the ex-dividend date. Premiums and discounts are amortized using a method that approximates the effective yield method over the term of the security and are recorded as an adjustment to the investment yield.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The amortized cost, gross unrealized gains and losses and fair value of securities held-to-maturity were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2009:
U.S. government notes	$10,379	$83	$—	$10,462
Certificate of deposit	100	—	—	100

Total	$10,479	$83	$—	$10,562

At December 31, 2008:
U.S. government notes	$10,404	$173	$—	$10,577
Certificate of deposit	100	—	—	100

Total	$10,504	$173	$—	$10,677

        The maturities of securities held-to-maturity at September 30, 2009, were as follows (in thousands):

	Within 1 Year	1–5 Years	5–10 Years	After 10 Years	Total
U.S. government notes	$5,140	$5,239	$—	$—	$10,379
Certificate of deposit	100	—	—	—	100

Total amortized cost	$5,240	$5,239	$—	$—	$10,479

Total fair value	$5,293	$5,269	$—	$—	$10,562

6.     INTANGIBLE ASSETS

        On September 15, 2009, and in conjunction with the Company's consolidation initiative, intangible assets residing at the Affiliated Broker-Dealers were transferred to LPL Financial. This exchange has occurred between entities under common control and accordingly, the Company has transferred customer relationship and sponsor relationship intangible assets at their approximate carrying amounts of $30.9 million and $11.3 million, respectively. There was no change in the useful lives of the intangible assets, which continue to be amortized over a period of 10 to 20 years.

        At the time of consolidation, a portion of the customer relationships, sponsor relationships and trademarks and trade names of the Affiliated Broker-Dealers were determined to have no future economic benefit. Accordingly, the Company recorded impairment charges of $16.1 million for customer relationships, $0.7 million for sponsor relationships and $1.1 million for trademarks and trade names. The impairment of customer and sponsor relationships was determined based upon the attrition of customers and their related revenue streams during the period of consolidation. The impairment of trademarks and trade names was based upon the discontinued use of brand names and logos of the Affiliated Broker-Dealers. The Company has recorded the asset impairments as restructuring charges (See Note 3) and has classified them as such on its unaudited condensed consolidated statements of income.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The components of intangible assets as of September 30, 2009 and December 31, 2008 are as follows (in thousands):

	Gross carrying value	Accumulated amortization	Net carrying value
At September 30, 2009:
Definite-lived intangible assets:
Customer relationships	$459,887	$(85,281)	$374,606
Product sponsor relationships	231,230	(40,538)	190,692
Trust client relationships	2,630	(619)	2,011

Total definite-lived intangible assets	$694,204	$(126,895)	$567,309

Indefinite-lived intangible assets:
Trademark and trade name			39,819

Total intangible assets			$607,128

At December 31, 2008:
Definite-lived intangible assets:
Customer relationships	$482,397	$(71,318)	$411,079
Product sponsor relationships	233,663	(33,442)	200,221
Trust client relationships	2,630	(521)	2,109
Trademarks and trade names	2,757	(1,282)	1,475

Total definite-lived intangible assets	$721,447	$(106,563)	$614,884

Indefinite-lived intangible assets:
Trademark and trade name			39,819

Total intangible assets			$654,703

        Total amortization expense of intangible assets was $9.8 million and $29.7 million for the three and nine months ended September 30, 2009, respectively, and $9.9 million and $29.0 million for the three and nine months ended September 30, 2008, respectively. Amortization expense for each of the fiscal years ended December 2009 (remainder) through 2013 and thereafter is estimated as follows (in thousands):

2009—remainder	$9,270
2010	37,053
2011	36,887
2012	36,596
2013	35,974
Thereafter	411,529

Total	$567,309

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.     INCOME TAXES

        The Company's effective income tax rate differs from the federal corporate tax rate of 35%, primarily as a result of state taxes, settlement contingencies and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 77.5% and 44.9% for the three and nine months ended September 30, 2009, respectively, and 50.1% and 49.3% for the three and nine months ended September 30, 2008, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

8.     INDEBTEDNESS

        Senior Secured Credit Facilities—Borrowings under the Company's senior secured credit facilities bear interest at a base rate equal to either one, two, three, six, nine or twelve-month LIBOR plus the applicable margin, or an alternative base rate ("ABR") plus the applicable margin. The ABR is equal to the greater of the prime rate or the effective federal funds rate plus 1/2 of 1.00%. The applicable margin on the senior secured term credit facilities could change depending on the Company's credit rating. The senior secured credit facilities are subject to certain financial and nonfinancial covenants. As of September 30, 2009, the Company was in compliance with all such covenants.

        Senior Unsecured Subordinated Notes—The Company has $550.0 million of senior unsecured subordinated notes due December 15, 2015. The notes bear interest at 10.75% per annum and interest payments are payable semiannually in arrears. The Company is not required to make mandatory redemption or sinking-fund payments with respect to the notes. The indenture underlying the senior unsecured subordinated notes contains various restrictions with respect to the issuer, including restrictions relating to limitations on liens, sale and leaseback arrangements and funded debt of subsidiaries.

        Revolving Line of Credit—The Company maintains a $100.0 million revolving line of credit facility, $10.0 million of which is being used to support the issuance of an irrevocable letter of credit for its subsidiary, The Private Trust Company, N.A. ("PTC"). Borrowings under the Company's revolving credit facility bear interest at a base rate equal to the one, two, three, six, nine or twelve-month LIBOR plus an interest rate margin of an additional 2.00% or an ABR plus the applicable margin of 1.00%. The Company also pays a fee of 0.375% for the unused balance. At September 30, 2009, the Company had a balance outstanding of $33.5 million, which was subsequently paid in full on October 1, 2009.

        Bank Loans Payable—In April 2008, the Company entered into an uncommitted line of credit that has a $100.0 million limit and is primarily dependent on the Company's ability to provide sufficient collateral. The Company also maintains an additional uncommitted line of credit, which has an unspecified limit and is also dependent on the Company's ability to provide sufficient collateral. At September 30, 2009 and December 31, 2008, there were no outstanding balances on the Company's uncommitted lines of credit.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The Company's outstanding borrowings were as follows (in thousands):

		September 30, 2009			December 31, 2008
	Maturity	Balance	Interest Rate		Balance	Interest Rate
Revolving line of credit	12/28/2011	$33,500	4.25	%(1)	$90,000	2.46	%(4)
Senior secured term loan:
Unhedged	6/28/2013	421,329	2.00	%(2)	332,647	2.23	%(5)
Hedged with interest rate swaps	6/28/2013	400,000	2.03	%(3)	495,000	3.21	%(6)
Senior unsecured subordinated notes	12/15/2015	550,000	10.75%		550,000	10.75%

Total borrowings		1,404,829			1,467,647
Less current borrowings (maturities within 12 months)		41,924			8,424

Long-term borrowings—net of current portion		$1,362,905			$1,459,223

(1)
As of September 30, 2009, the variable interest rate for outstanding balances on the revolving line of credit is based on the prime interest rate of 3.25% plus the applicable interest rate margin of 1.00%.

(2)
As of September 30, 2009, the variable interest rate for the unhedged portion of the senior secured term loan is based on the one-month LIBOR of 0.25% plus the applicable interest rate margin of 1.75%.

(3)
As of September 30, 2009, the variable interest rate for the hedged portion of the senior secured term loan is based on the three-month LIBOR of 0.28%, plus the applicable interest rate margin of 1.75%.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The following summarizes borrowing activity in the revolving and uncommitted line of credit facilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Average balance outstanding	$44,559	$40,104	$75,276	$33,951
Weighted-average interest rate	2.32%	4.70%	2.41%	4.90%

        The minimum calendar year payments and maturities of borrowings as of September 30, 2009 are as follows (in thousands):

	Senior Secured	Revolving Line of Credit	Senior Unsecured	Total Amount
2009—remainder	$2,106	$33,500	$—	$35,606
2010	8,424	—	—	8,424
2011	8,424	—	—	8,424
2012	8,424	—	—	8,424
2013	793,951	—	—	793,951
Thereafter	—	—	550,000	550,000

Total	$821,329	$33,500	$550,000	$1,404,829

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

        The following table summarizes information related to the Company's interest rate swaps as of September 30, 2009 (in thousands):

Notional Balance	Fixed Pay Rate	Variable Receive Rate(1)	Fair Value	Maturity Date
$70,000	3.43%	0.28%	$(1,553)	June 30, 2010
120,000	4.79%	0.28%	(3,876)	June 30, 2010
145,000	4.83%	0.28%	(9,579)	June 30, 2011
65,000	4.85%	0.28%	(5,453)	June 30, 2012

$400,000			$(20,461)

(1)
The variable receive rate reset on the last day of the period, based on the applicable three-month LIBOR. The effective rate from June 30, 2009 through September 29, 2009 was 0.60%. As of September 30, 2009, the effective rate was 0.28%.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The interest rate swap agreements qualify for hedge accounting and have been designated as cash flow hedges against specific payments due on the Company's senior secured term loan. As of September 30, 2009, the Company assessed the interest rate swap agreements as being highly effective and expects them to continue to be highly effective. Accordingly, the changes in fair value of the interest rate swaps have been recorded as other comprehensive loss, with the fair value included as a liability on the Company's unaudited condensed consolidated statements of financial condition. The Company has reclassified $2.7 million and $12.2 million from other comprehensive loss as additional interest expense for the three and nine months ended September 30, 2009, respectively, and $2.3 million and $4.9 million for the three and nine months ended September 30, 2008, respectively. Based on current interest rate assumptions and assuming no additional interest rate swap agreements are entered into, the Company expects to reclassify $17.2 million or $9.5 million after tax, from other comprehensive loss as additional interest expense over the next 12 months.

10.   COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases certain office space and equipment at its headquarter locations under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases.

        Service Contracts—The Company is party to several long-term contracts with various vendors for systems, products and services that enable back office trade processing and clearing for its product and service offerings. One agreement, for clearing services, contains no minimum annual purchase commitment, but the agreement provides for certain penalties should the Company fail to maintain a certain threshold of client accounts. During the third quarter of 2009, as a result of the consolidation of the Affiliated Broker-Dealers, the conversion of client accounts from this clearing provider to the LPL clearing platform caused the number of client accounts to decline below the threshold. Accordingly, the Company incurred contract penalties of $8.7 million (See Note 3). Further declines in accounts on this clearing platform could subject the Company to future costs or penalties.

        Future minimum payments under leases, lease commitments and other non-cancellable contractual obligations with remaining terms greater than one year as of September 30, 2009 are as follows (in thousands):

Years ending December 31
2009—remainder	$7,049
2010	28,164
2011	23,468
2012	18,715
2013	13,646
Thereafter	22,532

Total	$113,574

        Total rental expense for all operating leases was approximately $5.0 million and $15.3 million for the three and nine months ended September 30, 2009, respectively, and $5.6 million and $16.7 million for the three and nine months ended September 30, 2008, respectively.

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

        Loan Commitments—From time to time, the Company makes loans to its financial advisors, primarily to newly recruited advisors to assist in the transition process. Due to timing differences, the Company may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the financial advisor joining the Company, and may be forgivable. The Company had no unfunded commitments at September 30, 2009.

        Litigation—The Company has been named as a defendant in various legal actions, including arbitrations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty what the eventual loss or range of loss related to such matters will be. The Company recognizes a legal liability when it believes it is probable a liability has occurred and the amount can be reasonably estimated. Defense costs are expensed as incurred and classified as professional services within the unaudited condensed consolidated statements of income.

        In connection with various acquisitions, and pursuant to the purchase and sale agreements, the Company has received third-party indemnification for certain legal proceedings and claims. These matters have been defended and paid directly by the indemnifying party.

        On October 1, 2009, the Company received written notice from a third-party indemnitor under a certain purchase and sale agreement asserting that it is no longer obligated to indemnify the Company for certain claims under the provisions of the purchase and sale agreement. The Company believes that this assertion is without merit and intends to vigorously dispute it.

        The Company believes, based on the information available at this time, after consultation with counsel, consideration of insurance, if any, and the indemnifications provided by the third-party indemnitors, notwithstanding the assertions by an indemnifying party noted in the preceding paragraph, that the outcome of such matters will not have a material adverse effect on its unaudited condensed consolidated statements of financial condition, income or cash flows.

        Other Commitments—As of September 30, 2009, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $227.5 million, which it can sell or repledge. Of this amount, approximately $159.7 million has been pledged or sold as of September 30, 2009; $144.7 million was pledged to banks in connection with unutilized secured margin lines of credit, $9.3 million was pledged with client-owned securities to the Options Clearing Corporation ("OCC"), and $5.7 million was loaned to the Depository Trust Company ("DTC") through

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

participation in its Stock Borrow Program. As of December 31, 2008, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $335.9 million, which it can sell or repledge. Of this amount, approximately $152.3 million has been pledged or sold as of December 31, 2008: $143.8 million was pledged to banks in connection with unutilized secured margin lines of credit, $3.2 million was pledged with client-owned securities to the OCC, and $5.3 million was loaned to the DTC through participation in its Stock Borrow Program.

        In August of 2007, pursuant to agreements with a large global insurance company, LPL Financial began providing brokerage, clearing and custody services on a fully disclosed basis; offering its investment advisory programs and platforms; and providing technology and additional processing and related services to its financial advisors and clients. The terms of the agreements are five years, subject to additional 24-month extensions. Termination fees may be payable by a terminating or breaching party depending on the specific cause of termination.

11.   SHARE-BASED COMPENSATION

        Certain employees, former employees, officers, directors, financial advisors and financial institutions participate in stock option plans of the Company. The Company's financial advisors participate in a restricted stock plan and certain employees and former employees participate in a nonqualified deferred compensation plan. The terms of these plans are set forth in the 2008 Annual Report on Form 10-K.

Share-Based Compensation

        The Company recognized $4.0 million and $3.1 million of share-based compensation related to employee stock option awards during the nine months ended September 30, 2009 and 2008, respectively. The Company recognizes share-based compensation expense based on the grant-date fair value over the requisite service period of the individual grants, which generally equals the vesting period. As of September 30, 2009, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $34.3 million, which is expected to be recognized over a weighted-average period of 4.21 years.

        The Company recognized $1.0 million and $0.2 million of share based compensation during the nine months ended September 30, 2009 and 2008, respectively, related to the vesting of stock options awarded to non-employees. The Company recognizes share-based compensation expense for non-employee awards based on the fair value of awards at each interim reporting period. As of September 30, 2009, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $6.1 million for non-employees, which is expected to be recognized over a weighted-average period of 4.17 years.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The following table presents the weighted-average assumptions used by the Company in calculating the fair value of its stock options with the Black-Scholes valuation model for the nine months ended September 30, 2009 and 2008:

	2009	2008
Expected life (in years)	6.84	6.52
Expected stock price volatility	50.98%	33.38%
Expected dividend yield	—	—
Annualized forfeiture rate	4.64%	1.51%
Fair value of options	$11.79	$10.83
Risk-free interest rate	2.77%	2.92%

        The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. In the future, as the Company gains historical data for volatility of its own stock and the actual term over which employees hold its options, expected volatility and the expected term may change, which could substantially change the grant-date fair value of future awards of stock options and, ultimately, compensation recorded on future grants. The Company estimates the expected term for its employee option awards using the simplified method in accordance with Staff Accounting Bulletin 110, Certain Assumptions Used in Valuation Methods, because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. The Company estimates the expected term for its non-employee option awards using the contractual term. Expected volatility is calculated based on companies of similar growth and maturity and the Company's peer group in the industry in which the Company does business because the Company does not have sufficient historical volatility data. The Company will continue to use peer group volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants.

        The Company has assumed an annualized forfeiture rate for its options based on a combined review of industry and employee turnover data, as well as an analytical review performed of historical prevesting forfeitures occurring over the previous year. The Company records additional expense if the actual forfeiture rate is lower than estimated and records a recovery of prior expense if the actual forfeiture is higher than estimated.

        The following table summarizes the Company's activity in its stock option plans for the nine months ended September 30, 2009:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding—December 31, 2008	20,078,283	$4.87
Granted	2,820,606	21.09
Exercised	(228,355)	1.14
Forfeited	(227,335)	26.57

Options outstanding—September 30, 2009	22,443,199	$6.72	5.16	$355,061

Options exercisable—September 30, 2009	17,930,705	$2.58	4.13	$351,959

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The following table summarizes information about outstanding stock option awards:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
At September 30, 2009:
$1.07–$2.38	17,270,340	3.98	$1.74	17,270,340	$1.74
$10.30–$19.74	961,350	9.15	18.30	84,210	14.93
$21.60–$27.80	4,211,509	9.09	24.52	576,155	26.09

	22,443,199	5.16	$6.72	17,930,705	$2.58

2008 Nonqualified Deferred Compensation Plan

        On November 19, 2008, the Company established an unfunded, unsecured deferred compensation plan to permit employees and former employees that hold non-qualified stock options issued under the 2005 Stock Option Plan for Incentive Stock Options and 2005 Stock Option Plan for Non-qualified Stock Options, a one-time opportunity to exchange stock options expiring in 2009 and 2010, for stock units of the 2008 Nonqualified Deferred Compensation Plan. Stock units represent the right to receive one share of common stock. Distribution will occur at the earliest of (a) December 31, 2012; (b) a change in control of the Company; or (c) death or disability of the participant. The exchange of stock options for stock units, which occurred in December 2008, is not taxable for federal and state income tax purposes until the participant receives a distribution under the deferred compensation plan. At September 30, 2009, the Company had 2,823,452 stock units outstanding under the 2008 Nonqualified Deferred Compensation Plan.

Restricted Shares

        The Company's financial advisors participate in the fifth amended and restated 2000 Stock Bonus Plan (the "Stock Bonus Plan"), which provided for the grant and allocation of bonus credits. Each bonus credit represented the right to receive shares of common stock. Participation in the Stock Bonus Plan was dependent upon meeting certain eligibility criteria, and bonus credits were allocated to eligible participants based on certain performance metrics, including amount and type of commissions, as well as tenure with the firm. Bonus credits vested annually in equal increments over a three-year period and expired on the tenth anniversary following the date of grant. Unvested bonus credits held by financial advisors who terminated prior to vesting were forfeited and reallocated to other financial advisors eligible under the plan. In 2008, the Company amended and restated its Stock Bonus Plan to provide the financial advisors with physical ownership of common stock of the Company. Consequently, on December 28, 2008, the Company issued 7,423,973 restricted shares in exchange for bonus credits. These restricted shares may not be sold, assigned or transferred and are not entitled to receive dividends or non-cash distributions, until either a sale of the Company that constitutes a change in control or an initial public offering.

        The Company accounts for restricted shares granted to its financial advisors by measuring such grants at their then-current lowest aggregate value. Since the value is contingent upon the Company's decision to sell itself or issue its common stock to the public through a registered initial public offering, the current aggregate value will be zero until such event occurs. Upon the occurrence of such an event,

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

the Company will record the par value, additional paid in capital and expense based on the number of restricted shares under the stock bonus plan multiplied by the fair market value determined at the event date.

12.   RELATED PARTY TRANSACTIONS

        AlixPartners, LLP ("AlixPartners"), a company majority-owned by one of the Company's majority shareholders, provides LPL Financial with consulting services pursuant to an agreement for interim management and consulting services. LPL Financial paid $0.6 million and $4.2 million to AlixPartners during the nine months ended September 30, 2009 and 2008, respectively.

        Artisan Partners Limited Partnership ("Artisan"), a company majority-owned by one of the Company's majority shareholders, pays fees to LPL Financial in exchange for product distribution and record-keeping services. During the nine months ended September 30, 2009 and 2008, LPL Financial earned $1.0 million and $1.2 million, respectively, in fees from Artisan. Additionally, as of September 30, 2009 and December 31, 2008, Artisan owed LPL Financial $0.4 million and $0.3 million, respectively, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the unaudited condensed consolidated statements of financial condition.

        Certain entities affiliated with SunGard Data Systems Inc. ("SunGard"), a company majority-owned by one of the Company's majority shareholders, provide LPL Financial with data center recovery services. LPL Financial paid $0.2 million to SunGard during the nine months ended September 30, 2009.

        Blue Frog Solutions, Inc. ("Blue Frog"), a privately held technology company in which the Company holds an equity interest, provides LPL Financial with software licensing for annuity order entry and compliance. LPL Financial paid $0.7 million and $0.2 million to Blue Frog for such services during the nine months ended September 30, 2009 and 2008, respectively.

        In conjunction with the acquisition of UVEST Financial Services Group, Inc. ("UVEST"), the Company made full-recourse loans to certain members of management (also selling stockholders), most of whom are now stockholders of the Company. As of September 30, 2009, outstanding stockholder loans, which are reported as a deduction from stockholders' equity, were approximately $0.5 million.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        Net capital and net capital requirements for the Company's broker-dealer subsidiaries as of September 30, 2009 are presented in the following table (in thousands):

	Net Capital	Minimum Net Capital Required	Excess Net Capital
LPL Financial Corporation	$85,172	$6,065	$79,107
UVEST Financial Services Group, Inc.	17,389	1,477	15,912
Mutual Service Corporation	41,228	298	40,930
Associated Securities Corp.	1,665	250	1,415
Waterstone Financial Group, Inc.	8,444	168	8,276

Total	$153,898	$8,258	$145,640

        LPL Financial is a clearing broker-dealer and the remaining broker-dealer subsidiaries are introducing broker-dealers.

        PTC is also subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's unaudited condensed consolidated financial statements. As of September 30, 2009, the Company has met all capital adequacy requirements to which it is subject.

        The Company operates in a highly regulated industry. Applicable laws and regulations restrict permissible activities and investments. These policies require compliance with various financial and customer-related regulations. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, the Company is also subject to comprehensive examinations and supervisions by various governmental and self-regulatory agencies. These regulatory agencies generally have broad discretion to prescribe greater limitations on the operations of a regulated entity for the protection of investors or public interest. Furthermore, where the agencies determine that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with the laws and regulations or with the supervisory policies, greater restrictions may be imposed.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        LPL Financial may at times maintain inventories in equity securities on both a long and short basis that are recorded on the unaudited condensed consolidated statements of financial condition at market value. While long inventory positions represent LPL Financial's ownership of securities, short inventory positions represent obligations of LPL Financial to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, both long and short inventory positions may result in losses or gains to LPL Financial as market values of securities fluctuate. To mitigate the risk of losses, long and short positions are marked-to-market daily and are continuously monitored by LPL Financial.

        UVEST is engaged in buying and selling securities and other financial instruments for clients of financial advisors. Such transactions are introduced and cleared through a third-party clearing firm on a fully disclosed basis. While introducing broker-dealers generally have less risk than clearing firms, their clearing agreements expose them to credit risk in the event that their clients don't fulfill contractual obligations with the clearing broker-dealer.

        The Affiliated Broker-Dealers were engaged in buying and selling securities and other financial instruments for clients of financial advisors. Such transactions were introduced and cleared through a third-party clearing firm on a fully disclosed basis. These firms no longer conduct such activities. The registered representatives and their client accounts have either transitioned or are in the process of transitioning to LPL Financial or to new firms.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        This section and other parts of this Form 10-Q contain forward-looking statements (regarding economic conditions, management expectations, strategic objectives, business prospects, anticipated expense savings, financial results, and other similar matters) that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts" and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Important factors that may cause such differences include, but are not limited to, changes in general economic and financial market conditions, fluctuations in the value of assets under management, effects of competition in the financial services industry, changes in the number of our financial advisors and institutions and their ability to effectively market financial products and services, the effect of current, pending and future legislation, regulation and regulatory actions, and other factors set forth in Part II, Item 1A of this report. The following discussion should be read in conjunction with our 2008 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, and the Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q.

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

How We Evaluate Growth

        We focus on several key financial and non-financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics as of and for the three and nine months ended September 30, 2009 and 2008 are as follows:

	September 30,
	2009	2008	% Change
Non-Financial Metrics
Financial advisors(1)	12,027	11,677	3.0%
Total funded client accounts(in millions)	3.93	3.36	N/A (2)
AUM(3)(in billions)	$268.9	$271.7	(1.0)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Financial Metrics
Revenue growth from prior year	(12.2)%	10.3%	(16.5)%	24.7%
Recurring revenue as a % of total revenue(4)	58.0%	59.6%	56.2%	58.9%
Gross margin as a % of revenue(5)	31.5%	31.5%	31.1%	30.8%
Adjusted EBITDA(in millions)	$89.6	$90.4	$261.2	$276.2

(1)
Financial advisors are defined as those investment professionals who are licensed to do business with our broker-dealer subsidiaries.

(2)
Represents custodied, networked and non-networked client accounts that have been funded. In the third quarter of 2009, we enhanced our methodology for calculating client accounts to include networked variable annuities that were not previously available. This change resulted in an increase of 0.61 million client accounts during the September 30, 2009 reporting period.

(3)
Assets under management ("AUM") are comprised of custodied, networked and non-networked brokerage and advisory assets and reflect market movement in addition to new assets, inclusive of recruiting and net of attrition.

(4)
Revenue is derived from recurring sources such as advisory fees, asset-based fees, trailing commission fees, fees related to our cash sweep programs, interest earned on margin accounts and technology and service fees. Effective in 2009, we revised our definition of recurring revenues. Accordingly, prior period amounts have been recast to reflect this change.

(5)
Gross margin is calculated as total revenues less production expenses. Production expenses consist of commissions and advisory fees as well as brokerage, clearing and exchange fees.

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

        EBITDA and Adjusted EBITDA are non-GAAP measures as defined by Regulation G under the Securities Act and do not purport to be an alternative to net income as a measure of operating performance. The terms EBITDA and Adjusted EBITDA are not defined under GAAP, and EBITDA and Adjusted EBITDA are not measures of net income, operating income or any other performance measure derived in accordance with GAAP, and are subject to important limitations. Adjusted EBITDA is defined herein in accordance with the definition found in the indenture governing the senior unsecured subordinated notes and the credit facility further described in the section "Covenant Compliance" in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

        Set forth below is a reconciliation from our net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(1,456)	$17,168	$28,922	$43,136
Interest expense(a)	24,626	27,205	76,599	86,226
Income tax (benefit) expense	(5,029)	17,249	23,526	41,984
Depreciation and amortization	26,924	24,786	81,596	72,179

EBITDA(e)	45,065	86,408	210,643	243,525
Non-cash items(b)	19,514	1,698	21,786	10,319
Non-recurring items(c)	24,040	—	25,897	—
Other adjustment items(d)	987	2,263	2,891	22,346

Adjusted EBITDA(e)	$89,606	$90,369	$261,217	$276,190

(a)
Represents interest expense from borrowings under our senior credit facilities, senior unsecured subordinated notes and revolving line of credit, as defined under the terms of our credit agreement.

(b)
Represents asset impairment charges related to organizational restructuring, share-based compensation expense for employee stock option awards and compensation benefits incurred pursuant to the purchase and sale agreements of certain acquisitions, as defined under the terms of our credit agreement.

(c)
Represents organizational restructuring charges, employment tax withholdings related to a non-qualified deferred compensation plan and regulatory fines and related costs, as permitted under the terms of our credit agreement.

(d)
Represents acquisition and integration related expenses including legal and other professional service fees and retention payments. Also includes pro-forma adjustments for general and administrative expenditures from our acquisition and resulting shutdown of

Independent Financial Marketing Group, Inc. and IFMG Securities, Inc. (collectively "IFMG"), as defined under the terms of our credit agreement.

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

Economic Overview and Impact of Financial Market Events

        The market's turbulence that began in the latter half of 2008, and the subsequent economic slowdown in the United States continued to impact the overall business environment and our operations. The equity and fixed income markets during the third quarter of 2009 continued to recover steadily from the market lows that occurred in March of this year. The market's rebound is reflected in the S&P 500, which averaged 996 during the third quarter, 11.5% above the average of 893 in the second quarter. This increase in the equity market positively influenced our AUM and improved those revenue sources which are directly driven by asset-based pricing. Despite the market's partial recovery, overall economic activity including consumer discretionary income, employment and consumer confidence remained weak. These economic factors limited the impact of the market's recovery on our transactional commission revenues.

        Despite the equity market recovery, market indices for both the three and nine month periods ended September 30, 2009, remain well below prior year levels. The average daily S&P 500 index was 996 and 900 during the three and nine months ended September 30, 2009, down 20.5% and 32.0% from the comparable periods of 2008. In response to the market turbulence and economic slowdown, the central banks including the Federal Reserve, have maintained historically low interest rates. The average effective rate for federal funds was 0.15% in the third quarter of 2009, compared to 0.18% for the second quarter of 2009 and 1.94% for the third quarter of 2008. For the nine months ended September 30, 2009 and 2008, the average rates for the federal funds were 0.17% and 2.40%, respectively. The low rate environment negatively impacted our revenues from client assets in our cash sweep programs.

        In response to the lower levels of revenues that result from these conditions, we persist in our efforts to reduce costs and control our expenditures. In the fourth quarter of 2008, we initiated a series of cost reduction measures through a strategic business review. Those efforts included the December 31, 2008 decision to reduce our workforce by approximately 275 employees, or approximately 10%, which resulted in additional expenditures during the fourth quarter of 2008, reduced compensation and benefits expense by approximately $19.9 million during the first nine months of 2009 in comparison to the same period in the prior year. In the third quarter of 2009, we furthered our restructuring plans by consolidating the operations of the Affiliated Broker-Dealers with those of LPL Financial. While we expect to incur one-time charges of approximately $73.5 million for severance and termination benefits, asset impairment, contract termination fees and other conversion costs, we anticipate that the consolidation will result in annual cost savings of $24.0 million beginning with $6.9 million in 2009.

        We continue to attempt to mitigate the impact of financial market events on our earnings with a strategic focus on attractive growth opportunities such as recruiting business relationships and through productivity and simplicity initiatives, in addition to our expense management activities described earlier. We plan to continue these efforts into future periods as they may help mitigate some of the negative financial risks associated with current market conditions and bolster our growth capabilities. We remain focused on retaining our customers and enabling them to provide their clients with independent and unbiased financial advice. This strategy is a key advantage and we believe it provides sustainable success for our customers and our firm.

Results of Operations

        The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2009 and 2008. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
Revenues
Commissions	$370,249	$413,370	(10.4)%	$1,084,900	$1,275,180	(14.9)%
Advisory fees	182,141	212,686	(14.4)%	507,509	638,414	(20.5)%
Asset-based fees	70,894	95,781	(26.0)%	201,287	278,565	(27.7)%
Transaction and other fees	68,764	62,791	9.5%	191,711	175,734	9.1%
Other	10,330	14,909	(30.7)%	29,377	45,238	(35.1)%

Total revenues	702,378	799,537	(12.2)%	2,014,784	2,413,131	(16.5)%

Expenses
Production	481,182	547,553	(12.1)%	1,387,701	1,671,053	(17.0)%
Compensation and benefits	66,337	87,590	(24.3)%	198,156	269,454	(26.5)%
General and administrative	65,787	74,881	(12.1)%	165,159	212,723	(22.4)%
Depreciation and amortization	26,924	24,786	8.6%	81,596	72,179	13.0%
Restructuring charges	42,219	—	N/M	41,695	—	N/M
Other	1,640	2,798	(41.4)%	11,003	13,411	(18.0)%

Total non-interest expenses	684,089	737,608	(7.3)%	1,885,310	2,238,820	(15.8)%

Interest expense	24,678	27,401	(9.9)%	76,762	86,847	(11.6)%
Loss on equity method investment	96	111	(13.5)%	264	2,344	(88.7)%

Total expenses	708,863	765,120	(7.4)%	1,962,336	2,328,011	(15.7)%

(Loss) Income before (benefit from) provision for income taxes	(6,485)	34,417	N/M	52,448	85,120	(38.4)%
(Benefit from) Provision for income taxes	(5,029)	17,249	N/M	23,526	41,984	(44.0)%

Net (loss) income	$(1,456)	$17,168	N/M	$28,922	$43,136	(33.0)%

N/M Not Meaningful.

Revenues

Commissions

        Transaction-based commission revenues represent gross commissions generated by our customers, primarily from commissions earned on the sale of various products such as fixed and variable annuities, mutual funds, general securities, alternative investments and insurance. We also earn trailing commission type revenues (a commission that is paid over time such as 12(b)-1 fees) on mutual funds and variable annuities held by clients of our financial advisors. Trail commissions are recurring in nature and are earned based on the current market value of previously purchased investments.

        The following tables set forth our commission revenue by product category and commission type included in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	% Total	2008	% Total	2009	% Total	2008	% Total
Annuities	$193,405	52.2%	$200,197	48.4%	$579,954	53.5%	$619,707	48.6%
Mutual funds	99,644	26.9%	120,676	29.2%	276,159	25.5%	388,938	30.5%
Equities	22,116	6.0%	21,334	5.2%	66,159	6.0%	60,816	4.8%
Fixed income	20,524	5.5%	17,306	4.2%	55,692	5.1%	48,838	3.8%
Alternative investments	18,178	4.9%	31,018	7.5%	54,506	5.0%	84,393	6.6%
Insurance	15,772	4.3%	21,744	5.3%	50,534	4.7%	69,948	5.5%
Other	610	0.2%	1,095	0.2%	1,896	0.2%	2,540	0.2%

Total commission revenue	$370,249	100.0%	$413,370	100.0%	$1,084,900	100.0%	$1,275,180	100.0%

        Commission revenue decreased by $43.1 million, or 10.4%, for the three months ended September 30, 2009 compared with the three months ended September 30, 2008. Transaction-based commissions decreased as a result of market turbulence and volatility that dampened client demand for purchases of new investment products, particularly in the more market sensitive products such as mutual funds, alternative investments and variable annuities. This decline was partially offset by increased sales of products with more predictable cash flows such as fixed annuities and fixed income securities. Trail commissions reflect the effects of the market declines offset by growth in assets eligible for trail payment.

        For the nine months ended September 30, 2009, commission revenue decreased by $190.3 million, or 14.9%, compared to the same period in the prior year. The decrease is primarily due to a reduction in our transaction-based commissions, reflecting reduced client investing activity as a result of the market turbulence discussed above.

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

        Advisory fees decreased by $30.5 million, or 14.4%, for the three months ended September 30, 2009 compared with the three months ended September 30, 2008. For the nine months ended September 30, 2009, advisory fees decreased by $130.9 million, or 20.5%, compared to the prior year period. The decrease is primarily due to the effect of the declining market on the value of our client assets in advisory programs, offset by increasing sales of new advisory relationships.

Asset-based fees

        Asset-based fees are comprised of fees from cash sweep vehicles, our product manufacturer sponsorship programs, and sub-transfer agency and networking services. Pursuant to contractual arrangements, uninvested cash balances in client accounts are swept into either insured deposit accounts at various banks or third-party money market funds, for which we receive fees, including administrative and record keeping fees based on account type and the invested balances. In addition, we receive fees from certain product manufacturers in connection with programs that support our marketing and sales-force education and training efforts. We also earn fees on mutual fund assets for which we provide administrative and recordkeeping services as a sub-transfer agent. Our networking fees represent fees paid to us by mutual fund and annuity product manufacturers in exchange for administrative and recordkeeping services that we provide to clients of our financial advisors. Networking fees are correlated to the number of positions we administer, not the value of assets under administration.

        Asset-based fees decreased $24.9 million, or 26.0%, for the three months ended September 30, 2009 compared with the three months ended September 30, 2008. This decrease was primarily driven by the declining interest rate environment as reflected by the average effective federal funds rate and its influence on fees associated with our cash sweep programs. For the three months ended September 30, 2009, the effective federal funds rate averaged 0.15% compared to 1.94% for the same period in the prior year. Assets in our cash sweep programs averaged $19.5 billion and $18.7 billion for the three month periods ended September 30, 2009 and 2008, respectively.

        For the nine months ended September 30, 2009, asset-based fees decreased $77.3 million, or 27.7%, compared with the prior year period. This decrease was also primarily driven by the interest rate environment and its influence on our asset-based revenues. The average effective federal funds rate was 0.17% for the nine months ended September 30, 2009 compared to 2.40% for the prior year period. The effect of declining interest rates has been partially offset by an increase in the average client assets custodied in these programs, which increased 17.8% from $17.9 billion for the nine months ended September 30, 2008 to $21.1 billion for the nine months ended September 30, 2009. In addition, the declining equity market contributed to a $8.4 million, or 13.0%, reduction in year over year sponsor related revenue programs.

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

        Transaction and other fees increased $6.0 million, or 9.5%, for the three months ended September 30, 2009 compared with the three months ended September 30, 2008. This increase is primarily attributed to fees associated with our number of financial advisors and client accounts. Additionally, our transaction volume increased 5.2% from 3.1 million to 3.2 million for the three months ended September 30, 2008 and 2009, respectively. We had increases of $3.9 million in charges to customers for insurance programs and $1.2 million in IRA custodial fees. These increases were partially offset by declines in conference related revenues.

        During the nine months ended September 30, 2009, transaction and other fees increased $16.0 million, or 9.1%, compared to the prior year period. The change is due to the increase in fees resulting from the growth in the number of our financial advisors, client accounts and transaction volume from September 30, 2008 to September 30, 2009. Specifically, we experienced increases of $5.2 million in charges to customers for insurance programs and $5.2 million in IRA custodial fees, which were partially offset by decreases in revenues related to conference events that were sponsored in 2008 but not held in 2009.

Other revenue

        Other revenue includes marketing re-allowances from certain product manufacturers as well as interest income from client margin accounts and cash equivalents.

        Other revenue decreased $4.6 million, or 30.7%, for the three months ended September 30, 2009 compared with the three months ended September 30, 2008. For the nine months ended September 30, 2009, other revenue decreased $15.9 million, or 35.1%, compared with the same period in the prior year. The decrease in both the three and nine month periods then ended is due primarily to lower interest revenue from client margin lending activities and to a lesser extent, by lower interest income earned on our cash equivalents. Our client margin balances decreased 33.7% from $343.3 million at September 30, 2008 to $227.5 million at September 30, 2009 reflecting a reduced demand by clients for margin leverage.

Expenses

Production expenses

        Production expenses consist of commissions and advisory fees as well as brokerage, clearing and exchange fees. We pay out the majority of commissions and advisory fees received from sales or services provided by our customers. Substantially all of these pay-outs are variable and correlated to the revenues generated by each customer.

        Production expenses decreased $66.4 million, or 12.1%, for the three months ended September 30, 2009 compared with the three months ended September 30, 2008. Commission and advisory revenues declined $73.7 million, or 11.8% during the same period, resulting in a corresponding decrease in our production payout to our customers.

        For the nine months ended September 30, 2009, production expenses decreased $283.4 million, or 17.0%, compared to the same period in the prior year. Commission and advisory revenues declined $321.2 million, or 16.8% during the same period, resulting in a corresponding decrease in our production payout to our customers.

Compensation and benefits

        Compensation and benefits represent compensation-related expenses for our employees (including share-based compensation expense), as well as compensation for temporary employees and consultants.

        Compensation and benefits decreased $21.3 million, or 24.3%, for the three months ended September 30, 2009 compared with the three months ended September 30, 2008. The decrease is primarily attributed to our ongoing strategic business review and resulting cost management initiatives. As a result of attrition, retirements and our reduction in workforce implemented in the fourth quarter of 2008, our average number of full-time employees has declined by 357, or 12.9%, to 2,416 for the three months ended September 30, 2009, compared to 2,773 for the three months ended September 30, 2008.

        For the nine months ended September 30, 2009, compensation and benefits decreased $71.3 million, or 26.5%, compared to the prior year period. The decrease is primarily attributed to our ongoing strategic business review and resulting cost management initiatives. Our average number of full-time employees has declined by 388, or 13.7%, to 2,438 for the nine months ended September 30, 2009, compared to 2,826 for the nine months ended September 30, 2008.

General and administrative expenses

        General and administrative expenses include promotional fees, occupancy and equipment, communications and data processing, regulatory fees, travel and entertainment and professional services.

        General and administrative expenses decreased by $9.1 million, or 12.1%, for the three months ended September 30, 2009 compared with the three months ended September 30, 2008. The decrease is primarily attributable to our ongoing strategic business review and resulting cost reduction measures which led to decreases of $7.8 million in promotional fees, $2.4 million in occupancy and equipment, $1.6 million in travel and entertainment and $1.1 million in communications and data processing.

        For the nine months ended September 30, 2009, general and administrative expenses decreased by $47.6 million, or 22.4%, compared to the prior year period. The decrease is primarily attributable to a $28.7 million decline in promotional fees and recruiting related to conference events, which we sponsored in 2008 but did not occur in 2009. Additionally, our ongoing strategic business review and resulting cost reduction measures led to decreases of $8.0 million in occupancy and equipment, $5.4 million in travel and entertainment, $3.7 million in professional services and $3.3 million in communications and data processing.

Depreciation and amortization

        Depreciation and amortization expense represents the benefits received for the use of long-lived assets. Those assets include significant intangible assets established through acquisitions, as well as fixed assets, which include internally developed software, hardware, leasehold improvements and other equipment.

        Depreciation and amortization expense increased by $2.1 million, or 8.6%, for the three months ended September 30, 2009 compared with the three months ended September 30, 2008. For the nine months ended September 30, 2009, depreciation and amortization expense increased by $9.4 million, or 13.0%, compared to the same period in the prior year. The increase in both the three and nine month periods then ended is attributed to capital expenditures made to support integration efforts and the general growth of our business.

Restructuring Charges

        Restructuring charges represent expenses incurred as a result of our strategic business review and consolidation of our Affiliated Broker-Dealers.

        Restructuring charges were $42.2 and $41.7 million for the three and nine months ended September 30, 2009, respectively. In the third quarter of 2009, restructuring charges were incurred for severance and termination benefits of $6.3 million, contract termination costs of $8.5 million, asset impairment write-offs of $17.9 million and $9.5 million in other expenditures principally relating to the conversion and transfer of registered representatives and client accounts from the Affiliated Broker-Dealers to LPL Financial. These costs were offset by $0.5 million in adjustments that were recorded in the first half of 2009 for changes in cost estimates associated with post employment benefits provided to employees impacted by our restructuring activities.

Other expenses

        Other expenses include bank fees, other taxes, bad debt expense and other miscellaneous expenses.

        Other expenses decreased by $1.2 million, or 41.4%, for the three months ended September 30, 2009 compared with the three months ended September 30, 2008. For the nine month period ending September 30, 2009, other expenses decreased by $2.4 million, or 18.0%, compared to the prior year period. The decrease in the three and nine month periods then ended is primarily due to cost reduction measures.

Interest expense

        Interest expense includes operating interest expense related to brokerage operations and non-operating interest expense for our indebtedness.

        Interest expense decreased by $2.7 million, or 9.9%, for the three months ended September 30, 2009 compared with the three months ended September 30, 2008. For the nine months ended September 30, 2009, interest expense decreased by $10.1 million, or 11.6%, compared to the same period in the prior year. The decline for the three and nine month period then ended reflects lower average interest rates on our borrowings due in part by a credit rating upgrade received in the third quarter of 2008. This trend is partially offset by an increase in the average principal amount of debt outstanding due primarily to borrowings on our revolving credit facility. Our average outstanding borrowing activity in the revolving and uncommitted line of credit facilities have increased by $41.3 million from $34.0 million for the nine months ended September 30, 2008 compared to $75.3 million for the nine months ended September 30, 2009.

Loss on equity method investment

        Loss on equity method investment represents our share of losses related to our investment in a privately held technology company. This loss was $0.1 million for the three months ended September 30, 2009 and is materially consistent with the loss recorded at September 30, 2008. For the nine month period ended September 30, 2009, loss on equity method investment was $0.3 million or $2.1 million less than the loss in the prior year period. The decrease in the nine month period is attributed to a $1.7 million impairment charge incurred during the second quarter of 2008.

Provision for Income Taxes

        We estimate our full-year effective income tax rate at the end of each interim reporting period. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The tax rate in any quarter can be affected positively and negatively by adjustments that are required to be reported in the specific quarter of resolution.

        During the three months ended September 30, 2009, we recorded an income tax benefit of $5.0 million compared with an income tax expense of $17.2 million for the three months ended September 30, 2008. Our effective income tax rate was 77.5% and 50.1% for the three months ended September 30, 2009 and 2008, respectively. We recorded an income tax benefit for the three months ended September 30, 2009, due to restructuring charges associated with the consolidation of our

Affiliated Broker-Dealers. This initiative, as well as the resolution of adjustments required to be reported in the quarter, have led to the relatively high effective tax rate in the current three month period. The effective rates reflect the impact of state taxes, settlement contingencies and expenses that are not deductible for tax purposes.

        During the nine months ended September 30, 2009, we recorded an income tax expense of $23.5 million compared with an income tax expense of $42.0 million for the nine months ended September 30, 2008. Our effective income tax rate was 44.9% and 49.3% for the nine months ended September 30, 2009 and 2008, respectively. The effective rates reflect expenses that are not deductible for tax purposes, settlement contingencies, certain development tax credits and the impact of state taxes.

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

        A summary of changes in cash flow data is provided as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash flows provided by (used in):
Operating activities	$107,455	$235,580
Investing activities	(19,073)	(60,106)
Financing activities	(62,132)	20,227

Net increase in cash and cash equivalents	26,250	195,701
Cash and cash equivalents—beginning of period	219,239	188,003

Cash and cash equivalents—end of period	$245,489	$383,704

        Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.

        Net cash provided by operating activities for the nine months ended September 30, 2009 and 2008, was $107.5 million and $235.6 million, respectively. The decrease in the nine months ended September 30, 2009 as compared to the same period in 2008 is primarily related to an increase in cash used for funding and settling of client transactions, as well as restructuring charges resulting from the consolidation of our Affiliated Broker-Dealers.

        Net cash used in investing activities for the nine months ended September 30, 2009 and 2008, was $19.1 million and $60.1 million, respectively. The decrease in the nine months ended September 30, 2009 as compared to the same period in 2008 is principally due to a reduction in the level of capital expenditures.

        Net cash used in financing activities for the nine months ended September 30, 2009 was $62.1 million compared to $20.2 million net cash provided by financing activities for the nine months ended September 30, 2008. The increase in cash used for financing activities for the current nine month period as compared to the prior year is primarily related to our revolving line of credit facility. We borrowed $25.0 million on our revolving line of credit facility in 2008 and conversely repaid $56.5 million in 2009.

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

        Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. Historically, these timing differences were funded either with internally generated cash flow or, if needed, with funds drawn under short-term borrowing facilities, including both committed unsecured lines of credit and uncommitted lines of credit secured by client securities. LPL Financial, one of our broker-dealer subsidiaries, utilizes uncommitted lines secured by client securities to fund margin loans and other client transaction-related timing differences.

        Our registered broker-dealers are subject to the SEC's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial and Associated compute net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customers' transactions, as defined. LPL Financial is also subject to the Commodity Futures Trading Commission's minimum financial requirements, which require that it maintain net capital, as defined, equal to 4% of customer funds required to be segregated pursuant to the Commodity Exchange Act, less the market value of certain commodity options, all as defined. UVEST, MSC and WFG all compute net capital requirements under the aggregate indebtedness method, which requires firms to maintain minimum net capital, as defined, of not less than 6.67% of aggregate indebtedness, also as defined.

        Our subsidiary, PTC, is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our unaudited condensed consolidated financial statements.

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

Indebtedness

        As of September 30, 2009, we had outstanding $821.3 million of borrowings under our senior secured credit facilities and $550.0 million of senior unsecured subordinated notes. The senior secured credit facilities also include a $100.0 million revolving credit facility, $10.0 million of which is currently being utilized to support the issuance of an irrevocable letter of credit issued for the benefit of PTC. This facility expires on December 28, 2011. We also maintain uncommitted lines of credit, which have an unspecified limit, primarily dependent on our ability to provide sufficient collateral. Additionally, in an effort to mitigate interest rate risk, we maintain interest rate swap agreements to hedge the variability on $400.0 million of our floating rate senior secured credit facilities.

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

  •
  a minimum interest coverage ratio; and

  •
  a maximum total leverage ratio.

        At September 30, 2009, we were in compliance with all covenants under our senior secured credit facilities.

Interest Rate Swaps

        An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. We use interest rate swap agreements to hedge the variability on our floating rate for $400.0 million of our term loan under our senior secured credit facility. We are required to pay the counterparty to the agreement fixed interest payments on a notional balance and in turn receive variable interest payments on that notional balance. Payments are settled quarterly on a net basis. As of September 30, 2009, we assessed our interest rate swaps as being highly effective and we expect them to continue to be highly effective. While approximately $421.3 million of our term loan remains unhedged as of September 30, 2009, the risk of variability on our floating interest rate is partially mitigated by our client margin loans on which we carry floating interest rates. At September 30, 2009, our receivables from clients for margin loan activity were approximately $227.5 million.

Senior Unsecured Subordinated Notes

        Our senior unsecured subordinated notes are due in 2015 and bear interest at 10.75% per annum. Interest payments are payable semi-annually in arrears. We are not required to make mandatory redemption or sinking fund payments with respect to the notes and at September 30, 2009, $550.0 million was still outstanding. We may voluntarily repay our senior unsecured subordinated notes at any time, pursuant to certain prepayment penalties.

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

        Adjusted EBITDA does not represent net income as that term is defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definition of Adjusted EBITDA in our senior secured credit facilities allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, the presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA and Adjusted EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

        Set forth below is a reconciliation from our net income to EBITDA and Adjusted EBITDA for the trailing twelve months ending September 30, 2009 and 2008 (in thousands):

	2009	2008
Net income	$31,282	$50,892
Interest expense(a)	105,931	116,703
Income tax expense	28,811	49,675
Depreciation and amortization	109,879	94,126

EBITDA(e)	275,903	311,396
Non-cash items(b)	23,218	18,877
Non-recurring items(c)	41,525	—
Other adjustment items(d)	4,383	28,253

Adjusted EBITDA(e)	$345,029	$358,526

(a)
Represents interest expense from borrowings under our senior credit facilities, senior unsecured subordinated notes and revolving line of credit, as defined under the terms of our credit agreement.

(b)
Represents asset impairment charges related to organizational restructuring, share based compensation expense employee stock option awards, compensation benefits incurred pursuant to the purchase and sale agreements of certain acquisitions, and the recognition of an impairment charge on our equity investment.

(c)
Represents charges for our organizational restructuring, employment tax withholdings related to a non-qualified deferred compensation plan and regulatory fines and related costs, as permitted under the terms of our credit agreement.

(d)
Represents acquisition and integration related expenses including legal and other professional service fees and retention payments. Also includes pro forma adjustments for general and administrative expenditures from our acquisition and resulting shutdown of IFMG, as defined under the terms of our credit agreement.

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

        We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our financial advisors' clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Notes 10 and 14 to our unaudited condensed consolidated financial statements.

        The following table provides information with respect to our commitments and obligations as of September 30, 2009 (in thousands):

	Payments due by period
	Total	< 1 year	1–3 years	4–5 years	> 5 years
Leases and Other Obligations(1)	$113,574	$28,172	$44,545	$24,032	$16,825
Senior Secured Credit Facilities and Senior Unsecured Subordinated Notes(2)(3)	1,371,329	8,424	16,848	796,057	550,000
Revolving line of credit	33,500	33,500	—	—	—
Fixed Interest Payments	367,067	59,125	118,250	118,250	71,442
Variable Interest Payments(2)(3)	118,051	22,951	69,513	25,587	—
Interest Rate Swap Agreements(2)(3)	27,032	16,265	10,767	—	—

Total contractual cash obligations	$2,030,553	$168,437	$259,923	$963,926	$638,267

(1)
Note 10 of our unaudited condensed consolidated financial statements provides further detail on operating lease obligations and obligations under non-cancelable service contracts.

(2)
Notes 8 and 9 of our unaudited condensed consolidated financial statements provide further detail on these debt obligations.

(3)
Our senior credit facilities bear interest at floating rates. Of the $821.3 million outstanding at September 30, 2009, we have hedged the variable rate cash flows using interest rate swaps of $400.0 million of principle (see Notes 8 and 9 of our unaudited condensed consolidated financial statements). Variable interest payments are shown for the unhedged ($421.3 million) portion of the senior credit facilities assuming the one-month LIBOR at September 30, 2009 remains unchanged (see Note 8 of our unaudited condensed consolidated financial statements for more information).

        As of September 30, 2009, we reflect a liability for unrecognized tax benefits of $21.0 million, which we have included in income taxes payable on the unaudited condensed consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

Fair Value of Financial Instruments

        We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures.

        We use prices obtained from an independent third-party pricing service to measure the fair value of our trading securities. We validate prices received from the pricing service using various methods including, comparison to prices received from additional pricing services, comparison to available quotes market prices and review of other relevant market data including implied yields of major categories of securities. At September 30, 2009, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

Critical Accounting Policies

        We have disclosed in our unaudited condensed consolidated financial statements and in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2008 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2008 Annual Report on Form 10-K. The accounting principles utilized by us in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.

Recent Accounting Pronouncements

        Refer to Note 2 of our notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting standards and pronouncements.

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

        We also have market risk on the fees we earn that are based on the market value of assets in advisory AUM, assets on which trail commissions are paid and assets eligible for sponsor payments. We do not enter into derivatives or other similar financial instruments for trading or speculative purposes.

Interest Rate Risk

        We are exposed to risk associated with changes in interest rates. As of September 30, 2009, all of the outstanding debt under our senior secured credit facilities, $821.3 million, was subject to floating interest rate risk. To provide some protection against potential rate increases associated with our floating senior secured credit facilities, we have entered into derivative instruments in the form of interest rate swap agreements covering a significant portion ($400.0 million) of our senior secured indebtedness. Our interest rate swap agreements qualify for hedge accounting and have been designated as cash flow hedges against specific payments due on our senior secured term loan. Accordingly, any interest rate differential is reflected in an adjustment to interest expense over the lives of the interest rate swap agreements. While the unhedged portion of our senior secured debt is subject to increases in interest rates, we believe that this risk is offset with variable interest rates associated with client borrowings. At September 30, 2009, we had $421.3 million in unhedged senior secured borrowings, the variable cost of which is partially offset by variable interest income on $227.5 million of client margin receivables. Because of this relationship, and our expectation for outstanding balances in the future, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes. For a discussion of such interest rate swap agreements, see Note 9 to our unaudited condensed consolidated financial statements.

        We offer our customers and their clients two primary cash sweep programs that are interest rate sensitive: our bank sweep programs and money market sweep vehicles involving multiple money market fund providers. Our bank sweep programs use multiple non-affiliated banks to provide up to $1.0 million ($2.0 million joint) of FDIC insurance for client deposits custodied at the banks. While clients earn interest for balances on deposit in the bank sweep programs, we earn a fee. Our fees from the bank sweep programs are not based on prevailing interest rates, but may be adjusted in a declining interest rate environment or for other reasons. Changes in interest rates and fees for the bank sweep programs are monitored by our Fee and Rate Setting Committee (the "FRS Committee"), which governs and approves any changes to our fees. By meeting promptly after interest rates change, or for other market or non-market reasons, the FRS Committee balances financial risk of the bank sweep programs with products that offer competitive client yields. However, as short-term interest rates hit lower levels, the FRS Committee may be compelled to lower fees. For the three months ended September 30, 2009, the average Federal Reserve effective federal funds rate was 0.15%. A change in short-term interest rates of 10 basis points, if accompanied by a commensurate change in fees for our cash sweep programs, could result in an increase or decrease in income before income taxes of $11.4 million on an annual basis (assuming that client balances and yield at September 30, 2009 did not change). Actual impacts may vary depending on interest rate levels, the significance of change, and the FRS Committee's strategy in responding to that change.

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

Item 4.    Controls and Procedures

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

Change in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our 2008 Annual Report on Form 10-K. There have been no material changes in our reportable legal proceedings from those disclosed in our 2008 Annual Report on Form 10-K other than those set forth below.

        On October 1, 2009, the Company received written notice from a third-party indemnitor under a certain purchase and sale agreement asserting that they are no longer obligated to indemnify the Company for certain claims under the provisions of the purchase and sale agreement. The Company believes that this assertion is without merit and intends to vigorously dispute it.

Item 1A.    Risk Factors

        In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully review the factors discussed in Part I, "Item 1A. Risk Factors" in our 2008 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        On November 9, 2009, we issued a press release announcing our financial results for the fiscal quarter and nine months ended September 30, 2009. A copy of this press release is being furnished as Exhibit 99.1 and is incorporated herein by reference. Exhibit 99.1 is being furnished and shall not be deemed filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Exhibit 99.1 shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, except as expressly set forth in a future filing.

Item 6.    Exhibits

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
3.6	Amended and Restated Bylaws of LPL Investment Holdings Inc. is incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 3, 2008.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Press Release issued by the Company on November 9, 2009 (furnished herewith).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL INVESTMENT HOLDINGS INC.
Date: November 9, 2009	By:	/s/ MARK S. CASADY Mark S. Casady Chairman and Chief Executive Officer
Date: November 9, 2009	By:	/s/ ROBERT J. MOORE Robert J. Moore Chief Financial Officer