Form 10-K
period 2009-12-31
LPL Investment Holdings Inc.
filed 2010-03-09
CIK 1397911

Use these links to rapidly review the document

LPL INVESTMENT HOLDINGS INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-52609

LPL Investment Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3717839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Beacon Street, Boston, MA 02108
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐ (Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time).

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant's common stock is not determinable.

         The number of shares of common stock, par value $0.001 per share, outstanding as of March 5, 2010 was 94,235,089.90.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

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

 Special Note Regarding Forward-Looking Statements

        Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations"—and other sections of this Annual Report on Form 10-K contain forward-looking statements (regarding economic conditions, management expectations, strategic objectives, business prospects, anticipated expense savings, financial results, and other similar matters) that involve risks and uncertainties. Forward-looking statements can be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to, changes in general economic and financial market conditions, fluctuations in the value of assets under management, effects of competition in the financial services industry, changes in the number of our financial advisors and institutions and their ability to effectively market financial products and services, the effect of current, pending and future legislation and regulation and regulatory actions. In particular, you should consider the numerous risks outlined in Part I, Item 1A—"Risk Factors".

        Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. You should not rely upon forward-looking statements as predictions of future events. We will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

PART I

ITEM 1.    BUSINESS

General Corporate Overview

        We are a leading provider of technology, brokerage and investment advisory services through business relationships with independent financial advisors, financial advisors employed by financial institutions, registered investment advisors ("RIAs"), and financial institutions (collectively, our "customers"). Through our proprietary technology, custody and clearing platforms, we offer our customers access to a broad array of financial products and services that enable them to more effectively provide financial advice and brokerage services to retail investors (their "clients"). We partner with over 4,800 businesses consisting of independent advisor practices, banks, credit unions and insurance companies. Through these relationships we support approximately 16,000 financial professionals of which approximately 12,000 are licensed with our broker-dealer subsidiaries, and 3.9 million client accounts with $279.4 billion in client assets as of December 31, 2009. With $2.7 billion in net revenue in 2009, we are a leading national broker-dealer and have been the largest independent broker-dealer as reported in Financial Planning magazine 1996-2009, based on total revenues.

        In 2005, we sold an approximately 61% ownership stake in our firm to two private equity partners, Hellman & Friedman LLC and TPG. We were formed in 1989 through the merger of two brokerage firms, Linsco Financial Group, Inc. (established in 1968) and Private Ledger Financial Services, Incorporated (established in 1973). We have our primary corporate offices in Boston, San Diego, and Charlotte. Our customers operate in all 50 states, Washington D.C. and Puerto Rico.

Our Business

        Our business philosophy is to support our customers in providing their clients with high quality independent advice and investment solutions through our open architecture product platform and to support them in managing the complexity of running their business. Through our technology and service offerings, we establish lasting relationships with our customers that enable their growth. Unlike many traditional brokerage firms, we do not manufacture products, provide investment banking services, conduct market-making activity, or compete with our customers by offering investment services directly to retail investors. The size of our organization and scalability of our solution allows us to continually reinvest in our technology and clearing platforms, tailor our services to the needs of our customers, and provide them with an attractive value proposition. As a result, we have successfully grown our customer base from 5,843 financial advisors licensed with our broker-dealer subsidiaries in 2004 to 11,950 as of December 31, 2009.

        Our revenues are derived primarily from commissions and fees from products and advisory services offered by our customers to their clients, a substantial portion of which we pay out to our customers. We also generate asset-based fees from our product sponsor relationships, our cash sweep programs, and sub-transfer agency and networking services. Under our self-clearing platform, we custody the majority of client assets invested in these products, which includes providing statements, transaction processing and ongoing account management for which we receive a fee.

Our Customers

        Our customers are leaders within their communities. Serving retail investors in communities across the nation, they build long-term relationships with their clients by guiding them through the complexities of investment decisions, retirement solutions, financial planning and wealth management. By providing a comprehensive and flexible platform, we distinguish ourselves by our ability to attract advisors from other independent broker-dealers, regional and wirehouse firms, as well as RIAs and financial institutions. Our flexible business platform allows our customers to choose the most appropriate business model to support their clients, whether they conduct brokerage business, offer brokerage and fee-based services through our corporate RIA, or provide fee-based services through their own RIA. We support the evolution of our customers' businesses over time and provide a range of solutions as their needs change.

        Our customers are dedicated to fulfilling the needs of retail investors in both the growing mass affluent and high net worth markets. Typically, financial advisors affiliated with more traditional brokerage firms are focused primarily on high net worth individuals. As a result, we believe the mass affluent market, defined as households with investable assets between $100,000 and $1,000,000, is currently under-served. We believe that our independent financial advisors are well positioned to capitalize on the opportunities in both the mass affluent and high net worth markets, particularly as the baby boomer generation approaches retirement and increasingly seeks financial advice.

        Our independent financial advisors and RIAs are entrepreneurial independent contractors who maintain their own offices and general support staff. These financial advisors generally have many years of industry experience and typically join us from other brokerage institutions including wirehouses, regional broker-dealers, banks, insurance companies and other independent broker-dealers. They are primarily located in rural and suburban areas and as such are viewed as local providers of independent advice.

        We also partner with financial institutions seeking to provide a broad array of services for their clients. For banks, credit unions and insurance companies, whose core capabilities may not include investment and financial planning services, or who find the technology, infrastructure and regulatory requirements to be cost-prohibitive, we provide their financial representatives with the services they need to be successful. Our custom clearing platform offers a technology, custody and clearing solution to insurance companies to support over 4,000 of their financial professionals who are affiliated and licensed with them. Financial institutions are drawn to our services because we allow them to focus their energy and capital on their core businesses. The institutions are able to efficiently provide a breadth of service to their client base, while enjoying the benefits of scale and reinvestment we dedicate to their financial representatives. Our goal is to work directly with the financial institutions to form a closely knit partnership that is efficient and profitable for all sides.

Our Value Proposition

        We believe one of the primary factors in our success is our dedication to meeting the evolving needs of our customers and providing the platform and tools to run a more profitable practice. This dedication is embodied in the firm's Commitment Creed, which reflects our singular focus on the financial advisors and institutions we serve. Our customers experience the Commitment Creed through their individual interactions with our employees and through the support we provide to help them manage their businesses successfully and profitably. Our support for our customers is built upon four pillars: enabling technology, comprehensive clearing and compliance services, practice management and training programs, and independent research. These pillars help us deliver what we believe is an exceptional customer experience and are key to our success, representing the breadth and sophistication of our value proposition. The comprehensive and automated nature of our offering enables our customers to focus on their clients while successfully and efficiently managing the complexities of running their own practice.

Enabling Technology

        We offer a proprietary, web-based technology platform that allows customers to manage critical aspects of their business while remaining highly efficient and responsive to their clients' needs. Time-consuming processes—such as account opening and management, document imaging, transaction execution, and account rebalancing—are automated to improve efficiency and accuracy. Through our technology platform, our customers have direct access to a fully-integrated array of tools and support systems, including:

  •
  Sophisticated business processing and client-management tools

  •
  Resources for client presentations and communications

  •
  Product and market research

  •
  Customizable marketing programs to attract and retain clients

        Many customers also subscribe to premium features, such as performance reporting, financial planning, and customized websites. Select third-party resources have been integrated into our technology software, enabling seamless access to important tools, broadening our range of offerings and reducing duplicate operational functions.

        The interface for our technology and our self-clearing platform is BranchNet, our proprietary financial advisor workstation. BranchNet is a diverse and comprehensive technology that provides for the seamless flow of information between our employees and our customers. We believe BranchNet allows our customers to transact and monitor their business more efficiently, lowering operating costs for their business. In addition to the account management capabilities of BranchNet, the Resource Center, embedded within BranchNet, provides customers with access to our research, training and compliance services and the ability to review products and develop marketing materials.

Comprehensive Clearing and Compliance Services

        We custody and clear the majority of our customers' transactions, providing an enhanced customer experience and expedited processing capabilities. Because we are a self-clearing firm, we can address all facets of securities transaction processing, including:

  •
  Order routing, trading support, execution and clearing, and position keeping

  •
  Regulatory and tax compliance and reporting

  •
  Investment accounting and recordkeeping

        All of these services are backed by our service center and operations organizations focused on providing timely, accurate, and consistent support, with each employee committed to delivering best in class service. This shared commitment allows us to meet our customers' needs so they can best serve their clients.

        Furthermore, over the years, we have made sizeable investments in our compliance offering. By integrating compliance functionality into our technology and our financial advisors' practices, we enable many of their procedures to be fully automated. We work closely with our customers and act proactively on their behalf so they can run a fully compliant practice. At the same time, approximately 300 employees assist our financial advisors through our supervisory platform through a broad array of compliance support, including:

  •
  Training on new products and new Financial Industry Regulatory Authority ("FINRA") guidelines

  •
  Review and approval of advertising materials

  •
  Technology-enabled surveillance of trading activities and sales practices

  •
  Oversight and monitoring of registered investment advisory activities

  •
  Securities registration, advisory and insurance licensing of financial advisors

  •
  Audits of branch offices

Practice Management Programs and Training

        We consistently seek ways to help our customers increase their productivity. Our experience, combined with the size and diversity of our customer base, gives us the ability to benchmark the best practices of successful financial advisors and financial institution-based investment programs. Not only do we understand what makes an investment advice practice successful, but we also recognize the unique attributes of our customers' businesses, allowing us to develop customized recommendations to meet the specific needs of their markets. In addition, because of our scale, we are able to dedicate an experienced and diverse set of professionals to work with customers, helping them to build and manage their business and client relationships through one-on-one consulting and group training.

        The following represents a sample of the practice management and training services we offer:

  •
  Business consulting support that helps financial advisors, banks, and credit unions enhance the value and operational efficiency of their business

  •
  Advisory and brokerage consulting to support customers in growing their business with our broad product and fee-based offering, as well as wealth management services to assist financial advisors serving high-net-worth clients with comprehensive estate, tax, philanthropic, and financial planning processes

  •
  Marketing campaigns and consultation to enable financial advisors to build awareness of their services and capitalize on opportunities in their local markets

  •
  Transition services to help financial advisors establish independent practices and migrate client accounts to our firm

Independent Research

        With a focus on performance, service, and transparency, our research team delivers timely perspectives on the ever-changing economic marketplace and products, enabling financial advisors to help their clients understand and adjust to the latest developments. In addition, research provides recommendations on mutual funds, separately managed accounts, and investment products, complemented by an array of asset allocation models and portfolio construction capabilities, to assist advisors. Through their objective recommendations and portfolio management, the research group helps financial advisors to meet a broad range of investor needs effectively. Our research enables financial advisors to:

  •
  Keep abreast of changes in markets and the global economy

  •
  Proactively respond to emerging trends

  •
  Leverage the expertise and experience of our research team in building individual investment portfolios that are fully integrated in our technology platform

        The key to our ability to deliver independent advice is the fact that we have no proprietary products, investment banking business, or any other conflicts that hinder the delivery of unbiased and objective recommendations.

Our Product Access

        We provide open-architecture access to a wide variety of commission, fee-based, and money-market products and services. This distribution includes access to over 7,500 investment products, including mutual funds, annuities and insurance, offered through over 400 product sponsors. The sales and administration of these products are facilitated through BranchNet and the Resource Center, which allow financial advisors to access client accounts, product information, asset allocation models, investment recommendations, and economic insight as well as perform trade execution.

  Commission-Based Products

        Commission-based products are those for which we and our customers receive an up front commission and, for certain products, a trailing commission. Our brokerage offerings include variable and fixed annuities, mutual funds, general securities, alternative investments, retirement and 529 education savings plans, fixed income and insurance. Our insurance offering is provided through LPL Insurance Associates, Inc. ("LPLIA"), a brokerage general agency which provides personalized advance case design, point-of-sale service and product support for a broad range of life, disability and long-term care products. As of December 31, 2009, the total assets in our commission-based products exceeded $183.6 billion.

  Fee-Based Advisory Platforms and Support

        We have been an innovator in fee-based solutions since our introduction of our Strategic Asset Management platform in 1991. Today we have five fee-based advisory platforms that provide centrally managed or customized solutions financial advisors can choose from to meet the investment needs of their mass affluent and high net worth clients. The fee structure aligns the interests of our financial advisors with their clients, while establishing a valuable recurring revenue stream for the financial advisor and for us. Our fee-based platforms provide access to no-load/load-waived mutual funds, exchange-traded funds, stocks, bonds, conservative option strategies, unit investment trusts and no-load, institutional money managers, and multi-manager variable annuities. Our research department provides model portfolio allocations, mutual fund and fixed income recommendations and access to third-party equity research. As of December 31, 2009, the total assets in these platforms exceeded $77.2 billion.

  Cash Sweep Programs

        We assist our customers in managing their clients' cash balances through two primary cash sweep programs depending on account type: money market sweep vehicles involving multiple money market fund providers and an insured bank deposit sweep vehicle. Our insured bank deposit sweep vehicle allocates client cash balances across multiple non-affiliated banks to provide customers with up to $1.5 million ($3.0 million joint) of insurance through the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2009, the total assets in our cash sweep programs exceeded $18.6 billion.

Competition

        We compete with a variety of financial institutions to attract and retain experienced and productive financial advisors. The retail advisor market is divided broadly into six channels, as defined by Cerulli Associates. As the largest broker-dealer in the independent channel, we not only compete with other independent firms to support financial advisors, but with the four employee model channels as well, which include insurance, wirehouse, regional and bank broker-dealers. In addition to independent advisors, we support RIAs, which represents the sixth of Cerulli Associates' channels, and compete with other custodians and technology providers to service their business.

        Our competitors include not only broker-dealers, but also clearing firms and financial services companies that provide technology and research. Our financial advisors compete for clients with brokerage firms, banks, insurance companies, asset management and investment advisory firms. In addition, they also compete with a number of firms offering on-line financial services and discount brokerage services.

        Typically the principal factors considered by customers when choosing a broker-dealer are reputation, customer service, pay-out, technology, advisory platforms, and depth and breadth of products and services. We believe our unique culture, independent business model and innovative and scalable technology offer a competitive advantage and enhance our strategic position to recruit and successfully retain customers.

Our Competitive Strengths

Our Singular Focus

        We have a singular focus on our customers' needs with no competing agendas or conflicts of interest. While traditional brokerage firms divert significant resources to support their efforts in product manufacturing, investment banking, discount brokerage, or proprietary trading, we dedicate our resources to the success of our customers and their clients. This focus on our customers contributes to our strong customer retention and growth.

Leveraging Our Scale to Create the Best Economics for our Customers

        Fundamental to our industry leadership position is our core commitment to creating the best possible economics for our customers in growing their business or investment practice. Supported by our scale we are able to provide an attractive payout structure which results in our customers earning more income per dollar of commissions and fees than most of their peers. Our technology and service offering allows our customers to outsource many of the complexities of running their business to us, enabling them to operate more cost effectively and focus on growing their practice. In addition, our independent financial advisors can build substantial equity in their own practices providing an additional incentive for growth.

Established Leader in Growing Market

        The rising consumer demand for objective investment advice, coupled with the desire of financial advisors for greater autonomy in directing their practices, has resulted in an increasing number of financial advisors choosing to go independent, whether affiliating with an independent broker-dealer or as an RIA. According to Cerulli Associates in their Advisor Metrics 2009 report, from 2004 through 2008, the regional and wirehouse employee-based channels each declined 2.6% while the RIA channel grew 10.3%. As the largest provider of independent, conflict-free advice, we believe we are well positioned to continue to capitalize on this increasing demand.

Comprehensive Solution Supports Diversity of Business Development Sources

        Our comprehensive business solutions, compared to many of our competitors, enable us to recruit from a broader variety of channels, including wirehouses, regional and other independent broker-dealers, as well as banks and insurance companies, and we do so across a national geographic footprint. We also support a broader range of financial advisor production than our competitors and are able to do so profitably. In addition, our platform attracts a diverse range of financial advisors with varied business models. This diversity speaks to the breadth of our business development success and the sustainability of our growth.

Industry Leader in Advisory Platforms

        We were a pioneer in the development of fee-based platforms and continue to be an industry leader in creating a wide range of advisory programs to meet the varying needs of financial advisors and their clients. According to Cerulli Associates, we are the third largest mutual fund wrap program in the country. With $77.2 billion in fee-based assets under management, our leadership extends beyond simply providing these platforms and includes training and consulting to support our financial advisors in making advisory services a larger part of their business. This training differentiates us from our competitors and our ability to assist financial advisors in building valuable recurring revenue streams is one reason many of them move to our firm.

Quality of Revenue

  Recurring Revenue

        Our recurring revenues include trailing commissions, advisory fees, asset-based fees, technology and service fees, and interest earned on margin accounts. Although the level of these revenue sources can be impacted by external market conditions, their recurring nature provides a level of business stability. The proportion of our net revenue that is recurring has grown significantly from approximately 52.4% for the year ended December 31, 2004 to 57.3% for the year ended December 31, 2009.

  Diversified Revenue

        For the year ended December 31, 2009, no single business relationship with our 4,800 independent advisor practices, banks, credit unions, and insurance companies accounted for more than 3% of our revenues. Within our customer base, no financial advisor relationship accounted for more than 1% of our revenues. In addition, we have a geographically diverse national presence with our customers in all 50 states, Washington D.C. and Puerto Rico.

Management Team

        We believe that we have cultivated a diverse set of expertise in our senior management throughout our organization. Our senior management team draws upon a broad range of prior experiences throughout the financial services industry, but also exhibits the benefits of tenure within our company, averaging nine years experience at our firm and 26 years experience in our industry.

Our Growth Strategies

Continued development of new customers

        We believe there is a large pool of financial advisors who are attracted to the growing appeal of the independent advice model. Although we are the largest independent broker-dealer in the industry and the sixth largest overall as measured by number of financial advisors, we currently have only 4% market share, based upon Cerulli Associates' estimate of 309,694 financial advisors across the industry. We seek to capitalize on this market opportunity by leveraging our strong reputation, economic advantage and business development infrastructure to continue to add experienced and productive financial advisors to our firm. We seek to attract financial advisors who are business leaders with strong industry experience and a track record of regulatory compliance. To execute this strategy, we have developed what we believe is one of the largest and most capable business development staffs in the industry.

        In particular, based on the 10.3% industry growth the RIA channel experienced between 2004 and 2008, we believe the RIA sub-segment of the independent advisor model continues to be an attractive growth opportunity that we are uniquely positioned to capture. We offer the only conflict-free, fully integrated brokerage and fee-based solution in the industry. We have leveraged our scale to tailor a solution for this market to drive our growth.

        We also believe that we have one of the most capable business development forces in the industry focused on financial institutions. We seek to partner with financial institutions nationally, whether through supporting the growth of financial institutions with an existing investment program or providing services to start-up programs. In addition to attracting entire financial institutions, we work with existing financial institution customers to help them locate and recruit qualified financial advisors to serve their clients.

        Additional custom clearing customers represents another opportunity for organic growth. Potential customers include large insurance company-owned broker/dealers where the insurance firm either elects to outsource most of their broker-dealer functions to us or utilize our advisory platform in order to better focus upon their core businesses.

Investment in services, platforms, and technology to support the growth of our existing customers

        Through consistent reinvestment in our platform we contribute to the growth of our existing customers. We continue to improve our ability to assist them in managing the complexities of their businesses, enabling them to have more time and resources to deepen their relationships with existing clients and to manage new clients.

Leverage our scale to add incremental profitability

        Driven by revenue growth derived from new customers and increased productivity of existing customers, we seek to add incremental profitability by leveraging the scalability of our technology and services. We will continue to invest in our infrastructure to maintain our scalability and competitive advantages.

Focus on our Customers

        Historically, our independent business model and singular focus on our customers have been the drivers of our growth. We believe our success, especially in light of recent economic challenges, has validated this strategy, and we remain committed to delivering this unique value proposition in the future. This focus translates into enduring customer relationships, leading to strong retention of our existing customers. For the year ended December 31, 2009, we retained over 92% of our existing business, which is inclusive of the attrition we experienced during the integration of the operations of certain of our broker-dealer subsidiaries. Excluding the attrition from this integration, our retention was over 96%, in line with our historical performance.

Employees

        As of December 31, 2009, we had approximately 2,400 full-time employees. None of our employees are subject to collective bargaining agreements governing their employment with us. Our continued growth is dependent, in part, on our ability to recruit and retain skilled technical sales and professional personnel. We believe that our relationship with our employees is strong.

Our Corporate Structure

        LPL Investment Holdings Inc. is the parent company of our collective businesses. Our original broker-dealer, LPL Financial Corporation ("LPL Financial"), was formed in 1989.

        In recent years we have grown our business through a number of opportunistic acquisitions. We strengthened our position as a leading independent broker-dealer through our acquisition of Pacific Select Group, LLC (renamed LPL Investment Advisory Services Group, LLC) and its wholly owned subsidiaries: Mutual Service Corporation ("MSC"), Associated Financial Group, Inc. ("AFG"), Associated Securities Corp. ("Associated"), Associated Planners Investment Advisory, Inc. ("APIA") and Waterstone Financial Group, Inc. ("WFG") (MSC, Associated, AFG, APIA and WFG are collectively referred to herein as the "Affiliated Entities"). In September of 2009, we consolidated the operations of the Affiliated Entities with those of LPL Financial. The consolidation involved the transfer of securities licenses of certain registered representatives associated with the Affiliated Entities and their client accounts. Following the completion of these transfer activities, the registered representatives and client accounts that transferred are now associated with LPL Financial.

        Our acquisitions of UVEST Financial Services Group, Inc. ("UVEST"), and IFMG Securities, Inc., Independent Financial Marketing Group, Inc. and LSC Insurance Agency of Arizona, Inc. (collectively "IFMG") further expanded our reach in offering financial services through banks, savings and loan institutions and credit unions nationwide.

        Our subsidiary, Independent Advisers Group Corporation ("IAG"), offers an investment advisory solution to insurance companies to support their financial advisors who are licensed with them. Our subsidiary, LPLIA, operates as a brokerage general agency which offers life, long-term care and disability insurance sales and services. Through our subsidiary, The Private Trust Company, N.A. ("PTC"), we offer trust, investment management and custodial services for estates and families.

Regulation

        The financial services industry is subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by non-U.S. government agencies or regulatory bodies and securities exchanges. We take an active leadership role in the development of the rules and regulations that govern our industry. Given the recent turmoil in the financial services space, we anticipate continued heightened scrutiny and significant modifications in these rules and regulations. We strive to be at the forefront of influencing this change. Throughout our history we have also invested heavily, with the benefit of our scale, in our compliance functions to monitor our compliance with the numerous legal and regulatory requirements applicable to our business.

  Broker-Dealer Regulation

        LPL Financial is a registered broker-dealer with the Securities and Exchange Commission ("SEC"), a member of FINRA, a member of various self-regulatory organizations, and a participant of various clearing organizations including The Depository Trust Company, the National Securities Clearing Corporation and the Options Clearing Corporation, and conducts business as a broker-dealer in all 50 states, Washington D.C. and Puerto Rico.

        UVEST, MSC, Associated and WFG are also registered broker-dealers with the SEC, and are members of FINRA. Similar to LPL Financial, UVEST conducts business on a national basis; however it acts as an introducing firm, using a third-party firm for securities clearing and custody functions. Prior to the consolidation of the Affiliated Entities, each broker-dealer also conducted business on a national basis as an introducing firm, using a third-party firm for securities clearing and custody functions.

        Broker-dealers are subject to regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of clients' funds and securities, capital structure, record-keeping and the conduct of directors, managers, officers and employees. Broker-dealers are also regulated by securities administrators in those states where they do business. Compliance with many of the regulations applicable to us involves a number of risks because regulations are subject to varying interpretations. Regulators make periodic examinations and review annual, monthly and other reports on our operations, track record and financial condition. Violations of regulations governing a broker-dealer's actions could result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences. The rules of the Municipal Securities Rulemaking Board, which are enforced by FINRA, apply to the municipal securities activities of LPL Financial, UVEST, MSC, Associated and WFG.

        Our margin lending is regulated by the Federal Reserve Board's restrictions on lending in connection with client purchases and short sales of securities, and FINRA rules also require such subsidiaries to impose maintenance requirements on the value of securities contained in margin accounts. In many cases, our margin policies are more stringent than these rules.

  Investment Adviser Regulation

        As investment advisers registered with the SEC, our subsidiaries LPL Financial, UVEST, the Affiliated Entities, and IAG are subject to the requirements of the Investment Advisers Act of 1940 and the SEC's regulations thereunder, as well as to examination by the SEC's staff. Such requirements relate to, among other things, fiduciary duties to clients, performance fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between a financial advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements and general anti-fraud provisions. In addition, certain of our subsidiaries are subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended, and to regulations promulgated thereunder, insofar as they are a "fiduciary" under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions.

  Commodities and Futures Regulation

        LPL Financial is licensed as a futures commission merchant ("FCM") and commodity pool operator with the Commodities Future Trading Commission ("CFTC") and is a member of the National Futures Association ("NFA"). Although licensed as a FCM and a commodity pool operator, LPL Financial's futures activities are limited to conducting business as a guaranteed introducing broker. LPL Financial is regulated by the CFTC and NFA. Violations of the rules of the CFTC and the NFA could result in remedial actions including fines, registration terminations or revocations of exchange memberships. As a guaranteed introducing broker, LPL Financial clears commodities and futures products through ADM Investor Services International Limited ("ADM"), and all commodities accounts and related client positions are held by ADM.

  Trust Regulation

        PTC is chartered as a non-depository national banking association. As a limited purpose national bank, PTC is regulated and regularly examined by the Office of the Comptroller of the Currency ("OCC"). PTC files reports with the OCC within 30 days after the conclusion of each calendar quarter. Because the powers of PTC are limited to providing fiduciary services and investment advice, it does not have the power or authority to accept deposits or make loans. For this reason, trust assets under PTC's management are not insured by the FDIC.

        As PTC is not a "bank" as defined under the Bank Holding Company Act of 1956, neither its parent, PTC Holdings, Inc. nor PTC is regulated by the Board of Governors of the Federal Reserve System as a bank holding company.

  Regulatory Capital

        The SEC, FINRA, OCC, CFTC and the NFA have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer's capital is net worth plus qualified subordinated debt less deductions for certain types of assets. The net capital rule under the Exchange Act requires that at least a minimum part of a broker-dealer's assets be maintained in a relatively liquid form. Since we are a guaranteed introducing broker for commodities and futures that is also a registered broker-dealer, CFTC rules require us to comply with higher net capital requirements of the net capital rule under the Exchange Act.

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

Sources of Revenues

        For revenue information by source for the three years ended December 31, 2009, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenues."

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

        Financial advisors licensed with us may leave us at any time to pursue other opportunities. We devote considerable resources to encouraging our financial advisors and financial institutions to remain with us and can give no assurances that our efforts will succeed.

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

        In addition, a decline in interest rates could have an adverse effect upon our cash sweep programs and our business in general.

We face intense competition in our industry.

        Our competitors may have greater financial resources than we have. This may allow them to respond more quickly to new technologies and changes in market demand, to devote greater resources to developing and promoting their services, to create pricing pressures and to make more attractive offers to potential financial advisors.

Poor service or performance of the investment products that we offer or competitive pressures on pricing of such service or products may cause retail investors to withdraw their assets on short notice.

        Retail investors control the aggregate amount of their assets under management with us. Poor service or performance of the investment products that we offer or competitive pressures on pricing of such service or products may result in the loss of accounts. The decrease in revenue that could result from such an event could have a material adverse effect on our business.

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

        We are subject to ERISA, and to regulations promulgated thereunder, insofar as we act as a "fiduciary" under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients and impose monetary penalties for violations of these prohibitions. Our failure to comply with these requirements could result in significant penalties against us that could have a material adverse effect on our business (or, in a worst case, severely limit the extent to which we could act as fiduciaries for any plans under ERISA).

Our business is subject to risks related to litigation, arbitration actions and governmental and self regulatory organization investigations.

        We are subject to legal proceedings arising out of our business operations, including lawsuits, arbitration claims, regulatory, governmental or self regulatory organization subpoenas, investigations and actions, and other claims. Many of our legal claims are client initiated and involve the purchase or sale of investment securities. In our investment advisory programs, we have fiduciary obligations that require us and our financial advisors to act in the best interests of our financial advisors' clients. We may face liabilities for actual or alleged breaches of these fiduciary duties. In addition, we, along with other industry participants, are subject to risks related to litigation and settlements arising from market events such as the failures in the auction rate securities market. The outcome of any such actions cannot be predicted, and although we believe we have adequate insurance coverage for these matters (see "Our insurance coverage may be inadequate or expensive"), no assurance can be given that such legal proceedings would not have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

        We have adopted policies and procedures to identify, monitor and manage our operational risks, including, among other things, establishing our Governance, Risk & Compliance group with an internal audit function. These policies and procedures, however, may not be fully effective. Some of our risk evaluation methods depend upon information provided by others and public information regarding markets, clients or other matters that are otherwise accessible by us. In some cases, however, that information may not be accurate, complete or up-to-date. Also, because our financial advisors work in small, decentralized offices, additional risk management challenges may exist. If our policies and procedures are not fully effective or we are not always successful in capturing all risks to which we are or may be exposed, our business could be materially adversely affected.

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

        We rely on service providers to perform certain key technology, processing and support functions. Any significant failures by them could cause us to incur losses and could harm our reputation. If we had to change these service providers, we would experience a disruption to our business. Although we believe we have the resources to make such transitions with minimal disruption, we cannot predict the costs and time for such conversions. We cannot provide any assurance that the disruption caused by a change in our service providers would not have a material adverse affect on our business.

Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments.

        We may seek to opportunistically acquire businesses that offer complementary products, services or technologies. These acquisitions are accompanied by the risks commonly encountered in an acquisition of a business. For instance, the acquisition could have a negative effect on our financial and strategic position and reputation or the acquired business could fail to further our strategic goals. We could incur significant costs when integrating an acquired business and may not be successful in doing so. We may have a lack of experience in new markets, products or technologies brought on by the acquisition and we may have an initial dependence on unfamiliar supply or distribution partners. The acquisition may create an impairment of relationships with customers or suppliers of the acquired business or our customers or suppliers. All of these, and other, potential risks may serve as a diversion of our management's attention from other business concerns and any of these factors could have a material adverse effect on our business.

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

        At December 31, 2009, we had total indebtedness of $1.4 billion.

        Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions. It could also require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes. In addition, our level of indebtedness may limit our flexibility in planning for changes in our business and the industry in which we operate, place us at a competitive disadvantage compared to our competitors that have less debt and limit our ability to borrow additional funds.

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

        Investment funds affiliated with TPG and Hellman & Friedman LLC (collectively, the "Majority Holders"), own approximately 57.1% of our capital stock, on a fully-diluted basis, as of December 31, 2009. Although certain members of our executive team have the contractual ability to terminate their employment agreements and receive certain payments if the Majority Holders enter into a transaction our executive team does not approve, the Majority Holders have significant influence over corporate transactions. So long as investment funds associated with or designated by the Majority Holders continue to own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Majority Holders will continue to be able to strongly influence or effectively control our decisions.

Anti-takeover provisions of our certificate of incorporation and bylaws may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that might be considered favorable.

        Provisions of our certificate of incorporation and bylaws could deter, delay or prevent a third-party from acquiring us, even if doing so would benefit our stockholders. These provisions include a fixed number of board of directors, limitations on who may call special meetings of stockholders and a requirement that vacancies and newly created directorships may only be filled by those directors that are in office.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in Boston, Massachusetts where we lease approximately 36,000 square feet of space under a lease agreement that expires on June 30, 2012, and approximately 21,000 square feet of space under a lease agreement that expires on May 31, 2013, in San Diego, California where we lease approximately 407,000 square feet of space under lease agreements that expire starting on May 31, 2012, and Charlotte, North Carolina where we lease a total of approximately 238,000 square feet of space under lease agreements expiring on November 30, 2016 and February 28, 2017.

        Our subsidiary PTC, located in Cleveland, Ohio, leases approximately 6,000 square feet of space under a lease agreement that expires on March 31, 2012.

        Our subsidiary UVEST, located in Charlotte, North Carolina, leases approximately 42,000 square feet of space under a lease agreement that expires on December 31, 2013, all of which has been vacated. In 2009, UVEST moved into our corporate headquarters in Charlotte, North Carolina.

        Our subsidiary MSC leases approximately 38,000 square feet of space in West Palm Beach, Florida under a lease agreement that expires February 28, 2018, included in this amount is approximately 25,000 square feet of vacated space.

        Our subsidiary WFG leases approximately 17,000 square feet of space in Itasca, Illinois under a lease agreement that expires June 30, 2016.

        Our subsidiary AFG leases approximately 24,000 square feet of space in El Segundo, California under a lease agreement that expires February 14, 2012, included in this amount is approximately 22,000 square feet of vacated space.

        We own approximately 4.5 acres of land in San Diego. We believe that our existing properties are adequate for the current operating requirements of our business and that additional space will be available as needed.

ITEM 3.    LEGAL PROCEEDINGS

        We are presently and regularly involved in legal proceedings in the ordinary course of our business, including lawsuits, arbitration claims, regulatory and/or governmental subpoenas, investigations and actions, and other claims. Many of our legal proceedings are initiated by our customers' clients and involve the purchase or sale of investment securities.

        In connection with various acquisitions, and pursuant to the purchase and sale agreements, we have received third-party indemnification for certain legal proceedings and claims. These matters have been defended and paid directly by the indemnifying party. On October 1, 2009, our subsidiary, LPL Holdings, Inc. ("LPLH"), received written notice from a third-party indemnitor under a certain purchase and sale agreement asserting that it is no longer obligated to indemnify the Company for certain claims under the provisions of the purchase and sale agreement. We believe that this assertion is without merit and we have commenced litigation to enforce our indemnity rights.

        We believe, based on the information available at this time, after consultation with counsel, consideration of insurance, if any, and the indemnifications provided by the third-party indemnitors, notwithstanding the assertions by an indemnifying party noted in the preceding paragraph, that the outcome of such matters will not have a material adverse impact on our business, results of operations, cash flows or financial condition.

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

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        There is no established trading market for our common equity.

Stock Split

        We affected a ten-for-one stock split as of January 1, 2008. All per share amounts, average shares and options outstanding, and shares and options outstanding have been adjusted retroactively to reflect the stock split.

Holders

        As of December 31, 2009, we have 75 holders of 86,790,789 shares our common stock as well as 1,070 holders of 7,423,973 shares of our restricted common stock.

Dividends

        No dividends have been paid during the past four fiscal years nor do we anticipate paying dividends in the foreseeable future.

        For a description of restrictions on our ability to pay dividends on the common equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness."

Equity Compensation Plan Information

        The table below sets forth as of December 31, 2009 information on compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	22,661,951	$6.96	(1)
Equity compensation plans not approved by security holders	10,287,943	0.09	(1)

Total	32,949,894	$4.82	(1)

(1)
Our 2008 Stock Option Plan, Advisor Incentive Plan and Financial Institution Incentive Plan provide for an aggregate allocation of up to 2.5% of the outstanding stock determined at January 1 on a fully diluted basis, adjusted for forfeited awards. On January 1, 2010, there were 3,074,033 securities remaining available for future issuance under such plans.

Issuance Under Fifth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan

        As of December 31, 2009, we issued and had outstanding 7,423,973 shares of restricted common stock under our Fifth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan. Each holder of restricted stock has full voting rights over his or her shares. The shares of restricted stock shall become fully vested shares of our common stock upon (i) a sale of all or substantially all of the business or assets of our subsidiary, LPLH or LPLIH that also constitutes a change in control event under Section 409A of the Code or the regulations thereunder, or (ii) an initial public offering of our common stock. These restricted stock shares may not be sold, assigned or transferred and are not entitled to receive dividends or non-cash distributions until either a sale of LPLIH that constitutes a change in control or an initial public offering. The plan relating to the shares of restricted stock shares has not been approved by security holders. The intent of the plan was to aid us in attracting, motivating and retaining financial advisors of outstanding ability by offering such financial advisors an opportunity to receive grants of stock-based awards, thereby increasing their personal interest in our growth and success.

Issuance Under 2008 Nonqualified Deferred Compensation Plan

        As of December 31, 2009, we issued and had outstanding 2,823,452 restricted stock units under our 2008 Nonqualified Deferred Compensation Plan (the "Deferred Compensation Plan"). The purpose of the Deferred Compensation Plan is to permit employees and former employees of the Company and its subsidiaries that held stock options issued under the 2005 Option Plans that were to expire in 2009 or 2010 to receive stock units under the Deferred Compensation Plan that are paid out at a later date in the form of shares of our common stock. The Deferred Compensation Plan is administered by the Board, or such other committee as may be appointed by the Board to administer the Deferred Compensation Plan (the "Administrator"). The Administrator has all powers necessary to administer the Deferred Compensation Plan, including discretionary authority to determine eligibility for benefits and to decide claims under the Deferred Compensation Plan.

        Current and former employees of LPLIH and its subsidiaries that held stock options under the 2005 Option Plans that were scheduled to expire in 2009 or 2010 (the "Expiring Options") were able to make a one-time election to participate in the Deferred Compensation Plan. Participants elected to cancel their Expiring Options and receive stock units held in an account under the Deferred Compensation Plan. Each stock unit is a bookkeeping entry of which one stock unit is the economic equivalent of one share of our common stock. The Administrator created an account on each participant's behalf to which the participant's initial balance was credited, which will then be converted into stock units. A participant's initial balance was an amount equal to the fair market value on December 31, 2008 of the shares underlying the stock options the participant elected to defer, less the aggregate exercise price of these options. The initial number of stock units in a participant's account equals his or her initial balance divided by the fair market value of a share of our common stock on December 31, 2008.

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

        A participant's election to cancel his or her Expiring Options and receive deferred compensation is not revocable and cannot be modified. In addition, for those participants that have made an election, they cannot exercise the Expiring Options with respect to which the election was made.

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

Issuance Under 2008 LPL Investment Holdings Inc. Financial Institution Incentive Plan

        As of December 31, 2009, we issued and had outstanding 40,518 warrants to purchase common stock under our 2008 LPL Investment Holdings Inc. Financial Institution Incentive Plan (the "Financial Institution Incentive Plan"). Eligible participants under this plan include financial institutions in a position to make a significant contribution to the success of our firm. The plan is administered by the Board or such other committee as may be appointed by the Board to administer the plan. Subject to the approval of our compensation committee, the Financial Institution Incentive Plan, together with our 2008 Stock Option Plan and our Advisor Incentive Plan, provides for an allocation of up to 2% of the outstanding stock (determined at January 1st on a fully diluted basis), with an additional 2% available on the first anniversary, and an additional 2.5% available on the second and third anniversaries. The exercise price of warrants is equal to the fair market value on the grant date. Warrant awards vest in equal increments of 20.0% over a five-year period and expire on the 10th anniversary following the date of grant. The Financial Institution Incentive Plan has not been approved by security holders.

Recent Sales of Unregistered Securities

        The following information relates to all securities issued or sold by us during the fiscal year ended December 31, 2009 that have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), excluding those already disclosed in previous Quarterly Reports on Form 10-Q.

        On November 4, 2009, we issued warrants to financial institutions to purchase up to an aggregate total of 18,763 shares of our common stock at an exercise price per share of $23.02, pursuant to our Financial Institution Incentive Plan. No consideration was paid by any recipient of any of the foregoing warrants for the grant of stock. The warrants vest in equal increments of 20.0% over a five-year period and expire on the 10th anniversary following the date of grant. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2).

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

	For the Year Ended December 31,
					Predecessor(2)
	2009(1)	2008(1)	2007(1)	2006	2005
	(in thousands)
Consolidated statements of income data:
Net revenues	$2,749,505	$3,116,349	$2,716,574	$1,739,635	$1,406,320
Total expenses	2,676,938	3,023,584	2,608,741	1,684,769	1,290,570
Income from continuing operations before provision for income taxes	72,567	92,765	107,833	54,866	115,750
Provision for income taxes	25,047	47,269	46,764	21,224	46,461
Discontinued operations	—	—	—	—	(26,200)
Net income	47,520	45,496	61,069	33,642	43,089
Cash dividends per common share	n/a	n/a	n/a	n/a	n/a
Cash dividends per common share—Class A & C (Predecessor)	n/a	n/a	n/a	n/a	$6.36
Cash dividends per common share—Class B (Predecessor)	n/a	n/a	n/a	n/a	$1.47

	As of December 31,
					Predecessor(2)
	2009(1)	2008(1)	2007(1)	2006	2005
	(in thousands)
Consolidated statements of financial condition data:
Total assets	$3,336,936	$3,381,779	$3,287,349	$2,797,544	$2,638,486
Long-term obligations	1,369,223	1,467,647	1,451,071	1,344,375	1,345,000

	As of and For the Year Ended December 31,
					Predecessor(2)
	2009(1)	2008(1)	2007(1)	2006	2005
Other financial and operating data:
Gross margin(3) (in thousands)	844,926	953,301	781,102	508,530	407,019
Gross margin as a % of net revenue(3)	30.7%	30.6%	28.8%	29.2%	28.9%
Number of financial advisors(4)	11,950	11,920	11,089	7,006	6,481
Full-time employees	2,409	2,760	2,621	1,423	1,145
AUM(5) (in billions)	$279.4	$233.9	$283.2	$164.7	$105.4
Total funded client accounts(6) (in thousands)	3,923	3,454	3,276	2,444	2,046

(1)
Financial results as of and for the years ended December 31, 2009, 2008 and 2007 include the acquisitions of UVEST (acquired on January 2, 2007), the Affiliated Entities (acquired on June 20, 2007) and IFMG (acquired on November 7, 2007). Consequently, the results of operations for 2009, 2008 and 2007 may not be directly comparable to prior years.

(2)
On December 28, 2005, we sold approximately 61% ownership stake in our firm through a merger transaction to two private equity partners, Hellman & Friedman LLC and TPG. Activities as of December 28, 2005 and periods prior are those of the Predecessor.

(3)
Gross margin is calculated as net revenues less production expenses. Production expenses consist of commissions and advisory fees as well as brokerage, clearing and exchange fees.

(4)
Number of financial advisors is defined as those investment professionals who are licensed to do business with our broker-dealer subsidiaries.

(5)
Assets under management ("AUM") is comprised of custodied, networked and non-networked brokerage and advisory assets and reflect market movement in addition to new assets, inclusive of recruiting and net of attrition.

(6)
Represents custodied, networked and non-networked client accounts that have been funded. In the third quarter of 2009, we enhanced our methodology for calculating client accounts to include networked variable annuities that were not previously available. This change resulted in an increase of 0.6 million client accounts.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in Item 8 of this Form 10-K.

Overview

        We are a leading provider of technology, brokerage and investment advisory services through business relationships with independent financial advisors, financial advisors employed by financial institutions, registered investment advisors ("RIAs") and financial institutions (collectively, our "customers"). Through our proprietary technology, custody and clearing platforms, we provide our customers with access to a broad array of financial products and services that enable them to provide independent financial advice and brokerage services to retail investors (their "clients").

        Our revenues are derived primarily from fees and commissions from products and advisory services offered by our customers to their clients, a substantial portion of which we pay out to our customers, as well as fees we receive from our customers for use of our technology, custody and clearing platforms. We also generate asset management-based fees through a distribution of financial products for a broad range of product manufacturers. Under our self-clearing platform, we custody the majority of client assets invested in these products, which includes providing statements, transaction processing and ongoing account management. In return for these services, mutual funds, insurance companies, banks and other product manufacturers pay us fees based on asset levels or accounts managed. We also earn fees for margin lending to our customers' clients.

How We Evaluate Growth

        We focus on several key financial and non-financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics as of and for the years ended December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007
Non-Financial Metrics
Financial advisors(1)	11,950	11,920	11,089
Total funded client accounts (in millions)	3.9	3.5	3.3
AUM(3) (in billions)	$279.4	$233.9	$283.2
Financial Metrics
Revenue growth from prior year	(11.8)%	14.7%	56.2%
Recurring revenue as a % of net revenue(4)	57.3%	58.5%	57.1%
Gross margin(5) (in thousands)	844,926	953,301	781,102
Gross margin as a % of net revenue(5)	30.7%	30.6%	28.8%
Adjusted EBITDA (in millions)	$356.1	$350.2	$329.1

(1)
Financial advisors are defined as those investment professionals who are licensed to do business with our broker-dealer subsidiaries.

(2)
Represents custodied, networked and non-networked client accounts that have been funded. In the third quarter of 2009, we enhanced our methodology for calculating client accounts to include networked variable annuities that were not previously available. This change resulted in an increase of 0.6 million client accounts.

(3)
AUM is comprised of custodied, networked and non-networked brokerage and advisory assets and reflect market movement in addition to new assets, inclusive of recruiting and net of attrition.

(4)
Revenue is derived from recurring sources such as advisory fees, asset-based fees, trailing commission fees, fees related to our cash sweep programs, interest earned on margin accounts and technology and service fees. In 2009, we revised our definition of recurring revenues. Accordingly, prior period amounts have been recast to reflect this change.

(5)
Gross margin is calculated as net revenues less production expenses, which include commissions and advisory fees as well as brokerage, clearing and exchange fees.

EBITDA and Adjusted EBITDA

        EBITDA is defined as net income plus interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, as we use it, is EBITDA adjusted to exclude certain non-cash charges, infrequent or unusual items and other adjustments set forth below. We believe that the presentation of EBITDA and Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in our senior credit facilities.

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

        We also present EBITDA and Adjusted EBITDA because we consider them an important supplemental measure of our performance and believe they are frequently used by security analysts, investors and other interested parties in the evaluation of high-yield issuers, many of which present EBITDA and Adjusted EBITDA when reporting their results. EBITDA and Adjusted EBITDA are useful financial metrics in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain material non-cash items and infrequent or unusual items that we do not expect to continue in the future and are outside the control of operating management.

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

        EBITDA and Adjusted EBITDA can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the GAAP results and using EBITDA and Adjusted EBITDA as supplemental information.

        Set forth below is a reconciliation from our net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(in thousands)
Net income	$47,520	$45,496	$61,069
Interest expense(a)	100,922	115,558	122,817
Income tax expense	25,047	47,269	46,764
Depreciation and amortization	108,296	100,462	78,748

EBITDA(f)	281,785	308,785	309,398
Non-cash items(b)	23,978	11,751	11,457
Infrequent items(c)	46,369	15,627	6,157
Other adjustment items(d)	3,936	14,008	2,067

Adjusted EBITDA(f)	356,068	350,171	329,079
Pro-forma adjustments(e)	—	9,829	13,354

Adjusted EBITDA as defined under the Credit Agreement(f)	$356,068	$360,000	$342,433

(a)
Represents interest expense from borrowings under our senior credit facilities, senior unsecured subordinated notes and revolving line of credit facilities, as defined under the terms of our credit agreement.

(b)
Represents asset impairment charges related to organizational restructuring, share-based compensation expense for our employee stock option awards and compensation benefits realized pursuant to the purchase and sale agreements of certain acquisitions, as defined under the terms of our credit agreement.

(c)
Represents organizational restructuring charges, employment tax withholding related to a non-qualified deferred compensation plan, and regulatory fines and related costs, as permitted under the terms of our credit agreement.

(d)
Represents acquisition and integration related expenses including legal and other professional service fees and retention payments, as defined under the terms of our credit agreement.

(e)
Includes pro-forma adjustments for general and administrative expenditures from our acquisition and resulting shutdown of IFMG, as defined under the terms of our credit agreement.

(f)
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

Economic Overview and Impact of Financial Market Events

        During 2009, equity and fixed income markets experienced a steep fall during the first quarter, continuing a trend from the market turbulence that characterized the latter half of 2008. From the market lows that occurred in March 2009, the equity and fixed income markets recovered steadily over the last nine months of the year. The market's decline and recovery is reflected in the S&P 500 which began 2009 at 903, dropped to 667 on March 6, 2009, and recovered to end the year at 1115, an increase of 23.5% from the onset of 2009. The recovery in the equity market positively influenced our AUM and improved those revenue sources which are directly driven by asset-based pricing over the last nine months of 2009. Despite the market's partial recovery, overall economic activity including consumer discretionary income, employment and consumer confidence remained weak. These economic factors limited the impact of the market's recovery on our transactional commission revenues.

        Despite the equity market recovery, average market indices for 2009 remained well below prior year levels. The average daily S&P 500 index was 948 during 2009, down 22.3% from 2008. During the fourth quarter of 2009, the average daily S&P 500 index was 1089, up 19.4% from the daily average of 912 for the comparable period of 2008. In response to the market turbulence and economic slowdown, the central banks including the Federal Reserve, have maintained historically low interest rates. The average effective rate for federal funds was 0.16% in 2009, compared to 1.92% for 2008. The effective rate for federal funds averaged 0.12% during the fourth quarter of 2009, a decline of 39 basis points or 76.5% from the comparable period of 2008. The low rate environment negatively impacted our revenues from client assets in our cash sweep programs.

        In response to the lower levels of revenues that result from these volatile conditions, we persist in our efforts to reduce costs and control our expenditures. In the fourth quarter of 2008, we initiated a series of cost reduction measures through a strategic business review. Those efforts included the December 31, 2008 decision to reduce our workforce by approximately 250 employees, or approximately 10%, which resulted in additional expenditures during the fourth quarter of 2008, reduced compensation and benefits expense by approximately $27.0 million during 2009 in comparison to 2008. In the third quarter of 2009, we furthered our restructuring plans by consolidating the operations of the Affiliated Entities with those of LPL Financial. While we expect to incur one-time charges of approximately $74.2 million for severance and termination benefits, asset impairments, contract termination fees and other conversion costs, we anticipate that the consolidation will result in annual cost savings of $29.8 million. We estimate that this restructuring initiative provided cost savings of $6.9 million in 2009.

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

Recent Acquisitions and Divestitures

        From time to time we perform acquisitions and/or divestitures based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. The following describes significant acquisition and divestiture activities that have impacted our 2007, 2008 and 2009 results.

        On June 20, 2007, we acquired the Affiliated Entities, which increased the number of our financial advisors and strengthened our position as a leading independent broker-dealer. Accordingly, our 2007 results of operations include the activities of the Affiliated Entities beginning on June 21, 2007. Total purchase consideration was $120.5 million comprised of $63.3 million in cash funded primarily through borrowings under our senior credit facility, and the issuance of 2,645,400 shares of common stock with an estimated fair value of $21.60 per share on the date of acquisition.

        On November 7, 2007, we acquired all of the outstanding capital stock of IFMG, further expanding our reach in offering financial services to banks, savings and loan institutions and credit unions nationwide. Accordingly, our 2007 results of operations include the activities of IFMG beginning on November 7, 2007. Purchase consideration at closing was $25.7 million and was financed with borrowings against our senior secured credit facilities. At the time of acquisition, we announced a plan (the "Shutdown Plan") to transfer existing IFMG financial institutional relationships to our other broker-dealer subsidiaries, LPL Financial and UVEST. In accordance with the Shutdown Plan, we made several post-closing payments based on the successful recruitment, retention and transition of these relationships during the third and fourth quarter of 2008.

        On December 31, 2007, we ceased the operations of our subsidiary, Innovex Mortgage, Inc. ("Innovex"). Prior to that date, Innovex provided comprehensive mortgage services for residential properties of the clients of our financial advisors.

        On September 1, 2009, we consolidated the operations of the Affiliated Entities with those of LPL Financial. The consolidation involved the transfer of securities licenses of certain registered representatives associated with the Affiliated Entities and their client accounts. Following the completion of these transfer activities, the registered representatives and client accounts that transferred are now associated with LPL Financial. The consolidation of the Affiliated Entities was affected to enhance service offerings to customers while also generating efficiencies.

        While our acquisitions of the Affiliated Entities and IFMG have contributed to the overall growth of our customer base and related revenue and market position, we have incurred significant non-recurring costs related to acquisition integration and the subsequent shutdown and/or conversion. Many of these expenditures are in the form of restructuring charges, personnel costs, system costs and professional fees. For example, the consolidation of the Affiliated Entities with LPL Financial in September 2009 resulted in restructuring charges including severance and one-time termination benefits, lease and contract termination fees, asset impairments and transfer and conversion costs.

Results of Operations

        The following discussion presents an analysis of our results of operations for the years ended December 31, 2009, 2008 and 2007. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Year Ended December 31,			Percentage Change
	2009	2008	2007	'09 vs. '08	'08 vs. '07
	(in thousands)
Revenues
Commissions	$1,477,655	$1,640,218	$1,470,285	(9.9)%	11.6%
Advisory fees	704,139	830,555	738,938	(15.2)%	12.4%
Asset-based fees	272,893	352,293	260,935	(22.5)%	35.0%
Transaction and other fees	255,574	240,486	184,604	6.3%	30.3%
Other	39,244	52,797	61,812	(25.7)%	(14.6)%

Net revenues	2,749,505	3,116,349	2,716,574	(11.8)%	14.7%

Expenses
Production	1,904,579	2,163,048	1,935,472	(11.9)%	11.8%
Compensation and benefits	270,436	343,171	257,200	(21.2)%	33.4%
General and administrative	218,416	266,447	199,895	(18.0)%	33.3%
Depreciation and amortization	108,296	100,462	78,748	7.8%	27.6%
Restructuring charges	58,695	14,966	—	292.2%	N/M
Other	15,294	17,558	13,931	(12.9)%	26.0%

Total operating expenses	2,575,716	2,905,652	2,485,246	(11.4)%	16.9%
Interest expense	100,922	115,558	122,817	(12.7)%	(5.9)%
Loss on equity method investment	300	2,374	678	(87.4)%	250.1%

Total expenses	2,676,938	3,023,584	2,608,741	(11.5)%	15.9%

Income before provision for income taxes	72,567	92,765	107,833	(21.8)%	(14.0)%
Provision for income taxes	25,047	47,269	46,764	(47.0)%	1.1%

Net income	$47,520	$45,496	$61,069	4.4%	(25.5)%

N/M    Not meaningful.

Revenues

Commissions

        Commission-based revenues represent gross commissions generated by our customers, primarily from commissions earned on the sale of various products such as fixed and variable annuities, mutual funds, general securities, alternative investments and insurance. We also earn trailing commission type revenues (such as 12(b)-1 fees) on mutual funds and variable annuities held by clients of our customers. Trail commissions (a commission that is paid over time) are recurring in nature and are earned based on the current market value of previously purchased investments.

        The following table sets forth our commission revenue, by product category included in our consolidated statements of income for the periods indicated (in thousands):

	Years Ended December 31,
	2009	% Total	2008	% Total	2007	% Total
Variable annuities	$551,345	37.3%	$627,021	38.2%	$605,318	41.2%
Mutual funds	389,458	26.4%	474,948	28.9%	498,880	33.9%
Fixed annuities	225,342	15.3%	179,743	11.0%	42,775	2.9%
Equities	86,606	5.8%	85,586	5.2%	82,215	5.6%
Alternative investments	77,079	5.2%	112,706	6.9%	113,183	7.7%
Fixed income	75,210	5.1%	65,309	4.0%	48,552	3.3%
Insurance	69,907	4.7%	91,327	5.6%	77,613	5.3%
Other	2,708	0.2%	3,578	0.2%	1,749	0.1%

Total commission revenue	$1,477,655	100.0%	$1,640,218	100.0%	$1,470,285	100.0%

        Commission revenue decreased by $162.6 million, or 9.9%, for 2009 compared to 2008. Transaction-based commissions decreased as a result of market turbulence and volatility that dampened client demand for purchases of new investment products, particularly in the more market sensitive products such as mutual funds, alternative investments and variable annuities. This decline was partially offset by increased sales of products with more predictable cash flows such as fixed annuities and fixed income securities. Trail commissions reflect the effects of the market declines offset by growth in assets eligible for trail payment.

        Commission revenue increased by $169.9 million, or 11.6%, in 2008 from 2007, fueled primarily by the commission base obtained through our acquisitions of the Affiliated Entities and IFMG. Organic commission revenue growth remained relatively flat during this same period, attributed to the successful recruitment of our customer base which increased 7.5% to 11,920 in 2008 from 11,089 in 2007, largely offset by a decline in commissionable transactions and brokerage assets under management due to the unfavorable market conditions in 2008.

Advisory fees

        Advisory fee revenues represent fees charged by us and our customers to clients based on the value of assets under management.

        Advisory fees decreased by $126.4 million, or 15.2%, for 2009 compared to 2008. The decrease is primarily due to the effect of the declining market on the value of our client assets in advisory programs, offset by increasing sales attributed to new advisory relationships.

        Advisory fees increased by $91.6 million, or 12.4%, in 2008 from 2007, driven in part by the advisory fee base obtained through our acquisitions of the Affiliated Entities and IFMG, in addition to a trend amongst our customer relationships (including customers of acquired subsidiaries) to provide a higher percentage of fee-based advisory services to their clients, which are recurring revenue streams.

Consequently our recurring revenues as a percentage of net revenue remained relatively unchanged through the unfavorable market conditions in 2008.

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

        Asset-based fees decreased $79.4 million, or 22.5%, for 2009 compared to 2008. This decrease was primarily driven by the declining interest rate environment as reflected by the average effective federal funds rate and its influence on fees associated with our cash sweep programs. For the year ended December 31, 2009, the effective federal funds rate averaged 0.16% compared to 1.92% for the prior year. Assets in our cash sweep programs averaged $20.5 billion and $18.8 billion for the years ended December 31, 2009 and 2008, respectively.

        Asset-based fees increased $91.4 million, or 35.0%, from 2007 to 2008. Fees from our cash sweep vehicles increased $60.9 million driven primarily by a 72.7% increase in the average assets custodied in these programs which can be attributed to prevailing negative market conditions and the resulting shift of client assets from invested capital to our cash sweep programs. For 2008, the increase associated with this trend is partially offset by the negative interest rate environment and its influence on the margins associated with these products.

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

        Transaction and other fees increased $15.1 million, or 6.3%, for 2009 compared to 2008. This increase is primarily attributed to fees associated with increases in our number of customers and their client accounts. We also had increases of $6.6 million in charges to customers for insurance programs and $5.3 million in IRA custodial fees, offset by a $4.4 million decline in conference related revenues.

        Transaction and other fees increased $55.9 million, or 30.3%, in 2008 from 2007. The increase is attributed primarily to an increase in trade volume. Specifically, our trade volume increased by 4.8 million, or 59.3%, in 2008, which is primarily attributable to an increase in the number of underlying client accounts opened through our acquisitions of the Affiliated Entities and IFMG.

Other revenue

        Other revenue includes marketing re-allowances from certain product manufacturers as well as interest income from client margin accounts and cash equivalents, net of operating interest expense. Prior to our dissolution of our mortgage subsidiary, Innovex, other revenue also consisted of gains on the sale of mortgage loans held for sale.

        Other revenue decreased $13.6 million, or 25.7%, for 2009 compared to 2008. The decrease in the current year is due primarily to lower interest revenue from client margin lending activities and to a lesser extent, by lower interest income earned on our cash equivalents. Our average client margin balances decreased 33.5% from $328.3 million in 2008 to $218.3 million in 2009, reflecting a reduced demand by clients for margin leverage.

        Other revenue decreased $9.0 million, or 14.6%, in 2008 from 2007. Through our mortgage affiliate Innovex, we recognized gains related to mortgage loans held for sale during 2007 that did not recur in 2008 because we ceased the operations of Innovex on December 31, 2007.

Expenses

Production expenses

        Production expenses consist of commissions and advisory fees as well as brokerage, clearing and exchange fees. We pay out the majority of commissions and advisory fees received from sales or services provided by our customers. Substantially all of these pay-outs are variable and correlated to the revenues generated by each customer.

        Production expenses decreased $258.5 million, or 11.9%, for 2009 compared to 2008. Commission and advisory revenues declined $289.0 million, or 11.7% during the same period, resulting in a corresponding decrease in our production payout to our customers. Our production payout averaged 85.8% in 2009 and 86.3% in 2008.

        Production expenses increased $227.6 million, or 11.8%, in 2008 from 2007. The increase in production expenses is highly correlated with our increase in commission and advisory revenues, which increased by $261.6 million, or 11.8%, in 2008 from 2007. Our production pay-out averaged 86.3% in 2008 and 86.4% in 2007.

Compensation and benefits

        Compensation and benefits expense includes salaries and wages, and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

        Compensation and benefits decreased $72.7 million, or 21.2%, for 2009 compared to 2008. The decrease is primarily attributed to our ongoing strategic business review and resulting cost management initiatives. As a result of attrition, retirements and our reduction in workforce implemented in the fourth quarter of 2008, our average number of full-time employees has declined by 383, or 13.6%, to 2,430 for 2009, compared to 2,813 for 2008.

        Compensation and benefits increased $86.0 million, or 33.4%, in 2008 from 2007. The increase is attributed to salaries and benefits and the average number of full-time employees, which grew by 729, or 35.0%, to 2,813 in 2008, compared to 2,084 in 2007, primarily due to our acquisitions of the Affiliated Entities and IFMG and resulting integration efforts, and our initiative to strengthen our service infrastructure.

General and administrative expenses

        General and administrative expenses include promotional fees, occupancy and equipment, communications and data processing, regulatory fees, travel and entertainment, and professional services.

        General and administrative expenses decreased by $48.0 million, or 18.0%, for 2009 compared to 2008. The decrease is primarily attributable to our ongoing strategic business review and resulting cost reduction measures which led to decreases of $38.3 million in promotional fees, $8.3 million in occupancy and equipment, $5.8 million in travel and entertainment and $3.8 million in communications and data processing.

        General and administrative expenses increased by $66.6 million, or 33.3%, from 2008 to 2007. The increase was primarily attributable to increases of $35.4 million in promotional fees and recruiting, $15.3 million in occupancy and equipment and $12.2 million in communication and data processing. The increase in these expenditures was primarily due to our acquisitions of the Affiliated Entities and IFMG, and resulting integration efforts to support our overall growth.

Depreciation and amortization

        Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets represent significant intangible assets established through our acquisitions, as well as fixed assets which include internally developed software, hardware, leasehold improvements and other equipment.

        Depreciation and amortization expense increased by $7.8 million, or 7.8%, for 2009 compared to 2008. The increase is attributed to capital expenditures made to support integration efforts and the general growth of our business.

        Depreciation and amortization expense increased by $21.7 million, or 27.6%, from 2008 to 2007, attributed to amortization of identifiable intangible assets and depreciation and amortization of fixed assets resulting from our acquisitions of the Affiliated Entities and IFMG, as well as capital expenditures made to support integration efforts and the general growth of our business.

Restructuring charges

        Restructuring charges represent expenses incurred as a result of our 2008 strategic business review and our 2009 consolidation of the Affiliated Entities.

        Restructuring charges were $58.7 million in 2009, compared to $15.0 million in 2008. In 2009, restructuring charges were incurred for severance and termination benefits of $9.5 million, contract termination costs of $15.9 million, asset impairment charges of $19.9 million and $13.9 million in other expenditures principally relating to the conversion and transfer of customers and their client accounts from the Affiliated Entities to LPL Financial. These costs were offset by $0.5 million in adjustments that were recorded in the first half of 2009 for changes in cost estimates associated with post employment benefits provided to employees impacted by our 2008 strategic business review.

        In 2008, we committed to and implemented a strategic business review, resulting in a reduction in our overall workforce of approximately 250 employees, or approximately 10% of our workforce. Accordingly, we recorded a $15.0 million restructuring charge at the time such plan was communicated to our employees.

Other expenses

        Other expenses include bank fees, other taxes, bad debt expense and other miscellaneous expenses.

        Other expenses decreased by $2.3 million, or 12.9%, from 2008 to 2009. The decrease is primarily due to cost reduction measures.

        Other expenses increased by $3.6 million, or 26.0%, from 2007 to 2008. The increase was due primarily to increases in bad debt expense and customer write-off activity. The remaining increase was due to storage services, which grew by $1.1 million in 2008.

Interest expense

        Interest expense includes non-operating interest expense for our senior secured term loan, senior unsecured subordinated notes and revolving line of credit facility.

        Interest expense decreased by $14.6 million, or 12.7%, for the year ended December 31, 2009 compared with the year ended December 31, 2008. The decline reflects lower average interest rates on our borrowings due in part to a credit rating upgrade received in the third quarter of 2008. This trend is partially offset by an increase in the average principal amount of debt outstanding due primarily to borrowings on our revolving credit facility. Our average outstanding borrowing activity in the revolving and uncommitted line of credit facilities have increased by $7.8 million from $48.7 million for 2008 compared to $56.5 million for 2009.

        Interest expense decreased by $7.3 million, or 5.9%, from 2007 to 2008, reflecting lower average interest rates on our borrowings due in part by a credit rating upgrade, offset by an increase in the principal amount of debt outstanding.

Loss on equity method investment

        Loss on equity method investment represents our share of losses related to our 2007 investment in a privately held technology company.

        Loss on equity investment was $0.3 million for 2009 compared to $2.4 million for 2008. The decrease of $2.1 million in the current year is attributed to a $1.7 million other than temporary impairment charge incurred during the second quarter of 2008.

        Loss on equity method investment increased $1.7 million from 2007 to 2008, due to the $1.7 million other than temporary impairment during the second quarter of 2008.

Provision for Income Taxes

        Our provision for income taxes decreased by $22.2 million, or 47.0%, between 2008 and 2009. The decrease in income tax expense is primarily the result of a decrease in the effective income tax rate under GAAP, which was 34.5% for 2009 as compared to 51.0% for 2008, as well as a decline in pre-tax income. In addition, our current effective tax rate reflects a benefit of approximately 8% from a newly enacted change to California's income sourcing rules that is scheduled to take effect on January 1, 2011. This change requires us to revalue our deferred tax liabilities to the rate that will be in effect when the tax liabilities are utilized.

        Our provision for income taxes increased by $0.5 million, or 1.1%, between 2007 and 2008. The increase in income tax expense was primarily the result of an increase in the effective income tax rate under GAAP, which was 51.0% for 2008 as compared to 43.4% for 2007, offset largely by a decline in pre-tax income. Changes in our effective tax rates reflect additional expenses and/or changes in our estimates for expenses that cannot be deducted for income tax purposes; namely a change in our estimates for certain state income tax rates and the impact of that change on our deferred tax liabilities. Additional increases in our effective tax rates relate to increases in items such as meals and entertainment and compensation for incentive stock options.

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

        A summary of changes in cash flow data is provided as follows (in thousands):

	December 31,
	2009	2008	2007
Net cash flows provided by (used in):
Operating activities	$271,157	$89,277	$10,072
Investing activities	(13,724)	(76,202)	(168,275)
Financing activities	(98,078)	18,161	101,043

Net increase (decrease) in cash and cash equivalents	159,355	31,236	(57,160)
Cash and cash equivalents—beginning of year	219,239	188,003	245,163

Cash and cash equivalents—end of year	$378,594	$219,239	$188,003

        Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.

        Net cash provided by operating activities for 2009, 2008 and 2007 totaled $271.2 million, $89.3 million and $10.1 million, respectively. Net cash provided by operating activities includes net income adjusted for non-cash expenses such as depreciation and amortization, share-based compensation, deferred income tax provision and changes in operating assets and liabilities. Operating assets and liabilities include balances related to settlement and funding of client transactions, receivables from product sponsors and accrued commissions and advisory fees due to our customers. Those operating assets and liabilities which arise from the settlement and funding of client transactions can fluctuate significantly from period to period depending on overall trends and client behaviors.

        Net cash used in investing activities for 2009, 2008 and 2007, totaled $13.7 million, $76.2 million and $168.3 million, respectively. The decrease in 2009 as compared to 2008 is principally due to a decrease in capital expenditures and acquisition activity. The decrease in 2008 as compared to 2007 is principally due to our 2007 acquisitions of UVEST, the Affiliated Entities and IFMG.

        Net cash used in financing activities for 2009 was $98.1 million, compared to net cash provided by financing activities for 2008 and 2007, which was $18.2 million and $101.0 million, respectively. The decrease in 2009 as compared to 2008 is primarily related to a $90.0 million pay down on our revolving line of credit, which occurred in 2009. The decrease in 2008 as compared to 2007 is primarily related to borrowings under our senior secured credit facilities, which did not recur at the same level in fiscal year 2008. These borrowings were principally related to our 2007 acquisitions of UVEST, the Affiliated Entities and IFMG.

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

        Our registered broker-dealers are subject to the SEC's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial and Associated compute net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customers' transactions plus 1% of net commission payable, as defined. LPL Financial is also subject to the Commodity Futures Trading Commission's minimum financial requirements, which require that it maintain net capital, as defined, equal to 4% of customer funds required to be segregated pursuant to the Commodity Exchange Act, less the market value of certain commodity options, all as defined. UVEST, MSC and WFG all compute net capital requirements under the aggregate indebtedness method, which requires firms to maintain minimum net capital, as defined, of not less than 6.67% of aggregate indebtedness plus 1% of net commission payable, also as defined.

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

Indebtedness

        As of December 31, 2009, we had outstanding $819.2 million of borrowings under our senior secured credit facilities and $550.0 million of senior unsecured subordinated notes. The senior secured credit facilities also include a $100.0 million revolving credit facility, $10.0 million of which is currently being utilized to support the issuance of an irrevocable letter of credit issued for the benefit of PTC.

        On January 25, 2010, we amended our senior secured credit facilities to increase our revolving credit facility from $100.0 million to $218.2 million. We also extended the maturity of a $163.5 million tranche of our revolving facility to June 28, 2013, with the remaining $54.7 million tranche maturing at the original maturity date of December 28, 2011. The tranche maturing in 2013 is priced at London Interbank Offered Rate ("LIBOR") + 3.50% with a commitment fee of 0.75%. The tranche maturing in 2011 maintains its current pricing of LIBOR + 2.00% with a commitment fee of 0.375%.

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

        In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate at December 31, 2009 is 0.375% per annum, but is subject to changes depending on our leverage ratio. We must also pay customary letter of credit fees.

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

Certain Covenants and Events of Default

        The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

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

  •
  change our lines of business.

        In addition, the senior secured credit facilities require us to maintain the following financial covenants:

  •
  a minimum interest coverage ratio; and

  •
  a maximum total leverage ratio.

        At December 31, 2009, we were in compliance with all covenants under our senior secured credit facilities.

Interest Rate Swaps

        An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. We use interest rate swap agreements to hedge the variability on our floating rate for $400.0 million of our term loan under our senior secured credit facility. We are required to pay the counterparty to the agreement fixed interest payments on a notional balance and in turn receive variable interest payments on that notional balance. Payments are settled quarterly on a net basis. As of December 31, 2009, we assessed our interest rate swaps as being highly effective and we expect them to continue to be highly effective. While approximately $419.2 million of our term loan remains unhedged as of December 31, 2009, the risk of variability on our floating interest rate is partially mitigated by our client margin loans on which we carry floating interest rates. At December 31, 2009, our receivables from clients for margin loan activity were approximately $227.9 million.

Senior Unsecured Subordinated Notes

        Our senior unsecured subordinated notes are due in 2015 and bear interest at 10.75% per annum. Interest payments are payable semi-annually in arrears. We are not required to make mandatory redemption or sinking fund payments with respect to the notes and at December 31, 2009, $550.0 million was still outstanding. We may voluntarily repurchase our senior unsecured subordinated notes at any time, pursuant to certain prepayment penalties.

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

        We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our financial advisors' clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Notes 14 and 19 to our consolidated financial statements.

        The following table provides information with respect to our commitments and obligations as of December 31, 2009:

	Payments due by period
	(in thousands)
	Total	<1 year	1-3 years	4-5 years	>5 years
Leases and Other Obligations(1)	112,952	27,543	47,940	21,145	16,324
Senior Secured Credit Facilities and Senior Unsecured Subordinated Notes(2)(3)	1,369,223	8,424	16,848	793,951	550,000
Fixed Interest Payments	352,286	59,125	118,250	118,250	56,661
Variable Interest Payments(2)(3)	96,716	18,274	62,160	16,282
Interest Rate Swap Agreements(2)(3)	22,457	14,227	8,230

Total contractual cash obligations	$1,953,634	$127,593	$253,428	$949,628	$622,985

(1)
Note 14 of our consolidated financial statements provides further detail on operating lease obligations and obligations under non-cancelable service contracts.

(2)
Notes 12 and 13 of our consolidated financial statements provide further detail on these debt obligations.

(3)
Our senior credit facilities bear interest at floating rates. Of the $819.2 million outstanding at December 31, 2009, we have hedged the variable rate cash flows using interest rate swaps of $400.0 million of principle (see Notes 12 and 13 of our consolidated financial statements). Variable interest payments are shown for the unhedged ($419.2 million) portion of the senior credit facilities assuming the one-month LIBOR at December 31, 2009 remains unchanged (see Note 12 of our consolidated financial statements for more information).

        As of December 31, 2009, we reflect a liability for unrecognized tax benefits of $22.0 million, which we have included in income taxes payable on the consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

Fair Value of Financial Instruments

        We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures.

        We use prices obtained from an independent third-party pricing service to measure the fair value of our trading securities. We validate prices received from the pricing service using various methods including, comparison to prices received from additional pricing services, comparison to available quotes market prices and review of other relevant market data including implied yields of major categories of securities. At December 31, 2009, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

Critical Accounting Policies

        Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that of our critical accounting policies, the following are noteworthy because they require management to make estimates regarding matters that are uncertain and susceptible to change where such change may result in a material adverse impact on our financial position and reported financial results.

Revenue Recognition

        We record commissions received from mutual funds, annuity, insurance, equity, fixed income, direct investment, option and commodity transactions on a trade-date basis. Commissions also include mutual fund and variable annuity trails, which are recognized as a percentage of assets under management over the period for which services are performed. Due to the significant volume of mutual fund and variable annuity purchases and sales transacted by financial advisers directly with product manufacturers, management must estimate a portion of its upfront commission and trail revenues for each accounting period for which the proceeds have not yet been received. These estimates are based primarily on the volume of transactions in previous periods as well as cash receipts in the current period. We record commissions payable based upon standard payout ratios for each product as it accrues for commission revenue.

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

        We have elected October 1 as our annual goodwill impairment testing date. In testing for a potential impairment of goodwill on October 1, 2009, we estimated the fair value of each of our reporting units (generally defined as businesses for which financial information is available and reviewed regularly by management) and compared this value to the carrying value of the reporting unit. The estimated fair value of each reporting unit was greater than its carrying value, and therefore we concluded that no amount of goodwill was impaired. The estimated fair value of the reporting units was established using a discounted cash flow model that includes significant assumptions about the future operating results and cash flows of each reporting unit. Adverse changes in our planned business operations such as unanticipated competition, a loss of key personnel, the sale of a reporting unit or a significant portion of a reporting unit, or other unforeseen developments could result in an impairment of our recorded goodwill.

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

Income Taxes

        We estimate income tax expense based on the various jurisdictions where we conduct business. We must then assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established to the extent that it is more-likely-than-not that such deferred tax assets will not be realized. When we establish a valuation allowance or modify the existing allowance in a certain reporting period, we generally record a corresponding increase or decrease to tax expense in the consolidated statements of income. We make significant judgments in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowances recorded against the deferred tax asset. Changes in the estimate of these taxes occur periodically due to changes in the tax rates, changes in the business operations, implementation of tax planning strategies, resolution with taxing authorities of issues where we have previously taken certain tax positions and newly enacted statutory, judicial and regulatory guidance. These changes, when they occur, affect accrued taxes and can be material to our operating results for any particular reporting period.

        Additionally, we account for uncertain tax positions in accordance with GAAP. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. We are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our consolidated financial statements.

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

Interest Rate Risk

        We are exposed to risk associated with changes in interest rates. As of December 31, 2009, all of the outstanding debt under our senior secured credit facilities, $819.2 million, was subject to floating interest rate risk. To provide some protection against potential rate increases associated with our floating senior secured credit facilities, we have entered into derivative instruments in the form of interest rate swap agreements covering a significant portion ($400.0 million) of our senior secured indebtedness. The interest rate swap agreements qualify for hedge accounting and have been designated as cash flow hedges against specific payments due on our senior secured term loan. Accordingly, any interest rate differential is reflected in an adjustment to interest expense over the lives of the interest rate swap agreements. While the unhedged portion of our senior secured debt is subject to increases in interest rates, we believe that this risk is offset with variable interest rates associated with client borrowings. At December 31, 2009, we had $419.2 million in unhedged senior secured borrowings, the variable cost of which is partially offset by variable interest income on $227.9 million of client margin receivables. Because of this relationship, and our expectation for outstanding balances in the future, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes. For a discussion of such interest rate swap agreements, see Note 13 to our audited consolidated financial statements.

        We offer our customers and their clients two primary cash sweep programs that are interest rate sensitive: our bank sweep programs and money market sweep vehicles involving multiple money market fund providers. Our bank sweep programs use multiple non-affiliated banks to provide up to $1.5 million ($3.0 million joint) of FDIC insurance for client deposits custodied at the banks. While clients earn interest for balances on deposit in the bank sweep programs, we earn a fee. Our fees from the bank sweep programs are not based on prevailing interest rates, but may be adjusted in a declining interest rate environment or for other reasons. Changes in interest rates and fees for the bank sweep programs are monitored by our Fee and Rate Setting Committee (the "FRS Committee"), which governs and approves any changes to our fees. By meeting promptly after interest rates change, or for other market or non-market reasons, the FRS Committee balances financial risk of the bank sweep programs with products that offer competitive client yields. However, as short-term interest rates hit lower levels, the FRS Committee may be compelled to lower fees. The average Federal Reserve effective federal funds rate for December 2009 was 0.12%. A change in short-term interest rates of

10 basis points, if accompanied by a commensurate change in fees for our cash sweep programs, could result in an increase or decrease in income before income taxes of $11.6 million on an annual basis (assuming that client balances at December 31, 2009 did not change). Actual impacts may vary depending on interest rate levels, the significance of change, and the FRS Committee's strategy in responding to that change.

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

Risk Management

        We have established various committees of the Board of Directors to manage the risks associated with our business. Our Audit Committee was established for the primary purpose of overseeing (i) the integrity of our consolidated financial statements, (ii) our compliance with legal and regulatory requirements that may impact our consolidated financial statements or financial operations, (iii) the independent auditor's qualifications and independence and (iv) the performance of our independent auditor and internal audit function. Our Compensation and Human Resources Committee was established for the primary purpose of (i) overseeing our efforts to attract, retain and motivate members of our senior management team in partnership with the Chief Executive Officer, (ii) to carry out the Board's overall responsibility relating to the determination of compensation for all executive officers, (iii) to oversee all other aspects of our compensation and human resource policies and (iv) to oversee our management resources, succession planning and management development activities.

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

Change in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

        Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our consolidated financial statements.

        As of December 31, 2009, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2009 was effective.

        Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2009.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LPL Investment Holdings Inc.
Boston, Massachusetts

        We have audited the internal control over financial reporting of LPL Investment Holdings Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 9, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 9, 2010

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information relating to directors of LPLIH required to be furnished pursuant to this item is incorporated by reference to the Company's definitive proxy statement for the 2010 Annual Meeting of Stockholders. Such proxy statement will be filed with the SEC prior to April 30, 2010.

        The following table provides certain information about each of the Company's current executive officers as of the date this Annual Report on Form 10-K has been filed with the SEC:

Name	Age	Position(1)
Mark S. Casady	49	Chief Executive Officer and Chairman of the Board
Esther M. Stearns	49	President and Chief Operating Officer
Robert J. Moore	48	Chief Financial Officer
William E. Dwyer	52	Managing Director, President, National Sales and Marketing
Denise Abood	48	Managing Director, Human Capital
Dan H. Arnold	45	Managing Director and Divisional President, Institution Services
Stephanie L. Brown	57	Managing Director, General Counsel
Jonathan Eaton	51	Managing Director, Custom Clearing Services
Christopher Feeney	54	Managing Director, Chief Information Officer
Mark Helliker	46	Managing Director, Broker-Dealer Support Services
John McDermott	53	Managing Director, Chief Risk Officer

Mark S. Casady—Chairman and Chief Executive Officer

        Mr. Casady has been our chairman and chief executive officer since December 2005. He joined us in May 2002 as chief operating officer, became our president in April 2003, and became our chief executive officer, president and chairman in December 2005. Before joining the firm, Mr. Casady was managing director, mutual fund group for Deutsche Asset Management, Americas—formerly Scudder Investments. He joined Scudder in 1994 and held roles as managing director—Americas; head of global mutual fund group and head of defined contribution services. He was also a member of the Scudder, Stevens and Clark Board of Directors and Management Committee. He is former chairman and a current board member of the Insured Retirement Institute and serves on the Financial Industry Regulatory Authority board of governors. Mr. Casady received his B.S. from Indiana University and his M.B.A. from DePaul University.

Esther M. Stearns—President and Chief Operating Officer

        Ms. Stearns has been our president since March 2007 and our chief operating officer since 2003. She joined us in July 1996 as chief information officer. Today, Ms. Stearns is responsible for oversight of our Broker/Dealer Support Services, Business Technology Services, and Custom Clearing Services business units, in addition to several Corporate Shared Services areas, such as Corporate Communication, Human Capital, Strategic Planning, and Sponsor Relations. Prior to joining us, she was vice president of information systems at Charles Schwab & Co., Inc., where she worked for 14 years in a variety of leadership roles. She received her B.A. from the University of Chicago.

Robert J. Moore—Chief Financial Officer

        Mr. Moore joined us in September 2008 as chief financial officer. He is responsible for formulating financial policy and planning as well as ensuring the effectiveness of the financial functions within the firm. He also has oversight of our research and risk management functions. Prior to joining us, Mr. Moore served as chief executive officer and chief financial officer at ABN AMRO North America and LaSalle Bank Corporation. Before this role, Mr. Moore worked for Diageo PLC, Europe and Great Britain, in a number of finance management positions, ultimately serving as chief financial officer. Mr. Moore has a Bachelor of Business Administration in finance from the University of Texas, Austin and a Master of Management in finance, marketing, and international business from Northwestern University.

William E. Dwyer—Managing Director, President, National Sales and Marketing

        Mr. Dwyer has served as managing director and president of National Sales and Marketing since 2009. He joined us in July 1992 and became managing director, branch development in 2002, managing director, national sales in 2005, and managing director, president of Independent Advisor Services in 2007. Mr. Dwyer is responsible for the management, satisfaction, retention, and recruitment of our independent advisor and financial institution customers. Mr. Dwyer serves on the Private Client Services Executive Committee and as vice chair of the Financial Services Institute Board of Directors. He is also a member of the Boards of Directors for the Securities Industry and Financial Markets Association and the Financial Services Institute, Inc. He received his B.A. from Boston College.

Denise Abood—Managing Director, Human Capital

        Ms. Abood has served as managing director and the leader of our Human Capital group since 2007. In this role, she is responsible for several functions critical to the firm, including organizational development and training, human resources, employee recruiting, compensation and benefits, real estate and facilities, payroll, and mail services. Ms. Abood was formerly chief financial officer for UVEST Financial Services Group, Inc. where she also led the UVEST Mortgage Company. Prior to joining UVEST, she held two roles at Wachovia Bank, initially as the chief financial officer for capital markets services and then as head of the technology business office. Ms. Abood holds a B.A. in Business Administration from Wittenberg University in Springfield, Ohio.

Dan H. Arnold—Managing Director and Divisional President, Institution Services

        Mr. Arnold serves as managing director and divisional president of our Institution Services business. He is responsible for new business development and business consulting, as well as for Insurance Associates Incorporated, which provides insurance solutions for the firm. Mr. Arnold joined the firm in January 2007 following our acquisition of UVEST Financial Services Group, Inc. Prior to joining us, Mr. Arnold worked at UVEST Financial Services Group, Inc. for 13 years, serving most recently as president and chief operating officer. Mr. Arnold is a graduate of Auburn University and holds an MBA in finance from Georgia State University.

Stephanie L. Brown—Managing Director, General Counsel

        Ms. Brown joined us in August 1989 and has been responsible for the Legal Department throughout her tenure. From 1989 to 2004 Ms. Brown was also responsible for our Compliance organization. Prior to joining us, Ms. Brown was an associate attorney with the law firm of Kelley Drye & Warren in Washington, D.C., specializing in corporate and securities law. Ms. Brown received her B.A. cum laude from Bryn Mawr College and her J.D. from the Catholic University of America.

Jonathan Eaton—Managing Director, Custom Clearing Services

        Mr. Eaton joined us in June 1997 and became managing director, Custom Clearing Services in 2007. He is also responsible for our Sponsor Relations Group and The Private Trust Company, N.A. Prior to this position, Mr. Eaton served as our executive vice president of product marketing. Before joining us, Mr. Eaton spent 14 years at MFS Investment Management. His positions at MFS included national account management, corporate marketing, product development, and market research. He holds a B.A. in journalism from the University of Maine.

Christopher Feeney—Managing Director, Chief Information Officer

        Mr. Feeney joined us in January 2008 as chief information officer and managing director for the Business Technology Services business unit. Mr. Feeney is responsible for enhancing the technology offerings and support we provide to our financial advisors and their clients. Prior to joining us, Mr. Feeney was global managing director of wealth management at Thomson Financial. Mr. Feeney was chief executive officer of Telerate, Inc., from July 2003 until its sale to Reuters in December 2004. He holds a B.A. in literature from the State University of New York, Oneonta, and completed the Securities Industry Institute at the Wharton School.

Mark Helliker—Managing Director, Broker-Dealer Support Services

        Mr. Helliker joined us in July 2008 as managing director of Broker/Dealer Support Services. He is responsible for the day-to-day management of customer-side operations and new-advisor transitions, as well as for enhancing the customer experience. Prior to joining us, Mr. Helliker worked at Charles Schwab for 10 years, most recently as senior vice president of Charles Schwab Institutional. Mr. Helliker has a B.A. in political science from the University of Portsmouth in England and an MBA in management from San Diego State University.

John McDermott—Managing Director, Chief Risk Officer

        Mr. McDermott joined us in July 2009 as managing director and chief risk officer. In this role, he is focused on optimizing resources dedicated to risk and compliance across the firm, building consistency, and continuing to strengthen all teams with a holistic and strategic approach. Prior to joining us, Mr. McDermott worked for 35 years at Merrill Lynch, where he held a series of leadership roles including global head of compliance and internal audit. Mr. McDermott has a B.A. from Wesleyan University and a J.D. from Rutgers University.

ITEMS 11, 12, 13 AND 14.

        The information required by Items 11, 12, 13, and 14 is incorporated by reference to the Company's definitive proxy statement for the 2010 Annual Meeting of Stockholders. Such proxy statement will be filed with the SEC prior to April 30, 2010.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  Consolidated Financial Statements

        Our consolidated financial statements appearing on pages F-1 through F-40 are incorporated herein by reference.

  (b)
  Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of LPL Investment Holdings Inc.(1)
3.2	Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc., dated December 20, 2005.(1)
3.3	Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc., dated March 10, 2006(1)
3.4	Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc., dated December 26, 2007.(4)
3.5	Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc., dated March 31, 2008.(5)
3.6	Amended and Restated Bylaws of LPL Investment Holdings Inc.(6)
4.1	Indenture, dated December 28, 2005, between LPL Holdings, Inc., each of the Guarantors party thereto and Wells Fargo Bank, N.A., as trustee.(1)
4.2.	First Supplemental Indenture, dated as of May 10, 2006, among LPL Holdings, Inc., LPL Investment Holdings Inc., the other Guarantors party thereto and Wells Fargo Bank, N.A., as trustee.(1)
4.3	Form of Stock Bonus Agreement under the Fourth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan.(1)
4.4	Fifth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan.(9)
4.5	LPL Investment Holdings Inc. Advisor Incentive Plan.(7)
10.1	2005 Stock Option Plan for Incentive Stock Options.(1)
10.2	2005 Stock Option Plan for Non-Qualified Stock Options.(1)
10.3	Executive Employment Agreement between Mark S. Casady and LPL Holdings, Inc., dated December 28, 2005.(1)
10.4	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and Mark S. Casady, dated December 28, 2005.(1)
10.5	Executive Employment Agreement between Esther M. Stearns and LPL Holdings, Inc., dated December 28, 2005.(1)
10.6	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and Esther M. Stearns, dated December 28, 2005.(1)
10.7	Executive Employment Agreement between C. William Maher and LPL Holdings, Inc., dated December 28, 2005.(1)

Exhibit No.	Description of Exhibit
10.8	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and C. William Maher, dated December 28, 2005.(1)
10.9	Executive Employment Agreement between William E. Dwyer III and LPL Holdings, Inc., dated December 28, 2005.(1)
10.10	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and William E. Dwyer III, dated December 28, 2005.(1)
10.11	Executive Employment Agreement between Steven M. Black and LPL Holdings, Inc., dated December 28, 2005.(1)
10.12	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and Steven M. Black, dated December 28, 2005.(1)
10.13	Services Agreement between Linsco/Private Ledger Corp. and GPA Group, Inc., dated October 27, 2005.(2)
10.14	Stockholders' Agreement, dated December 28, 2005, among LPLIH Investment Holdings Inc., LPL Holdings, Inc. and other stockholders party thereto.(2)
10.15	LPL Investment Holdings Inc. 2008 Stock Option Plan.(3)
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
10.17	2008 Nonqualified Deferred Compensation Plan.(8)
10.18	LPL Investment Holdings Inc. and Affiliates 2009 Corporate Executive Bonus Plan, approved on March 31, 2009.(10)
10.19
Amendment No. 1 dated as of December 9, 2009 to the Second Amended and Restated Credit Agreement, dated as of June 18, 2007, among LPL Investment Holdings, Inc., a Delaware corporation, LPL Holdings, Inc., a Massachusetts corporation, the lending institutions from time to time parties thereto, Goldman Sachs Credit Partners L.P., as sole lead arranger, sole book runner and syndication agent, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley & Co., as Collateral Agent.(11)
10.20
Incremental and Extension Agreement, dated as of January 25, 2010 among LPL Investment Holdings, Inc., a Delaware corporation, LPL Holdings, Inc., a Massachusetts corporation, the other Credit Parties signatory thereto, the Incremental Revolving Credit Commitment Increase Lenders signatory thereto, each 2013 Revolving Credit Lender signatory thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Letter of Credit Issuer and Swingline Lender, and Morgan Stanley & Co., as Collateral Agent.(12)
21.1	List of Subsidiaries of LPL Investment Holdings Inc.
23.1	Independent Registered Public Accounting Firm's Consent.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

Exhibit No.	Description of Exhibit
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(8)
Included in Current Report on Form 8-K filed on November 25, 2008.

(9)
Included in Current Report on Form 8-K filed on December 18, 2008.

(10)
Included in Quarterly Report on Form 10-Q filed on May 14, 2009.

(11)
Included in Current Report on Form 8-K filed on December 11, 2009.

(12)
Included in Current Report on Form 8-K filed on January 27, 2010.

SIGNATURE

        Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LPL INVESTMENT HOLDINGS INC.
	By:	/s/ MARK S. CASADY Mark S. Casady Chief Executive Officer and Chairman
Dated: March 9, 2010

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK S. CASADY Mark S. Casady	Chief Executive Officer and Chairman	March 9, 2010
/s/ ROBERT J. MOORE Robert J. Moore	Chief Financial Officer	March 9, 2010
/s/ THOMAS D. LUX Thomas D. Lux	Chief Accounting Officer	March 9, 2010
/s/ RICHARD W. BOYCE Richard W. Boyce	Director	March 9, 2010
/s/ JOHN J. BRENNAN John J. Brennan	Director	March 9, 2010
/s/ JAMES S. PUTNAM James S. Putnam	Director, Vice-Chairman	March 9, 2010
/s/ ERIK D. RAGATZ Erik D. Ragatz	Director	March 9, 2010

Signature	Title	Date

/s/ JAMES S. RIEPE James S. Riepe	Director	March 9, 2010
/s/ RICHARD P. SCHIFTER Richard P. Schifter	Director	March 9, 2010
/s/ JEFFREY E. STIEFLER Jeffrey E. Stielfer	Director	March 9, 2010
/s/ ALLEN R. THORPE Allen R. Thorpe	Director	March 9, 2010

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of LPL Investment Holdings Inc.(1)
3.2	Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc., dated December 20, 2005.(1)
3.3	Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc., dated March 10, 2006(1)
3.4	Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc., dated December 26, 2007.(4)
3.5	Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc., dated March 31, 2008.(5)
3.6	Amended and Restated Bylaws of LPL Investment Holdings Inc.(6)
4.1	Indenture, dated December 28, 2005, between LPL Holdings, Inc., each of the Guarantors party thereto and Wells Fargo Bank, N.A., as trustee.(1)
4.2.	First Supplemental Indenture, dated as of May 10, 2006, among LPL Holdings, Inc., LPL Investment Holdings Inc., the other Guarantors party thereto and Wells Fargo Bank, N.A., as trustee.(1)
4.3	Form of Stock Bonus Agreement under the Fourth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan.(1)
4.4	Fifth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan.(9)
4.5	LPL Investment Holdings Inc. Advisor Incentive Plan.(7)
10.1	2005 Stock Option Plan for Incentive Stock Options.(1)
10.2	2005 Stock Option Plan for Non-Qualified Stock Options.(1)
10.3	Executive Employment Agreement between Mark S. Casady and LPL Holdings, Inc., dated December 28, 2005.(1)
10.4	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and Mark S. Casady, dated December 28, 2005.(1)
10.5	Executive Employment Agreement between Esther M. Stearns and LPL Holdings, Inc., dated December 28, 2005.(1)
10.6	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and Esther M. Stearns, dated December 28, 2005.(1)
10.7	Executive Employment Agreement between C. William Maher and LPL Holdings, Inc., dated December 28, 2005.(1)
10.8	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and C. William Maher, dated December 28, 2005.(1)
10.9	Executive Employment Agreement between William E. Dwyer III and LPL Holdings, Inc., dated December 28, 2005.(1)
10.10	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and William E. Dwyer III, dated December 28, 2005.(1)

Exhibit No.	Description of Exhibit
10.11	Executive Employment Agreement between Steven M. Black and LPL Holdings, Inc., dated December 28, 2005.(1)
10.12	Indemnification Agreement between LPLIH Investment Holdings Inc., LPL Holdings, Inc., and Steven M. Black, dated December 28, 2005.(1)
10.13	Services Agreement between Linsco/Private Ledger Corp. and GPA Group, Inc., dated October 27, 2005.(2)
10.14	Stockholders' Agreement, dated December 28, 2005, among LPLIH Investment Holdings Inc., LPL Holdings, Inc. and other stockholders party thereto.(2)
10.15	LPL Investment Holdings Inc. 2008 Stock Option Plan.(3)
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
10.17	2008 Nonqualified Deferred Compensation Plan.(8)
10.18	LPL Investment Holdings Inc. and Affiliates 2009 Corporate Executive Bonus Plan, approved on March 31, 2009.(10)
10.19
Amendment No. 1 dated as of December 9, 2009 to the Second Amended and Restated Credit Agreement, dated as of June 18, 2007, among LPL Investment Holdings, Inc., a Delaware corporation, LPL Holdings, Inc., a Massachusetts corporation, the lending institutions from time to time parties thereto, Goldman Sachs Credit Partners L.P., as sole lead arranger, sole book runner and syndication agent, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley & Co., as Collateral Agent.(11)
10.20
Incremental and Extension Agreement, dated as of January 25, 2010 among LPL Investment Holdings, Inc., a Delaware corporation, LPL Holdings, Inc., a Massachusetts corporation, the other Credit Parties signatory thereto, the Incremental Revolving Credit Commitment Increase Lenders signatory thereto, each 2013 Revolving Credit Lender signatory thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Letter of Credit Issuer and Swingline Lender, and Morgan Stanley & Co., as Collateral Agent.(12)
21.1	List of Subsidiaries of LPL Investment Holdings Inc.
23.1	Independent Registered Public Accounting Firm's Consent.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(8)
Included in Current Report on Form 8-K filed on November 25, 2008.

(9)
Included in Current Report on Form 8-K filed on December 18, 2008.

(10)
Included in Quarterly Report on Form 10-Q filed on May 14, 2009.

(11)
Included in Current Report on Form 8-K filed on December 11, 2009.

(12)
Included in Current Report on Form 8-K filed on January 27, 2010.

LPL INVESTMENT HOLDINGS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of LPL Investment Holdings Inc. are included in response to Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LPL Investment Holdings Inc.
Boston, Massachusetts

        We have audited the accompanying consolidated statements of financial condition of LPL Investment Holdings Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LPL Investment Holdings Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 9, 2010

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands)

	2009	2008	2007
REVENUES:
Commissions	$1,477,655	$1,640,218	$1,470,285
Advisory fees	704,139	830,555	738,938
Asset-based fees	272,893	352,293	260,935
Transaction and other fees	255,574	240,486	184,604
Interest income, net of interest expense	20,545	33,684	35,677
Other	18,699	19,113	26,135

Total net revenues	2,749,505	3,116,349	2,716,574

EXPENSES:
Commissions and advisory fees	1,872,478	2,132,050	1,908,666
Compensation and benefits	270,436	343,171	257,200
Depreciation and amortization	108,296	100,462	78,748
Promotional	61,451	99,707	64,302
Restructuring charges	58,695	14,966	—
Occupancy and equipment	50,475	58,752	43,419
Professional services	38,071	31,492	31,478
Communications and data processing	36,194	39,967	27,822
Brokerage, clearing and exchange	32,101	30,998	26,806
Regulatory fees and expenses	23,217	21,747	17,939
Travel and entertainment	9,008	14,782	14,935
Other	15,294	17,558	13,931

Total operating expenses	2,575,716	2,905,652	2,485,246
Interest expense from senior credit facilities, subordinated notes and revolving line of credit	100,922	115,558	122,817
Loss on equity method investment	300	2,374	678

Total expenses	2,676,938	3,023,584	2,608,741

INCOME BEFORE PROVISION FOR INCOME TAXES	72,567	92,765	107,833
PROVISION FOR INCOME TAXES	25,047	47,269	46,764

NET INCOME	$47,520	$45,496	$61,069

See notes to consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2009 AND 2008

(Dollars in thousands, except par value)

	2009	2008
ASSETS
Cash and cash equivalents	$378,594	$219,239
Cash and securities segregated under federal and other regulations	288,608	341,575
Receivables from:
Clients, net of allowance of $792 at December 31, 2009 and $972 at December 31, 2008	257,529	295,797
Product sponsors, broker-dealers and clearing organizations	171,900	231,400
Others, net of allowances of $6,159 at December 31, 2009 and $4,076 at December 31, 2008	139,317	93,771
Securities owned:
Trading	15,361	10,811
Held-to-maturity	10,454	10,504
Securities borrowed	4,950	604
Fixed assets, net of accumulated depreciation and amortization of $239,868 at December 31, 2009 and $185,537 at December 31, 2008	101,584	161,760
Debt issuance costs, net of accumulated amortization of $15,724 at December 31, 2009 and $11,981 at December 31, 2008	16,542	19,927
Goodwill	1,293,366	1,293,366
Intangible assets, net of accumulated amortization of $136,177 at December 31, 2009 and $106,563 at December 31, 2008	597,083	654,703
Other assets	61,648	48,322

Total assets	$3,336,936	$3,381,779

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Drafts payable	$125,767	$154,431
Revolving line of credit	—	90,000
Payables to clients	493,943	463,011
Payables to broker-dealers and clearing organizations	18,217	21,734
Accrued commissions and advisory fees payable	110,040	100,327
Accounts payable and accrued liabilities	129,898	120,882
Income taxes payable	24,226	12,281
Unearned revenue	45,844	36,658
Interest rate swaps	17,292	25,417
Securities sold but not yet purchased—at market value	4,003	3,910
Senior credit facilities and subordinated notes	1,369,223	1,377,647
Deferred income taxes—net	147,608	185,169

Total liabilities	2,486,061	2,591,467

COMMITMENTS AND CONTINGENCIES (Notes 14 and 19)
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 200,000,000 shares authorized; 94,214,762 shares issued and outstanding at December 31, 2009 of which 7,423,973 are restricted, and 93,967,967 shares issued and outstanding at December 31, 2008 of which 7,423,973 are restricted	87	87
Additional paid-in capital	679,277	670,897
Stockholder loans	(499)	(936)
Accumulated other comprehensive loss	(11,272)	(15,498)
Retained earnings	183,282	135,762

Total stockholders' equity	850,875	790,312

Total liabilities and stockholders' equity	$3,336,936	$3,381,779

See notes to consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Stockholder Loans	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
BALANCE—December 31, 2006	$83	$591,254	$—	$1,938	$33,642	$626,917

Comprehensive income:
Net income					61,069	61,069
Unrealized loss on interest rate swaps, net of tax benefit of $5,573				(8,450)		(8,450)

Total comprehensive income						52,619
Cumulative effect of change in accounting principle upon adoption of new tax guidance, net of tax benefit of $2,101					(4,445)	(4,445)
Stockholder loans			(1,242)			(1,242)
Tax benefit from stock options exercised		191				191
Exercise of stock options		52				52
Share-based compensation		2,160				2,160
Issuance of common stock for acquisitions	3	70,911				70,914

BALANCE—December 31, 2007	$86	$664,568	$(1,242)	$(6,512)	$90,266	$747,166

Comprehensive income:
Net income					45,496	45,496
Unrealized loss on interest rate swaps, net of tax benefit of $5,596				(8,986)		(8,986)

Total comprehensive income						36,510
Stockholder loans			306			306
Tax benefit from stock options exercised		668				668
Exercise of stock options	1	585				586
Share-based compensation		4,859				4,859
Issuance of 143,884 shares of common stock		4,000				4,000
Repurchase of 136,470 shares of common stock		(3,783)				(3,783)

BALANCE—December 31, 2008	$87	$670,897	$(936)	$(15,498)	$135,762	$790,312

Comprehensive income:
Net income					47,520	47,520
Unrealized gain on interest rate swaps, net of tax expense of $3,899				4,226		4,226

Total comprehensive income						51,746
Stockholder loans			437			437
Exercise of stock options		290				290
Tax benefit from stock options exercised		147				147
Share-based compensation		8,124				8,124
Repurchase of 10,000 shares of common stock		(181)				(181)

BALANCE—December 31, 2009	$87	$679,277	$(499)	$(11,272)	$183,282	$850,875

See notes to consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,520	$45,496	$61,069
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Benefits received from retention plans	—	4,347	8,293
Depreciation and amortization	108,296	100,462	78,748
Amortization of debt issuance costs	3,757	3,742	3,675
Impairment of fixed assets	1,288	—	—
Loss on disposal of fixed assets	329	47	129
Share-based compensation	8,124	4,859	2,160
Provision for bad debts	3,319	3,471	3,142
Deferred income tax provision	(41,460)	(26,138)	(21,320)
Loss on equity method investment	300	2,374	678
Impairment of intangible assets	18,636	—	—
Lease abandonment	6,612	—	—
Loan forgiveness	2,072	—	—
Other	(647)	1,815	561
Mortgage loans held for sale:
Originations of loans	—	—	(114,755)
Proceeds from sale of loans	—	—	120,193
Gain on sale of loans	—	—	(1,061)
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	52,967	(145,764)	(143,633)
Receivables from clients	38,268	114,833	(85,024)
Receivables from product sponsors, broker-dealers and clearing organizations	59,500	(71,247)	(52,508)
Receivables from others	(50,937)	423	(37,109)
Securities owned	(3,832)	2,542	(3,771)
Securities borrowed	(4,346)	8,434	3,648
Other assets	(8,061)	(6,687)	(6,103)
Drafts payable	(28,664)	27,287	22,257
Payables to clients	30,932	56,334	112,103
Payables to broker-dealers and clearing organizations	(3,517)	(26,191)	17,570
Accrued commissions and advisory fees payable	9,713	(26,257)	16,442
Accounts payable and accrued liabilities	(236)	26,628	13,750
Income taxes payable	11,945	1,633	475
Unearned revenue	9,186	(4,239)	8,432
Securities sold but not yet purchased	93	(8,927)	2,031

Net cash provided by operating activities	271,157	89,277	10,072

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,313)	(62,812)	(71,294)
Proceeds from disposal of fixed assets	200	—	41
Purchase of securities classified as held-to-maturity	(3,746)	(7,732)	(5,493)
Proceeds from maturity of securities classified as held-to-maturity	3,700	7,600	5,604
Purchase of equity method investment	—	—	(5,000)
Proceeds from the sale of equity investment	31	—	—
Deposits of restricted cash	(12,759)	—	—
Release of restricted cash	7,163	—	—
Purchase of intangible assets	—	—	(3,444)
Acquisitions, net of existing cash balance	—	(13,258)	(88,689)

Net cash used in investing activities	(13,724)	(76,202)	(168,275)

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands)

	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayment of) proceeds from revolving line of credit	$(90,000)	$25,000	$65,000
Repayment of senior credit facilities	(8,424)	(8,424)	(8,304)
Proceeds from senior credit facilities	—	—	50,000
Payment of debt amendment costs	(372)	—	(936)
Excess tax benefit related to stock options exercised	147	668	191
Loans to stockholders	—	—	(1,242)
Repayment of stockholder loans	462	114	—
Proceeds from stock options exercised	290	586	52
Issuance of common stock	—	4,000	—
Repurchase of common stock	(181)	(3,783)	—
Proceeds from warehouse lines of credit	—	—	114,781
Repayment of warehouse lines of credit	—	—	(118,499)

Net cash (used in) provided by financing activities	(98,078)	18,161	101,043

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	159,355	31,236	(57,160)
CASH AND CASH EQUIVALENTS—Beginning of year	219,239	188,003	245,163

CASH AND CASH EQUIVALENTS—End of year	$378,594	$219,239	$188,003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$101,128	$116,581	$124,382

Income taxes paid	$54,919	$71,487	$66,079

NONCASH DISCLOSURES:
Capital expenditures purchased through short-term credit	$2,640	$1,294

Increase (decrease) in unrealized gain (loss) on interest rate swaps, net of tax expense (benefit)	$4,226	$(8,986)	$(8,450)

Income taxes payable recorded as a cumulative effect of change in accounting principle upon the adoption of new tax guidance, net of tax benefit			$(4,445)

Acquisitions:
Fair value of assets acquired		$17,556	$322,057
Cash paid for common stock acquired		—	(167,071)
Additional consideration for post-closing payments		(13,258)	—
Common stock issued for acquisitions		—	(68,552)

Liabilities assumed		$4,298	$86,434

Common stock issued to acquire intangible assets			$1,118

Common stock issued to satisfy accrued liability			$1,244

See notes to consolidated financial statements

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND DESCRIPTION OF THE COMPANY

        LPL Investment Holdings Inc. ("LPLIH"), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the "Company") is a provider of technology, brokerage and investment advisory services supporting a broad range of independent financial advisors, financial advisors employed by financial institutions, registered investment advisors and financial institutions (collectively "customers"), in the United States of America. Through its proprietary technology, custody and clearing platforms, the Company provides access to diversified financial products and services enabling its customers to offer independent financial advice and brokerage services to retail investors (their "clients").

        On December 28, 2005, LPL Holdings, Inc. ("LPLH"), and its subsidiaries were acquired through a merger transaction with BD Acquisition Inc., a wholly owned subsidiary of LPLIH (previously named BD Investment Holdings, Inc.). LPLIH was formed by investment funds affiliated with TPG, and Hellman & Friedman LLC (collectively, the "Majority Holders"). The acquisition was accomplished through the merger of BD Acquisition, Inc. with and into LPLH, with LPLH being the surviving entity (the "Acquisition"). The Acquisition was financed by a combination of borrowings under the Company's senior credit facilities, the issuance of senior unsecured subordinated notes and direct and indirect equity investments from the Majority Holders, co-investors, management and the Company's financial advisors.

        Description of Our Subsidiaries—LPLH, a Massachusetts holding corporation, owns 100% of the issued and outstanding common stock of LPL Financial Corporation ("LPL Financial"), UVEST Financial Services Group, Inc. ("UVEST"), LPL Independent Advisor Services Group LLC ("IASG"), Independent Advisers Group Corporation ("IAG") and LPL Insurance Associates, Inc. ("LPLIA"). LPLH is also the majority stockholder in PTC Holdings, Inc. ("PTCH"), and owns 100% of the issued and outstanding voting common stock. As required by the Office of the Comptroller of the Currency, members of the Board of Directors of PTCH own shares of nonvoting common stock in PTCH.

        LPL Financial, headquartered in Boston, San Diego and Charlotte, is a clearing broker-dealer and an investment adviser that principally transacts business as an agent for its customers on behalf of their clients in a broad array of financial products and services. LPL Financial is licensed to operate in all 50 states, Washington D.C. and Puerto Rico.

        UVEST, headquartered in Charlotte, is an introducing broker-dealer and investment adviser that provides independent, nonproprietary third-party brokerage and advisory services to banks, credit unions and other financial institutions. UVEST is licensed to operate in all 50 states and Washington D.C.

        IASG is a holding company for Mutual Service Corporation ("MSC"), Associated Financial Group, Inc. ("AFG"), Associated Securities Corp., Inc. ("Associated"), Associated Planners Investment Advisory, Inc. ("APIA") and Waterstone Financial Group, Inc. ("WFG") (together, the "Affiliated Entities"). The Affiliated Entities engaged primarily in introducing brokerage and advisory transactions to unaffiliated third-party clearing broker-dealers. On September 14, 2009, the securities licenses of customers associated with the Affiliated Entities who elected to transfer, as well as their respective client accounts which had previously cleared through a third-party platform, were transferred to the LPL Financial clearing platform. Following the completion of these transfer activities, customers

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and client accounts previously associated with the Affiliated Entities are now associated with LPL Financial. See Notes 3 and 4 for further discussion.

        IAG is a registered investment adviser which offers an investment advisory platform for clients of financial advisors working for other financial institutions.

        LPLIA operates as a brokerage general agency, which offers life, long-term care and disability insurance sales and services.

        PTCH is a holding company for The Private Trust Company, N.A. ("PTC"). PTC is chartered as a non-depository limited purpose national bank, providing a wide range of trust, investment management and custodial services for estates and families. PTC also provides Individual Retirement Account custodial services for its affiliates.

        Innovex Mortgage, Inc. ("Innovex"), which conducted real estate mortgage banking and brokerage activities, ceased operations on December 31, 2007. Innovex originated residential mortgage loans for clients of financial advisors licensed with LPL Financial. Innovex performed underwriting, loan origination and funding for a variety of mortgage and home equity loan products to suit the needs of borrowers. Innovex's revenues were derived from the referral of loans to lenders and the origination and sale of residential real estate loans for placement in the secondary market. Innovex was a Housing and Urban Development approved Title II nonsupervised mortgagee.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, intangible assets, allowance for doubtful accounts, valuation of stock compensation, accruals for liabilities, income taxes, revenue and expense accruals, and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ materially from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements. Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current period presentation.

        The Company has evaluated subsequent events up to and including the date these consolidated financial statements were issued.

        Consolidation—These consolidated financial statements include the accounts of LPLIH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method.

  Revenue Recognition Policies:

        Commission—The Company records commissions received from mutual funds, annuity, insurance, equity, fixed income, direct investment, option and commodity transactions on a trade-date basis. Commissions also include mutual fund and variable annuity trails, which are recognized as earned. Due to the significant volume of mutual fund and variable annuity purchases and sales transacted by customers directly with product manufacturers, management estimates its trail revenues and upfront commission for each accounting period for which the proceeds have not yet been received. These

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimates are based on a number of factors, primarily on market levels and the volume of similar transactions in prior periods. The Company also records commissions payable based upon standard payout ratios for each product as it accrues for commission revenue.

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

        Transaction and Other Fees—The Company charges transaction fees for executing noncommissionable transactions on client accounts. Transaction related charges are recognized on a trade-date basis. Other fees relate to services provided and other account charges generally outlined in the Company's agreements with its clients and customers. Such fees are recognized as services are performed or as earned, as applicable. In addition, the Company offers various software-related products, for which fees are charged on a subscription basis and are recognized over the subscription period.

        Interest Income, net of interest expense—The Company earns interest income from its cash equivalents and client margin balances, less interest expense on related transactions. Because interest expense incurred in connection with cash equivalents and client margin balances is completely offset by revenue on related transactions, the Company considers such interest to be an operating expense.

        Gain on Sale of Mortgage Loans Held for Sale—The Company, through its mortgage affiliate Innovex, recognized gains on the sale of mortgage loans held for sale on the date of settlement. On December 31, 2007, Innovex ceased operations. Prior to that date, a gain was recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold, including deferred loan origination fees and certain direct origination costs. All loans were sold on a servicing-released basis (i.e. the Company did not service the loans after they were sold, and all loans were sold before the first payment was made). Loans were accounted for as sold when control of the mortgage loans was surrendered. Control over mortgage loans was deemed to be surrendered when (i) the mortgage loans were isolated from the Company, (ii) the buyer had the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the loans, and (iii) the Company did not maintain effective control of the mortgage loans through either (a) an agreement that entitled and obligated the Company to repurchase or redeem the mortgage loans before maturity or (b) the ability to unilaterally cause the buyer to return specific mortgage loans.

        Compensation and Benefits—The Company records compensation and benefits for all cash and deferred compensation, benefits and related taxes as earned by its employees. Compensation and benefits expense also includes fees earned by temporary employees and contractors who perform similar services to those performed by the Company's employees, primarily software development and project management activities. Temporary employee and contractor services of $18.0 million, $36.9 million, and $25.4 million were incurred during the years ended December 31, 2009, 2008, and 2007, respectively.

        Share-Based Compensation—The Company recognizes share-based compensation expense related to employee stock option awards in net income based on the grant-date fair value over the requisite service period of the individual grants, which generally equals the vesting period. The Company

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounts for non-employee stock options and warrants based on the fair value of the awards at each interim reporting period.

        Stock Split—The Company affected a ten-for-one stock split as of January 1, 2008. All per share amounts, average shares and options outstanding, and shares and options outstanding have been adjusted retroactively to reflect the stock split.

        Income Taxes—In preparing the consolidated financial statements, the Company estimates income tax expense based on various jurisdictions where it conducts business. The Company must then assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established to the extent that it is more-likely-than-not that such deferred tax assets will not be realized. When the Company establishes a valuation allowance or modifies the existing allowance in a certain reporting period, the Company generally records a corresponding increase or decrease to tax expense in the consolidated statements of income. Management makes significant judgments in determining the provision for income taxes, the deferred tax assets and liabilities, and any valuation allowances recorded against the deferred tax asset. Changes in the estimate of these taxes occur periodically due to changes in the tax rates, changes in the business operations, implementation of tax planning strategies, resolution with taxing authorities of issues where the Company had previously taken certain tax positions and newly enacted statutory, judicial and regulatory guidance. These changes could have a material affect on the Company's consolidated statements of financial condition, income or cash flows in the period or periods in which they occur.

        The Company recognizes the tax effects of a position in the financial statements only if it is more-likely-than-not to be sustained based solely on its technical merits, otherwise no benefits of the position are to be recognized. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. Moreover, each tax position meeting the recognition threshold is required to be measured as the largest amount that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. See Note 11 for additional detail regarding the Company's uncertain tax positions.

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

        Receivables From and Payables to Clients—Receivables from and payables to clients includes amounts due on cash and margin transactions. The Company extends credit to its clients to finance their purchases of securities on margin. The Company receives income from interest charged on such extensions of credit. The Company pays interest on certain client free credit balances held pending investment. Loans to clients are generally fully collateralized by client securities, which are not included in the consolidated statements of financial condition.

        To the extent that margin loans and other receivables from clients are not fully collateralized by client securities, management establishes an allowance that it believes is sufficient to cover any probable losses. When establishing this allowance, management considers a number of factors, including

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

its ability to collect from the client and/or the client's financial advisor and the Company's historical experience in collecting on such transactions.

        The following schedule reflects the Company's activity in providing for an allowance for uncollectible amounts due from clients for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Beginning balance—January 1	$972	$529
Provision	—	443
Recoveries	(180)	—

Ending balance—December 31	$792	$972

        Receivables From Product Sponsors, Broker-Dealers and Clearing Organizations—Receivables from product sponsors, broker-dealers and clearing organizations primarily consists of commission and transaction-related receivables.

        Receivables From Others—Receivables from others primarily consists of other accrued fees from product sponsors and financial advisors. The Company periodically extends credit to its financial advisors in the form of recruiting loans, commission advances, and other loans. The decisions to extend credit to financial advisors are generally based on either the financial advisors' credit history, their ability to generate future commissions, or both. Management maintains an allowance for uncollectible amounts using an aging analysis that takes into account the financial advisors' registration status and the specific type of receivable. The aging thresholds and specific percentages used represent management's best estimates of probable losses. Management monitors the adequacy of these estimates through periodic evaluations against actual trends experienced.

        The following schedule reflects the Company's activity in providing for an allowance for uncollectible amounts due from others for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Beginning balance—January 1	$4,076	$5,266
Provision for bad debts(1)	3,319	3,028
Charge-offs—net of recoveries	(1,236)	(4,218)

Ending balance—December 31	$6,159	$4,076

(1)
For the year ended December 31, 2009, the Company has classified $0.3 million of the provision for bad debt as restructuring charges with the consolidated statements of income (see Note 4).

        Classification and Valuation of Certain Investments—The classification of an investment determines its accounting treatment. The Company generally classifies its investments in debt and equity instruments (including mutual funds, annuities, corporate bonds, government bonds and municipal bonds) as trading securities, except for government notes held by PTCH, which are classified as held-to-maturity based on management's intent and ability to hold them to maturity. The Company has not classified any investments as available-for-sale. Investment classifications are subject to ongoing review and can change. Securities classified as trading are carried at fair value, while securities

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

classified as held-to-maturity are carried at cost or amortized cost. When possible, the fair value of securities is determined by obtaining quoted market prices. The Company also makes estimates about the fair value of investments and the timing for recognizing losses based on market conditions and other factors. If its estimates change, the Company may recognize additional losses. Both unrealized and realized gains and losses on trading securities are recognized in other revenue on a net basis in the consolidated statements of income.

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

        U.S. government notes are carried at amortized cost and classified as held-to-maturity, as the Company has both the intent and ability to hold them to maturity. Interest income is accrued as earned. Premiums and discounts are amortized, using a method that approximates the effective yield method, over the term of the security and recorded as an adjustment to the investment yield.

        Interest income is accrued as earned and dividends are recorded on the ex-dividend date.

        Securities Borrowed and Loaned—Securities borrowed and securities loaned are accounted for as collateralized financings and are recorded at the amount of the cash provided for securities borrowed transactions and cash received for securities loaned (generally in excess of market values). The adequacy of the collateral deposited for securities borrowed is continuously monitored and adjusted when considered necessary to minimize the risk associated with this activity. At December 31, 2009 and December 31, 2008, the Company had $5.0 million and $0.6 million, respectively, in securities borrowed. The collateral received for securities loaned is generally cash and is adjusted daily through the Depository Trust Company's ("DTC") net settlement process, and securities loaned is included in payable to broker-dealers and clearing organizations in the consolidated statements of financial condition. Securities loaned generally represent client securities that can be pledged under standard margin loan agreements. At December 31, 2009 and December 31, 2008, the Company had $7.2 million and $5.3 million, respectively, of pledged securities loaned under the DTC Stock Borrow Program.

        Fixed Assets—Furniture, equipment, computers, purchased software, capitalized software and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Furniture, equipment, computers and purchased software are depreciated over a period of three to seven years. Automobiles have depreciable lives of five years. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying leases. Management reviews fixed assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

        Software Development Costs—Software development costs are charged to operations as incurred. Software development costs include costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not otherwise qualify for capitalization.

        The costs of internally developed software that qualify for capitalization are capitalized as fixed assets and subsequently amortized over the estimated useful life of the software, which is generally three years. The costs of internally developed software are included in fixed assets at the point at which

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the conceptual formulation, design and testing of possible software project alternatives are complete and management authorizes and commits to funding the project. The Company does not capitalize pilot projects and projects where it believes that the future economic benefits are less than probable.

        Reportable Segment—The Company's internal reporting is organized into three service channels; Independent Advisor Services, Institution Services and Custom Clearing Services, which are designed to enhance the services provided to the Company's customers. These service channels qualify as individual operating segments, but are aggregated and viewed as one single reportable segment due to their similar economic characteristics, products and services, production and distribution process, regulatory environment and quantitative thresholds.

        Goodwill, Intangible Assets and Trademarks and Trade Names—The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, the Company's long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, on a straight-line basis, over their useful lives, generally ranging from 5 - 20 years. See Note 10 for further discussion.

        When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, the Company assesses the recoverability of the carrying value by preparing estimates of future cash flows. The Company recognizes an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. The Company uses a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions the Company believes hypothetical marketplace participants would use. For the year ended December 31, 2009, the Company recorded a $17.5 million charge for the impairment of customer relationship intangible assets. See Notes 4 and 10 for further discussion. No impairment occurred for the years ended December 31, 2008 and 2007.

        The Company tests intangible assets determined to have indefinite useful lives, including trademarks trade names and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. The Company performs these annual impairment reviews as of the first day of the fourth quarter (October 1). The Company uses a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions the Company believes hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. For the year ended December 31, 2009, the Company recorded a $1.1 million charge for the impairment of trademarks and trade names. See Notes 4 and 10 for further discussion. No impairment occurred for the years ended December 31, 2008 and 2007.

        The Company performs impairment tests of goodwill at the reporting unit level, which represent its operating segments. There were no changes to the Company's reporting units in 2009. The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. The Company typically uses discounted cash

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those the Company believes hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. No impairment occurred for the years ended December 31, 2009, 2008 and 2007.

        Deferred Loan Issuance and Amendment Costs—Debt issuance and amendment costs have been capitalized and are being amortized as additional interest expense over the expected terms of the related debt agreements.

        Equity Method Investment—The Company's equity method investment is accounted for under the equity method when it exerts significant influence and ownership does not exceed 50% of the common stock. The Company records the investment at cost in the consolidated statements of financial condition and adjusts the carrying amount of the investment to recognize its share of earnings or losses while recording such earnings or losses within the consolidated statements of income.

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

        Drafts Payable—Drafts payable represent checks drawn against the Company that have not yet cleared through the bank. At December 31, 2009, the Company had amounts drawn of $111.1 million related to client activities, and $14.7 million of corporate overdrafts under a sweep agreement with a bank.

        Legal Reserves—The Company records reserves for legal proceedings in accounts payable and accrued liabilities in the statement of financial condition. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to, future legal expenses, the amount of the claim, the amount of the loss in the client's account, the basis and validity of the claim, the possibility of wrongdoing on the part of a customer, likely insurance coverage, previous results in similar cases, and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded as professional services in the consolidated statement of income.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Fair Value of Financial Instruments—The Company's financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its indebtedness. The Company carries its indebtedness at amortized cost. As of December 31, 2009, the carrying amount and fair value of the Company's indebtedness was approximately $1,369 million and $1,278 million, respectively. As of December 31, 2008, the carrying amount and fair value was approximately $1,468 million and $1,057 million, respectively. See Note 6 for additional detail regarding the Company's fair value measurements.

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

        Recently Issued Accounting Pronouncements—Recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2009, that are of significance, or potential significance, to the Company are discussed below.

        In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance now codified as Accounting Standards Codification (the "Codification" or "ASC") Topic 105, Generally Accepted Accounting Principles, which established a single source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature that was not included in the Codification became non-authoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company's consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In April 2009, the FASB issued three staff positions intended to provide additional application guidance and enhance the disclosures regarding fair value measurements and impairments of securities. This guidance is now codified within ASC Topic 820, Financial Measurements and Disclosures ("ASC Topic 820"), ASC Topic 825, Financial Instruments ("ASC Topic 825") and ASC Topic 320, Investments—Debt and Equity Securities ("ASC Topic 320"). ASC Topic 820 provides guidance on determining fair value when market activity has decreased. Updates contained within ASC Topic 825 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. ASC Topic 320 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. Except for the addition of required disclosures, the adoption of the provisions contained in these topics did not have a material impact on the Company's consolidated financial statements.

        In May 2009, the FASB issued guidance now codified as ASC Topic 855, Subsequent Events ("ASC Topic 855"), which established a general standard of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of ASC Topic 855, which did not have a material impact on its consolidated financial statements.

        In June 2009, the FASB issued guidance now codified as ASC Topic 810, Consolidation ("ASC Topic 810"), which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity ("VIE") and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. ASC Topic 810 significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of ASC Topic 810 are effective for interim and annual reporting periods ending after November 15, 2009. The Company adopted ASC Topic 810, which did not have a material impact on its consolidated financial statements.

        In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value ("ASU 2009-05"). ASU 2009-05 provides clarification in measuring the fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available and in circumstances in which a liability is restricted from being transferred. This ASU also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company adopted ASU 2009-05, which did not have a material impact on its consolidated financial statements.

3.     ACQUISITIONS AND DIVESTITURES

  Acquisition of UVEST

        On January 2, 2007, the Company completed its acquisition of all of the outstanding capital stock of UVEST, augmenting the Company's position in providing services to banks, credit unions and other financial institutions. The purchase price totaled $89.5 million; $78.0 million in cash and the issuance of 603,660 shares of common stock at an estimated fair value of $18.90 per share. As part of the purchase price allocation, the Company recorded intangible assets for relationships with customers and product sponsors. The value assigned to these relationships was $54.3 million, which is being amortized on a straight-line basis over the expected useful life of 20 years. Additionally, the Company assigned value to the trademark and trade name in the amount of $0.5 million. The trademark and trade name was

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined to have an expected useful life of 18 months and therefore amortized over the same period. As of December 31, 2008, the trademark and trade name were fully amortized. Goodwill in the amount of $27.4 million was created for the excess purchase price over the value of assets and liabilities assumed.

        Immediately following the acquisition, the Company satisfied certain obligations under a phantom stock plan for UVEST employees by issuing 65,820 shares of common stock at an estimated fair value of $18.90 per share.

  Acquisition and Consolidation of the Affiliated Entities

        On June 20, 2007, the Company acquired the Affiliated Entities. This acquisition increased the number of independent financial advisors and strengthened the Company's position as a leading independent broker-dealer in the United States.

        The total purchase price was approximately $120.5 million; $63.3 million in cash and the issuance of 2,645,500 shares of common stock with an estimated fair value of $21.60 per share. As part of the purchase price allocation, the Company estimated the value of intangible assets for relationships with customers and product sponsors to be $67.1 million, which was amortized on a straight-line basis over their expected useful lives ranging from 10 to 20 years. Additionally, the Company estimated the value of trademarks and trade names in the amount of $2.3 million. The trademarks and trade names were determined to have an expected useful life of three to five years and therefore amortized over the same period. Goodwill in the amount of $11.3 million was also recorded as part of the acquisition. Subsequent to the purchase, the Company settled an outstanding state tax audit. This settlement, which was favorable to the Company, resulted in a $0.1 million reduction to goodwill.

        On July 10, 2009, the Company committed to a corporate restructuring plan to consolidate the operations of the Affiliated Entities with LPL Financial. See Note 4 for further discussion.

  Acquisition and Divestiture of IFMG

        On November 7, 2007, the Company completed its acquisition of IFMG Securities, Inc., Independent Financial Marketing Group, Inc. and LSC Insurance Agency of Arizona, Inc. (collectively "IFMG"). The purpose of this acquisition was to transfer IFMG's relationships with financial institution clients to other broker-dealer subsidiaries of the Company. In conjunction with its acquisition of IFMG, the Company announced a shutdown plan (the "Shutdown Plan"), which offered relocation and employment to certain employees and terminated the remaining operations of IFMG within twelve months following the acquisition.

        The total purchase price was $39.0 million, including initial purchase consideration of $25.7 million, as well as $7.1 million in post-closing payments made through 2008 based on the successful recruitment and retention of certain institutional relationships. As part of the purchase price allocation, the Company estimated the value of intangible assets for relationships with customers and product sponsors to be $25.6 million, which will be amortized on a straight-line basis over their expected useful lives of 10 years. Additionally, the value of certain technology and non-compete agreements has been estimated at $1.1 million and $0.6 million, respectively, both of which are being amortized over 3 years.

        In conjunction with the acquisition, the Company made retention payments to financial institutions doing business through IFMG as an incentive to convert to one of the Company's other technology and clearing platforms. As of December 31, 2009, the Company has paid $0.9 million in retention payments, which are classified as other assets in the consolidated statements of financial condition, and are being amortized over the life of the contractual agreements, ranging from six months to six years.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As part of the Shutdown Plan, the Company evaluated whether or not it will utilize certain long term contractual relationships with vendors of IFMG. Consequently, the Company cancelled various contracts resulting in $2.3 million in cancellation charges. Cancellation fees and any estimated losses attributable to vendor and or lease contracts have been recorded as additional purchase price consideration.

4.     RESTRUCTURING

Strategic Business Review Initiative

        On December 29, 2008, the Company committed to and implemented an organizational restructuring plan intended to reduce its cost structure and improve operating efficiencies, which resulted in a reduction in its overall workforce of approximately 250 employees. In accordance with ASC Topic 420, Accounting for Costs Associated with Exit or Disposal Activities, the Company has recorded severance and one-time involuntary termination benefit accruals in accounts payable and accrued liabilities within the consolidated statements of financial condition. The Company completed this initiative and expects to pay all costs by April, 2011.

        The following table summarizes the balance of accrued expenses related to the strategic business review and the changes in the accrued amounts as of and for the year ended December 31, 2009 (in thousands):

	Accrued Balance at December 31, 2008	Costs Incurred(1)	Payments	Non-cash	Accrued Balance at December 31, 2009	Cumulative Costs Incurred to Date(2)
Severance and benefits	$14,533	$(467)	$(12,070)	$—	$1,996	$14,505

(1)
Represent changes in the Company's estimates for the cost of providing post employment benefits to employees impacted by its restructuring activities.

(2)
At December 31, 2009, cumulative costs incurred to date represent the total expected costs.

Consolidation of Affiliated Entities Initiative

        On July 10, 2009, the Company committed to a corporate restructuring plan that consolidated the operations of the Affiliated Entities with LPL Financial. This restructuring was affected to enhance service offerings to customers while also generating efficiencies. The Company expects total costs associated with the initiative to be approximately $74.2 million. The Company incurred the majority of these costs in 2009 and anticipates recognizing the remaining costs by December 2013; however, adjustments may occur due to estimates of abandoned lease obligations with terms that extend through 2018.

        The Company paid charges related to the conversion and transfer of certain customers associated with the Affiliated Entities and their client accounts. Following the completion of these transfer activities, the registered representatives and client accounts that transferred are associated with LPL Financial. As a condition for the regulatory approval of the transfer, the Affiliated Entities were required to deposit $12.8 million into escrow accounts pending the resolution of certain matters, of which $7.3 million has been released as of December 31, 2009. The adequacy of these escrow accounts is evaluated quarterly. These escrow accounts are considered restricted cash and included in other assets within the consolidated statements of financial condition.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company paid charges related to early termination costs associated with certain contracts held by the Affiliated Entities (see Note 14). Additionally, the Company recorded severance costs and one-time involuntary termination benefits associated with the elimination of 189 positions and will recognize these accruals ratably over the employees' remaining service period.

        The Company recorded non-cash charges for the impairment of intangible assets resulting from customer attrition and discontinued use of certain brand names and logos (see Note 10), and fixed assets associated with abandoned lease arrangements. The Company also recognized charges related to the early termination and partial abandonment of certain lease arrangements offset by estimates for sub-lease efforts. The Company anticipates additional costs of approximately $2.8 million related to the abandonment of the remaining office space, which can not be fully estimated until the date of abandonment.

        The following table summarizes the balance of accrued expenses and the changes in the accrued amounts as of and for the year ended December 31, 2009 (in thousands):

	Accrued Balance at December 31, 2008	Costs Incurred(1)	Payments	Non-cash	Accrued Balance at December 31, 2009	Total Expected Restructuring Costs
Severance and benefits	$—	$9,436	$(6,551)	$(126)	$2,759	$11,356
Lease and contract termination fees	—	15,919	(8,358)	(103)	7,458	19,079
Asset impairments	—	19,924	—	(19,924)	—	20,238
Conversion and transfer costs	—	13,883	(11,222)	(2,357)	304	23,483

Total	$—	$59,162	$(26,131)	$(22,510)	$10,521	$74,156

(1)
At December 31, 2009, costs incurred represent the total cumulative costs incurred.

5.     EQUITY METHOD INVESTMENT

        On May 11, 2007, the Company acquired for $5.0 million, an approximate 22.6% ownership interest in Blue Frog Solutions, Inc. ("Blue Frog"). This investment provides the Company with a strategic ownership interest in one of its vendors that provides technology for variable annuity order entry and monitoring. The Company follows the equity method of accounting, as it has the ability to exercise significant influence over operating and financial policies, primarily through a representation on the Board of Directors. The Company has classified its equity method investment within other assets in the consolidated statements of financial condition, and has recognized its share of earnings or losses in the consolidated statements of income in loss on equity method investment. Such losses were $0.3 million and $0.6 million for the years ended December 31, 2009 and 2008, respectively.

        In June 2008, the Company determined that an other than temporary impairment existed due to the recapitalization of Blue Frog by an outside investor. Accordingly, the Company recognized an impairment loss of $1.7 million, representing the difference in the carrying value of its investment compared with the per share value implied by the transaction. Such loss is calculated on the consolidated statements of income as a loss on equity method investment. The Company has retained a 13.9% ownership interest and a seat on the Board of Directors.

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

        The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At December 31, 2009, the Company did not adjust prices received from the independent third-party pricing services.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The Company has segregated all recurring fair value measurements into the most appropriate level within the fair value hierarchy in the tables below, based on an evaluation of inputs used to determine the fair value at December 31, 2009 and 2008 (in thousands).

	Level 1	Level 2	Level 3	Fair Value Measurements
At December 31, 2009:
Assets
Cash equivalents	$223,665	$—	$—	$223,665
Securities segregated under federal and other regulations	279,579	—	—	279,579
Securities owned—trading:
Money market funds	181	—	—	181
Mutual funds	6,694	—	—	6,694
Equity securities	11	—	—	11
Debt securities	—	425	—	425
U.S. treasury obligations	7,797	—	—	7,797
Certificates of deposit	—	253	—	253

Total securities owned—trading	14,683	678	—	15,361

Other assets	12,739	—	—	12,739

Total assets at fair value	$530,666	$678	$—	$531,344

Liabilities
Securities sold but not yet purchased:
Mutual funds	$3,773	$—	$—	$3,773
U.S. treasury obligations	5	—	—	5
Equity securities	7	—	—	7
Certificates of deposit	—	123	—	123
Debt securities	—	95	—	95

Total securities sold but not yet purchased	3,785	218	—	4,003

Interest rate swaps	—	17,292	—	17,292

Total liabilities at fair value	$3,785	$17,510	$—	$21,295

        Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, for example, when evidence of impairment exists. During the year ended December 31, 2009, the Company recorded asset impairment charges of $18.6 million for certain intangible assets that were determined to have no estimated fair value (see Note 10). The fair value was determined based on the loss of future expected cash flows for customers who were not retained as a result of the consolidation of the Affiliated Entities, as well as

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the discontinued use of certain brand names and logos and their lack of marketability. The Company has determined that the impairment qualifies as a Level 3 measurement under the fair value hierarchy.

	Level 1	Level 2	Level 3	Fair Value Measurements
At December 31, 2008:
Assets
Cash equivalents	$56,122	$—	$—	$56,122
Securities owned—trading:
Money market funds	238	—	—	238
Mutual funds	6,659	—	—	6,659
Equity securities	585	—	—	585
Debt securities	—	510	—	510
U.S. treasury obligations	2,819	—	—	2,819

Total securities owned—trading	10,301	510	—	10,811

Other assets	6,965	—	—	6,965

Total assets at fair value	$73,388	$510	$—	$73,898

Liabilities
Securities sold but not yet purchased:
Mutual funds	$3,585	$—	$—	$3,585
Equity securities	87	—	—	87
Debt securities	—	238	—	238

Total securities sold but not yet purchased	3,672	238	—	3,910

Interest rate swaps	—	25,417	—	25,417

Total liabilities at fair value	$3,672	$25,655	$—	$29,327

7.     HELD-TO-MATURITY SECURITIES

        The amortized cost, gross unrealized gains and fair value of securities held-to-maturity were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Fair Value
At December 31, 2009:
U.S. government notes	$10,354	$ 49	$10,403
Certificate of deposit	100	—	100

Total	$10,454	$ 49	$10,503

At December 31, 2008:
U.S. government notes	$10,404	$173	$10,577
Certificate of deposit	100	—	100

Total	$10,504	$173	$10,677

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The maturities of securities held-to-maturity at December 31, 2009, were as follows (in thousands):

	Within 1 Year	1-2 Years	Total
U.S. government notes	$5,126	$5,228	$10,354
Certificate of deposit	100	—	100

Total amortized cost	$5,226	$5,228	$10,454

Total fair value	$5,256	$5,247	$10,503

8.    RECEIVABLES FROM PRODUCT SPONSORS, BROKER-DEALERS AND CLEARING ORGANIZATIONS AND PAYABLES TO BROKER-DEALERS AND CLEARING ORGANIZATIONS

        Receivables from product sponsors, broker-dealers and clearing organizations and payables to broker-dealers and clearing organizations were as follows (in thousands):

	December 31,
	2009	2008
Receivables:
Commissions receivable from product sponsors and others	$102,920	$87,078
Receivable from clearing organizations	49,793	88,722
Receivable from broker-dealers	12,195	45,630
Securities failed-to-deliver	6,992	9,970

Total receivables	$171,900	$231,400

Payables:
Securities loaned	$7,239	$5,252
Securities failed-to-receive	5,495	9,227
Payable to broker-dealers	2,787	4,079
Payable to clearing organizations	2,696	3,176

Total payables	$18,217	$21,734

        LPL Financial clears commodities transactions for its customers through another broker-dealer on a fully disclosed basis. The amount payable to broker-dealers relates to the aforementioned transactions and is collateralized by securities owned by LPL Financial.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     FIXED ASSETS

        The components of fixed assets are as follows (in thousands):

	December 31,
	2009	2008
Internally developed software	$193,682	$190,949
Computers and software	82,459	87,113
Leasehold improvements	41,559	42,547
Furniture and equipment	17,180	20,116
Property	6,572	6,572

Total fixed assets	341,452	347,297
Accumulated depreciation and amortization	(239,868)	(185,537)

Fixed assets—net	$101,584	$161,760

        Depreciation and amortization expense for fixed assets was $69.3 million, $60.2 million and $43.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

10.    GOODWILL AND INTANGIBLE ASSETS

        On September 15, 2009, and in conjunction with the Company's consolidation initiative, intangible assets residing at the Affiliated Entities were transferred to LPL Financial. This exchange has occurred between entities under common control and accordingly, the Company transferred customer relationship and sponsor relationship intangible assets at their approximate carrying amounts of $30.9 million and $11.9 million, respectively. There was no change in the useful lives of the intangible assets, which continue to be amortized over a period of 10 to 20 years.

        At the time of consolidation, a portion of the customer relationships and trademarks and trade names of the Affiliated Entities were determined to have no future economic benefit. Accordingly, the Company recorded impairment charges of $16.1 million for customer relationships and $1.1 million for trademarks and trade names. In the fourth quarter of 2009, the Company recorded an additional impairment charge of $1.4 million for customer relationships. The impairment of customer relationships was determined based upon the attrition of customers and their related revenue streams during the period of consolidation. The impairment of trademarks and trade names was based upon the discontinued use of brand names and logos of the Affiliated Entities. The Company has recorded the asset impairments as restructuring charges (see Note 4) and has classified them as such on its consolidated statements of income.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of intangible assets as of December 31, 2009 and 2008 are as follows (in thousands):

	Gross carrying value	Accumulated amortization	Net carrying value
At December 31, 2009:
Definite-lived intangible assets:
Customer relationships	$458,424	$(91,586)	$366,838
Product sponsor relationships	231,930	(43,482)	188,448
Trust client relationships	2,630	(652)	1,978
Trademarks and trade names	457	(457)	—

Total definite-lived intangible assets	$693,441	$(136,177)	$557,264

Indefinite-lived intangible assets:
Trademark and trade name			39,819

Total intangible assets			$597,083

At December 31, 2008:
Definite-lived intangible assets:
Customer relationships	$482,397	$(71,318)	$411,079
Product sponsor relationships	233,663	(33,442)	200,221
Trust client relationships	2,630	(521)	2,109
Trademarks and trade names	2,757	(1,282)	1,475

Total definite-lived intangible assets	$721,447	$(106,563)	$614,884

Indefinite-lived intangible assets:
Trademark and trade name			39,819

Total intangible assets			$654,703

        Total amortization expense of intangible assets was $39.0 million, $40.3 million and $35.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense for each of the fiscal years ended December 2010 through 2014 and thereafter is estimated as follows (in thousands):

2010	$37,006
2011	36,840
2012	36,548
2013	35,927
2014	35,927
Thereafter	375,016

Total	$557,264

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    INCOME TAXES

        The Company's provision (benefit) for income taxes is as follows (in thousands):

	2009	2008	2007
Current provision:
Federal	$53,757	$61,498	$58,123
State	12,750	11,909	9,961

Total current provision	66,507	73,407	68,084

Deferred benefit:
Federal	(24,360)	(25,385)	(18,151)
State	(17,100)	(753)	(3,169)

Total deferred benefit	(41,460)	(26,138)	(21,320)

Provision for income taxes	$25,047	$47,269	$46,764

        The principal items accounting for the differences in income taxes computed at the U.S. statutory rate (35%) and the effective income tax rate comprise the following:

	2009	2008	2007
Taxes computed at statutory rate	35.0%	35.0%	35.0%
State income taxes—net of federal benefit	(3.9)	7.8	4.1
Share-based compensation	1.5	1.0	—
Uncertain tax positions	1.8	3.6	3.7
Non-deductible expenses	0.6	1.6	1.3
Change in valuation allowance	0.1	1.2	—
Other	(0.6)	0.8	(0.7)

Provision for income taxes	34.5%	51.0%	43.4%

        The Company's current effective tax rate reflects a benefit of approximately 8% from a newly enacted change to California's income sourcing rules that is scheduled to take effect on January 1, 2011. This change requires the Company to revalue its deferred tax liabilities to the rate that will be in effect when the tax liabilities are utilized.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of the net deferred tax liabilities included in the consolidated statements of financial condition were as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
State taxes	$15,019	$19,976
Reserves for litigation, vacation, and bonuses	24,030	19,003
Unrealized gain on interest rate swaps	5,675	9,920
Deferred rent	5,649	6,457
Share-based compensation	6,905	5,212
Provision for bad debts	2,849	2,041
Net operating losses of acquired subsidiaries	172	236
Other	1,841	2,777

Subtotal	62,140	65,622
Valuation allowance	(1,340)	(1,290)

Total deferred tax assets	60,800	64,332

Deferred tax liabilities:
Amortization of intangible assets and trademarks and trade names	(191,108)	(228,163)
Depreciation of fixed assets	(17,300)	(21,338)
Other	—	—

Total deferred tax liabilities	(208,408)	(249,501)

Deferred income taxes—net	$(147,608)	$(185,169)

        At January 1, 2009, the Company had gross unrecognized tax benefits of $20.3 million. Of this total, $2.6 million represents amounts acquired during the Company's acquisition of the Affiliated Entities. The acquired unrecognized tax benefits will have no impact on the Company's annual effective tax rate as these are fully indemnified by the seller in accordance with the purchase and sale agreement. Of the remaining $17.7 million, $13.1 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

        The following table reflects a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits including interest and penalties (in thousands):

	2009	2008	2007
Balance—Beginning of year	$20,258	$15,139	$8,533
Increases related to acquired tax positions	142	969	2,725
Increases related to current year tax positions	4,066	6,480	5,657
Reductions as a result of a lapse of the applicable statute of limitations related to acquired tax positions	(627)	(596)	(524)
Reductions as a result of a lapse of the applicable statute of limitations related to prior period tax positions	(1,881)	(1,734)	(1,252)

Balance—End of year	$21,958	$20,258	$15,139

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At December 31, 2009, the Company had gross unrecognized tax benefits of $22.0 million. Of this total, $2.1 million represents amounts acquired due to the Company's acquisition of the Affiliated Entities. The acquired unrecognized tax benefits will have no impact on the Company's annual effective tax rate as these are fully indemnified by the seller in accordance with the purchase and sale agreement. At December 31, 2009, the Company has recorded a receivable from seller in the amount of $2.1 million, which is included in other assets in the accompanying consolidated statements of financial condition. Of the remaining $19.9 million, $14.4 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

        The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes within the consolidated statements of financial condition. At January 1, 2009, the Company had $1.3 accrued for interest and $2.9 million accrued for penalties. At December 31, 2009, the liability for unrecognized tax benefits included accrued interest of $1.9 million and penalties of $3.4 million. Tax expense for the year ended December 31, 2009 includes interest expense of $0.6 million and penalties of $0.5 million.

        The Company and its subsidiaries file income tax returns in the federal jurisdiction, as well as most state jurisdictions, and are subject to routine examinations by the respective taxing authorities. The Company has concluded all federal and state income tax matters for years through 2004, with the exception of California, which has concluded income tax matters for years through 2003.

        The tax years of 2005 to 2009 remain open to examination by major taxing jurisdictions to which the Company is subject, with the exception of California discussed above. In the next 12 months, the Company expects a reduction in unrecognized tax benefits of $3.9 million primarily related to the statute of limitations expiration in various state jurisdictions.

12.    INDEBTEDNESS

        Senior Secured Credit Facilities—Borrowings under the Company's senior secured credit facilities bear interest at a base rate equal to either one, two, three, six, nine or twelve-month LIBOR plus the applicable margin, or an alternative base rate ("ABR") plus the applicable margin. The ABR is equal to the greater of the prime rate or the effective federal funds rate plus 1/2 of 1.00%. The applicable margin on the senior secured term credit facilities could change depending on the Company's credit rating. The senior secured credit facilities are subject to certain financial and nonfinancial covenants. As of December 31, 2009, the Company was in compliance with all such covenants.

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

        Revolving Line of Credit—The Company maintains a $100.0 million revolving line of credit facility, $10.0 million of which is being used to support the issuance of an irrevocable letter of credit for its subsidiary, PTC. Borrowings under the Company's revolving credit facility bear interest at a base rate equal to the one, two, three, six, nine or twelve-month LIBOR plus an interest rate margin of an additional 2.00% or an ABR plus the applicable margin of 1.00%. The Company also pays a fee of 0.375% for the unused balance. At December 31, 2008, the Company had a balance outstanding of $90.0 million. There was no outstanding balance on the revolving line of credit at December 31, 2009.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On January 25, 2010, the Company amended its senior secured credit facilities to increase the revolving credit facility from $100.0 million to $218.2 million. The Company also extended the maturity of a $163.5 million tranche of the revolving facility to June 28, 2013, with the remaining $54.7 million tranche maturing at the original maturity date of December 28, 2011. The tranche maturing in 2013 is priced at LIBOR + 3.50% with a commitment fee of 0.75% The tranche maturing in 2011 maintains its current pricing of LIBOR + 2.00% with a commitment fee of 0.375%.

        Bank Loans Payable—The Company maintains two uncommitted lines of credit. One line has an unspecified limit, and is primarily dependent on the Company's ability to provide sufficient collateral. The other line has a $100.0 million limit and allows for both collateralized and uncollateralized borrowings. Both lines were utilized during the years, but there were no balances outstanding at December 31, 2009 and 2008.

        The Company's outstanding borrowings were as follows (in thousands):

	December 31,
	2009				2008
	Maturity	Balance	Interest Rate		Balance	Interest Rate
Revolving line of credit	12/28/2011	$—	—%		$90,000	2.46	%(3)
Senior secured term loan:
Unhedged	6/28/2013	419,223	2.00	%(1)	332,647	2.23	%(4)
Hedged with interest rate swaps	6/28/2013	400,000	2.00	%(2)	495,000	3.21	%(5)
Senior unsecured subordinated notes	12/15/2015	550,000	10.75%		550,000	10.75%

Total borrowings		1,369,223			1,467,647
Less current borrowings (maturities within 12 months)		8,424			8,424

Long-term borrowings—net of current portion		$1,360,799			$1,459,223

(1)
As of December 31, 2009, the variable interest rate for the unhedged portion of the senior secured term loan is based on the three-month LIBOR of 0.25%, plus the applicable interest rate margin of 1.75%.

(2)
As of December 31, 2009, the variable interest rate for the hedged portion of the senior secured term loan is based on the three-month LIBOR of 0.25%, plus the applicable interest rate margin of 1.75%.

(3)
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

(5)
As of December 31, 2008, the variable interest rate for the hedged portion of the senior secured term loan is based on the three-month LIBOR of 1.46%, plus the applicable interest rate margin of 1.75%.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following summarizes borrowing activity in the revolving and uncommitted line of credit facilities (in thousands):

	Year ended December 31,
	2009	2008	2007
Average balance outstanding	$56,472	$48,725	$6,282
Weighted-average interest rate	2.41%	4.74%	6.93%

        The minimum calendar year payments and maturities of borrowings as of December 31, 2009 are as follows (in thousands):

	Senior Secured	Senior Unsecured	Total Amount
2010	$8,424	$—	$8,424
2011	8,424	—	8,424
2012	8,424	—	8,424
2013	793,951	—	793,951
2014	—	—	—
Thereafter	—	550,000	550,000

Total	$819,223	$550,000	$1,369,223

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

        The following table summarizes information related to the Company's interest rate swaps as of December 31, 2009 (in thousands):

Notional Balance	Fixed Pay Rate	Variable Receive Rate(1)	Fair Value	Maturity Date
70,000	3.43%	0.25%	$(1,087)	June 30, 2010
120,000	4.79%	0.25%	(2,672)	June 30, 2010
145,000	4.83%	0.25%	(8,406)	June 30, 2011
65,000	4.85%	0.25%	(5,127)	June 30, 2012

$400,000			$(17,292)

(1)
The variable receive rate reset on the last day of the period, based on the applicable three-month LIBOR. The effective rate from September 30, 2009 through December 30, 2009, was 0.28%. As of December 31, 2009, the effective rate was 0.25%.

        The interest rate swap agreements qualify for hedge accounting and have been designated as cash flow hedges against specific payments due on the Company's senior secured term loan. As of December 31, 2009, the Company assessed the interest rate swap agreements as being highly effective

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and expects them to continue to be highly effective. Accordingly, the changes in fair value of the interest rate swaps have been recorded as other comprehensive loss, with the fair value included as a liability on the Company's consolidated statements of financial condition. The Company has reclassified $16.6 million and $6.0 million from other comprehensive loss as additional interest expense for the years ended December 31, 2009 and 2008, respectively. Based on current interest rate assumptions and assuming no additional interest rate swap agreements are entered into, the Company expects to reclassify $17.3 million or $11.3 million after tax, from other comprehensive loss as additional interest expense over the next 12 months.

14.   COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases certain office space and equipment at its headquarter locations under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases.

        Service Contracts—The Company is party to certain long-term contracts for systems and services that enable back office trade processing and clearing for its product and service offerings. One agreement, for clearing services, contains no minimum annual purchase commitment, but the agreement provides for certain penalties should the Company fail to maintain a certain threshold of client accounts. In 2009, the number of client accounts declined below the threshold, and as a result, the Company incurred fees of $9.1 million, which have been classified as restructuring charges within the consolidated statements of income. Further declines in accounts on this clearing platform could subject the Company to future costs or penalties.

        Future minimum payments under leases, lease commitments and other noncancellable contractual obligations with remaining terms greater than one year as of December 31, 2009, are as follows (in thousands):

Years ending December 31
2010	$27,543
2011	27,445
2012	20,495
2013	13,662
2014	7,483
Thereafter	16,324

Total	$112,952

        Total rental expense for all operating leases was approximately $20.1 million, $22.1 million and $14.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

        The Company's subsidiaries provide guarantees to securities clearing houses and exchanges under their standard membership agreements, which require a member to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing houses and exchanges, all other members would be required to meet any shortfall. The Company's liability under these arrangements is not quantifiable and may exceed the cash and

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

securities it has posted as collateral. However, the potential requirement for the Company to make payments under these agreements is remote. Accordingly, no liability has been recognized for these transactions.

        Loan Commitments—From time to time, the Company makes loans to its financial advisors, primarily to newly recruited advisors to assist in the transition process. Due to timing differences, the Company may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the financial advisor joining the Company, and may be forgivable. The Company had no unfunded commitments at December 31, 2009.

        Litigation—The Company has been named as a defendant in various legal actions, including arbitrations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty what the eventual loss or range of loss related to such matters will be. The Company recognizes a legal liability when it believes it is probable a liability has occurred and the amount can be reasonably estimated. Defense costs are expensed as incurred and classified as professional services within the consolidated statements of income.

        In connection with various acquisitions, and pursuant to the purchase and sale agreements, the Company has received third-party indemnification for certain legal proceedings and claims. These matters have been defended and paid directly by the indemnifying party.

        On October 1, 2009, LPLH received written notice from a third-party indemnitor under a certain purchase and sale agreement asserting that it is no longer obligated to indemnify the Company for certain claims under the provisions of the purchase and sale agreement. The Company believes that this assertion is without merit and has commenced litigation to enforce its indemnity rights.

        The Company believes, based on the information available at this time, after consultation with counsel, consideration of insurance, if any, and the indemnifications provided by the third-party indemnitors, notwithstanding the assertions by an indemnifying party noted in the preceding paragraph, that the outcome of such matters will not have a material adverse impact on consolidated statements of financial condition, income or cash flows.

        Other Commitments—As of December 31, 2009, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $227.9 million, which it can sell or repledge. Of this amount, approximately $158.8 million has been pledged or sold as of December 31, 2009; $141.6 million was pledged to banks in connection with unutilized secured margin lines of credit, $10.0 million was pledged with client-owned securities to the Options Clearing Corporation, and $7.2 million was loaned to the DTC through participation in its Stock Borrow Program. As of December 31, 2008, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $335.9 million, which it can sell or repledge. Of this amount, approximately $152.3 million has been pledged or sold as of December 31, 2008; $143.8 million was pledged to banks in connection with unutilized secured margin lines of credit, $3.2 million was pledged with client-owned securities to the Options Clearing Corporation, and $5.3 million was loaned to the DTC through participation in its Stock Borrow Program.

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

15.   SHARE-BASED COMPENSATION

        Certain employees, financial advisors, officers and directors who contribute to the success of the Company participate in various stock option plans. In addition, certain financial institutions participate in a warrant plan. Stock options and warrants generally vest in equal increments over a three- to five-year period and expire on the 10th anniversary following the date of grant.

        The Company recognized $6.5 million, $4.6 million and $2.2 million of share-based compensation related to employee stock option awards during the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $31.9 million, which is expected to be recognized over a weighted-average period of 3.98 years.

        The Company recognized $1.6 million and $0.30 million of share based compensation during the years ended December 31, 2009 and 2008, respectively, related to the vesting of stock options and warrants awarded to non-employees. The Company recognizes share-based compensation expense for non-employee awards based on the fair value of awards at each interim reporting period. As of December 31, 2009, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $11.4 million for non-employees, which is expected to be recognized over a weighted-average period of 4.36 years.

        The following table presents the weighted-average assumptions used by the Company in calculating the fair value of its stock options and warrants with the Black-Scholes valuation model for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Expected life (in years)	7.13	6.52	6.50
Expected stock price volatility	51.35%	33.78%	31.08%
Expected dividend yield	—	—	—
Annualized forfeiture rate	4.35%	1.51%	1.00%
Fair value of options	$12.30	$9.96	$9.86
Risk-free interest rate	2.93%	2.73%	4.93%

        The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. In the future, as the Company gains historical data for volatility of its own stock and the actual term over which employees hold its options, expected volatility and the expected term may change, which could substantially change the grant-date fair value of future awards of stock options and, ultimately, compensation recorded on future grants. The Company estimates the expected term for its employee option awards using the simplified method in accordance with Staff Accounting Bulletin 110, Certain Assumptions Used in Valuation Methods, because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. The Company estimates the expected term for its non-employee stock options and

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

warrants using the contractual term. Expected volatility is calculated based on companies of similar growth and maturity and the Company's peer group in the industry in which the Company does business because the Company does not have sufficient historical volatility data. The Company will continue to use peer group volatility information until historical volatility of the Company is relevant to measure expected volatility for future grants.

        The Company has assumed an annualized forfeiture rate for its stock options and warrants based on a combined review of industry and employee turnover data, as well as an analytical review performed of historical pre-vesting forfeitures occurring over the previous year. The Company records additional expense if the actual forfeiture rate is lower than estimated and records a recovery of prior expense if the actual forfeiture is higher than estimated.

        The following table summarizes the Company's activity in its stock option and warrant plans for the year ended December 31, 2009:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2008	20,078,283	$4.87
Granted	3,209,361	21.32
Exercised	(256,795)	1.13
Forfeited	(328,380)	21.83

Outstanding—December 31, 2009	22,702,469	$6.99	5.00	$380,301

Exercisable—December 31, 2009	17,884,685	$2.64	3.91	$373,153

        The following table summarizes information about outstanding stock options and warrants:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
At December 31, 2009:
$ 1.07 - $ 2.38	17,185,660	3.75	$1.74	17,185,660	$1.74
$10.30 - $19.74	952,164	8.90	18.30	90,262	15.00
$21.60 - $22.08	2,247,650	9.43	22.02	124,499	21.60
$23.02 - $27.80	2,316,995	8.43	26.68	484,264	27.34

	22,702,469	5.00	$6.99	17,884,685	$2.64

2008 Nonqualified Deferred Compensation Plan

        On November 19, 2008, the Company established an unfunded, unsecured deferred compensation plan to permit employees and former employees that held non-qualified stock options issued under the 2005 Stock Option Plan for Incentive Stock Options and 2005 Stock Option Plan for Non-qualified Stock Options that were expiring in 2009 and 2010 to receive stock units of the 2008 Nonqualified Deferred Compensation Plan. Stock units represent the right to receive one share of common stock. Distribution will occur at the earliest of (a) December 31, 2012; (b) a change in control of the Company; or (c) death or disability of the participant. The issuance of stock units, which occurred in December 2008, is not taxable for federal and state income tax purposes until the participant receives a distribution under the deferred compensation plan. At December 31, 2009 and 2008, the Company had 2,823,452 stock units outstanding under the 2008 Nonqualified Deferred Compensation Plan.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

16.    EMPLOYEE AND ADVISOR BENEFIT PLANS

        The Company participates in a 401(k) defined contribution plan sponsored by LPL Financial. All employees meeting minimum age and length of service requirements are eligible to participate. The Company has an employer matching program whereby employer contributions were made to the 401(k) plan. For 2009, contributions were made in an amount equal to the lesser of 20% of the amount designated by the employee for withholding or 2% of the employee's eligible compensation. For 2008 and 2007, contributions were made in an amount equal to the lesser of 50% of the amount designated by the employee for withholding or 5% of the employee's eligible compensation. The Company's total cost under the 401(k) plan was $1.7 million, $4.8 million and $3.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        On January 1, 2008, the Company adopted a non-qualified deferred compensation plan for the purpose of attracting and retaining financial advisors who operate, for tax purposes, as independent contractors, by providing an opportunity for participating financial advisors to defer receipt of a portion of their gross commissions generated primarily from commissions earned on the sale of various products. The deferred compensation plan has been fully funded to date by participant contributions. Plan assets are invested in mutual funds, which are held by the Company in a Rabbi Trust. The liability for benefits accrued under the non-qualified deferred compensation plan totaled $12.3 million at December 31, 2009, which is included in accounts payable and accrued liabilities in the consolidated statements of financial condition. The cash values of the related trust assets was $12.0 million at December 31, 2009, which is measured at fair value and included in other assets in the consolidated statements of financial condition.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Certain employees and financial advisors of the Company's subsidiaries participated in non-qualified deferred compensation plans (the "Plans") that permitted participants to defer portions of their compensation and earn interest on the deferred amounts. The Plans have been closed to new participants and no contributions have been made since the acquisition date. Plan assets are held by the Company in a Rabbi Trust and accounted for in the manner described above. As of December 31, 2009, the Company has recorded assets of approximately $0.8 million and liabilities of $1.6 million, which are included in other assets and accounts payable and accrued liabilities, respectively, in the consolidated statements of financial condition.

17.    RELATED-PARTY TRANSACTIONS

        AlixPartners, LLP ("AlixPartners"), a company majority-owned by one of the Company's majority shareholders, provides LPL Financial with consulting services pursuant to an agreement for interim management and consulting services. The Company paid $0.6 million, $4.2 million and $0.9 million to AlixPartners during the years ended December 31, 2009, 2008 and 2007, respectively.

        Artisan Partners Limited Partnership ("Artisan"), a company majority-owned by one of the Company's majority shareholders, pays fees to LPL Financial in exchange for product distribution and record-keeping services. During the years ended December 31, 2009, 2008 and 2007, the Company earned $1.5 million, $1.6 million and $1.9 million, respectively, in fees from Artisan. Additionally, as of December 31, 2009 and 2008, Artisan owed the Company $0.5 million and $0.3 million, respectively, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the consolidated statements of financial condition.

        American Beacon Advisor, Inc. ("Beacon"), a company majority-owned by one of the Company's majority shareholders, pays fees to LPL Financial in exchange for product distribution and record-keeping services. During the years ended December 31, 2009 and 2008, the Company earned $0.4 million and, $0.3 million, respectively, in fees from Beacon. Additionally, as of December 31, 2009 and 2008, Beacon owed the Company $0.1 million, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the consolidated statements of financial condition.

        Certain entities affiliated with SunGard Data Systems Inc. ("SunGard"), a company majority-owned by one of the Company's majority shareholders, provide LPL Financial and MSC with data center recovery services. The Company paid $0.5 million to SunGard during the year ended December 31, 2009.

        Blue Frog, a privately held technology company in which the Company holds an equity interest, provides LPL Financial with software licensing for annuity order entry and compliance. The Company paid $0.8 million and $0.3 million to Blue Frog for such services during the years ended December 31, 2009 and 2008, respectively.

        In conjunction with the acquisition of UVEST, the Company made full-recourse loans to certain members of management (also selling stockholders), most of whom are now stockholders of the Company. As of December 31, 2009 and 2008, outstanding stockholder loans, which are reported as a deduction from stockholders' equity, were approximately $0.5 million and $0.9 million, respectively.

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

        Net capital and net capital requirements for the Company's broker-dealer subsidiaries as of December 31, 2009 are presented in the following table (in thousands):

	December 31, 2009
	Net Capital	Minimum Net Capital Required	Excess Net Capital
LPL Financial Corporation	$64,149	$6,221	$57,928
UVEST Financial Services Group, Inc.	10,099	1,673	8,426
Mutual Service Corporation	15,125	393	14,732
Associated Securities Corp.	7,618	250	7,368
Waterstone Financial Group, Inc.	2,972	72	2,900

Total	$99,963	$8,609	$91,354

        LPL Financial is a clearing broker-dealer and the remaining broker-dealer subsidiaries are introducing broker-dealers.

        PTC is also subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. As of December 31, 2009, the Company has met all capital adequacy requirements to which it is subject.

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

19.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK AND CONCENTRATIONS OF CREDIT RISK

        LPL Financial's client securities activities are transacted on either a cash or margin basis. In margin transactions, LPL Financial extends credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client's account. As clients write options contracts or sell securities short, LPL Financial may incur losses if the clients do not fulfill their obligations and the collateral in the clients' accounts is not sufficient to fully cover losses that clients may incur from these strategies. To control this risk, LPL Financial monitors margin levels daily and clients are required to deposit additional collateral, or reduce positions, when necessary.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        LPL Financial may at times maintain inventories in equity securities on both a long and short basis that are recorded on the consolidated statements of financial condition at market value. While long inventory positions represent LPL Financial's ownership of securities, short inventory positions represent obligations of LPL Financial to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, both long and short inventory positions may result in losses or gains to LPL Financial as market values of securities fluctuate. To mitigate the risk of losses, long and short positions are marked-to-market daily and are continuously monitored by LPL Financial.

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

        The Affiliated Entities were engaged in buying and selling securities and other financial instruments for clients of financial advisors. Such transactions were introduced and cleared through a third-party clearing firm on a fully disclosed basis. These firms no longer conduct such activities. The registered representatives and their client accounts have either transitioned or are in the process of transitioning to LPL Financial or to new firms.

20.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$643,040	$669,366	$702,378	$734,906
Net revenues	642,978	669,317	702,326	734,884
Gross margin(1)	200,447	205,329	221,144	218,006
Net income (loss)	$14,797	$15,581	$(1,456)	$18,598

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$798,647	$814,947	$799,537	$703,999
Net revenues	798,449	814,720	799,341	703,839
Gross margin(1)	245,118	244,551	251,788	211,844
Net income	$11,665	$14,303	$17,168	$2,360

(1)
Gross margin is calculated as net revenues less commissions and advisory fees, and brokerage, clearing and exchange expenses.

******