Form 10-Q
period 2010-03-31
LPL Investment Holdings Inc.
filed 2010-05-07
CIK 1397911

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-52609

LPL Investment Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3717839 (I.R.S. Employer Identification No.)

One Beacon Street
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

        The number of shares of Common Stock, par value $0.001 per share, outstanding as of April 30, 2010 was 94,241,603.90.

Page
Item Number
PART I. FINANCIAL INFORMATION	1
1. Financial Statements	1
Condensed Consolidated Statements of Income (unaudited)	1
Condensed Consolidated Statements of Financial Condition (unaudited)	2
Condensed Consolidated Statements of Stockholders' Equity (unaudited)	3
Condensed Consolidated Statements of Cash Flows (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	6
2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27
3. Quantitative and Qualitative Disclosures About Market Risk	42
4. Controls and Procedures	44
PART II. OTHER INFORMATION	44
1. Legal Proceedings	44
1A. Risk Factors	45
2. Unregistered Sales of Equity Securities and Use of Proceeds	45
3. Defaults Upon Senior Securities	45
4. Reserved	45
5. Other Information	45
6. Exhibits	45
SIGNATURES	47
EXHIBIT INDEX
EXHIBIT 3.1
EXHIBIT 3.2
EXHIBIT 3.3
EXHIBIT 3.4
EXHIBIT 3.5
EXHIBIT 3.6
EXHIBIT 10.1
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

 Special Note Regarding Forward-looking Statements

        This Quarterly Report on Form 10-Q in Item 2—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections includes forward-looking statements (regarding economic conditions, management expectations, strategic objectives, business prospects, anticipated expense savings, financial results, and other similar matters) that involve risks and uncertainties. Forward-looking statements can be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to, changes in general economic and financial market conditions, fluctuations in the value of advisory and brokerage assets, effects of competition in the financial services industry, changes in the number of our financial advisors and institutions and their ability to effectively market financial products and services, the effect of current, pending and future legislation and regulation and regulatory actions. In particular, you should consider the numerous risks outlined in Part I, Item 1A—"Risk Factors" in our 2009 Annual Report on Form 10-K filed with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
REVENUES:
Commissions	$388,972	$347,220
Advisory fees	206,330	163,905
Asset-based fees	71,450	62,654
Transaction and other fees	67,363	61,338
Interest income, net of operating interest expense	4,871	5,394
Other	4,420	2,467

Net revenues	743,406	642,978

EXPENSES:
Commissions and advisory fees	504,862	434,702
Compensation and benefits	73,575	66,978
Depreciation and amortization	25,590	27,395
Promotional	14,350	12,642
Occupancy and equipment	12,018	12,445
Professional services	9,799	8,366
Communications and data processing	8,526	9,186
Brokerage, clearing and exchange	8,340	7,829
Regulatory fees and expenses	6,148	5,474
Restructuring charges	3,949	(327)
Travel and entertainment	2,396	1,758
Other	4,777	3,720

Total operating expenses	674,330	590,168
Non-operating interest expense	24,336	25,941
Loss on equity method investment	24	84

Total expenses	698,690	616,193

INCOME BEFORE PROVISION FOR INCOME TAXES	44,716	26,785
PROVISION FOR INCOME TAXES	19,162	11,988

NET INCOME	$25,554	$14,797

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(Dollars in thousands, except par value)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$324,761	$378,594
Cash and securities segregated under federal and other regulations	310,411	288,608
Receivables from:
Clients, net of allowance of $797 at March 31, 2010 and $792 at December 31, 2009	272,708	257,529
Product sponsors, broker-dealers and clearing organizations	208,971	171,900
Others, net of allowances of $8,077 at March 31, 2010 and $6,159 at December 31, 2009	146,374	139,317
Securities owned:
Trading(1)	15,703	15,361
Held-to-maturity	10,339	10,454
Securities borrowed	3,310	4,950
Fixed assets, net of accumulated depreciation and amortization of $254,952 at March 31, 2010 and $239,868 at December 31, 2009	87,080	101,584
Goodwill	1,293,366	1,293,366
Intangible assets, net of accumulated amortization of $144,980 at March 31, 2010 and $136,177 at December 31, 2009	587,823	597,083
Other assets	82,440	78,190

Total assets	$3,343,286	$3,336,936

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank loans payable	$40,000	$—
Drafts payable	134,747	125,767
Payables to clients	410,208	493,943
Payables to broker-dealers and clearing organizations	23,441	18,217
Accrued commissions and advisory fees payable	113,812	110,040
Accounts payable and accrued liabilities	177,319	175,742
Income taxes payable	38,718	24,226
Interest rate swaps	14,250	17,292
Securities sold but not yet purchased—at market value	2,312	4,003
Senior credit facilities and subordinated notes	1,367,117	1,369,223
Deferred income taxes—net	138,205	147,608

Total liabilities	2,460,129	2,486,061

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 200,000,000 shares authorized; 94,241,567 shares issued and outstanding at March 31, 2010 of which 7,430,381 are restricted, and 94,214,762 shares issued and outstanding at December 31, 2009 of which 7,423,973 are restricted	87	87
Additional paid-in capital	682,899	679,277
Stockholder loans	(51)	(499)
Accumulated other comprehensive loss	(8,614)	(11,272)
Retained earnings	208,836	183,282

Total stockholders' equity	883,157	850,875

Total liabilities and stockholders' equity	$3,343,286	$3,336,936

(1)
Includes $7,799 and $7,797 pledged to clearing organizations at March 31, 2010 and December 31, 2009, respectively.

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Stockholder Loans	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
BALANCE—December 31, 2008	$87	$670,897	$(936)	$(15,498)	$135,762	$790,312
Comprehensive income:
Net income					14,797	14,797
Unrealized gain on interest rate swaps, net of tax expense of $393				1,034		1,034

Total comprehensive income						15,831
Stockholder loans			456			456
Share-based compensation		1,426				1,426
Repurchase of 10,000 shares of common stock		(181)				(181)

BALANCE—March 31, 2009	$87	$672,142	$(480)	$(14,464)	$150,559	$807,844

BALANCE—December 31, 2009	$87	$679,277	$(499)	$(11,272)	$183,282	$850,875
Comprehensive income:
Net income					25,554	25,554
Unrealized gain on interest rate swaps, net of tax expense of $384				2,658		2,658

Total comprehensive income						28,212
Exercise of stock options		9				9
Stockholder loans			448			448
Share-based compensation		3,145				3,145
Issuance of 20,000 shares of common stock		468				468

BALANCE—March 31, 2010	$87	$682,899	$(51)	$(8,614)	$208,836	$883,157

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,554	$14,797
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Noncash items:
Depreciation and amortization	25,590	27,395
Amortization of debt issuance costs	1,111	936
Impairment of fixed assets	195	—
Loss (gain) on disposal of fixed assets	2	(14)
Share-based compensation	3,145	1,426
Provision for bad debts	2,169	672
Deferred income tax provision	(9,787)	(5,397)
Loss on equity method investment	24	84
Lease abandonment	(80)	—
Loan forgiveness	1,627	—
Other	(222)	431
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	(21,803)	10,607
Receivables from clients	(15,237)	54,234
Receivables from product sponsors, broker-dealers and clearing organizations	(37,071)	63,140
Receivables from others	(10,339)	(14,810)
Securities owned	(101)	553
Securities borrowed	1,640	(361)
Other assets	(574)	(2,988)
Drafts payable	8,980	2,084
Payables to clients	(83,735)	(55,241)
Payables to broker-dealers and clearing organizations	5,224	3,549
Accrued commissions and advisory fees payable	3,772	288
Accounts payable and accrued liabilities	1,093	(7,413)
Income taxes payable	14,492	11,646
Securities sold but not yet purchased	(1,691)	(1,733)

Net cash (used in) provided by operating activities	(86,022)	103,885

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(1,463)	$(1,235)
Proceeds from the disposal of fixed assets	—	67
Purchase of securities classified as held-to-maturity	(2,008)	(2,237)
Proceeds from maturity of securities classified as held-to-maturity	2,100	1,500
Deposits of restricted cash	(2,454)	—
Release of restricted cash	50	—

Net cash used in investing activities	(3,775)	(1,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans payable	40,000	—
Repayment of senior credit facilities	(2,106)	(2,106)
Payment of debt issuance costs	(2,407)	—
Repayment of stockholder loans	—	462
Proceeds from stock options exercised	9	—
Issuance of common stock	468	—
Repurchase of common stock	—	(181)

Net cash provided by (used in) financing activities	35,964	(1,825)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(53,833)	100,155
CASH AND CASH EQUIVALENTS—Beginning of period	378,594	219,239

CASH AND CASH EQUIVALENTS—End of period	$324,761	$319,394

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$9,595	$11,221

Income taxes paid	$14,796	$5,758

NONCASH DISCLOSURES:
Capital expenditures purchased through short-term credit	$560	$1,034

Increase in unrealized gain on interest rate swaps, net of tax expense	$2,658	$953

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     ORGANIZATION AND DESCRIPTION OF THE COMPANY

        LPL Investment Holdings Inc. ("LPLIH"), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the "Company") is a provider of technology, brokerage and investment advisory services supporting a broad range of independent financial advisors, financial advisors employed by financial institutions, registered investment advisors and financial institutions (collectively "financial advisors and institutions"), in the United States of America. Through its proprietary technology, custody and clearing platforms, the Company provides access to diversified financial products and services enabling its financial advisors and institutions to offer independent financial advice and brokerage services to retail investors (their "clients").

2.     BASIS OF PRESENTATION

        Quarterly Reporting—The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal recurring nature. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period. Certain reclassifications were made to previously reported amounts in the unaudited condensed consolidated financial statements and notes thereto to make them consistent with the current period presentation.

        The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America ("GAAP"). Accordingly, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes for the year ended December 31, 2009, contained in the Company's Annual Report on Form 10-K as filed with the SEC. The Company has evaluated subsequent events up to and including the date these unaudited condensed consolidated financial statements were issued.

        Consolidation—These unaudited condensed consolidated financial statements include the accounts of LPLIH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method.

        Use of Estimates—The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to revenue and related expense recognition, asset impairment, valuation of accounts receivable, contingencies and litigation, and valuation and recognition of share-based payments. These accounting policies are stated in the notes to the audited consolidated financial statements for the year ended December 31, 2009, contained in the Annual Report on Form 10-K as filed with the SEC. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions and the differences may be material to the unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        Reportable Segment—The Company's internal reporting is organized into three service channels; Independent Advisor Services, Institution Services and Custom Clearing Services, which are designed to enhance the services provided to the Company's financial advisors and institutions. These service channels qualify as individual operating segments, but are aggregated and viewed as one single reportable segment due to their similar economic characteristics, products and services, production and distribution process, regulatory environment and quantitative thresholds.

        Fair Value of Financial Instruments—The Company's financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its indebtedness. The Company carries borrowings on its senior secured credit facilities and unsecured subordinated notes at amortized cost. As of March 31, 2010, the carrying amount and fair value of these borrowings were approximately $1,367 million and $1,316 million, respectively. As of December 31, 2009, the carrying amount and fair value was approximately $1,369 million and $1,278 million, respectively. See Note 4 for additional detail regarding the Company's fair value measurements.

        Recently Issued Accounting Pronouncements—Recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in the Company's 2009 Annual Report on Form 10-K, that are of significance, or potential significance, to the Company are discussed below.

        In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU 2010-6). ASU 2010-6 requires new disclosures regarding significant transfers into and out of Level 1 and Level 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. This ASU also clarifies existing disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The adoption of ASU 2010-6 did not have a material impact on the Company's unaudited condensed consolidated financial statements.

3.     RESTRUCTURING

Strategic Business Review Initiative

        On December 29, 2008, the Company committed to and implemented an organizational restructuring plan intended to reduce its cost structure and improve operating efficiencies, which resulted in a reduction in its overall workforce of approximately 250 employees. In accordance with Accounting Standards Codification Topic 420, Accounting for Costs Associated with Exit or Disposal Activities, the Company has recorded severance and one-time involuntary termination benefit accruals in accounts payable and accrued liabilities within the unaudited condensed consolidated statements of financial condition. The Company completed this initiative and expects to pay all costs by April 2011.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The following table summarizes the balance of accrued expenses related to the strategic business review and the changes in the accrued amounts as of and for the three months ended March 31, 2010 (in thousands):

	Accrued Balance at December 31, 2009	Payments	Accrued Balance at March 31, 2010	Cumulative Costs Incurred to Date(1)
Severance and benefits	$1,996	$(696)	$1,300	$14,505

(1)
At March 31, 2010, cumulative costs incurred to date represent the total expected costs.

Consolidation of Affiliated Entities Initiative

        On July 10, 2009, the Company committed to a corporate restructuring plan that consolidated the operations of Mutual Service Corporation ("MSC"), Associated Financial Group, Inc., Associated Securities Corp., Inc. ("Associated"), Associated Planners Investment Advisory, Inc. and Waterstone Financial Group, Inc. ("WFG") (together, the "Affiliated Entities") with LPL Financial Corporation ("LPL Financial"). This restructuring was affected to enhance service offerings to financial advisors while also generating efficiencies. The Company expects total costs associated with the initiative to be approximately $73.8 million. The Company has incurred the majority of these costs and anticipates recognizing the remaining costs by December 2013; however, adjustments may occur due to estimates of abandoned lease obligations with terms that extend through 2018.

        The Company paid charges related to the conversion and transfer of certain financial advisors associated with the Affiliated Entities and their client accounts. Following the completion of these transfer activities, the registered representatives and client accounts that transferred are associated with LPL Financial. In 2009, as a condition for the regulatory approval of the transfer, the Affiliated Entities were required to deposit $12.8 million into escrow accounts pending the resolution of certain matters, of which $7.3 million was released. During the first quarter of 2010, the Company was required to deposit an additional $2.5 million into the escrow accounts, of which $0.1 million has been released.

        The Company paid charges related to early termination costs associated with certain contracts held by the Affiliated Entities. Additionally, the Company recorded accruals for employee related costs, including severance and one-time involuntary termination benefits that will be recognized ratably over the employees' remaining service period.

        The Company recognized charges related to the early termination and partial abandonment of certain lease arrangements offset by estimates for sub-lease efforts. The Company anticipates additional costs of approximately $1.9 million related to the abandonment of the remaining office space, which can not be fully estimated until the date of abandonment. The Company also recorded non-cash charges for the impairment of fixed assets associated with abandoned lease arrangements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The following table summarizes the balance of accrued expenses and the changes in the accrued amounts as of and for the three months ended March 31, 2010 (in thousands):

	Accrued Balance at December 31, 2009	Costs Incurred	Payments	Non-cash	Accrued Balance at March 31, 2010	Cumulative Costs Incurred to Date	Total Expected Restructuring Costs
Severance and benefits	$2,759	$1,774	$(2,412)	$(456)	$1,665	$11,210	$11,525
Lease and contract termination fees	7,458	485	(1,519)	80	6,504	16,404	18,455
Asset impairments	—	195	—	(195)	—	20,119	20,177
Conversion and transfer costs	304	1,495	(397)	(1,128)	274	15,378	23,599

Total	$10,521	$3,949	$(4,328)	$(1,699)	$8,443	$63,111	$73,756

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

        The Company's fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At March 31, 2010, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:

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

        The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At March 31, 2010, the Company did not adjust prices received from the independent third-party pricing services.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        There have been no transfers of assets or liabilities between fair value measurement classifications during the three months ended March 31, 2010. The following tables summarize the Company's financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

At March 31, 2010:	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
Cash equivalents	$152,683	$—	$—	$152,683
Securities segregated under federal and other regulations	308,387	—	—	308,387
Securities owned—trading:
Money market funds	177	—	—	177
Mutual funds	7,035	—	—	7,035
Equity securities	30	—	—	30
Debt securities	—	365	—	365
U.S. treasury obligations	7,799	—	—	7,799
Certificates of deposit	—	297	—	297

Total securities owned—trading	15,041	662	—	15,703

Other assets	14,874	—	—	14,874

Total assets at fair value	$490,985	$662	$—	$491,647

Liabilities
Securities sold but not yet purchased:
Mutual funds	$2,200	$—	$—	$2,200
Equity securities	19	—	—	19
Certificates of deposit	—	72	—	72
Debt securities	—	21	—	21

Total securities sold but not yet purchased	2,219	93	—	2,312

Interest rate swaps	—	14,250	—	14,250

Total liabilities at fair value	$2,219	$14,343	$—	$16,562

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

At December 31, 2009:	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
Cash equivalents	$223,665	$—	$—	$223,665
Securities segregated under federal and other regulations	279,579	—	—	279,579
Securities owned—trading:
Money market funds	181	—	—	181
Mutual funds	6,694	—	—	6,694
Equity securities	11	—	—	11
Debt securities	—	425	—	425
U.S. treasury obligations	7,797	—	—	7,797
Certificates of deposit	—	253	—	253

Total securities owned—trading	14,683	678	—	15,361

Other assets	12,739	—	—	12,739

Total assets at fair value	$530,666	$678	$—	$531,344

Liabilities
Securities sold but not yet purchased:
Mutual funds	$3,773	$—	$—	$3,773
U.S. treasury obligations	5	—	—	5
Equity securities	7	—	—	7
Certificates of deposit	—	123	—	123
Debt securities	—	95	—	95

Total securities sold but not yet purchased	3,785	218	—	4,003

Interest rate swaps	—	17,292	—	17,292

Total liabilities at fair value	$3,785	$17,510	$—	$21,295

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.     HELD-TO-MATURITY SECURITIES

        The Company holds certain investments in securities including U.S. government notes. The Company has both the intent and the ability to hold these investments to maturity and classifies them as such. Interest income is accrued as earned. Premiums and discounts are amortized using a method that approximates the effective yield method over the term of the security and are recorded as an adjustment to the investment yield.

        The amortized cost, gross unrealized gains and fair value of securities held-to-maturity were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Fair Value
At March 31, 2010:
U.S. government notes	$10,339	$55	$10,394

At December 31, 2009:
U.S. government notes	$10,354	$49	$10,403
Certificate of deposit	100	—	100

Total	$10,454	$49	$10,503

        The maturities of securities held-to-maturity at March 31, 2010 were as follows (in thousands):

	Within 1 Year	1–2 Years	Total
U.S. government notes—at amortized cost	$3,763	$6,576	$10,339

U.S. government notes—at fair value	$3,780	$6,614	$10,394

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.     INTANGIBLE ASSETS

        The components of intangible assets as of March 31, 2010 and December 31, 2009 are as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
At March 31, 2010:
Definite-lived intangible assets:
Financial advisor and institution relationships	$458,424	$(97,869)	$360,555
Product sponsor relationships	231,930	(46,426)	185,504
Trust client relationships	2,630	(685)	1,945

Total definite-lived intangible assets	$692,984	$(144,980)	$548,004

Indefinite-lived intangible assets:
Trademark and trade name			39,819

Total intangible assets			$587,823

At December 31, 2009:
Definite-lived intangible assets:
Financial advisor and institution relationships	$458,424	$(91,586)	$366,838
Product sponsor relationships	231,930	(43,482)	188,448
Trust client relationships	2,630	(652)	1,978
Trademarks and trade names	457	(457)	—

Total definite-lived intangible assets	$693,441	$(136,177)	$557,264

Indefinite-lived intangible assets:
Trademark and trade name			39,819

Total intangible assets			$597,083

        Total amortization expense of intangible assets was $9.3 million and $10.0 million for the three months ended March 31, 2010 and 2009, respectively. Amortization expense for each of the fiscal years ended December 2010 (remainder) through 2014 and thereafter is estimated as follows (in thousands):

2010—remainder	$27,746
2011	36,840
2012	36,548
2013	35,927
2014	35,927
Thereafter	375,016

Total	$548,004

7.     INCOME TAXES

        The Company's effective income tax rate differs from the federal corporate tax rate of 35%, primarily as a result of state taxes, settlement contingencies and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 42.9% and 44.8% for the three months

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

ended March 31, 2010 and 2009, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

8.     INDEBTEDNESS

        Senior Secured Credit Facilities—Borrowings under the Company's senior secured credit facilities bear interest at a base rate equal to either one, two, three, six, nine or twelve-month LIBOR plus the applicable margin, or an alternative base rate ("ABR") plus the applicable margin. The ABR is equal to the greater of the prime rate or the effective federal funds rate plus 1/2 of 1.00%. The applicable margin on the senior secured term credit facilities could change depending on the Company's credit rating. The senior secured credit facilities are subject to certain financial and nonfinancial covenants. As of March 31, 2010 and December 31, 2009, the Company was in compliance with such covenants. The Company may voluntarily repay outstanding loans under its senior secured credit facilities at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans.

        Senior Unsecured Subordinated Notes—The Company has $550.0 million of senior unsecured subordinated notes due December 15, 2015. The notes bear interest at 10.75% per annum and interest payments are payable semiannually in arrears. The Company is not required to make mandatory redemption or sinking-fund payments with respect to the notes. The indenture underlying the senior unsecured subordinated notes contains various restrictions with respect to the issuer, including one or more restrictions relating to limitations on liens, sale and leaseback arrangements and funded debt of subsidiaries. The Company may voluntarily repurchase its senior unsecured subordinated notes at any time, pursuant to certain prepayment penalties.

        Revolving Line of Credit—On January 25, 2010, the Company amended its senior secured credit facilities to increase the revolving credit facility from $100.0 million to $218.2 million, $10.0 million of which is being used to support the issuance of an irrevocable letter of credit for its subsidiary, The Private Trust Company, N.A. ("PTC"). As a result of the amendment, the Company paid $2.8 million in debt issuance costs, which have been capitalized in other assets within the unaudited condensed consolidated statements of financial condition and are being amortized as additional interest expense over the expected term of the related debt agreement. The Company also extended the maturity of a $163.5 million tranche of the revolving facility to June 28, 2013, while the remaining $54.7 million tranche retains its original maturity date of December 28, 2011. The tranche maturing in 2013 is priced at LIBOR + 3.50% with a commitment fee of 0.75%. The tranche maturing in 2011 maintains its previous pricing of LIBOR + 2.00% with a commitment fee of 0.375%. There was no outstanding balance on the revolving line of credit at March 31, 2010 and December 31, 2009.

        Bank Loans Payable—The Company maintains two uncommitted lines of credit. One line has an unspecified limit, and is primarily dependent on the Company's ability to provide sufficient collateral. The other line has a $100.0 million limit and allows for both collateralized and uncollateralized borrowings. At March 31, 2010 there was a $40.0 million outstanding balance on the unsecured portion of one of the uncommitted lines of credit. The line was subsequently paid down in full on April 1, 2010. Both lines were utilized in 2009, however there were no balances outstanding at December 31, 2009.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The Company's outstanding borrowings were as follows (in thousands):

		March 31, 2010			December 31, 2009
	Maturity	Balance	Interest Rate		Balance	Interest Rate
Bank loans payable—unsecured	7/31/2010	$40,000	1.00%		$—
Senior secured term loan:
Unhedged	6/28/2013	417,117	2.04%	(1)	419,223	2.00%	(3)
Hedged with interest rate swaps	6/28/2013	400,000	2.04%	(2)	400,000	2.00%	(4)
Senior unsecured subordinated notes	12/15/2015	550,000	10.75%		550,000	10.75%

Total borrowings		1,407,117			1,369,223
Less current borrowings (maturities within 12 months)		48,424			8,424

Long-term borrowings—net of current portion		$1,358,693			$1,360,799

(1)
As of March 31, 2010, the variable interest rate for the unhedged portion of the senior secured term loan is based on the three-month LIBOR of 0.29%, plus the applicable interest rate margin of 1.75%.

(2)
As of March 31, 2010, the variable interest rate for the hedged portion of the senior secured term loan is based on the three-month LIBOR of 0.29%, plus the applicable interest rate margin of 1.75%.

(3)
As of December 31, 2009, the variable interest rate for the unhedged portion of the senior secured term loan is based on the three-month LIBOR of 0.25% plus the applicable interest rate margin of 1.75%.

(4)
As of December 31, 2009, the variable interest rate for the hedged portion of the senior secured term loan is based on the three-month LIBOR of 0.25%, plus the applicable interest rate margin of 1.75%.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The following summarizes borrowing activity in the revolving and uncommitted line of credit facilities (in thousands):

	Three Months Ended March 31,
	2010	2009
Average balance outstanding	$8,168	$90,000
Weighted-average interest rate	1.16%	2.45%

        The minimum calendar year payments and maturities of borrowings as of March 31, 2010 are as follows (in thousands):

	Senior Secured	Senior Unsecured	Total Amount
2010—remainder	$6,318	$—	$6,318
2011	8,424	—	8,424
2012	8,424	—	8,424
2013	793,951	—	793,951
2014	—	—	—
Thereafter	—	550,000	550,000

Total	$817,117	$550,000	$1,367,117

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

        The following table summarizes information related to the Company's interest rate swaps as of March 31, 2010 (in thousands):

Notional Balance	Fixed Pay Rate	Variable Receive Rate(1)	Fair Value	Maturity Date
$70,000	3.43%	0.29%	$(550)	June 30, 2010
120,000	4.79%	0.29%	(1,352)	June 30, 2010
145,000	4.83%	0.29%	(7,384)	June 30, 2011
65,000	4.85%	0.29%	(4,964)	June 30, 2012

$400,000			$(14,250)

(1)
The variable receive rate reset on the last day of the period, based on the applicable three-month LIBOR. The effective rate from December 31, 2009 through March 30, 2010 was 0.25%. As of March 31, 2010, the effective rate was 0.29%.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The interest rate swap agreements qualify for hedge accounting and have been designated as cash flow hedges against specific payments due on the Company's senior secured term loan. As of March 31, 2010, the Company assessed the interest rate swap agreements as being highly effective and expects them to continue to be highly effective. Accordingly, the changes in fair value of the interest rate swaps have been recorded as other comprehensive loss, with the fair value included as a liability on the Company's unaudited condensed consolidated statements of financial condition. The Company has reclassified $4.3 million and $3.9 million from other comprehensive loss as additional interest expense for the three months ended March 31, 2010 and 2009, respectively. Based on current interest rate assumptions and assuming no additional interest rate swap agreements are entered into, the Company expects to reclassify $17.2 million or $9.8 million after tax, from other comprehensive loss as additional interest expense over the next 12 months.

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

        Future minimum payments under leases, lease commitments and other non-cancellable contractual obligations with remaining terms greater than one year as of March 31, 2010 are as follows (in thousands):

Years ending December 31
2010—remainder	$22,152
2011	30,144
2012	23,469
2013	15,410
2014	8,765
Thereafter	15,065

Total(1)	$115,005

(1)
Minimum payments have not been reduced by minimum sublease rental income of $0.5 million due in the future under noncancellable subleases.

        Total rental expense for all operating leases was approximately $4.4 million and $5.3 million for the three months ended March 31, 2010 and 2009, respectively.

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

        Loan Commitments—From time to time, the Company makes loans to its financial advisors, primarily to newly recruited advisors to assist in the transition process. Due to timing differences, the Company may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the financial advisor joining the Company, and may be forgivable. The Company had no significant unfunded commitments at March 31, 2010 and December 31, 2009.

        Litigation—The Company has been named as a defendant in various legal actions, including arbitrations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty what the eventual loss or range of loss related to such matters will be. The Company recognizes a legal liability when it believes it is probable a liability has occurred and the amount can be reasonably estimated. Defense costs are expensed as incurred and classified as professional services within the unaudited condensed consolidated statements of income. When there is indemnification or insurance, the Company may engage in defense of settlement and subsequently seek reimbursement for such matters.

        In connection with various acquisitions, and pursuant to the purchase and sale agreements, the Company has received third-party indemnification for certain legal proceedings and claims. These matters have been defended and paid directly by the indemnifying party.

        On October 1, 2009, LPL Holdings, Inc., a subsidiary of the Company, received written notice from a third-party indemnitor under a certain purchase and sale agreement asserting that it is no longer obligated to indemnify the Company for certain claims under the provisions of the purchase and sale agreement. The Company believes that this assertion is without merit and has commenced litigation to enforce its indemnity rights. Additionally, the Company may settle certain legal claims before they are resolved with the indemnifying party.

        The Company believes, based on the information available at this time, after consultation with counsel, consideration of insurance, if any, and the indemnifications provided by the third-party indemnitors, notwithstanding the assertions by an indemnifying party noted in the preceding paragraph, that the outcome of such matters will not have a material adverse impact on unaudited condensed consolidated statements of financial condition, income or cash flows.

        Other Commitments—As of March 31, 2010, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $311.6 million, which it can sell or repledge. Of this amount, approximately $157.7 million has been pledged or sold as of March 31, 2010; $136.5 million was pledged to banks in connection with unutilized secured margin lines of credit, $12.8 million was pledged with client-owned securities to the Options Clearing Corporation, and $8.4 million was loaned to the Depository Trust Company ("DTC") through participation in its

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Stock Borrow Program. As of December 31, 2009, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $227.9 million, which it can sell or repledge. Of this amount, approximately $158.8 million has been pledged or sold as of December 31, 2009; $141.6 million was pledged to banks in connection with unutilized secured margin lines of credit, $10.0 million was pledged with client-owned securities to the Options Clearing Corporation, and $7.2 million was loaned to the DTC through participation in its Stock Borrow Program.

        In August of 2007, pursuant to agreements with a large global insurance company, LPL Financial began providing brokerage, clearing and custody services on a fully disclosed basis; offering its investment advisory programs and platforms; and providing technology and additional processing and related services to its financial advisors and their clients. The terms of the agreements are five years, subject to additional 24-month extensions. Termination fees may be payable by a terminating or breaching party depending on the specific cause of termination.

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

        The Company recognizes share-based compensation expense related to employee stock option awards based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized $2.5 million and $1.2 million of share-based compensation related to the vesting of employee stock option awards during the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $29.9 million, which is expected to be recognized over a weighted-average period of 3.77 years.

        The Company recognizes share-based compensation expense for non-employee awards based on the fair value of awards at each interim reporting period. The Company recognized $0.6 million and $0.2 million of share based compensation during the three months ended March 31, 2010 and 2009, respectively, related to the vesting of stock options and warrants awarded to non-employees. As of March 31, 2010, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $12.2 million for non-employees, which is expected to be recognized over a weighted-average period of 4.11 years.

        The following table presents the weighted-average assumptions used by the Company in calculating the fair value of its stock options and warrants with the Black-Scholes valuation model that have been granted during the three months ended March 31, 2010 and 2009:

	2010	2009
Expected life (in years)	6.51	8.81
Expected stock price volatility	50.32%	48.67%
Expected dividend yield	—	—
Annualized forfeiture rate	4.99%	3.00%
Fair value of options	$12.34	$10.40
Risk-free interest rate	2.79%	2.45%

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The Company estimates the expected term for its employee option awards using the simplified method in accordance with Staff Accounting Bulletin 110, Certain Assumptions Used in Valuation Methods, because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. The Company estimates the expected term for its non-employee stock options and warrants using the contractual term. Expected volatility is calculated based on companies of similar growth and maturity and the Company's peer group in the industry in which the Company does business because the Company does not have sufficient historical volatility data. The Company will continue to use peer group volatility information until historical volatility of the Company is available to measure expected volatility for future grants. In the future, as the Company gains historical data for volatility of its own stock and the actual term over which stock options and warrants are held expected volatility and the expected term may change, which could substantially change the grant-date fair value of future awards of stock options and warrants and, ultimately, compensation recorded on future grants.

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

        The following table summarizes the Company's activity in its stock option and warrant plans for the three months ended March 31, 2010:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options and warrants outstanding—December 31, 2009	22,702,469	$6.99
Granted	68,776	23.41
Exercised	(397)	22.82
Forfeited	(60,058)	23.30

Options and warrants outstanding—March 31, 2010	22,710,790	$7.00	4.76	$472,708

Options and warrants exercisable—March 31, 2010	18,221,524	$3.05	3.74	$451,193

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        The following table summarizes information about outstanding stock option and warrant awards:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
At March 31, 2010:
$1.07–$2.38	17,185,660	3.50	$1.74	17,185,660	$1.74
$10.30–$19.74	948,799	8.65	18.30	198,876	16.74
$21.60–$22.08	2,209,650	9.18	22.02	124,499	21.60
$23.02–$27.80	2,366,681	8.24	26.58	712,489	27.49

	22,710,790	4.76	$7.00	18,221,524	$3.05

2008 Nonqualified Deferred Compensation Plan

        On November 19, 2008, the Company established an unfunded, unsecured deferred compensation plan to permit employees and former employees that hold non-qualified stock options issued under the 2005 Stock Option Plan for Incentive Stock Options and 2005 Stock Option Plan for Non-qualified Stock Options that were to expire in 2009 and 2010, to receive stock units under the 2008 Nonqualified Deferred Compensation Plan. Stock units represent the right to receive one share of common stock. Distribution will occur at the earliest of (a) a date in 2012 to be determined by the Board of Directors; (b) a change in control of the Company; or (c) death or disability of the participant. Issuance of stock options for stock units, which occurred in December 2008, is not taxable for federal and state income tax purposes until the participant receives a distribution under the deferred compensation plan. At March 31, 2010, the Company had 2,823,452 stock units outstanding under the 2008 Nonqualified Deferred Compensation Plan.

2000 Stock Bonus Plan

        The Company's financial advisors participate in the fifth amended and restated 2000 Stock Bonus Plan (the "Stock Bonus Plan"), which provided for the grant and allocation of bonus credits. Each bonus credit represented the right to receive shares of common stock. Participation in the Stock Bonus Plan was dependent upon meeting certain eligibility criteria, and bonus credits were allocated to eligible participants based on certain performance metrics, including amount and type of commissions, as well as tenure with the firm. Bonus credits vested annually in equal increments over a three-year period and expired on the tenth anniversary following the date of grant. Unvested bonus credits held by financial advisors who terminated prior to vesting were forfeited and reallocated to other financial advisors eligible under the plan. In 2008, the Company amended and restated its Stock Bonus Plan to provide the financial advisors with physical ownership of common stock of the Company. Consequently, on December 28, 2008, the Company issued 7,423,973 restricted shares. These restricted shares are entitled to vote but may not be sold, assigned or transferred and are not entitled to receive dividends or non-cash distributions, until either a sale of the Company that constitutes a change in control or an initial public offering.

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

Director Restricted Stock Plan

        In March 2010, the Company established a Director Restricted Stock Plan (the "Director Plan"). Eligible participants include non-employee directors who are in a position to make a significant contribution to the success of the Company. Restricted stock awards vest on the second anniversary of the date of grant and upon termination of service, unvested awards shall immediately be forfeited. On March 15, 2010, the Company issued 6,408 restricted stock awards to certain of its directors at a fair value of $23.41 per share. A summary of the status of the Company's restricted stock awards under the Director Plan as of and for the three months ending March 31, 2010 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	—	$—
Granted	6,408	23.41
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2010	6,408	$23.41

        The Company accounts for restricted stock awards granted to its non-employee directors by measuring such awards at their grant date fair value. Share-based compensation expense is recognized ratably over the requisite service period, which generally equals the vesting period. As of March 31, 2010, total unrecognized compensation cost was $0.2 million, which is expected to be recognized over a weighted-average remaining period of 1.96 years.

12.   RELATED PARTY TRANSACTIONS

        AlixPartners, LLP ("AlixPartners"), a company majority-owned by one of the Company's majority shareholders, provides consulting services pursuant to an agreement for interim management and consulting services. The Company paid $0.6 million to AlixPartners during the three months ended March 31, 2009.

        Artisan Partners Limited Partnership ("Artisan"), a company majority-owned by one of the Company's majority shareholders, pays fees in exchange for product distribution and record-keeping services. During the three months ended March 31, 2010 and 2009, the Company earned $0.6 million and $0.3 million, respectively, in fees from Artisan. Additionally, as of March 31, 2010 and December 31, 2009, Artisan owed the Company $0.6 million and $0.5 million, respectively, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the unaudited condensed consolidated statements of financial condition.

        American Beacon Advisor, Inc. ("Beacon"), a company majority-owned by one of the Company's majority shareholders, pays fees in exchange for product distribution and record-keeping services. During the three months ended March 31, 2010 and 2009, the Company earned $0.1 million and, $0.1 million, respectively, in fees from Beacon. Additionally, as of March 31, 2010 and December 31,

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2009, Beacon owed the Company $0.1 million and $0.1 million, respectively, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the unaudited condensed consolidated statements of financial condition.

        Genworth Financial, Inc. ("Genworth"), a company majority-owned by one of the Company's majority shareholders, pays fees in exchange for product distribution and record-keeping services. During the three months ended March 31, 2010 and 2009, the Company earned $0.1 million in fees from Genworth.

        XOJET, Inc. ("XOJET"), a company majority-owned by one of the Company's majority shareholders, provides chartered aircraft services. The Company paid $0.1 million to XOJET during the three months ended March 31, 2010.

        Certain entities affiliated with SunGard Data Systems Inc. ("SunGard"), a company majority-owned by one of the Company's majority shareholders, provide data center recovery services. The Company paid $0.1 million to SunGard during the three months ended March 31, 2010.

        Blue Frog Solutions, Inc. ("Blue Frog"), a privately held technology company in which the Company holds an equity interest, provides software licensing for annuity order entry and compliance. The Company paid $0.7 million and $0.5 million to Blue Frog for such services during the three months ended March 31, 2010 and 2009, respectively.

        In conjunction with the acquisition of UVEST Financial Services Group, Inc. ("UVEST"), the Company made full-recourse loans to certain members of management (also selling stockholders), most of whom are now stockholders of the Company. In February 2010, the Company forgave approximately $0.4 million to a stockholder. As of March 31, 2010 and December 31, 2009, outstanding stockholder loans, which are reported as a deduction from stockholders' equity, were approximately $0.1 million and $0.5 million, respectively.

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

        Net capital and net capital requirements for the Company's broker-dealer subsidiaries as of March 31, 2010 are presented in the following table (in thousands):

	Net Capital	Minimum Net Capital Required	Excess Net Capital
LPL Financial Corporation	$102,639	$6,646	$95,993
UVEST Financial Services Group, Inc.	10,874	1,656	9,218

Total	$113,513	$8,302	$105,211

        In connection with the consolidation of the Affiliated Entities; Associated, MSC and WFG have ceased operations but continue to be required to meet certain regulatory requirements until such time that their broker-dealer license withdrawals are complete. At March 31, 2010, Associated, MSC and

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

WFG had net capital of $3.0 million, $14.7 million and $1.8 million, respectively, which was $2.8 million, $14.4 million and $1.7 million, respectively, in excess of their minimum net capital requirements.

        LPL Financial is a clearing broker-dealer and UVEST is an introducing broker-dealer. Prior to the cessation of operations, Associated, MSC and WFG were introducing broker-dealers.

        PTC is also subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's unaudited condensed consolidated financial statements. As of March 31, 2010 and December 31, 2009, the Company and PTC have met all capital adequacy requirements to which it is subject.

        The Company operates in a highly regulated industry. Applicable laws and regulations restrict permissible activities and investments. These policies require compliance with various financial and financial advisor related regulations. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, the Company is also subject to comprehensive examinations and supervision by various governmental and self-regulatory agencies. These regulatory agencies generally have broad discretion to prescribe greater limitations on the operations of a regulated entity for the protection of investors or public interest. Furthermore, where the agencies determine that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with the laws and regulations or with the supervisory policies, greater restrictions may be imposed.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        UVEST is engaged in buying and selling securities and other financial instruments for clients of financial advisors and institutions. Such transactions are introduced and cleared through a third-party clearing firm on a fully disclosed basis. While introducing broker-dealers generally have less risk than clearing firms, their clearing agreements expose them to credit risk in the event that their clients don't fulfill contractual obligations with the clearing broker-dealer.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a leading provider of technology, brokerage and investment advisory services through business relationships with independent financial advisors, financial advisors employed by financial institutions, registered investment advisors ("RIAs") and financial institutions (collectively, our "financial advisors and institutions"). Through our proprietary technology, custody and clearing platforms, we provide our financial advisors and institutions with access to a broad array of financial products and services that enable them to provide independent financial advice and brokerage services to retail investors (their "clients").

        Our revenues are derived primarily from fees and commissions from products and advisory services offered by our financial advisors and institutions to their clients, a substantial portion of which we pay out to our financial advisors and institutions, as well as fees we receive from our financial advisors and institutions for use of our technology, custody and clearing platforms. We also generate asset management-based fees through a distribution of financial products for a broad range of product manufacturers. Under our self-clearing platform, we custody the majority of client assets invested in these products, which includes providing statements, transaction processing and ongoing account management. In return for these services, mutual funds, insurance companies, banks and other product manufacturers pay us fees based on asset levels or accounts managed. We also earn fees for margin lending to clients of our financial advisors and institutions.

How We Evaluate Growth

        We focus on several key financial and non-financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics as of and for the three months ended March 31, 2010 and 2009 are as follows:

	March 31,
	2010	2009	% Change
Non-Financial Metrics
Financial advisors(1)	12,026	12,294	(2.2)%
Total funded client accounts(2) (in millions)	3.94	3.46	N/M
Advisory and brokerage assets(3)(4) (in billions)	$284.6	$231.7	22.8%
Financial Metrics
Revenue growth from prior year	15.6%	(19.5)%
Recurring revenue as a % of net revenue(5)	60.1%	55.0%
Gross margin(6) (in millions)	$230.2	$200.4
Gross margin as a % of net revenue	31.0%	31.2%
Net income (in millions)	$25.6	$14.8
Non-GAAP net income(7) (in millions)	$27.9	$14.6
Adjusted EBITDA (in millions)	$105.5	$81.9

(1)
Financial advisors are defined as those investment professionals who are licensed to do business with our broker-dealer subsidiaries.

(2)
Represents custodied, networked and non-networked client accounts that have been funded. In the third quarter of 2009, we enhanced our methodology for calculating client accounts to include networked variable annuities that were not previously available. This change resulted in an increase of 0.61 million client accounts.

(3)
Advisory and brokerage assets are comprised of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of recruiting and net of attrition.

(4)
In our Quarterly Report on Form 10-Q filed on May 14, 2009, we disclosed our advisory and brokerage assets as of March 31, 2009 as $246.6 billion. Due to an administrative error, this number was misreported. The correct number for our advisory and brokerage assets as of March 31, 2009 is $231.7 billion.

(5)
Revenue is derived from recurring sources such as advisory fees, asset-based fees, trailing commission fees, fees related to our cash sweep programs, interest earned on margin accounts and technology and service fees. In 2009, we revised our definition of recurring revenues. Accordingly, prior period amounts have been recast to reflect this change.

(6)
Gross margin is calculated as net revenues less production expenses, which include commissions and advisory fees as well as brokerage, clearing and exchange fees.

(7)
The term "GAAP" in the following explanation refers to generally accepted accounting principles in the United States. We provide non-GAAP net income that excludes after-tax restructuring charges of $2.4 million for the three months ended March 31, 2010 related to the restructuring of certain of our broker-dealer subsidiaries, and includes a $0.2 million credit for the three months ended March 31, 2009 related to an overall reduction in our workforce and a resulting change in estimate. We believe this measure provides investors with greater transparency by helping illustrate the underlying financial and business trends relating to our results of operations and financial condition and comparability between current and prior periods.

Non-GAAP net income has limitations as an analytical tool, and should be used in addition to, and not as a substitute for, measures of our financial performance prepared in accordance with GAAP. Non-GAAP net income may be defined differently from time to time and may be defined differently than similar terms used by other companies.

EBITDA and Adjusted EBITDA

        EBITDA is defined as net income plus non-operating interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA, as we use it, is EBITDA adjusted to exclude certain non-cash charges, excluded items and other adjustments set forth below. We believe that the presentation of EBITDA and Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in our senior credit facilities.

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

        Set forth below is a reconciliation from our net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2010 and 2009:

	2010	2009
	(in thousands)
Net income	$25,554	$14,797
Interest expense(a)	24,336	25,941
Income tax expense	19,162	11,988
Depreciation and amortization	25,590	27,395

EBITDA(e)	94,642	80,121
Non-cash items(b)	2,536	1,225
Excluded items(c)	7,920	(327)
Other adjustment items(d)	358	923

Adjusted EBITDA(e)	$105,456	$81,942

(a)
Represents non-operating interest expense from borrowings under our senior credit facilities, senior unsecured subordinated notes and revolving line of credit facility, as defined under the terms of our credit agreement.

(b)
Represents share-based compensation expense for our employee stock option awards, as permitted under the terms of our credit agreement.

(c)
Represents certain excluded expenses including organizational restructuring charges and other items, as permitted under the terms of our credit agreement.

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

Economic Overview and Impact of Financial Market Events

        During the first quarter of 2010, the equity and fixed income markets continued the positive trends that were observed toward the latter half of 2009. This vast improvement from the market lows that occurred in March of 2009 is reflected in the daily S&P 500, which averaged 1,124 during the first quarter of 2010, 39.1% above the average of 808 in the comparable prior year period. This rebound has positively influenced our advisory and brokerage assets and improved those revenue sources which are directly driven by asset-based pricing. Despite the market's trending recovery, overall economic activity including consumer discretionary income, employment and consumer confidence remained weak.

        In response to the market turbulence and overall economic environment, the central banks including the Federal Reserve, have maintained historically low interest rates. The average effective rate for federal funds was 0.13% in the first quarter of 2010, compared to 0.12% for the fourth quarter of 2009 and 0.18% for the first quarter of 2009. The low interest rate environment negatively impacts our revenues from client assets in our cash sweep programs.

        While our business has improved as a result of the more favorable environment, our outlook remains cautiously optimistic and we persist in our efforts to reduce costs and control our expenditures. We continue to realize cost reductions as a result of our 2008 strategic business review and cost reduction measures. In addition, we estimate the 2009 consolidation of our Affiliated Entities will result in approximately $24.0 million of annual cost savings beginning in 2010.

        We continue to attempt to mitigate the impact of financial market events on our earnings with a strategic focus on attractive growth opportunities such as business development from recruiting and through efficiency initiatives and expense management activities described earlier. We plan to continue these efforts into future periods as they may help mitigate some of the negative financial risks associated with volatile market conditions and bolster our growth capabilities. We remain focused on retaining our financial advisors and institutions and enabling them to provide their clients with independent and unbiased financial advice. This strategy is a key advantage and we believe it provides sustainable success for our financial advisors and institutions and our firm.

Results of Operations

        The following discussion presents an analysis of our results of operations for the three months ended March 31, 2010 and 2009. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended March 31,
	2010	2009	% Change
	(in thousands)
Revenues
Commissions	$388,972	$347,220	12.0%
Advisory fees	206,330	163,905	25.9%
Asset-based fees	71,450	62,654	14.0%
Transaction and other fees	67,363	61,338	9.8%
Other	9,291	7,861	18.2%

Net revenues	743,406	642,978	15.6%

Expenses
Production	513,202	442,531	16.0%
Compensation and benefits	73,575	66,978	9.8%
General and administrative	53,237	49,871	6.7%
Depreciation and amortization	25,590	27,395	(6.6)%
Restructuring charges	3,949	(327)	N/M
Other	4,777	3,720	28.4%

Total operating expenses	674,330	590,168	14.3%

Non-operating interest expense	24,336	25,941	(6.2)%
Loss on equity method investment	24	84	(71.4)%

Total expenses	698,690	616,193	13.4%

Income before provision for income taxes	44,716	26,785	66.9%
Provision for income taxes	19,162	11,988	59.8%

Net income	$25,554	$14,797	72.7%

N/M Not Meaningful.

Revenues

Commissions

        Transaction-based commission revenues represent gross commissions generated by our financial advisors and institutions, primarily from commissions earned on the sale of various products such as fixed and variable annuities, mutual funds, general securities, alternative investments and insurance. We also earn trailing commission type revenues (a commission that is paid over time such as 12(b)-1 fees) on mutual funds and variable annuities held by clients of our financial advisors and institutions. Trail commissions are recurring in nature and are earned based on the current market value of previously purchased investments.

        The following table sets forth our commission revenue, by product category included in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	% Total	2009	% Total
Variable annuities	$155,692	40.0%	$129,443	37.3%
Mutual funds	115,001	29.6%	82,822	23.9%
Fixed annuities	33,888	8.7%	60,153	17.3%
Equities	24,106	6.2%	20,086	5.8%
Fixed income	21,012	5.4%	15,637	4.5%
Alternative investments	20,018	5.1%	17,321	5.0%
Insurance	18,678	4.8%	21,101	6.0%
Other	577	0.2%	657	0.2%

Total commission revenue	$388,972	100.0%	$347,220	100.0%

        Commission revenue increased by $41.8 million, or 12.0%, for the three months ended March 31, 2010 compared with 2009. In comparison to the prior year, trail-based commissions increased significantly as a result of improved market conditions as well as growth in assets eligible for trail payment. Transaction-based commissions increased slightly, also as a result of market conditions. In particular, more market sensitive products such as mutual funds and variable annuities experienced an increase over the prior year period, which was partially offset by decreased sales of products with more predictable cash flows such as fixed annuities and insurance products.

Advisory fees

        Advisory fee revenues represent fees charged by us and our financial advisors and institutions to clients based on the value of assets under management.

        Advisory fees increased by $42.4 million, or 25.9%, for the three months ended March 31, 2010 compared with 2009. The increase is primarily due to the effect of the rebounding market, which prompted a significant increase on the value of our client assets in advisory programs. Our advisory assets increased 40.9% from $57.5 billion at March 31, 2009 to $81.0 billion at March 31, 2010.

Asset-based fees

        Asset-based fees are comprised of fees from cash sweep vehicles, our product manufacturer sponsorship programs, and sub-transfer agency and networking services. Pursuant to contractual arrangements, uninvested cash balances in client accounts are swept into either insured deposit accounts at various banks or third-party money market funds, for which we receive fees, including administrative and record-keeping fees based on account type and the invested balances. In addition, we receive fees from certain product manufacturers in connection with programs that support our marketing and sales-force education and training efforts. We also earn fees on mutual fund assets for which we provide administrative and record-keeping services as a sub-transfer agent. Our networking fees represent fees paid to us by mutual fund and annuity product manufacturers in exchange for administrative and record-keeping services that we provide to clients of our financial advisors and institutions. Networking fees are correlated to the number of positions we administer, not the value of assets under administration.

        Asset-based fees increased by $8.8 million, or 14.0%, for the three months ended March 31, 2010 compared with 2009. This increase was primarily due to higher sponsor and record-keeping related revenues, which were driven by improved market conditions and the conversion of our Affiliated Entities to the LPL Financial self-clearing platform. This trend was partially offset by a decrease in assets held in our cash sweep programs and the depressed interest rate environment as reflected by the average effective federal funds rate and its influence on fees associated with our cash sweep programs. For the three months ended March 31, 2010, the effective federal funds rate averaged 0.13% compared to 0.18% for the three months ended March 31, 2009. Assets in our cash sweep programs averaged $18.4 billion and $22.5 billion for the three months ended March 31, 2010 and 2009, respectively.

Transaction and other fees

        Revenues earned from transaction and other fees primarily consist of transaction fees and ticket charges, subscription fees, IRA custodian fees, contract and license fees, conference fees and small/inactive account fees. We charge fees to our financial advisors and institutions and their clients for executing transactions in brokerage and fee-based advisory accounts. We earn subscription fees for the software and technology services provided to our financial advisors and institutions and on IRA custodial services that we provide for their client accounts. We charge monthly administrative fees to our financial advisors and institutions, as well as regulatory licensing fees. We charge fees to product manufacturers for participating in our training and marketing conferences and fees to our financial advisors and institutions and their clients for accounts that fail to meet certain specified thresholds of size or activity.

        Transaction and other fees increased by $6.0 million, or 9.8%, for the three months ended March 31, 2010 compared with 2009. This increase is primarily attributed to fees associated with financial advisors and institutions and their client accounts that have transitioned to our self-clearing platform. We also had an increase of $2.5 million in conference related revenues for conferences that occurred in 2010 but were not held in the prior year. In addition, there was an increase of $3.0 million in charges to financial advisors and institutions for insurance programs and licensing fees.

Other revenue

        Other revenue includes marketing re-allowances from certain product manufacturers as well as interest income from client margin accounts and cash equivalents, net of operating interest expense.

        Other revenue increased by $1.4 million, or 18.2%, for the three months ended March 31, 2010 compared with 2009. The increase is due primarily to improved market conditions, which drove higher direct investment marketing allowances received from product sponsor programs.

Expenses

Production expenses

        Production expenses consist of commissions and advisory fees as well as brokerage, clearing and exchange fees. We pay out the majority of commissions and advisory fees received from sales or services provided by our financial advisors and institutions. Substantially all of these pay-outs are variable and correlated to the revenues generated by each financial advisor and institution.

        Production expenses increased by $70.7 million, or 16.0%, for the three months ended March 31, 2010 compared with 2009. This increase is correlated with our commission and advisory revenues, which increased by 16.5% during the same period. Our production payout averaged 84.8% for the three months ended March 31, 2010 and 85.0% for the three months ended March 31, 2009.

Compensation and benefits

        Compensation and benefits expense includes salaries and wages, and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and contractors.

        Compensation and benefits increased by $6.6 million, or 9.8%, for the three months ended March 31, 2010 compared with 2009. The increase is primarily attributed to the restoration of certain employee benefits in the current year period that were suspended in 2009 as a result of our cost management initiatives. Our average number of full-time employees was 2,464 and 2,463 for the three months ended March 31, 2010 and 2009, respectively.

General and administrative expenses

        General and administrative expenses include promotional fees, occupancy and equipment, communications and data processing, regulatory fees, travel and entertainment and professional services.

        General and administrative expenses increased by $3.4 million, or 6.7%, for the three months ended March 31, 2010 compared with 2009. The increase compared to the prior year is due to aggressive cost reduction measures that took place in the first quarter of 2009 due to our ongoing strategic business review. As market conditions improve, we have cautiously reinstated certain levels of general and administrative expenses that are necessary to support the growth and service to our financial advisors and institutions. During the quarter we reinstated certain conference services, which contributed to increases of $1.7 million in promotional fees and $1.4 million in professional fees.

Depreciation and amortization

        Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets represent significant intangible assets established through our acquisitions, as well as fixed assets which include internally developed software, hardware, leasehold improvements and other equipment.

        Depreciation and amortization expense decreased by $1.8 million, or 6.6%, for the three months ended March 31, 2010 compared with 2009. The decrease is attributed to lower asset balances resulting from asset impairments that were recorded in the third and fourth quarter of 2009 in the consolidation of our Affiliated Entities.

Restructuring charges

        Restructuring charges represent expenses incurred as a result of our 2009 consolidation of the Affiliated Entities as well as a credit in 2009 for changes in estimates attributed to our 2008 strategic business review.

        Restructuring charges were $3.9 million for the three months ended March 31, 2010, which includes charges incurred for severance and termination benefits of $1.8 million, contract termination costs of $0.4 million, asset impairment charges of $0.2 million and $1.5 million in other expenditures principally relating to the conversion and transfer of financial advisors and their client accounts from the Affiliated Entities to LPL Financial. In the first quarter of 2009, we recorded $0.3 million in adjustments that reduced previously estimated restructuring charges related to our 2008 strategic business review.

Other expenses

        Other expenses include bank fees, other taxes, bad debt expense and other miscellaneous expenses.

        Other expenses increased by $1.1 million, or 28.4%, for the three months ended March 31, 2010 compared with 2009. The increase is primarily due to an increase in bad debt expense.

Interest expense

        Interest expense includes non-operating interest expense for our senior secured term loan, senior unsecured subordinated notes and revolving line of credit facility.

        Interest expense decreased by $1.6 million, or 6.2%, for the three months ended March 31, 2010 compared with 2009. The decline reflects a decrease in the average principal amount of debt outstanding due primarily to borrowings on our revolving credit facility. Our average outstanding borrowing activity in the revolving and uncommitted line of credit facilities have decreased by $81.8 million from $90.0 million for the three months ended March 31, 2009 to $8.2 million for the three months ended March 31, 2010.

Loss on equity method investment

        Loss on equity method investment represents our share of losses related to our investment in a privately held technology company.

        Loss on equity method investment decreased by $0.1 million, or 71.4%, for the three months ended March 31, 2010 compared with 2009.

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

        During the three months ended March 31, 2010, we recorded income tax expense of $19.2 million compared with an income tax expense of $12.0 million for the three months ended March 31, 2009. Our effective income tax rate was 42.9% and 44.8% for the three months ended March 31, 2010 and 2009, respectively. The effective rates reflect the impact of state taxes, settlement contingencies and expenses that are not deductible for tax purposes.

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

        A summary of changes in cash flow data is provided as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net cash flows (used in) provided by:
Operating activities	$(86,022)	$103,885
Investing activities	(3,775)	(1,905)
Financing activities	35,964	(1,825)

Net (decrease) increase in cash and cash equivalents	(53,833)	100,155
Cash and cash equivalents—beginning of period	378,594	219,239

Cash and cash equivalents—end of period	$324,761	$319,394

        Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.

        Net cash used in operating activities for the three months ended March 31, 2010 was $86.0 million, compared to net cash provided by operating activities of $103.9 million for the three months ended March 31, 2009. Net cash used in or provided by operating activities includes net income adjusted for non-cash expenses such as depreciation and amortization, restructuring charges, share-based compensation, deferred income tax provision and changes in operating assets and liabilities. Operating assets and liabilities include balances related to settlement and funding of client transactions, receivables from product sponsors and accrued commissions and advisory fees due to our financial advisors and institutions. Those operating assets and liabilities which arise from the settlement and funding of client transactions can fluctuate significantly from period to period depending on overall trends and client behaviors.

        Net cash used in investing activities for the three months ended March 31, 2010 and March 31, 2009, totaled $3.8 million and $1.9 million, respectively. The increase for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is principally due to a $2.5 million deposit to the escrow account in the first quarter of 2010 (See Note 3 of our unaudited condensed consolidated financial statements).

        Net cash provided by financing activities for the three months ended March 31, 2010 was $36.0 million, compared to net cash used in financing activities of $1.8 million for the three months ended March 31, 2009. The increase in cash provided by financing activities for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is primarily related to proceeds of $40.0 million from our bank loans in the first quarter of 2010.

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

        Our registered broker-dealers are subject to the SEC's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial and Associated compute net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from financial advisors and institutions' transactions plus 1% of net commission payable, as defined. LPL Financial is also subject to the Commodity Futures Trading Commission's minimum financial requirements, which require that it maintain net capital, as defined, equal to 4% of financial advisor and institution funds required to be segregated pursuant to the Commodity Exchange Act, less the market value of certain commodity options, all as defined. UVEST, MSC and WFG all compute net capital requirements under the aggregate indebtedness method, which requires firms to maintain minimum net capital, as defined, of not less than 6.67% of aggregate indebtedness plus 1% of net commission payable, also as defined.

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

Indebtedness

        As of March 31, 2010, we had outstanding $817.1 million of borrowings under our senior secured credit facilities and $550.0 million of senior unsecured subordinated notes. The senior secured credit facilities also include a $218.2 million revolving credit facility, $10.0 million of which is currently being utilized to support the issuance of an irrevocable letter of credit issued for the benefit of PTC.

        On January 25, 2010, we amended our senior secured credit facilities to increase our revolving credit facility from $100.0 million to $218.2 million. We also extended the maturity of a $163.5 million tranche of our revolving facility to June 28, 2013, with the remaining $54.7 million tranche maturing at the original maturity date of December 28, 2011. The tranche maturing in 2013 is priced at LIBOR + 3.50% with a commitment fee of 0.75%. The tranche maturing in 2011 maintains its current pricing of LIBOR + 2.00% with a commitment fee of 0.375%.

        We also maintain uncommitted lines of credit, one of which has an unspecified limit, primarily dependent on our ability to provide sufficient collateral. Additionally, in an effort to mitigate interest rate risk, we maintain interest rate swap agreements to hedge the variability on $400.0 million of our floating rate senior secured credit facilities.

Interest Rate and Fees

        Borrowings under our senior secured credit facilities bear interest at a base rate equal to the one, two, three, six, nine or twelve-month LIBOR plus our applicable margin, or an ABR plus our applicable margin. The ABR is equal to the greater of the prime rate or the effective federal funds rate plus 1/2 of 1.00%. The applicable margin for borrowings is currently 1.00% or 2.50% with respect to the base rate borrowings and 2.00% or 3.50% with respect to LIBOR borrowings under the revolving credit facility, and 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings under the senior secured term loan facility. The applicable margin on the senior secured term loan facility could change depending on our credit rating.

        In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rates at March 31, 2010 are 0.375% or 0.75% per annum, but are subject to changes depending on our leverage ratio. We must also pay customary letter of credit fees.

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

        Our covenant requirements and pro forma ratios for the twelve month period ended March 31, 2010 are as follows:

Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	4.40	3.08
Interest Coverage (Minimum)	2.25	3.97

        Set forth below is a reconciliation from our net income to EBITDA and Adjusted EBITDA for the trailing twelve months ending March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
	(in thousands)
Net income	$58,277	$48,628
Interest expense(a)	99,317	111,332
Income tax expense	32,221	50,623
Depreciation and amortization	106,491	104,235

EBITDA	296,306	314,818
Non-cash items(b)	25,289	9,569
Excluded items(c)	54,599	15,301
Other adjustment items(d)	3,383	12,917

Adjusted EBITDA	379,577	352,605
Pro-forma adjustments(e)	—	113

Adjusted EBITDA as defined under the Credit Agreement	$379,577	$352,718

(a)
Represents non-operating interest expense from borrowings under our senior credit facilities, senior unsecured subordinated notes and revolving line of credit facility, as defined under the terms of our credit agreement.

(b)
Represents asset impairment charges related to organizational restructuring and share-based compensation expense for our employee stock awards, as defined under the terms of our credit agreement. For the trailing twelve months March 31, 2009, we also incurred compensation benefits pursuant to the purchase and sale agreements of certain acquisitions, as defined under the terms of our credit agreement.

(c)
Represents certain excluded expenses including organizational restructuring charges and other items, as defined under the terms of our credit agreement.

(d)
Represents acquisition and integration related expenses including legal and other professional fees and retention payments, as defined under the terms of our credit agreement.

(e)
Includes pro-forma adjustments for general and administrative expenditures from our acquisition and resulting shutdown of IFMG Securities, Inc., Independent Financial Marketing Group, Inc. and LSC Insurance Agency of Arizona, Inc., as defined under the terms of our credit agreement.

Interest Rate Swaps

        An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. We use interest rate swap agreements to hedge the variability on our floating rate for $400.0 million of our term loan under our senior secured credit facility. We are required to pay the counterparty to the agreement fixed interest payments on a notional balance and in turn receive variable interest payments on that notional balance. Payments are settled quarterly on a net basis. As of March 31, 2010, we assessed our interest rate swaps as being highly effective and we expect them to continue to be highly effective. While approximately $417.1 million of our term loan remains unhedged as of March 31, 2010, the risk of variability on our floating interest rate is partially mitigated by our client margin loans on which we carry floating interest rates. At March 31, 2010, our receivables from clients for margin loan activity were approximately $222.6 million.

Senior Unsecured Subordinated Notes

        Our senior unsecured subordinated notes are due in 2015 and bear interest at 10.75% per annum. Interest payments are payable semi-annually in arrears. We are not required to make mandatory redemption or sinking fund payments with respect to the notes and at March 31, 2010, $550.0 million was still outstanding. We may voluntarily repurchase our senior unsecured subordinated notes at any time, pursuant to certain prepayment penalties.

Off-Balance Sheet Arrangements and Contractual Obligations

        We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our financial advisors' or institutions' clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Notes 10 and 14 to our unaudited condensed consolidated financial statements.

        The following table provides information with respect to our commitments and obligations as of March 31, 2009:

	Payments due by period
	Total	< 1 year	1-3 years	4-5 years	> 5 years
	(in thousands)
Leases and Other Obligations(1)	$115,005	$29,688	$49,929	$22,099	$13,289
Bank Loans Payable—unsecured	40,000	40,000	—	—	—
Senior Secured Credit Facilities and Senior Unsecured Subordinated Notes(2)(3)	1,367,117	8,424	16,848	791,845	550,000
Fixed Interest Payments	337,505	59,125	118,250	118,250	41,880
Variable Interest Payments(2)(3)	92,617	20,174	64,268	8,175	—
Interest Rate Swap Agreements(2)(3)	17,881	12,189	5,692	—	—

Total Contractual Cash Obligations	$1,970,125	$169,600	$254,987	$940,369	$605,169

(1)
Minimum payments have not been reduced by minimum sublease rental income of $0.5 million due in the future under noncancelable subleases. Note 10 of our unaudited condensed consolidated financial statements provides further detail on operating lease obligations and obligations under non-cancelable service contracts.

(2)
Notes 8 and 9 of our unaudited condensed consolidated financial statements provide further detail on these debt obligations.

(3)
Our senior credit facilities bear interest at floating rates. Of the $817.1 million outstanding at March 31, 2010, we have hedged the variable rate cash flows using interest rate swaps of $400.0 million of principle (see Notes 8 and 9 of our unaudited condensed consolidated financial statements). Variable interest payments are shown for the unhedged ($417.1 million) portion of the senior credit facilities assuming the three-month LIBOR at March 31, 2010 remains unchanged (see Note 8 of our unaudited condensed consolidated financial statements for more information).

        As of March 31, 2010, we reflect a liability for unrecognized tax benefits of $22.5 million, which we have included in income taxes payable on the unaudited condensed consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

Fair Value of Financial Instruments

        We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures.

        We use prices obtained from an independent third-party pricing service to measure the fair value of our trading securities. We validate prices received from the pricing service using various methods including, comparison to prices received from additional pricing services, comparison to available quotes market prices and review of other relevant market data including implied yields of major categories of securities. At March 31, 2010, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

Critical Accounting Policies

        We have disclosed in our unaudited condensed consolidated financial statements and in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2009 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2009 Annual Report on Form 10-K. The accounting principles utilized by us in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.

Recent Accounting Pronouncements

        Refer to Note 2 of our unaudited condensed consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        We bear some market risk on margin transactions affected for our financial advisors' and institutions' clients. In margin transactions we extend credit to clients collateralized by cash and securities in the client's account. As our financial advisors and institutions execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client's account is insufficient to fully cover losses from such investments, and our financial advisors and institutions fail to reimburse us for such losses. The risk of default depends on the creditworthiness of the client. To minimize this risk we assess the creditworthiness of the clients and monitor the margin level daily. Clients are required to deposit additional collateral, or reduce positions, when necessary.

        We also have market risk on the fees we earn that are based on the market value of advisory assets, on which trail commissions are paid and sponsor payments are eligible for receipt. We do not enter into derivatives or other similar financial instruments for trading or speculative purposes.

Interest Rate Risk

        We are exposed to risk associated with changes in interest rates. As of March 31, 2010, all of the outstanding debt under our senior secured credit facilities, $817.1 million, was subject to floating interest rate risk. To provide some protection against potential rate increases associated with our floating senior secured credit facilities, we have entered into derivative instruments in the form of interest rate swap agreements covering a significant portion ($400.0 million) of our senior secured indebtedness. The interest rate swap agreements qualify for hedge accounting and have been designated as cash flow hedges against specific payments due on our senior secured term loan. Accordingly, any interest rate differential is reflected in an adjustment to interest expense over the lives of the interest rate swap agreements. While the unhedged portion of our senior secured debt is subject to increases in interest rates, we believe that this risk is offset with variable interest rates associated with client borrowings. At March 31, 2010, we had $417.1 million in unhedged senior secured borrowings, the variable cost of which is partially offset by variable interest income on $222.6 million of client margin receivables. Because of this relationship, and our expectation for outstanding balances in the future, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes. For a discussion of such interest rate swap agreements, see Note 9 to our unaudited condensed consolidated financial statements.

        We offer our financial advisors and institutions and their clients two primary cash sweep programs that are interest rate sensitive: our bank sweep programs and money market sweep vehicles involving multiple money market fund providers. Our bank sweep programs use multiple non-affiliated banks to provide up to $1.5 million ($3.0 million joint) of FDIC insurance for client deposits custodied at the banks. While clients earn interest for balances on deposit in the bank sweep programs, we earn a fee. Our fees from the bank sweep programs are not based on prevailing interest rates, but may be adjusted in a declining interest rate environment or for other reasons. Changes in interest rates and fees for the bank sweep programs are monitored by our Fee and Rate Setting Committee (the "FRS Committee"), which governs and approves any changes to our fees. By meeting promptly after interest rates change, or for other market or non-market reasons, the FRS Committee balances financial risk of the bank sweep programs with products that offer competitive client yields. However, as short-term interest rates hit lower levels, the FRS Committee may be compelled to lower fees. The average Federal Reserve effective federal funds rate for March 2010 was 0.16%. A change in short-term interest rates of 10 basis points, if accompanied by a commensurate change in fees for our cash sweep programs, could result in an increase or decrease in income before income taxes of $11.4 million on an annual basis (assuming that client balances at March 31, 2010 did not change). Actual impacts may vary depending on interest rate levels, the significance of change, and the FRS Committee's strategy in responding to that change.

Operational Risk

        Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. We operate in diverse markets and are reliant on the ability of our employees and systems to process a large number of transactions. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In the event of a breakdown or improper operation of systems or improper action by employees or financial advisors and institutions, we could suffer financial loss, regulatory sanctions and damage to our reputation. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees, financial advisors and institutions operate within established corporate policies and limits.

Risk Management

        We have established various committees of the Board of Directors to manage the risks associated with our business. Our Audit Committee was established for the primary purpose of overseeing (i) the integrity of our consolidated financial statements, (ii) our compliance with legal and regulatory requirements that may impact our consolidated financial statements or financial operations, (iii) the independent auditor's qualifications and independence and (iv) the performance of our independent auditor and internal audit function. Our Compensation and Human Resources Committee was established for the primary purpose of (i) overseeing our efforts to attract, retain and motivate members of our senior management team in partnership with the Chief Executive Officer, (ii) to carry out the Board's overall responsibility relating to the determination of compensation for all executive officers, (iii) to oversee all other aspects of our compensation and human resource policies and (iv) to oversee our management resources, succession planning and management development activities. We also have established a Risk Oversight Committee comprised of a group of our senior-most executives to oversee the management of our business risks.

        In addition to various committees, we have written policies and procedures that govern the conduct of business by our financial advisors and institutions, our employees, our relationship with clients and the terms and conditions of our relationships with product manufacturers. Our client and financial advisor and institution policies address the extension of credit for client accounts, data and physical security, compliance with industry regulation and codes of ethics to govern employee and financial advisor and institution conduct among other matters.

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

Change in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our 2009 Annual Report on Form 10-K. There have been no material changes in our reportable legal proceedings from those disclosed in our 2009 Annual Report on Form 10-K.

Item 1A.    Risk Factors

        In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully review the factors discussed in Part I, "Item 1A. Risk Factors" in our 2009 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following information relates to all securities issued or sold by us during the three months period ended March 31, 2010. Each of the transactions described below was conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2), on the basis that such transactions did not involve a public offering. There were no underwriters employed in connection with any of the transactions set forth in this Item 2.

        On February 19, 2010, our director, John J. Brennan, acquired 20,000 shares of our common stock at a price per share of $23.41. The transaction was conducted in reliance upon the available exemptions from the registration requirements of Section 4(2) of the Securities Act.

        On March 15, 2010, we issued shares of restricted stock to certain of our non-employee directors pursuant to our Director Restricted Stock Plan. John J. Brennan, James S. Riepe and Jeffrey E. Steifler each received 2,136 shares of restricted stock at a fair value of $23.41. No consideration was paid to the registrant by any recipient of any of the foregoing shares of restricted stock. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2).

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Reserved

Item 5.    Other Information

        None.

Item 6.    Exhibits

3.1	Certificate of Incorporation of LPL Investment Holdings Inc. is incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed on April 30, 2007.
3.2	Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc. dated December 20, 2005 is incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on April 30, 2007.
3.3	Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc. dated March 10, 2006 is incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed on April 30, 2007.
3.4	Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc. dated December 26, 2007 is incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 4, 2008.
3.5	Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc. dated March 31, 2008 is incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on March 31, 2008.
3.6	Amended and Restated Bylaws of LPL Investment Holdings Inc. is incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 3, 2008.

10.1	LPL Investment Holdings Inc. Director Restricted Stock Plan (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL INVESTMENT HOLDINGS INC.
Date: May 7, 2010	By:	/s/ MARK S. CASADY Mark S. Casady Chairman and Chief Executive Officer
Date: May 7, 2010	By:	/s/ ROBERT J. MOORE Robert J. Moore Chief Financial Officer