Form 10-Q
period 2010-06-30
LPL Investment Holdings Inc.
filed 2010-08-04
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-52609
LPL Investment Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3717839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Beacon Street Boston MA 02108
(Address of Principal Executive Offices) (Zip Code)

(617) 423-3644
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 28, 2010 was 94,243,073.90.

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

When we use the terms “LPLIH”, “we”, “us”, “our”, and the “Company” we mean LPL Investment Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections includes forward-looking statements (regarding the Company’s future financial condition, results of operations, business strategy, financial needs and other similar matters) that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates”, “expects”, “believes”, “plans”, “predicts”, and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to, changes in general economic and financial market conditions, fluctuations in the value of advisory and brokerage assets, effects of competition in the financial services industry, changes in the number of our financial advisors and institutions and their ability to effectively market financial products and services, the effect of current, pending and future legislation and regulation and regulatory actions. In particular, you should consider the numerous risks outlined in “Risk Factors” in the Company’s Registration Statement on Form S-1, filed on June 4, 2010, as amended.

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

ii

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUES:
Commissions	$420,169	$367,431	$809,141	$714,651
Advisory fees	215,146	161,463	421,476	325,368
Asset-based fees	77,436	67,739	148,886	130,393
Transaction and other fees	68,132	61,609	135,495	122,947
Interest income, net of operating interest expense	4,906	4,993	9,777	10,387
Other	4,372	6,082	8,792	8,549

Net revenues	790,161	669,317	1,533,567	1,312,295

EXPENSES:
Commissions and advisory fees	547,296	455,921	1,052,158	890,623
Compensation and benefits	74,822	64,841	148,397	131,819
Depreciation and amortization	22,110	27,277	47,700	54,672
Promotional	11,294	12,974	25,644	25,616
Occupancy and equipment	11,745	11,817	23,763	24,262
Professional services	13,468	8,571	23,267	16,937
Brokerage, clearing and exchange	9,242	8,067	17,582	15,896
Communications and data processing	8,290	8,357	16,816	17,543
Regulatory fees and expenses	6,529	5,442	12,677	10,916
Restructuring charges	4,622	(197)	8,571	(524)
Travel and entertainment	3,224	2,340	5,620	4,098
Other	3,274	5,643	8,051	9,363

Total operating expenses	715,916	611,053	1,390,246	1,201,221
Non-operating interest expense	27,683	26,032	52,019	51,973
Loss on extinguishment of debt	37,979	—	37,979	—
(Gain) loss on equity method investment	(45)	84	(21)	168

Total expenses	781,533	637,169	1,480,223	1,253,362

INCOME BEFORE PROVISION FOR INCOME TAXES	8,628	32,148	53,344	58,933
PROVISION FOR INCOME TAXES	628	16,567	19,790	28,555

NET INCOME	$8,000	$15,581	$33,554	$30,378

EARNINGS PER SHARE (Note 12):
Basic	$0.09	$0.18	$0.38	$0.34

Diluted	$0.08	$0.16	$0.33	$0.30

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except par value)

	June 30,	December 31,
	2010	2009

ASSETS
Cash and cash equivalents	$402,741	$378,594
Cash and securities segregated under federal and other regulations	257,250	288,608
Receivables from:
Clients, net of allowance of $646 at June 30, 2010 and $792 at December 31, 2009	266,179	257,529
Product sponsors, broker-dealers and clearing organizations	170,208	171,900
Others, net of allowances of $8,480 at June 30, 2010 and $6,159 at December 31, 2009	146,372	139,317
Securities owned:
Trading(1)	18,145	15,361
Held-to-maturity	9,069	10,454
Securities borrowed	1,653	4,950
Fixed assets, net of accumulated depreciation and amortization of $257,715 at June 30, 2010 and $239,868 at December 31, 2009	76,291	101,584
Goodwill	1,293,366	1,293,366
Intangible assets, net of accumulated amortization of $154,240 at June 30, 2010 and $136,177 at December 31, 2009	578,563	597,083
Debt issuance costs, net of accumulated amortization of $11,560 at June 30, 2010 and $15,724 at December 31, 2009	26,257	16,542
Other assets	69,216	61,648

Total assets	$3,315,310	$3,336,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$132,238	$125,767
Payables to clients	417,803	493,943
Payables to broker-dealers and clearing organizations	24,881	18,217
Accrued commissions and advisory fees payable	121,231	110,040
Accounts payable and accrued liabilities	176,923	175,742
Income taxes payable	5,447	24,226
Interest rate swaps	10,858	17,292
Securities sold but not yet purchased — at market value	2,591	4,003
Senior credit facilities and subordinated notes	1,393,625	1,369,223
Deferred income taxes — net	131,850	147,608

Total liabilities	2,417,447	2,486,061

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 200,000,000 shares authorized; 94,267,644 shares issued and outstanding at June 30, 2010 of which 7,430,381 are restricted, and 94,214,762 shares issued and outstanding at December 31, 2009 of which 7,423,973 are restricted	87	87
Additional paid-in capital	687,590	679,277
Stockholder loans	(51)	(499)
Accumulated other comprehensive loss	(6,599)	(11,272)
Retained earnings	216,836	183,282

Total stockholders’ equity	897,863	850,875

Total liabilities and stockholders’ equity	$3,315,310	$3,336,936

(1)	Includes $11,051 and $7,797 pledged to clearing organizations at June 30, 2010 and December 31, 2009, respectively.

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Stockholder	Comprehensive	Retained	Stockholders’
	Stock	Capital	Loans	Income (Loss)	Earnings	Equity

BALANCE — December 31, 2008	$87	$670,897	$(936)	$(15,498)	$135,762	$790,312
Comprehensive income:
Net income					30,378	30,378
Unrealized gain on interest rate swaps, net of tax expense of $1,968				3,428		3,428

Total comprehensive income						33,806
Exercise of stock options		165				165
Tax benefits from share-based compensation		147				147
Stockholder loans			450			450
Share-based compensation		2,783				2,783
Repurchase of 10,000 shares of common stock		(181)				(181)

BALANCE — June 30, 2009	$87	$673,811	$(486)	$(12,070)	$166,140	$827,482

BALANCE — December 31, 2009	$87	$679,277	$(499)	$(11,272)	$183,282	$850,875
Comprehensive income:
Net income					33,554	33,554
Unrealized gain on interest rate swaps, net of tax expense of $1,761				4,673		4,673

Total comprehensive income						38,227
Exercise of stock options		51				51
Tax benefits from share-based compensation		226				226
Stockholder loans			448			448
Share-based compensation		7,568				7,568
Issuance of 20,000 shares of common stock		468				468

BALANCE — June 30, 2010	$87	$687,590	$(51)	$(6,599)	$216,836	$897,863

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,554	$30,378
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	47,700	54,672
Amortization of debt issuance costs	2,350	1,871
Impairment of fixed assets	840	—
Loss on extinguishment of debt	37,979	—
Share-based compensation	7,568	2,783
Provision for bad debts	2,567	1,895
Deferred income tax provision	(17,519)	(16,333)
Loan forgiveness	2,788	—
Other	326	271
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	31,358	123,459
Receivables from clients	(8,558)	41,407
Receivables from product sponsors, broker-dealers and clearing organizations	1,692	83,532
Receivables from others	(12,045)	(21,131)
Securities owned	(3,250)	(4,853)
Securities borrowed	3,297	(414)
Other assets	(5,877)	(12,664)
Drafts payable	6,471	(56,948)
Payables to clients	(76,140)	(104,745)
Payables to broker-dealers and clearing organizations	6,664	1,107
Accrued commissions and advisory fees payable	11,191	6,082
Accounts payable and accrued liabilities	33	(13,094)
Income taxes payable	(18,553)	5,711
Securities sold but not yet purchased	(1,412)	(1,208)

Net cash provided by operating activities	53,024	121,778

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows — (Continued)
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(3,652)	$(3,636)
Proceeds from the disposal of fixed assets	—	135
Purchase of securities classified as held-to-maturity	(2,008)	(2,242)
Proceeds from maturity of securities classified as held-to-maturity	3,350	2,200
Deposits of restricted cash	(3,016)	—
Release of restricted cash	2,605	—

Net cash used in investing activities	(2,721)	(3,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior credit facilities	566,700	—
Redemption of subordinated notes	(579,563)	—
Repayment of senior credit facilities	(5,598)	(4,212)
Payment of debt issuance costs	(7,181)	—
Payment of deferred transaction costs	(1,259)	—
Repayment of stockholder loans	—	462
Proceeds from stock options exercised	51	165
Excess tax benefits from share-based compensation	226	147
Issuance of common stock	468	—
Repurchase of common stock	—	(181)

Net cash used in financing activities	(26,156)	(3,619)

NET INCREASE IN CASH AND CASH EQUIVALENTS	24,147	114,616
CASH AND CASH EQUIVALENTS — Beginning of period	378,594	219,239

CASH AND CASH EQUIVALENTS — End of period	$402,741	$333,855

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$54,436	$52,102

Income taxes paid	$56,201	$40,020

NONCASH DISCLOSURES:
Capital expenditures purchased through short-term credit	$1,224	$210

Increase in unrealized gain on interest rate swaps, net of tax expense	$4,673	$3,428

Discount on proceeds from senior credit facilities recorded as debt issuance costs	$13,300	$—

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Organization and Description of the Company

LPL Investment Holdings Inc. (“LPLIH”), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the “Company”) provides an integrated platform of proprietary technology, brokerage and investment advisory services to independent financial advisors and financial advisors at financial institutions (collectively “advisors”) in the United States. Through its proprietary technology, custody and clearing platforms, the Company provides access to diversified financial products and services enabling its advisors to offer independent financial advice and brokerage services to retail investors (their “clients”).

2.	Basis of Presentation

Quarterly Reporting — The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal recurring nature. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. Certain reclassifications were made to previously reported amounts in the unaudited condensed consolidated financial statements and notes thereto to make them consistent with the current period presentation.

The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2009, contained in the Company’s Annual Report on Form 10-K as filed with the SEC. The Company has evaluated subsequent events up to and including the date these unaudited condensed consolidated financial statements were issued.

Consolidation — These unaudited condensed consolidated financial statements include the accounts of LPLIH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method.

Use of Estimates — The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to revenue and related expense recognition, asset impairment, valuation of accounts receivable, contingencies and litigation, and valuation and recognition of share-based payments. These accounting policies are stated in the notes to the audited consolidated financial statements for the year ended December 31, 2009, contained in the Annual Report on Form 10-K as filed with the SEC. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions and the differences may be material to the unaudited condensed consolidated financial statements.

Reportable Segment — The Company’s internal reporting is organized into three business channels; Independent Advisor Services, Institution Services and Custom Clearing Services, which are designed to enhance the services provided to its advisors and financial institutions. These channels qualify as individual operating segments, but are aggregated and viewed as one single

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

reportable segment due to their similar economic characteristics, products and services, production and distribution process, regulatory environment and quantitative thresholds.

Fair Value of Financial Instruments — The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its indebtedness. The Company carries borrowings on its senior secured credit facilities and unsecured subordinated notes at amortized cost. As of June 30, 2010, the carrying amount and fair value of these borrowings were approximately $1,394 million and $1,351 million, respectively. As of December 31, 2009, the carrying amount and fair value was approximately $1,369 million and $1,278 million, respectively. See Note 4 for additional detail regarding the Company’s fair value measurements.

Recently Issued Accounting Pronouncements — Recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Company’s 2009 Annual Report on Form 10-K, that are of significance, or potential significance, to the Company are discussed below.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (ASU 2010-6). ASU 2010-6 requires new disclosures regarding significant transfers into and out of Level 1 and Level 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. This ASU also clarifies existing disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The adoption of ASU 2010-6 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

3.	Restructuring

Strategic Business Review Initiative

On December 29, 2008, the Company committed to an organizational restructuring plan intended to reduce its cost structure and improve operating efficiencies, which resulted in a reduction in its overall workforce of approximately 250 employees. In accordance with Accounting Standards Codification Topic 420, Accounting for Costs Associated with Exit or Disposal Activities, the Company has recorded severance and one-time involuntary termination benefit accruals in accounts payable and accrued liabilities within the unaudited condensed consolidated statements of financial condition. The Company completed this initiative and expects to pay all costs by April 2011.

The following table summarizes the balance of accrued expenses related to the strategic business review and the changes in the accrued amounts as of and for the six months ended June 30, 2010 (in thousands):

	Accrued Balance			Accrued Balance	Cumulative
	at December 31,	Costs		at June 30,	Costs Incurred
	2009	Incurred(1)	Payments	2010	to Date(2)

Severance and benefits	$1,996	$21	$(941)	$1,076	$14,526

(1)	Represents adjustments for changes in the Company’s estimates for the cost of providing post employment benefits to employees impacted by restructuring activities.

(2)	At June 30, 2010, cumulative costs incurred to date represent the total expected costs.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Consolidation of Affiliated Entities Initiative

On July 10, 2009, the Company committed to a corporate restructuring plan that consolidated the operations of Mutual Service Corporation (“MSC”), Associated Financial Group, Inc., Associated Securities Corp., Inc. (“Associated”), Associated Planners Investment Advisory, Inc. and Waterstone Financial Group, Inc. (“WFG”) (together, the “Affiliated Entities”) with LPL Financial Corporation (“LPL Financial”). This restructuring was effected to enhance service offerings to advisors while also generating efficiencies. The Company expects total costs associated with the initiative to be approximately $73.8 million. The Company has incurred the majority of these costs and anticipates recognizing the remaining costs by December 2013; however, adjustments may occur due to estimates of abandoned lease obligations with terms that extend through 2018.

The Company paid charges related to the conversion and transfer of certain advisors associated with the Affiliated Entities and their client accounts. Following the completion of these transfer activities, the registered representatives and client accounts that transferred are associated with LPL Financial. In 2009, as a condition for the regulatory approval of the transfer, the Affiliated Entities were required to deposit $12.8 million into escrow accounts pending the resolution of certain matters, of which $7.3 million was released. During the first half of 2010, the Company was required to deposit an additional $3.0 million into the escrow accounts and $2.6 million has been released.

The Company paid charges related to early termination costs associated with certain contracts held by the Affiliated Entities. Additionally, the Company recorded accruals for employee related costs, including severance and one-time involuntary termination benefits that will be recognized ratably over the employees’ remaining service period.

The Company recognized charges related to the early termination and partial abandonment of certain lease arrangements offset by estimates for sub-lease efforts. The Company anticipates additional costs of approximately $0.1 million related to the abandonment of the remaining office space, which can not be fully estimated until the date of abandonment. The Company also recorded non-cash charges for the impairment of fixed assets associated with abandoned lease arrangements.

The following table summarizes the balance of accrued expenses and the changes in the accrued amounts as of and for the six months ended June 30, 2010 (in thousands):

	Accrued				Accrued	Cumulative	Total
	Balance at				Balance at	Costs	Expected
	December 31,	Costs			June 30,	Incurred	Restructuring
	2009	Incurred	Payments	Non-cash	2010	to Date	Costs

Severance and benefits	$2,759	$2,052	$(3,343)	$(456)	$1,012	$11,488	$11,488
Lease and contract termination fees	7,458	2,347	(2,260)	80	7,625	18,266	18,490
Asset impairments	—	840	—	(840)	—	20,764	20,764
Conversion and transfer costs	304	3,311	(900)	(2,288)	427	17,194	23,084

Total	$10,521	$8,550	$(6,503)	$(3,504)	$9,064	$67,712	$73,826

4.	Fair Value Measurements

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

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At June 30, 2010, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:

Cash Equivalents — The Company’s cash equivalents include money market funds, which are short term in nature with readily determinable values derived from active markets.

Securities Segregated Under Federal and Other Regulations — The Company’s segregated accounts contain U.S. treasury securities that are short term in nature with readily determinable values derived from quoted prices in active markets.

Securities Owned and Securities Sold But Not Yet Purchased — The Company’s securities owned consist of house account model portfolios for the purpose of benchmarking the performance of its fee based advisory platforms and temporary positions resulting from the processing of client transactions. Examples of these securities include money market funds, U.S. treasuries, mutual funds, certificates of deposit, traded equity securities and debt securities.

The Company uses prices obtained from independent third-party pricing services to measure the fair value of its securities owned. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At June 30, 2010, the Company did not adjust prices received from the independent third-party pricing services.

Other Assets — The Company’s other assets include deferred compensation plan assets that are invested in money market funds and mutual funds which are actively traded and valued based on quoted market prices in active markets.

Interest Rate Swaps — The Company’s interest rate swaps are not traded on a market exchange; therefore, the fair values are determined using externally developed valuation models which include assumptions about the London Interbank Offered Rate (“LIBOR”) yield curve at interim reporting dates as well as counterparty credit risk and the Company’s own non-performance risk.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

There have been no transfers of assets or liabilities between fair value measurement classifications during the six months ended June 30, 2010. The following tables summarize the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements

At June 30, 2010:
Assets
Cash equivalents	$262,746	$—	$—	$262,746
Securities segregated under federal and other regulations	254,255	—	—	254,255
Securities owned — trading:
Money market funds	164	—	—	164
Mutual funds	6,429	—	—	6,429
Debt securities	—	302	—	302
U.S. treasury obligations	11,050	—	—	11,050
Certificates of deposit	—	200	—	200

Total securities owned — trading	17,643	502	—	18,145

Other assets	15,341	—	—	15,341

Total assets at fair value	$549,985	$502	$—	$550,487

Liabilities
Securities sold but not yet purchased:
Mutual funds	$2,431	$—	$—	$2,431
U.S. treasury obligations	69	—	—	69
Certificates of deposit	—	45	—	45
Debt securities	—	46	—	46

Total securities sold but not yet purchased	2,500	91	—	2,591

Interest rate swaps	—	10,858	—	10,858

Total liabilities at fair value	$2,500	$10,949	$—	$13,449

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements

At December 31, 2009:
Assets
Cash equivalents	$223,665	$—	$—	$223,665
Securities segregated under federal and other regulations	279,579	—	—	279,579
Securities owned — trading:
Money market funds	181	—	—	181
Mutual funds	6,694	—	—	6,694
Equity securities	11	—	—	11
Debt securities	—	425	—	425
U.S. treasury obligations	7,797	—	—	7,797
Certificates of deposit	—	253	—	253

Total securities owned — trading	14,683	678	—	15,361

Other assets	12,739	—	—	12,739

Total assets at fair value	$530,666	$678	$—	$531,344

Liabilities
Securities sold but not yet purchased:
Mutual funds	$3,773	$—	$—	$3,773
U.S. treasury obligations	5	—	—	5
Equity securities	7	—	—	7
Certificates of deposit	—	123	—	123
Debt securities	—	95	—	95

Total securities sold but not yet purchased	3,785	218	—	4,003

Interest rate swaps	—	17,292	—	17,292

Total liabilities at fair value	$3,785	$17,510	$—	$21,295

5.	Held-to-Maturity Securities

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The amortized cost, gross unrealized gains and fair value of securities held-to-maturity were as follows (in thousands):

		Gross
	Amortized	Unrealized
	Cost	Gains	Fair Value

At June 30, 2010:
U.S. government notes	$9,069	$62	$9,131

At December 31, 2009:
U.S. government notes	$10,354	$49	$10,403
Certificate of deposit	100	—	100

Total	$10,454	$49	$10,503

The maturities of securities held-to-maturity at June 30, 2010 were as follows (in thousands):

	Within 1 Year	1-3 Years	Total

U.S. government notes — at amortized cost	$2,504	$6,565	$9,069

U.S. government notes — at fair value	$2,509	$6,622	$9,131

6.	Intangible Assets

The components of intangible assets as of June 30, 2010 and December 31, 2009 are as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

At June 30, 2010:
Definite-lived intangible assets:
Advisor and financial institution relationships	$458,424	$(104,153)	$354,271
Product sponsor relationships	231,930	(49,369)	182,561
Trust client relationships	2,630	(718)	1,912

Total definite-lived intangible assets	$692,984	$(154,240)	$538,744

Indefinite-lived intangible assets:
Trademark and trade name			39,819

Total intangible assets			$578,563

At December 31, 2009:
Definite-lived intangible assets:
Advisor and financial institution relationships	$458,424	$(91,586)	$366,838
Product sponsor relationships	231,930	(43,482)	188,448
Trust client relationships	2,630	(652)	1,978
Trademarks and trade names	457	(457)	—

Total definite-lived intangible assets	$693,441	$(136,177)	$557,264

Indefinite-lived intangible assets:
Trademark and trade name			39,819

Total intangible assets			$597,083

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Total amortization expense of intangible assets was $9.3 million and $18.5 million for the three and six months ended June 30, 2010, respectively, and $10.0 million and $19.9 million for the three and six months ended June 30, 2009, respectively. Amortization expense for each of the fiscal years ended December 2010 (remainder) through 2014 and thereafter is estimated as follows (in thousands):

2010 — remainder	$18,486
2011	36,840
2012	36,548
2013	35,927
2014	35,927
Thereafter	375,016

Total	$538,744

7.	Income Taxes

The Company’s effective income tax rate differs from the federal corporate tax rate of 35%, primarily as a result of state taxes, settlement contingencies and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 7.3% and 51.5% for the three months ended June 30, 2010 and 2009, respectively, and 37.1% and 48.5% for the six months ended June 30, 2010 and 2009, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company reported a low effective income tax rate for the three months ended June 30, 2010, due to a favorable state apportionment ruling covering the current and previous years and due to the revision of certain settlement contingencies for prior periods. The ruling and the revision to settlement contingencies resulted in reductions to the Company’s effective income tax rate of 27.8% and 9.6% for the three months ended June 30, 2010, and reductions of 4.5% and 1.5% for the six months ended June 30, 2010, respectively. Excluding the impact of these reductions, the Company’s effective tax rate would have been 44.7% and 43.1% for the three and six month periods ending June 30, 2010, respectively.

8.	Indebtedness

Senior Secured Credit Facilities — Term Loans — On May 24, 2010, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement amends and restates the Company’s Second Amended and Restated Credit Agreement, dated as of June 18, 2007. Pursuant to the Amended Credit Agreement, the Company established a new term loan tranche of $580.0 million maturing on June 28, 2017 (the “2017 Term Loans”) and recorded $16.6 million in debt issuance costs that are capitalized in the unaudited condensed consolidated statements of financial condition. The Company also extended the maturity of a $500.0 million tranche of its term loan facility to June 25, 2015 (the “2015 Term Loans”), with the remaining $317.1 million tranche of the term loan facility maturing on the original maturity date of June 28, 2013 (the “2013 Term Loans”).

The applicable margin for borrowings with respect to the (a) 2013 Term Loans is currently 0.75% for base rate borrowings and 1.75% for LIBOR borrowings and could change depending on the Company’s credit rating; (b) 2015 Term Loans is currently 1.75% for base rate borrowings and 2.75% for LIBOR borrowings, and (c) 2017 Term Loans is currently 2.75% for base rate borrowings and

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3.75% for LIBOR borrowings. The LIBOR Rate with respect to the 2015 Term Loans and the 2017 Term Loans shall in no event be less than 1.50%.

Borrowings under the Company’s senior secured term loan facilities bear interest at a base rate equal to either one, two, three, six, nine or twelve-month LIBOR plus the applicable margin, or an alternative base rate (“ABR”) plus the applicable margin. The ABR is equal to the greater of the prime rate or the effective federal funds rate plus 1/2 of 1.00% for the 2013 Term Loans and the greater of the prime rate, effective federal funds rate plus 1/2 of 1.00%, or 2.50% for the 2015 Term Loans and the 2017 Term Loans. The senior secured credit facilities are subject to certain financial and nonfinancial covenants. As of June 30, 2010 and December 31, 2009, the Company was in compliance with such covenants. The Company may voluntarily repay outstanding loans under its senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

Senior Secured Credit Facilities — Revolving Line of Credit — On January 25, 2010, the Company amended its senior secured credit facilities to increase the revolving facility from $100.0 million to $218.2 million, $10.0 million of which is being used to support the issuance of an irrevocable letter of credit for its subsidiary, The Private Trust Company, N.A. (“PTC”). As a result of the amendment, the Company paid $2.8 million in debt issuance costs, which have been capitalized within the unaudited condensed consolidated statements of financial condition and are being amortized as additional interest expense over the expected term of the related debt agreement. The Company also extended the maturity of a $163.5 million tranche of the revolving facility to June 28, 2013, while the remaining $54.7 million tranche retains its original maturity date of December 28, 2011. The tranche maturing in 2013 is priced at LIBOR + 3.50% with a commitment fee of 0.75%. The tranche maturing in 2011 maintains its previous pricing of LIBOR + 2.00% with a commitment fee of 0.375%. There was no outstanding balance on the revolving facility at June 30, 2010 and December 31, 2009.

Senior Unsecured Subordinated Notes — On May 24, 2010, the Company gave notice of redemption of all of its outstanding senior unsecured subordinated notes due 2015 (the “2015 Notes”), representing an aggregate principal amount of $550.0 million. The redemption price of the 2015 Notes was 105.375% of the outstanding aggregate principal amount, or approximately $579.6 million, plus accrued and unpaid interest thereon up to but not including June 22, 2010 (the “Redemption Date”). The Company redeemed the 2015 Notes on the Redemption Date and accordingly, recorded the charge as a loss on debt extinguishment within its unaudited condensed consolidated statements of income. None of the 2015 Notes remain outstanding. The Company used the proceeds from the 2017 Term Loans under its Amended Credit Agreement and additional cash on hand to finance the redemption. The aggregate cash payment for the redemption, including accrued and unpaid interest, was approximately $610.4 million.

Prior to the Redemption Date, the Company had $550.0 million of senior unsecured subordinated notes due December 15, 2015 bearing interest at 10.75% per annum. The interest payments were payable semiannually in arrears.

Bank Loans Payable — The Company maintains two uncommitted lines of credit. One line has an unspecified limit, and is primarily dependent on the Company’s ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. Both lines were utilized in 2010 and 2009; however, there were no balances outstanding at June 30, 2010 or December 31, 2009.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company’s outstanding borrowings were as follows (in thousands):

		June 30, 2010			December 31, 2009
			Interest			Interest
	Maturity	Balance	Rate		Balance	Rate

Senior secured term loan:
Hedged with interest rate swaps	6/28/2013	$210,000	2.28	%(1)	$400,000	2.00	%(6)
Unhedged:
2013 Term Loans	6/28/2013	106,325	2.10	%(2)	419,223	2.00	%(7)
2015 Term Loans	6/25/2015	498,750	4.25	%(3)	—
2017 Term Loans	6/28/2017	578,550	5.25	%(4)	—
Senior unsecured subordinated notes	(5)	—			550,000	10.75%

Total borrowings		1,393,625			1,369,223
Less current borrowings (maturities within 12 months)		13,971			8,424

Long-term borrowings — net of current portion		$1,379,654			$1,360,799

(1)	As of June 30, 2010, the variable interest rate for the hedged portion of the 2013 Term Loans is based on the three-month LIBOR of 0.53%, plus the applicable interest rate margin of 1.75%.

(2)	As of June 30, 2010, the variable interest rate for the unhedged portion of the 2013 Term Loans is based on the one-month LIBOR of 0.35%, plus the applicable interest rate margin of 1.75%.

(3)	As of June 30, 2010, the variable interest rate for the unhedged portion of the 2015 Term Loans is based on the greater of the three-month LIBOR of 0.53% or 1.50%, plus the applicable interest rate margin of 2.75%.

(4)	As of June 30, 2010, the variable interest rate for the unhedged portion of the 2017 Term Loans is based on the greater of the three-month LIBOR of 0.53% or 1.50%, plus the applicable interest rate margin of 3.75%.

(5)	On June 22, 2010, the Company redeemed its 2015 Notes, which had an original maturity date of December 15, 2015.

(6)	As of December 31, 2009, the variable interest rate for the hedged portion of the 2013 Term Loans is based on the three-month LIBOR of 0.25%, plus the applicable interest rate margin of 1.75%.

(7)	As of December 31, 2009, the variable interest rate for the unhedged portion of the 2013 Term Loans is based on the three-month LIBOR of 0.25% plus the applicable interest rate margin of 1.75%.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following summarizes borrowing activity in the revolving and uncommitted line of credit facilities (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Average balance outstanding	$40	$91,268	$4,104	$90,634
Weighted-average interest rate	1.50%	2.41%	1.16%	2.43%

The minimum calendar year payments and maturities of the senior secured borrowings as of June 30, 2010 are as follows (in thousands):

2010 — remainder	$6,986
2011	13,971
2012	13,971
2013	319,197
2014	10,800
Thereafter	1,028,700

Total	$1,393,625

9.	Interest Rate Swaps

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

The following table summarizes information related to the Company’s interest rate swaps as of June 30, 2010 (in thousands):

		Variable
Notional	Fixed	Receive	Fair	Maturity
Balance	Pay Rate	Rate(1)	Value	Date

$145,000	4.83%	0.53%	$(5,945)	June 30, 2011
65,000	4.85%	0.53%	(4,913)	June 30, 2012

$210,000			$(10,858)

(1)	The variable receive rate reset on the last day of the period, based on the applicable three-month LIBOR. The effective rate from March 31, 2010 through June 29, 2010 was 0.29%. As of June 30, 2010, the effective rate was 0.53%.

The interest rate swap agreements qualify for hedge accounting and have been designated as cash flow hedges against specific payments due on the Company’s senior secured term loan. As of June 30, 2010, the Company assessed the interest rate swap agreements as being highly effective and expects them to continue to be highly effective. Accordingly, the changes in fair value of the interest rate swaps have been recorded as other comprehensive loss, with the fair value included as a liability on the Company’s unaudited condensed consolidated statements of financial condition. The Company has reclassified $4.3 million and $8.7 million from other comprehensive loss as additional

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

interest expense for the three and six months ended June 30, 2010, respectively, and $4.2 million and $8.1 million for the three and six months ended June 30, 2009, respectively. Based on current interest rate assumptions and assuming no additional interest rate swap agreements are entered into, the Company expects to reclassify $9.0 million or $5.7 million after tax, from other comprehensive loss as additional interest expense over the next 12 months.

10.	Commitments and Contingencies

Leases — The Company leases certain office space and equipment at its headquarter locations under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases.

Service Contracts — The Company is party to certain long-term contracts for systems and services that enable back office trade processing and clearing for its product and service offerings. One agreement, for clearing services, contains no minimum annual purchase commitment, but the agreement provides for certain penalties should the Company fail to maintain a certain threshold of client accounts.

Future minimum payments under leases, lease commitments and other non-cancellable contractual obligations with remaining terms greater than one year as of June 30, 2010 are as follows (in thousands):

Years ending December 31
2010 — remainder	$14,947
2011	30,620
2012	24,002
2013	15,554
2014	8,765
Thereafter	15,065

Total(1)	$108,953

(1)	Minimum payments have not been reduced by minimum sublease rental income of $0.8 million due in the future under noncancellable subleases.

Total rental expense for all operating leases was approximately $4.1 million and $8.5 million for the three and six months ended June 30, 2010, respectively, and $5.0 million and $10.3 million for the three and six months ended June 30, 2009, respectively.

Guarantees — The Company occasionally enters into certain types of contracts that contingently require it to indemnify certain parties against third-party claims. The terms of these obligations vary and, because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the amount that it could be obligated to pay under such contracts.

The Company’s subsidiaries provide guarantees to securities clearing houses and exchanges under their standard membership agreements, which require a member to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing houses and exchanges, all other members would be required to meet any shortfall. The Company’s liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these agreements is remote. Accordingly, no liability has been recognized for these transactions.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Loan Commitments — From time to time, the Company makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process. Due to timing differences, the Company may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining the Company, and may be forgivable. The Company had no significant unfunded commitments at June 30, 2010 and December 31, 2009.

Litigation — The Company has been named as a defendant in various legal actions, including arbitrations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty what the eventual loss or range of loss related to such matters will be. The Company recognizes a legal liability when it believes it is probable a liability has occurred and the amount can be reasonably estimated. Defense costs are expensed as incurred and classified as professional services within the unaudited condensed consolidated statements of income. When there is indemnification or insurance, the Company may engage in defense of settlement and subsequently seek reimbursement for such matters.

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

Other Commitments — As of June 30, 2010, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $313.0 million, which it can sell or repledge. Of this amount, approximately $160.2 million has been pledged or sold as of June 30, 2010; $138.2 million was pledged to banks in connection with unutilized secured margin lines of credit, $11.1 million was pledged with client-owned securities to the Options Clearing Corporation, and $10.9 million was loaned to the Depository Trust Company (“DTC”) through participation in its Stock Borrow Program. As of December 31, 2009, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $227.9 million, which it can sell or repledge. Of this amount, approximately $158.8 million has been pledged or sold as of December 31, 2009; $141.6 million was pledged to banks in connection with unutilized secured margin lines of credit, $10.0 million was pledged with client-owned securities to the Options Clearing Corporation, and $7.2 million was loaned to the DTC through participation in its Stock Borrow Program.

In August of 2007, pursuant to agreements with a large global insurance company, LPL Financial began providing brokerage, clearing and custody services on a fully disclosed basis; offering its investment advisory programs and platforms; and providing technology and additional processing and related services to its advisors and their clients. The terms of the agreements are five years, subject

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

to additional 24-month extensions. Termination fees may be payable by a terminating or breaching party depending on the specific cause of termination.

11.	Share-Based Compensation

Certain employees, advisors, officers and directors who contribute to the success of the Company participate in various stock option plans. In addition, certain financial institutions participate in a warrant plan. Stock options and warrants generally vest in equal increments over a three- to five-year period and expire on the 10th anniversary following the date of grant.

The Company recognizes share-based compensation expense related to employee stock option awards based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized $4.8 million and $2.3 million of share-based compensation related to the vesting of employee stock option awards during the six months ended June 30, 2010 and 2009, respectively, which is included in compensation and benefits on the unaudited condensed consolidated statements of income. As of June 30, 2010, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $30.5 million, which is expected to be recognized over a weighted-average period of 3.67 years.

The Company recognizes share-based compensation expense for stock options and warrants awarded to its advisors and financial institutions based on the fair value of awards at each interim reporting period. The Company recognized $2.8 million and $0.5 million of share based compensation during the six months ended June 30, 2010 and 2009, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory expenses on the unaudited condensed consolidated statements of income. As of June 30, 2010, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $14.7 million for advisors and financial institutions, which is expected to be recognized over a weighted-average period of 3.87 years.

The following table presents the weighted-average assumptions used by the Company in calculating the fair value of its stock options and warrants with the Black-Scholes valuation model that have been granted during the six months ended June 30, 2010 and 2009:

	2010	2009

Expected life (in years)	6.51	7.75
Expected stock price volatility	50.31%	47.09%
Expected dividend yield	—	—
Annualized forfeiture rate	4.99%	3.77%
Fair value of options	$12.36	$10.73
Risk-free interest rate	2.79%	3.04%

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The Company estimates the expected term for its employee option awards using the simplified method in accordance with Staff Accounting Bulletin 110, Certain Assumptions Used in Valuation Methods, because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. The Company estimates the expected term for stock options and warrants awarded to advisors and financial institutions using the contractual term. Expected volatility is calculated based on companies of similar growth and maturity and the Company’s peer group in the industry in which the Company does business because the Company does not have sufficient historical volatility data. The Company will

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

continue to use peer group volatility information until historical volatility of the Company is available to measure expected volatility for future grants. In the future, as the Company gains historical data for volatility of its own stock and the actual term over which stock options and warrants are held expected volatility and the expected term may change, which could substantially change the grant-date fair value of future awards of stock options and warrants and, ultimately, compensation recorded on future grants.

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

The following table summarizes the Company’s activity in its stock option and warrant plans for the six months ended June 30, 2010:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(Years)	(In thousands)

Outstanding — December 31, 2009	22,702,469	$6.99
Granted	68,776	23.41
Exercised	(26,474)	1.92
Forfeited	(148,297)	23.54

Outstanding — June 30, 2010	22,596,474	$6.94	4.49	$634,130

Exercisable — June 30, 2010	18,299,828	$3.17	3.52	$582,465

The following table summarizes information about outstanding stock option and warrant awards:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
	Total	Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

At June 30, 2010:
$1.07 — $2.38	17,159,620	3.23	$1.74	17,159,620	$1.74
$10.30 — $19.74	945,714	8.40	18.30	208,807	16.75
$21.60 — $22.08	2,154,650	8.93	22.02	162,390	21.60
$23.02 — $27.80	2,336,490	8.02	26.57	769,011	27.47

	22,596,474	4.49	$6.94	18,299,828	$3.17

2008 Nonqualified Deferred Compensation Plan

On November 19, 2008, the Company established an unfunded, unsecured deferred compensation plan to permit employees and former employees that hold non-qualified stock options issued under the 2005 Stock Option Plan for Incentive Stock Options and 2005 Stock Option Plan for Non-qualified Stock Options that were to expire in 2009 and 2010, to receive stock units under the 2008 Nonqualified Deferred Compensation Plan. Stock units represent the right to receive one share of

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

common stock. Distribution will occur at the earliest of (a) a date in 2012 to be determined by the Board of Directors; (b) a change in control of the Company; or (c) death or disability of the participant. Issuance of stock options for stock units, which occurred in December 2008, is not taxable for federal and state income tax purposes until the participant receives a distribution under the deferred compensation plan. At June 30, 2010, the Company had 2,823,452 stock units outstanding under the 2008 Nonqualified Deferred Compensation Plan.

2000 Stock Bonus Plan

The Company’s advisors participate in the fifth amended and restated 2000 Stock Bonus Plan (the “Stock Bonus Plan”), which provided for the grant and allocation of bonus credits. Each bonus credit represented the right to receive shares of common stock. Participation in the Stock Bonus Plan was dependent upon meeting certain eligibility criteria, and bonus credits were allocated to eligible participants based on certain performance metrics, including amount and type of commissions, as well as tenure. Bonus credits vested annually in equal increments over a three-year period and expired on the tenth anniversary following the date of grant. Unvested bonus credits held by advisors who terminated prior to vesting were forfeited and reallocated to other advisors eligible under the plan. In 2008, the Company amended and restated its Stock Bonus Plan to provide its advisors with physical ownership of common stock of the Company. Consequently, on December 28, 2008, the Company issued 7,423,973 restricted shares. These restricted shares are entitled to vote but may not be sold, assigned or transferred and are not entitled to receive dividends or non-cash distributions, until either a sale of the Company that constitutes a change in control or an initial public offering.

The Company accounts for restricted shares granted to its advisors by measuring such grants at their then-current lowest aggregate value. Since the value is contingent upon the Company’s decision to sell itself or issue its common stock to the public through a registered initial public offering, the current aggregate value will be zero until such event occurs. Upon the occurrence of such an event, the Company will record the par value, additional paid in capital and expense based on the number of restricted shares under the stock bonus plan multiplied by the fair market value determined at the event date.

Director Restricted Stock Plan

In March 2010, the Company established a Director Restricted Stock Plan (the “Director Plan”). Eligible participants include non-employee directors who are in a position to make a significant contribution to the success of the Company. Restricted stock awards vest on the second anniversary of the date of grant and upon termination of service, unvested awards shall immediately be forfeited. On March 15, 2010, the Company issued 6,408 restricted stock awards to certain of its directors at a fair value of $23.41 per share. A summary of the status of the Company’s restricted stock awards under the Director Plan as of and for the six months ending June 30, 2010 is as follows:

Weighted Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2010	—	$—
Granted	6,408	23.41
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2010	6,408	$23.41

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company accounts for restricted stock awards granted to its non-employee directors by measuring such awards at their grant date fair value. Share-based compensation expense is recognized ratably over the requisite service period, which generally equals the vesting period. As of June 30, 2010, total unrecognized compensation cost was $0.2 million, which is expected to be recognized over a weighted-average remaining period of 1.71 years.

12.	Earnings per Share

In calculating earnings per share using the two-class method, the Company is required to allocate a portion of its earnings to employees that hold stock units that contain non-forfeitable rights to dividends or dividend equivalents under its 2008 Nonqualified Deferred Compensation Plan. Basic earnings per share is computed by dividing income less earnings attributable to employees that hold stock units under the 2008 Nonqualified Deferred Compensation Plan by the basic weighted average number of shares outstanding. Diluted earnings per share is computed in a manner similar to basic earnings per share, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options, warrants and other stock-based awards.

A reconciliation of the income used to compute basic and diluted earnings per share for the periods noted was as follows (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic earnings per share:
Net income, as reported	$8,000	$15,581	$33,554	$30,378
Less: allocation of undistributed earnings to stock units	(130)	(285)	(544)	(667)

Net income, for computing basic earnings per share	$7,870	$15,296	$33,010	$29,711

Diluted earnings per share:
Net income, as reported	$8,000	$15,581	$33,554	$30,378
Less: allocation of undistributed earnings to stock units	(113)	(251)	(477)	(590)

Net income, for computing diluted earnings per share	$7,887	$15,330	$33,077	$29,788

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings per share for the periods noted was as follows (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic weighted average number of shares outstanding	86,812	86,586	86,806	86,564
Dilutive common share equivalents	12,675	11,915	12,442	11,671

Diluted weighted average number of shares outstanding	99,487	98,501	99,248	98,235

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Basic and diluted earnings per share for the periods noted was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic earnings per share	$0.09	$0.18	$0.38	$0.34
Diluted earnings per share	$0.08	$0.16	$0.33	$0.30

13.	Related Party Transactions

Alix Partners, LLP (“Alix Partners”), a company majority-owned by one of the Company’s majority stockholders, provides services pursuant to an agreement for interim management and consulting. The Company paid $0.6 million to Alix Partners during the six months ended June 30, 2009.

One of the Company’s majority stockholders owns a minority interest in Artisan Partners Limited Partnership (“Artisan”), which pays fees in exchange for product distribution and record-keeping services. During the six months ended June 30, 2010 and 2009, the Company earned $1.2 million and $0.6 million, respectively, in fees from Artisan. Additionally, as of June 30, 2010 and December 31, 2009, Artisan owed the Company $0.6 million and $0.5 million, respectively, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the unaudited condensed consolidated statements of financial condition.

American Beacon Advisor, Inc. (“American Beacon”), a company majority-owned by one of the Company’s majority stockholders, pays fees in exchange for product distribution and record-keeping services. During the six months ended June 30, 2010 and 2009, the Company earned $0.1 million and $0.2 million, respectively, in fees from American Beacon. Additionally, as of December 31, 2009, American Beacon owed the Company $0.1 million, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the unaudited condensed consolidated statements of financial condition. There was no material receivable balance due from American Beacon as of June 30, 2010.

One of the Company’s majority stockholders owns a minority interest in XOJET, Inc. (“XOJET”), which provides chartered aircraft services. The Company paid $0.9 million to XOJET during the six months ended June 30, 2010.

Certain entities affiliated with SunGard Data Systems Inc. (“SunGard”), a company majority-owned by one of the Company’s majority stockholders, provide data center recovery services. The Company paid $0.2 million to SunGard during both of the six month periods ended June 30, 2010 and 2009.

Blue Frog Solutions, Inc. (“Blue Frog”), a privately held technology company in which the Company holds an equity interest, provides software licensing for annuity order entry and compliance. The Company paid $0.9 million and $0.7 million to Blue Frog for such services during the six months ended June 30, 2010 and 2009, respectively.

In conjunction with the acquisition of UVEST Financial Services Group, Inc. (“UVEST”), the Company made full-recourse loans to certain members of management (also selling stockholders), most of whom are now stockholders of the Company. In February 2010, the Company forgave approximately $0.4 million to a stockholder. As of June 30, 2010 and December 31, 2009, outstanding stockholder loans, which are reported as a deduction from stockholders’ equity, were approximately $0.1 million and $0.5 million, respectively.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

14.	Net Capital/Regulatory Requirements

The Company’s registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital, as defined. Net capital is calculated for each broker-dealer subsidiary individually. Excess net capital of one broker-dealer subsidiary may not be used to offset a net capital deficiency of another broker-dealer subsidiary. Net capital and the related net capital requirement may fluctuate on a daily basis.

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries as of June 30, 2010 are presented in the following table (in thousands):

		Minimum
	Net	Net Capital	Excess Net
	Capital	Required	Capital

LPL Financial Corporation	$78,065	$5,860	$72,205
UVEST Financial Services Group, Inc.	11,071	1,613	9,458

Total	$89,136	$7,473	$81,663

In connection with the consolidation of the Affiliated Entities; Associated, MSC and WFG have ceased operations but continue to be required to meet certain regulatory requirements until such time that their broker-dealer license withdrawals are complete. At June 30, 2010, Associated, MSC and WFG had net capital of $1.8 million, $12.3 million and $0.8 million, respectively, which was $1.6 million, $12.0 million and $0.7 million, respectively, in excess of their minimum net capital requirements.

LPL Financial is a clearing broker-dealer and UVEST is an introducing broker-dealer. Prior to the cessation of operations, Associated, MSC and WFG were introducing broker-dealers.

PTC is also subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s unaudited condensed consolidated financial statements. As of June 30, 2010 and December 31, 2009, the Company and PTC have met all capital adequacy requirements to which it is subject.

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

15.	Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk

LPL Financial’s client securities activities are transacted on either a cash or margin basis. In margin transactions, LPL Financial extends credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client’s account. As clients write options contracts or sell securities short, LPL Financial may incur losses if the clients do not fulfill their obligations and the collateral in the clients’ accounts is not sufficient to fully cover losses

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

that clients may incur from these strategies. To control this risk, LPL Financial monitors margin levels daily and clients are required to deposit additional collateral, or reduce positions, when necessary.

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

LPL Financial may at times maintain inventories in equity securities on both a long and short basis that are recorded on the unaudited condensed consolidated statements of financial condition at market value. While long inventory positions represent LPL Financial’s ownership of securities, short inventory positions represent obligations of LPL Financial to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, both long and short inventory positions may result in losses or gains to LPL Financial as market values of securities fluctuate. To mitigate the risk of losses, long and short positions are marked-to-market daily and are continuously monitored by LPL Financial.

UVEST is engaged in buying and selling securities and other financial instruments for clients of advisors and financial institutions. Such transactions are introduced and cleared through a third-party clearing firm on a fully disclosed basis. While introducing broker-dealers generally have less risk than clearing firms, their clearing agreements expose them to credit risk in the event that their clients don’t fulfill contractual obligations with the clearing broker-dealer.

The Affiliated Entities were engaged in buying and selling securities and other financial instruments for clients of advisors. Such transactions were introduced and cleared through a third-party clearing firm on a fully disclosed basis. These firms no longer conduct such activities. The registered representatives and their client accounts have either transitioned or are in the process of transitioning to LPL Financial or to new firms.

16.	Subsequent Event

On July 14, 2010, the Company announced a definitive agreement to acquire certain assets from National Retirement Partners, Inc. (“NRP”). NRP’s advisors offer products and services to retirement plan sponsors and participants and comprehensive financial services to high net worth individuals. Through this asset purchase, NRP’s independent advisors will have the opportunity to join LPL Financial.

This transaction will further enhance the capabilities and presence of LPL Financial in group retirement plans, while providing unique benefits for both NRP advisors who join LPL Financial as well as for existing LPL Financial advisors.

The consideration for the transaction consists of a payment on the closing date of $27.0 million, subject to an escrow for specified matters, and a contingent payment to be made on the third anniversary of closing of approximately 25%-30% of the amount by which the gross trailing twelve-month commission and fee revenues relating to the business exceed an agreed upon performance target. Upon completion of this transaction, certain NRP employees will join LPL Financial. NRP has agreed to indemnify the Company for breaches of representations and warranties and covenants, as well as pre-closing actions or omissions. The transaction is expected to close in the fourth quarter of 2010, subject to customary closing conditions including regulatory approvals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide an integrated platform of proprietary technology, brokerage and investment advisory services to over 12,000 independent financial advisors and financial advisors at financial institutions across the country (our “advisors”), enabling them to successfully service their retail investors with unbiased, conflict-free financial advice. In addition, we support over 4,000 financial advisors with customized clearing, advisory platforms and technology solutions. Our singular focus is to support our advisors with the front, middle and back-office support they need to serve the large and growing market for independent investment advice, particularly in the mass affluent market. We believe we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services and full open architecture access to leading financial products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting or market making.

For over 20 years we have served the independent advisor market. We currently support the largest independent advisor base and the fifth largest overall advisor base in the United States. Through our advisors, we are also one of the largest distributors of financial products in the United States. Our scale is a substantial competitive advantage and enables us to more effectively attract and retain advisors. Our unique model allows us to invest more resources in our advisors, increasing their revenues and creating a “virtuous cycle” of growth. We are headquartered in Boston and currently have over 2,500 employees in our Boston, Charlotte and San Diego locations.

Our Sources of Revenue

Our revenues are derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for use of our technology, custody and clearing platforms. We also generate asset-based fees through the distribution of financial products for a broad range of product manufacturers. Under our self-clearing platform, we custody the majority of client assets invested in these financial products, which includes providing statements, transaction processing and ongoing account management. In return for these services, mutual funds, insurance companies, banks and other financial product manufacturers pay us fees based on asset levels or number of accounts managed. We also earn fees for margin lending to our advisors’ clients.

We track recurring revenue, which we define to include our revenues from asset-based fees, advisory fees, our trailing commissions, cash sweep programs and other fees. Because recurring revenue is associated with asset balances, it will fluctuate depending on the market value of the asset balances and current interest rates. Accordingly, recurring revenue can be negatively impacted by adverse external market conditions. However, recurring revenue is meaningful to us despite these fluctuations because it is not based on transaction volumes or other activity-based fees, which are more difficult to predict, particularly in declining or volatile markets.

The table below summarizes the sources of our revenue and the underlying drivers:

•	Commissions and Advisory Fees. Transaction-based commissions and advisory fees both represent advisor-generated revenue, generally 85-90% of which is paid to advisors.

Commissions. Transaction-based commission revenues represent gross commissions generated by our advisors, primarily from commissions earned on the sale of various financial products such as fixed and variable annuities, mutual funds, general securities, alternative investments and insurance. We also earn trailing commission type revenues (a commission that is paid over time, such as 12(b)-1 fees) on mutual funds and variable annuities held by clients of our advisors. Trail commissions are recurring in nature and are earned based on the current market value of investment holdings.

Advisory Fees. Advisory fee revenues represent fees charged by us and our advisors to their clients based on the value of advisory assets.

•	Asset-Based Fees. Asset-based fees are comprised of fees from cash sweep programs, our financial product manufacturer sponsorship programs, and sub-transfer agency and networking services. Pursuant to contractual arrangements, uninvested cash balances in our advisors’ client accounts are swept into either insured deposit accounts at various banks or third-party money market funds, for which we receive fees, including administrative and record-keeping fees based on account type and the invested balances. In addition, we receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales-force education and training efforts. We also earn fees on mutual fund assets for which we provide administrative and record-keeping services as a sub-transfer agent. Our networking fees represent fees paid to us by mutual fund and annuity product manufacturers in exchange for administrative and record-keeping services that we provide to clients of our advisors. Networking fees are correlated to the number of positions we administer, not the value of assets under administration.

•	Transaction and Other Fees. Revenues earned from transaction and other fees primarily consist of transaction fees and ticket charges, subscription fees, IRA custodian fees, contract and license fees, conference fees and small/inactive account fees. We charge fees to our advisors and their clients for executing transactions in brokerage and fee-based advisory accounts. We earn subscription fees for the software and technology services provided to our advisors and on IRA custodial services that we provide for their client accounts. We charge monthly administrative fees to our advisors. We charge fees to financial product manufacturers for participating in our training and marketing conferences and fees to our advisors and their clients for accounts that do not meet certain specified thresholds of size or activity.

•	Interest and Other Revenue. Other revenue includes marketing re-allowances from certain financial product manufacturers as well as interest income from client margin accounts and cash equivalents, net of operating interest expense.

Our Operating Expenses

•	Production Expenses. Production expenses consist of commissions and advisory fees as well as brokerage, clearing and exchange fees. We pay out the majority of commissions and advisory fees received from sales or services provided by our advisors. Substantially all of these payouts are variable and correlated to the revenues generated by each advisor.

•	Compensation and Benefits Expense. Compensation and benefits expense includes salaries and wages and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

•	General and Administrative Expenses. General and administrative expenses include promotional fees, occupancy and equipment, communications and data processing, regulatory fees, travel and entertainment and professional services.

•	Depreciation and Amortization Expense. Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets represent significant intangible assets established through our acquisitions, as well as fixed assets which include internally developed software, hardware, leasehold improvements and other equipment.

•	Restructuring Charges. Restructuring charges represent expenses incurred as a result of our 2009 consolidation of the Affiliated Entities and our strategic business review committed to in 2008 to reduce our cost structure and improve operating efficiencies.

•	Other Expenses. Other expenses include bank fees, other taxes, bad debt expense and other miscellaneous expenses.

How We Evaluate Growth

We focus on several key financial and business metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics as of and for the three and six months ended June 30, 2010 and 2009 are as follows:

	As of June 30,
	2010	2009	% Change
	(unaudited)

Business Metrics
Advisors(1)	12,066	12,489	(3.4)%
Advisory and brokerage assets(2) (in billions)	$276.9	$259.0	6.9%
Advisory assets under management(3) (in billions)	$78.9	$65.3	20.8%
Net new advisory assets(4) (in billions)	$3.9	$2.6	50.0%
Insured cash account balances(3) (in billions)	$11.8	$11.5	2.6%
Money market account balances(3) (in billions)	$7.2	$9.3	(22.6)%

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
		(unaudited)

Financial Metrics
Revenue growth (decline) from prior period	18.1%	(17.8)%	16.9%	(18.7)%
Recurring revenue as a % of net revenue(5)	59.3%	55.3%	59.7%	55.2%
Gross margin(6) (in millions)	$233.6	$205.3	$463.8	$405.8
Gross margin as a % of net revenue(6)	29.6%	30.7%	30.2%	30.9%
Net income (in millions)	$8.0	$15.6	$33.6	$30.4
Adjusted EBITDA (in millions)	$109.9	$89.7	$215.3	$171.6
Adjusted Net Income (in millions)	$46.4	$27.5	$87.5	$52.8

(1)	Advisors are defined as those investment professionals who are licensed to do business with our broker-dealer subsidiaries. In 2009, we attracted record levels of new advisors due to the dislocation in the marketplace that impacted many of our competitors. This record recruitment was offset, however, by the attrition of approximately 720 advisors licensed through the Affiliated Entities related to the consolidation of the operations of the Affiliated Entities. Excluding this attrition, we added 297 new advisors during 2009, representing 2.5% advisor growth.

(2)	Advisory and brokerage assets are comprised of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of recruiting and net of attrition.

(3)	Advisory assets under management, insured cash account balances and money market account balances are components of advisory and brokerage assets.

(4)	Represents client asset inflows, less total client asset outflows, from client accounts within our advisory platforms.

(5)	Recurring revenue is derived from sources such as advisory fees, asset-based fees, trailing commission fees, fees related to our cash sweep programs, interest earned on margin accounts and technology and service fees.

(6)	Gross margin is calculated as net revenues less production expenses. Production expenses consist of the following expense categories from our consolidated statements of income: (i) commissions and advisory fees and (ii) brokerage, clearing and exchange. All other expense categories, including depreciation and amortization, are considered general and administrative in nature.

Because our gross margin amounts do not include any depreciation and amortization expense, our gross margin amounts may not be comparable to those of others in our industry.

Adjusted EBITDA

Adjusted EBITDA is defined as EBITDA (net income plus interest expense, income tax expense, depreciation and amortization), further adjusted to exclude certain non-cash charges and other adjustments set forth below. We present Adjusted EBITDA because we consider it an important measure of our performance. Adjusted EBITDA is a useful financial metric in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain material non-cash items and other adjustments.

We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported GAAP results, provides useful information to investors regarding our performance and overall results of operations for the following reasons:

•	because non-cash equity grants made to employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, stock-based compensation expense is not a key measure of our operating performance and

•	because costs associated with acquisitions and the resulting integrations, debt refinancing, restructuring and conversions can vary from period to period and transaction to transaction, expenses associated with these activities are not considered a key measure of our operating performance.

We use Adjusted EBITDA:

•	as a measure of operating performance;

•	for planning purposes, including the preparation of budgets and forecasts;

•	to allocate resources to enhance the financial performance of our business;

•	to evaluate the effectiveness of our business strategies;

•	in communications with our board of directors concerning our financial performance and

•	as a bonus target for our employees.

Adjusted EBITDA is a non-GAAP measure as defined by Regulation G under the Securities Act of 1933, as amended (“the Securities Act”) and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The term Adjusted EBITDA is not defined under GAAP, and Adjusted EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with GAAP, and is subject to important limitations.

Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs and

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt.

In addition, Adjusted EBITDA can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the GAAP results and using Adjusted EBITDA as supplemental information.

Set forth below is a reconciliation from our net income to Adjusted EBITDA for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(unaudited)

Net income	$8,000	$15,581	$33,554	$30,378
Interest expense	27,683	26,032	52,019	51,973
Income tax expense	628	16,567	19,790	28,555
Amortization of purchased intangible assets and software(1)	10,938	15,123	25,049	30,246
Depreciation and amortization of all other fixed assets	11,172	12,154	22,651	24,426

EBITDA	58,421	85,457	153,063	165,578
EBITDA Adjustments:
Share-based compensation expense(2)	2,239	1,047	4,775	2,272
Acquisition and integration related expenses(3)	3,377	839	3,517	1,661
Restructuring and conversion costs(4)	7,306	2,285	15,285	2,026
Debt amendment and extinguishment costs(5)	38,484	—	38,605	—
Other(6)	37	37	75	76

Total EBITDA Adjustments	51,443	4,208	62,257	6,035

Adjusted EBITDA	$109,864	$89,665	$215,320	$171,613

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 and our 2007 acquisitions of UVEST, the Affiliated Entities and IFMG Securities, Inc., Independent Financial Marketing Group, Inc. and LSC Insurance Agency of Arizona, Inc., (together, “IFMG”)

(2)	Represents share-based compensation expense related to vested stock options awarded to employees and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.

(3)	Represents acquisition and integration costs primarily as a result of our 2007 acquisitions of the Affiliated Entities and IFMG.

(4)	Represents organizational restructuring charges incurred in 2010 and 2009 for severance and one-time termination benefits, asset impairments, lease and contract termination fees and other transfer costs.

(5)	Represents debt amendment costs incurred in 2010 for amending and restating our credit agreement to establish a new term loan tranche and to extend the maturity of an existing tranche on our senior credit facilities, and debt extinguishment costs to redeem our subordinated notes.

(6)	Represents excise and other taxes.

Adjusted Net Income and Adjusted Net Income per share

Adjusted Net Income represents net income before: (a) share-based compensation expense, (b) amortization of purchased intangible assets and software resulting from our 2005 merger transaction and our 2007 acquisitions of UVEST, the Affiliated Entities and IFMG, (c) acquisition and integration related expenses, (d) restructuring and conversion costs, (e) debt amendment and extinguishment costs and (f) other. Reconciling items are tax effected using the income tax rates in effect for the applicable period, adjusted for any potentially non-deductible amounts.

Adjusted Net Income per share represents Adjusted Net Income divided by weighted average outstanding shares on a fully diluted basis.

We prepared Adjusted Net Income and Adjusted Net Income per share to eliminate the effects of items that we do not consider indicative of our core operating performance.

We believe that Adjusted Net Income and Adjusted Net Income per share, viewed in addition to, and not in lieu of, our reported GAAP results provide useful information to investors regarding our performance and overall results of operations for the following reasons:

•	because non-cash equity grants made to employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, stock-based compensation expense is not a key measure of our operating performance;

•	because costs associated with acquisitions and related integrations, debt refinancing, restructuring and conversions can vary from period to period and transaction to transaction, expenses associated with these activities are not considered a key measure of our operating performance and

•	because amortization expenses can vary substantially from company to company and from period to period depending upon each company’s financing and accounting methods, the fair value and average expected life of acquired intangible assets and the method by which assets were acquired, the amortization of intangible assets obtained in acquisitions are not considered a key measure in comparing our operating performance.

We believe Adjusted Net Income and Adjusted Net Income per share are useful to investors in evaluating our operating performance because securities analysts use them as supplemental measures to evaluate the overall performance of companies, and we anticipate that our investor and analyst presentations, in the event we become publically traded, will include Adjusted Net Income and Adjusted Net Income per share.

Adjusted Net Income and Adjusted Net Income per share are not measures of our financial performance under GAAP and should not be considered as an alternative to net income or earnings per share or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our profitability or liquidity.

We understand that, although Adjusted Net Income and Adjusted Net Income per share are frequently used by securities analysts and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider Adjusted Net Income and Adjusted Net Income per share in isolation, or as substitutes for an analysis of our results as reported under GAAP. In particular you should consider:

•	Adjusted Net Income and Adjusted Net Income per share do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Adjusted Net Income and Adjusted Net Income per share do not reflect changes in, or cash requirements for, our working capital needs and

•	Other companies in our industry may calculate Adjusted Net Income and Adjusted Net Income per share differently than we do, limiting their usefulness as comparative measures.

Management compensates for the inherent limitations associated with using Adjusted Net Income and Adjusted Net Income per share through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted Net Income to the most directly comparable GAAP measure, net income.

The following table sets forth a reconciliation of net income to Adjusted Net Income and Adjusted Net Income per share:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
		(unaudited)

Net income	$8,000	$15,581	$33,554	$30,378
After-Tax:
EBITDA Adjustments(1)
Share-based compensation expense(2)	1,870	866	3,880	1,898
Acquisition and integration related expenses	2,052	506	2,137	1,002
Restructuring and conversion costs	4,440	1,378	9,263	1,222
Debt amendment and extinguishment costs	23,387	—	23,460	—
Other	22	22	46	45

Total EBITDA Adjustments	31,771	2,772	38,786	4,167

Amortization of purchased intangible assets and software(1)	6,647	9,120	15,177	18,239

Adjusted Net Income	$46,418	$27,473	$87,517	$52,784

Adjusted Net Income per share(3)	$0.47	$0.28	$0.88	$0.54
Weighted average shares outstanding — diluted	99,487	98,501	99,248	98,235

(1)	EBITDA Adjustments and amortization of purchased intangible assets and software have been tax effected using a federal rate of 35.0% and the applicable effective state rate which ranged from 4.23% to 4.71%, net of the federal tax benefit. The effective tax rate for three months ended June 30, 2010 and 2009 represents the actual tax rate whereas the effective tax rate for the six months ended June 30, 2010 and 2009 represents a blended rate.

(2)	Represents the after-tax vesting of non-qualified stock options in which we receive a tax deduction upon exercise, and the full impact of incentive stock options granted to employees that have vested and qualify for preferential tax treatment and conversely, we do not receive a tax deduction. Share-based compensation for vesting of incentive stock options was $1.3 million and $0.6 million, respectively, for the three months ended June 30, 2010 and 2009, and $2.5 million and $1.3 million, respectively, for the six months ended June 30, 2010 and 2009.

(3)	Represents Adjusted Net Income divided by weighted average number of shares outstanding on a fully diluted basis. Set forth is a reconciliation of earnings per share on a fully diluted basis as calculated in accordance with GAAP to Adjusted Net Income per share:

	For the Three
	Months		For the Six
	Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(unaudited)

Earnings per share (diluted)	$0.08	$0.16	$0.33	$0.30
Adjustment for allocation of undistributed earnings to stock units	—	—	0.01	0.01
After-Tax:
EBITDA Adjustments per share	0.32	0.03	0.39	0.04
Amortization of purchased intangible assets and software per share	0.07	0.09	0.15	0.19

Adjusted Net Income per share	$0.47	$0.28	$0.88	$0.54

Economic Overview and Impact of Financial Market Events

During the first six months of 2010, the equity markets continued to be positive relative to the comparable prior year period. This improvement from the market lows that occurred in March of 2009 is reflected in the daily S&P 500, which averaged 1,135 during the second quarter of 2010, 27.1% above the comparable prior year period. For the six months ended June 30, 2010, the S&P 500 daily average was 1,129, an increase of 32.7% over the average for the six months ended June 30, 2009. This rebound has positively influenced our advisory and brokerage assets and improved those revenue sources which are directly driven by asset-based pricing. Despite the recovery from the market lows in the first quarter of 2009, the market and economic environment continue to be uncertain. During the second quarter of 2010, the overall trend of the equity markets was downward as the S&P index closed at its high of 1,217 on April 23, and dropped 15.3% during the remainder of the quarter to close at 1,031, due to continued economic concerns and weak consumer confidence.

In response to the market turbulence and overall economic environment, the central banks, including the Federal Reserve, have maintained historically low interest rates. The average effective rate for federal funds was 0.19% in the second quarter of 2010, compared to 0.18% for the second quarter of 2009. For the six months ended June 30, 2010 and 2009, the average effective rates for federal funds were 0.16% and 0.18%, respectively. The low interest rate environment negatively impacts our revenues from client assets in our cash sweep programs.

While our business has improved as a result of the more favorable environment, our outlook remains cautiously optimistic and we continue to attempt to mitigate the impact of financial market events on our earnings with a strategic focus on attractive growth opportunities such as business development from attracting new advisors and through expense management activities.

Results of Operations

The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2010 and 2009. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)

Revenues
Commissions	$420,169	$367,431	14.4%	$809,141	$714,651	13.2%
Advisory fees	215,146	161,463	33.2%	421,476	325,368	29.5%
Asset-based fees	77,436	67,739	14.3%	148,886	130,393	14.2%
Transaction and other fees	68,132	61,609	10.6%	135,495	122,947	10.2%
Other	9,278	11,075	(16.2)%	18,569	18,936	(1.9)%

Net revenues	790,161	669,317	18.1%	1,533,567	1,312,295	16.9%

Expenses
Production	556,538	463,988	19.9%	1,069,740	906,519	18.0%
Compensation and benefits	74,822	64,841	15.4%	148,397	131,819	12.6%
General and administrative	54,550	49,501	10.2%	107,787	99,372	8.5%
Depreciation and amortization	22,110	27,277	(18.9)%	47,700	54,672	(12.8)%
Restructuring charges	4,622	(197)	*	8,571	(524)	*
Other	3,274	5,643	(42.0)%	8,051	9,363	(14.0)%

Total operating expenses	715,916	611,053	17.2%	1,390,246	1,201,221	15.7%

Non-operating interest expense	27,683	26,032	6.3%	52,019	51,973	0.1%
Loss on extinguishment of debt	37,979	—	*	37,979	—	*
(Gain) loss on equity method investment	(45)	84	*	(21)	168	*

Total expenses	781,533	637,169	22.7%	1,480,223	1,253,362	18.1%

Income before provision for income taxes	8,628	32,148	(73.2)%	53,344	58,933	(9.5)%
Provision for income taxes	628	16,567	(96.2)%	19,790	28,555	(30.7)%

Net income	$8,000	$15,581	(48.7)%	$33,554	$30,378	10.5%

*	Not Meaningful.

Revenues

Commissions

The following table sets forth our commission revenue by product category included in our unaudited condensed consolidated statements of income for the three months ended June 30, 2010 and 2009 (in thousands):

	2010	% Total	2009	% Total	Change	% Change

Variable annuities	$172,755	41.1%	$127,602	34.7%	$45,153	35.4%
Mutual funds	117,254	27.9%	93,693	25.5%	23,561	25.1%
Fixed annuities	39,202	9.3%	69,351	18.9%	(30,149)	(43.5)%
Alternative investments	26,179	6.2%	19,007	5.2%	7,172	37.7%
Equities	25,034	6.0%	22,942	6.2%	2,092	9.1%
Fixed income	20,943	5.0%	19,531	5.3%	1,412	7.2%
Insurance	18,216	4.4%	14,676	4.0%	3,540	24.1%
Other	586	0.1%	629	0.2%	(43)	(6.8)%

Total commission revenue	$420,169	100.0%	$367,431	100.0%	$52,738	14.4%

Commission revenue increased by $52.7 million, or 14.4%, for the three months ended June 30, 2010 compared with 2009. In comparison to the prior year, trail-based commissions increased significantly as a result of improved market conditions as well as growth in assets eligible for trail payment. Sales-based commissions also increased as a result of greater commission-based products activity. Sales-based commissions from more market sensitive products such as mutual funds and variable annuities experienced an increase over the prior year period due to increasing investor confidence. Sales of certain financial products with more predictable cash flows such as fixed annuities, which typically increase during periods of financial uncertainty, decreased during this period, consistent with the market’s recovery.

The following table sets forth our commission revenue by product category included in our unaudited condensed consolidated statements of income for the six months ended June 30, 2010 and 2009 (in thousands):

	2010	% Total	2009	% Total	Change	% Change

Variable annuities	$328,447	40.6%	$257,045	36.0%	$71,402	27.8%
Mutual funds	232,255	28.7%	176,515	24.7%	55,740	31.6%
Fixed annuities	73,090	9.0%	129,504	18.1%	(56,414)	(43.6)%
Equities	49,140	6.1%	44,043	6.1%	5,097	11.6%
Alternative investments	46,197	5.7%	36,328	5.1%	9,869	27.2%
Fixed income	41,955	5.2%	35,168	4.9%	6,787	19.3%
Insurance	36,894	4.6%	34,762	4.9%	2,132	6.1%
Other	1,163	0.1%	1,286	0.2%	(123)	(9.6)%

Total commission revenue	$809,141	100.0%	$714,651	100.0%	$94,490	13.2%

For the six months ended June 30, 2010, commission revenue increased by $94.5 million, or 13.2%, compared with 2009. The increase is primarily due to an increase in trail-based commissions related to improved market conditions as well as growth in assets eligible for trail payment. Sales-based commissions also increased as a result of greater commission-based products activity. Sales-based commissions from more market sensitive products such as mutual funds and variable annuities experienced an increase over the prior year period due to increasing investor confidence. Sales of certain financial products with more predictable cash flows such as fixed annuities, which typically increase during periods of financial uncertainty, decreased during this period, consistent with the market’s recovery.

Advisory Fees

Advisory fees increased by $53.7 million, or 33.2%, for the three months ended June 30, 2010 compared with 2009. For the six months ended June 30, 2010, advisory fees increased $96.1 million, or 29.5%, compared to the prior year period. The increase was primarily due to the effect of the rebounding market, which prompted a significant increase on the value of client assets in advisory programs. Our advisory assets under management increased 20.8% from $65.3 billion at June 30, 2009 to $78.9 billion at June 30, 2010.

The following table summarizes the activity within our advisory assets under management for the six months ended June 30, 3010 and 3009 (in billions):

	2010	2009

Beginning balance at January 1	$77.2	$59.6
Net new advisory assets	3.9	2.6
Market impacts	(2.2)	3.1

Ending balance at June 30	$78.9	$65.3

Asset-Based Fees

Asset-based fees increased by $9.7 million, or 14.3%, for the three months ended June 30, 2010 compared with 2009. Revenues from product sponsors and for record-keeping services, which are largely based on the underlying asset values, increased due to the impact of the market’s recovery on the value of those underlying assets. Revenues from our cash sweep programs for the three months ended June 30, 2010 declined by $3.3 million, or 10.0% from the three months ended June 30, 2009 due to a decrease in assets held in our cash sweep programs and the depressed interest rate environment as reflected by the average effective federal funds rate and its influence on fees associated with our cash sweep programs. For the three months ended June 30, 2010, the effective federal funds rate averaged 0.19% compared to 0.18% for the three months ended June 30, 2009. Assets in our cash sweep programs averaged $18.6 billion and $21.3 billion for the three months ended June 30, 2010 and 2009, respectively.

Asset-based fees increased by $18.5 million, or 14.2%, for the six months ended June 30, 2010 compared with 2009. Revenues from product sponsors and for record-keeping services, which are largely based on the underlying asset values, increased due to the impact of the market’s recovery on the value of those underlying assets. Revenues from our cash sweep programs for the six months ended June 30, 2010 declined by $8.8 million, or 13.6% from the six months ended June 30, 2009 due to a decrease in assets held in our cash sweep programs and the depressed interest rate environment as reflected by the average effective federal funds rate and its influence on fees associated with our cash sweep programs. For the six months ended June 30, 2010, the effective federal funds rate averaged 0.16% compared to 0.18% for the six months ended June 30, 2009. Assets in our cash sweep programs averaged $18.5 billion and $21.9 billion for the six months ended June 30, 2010 and 2009, respectively.

Transaction and Other Fees

Transaction and other fees, which include fees from advisors and their client accounts for various processing, technology and account services increased by $6.5 million, or 10.6%, for the three months ended June 30, 2010 compared with 2009. This increase is largely due to increased prices and corresponding fees to advisors for licensing and professional liability insurance services of $1.4 million and $1.8 million, respectively.

Transaction and other fees increased by $12.5 million, or 10.2%, for the six months ended June 30, 2010 compared with 2009. This increase is due, in part, to a $2.0 million increase in revenues earned from advisor conferences held in 2010; these conferences were not held in 2009 due to market conditions. In addition, charges to advisors for licensing and professional liability insurance services increased by $2.7 million and $3.5 million, respectively, in 2010 as compared to 2009 due to increases in pricing for such services.

Other Revenue

Other revenue decreased by $1.8 million, or 16.2%, for the three months ended June 30, 2010 compared with 2009. The decrease was primarily attributed to unrealized mark-to-market losses in securities owned and certain other assets, which were offset by higher direct investment marketing allowances received from product sponsor programs, largely based on the market values of the underlying assets.

For the six months ended June 30, 2010, other revenue decreased $0.4 million, or 1.9%, compared with the same period in the prior year. The decrease was due primarily to lower interest revenue from client margin lending activities and interest earned on our cash equivalents, as well as unrealized mark-to-market losses in securities owned and certain other assets. These decreases were partially offset by higher direct investment marketing allowances received from product sponsor programs, largely based on the market values of the underlying assets.

Expenses

Production Expenses

Production expenses increased by $92.6 million, or 19.9%, for the three months ended June 30, 2010 compared with 2009. This increase was correlated with our commission and advisory revenues, which increased by 20.1% during the same period. Our production payout averaged 86.1% for the three months ended June 30, 2010 and 86.2% for the three months ended June 30, 2009.

Production expenses increased by $163.2 million, or 18.0%, for the six months ended June 30, 2010 compared with 2009. This increase was a result of an 18.3% increase in our commission and advisory revenues during the same period. Our production payout averaged 85.5% for the six months ended June 30, 2010 and 85.6% for the six months ended June 30, 2009.

Compensation and Benefits

Compensation and benefits increased by $10.0 million, or 15.4%, for the three months ended June 30, 2010 compared with 2009. The increase was primarily attributed to the restoration of certain employee-related items, including increases in bonus levels and employer contributions to our retirement plans in the current year period that were suspended in 2009 as a result of our cost management initiatives. Our average number of full-time employees was 2,502 and 2,433 for the three months ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010, compensation and benefits increased $16.6 million, or 12.6%, compared to the prior year period. The increase was primarily attributed to the restoration of certain employee-related items, including increases in bonus levels and employer contributions to our retirement plans in the current year period that were suspended in 2009 as a result of our cost management initiatives. Our average number of full-time employees was 2,483 and 2,448 for the six months ended June 30, 2010 and 2009, respectively.

General and Administrative Expenses

General and administrative expenses increased by $5.0 million, or 10.2%, for the three months ended June 30, 2010 compared with 2009. The increase compared to the prior year was due to aggressive cost reduction measures that took place in the first quarter of 2009 due to our strategic business review. As market conditions improved, we cautiously reinstated certain levels of general and administrative expenses that are necessary to support growth and service to our advisors.

For the six months ended June 30, 2010, general and administrative expenses increased $8.4 million, or 8.5%, compared to the prior year period. The increase compared to the prior year was due to the reinstatement of certain levels of general and administrative expenses necessary to support growth and service to our advisors. During the first half of 2010, we reinstated certain advisor conference services, which increased general and administrative expenses by $5.8 million.

Depreciation and Amortization

Depreciation and amortization expense decreased by $5.2 million, or 18.9%, for the three months ended June 30, 2010 compared with 2009. For the six months ended June 30, 2010, depreciation and amortization decreased by $7.0 million, or 12.8%, compared to the same period in the prior year. The decrease in both the three and six month periods is primarily attributed to a step up in basis of $89.1 million in our internally developed software that was established at the time of our 2005 merger transaction and became fully amortized in April 2010. We recorded $1.6 million and $6.3 million in amortization expense for these assets for the three and six month ended June 30, 2010, respectively, and $4.8 million and $9.6 million for the corresponding periods in 2009, respectively. In addition, we recorded asset impairments of $19.9 million in the third and fourth quarter of 2009 in the consolidation of our Affiliated Entities, which resulted in lower balances in those intangible assets that are amortized.

Restructuring Charges

Restructuring charges represent expenses incurred as a result of our 2009 consolidation of the Affiliated Entities and our strategic business review committed to in 2008 to reduce our cost structure and improve operating efficiencies.

Restructuring charges were $4.6 million for the three months ended June 30, 2010. For the six months ended June 30, 2010, restructuring charges were $8.6 million, which includes charges incurred for severance and termination benefits of $2.1 million, contract termination costs of $2.4 million, asset impairment charges of $0.8 million and $3.3 million in other expenditures principally relating to the conversion and transfer of advisors and their client accounts from the Affiliated Entities to LPL Financial. In the first half of 2009, we recorded $0.5 million in adjustments that reduced previously estimated restructuring charges related to our 2008 strategic business review.

Other Expenses

Other expenses decreased by $2.4 million, or 42.0%, for the three months ended June 30, 2010 compared with 2009. For the six months ended June 30, 2010, other expenses decreased $1.3 million, or 14.0%, compared to the prior year period. The decrease in expense is primarily due to reductions in customer account write-offs and other cost reductions.

Interest Expense

Interest expense includes non-operating interest expense for our senior secured credit facilities and our senior unsecured subordinated notes.

Interest expense increased by $1.7 million, or 6.3%, for the three months ended June 30, 2010 compared with 2009. For the six months ended June 30, 2010, interest expense increased approximately $0.1 million, or 0.1%, compared to the same period in the prior year. The increase for the three and six month periods was primarily due to the 30 day redemption period of our senior unsecured subordinated notes. During that time, interest was incurred on $550.0 million under our senior unsecured subordinated notes as well as on our 2017 Term Loans.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $38.0 million for the three and six month periods ended June 30, 2010. In May 2010, we amended and restated our credit agreement to establish a new term loan tranche and to extend the maturity of an existing tranche on our senior credit facilities. In June 2010, we redeemed our senior unsecured subordinated notes with the proceeds from our new term loan tranche, and recorded a $29.6 million charge. In addition, we wrote off $6.9 million of unamortized debt issuance costs associated with the subordinated notes.

Gain or Loss on Equity Method Investment

The gain or loss on equity method investment represents our share of gains or losses related to our investment in a privately held technology company.

The gain on equity method investment for the three and six month periods ended June 30, 2010 was approximately $0.1 million. Loss on equity method investment was $0.1 million and $0.2 million for the three and six months ended June 30, 2009, respectively.

Provision for Income Taxes

We estimate our full-year effective income tax rate at the end of each interim reporting period. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The tax rate in any quarter can be affected positively and negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective income tax rates reflect the impact of state taxes, settlement contingencies and expenses that are not deductible for tax purposes.

During the three months ended June 30, 2010, we recorded income tax expense of $0.6 million compared with an income tax expense of $16.6 million for the three months ended June 30, 2009. Our effective income tax rate was 7.3% and 51.5% for the three months ended June 30, 2010 and 2009, respectively. We reported a low effective income tax rate for the three months ended June 30, 2010, due to a favorable state apportionment ruling covering the current and previous years and due to the revision of certain settlement contingencies for prior periods. For the three month period ended June 30, 2010, the ruling resulted in reductions of 27.8% and the revision to settlement contingencies resulted in reductions of 9.6%, respectively, to our effective income tax rate. Excluding the impact of these reductions, our effective tax rate would have been 44.7% for the three month period ended June 30, 2010.

During the six months ended June 30, 2010, we recorded income tax expense of $19.8 million compared with an income tax expense of $28.6 million for the six months ended June 30, 2009. Our effective income tax rate was 37.1% and 48.5% for the six months ended June 30, 2010 and 2009, respectively. We reported a low effective income tax rate for the six months ended June 30, 2010, due to a favorable state apportionment ruling covering the current and previous years and due to the revision of certain settlement contingencies for prior periods. For the six month period ended June 30, 2010, the ruling resulted in reductions of 4.5% and the revision to settlement contingencies resulted in reductions of 1.5%, respectively, to our effective income tax rate. Excluding the impact of these reductions, our effective tax rate would have been 43.1% for the six month period ended June 30, 2010.

Liquidity and Capital Resources

Senior management establishes our liquidity and capital policies. These policies include senior management’s review of short- and long-term cash flow forecasts, review of monthly capital expenditures and daily monitoring of liquidity for our subsidiaries. Decisions on the allocation of capital include projected profitability and cash flow, risks of the business, regulatory capital requirements and future liquidity needs for strategic activities. Our Treasury Department assists in evaluating, monitoring and controlling the business activities that impact our financial condition, liquidity and capital structure and maintains relationships with various lenders. The objectives of these policies are to support the executive business strategies while ensuring ongoing and sufficient liquidity.

A summary of changes in cash flow data is provided as follows:

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)

Net cash flows (used in) provided by:
Operating activities	$53,024	$121,778
Investing activities	(2,721)	(3,543)
Financing activities	(26,156)	(3,619)

Net increase in cash and cash equivalents	24,147	114,616
Cash and cash equivalents — beginning of period	378,594	219,239

Cash and cash equivalents — end of period	$402,741	$333,855

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.

Net cash provided by operating activities includes net income adjusted for non-cash expenses such as depreciation and amortization, restructuring charges, share-based compensation, deferred income tax provision and changes in operating assets and liabilities. Operating assets and liabilities include balances related to settlement and funding of client transactions, receivables from product sponsors and accrued commissions and advisory fees due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and client behaviors. Net cash provided by operating activities for the six months ended June 30, 2010 was $53.0 million, compared to net cash provided by operating activities of $121.8 million for the six months ended June 30, 2009.

Net cash used in investing activities for the six months ended June 30, 2010 and June 30, 2009 totaled $2.7 million and $3.5 million, respectively. The decrease for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was principally due to an increase in proceeds from securities held to maturity in the current year period.

Net cash used in financing activities for the six months ended June 30, 2010 and June 30, 2009, was $26.2 million and $3.6 million, respectively. The increase in cash used in financing activities for the six months ended June 30, 2010 as compared to the prior year period is primarily related to the redemption of $579.6 million of our senior unsecured subordinated notes, offset by $566.7 million of proceeds received from our 2017 Term Loans. In addition, we paid $7.2 million in debt issuance costs in the current year period.

We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, will be adequate to satisfy our working capital needs, the payment of all of our obligations and the funding of anticipated capital expenditures for the foreseeable future.

Operating Capital Requirements

Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading done on margin and funds we are required to maintain at clearing organizations to support clients’ trading activities. We require that our advisors’ clients deposit funds with us in support of their trading activities and we hypothecate securities held as margin collateral, which we in turn use to lend to clients for margin transactions and deposit with our clearing organizations. These activities account for the majority of our working capital requirements, which are primarily funded directly or indirectly by our advisors’ clients. Our other working capital needs are primarily limited to regulatory capital requirements and software development, which we have satisfied in the past from internally generated cash flows.

Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. Historically, these timing differences were funded either with internally generated cash flow or, if needed, with funds drawn under short-term borrowing facilities, including both committed unsecured lines of credit and uncommitted lines of credit secured by client securities. LPL Financial, one of our broker-dealer subsidiaries, utilizes uncommitted lines secured by client securities to fund margin loans and other client transaction- related timing differences.

Our registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial and Associated compute net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from client transactions plus 1% of net commission payable, as defined. LPL Financial is also subject to the CFTC’s minimum financial requirements, which require that it maintain net capital, as defined, equal to 4% of customer funds required to be segregated pursuant to the Commodity Exchange Act, less the market value of certain commodity options, all as defined. UVEST, MSC and WFG all compute net capital requirements under the aggregate indebtedness method, which requires firms to maintain minimum net capital, as defined, of not less than 6.67% of aggregate indebtedness plus 1% of net commission payable, also as defined.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments, seek additional capital or restructure or refinance our indebtedness. These measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity constraints and might be required to dispose of material assets or operations to meet our debt service and other obligations. However, our senior secured credit agreement will restrict our ability to dispose of assets and the use of proceeds from any such dispositions. We may not be able to consummate those dispositions, and even if we could consummate such dispositions, or to obtain the proceeds that we could realize from them and, in any event, the proceeds may not be adequate to meet any debt service obligations then due.

Indebtedness

On May 24, 2010, we amended and restated our senior secured credit agreement to add a new term loan tranche of $580.0 million maturing at June 28, 2017, which we used, together with cash on hand, to redeem our $550.0 million of senior unsecured subordinated notes, as described below. We also extended the maturity of a $500.0 million tranche of our term loan facility to June 25, 2015, with the remaining $317.1 million tranche maturing at the original maturity date of June 28, 2013.

On May 24, 2010, we gave notice of redemption of all of our outstanding senior unsecured subordinated notes. The redemption price of the senior unsecured subordinated notes was 105.375% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon up to but not including June 22, 2010 (the “Redemption Date”). The senior unsecured subordinated notes were redeemed on the Redemption Date.

We maintain a revolving credit facility which is provided through the senior secured credit facilities. On January 25, 2010, we amended our senior secured credit agreement to increase the revolving credit facility from $100 million to $218.2 million. In connection with this amendment, we extended the maturity of a $163.5 million tranche of the revolving credit facility to June 28, 2013. The remaining $54.7 million tranche retains its original maturity date of December 28, 2011.

We maintain two uncommitted lines of credit. One of the lines has an unspecified limit, and is primarily dependent on our ability to provide sufficient collateral. The other line had a limit of $100 million, which was increased to $150 million on May 27, 2010, and allows for both collateralized and uncollateralized (unsecured) borrowings.

We also are a party to interest rate swap agreements, in a notional amount of $210 million, to mitigate interest rate risk by hedging the variability of a portion of our floating-rate senior secured term loan.

Interest Rate and Fees

Borrowings under our senior secured credit facilities bear interest at a base rate equal to the one, two, three, six, nine or twelve-month LIBOR plus our applicable margin, or an alternative base rate (“ABR”) plus our applicable margin. The ABR is equal to the greatest of (a) the prime rate in effect on such day, (b) the effective federal funds rate in effect on such day plus 0.5% and (c) solely in the case of the 2015 Term Loans and the 2017 Term Loans, 2.50%.

The applicable margin for borrowings (a) with respect to the 2013 Term Loans is currently 0.75% for base rate borrowings and 1.75% for LIBOR borrowings, (b) with respect to the 2015 Term Loans is currently 1.75% for base rate borrowings and 2.75% for LIBOR borrowings, (c) with respect to the 2017 Term Loans is currently 2.75% for base rate borrowings and 3.75% for LIBOR borrowings, (d) with respect to revolver tranche maturing in 2011 is currently 1.00% for base rate borrowings and 2.00% for LIBOR borrowings and (e) with respect to revolver tranche maturing in 2013 is currently 2.50% for base rate borrowings and 3.50% for LIBOR borrowings. The applicable margin on our 2013 Term Loans could change depending on our credit rating. The LIBOR Rate with respect to the 2015 Term Loans and the 2017 Term Loans shall in no event be less than 1.50%.

In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rates at June 30, 2010 were 0.375% for our revolver tranche maturing in 2011 and 0.75% for our revolver tranche maturing in 2013, but are subject to change depending on our leverage ratio. We must also pay customary letter of credit fees.

Prepayments

The senior secured credit facilities (other than the revolving credit facility) require us to prepay outstanding amounts under our senior secured term loan facility subject to certain exceptions, with:

•	50% (percentage will be reduced to 25% if our total leverage ratio is 5.00 or less and to 0% if our total leverage ratio is 4.00 or less) of our annual excess cash flow (as defined under our credit agreement) adjusted for, among other things, changes in our net working capital;

•	100% of the net cash proceeds of all nonordinary course asset sales or other dispositions of property, if we do not reinvest or commit to reinvest those proceeds in assets to be used in our business or to make certain other permitted investments within 15 months as long as such reinvestment is completed within 180 days; and

•	100% of the net cash proceeds of any incurrence of debt, other than proceeds from debt permitted under the senior secured credit agreement.

The foregoing mandatory prepayments will be applied to scheduled installments of principal of the senior secured term loan facility in direct order.

We may voluntarily repay outstanding loans under the senior secured credit agreement at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

Amortization

We are required to repay the loans under the senior secured term loan facility in equal quarterly installments in aggregate annual amounts equal to 1% of the original funded principal amount of such facility, with the balance being payable on the final maturity date of the facility.

Principal amounts outstanding under the revolving credit facilities are due and payable in full at maturity.

Guarantee and Security

The senior secured credit facilities are secured primarily through pledges of the capital stock in our subsidiaries.

Certain Covenants and Events of Default

The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

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

Our senior secured credit facilities prohibit us from paying dividends and distributions or repurchasing our capital stock except for limited purposes, including, but not limited to payments in connection with: (i) redemption, repurchase, retirement or other acquisition of our equity interests from present or former officers, managers, consultants, employees and directors upon the death, disability, retirement, or termination of employment of any such person or otherwise in accordance with any stock option or stock appreciate rights plan, any management or employee stock ownership plan, stock subscription plan, employment termination agreement or any employment agreements or stockholders’ agreement, in an aggregate amount not to exceed $5.0 million in any fiscal year plus the amount of cash proceeds from certain equity issuances to such persons, the amount of equity interests subject to a certain deferred compensation plan and the amount of certain key-man life insurance proceeds, (ii) franchise taxes, general corporate and operating expenses not to exceed $3.0 million in any fiscal year, and fees and expenses related to any unsuccessful equity or debt offering permitted by the senior secured credit facilities, (iii) tax liabilities to the extent attributable to our business and our subsidiaries and (iv) dividends and other distributions in an aggregate amount not to exceed 50% of our cumulative consolidated net income available to stockholders at such time so long as at the time of such payment of dividend or the making of such distribution, and after giving effect thereto, our leverage ratio is less than 3.50:1.00.

In addition, our financial covenant requirements include a leverage ratio test and an interest coverage ratio test. Under our leverage ratio test, we covenant not to allow the ratio of our consolidated total debt (as defined in our senior secured credit agreement) to an adjusted EBITDA reflecting financial covenants in our senior secured credit facilities (“Credit Agreement Adjusted EBITDA”) to exceed certain prescribed levels set forth in the agreement. Under our interest coverage ratio test, we covenant not to allow the ratio of our Credit Agreement Adjusted EBITDA to our consolidated interest expense (as defined in our senior secured credit agreement) to be less than certain prescribed levels set forth in the agreement. Each of our financial ratios is measured at the end of each fiscal quarter.

Our senior secured credit agreement provides us with a right to cure in the event we fail to comply with our leverage ratio test or our interest coverage test. We must exercise this right to cure within ten days of the delivery of our quarterly certificate calculating the financial ratio for that quarter.

If we fail to comply with these covenants and are unable to cure, we could face substantial liquidity problems and could be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful or feasible. Our senior secured credit agreement restricts our ability to sell assets. Even if we could consummate those sales, the proceeds that we realize from them may not be adequate to meet any debt service obligations then due. Furthermore, if an event of default were to occur with respect to our senior secured credit agreement, our creditors could, among other things, accelerate the maturity of our indebtedness.

As of June 30, 2010 and December 31, 2009, we were in compliance with all of our covenant requirements.

Our covenant requirements and pro forma ratios for the twelve month period ended June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Covenant	Actual	Covenant	Actual
Financial Ratio	Requirement	Ratio	Requirement	Ratio

Leverage Test (Maximum)	4.10	2.99	4.60	3.42
Interest Coverage (Minimum)	2.35	4.09	2.15	3.81

Set forth below is a reconciliation from EBITDA, Adjusted EBITDA and Credit Agreement Adjusted EBITDA to our net income for the trailing twelve months ending June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
	(unaudited)

Net income	$50,696	$47,520
Interest expense	100,968	100,922
Income tax expense	16,282	25,047
Amortization of purchased intangible assets and software(1)	54,380	59,577
Depreciation and amortization of all other fixed assets	46,944	48,719

EBITDA	269,270	281,785
EBITDA Adjustments:
Share-based compensation expense(2)	8,940	6,437
Acquisition and integration related expenses(3)	4,893	3,037
Restructuring and conversion costs(4)	77,917	64,658
Debt amendment and extinguishment costs(5)	38,605	—
Other(6)	151	151

Total EBITDA Adjustments	130,506	74,283

Adjusted EBITDA	399,776	356,068
Pro-forma adjustments(7)	—	—

Credit Agreement Adjusted EBITDA	$399,776	$356,068

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 and our 2007 acquisitions of UVEST, the Affiliated Entities and IFMG.

(2)	Represents share-based compensation expense related to vested stock options awarded to employees and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.

(3)	Represents acquisition and integration costs primarily as a result of our 2007 acquisitions of the Affiliated Entities and IFMG.

(4)	Represents organizational restructuring charges incurred in 2009 and 2010 for severance and one-time termination benefits, assets impairments, lease and contract termination fees and other transfer costs.

(5)	Represents debt amendment costs incurred in 2010 for amending and restating our credit agreement to establish a new term loan tranche and to extend the maturity of an existing tranche on our senior credit facilities, and debt extinguishment costs to redeem our subordinated notes.

(6)	Represents excise and other taxes.

(7)	Credit Agreement Adjusted EBITDA excludes pro forma general and administrative expenditures from acquisitions, as defined under the terms our senior secured credit agreement. There were no such adjustments for the twelve month periods ended June 30, 2010 and December 31, 2009.

Interest Rate Swaps

An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. We use interest rate swap agreements to hedge the variability on our floating rate for $210.0 million of our term loan under our senior secured credit facilities. We are required to pay the counterparty to the agreement fixed interest payments on a notional balance and in turn receive variable interest payments on that notional balance. Payments are settled quarterly on a net basis. As of June 30, 2010, we assessed our interest rate swaps as being highly effective and we expect them to continue to be highly effective. While approximately $1.2 billion of our term loan remains unhedged as of June 30, 2010, the risk of variability on our floating interest rate is partially mitigated by the client margin loans on which we carry floating interest rates. At June 30, 2010, our receivables from our advisors’ clients for margin loan activity were approximately $223.6 million.

Bank Loans Payable

We maintain two uncommitted lines of credit. One line has an unspecified limit, and is primarily dependent on the company’s ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. Both lines were utilized in 2010 and 2009; however, there were no balances outstanding at June 30, 2010 or December 31, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Notes 10 and 15 to our unaudited condensed consolidated financial statements.

The following table provides information with respect to our commitments and obligations as of June 30, 2010:

	Payments Due by Period
		< 1	1-3	4-5	> 5
	Total	Year	Years	Years	Years
	(In thousands)

Leases and other obligations(1)	$108,953	$30,257	$47,089	$20,038	$11,569
Senior secured term loan facilities(2)	1,393,625	13,972	345,553	490,350	543,750
Commitment fee on revolving line of credit(3)	3,770	1,366	2,404	—	—
Variable interest payments:(4)
2013 Term Loan (Hedged)	6,367	4,862	1,505	—	—
2013 Term Loan (Unhedged)	14,035	2,236	11,799	—	—
2015 Term Loan (Unhedged)	104,676	21,411	62,996	20,269	—
2017 Term Loan (Unhedged)	208,283	30,680	90,270	58,662	28,671
Interest rate swap agreements(5)	12,010	9,156	2,854	—	—

Total contractual cash obligations	$1,851,719	$113,940	$564,470	$589,319	$583,990

(1)	Minimum payments have not been reduced by minimum sublease rental income of $0.8 million due in the future under noncancelable subleases. Note 10 of our unaudited condensed consolidated financial statements provides further detail on operating lease obligations and obligations under non-cancelable service contracts.

(2)	Represents principal payments on our senior secured term loan facilities. See Note 8 of our unaudited condensed consolidated financial statements for further detail.

(3)	Represents commitment fees for unused borrowings on our senior secured revolving line of credit facility. See Note 8 of our unaudited condensed consolidated financial statements for further detail.

(4)	Our senior secured term loan facilities bear interest at floating rates. Variable interest payments are shown assuming the applicable LIBOR rates at June 30, 2010 remain unchanged. See Note 8 of our unaudited condensed consolidated financial statements for further detail.

(5)	Represents fixed interest payments net of variable interest received on our interest rate swap agreements. See Note 9 of our unaudited condensed consolidated financial statements for further detail.

As of June 30, 2010, we reflect a liability for unrecognized tax benefits of $22.6 million, which we have included in income taxes payable on the unaudited condensed consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

Fair Value of Financial Instruments

We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures.

We use prices obtained from an independent third-party pricing service to measure the fair value of our trading securities. We validate prices received from the pricing service using various methods including, comparison to prices received from additional pricing services, comparison to available market prices and review of other relevant market data including implied yields of major categories of securities. At June 30, 2010, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

Critical Accounting Policies

We have disclosed in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form S-1, filed on June 4, 2010, as amended. Those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our Registration Statement on Form S-1, as amended. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.

Recent Accounting Pronouncements

Refer to Note 2 of our unaudited condensed consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We maintain trading securities owned and securities sold but not yet purchased in order to facilitate client transactions, to meet a portion of our clearing deposit requirements at various clearing organizations, and to track the performance of our research models. These securities include mutual funds, debt securities issued by the U.S. government, money market funds, corporate debt securities, certificates of deposit and equity securities.

Changes in value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. We manage our trading inventory by product type. Our activities to facilitate client transactions generally involve mutual fund activities, including dividend reinvestments. The balances are based upon pending client activities which are monitored by our broker dealer support services department. Because these positions arise from pending client transactions, there are no specific trading or position limits. Positions held to meet clearing deposit requirements consist of US Government securities. The amount of securities deposited depend upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlement area with broker dealer support services. Our research department develops model portfolios that are used by advisors in developing client portfolios. We currently maintain 171 accounts, based on model portfolios. At the time the portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum for a client. Account minimums vary by product and can range from $10,000 to $50,000 per model. We utilize these positions to track the performance of the research department. The limits on this activity are based at the inception of each new model.

At June 30, 2010 and December 31, 2009, the fair value of our trading securities owned were $18.1 million and $15.4 million, respectively. Securities sold but not yet purchased were $2.6 million and $4.0 million respectively, at June 30, 2010 and December 31, 2009. See Note 4 of our unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned and securities sold but not yet purchased associated with our client facilitation activities. See Note 5 of our unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.

We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.

We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trail commissions are paid and assets eligible for sponsor payments.

Interest Rate Risk

We are exposed to risk associated with changes in interest rates. As of June 30, 2010, all of the outstanding debt under our senior secured credit facilities, $1.4 billion, was subject to floating interest rate risk. To provide some protection against potential rate increases associated with our floating senior secured credit facilities, we have entered into derivative instruments in the form of interest rate swap agreements with Morgan Stanley Capital Services, Inc. covering a portion ($210.0 million) of our senior secured indebtedness. While the unhedged portion of our senior secured debt is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at June 30, 2010:

	Outstanding at	Annual Impact of an Interest Rate Increase of
	Variable Interest	10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans	Rates	Points	Points	Points	Points
	(Dollars in thousands)

2013 Term Loan (Hedged)(1)	$210,000	$—	$—	$—	$—
2013 Term Loan (Unhedged)(2)	106,325	106	266	532	1,063
2015 Term Loan (Unhedged)(3)	498,750	—	—	—	167
2017 Term Loan (Unhedged)(3)	578,550	—	—	—	193

Variable Rate Debt Outstanding	$1,393,625	$106	$266	$532	$1,423

3-month LIBOR(4)	0.53%	0.63%	0.78%	1.03%	1.53%

(1)	Represents the portion of our 2013 Term Loan that is hedged by interest rate swap agreements, which have been designated as cash flow hedges against specific payments due on the 2013 Term Loan. Accordingly, any interest rate differential is reflected in an adjustment to interest expense over the term of the interest rate swap agreements.

(2)	Represents the unhedged portion of our 2013 Term Loan outstanding at June 30, 2010.

(3)	The variable interest rate for our 2015 Term Loan and our 2017 Term Loan is based on the greater of the three-month LIBOR of 0.53% or 1.50%, plus an applicable interest rate margin.

(4)	Represents the three-month LIBOR rate at June 30, 2010.

We offer our advisors and their clients two primary cash sweep programs that are interest rate sensitive: our bank sweep programs and money market sweep vehicles involving multiple money market fund providers. Our bank sweep programs use multiple non-affiliated banks to provide up to $1.5 million ($3.0 million joint) of FDIC insurance for client deposits custodied at the banks. While clients earn interest for balances on deposit in the bank sweep programs, we earn a fee. Our fees from the bank sweep programs are based on prevailing interest rates in the current interest rate environment, but may be adjusted in an increasing or decreasing interest rate environment or for other reasons. Changes in interest rates and fees for the bank sweep programs are monitored by our Fee and Rate Setting Committee (the “FRS Committee”), which governs and approves any changes to our fees. By meeting promptly after interest rates change, or for other market or non-market reasons, the FRS Committee balances financial risk of the bank sweep programs with products that offer competitive client yields. However, as short-term interest rates hit lower levels, the FRS Committee may be compelled to lower fees. The average Federal Reserve effective federal funds rate for June 2010 was 0.18%. A change in short-term interest rates of 10 basis points, if accompanied by a commensurate change in fees for our cash sweep programs, could result in an increase or decrease in income before income taxes of $11.8 million on an annual basis (assuming that client balances at June 30, 2010 did not change). Actual impacts may vary depending on interest rate levels, the significance of change, and the FRS Committee’s strategy in responding to that change.

Credit Risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. We bear credit risk on the activities of our advisors’ clients, including the execution, settlement, and financing of various transactions on behalf of these clients.

These activities are transacted on either a cash or margin basis. Our credit exposure in these transactions consists primarily of margin accounts, through which we extend credit to clients collateralized by cash and securities in the client’s account. Under many of these agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions.

As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our loss on margin accounts is immaterial and did not exceed $0.1 million during the six months ended June 30, 2010 or 2009. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities.

We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

We are subject to concentration risk if we extend large loans to or have large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (e.g. in the same industry). Receivables from and payables to clients and stock borrowing and lending activities are conducted with a large number of clients and counterparties and potential concentration is carefully monitored. We seek to limit this risk through careful review of the underlying business and the use of limits established by senior management, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment and other positions or commitments outstanding.

Operational Risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. We operate in diverse markets and are reliant on the ability of our employees and systems to process a large number of transactions. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In the event of a breakdown or improper operation of systems or improper action by employees or advisors, we could suffer financial loss, regulatory sanctions and damage to our reputation. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits.

Risk Management

We have established various committees of the Board of Directors to manage the risks associated with our business. Our Audit Committee was established for the primary purpose of overseeing (i) the integrity of our consolidated financial statements, (ii) our compliance with legal and regulatory requirements that may impact our consolidated financial statements or financial operations, (iii) the independent auditor’s qualifications and independence and (iv) the performance of our independent auditor and internal audit function. Our Compensation and Human Resources Committee was established for the primary purpose of (i) overseeing our efforts to attract, retain and motivate members of our senior management team in partnership with the Chief Executive Officer, (ii) to carry out the Board’s overall responsibility relating to the determination of compensation for all executive officers, (iii) to oversee all other aspects of our compensation and human resource policies and (iv) to oversee our management resources, succession planning and management development activities. We also have established a Risk Oversight Committee comprised of a group of our senior-most executives to oversee the management of our business risks.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding the Company’s legal proceedings is set forth under “Business — Legal Proceedings” in the Company’s Registration Statement on Form S-1, as amended.

Item 1A.	Risk Factors

Information regarding the Company’s risks is set forth under “Risk Factors” in the Company’s Registration Statement on Form S-1, as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation of LPL Investment Holdings Inc. is incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed on April 30, 2007.
3.2	Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc. dated December 20, 2005 is incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on April 30, 2007.
3.3	Amendment to the Certificate of Incorporation of LPL Investment Holdings Inc. dated March 10, 2006 is incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed on April 30, 2007.
3.4	Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc. dated December 26, 2007 is incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 4, 2008.
3.5	Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of LPL Investment Holdings Inc. dated March 31, 2008 is incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on March 31, 2008.
3.6	Amended and Restated Bylaws of LPL Investment Holdings Inc. is incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 3, 2008.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Investment Holdings Inc.

Date: August 4, 2010	By:	/s/ Mark S. Casady

Mark S. Casady
Chairman and Chief Executive Officer

Date: August 4, 2010	By:	/s/ Robert J. Moore

Robert J. Moore
Chief Financial Officer