Form 10-Q
period 2010-09-30
LPL Investment Holdings Inc.
filed 2010-10-29
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
     The number of shares of Common Stock, par value $0.001 per share, outstanding as of October 20, 2010 was 94,249,753.90.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES:
Commissions	$385,273	$370,249	$1,194,414	$1,084,900
Advisory fees	212,344	182,141	633,820	507,509
Asset-based fees	81,599	70,894	230,485	201,287
Transaction and other fees	70,243	68,764	205,738	191,711
Interest income, net of operating interest expense	5,105	4,992	14,882	15,379
Other	5,400	5,286	14,192	13,835

Net revenues	759,964	702,326	2,293,531	2,014,621

EXPENSES:
Commissions and advisory fees	517,266	472,960	1,569,424	1,363,583
Compensation and benefits	74,627	66,337	223,024	198,156
Depreciation and amortization	19,772	26,924	67,472	81,596
Promotional	23,497	24,492	49,141	50,108
Professional services	14,683	10,002	37,950	26,939
Occupancy and equipment	12,979	13,207	36,742	37,469
Brokerage, clearing and exchange	8,362	8,222	25,944	24,118
Communications and data processing	7,693	8,809	24,509	26,352
Regulatory fees and expenses	6,038	7,106	18,715	18,022
Restructuring charges	1,863	42,219	10,434	41,695
Travel and entertainment	3,908	2,171	9,528	6,269
Other	3,750	1,640	11,801	11,003

Total operating expenses	694,438	684,089	2,084,684	1,885,310
Non-operating interest expense	19,511	24,626	71,530	76,599
Loss on extinguishment of debt	—	—	37,979	—
Loss (gain) on equity method investment	3	96	(18)	264

Total expenses	713,952	708,811	2,194,175	1,962,173

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	46,012	(6,485)	99,356	52,448
PROVISION FOR (BENEFIT FROM) INCOME TAXES	19,868	(5,029)	39,658	23,526

NET INCOME (LOSS)	$26,144	$(1,456)	$59,698	$28,922

EARNINGS (LOSS) PER SHARE (Note 12):
Basic	$0.30	$(0.02)	$0.68	$0.33

Diluted	$0.26	$(0.02)	$0.59	$0.29

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except par value)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$442,547	$378,594
Cash and securities segregated under federal and other regulations	243,949	288,608
Receivables from:
Clients, net of allowance of $1,474 at September 30, 2010 and $792 at December 31, 2009	274,598	257,529
Product sponsors, broker-dealers and clearing organizations	184,352	171,900
Others, net of allowances of $8,652 at September 30, 2010 and $6,159 at December 31, 2009	159,128	139,317
Securities owned:
Trading(1)	18,561	15,361
Held-to-maturity	10,582	10,454
Securities borrowed	5,732	4,950
Fixed assets, net of accumulated depreciation and amortization of $267,831 at September 30, 2010 and $239,868 at December 31, 2009	74,273	101,584
Goodwill	1,293,366	1,293,366
Intangible assets, net of accumulated amortization of $163,499 at September 30, 2010 and $136,177 at December 31, 2009	569,303	597,083
Debt issuance costs, net of accumulated amortization of $12,833 at September 30, 2010 and $15,724 at December 31, 2009	24,984	16,542
Other assets	63,521	61,648

Total assets	$3,364,896	$3,336,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$144,669	$125,767
Payables to clients	408,245	493,943
Payables to broker-dealers and clearing organizations	26,420	18,217
Accrued commissions and advisory fees payable	121,008	110,040
Accounts payable and accrued liabilities	183,599	175,742
Income taxes payable	24,017	24,226
Interest rate swaps	9,665	17,292
Securities sold but not yet purchased — at market value	2,680	4,003
Senior credit facilities and subordinated notes	1,390,132	1,369,223
Deferred income taxes — net	127,126	147,608

Total liabilities	2,437,561	2,486,061

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 200,000,000 shares authorized; 94,246,414 shares issued and outstanding at September 30, 2010 of which 7,405,811 are restricted, and 94,214,762 shares issued and outstanding at December 31, 2009 of which 7,423,973 are restricted	87	87
Additional paid-in capital	690,194	679,277
Stockholder loans	(52)	(499)
Accumulated other comprehensive loss	(5,874)	(11,272)
Retained earnings	242,980	183,282

Total stockholders’ equity	927,335	850,875

Total liabilities and stockholders’ equity	$3,364,896	$3,336,936

(1)	Includes $10,799 and $7,797 pledged to clearing organizations at September 30, 2010 and December 31, 2009, respectively.
See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Stockholder	Comprehensive	Retained	Stockholders’
	Stock	Capital	Loans	Income (Loss)	Earnings	Equity
BALANCE — December 31, 2008	$87	$670,897	$(936)	$(15,498)	$135,762	$790,312
Comprehensive income:
Net income					28,922	28,922
Unrealized gain on interest rate swaps, net of tax expense of $1,793				3,163		3,163

Total comprehensive income						32,085
Exercise of stock options		258				258
Tax benefits from share-based compensation		147				147
Stockholder loans			443			443
Share-based compensation		4,965				4,965
Repurchase of 10,000 shares of common stock		(181)				(181)

BALANCE — September 30, 2009	$87	$676,086	$(493)	$(12,335)	$164,684	$828,029

BALANCE — December 31, 2009	$87	$679,277	$(499)	$(11,272)	$183,282	$850,875
Comprehensive income:
Net income					59,698	59,698
Unrealized gain on interest rate swaps, net of tax expense of $2,229				5,398		5,398

Total comprehensive income						65,096
Exercise of stock options		56				56
Tax benefits from share-based compensation		272				272
Stockholder loans			447			447
Share-based compensation		10,121				10,121
Issuance of 20,000 shares of common stock		468				468

BALANCE — September 30, 2010	$87	$690,194	$(52)	$(5,874)	$242,980	$927,335

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,698	$28,922
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	67,472	81,596
Amortization of debt issuance costs	3,623	2,807
Impairment of fixed assets	840	—
Loss on extinguishment of debt	37,979	—
Share-based compensation	10,121	4,965
Provision for bad debts	3,682	2,953
Deferred income tax provision	(22,711)	(21,678)
Impairment of intangible assets	—	17,873
Loan forgiveness	3,932	—
Other	(79)	(165)
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	44,659	71,986
Receivables from clients	(17,804)	21,551
Receivables from product sponsors, broker-dealers and clearing organizations	(12,452)	54,910
Receivables from others	(26,234)	(30,965)
Securities owned	(3,284)	(4,868)
Securities borrowed	(782)	(1,028)
Other assets	2,548	(3,341)
Drafts payable	18,902	(51,203)
Payables to clients	(85,698)	(72,082)
Payables to broker-dealers and clearing organizations	8,203	(355)
Accrued commissions and advisory fees payable	10,968	2,129
Accounts payable and accrued liabilities	5,498	(74)
Income taxes payable	63	4,626
Securities sold but not yet purchased	(1,323)	(1,104)

Net cash provided by operating activities	107,821	107,455

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows — (Continued)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(10,934)	$(6,403)
Proceeds from the disposal of fixed assets	—	135
Purchase of securities classified as held-to-maturity	(5,392)	(3,746)
Proceeds from maturity of securities classified as held-to-maturity	5,200	3,700
Deposits of restricted cash	(4,121)	(12,759)
Release of restricted cash	2,971	—

Net cash used in investing activities	(12,276)	(19,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior credit facilities	566,700	—
Redemption of subordinated notes	(579,563)	—
Net repayment of revolving line of credit	—	(56,500)
Repayment of senior credit facilities	(9,091)	(6,318)
Payment of debt issuance costs	(7,181)	—
Payment of deferred transaction costs	(3,253)	—
Repayment of stockholder loans	—	462
Proceeds from stock options exercised	56	258
Excess tax benefits from share-based compensation	272	147
Issuance of common stock	468	—
Repurchase of common stock	—	(181)

Net cash used in financing activities	(31,592)	(62,132)

NET INCREASE IN CASH AND CASH EQUIVALENTS	63,953	26,250
CASH AND CASH EQUIVALENTS — Beginning of period	378,594	219,239

CASH AND CASH EQUIVALENTS — End of period	$442,547	$245,489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$73,994	$61,997

Income taxes paid	$62,804	$41,420

NONCASH DISCLOSURES:
Capital expenditures purchased through short-term credit	$2,436	$105

Increase in unrealized gain on interest rate swaps, net of tax expense	$5,398	$3,163

Discount on proceeds from senior credit facilities recorded as debt issuance costs	$13,300	$—

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
Reportable Segment — The Company’s internal reporting is organized into three business channels; Independent Advisor Services, Institution Services and Custom Clearing Services, which are designed to enhance the services provided to its advisors. These channels qualify as individual operating segments, but are aggregated and viewed as one single reportable segment due to their similar economic characteristics, products and services, production and distribution process, regulatory environment and quantitative thresholds.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Fair Value of Financial Instruments — The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its indebtedness. The Company carries borrowings on its senior secured credit facilities and unsecured subordinated notes at amortized cost. As of September 30, 2010, the carrying amount and fair value of these borrowings were approximately $1,390 million and $1,371 million, respectively. As of December 31, 2009, the carrying amount and fair value were approximately $1,369 million and $1,278 million, respectively. See Note 4 for additional detail regarding the Company’s fair value measurements.
Recently Issued Accounting Pronouncements — Recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Company’s 2009 Annual Report on Form 10-K, that are of significance, or potential significance, to the Company are discussed below.
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
The following table summarizes the balance of accrued expenses related to the strategic business review and the changes in the accrued amounts as of and for the nine months ended September 30, 2010 (in thousands):

	Accrued Balance			Accrued Balance	Cumulative
	at December 31,	Costs		at September 30,	Costs Incurred
	2009	Incurred(1)	Payments	2010	to Date(2)
Severance and benefits	$1,996	$43	$(1,209)	$830	$14,548

(1)	Represents adjustments for changes in the Company’s estimates for the cost of providing post employment benefits to employees impacted by restructuring activities.

(2)	At September 30, 2010, cumulative costs incurred to date represent the total expected costs.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Consolidation of Affiliated Entities Initiative
On July 10, 2009, the Company committed to a corporate restructuring plan that consolidated the operations of Mutual Service Corporation (“MSC”), Associated Financial Group, Inc., Associated Securities Corp., Inc. (“Associated”), Associated Planners Investment Advisory, Inc. and Waterstone Financial Group, Inc. (“WFG”) (together, the “Affiliated Entities”) with LPL Financial Corporation (“LPL Financial”). This restructuring was effected to enhance service offerings to advisors while also generating efficiencies. The Company expects total costs associated with the initiative to be approximately $73.7 million. The Company has incurred the majority of these costs and anticipates recognizing the remaining costs by December 2013; however, adjustments may occur due to estimates of abandoned lease obligations with terms that extend through 2018.
The Company paid charges related to the conversion and transfer of certain advisors associated with the Affiliated Entities and their client accounts. Following the completion of these transfer activities, the registered representatives and client accounts that transferred are associated with LPL Financial. In 2009, as a condition for the regulatory approval of the transfer, the Affiliated Entities were required to deposit $12.8 million into escrow accounts pending the resolution of certain matters, of which $7.3 million was released. During the nine months ended September 30, 2010, the Company was required to deposit an additional $4.1 million into the escrow accounts and $3.0 million has been released.
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
The following table summarizes the balance of accrued expenses and the changes in the accrued amounts as of and for the nine months ended September 30, 2010 (in thousands):

	Accrued				Accrued	Cumulative	Total
	Balance at				Balance at	Costs	Expected
	December 31,	Costs			September 30,	Incurred	Restructuring
	2009	Incurred	Payments	Non-cash	2010	to Date	Costs
Severance and benefits	$2,759	$2,113	$(3,569)	$(456)	$847	$11,549	$11,549
Lease and contract termination fees	7,458	2,352	(3,195)	80	6,695	18,271	18,402
Asset impairments	—	840	—	(840)	—	20,764	20,764
Conversion and transfer costs	304	5,086	(1,843)	(3,422)	125	18,969	22,988

Total	$10,521	$10,391	$(8,607)	$(4,638)	$7,667	$69,553	$73,703

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
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At September 30, 2010, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its securities owned. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At September 30, 2010, the Company did not adjust prices received from the independent third-party pricing services.
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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
There have been no transfers of assets or liabilities between fair value measurement classifications during the nine months ended September 30, 2010. The following tables summarize the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
At September 30, 2010:
Assets
Cash equivalents	$296,865	$—	$—	$296,865
Securities segregated under federal and other regulations	242,022	—	—	242,022
Securities owned — trading:
Money market funds	113	—	—	113
Mutual funds	7,248	—	—	7,248
Debt securities	—	360	—	360
U.S. treasury obligations	10,799	—	—	10,799
Certificates of deposit	—	41	—	41

Total securities owned — trading	18,160	401	—	18,561

Other assets	15,550	—	—	15,550

Total assets at fair value	$572,597	$401	$—	$572,998

Liabilities
Securities sold but not yet purchased:
Mutual funds	$2,434	$—	$—	$2,434
Certificates of deposit	—	225	—	225
Equity securities	4	—	—	4
Debt securities	—	17	—	17

Total securities sold but not yet purchased	2,438	242	—	2,680

Interest rate swaps	—	9,665	—	9,665

Total liabilities at fair value	$2,438	$9,907	$—	$12,345

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
The amortized cost, gross unrealized gains and fair value of securities held-to-maturity were as follows (in thousands):

		Gross
	Amortized	Unrealized
	Cost	Gains	Fair Value
At September 30, 2010:
U.S. government notes	$10,582	$91	$10,673

At December 31, 2009:
U.S. government notes	$10,354	$49	$10,403
Certificate of deposit	100	—	100

Total	$10,454	$49	$10,503

The maturities of securities held-to-maturity at September 30, 2010 were as follows (in thousands):

	Within 1 Year	1-3 Years	Total
U.S. government notes — at amortized cost	$5,059	$5,523	$10,582

U.S. government notes — at fair value	$5,071	$5,602	$10,673

6.  Intangible Assets
The components of intangible assets as of September 30, 2010 and December 31, 2009 are as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
At September 30, 2010:
Definite-lived intangible assets:
Advisor and financial institution relationships	$458,424	$(110,437)	$347,987
Product sponsor relationships	231,930	(52,312)	179,618
Trust client relationships	2,630	(751)	1,879

Total definite-lived intangible assets	$692,984	$(163,500)	$529,484

Indefinite-lived intangible assets:
Trademark and trade name			39,819

Total intangible assets			$569,303

At December 31, 2009:
Definite-lived intangible assets:
Advisor and financial institution relationships	$458,424	$(91,586)	$366,838
Product sponsor relationships	231,930	(43,482)	188,448
Trust client relationships	2,630	(652)	1,978
Trademarks and trade names	457	(457)	—

Total definite-lived intangible assets	$693,441	$(136,177)	$557,264

Indefinite-lived intangible assets:
Trademark and trade name			39,819

Total intangible assets			$597,083

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Total amortization expense of intangible assets was $9.3 million and $27.8 million for the three and nine months ended September 30, 2010, respectively, and $9.8 million and $29.7 million for the three and nine months ended September 30, 2009, respectively. Amortization expense for each of the fiscal years ended December 2010 (remainder) through 2014 and thereafter is estimated as follows (in thousands):

2010 — remainder	$9,226
2011	36,840
2012	36,548
2013	35,927
2014	35,927
Thereafter	375,016

Total	$529,484

7.  Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 35%, primarily as a result of state taxes, settlement contingencies and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 43.2% and 77.5% for the three months ended September 30, 2010 and 2009, respectively, and 39.9% and 44.9% for the nine months ended September 30, 2010 and 2009, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
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
The applicable margin for borrowings with respect to the (a) 2013 Term Loans is currently 0.75% for base rate borrowings and 1.75% for LIBOR borrowings and could change depending on the Company’s credit rating; (b) 2015 Term Loans is currently 1.75% for base rate borrowings and 2.75% for LIBOR borrowings, and (c) 2017 Term Loans is currently 2.75% for base rate borrowings and 3.75% for LIBOR borrowings. The LIBOR Rate with respect to the 2015 Term Loans and the 2017 Term Loans shall in no event be less than 1.50%.
Borrowings under the Company’s senior secured term loan facilities bear interest at a base rate equal to either one, two, three, six, nine or twelve-month LIBOR plus the applicable margin, or an alternative base rate (“ABR”) plus the applicable margin. The ABR is equal to the greater of the prime rate or the effective federal funds rate plus 1/2 of 1.00% for the 2013 Term Loans and the greater of the prime rate, effective federal funds rate plus 1/2 of 1.00%, or 2.50% for the 2015 Term Loans and the 2017 Term Loans. The senior secured credit facilities are subject to certain financial and nonfinancial covenants. As of September 30, 2010 and December 31, 2009, the Company was in compliance with such covenants.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The Company may voluntarily repay outstanding loans under its senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.
Senior Secured Credit Facilities — Revolving Line of Credit — On January 25, 2010, the Company amended its senior secured credit facilities to increase the revolving credit facility from $100.0 million to $218.2 million, $10.0 million of which is being used to support the issuance of an irrevocable letter of credit for its subsidiary, The Private Trust Company, N.A. (“PTC”). As a result of the amendment, the Company paid $2.8 million in debt issuance costs, which have been capitalized within the unaudited condensed consolidated statements of financial condition and are being amortized as additional interest expense over the expected term of the related debt agreement. The Company also extended the maturity of a $163.5 million tranche of the revolving credit facility to June 28, 2013, while the remaining $54.7 million tranche retains its original maturity date of December 28, 2011. The tranche maturing in 2013 is priced at LIBOR + 3.50% with a commitment fee of 0.75%. The tranche maturing in 2011 maintains its previous pricing of LIBOR + 2.00% with a commitment fee of 0.375%. There was no outstanding balance on the revolving credit facility at September 30, 2010 and December 31, 2009.
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
Bank Loans Payable — The Company maintains two uncommitted lines of credit. One line has an unspecified limit, and is primarily dependent on the Company’s ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. Both lines were utilized in 2010 and 2009; however, there were no balances outstanding at September 30, 2010 or December 31, 2009.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The Company’s outstanding borrowings were as follows (in thousands):

		September 30, 2010			December 31, 2009
			Interest			Interest
	Maturity	Balance	Rate		Balance	Rate
Senior secured term loan:
Hedged with interest rate swaps	6/28/2013	$210,000	2.04	%(1)	$400,000	2.00	%(6)
Unhedged:
2013 Term Loans	6/28/2013	105,532	2.04	%(2)	419,223	2.00	%(7)
2015 Term Loans	6/25/2015	497,500	4.25	%(3)	—
2017 Term Loans	6/28/2017	577,100	5.25	%(4)	—
Senior unsecured subordinated notes	(5)	—			550,000	10.75%

Total borrowings		1,390,132			1,369,223
Less current borrowings (maturities within 12 months)		13,971			8,424

Long-term borrowings — net of current portion		$1,376,161			$1,360,799

(1)	As of September 30, 2010, the variable interest rate for the hedged portion of the 2013 Term Loans is based on the three-month LIBOR of 0.29%, plus the applicable interest rate margin of 1.75%.

(2)	As of September 30, 2010, the variable interest rate for the unhedged portion of the 2013 Term Loans is based on the three-month LIBOR of 0.29%, plus the applicable interest rate margin of 1.75%.

(3)	As of September 30, 2010, the variable interest rate for the unhedged portion of the 2015 Term Loans is based on the greater of the three-month LIBOR of 0.29% or 1.50%, plus the applicable interest rate margin of 2.75%.

(4)	As of September 30, 2010, the variable interest rate for the unhedged portion of the 2017 Term Loans is based on the greater of the three-month LIBOR of 0.29% or 1.50%, plus the applicable interest rate margin of 3.75%.

(5)	On June 22, 2010, the Company redeemed its 2015 Notes, which had an original maturity date of December 15, 2015.

(6)	As of December 31, 2009, the variable interest rate for the hedged portion of the 2013 Term Loans is based on the three-month LIBOR of 0.25%, plus the applicable interest rate margin of 1.75%.

(7)	As of December 31, 2009, the variable interest rate for the unhedged portion of the 2013 Term Loans is based on the three-month LIBOR of 0.25% plus the applicable interest rate margin of 1.75%.
The following summarizes borrowing activity in the revolving and uncommitted line of credit facilities (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
Average balance outstanding	$89	$44,559	$2,766	$75,276
Weighted-average interest rate	1.00%	2.32%	1.16%	2.41%

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The minimum calendar year payments and maturities of the senior secured borrowings as of September 30, 2010 are as follows (in thousands):

2010 — remainder	$3,493
2011	13,971
2012	13,971
2013	319,197
2014	10,800
Thereafter	1,028,700

Total	$1,390,132

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
The following table summarizes information related to the Company’s interest rate swaps as of September 30, 2010 (in thousands):

		Variable
Notional	Fixed	Receive	Fair	Maturity
Balance	Pay Rate	Rate(1)	Value	Date
$ 145,000	4.83%	0.29%	$(4,833)	June 30, 2011
65,000	4.85%	0.29%	(4,832)	June 30, 2012

$ 210,000			$(9,665)

(1)	The variable receive rate reset on the last day of the period, based on the applicable three-month LIBOR. The effective rate from June 30, 2010 through September 29, 2010 was 0.53%. As of September 30, 2010, the effective rate was 0.29%.
The interest rate swap agreements qualify for hedge accounting and have been designated as cash flow hedges against specific payments due on the Company’s senior secured term loan. As of September 30, 2010, the Company assessed the interest rate swap agreements as being highly effective and expects them to continue to be highly effective. Accordingly, the changes in fair value of the interest rate swaps have been recorded as other comprehensive loss, with the fair value included as a liability on the Company’s unaudited condensed consolidated statements of financial condition. The Company has reclassified $2.3 million and $10.9 million from other comprehensive loss as additional interest expense for the three and nine months ended September 30, 2010, respectively, and $2.7 million and $12.2 million for the three and nine months ended September 30, 2009, respectively. Based on current interest rate assumptions and assuming no additional interest rate swap agreements are entered into, the Company expects to reclassify $9.5 million or $5.7 million after tax, from other comprehensive loss as additional interest expense over the next 12 months.
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
Future minimum payments under leases, lease commitments and other non-cancellable contractual obligations with remaining terms greater than one year as of September 30, 2010 are as follows (in thousands):

Years ending December 31
2010 — remainder	$7,847
2011	31,230
2012	24,635
2013	15,510
2014	8,765
Thereafter	15,065

Total(1)	$103,052

(1)	Minimum payments have not been reduced by minimum sublease rental income of $0.7 million due in the future under noncancellable subleases.
Total rental expense for all operating leases was $4.3 million and $12.8 million for the three and nine months ended September 30, 2010, respectively, and $5.0 million and $15.3 million for the three and nine months ended September 30, 2009, respectively.
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
Loan Commitments — From time to time, the Company makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process. Due to timing differences, the Company may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining the Company, and may be forgivable. The Company had no significant unfunded commitments at September 30, 2010 and December 31, 2009.
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
On October 1, 2009, LPL Holdings, Inc., a subsidiary of the Company, received written notice from a third-party indemnitor under a certain purchase and sale agreement asserting that it is no longer obligated to indemnify the Company for certain claims under the provisions of the purchase and sale agreement. The Company believes that this assertion is without merit and has commenced litigation to enforce its indemnity rights. Such litigation remains pending in the court system.
During the third quarter of 2010, the Company settled two arbitrations that involve activities covered under the third-party indemnification agreement described above. In connection with these settlements, the Company has recorded legal expenses of $8.9 million during the nine months ended September 30, 2010, of which $5.6 million has been recorded in the third quarter of 2010. These legal expenses have been included in professional services within the unaudited condensed consolidated statements of income. The Company will seek to recover the costs associated with defending and settling these matters, plus other costs incurred on matters that the Company believes are subject to the indemnification. The remaining claims outstanding for which the indemnifying party is disputing its obligation involve alleged damages that are not material to the Company’s unaudited condensed consolidated statements of financial condition, income or cash flows.
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
Other Commitments — As of September 30, 2010, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $327.9 million, which it can sell or repledge. Of this amount, approximately $174.1 million has been pledged or sold as of September 30, 2010; $151.4 million was pledged to banks in connection with unutilized secured margin lines of credit, $12.3 million was pledged with client-owned securities to the Options Clearing Corporation, and $10.4 million was loaned to the Depository Trust Company (“DTC”) through participation in its Stock Borrow Program. As of December 31, 2009, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $227.9 million, which it can sell or repledge. Of this amount, approximately $158.8 million has been pledged or sold as of December 31, 2009; $141.6 million was pledged to banks in connection with unutilized secured margin lines of credit, $10.0 million was pledged with client-owned securities to the Options Clearing Corporation, and $7.2 million was loaned to the DTC through participation in its Stock Borrow Program.
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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The Company recognizes share-based compensation expense related to employee stock option awards based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized $7.6 million and $4.0 million of share-based compensation related to the vesting of employee stock option awards during the nine months ended September 30, 2010 and 2009, respectively, which is included in compensation and benefits on the unaudited condensed consolidated statements of income. As of September 30, 2010, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $28.2 million, which is expected to be recognized over a weighted-average period of 3.44 years.
The Company recognizes share-based compensation expense for stock options and warrants awarded to its advisors and financial institutions based on the fair value of awards at each interim reporting period. The Company recognized $2.5 million and $1.0 million of share-based compensation during the nine months ended September 30, 2010 and 2009, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory expenses on the unaudited condensed consolidated statements of income. As of September 30, 2010, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $10.1 million for advisors and financial institutions, which is expected to be recognized over a weighted-average period of 3.61 years.
The following table presents the weighted-average assumptions used by the Company in calculating the fair value of its stock options and warrants with the Black-Scholes valuation model that have been granted during the nine months ended September 30, 2010 and 2009:

	2010	2009
Expected life (in years)	6.51	6.84
Expected stock price volatility	50.30%	50.98%
Expected dividend yield	—	—
Annualized forfeiture rate	5.00%	4.64%
Fair value of options	$12.33	$11.79
Risk-free interest rate	2.79%	2.77%
The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. The Company estimates the expected term for its employee option awards using the simplified method in accordance with Staff Accounting Bulletin 110, Certain Assumptions Used in Valuation Methods, because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. The Company estimates the expected term for stock options and warrants awarded to advisors and financial institutions using the contractual term. Expected volatility is calculated based on companies of similar growth and maturity and the Company’s peer group in the industry in which the Company does business because the Company does not have sufficient historical volatility data. The Company will continue to use peer group volatility information until historical volatility of the Company is available to measure expected volatility for future grants. In the future, as the Company gains historical data for volatility of its own stock and the actual term over which stock options and warrants are held, expected volatility and the expected term may change, which could substantially change the grant-date fair value of future awards of stock options and warrants and, ultimately, compensation recorded on future grants.
The Company has assumed an annualized forfeiture rate for its stock options and warrants based on a combined review of industry, employee and advisor turnover data, as well as an analytical review performed of historical pre-vesting forfeitures occurring over the previous year. The Company records additional expense if the actual forfeiture rate is lower than estimated and records a recovery of prior expense if the actual forfeiture is higher than estimated.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The following table summarizes the Company’s activity in its stock option and warrant plans for the nine months ended September 30, 2010:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(Years)	(In thousands)
Outstanding — December 31, 2009	22,702,469	$6.99
Granted	68,776	23.41
Exercised	(29,814)	1.86
Forfeited	(187,505)	21.96

Outstanding — September 30, 2010	22,553,926	$6.92	4.25	$486,672

Exercisable — September 30, 2010	18,704,480	$3.61	3.40	$465,586

The following table summarizes information about outstanding stock option and warrant awards:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
	Total	Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
At September 30, 2010:
$1.07 — $2.38	17,142,240	3.01	$1.74	17,142,240	$1.74
$10.30 — $19.74	941,164	8.15	18.30	208,217	16.74
$21.60 — $22.08	2,149,650	8.67	22.02	539,190	21.94
$23.02 — $27.80	2,320,872	7.76	26.57	814,833	27.37

	22,553,926	4.25	$6.92	18,704,480	$3.61

2008 Nonqualified Deferred Compensation Plan
On November 19, 2008, the Company established an unfunded, unsecured deferred compensation plan to permit employees and former employees that held non-qualified stock options issued under the 2005 Stock Option Plan for Incentive Stock Options and 2005 Stock Option Plan for Non-qualified Stock Options that were to expire in 2009 and 2010, to receive stock units under the 2008 Nonqualified Deferred Compensation Plan. Stock units represent the right to receive one share of common stock. Distribution will occur at the earliest of (a) a date in 2012 to be determined by the Board of Directors; (b) a change in control of the Company; or (c) death or disability of the participant. Issuance of stock options for stock units, which occurred in December 2008, is not taxable for federal and state income tax purposes until the participant receives a distribution under the deferred compensation plan. At September 30, 2010, the Company had 2,823,452 stock units outstanding under the 2008 Nonqualified Deferred Compensation Plan.
2000 Stock Bonus Plan
The Company’s advisors participate in the fifth amended and restated 2000 Stock Bonus Plan (the “Stock Bonus Plan”), which provided for the grant and allocation of bonus credits. Each bonus credit represented the right to receive shares of common stock. Participation in the Stock Bonus Plan was dependent upon meeting certain eligibility criteria, and bonus credits were allocated to eligible participants based on certain performance metrics, including amount and type of commissions, as well as tenure. Bonus credits vested annually in equal increments over a three-year period and expired on the tenth anniversary following the date of grant. Unvested bonus credits held by advisors who terminated prior to vesting were forfeited and reallocated to other advisors eligible under the plan. In 2008, the Company amended and restated its Stock Bonus Plan to provide its advisors with physical ownership of common stock of the Company. These restricted shares are entitled to vote but may not be sold, assigned or transferred and are not entitled to receive dividends or non-cash distributions, until either a sale of the

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Company that constitutes a change in control or an initial public offering. There are 7,399,403 restricted shares issued and outstanding as of September 30, 2010.
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
Director Restricted Stock Plan
In March 2010, the Company established a Director Restricted Stock Plan (the “Director Plan”). Eligible participants include non-employee directors who are in a position to make a significant contribution to the success of the Company. Restricted stock awards vest on the second anniversary of the date of grant and upon termination of service, unvested awards shall immediately be forfeited. On March 15, 2010, the Company issued 6,408 restricted stock awards to certain of its directors at a fair value of $23.41 per share. A summary of the status of the Company’s restricted stock awards under the Director Plan as of and for the nine months ending September 30, 2010 is as follows:

Weighted Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2010	—	$—
Granted	6,408	23.41
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2010	6,408	$23.41

The Company accounts for restricted stock awards granted to its non-employee directors by measuring such awards at their grant date fair value. Share-based compensation expense is recognized ratably over the requisite service period, which generally equals the vesting period. As of September 30, 2010, total unrecognized compensation cost was $0.1 million, which is expected to be recognized over a weighted-average remaining period of 1.45 years.
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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
A reconciliation of the income used to compute basic and diluted earnings per share for the periods noted was as follows (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic earnings per share:
Net income (loss), as reported	$26,144	$(1,456)	$59,698	$28,922
Less: allocation of undistributed earnings to stock units	(424)	—	(968)	(585)

Net income (loss), for computing basic earnings per share	$25,720	$(1,456)	$58,730	$28,337

Diluted earnings per share:
Net income (loss), as reported	$26,144	$(1,456)	$59,698	$28,922
Less: allocation of undistributed earnings to stock units	(370)	—	(848)	(515)

Net income (loss), for computing diluted earnings per share	$25,774	$(1,456)	$58,850	$28,407

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings per share for the periods noted was as follows (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic weighted average number of shares outstanding	86,838	86,697	86,817	86,608
Dilutive common share equivalents	12,774	—	12,486	11,919

Diluted weighted average number of shares outstanding	99,612	86,697	99,303	98,527

Basic and diluted earnings per share for the periods noted were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic earnings (loss) per share	$0.30	$(0.02)	$0.68	$0.33
Diluted earnings (loss) per share	$0.26	$(0.02)	$0.59	$0.29
Basic weighted average shares outstanding and diluted weighted average shares outstanding were the same for the three months September 30, 2009, because the effect of potential shares of common stock was anti-dilutive since the Company generated a net loss.
The computation of diluted earnings per share excluded stock options and warrants to purchase 2,832,223 shares and 3,165,183 shares for the three months ended September 30, 2010 and 2009, respectively, and 3,226,653 shares and 3,041,438 shares for the nine months ended September 30, 2010 and 2009, respectively, because the effect would have been anti-dilutive.
Restricted shares issued under the Company’s 2000 Stock Bonus Plan have been excluded from the calculation of basic and diluted earnings per share for all periods presented because the shares are contingent on a change in control or an initial public offering. There are 7,399,403 restricted shares issued and outstanding as of September 30, 2010.
13.  Related Party Transactions
AlixPartners, LLP (“AlixPartners”), a company majority-owned by one of the Company’s majority stockholders, provides services pursuant to an agreement for interim management and consulting. The Company paid $0.6 million to AlixPartners during the nine months ended September 30, 2009.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
One of the Company’s majority stockholders owns a minority interest in Artisan Partners Limited Partnership (“Artisan”), which pays fees in exchange for product distribution and record-keeping services. During the nine months ended September 30, 2010 and 2009, the Company earned $1.7 million and $1.0 million, respectively, in fees from Artisan. Additionally, as of September 30, 2010 and December 31, 2009, Artisan owed the Company $0.5 million, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the unaudited condensed consolidated statements of financial condition.
American Beacon Advisor, Inc. (“American Beacon”), a company majority-owned by one of the Company’s majority stockholders, pays fees in exchange for product distribution and record-keeping services. During the nine months ended September 30, 2010 and 2009, the Company earned $0.1 million and $0.3 million, respectively, in fees from American Beacon. Additionally, as of December 31, 2009, American Beacon owed the Company $0.1 million, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the unaudited condensed consolidated statements of financial condition.
One of the Company’s majority stockholders owns a minority interest in XOJET, Inc. (“XOJET”), which provides chartered aircraft services. The Company paid $0.9 million to XOJET during the nine months ended September 30, 2010.
Certain entities affiliated with SunGard Data Systems Inc. (“SunGard”), a company majority-owned by one of the Company’s majority stockholders, provide data center recovery services. The Company paid $0.2 million to SunGard during both of the nine month periods ended September 30, 2010 and 2009.
Blue Frog Solutions, Inc. (“Blue Frog”), a privately held technology company in which the Company holds an equity interest, provides software licensing for annuity order entry and compliance. The Company paid $0.9 million and $0.7 million to Blue Frog for such services during the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the Company had a payable to Blue Frog of $0.2 million, which is included in accounts payable and accrued liabilities on the unaudited condensed consolidated statement of financial condition.
In conjunction with the acquisition of UVEST Financial Services Group, Inc. (“UVEST”), the Company made full-recourse loans to certain members UVEST of management (also selling stockholders), most of whom are now stockholders of the Company. In February 2010, the Company forgave approximately $0.4 million to a stockholder. As of September 30, 2010 and December 31, 2009, outstanding stockholder loans, which are reported as a deduction from stockholders’ equity, were approximately $0.1 million and $0.5 million, respectively.
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
Net capital and net capital requirements for the Company’s broker-dealer subsidiaries as of September 30, 2010 are presented in the following table (in thousands):

		Minimum
	Net	Net Capital	Excess Net
	Capital	Required	Capital
LPL Financial Corporation	$109,904	$6,360	$103,544
UVEST Financial Services Group, Inc.	10,232	1,564	8,668

Total	$120,136	$7,924	$112,212

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
In connection with the consolidation of the Affiliated Entities; Associated, MSC and WFG have ceased operations but continue to be required to meet certain regulatory requirements until such time that their broker-dealer license withdrawals are complete. At September 30, 2010, Associated, MSC and WFG had aggregate net capital of $12.7 million, which was $12.1 million in excess of the minimum net capital requirements.
LPL Financial is a clearing broker-dealer and UVEST is an introducing broker-dealer. Prior to the cessation of operations, Associated, MSC and WFG were introducing broker-dealers.
PTC is also subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s unaudited condensed consolidated financial statements. As of September 30, 2010 and December 31, 2009, the Company’s registered broker-dealers and PTC have met all capital adequacy requirements to which it is subject.
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
15.  Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk
LPL Financial’s client securities activities are transacted on either a cash or margin basis. In margin transactions, LPL Financial extends credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client’s account. As clients write options contracts or sell securities short, LPL Financial may incur losses if the clients do not fulfill their obligations and the collateral in the clients’ accounts is not sufficient to fully cover losses that clients may incur from these strategies. To control this risk, LPL Financial monitors margin levels daily and clients are required to deposit additional collateral, or reduce positions, when necessary.
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
Overview
We provide an integrated platform of proprietary technology, brokerage and investment advisory services to over 12,000 independent financial advisors and financial advisors at financial institutions across the country (our “advisors”), enabling them to successfully service their retail investors with unbiased, conflict-free financial advice. In addition, we support approximately 4,000 financial advisors with customized clearing, advisory platforms and technology solutions. Our singular focus is to support our advisors with the front, middle and back-office support they need to serve the large and growing market for independent investment advice, particularly in the mass affluent market. We believe we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services and full open architecture access to leading financial products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting or market making.
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
We track recurring revenue, which we define to include our revenues from asset-based fees, advisory fees, our trailing commissions, cash sweep programs and certain transaction and other fees that are based upon accounts and advisors. Because recurring revenue is associated with asset balances, it will fluctuate depending on the market value of the asset balances and current interest rates. Accordingly, recurring revenue can be negatively impacted by adverse external market conditions. However, recurring revenue is meaningful to us despite these fluctuations because it is not based on transaction volumes or other activity-based fees, which are more difficult to predict, particularly in declining or volatile markets.

The table below summarizes the sources of our revenue and the underlying drivers:
•	Commissions and Advisory Fees. Transaction-based commissions and advisory fees both represent advisor-generated revenue, generally 85-90% of which is paid to advisors.
Commissions. Transaction-based commission revenues represent gross commissions generated by our advisors, primarily from commissions earned on the sale of various financial products such as fixed and variable annuities, mutual funds, general securities, alternative investments and insurance and can vary from period to period based on the overall economic environment, number of trading days in the reporting period and investment activity of our clients. We also earn trailing commission type revenues (a commission that is paid over time, such as 12(b)-1 fees) on mutual funds and variable annuities held by clients of our advisors. Trail commissions are recurring in nature and are earned based on the current market value of investment holdings.

Advisory Fees. Advisory fee revenues represent fees charged by us and our advisors to their clients based on the value of advisory assets.
•	Asset-Based Fees. Asset-based fees are comprised of fees from cash sweep programs, our financial product manufacturer sponsorship programs, and omnibus processing and networking services. Pursuant to contractual arrangements, uninvested cash balances in our advisors’ client accounts are swept into either insured deposit accounts at various banks or third-party money market funds, for which we receive fees, including administrative and record-keeping fees based on account type and the invested balances. In addition, we receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales-force education and training efforts. We also earn fees on mutual fund assets for which we provide administrative and record-keeping services. Our networking fees represent fees paid to us by mutual fund and annuity product manufacturers in exchange for administrative and record-keeping services that we provide to clients of our advisors. Networking fees are correlated to the number of positions we administer, not the value of assets under administration.
•	Transaction and Other Fees. Revenues earned from transaction and other fees primarily consist of transaction fees and ticket charges, subscription fees, IRA custodian fees, contract and license fees, conference fees and small/inactive account fees. We charge fees to our advisors and their clients for executing transactions in brokerage and fee-based advisory accounts. We earn subscription fees for the software and technology services provided to our advisors and on IRA custodial services that we provide for their client accounts. We charge monthly administrative fees to our advisors. We charge fees to financial product manufacturers for participating in our training and marketing conferences and fees to our advisors and their clients for accounts that do not meet certain specified thresholds of size or activity. In addition, we host certain advisor conferences that serve as training, sales and marketing events in our first and third fiscal quarters and as a result, we anticipate higher transaction and other fees resulting from the collection of revenues from sponsors and advisors, in comparison to other periods.

•	Interest and Other Revenue. Other revenue includes marketing re-allowances from certain financial product manufacturers as well as interest income from client margin accounts and cash equivalents, net of operating interest expense.
Our Operating Expenses
•	Production Expenses. Production expenses consist of commissions and advisory fees as well as brokerage, clearing and exchange fees. We pay out the majority of commissions and advisory fees received from sales or services provided by our advisors. Substantially all of these payouts are variable and correlated to the revenues generated by each advisor.

•	Compensation and Benefits Expense. Compensation and benefits expense includes salaries and wages and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

•	General and Administrative Expenses. General and administrative expenses include promotional fees, occupancy and equipment, communications and data processing, regulatory fees, travel and entertainment and professional services. We host certain advisor conferences that serve as training, sales and marketing events in our first and third quarters and as a result, we anticipate higher general and administrative expenses in comparison to other periods.

•	Depreciation and Amortization Expense. Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets represent significant intangible assets established through our acquisitions, as well as fixed assets which include internally developed software, hardware, leasehold improvements and other equipment.

•	Restructuring Charges. Restructuring charges represent expenses incurred as a result of our 2009 consolidation of the Affiliated Entities and our strategic business review committed to and implemented in 2008 to reduce our cost structure and improve operating efficiencies.

•	Other Expenses. Other expenses include bank fees, other taxes, bad debt expense and other miscellaneous expenses.

How We Evaluate Growth
We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics as of and for the three and nine months ended September 30, 2010 and 2009 are as follows:

	September 30,
	2010	2009	% Change
	(unaudited)
Business Metrics
Advisors(1)	12,017	12,027	(0.1)%
Advisory and brokerage assets(2) (in billions)	$293.3	$268.9	9.1%
Advisory assets under management(3) (in billions)	$86.2	$72.6	18.7%
Net new advisory assets(4) (in billions)	$5.8	$4.5	28.9%
Insured cash account balances(3) (in billions)	$11.7	$11.4	2.6%
Money market account balances(3) (in billions)	$6.9	$7.5	(8.0)%

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(unaudited)
Financial Metrics
Revenue growth (decline) from prior period	8.2%	(12.1)%	13.8%	(16.5)%
Recurring revenue as a % of net revenue(5)	61.2%	58.0%	60.2%	56.2%
Gross margin(6) (in millions)	$234.3	$221.1	$698.2	$626.9
Gross margin as a % of net revenue(6)	30.8%	31.5%	30.4%	31.1%
Net income (loss) (in millions)	$26.1	$(1.5)	$59.7	$28.9
Adjusted EBITDA (in millions)	$98.6	$89.6	$314.0	$261.2
Adjusted Net Income (in millions)	$40.5	$34.7	$128.0	$87.5

(1)	Advisors are defined as those investment professionals who are licensed to do business with our broker-dealer subsidiaries. We consolidated the operations of the Affiliated Entities with LPL Financial in the third quarter of 2009, which resulted in attrition of 138 advisors in the fourth quarter of 2009. Excluding this attrition, we have added 128 new advisors during the twelve months ended September 30, 2010.

(2)	Advisory and brokerage assets are comprised of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition.

(3)	Advisory assets under management, insured cash account balances and money market account balances are components of advisory and brokerage assets.

(4)	Represents client asset inflows, less total client asset outflows, from client accounts within our advisory platforms.

(5)	Recurring revenue is derived from sources such as advisory fees, asset-based fees, trailing commission fees, fees related to our cash sweep programs, interest earned on margin accounts and technology and service fees.

(6)	Gross margin is calculated as net revenues less production expenses. Production expenses consist of the following expense categories from our consolidated statements of income: (i) commissions and advisory fees and (ii) brokerage, clearing and exchange. All other expense categories, including depreciation and amortization, are considered general and administrative in nature. Because our gross margin amounts do not include any depreciation and amortization expense, our gross margin amounts may not be comparable to those of others in our industry.

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
Set forth below is a reconciliation from our net income to Adjusted EBITDA for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(unaudited)
Net income (loss)	$26,144	$(1,456)	$59,698	$28,922
Interest expense	19,511	24,626	71,530	76,599
Income tax expense (benefit)	19,868	(5,029)	39,658	23,526
Amortization of purchased intangible assets and software(1)	9,352	14,915	34,401	45,161
Depreciation and amortization of all other fixed assets	10,420	12,009	33,071	36,435

EBITDA	85,295	45,065	238,358	210,643
EBITDA Adjustments:
Share-based compensation expense(2)	2,853	1,640	7,628	3,912
Acquisition and integration related expenses(3)	6,268	728	9,785	2,389
Restructuring and conversion costs(4)	4,153	42,135	19,438	44,161
Debt amendment and extinguishment costs(5)	28	—	38,633	—
Other(6)	36	38	112	114

Total EBITDA Adjustments	13,338	44,541	75,596	50,576

Adjusted EBITDA	$98,633	$89,606	$313,954	$261,219

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 and our 2007 acquisitions of UVEST, the Affiliated Entities and IFMG Securities, Inc., Independent Financial Marketing Group, Inc. and LSC Insurance Agency of Arizona, Inc. (together, “IFMG”).

(2)	Represents share-based compensation expense related to vested stock options awarded to employees and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.

(3)	Represents acquisition and integration costs resulting from our 2007 acquisitions of the Affiliated Entities and IFMG. Included in the three and nine months ended September 30, 2010, are expenditures for certain legal settlements that have not been resolved with the indemnifying party. See Litigation in Note 10 of our unaudited condensed consolidated financial statements for further discussion on legal settlements.

(4)	Represents organizational restructuring charges incurred in 2010 and 2009 for severance and one-time termination benefits, asset impairments, lease and contract termination fees and other transfer costs.

(5)	Represents debt amendment costs incurred in 2010 for amending and restating our credit agreement to establish a new term loan tranche and to extend the maturity of an existing tranche on our senior credit facilities, and debt extinguishment costs to redeem our subordinated notes, as well as certain professional fees incurred.

(6)	Represents excise and other taxes.

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
The following table sets forth a reconciliation of net income to Adjusted Net Income and Adjusted Net Income per share:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
		(unaudited)
Net income (loss)	$26,144	$(1,456)	$59,698	$28,922
After-Tax:
EBITDA Adjustments(1)
Share-based compensation expense(2)	2,257	1,308	6,137	3,206
Acquisition and integration related expenses	3,809	439	5,946	1,441
Restructuring and conversion costs	2,549	25,407	11,812	26,629
Debt amendment and extinguishment costs	17	—	23,477	—
Other	22	23	68	68

Total EBITDA Adjustments	8,654	27,177	47,440	31,344

Amortization of purchased intangible assets and software(1)	5,728	8,994	20,905	27,233

Adjusted Net Income	$40,526	$34,715	$128,043	$87,499

Adjusted Net Income per share(3)	$0.41	$0.35	$1.29	$0.89
Weighted average shares outstanding — diluted	99,612	98,703	99,303	98,527

(1)	EBITDA Adjustments and amortization of purchased intangible assets and software have been tax effected using a federal rate of 35.0% and the applicable effective state rate which ranged from 4.23% to 4.71%, net of the federal tax benefit.

(2)	Represents the after-tax expense of non-qualified stock options in which we receive a tax deduction upon exercise, and the full expense impact of incentive stock options granted to employees that have vested and qualify for preferential tax treatment and conversely, we do not receive a tax deduction. Share-based compensation for vesting of incentive stock options was $1.3 million and $0.8 million, respectively, for the three months ended September 30, 2010 and 2009, and $3.8 million and $2.1 million, respectively, for the nine months ended September 30, 2010 and 2009.

(3)	Represents Adjusted Net Income divided by weighted average number of shares outstanding on a fully diluted basis. Set forth is a reconciliation of earnings per share on a fully diluted basis as calculated in accordance with GAAP to Adjusted Net Income per share:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(unaudited)
Earnings (loss) per share — diluted	$0.26	$(0.02)	$0.59	$0.29
Adjustment for allocation of undistributed earnings to stock units	—	—	0.01	0.01
After-Tax:
EBITDA Adjustments per share	0.09	0.28	0.48	0.32
Amortization of purchased intangible assets and software per share	0.06	0.09	0.21	0.27

Adjusted Net Income per share	$0.41	$0.35	$1.29	$0.89

Economic Overview and Impact of Financial Market Events
During the first nine months of 2010, the equity markets continued to have a positive performance relative to the comparable prior year period. This improvement from the market lows that occurred in March of 2009 is reflected in the daily S&P 500, which averaged 1,096 during the third quarter of 2010, 10.0% above the comparable prior year period. For the nine months ended September 30, 2010, the S&P 500 daily average was 1,118, an increase of 24.2% over the average for the nine months ended September 30, 2009. This rebound has positively influenced our advisory and brokerage assets and improved those revenue sources which are directly driven by asset-based pricing. Despite the recovery from the market lows in the first quarter of 2009, the market and economic environment continue to be uncertain due to continued economic concerns and weak consumer confidence. During the third quarter of 2010, concerns about the sustainability of economic growth, particularly in the United States, led to a decline in the overall market levels, as the S&P 500 daily average for the third quarter was 3.4% lower than the average for the second quarter of 2010. The concerns about economic prospects, and the declining markets, led to lower investor activities.
In response to the market turbulence and overall economic environment, the central banks, including the Federal Reserve, have maintained historically low interest rates. The average effective rate for federal funds was 0.19% in the third quarter of 2010, compared to 0.15% for the third quarter of 2009. For both the nine months ended September 30, 2010 and 2009, the average effective rates for federal funds were 0.17%. The low interest rate environment negatively impacts our revenues from client assets in our cash sweep programs.
While our business has improved as a result of the more favorable environment, our outlook remains cautiously optimistic and we continue to attempt to mitigate the impact of financial market events on our earnings with a strategic focus on attractive growth opportunities such as business development from attracting new advisors and through expense management activities.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2010 and 2009. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Revenues
Commissions	$385,273	$370,249	4.1%	$1,194,414	$1,084,900	10.1%
Advisory fees	212,344	182,141	16.6%	633,820	507,509	24.9%
Asset-based fees	81,599	70,894	15.1%	230,485	201,287	14.5%
Transaction and other fees	70,243	68,764	2.2%	205,738	191,711	7.3%
Other	10,505	10,278	2.2%	29,074	29,214	(0.5)%

Net revenues	759,964	702,326	8.2%	2,293,531	2,014,621	13.8%

Expenses
Production	525,628	481,182	9.2%	1,595,368	1,387,701	15.0%
Compensation and benefits	74,627	66,337	12.5%	223,024	198,156	12.5%
General and administrative	68,798	65,787	4.6%	176,585	165,159	6.9%
Depreciation and amortization	19,772	26,924	(26.6)%	67,472	81,596	(17.3)%
Restructuring charges	1,863	42,219	*	10,434	41,695	*
Other	3,750	1,640	128.7%	11,801	11,003	7.3%

Total operating expenses	694,438	684,089	1.5%	2,084,684	1,885,310	10.6%

Non-operating interest expense	19,511	24,626	(20.8)%	71,530	76,599	(6.6)%
Loss on extinguishment of debt	—	—	*	37,979	—	*
Loss (gain) on equity method investment	3	96	*	(18)	264	*

Total expenses	713,952	708,811	0.7%	2,194,175	1,962,173	11.8%

Income (loss) before provision for (benefit from) income taxes	46,012	(6,485)	*	99,356	52,448	89.4%
Provision for (benefit from) income taxes	19,868	(5,029)	*	39,658	23,526	68.6%

Net income (loss)	$26,144	$(1,456)	*	$59,698	$28,922	106.4%

*	Not Meaningful.

Revenues
Commissions
The following table sets forth our commission revenue by product category included in our unaudited condensed consolidated statements of income for the three months ended September 30, 2010 and 2009 (in thousands):

	2010	% Total	2009	% Total	Change	% Change
Variable annuities	$161,729	42.0%	$139,880	37.8%	$21,849	15.6%
Mutual funds	105,302	27.3%	99,644	26.9%	5,658	5.7%
Fixed annuities	33,103	8.6%	53,525	14.4%	(20,422)	(38.2)%
Alternative investments	25,876	6.7%	18,178	4.9%	7,698	42.3%
Equities	19,644	5.1%	22,116	6.0%	(2,472)	(11.2)%
Fixed income	21,060	5.5%	20,524	5.5%	536	2.6%
Insurance	18,044	4.7%	15,772	4.3%	2,272	14.4%
Other	515	0.1%	610	0.2%	(95)	(15.6)%

Total commission revenue	$385,273	100.0%	$370,249	100.0%	$15,024	4.1%

Commission revenue increased by $15.0 million, or 4.1%, for the three months ended September 30, 2010 compared with 2009. The increase is due to an increase in trail-based commissions resulting from the improved market conditions as well as growth in assets eligible for trail payment. Declines in sales-based commissions in fixed annuities and equities were substantially offset by increased sales-based commissions in variable annuities and alternative investments. The decline in sales-based commissions on fixed annuities reflects lower investor demand for longer-term interest-rate sensitive products, while the decline in commissions on equity trades resulted from a reduction in investor equity trading during the third quarter of 2010 in response to lower levels of equity trading due to continued uncertainty and market volatility and consistent with overall industry trends.
The following table sets forth our commission revenue by product category included in our unaudited condensed consolidated statements of income for the nine months ended September 30, 2010 and 2009 (in thousands):

	2010	% Total	2009	% Total	Change	% Change
Variable annuities	$490,176	41.0%	$396,925	36.6%	$93,251	23.5%
Mutual funds	337,557	28.3%	276,159	25.5%	61,398	22.2%
Fixed annuities	106,193	8.9%	183,029	16.9%	(76,836)	(42.0)%
Alternative investments	72,073	6.0%	54,506	5.0%	17,567	32.2%
Equities	68,784	5.8%	66,159	6.0%	2,625	4.0%
Fixed income	63,015	5.3%	55,692	5.1%	7,323	13.1%
Insurance	54,938	4.6%	50,534	4.7%	4,404	8.7%
Other	1,678	0.1%	1,896	0.2%	(218)	(11.5)%

Total commission revenue	$1,194,414	100.0%	$1,084,900	100.0%	$109,514	10.1%

For the nine months September 30, 2010, commission revenue increased by $109.5 million, or 10.1%, compared with 2009. The increase is primarily due to an increase in trail-based commissions related to improved market conditions as well as growth in assets eligible for trail payment. Sales-based commissions also increased as a result of greater commission-based products activity. Sales-based commissions from more market sensitive products such as variable annuities and mutual funds experienced an increase over the prior year period due to increasing investor confidence. Sales of certain financial products with more predictable cash flows such as fixed annuities, which typically increase during periods of financial uncertainty, decreased during this period, consistent with the market’s recovery.

Advisory Fees
Advisory fees increased by $30.2 million, or 16.6%, for the three months ended September 30, 2010 compared with 2009. For the nine months ended September 30, 2010, advisory fees increased $126.3 million, or 24.9%, compared to the prior year period. The increase was primarily due to the effect of the rebounding market, which resulted in a significant increase in the value of client assets in advisory programs. Our advisory assets under management increased 18.7% from $72.6 billion at September 30, 2009 to $86.2 billion at September 30, 2010.
The following table summarizes the activity within our advisory assets under management for the nine months ended September 30, 2010 and 2009 (in billions):

	2010	2009
Beginning balance at January 1	$77.2	$59.6
Net new advisory assets	5.8	4.5
Market impacts	3.2	8.5

Ending balance at September 30	$86.2	$72.6

Asset-Based Fees
Asset-based fees increased by $10.7 million, or 15.1%, for the three months ended September 30, 2010 compared with 2009. Revenues from product sponsors and for record-keeping services, which are largely based on the underlying asset values, increased due to the impact of the market’s recovery on the value of those underlying assets. In addition, revenues from our cash sweep programs increased by $2.4 million, or 8.1%, to $31.9 million for the three months ended September 30, 2010 from $29.5 million for the three months ended September 30, 2009. This was primarily driven by an increase in the interest rate as reflected by the average effective federal funds rate and its influence on fees associated with assets in our cash sweep programs. For the three months ended September 30, 2010, the effective federal funds rate averaged 0.19% compared to 0.15% for the three months ended September 30, 2009. Assets in our cash sweep programs averaged $18.7 billion and $19.5 billion for the three months ended September 30, 2010 and 2009, respectively.
Asset-based fees increased by $29.2 million, or 14.5%, for the nine months ended September 30, 2010 compared with 2009. Revenues from product sponsors and for record-keeping services, which are largely based on the underlying asset values, increased due to the impact of the market’s recovery on the value of those underlying assets. This increase was offset by lower revenues from our cash sweep programs, which declined by $6.4 million, or 6.8%, to $87.5 million for the nine months ended September 30, 2010 from $93.9 million for the nine months ended September 30, 2009, as a result of lower assets in our cash sweep programs. Assets in our cash sweep programs averaged $18.6 billion and $21.1 billion for the nine months ended September 30, 2010 and 2009, respectively.
Transaction and Other Fees
Transaction and other fees, which include fees from advisors and their client accounts for various processing, technology and account services increased by $1.5 million, or 2.2%, for the three months ended September 30, 2010 compared with 2009. This increase is due to increased revenues earned from advisor conferences of $0.7 million and increased prices and corresponding fees to advisors for licensing and IRA custodial services of $0.7 million and $1.0 million, respectively. These increases are partially offset by a reduction in transactional revenue of $1.1 million.
Transaction and other fees increased by $14.0 million, or 7.3%, for the nine months ended September 30, 2010 compared with 2009. This increase is due, in part, to increased revenues earned from advisor conferences of $2.7 million and increases in charges to advisors for licensing of $3.4 million and professional liability insurance services of $1.6 million, in 2010 as compared to 2009 due to increases in pricing for such services.

Other Revenue
Other revenue increased by $0.2 million, or 2.2%, for the three months ended September 30, 2010 compared with 2009. The increase was primarily attributed to higher direct investment marketing allowances received from product sponsors, largely based on sales volumes, which was offset by lower unrealized mark-to-market gains in securities owned and certain other assets.
For the nine months ended September 30, 2010, other revenue decreased $0.1 million, or 0.5%, compared with the same period in the prior year. The decrease was due primarily to lower interest revenue from client margin lending activities and interest earned on our cash equivalents, as well as lower unrealized mark-to-market gains in securities owned and certain other assets. These decreases were partially offset by higher direct investment marketing allowances received from product sponsor programs, largely based on sales volumes.
Expenses
Production Expenses
Production expenses increased by $44.4 million, or 9.2%, for the three months ended September 30, 2010 compared with 2009. This increase was correlated with our commission and advisory revenues, which increased by 8.2% during the same period. Our production payout averaged 86.6% for the three months ended September 30, 2010 and 85.6% for the three months ended September 30, 2009.
Production expenses increased by $207.7 million, or 15.0%, for the nine months ended September 30, 2010 compared with 2009. This increase was a result of an 14.8% increase in our commission and advisory revenues during the same period. Our production payout averaged 85.8% for the nine months ended September 30, 2010 and 85.6% for the nine months ended September 30, 2009.
Compensation and Benefits
Compensation and benefits increased by $8.3 million, or 12.5%, for the three months ended September 30, 2010 compared with 2009. The increase was primarily attributed to the restoration of certain employee-related items, including increases in bonus levels and contributions to employee retirement plans in the current year period that were suspended in 2009 as a result of our cost management initiatives. Our average number of full-time employees was 2,540 and 2,416 for the three months ended September 30, 2010 and 2009, respectively.
For the nine months ended September 30, 2010, compensation and benefits increased $24.9 million, or 12.5%, compared to the prior year period. The increase was primarily attributed to the restoration of certain employee-related items, including increases in bonus levels and contributions to employee retirement plans in the current year period that were suspended in 2009 as a result of our cost management initiatives. Our average number of full-time employees was 2,502 and 2,438 for the nine months ended September 30, 2010 and 2009, respectively.
General and Administrative Expenses
General and administrative expenses increased by $3.0 million, or 4.6%, for the three months ended September 30, 2010 compared with 2009. The increase compared to the prior year was due to aggressive cost reduction measures that took place in the first quarter of 2009 due to our strategic business review. As market conditions improved, we cautiously reinstated certain levels of general and administrative expenses that are necessary to support growth and service to our advisors. For the three months ended September 30, 2010, increases in certain advisor conference services contributed to $1.6 million in additional general and administrative expenses.

For the nine months ended September 30, 2010, general and administrative expenses increased $11.4 million, or 6.9%, compared to the prior year period. The increase compared to the prior year was due to the reinstatement of certain levels of general and administrative expenses necessary to support growth and service to our advisors. During the first nine months of 2010, increases in certain advisor conference services contributed to additional general and administrative expenses of $8.4 million.
Depreciation and Amortization
Depreciation and amortization expense decreased by $7.2 million, or 26.6%, for the three months ended September 30, 2010 compared with 2009. For the nine months ended September 30, 2010, depreciation and amortization decreased by $14.1 million, or 17.3%, compared to the same period in the prior year. The decrease in both the three and nine month periods is primarily attributed to a step up in basis of $89.1 million in our internally developed software that was established at the time of our 2005 merger transaction and became fully amortized in April 2010. We recorded $6.3 million in amortization expense for these assets for the nine months ended September 30, 2010. We recorded $4.8 million and $14.4 million in amortization expense for these assets for the three and nine months ended September 30, 2009, respectively. In addition, we recorded asset impairments of $19.9 million in the third and fourth quarter of 2009 in the consolidation of our Affiliated Entities, which resulted in lower balances in those intangible assets that are amortized.
Restructuring Charges
Restructuring charges represent expenses incurred as a result of our 2009 consolidation of the Affiliated Entities and our strategic business review committed to in 2008 to reduce our cost structure and improve operating efficiencies.
Restructuring charges were $1.9 million for the three months ended September 30, 2010. For the nine months ended September 30, 2010, restructuring charges were $10.4 million, which includes charges incurred for severance and termination benefits of $2.1 million, contract termination costs of $2.4 million, asset impairment charges of $0.8 million and $5.1 million in other expenditures principally relating to the conversion and transfer of advisors and their client accounts from the Affiliated Entities to LPL Financial.
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
Other Expenses
Other expenses increased by $2.1 million, or 128.7%, for the three months ended September 30, 2010 compared with 2009. For the nine months ended September 30, 2010, other expenses increased $0.1 million, or 7.3%, compared to the prior year period. The increase in both the three and nine month periods ended September 30, 2010 is primarily due to an increase in reserves for unsecured client accounts.
Interest Expense
Interest expense includes non-operating interest expense for our senior secured credit facilities and our senior unsecured subordinated notes.

Interest expense decreased by $5.1 million, or 20.8%, for the three months ended September 30, 2010 compared with 2009. For the nine months ended September 30, 2010, interest expense decreased approximately $5.1 million, or 6.6%, compared to the same period in the prior year. The reduction in interest expense for the three and nine months ended September 30, 2010 is mainly attributed to our debt refinancing in the second quarter of 2010, which included the redemption of our senior unsecured subordinated notes, resulting in a lower cost of borrowing.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $38.0 million for the nine month periods ended September 30, 2010. In May 2010, we amended and restated our credit agreement to establish a new term loan tranche and to extend the maturity of an existing tranche on our senior credit facilities. In June 2010, we redeemed our senior unsecured subordinated notes with the proceeds from our new term loan tranche, and recorded a $29.6 million charge. In addition, we wrote off $6.9 million of unamortized debt issuance costs and incurred $1.5 million in professional fees associated with the subordinated notes.
Loss or gain on Equity Method Investment
The loss or gain on equity method investment represents our share of gains or losses related to our investment in a privately held technology company.
The loss or gain on equity method investment for the three and nine month periods ended September 30, 2010 did not exceed $0.1 million. Loss on equity method investment was $0.1 million and $0.3 million for the three and nine months ended September 30, 2009, respectively.
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
During the three months ended September 30, 2010, we recorded income tax expense of $19.9 million compared with an income tax benefit of $5.0 million for the three months ended September 30, 2009. Our effective income tax rate was 43.2% and 77.5% for the three months ended September 30, 2010 and 2009, respectively.
Restructuring charges associated with the consolidation of our Affiliated Entities significantly reduced net income for the three months ended September 30, 2009. As a result, the resolution of adjustments required to be recorded in the quarter, had a greater impact on our effective tax rate, which led to a relatively high effective tax rate for that three month period.
During the nine months ended September 30, 2010, we recorded income tax expense of $39.7 million compared with an income tax expense of $23.5 million for the nine months ended September 30, 2009. Our effective income tax rate was 39.9% and 44.9% for the nine months ended September 30, 2010 and 2009, respectively.
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
A summary of changes in cash flow data is provided as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Net cash flows (used in) provided by:
Operating activities	$107,821	$107,455
Investing activities	(12,276)	(19,073)
Financing activities	(31,592)	(62,132)

Net increase in cash and cash equivalents	63,953	26,250
Cash and cash equivalents — beginning of period	378,594	219,239

Cash and cash equivalents — end of period	$442,547	$245,489

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.
Net cash provided by operating activities includes net income adjusted for non-cash expenses such as depreciation and amortization, restructuring charges, share-based compensation, deferred income tax provision and changes in operating assets and liabilities. Operating assets and liabilities include balances related to settlement and funding of client transactions, receivables from product sponsors and accrued commissions and advisory fees due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and client behaviors. Net cash provided by operating activities for the nine months ended September 30, 2010 was $107.8 million, compared to net cash provided by operating activities of $107.5 million for the nine months ended September 30, 2009.
Net cash used in investing activities for the nine months ended September 30, 2010 and September 30, 2009 totaled $12.3 million and $19.1 million, respectively. The decrease for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was principally due to a decline in deposits of restricted cash. During the nine months ended September 30, 2009, $12.8 million of restricted cash was deposited into escrow accounts pending certain matters as a condition of regulatory approval for the transfer of advisors and client accounts to LPL Financial from the Affiliated Entities, compared to net deposits of $1.2 million of restricted cash during the nine months ended September 30, 2010.
Net cash used in financing activities for the nine months ended September 30, 2010 and September 30, 2009, was $31.6 million and $62.1 million, respectively. The revolving line of credit facility was paid down during the nine months ended September 30, 2009, and there were no additional borrowings on the facility in the current year period. This activity was offset in part by the net impact of the redemption of $579.6 million of senior unsecured subordinated notes, and proceeds of $566.7 million received from the 2017 Term Loans during the nine months ended September 30, 2010. In addition, $7.2 million of debt issuance costs have been paid during the nine months ended September 30, 2010.
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
Our registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial and Associated compute net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from client transactions plus 1% of net commission payable, as defined. LPL Financial is also subject to the Commodity Futures Trading Commission’s minimum financial requirements, which require that it maintain net capital, as defined, equal to 4% of customer funds required to be segregated pursuant to the Commodity Exchange Act, less the market value of certain commodity options, all as defined. UVEST, MSC and WFG all compute net capital requirements under the aggregate indebtedness method, which requires firms to maintain minimum net capital, as defined, of not less than 6.67% of aggregate indebtedness plus 1% of net commission payable, also as defined.
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
In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rates at September 30, 2010 were 0.375% for our revolver tranche maturing in 2011 and 0.75% for our revolver tranche maturing in 2013, but are subject to change depending on our leverage ratio. We must also pay customary letter of credit fees.

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
As of September 30, 2010 and December 31, 2009, we were in compliance with all of our covenant requirements.
Our covenant requirements and pro forma ratios for the twelve month period ended September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Covenant	Actual	Covenant	Actual
Financial Ratio	Requirement	Ratio	Requirement	Ratio
Leverage Test (Maximum)	3.90	2.81	4.60	3.42
Interest Coverage (Minimum)	2.50	4.46	2.15	3.81

Set forth below is a reconciliation from EBITDA, Adjusted EBITDA and Credit Agreement Adjusted EBITDA to our net income for the trailing twelve months ending September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
	(unaudited)
Net income	$78,296	$47,520
Interest expense	95,853	100,922
Income tax expense	41,179	25,047
Amortization of purchased intangible assets and software(1)	48,817	59,577
Depreciation and amortization of all other fixed assets	45,355	48,719

EBITDA	309,500	281,785
EBITDA Adjustments:
Share-based compensation expense(2)	10,153	6,437
Acquisition and integration related expenses(3)	10,433	3,037
Restructuring and conversion costs(4)	39,935	64,658
Debt amendment and extinguishment costs(5)	38,633	—
Other(6)	149	151

Total EBITDA Adjustments	99,303	74,283

Adjusted EBITDA	408,803	356,068
Pro-forma adjustments(7)	—	—

Credit Agreement Adjusted EBITDA	$408,803	$356,068

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 and our 2007 acquisitions of UVEST, the Affiliated Entities and IFMG.

(2)	Represents share-based compensation expense related to vested stock options awarded to employees and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.

(3)	Represents acquisition and integration costs resulting from our 2007 acquisitions of the Affiliated Entities and IFMG. Included in the three and nine months ended September 30, 2010, are expenditures for certain legal settlements that have not been resolved with the indemnifying party. See Litigation in Note 10 of our unaudited condensed consolidated financial statements for further discussion on legal settlements.

(4)	Represents organizational restructuring charges incurred in 2009 and 2010 for severance and one-time termination benefits, assets impairments, lease and contract termination fees and other transfer costs.

(5)	Represents debt amendment costs incurred in 2010 for amending and restating our credit agreement to establish a new term loan tranche and to extend the maturity of an existing tranche on our senior credit facilities, and debt extinguishment costs to redeem our subordinated notes.

(6)	Represents excise and other taxes.

(7)	Credit Agreement Adjusted EBITDA excludes pro forma general and administrative expenditures from acquisitions, as defined under the terms our senior secured credit agreement. There were no such adjustments for the twelve month periods ended September 30, 2010 and December 31, 2009.
Interest Rate Swaps
An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. We use interest rate swap agreements to hedge the variability on our floating rate for $210.0 million of our term loan under our senior secured credit facilities. We are required to pay the counterparty to the agreement fixed interest payments on a notional balance and in turn receive variable interest payments on that notional balance. Payments are settled quarterly on a net basis. As of September 30, 2010, we assessed our interest rate swaps as being highly effective and we expect them to continue to be highly effective. While approximately $1.2 billion of our term loan remains unhedged as of September 30, 2010, the risk of variability on our floating interest rate is partially mitigated by the client margin loans on which we carry floating interest rates. At September 30, 2010, our receivables from our advisors’ clients for margin loan activity were approximately $234.2 million.
Bank Loans Payable
We maintain two uncommitted lines of credit. One line has an unspecified limit, and is primarily dependent on the company’s ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. Both lines were utilized in 2010 and 2009; however, there were no balances outstanding at September 30, 2010 or December 31, 2009.
Off-Balance Sheet Arrangements and Contractual Obligations
We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Notes 10 and 15 to our unaudited condensed consolidated financial statements.
The following table provides information with respect to our commitments and obligations as of September 30, 2010:

	Payments Due by Period
		< 1	1-3	4-5	> 5
	Total	Year	Years	Years	Years
	(In thousands)
Leases and other obligations(1)	$103,052	$31,270	$44,075	$18,006	$9,701
Senior secured term loan facilities(2)	1,390,132	13,971	344,761	489,100	542,300
Commitment fee on revolving line of credit(3)	3,426	1,366	2,060	—	—
Variable interest payments:(4)
2013 Term Loan (Hedged)	4,592	3,587	1,005	—	—
2013 Term Loan (Unhedged)	13,094	2,913	10,181	—	—
2015 Term Loan (Unhedged)	99,259	21,356	62,834	15,069	—
2017 Term Loan (Unhedged)	200,521	30,603	90,037	58,506	21,375
Interest rate swap agreements(5)	10,253	7,995	2,258	—	—

Total contractual cash obligations	$1,824,329	$113,061	$557,211	$580,681	$573,376

(1)	Minimum payments have not been reduced by minimum sublease rental income of $0.7 million due in the future under noncancelable subleases. Note 10 of our unaudited condensed consolidated financial statements provides further detail on operating lease obligations and obligations under non-cancelable service contracts.

(2)	Represents principal payments on our senior secured term loan facilities. See Note 8 of our unaudited condensed consolidated financial statements for further detail.

(3)	Represents commitment fees for unused borrowings on our senior secured revolving line of credit facility. See Note 8 of our unaudited condensed consolidated financial statements for further detail.

(4)	Our senior secured term loan facilities bear interest at floating rates. Variable interest payments are shown assuming the applicable LIBOR rates at September 30, 2010 remain unchanged. See Note 8 of our unaudited condensed consolidated financial statements for further detail.

(5)	Represents fixed interest payments net of variable interest received on our interest rate swap agreements. See Note 9 of our unaudited condensed consolidated financial statements for further detail.
As of September 30, 2010, we reflect a liability for unrecognized tax benefits of $22.9 million, which we have included in income taxes payable on the unaudited condensed consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

Fair Value of Financial Instruments
We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures.
We use prices obtained from an independent third-party pricing service to measure the fair value of our trading securities. We validate prices received from the pricing service using various methods including, comparison to prices received from additional pricing services, comparison to available market prices and review of other relevant market data including implied yields of major categories of securities. At September 30, 2010, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.
Critical Accounting Policies
We have disclosed in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form S-1, filed on June 4, 2010, as amended, those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our Registration Statement on Form S-1, as amended. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.
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
Changes in value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. We manage our trading inventory by product type. Our activities to facilitate client transactions generally involve mutual fund activities, including dividend reinvestments. The balances are based upon pending client activities which are monitored by our broker dealer support services department. Because these positions arise from pending client transactions, there are no specific trading or position limits. Positions held to meet clearing deposit requirements consist of US Government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlement area with broker dealer support services. Our research department develops model portfolios that are used by advisors in developing client portfolios. We currently maintain 171 accounts, based on model portfolios. At the time the portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum for a client. Account minimums vary by product and can range from $10,000 to $50,000 per model. We utilize these positions to track the performance of the research department. The limits on this activity are based at the inception of each new model.
At September 30, 2010 and December 31, 2009, the fair value of our trading securities owned were $18.6 million and $15.4 million, respectively. Securities sold but not yet purchased were $2.7 million and

$4.0 million respectively, at September 30, 2010 and December 31, 2009. See Note 4 of our unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned and securities sold but not yet purchased associated with our client facilitation activities. See Note 5 of our unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.
We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trail commissions are paid and assets eligible for sponsor payments.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of September 30, 2010, all of the outstanding debt under our senior secured credit facilities, $1.4 billion, was subject to floating interest rate risk. To provide some protection against potential rate increases associated with our floating senior secured credit facilities, we have entered into derivative instruments in the form of interest rate swap agreements with Morgan Stanley Capital Services, Inc. covering a portion ($210.0 million) of our senior secured indebtedness. While the unhedged portion of our senior secured debt is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at September 30, 2010:

	Outstanding at	Annual Impact of an Interest Rate Increase of
	Variable Interest	10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans	Rates	Points	Points	Points	Points
	(Dollars in thousands)
2013 Term Loan (Hedged)(1)	$210,000	$—	$—	$—	$—
2013 Term Loan (Unhedged)(2)	105,532	104	261	522	1,043
2015 Term Loan (Unhedged)(3)	497,500	—	—	—	—
2017 Term Loan (Unhedged)(3)	577,100	—	—	—	—

Variable Rate Debt Outstanding	$1,390,132	$104	$261	$522	$1,043

3-month LIBOR(4)	0.29%	0.39%	0.54%	0.79%	1.29%

(1)	Represents the portion of our 2013 Term Loan that is hedged by interest rate swap agreements, which have been designated as cash flow hedges against specific payments due on the 2013 Term Loan. Accordingly, any interest rate differential is reflected in an adjustment to interest expense over the term of the interest rate swap agreements.

(2)	Represents the unhedged portion of our 2013 Term Loan outstanding at September 30, 2010.

(3)	The variable interest rate for our 2015 Term Loan and our 2017 Term Loan is based on the greater of the three-month LIBOR of 0.29% or 1.50%, plus an applicable interest rate margin.

(4)	Represents the three-month LIBOR rate at September 30, 2010.
We offer our advisors and their clients two primary cash sweep programs that are interest rate sensitive: our bank sweep programs and money market sweep vehicles involving multiple money market fund providers. Our bank sweep programs use multiple non-affiliated banks to provide up to $1.5 million ($3.0 million joint) of FDIC insurance for client deposits custodied at the banks. While clients earn interest for balances on deposit in the bank sweep programs, we earn a fee. Our fees from the bank sweep programs are based on prevailing interest rates in the current interest rate environment, but may be adjusted in an increasing or decreasing interest rate environment or for other reasons. Changes in interest rates and fees for the bank sweep programs are monitored by our Fee and Rate Setting Committee (the “FRS Committee”), which governs and approves any changes to our fees. By meeting promptly after interest rates change, or for other market or non-market reasons, the FRS Committee balances financial risk of the bank sweep programs with products that offer competitive client yields. However, as short-term interest rates hit lower levels, the FRS Committee may be compelled to lower fees. The average Federal Reserve effective federal funds rate for September 2010 was 0.19%. A change in short-term interest rates of 10 basis points, if accompanied by a commensurate change in fees for our cash sweep programs, could result in an increase or decrease in income before income taxes of $11.7 million on an annual basis (assuming that client balances at September 30, 2010 did not change). Actual impacts may vary depending on interest rate levels, the significance of change, and the FRS Committee’s strategy in responding to that change.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our loss on margin accounts is immaterial and did not exceed $0.1 million during the nine months ended September 30, 2010 or 2009. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities.
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
In addition to various committees, we have written policies and procedures that govern the conduct of business by our advisors, our employees, our relationship with clients and the terms and conditions of our relationships with product manufacturers. Our client and advisor policies address the extension of credit for client accounts, data and physical security, compliance with industry regulation and codes of ethics to govern employee and advisor conduct among other matters.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.  Legal Proceedings
During the third quarter of 2010, the Company settled two arbitrations that involve activities covered under the third-party indemnification agreement described in Note 10 to our Condensed Consolidated Financial Statements (Unaudited) included herein. In connection with these settlements, the Company has recorded legal expenses of $8.9 million during the nine months ended September 30, 2010, of which $5.6 million has been recorded in the third quarter of 2010. The Company will seek to recover the costs associated with defending and settling these matters, plus other costs incurred on matters that the Company believes are subject to the indemnification.
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

LPL Investment Holdings Inc.
Date: October 29, 2010	By:	/s/ Mark S. Casady
Mark S. Casady
Chairman and Chief Executive Officer

Date: October 29, 2010	By:	/s/ Robert J. Moore
Robert J. Moore
Chief Financial Officer