Form 10-K
period 2010-12-31
LPL Investment Holdings Inc.
filed 2011-03-09
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34963

LPL Investment Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3717839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Beacon Street, Boston, MA 02108
(Address of principal executive offices including zip code)

617-423-3644
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock — $.001 par value per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐ (Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant. The registrant completed the initial public offering of its common stock on November 23, 2010.

The number of shares of common stock, par value $0.001 per share, outstanding as of March 1, 2011 was 108,801,822.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission, or SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

On our Internet website, http://www.lpl.com, we post the following recent filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Hard copies of all such filings are available free of charge by request via email (investor.relations@lpl.com), telephone (617) 897-4574, or mail (LPL Financial Investor Relations at One Beacon Street, 22nd Floor, Boston, MA 02108). The information contained or incorporated on our website is not a part of this Annual Report on Form 10-K.

When we use the terms “LPLIH”, “we”, “us”, “our”, and the “firm” we mean LPL Investment Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — and other sections of this Annual Report on Form 10-K contain forward-looking statements (regarding future financial position, budgets, business strategy, projected costs, plans, objectives of management for future operations, and other similar matters) that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates”, “expects”, “believes”, “plans”, “predicts”, and similar terms. Forward-looking statements are not guarantees of future performance and there are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to, changes in general economic and financial market conditions, fluctuations in the value of assets under management, effects of competition in the financial services industry, changes in the number of our financial advisors and institutions and their ability to effectively market financial products and services, the effect of current, pending and future legislation and regulation and regulatory actions. In particular, you should consider the numerous risks outlined in Part I, Item 1A — “Risk Factors”.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. You should not rely upon forward-looking statements as predictions of future events. Unless required by law, we will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

PART I

Item 1.	Business

General Corporate Overview

We provide an integrated platform of proprietary technology, brokerage and investment advisory services to over 12,400 independent financial advisors and financial advisors at financial institutions (our “advisors”) across the country, enabling them to successfully service their retail investors with unbiased, conflict-free financial advice. In addition, we support approximately 4,000 financial advisors with customized clearing, advisory platforms and technology solutions. Our singular focus is to support our advisors with the front, middle and back-office support they need to serve the large and growing market for independent investment advice, particularly in the mass affluent market (which we define as investors with $100,000-$1,000,000 in investable assets). We believe we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services and full open architecture access to leading financial products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting or market making.

For over 20 years we have served the independent advisor market. We currently support the largest independent advisor base and the fourth largest overall advisor base in the United States. Through our advisors, we are also one of the largest distributors of financial products in the United States. Our scale is a substantial competitive advantage and enables us to more effectively attract and retain advisors. Our unique model allows us to invest more resources in our advisors, increasing their revenues and creating a virtuous cycle of growth. We are headquartered in Boston and currently have over 2,500 employees across our locations in Boston, Charlotte and San Diego.

Our Business

With our focus and scale, we are not only a beneficiary of the secular shift among advisors toward independence, but an active catalyst of this trend. We enable our advisors to provide their clients with high quality independent financial advice and investment solutions, and support our advisors in managing the complexity of their businesses by providing a comprehensive integrated platform of technology and clearing services. We provide these services through an open architecture product platform with no proprietary manufactured products, which enables an unbiased, conflict-free environment. Additionally, we offer our advisors the highest average payout ratios among the five largest U.S. broker-dealers, as ranked by number of advisors, which we believe provides us with an important competitive advantage. Our business is dedicated exclusively to our advisors; we are not a market-maker nor do we offer investment banking or underwriting services.

The size of our organization and scalability of our solutions allow us to continually reinvest in our technology and clearing platforms, tailor our services to the needs of our advisors and provide them with an attractive value proposition. We believe that our technology and service platforms allow our advisors to spend more time with their clients and enhance and grow their businesses.

Our revenues are derived primarily from commissions and fees generated by our advisors. We also generate asset-based fees from our financial product sponsor relationships, our cash sweep programs and omnibus processing and networking services. Under our self-clearing platform, we custody the majority of client assets invested in these products, which includes providing statements, transaction processing and ongoing account management for which we receive a fee.

Our Financial Advisors

Serving clients in communities across the nation, our advisors build long-term relationships with their clients by guiding them through the complexities of investment decisions, retirement solutions, financial planning and wealth-management. We support the evolution of our advisors’ businesses over time and provide a range of solutions as their needs change.

The relationship with our advisors is embodied in our Commitment Creed, which serves as a set of guiding principles for our relationships with our advisors. For more than 20 years it has been ingrained in our culture and reflects our singular focus on the advisors we serve. The size and growth of our business has benefited from this focus. Our advisor base has grown from 3,596 advisors in 2000 to 12,444 as of December 31, 2010, representing a Compound Annual Growth Rate (“CAGR”) of 13.2%. Our historical advisor growth rate does not guarantee that we will attract advisors at comparable rates in the future.

Our advisor base includes independent financial advisors, registered investment advisors (“RIAs”) and advisors at small and mid-sized financial institutions. In order to license with us, advisors must meet our stringent requirements which include a thorough review of the advisor’s education, experience, credit and compliance history. These advisors are licensed with our wholly owned subsidiary, LPL Financial LLC (“LPL Financial”) and enter into a registered representative agreement that establishes the duties and responsibilities of each party. Pursuant to the registered representative agreement, each advisor makes a series of representations, including that the advisor will disclose to all customers and prospective customers that the advisor is acting as our registered representative, that all orders for securities will be placed through us, that the advisor will sell only products we have approved and that the advisor will comply with LPL policies and procedures as well as securities rules and regulations. These advisors also agree not to engage in any outside business activity without prior approval from us and not to act as an agent for any of our competitors.

In return for a high level of services provided by us, including, among others, transaction processing and technology services we provide to the advisors to support their daily activities, we typically retain a range of 10 to 15 percent of the commission and advisory fee revenue generated by our advisors and pay out the remaining 85 to 90 percent to them. In addition, advisors pay certain fees directly to us relating to technology and platform access, insurance coverage and licensing fees. The registered representative agreement is terminable without cause on 30 days notice and for cause immediately upon notice.

Our advisors average over 15 years of industry experience. This substantial industry experience allows us to focus on enhancing our advisors’ businesses without the need for basic training or subsidizing advisors that are new to the industry. Our independent advisors join us from a broad range of firms including wirehouses, regional and insurance broker dealers, banks and other independent firms. Our flexible business platform allows our advisors to choose the most appropriate business model to support their clients, whether they conduct brokerage business, offer brokerage and fee-based services on our corporate RIA platforms or provide fee-based services through their own RIAs.

Our independent advisors and RIAs are entrepreneurial independent contractors who market their services through over 4,200 branch offices. They are primarily located in rural and suburban areas and as such are viewed as local providers of independent advice. Approximately 70% of these advisors operate under their own brand name. We approve and assist these advisors with their own branding, marketing and promotion.

Among our 12,444 advisors, we believe we are the market leader in providing support to over 2,400 advisors at more than 750 banks and credit unions seeking to provide a broad array of services for their financial advisors. For these institutions, whose core capabilities may not include investment and financial planning services, or who find the technology, infrastructure and regulatory requirements to be cost prohibitive, we provide their financial advisors with the services they need to be successful, allowing the institutions to focus their energy and capital on their core businesses.

We also provide support to approximately 4,000 additional financial advisors who are affiliated and licensed with insurance companies. These outsourcing arrangements provide customized clearing, advisory platforms and technology solutions that enable financial advisors at these insurance companies to efficiently provide a breadth of services to their client base.

Our Service Value Proposition

The core of our business is dedicated to meeting the evolving needs of our advisors and providing the platform and tools to grow and enhance the profitability of their businesses. We support our advisors by providing front, middle and back-office solutions through the four pillars of our distinct value proposition: enabling technology, comprehensive clearing and compliance services, practice management programs and training, and independent research. The comprehensive and automated nature of our offering enables our advisors to focus on their clients while successfully and efficiently managing the complexities of running their own practice.

Enabling Technology

We provide our technology and service to advisors through BranchNet, our proprietary, integrated technology platform that is server-based and web-accessed. Using the BranchNet workstation, our advisors effectively manage all critical aspects of their businesses while remaining highly efficient and responsive to their clients’ needs. Time-consuming processes, such as account opening and management, document imaging, transaction execution, and account rebalancing, are automated to improve efficiency and accuracy. Substantially all of our advisors utilize BranchNet as their core technology platform. Through BranchNet, our advisors have direct access to a fully-integrated array of tools and support systems, including:

•	comprehensive account lookup for accounts and direct business data;

•	straight-through processing of trade orders and account maintenance requests and

•	secure and reliable data maintenance.

In addition to the account management capabilities of BranchNet, the Resource Center, embedded within BranchNet, provides advisors with access to our research, training, compliance and support services and the ability to review products and develop marketing materials, including:

•	direct access to financial product information, exclusive research commentaries, detailed regulatory requirements, valuable marketing tools, operational details, comprehensive training and technical support;

•	client management and business development tools;

•	trading and research tools and

•	business management resources.

Many advisors also subscribe to premium features, such as performance reporting, financial planning and customized websites. Select third-party resources have been integrated into our technology software, enabling seamless access to important tools, broadening our range of offerings and reducing duplicate operational functions.

We believe BranchNet allows our advisors to transact and monitor their business more efficiently, lowering operating costs for their business. Once on BranchNet, advisors have the ability to choose which services suit their business plan, purchasing only the services that are needed to grow their business.

Comprehensive Clearing and Compliance Services

We custody and clear the majority of our advisors’ transactions, providing an enhanced advisor experience and expedited processing capabilities. Our self-clearing platform enables us to better control client data, more efficiently process and report trades, facilitate platform development, reduce costs and ultimately enhance the quality of the services we provide our advisors. Our self-clearing platform also enables us to serve a wider variety of advisors, including RIAs and hybrid RIAs.

Because we are self-clearing, we can address all facets of securities transaction processing, including:

•	order routing, trading support, execution and clearing, and position keeping;

•	regulatory and tax compliance and reporting and

•	investment accounting and recordkeeping.

All of these services are backed by our service center and operations organizations focused on providing timely, accurate and consistent support, with each employee committed to delivering best in class service. This shared commitment allows us to meet our financial advisors’ and institutions’ needs so they can best serve their clients.

In 2010, we launched Service360, a new service paradigm for our top producing advisors. Service360 offers a wide array of organizational support, adopting a team-based approach to service, in which teams are dedicated to a defined set of advisors. This new service structure was fully implemented in December 2010, and now services over 6,700 advisors with timely, accurate and efficient service delivered in a more personal, relationship-focused manner and with greater accountability and ownership on the part of the service teams.

We have made sizeable investments in our compliance offering to enable our advisors to run a fully compliant office. Since 2000, our commitment of resources and focus on compliance have enabled us to maintain one of the best regulatory compliance records, based upon the number of regulatory events reported in the Financial Industry Regulatory Authority’s (“FINRA”) BrokerCheck Reports, among the ten largest U.S. broker-dealers, ranked by number of advisors. Several years ago we made the strategic decision to fully integrate our compliance tools into our technology platform to further enhance compliance effectiveness and scalability. Approximately 300 employees assist our advisors through:

•	training advisors on new products, new FINRA guidelines, compliance tools, security policies and procedures, anti-money laundering and best practices;

•	review and approval of advertising materials;

•	technology-enabled surveillance of trading activities and sales practices;

•	oversight and monitoring of registered investment advisory activities;

•	securities registration, advisory and insurance licensing of advisors and

•	audits of branch offices.

Practice Management Programs and Training

Our practice management programs help our advisors enhance and grow their businesses. Our experience gives us the ability to benchmark the best practices of successful advisors and develop customized recommendations to meet the specific needs of an advisor’s business and market. Because of our scale, we are able to dedicate an experienced group of approximately 100 professionals that work with our advisors to build and better manage their business and client relationships through one-on-one consulting as well as group training. In addition, we hold over 130 conferences and group training events annually for the benefit of our advisors. Our practice management and training services include:

•	personalized business consulting support that helps advisors enhance the value and operational efficiency of their businesses;

•	advisory and brokerage consulting to support advisors in growing their businesses with our broad range of products and fee-based offerings, as well as wealth management services to assist advisors serving high net worth clients with comprehensive estate, tax, philanthropic, and financial planning processes;

•	marketing campaigns and consultation to enable advisors to build awareness of their services and capitalize on opportunities in their local markets;

•	transition services to help advisors establish independent practices and migrate client accounts to us and

•	training programs on topics including technology, use of advisory platforms and business development.

Independent Research

We provide our advisors with integrated access to comprehensive proprietary research on mutual funds, separate accounts, insurance and annuities, asset allocation strategies, financial markets and the economy, among other areas. Our research team consists of 29 professionals with an average of 12 years of industry experience, dedicated to providing unbiased and conflict-free advice. Our research is designed to empower our advisors to give their clients thoughtful advice in an efficient manner. In particular, our research facilitates the growth of our advisory platform through generation of model portfolio and asset allocation overlay services and the distribution of packaged solutions. Our research team actively works with our product due diligence group in screening financial products offered through our platform. Our lack of proprietary products or investment banking services helps ensure that our research remains unbiased and objective.

With a focus on performance, service and transparency, our research team utilizes a wide spectrum of available tools to deliver timely perspectives on the ever-changing economic marketplace and products, enabling advisors to help their clients understand and adjust to the latest developments. Through its objective recommendations and portfolio management, the research group helps advisors meet a broad range of investor needs effectively. Our research enables advisors to:

•	keep abreast of changes in markets and the global economy, through our daily market update call and email, published materials, blogs and media presence;

•	proactively respond to emerging trends;

•	leverage the expertise and experience of our research team in building individual investment portfolios that are fully integrated in our technology platform and

•	seek specific advice through our ASK (accurate, swift and knowledgeable) Research Service Desk, a team of research professionals dedicated exclusively to advisor investment-research inquiries via phone and email.

A substantial portion of our research is compliance-approved so that advisors are able to share it with clients when working with them to make investment decisions.

Our Economic Value Proposition

We offer a compelling economic value proposition that is a key factor in our ability to attract and retain advisors. The independent channels pay advisors a greater share of brokerage commissions and advisory fees than the captive channels — generally 80-90% compared to 30-50%. Because of our scale and efficient operating model, we offer our advisors the highest average payout ratios among the ten largest U.S. broker-dealers, ranked by number of advisors, which we believe provides us with an important competitive advantage. We believe our superior technology and service platforms enable our advisors to operate their practices at a lower cost than other independent advisors. As a result, we believe owners of practices associated with us earn meaningfully more pre-tax profit than owners of practices affiliated with other independent brokerage firms. We attribute this difference in profitability in part to lower fixed costs driven by the need for fewer staff at our associated practices.

Finally, as business owners, independent financial advisors, unlike captive advisors, also have the opportunity to build equity in their own businesses.

We also believe our solutions enable our financial institutions to be more productive and therefore generate greater profitability relative to other financial institutions supported by third party firms.

Our Product Access

We do not manufacture any financial products. Instead, we provide our advisors open architecture access to a unique variety of commission, fee-based, cash and money market products and services. Our product due diligence group conducts extensive diligence on substantially all of the new products we offer, including annuities, real estate investment trusts, alternative investments and mutual funds. Our platform provides access to over 8,500 financial products, manufactured by over 400 product sponsors. Typically, we enter into arrangements with these product sponsors pursuant to the sponsor’s standard distribution agreement.

The sales and administration of these products are facilitated through BranchNet and Resource Center, which allow our advisors to access client accounts, product information, asset allocation models, investment recommendations, and economic insight as well as perform trade execution.

As of December 31, 2010, advisory and brokerage assets totaled $315.6 billion, of which $93.0 billion was in advisory assets. In 2010, brokerage sales were over $26 billion, including over $9 billion in mutual funds and $15 billion in annuities. Advisory sales were over $27 billion, which consisted primarily of mutual funds. As a result of this scale and significant distribution capabilities, we can offer leading products and services with attractive economics to our advisors.

Commission-Based Products

Commission-based products are those for which we and our advisors receive an upfront commission and, for certain products, a trailing commission. Our brokerage offerings include variable and fixed annuities, mutual funds, general securities, alternative investments, retirement and 529 education savings plans, fixed income and insurance. Our insurance offering is provided through LPL Insurance Associates, Inc. (“LPLIA”), a brokerage general agency which provides personalized advance case design, point-of-sale service and product support for a broad range of life, disability and long-term care products. As of December 31, 2010, the total assets in our commission-based products were approximately $222.6 billion.

Fee-Based Advisory Platforms and Support

We have been an innovator in fee-based solutions since the introduction of our Strategic Asset Management platform in 1991. Today we have five fee-based advisory platforms that provide centrally managed or customized solutions from which advisors can choose to meet the investment needs of their mass affluent and high net worth clients. The fee structure aligns the interests of our advisors with their clients, while establishing a valuable recurring revenue stream for the advisor and for us. Our fee-based platforms provide access to no-load/load-waived mutual funds, exchange-traded funds, stocks, bonds, conservative option strategies, unit investment trusts and no-load, institutional money managers and multi-manager variable annuities. We also provide third-party equity research and asset-management services as well as fee-based advisory and consulting services to retirement plans. As of December 31, 2010, the total assets in these platforms were $93.0 billion.

Cash Sweep Programs

We assist our advisors in managing their clients’ cash balances through two primary cash sweep programs depending on account type: a money market sweep vehicle involving multiple money market fund providers and an insured bank deposit sweep vehicle. Our insured bank deposit sweep vehicle allocates client cash balances across multiple non-affiliated banks to provide advisors with up to $1.5 million ($3.0 million joint) of insurance through the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2010, the total assets in our cash sweep programs, which are held within brokerage and advisory accounts, were approximately $19.1 billion.

In addition to the products above, we also offer trust, investment management oversight and custodial services for estates and families through our subsidiary, The Private Trust Company, N.A. (“PTC”).

Our Financial Model

We have a proven track record of strong financial performance. We have increased our annual Adjusted EBITDA for the past five consecutive years with only one decline in annual revenue in 2009 in conjunction with the major market downturn. We have experienced greater variability in our net income primarily due to amortization of purchased assets and interest expense from our senior secured credit facilities and subordinated notes, a result of our merger transaction in 2005 with TPG Capital and Hellman & Friedman LLC (collectively, the “Majority Holders”), and expenses associated with our acquisition integration and restructuring initiatives. In 2010, we generated a net loss due to equity issuance and other costs related to our initial public offering (“IPO”) that was completed in the fourth quarter. Accordingly, the presentation of net income CAGR is not meaningful. Since 2005, we have grown our net revenues at a 17.2% CAGR, our Adjusted EBITDA at a 16.9% CAGR and our Adjusted Earnings at a 17.1% CAGR. Our historical growth rates do not guarantee future results, levels of activity, performance or achievements. A reconciliation of non-GAAP measures Adjusted EBITDA and Adjusted Earnings, to GAAP measures, along with an explanation of these metrics, is provided in Item 7 — “Management’s Discussion and Analysis”.

As we demonstrated during the financial crisis of 2008 and 2009, our financial model has inherent resilience, and our overall financial performance is a function of the following favorable characteristics:

•	Our revenues stem from diverse sources, including advisor-generated commission and advisory fees as well as fees from product manufacturers, recordkeeping, cash sweep balances and other ancillary services. They are not concentrated by advisor, product or geography. For the year ended December 31, 2010, no single relationship with our independent advisor practices, banks, credit unions, or insurance companies accounted for more than 3% of our net revenues, and no single advisor accounted for more than 1% of our net revenues.

•	Furthermore, a majority of our revenue base is recurring in nature, with over 60% recurring revenue in 2010.

•	Our expenses are primarily variable, as they consist principally of payouts on advisor-generated revenues.

•	Our profit margins are stable and should expand over time because we actively manage our general and administrative expenses.

•	We are able to operate with low capital expenditures and limited capital requirements, and as a result our cash flow is not encumbered.

•	We generate substantial free cash flow which we reinvest into our business.

We have demonstrated the resilience of our financial model through market downturns, particularly in the financial crisis of 2008 and 2009. This inherent resilience is a function of the following dynamics of our business:

•	A significant proportion of our revenues are not correlated with the equity financial markets, such as software licensing, account and client fees.

•	The variable component of our cost base is directly linked to revenues generated by our advisors. Furthermore, the payout percentages are tied to advisor productivity levels.

•	Our general and administrative expenses can be actively managed.

Our Competitive Strengths

•	Significant Scale and Market Leadership Position. We are an established leader in the independent advisor market, which is our core business focus. Our scale enables us to benefit from the following dynamics:

•	We actively reinvest in our comprehensive technology platform and practice support, which further improves the productivity of our advisors.

•	As one of the largest distributors of financial products in the United States, we are able to obtain attractive economics from product manufacturers.

•	Among the ten largest U.S. broker-dealers by number of advisors, we offer the highest average payout ratios to our advisors.

The combination of our ability to reinvest in the business and maintain highly competitive payout ratios allows us to attract and retain advisors successfully. This, in turn, drives our growth and leads to a virtuous cycle that reinforces our established scale advantage.

•	Unique Value Proposition for Independent Advisors. We deliver a comprehensive and integrated suite of products and services to support the practices of our independent advisors. We believe we are the only institution that offers a conflict-free, open architecture and scalable platform. The benefits of our purchasing power lead to high average payouts and greater economics to our advisors. Our platform also creates an entrepreneurial opportunity that empowers independent advisors to build equity in their businesses. This generates a significant opportunity to attract and retain highly qualified advisors who are seeking independence.

•	Unique Value Proposition for Institutions. We provide solutions to financial institutions, such as regional banks, credit unions and insurers, who seek to provide a broad array of services for their customers. We believe many institutions find the technology, infrastructure and regulatory requirements associated with delivering financial advice to be cost-prohibitive. We provide comprehensive solutions that enable financial advisors at these institutions to offer financial advice.

•	Ability to Profitably Serve the Mass-Affluent Market. Since inception, our core focus has been on advisors who serve the mass-affluent market. We have designed and integrated all aspects of our platforms and services to profitably meet the needs of these advisors. We believe there is an attractive opportunity in the mass-affluent market, in part because wirehouses have not historically focused on the mass affluent market. We believe our scale position will sustain and strengthen our competitive advantage in the mass-affluent market.

•	Ability to Serve a Broad Range of Advisor Models. As a result of our integrated technology platform and the resulting flexibility, we are able to attract and retain advisors from multiple channels, including wirehouses, regional broker-dealers and other independent broker-dealers. This platform serves a variety of independent advisor models, including independent financial advisors, RIAs and hybrid-RIAs. Additionally, we are able to give our advisors flexibility in choosing how they conduct their business. This enables us to better retain our existing advisor base by facilitating their ability to transition among independent advisor models as preferences evolve within the market. In addition, although we have grown through our focus on the mass affluent market, the breadth of our platform has facilitated growing penetration of the high net worth market. As of December 31, 2010, our advisors supported accounts with more than $1 million in assets that in the aggregate represented $48.2 billion in advisory and brokerage assets, 17.6% of our total. Although our advisors average production is typically below that of some of the wirehouse channel firms, our array of integrated technology and services can support advisors with significant production and compete directly with wirehouses.

•	Experienced and Committed Senior Management Team. We have an experienced and committed senior management team that provides stable and long-standing leadership for our business. On average, our senior management has 26 years of industry experience. The team has a track record of delivery and success as demonstrated in the company’s financial performance through the recent market downturn. As the current management team has played a significant role in building out the business, they have a fundamental and thorough understanding of the operations. The management team is aligned with stockholders and holds significant equity ownership in the company.

Our Sources of Growth

We expect to increase our revenue and profitability by benefiting from favorable industry trends and by executing strategies to accelerate our growth beyond that of the broader markets in which we operate.

Favorable Industry Trends

•	Growth in Investable Assets. According to Cerulli Associates, over the next four years, total assets under management in the United States are anticipated to grow at 8% and retirement assets are expected to grow 6% per year (in part due to the retirement of the baby boomer generation and the resulting assets which are projected to flow out of retirement plans and into individual retirement accounts). In addition, individual retirement account rollovers are projected to grow from $4.6 trillion as of 2010 to $6.2 trillion by 2014.

•	Increasing Demand for Independent Financial Advice. Retail investors, particularly in the mass affluent market, are increasingly seeking financial advice from independent sources. We are highly focused on helping independent advisors meet the needs of the mass-affluent market, which constitutes a significant and underserved portion of investable assets, according to Cerulli Associates, and we believe presents significant opportunity for growth.

•	Advisor Migration to Independence. Independent channels are gaining market share from captive channels. We believe that we are not just a beneficiary of this secular shift, but an active catalyst in the movement to independence.

•	Macroeconomic Trends. As the macroeconomic environment continues to stabilize, we anticipate an appreciation in asset prices and a rise in interest rates from current, historically low levels. We expect that our business will benefit from growth in advisory and brokerage assets as well as increasing asset-based and cash sweep fees.

LPL-Specific Growth Opportunities

•	Attracting New Advisors to Our Platform. We intend to grow the number of advisors — either independent or with financial institutions — who are served by our platform. Based on the number of financial advisors, we have only 3.6% market share of the approximately 334,000 financial advisors in the United States, according to Cerulli Associates, and we have the ability to attract seasoned advisors of any practice size and from any channel, including wirehouses, regional broker-dealers and other independent broker-dealers. Additionally, we are able to support a wide range of business models, including independent financial advisors, RIAs and hybrid-RIAs. This flexibility drives sustainable growth in new advisors who seek to transfer to our platform. We also expect to significantly expand our developing share of the RIA market.

•	Ramp-up of Newly-Attracted Advisors. We predominately attract experienced advisors who have established practices. In our experience, it takes an average of three years for newly hired advisors to fully re-establish their practices and associated revenues. This seasoning process creates accelerated growth of revenue from new advisors.

•	Increasing Productivity of Existing Advisor Base. The productivity of advisors increases over time as we enable them to add new clients, gain shares of their clients’ investable assets, and expand their existing practices with additional advisors. We facilitate these productivity improvements by helping our advisors better manage their practices in an increasingly complex environment.

•	Our Business Model has Inherent Economies of Scale. The largely fixed costs necessary to support our advisors delivers higher marginal profitability as client assets and revenue grow. Historically, this dynamic has been demonstrated through the growth in our operating margins.

•	Opportunistic Pursuit of Acquisitions. We have a proven history of expanding our business through opportunistic acquisitions. In the past six years, we have successfully completed four transactions. Our scalable business model and operating platform make us an attractive acquirer in a fragmented market.

Competition

We believe we offer a unique and dedicated value proposition to independent financial advisors and financial institutions who are focused primarily on mass affluent investors. This value proposition is built upon the delivery of our services through our scale, independence and integrated technology, which we believe is not replicated in the industry, and as a result we do not have any direct competitors to our business model. For example, because we do not have any proprietary manufacturing products, we do not view firms that manufacture asset management products and other financial products as competitors.

We compete to attract and retain experienced and productive advisors with a variety of financial firms. Within the independent channel, the industry is highly fragmented, comprised primarily of small regional firms that rely on third-party custodians and technology providers to support their operations. Within the captive wirehouse channel, which tends to consist of large nationwide firms with multiple lines of business, competitors include Morgan Stanley Smith Barney LLC; Merrill Lynch, Pierce, Fenner, & Smith Incorporated; UBS Financial Services Inc.; Wells Fargo Advisors, LLC; who typically focus on the highly competitive high net worth investor market. Competition for advisors also includes regional firms, such as Edward D. Jones & Co., L.P. and Raymond James Financial Services, Inc. RIAs, who are licensed directly with the SEC and not through a broker-dealer, select third-party firms for custodial services, and competitors include Charles Schwab & Co. and Fidelity Brokerage Services LLC.

Our competitors who do not offer a complete solution for advisors are frequently enabled by third-party firms. Pershing LLC, a subsidiary of Bank of New York Mellon, offers custodial services to independent firms who are not self-clearing and to RIAs. Other examples include Albridge Solutions, a subsidiary of PNC Financial Services LLC, Advent Software, Inc. and Morningstar, Inc., who provide an array of technology and research resources.

Our advisors compete for clients with financial advisors of brokerage firms, banks, insurance companies, asset management and investment advisory firms. In addition, they also compete with a number of firms offering direct to investor on-line financial services and discount brokerage services, such as Charles Schwab & Co. and Fidelity Brokerage Services LLC.

Employees

As of December 31, 2010, we had 2,583 full-time employees. None of our employees are subject to collective bargaining agreements governing their employment with us. Our continued growth is dependent, in part, on our ability to recruit and retain skilled technical sales and professional personnel. We believe that our relationship with our employees is strong.

Our Corporate Structure

LPL Investment Holdings Inc. is the parent company of our collective businesses. Our original broker-dealer, LPL Financial, was formed in 1989. In 2005, investment funds affiliated with the Majority Holders acquired a majority ownership stake in LPL Investment Holdings Inc., with the remaining interest owned primarily by our founders, senior management and advisors.

In recent years we have grown our business through a number of opportunistic acquisitions. We strengthened our position as a leading independent broker-dealer through our acquisition on June 20, 2007 of Pacific Select Group, LLC (renamed LPL Independent Advisor Services Group, LLC) and its wholly owned subsidiaries: Mutual Service Corporation (“MSC”), Associated Financial Group, Inc. (“AFG”), Associated Securities Corp. (“Associated”), Associated Planners Investment Advisory, Inc. (“APIA”) and Waterstone Financial Group, Inc. (“WFG”) (MSC, AFG, Associated, APIA and WFG, are collectively referred to herein as the “Affiliated Entities”). In September of 2009, we consolidated the operations of the Affiliated Entities with those of LPL Financial. The consolidation involved the transfer of securities licenses of certain registered representatives associated with the Affiliated Entities and their client accounts. Following the completion of these transfer activities, the registered representatives and client accounts that transferred are now associated with LPL Financial. On February 5, 2011, Forms BD-W for Associated and WFG were approved by the SEC and as a result, Associated and WFG are no longer registered as broker-dealers.

Our acquisitions of UVEST Financial Services Group, Inc. (“UVEST”), and IFMG Securities, Inc., Independent Financial Marketing Group, Inc. and LSC Insurance Agency of Arizona, Inc. (collectively “IFMG”) further expanded our reach in offering financial services through banks, savings and loan institutions and credit unions nationwide. Our subsidiary, Independent Advisers Group Corporation (“IAG”), offers an investment advisory solution to insurance companies to support their financial advisors who are licensed with them. Our subsidiary, LPLIA, operates as a brokerage general agency which offers life, long-term care and disability insurance sales and services. Through our subsidiary PTC we offer trust, investment management oversight and custodial services for estates and families.

Regulation

The financial services industry is subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by non-U.S. government agencies or regulatory bodies and securities exchanges. We take an active leadership role in the development of the rules and regulations that govern our industry. Given the recent turmoil in the financial services industry, we anticipate continued heightened scrutiny and significant modifications in these rules and regulations. We strive to be at the forefront of influencing this change. Throughout our history we have also invested heavily, with the benefit of our scale, in our compliance functions to monitor our compliance with the numerous legal and regulatory requirements applicable to our business.

Broker-Dealer Regulation

LPL Financial, is a registered broker-dealer with the SEC, a member of FINRA, a member of various self-regulatory organizations and a participant in various clearing organizations including the Depository Trust Company, the National Securities Clearing Corporation and the Options Clearing Corporation. LPL Financial is registered as a broker-dealer in each of the 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Our subsidiaries UVEST and MSC are also registered broker-dealers with the SEC, and are members of FINRA. Similar to LPL Financial, UVEST conducts business on a national basis; however it acts as an introducing firm, using a third-party firm for securities clearing and custody functions. Prior to the consolidation of the Affiliated Entities, MSC also conducted business on a national basis as an introducing firm, using a third-party firm for securities clearing and custody functions.

Broker-dealers are subject to rules and regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, and the conduct of directors, officers and employees. Broker dealers are also regulated by state securities administrators in those jurisdictions where they do business. Compliance with many of the rules and regulations applicable to us involves a number of risks because rules and regulations are subject to varying interpretations. Regulators make periodic examinations and review annual, monthly and other reports on our operations, track record and financial condition. Violations of rules and regulations governing a broker dealer’s actions could result in censure, penalties and fines, the issuance of cease-and-desist orders, the suspension or expulsion from the securities industry of such broker dealer or its officers or employees, or other similar adverse consequences. The rules of the Municipal Securities Rulemaking Board, which are enforced by the SEC and FINRA, apply to the municipal securities activities of LPL Financial, UVEST and MSC.

Our margin lending is regulated by the Federal Reserve Board’s restrictions on lending in connection with client purchases and short sales of securities, and FINRA rules also require such subsidiaries to impose maintenance requirements on the value of securities contained in margin accounts. In many cases, our margin policies are more stringent than these rules.

Significant new rules and regulations are likely to arise as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted in July 2010, including development by the SEC of a new fiduciary standard of conduct applicable to broker-dealers and investment advisors. These new rules and regulations may adversely affect our business by increasing our costs and exposure to litigation.

Investment Adviser Regulation

As investment advisers registered with the SEC, our subsidiaries LPL Financial, UVEST, and IAG are subject to the requirements of the Investment Advisers Act of 1940, as amended, and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff. Such requirements relate to, among other things, fiduciary duties to clients, performance fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between the advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements and general anti-fraud provisions. In addition, certain of our subsidiaries are subject to ERISA, and Sections 4975(c)(1)(A), (B), (C) or (D) of the Internal Revenue Code, and to regulations promulgated thereunder, insofar as they are a “fiduciary” under ERISA with respect to benefit plan clients or otherwise deal with benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code, impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients (including, without limitation, employee benefit plans (as defined in Section 3(3) of ERISA), individual retirement accounts and Keogh plans) and provide monetary penalties for violations of these prohibitions.

The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines or other similar consequences.

Commodities and Futures Regulation

LPL Financial is licensed as a futures commission merchant (“FCM”) and commodity pool operator with the Commodities Future Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). Although licensed as a FCM and a commodity pool operator, LPL Financial’s futures activities are limited to conducting business as a guaranteed introducing broker. LPL Financial is regulated by the CFTC and NFA. Violations of the rules of the CFTC and the NFA could result in remedial actions including fines, registration terminations or revocations of exchange memberships. As a guaranteed introducing broker, LPL Financial clears commodities and futures products through ADM Investor Services International Limited (“ADM”), and all commodities accounts and related client positions are held by ADM.

Trust Regulation

Through our subsidiary PTC we offer trust, investment management oversight and custodial services for estates and families. PTC is chartered as a non-depository national banking association. As a limited purpose national bank, PTC is regulated and regularly examined by the Office of the Comptroller of the Currency (“OCC”). PTC files reports with the OCC within 30 days after the conclusion of each calendar quarter. Because the powers of PTC are limited to providing fiduciary services and investment advice, it does not have the power or authority to accept deposits or make loans. For this reason, trust assets under PTC’s management are not insured by the FDIC.

As PTC is not a “bank” as defined under the Bank Holding Company Act of 1956, neither its parent, PTC Holdings, Inc., nor PTC is regulated by the Board of Governors of the Federal Reserve System as a bank holding company. However, because it is subject to regulation by the OCC, PTC is subject to various laws and regulations enforced by the OCC, such as capital adequacy, change of control restrictions and regulations governing fiduciary duties, conflicts of interest, self-dealing and anti-money laundering. For example, the Change in Bank Control Act, as implemented by OCC supervisory policy, imposes restrictions on parties who wish to acquire a controlling interest in a trust company or the holding company of a trust company such as LPL Investment Holdings Inc. In general, an acquisition of 10% or more of our common stock, or an acquisition of “control” as defined in OCC regulations, would require OCC approval. These laws and regulations are designed to serve specific bank regulatory and supervisory purposes and are not meant for the protection of PTC, LPL or its stockholders.

Regulatory Capital

The SEC, FINRA, OCC, CFTC and the NFA have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for certain types of assets. The net capital rule under the Exchange Act requires that at least a minimum part of a broker-dealer’s assets be maintained in a relatively liquid form. Because LPL Financial is a guaranteed introducing broker for commodities and futures that is also a registered broker-dealer, CFTC rules require us to comply with higher net capital requirements of the net capital rule under the Exchange Act.

The SEC, FINRA and CFTC impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators ultimately could lead to the broker-dealer’s liquidation. Additionally, the net capital rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital, and that require prior notice to the SEC and FINRA for certain capital withdrawals. All of our subsidiaries that are subject to net capital rules have been, and currently are, in compliance with those rules and have net capital in excess of the minimum requirements.

Anti-Money Laundering

The USA PATRIOT Act of 2001 (the “PATRIOT Act”) contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers, FCMs and other financial services companies. Financial institutions subject to the PATRIOT

Act generally must have anti-money laundering procedures in place, implement specialized employee training programs, designate an anti-money laundering compliance officer and are audited periodically by an independent party to test the effectiveness of compliance. We have established policies, procedures and systems designed to comply with these regulations.

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

Trademarks

LPL Financial®, LPL®, LPL Career Match®, the LPL Financial logo, LPL Partners Program®, Integrated Advisory Services®, Manager Access Select®, OMP® and BranchNet® are our registered trademarks. Applications for registered trademarks are pending for DO IT SMARTER and Manager Access Network. Service360tm, LPL Financial AdvisorFirsttm, ClientsFirsttm, LPL Financial RolloverNettm and LPL Accounttm are unregistered trademarks that we use as well.

Item 1A.	Risk Factors

Risks Related to Our Business and Industry

We depend on our ability to attract and retain experienced and productive advisors.

We derive a large portion of our revenues from commissions and fees generated by our advisors. Our ability to attract and retain experienced and productive advisors has contributed significantly to our growth and success, and our strategic plan is premised upon continued growth in the number of our advisors. If we fail to attract new advisors or to retain and motivate our current advisors, our business may suffer.

The market for experienced and productive advisors is highly competitive, and we devote significant resources to attracting and retaining the most qualified advisors. In attracting and retaining advisors, we compete directly with a variety of financial institutions such as wirehouses, regional broker-dealers, banks, insurance companies and other independent broker-dealers. If we are not successful in attracting or retaining highly qualified advisors, we may not be able to recover the expense involved in attracting and training these individuals. There can be no assurance that we will be successful in our efforts to attract and retain the advisors needed to achieve our growth objectives.

Our financial condition and results of operations may be adversely affected by market fluctuations and other economic factors.

Our financial condition and results of operations may be adversely affected by market fluctuations and other economic factors. Significant downturns and volatility in equity and other financial markets have had and could continue to have an adverse effect on our financial condition and results of operations.

General economic and market factors can affect our commission and fee revenue. For example, a decrease in market levels can:

•	reduce new investments by both new and existing clients in financial products that are linked to the stock market, such as variable life insurance, variable annuities, mutual funds and managed accounts;

•	reduce trading activity, thereby affecting our brokerage commissions;

•	reduce the value of advisory and brokerage assets, thereby reducing asset-based fee income and

•	motivate clients to withdraw funds from their accounts, reducing advisory and brokerage assets, advisory fee revenue and asset-based fee income.

In addition, because certain of our expenses are fixed, our ability to reduce them over short periods of time is limited, which could negatively impact our profitability.

Significant interest rate changes could affect our profitability and financial condition.

Our revenues are exposed to interest rate risk primarily from changes in the interest rates payable to us from banks participating in our cash sweep program. In the current low interest rate environment, our revenue from our cash sweep program has declined and may decline further due to changes in interest rates or clients moving assets out of our cash sweep program. We may also be limited in the amount we can reduce interest rates payable to clients in our cash sweep program and still offer a competitive return.

Lack of liquidity or access to capital could impair our business and financial condition.

Liquidity, or ready access to funds, is essential to our business. We expend significant resources investing in our business, particularly with respect to our technology and service platforms. In addition, we must maintain certain levels of required capital. As a result, reduced levels of liquidity could have a significant negative effect on us. Some potential conditions that could negatively affect our liquidity include:

•	illiquid or volatile markets;

•	diminished access to debt or capital markets or

•	unforeseen cash or capital requirements, adverse legal settlements or judgments (including, among others, risks associated with auction rate securities).

The capital and credit markets continue to experience varying degrees of volatility and disruption. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for businesses similar to ours. Without sufficient liquidity, we could be required to curtail our operations, and our business would suffer.

Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. These timing differences are funded either with internally generated cash flow or, if needed, with funds drawn under the revolving credit facility at the holding company, and/or uncommitted lines of credit at our broker-dealer subsidiary LPL Financial.

In the event current resources are insufficient to satisfy our needs, we may need to rely on financing sources such as bank debt. The availability of additional financing will depend on a variety of factors such as

•	market conditions;

•	the general availability of credit;

•	the volume of trading activities;

•	the overall availability of credit to the financial services industry;

•	our credit ratings and credit capacity and

•	the possibility that our stockholders, advisors or lenders could develop a negative perception of our long-or short-term financial prospects if the level of our business activity decreases due to a market downturn.

Similarly, our access to funds may be impaired if regulatory authorities or rating organizations take negative actions against us.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to satisfy statutory capital requirements, generate commission, fee and other market-related revenue to meet liquidity needs and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue different types of capital than we would otherwise, less effectively deploy such capital or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility.

If the counterparties to the derivative instruments we use to hedge our interest rate risk default, we may be exposed to risks we had sought to mitigate.

We use derivative instruments to hedge our interest rate risk. If our counterparties fail to honor their obligations under the derivative instruments, we could be subject to the risk of loss and our hedges of the interest rate risk will be ineffective. That failure could have an adverse effect on our financial condition, results of operations and cash flows that could be material. For the names of key counterparties upon which we currently rely, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Risk — Interest Rate Risk”.

A loss of our marketing relationships with manufacturers of financial products could harm our relationship with our advisors and, in turn, their clients.

We operate on an open architecture product platform with no proprietary financial products. To help our advisors meet their clients’ needs with suitable investment options, we have relationships with most of the industry-leading providers of financial and insurance products. We have sponsorship agreements with some manufacturers of fixed and variable annuities and mutual funds that, subject to the survival of certain terms and conditions, may be terminated upon notice. If we lose our relationships with one or more of these manufacturers, our ability to serve our advisors and our business may be materially and adversely affected.

Risks Related to Our Regulatory Environment

Regulatory developments and our failure to comply with regulations could adversely affect our business by increasing our costs and exposure to litigation, affecting our reputation and making our business less profitable.

Our business is subject to extensive U.S. regulation and supervision, including securities and investment advisory services. The securities industry in the United States is subject to extensive regulation under both federal and state laws. Our broker-dealer subsidiary, LPL Financial, is:

•	registered as a broker-dealer with the SEC, each of the 50 states, and the District of Columbia, Puerto Rico and the U.S. Virgin Islands;

•	registered as an investment advisor with the SEC;

•	a member of FINRA;

•	regulated by the CFTC with respect to the futures and commodities trading activities it conducts as an introducing broker and

•	a member of the NASDAQ Global Select Market (“NASDAQ”) and the Chicago Stock Exchange.

Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (“SROs”), namely FINRA and the Municipal Securities Rulemaking Board (“MSRB”). The primary regulators of LPL Financial are FINRA, and for municipal securities, the MSRB. The CFTC has designated the NFA as LPL Financial’s primary regulator for futures and commodities trading activities.

The SEC, FINRA, CFTC, OCC, various securities and futures exchanges and other U.S. governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. There can also be no assurance that other federal or state agencies will not attempt to further regulate our business. These legislative and regulatory initiatives may affect the way in which we conduct our business and may make our business model less profitable.

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

Our profitability could also be affected by rules and regulations that impact the business and financial communities generally and, in particular, our advisors’ clients, including changes to the laws governing taxation (including the classification of independent contractor status of our advisors), electronic commerce, privacy and data protection. Failure to comply with new rules and regulations, including in particular, rules and regulations that may arise pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, could subject us to regulatory actions or litigation and it could have a material adverse effect on our business, results of operations, cash flows or financial condition. In addition, new rules and regulations could result in limitations on the lines of business we conduct, modifications to our business practices, increased capital requirements or additional costs. For example, the U.S. Department of Labor has issued a proposed rule that, if adopted as currently proposed, would broaden the circumstances under which we may be considered a “fiduciary” under Section 3(21) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

We are subject to various regulatory ownership requirements, which, if not complied with, could result in the restriction of the ongoing conduct, growth or even liquidation of parts of our business.

The business activities that we may conduct are limited by various regulatory agencies. Our membership agreement with FINRA may be amended by application to include additional business activities. This application process is time-consuming and may not be successful. As a result, we may be prevented from entering new potentially profitable businesses in a timely manner, or at all. In addition, as a member of FINRA, we are subject to certain regulations regarding changes in control of our ownership. Rule 1017 of the National Association of Securities Dealers (“NASD”) generally provides, among other things, that FINRA approval must be obtained in connection with any transaction resulting in a change in our equity ownership that results in one person or entity directly or indirectly owning or controlling 25% or more of our equity capital. Similarly, the OCC imposes advance approval requirements for a change of control, and control is presumed to exist if a person acquires 10% or more of our common stock. These regulatory approval processes can result in delay, increased costs and/or impose additional transaction terms in connection with a proposed change of control, such as capital contributions to the regulated entity. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited.

We are subject to various regulatory capital requirements, which, if not complied with, could result in the restriction of the ongoing conduct, growth, or even liquidation of parts of our business.

The SEC, FINRA, CFTC, OCC and NFA have extensive rules and regulations with respect to capital requirements. As a registered broker-dealer, LPL Financial is subject to Rule 15c3-1 (“Uniform Net Capital Rule”) under the Exchange Act, and related SRO requirements. The CFTC and NFA also impose net capital requirements. The Uniform Net Capital Rule specifies minimum capital requirements that are intended to ensure the general soundness and liquidity of broker-dealers. Because we are not a registered broker-dealer, we are not subject to the Uniform Net Capital Rule. However, our ability to withdraw capital from our broker-dealer subsidiaries could be restricted, which in turn could limit our ability to repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

Failure to comply with ERISA regulations could result in penalties against us.

We are subject to ERISA and Sections 4975(c)(1)(A), (B), (C) and (D) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and to regulations promulgated thereunder, insofar as we act as a “fiduciary” under ERISA with respect to benefit plan clients or otherwise deal with benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients (including, without limitation, employee benefit plans (as defined in Section 3(3) of ERISA), individual retirement accounts and Keogh plans) and impose monetary penalties for violations of these prohibitions. Our failure to comply with these requirements could result in significant penalties against us that could have a material adverse effect on our business (or, in a worst case, severely limit the extent to which we could act as fiduciaries for any plans under ERISA).

Risks Related to Our Competition

We operate in an intensely competitive industry, which could cause us to lose advisors and their assets, thereby reducing our revenues and net income.

We are subject to competition in all aspects of our business, including competition for our advisors and their clients, from:

•	asset management firms;

•	commercial banks and thrift institutions;

•	insurance companies;

•	other clearing/custodial technology companies and

•	brokerage and investment banking firms.

Many of our competitors have substantially greater resources than we do and may offer a broader range of services, including financial products, across more markets. Some operate in a different regulatory environment than we do which may give them certain competitive advantages in the services they offer. For example, certain of our competitors only provide clearing services and consequently would not have any supervision or oversight liability relating to actions of their financial advisors. We believe that competition within our industry will intensify as a result of consolidation and acquisition activity and because new competitors face few barriers to entry.

If we fail to continue to attract highly qualified advisors or advisors licensed with us leave us to pursue other opportunities, or if current or potential clients of our advisors decide to use one of our competitors, we could face a significant decline in market share, commission and fee revenues and net income. If we are required to increase our payout of commissions and fees to our advisors in order to remain competitive, our net income could be significantly reduced.

Poor service or performance of the financial products that we offer or competitive pressures on pricing of such services or products may cause clients of our advisors to withdraw their assets on short notice.

Clients of our advisors control their assets under management with us. Poor service or performance of the financial products that we offer or competitive pressures on pricing of such services or products may result in the loss of accounts. In addition, we must monitor the pricing of our services and financial products in relation to competitors and periodically may need to adjust commission and fee rates, interest rates on deposits and margin loans and other fee structures to remain competitive. Competition from other financial services firms, such as reduced commissions to attract clients or trading volume or higher deposit rates to attract client cash balances, could adversely impact our business. The decrease in revenue that could result from such an event could have a material adverse effect on our business.

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

Risks Related to Our Debt

Our indebtedness could adversely affect our financial health and may limit our ability to use debt to fund future capital needs.

At December 31, 2010, we had total indebtedness of $1.4 billion. Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions. It could also require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes. In addition, our level of indebtedness may limit our flexibility in planning for changes in our business and the industry in which we operate, place us at a competitive disadvantage compared to our competitors that have less debt and limit our ability to borrow additional funds.

Our ability to make scheduled payments on or to refinance indebtedness obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control.

We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. In addition, as discussed above, we are limited in the amount of capital that we can draw from our broker-dealer subsidiaries. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful or feasible. Our Third Amended and Restated Credit Agreement (“senior secured credit agreement”) restricts our ability to sell assets. Even if we could consummate those sales, the proceeds that we realize from them may not be adequate to meet any debt service obligations then due. Furthermore, if an event of default were to occur with respect to our senior secured credit agreement or other indebtedness, our creditors could, among other things, accelerate the maturity of our indebtedness.

In addition, as a result of reduced operating performance or weaker than expected financial condition, rating agencies could downgrade our senior unsecured subordinated notes, which would adversely affect the value of shares of our common stock.

Our senior secured credit agreement permits us to incur additional indebtedness. Although our senior secured credit agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute “indebtedness” as defined in our senior secured credit agreement. To the extent new debt or other obligations are added to our currently anticipated debt levels, the substantial indebtedness risks described above would increase.

Restrictions under certain of our indebtedness may prevent us from taking actions that we believe would be in the best interest of our business.

Certain of our indebtedness contain customary restrictions on our activities, including covenants that may restrict us from:

•	incurring additional indebtedness or issuing disqualified stock or preferred stock;

•	paying dividends on, redeeming or repurchasing our capital stock;

•	making investments or acquisitions;

•	creating liens;

•	selling assets;

•	restricting dividends or other payments to us;

•	guaranteeing indebtedness;

•	engaging in transactions with affiliates and

•	consolidating, merging or transferring all or substantially all of our assets.

We are also required to meet specified financial ratios. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business. Our ability to comply with these restrictive covenants will depend on our future performance, which may be affected by events beyond our control. If we violate any of these covenants and are unable to obtain waivers, we would be in default under the applicable agreements and payment of the indebtedness could be accelerated. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay that indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the common stock and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Provisions of our senior secured credit agreement could discourage an acquisition of us by a third party.

Certain provisions of our senior secured credit agreement could make it more difficult or more expensive for a third party to acquire us, and any of our future debt agreements may contain similar provisions. Upon the occurrence of certain transactions constituting a change of control, all indebtedness under our senior secured credit agreement may be accelerated and become due and payable. A potential acquirer may not have sufficient financial resources to purchase our outstanding indebtedness in connection with a change of control.

Risks Related to Our Technology

We rely on technology in our business, and technology and execution failures could subject us to losses, litigation and regulatory actions.

Our business relies extensively on electronic data processing and communications systems. In addition to better serving our advisors and clients, the effective use of technology increases efficiency and enables firms like ours to reduce costs. Our continued success will depend, in part, upon:

•	our ability to successfully maintain and upgrade the capability of our systems;

•	our ability to address the needs of our advisors and their clients by using technology to provide products and services that satisfy their demands and

•	our ability to retain skilled information technology employees.

Failure of our systems, which could result from events beyond our control, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients and damage to our reputation.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of these events occur, this could jeopardize our own, our advisors’ or their clients’ or counterparties’ confidential and other information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our own, our advisors’ or their clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or are not fully covered through any insurance we maintain.

The securities settlement process exposes us to risks that may expose our advisors and us to adverse movements in price.

LPL Financial, one of our subsidiaries, provides clearing services and trade processing for our advisors and their clients and certain financial institutions. Broker-dealers that clear their own trades are subject to substantially more regulatory requirements than brokers that outsource these functions to third-party providers. Errors in performing clearing functions, including clerical, technological and other errors related to the handling of funds and securities held by us on behalf of clients, could lead to censures, fines or other sanctions imposed by applicable regulatory authorities as well as losses and liability in related lawsuits and proceedings brought by our advisors’ clients and others. Any unsettled securities transactions or wrongly executed transactions may expose our advisors and us to adverse movements in the prices of such securities.

Our networks may be vulnerable to security risks.

The secure transmission of confidential information over public networks is a critical element of our operations. As part of our normal operations, we maintain and transmit confidential information about clients of our advisors as well as proprietary information relating to our business operations. Our application service provider systems maintain and process confidential data on behalf of advisors and their clients, some of which is critical to our advisors’ business operations. If our application service provider systems are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, our advisors could experience data loss, financial loss, harm to reputation and significant business interruption. If such a disruption or failure occurs, we may be exposed to unexpected liability, advisors may withdraw their assets, our reputation may be tarnished and there could be a material adverse effect on our business.

Our networks may be vulnerable to unauthorized access, computer viruses and other security problems in the future. We rely on our advisors to comply with our policies and procedures to safeguard confidential data. The failure of our advisors to comply with such policies and procedures could result in the loss or wrongful use of their clients’ confidential information or other sensitive information. In addition, even if we and our advisors comply with our policies and procedures, persons who circumvent security measures could wrongfully use our confidential information or clients’ confidential information or cause interruptions or malfunctions in our operations. Such loss or use could, among other things:

•	seriously damage our reputation;

•	allow competitors access to our proprietary business information;

•	subject us to liability for a failure to safeguard client data;

•	result in the termination of relationships with our advisors;

•	subject us to regulatory sanctions or burdens, based on the authority of the SEC and FINRA to enforce regulations regarding business continuity planning and

•	require significant capital and operating expenditures to investigate and remediate the breach.

Failure to maintain technological capabilities, flaws in existing technology, difficulties in upgrading our technology platform or the introduction of a competitive platform could have a material adverse effect on our business.

We depend on highly specialized and, in many cases, proprietary technology to support our business functions, including among others:

•	securities trading and custody;

•	portfolio management;

•	customer service;

•	accounting and internal financial processes and controls and

•	regulatory compliance and reporting.

In addition, our continued success depends on our ability to effectively adopt new or adapt existing technologies to meet client, industry and regulatory demands. We might be required to make significant capital expenditures to maintain competitive technology. For example, we believe that our technology platform, particularly our BranchNet system, is one of our competitive strengths, and our future success will depend in part on our ability to anticipate and adapt to technological advancements required to meet the changing demands of our advisors. The emergence of new industry standards and practices could render our existing systems obsolete or uncompetitive. Any upgrades or expansions may require significant expenditures of funds and may also cause us to suffer system degradations, outages and failures. There cannot be any assurance that we will have sufficient funds to adequately update and expand our networks, nor can there be any assurance that any upgrade or expansion attempts will be successful and accepted by our current and prospective advisors. If our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of advisors and could harm our reputation. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our advisors and their clients. There cannot be any assurance that another company will not design a similar platform that affects our competitive advantage.

Inadequacy or disruption of our disaster recovery plans and procedures in the event of a catastrophe could adversely affect our business.

We have made a significant investment in our infrastructure, and our operations are dependent on our ability to protect the continuity of our infrastructure against damage from catastrophe or natural disaster, breach of security, loss of power, telecommunications failure or other natural or man-made events. A catastrophic event could have a direct negative impact on us by adversely affecting our advisors, employees or facilities, or an indirect impact on us by adversely affecting the financial markets or the overall economy. While we have implemented business continuity and disaster recovery plans and maintain business interruption insurance, it is impossible to fully anticipate and protect against all potential catastrophes. If our business continuity and disaster recovery plans and procedures were disrupted or unsuccessful in the event of a catastrophe, we could experience a material adverse interruption of our operations.

We rely on outsourced service providers to perform key functions.

We rely on outsourced service providers to perform certain key technology, processing and support functions. For example, we have an agreement with Thomson Reuters BETA Systems, a division of Thomson Reuters, under which they provide us operational support, including data processing services for securities transactions and back office processing support. Any significant failures by these service providers could cause us to incur losses and could harm our reputation. If we had to change these service providers, we would experience a disruption to our business. Although we believe we have the resources to make such transitions with minimal disruption, we cannot predict the costs and time for such conversions. We cannot provide any assurance that the disruption caused by a change in our service providers would not have a material adverse affect on our business.

Risks Related to Our Business Generally

Any damage to our reputation could harm our business and lead to a loss of revenues and net income.

We have spent many years developing our reputation for integrity and superior client service, which is built upon our four pillars of support for our advisors: enabling technology, comprehensive clearing and compliance services, practice management programs and training, and independent research. Our ability to attract and retain advisors and employees is highly dependent upon external perceptions of our level of service, business practices and financial condition. Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including:

•	litigation or regulatory actions;

•	failing to deliver minimum standards of service and quality;

•	compliance failures and

•	unethical behavior and the misconduct of employees, advisors or counterparties.

Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential advisors and employees. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us. These occurrences could lead to loss of revenue and net income.

Our business is subject to risks related to litigation, arbitration actions and governmental and SRO investigations.

We are subject to legal proceedings arising out of our business operations, including lawsuits, arbitration claims, regulatory, governmental or SRO subpoenas, investigations and actions and other claims. Many of our legal claims are client initiated and involve the purchase or sale of investment securities. In our investment advisory programs, we have fiduciary obligations that require us and our advisors to act in the best interests of our advisors’ clients. We may face liabilities for actual or alleged breaches of legal duties to our advisors’ clients, in respect of issues related to the suitability of the financial products we make available in our open architecture product platform or the investment advice of our advisors based on their clients’ investment objectives (including, for example, auction rate securities or exchange traded funds). In addition, we, along with other industry participants, are subject to risks related to litigation and settlements arising from market events such as the failures in the auction rate securities market. We may also become subject to claims, allegations and legal proceedings that we infringe or misappropriate intellectual property or other proprietary rights of others. In addition, we may be subject to legal proceedings related to employment matters, including wage and hour, discrimination or harassment claims. The outcome of any such actions cannot be predicted, and a negative outcome in such a proceeding could result in substantial legal liability, loss of intellectual property rights and injunctive or other equitable relief against us. Further, such outcome may cause us significant reputational harm and could have a material adverse effect on our business, results of operations, cash flows or financial condition.

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks.

We have adopted policies and procedures to identify, monitor and manage our operational risk. These policies and procedures, however, may not be fully effective. Some of our risk evaluation methods depend upon information provided by others and public information regarding markets, clients or other matters that are otherwise accessible by us. In some cases, however, that information may not be accurate, complete or up-to-date. Also, because our advisors work in small, decentralized offices, additional risk management challenges may exist. If our policies and procedures are not fully effective or we are not always successful in capturing all risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business and financial condition.

Misconduct and errors by our employees and our advisors, who operate in a decentralized-environment, could harm our business.

Misconduct and errors by our employees and our advisors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm. We cannot always prevent misconduct and errors by our employees and our advisors, and the precautions we take to prevent and detect these activities may not be effective in all cases. Prevention and detection among our advisors, who are not our direct employees and some of whom tend to be located in small, decentralized offices, present additional challenges. There cannot be any assurance that misconduct and errors by our employees and advisors will not lead to a material adverse effect on our business.

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

We may seek to opportunistically acquire businesses that offer complementary products, services or technologies. These acquisitions are accompanied by risks. For instance, the acquisition could have a negative effect on our financial and strategic position and reputation or the acquired business could fail to further our strategic goals. We could incur significant costs when integrating an acquired business and may not be successful in doing so. We may have a lack of experience in new markets, products or technologies brought on by the acquisition and we may have an initial dependence on unfamiliar supply or distribution partners. The acquisition may create an impairment of relationships with customers or suppliers of the acquired business or our advisors or suppliers. All of these and other potential risks may serve as a diversion of our management’s attention from other business concerns and any of these factors could have a material adverse effect on our business.

Changes in U.S. federal income tax law could make some of the products distributed by our advisors less attractive to clients.

Some of the financial products distributed by our advisors, such as variable annuities, enjoy favorable treatment under current U.S. federal income tax law. Changes in U.S. federal income tax law, in particular with respect to variable annuity products or with respect to tax rates on capital gains or dividends, could make some of these products less attractive to clients and, as a result, could have a material adverse effect on our business, results of operations, cash flows or financial condition.

Risks Related to Ownership of Our Common Stock

The Majority Holders will have the ability to control the outcome of matters submitted for stockholder approval and may have interests that differ from those of our other stockholders.

As of December 31, 2010, investment funds affiliated with the Majority Holders own approximately 62.9% of our common stock, or 56.2% on a fully diluted basis. The Majority Holders have significant influence over corporate transactions. So long as investment funds associated with or designated by the Majority Holders continue to own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Majority Holders will continue to be able to strongly influence or effectively control our decisions, regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. If the Majority Holders enter into a change in control transaction, certain members of our executive team have the contractual ability to terminate their employment within the thirty day period immediately following the twelve month anniversary of a change in control and receive severance payments.

In addition, the Majority Holders and their affiliates are in the business of making investments in companies and may, from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business. To the extent the Majority Holders invest in such other businesses, the Majority Holders may have differing interests than our other stockholders. The Majority Holders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our investors.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to the following factors (in addition to the other risk factors described in this section):

•	actual or anticipated fluctuations in our results of operations;

•	variance in our financial performance from the expectations of equity research analysts;

•	conditions and trends in the markets we serve;

•	announcements of significant new services or products by us or our competitors;

•	additions or changes to key personnel;

•	the commencement or outcome of litigation;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	future sale of our equity securities;

•	changes in the estimation of the future size and growth rate of our markets;

•	legislation or regulatory policies, practices or actions and

•	general economic conditions.

In addition, the stock markets in general have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. These broad market and industry factors may materially harm the market price of our common stock irrespective of our operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against the affected company. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.

We have no direct operations and derive all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet any existing or future debt service and other obligations. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us. In addition, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval. Compliance with this regulation may impede our ability to receive dividends from LPL Financial.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Furthermore, our senior secured credit agreement places substantial restrictions on our ability to pay cash dividends. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Please see the section titled “Dividend Policy” for additional information.

Upon expiration of lock-up agreements between the underwriters and our officers, directors and certain holders of our common stock in mid-May 2011, a substantial number of shares of our common stock could be sold into the public market, which could depress our stock price.

Our officers, directors and certain holders of our common stock, options and warrants, holding substantially all of our outstanding shares of common stock immediately prior to completion of our IPO, have entered into lock-up agreements with our underwriters which prohibit, subject to certain limited exceptions, the disposal or pledge of, or the hedging against, any of their common stock or securities convertible into or exchangeable for shares of common stock for a period through May 16, 2011, subject to extension in certain circumstances. Our Stockholders Agreement also restricts the parties thereto from transferring their shares of common stock or any securities convertible into or exchangeable or exercisable for shares of common stock through May 16, 2011. The market price of our common stock could decline as a result of sales by our stockholders in the market after the expiration of these lock-up periods, or the perception that these sales could occur. After these lock-up periods expire, many of our stockholders will have an opportunity to sell their stock for the first time. These factors could also make it difficult for us to raise additional capital by selling stock.

Anti-takeover provisions in our certificate of incorporation and bylaws could prevent or delay a change in control of our company.

Our certificate of incorporation and our bylaws contain certain provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable, including the following, some of which may only become effective when the Majority Holders collectively own less than 40% of our outstanding shares of common stock:

•	the division of our board of directors into three classes and the election of each class for three-year terms;

•	the sole ability of the board of directors to fill a vacancy created by the expansion of the board of directors;

•	advance notice requirements for stockholder proposals and director nominations;

•	limitations on the ability of stockholders to call special meetings and to take action by written consent;

•	when the Majority Holders collectively own 50% or less of our outstanding shares of common stock, the approval of holders of at least two-thirds of the shares entitled to vote generally on the making, alteration, amendment or repeal of our certificate of incorporation or bylaws, will be required to adopt, amend or repeal our bylaws, or amend or repeal certain provisions of our certificate of incorporation;

•	the required approval of holders of at least two-thirds of the shares entitled to vote at an election of the directors to remove directors and, following the classification of the board of directors, removal only for cause and

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock, without stockholder approval, which could be used to institute a rights plan, or a poison pill, that would work to dilute the stock ownership or a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in the acquisition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate offices are located in Boston, Massachusetts where we lease approximately 36,000 square feet of space under a lease agreement that expires on June 30, 2012, and approximately 21,000 square feet of space under a lease agreement that expires on May 31, 2013; in San Diego, California where we lease approximately 407,000 square feet of space under lease agreements that expire starting on May 31, 2012; in Charlotte, North Carolina where we lease a total of approximately 238,000 square feet of space under lease agreements expiring on November 30, 2016 and February 28, 2017.

Our subsidiary PTC, located in Cleveland, Ohio, leases approximately 6,000 square feet of space under a lease agreement that expires on March 31, 2012.

We own approximately 4.4 acres of land in San Diego. We believe that our existing properties are adequate for the current operating requirements of our business and that additional space will be available as needed.

Item 3.	Legal Proceedings

We are presently and regularly involved in legal proceedings in the ordinary course of our business, including lawsuits, arbitration claims, regulatory and/or governmental subpoenas, investigations and actions, and other claims. Many of our legal proceedings are initiated by our advisors’ clients and involve the purchase or sale of investment securities.

In connection with various acquisitions, and under the applicable purchase and sale agreement, we have received third-party indemnification for certain legal proceedings and claims. These matters have been defended and paid directly by the indemnifying party. On October 1, 2009, our subsidiary, LPL Holdings, Inc. (“LPLH”), received written notice from a third-party indemnitor under a certain purchase and sale agreement asserting that it is no longer obligated to indemnify the company for certain claims under the provisions of the purchase and sale agreement. We believe that this assertion is without merit and we have commenced litigation to enforce our indemnity rights. On November 20, 2009, LPLH and three of its affiliated broker-dealers filed suit to enforce the indemnitor’s performance pursuant to the provisions of the contract. In February 2010, these plaintiffs filed a motion for summary judgment with the court, which was opposed by the third party indemnitor. In May 2010, the court heard oral argument on the motion. In March 2011, the court granted the motion for summary judgment in all respects, denied all counterclaims by the third party indemnitor and awarded attorney fees to the plaintiffs.

In 2010, we settled two arbitrations that involve activities covered under the third-party indemnification agreement described above. In connection with these settlements, we have recorded legal expenses of $8.9 million. We will seek to recover the costs associated with defending and settling these matters, plus other costs incurred on matters that we believe are subject to indemnification.

We believe, based on the information available at this time, after consultation with counsel, consideration of insurance, if any, and the indemnifications provided by the third-party indemnitors, notwithstanding the assertions by an indemnifying party noted in the preceding paragraphs, that the outcome of such matters will not have a material adverse impact on our business, results of operations, cash flows or financial condition.

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock commenced trading on the NASDAQ under the symbol “LPLA” on November 18, 2010. Prior to that time, there was no public market for our common stock. As of December 31, 2010, we have 1,191 stockholders of record and 108,714,757 shares of our common stock outstanding. The following table sets forth the intra-day high and low sale prices of the Company’s common stock from the IPO date of November 18, 2010 to December 31, 2010, as reported by the NASDAQ.

2010	High	Low

Fourth Quarter (beginning November 18, 2010)	37.22	31.50

Performance Graph

The following graph compares the cumulative total stockholder return since November 18, 2010, the date our common stock began trading on the NASDAQ, with the Standard & Poor’s 500 Financial Sector Index and the Dow Jones U.S. Financial Services Index. The graph assumes that the value of the investment in our common stock and the S&P 500 was $100 on November 18, 2010.

Dividends

We have not paid any dividends on our common stock during the past four years and we do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance operations and repay debt. Our senior secured credit facilities contain restrictions on our activities, including paying dividends on our capital stock. For an explanation of these restrictions see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness”. In addition, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval, potentially impeding our ability to receive dividends from LPL Financial. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

The table below sets forth as of December 31, 2010 information on compensation plans under which our equity securities are authorized for issuance:

	Number of Securities		Number of Securities
	to be Issued	Weighted Average	Remaining Available
	upon Exercise of	Exercise Price of	for Future
	Outstanding Options,	Outstanding Options,	Issuance under Equity
Plan category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	10,253,843	$18.09	10,315,678	(1)
Equity compensation plans not approved by security holders	2,859,647	0.28	—	(2)

Total	13,113,490	$14.21	10,315,678

(1)	Includes shares available for future issuance under our 2010 Omnibus Equity Incentive Plan. Following our IPO, grants will no longer be made under our 2005 Stock Option Plan for Incentive Stock Options, 2005 Stock Option Plan for Non-Qualified Stock Options, 2008 Stock Option Plan and Advisor Incentive Plan.

(2)	Pursuant to the terms thereof, there are no securities remaining for future issuance under the 2008 Nonqualified Deferred Compensation Plan. In addition, following our IPO, grants will no longer be made under our Financial Institution Incentive Plan.

Issuance Under 2008 Nonqualified Deferred Compensation Plan

As of December 31, 2010, we issued and had outstanding 2,823,452 restricted stock units under our 2008 Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The purpose of the Deferred Compensation Plan is to permit employees and former employees of the Company and its subsidiaries that held stock options issued under the 2005 Option Plans that were to expire in 2009 or 2010 to receive stock units under the Deferred Compensation Plan that are paid out at a later date in the form of shares of our common stock. The Deferred Compensation Plan is administered by the Board, or such other committee as may be appointed by the Board to administer the Deferred Compensation Plan (the “Administrator”). The Administrator has all powers necessary to administer the Deferred Compensation Plan, including discretionary authority to determine eligibility for benefits and to decide claims under the Deferred Compensation Plan.

Current and former employees of LPLIH and its subsidiaries that held stock options under the 2005 Option Plans that were scheduled to expire in 2009 or 2010 (the “Expiring Options”) were able to make a one-time election to participate in the Deferred Compensation Plan. Participants elected to cancel their Expiring Options and receive stock units held in an account under the Deferred Compensation Plan. Each stock unit is a bookkeeping entry of which one stock unit is the economic equivalent of one share of our common stock. The Administrator created an account on each participant’s behalf to which the participant’s initial balance was credited, which will then be converted into stock units. A participant’s initial balance was an amount equal to the fair market value on December 31, 2008 of the shares underlying the stock options the participant elected to defer, less the aggregate exercise price of these options. The initial number of stock units in a participant’s account equals his or her initial balance divided by the fair market value of a share of our common stock on December 31, 2008.

A participant’s account will be adjusted if cash dividends are paid on our common stock while the participant is a current employee of LPLIH or its subsidiaries by crediting the account with an amount equal to the cash dividend paid, multiplied by the number of stock units in the account on the day the cash dividend is paid. The amount credited to the account will then be converted into stock units, calculated by dividing the aggregate amount credited to the account by the fair market value of a share of our common stock on the date the dividend is paid. Fair market value is determined by the Board in good faith.

A participant’s election to cancel his or her Expiring Options and receive deferred compensation is not revocable and cannot be modified. In addition, for those participants that have made an election, they cannot exercise the Expiring Options with respect to which the election was made.

A participant’s account balance will be distributed at the earliest to occur of: (a) the participant’s death; (b) the participant’s disability; (c) a change in control of LPLIH, or (d) a date in 2012 to be determined by the Board. A “change in control” will occur if, for example, a person (or persons acting as a group) acquires more than 50% of the stock of LPLIH or substantially all of LPLIH’s assets are sold. A “change in control” does not include an IPO of common stock of LPLIH. With respect to payments made under (a), (b) and (c) above, the payments will be made within 90 days of the event that triggers distribution. With respect to payments made under (d) above, the payments will be made by December 31, 2012. Distributions will be made in the form of whole shares of common stock equal to the number of stock units allocated to the participant’s account (rounded to the nearest whole number).

Participants are 100% vested in their accounts. However, if a participant is terminated for cause, the participant’s entire account will be forfeited.

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

Issuance Under 2008 LPL Investment Holdings Inc. Financial Institution Incentive Plan

As of December 31, 2010, we issued and had outstanding 36,195 warrants to purchase common stock under our 2008 LPL Investment Holdings Inc. Financial Institution Incentive Plan (the “Financial Institution Incentive Plan”). Eligible participants under this plan include financial institutions in a position to make a significant contribution to the success of our firm. The plan is administered by the Board or such other committee as may be appointed by the Board to administer the plan. Subject to the approval of our compensation committee, the Financial Institution Incentive Plan, together with our 2008 Stock Option Plan and our Advisor Incentive Plan, provides for an allocation of up to 2% of the outstanding stock (determined at January 1st on a fully diluted basis), with an additional 2% available on the first anniversary, and an additional 2.5% available on the second and third anniversaries. The exercise price of warrants is equal to the fair market value on the grant date. Warrant awards vest in equal increments of 20.0% over a five-year period and expire on the 10th anniversary following the date of grant. The Financial Institution Incentive Plan has not been approved by security holders.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from the IPO

In November 2010, we completed the IPO of our common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-167325) that was declared effective on November 17, 2010, and a registration statement pursuant to Rule 462(b) of the Securities Act of 1933 (File No. 333-170672). Under the registration statements, we registered the offering and sale of an aggregate of 17,223,230 shares of our common stock at a price of $30.00 per share, as presented below:

	Number of
	Shares	Aggregate
	Offered in the	Offering Price
	IPO	(In thousands)

Common stock offered by selling stockholders	15,657,482	$469,724
Common stock sold by Company pursuant to the over-allotment option granted to the underwriters	1,465,748	43,972
Common stock sold by stockholder pursuant to over-allotment option granted to the underwriters	100,000	3,000

Over-allotment option granted to the underwriters	1,565,748	46,972

Total shares offered in the IPO	17,223,230	$516,696

Goldman, Sachs & Co., Morgan Stanley, Bank of America Merrill Lynch and J.P. Morgan acted as joint book running managers of the offering. The offering commenced on November 18, 2010 and closed on November 23, 2010. The sale of shares pursuant to the over-allotment option occurred on November 23, 2010.

As a result of our IPO, we raised a total of $44.0 million in gross proceeds, and approximately $33.5 million in net proceeds after deducting underwriting discounts and commissions of $5.9 million, and $4.6 million of offering costs related to the sale of common stock by us and the selling shareholders. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders.

On January 31, 2011, we repaid $40.0 million of term loans under our senior secured credit facilities using net proceeds received in the IPO, as well as other cash on hand.

Item 6.	Selected Financial Data

The following table sets forth our selected historical financial information for the past five fiscal years. The selected historical financial information presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2010, 2009 and 2008 and the consolidated statements of financial condition data as of December 31, 2010 and 2009 from our audited financial statements. We have derived the consolidated statements of operations data for the years ended December 31, 2007 and 2006 and consolidated statements of financial condition data as of December 31, 2008, 2007 and 2006 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006(1)

Consolidated statements of operations data:
Net revenues	$3,113,486	$2,749,505	$3,116,349	$2,716,574	$1,739,635
Total expenses	3,202,335	2,676,938	3,023,584	2,608,741	1,684,769
(Loss) Income from operations before (benefit from) provision for income taxes	(88,849)	72,567	92,765	107,833	54,866
(Benefit from) Provision for income taxes	(31,987)	25,047	47,269	46,764	21,224
Net (loss) income	(56,862)	47,520	45,496	61,069	33,642
Per share data:
(Loss) Earnings per basic share	$(0.64)	$0.54	$0.53	$0.72	$0.41
(Loss) Earnings per diluted share	$(0.64)	$0.47	$0.45	$0.62	$0.35

	As of December 31,
	2010	2009	2008	2007	2006(1)

Consolidated statements of financial condition data:
Cash and cash equivalents	$419,208	$378,594	$219,239	$188,003	$245,163
Total assets	3,646,167	3,336,936	3,381,779	3,287,349	2,797,544
Total debt(2)	1,386,639	1,369,223	1,467,647	1,451,071	1,344,375

	As of and for the Year Ended December 31,
	2010	2009	2008	2007	2006(1)

Other financial and operating data:
Adjusted EBITDA (in thousands)(3)	$413,113	$356,068	$350,171	$329,079	$247,912
Adjusted Earnings (in thousands)(3)	$172,720	$129,556	$108,863	$107,404	$65,372
Adjusted Earnings per share(3)	$1.71	$1.32	$1.09	$1.08	$0.68
Gross margin (in thousands)(4)	$937,933	$844,926	$953,301	$781,102	$508,530
Gross margin as a % of net revenue(4)	30.1%	30.7%	30.6%	28.8%	29.2%
Number of advisors(5)	12,444	11,950	11,920	11,089	7,006
Advisory and brokerage assets (in billions)(6)	$315.6	$279.4	$233.9	$283.2	$164.7
Advisory assets under management (in billions)(7)	$93.0	$77.2	$59.6	$73.9	$51.1
Insured cash account balances (in billions)(7)	$12.2	$11.6	$11.2	$8.6	$5.8
Money market account balances (in billions)(7)	$6.9	$7.0	$11.2	$7.4	$3.5

(1)	Financial results as of and for the years ended December 31, 2010, 2009, 2008 and 2007 include several broker-dealer acquisitions that occurred in 2007. Consequently, the results of operations for 2006 may not be directly comparable to later periods.

(2)	Total debt consists of our senior secured credit facilities, senior unsecured subordinated notes, revolving line of credit facility and bank loans payable.

(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate Growth” for an explanation of Adjusted EBITDA, Adjusted Earnings and Adjusted Earnings per share.

(4)	Gross margin is calculated as net revenues less production expenses. Production expenses consist of the following expense categories from our consolidated statements of operations: (i) commissions and advisory fees and (ii) brokerage, clearing and exchange. All other expense categories, including depreciation and amortization, are considered general and administrative in nature. Because our gross margin amounts do not include any depreciation and amortization expense, our gross margin amounts may not be comparable to those of others in our industry. In 2010, upon closing our IPO in the fourth quarter, the restriction on approximately 7.4 million shares of common stock issued to our advisors under the Fifth Amended and Restated 2000 Stock Bonus Plan was released. Accordingly, we recorded a share-based compensation charge of $222.0 million in the fourth quarter of 2010, representing the offering price of $30.00 per share multiplied by 7.4 million shares. This charge has been classified as production expense in 2010. Gross margin as calculated for 2010 above does not include this charge for comparability purposes with previous years shown.

(5)	Number of advisors is defined as those investment professionals who are licensed to do business with our broker-dealer subsidiaries. In 2009, we attracted record levels of new advisors due to the dislocation in the marketplace that impacted many of our competitors. This record recruitment was offset by attrition related to the consolidation of the operations of the Affiliated Entities. Excluding this attrition, we added 750 net new advisors during 2009, representing 6.3% advisor growth.

(6)	Advisory and brokerage assets are comprised of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition.

(7)	Advisory assets under management, insured cash account balances and money market balances are components of advisory and brokerage assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in Item 8 of this Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We provide an integrated platform of proprietary technology, brokerage and investment advisory services to over 12,400 independent financial advisors and financial advisors at financial institutions across the country, enabling them to successfully service their retail investors with unbiased, conflict-free financial advice. In addition, we support approximately 4,000 financial advisors with customized clearing, advisory platforms and technology solutions. Our singular focus is to support our advisors with the front, middle and back-office support they need to serve the large and growing market for independent investment advice, particularly in the mass affluent market. We believe we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services and full open architecture access to leading financial products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting or market making.

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

Advisory Fees. Advisory fee revenues represent fees charged by us and our advisors to their clients based on the value of advisory assets. Some of our advisors conduct their advisory business through separate entities by establishing their own Registered Investment Advisor (“RIA”) pursuant to the Investment Advisers Act of 1940, rather than using our corporate registered RIA. These stand-alone RIAs engage us for technology, clearing, regulatory and custody services, as well as access to our investment advisory platforms. The fee-based production generated by the stand-alone RIA is earned by the advisor, and accordingly not included in our advisory fee revenue. We charge fees to stand-alone RIAs including administrative fees based on the value of assets within these advisory accounts. Such fees are included within asset-based fees and transaction and other fees, as described below.

•	Asset-Based Fees. Asset-based fees are comprised of fees from cash sweep programs, our financial product manufacturer sponsorship programs, and omnibus processing and networking services. Pursuant to contractual arrangements, uninvested cash balances in our advisors’ client accounts are swept into either insured deposit accounts at various banks or third-party money market funds, for which we receive fees, including administrative and record-keeping fees based on account type and the invested balances. In addition, we receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales-force education and training efforts. We also earn fees on mutual fund assets for which we provide administrative and record-keeping services. Our networking fees represent fees paid to us by mutual fund and annuity product manufacturers in exchange for administrative and record-keeping services that we provide to clients of our advisors. Networking fees are correlated to the number of positions we administer, not the value of assets under administration.

•	Transaction and Other Fees. Revenues earned from transaction and other fees primarily consist of transaction fees and ticket charges, subscription fees, IRA custodian fees, contract and license fees, conference fees and small/inactive account fees. We charge fees to our advisors and their clients for executing transactions in brokerage and fee-based advisory accounts. We earn subscription fees for the software and technology services provided to our advisors and on IRA custodial services that we provide for their client accounts. We charge monthly administrative fees to our advisors. We charge fees to financial product manufacturers for participating in our training and marketing conferences and fees to our advisors and their clients for accounts that do not meet certain specified thresholds of size or activity. In addition, we host certain advisor conferences that serve as training, sales and marketing events in our first and third fiscal quarters and as a result, we anticipate higher transaction and other fees resulting from the collection of revenues from sponsors and advisors, in comparison to other periods.

•	Interest and Other Revenue. Other revenue includes marketing re-allowances from certain financial product manufacturers as well as interest income from client margin accounts and cash equivalents, net of operating interest expense.

Our Operating Expenses

•	Production Expenses. Production expenses are comprised of the following: gross commissions and advisory fees that are earned and paid out to advisors based on the sale of various products and services; production bonuses for achieving certain levels of production; recognition of share-based compensation expense from stock options and warrants granted to advisors and financial institutions based on the fair value of the awards at each interim reporting period; amounts designated by advisors as deferred commissions in a non-qualified deferred compensation plan that are marked to market at each interim reporting period; and brokerage, clearing and exchange fees. We refer to these expenses as the production “payout”. Substantially all of the production payout is variable and correlated to the revenues generated by each advisor.

Upon closing of our IPO in the fourth quarter of 2010, the restriction of approximately 7.4 million shares of common stock issued to advisors under the Fifth Amended and Restated 2000 Stock Bonus Plan was released. Accordingly, we recorded a share-based compensation charge of $222.0 million in the fourth quarter of 2010, representing the offering price of $30.00 per share multiplied by 7.4 million shares. This charge has been classified as production expense, but has been excluded from our production payout for consistency and comparability to other periods presented.

•	Compensation and Benefits Expense. Compensation and benefits expense includes salaries and wages and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

•	General and Administrative Expenses. General and administrative expenses include promotional fees, occupancy and equipment, communications and data processing, regulatory fees, travel and entertainment and professional services. We host certain advisor conferences that serve as training, sales and marketing events in our first and third fiscal quarters and as a result, we anticipate higher general and administrative expenses in comparison to other periods.

•	Depreciation and Amortization Expense. Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets represent significant intangible assets established through our acquisitions, as well as fixed assets which include internally developed software, hardware, leasehold improvements and other equipment.

•	Restructuring Charges. Restructuring charges represent expenses incurred as a result of our 2009 consolidation of the Affiliated Entities and our strategic business review committed to and implemented in 2008 to reduce our cost structure and improve operating efficiencies.

•	Other Expenses. Other expenses include bank fees, other taxes, bad debt expense and other miscellaneous expenses. In 2010, other expenses also includes $8.1 million of transaction costs related to our IPO which was completed in the fourth quarter, as well as $8.9 million for legal settlements that related to pre-acquisition legal matters for certain of our acquired businesses.

How We Evaluate Growth

We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics as of and for the years ended December 31, 2010, 2009, and 2008 are as follows:

	As of and for the Year Ended
	December 31,
	2010	2009	2008

Business Metrics
Advisors(1)	12,444	11,950	11,920
Advisory and brokerage assets (in billions)(2)	$315.6	$279.4	$233.9
Advisory assets under management (in billions)(3)	$93.0	$77.2	$59.6
Net new advisory assets (in billions)(3)(4)	$8.5	$7.0	N/A
Insured cash account balances (in billions)(3)	$12.2	$11.6	$11.2
Money market account balances (in billions)(3)	$6.9	$7.0	$11.2

Financial Metrics
Revenue growth (decline) from prior year	13.2%	(11.8)%	14.7%
Recurring revenue as a % of net revenue(5)	60.7%	57.3%	58.5%
Gross margin (in millions)(6)	$937.9	$844.9	$953.3
Gross margin as a % of net revenue(6)	30.1%	30.7%	30.6%
Net (loss) income (in millions)	$(56.9)	$47.5	$45.5
Adjusted EBITDA (in millions)	$413.1	$356.1	$350.2
Adjusted Earnings (in millions)	$172.7	$129.6	$108.9
(Loss) Earnings Per Share (diluted)	$(0.64)	$0.47	$0.45
Adjusted Earnings per Share (diluted)	$1.71	$1.32	$1.09

(1)	Advisors are defined as those investment professionals who are licensed to do business with our broker-dealer subsidiaries. In 2009, we attracted record levels of new advisors due to the dislocation in the marketplace that impacted many of our competitors. This record recruitment was offset, however, by the attrition of approximately 720 advisors license through the Affiliated Entities related to the consolidation of the operations of the Affiliated Entities with LPL Financial. Excluding this attrition, we added 750 new advisors during 2009, representing 6.3% advisor growth.

(2)	Advisory and brokerage assets are comprised of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition.

(3)	Advisory assets under management, insured cash account balances, money market balances and net new advisory assets are components of advisory and brokerage assets.

(4)	Represents net new advisory assets that are custodied in the Company’s fee-based advisory platforms. Amounts prior to 2009 are not available.

(5)	Recurring revenue is derived from sources such as advisory fees, asset-based fees, trailing commission fees, fees related to our cash sweep programs, interest earned on margin accounts and technology and service fees. In 2009, we revised our definition of recurring revenues. Accordingly, prior period amounts have been recast to reflect this change.

(6)	Gross margin is calculated as net revenues less production expenses. Production expenses consist of the following expense categories from our consolidated statements of operations: (i) commissions and advisory fees and (ii) brokerage, clearing and exchange. All other expense categories, including depreciation and amortization, are considered general and administrative in nature. Because our gross margin amounts do not include any depreciation and amortization expense, our gross margin amounts may not be comparable to those of others in our industry. In 2010, upon closing our IPO in the fourth quarter, the restriction on approximately 7.4 million shares of common stock issued to our advisors under the Fifth Amended and Restated 2000 Stock Bonus Plan was released. Accordingly, we recorded a share-based compensation charge of $222.0 million in the fourth quarter of 2010, representing the offering price of $30.00 per share multiplied by 7.4 million shares. This charge has been classified as production expense in 2010. Gross margin as calculated for 2010 above does not include this charge for comparability purposes with previous years shown.

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

Adjusted EBITDA is a non-GAAP measure and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The term Adjusted EBITDA is not defined under GAAP, and Adjusted EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with GAAP, and is subject to important limitations.

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

Set forth below is a reconciliation from our net (loss) income to Adjusted EBITDA for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Net (loss) income	$(56,862)	$47,520	$45,496
Interest expense	90,407	100,922	115,558
Income tax (benefit) expense	(31,987)	25,047	47,269
Amortization of purchased intangible assets and software(1)	43,658	59,577	61,702
Depreciation and amortization of all other fixed assets	42,379	48,719	38,760

EBITDA	87,595	281,785	309,785
EBITDA Adjustments:
Share-based compensation expense(2)	10,429	6,437	4,160
Acquisition and integration related expenses(3)	12,569	3,037	18,326
Restructuring and conversion costs(4)	22,835	64,078	15,122
Debt amendment and extinguishment costs(5)	38,633	—	—
Equity issuance and IPO related costs(6)	240,902	580	—
Other(7)	150	151	3,778

Total EBITDA Adjustments	325,518 (8)	74,283	41,386

Adjusted EBITDA	$413,113	$356,068	$350,171

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 with the Majority Holders and our 2007 acquisitions of UVEST, the Affiliated Entities and IFMG.

(2)	Represents share-based compensation expense related to vested stock options awarded to employees and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.

(3)	Represents acquisition and integration costs primarily as a result of our 2007 acquisitions of UVEST, the Affiliated Entities and IFMG. Included in the year ended December 31, 2010, is $8.9 million of expenditures for certain legal settlements that have not been resolved with the indemnifying party. See “Item 3. Legal Proceedings”.

(4)	Represents organizational restructuring charges incurred for severance and one-time termination benefits, asset impairments, lease and contract termination fees and other transfer costs.

(5)	Represents debt amendment costs incurred in 2010 for amending and restating our credit agreement to establish a new term loan tranche and to extend the maturity of an existing tranche on our senior credit facilities, and debt extinguishment costs to redeem our subordinated notes, as well as certain professional fees incurred.

(6)	Represents equity issuance and related costs for our IPO, which was completed in the fourth quarter of 2010. For 2009, $0.6 million of costs that were previously classified as restructuring and conversion have been reclassified to equity issuance and IPO related costs to conform to the current period presentation. Upon closing of the offering, the restriction on approximately 7.4 million shares of common stock issued to advisors under our Fifth Amended and Restated 2000 Stock Bonus Plan was released. Accordingly, the Company recorded a share-based compensation charge of $222.0 million, representing the offering price of $30.00 per share multiplied by 7.4 million shares.

(7)	Represents impairment charges in 2008 for our equity investment in Blue Frog Solutions, Inc. (See Note 4 of our consolidated financial statements), other taxes and employment tax withholding related to a nonqualified deferred compensation plan.

(8)	The following table shows the adjustments to the revenue and expense classifications identified in our consolidated statements of operations used to arrive at our Total EBITDA Adjustments for the year ended December 31, 2010 (in thousands):

	Year Ended December 31, 2010
	GAAP	Adjustments

Revenues
Commissions	$1,620,811	$—
Advisory fees	860,227	—
Asset-based fees	317,505	—
Transaction and other fees	274,148	1,317
Other	40,795	5

Net revenues	3,113,486	1,322

Expenses
Production	2,397,535	(222,028)
Compensation and benefits	308,656	(20,760)
General and administrative	233,015	(7,511)
Depreciation and amortization	86,037	—
Restructuring charges	13,922	(13,922)
Other	34,826	(21,996)

Total operating expenses	3,073,991	(286,217)
Non-operating interest expense	90,407	—
Loss on extinguishment of debt	37,979	(37,979)
Gain on equity method investment	(42)	—

Total expenses	3,202,335	(324,196)

(Loss) income before (benefit from) provision for income taxes	$(88,849)	$325,518

Adjusted Earnings and Adjusted Earnings per share

Adjusted Earnings represents net income before: (a) share-based compensation expense, (b) amortization of intangible assets and software, a component of depreciation and amortization, resulting from our merger transaction in 2005 with the Majority Holders and our 2007 acquisitions, (c) acquisition and integration related expenses and (d) restructuring and conversion costs, (e) debt amendment and extinguishment costs, (f) equity issuance and IPO related costs and (g) other. Reconciling items are tax effected using the income tax rates in effect for the applicable period, adjusted for any potentially non-deductible amounts.

In reporting our financial and operating results for the years ended December 31, 2010, 2009 and 2008, we renamed our non-GAAP performance measures to Adjusted Earnings and Adjusted Earnings per share (formerly known as Adjusted Net Income and Adjusted Net Income per share).

Adjusted Earnings per share represents Adjusted Earnings divided by weighted average outstanding shares on a fully diluted basis.

We prepared Adjusted Earnings and Adjusted Earnings per share to eliminate the effects of items that we do not consider indicative of our core operating performance.

We believe that Adjusted Earnings and Adjusted Earnings per share, viewed in addition to, and not in lieu of, our reported GAAP results provide useful information to investors regarding our performance and overall results of operations for the following reasons:

•	because non-cash equity grants made to employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, stock-based compensation expense is not a key measure of our operating performance;

•	because costs associated with acquisitions and related integrations, debt refinancing, restructuring and conversions, and equity issuance and IPO related costs can vary from period to period and transaction to transaction, expenses associated with these activities are not considered a key measure of our operating performance and

•	because amortization expenses can vary substantially from company to company and from period to period depending upon each company’s financing and accounting methods, the fair value and average expected life of acquired intangible assets and the method by which assets were acquired, the amortization of intangible assets obtained in acquisitions are not considered a key measure in comparing our operating performance.

We have historically not used Adjusted Earnings for internal management reporting and evaluation purposes; however, we believe Adjusted Earnings and Adjusted Earnings per share are useful to investors in evaluating our operating performance because securities analysts use them as supplemental measures to evaluate the overall performance of companies, and our investor and analyst presentations include Adjusted Earnings and Adjusted Earnings per share.

Adjusted Earnings and Adjusted Earnings per share are not measures of our financial performance under GAAP and should not be considered as an alternative to net income or earnings per share or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our profitability or liquidity.

We understand that, although Adjusted Earnings and Adjusted Earnings per share are frequently used by securities analysts and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider Adjusted Earnings and Adjusted Earnings per share in isolation, or as substitutes for an analysis of our results as reported under GAAP. In particular you should consider:

•	Adjusted Earnings and Adjusted Earnings per share do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Adjusted Earnings and Adjusted Earnings per share do not reflect changes in, or cash requirements for, our working capital needs and

•	Other companies in our industry may calculate Adjusted Earnings and Adjusted Earnings per share differently than we do, limiting their usefulness as comparative measures.

Management compensates for the inherent limitations associated with using Adjusted Earnings and Adjusted Earnings per share through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted Earnings to the most directly comparable GAAP measure, net income.

The following table sets forth a reconciliation of net (loss) income to Adjusted Earnings and Adjusted Earnings per share for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Net (loss) income	$(56,862)	$47,520	$45,496
After-Tax:
EBITDA Adjustments(1)
Share-based compensation expense(2)	8,400	5,146	3,553
Acquisition and integration related expenses	7,638	1,833	11,080
Restructuring and conversion costs	13,877	38,669	9,143
Debt amendment and extinguishment costs	23,477	—	—
Equity issuance and IPO related costs(3)	149,568	350	—
Other	91	91	2,269

Total EBITDA Adjustments	203,051	46,089	26,045
Amortization of purchased intangible assets and software(1)	26,531	35,947	37,322

Adjusted Earnings(4)	$172,720	$129,556	$108,863

Adjusted Earnings per share(4)(5)	$1.71	$1.32	$1.09
Weighted average shares outstanding — diluted	100,933	98,494	100,334

(1)	EBITDA Adjustments and amortization of purchased intangible assets and software have been tax effected using a federal rate of 35.0% and the applicable effective state rate which ranged from 4.23% to 4.71%, net of the federal tax benefit. In April 2010, a step up in basis of $89.1 million for internally developed software that was established at the time of the 2005 merger transaction became fully amortized, resulting in lower balances of intangible assets that are amortized.

(2)	Represents the after-tax expense of non-qualified stock options in which we receive a tax deduction upon exercise, and the full expense impact of incentive stock options granted to employees that have vested and qualify for preferential tax treatment and conversely, we do not receive a tax deduction. Share-based compensation for vesting of incentive stock options was $5.3 million, $3.2 million and $2.6 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

(3)	Represents the after-tax expense of equity issuance and IPO related costs in which we receive a tax deduction, as well as the full expense impact of $8.1 million of offering costs incurred in the fourth quarter of 2010 in which the we do not receive a tax deduction.

(4)	In reporting our financial and operating results for the years ended December 31, 2010, 2009 and 2008, we renamed our non-GAAP performance measures to Adjusted Earnings and Adjusted Earnings per share (formerly known as Adjusted Net Income and Adjusted Net Income per share).

(5)	Represents Adjusted Earnings divided by weighted average number of shares outstanding on a fully diluted basis. Set forth is a reconciliation of (loss) earnings per share on a fully diluted basis as calculated in accordance with GAAP to Adjusted Earnings per share:

	For the Year Ended December 31,
	2010	2009	2008

(Loss) earnings per share — diluted	$(0.64)	$0.47	$0.45
Adjustment to include dilutive shares, not included in GAAP loss per share	0.08	—	—
Adjustment for allocation of undistributed earnings to stock units	—	0.01	—
After-Tax:
EBITDA Adjustments per share	2.01	0.47	0.26
Amortization of purchased intangible assets and software per share	0.26	0.37	0.38

Adjusted Earnings per share	$1.71	$1.32	$1.09

Economic Overview and Impact of Financial Market Events

Equity markets continued to have positive performance with the S&P 500 increasing 12.8% from December 31, 2009 to December 31, 2010. This improvement positively influenced our advisory and brokerage assets and improved those revenue sources which are directly driven by asset-based pricing.

In response to the overall economic environment, the central banks, including the Federal Reserve, have maintained historically low interest rates which negatively impact our revenues from client assets in our cash sweep programs. The average effective rate for federal funds was 0.18% during 2010, compared to 0.16% in 2009. The average effective rate for federal funds was 0.19% during the fourth quarter of 2010, compared to 0.12% for the fourth quarter of 2009.

While our business has improved as a result of the more favorable equity markets, our outlook on the economic environment remains cautiously optimistic and we continue our strategic focus on attractive growth opportunities such as business development to attract new advisors and through expense management activities.

Recent Acquisitions and Divestitures

From time to time we undertake acquisitions and/or divestitures based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. The following describes significant acquisition and divestiture activities that have impacted our 2008, 2009 and 2010 results.

On September 1, 2009, we consolidated the operations of the Affiliated Entities with those of LPL Financial. The consolidation involved the transfer of securities licenses of certain registered representatives associated with the Affiliated Entities and their client accounts. Following the consolidation, the registered representatives and client accounts that were transferred are now associated with LPL Financial. The consolidation of the Affiliated Entities was effected to enhance service offerings to our advisors while also generating efficiencies.

While our acquisition of the Affiliated Entities has contributed to the overall growth of our base of advisors and related revenue and market position, the consolidation into LPL Financial resulted in acquisition integration costs in the form of personnel costs, system costs and professional fees, as well as restructuring charges including severance and one-time termination benefits, lease and contract termination fees, asset impairments and transfer and conversion costs. See Note 3 of our consolidated financial statements for further discussion on restructuring costs incurred to date, and total expected restructuring costs related to our consolidation of the Affiliated Entities.

On July 14, 2010, we announced a definitive agreement pursuant to which our subsidiary, LPLH would acquire certain assets from National Retirement Partners, Inc. (“NRP”). In the fourth quarter of 2010, 206 advisors previously registered with (or licensed through) NRP transferred their securities and advisory licenses and registrations to LPL Financial. Approximately 3,800 client accounts with advisory and brokerage assets of $564.3 million were converted from NRP’s former clearing firm to LPL Financial. The transaction closed on February 9, 2011.

Results of Operations

The following discussion presents an analysis of our results of operations for the years ended December 31, 2010, 2009 and 2008. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Year Ended December 31,			Percentage Change
	2010	2009	2008	‘10 vs. ‘09	‘09 vs. ‘08
	(In thousands)

Revenues
Commissions	$1,620,811	$1,477,655	$1,640,218	9.7%	(9.9)%
Advisory fees	860,227	704,139	830,555	22.2%	(15.2)%
Asset-based fees	317,505	272,893	352,293	16.3%	(22.5)%
Transaction and other fees	274,148	255,574	240,486	7.3%	6.3%
Other	40,795	39,244	52,797	4.0%	(25.7)%

Net revenues	3,113,486	2,749,505	3,116,349	13.2%	(11.8)%

Expenses
Production	2,397,535	1,904,579	2,163,048	25.9%	(11.9)%
Compensation and benefits	308,656	270,436	343,171	14.1%	(21.2)%
General and administrative	233,015	218,416	266,447	6.7%	(18.0)%
Depreciation and amortization	86,037	108,296	100,462	(20.6)%	7.8%
Restructuring charges	13,922	58,695	14,966	(76.3)%	292.2%
Other	34,826	15,294	17,558	127.7%	(12.9)%

Total operating expenses	3,073,991	2,575,716	2,905,652	19.3%	(11.4)%
Non-operating interest expense	90,407	100,922	115,558	(10.4)%	(12.7)%
Loss on extinguishment of debt	37,979	—	—	*	*
(Gain) loss on equity method investment	(42)	300	2,374	*	(87.4)%

Total expenses	3,202,335	2,676,938	3,023,584	19.6%	(11.5)%

(Loss) income before (benefit from) provision for income taxes	(88,849)	72,567	92,765	*	(21.8)%
(Benefit from) provision for income taxes	(31,987)	25,047	47,269	*	(47.0)%

Net (loss) income	$(56,862)	$47,520	$45,496	*	4.4%

* Not meaningful.

Revenues

Commissions

The following table sets forth our commission revenue, by product category included in our consolidated statements of operations for the periods indicated (in thousands):

	Years Ended December 31,
	2010	% Total	2009	% Total	2008	% Total

Variable annuities	$672,369	41.5%	$551,345	37.3%	$627,021	38.2%
Mutual funds	457,947	28.2%	389,458	26.4%	474,948	28.9%
Fixed annuities	138,753	8.6%	225,342	15.3%	179,743	11.0%
Alternative investments	97,606	6.0%	77,079	5.2%	112,706	6.9%
Equities	93,961	5.8%	86,606	5.8%	85,586	5.2%
Fixed income	85,250	5.2%	75,210	5.1%	65,309	4.0%
Insurance	72,297	4.5%	69,907	4.7%	91,327	5.6%
Other	2,628	0.2%	2,708	0.2%	3,578	0.2%

Total commission revenue	$1,620,811	100.0%	$1,477,655	100.0%	$1,640,218	100.0%

Commission revenue increased by $143.2 million, or 9.7%, for 2010 compared to 2009. The increase is primarily due to an increase in trail-based commissions related to improved market conditions as well as growth in assets eligible for trail payment. Sales-based commissions also increased as a result of greater commission-based products activity. Sales-based commissions from more market sensitive products such as variable annuities and mutual funds experienced an increase over the prior year period due to increasing investor confidence. Sales of certain financial products with more predictable cash flows such as fixed annuities, which typically increase during periods of financial uncertainty, decreased during this period, consistent with the market’s recovery.

Commission revenue decreased by $162.6 million, or 9.9%, for 2009 compared to 2008. Sales-based commissions decreased as a result of market turbulence and volatility that dampened client demand for purchases of new financial products, particularly in the more market sensitive products such as mutual funds, alternative investments and variable annuities. This decline was partially offset by increased sales of products with more predictable cash flows such as fixed annuities and fixed income securities, which investors normally favor during periods of uncertain equity markets. Trail commissions also decreased as a result of the effect of the market’s decline on the underlying assets eligible for trail commissions, partially offset by additional sales of assets eligible for trail payment.

Advisory Fees

Advisory fees increased by $156.1 million, or 22.2%, for 2010 compared to 2009. The increase was primarily due to the effect of the rebounding market, which resulted in a significant increase in the value of client assets in advisory programs, as well as net new advisory assets. For 2010, the S&P 500 index averaged 1,140, up 20.3% from the average of 948 for 2009. Our advisory assets under management increased 20.5% from $77.2 billion at December 31, 2009 to $93.0 billion at December 31, 2010. The increase in advisory assets was primarily driven by a continued shift toward a higher percentage of advisory business within our existing advisor base, as well as by assets from advisors who joined the firm in 2009 and whose business began to ramp up on our platform in 2010.

Advisory fees decreased by $126.4 million, or 15.2%, for 2009 compared to 2008. The decrease primarily reflects the effect of the decline in the equity markets during 2009 as compared to 2008. For 2009, the S&P 500 index averaged 948, down 22.3% from the average for 2008. This decrease was partially offset by increasing net new advisory assets attributed to new advisory relationships.

The following table summarizes the activity within our advisory assets under management for the periods ended December 30, 2010 and 2009 (in billions):

	2010	2009

Beginning balance at January 1	$77.2	$59.6
Net new advisory assets	8.5	7.0
Market impacts	7.3	10.6

Ending balance at December 31	$93.0	$77.2

Asset-Based Fees

Asset-based fees increased $44.6 million, or 16.3%, for 2010 compared to 2009. Revenues from product sponsors and for record-keeping services, which are largely based on the underlying asset values, increased due to the impact of the market’s recovery on the value of those underlying assets. The average for the S&P 500 index increased 20.3% from 2009 to 2010. This increase was offset by lower revenues from our cash sweep programs, which declined by $0.7 million, or 0.6%, to $119.7 million for the year ended December 31, 2010 from $120.4 million for the year ended December 31, 2009, as a result of lower assets in our cash sweep programs. Assets in our cash sweep programs averaged $18.5 billion and $20.5 billion for the years ended December 31, 2010 and 2009, respectively. The decrease of assets in cash sweep programs is due to the redeployment of cash balances into other securities as investors and advisors gain confidence in the market. For the year ended December 31, 2010, the effective federal funds rate averaged 0.18% compared to 0.16% for the prior year.

Asset-based fees decreased $79.4 million, or 22.5%, for 2009 compared to 2008. This decrease resulted in part from the decline in the market value of assets included in our various sponsor and asset-based record- keeping programs, as the average for the S&P 500 index declined 22.3% from 2008 to 2009. Asset-based revenues in 2009 were also negatively impacted by the declining interest rate environment as reflected by the average effective federal funds rate and its influence on fees associated with our cash sweep programs. For the year ended December 31, 2009, the effective federal funds rate averaged 0.16% compared to 1.92% for the prior year. Assets in our cash sweep programs averaged $20.5 billion and $19.3 billion for the years ended December 31, 2009 and 2008, respectively.

Transaction and Other Fees

Transaction and other fees increased $18.6 million, or 7.3%, for 2010 compared to 2009. This increase is due, in part, to increased prices and corresponding fees to advisors for licensing, technology, and professional liability insurance services of $3.9 million, $3.5 million and $2.5 million, respectively, and increased revenue of $2.6 million from additional advisor conferences held in 2010.

Transaction and other fees increased $15.1 million, or 6.3%, for 2009 compared to 2008. This increase was primarily attributed to increases in our number of advisors and their client accounts. We also had increases of $6.6 million in charges to advisors largely for professional liability insurance premiums and $5.3 million in IRA custodial fees. Transaction and other fees include revenues from conferences held for advisors; these revenues declined by $4.4 million from 2008 to 2009, as we cancelled various conferences as a part of our cost containment efforts.

Other Revenue

Other revenue increased $1.6 million, or 4.0%, for 2010 compared to 2009. The increase was primarily attributed to higher direct investment marketing allowances received from product sponsors, largely based on sales volumes, which was offset by unrealized mark-to-market losses in securities owned and certain other assets.

Other revenue decreased $13.6 million, or 25.7%, for 2009 compared to 2008. The decrease was due primarily to lower interest revenue from client margin lending activities and to a lesser extent, by lower interest income earned on our cash equivalents. Our average client margin balances decreased 33.5% from $328.3 million in 2008 to $218.3 million in 2009, reflecting a reduced demand by clients for margin leverage in reaction to volatility in the equity markets. Margin balances have typically decreased during periods of declining, volatile markets such as those experienced beginning in 2008.

Expenses

Production Expenses

Upon closing of our IPO in the fourth quarter of 2010, the restriction on approximately 7.4 million shares of common stock issued to advisors under the Fifth Amended and Restated 2000 Stock Bonus Plan was released. Accordingly, we recorded a share-based compensation charge of $222.0 million in the fourth quarter of 2010, representing the offering price of $30.00 per share multiplied by 7.4 million shares. This charge has been classified as production expense in 2010. Excluding this charge, production expenses increased $271.0 million, or 14.2% for 2010 compared to 2009. This increase was a result of a 13.7% increase in our commission and advisory revenues during the same period. Our production payout averaged 86.3% in 2010 and 85.8% in 2009.

Production expenses decreased $258.5 million, or 11.9%, for 2009 compared to 2008. Commission and advisory revenues declined $289.0 million, or 11.7%, during the same period, resulting in a corresponding decrease in our production payout to our advisors. Our production payout averaged 85.8% in 2009 and 86.3% in 2008.

Compensation and Benefits Expense

Compensation and benefits increased $38.2 million, or 14.1%, for 2010 compared to 2009. Expenses in 2010 include $5.8 million in employer taxes arising from non-qualified stock option exercises in connection with our IPO. The remaining increase was primarily attributed to the restoration of certain employee-related items, including increases in bonus levels and contributions to employee retirement plans in 2010 that were reduced in 2009 as a result of our cost management initiatives. In addition, share-based compensation expense related to employee stock option awards increased to $10.4 million in 2010, compared to $6.5 million in 2009. Our average number of full-time employees was 2,517 and 2,430 for 2010 and 2009, respectively, representing an increase of 3.6%.

Compensation and benefits decreased $72.7 million, or 21.2%, for 2009 compared to 2008. The decrease was primarily attributed to our ongoing strategic business review and resulting cost management initiatives. These initiatives, along with ordinary attrition and retirements, resulted in our average number of full-time employees declining by 383, or 13.6%, to 2,430 for 2009, compared to 2,813 for 2008. Compensation and benefits expense in 2009 was further reduced from 2008 levels due to a reduction in employee related-items including bonuses and employer contributions to retirement plans.

General and Administrative Expenses

General and administrative expenses increased by $14.6 million, or 6.7%, for 2010 compared to 2009. The increase compared to the prior year was due to the reinstatement of general and administrative expenses to levels necessary to support growth and service to our advisors. During 2010, we restored certain advisor conference services, which contributed to $6.4 million of the change. Other increases were primarily due to expenses for travel related costs and licensing fees that increased by $4.6 million and $1.6 million, respectively.

General and administrative expenses decreased by $48.0 million, or 18.0%, for 2009 compared to 2008. The decrease was primarily attributable to our ongoing strategic business review and resulting cost reduction measures which led to decreases of $38.3 million in promotional fees,

$8.3 million in occupancy and equipment, $5.8 million in travel and entertainment and $3.8 million in communications and data processing.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $22.3 million, or 20.6%, for 2010 compared to 2009. The decrease is primarily attributed to a step up in basis of $89.1 million in our internally developed software that was established at the time of our 2005 merger transaction and became fully amortized in April 2010. We recorded $6.3 million and $19.1 million in amortization expense for these assets for 2010 and 2009, respectively. In addition, we recorded asset impairments of $19.9 million in the third and fourth quarter of 2009 in the consolidation of our Affiliated Entities, which resulted in lower balances remaining in those intangible assets that continue to be amortized.

Depreciation and amortization expense increased by $7.8 million, or 7.8%, for 2009 compared to 2008. The increase was attributed to capital expenditures made to support integration efforts related to the Affiliated Entities and the general growth of our business.

Restructuring Charges

Restructuring charges represent expenses incurred as a result of our 2009 consolidation of the Affiliated Entities and our strategic business review committed to in 2008 to reduce our cost structure and improve operating efficiencies.

Restructuring charges were $13.9 million in 2010, compared to $58.7 million in 2009. In 2010, restructuring charges were incurred for severance and termination benefits of $2.0 million, contract termination costs of $5.4 million related to the abandonment of certain lease facilities, asset impairment charges of $0.8 million, and $5.7 million in conversion and transfer costs primarily attributed to advisor retention.

Restructuring charges were $58.7 million in 2009, compared to $15.0 million in 2008. In 2009, restructuring charges were incurred for severance and termination benefits of $9.5 million, contract termination costs of $15.9 million, asset impairment charges of $19.9 million and $13.9 million in other expenditures principally relating to the conversion and transfer of advisors and their client accounts from the Affiliated Entities to LPL Financial. These costs were partially offset by $0.5 million in adjustments that were recorded in the first half of 2009 for changes in cost estimates associated with post-employment benefits provided to employees impacted by our 2008 strategic business review.

Other Expenses

Other expenses increased by $19.5 million, or 127.7%, from 2009 to 2010. The increase is due primarily to $8.1 million in transaction costs that were expensed at the completion of our IPO in the fourth quarter of 2010, as well as $8.9 million for legal settlements that related to pre-acquisition legal matters for certain of acquired businesses.

Other expenses decreased by $2.3 million, or 12.9%, from 2008 to 2009. The decrease was primarily due to cost reduction measures.

Interest Expense

Interest expense includes non-operating interest expense for our senior secured credit facilities and our senior unsecured subordinated notes.

Interest expense decreased by $10.5 million, or 10.4%, for 2010 compared with 2009. The reduction in interest expense is attributed to our debt refinancing in the second quarter of 2010, which included the redemption of our senior unsecured subordinated notes, resulting in a lower cost of borrowing. In addition, two of our interest rate swap agreements matured during 2010, which resulted in interest savings of approximately $3.8 million.

Interest expense decreased by $14.6 million, or 12.7%, for 2009 compared with 2008. The decline reflected lower average interest rates on our borrowings due in part to a credit rating upgrade received in the third quarter of 2008, partially offset by an increase in the average principal amount of debt outstanding due primarily to borrowings under our revolving credit facility. Our average outstanding borrowing activity in the revolving and uncommitted line of credit facilities increased by $7.8 million from $48.7 million for 2008 compared to $56.5 million for 2009.

Gain or loss on Equity Method Investment

The loss or gain on equity method investment represents our share of gains or losses related to our investment in a privately held technology company.

The gain on equity method investment was $42,000 for 2010 compared to a loss of $0.3 million for 2009.

Loss on equity method investment decreased by $2.1 million, or 87.4%, for 2009 compared to 2008. The decrease was attributed to a $1.7 million other than temporary impairment charge incurred during the second quarter of 2008.

Provision for Income Taxes

During 2010, we recorded an income tax benefit of $32.0 million compared to an income tax expense of $25.0 million for 2009. The 2010 tax benefit was a result of the net loss resulting from IPO related expenses. Our effective income tax rates were 36.0% and 34.5% for 2010 and 2009, respectively. Our 2010 effective tax rate reflects $8.1 million of transaction expenses that are not deductible for tax purposes, which reduced the tax benefit by 3.2%. Our 2009 effective tax rate reflects a benefit of approximately 8.0% from a newly enacted change to California’s income sourcing rules which were enacted in 2009 and effective as of January 1, 2011.

Our provision for income taxes decreased by $22.2 million, or 47.0%, between 2008 and 2009. The decrease was primarily the result of a decrease in the effective income tax rate under GAAP, which was 34.5% for 2009 as compared to 51.0% for 2008, as well as a decline in pre-tax income due to restructuring charges that were incurred in 2009. In addition, our 2009 effective tax rate reflects a benefit from a change to California’s income sourcing rules, which required that we revalue our deferred tax liabilities to the rate that will be in effect when the tax liabilities are utilized.

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

A summary of changes in cash flow data is provided as follows (in thousands):

	December 31,
	2010	2009	2008

Net cash flows (used in) provided by:
Operating activities	$(22,914)	$271,157	$89,277
Investing activities	(39,192)	(13,724)	(76,202)
Financing activities	102,720	(98,078)	18,161

Net increase in cash and cash equivalents	40,614	159,355	31,236
Cash and cash equivalents — beginning of year	378,594	219,239	188,003

Cash and cash equivalents — end of year	$419,208	$378,594	$219,239

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.

Net cash (used in) provided by operating activities includes net (loss) income adjusted for non-cash expenses such as depreciation and amortization, restructuring charges, share-based compensation, deferred income tax provision and changes in operating assets and liabilities. Net cash used in operating activities for 2010 was $22.9 million, compared to net cash provided by operating activities for 2009 and 2008 of $271.2 million and $89.3 million, respectively. In 2010, net cash used in operating activities includes $93.4 million of excess tax benefits resulting from stock options exercised related to our IPO, and a $73.8 million change in tax receivables that arose primarily from a tax benefit resulting from the release on the restriction on 7.4 million shares of our common stock. Operating assets and liabilities include balances related to settlement and funding of client transactions, receivables from product sponsors and accrued commissions and advisory fees due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and client behaviors.

Net cash used in investing activities for 2010, 2009 and 2008, totaled $39.2 million, $13.7 million and $76.2 million, respectively. The increase in 2010 as compared to 2009 was principally due to an increase of $14.8 million in capital expenditures and an increase in restricted cash deposits of $11.4 million. Included in the deposits of restricted cash in 2010 is $20.0 million to fund a pending acquisition that was completed in the first quarter of 2011. The decrease in 2009 as compared to 2008 of $62.5 million was principally due to a decrease in capital expenditures of $54.5 million, and acquisition activity of $13.3 million. Capital expenditures decreased in 2009 in response to economic conditions and due to the completion in 2008 of capital projects related to our 2007 acquisitions.

Net cash provided by financing activities for 2010 was $102.7 million, compared to net cash used in financing activities for 2009 of $98.1 and net cash provided by financing activities for 2008 of $18.2 million. Cash flows from financing activities in 2010 include $93.4 million from excess tax benefits arising from stock options exercised related to our IPO. Financing activities in 2010 also include $37.2 million in net proceeds from the sale of stock pursuant to the over-allotment option exercised by the underwriters, in connection with our IPO. This activity was offset in part by the pay down of the principal amount of the 2015 Term Loans of $550.0 million and a premium of $29.6 million incurred to redeem the 2015 Term Loans, and proceeds of $566.7 million received from the 2017 Term Loans during the year ended December 31, 2010. In addition, $7.2 million of debt issuance costs were paid in 2010. In 2009, the primary use of cash in financing activities was the $90.0 million pay down of the revolving line of credit facility.

We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, will be adequate to satisfy our working capital needs, the payment of all of our obligations and the funding of anticipated capital expenditures for the foreseeable future.

Tax Benefit Analysis

In 2010, upon closing our IPO in the fourth quarter, the restriction on 7.4 million shares of common stock issued to our advisors under the Fifth Amended and Restated 2000 Stock Bonus Plan was released. Accordingly, we recorded a share-based compensation charge and a corresponding tax deduction of $222.0 million in the fourth quarter of 2010, representing the offering price of $30.00 per share multiplied by 7.4 million shares. We were able to take a tax deduction for the share-based compensation charge, as noted below.

We also expect to realize in connection with our IPO, a tax deduction of $383.0 million resulting from (a) the exercise of non-qualified stock options by current and former employees; (b) the exercise of non-qualified stock options and warrants by advisors and financial institutions; and (c) the exercise of incentive stock options and subsequent sale of common stock resulting in a disqualifying disposition.

As a result of the tax deduction related to the release on the restriction of shares of common stock held by advisors, as well as stock option and warrant exercises, we expect the tax deduction available to be $605.0 million, resulting in total expected tax benefits in connection with the IPO of $237.3 million. The aggregate tax deduction generated a net operating loss (“NOL”) for tax purposes in 2010. Such NOLs are available to be applied to prior years operating income to recover taxes previously paid and are eligible to be carried forward to offset any future taxable income for federal tax purposes. Rules regarding carryback and carryforward vary by state.

The following table shows the tax deduction available and the tax benefit expected to be realized in connection with the IPO (in thousands):

		Stock
	Release on the	Option
	Restriction of	and
	Shares of	Warrant
	Common Stock	Exercises	Total

Tax deduction available	$221,982	$382,990	$604,972
Tax benefit expected to be realized	$87,072	$150,228	$237,300
Tax benefit recorded in 2010 as income tax receivables on the consolidated statements of financial condition	$(87,072)	$(57,474)	$(144,546	)(1)
Tax benefit utilized in the fourth quarter of 2010 by not making a quarterly payment	—	$(37,534)	$(37,534)
Tax benefit expected to be utilized in future periods through the use of NOLs from tax deductions resulting from the IPO	—	$(55,220)	$(55,220)

(1) On January 20, 2011, we received a $45.0 million tax refund for federal taxes paid in 2010. We anticipate filing a tax refund in April 2011 for federal taxes paid in 2009 and 2008, and expect to receive refunds of $55.3 million and $44.3 million, respectively.

Operating Capital Requirements

Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading done on margin and funds we are required to maintain at clearing organizations to support these clients’ trading activities. We require that our advisors’ clients deposit funds with us in support of their trading activities and we hypothecate securities held as margin collateral, which we in turn use to lend to clients for margin transactions and deposit with our clearing organizations. These activities account for the majority of our working capital requirements, which are primarily funded directly or indirectly by our advisors’ clients. Our other working capital needs are primarily limited to regulatory capital requirements and software development, which we have satisfied in the past from internally generated cash flows.

Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. These timing differences are funded either with internally generated cash flow or, if needed, with funds drawn under the revolving credit facility at the holding company, and/or uncommitted lines of credit at our broker-dealer subsidiary LPL Financial.

Our registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from client transactions plus 1% of net commission payable, as defined. LPL Financial is also subject to the CFTC’s minimum financial requirements, which require that it maintain net capital, as defined, equal to 4% of customer funds required to be segregated pursuant to the Commodity Exchange Act, less the market value of certain commodity options, all as defined. UVEST and MSC compute net capital requirements under the aggregate indebtedness method, which requires firms to maintain minimum net capital, as defined, of not less than 6.67% of aggregate indebtedness plus 1% of net commission payable, also as defined.

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

We also maintain a revolving credit facility which is provided through the senior secured credit facilities. On January 25, 2010, we amended our senior secured credit agreement to increase the revolving credit facility from $100 million to $218.2 million. In connection with this amendment, we extended the maturity of a $163.5 million tranche of the revolving credit facility to June 28, 2013. The remaining $54.7 million tranche retains its original maturity date of December 28, 2011.

We also maintain two uncommitted lines of credit. One of the lines has an unspecified limit, and is primarily dependent on our ability to provide sufficient collateral. The other line had a limit of $100 million, which was increased to $150 million on May 27, 2010, and allows for both collateralized and uncollateralized (unsecured) borrowings.

We also are a party to interest rate swap agreements, in an aggregate notional amount of $210 million, to mitigate interest rate risk by hedging the variability of a portion of our floating-rate senior secured term loan.

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

In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rates at December 31, 2010 were 0.375% for our revolver tranche maturing in 2011 and 0.75% for our revolver tranche maturing in 2013, but are subject to change depending on our leverage ratio. We must also pay customary letter of credit fees.

Prepayments

The senior secured credit facilities (other than the revolving credit facility) require us to prepay outstanding amounts under our senior secured term loan facility subject to certain exceptions, with:

•	50% (percentage will be reduced to 25% if our total leverage ratio is 5.00 or less and to 0% if our total leverage ratio is 4.00 or less) of our annual excess cash flow (as defined in our senior secured credit agreement) adjusted for, among other things, changes in our net working capital;

•	100% of the net cash proceeds of all nonordinary course asset sales or other dispositions of property, if we do not reinvest or commit to reinvest those proceeds in assets to be used in our business or to make certain other permitted investments within 15 months as long as such reinvestment is completed within 180 days and

•	100% of the net cash proceeds of any incurrence of debt, other than proceeds from debt permitted under the senior secured credit agreement.

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

Guarantee and Security

The senior secured credit facilities are secured primarily through pledges of the capital stock in our subsidiaries.

Certain Covenants and Events of Default

The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

•	incur additional indebtedness;

•	create liens;

•	enter into sale and leaseback transactions;

•	engage in mergers or consolidations;

•	sell or transfer assets;

•	pay dividends and distributions or repurchase our capital stock;

•	make investments, loans or advances;

•	prepay certain subordinated indebtedness;

•	engage in certain transactions with affiliates;

•	amend material agreements governing certain subordinated indebtedness and

•	change our lines of business.

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

If we fail to comply with these covenants and are unable to cure, we could face substantial liquidity problems and could be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful or feasible. Our senior secured credit agreement restricts our ability to sell assets. Even if we could consummate those sales, the proceeds that we realize from them may not be adequate to meet any debt service obligations then due. Furthermore, if an event of default were to occur with respect to our senior secured credit agreement, our creditors could, among other things, accelerate the maturity of our indebtedness. See “Risk Factors — Our indebtedness could adversely affect our financial health and may limit our ability to use debt to fund future capital needs”.

As of December 31, 2010, we were in compliance with all of our covenant requirements.

Our covenant requirements and actual ratios as of December 31, 2010 are as follows:

	December 31, 2010
	Covenant	Actual
Financial Ratio	Requirement	Ratio

Leverage Test (Maximum)	3.70	2.64
Interest Coverage (Minimum)	2.60	4.81

Set forth below is a reconciliation from EBITDA, Adjusted EBITDA and Credit Agreement Adjusted EBITDA to our net income (loss) for the years ending December 31, 2010 and December 31, 2009 (in thousands):

	For the Year Ended December 31,
	2010	2009

Net (loss) income	$(56,862)	$47,520
Interest expense	90,407	100,922
Income tax (benefit) expense	(31,987)	25,047
Amortization of purchased intangible assets and software(1)	43,658	59,577
Depreciation and amortization of all other fixed assets	42,379	48,719

EBITDA	87,595	281,785
EBITDA Adjustments:
Share-based compensation expense(2)	10,429	6,437
Acquisition and integration related expenses(3)	12,569	3,037
Restructuring and conversion costs(4)	22,835	64,078
Debt amendment and extinguishment costs(5)	38,633	—
Equity issuance and IPO related costs(6)	240,902	580
Other(7)	150	151

Total EBITDA Adjustments	325,518	74,283

Adjusted EBITDA	413,113	356,068
Pro-forma adjustments(8)	—	—

Credit Agreement Adjusted EBITDA	$413,113	$356,068

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 with the Majority Holders and our 2007 acquisitions of UVEST, the Affiliated Entities and IFMG.

(2)	Represents share-based compensation expense related to vested stock options awarded to employees and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.

(3)	Represents acquisition and integration costs primarily as a result of our 2007 acquisitions of UVEST, the Affiliated Entities and IFMG. Included in the year ended December 31, 2010 are expenditures for certain legal settlements that have not been resolved with the indemnifying party. See “Item 3. Legal Proceedings”.

(4)	Represents organizational restructuring charges incurred for severance and one-time termination benefits, asset impairments, lease and contract termination fees and other transfer costs.

(5)	Represents debt amendment costs incurred in 2010 for amending and restating our credit agreement to establish a new term loan tranche and to extend the maturity of an existing tranche on our senior credit facilities, and debt extinguishment costs to redeem our subordinated notes, as well as certain professional fees incurred.

(6)	Represents equity issuance and related costs for our IPO, which was completed in the fourth quarter of 2010. For 2009, $0.6 million of costs that were previously classified as restructuring and conversion have been reclassified to equity issuance and IPO related costs to conform to the current period presentation. Upon closing of the offering, the restriction on approximately 7.4 million shares of common stock issued to advisors under our Fifth Amended and Restated 2000 Stock Bonus Plan was released. Accordingly, the Company recorded a share-based compensation charge of $222.0 million, representing the offering price of $30.00 per share multiplied by 7.4 million shares.

(7)	Represents excise and other taxes.

(8)	Credit Agreement Adjusted EBITDA excludes pro-forma general and administrative expenditures from acquisitions, as defined under the terms of our senior secured credit agreement. There were no such adjustments for the years ended December 31, 2010 and 2009.

Interest Rate Swaps

An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. We use interest rate swap agreements to hedge the variability on our floating rate for $210.0 million of our term loan under our senior secured credit facilities. We are required to pay the counterparty to the agreement fixed interest payments on a notional balance and in turn receive variable interest payments on that notional balance. Payments are settled quarterly on a net basis. As of December 31, 2010, we assessed our interest rate swaps as being highly effective and we expect them to continue to be highly effective. While approximately $1.2 billion of our term loan remains unhedged as of December 31, 2010, the risk of variability on our floating interest rate is partially mitigated by the client margin loans on which we carry floating interest rates. At December 31, 2010, our receivables from our advisors’ clients for margin loan activity were approximately $233.5 million.

Bank Loans Payable

We maintain two uncommitted lines of credit at LPL Financial. One line has an unspecified limit, and is primarily dependent on the company’s ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. Both lines were utilized in 2010 and 2009; however, there were no balances outstanding at December 31, 2010.

Off-Balance Sheet Arrangements

We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Notes 14 and 20 to our consolidated financial statements.

Contractual Obligations

The following table provides information with respect to our commitments and obligations as of December 31, 2010:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
	(In thousands)

Leases and other obligations(1)	$97,225	$31,380	$41,380	$16,557	$7,908
Senior secured term loan facilities(2)	1,386,639	13,971	333,168	492,850	546,650
Commitment fee on revolving line of credit(3)	3,086	1,364	1,722	—	—
Variable interest payments:(4)
2013 Loan Hedged	3,520	2,849	671	—	—
2013 Loan Unhedged	12,615	3,665	8,950	—	—
2015 Loan Unhedged	93,856	21,302	42,015	30,539	—
2017 Loan Unhedged	192,779	30,525	60,205	58,889	43,160
Interest rate swap agreements(5)	7,791	6,296	1,495	—	—

Total contractual cash obligations	$1,797,511	$111,352	$489,606	$598,835	$597,718

(1)	Minimum payments have not been reduced by minimum sublease rental income of $6.5 million due in the future under noncancelable subleases. Note 14 of our consolidated financial statements provides further detail on operating lease obligations and obligations under noncancelable service contracts.

(2)	Represents principal payments on our senior secured term loan facilities. See Note 12 of our consolidated financial statements for further detail.

(3)	Represents commitment fees for unused borrowings on our senior secured revolving line of credit facility. See Note 12 of our consolidated financial statements for further detail.

(4)	Our senior secured term loan facilities bear interest at floating rates. Variable interest payments are shown assuming the applicable LIBOR rates at December 31, 2010 remain unchanged. See Note 12 of our consolidated financial statements for further detail.

(5)	Represents fixed interest payments net of variable interest received on our interest rate swap agreements. See Note 13 of our consolidated financial statements for further detail.

As of December 31, 2010, we reflect a liability for unrecognized tax benefits of $21.1 million, which we have included in income taxes payable in the consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

Fair Value of Financial Instruments

We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures.

We use prices obtained from an independent third-party pricing service to measure the fair value of our trading securities. We validate prices received from the pricing service using various methods including, comparison to prices received from additional pricing services, comparison to available market prices and review of other relevant market data including implied yields of major categories of securities. At December 31, 2010, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

Critical Accounting Policies and Estimates

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

Revenue Recognition

We record commissions received from mutual funds, annuity, insurance, equity, fixed income, direct investment, option and commodity transactions on a trade-date basis. Commissions also include mutual fund and variable annuity trails, which are recognized as a percentage of assets under management over the period for which services are performed. Due to the significant volume of mutual fund and variable annuity purchases and sales transacted by financial advisors directly with product manufacturers, management must estimate a portion of its upfront commission and trail revenues for each accounting period for which the proceeds have not yet been received. These estimates are based on a number of factors including market levels, the volume of transactions in prior periods and cash receipts in the current period. We record commissions payable based upon standard payout ratios for each product as it accrues for commission revenue.

Certain advisors conduct their advisory business through separate entities by establishing their own Registered Investment Advisor (“RIA”) pursuant to the Investment Advisers Act of 1940, rather than using our corporate registered RIA. These stand-alone RIAs engage us for technology, clearing, regulatory and custody services, as well as access to our investment advisory platforms. The fee-based production generated by the stand-alone RIA is earned by the advisor, and accordingly not included in our advisory fee revenue. We charge administrative fees based on the value of assets within these advisory accounts, and classify such revenues as asset-based fees and transaction and other fees.

Legal Reserves

We record reserves for legal proceedings in accounts payable and accrued liabilities in our consolidated statements of financial condition. The determination of these reserve amounts requires significant judgment on the part of management. We consider many factors including, but not limited to, the amount of the claim, the amount of the loss in the client’s account, the basis and validity of the claim, the possibility of wrongdoing on the part of an advisor, likely insurance coverage, previous results in similar cases, and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded as professional services in our consolidated statements of operations.

Valuation of Goodwill and Other Intangibles

We test goodwill for impairment at least annually, or whenever indications of impairment exist. We test other intangible assets whenever indications of impairment exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for the excess.

The value of intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) significant declines in our operating results, (ii) a significant decline in the valuation of comparable company stocks, (iii) a further significant slowdown of the worldwide economy or industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results.

We perform an impairment analysis on our goodwill on an annual basis on the first day of the fourth fiscal quarter (October 1). In testing for a potential impairment of goodwill on October 1, 2010, the estimated fair value of each of our reporting units was significantly greater than its carrying value, and therefore we concluded that no amount of goodwill was impaired. At a reporting unit level, the estimated fair value was, at a minimum, 2.5 times its carrying value.

The fair value of our reporting units was estimated using the income approach methodology that includes the discounted cash flow method, and the market approach methodology that includes the use of market multiples. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes and include significant assumptions about revenue growth, operating margins, discount rates and capital expenditures. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques discussed in Financial Accounting Standards Board Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements.

In addition, publicly available information regarding peer companies with comparable market capitalization was also considered in assessing the reasonableness of cumulative fair values of our reporting units estimated using the market approach methodology. In our analysis, we developed appropriate valuation multiples for each of our reporting units. Specifically, we considered valuation multiples of our peer companies including revenue, EBITDA, net income and after-tax cash flows.

The income approach valuations included reporting unit cash flow discount rates ranging from 11.9% to 16.3% and terminal growth rates of 3.0%. Our discount rate represents our weighted average cost of capital adjusted for company-specific risk premium. The development of the weighted average cost of capital used in our estimate of fair value considered current market conditions for the equity-risk premium and risk-free interest rate, benchmark capital structures for guideline companies with characteristics similar to our reporting units, the size and industry of our reporting units and risks related to the forecast of future revenues and profitability of our reporting units. The company-specific risk premium was reduced primarily due to lower long-term growth and profitability assumptions associated with the 2011 forecast. The weighted average cost of capital used in the estimate of fair value in future periods may be impacted by changes in market conditions (including those of market participants), as well as the future performance of our reporting units and is subject to change, based on changes in specific facts and circumstances.

Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage or business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. Changes in our planned business operations such as unanticipated competition, a loss of key personnel, the sale of a reporting unit or a significant portion of a reporting unit or other unforeseen developments could result in an impairment of our recorded goodwill. Changes in forecasted operating results and other assumptions could materially affect those estimates.

We review our property, equipment, capitalized software and intangible assets, including goodwill, for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or changes may include a deterioration in the business climate or a significant adverse change in the extent or manner in which a long-lived asset is being used. If the total of projected future undiscounted cash flows is less than the carrying amount of an asset, we may need to record an impairment loss based on the excess of the carrying amount over the fair value of the assets. We have concluded that no such indications of impairment of goodwill and other intangibles exist as of December 31, 2010.

Income Taxes

We estimate income tax expense based on the various jurisdictions where we conduct business. We must then assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established to the extent that it is more-likely-than-not that such deferred tax assets will not be realized. When we establish a valuation allowance or modify the existing allowance in a certain reporting period, we generally record a corresponding increase or decrease to the provision for income taxes in the consolidated statements of operations. We make significant judgments in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowances recorded against the deferred tax asset. Changes in the estimate of these taxes occur periodically due to changes in the tax rates, changes in the business operations, implementation of tax planning strategies, resolution with taxing authorities of issues where we have previously taken certain tax positions and newly enacted statutory, judicial and regulatory guidance. These changes, when they occur, affect accrued taxes and can be material to our operating results for any particular reporting period.

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

Financial derivative instruments expected to be highly effective hedges against changes in cash flows are designated as such upon entering into the agreement. At each reporting date, we reassess the effectiveness of the hedge to determine whether or not it can continue to use hedge accounting. Under hedge accounting, we record the increase or decrease in fair value of the derivative, net of tax impact, as other comprehensive income or losses. If the hedge is not determined to be a perfect hedge, yet still considered highly effective, we will calculate the ineffective portion and record the related change in its fair value as additional interest income or expense in the consolidated statements of operations. Amounts accumulated in other comprehensive income are generally reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Share-Based Compensation

Certain employees, advisors, officers and directors who contribute to our success participate in various stock option plans. In addition, certain financial institutions participate in a warrant plan. Stock options and warrants generally vest in equal increments over a three to five-year period and expire on the 10th anniversary following the date of grant.

We recognize share-based compensation expense related to employee stock option awards in net income based on the grant-date fair value over the requisite service period of the individual grants, which generally equals the vesting period. We account for stock options and warrants awarded to our advisors and financial institutions based on the fair value of the award at each interim reporting period. We record the increase in price of the option or warrant as commission expense during such period. If the value of our common stock increases over a given period, this accounting treatment results in additional commission expense.

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

The following table presents the weighted average assumptions used by us in calculating the fair value of our stock options and warrants with the Black-Scholes valuation model for the years ended December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008

Expected life (in years)	6.50	7.13	6.52
Expected stock price volatility	49.22%	51.35%	33.78%
Expected dividend yield	—	—	—
Annualized forfeiture rate	3.00%	4.35%	1.51%
Fair value of options	$17.43	$12.30	$9.96
Risk-free interest rate	2.70%	2.93%	2.73%

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. In the future, as we gain historical data for volatility of our stock and the actual term over which employees hold our options, expected volatility and the expected term may change, which could substantially change the grant-date fair value of future awards of stock options and, ultimately, compensation recorded on future grants. We estimate the expected term for our employee option awards using the simplified method in accordance with Staff Accounting Bulletin 110, Certain Assumptions Used in Valuation Methods, because we do not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. We estimate the expected term for stock options and warrants awarded to our advisors using the contractual term. Expected volatility is calculated based on companies of similar growth and maturity and our peer group in the industry in which we do business because we do not have sufficient historical volatility data. We will continue to use peer group volatility information until our historical volatility is relevant to measure expected volatility for future grants.

We have assumed an annualized forfeiture rate for our stock options and warrants based on a combined review of industry and employee turnover data, as well as an analytical review performed of historical pre-vesting forfeitures occurring over the previous year. We record additional expense if the actual forfeiture rate is lower than estimated and record a recovery of prior expense if the actual forfeiture is higher than estimated.

The expected life was based on our historical stock option activity. The risk-free interest rate was determined by reference to the United States Treasury rates with the remaining term approximating the expected life assumed at the date of grant.

Recent Accounting Pronouncements

Refer to Note 2 of our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

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

Changes in value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. We manage our trading inventory by product type. Our activities to facilitate client transactions generally involve mutual fund activities, including dividend reinvestments. The balances are based upon pending client activities which are monitored by our broker dealer support services department. Because these positions arise from pending client transactions, there are no specific trading or position limits. Positions held to meet clearing deposit requirements consist of U.S. government securities.
The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlement area within our broker dealer support services department. Our research department develops model portfolios that are used by advisors in developing client portfolios. We currently maintain 173 accounts based on model portfolios. At the time the portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum for a client. Account minimums vary by product and can range from $10,000 to $50,000 per model. We utilize these positions to track the performance of the research department. The limits on this activity are based at the inception of each new model.

At December 31, 2010, the fair value of our trading securities owned were $9.3 million. Securities sold but not yet purchased were $4.8 million at December 31, 2010. See Note 5 of our consolidated financial statements for information regarding the fair value of trading securities owned and securities sold but not yet purchased associated with our client facilitation activities. See Note 5 of our consolidated financial statements for information regarding the fair value of securities held to maturity.

We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.

We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trail commissions are paid and assets eligible for sponsor payments.

Interest Rate Risk

We are exposed to risk associated with changes in interest rates. As of December 31, 2010, all of the outstanding debt under our senior secured credit facilities, $1.4 billion, was subject to floating interest rate risk. To provide some protection against potential rate increases associated with our floating senior secured credit facilities, we have entered into derivative instruments in the form of interest rate swap agreements with Morgan Stanley Capital Services, Inc. covering a portion ($210.0 million) of our senior secured indebtedness. While the unhedged portion of our senior secured debt is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at December 31, 2010 (in thousands):

	Outstanding at	Annual Impact of an Interest Rate Increase of
	Variable Interest	10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans	Rates	Points	Points	Points	Points

2013 Term Loan (Hedged)(1)	$210,000	$—	$—	$—	$—
2013 Term Loan (Unhedged)(2)	104,739	104	259	518	1,035
2015 Term Loan (Unhedged)(3)	496,250	—	—	—	—
2017 Term Loan (Unhedged)(3)	575,650	—	—	—	—

Variable Rate Debt Outstanding	$1,386,639	$104	$259	$518	$1,035

3-month LIBOR(4)	0.30%	0.40%	0.55%	0.80%	1.30%

(1)	Represents the portion of our 2013 Term Loan that is hedged by interest rate swap agreements, which have been designated as cash flow hedges against specific payments due on the 2013

Term Loan. Accordingly, any interest rate differential is reflected in an adjustment to interest expense over the term of the interest rate swap agreements.

(2)	Represents the unhedged portion of our 2013 Term Loan outstanding at December 31, 2010.

(3)	The variable interest rate for our 2015 Term Loan and our 2017 Term Loan is based on the greater of the three-month LIBOR of 0.30% or 1.50%, plus an applicable interest rate margin.

(4)	Represents the three-month LIBOR rate at December 31, 2010.

We offer our advisors and their clients two primary cash sweep programs that are interest rate sensitive: our insured cash programs and money market sweep vehicles involving multiple money market fund providers. Our insured cash programs use multiple non-affiliated banks to provide up to $1.5 million ($3.0 million joint) of FDIC insurance for client deposits custodied at the banks. While clients earn interest for balances on deposit in the insured cash programs, we earn a fee. Our fees from the insured cash programs are based on prevailing interest rates in the current interest rate environment, but may be adjusted in an increasing or decreasing interest rate environment or for other reasons. Changes in interest rates and fees for the insured cash programs are monitored by our fee and rate setting committee (the “FRS committee”), which governs and approves any changes to our fees. By meeting promptly after interest rates change, or for other market or non-market reasons, the FRS committee balances financial risk of the insured cash programs with products that offer competitive client yields. However, as short-term interest rates hit lower levels, the FRS committee may be compelled to lower fees.

The average Federal Reserve effective federal funds rate for December 2010 was 0.18%. A downward change of 10 basis points in short-term interest rates, if accompanied by a commensurate change in fees for our insured cash programs, could result in a decrease of $12.2 million in income before taxes on an annual basis (assuming that client balances at December 31, 2010 remain unchanged). Assuming client balances at December 31, 2010 do not change, each 25 basis point increase in short-term interest rates between the current federal funds effective rate and 125 basis points, if accompanied by a commensurate change in fees for our insured cash programs, could result in an incremental increase of $14.9 million in income before taxes on an annual basis, after consideration of amounts paid to clients. Actual impacts may vary depending on interest rate levels, the significance of change, and the FRS committee’s strategy in responding to that change.

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

As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our loss on margin accounts is immaterial and did not exceed $0.1 million during the years ended December 31, 2010, 2009 and 2008. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

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

Risk Management

We have established various committees of the board of directors to manage the risks associated with our business. Our Audit Committee was established for the primary purpose of overseeing (i) the integrity of our consolidated financial statements, (ii) our compliance with legal and regulatory requirements that may impact our consolidated financial statements or financial operations, (iii) the independent auditor’s qualifications and independence and (iv) the performance of our independent auditor and internal audit function. Our Compensation Committee was established for the primary purpose of (i) overseeing our efforts to attract, retain and motivate members of our senior management team in partnership with the chief executive officer, (ii) to carry out the board’s overall responsibility relating to the determination of compensation for all executive officers, (iii) to oversee all other aspects of our compensation and human resource policies and (iv) to oversee our management resources, succession planning and management development activities. We also have established a Risk Oversight Committee comprised of a group of senior executives to oversee the management of our business risks.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

As of December 31, 2010, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2010 was effective.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LPL Investment Holdings Inc.
Boston, Massachusetts

We have audited the internal control over financial reporting of LPL Investment Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 9, 2011 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Costa Mesa, California
March 9, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Other than the information relating to our executive officers provided below, the information required to be furnished pursuant to this item is incorporated by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders.

The following table provides certain information about each of the Company’s current executive officers as of the date this Annual Report on Form 10-K has been filed with the SEC:

Name	Age	Position

Mark S. Casady	50	Chief Executive Officer and Chairman of the Board
Esther M. Stearns	50	President and Chief Operating Officer
Robert J. Moore	49	Chief Financial Officer and Treasurer
William E. Dwyer	53	Managing Director, President — National Sales and Marketing
Denise M. Abood	49	Managing Director, Human Capital
Dan H. Arnold	46	Managing Director and Divisional President, Financial Institution Services
Stephanie L. Brown	58	Managing Director, General Counsel and Secretary
Jonathan G. Eaton	52	Managing Director, Custom Clearing Services
Christopher F. Feeney	55	Managing Director, Chief Information Officer
Mark R. Helliker	47	Managing Director, Broker-Dealer Support Services
John J. McDermott	54	Managing Director, Chief Enterprise Risk Officer

Executive Officers

Mark S. Casady — Chief Executive Officer and Chairman of the Board

Mr. Casady is chairman of the board of directors and our chief executive officer. He joined us in May 2002 as chief operating officer, became our president in April 2003, and became our chief executive officer and chairman in December 2005. Before joining our firm, Mr. Casady was managing director, mutual fund group for Deutsche Asset Management, Americas — formerly Scudder Investments. He joined Scudder in 1994 and held roles as managing director — Americas; head of global mutual fund group and head of defined contribution services. He was also a member of the Scudder, Stevens and Clark Board of Directors and Management Committee. He is former chairman and a current board member of the Insured Retirement Institute and serves on FINRA’s board of governors. Mr. Casady received his B.S. from Indiana University and his M.B.A. from DePaul University.

Esther M. Stearns — President and Chief Operating Officer

Ms. Stearns has been our president since March 2007 and our chief operating officer since September 2004. She joined us in July 1996 as chief information officer. Today, Ms. Stearns is responsible for oversight of our Broker-Dealer Support Services, Business Technology Services and Custom Clearing Services business units, in addition to several Corporate Shared Services areas, such as Corporate Communication, Human Capital, Strategic Planning and Sponsor Relations. Prior to joining us, she was vice president of information systems at Charles Schwab & Co., Inc., where she worked for 14 years in a variety of leadership roles. She received her B.A. from the University of Chicago.

Robert J. Moore — Chief Financial Officer and Treasurer

Mr. Moore joined us in September 2008 as chief financial officer. He is responsible for formulating financial policy and planning as well as ensuring the effectiveness of the financial functions within our firm. He also has oversight of our research and risk management functions. From 2006-2008, Mr. Moore served as chief executive officer and chief financial officer at ABN AMRO North America and LaSalle Bank Corporation. Before this role, Mr. Moore worked for Diageo PLC, Europe and Great Britain, in a number of finance management positions, ultimately serving as chief financial officer. Mr. Moore serves as an independent board member for Legal and General Investment Management America. He holds a B.B.A. in finance from the University of Texas, Austin and a M.M. in finance, marketing and international business from Northwestern University and is a Chartered Financial Analyst (CFA).

William E. Dwyer — Managing Director, President — National Sales and Marketing

Mr. Dwyer has served as managing director, president — National Sales and Marketing since September 2009. He joined us in July 1992 and became managing director, branch development in January 2004, managing director, national sales in July 2005, and managing director, president of Independent Advisor Services in February 2007. Mr. Dwyer is responsible for the management, satisfaction, retention and recruitment of our advisors. Mr. Dwyer serves as vice chair of the Financial Services Institute Board of Directors. He is also a member of the boards of directors of the Securities Industry and Financial Markets Association and serves on its Private Client Services Executive Committee. He received his B.A. from Boston College.

Denise M. Abood — Managing Director, Human Capital

Ms. Abood has served as managing director since January 2008 and the leader of our Human Capital group since January 2007. In this role, she is responsible for several functions critical to our firm, including organizational development and training, human resources, employee recruiting, compensation and benefits, real estate and facilities, payroll and mail services. Ms. Abood was formerly chief financial officer for UVEST (prior to our acquisition of UVEST) where she also led the UVEST Mortgage Company. Prior to joining UVEST, from 1998-2002, she held two roles at Wachovia Bank, initially as the chief financial officer for capital markets services and then as head of the technology business office. Ms. Abood holds a B.B.A. from Wittenberg University.

Dan H. Arnold — Managing Director and Divisional President, Financial Institution Services

Mr. Arnold serves as managing director and divisional president of our Institution Services business since June 2007. He is responsible for new business development and business consulting, as well as for Insurance Associates Incorporated, which provides insurance solutions for our firm. Mr. Arnold joined our firm in January 2007 following our acquisition of UVEST. Prior to joining us, Mr. Arnold worked at UVEST for 13 years, serving most recently as president and chief operating officer. Mr. Arnold is a graduate of Auburn University and holds an M.B.A. in finance from Georgia State University.

Stephanie L. Brown — Managing Director, General Counsel and Secretary

Ms. Brown joined us in August 1989 and has been responsible for the Legal Department throughout her tenure. From 1989 to 2004, Ms. Brown was also responsible for our Compliance organization. Ms. Brown is currently serving as a member of FINRA’s National Adjudicatory Council’s Statutory Disqualification Committee and also as a member of FINRA’s Independent Broker/Dealer and Membership Committees, the SIFMA Private Client Legal Committee, and the IRI Government Relations Committee. Ms Brown is also a member representative of the Financial Services Roundtable as well as a member of the Financial Services Roundtable’s Lawyers’ Council, the Regulatory Oversight Committee, and the Securities Working Group. Prior to joining us, Ms. Brown was an associate attorney with the law firm of Kelley Drye & Warren in Washington, D.C., specializing in corporate and securities law. Ms. Brown received her B.A. cum laude from Bryn Mawr College and her J.D. from the Catholic University of America.

Jonathan G. Eaton — Managing Director, Custom Clearing Services

Mr. Eaton joined us in June 1997 and became managing director, Custom Clearing Services in January 2008. He is also responsible for our Sponsor Relations Group and The Private Trust Company, N.A. Prior to this position, Mr. Eaton served as our executive vice president of product marketing. Before joining us, Mr. Eaton spent 14 years at MFS Investment Management. His positions at MFS included national account management, corporate marketing, product development, and market research. Mr. Eaton attended the University of Maine.

Christopher F. Feeney — Managing Director, Chief Information Officer

Mr. Feeney joined us in January 2008 as chief information officer and managing director for the Business Technology Services business unit. Mr. Feeney is responsible for enhancing the technology offerings and support we provide to our advisors and their clients. From 2005-2007, Mr. Feeney was global managing director of wealth management at Thomson Financial. Mr. Feeney was chief executive officer of Telerate, Inc., from July 2003 until its sale to Reuters in December 2004. He holds a B.A. in literature from the State University of New York, Oneonta, and completed the Securities Industry Institute at the Wharton School.

Mark R. Helliker — Managing Director, Broker-Dealer Support Services

Mr. Helliker joined us in July 2008 as managing director of Broker-Dealer Support Services. He is responsible for the day-to-day management of operations for advisors and new-advisor transitions, as well as for enhancing the financial professional experience. Prior to joining us, Mr. Helliker worked at Charles Schwab for 10 years, most recently as senior vice president of Charles Schwab Institutional. Mr. Helliker has a B.A. in political science from the University of Portsmouth in England and an M.B.A. in management from San Diego State University.

John J. McDermott — Managing Director, Chief Enterprise Risk Officer

Mr. McDermott joined us in July 2009 as managing director and chief risk officer. In this role, he is focused on optimizing resources dedicated to risk and compliance across our firm, building consistency, and continuing to strengthen all teams with a holistic and strategic approach. Prior to joining us, Mr. McDermott worked for 35 years at Merrill Lynch, where he held a series of leadership roles including global head of compliance and internal audit. Mr. McDermott has a B.A. from Wesleyan University and a J.D. from Rutgers University.

Items	11, 12, 13 and 14.

The information required by Items 11, 12, 13, and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Consolidated Financial Statements

Our consolidated financial statements appearing on pages F-1 through F-35 are incorporated herein by reference.

(b) Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of LPL Investment Holdings Inc., dated November 23, 2010. (1)
3.2	Second Amended and Restated Bylaws of LPL Investment Holdings Inc. (2)
4.1	Stockholders’ Agreement, dated as of December 28, 2005, among LPL Investment Holdings Inc., LPL Holdings, Inc. and other stockholders party thereto. (3)
4.2	First Amendment to Stockholders’ Agreement dated December 28, 2005, among LPL Investment Holdings Inc., LPL Holdings, Inc. and other stockholders party thereto, dated November 23, 2010.*
4.3	Stockholders’ Agreement among the Company and Hellman & Friedman Capital Partners IV, L.Pl, Hellman & Friedman Capital Partners V (Parallel), L.P., Hellman & Friedman Capital Associates V, L.P. and TPG Partners IV, L.P., dated November 23, 2010.*
4.4	Fifth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan. (4)
4.5	Management Stockholders’ Agreement among the Company, Stephanie L. Brown, Mark S. Casady, William E. Dwyer III, Robert J. Moore, and Esther M. Stearns, dated November 23, 2010.*
10.1	2005 Stock Option Plan for Incentive Stock Options. (5)
10.2	2005 Stock Option Plan for Non-Qualified Stock Options. (5)
10.3	Amended and Restated Executive Employment Agreement among Mark S. Casady, the Company, LPL Holdings, Inc. and LPL Financial Corporation, dated July 23, 2010. (2)
10.4	Amended and Restated Executive Employment Agreement among Esther M. Stearns, the Company, LPL Holdings, Inc. and LPL Financial Corporation, dated July 23, 2010. (2)
10.5	Amended and Restated Executive Employment Agreement among William E. Dwyer III, the Company, LPL Holdings, Inc. and LPL Financial Corporation, dated July 23, 2010. (2)
10.6	Executive Employment Agreement between Dan H. Arnold and UVEST Financial Services Group Inc. dated January 2, 2007. (6)
10.7	Amendment dated September 28, 2009 to the Executive Employment Agreement between Dan H. Arnold and UVEST Financial Services Group Inc. dated January 2, 2007. (6)
10.8	Amended and Restated Executive Employment Agreement among Stephanie L. Brown, the Company, LPL Holdings, Inc. and LPL Financial Corporation dated July 23, 2010. (2)
10.9	Executive Employment Agreement between Jonathan G. Eaton and LPL Holdings Inc., dated December 28, 2005. (5)
10.10	Executive Employment Agreement among Robert J. Moore, the Company, LPL Holdings, Inc. and LPL Financial Corporation, dated July 23, 2010. (2)
10.11	Form of Indemnification Agreement. (1)
10.12	LPL Investment Holdings Inc. 2008 Stock Option Plan. (7)
10.13	Form of LPL Investment Holdings Inc. Stock Option Agreement. (6)
10.14	LPL Investment Holdings Inc. 2008 Nonqualified Deferred Compensation Plan. (8)
10.15	LPL Investment Holdings Inc. Advisor Incentive Plan. (9)
10.16	LPL Investment Holdings Inc. Financial Institution Incentive Plan. (6)
10.17	LPL Investment Holdings Inc. and Affiliates Corporate Executive Bonus Plan. (10)

Exhibit No.	Description of Exhibit

10.18	Thomson Transaction Services Master Subscription Agreement dated as of January 5, 2009 between LPL Financial Corporation and Thomson Financial LLC. (11)†
10.19	Third Amended and Restated Credit Agreement, dated as of May 24, 2010, by and among LPL Investment Holdings, Inc., LPL Holdings, Inc., the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Morgan Stanley & Co., as Collateral Agent. (12)
10.20	LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (1)
10.21	Form of Senior Executive Stock Option Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (13)
10.22	Form of Senior Management Stock Option Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (13)
10.23	LPL Financial LLC Executive Severance Plan, effective as of November 23, 2010.*
10.24	Relocation Bonus Agreement between Mark R. Helliker and LPL Financial LLC, dated January 25, 2011.*
21.1	List of Subsidiaries of LPL Investment Holdings Inc.*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010.

(2)	Incorporated by reference to current report on Form 8-K filed on July 23, 2010.

(3)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10 filed on July 10, 2007.

(4)	Incorporated by reference to the Form 8-K filed on December 18, 2008.

(5)	Incorporated by reference to the Registration Statement on Form 10 filed on April 30, 2007.

(6)	Incorporated by reference to the Registration Statement on Form S-1 filed on June 4, 2010.

(7)	Incorporated by reference to the Form 8-K filed on February 21, 2008.

(8)	Incorporated by reference to the Form 8-K filed on November 25, 2008.

(9)	Incorporated by reference to the Form S-8 on June 5, 2008.

(10)	Incorporated by reference to the Schedule 14A filed on April 27, 2010.

(11)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on June 22, 2010.

(12)	Incorporated by reference to the Form 8-K filed on May 28, 2010.

(13)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed on November 3, 2010.

SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LPL Investment Holdings Inc.

By:	/s/ Mark S. Casady
Mark S. Casady
Chief Executive Officer and Chairman

Dated: March 9, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Casady Mark S. Casady	Chief Executive Officer and Chairman	March 9, 2011

/s/ Robert J. Moore Robert J. Moore	Chief Financial Officer	March 9, 2011

/s/ Thomas D. Lux Thomas D. Lux	Chief Accounting Officer	March 9, 2011

/s/ Richard W. Boyce Richard W. Boyce	Director	March 9, 2011

/s/ John J. Brennan John J. Brennan	Director	March 9, 2011

/s/ James S. Putnam James S. Putnam	Director, Vice-Chairman	March 9, 2011

/s/ Erik D. Ragatz Erik D. Ragatz	Director	March 9, 2011

/s/ James S. Riepe James S. Riepe	Director	March 9, 2011

/s/ Richard P. Schifter Richard P. Schifter	Director	March 9, 2011

Signature	Title	Date

/s/ Jeffrey E. Stiefler Jeffrey E. Stiefler	Director	March 9, 2011

/s/ Allen R. Thorpe Allen R. Thorpe	Director	March 9, 2011

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of LPL Investment Holdings Inc., dated November 23, 2010. (1)
3.2	Second Amended and Restated Bylaws of LPL Investment Holdings Inc. (2)
4.1	Stockholders’ Agreement, dated as of December 28, 2005, among LPL Investment Holdings Inc., LPL Holdings, Inc. and other stockholders party thereto. (3)
4.2	First Amendment to Stockholders’ Agreement dated December 28, 2005, among LPL Investment Holdings Inc., LPL Holdings, Inc. and other stockholders party thereto, dated November 23, 2010.*
4.3	Stockholders’ Agreement among the Company and Hellman & Friedman Capital Partners IV, L.Pl, Hellman & Friedman Capital Partners V (Parallel), L.P., Hellman & Friedman Capital Associates V, L.P. and TPG Partners IV, L.P., dated November 23, 2010.*
4.4	Fifth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan. (4)
4.5	Management Stockholders’ Agreement among the Company, Stephanie L. Brown, Mark S. Casady, William E. Dwyer III, Robert J. Moore, and Esther M. Stearns, dated November 23, 2010.*
10.1	2005 Stock Option Plan for Incentive Stock Options. (5)
10.2	2005 Stock Option Plan for Non-Qualified Stock Options. (5)
10.3	Amended and Restated Executive Employment Agreement among Mark S. Casady, the Company, LPL Holdings, Inc. and LPL Financial Corporation, dated July 23, 2010. (2)
10.4	Amended and Restated Executive Employment Agreement among Esther M. Stearns, the Company, LPL Holdings, Inc. and LPL Financial Corporation, dated July 23, 2010. (2)
10.5	Amended and Restated Executive Employment Agreement among William E. Dwyer III, the Company, LPL Holdings, Inc. and LPL Financial Corporation, dated July 23, 2010. (2)
10.6	Executive Employment Agreement between Dan H. Arnold and UVEST Financial Services Group Inc. dated January 2, 2007. (6)
10.7	Amendment dated September 28, 2009 to the Executive Employment Agreement between Dan H. Arnold and UVEST Financial Services Group Inc. dated January 2, 2007. (6)
10.8	Amended and Restated Executive Employment Agreement among Stephanie L. Brown, the Company, LPL Holdings, Inc. and LPL Financial Corporation dated July 23, 2010. (2)
10.9	Executive Employment Agreement between Jonathan G. Eaton and LPL Holdings Inc., dated December 28, 2005. (5)
10.10	Executive Employment Agreement among Robert J. Moore, the Company, LPL Holdings, Inc. and LPL Financial Corporation, dated July 23, 2010. (2)
10.11	Form of Indemnification Agreement. (1)
10.12	LPL Investment Holdings Inc. 2008 Stock Option Plan. (7)
10.13	Form of LPL Investment Holdings Inc. Stock Option Agreement. (6)
10.14	LPL Investment Holdings Inc. 2008 Nonqualified Deferred Compensation Plan. (8)
10.15	LPL Investment Holdings Inc. Advisor Incentive Plan. (9)
10.16	LPL Investment Holdings Inc. Financial Institution Incentive Plan. (6)
10.17	LPL Investment Holdings Inc. and Affiliates Corporate Executive Bonus Plan. (10)
10.18	Thomson Transaction Services Master Subscription Agreement dated as of January 5, 2009 between LPL Financial Corporation and Thomson Financial LLC. (11)†
10.19	Third Amended and Restated Credit Agreement, dated as of May 24, 2010, by and among LPL Investment Holdings, Inc., LPL Holdings, Inc., the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Morgan Stanley & Co., as Collateral Agent. (12)
10.20	LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (1)
10.21	Form of Senior Executive Stock Option Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (13)

Exhibit No.	Description of Exhibit

10.22	Form of Senior Management Stock Option Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (13)
10.23	LPL Financial LLC Executive Severance Plan, effective as of November 23, 2010.*
10.24	Relocation Bonus Agreement between Mark R. Helliker and LPL Financial LLC, dated January 25, 2011.*
21.1	List of Subsidiaries of LPL Investment Holdings Inc.*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010.

(2)	Incorporated by reference to current report on Form 8-K filed on July 23, 2010.

(3)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10 filed on July 10, 2007.

(4)	Incorporated by reference to the Form 8-K filed on December 18, 2008.

(5)	Incorporated by reference to the Registration Statement on Form 10 filed on April 30, 2007.

(6)	Incorporated by reference to the Registration Statement on Form S-1 filed on June 4, 2010.

(7)	Incorporated by reference to the Form 8-K filed on February 21, 2008.

(8)	Incorporated by reference to the Form 8-K filed on November 25, 2008.

(9)	Incorporated by reference to the Form S-8 on June 5, 2008.

(10)	Incorporated by reference to the Schedule 14A filed on April 27, 2010.

(11)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on June 22, 2010.

(12)	Incorporated by reference to the Form 8-K filed on May 28, 2010.

(13)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed on November 3, 2010.

LPL INVESTMENT HOLDINGS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of LPL Investment Holdings Inc. are included in response to Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LPL Investment Holdings Inc.
Boston, Massachusetts

We have audited the accompanying consolidated statements of financial condition of LPL Investment Holdings Inc., and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LPL Investment Holdings Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Costa Mesa, California
March 9, 2011

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

For the Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands, except per share data)

	2010	2009	2008

REVENUES:
Commissions	$1,620,811	$1,477,655	$1,640,218
Advisory fees	860,227	704,139	830,555
Asset-based fees	317,505	272,893	352,293
Transaction and other fees	274,148	255,574	240,486
Interest income, net of interest expense	19,807	20,545	33,684
Other	20,988	18,699	19,113

Total net revenues	3,113,486	2,749,505	3,116,349

EXPENSES:
Commissions and advisory fees	2,362,910	1,872,478	2,132,050
Compensation and benefits	308,656	270,436	343,171
Depreciation and amortization	86,037	108,296	100,462
Promotional	69,191	61,451	99,707
Occupancy and equipment	50,159	50,475	58,752
Professional services	39,521	38,071	31,492
Brokerage, clearing and exchange	34,625	32,101	30,998
Communications and data processing	34,372	36,194	39,967
Regulatory fees and expenses	26,143	23,217	21,747
Restructuring charges	13,922	58,695	14,966
Travel and entertainment	13,629	9,008	14,782
Other	34,826	15,294	17,558

Total operating expenses	3,073,991	2,575,716	2,905,652
Interest expense from senior credit facilities, subordinated notes and revolving line of credit	90,407	100,922	115,558
Loss on extinguishment of debt	37,979	—	—
(Gain) loss on equity method investment	(42)	300	2,374

Total expenses	3,202,335	2,676,938	3,023,584

(LOSS) INCOME BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES	(88,849)	72,567	92,765
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(31,987)	25,047	47,269

NET (LOSS) INCOME	$(56,862)	$47,520	$45,496

(LOSS) EARNINGS PER SHARE (Note 16):
Basic	$(0.64)	$0.54	$0.53
Diluted	$(0.64)	$0.47	$0.45

See notes to consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

As of December 31, 2010 and 2009
(Dollars in thousands, except par value)

	2010	2009

ASSETS
Cash and cash equivalents	$419,208	$378,594
Cash and securities segregated under federal and other regulations	373,634	288,608
Receivables from:
Clients, net of allowance of $655 at December 31, 2010 and $792 at December 31, 2009	271,051	257,529
Product sponsors, broker-dealers and clearing organizations	203,332	171,900
Others, net of allowances of $6,796 at December 31, 2010 and $6,159 at December 31, 2009	169,391	139,317
Securities owned:
Trading	9,259	15,361
Held-to-maturity	9,563	10,454
Securities borrowed	8,391	4,950
Income taxes receivable	144,041	—
Fixed assets, net of accumulated depreciation and amortization of $276,501 at December 31, 2010 and $239,868 at December 31, 2009	78,671	101,584
Debt issuance costs, net of accumulated amortization of $14,106 at December 31, 2010 and $15,724 at December 31, 2009	23,711	16,542
Goodwill	1,293,366	1,293,366
Intangible assets, net of accumulated amortization of $172,726 at December 31, 2010 and $136,177 at December 31, 2009	560,077	597,083
Other assets	82,472	61,648

Total assets	$3,646,167	$3,336,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Drafts payable	$182,489	$125,767
Payables to clients	383,289	493,943
Payables to broker-dealers and clearing organizations	39,070	18,217
Accrued commissions and advisory fees payable	130,408	110,040
Accounts payable and accrued liabilities	154,586	129,898
Income taxes payable	—	24,226
Unearned revenue	53,618	45,844
Interest rate swaps	7,281	17,292
Securities sold but not yet purchased — at fair value	4,821	4,003
Senior credit facilities and subordinated notes	1,386,639	1,369,223
Deferred income taxes — net	130,211	147,608

Total liabilities	2,472,412	2,486,061

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 108,714,757 shares issued and outstanding at December 31, 2010, and 94,214,762 shares issued and outstanding at December 31, 2009 of which 7,423,973 are restricted	109	87
Additional paid-in capital	1,051,722	679,277
Stockholder loans	—	(499)
Accumulated other comprehensive loss	(4,496)	(11,272)
Retained earnings	126,420	183,282

Total stockholders’ equity	1,173,755	850,875

Total liabilities and stockholders’ equity	$3,646,167	$3,336,936

See notes to consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Stockholder	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loans	Loss	Earnings	Equity

BALANCE — December 31, 2007	86,250	$86	$664,568	$(1,242)	$(6,512)	$90,266	$747,166

Comprehensive income:
Net income						45,496	45,496
Unrealized loss on interest rate swaps, net of tax benefit of $5,596					(8,986)		(8,986)

Total comprehensive income							36,510
Stockholder loans				306			306
Excess tax benefits from stock options exercised			668				668
Exercise of stock options	286	1	585				586
Share-based compensation			4,859				4,859
Issuance of restricted stock awards	7,424
Issuance of common stock	144		4,000				4,000
Repurchase of common stock	(136)		(3,783)				(3,783)

BALANCE — December 31, 2008	93,968	$87	$670,897	$(936)	$(15,498)	$135,762	$790,312

Comprehensive income:
Net income						47,520	47,520
Unrealized gain on interest rate swaps, net of tax expense of $3,899					4,226		4,226

Total comprehensive income							51,746
Stockholder loans				437			437
Exercise of stock options	257		290				290
Excess tax benefits from stock options exercised			147				147
Share-based compensation			8,124				8,124
Repurchase of common stock	(10)		(181)				(181)

BALANCE — December 31, 2009	94,215	$87	$679,277	$(499)	$(11,272)	$183,282	$850,875

Comprehensive loss:
Net loss						(56,862)	(56,862)
Unrealized gain on interest rate swaps, net of tax expense of $3,235					6,776		6,776

Total comprehensive loss							(50,086)
Stockholder loans				499			499
Revocation of restricted stock awards	(25)
Exercise of stock options and warrants	13,039	13	88				101
Release on the restriction of stock awards		7	221,975				221,982
Excess tax benefits from share-based compensation			93,445				93,445
Share-based compensation			15,137				15,137
Issuance of common stock	1,486	2	41,800				41,802

BALANCE — December 31, 2010	108,715	$109	$1,051,722	$—	$(4,496)	$126,420	$1,173,755

See notes to consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(56,862)	$47,520	$45,496
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Noncash items:
Benefits received from retention plans	—	—	4,347
Depreciation and amortization	86,037	108,296	100,462
Amortization of debt issuance costs	4,896	3,757	3,742
Impairment of fixed assets	840	1,288	—
Loss on disposal of fixed assets	160	329	47
Share-based compensation	237,119	8,124	4,859
Excess tax benefits related to share-based compensation	(93,445)	(147)	(668)
Provision for bad debts	1,621	3,319	3,471
Deferred income tax provision	(21,619)	(41,460)	(26,138)
Loss on extinguishment of debt	37,979	—	—
(Gain) loss on equity method investment	(42)	300	2,374
Impairment of intangible assets	—	18,636	—
Lease abandonment	5,383	6,612	—
Loan forgiveness	4,359	2,072	—
Other	(118)	(647)	1,815
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	(85,026)	52,967	(145,764)
Receivables from clients	(13,522)	38,268	114,833
Receivables from product sponsors, broker-dealers and clearing organizations	(31,432)	59,500	(71,247)
Receivables from others	(35,546)	(50,937)	423
Securities owned	6,297	(3,832)	2,542
Securities borrowed	(3,441)	(4,346)	8,434
Other assets	(3,877)	(8,061)	(6,687)
Drafts payable	56,722	(28,664)	27,287
Payables to clients	(110,654)	30,932	56,334
Payables to broker-dealers and clearing organizations	20,853	(3,517)	(26,191)
Accrued commissions and advisory fees payable	20,368	9,713	(26,257)
Accounts payable and accrued liabilities	15,279	(236)	26,628
Income taxes receivable/payable	(73,835)	12,092	2,301
Unearned revenue	7,774	9,186	(4,239)
Securities sold but not yet purchased	818	93	(8,927)

Net cash (used in) provided by operating activities	(22,914)	271,157	89,277

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,095)	(8,313)	(62,812)
Proceeds from disposal of fixed assets	—	200	—
Purchase of securities classified as held-to-maturity	(5,392)	(3,746)	(7,732)

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows — (Continued)
(Dollars in thousands)

	2010	2009	2008

Proceeds from maturity of securities classified as held-to-maturity	6,200	3,700	7,600
Proceeds from the sale of equity investment	—	31	—
Deposits of restricted cash	(24,121)	(12,759)	—
Release of restricted cash	7,216	7,163	—
Acquisitions, net of existing cash balance	—	—	(13,258)

Net cash used in investing activities	(39,192)	(13,724)	(76,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayment of) proceeds from revolving line of credit	—	(90,000)	25,000
Repayment of senior credit facilities	(12,584)	(8,424)	(8,424)
Proceeds from senior credit facilities	566,700	—	—
Redemption of subordinated notes	(579,563)	—	—
Payment of debt amendment costs	(7,181)	(372)	—
Excess tax benefits related to share-based compensation	93,445	147	668
Repayment of stockholder loans	—	462	114
Proceeds from stock options and warrants exercised	101	290	586
Issuance of common stock	41,802	—	4,000
Repurchase of common stock	—	(181)	(3,783)

Net cash provided by (used in) financing activities	102,720	(98,078)	18,161

NET INCREASE IN CASH AND CASH EQUIVALENTS	40,614	159,355	31,236
CASH AND CASH EQUIVALENTS — Beginning of year	378,594	219,239	188,003

CASH AND CASH EQUIVALENTS — End of year	$419,208	$378,594	$219,239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$92,888	$101,128	$116,581

Income taxes paid	$63,387	$54,919	$71,487

NONCASH DISCLOSURES:
Capital expenditures purchased through short-term credit	$4,023	$2,640	$1,294

Increase (decrease) in unrealized gain (loss) on interest rate swaps, net of tax expense (benefit)	$6,776	$4,226	$(8,986)

Discount on proceeds from senior credit facilities recorded as debt issuance costs	$13,300	$—	$—

Acquisitions:
Fair value of assets acquired			$17,556
Cash paid for common stock acquired			—
Additional consideration for post-closing payments			(13,258)
Common stock issued for acquisitions			—

Liabilities assumed			$4,298

See notes to consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Organization and Description of the Company

LPL Investment Holdings Inc. (“LPLIH”), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the “Company”) provides an integrated platform of proprietary technology, brokerage and investment advisory services to independent financial advisors and financial advisors at financial institutions (collectively “advisors”) in the United States of America. Through its proprietary technology, custody and clearing platforms, the Company provides access to diversified financial products and services enabling its advisors to offer independent financial advice and brokerage services to retail investors (their “clients”).

On December 28, 2005, LPL Holdings, Inc. (“LPLH”), and its subsidiaries were acquired through a merger transaction with BD Acquisition Inc., a wholly owned subsidiary of LPLIH (previously named BD Investment Holdings, Inc.). LPLIH was formed by investment funds affiliated with TPG Capital and Hellman & Friedman LLC (collectively, the “Majority Holders”). The acquisition was accomplished through the merger of BD Acquisition Inc. with and into LPLH, with LPLH being the surviving entity (the “Acquisition”). The Acquisition was financed by a combination of borrowings under the Company’s senior credit facilities, the issuance of senior unsecured subordinated notes and direct and indirect equity investments from the Majority Holders, co-investors, management and the Company’s advisors.

Description of Our Subsidiaries — LPLH, a Massachusetts holding corporation, owns 100% of the issued and outstanding common stock of LPL Financial LLC (“LPL Financial”), UVEST Financial Services Group, Inc. (“UVEST”), LPL Independent Advisor Services Group LLC (“IASG”), Independent Advisers Group Corporation (“IAG”) and LPL Insurance Associates, Inc. (“LPLIA”). LPLH is also the majority stockholder in PTC Holdings, Inc. (“PTCH”), and owns 100% of the issued and outstanding voting common stock. As required by the Office of the Comptroller of the Currency, members of the Board of Directors of PTCH own shares of nonvoting common stock in PTCH.

LPL Financial, headquartered in Boston, San Diego and Charlotte, is a clearing broker-dealer and an investment adviser that principally transacts business as an agent for its advisors and financial institutions on behalf of their clients in a broad array of financial products and services. LPL Financial is licensed to operate in all 50 states, Washington D.C. and Puerto Rico.

UVEST, headquartered in Charlotte, is an introducing broker-dealer and investment adviser that provides independent, nonproprietary third-party brokerage and advisory services to banks, credit unions and other financial institutions. UVEST is licensed to operate in all 50 states and Washington D.C.

IASG is a holding company for Mutual Service Corporation (“MSC”), Associated Financial Group, Inc. (“AFG”), Associated Securities Corp., Inc. (“Associated”), Associated Planners Investment Advisory, Inc. (“APIA”) and Waterstone Financial Group, Inc. (“WFG”) (together, the “Affiliated Entities”). On July 10, 2009, the Company committed to a corporate restructuring plan to consolidate the operations of the Affiliated Entities with those of LPL Financial. Prior to the consolidation of operations, the Affiliated Entities engaged primarily in introducing brokerage and advisory transactions to unaffiliated third-party clearing broker-dealers. The Affiliated Entities ceased operations as active broker-dealers on September 14, 2009 and the securities licenses of advisors associated with the Affiliated Entities who elected to transfer, as well as their respective client accounts which had previously cleared through a third-party platform, were transferred to the LPL Financial clearing platform. Following the completion of these transfer activities, advisors and client accounts previously associated with the Affiliated Entities are associated with LPL Financial. The Affiliated Entities had no active employees, advisors or client accounts as of December 31, 2010. Associated and WFG have withdrawn their registration with the Financial Industry Regulatory Authority’s (“FINRA”) effective February 5, 2011, and MSC expects to withdraw its registrations with FINRA and has maintained

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

sufficient capital to carry out any remaining activities during the interim. See Note 3 for further discussion.

IAG is a registered investment adviser which offers an investment advisory platform for clients of advisors working for other financial institutions.

LPLIA operates as a brokerage general agency, which offers life, long-term care and disability insurance sales and services.

PTCH is a holding company for The Private Trust Company, N.A. (“PTC”). PTC is chartered as a non-depository limited purpose national bank, providing a wide range of trust, investment management oversight and custodial services for estates and families. PTC also provides Individual Retirement Account custodial services for LPL Financial.

2.	Summary of Significant Accounting Policies

Basis of Presentation — These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, intangible assets, allowance for doubtful accounts, valuation of stock compensation, accruals for liabilities, income taxes, revenue and expense accruals, and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ materially from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements. Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current period presentation. The Company has evaluated subsequent events up to and including the date these consolidated financial statements were issued.

Consolidation — These consolidated financial statements include the accounts of LPLIH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method.

Revenue Recognition Policies:

Commission — The Company records commissions received from mutual funds, annuity, insurance, equity, fixed income, direct investment, option and commodity transactions on a trade-date basis. Commissions also include mutual fund and variable annuity trails, which are recognized as earned. Due to the significant volume of mutual fund and variable annuity purchases and sales transacted by advisors directly with product manufacturers, management estimates its trail revenues and upfront commission for each accounting period for which the proceeds have not yet been received. These estimates are based on a number of factors, primarily on market levels and the volume of similar transactions in prior periods. The amount of such accruals are shown as commissions receivable from product sponsors and others (see Note 7) included in the caption, receivables from product sponsors, broker-dealers and clearing organizations in the consolidated statements of financial condition. The Company also records commissions payable based upon standard payout ratios for each product as it accrues for commission revenue.

Advisory and Asset-Based Fees — The Company charges investment advisory fees based on an advisor’s portfolio value, generally at the beginning of each quarter. Advisory fees collected in advance are recorded as unearned revenue and are recognized ratably over the period in which such fees are earned. Advisory fees collected in arrears are recorded as earned. Asset-based fees are comprised of fees from cash sweep programs, financial product manufacturer sponsorship programs,

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and omnibus processing and networking services and are recorded and recognized ratably over the period in which services are provided.

Certain advisors conduct their advisory business through separate entities by establishing their own Registered Investment Advisor (“RIA”) pursuant to the Investment Advisers Act of 1940, rather than using the Company’s corporate registered RIA. These stand-alone RIAs engage the Company for technology, clearing, regulatory and custody services, as well as access to the Company’s investment advisory platforms. The fee-based production generated by the stand-alone RIA is earned by the advisor, and accordingly not included in the Company’s advisory fee revenue. The Company charges fees to stand-alone RIAs including administrative fees based on the value of assets within these advisory accounts. Such fees are included within asset-based fees and transaction and other fees on the consolidated statements of operations, as described below.

Transaction and Other Fees — The Company charges transaction fees for executing noncommissionable transactions in client accounts. Transaction related charges are recognized on a trade-date basis. Other fees relate to services provided and other account charges generally outlined in the Company’s agreements with its clients, advisors and financial institutions. Such fees are recognized as services are performed or as earned, as applicable. In addition, the Company offers various software-related products, for which fees are charged on a subscription basis and are recognized over the subscription period.

Interest Income, Net of Interest Expense — The Company earns interest income from its cash equivalents and client margin balances, less interest expense on related transactions. Because interest expense incurred in connection with cash equivalents and client margin balances is completely offset by revenue on related transactions, the Company considers such interest to be an operating expense. Interest expense from operations for the years ended December 31, 2010, 2009 and 2008 did not exceed $1.0 million in any fiscal year presented.

Compensation and Benefits — The Company records compensation and benefits for all cash and deferred compensation, benefits and related taxes as earned by its employees. Compensation and benefits expense also includes fees earned by temporary employees and contractors who perform similar services to those performed by the Company’s employees, primarily software development and project management activities. Temporary employee and contractor services of $21.8 million, $18.0 million, and $36.9 million were incurred during the years ended December 31, 2010, 2009, and 2008, respectively.

Share-Based Compensation — The Company recognizes share-based compensation expense related to employee stock option awards based on the grant-date fair value over the requisite service period of the individual grants, which generally equals the vesting period. The Company accounts for stock options and warrants awarded to its advisors and financial institutions based on the fair value of the award at each interim reporting period.

Income Taxes — In preparing the consolidated financial statements, the Company estimates income tax expense based on various jurisdictions where it conducts business. The Company must then assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established to the extent that it is more-likely-than-not that such deferred tax assets will not be realized. When the Company establishes a valuation allowance or modifies the existing allowance in a certain reporting period, the Company generally records a corresponding increase or decrease to tax expense in the consolidated statements of operations. Management makes significant judgments in determining the provision for income taxes, the deferred tax assets and liabilities, and any valuation allowances recorded against the deferred tax asset. Changes in the estimate of these taxes occur periodically due to changes in the tax rates, changes in the business operations, implementation of

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

tax planning strategies, resolution with taxing authorities of issues where the Company had previously taken certain tax positions and newly enacted statutory, judicial and regulatory guidance. These changes could have a material effect on the Company’s consolidated statements of financial condition, operations or cash flows in the period or periods in which they occur.

The Company recognizes the tax effects of a position in the financial statements only if it is more-likely-than-not to be sustained based solely on its technical merits, otherwise no benefits of the position are to be recognized. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. Moreover, each tax position meeting the recognition threshold is required to be measured as the largest amount that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. See Note 11 for additional detail regarding the Company’s uncertain tax positions.

Employee Health Care Self-Insurance — The Company is partially self-insured for benefits paid under employee healthcare programs. Self-insurance estimates are determined with the assistance of insurance actuaries, based on historical experience and trends related to claims and payments, information provided by the insurance broker, and industry experience. The Company has coverage for excess losses on either an individual or an aggregate case basis. Estimates of future claim costs are recorded on an undiscounted basis, and are recognized as a liability within accounts payable and accrued liabilities in the consolidated statements of financial condition.

Cash and Cash Equivalents — Cash and cash equivalents are composed of interest and noninterest-bearing deposits, money market funds and U.S. government obligations that meet the definition of a cash equivalent. Cash equivalents are highly liquid investments, with original maturities of less than 90 days that are not required to be segregated under federal or other regulations.

Cash and Securities Segregated Under Federal and Other Regulations — Certain subsidiaries of the Company are subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its customers in accordance with SEC Rule 15c3-3 and other regulations.

Receivables From and Payables to Clients — Receivables from and payables to clients includes amounts due on cash and margin transactions. The Company extends credit to its clients to finance their purchases of securities on margin. The Company receives income from interest charged on such extensions of credit. The Company pays interest on certain client free credit balances held pending investment. Loans to clients are generally fully collateralized by client securities, which are not included in the consolidated statements of financial condition.

To the extent that margin loans and other receivables from clients are not fully collateralized by client securities, management establishes an allowance that it believes is sufficient to cover any probable losses. When establishing this allowance, management considers a number of factors, including its ability to collect from the client and/or the client’s advisor and the Company’s historical experience in collecting on such transactions.

The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from clients for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009

Beginning balance — January 1	$792	$972
Charge-offs — net of recoveries	(137)	(180)

Ending balance — December 31	$655	$792

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Receivables From Product Sponsors, Broker-Dealers and Clearing Organizations —  Receivables from product sponsors, broker-dealers and clearing organizations primarily consists of commission and transaction-related receivables.

Receivables From Others — Receivables from others primarily consists of other accrued fees from product sponsors and advisors. The Company periodically extends credit to its advisors in the form of recruiting loans, commission advances, and other loans. The decisions to extend credit to advisors are generally based on either the advisors’ credit history, their ability to generate future commissions, or both. Management maintains an allowance for uncollectible amounts using an aging analysis that takes into account the advisors’ registration status and the specific type of receivable. The aging thresholds and specific percentages used represent management’s best estimates of probable losses. Management monitors the adequacy of these estimates through periodic evaluations against actual trends experienced.

The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from others for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009

Beginning balance — January 1	$6,159	$4,076
Provision for bad debts(1)	1,621	3,319
Charge-offs — net of recoveries	(984)	(1,236)

Ending balance — December 31	$6,796	$6,159

(1)	For the year ended December 31, 2009, the Company has classified $0.3 million of the provision for bad debt as restructuring charges with the consolidated statements of operations.

Classification and Valuation of Certain Investments — The classification of an investment determines its accounting treatment. The Company generally classifies its investments in debt and equity instruments (including mutual funds, annuities, corporate bonds, government bonds and municipal bonds) as trading securities, except for government notes held by PTC, which are classified as held-to-maturity based on management’s intent and ability to hold them to maturity. The Company has not classified any investments as available-for-sale. Investment classifications are subject to ongoing review and can change. Securities classified as trading are carried at fair value, while securities classified as held-to-maturity are carried at cost or amortized cost. When possible, the fair value of securities is determined by obtaining quoted market prices. The Company also makes estimates about the fair value of investments and the timing for recognizing losses based on market conditions and other factors. If its estimates change, the Company may recognize additional losses. Both unrealized and realized gains and losses on trading securities are recognized in other revenue on a net basis in the consolidated statements of operations.

Securities Owned and Sold But Not Yet Purchased — Securities owned and securities sold but not yet purchased are reflected on a trade-date basis at market value with realized and unrealized gains and losses being recorded in other revenue in the consolidated statements of operations. Interest income is accrued as earned and dividends are recorded on the ex-dividend date.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Securities Borrowed and Loaned — Securities borrowed and securities loaned are accounted for as collateralized financings and are recorded at the amount of the cash provided for securities borrowed transactions and cash received for securities loaned (generally in excess of market values). The adequacy of the collateral deposited for securities borrowed is continuously monitored and adjusted when considered necessary to minimize the risk associated with this activity. At December 31, 2010 and December 31, 2009, the Company had $8.4 million and $5.0 million, respectively, in securities borrowed. The collateral received for securities loaned is generally cash and is adjusted daily through the Depository Trust Company’s (“DTC”) net settlement process, and securities loaned is included in payable to broker-dealers and clearing organizations in the consolidated statements of financial condition. Securities loaned generally represent client securities that can be pledged under standard margin loan agreements. At December 31, 2010 and December 31, 2009, the Company had $8.1 million and $7.2 million, respectively, of pledged securities loaned under the DTC Stock Borrow Program.

Fixed Assets — Furniture, equipment, computers, purchased software, capitalized software and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Furniture, equipment, computers and purchased software are depreciated over a period of three to seven years. Automobiles have depreciable lives of five years. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying leases. Management reviews fixed assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. In 2010, the Company recorded a fixed asset impairment charge of $0.6 million for certain fixed assets that were attributed to the Affiliated Entities business, whose use has since been discontinued, as well as $0.2 million related to fixed assets at the abandoned lease locations.

Software Development Costs — Software development costs are charged to operations as incurred. Software development costs include costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not otherwise qualify for capitalization.

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

Reportable Segment — The Company’s internal reporting is organized into three service channels; Independent Advisor Services, Institution Services and Custom Clearing Services, which are designed to enhance the services provided to its advisors and financial institutions. These service channels qualify as individual operating segments, but are aggregated and viewed as one single reportable segment due to their similar economic characteristics, products and services, production and distribution process, regulatory environment and quantitative thresholds.

Goodwill, Intangible Assets and Trademarks and Trade Names — The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

include the contractual term of any agreement, the history of the asset, the Company’s long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, on a straight-line basis, over their useful lives, generally ranging from 5 — 20 years. See Note 9 for further discussion.

When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, the Company assesses the recoverability of the carrying value by preparing estimates of future cash flows. The Company recognizes an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. The Company uses a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions the Company believes hypothetical marketplace participants would use. For the year ended December 31, 2009, the Company recorded a $17.5 million charge for the impairment of advisor and financial institution relationship intangible assets which is included in restructuring charges within the consolidated statements of operations. See Notes 3 and 9 for further discussion. No impairment occurred for the years ended December 31, 2010 and 2008.

The Company tests intangible assets determined to have indefinite useful lives, including trademarks trade names and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. The Company performs these annual impairment reviews as of the first day of the fourth quarter (October 1). The Company uses a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions the Company believes hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. For the year ended December 31, 2009, the Company recorded a $1.1 million charge for the impairment of trademarks and trade names which is included in restructuring charges within the consolidated statements of operations. See Notes 3 and 9 for further discussion. No impairment occurred for the years ended December 31, 2010 and 2008.

The Company performs impairment tests of goodwill at the reporting unit level, which represent its operating segments. There were no changes to the Company’s reporting units in 2010. The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. The Company typically uses income approach methodology to determine the fair value of a reporting unit, which includes the discounted cash flow method and the market approach methodology that includes the use of market multiples. The assumptions used in these models are consistent with those the Company believes hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. No impairment occurred for the years ended December 31, 2010, 2009 and 2008.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Deferred Loan Issuance and Amendment Costs — Debt issuance and amendment costs have been capitalized and are being amortized as additional interest expense over the expected terms of the related debt agreements.

Equity Method Investment — The Company’s equity method investment is accounted for under the equity method when it exerts significant influence and ownership does not exceed 50% of the common stock. The Company records the investment at cost in the consolidated statements of financial condition and adjusts the carrying amount of the investment to recognize its share of earnings or losses while recording such earnings or losses within the consolidated statements of operations.

Drafts Payable — Drafts payable represent checks drawn against the Company that have not yet cleared through the bank. At December 31, 2010, the Company had amounts drawn of $168.0 million related to client activities, and $14.5 million of corporate overdrafts.

Legal Reserves — The Company records reserves for legal proceedings in accounts payable and accrued liabilities in the statements of financial condition. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to, future legal expenses, the amount of the claim, the amount of the loss in the client’s account, the basis and validity of the claim, the possibility of wrongdoing on the part of advisors and financial institutions, likely insurance coverage, previous results in similar cases, and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded as professional services in the consolidated statements of operations.

Derivative Instruments and Hedging Activities — The Company uses interest rate swap agreements to protect itself against changing interest rates and the related impact to the Company’s cash flows. The Company also evaluates its contracts and commitments for terms that qualify as embedded derivatives. All derivatives are reported at their corresponding fair value in the Company’s consolidated statements of financial condition.

Financial derivative instruments expected to be highly effective hedges against changes in cash flows are designated as such upon entering into the agreement. At each reporting date, the Company reassesses the effectiveness of the hedge to determine whether or not it can continue to use hedge accounting. Under hedge accounting, the Company records the increase or decrease in fair value of the derivative, net of tax impact, as other comprehensive income or loss. If the hedge is not determined to be a perfect hedge, yet is still considered highly effective, the Company will calculate the ineffective portion and record the related change in its fair value as additional interest income or expense in the consolidated statements of operations. Amounts accumulated in other comprehensive income (loss) are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Fair Value of Financial Instruments — The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its indebtedness. The Company carries its indebtedness at amortized cost and measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. As of December 31, 2010, the carrying amount and fair value of the Company’s indebtedness was approximately $1,387 million and $1,390 million, respectively. As of December 31, 2009, the carrying amount and fair value was approximately $1,369 million and $1,278 million, respectively. See Note 5 for additional detail regarding the Company’s fair value measurements.

Commitments and Contingencies — The Company recognizes liabilities for contingencies when analysis indicates it is both probable that a liability has been incurred and the amount of loss

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount.

Comprehensive (Loss) Income — The Company’s comprehensive (loss) income is composed of net income and the effective portion of the unrealized gains (losses) on financial derivatives in cash flow hedge relationships, net of related tax effects.

Recently Issued Accounting Pronouncements — Recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2010, that are of significance, or potential significance, to the Company are discussed below.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-6”). ASU 2010-6 requires new disclosures regarding significant transfers into and out of Level 1 and Level 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. This ASU also clarifies existing disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements.

3.	Restructuring

Strategic Business Review Initiative

On December 29, 2008, the Company committed to and implemented an organizational restructuring plan intended to reduce its cost structure and improve operating efficiencies, which resulted in a reduction in its overall workforce of approximately 250 employees. In accordance with the FASB Accounting Standards Codification (“ASC”) Topic 420, Accounting for Costs Associated with Exit or Disposal Activities, the Company has recorded severance and one-time involuntary termination benefit accruals in accounts payable and accrued liabilities within the consolidated statements of financial condition. The Company completed this initiative and expects to pay all costs by April 2011.

The following table summarizes the balance of accrued expenses related to the strategic business review and the changes in the accrued amounts as of and for the year ended December 31, 2010 (in thousands):

	Accrued				Accrued	Cumulative
	Balance at				Balance at	Costs
	December 31,	Costs			December 31,	Incurred
	2009	Incurred(1)	Payments	Non-cash	2010	to Date(2)

Severance and benefits	$1,996	$43	$(1,442)	$—	$597	$14,548

(1)	Represent changes in the Company’s estimates for the cost of providing post employment benefits to employees impacted by its restructuring activities.

(2)	At December 31, 2010, cumulative costs incurred to date represent the total expected costs.

Consolidation of Affiliated Entities Initiative

On July 10, 2009, the Company committed to a corporate restructuring plan that consolidated the operations of the Affiliated Entities with LPL Financial. This restructuring was effected to enhance service offerings to financial advisors while also generating efficiencies. The Company expects total costs associated with the initiative to be approximately $77.3 million. The Company incurred the majority of these costs and anticipates recognizing the remaining costs by December 2013; however,

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

adjustments may occur due to estimates of abandoned lease obligations with terms that extend through 2018.

The Company paid charges related to the conversion and transfer of certain advisors associated with the Affiliated Entities and their client accounts. Following the completion of these transfer activities, the registered representatives and client accounts that transferred are associated with LPL Financial. In 2009, as a condition for the regulatory approval of the transfer, the Affiliated Entities were required to deposit $12.8 million into escrow accounts pending the resolution of certain matters, of which $7.3 million was released. During 2010, the Company deposited an additional $4.1 million into the escrow accounts and withdrew $7.2 million. These escrow accounts are considered restricted cash and included in other assets within the consolidated statements of financial condition.

The Company recognized charges related to the early termination and abandonment of certain lease arrangements offset by estimates for sub-lease efforts. The Company also recorded non-cash charges for the impairment of fixed assets associated with the operations of the affiliated entities and recorded accruals for employee related costs, including severance and one-time involuntary termination benefits that will be recognized ratably over the employees’ remaining service period.

The following table summarizes the balance of accrued expenses and the changes in the accrued amounts as of and for the year ended December 31, 2010 (in thousands):

	Accrued				Accrued	Cumulative	Total
	Balance at				Balance at	Costs	Expected
	December 31,	Costs			December 31,	Incurred	Restructuring
	2009	Incurred	Payments	Non-cash	2010	to Date	Costs

Severance and benefits	$2,759	$2,034	$(3,717)	$(456)	$620	$11,470	$11,470
Lease and contract termination fees	7,458	5,340	(4,071)	224	8,951	21,259	21,359
Asset impairments	—	840	—	(840)	—	20,764	20,764
Conversion and transfer costs	304	5,665	(1,963)	(3,797)	209	19,548	23,662

Total	$10,521	$13,879	$(9,751)	$(4,869)	$9,780	$73,041	$77,255

4.	Equity Method Investment

On May 11, 2007, the Company acquired for $5.0 million, an approximate 22.6% ownership interest in Blue Frog Solutions, Inc. (“Blue Frog”). This investment provides the Company with a strategic ownership interest in one of its vendors that provides technology for variable annuity order entry and monitoring. The Company follows the equity method of accounting, as it has the ability to exercise significant influence over operating and financial policies, primarily through a representation on the Board of Directors. The Company has classified its equity method investment within other assets in the consolidated statements of financial condition, and has recognized its share of earnings or losses in the consolidated statements of operations in loss on equity method investment. Such earnings did not exceed $0.1 million for the year ended December 31, 2010 compared to a loss of $0.3 million for the year ended December 31, 2009.

In June 2008, the Company determined that an other than temporary impairment existed due to the recapitalization of Blue Frog by an outside investor. Accordingly, the Company recognized an impairment loss of $1.7 million, representing the difference in the carrying value of its investment compared with the per share value implied by the transaction. Such loss is calculated on the consolidated statements of operations as a loss on equity method investment. The Company has retained a 13.9% ownership interest and a seat on the Board of Directors.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

5.	Fair Value Measurements

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

The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At December 31, 2010, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:

Cash Equivalents — The Company’s cash equivalents include money market funds, which are short term in nature with readily determinable values derived from active markets.

Securities Segregated Under Federal and Other Regulations— The Company’s segregated accounts contain U.S. treasury securities that are short term in nature with readily determinable values derived from quoted prices in active markets.

Securities Owned and Securities Sold But Not Yet Purchased — The Company’s trading securities consist of house account model portfolios for the purpose of benchmarking the performance of its fee based advisory platforms and temporary positions resulting from the processing of client transactions. Examples of these securities include money market funds, U.S. treasuries, mutual funds, certificates of deposit, traded equity securities and debt securities.

The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At December 31, 2010, the Company did not adjust prices received from the independent third-party pricing services.

Other Assets — The Company’s other assets include deferred compensation plan assets that are invested in money market funds and mutual funds which are actively traded and valued based on quoted market prices in active markets.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Interest Rate Swaps — The Company’s interest rate swaps are not traded on a market exchange; therefore, the fair values are determined using externally developed valuation models which include assumptions about the London Interbank Offered Rate (“LIBOR”) yield curve at interim reporting dates as well as counterparty credit risk and the Company’s own non-performance risk.

There have been no transfers of assets or liabilities between fair value measurement classifications during the years ended December 31, 2010 and 2009.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2010 (in thousands):

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements

At December 31, 2010:
Assets
Cash equivalents	$279,048	$—	$—	$279,048
Securities owned — trading:
Money market funds	316	—	—	316
Mutual funds	7,300	—	—	7,300
Equity securities	17	—	—	17
Debt securities	—	516	—	516
U.S. treasury obligations	1,010	—	—	1,010
Certificates of deposit	—	100	—	100

Total securities owned — trading	8,643	616	—	9,259

Other assets	17,175	—	—	17,175

Total assets at fair value	$304,866	$616	$—	$305,482

Liabilities
Securities sold but not yet purchased:
Mutual funds	$4,563	$—	$—	$4,563
Equity securities	204	—	—	204
Debt securities	—	54	—	54

Total securities sold but not yet purchased	4,767	54	—	4,821

Interest rate swaps	—	7,281	—	7,281

Total liabilities at fair value	$4,767	$7,335	$—	$12,102

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, for example, when evidence of impairment exists. During the year ended December 31, 2010, the Company recorded asset impairment charges of $0.6 million for certain fixed assets that were determined to have no estimated fair value. The fair value was determined based on the loss of future expected cash flows of the discontinued use of

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

assets attributed to the Affiliated Entities business. The Company has determined that the impairment qualifies as a non-recurring Level 3 measurement under the fair value hierarchy.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2009 (in thousands):

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

During the year ended December 31, 2009, the Company recorded asset impairment charges of $18.6 million for certain intangible assets that were determined to have no estimated fair value (see Note 9). The fair value was determined based on the loss of future expected cash flows for advisors who were not retained as a result of the consolidation of the Affiliated Entities, as well as the discontinued use of certain brand names and logos and their lack of marketability. The Company has determined that the impairment qualifies as a non-recurring Level 3 measurement under the fair value.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

6.	Held-to-Maturity Securities

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

The amortized cost, gross unrealized gains and fair value of securities held-to-maturity were as follows (in thousands):

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value

At December 31, 2010:
U.S. government notes	$9,563	$69	$9,632

At December 31, 2009:
U.S. government notes	$10,354	$49	$10,403
Certificate of deposit	100	—	100

Total	$10,454	$49	$10,503

The maturities of securities held-to-maturity at December 31, 2010, were as follows (in thousands):

	Within 1 Year	1-2 Years	Total

U.S. government notes — at amortized cost	$6,049	$3,514	$9,563
U.S. government notes- at fair value	$6,075	$3,557	$9,632

7.	Receivables from Product Sponsors, Broker-Dealers and Clearing Organizations and Payables to Broker-Dealers and Clearing Organizations

Receivables from product sponsors, broker-dealers and clearing organizations and payables to broker-dealers and clearing organizations were as follows (in thousands):

	December 31,
	2010	2009

Receivables:
Commissions receivable from product sponsors and others	$114,829	$102,920
Receivable from clearing organizations	65,501	49,793
Receivable from broker-dealers	12,507	12,195
Securities failed-to-deliver	10,495	6,992

Total receivables	$203,332	$171,900

Payables:
Securities loaned	$8,113	$7,239
Securities failed-to-receive	11,425	5,495
Payable to broker-dealers	1,023	2,787
Payable to clearing organizations	18,509	2,696

Total payables	$39,070	$18,217

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

LPL Financial clears commodities transactions for its customers through another broker-dealer on a fully disclosed basis. The amount payable to broker-dealers relates to the aforementioned transactions and is collateralized by securities owned by LPL Financial.

8.	Fixed Assets

The components of fixed assets were as follows (in thousands):

	December 31,
	2010	2009

Internally developed software	$206,002	$193,682
Computers and software	84,241	82,459
Leasehold improvements	41,772	41,559
Furniture and equipment	16,585	17,180
Property	6,572	6,572

Total fixed assets	355,172	341,452
Accumulated depreciation and amortization	(276,501)	(239,868)

Fixed assets — net	$78,671	$101,584

Depreciation and amortization expense for fixed assets was $49.0 million, $69.3 million and $60.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

9.	Intangible Assets

On September 15, 2009, and in conjunction with the Company’s consolidation initiative, intangible assets residing at the Affiliated Entities were transferred to LPL Financial. This exchange has occurred between entities under common control and accordingly, the Company transferred advisor relationship and sponsor relationship intangible assets at their approximate carrying amounts of $30.9 million and $11.9 million, respectively. There was no change in the useful lives of the intangible assets, which continue to be amortized over a period of 10 to 20 years.

At the time of consolidation, a portion of the advisor relationships and trademarks and trade names of the Affiliated Entities were determined to have no future economic benefit. Accordingly, the Company recorded impairment charges of $16.1 million for advisor relationships and $1.1 million for trademarks and trade names. In the fourth quarter of 2009, the Company recorded an additional impairment charge of $1.4 million for advisor relationships. The impairment of advisor relationships was determined based upon the attrition of advisors and their related revenue streams during the period of consolidation. The impairment of trademarks and trade names was based upon the discontinued use of brand names and logos of the Affiliated Entities. The Company has recorded the asset impairments as restructuring charges (see Note 3) and has classified them as such on its consolidated statements of operations.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The components of intangible assets as of December 31, 2010 and 2009 were as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

At December 31, 2010:
Definite-lived intangible assets:
Advisor and financial institution relationships	$458,424	$(116,687)	$341,737
Product sponsor relationships	231,930	(55,255)	176,675
Trust client relationships	2,630	(784)	1,846

Total definite-lived intangible assets	$692,984	$(172,726)	$520,258

Indefinite-lived intangible assets:
Trademark and trade name			39,819

Total intangible assets			$560,077

At December 31, 2009:
Definite-lived intangible assets:
Advisor and financial institution relationships	$458,424	$(91,586)	$366,838
Product sponsor relationships	231,930	(43,482)	188,448
Trust client relationships	2,630	(652)	1,978
Trademarks and trade names	457	(457)	—

Total definite-lived intangible assets	$693,441	$(136,177)	$557,264

Indefinite-lived intangible assets:
Trademark and trade name			39,819

Total intangible assets			$597,083

Total amortization expense of intangible assets was $37.0 million, $39.0 million and $40.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense for each of the fiscal years ended December 2011 through 2015 and thereafter is estimated as follows (in thousands):

2011	$36,840
2012	36,548
2013	35,927
2014	35,927
2015	35,927
Thereafter	339,089

Total	$520,258

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were as follows (in thousands):

	December 31,
	2010	2009

Accounts payable accruals	$56,377	$47,145
Accrued net payroll	44,401	36,203
Legal accrual	17,602	13,715
Advisor deferred compensation plan liability	16,542	12,305
Deferred rent	11,391	14,121
Other accrued liabilities	8,273	6,409

Total payables	$154,586	$129,898

11.	Income Taxes

The Company’s (benefit from) provision for income taxes was as follows (in thousands):

	2010	2009	2008

Current (benefit) provision:
Federal	$(6,316)	$53,757	$61,498
State	(4,052)	12,750	11,909

Total current (benefit) provision	(10,368)	66,507	73,407

Deferred benefit:
Federal	(17,877)	(24,360)	(25,385)
State	(3,742)	(17,100)	(753)

Total deferred benefit	(21,619)	(41,460)	(26,138)

(Benefit from) Provision for income taxes	$(31,987)	$25,047	$47,269

A reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rates is set forth below:

	2010	2009	2008

Federal statutory income tax rates	(35.0)%	35.0%	35.0%
State income taxes — net of federal benefit	(5.7)	(3.9)	7.8
Share-based compensation	1.5	1.5	1.0
Uncertain tax positions	(0.1)	1.8	3.6
Non-deductible expenses	0.7	0.6	1.6
Change in valuation allowance	—	0.1	1.2
Transaction costs	3.2	—	—
Research and development credits	(1.2)	—	(0.5)
Other	0.6	(0.6)	1.3

Effective income tax rates	(36.0)%	34.5%	51.0%

The Company’s 2009 effective tax rate reflects a benefit of approximately 8% from a newly enacted change to California’s income sourcing rules that took effect on January 1, 2011. This change required the Company to revalue its deferred tax liabilities to the rate that is in effect when the tax

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

liabilities are utilized. The current effective tax rate includes $8.1 million in transaction expenses, which are not deductible for tax purposes.

The components of the net deferred tax liabilities included in the consolidated statements of financial condition were as follows (in thousands):

	December 31,
	2010	2009

Deferred tax assets:
State taxes	$10,507	$15,019
Reserves for litigation, vacation, and bonuses	26,539	24,030
Unrealized gain on interest rate swaps	2,786	5,675
Deferred rent	4,557	5,649
Share-based compensation	8,091	6,905
Provision for bad debts	7,495	2,849
Net operating losses	107	172
Other	1,625	1,841

Subtotal	61,707	62,140
Valuation allowance	(1,323)	(1,340)

Total deferred tax assets	60,384	60,800

Deferred tax liabilities:
Amortization of intangible assets and trademarks and trade names	(179,590)	(191,108)
Depreciation of fixed assets	(11,005)	(17,300)
Other	—	—

Total deferred tax liabilities	(190,595)	(208,408)

Deferred income taxes — net	$(130,211)	$(147,608)

As a result of certain realization requirements of ASC Topic 718, Compensation — Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain federal and state net operating loss carryovers and other federal credit carryforwards that arose directly from tax deductions related to equity compensation in excess of share-based compensation recognized for financial reporting. To the extent that the Company utilizes all of these tax attributes in the future to reduce income taxes payable, the Company will record an increase to additional paid-in capital of $55.2 million. The Company uses “with and without ordering” for purposes of determining when excess tax benefits have been realized.

At January 1, 2010, the Company had gross unrecognized tax benefits of $22.0 million. Of this total, $2.1 million represents amounts acquired during the Company’s acquisition of the Affiliated Entities. The acquired unrecognized tax benefits will have no impact on the Company’s annual effective tax rate as these are fully indemnified by the seller in accordance with the purchase and sale agreement. At January 1, 2010, the Company had recorded a receivable from the seller in the amount of $2.1 million, which is included in other assets in the accompanying consolidated statements of financial condition. Of the remaining $19.9 million, $14.4 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table reflects a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits including interest and penalties (in thousands):

	2010	2009	2008

Balance — Beginning of year	$21,958	$20,258	$15,139
Increases related to acquired tax positions	111	142	969
Increases related to current year tax positions	4,076	4,066	6,480
Reductions as a result of a lapse of the applicable statute of limitations related to acquired tax positions	(858)	(627)	(596)
Reductions as a result of a lapse of the applicable statute of limitations related to prior period tax positions	(4,230)	(1,881)	(1,734)

Balance — End of year	$21,057	$21,958	$20,258

At December 31, 2010, the Company had gross unrecognized tax benefits of $21.1 million. Of this total, $1.3 million represents amounts acquired due to the Company’s acquisition of the Affiliated Entities. The acquired unrecognized tax benefits will have no impact on the Company’s annual effective tax rate as these are fully indemnified by the seller in accordance with the purchase and sale agreement. At December 31, 2010, the Company has recorded a receivable from seller in the amount of $1.3 million, which is included in other assets in the accompanying consolidated statements of financial condition. Of the remaining $19.8 million, $14.3 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes within the consolidated statements of financial condition. At January 1, 2010, the Company had $1.9 million accrued for interest and $3.4 million accrued for penalties. At December 31, 2010, the liability for unrecognized tax benefits included accrued interest of $2.0 million and penalties of $3.3 million. Tax expense for the year ended December 31, 2010 includes interest expense of $0.1 million.

The Company and its subsidiaries file income tax returns in the federal jurisdiction, as well as most state jurisdictions, and are subject to routine examinations by the respective taxing authorities. The Company has concluded all federal and state income tax matters for years through 2005.

The tax years of 2006 to 2010 remain open to examination by major taxing jurisdictions to which the Company is subject. In the next 12 months, it is reasonably possible that the Company expects a reduction in unrecognized tax benefits of $5.7 million primarily related to the statute of limitations expiration in various state jurisdictions.

12.	Indebtedness

Senior Secured Credit Facilities — Term Loans — On May 24, 2010, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated the Company’s Second Amended and Restated Credit Agreement, dated as of June 18, 2007. Pursuant to the Amended Credit Agreement, the Company established a new term loan tranche of $580.0 million maturing on June 28, 2017 (the “2017 Term Loans”) and recorded $16.6 million in debt issuance costs that are capitalized in the consolidated statements of financial condition. The Company also extended the maturity of a $500.0 million tranche of its term loan facility to June 25, 2015 (the “2015 Term Loans”), with the remaining $317.1 million tranche of the term loan facility maturing on the original maturity date of June 28, 2013 (the “2013 Term Loans”).

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Borrowings under the Company’s senior secured term loan facilities bear interest at a base rate equal to either one, two, three, six, nine or twelve-month LIBOR plus the applicable margin, or an alternative base rate (“ABR”) plus the applicable margin. The ABR is equal to the greater of the prime rate or the effective federal funds rate plus 1/2 of 1.00% for the 2013 Term Loans and the greater of the prime rate, effective federal funds rate plus 1/2 of 1.00%, or 2.50% for the 2015 Term Loans and the 2017 Term Loans. The senior secured credit facilities are subject to certain financial and nonfinancial covenants. As of December 31, 2010 and 2009, the Company was in compliance with such covenants. The Company may voluntarily repay outstanding loans under its senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

Senior Secured Credit Facilities — Revolving Line of Credit — On January 25, 2010, the Company amended its senior secured credit facilities to increase the revolving credit facility from $100.0 million to $218.2 million, $10.0 million of which is being used to support the issuance of an irrevocable letter of credit for its subsidiary, PTC. As a result of the amendment, the Company paid $2.8 million in debt issuance costs, which have been capitalized within the consolidated statements of financial condition and are being amortized as additional interest expense over the expected term of the related debt agreement. The Company also extended the maturity of a $163.5 million tranche of the revolving credit facility to June 28, 2013, while the remaining $54.7 million tranche retains its original maturity date of December 28, 2011. The tranche maturing in 2013 is priced at LIBOR + 3.50% with a commitment fee of 0.75%. The tranche maturing in 2011 maintains its previous pricing of LIBOR + 2.00% with a commitment fee of 0.375%. There was no outstanding balance on the revolving facility at December 31, 2010.

Senior Unsecured Subordinated Notes — On May 24, 2010, the Company gave notice of redemption of all of its outstanding senior unsecured subordinated notes due 2015 (the “2015 Notes”), representing an aggregate principal amount of $550.0 million. The redemption price of the 2015 Notes was 105.375% of the outstanding aggregate principal amount, or approximately $579.6 million, plus accrued and unpaid interest thereon up to but not including June 22, 2010 (the “Redemption Date”). The Company redeemed the 2015 Notes on the Redemption Date and accordingly, recorded the charge as a loss on debt extinguishment within its consolidated statements of operations. None of the 2015 Notes remain outstanding. The Company used the proceeds from the 2017 Term Loans under its Amended Credit Agreement and additional cash on hand to finance the redemption. The aggregate cash payment for the redemption, including accrued and unpaid interest, was approximately $610.4 million.

Prior to the Redemption Date, the Company had $550.0 million of senior unsecured subordinated notes due December 15, 2015 bearing interest at 10.75% per annum. The interest payments were payable semiannually in arrears.

Bank Loans Payable — The Company maintains two uncommitted lines of credit. One line has an unspecified limit, and is primarily dependent on the Company’s ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. Both lines were utilized in 2010 and 2009; however, there were no balances outstanding at December 31, 2010 or December 31, 2009.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company’s outstanding borrowings were as follows (in thousands):

		December 31, 2010			December 31, 2009
			Interest			Interest
	Maturity	Balance	Rate		Balance	Rate

Senior secured term loan:
Hedged with interest rate swaps	6/28/2013	$210,000	2.05%	(1)	$400,000	2.00%	(6)
Unhedged:
2013 Term Loans	6/28/2013	104,739	2.01%	(2)	419,223	2.00%	(7)
2015 Term Loans	6/25/2015	496,250	4.25%	(3)	—
2017 Term Loans	6/28/2017	575,650	5.25%	(4)	—
Senior unsecured subordinated notes	(5)	—			550,000	10.75%

Total borrowings		1,386,639			1,369,223
Less current borrowings (maturities within 12 months)		13,971			8,424

Long-term borrowings — net of current portion		$1,372,668			$1,360,799

(1)	As of December 31, 2010, the variable interest rate for the hedged portion of the 2013 Term Loans is based on the three-month LIBOR of 0.30%, plus the applicable interest rate margin of 1.75%.

(2)	As of December 31, 2010, the variable interest rate for the unhedged portion of the 2013 Term Loans is based on the one-month LIBOR of 0.26%, plus the applicable interest rate margin of 1.75%.

(3)	As of December 31, 2010, the variable interest rate for the unhedged portion of the 2015 Term Loans is based on the greater of the one-month LIBOR of 0.26% or 1.50%, plus the applicable interest rate margin of 2.75%.

(4)	As of December 31, 2010, the variable interest rate for the unhedged portion of the 2017 Term Loans is based on the greater of the one-month LIBOR of 0.26% or 1.50%, plus the applicable interest rate margin of 3.75%.

(5)	On June 22, 2010, the Company redeemed its 2015 Notes, which had an original maturity date of December 15, 2015.

(6)	As of December 31, 2009, the variable interest rate for the hedged portion of the 2013 Term Loans is based on the three-month LIBOR of 0.25%, plus the applicable interest rate margin of 1.75%.

(7)	As of December 31, 2009, the variable interest rate for the unhedged portion of the 2013 Term Loans is based on the three-month LIBOR of 0.25% plus the applicable interest rate margin of 1.75%.

The following summarizes borrowing activity in the revolving and uncommitted line of credit facilities (in thousands):

	Year Ended December 31,
	2010	2009	2008

Average balance outstanding	$2,074	$56,472	$48,725
Weighted-average interest rate	1.16%	2.41%	4.74%

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The minimum calendar year payments and maturities of the senior secured borrowings as of December 31, 2010 are as follows (in thousands):

2011	$13,971
2012	13,971
2013	319,197
2014	10,800
2015	482,050
Thereafter	546,650

Total	$1,386,639

13.	Interest Rate Swaps

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

The following table summarizes information related to the Company’s interest rate swaps as of December 31, 2010 (in thousands):

		Variable
Notional	Fixed	Receive	Fair	Maturity
Balance	Pay Rate	Rate(1)	Value	Date

$145,000	4.83%	0.30%	$(3,235)	June 30, 2011
65,000	4.85%	0.30%	(4,046)	June 30, 2012

$210,000			$(7,281)

(1)	The variable receive rate reset on the last day of the period, based on the applicable three-month LIBOR. The effective rate from September 30, 2010 through December 30, 2010, was 0.29%. As of December 31, 2010, the effective rate was 0.30%.

The interest rate swap agreements qualify for hedge accounting and have been designated as cash flow hedges against specific payments due on the Company’s senior secured term loan. As of December 31, 2010, the Company assessed the interest rate swap agreements as being highly effective and expects them to continue to be highly effective. Accordingly, the changes in fair value of the interest rate swaps have been recorded as other comprehensive loss, with the fair value included as a liability on the Company’s consolidated statements of financial condition. The Company has recorded net unrealized gains of $10.0 million and $8.1 million for the years ended December 31, 2010 and 2009, respectively, to accumulated other comprehensive loss related to the change in the fair value of its interest rate swap agreements. The Company has reclassified $13.4 million and $16.6 million to interest expense from accumulated other comprehensive loss for the years ended December 31, 2010 and 2009, respectively. Based on current interest rate assumptions and assuming no additional interest rate swap agreements are entered into, the Company expects to reclassify $9.5 million, or $6.1 million after tax, from other comprehensive loss as additional interest expense over the next 12 months.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

14.	Commitments and Contingencies

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

Future minimum payments under leases, lease commitments and other noncancellable contractual obligations with remaining terms greater than one year as of December 31, 2010, are as follows (in thousands):

2011	$31,380
2012	25,235
2013	16,145
2014	9,400
2015	7,157
Thereafter	7,908

Total(1)	$97,225

(1)	Minimum payments have not been reduced by minimum sublease rental income of $6.5 million due in the future under noncancelable subleases.

Total rental expense for all operating leases was approximately $17.1 million, $20.1 million and $22.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Loan Commitments — From time to time, the Company makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process. Due to timing differences, the Company may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining the Company, and may be forgivable. The Company had no significant unfunded commitments at December 31, 2010.

Litigation — The Company has been named as a defendant in various legal actions, including arbitrations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty what the eventual loss or range of loss related to such matters will be. The Company recognizes a legal liability when it believes it is probable a liability has occurred and the amount can be reasonably estimated. Defense costs are expensed as incurred and classified as professional services within the consolidated statements of operations. When there is indemnification or insurance, the Company may engage in defense of settlement and subsequently seek reimbursement for such matters.

In connection with various acquisitions, and pursuant to the purchase and sale agreements, the Company has received third-party indemnification for certain legal proceedings and claims. These matters have been defended and paid directly by the indemnifying party.

On October 1, 2009, LPLH received written notice from a third-party indemnitor under a certain purchase and sale agreement asserting that it is no longer obligated to indemnify the Company for certain claims under the provisions of the purchase and sale agreement. The Company believes that this assertion is without merit and has commenced litigation to enforce its indemnity rights. On November 20, 2009, LPLH and three of its affiliated broker-dealers, filed suit to enforce the indemnitor’s performance pursuant to the provisions of the contract. In February 2010, the plaintiffs filed a motion for summary judgment with the court, which was opposed by the third party indemnitor. In May 2010, the court heard oral argument on the motion and see Note 22 for further discussion on this matter.

During the third quarter of 2010, the Company settled two arbitrations that involve activities covered under the third-party indemnification agreement described above. In connection with these settlements, the Company has recorded legal expenses of $8.9 million. These legal expenses have been included in professional services within the consolidated statements of operations. The Company will seek to recover the costs associated with defending and settling these matters, plus other costs incurred on matters that the Company believes are subject to the indemnification. The remaining claims outstanding for which the indemnifying party is disputing its obligation involve alleged damages that are not material to the Company’s consolidated statements of financial condition, operations or cash flows.

The Company believes, based on the information available at this time, after consultation with counsel, consideration of insurance, if any, and indemnifications provided by the third-party indemnitors, notwithstanding the assertions by an indemnifying party noted in the preceding paragraphs, that the outcome will not have a material adverse impact on consolidated statements of financial condition, operations or cash flows.

Other Commitments — As of December 31, 2010, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $326.9 million, which it can sell or repledge. Of this amount, approximately $167.4 million has been pledged or sold as of December 31, 2010; $145.8 million was pledged to banks in connection with unutilized secured margin lines of credit, $13.5 million was pledged with client-owned securities to the Options Clearing Corporation, and $8.1 million was loaned to the DTC through participation in its Stock Borrow Program. As of December 31, 2009, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $227.9 million, which it can sell or repledge. Of this amount, approximately $158.8 million has been pledged or sold as of December 31, 2009; $141.6 million was pledged to banks in connection with unutilized secured margin lines of credit, $10.0 million was pledged with client-owned securities to the Options Clearing Corporation, and $7.2 million was loaned to the DTC through participation in its Stock Borrow Program.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Stock Option and Warrant Plans

Certain employees, advisors, officers and directors who contribute to the success of the Company participate in various stock option plans. In addition, certain financial institutions participate in a warrant plan. Stock options and warrants generally vest in equal increments over a three- to five-year period and expire on the 10th anniversary following the date of grant.

The Company recognizes share-based compensation expense related to employee stock option awards based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized $10.3 million, $6.5 million and $4.6 million of share-based compensation related to the vesting of employee stock option awards during the years ended December 31, 2010, 2009 and 2008, respectively, which is included in compensation and benefits on the consolidated statements of operations. As of December 31, 2010, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $53.0 million, which is expected to be recognized over a weighted-average period of 4.14 years.

The Company recognizes share-based compensation expense for stock options and warrants awarded to its advisors and financial institutions based on the fair value of awards at each interim reporting period. The Company recognized $4.7 million, $1.6 million, and $0.3 million of share-based compensation during the years ended December 31, 2010, 2009 and 2008, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory fees on the consolidated statements of operations. As of December 31, 2010, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $12.2 million for advisors and financial institutions, which is expected to be recognized over a weighted-average period of 3.37 years.

The following table presents the weighted-average assumptions used by the Company in calculating the fair value of its stock options and warrants with the Black-Scholes valuation model that have been granted during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Expected life (in years)	6.50	7.13	6.52
Expected stock price volatility	49.22%	51.35%	33.78%
Expected dividend yield	—	—	—
Annualized forfeiture rate	3.00%	4.35%	1.51%
Fair value of options	$17.43	$12.30	$9.96
Risk-free interest rate	2.70%	2.93%	2.73%

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The following table summarizes the Company’s activity in its stock option and warrant plans for the years ended December 31, 2010, 2009 and 2008:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(Years)	(In thousands)

Outstanding — December 31, 2007	21,748,080	2.46
Granted	1,936,206	27.55
Exercised	(286,968)	2.04
Forfeited	(3,319,035)	2.59

Outstanding — December 31, 2008	20,078,283	4.87
Granted	3,209,361	21.32
Exercised	(256,795)	1.13
Forfeited	(328,380)	21.83

Outstanding — December 31, 2009	22,702,469	6.99
Granted	1,804,759	33.79
Exercised	(13,883,847)	1.85
Forfeited	(344,329)	22.36

Outstanding — December 31, 2010	10,279,052	$18.12	6.66	$187,568

Exercisable — December 31, 2010	4,954,868	$8.95	4.43	$135,886

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about outstanding stock options and warrants:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Total	Remaining	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(Years)	Price	Shares	Price

At December 31, 2010:
$1.35 — $2.38	3,350,900	2.96	$1.69	3,350,900	$1.69
$10.30 — $19.74	896,294	7.92	18.38	198,992	16.91
$21.60 — $22.08	2,053,100	8.42	22.02	519,040	21.94
$23.02 — $27.80	2,242,775	7.52	26.55	885,936	26.99
$30.00 — $34.61	1,735,983	9.98	34.21	—	—

	10,279,052	6.66	$18.12	4,954,868	$8.95

2008 Nonqualified Deferred Compensation Plan

On November 19, 2008, the Company established an unfunded, unsecured deferred compensation plan to permit employees and former employees that held non-qualified stock options issued under the 2005 Stock Option Plan for Incentive Stock Options and 2005 Stock Option Plan for Non-qualified Stock Options that were to expire in 2009 and 2010, to receive stock units under the 2008 Nonqualified Deferred Compensation Plan. Stock units represent the right to receive one share of common stock. Distribution will occur at the earliest of (a) a date in 2012 to be determined by the Board of Directors; (b) a change in control of the Company; or (c) death or disability of the participant. Issuance of stock units, which occurred in December 2008, is not taxable for federal and state income tax purposes until the participant receives a distribution under the deferred compensation plan. At December 31, 2010, the Company had 2,823,452 stock units outstanding under the 2008 Nonqualified Deferred Compensation Plan.

Initial Public Offering

In 2008, certain advisors were issued 7.4 million shares of common stock. Transferability of the shares was restricted until the completion of a change in control event or an initial public offering (“IPO”). The Company has accounted for restricted shares granted to its advisors by measuring such grants at their then-current lowest aggregate value. Since the value of the award was contingent upon the Company’s decision to sell itself or issue its common stock to the public through an IPO, the aggregate value had been zero until such event had occurred.

On November 17, 2010, the Company sold shares of common stock in an IPO. Upon closing of the IPO, the Company recorded a share-based compensation charge of $222.0 million, representing the IPO price of $30.00 per share multiplied by 7.4 million shares that were issued and outstanding at the time of the offering, which is classified within commission and advisory fees on the consolidated statements of operations. The Company was able to take a tax deduction for the share-based compensation charge, as noted below.

The Company also expects to realize in connection with the IPO, a $383.0 million tax deduction resulting from (a) the exercise of non-qualified stock options by current and former employees of the Company and (b) the exercise of incentive stock options by current employees of the Company, and subsequent sale of common stock, resulting in a disqualifying disposition.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As a result of the tax deduction related to the release of the restriction of shares of common stock held by advisors, as well as option and warrant exercises; the Company is in a net operating loss position for income tax reporting purposes. Accordingly, in the fourth quarter of 2010, the Company recognized a tax benefit of $144.5 million representing the anticipated refund of taxes paid in 2008, 2009 and the first three quarters of 2010. Such amount has been recorded as tax receivables on the consolidated statements of financial condition.

Director Restricted Stock Plan

In March 2010, the Company established a Director Restricted Stock Plan (the “Director Plan”). Eligible participants include non-employee directors who are in a position to make a significant contribution to the success of the Company. Restricted stock awards vest on the second anniversary of the date of grant and upon termination of service, unvested awards shall immediately be forfeited. On March 15, 2010 and December 22, 2010, the Company issued 6,408 and 4,284, respectively, of restricted stock awards to certain of its directors at a fair value of $23.41 and $35.61 per share, respectively. A summary of the status of the Company’s restricted stock awards under the Director Plan as of and for the year ending December 31, 2010 was as follows:

Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2010	—	$—
Granted	10,692	28.30
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2010	10,692	$28.30

The Company accounts for restricted stock awards granted to its non-employee directors by measuring such awards at their grant date fair value. Share-based compensation expense is recognized ratably over the requisite service period, which generally equals the vesting period. Based upon the Company’s history of termination of non-employee directors, management has assumed zero forfeitures for restricted stock awards. The Company recognized $0.1 million of share-based compensation related to the vesting of restricted stock awards granted to its directors during the year ended December 31, 2010, which is included in compensation and benefits on the consolidated statements of operations. As of December 31, 2010, total unrecognized compensation cost was $0.2 million, which is expected to be recognized over a weighted-average remaining period of 1.64 years.

Share Reservations

As of December 31, 2010, the Company had approximately 10.3 million of authorized unissued shares reserved for issuance upon exercise and conversion of outstanding awards.

16.	Earnings per Share

In calculating (loss) earnings per share using the two-class method, the Company is required to allocate a portion of its earnings to employees that hold stock units that contain non-forfeitable rights to dividends or dividend equivalents under its 2008 Nonqualified Deferred Compensation Plan. Basic earnings per share is computed by dividing income less earnings attributable to employees that hold stock units under the 2008 Nonqualified Deferred Compensation Plan by the basic weighted average

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

number of shares outstanding. Diluted earnings per share is computed in a manner similar to basic earnings per share, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options, warrants and other stock-based awards.

A reconciliation of the (loss) income used to compute basic and diluted earnings per share for the years noted was as follows:

	For the Year Ended
	December 31,
	2010	2009	2008
	(In thousands)

Basic earnings per share:
Net (loss) income, as reported	$(56,862)	$47,520	$45,496
Less: allocation of undistributed earnings to stock units	—	(919)	(4)

Net (loss) income, for computing basic earnings per share	$(56,862)	$46,601	$45,492

Diluted earnings per share:
Net (loss) income, as reported	$(56,862)	$47,520	$45,496
Less: allocation of undistributed earnings to stock units	—	(810)	(3)

Net (loss) income, for computing diluted earnings per share	$(56,862)	$46,710	$45,493

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings per share for the years noted was as follows:

	For the Year Ended
	December 31,
	2010	2009	2008
	(In thousands)

Basic weighted average number of shares outstanding	89,441	86,649	86,447
Dilutive common share equivalents	—	11,845	13,887

Diluted weighted average number of shares outstanding	89,441	98,494	100,334

Basic and diluted (loss) earnings per share for the years noted was as follows:

	For the Year Ended
	December 31,
	2010	2009	2008

Basic (loss) earnings per share	$(0.64)	$0.54	$0.53
Diluted (loss) earnings per share	$(0.64)	$0.47	$0.45

Basic weighted average shares outstanding and diluted weighted average shares outstanding were the same for the year ended December 31, 2010, because the effect of potential shares of common stock was anti-dilutive since the Company generated a net loss.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The computation of diluted earnings per share excluded stock options and warrants to purchase 3,162,901 shares, 3,443,146 shares and 2,076,762 shares for the years ended December 31, 2010, 2009 and 2008, respectively, because the effect would have been anti-dilutive.

17.	Employee and Advisor Benefit Plans

The Company participates in a 401(k) defined contribution plan sponsored by LPL Financial. All employees meeting minimum age and length of service requirements are eligible to participate. The Company has an employer matching program whereby employer contributions were made to the 401(k) plan. For 2010, contributions were made in an amount equal to the lesser of 40% of the amount designated by the employee for withholding or 4% of the employee’s eligible compensation. For 2009, contributions were made in an amount equal to the lesser of 20% of the amount designated by the employee for withholding or 2% of the employee’s eligible compensation. For 2008, contributions were made in an amount equal to the lesser of 50% of the amount designated by the employee for withholding or 5% of the employee’s eligible compensation. The Company’s total cost under the 401(k) plan was $3.5 million, $1.7 million and $4.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

On January 1, 2008, the Company adopted a non-qualified deferred compensation plan for the purpose of attracting and retaining advisors who operate, for tax purposes, as independent contractors, by providing an opportunity for participating advisors to defer receipt of a portion of their gross commissions generated primarily from commissions earned on the sale of various products. The deferred compensation plan has been fully funded to date by participant contributions. Plan assets are invested in mutual funds, which are held by the Company in a Rabbi Trust. The liability for benefits accrued under the non-qualified deferred compensation plan totaled $16.5 million at December 31, 2010, which is included in accounts payable and accrued liabilities in the consolidated statements of financial condition. The cash values of the related trust assets was $16.2 million at December 31, 2010, which is measured at fair value and included in other assets in the consolidated statements of financial condition.

Certain employees and advisors of the Company’s subsidiaries participated in non-qualified deferred compensation plans (the “Plans”) that permitted participants to defer portions of their compensation and earn interest on the deferred amounts. The Plans have been closed to new participants and no contributions have been made since the acquisition date. Plan assets are held by the Company in a Rabbi Trust and accounted for in the manner described above. As of December 31, 2010, the Company has recorded assets of approximately $1.0 million and liabilities of $1.1 million, which are included in other assets and accounts payable and accrued liabilities, respectively, in the consolidated statements of financial condition.

18.	Related Party Transactions

AlixPartners, LLP (“AlixPartners”), a company majority-owned by one of the Company’s majority stockholders, provides services pursuant to an agreement for interim management and consulting. The Company paid $0.6 million and $4.2 million to AlixPartners during the years ended December 31, 2009 and 2008, respectively.

One of the Company’s majority stockholders owns a minority interest in Artisan Partners Limited Partnership (“Artisan”), which pays fees in exchange for product distribution and record-keeping services. During the years ended December 31, 2010, 2009 and 2008, the Company earned $2.3 million, $1.5 million and $1.6 million, respectively, in fees from Artisan. Additionally, as of December 31, 2010 and 2009, Artisan owed the Company $0.6 million and $0.5 million, respectively,

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

which is included in receivables from product sponsors, broker-dealers and clearing organizations on the consolidated statements of financial condition.

American Beacon Advisor, Inc. (“American Beacon”), a company majority-owned by one of the Company’s majority stockholders, pays fees in exchange for product distribution and record-keeping services. During the years ended December 31, 2010, 2009 and 2008, the Company earned $0.2 million, $0.4 million, and $0.3 million, respectively, in fees from American Beacon. Additionally, as of December 31, 2009, American Beacon owed the Company $0.1 million, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the consolidated statements of financial condition.

One of the Company’s majority stockholders owns a minority interest in XOJET, Inc. (“XOJET”), which provides chartered aircraft services. The Company paid $1.4 million to XOJET during the year ended December 31, 2010.

Certain entities affiliated with SunGard Data Systems Inc. (“SunGard”), a company majority-owned by one of the Company’s majority stockholders, provide data center recovery services. The Company paid $0.3 million and $0.5 million to SunGard during the years ended December 31, 2010 and 2009, respectively.

Blue Frog, a privately held technology company in which the Company holds an equity interest, provides software licensing for annuity order entry and compliance. The Company paid $1.1 million, $0.8 million and $0.3 million to Blue Frog for such services during the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the Company had a payable to Blue Frog of $0.7 million, which is included in accounts payable and accrued liabilities on the consolidated statements of financial condition.

TPG Capital (“TPG”), one of the Company’s majority stockholders, provided certain consulting services. The Company paid $0.3 million to TPG during the year ended December 31, 2010.

In conjunction with the acquisition of UVEST Financial Services Group, Inc. (“UVEST”), the Company made full-recourse loans to certain members of UVEST’s management (also selling stockholders), most of whom are now stockholders of the Company. In February 2010, the Company forgave approximately $0.4 million to a stockholder. As of December 31, 2009, outstanding stockholder loans, which are reported as a deduction from stockholders’ equity, were $0.5 million. At December 31, 2010, there were no loans outstanding.

An immediate family member of one of the Company’s executive officers, is an executive officer of CresaPartners LLC (“CresaPartners”). CresaPartners provides the Company and its subsidiaries real estate advisory, transaction and project management services. The Company paid $0.1 million to CresaPartners during the year ended December 31, 2010.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries as of December 31, 2010 are presented in the following table (in thousands):

	December 31, 2010
		Minimum
	Net	Net Capital	Excess Net
	Capital	Required	Capital

LPL Financial LLC	$95,362	$6,416	$88,946
UVEST Financial Services Group, Inc.	7,884	1,451	6,433

Total	$103,246	$7,867	$95,379

In connection with the consolidation of the Affiliated Entities; Associated and WFG have withdrawn their registration with FINRA effective February 5, 2011, and are no longer subject to net capital filing requirements. MSC expects to withdraw its registration with FINRA and has maintained sufficient capital to carry out any remaining activities during the interim. At December 31, 2010, MSC had a net capital of $8.7 million, which was $8.2 million in excess of its minimum required net capital.

LPL Financial is a clearing broker-dealer and UVEST is an introducing broker-dealer.

PTC is also subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. As of December 31, 2010, the Company’s registered broker-dealers and PTC have met all capital adequacy requirements to which it is subject.

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

20.	Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk

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

Notes to Consolidated Financial Statements — (Continued)

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

21.	Selected Quarterly Financial Data (Unaudited)

	2010
		(In thousands)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$743,452	$790,185	$759,988	$819,972
Net revenues	743,406	790,161	759,964	819,955
Gross margin(1)(2)	230,204	233,623	234,336	239,770
Net income (loss)	$25,554	$8,000	$26,144	$(116,560)

	2009
		(In thousands)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$643,040	$669,366	$702,378	$734,906
Net revenues	642,978	669,317	702,326	734,884
Gross margin(1)	200,447	205,329	221,144	218,006
Net income (loss)	$14,797	$15,581	$(1,456)	$18,598

(1)	Gross margin is calculated as net revenues less production expenses. Production expenses consist of the following expense categories from the consolidated statements of operations: (i) commissions and advisory fees and (ii) brokerage, clearing and exchange. All other expense categories, including depreciation and amortization, are considered general and administrative in nature. Because the Company’s gross margin amounts do not include any depreciation and amortization expense, the gross margin amounts may not be comparable to those of others in the Company’s industry.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(2)	In 2010, upon closing of the Company’s IPO in the fourth quarter, the restriction on approximately 7.4 million shares of common stock issued to its advisors under the Fifth Amended and Restated 2000 Stock Bonus Plan was released. Accordingly, the Company recorded a share-based compensation charge of $222.0 million in the fourth quarter of 2010, representing the offering price of $30.00 per share multiplied by 7.4 million shares. This charge has been classified as production expense in 2010. Gross margin as calculated for 2010 above does not include this charge for comparability purposes with previous years shown.

22.	Subsequent Events

On January 20, 2011, the Company received a $45.0 million tax refund for federal taxes paid in 2010.

On January 31, 2011, the Company repaid $40.0 million of term loans under its senior secured credit facilities using net proceeds received in the IPO, as well as other cash on hand.

On March 4, 2011, the Company received notification from the court that its motion for summary judgment that was filed in February 2010, and that is described above in Note 14, has been granted in all respects and that all counterclaims by the third party indemnitor have been denied.

******