Form 10-Q
period 2011-03-31
LPL Investment Holdings Inc.
filed 2011-04-26
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No (Registrant is not subject to the requirement of Rule 405 of Regulation S-T at this time)
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
     The number of shares of Common Stock, par value $0.001 per share, outstanding as of April 18, 2011 was 108,859,632.

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
     On our internet website, http://www.lpl.com, we post the following recent filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Hard copies of all such filings are available free of charge by request via email (investor.relations@lpl.com), telephone (617) 897-4574, or mail (LPL Financial Investor Relations at One Beacon Street, 22nd Floor, Boston, MA 02108). The information contained or incorporated on our website is not a part of this Quarterly Report on Form 10-Q.
     When we use the terms “LPLIH”, “we”, “us”, “our”, and the “Company” we mean LPL Investment Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements (regarding future financial position, budgets, business strategy, projected costs, plans, objectives of management for future operations, and other similar matters) that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates”, “expects”, “believes”, “plans”, “predicts”, and similar terms. Forward-looking statements are not guarantees of future performance and there are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to, changes in general economic and financial market conditions, fluctuations in the value of assets under management, effects of competition in the financial services industry, changes in the number of our financial advisors and institutions and their ability to effectively market financial products and services, the effect of current, pending and future legislation and regulation and regulatory actions. In particular, you should consider the numerous risks outlined in Part I, Item IA— “Risk Factors” in our 2010 Annual Report on Form 10-K filed with the SEC.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
REVENUES:
Commissions	$451,877	$388,972
Advisory fees	244,087	206,330
Asset-based fees	89,823	71,450
Transaction and other fees	73,749	67,363
Interest income, net of operating interest expense	5,142	4,871
Other	9,191	4,420

Net revenues	873,869	743,406

EXPENSES:
Commissions and advisory fees	594,678	504,862
Compensation and benefits	84,142	73,575
Promotional	19,536	14,350
Depreciation and amortization	18,165	25,590
Occupancy and equipment	15,525	12,018
Professional services	10,164	9,799
Brokerage, clearing and exchange	9,649	8,340
Communications and data processing	8,682	8,526
Regulatory fees and expenses	6,572	6,148
Travel and entertainment	3,803	2,396
Restructuring charges	537	3,949
Other	2,686	4,801

Total operating expenses	774,139	674,354
Non-operating interest expense	18,172	24,336

Total expenses	792,311	698,690

INCOME BEFORE PROVISION FOR INCOME TAXES	81,558	44,716
PROVISION FOR INCOME TAXES	32,559	19,162

NET INCOME	$48,999	$25,554

EARNINGS PER SHARE (Note 13):
Basic	$0.44	$0.29

Diluted	$0.43	$0.25

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except par value)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$596,584	$419,208
Cash and securities segregated under federal and other regulations	279,726	373,634
Receivables from:
Clients, net of allowance of $661 at March 31, 2011 and $655 at December 31, 2010	295,872	271,051
Product sponsors, broker-dealers and clearing organizations	175,424	203,332
Others, net of allowances of $6,916 at March 31, 2011 and $6,796 at December 31, 2010	183,185	169,391
Securities owned:
Trading(1)	9,454	9,259
Held-to-maturity	11,660	9,563
Securities borrowed	11,799	8,391
Income taxes receivable	97,416	144,041
Fixed assets, net of accumulated depreciation and amortization of $284,235 at March 31, 2011 and $276,501 at December 31, 2010	76,850	78,671
Goodwill	1,304,499	1,293,366
Intangible assets, net of accumulated amortization of $182,263 at March 31, 2011 and $172,726 at December 31, 2010	562,340	560,077
Debt issuance costs, net of accumulated amortization of $15,379 at March 31, 2011 and $14,106 at December 31, 2010	22,438	23,711
Other assets	67,017	82,472

Total assets	$3,694,264	$3,646,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$165,511	$182,489
Payables to clients	417,566	383,289
Payables to broker-dealers and clearing organizations	62,603	39,070
Accrued commissions and advisory fees payable	112,405	130,408
Accounts payable and accrued liabilities	133,486	154,586
Unearned revenue	60,428	53,618
Interest rate swaps	5,135	7,281
Securities sold but not yet purchased — at fair value	2,545	4,821
Senior credit facilities and subordinated notes	1,343,146	1,386,639
Deferred income taxes — net	125,523	130,211

Total liabilities	2,428,348	2,472,412

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 108,841,017 shares issued and outstanding at March 31, 2011 and 108,714,757 shares issued and outstanding at December 31, 2010	109	109
Additional paid-in capital	1,093,559	1,051,722
Accumulated other comprehensive loss	(3,171)	(4,496)
Retained earnings	175,419	126,420

Total stockholders’ equity	1,265,916	1,173,755

Total liabilities and stockholders’ equity	$3,694,264	$3,646,167

(1)	Includes $1,029 and $1,010 pledged to clearing organizations at March 31, 2011 and December 31, 2010, respectively.
See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Amounts in thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Stockholder	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loans	Loss	Earnings	Equity
BALANCE—December 31, 2009	94,215	$87	$679,277	$(499)	$(11,272)	$183,282	$850,875
Comprehensive income:
Net income						25,554	25,554
Unrealized gain on interest rate swaps, net of tax expense of $384					2,658		2,658

Total comprehensive income							28,212
Exercise of stock options			9				9
Stockholder loans				448			448
Share-based compensation			3,145				3,145
Issuance of common stock	20		468				468

BALANCE—March 31, 2010	94,235	$87	$682,899	$(51)	$(8,614)	$208,836	$883,157

BALANCE — December 31, 2010	108,715	$109	$1,051,722	$—	$(4,496)	$126,420	$1,173,755
Comprehensive income:
Net income						48,999	48,999
Unrealized gain on interest rate swaps, net of tax expense of $821					1,325		1,325

Total comprehensive income							50,324
Exercise of stock options	126		1,022				1,022
Excess tax benefits from share-based compensation			35,967				35,967
Share-based compensation			4,848				4,848

BALANCE — March 31, 2011	108,841	$109	$1,093,559	$—	$(3,171)	$175,419	$1,265,916

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,999	$25,554
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash items:
Depreciation and amortization	18,165	25,590
Amortization of debt issuance costs	1,273	1,111
Excess tax benefits from share-based compensation	(35,967)	—
Share-based compensation	4,848	3,145
Provision for bad debts	321	2,169
Deferred income tax provision	(5,509)	(9,787)
Lease abandonment	414	(80)
Loan forgiveness	371	1,627
Other	(125)	(1)
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	93,908	(21,803)
Receivables from clients	(24,827)	(15,237)
Receivables from product sponsors, broker-dealers and clearing organizations	27,908	(37,071)
Receivables from others	(14,477)	(10,339)
Securities owned	41	(101)
Securities borrowed	(3,408)	1,640
Other assets	(1,145)	(574)
Drafts payable	(16,978)	8,980
Payables to clients	34,277	(83,735)
Payables to broker-dealers and clearing organizations	23,533	5,224
Accrued commissions and advisory fees payable	(18,003)	3,772
Accounts payable and accrued liabilities	(31,288)	5,919
Unearned revenue	6,810	(4,826)
Income taxes receivable/payable	82,592	14,492
Securities sold but not yet purchased	(2,276)	(1,691)

Net cash provided by (used in) operating activities	189,457	(86,022)

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows — (Continued)
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(3,292)	$(1,463)
Purchase of securities classified as held-to-maturity	(2,767)	(2,008)
Proceeds from maturity of securities classified as held-to-maturity	650	2,100
Acquisition of National Retirement Partners Inc.	(16,674)	—
Deposits of restricted cash	(500)	(2,454)
Release of restricted cash	17,006	50

Net cash used in investing activities	(5,577)	(3,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans payable	—	40,000
Repayment of senior credit facilities	(43,493)	(2,106)
Payment of debt issuance costs	—	(2,407)
Proceeds from stock options exercised	1,022	9
Excess tax benefits from share-based compensation	35,967	—
Issuance of common stock	—	468

Net cash (used in) provided by financing activities	(6,504)	35,964

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	177,376	(53,833)
CASH AND CASH EQUIVALENTS — Beginning of period	419,208	378,594

CASH AND CASH EQUIVALENTS — End of period	$596,584	$324,761

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$18,178	$9,595

Income taxes paid	$479	$14,796

NONCASH DISCLOSURES:
Capital expenditures purchased through short-term credit	$3,515	$560

Increase in unrealized gain on interest rate swaps, net of tax expense	$1,325	$2,658

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
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2010, contained in the Company’s Annual Report on Form 10-K as filed with the SEC. The Company has evaluated subsequent events up to and including the date these unaudited condensed consolidated financial statements were issued.
Consolidation — These unaudited condensed consolidated financial statements include the accounts of LPLIH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method.
Use of Estimates — The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to revenue and related expense recognition, asset impairment, valuation of accounts receivable, valuation of financial derivatives, contingencies and litigation, valuation and recognition of share-based payments and income taxes. These accounting policies are stated in the notes to the audited consolidated financial statements for the year ended December 31, 2010, contained in the Annual Report on Form 10-K as filed with the SEC. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions and the differences may be material to the unaudited condensed consolidated financial statements.

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
Fair Value of Financial Instruments — The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its indebtedness. The Company carries its indebtedness at amortized cost and measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. As of March 31, 2011, the carrying amount and fair value of the Company’s indebtedness was approximately $1,343 million and $1,347 million, respectively. As of December 31, 2010, the carrying amount and fair value were approximately $1,387 million and $1,390 million, respectively. See Note 5 for additional detail regarding the Company’s fair value measurements.
Recently Issued Accounting Pronouncements — There were no recently issued accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in the Company’s 2010 Annual Report on Form 10-K, that are of significance, or potential significance.
3. Acquisition
National Retirement Partners Inc.
On July 14, 2010, the Company announced a definitive agreement pursuant to which it would acquire certain assets of National Retirement Partners Inc. (“NRP”). NRP’s advisors offer products and consulting, design and investment services to retirement plan sponsors and participants and comprehensive financial services to high net worth individuals. This strategic acquisition further enhances the capabilities and presence of the Company in the group retirement space.
On February 9, 2011, the transaction closed. The Company paid $16.7 million at the closing of the transaction, including $2.0 million of contingent consideration that has been paid in advance, which was released from an escrow account established in December 2010. As of March 31, 2011, $3.6 million remains in an escrow account to be paid to shareholders of NRP within ninety days following the transaction closing. Such amount has been classified by the Company as restricted cash and is included in other assets on the unaudited condensed consolidated statements of financial condition.
The Company may be required to pay future consideration that is contingent upon the achievement of certain revenue-based milestones in the third year following the acquisition. There is no maximum amount of contingent consideration; however, the Company currently expects to pay the shareholders of NRP and estimates the total fair value of the contingent consideration as $4.4 million. At March 31, 2011, $2.0 million of the contingent liability had been paid in advance and the remainder of $2.4 million has been recorded within accounts payable and accrued liabilities on the unaudited condensed consolidated statements of financial condition. Including the provisional contingent consideration, the total consideration for the acquisition was approximately $22.7 million. Transaction costs associated with the Company’s acquisition of NRP totaling $3.5 million were expensed as incurred through other expense in the unaudited condensed consolidated statements of operations. Of these transaction costs $1.2 million were incurred during the three months ending March 31, 2011.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The Company has accounted for its acquisition of NRP as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC Topic 805”), and has recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The Company is in the process of finalizing the purchase allocation and the value of contingent consideration, therefore the provisional measures of goodwill, intangibles and contingent consideration are subject to change. Pro forma information related to the acquisition was not included because the impact on the Company’s unaudited condensed consolidated statements of operations, financial condition and cash flows was not considered to be material.
Set forth below is a reconciliation of assets acquired and liabilities assumed (in thousands):

Goodwill	$11,133
Intangibles	11,800
Accounts payable and accrued liabilities	(190)

Total purchase price	$22,743

Set forth below is supplemental cash flow information including cash paid, cash expected to be paid, contingent consideration and net assets acquired (in thousands):

Cash paid at closing	$16,674
Cash expected to be paid within ninety days following the transaction	3,669
Contingent consideration	2,400

Net assets acquired	$22,743

The Company preliminarily allocated the estimated purchase price to specific intangible asset categories as follows (dollars in thousands):

Amortizable intangible assets	Amortization Period	Amount Assigned
Client relationships	11.0 years	$4,730
Advisor relationships	9.0 years	4,080
Product sponsor relationships	4.0 years	2,990

Total intangible assets acquired		$11,800

The fair value of the contingent consideration liability associated with the $4.4 million of potential payments was estimated by discounting, to present value, the contingent payments expected to be made based on the Company’s estimates of the revenues expected to result from the acquisition in the third year following acquisition. The Company determined the fair value of this obligation using internal revenue projections and external market factors. The Company applied a risk-adjusted discount factor, to derive the estimated fair value of the contingent consideration as of the acquisition date. This fair value measurement is based on significant management estimates and assumptions. In accordance with ASC Topic 805, the Company will re-measure this liability each reporting period and record changes in the fair value through accounts payable and accrued liabilities within the unaudited condensed consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Restructuring
Consolidation of UVEST Financial Services Group, Inc.
On March 14, 2011, the Company committed to a corporate restructuring plan to consolidate the operations of UVEST Financial Services Group, Inc. (“UVEST”) with LPL Financial. The restructuring plan was effected to enhance the Company’s service offering, while also generating efficiencies. In connection with the consolidation, certain registered representatives currently associated with UVEST will move to LPL Financial through a transfer of their licenses. The transfers are expected to be completed in stages, with the first stage commencing in June 2011, and the final stage to be completed by December 2011. Following the transfer of registered representatives and client accounts to LPL Financial, all registered representatives and client accounts that transferred shall be associated with LPL Financial and all of the Company’s security business will be done through a single broker-dealer. In addition, UVEST will terminate its clearing relationship with a third-party clearing firm.
The Company estimates total costs associated with the initiative to be approximately $52.7 million over of the course of the restructuring plan. These charges are comprised of advisor retention and related benefits, contract termination fees, technology costs and other expenses principally relating to the conversion and transfer of registered representatives and client accounts from UVEST to LPL Financial. The Company also anticipates that it will record non-cash charges for the impairment of intangible assets resulting from advisor attrition.
The following table summarizes the balance of accrued expenses and the changes in the accrued amounts as of and for the three months ended March 31, 2011 (in thousands):

	Accrued				Accrued	Total
	Balance at				Balance at	Expected
	December 31,	Costs			March 31,	Restructuring
	2010	Incurred(1)	Payments	Non-cash	2011	Costs
Conversion and transfer costs	$—	$378	$(315)	$—	$63	$28,650
Contract termination fees	—	161	—	—	161	11,400
Advisor retention and related benefits	—	104	(104)	—	—	7,000
Asset impairments	—	—	—	—	—	5,600

Total	$—	$643	$(419)	$—	$224	$52,650

(1)	At March 31, 2011, costs incurred represent the total cumulative costs incurred. Restructuring charges of $0.5 million reported in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2011, includes $0.6 million of costs incurred for the UVEST consolidation and a $0.1 million reduction of expense resulting from the Company’s 2009 consolidation of Associated Securities Corp. (“Associated”), Mutual Service Corporation (“MSC”) and Waterstone Financial Group, Inc. (“WFG”), (together, the “Affiliated Entities”).

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
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At March 31, 2011, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At March 31, 2011, the Company did not adjust prices received from the independent third-party pricing services.
Other Assets — The Company’s other assets include deferred compensation plan assets that are invested in money market funds and mutual funds which are actively traded and valued based on quoted market prices in active markets.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Accounts Payable and Accrued Liabilities — The Company’s accounts payable and accrued liabilities include contingent consideration from the NRP acquisition. See Note 3 for more information regarding the acquisition and related contingent consideration.
Interest Rate Swaps — The Company’s interest rate swaps are not traded on a market exchange; therefore, the fair values are determined using externally developed valuation models which include assumptions about the London Interbank Offered Rate (“LIBOR”) yield curve at interim reporting dates as well as counterparty credit risk and the Company’s own non-performance risk.
There have been no transfers of assets or liabilities between fair value measurement classifications during the three months ended March 31, 2011.
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2011 (in thousands):

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
At March 31, 2011:
Assets
Cash equivalents	$431,992	$—	$—	$431,992
Securities owned — trading:
Money market funds	275	—	—	275
Mutual funds	7,558	—	—	7,558
Equity securities	94	—	—	94
Debt securities	—	400	—	400
U.S. treasury obligations	1,010	—	—	1,010
Certificates of deposit	—	117	—	117

Total securities owned — trading	8,937	517	—	9,454

Other assets	21,178	—	—	21,178

Total assets at fair value	$462,107	$517	$—	$462,624

Liabilities
Securities sold but not yet purchased:
Mutual funds	$2,435	$—	$—	$2,435
Equity securities	28	—	—	28
Debt securities	—	56	—	56
Certificates of deposit	—	26	—	26

Total securities sold but not yet purchased	2,463	82	—	2,545

Interest rate swaps	—	5,135	—	5,135

Total liabilities at fair value	$2,463	$5,217	$—	$7,680

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The amortized cost, gross unrealized gains and fair value of securities held-to-maturity were as follows (in thousands):

		Gross
	Amortized	Unrealized
	Cost	Gains	Fair Value
At March 31, 2011:
U.S. government notes	$11,660	$53	$11,713

At December 31, 2010:
U.S. government notes	$9,563	$69	$9,632

The maturities of securities held-to-maturity at March 31, 2011 were as follows (in thousands):

	Within 1 Year	1-3 Years	Total
U.S. government notes — at amortized cost	$7,385	$4,275	$11,660

U.S. government notes — at fair value	$7,410	$4,303	$11,713

7. Goodwill and Intangible Assets
A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2010	$1,293,366
Acquisition of NRP (Note 3)	11,133	(1)

Balance at March 31, 2011	$1,304,499

(1)	This is a provisional amount and is subject to change.
The components of intangible assets as of March 31, 2011 and December 31, 2010 are as follows (dollars in thousands):

	Weighted	Gross		Net
	Average Life	Carrying	Accumulated	Carrying
	Remaining	Value	Amortization	Value
At March 31, 2011:
Definite-lived intangible assets:
Advisor and financial institution relationships	14.0	$462,504	$(123,023)	$339,481
Product sponsor relationships	14.7	234,920	(58,321)	176,599
Client relationships	11.9	7,360	(919)	6,441

Total definite-lived intangible assets		$704,784	$(182,263)	$522,521

Indefinite-lived intangible assets:
Trademark and trade name				39,819

Total intangible assets				$562,340

At December 31, 2010:
Definite-lived intangible assets:
Advisor and financial institution relationships		$458,424	$(116,687)	$341,737
Product sponsor relationships		231,930	(55,255)	176,675
Client relationships		2,630	(784)	1,846

Total definite-lived intangible assets		$692,984	$(172,726)	$520,258

Indefinite-lived intangible assets:
Trademark and trade name				39,819

Total intangible assets				$560,077

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Total amortization expense of intangible assets was $9.5 million and $9.3 million for the three months ended March 31, 2011 and 2010, respectively. Amortization expense for each of the fiscal years ended December 2011 (remainder) through 2015 and thereafter is estimated as follows (in thousands):

2011 — remainder	$29,068
2012	38,395
2013	37,685
2014	37,597
2015	36,830
Thereafter	342,946

Total	$522,521

8. Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 35%, primarily as a result of state taxes, settlement contingencies and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 39.9% and 42.9% for the three months ended March 31, 2011 and 2010, respectively. The decrease in the effective tax rate is primarily related to a change in California’s income sourcing rules that took effect on January 1, 2011.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As a result of certain realization requirements of ASC Topic 718, Compensation—Stock Compensation, deferred tax assets and liabilities exclude certain federal and state net operating loss carryforwards and other federal credit carryforwards that arose directly from tax deductions related to equity compensation in excess of share-based compensation recognized for financial reporting. During the three months ended March 31, 2011, the Company recorded an increase in additional paid-in capital of $36.0 million, as some of these tax carryforwards were used to reduce income taxes payable. To the extent that the Company utilizes the remaining tax attributes in the future to reduce income taxes payable, the Company will record an increase to additional paid-in capital of $19.3 million.
9. Indebtedness
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
As of March 31, 2011 and December 31, 2010, the Company was in compliance with such covenants. The Company may voluntarily repay outstanding loans under its senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.
On January 31, 2011, the Company repaid $40.0 million of term loans under its senior secured credit facilities using net proceeds received in its initial public offering, which was completed in the fourth quarter of 2010, as well as other cash on hand.
Senior Secured Credit Facilities — Revolving Line of Credit — On January 25, 2010, the Company amended its senior secured credit facilities to increase the revolving credit facility from $100.0 million to $218.2 million, $10.0 million of which is being used to support the issuance of an irrevocable letter of credit for its subsidiary, The Private Trust Company, N.A. (“PTC”). As a result of the amendment, the Company paid $2.8 million in debt issuance costs, which have been capitalized within the unaudited condensed consolidated statements of financial condition and are being amortized as additional interest expense over the expected term of the related debt agreement. The Company also extended the maturity of a $163.5 million tranche of the revolving credit facility to June 28, 2013, while the remaining $54.7 million tranche retains its original maturity date of December 28, 2011. The tranche maturing in 2013 is priced at LIBOR + 3.50% with a commitment fee of 0.75%. The tranche maturing in 2011 maintains its previous pricing of LIBOR + 2.00% with a commitment fee of 0.375%. There was no outstanding balance on the revolving facility at March 31, 2011 or December 31, 2010.
Bank Loans Payable — The Company maintains two uncommitted lines of credit. One line has an unspecified limit, and is primarily dependent on the Company’s ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. Both lines were utilized in 2010 and 2009; however, there were no balances outstanding at March 31, 2011 or December 31, 2010.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The Company’s outstanding borrowings were as follows (in thousands):

		March 31, 2011			December 31, 2010
			Interest			Interest
	Maturity	Balance	Rate		Balance	Rate
Senior secured term loan:
Hedged with interest rate swaps	6/28/2013	$210,000	2.06	%(1)	$210,000	2.05	%(5)
Unhedged:
2013 Term Loans	6/28/2013	94,867	2.00	%(2)	104,739	2.01	%(6)
2015 Term Loans	6/25/2015	480,685	4.25	%(3)	496,250	4.25	%(7)
2017 Term Loans	6/28/2017	557,594	5.25	%(4)	575,650	5.25	%(8)

Total borrowings		1,343,146			1,386,639
Less current borrowings (maturities within 12 months)		13,971			13,971

Long-term borrowings — net of current portion		$1,329,175			$1,372,668

(1)	As of March 31, 2011, the variable interest rate for the hedged portion of the 2013 Term Loans is based on the three-month LIBOR of 0.31%, plus the applicable interest rate margin of 1.75%.

(2)	As of March 31, 2011, the variable interest rate for the unhedged portion of the 2013 Term Loans is based on the one-month LIBOR of 0.25%, plus the applicable interest rate margin of 1.75%.

(3)	As of March 31, 2011, the variable interest rate for the unhedged portion of the 2015 Term Loans is based on the greater of the one-month LIBOR of 0.25% or 1.50%, plus the applicable interest rate margin of 2.75%.

(4)	As of March 31, 2011, the variable interest rate for the unhedged portion of the 2017 Term Loans is based on the greater of the one-month LIBOR of 0.25% or 1.50%, plus the applicable interest rate margin of 3.75%.

(5)	As of December 31, 2010, the variable interest rate for the hedged portion of the 2013 Term Loans is based on the three-month LIBOR of 0.30%, plus the applicable interest rate margin of 1.75%.

(6)	As of December 31, 2010, the variable interest rate for the unhedged portion of the 2013 Term Loans is based on the one-month LIBOR of 0.26%, plus the applicable interest rate margin of 1.75%.

(7)	As of December 31, 2010, the variable interest rate for the unhedged portion of the 2015 Term Loans is based on the greater of the one-month LIBOR of 0.26% or 1.50%, plus the applicable interest rate margin of 2.75%.

(8)	As of December 31, 2010, the variable interest rate for the unhedged portion of the 2017 Term Loans is based on the greater of the one-month LIBOR of 0.26% or 1.50%, plus the applicable interest rate margin of 3.75%.
The average balance outstanding in the revolving and uncommitted line of credit facilities was approximately $6,000 and $8.2 million for the three months ended March 31, 2011 and 2010, respectively, with a weighted-average interest rate of 1.50% and 1.16%, respectively.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The minimum calendar year payments and maturities of the senior secured borrowings as of March 31, 2011 are as follows (in thousands):

2011 — remainder	$10,478
2012	13,971
2013	310,118
2014	10,800
2015	467,735
Thereafter	530,044

Total	$1,343,146

10. Interest Rate Swaps
An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. The Company uses interest rate swaps to hedge the variability on its floating rate senior secured term loan. The Company is required to pay the counterparty to the agreement fixed interest payments on a notional balance and in turn, receives variable interest payments on that notional balance. Payments are settled quarterly on a net basis.
The following table summarizes information related to the Company’s interest rate swaps as of March 31, 2011 (in thousands):

		Variable
Notional	Fixed	Receive	Fair	Maturity
Balance	Pay Rate	Rate(1)	Value	Date
$145,000	4.83%	0.31%	$(1,644)	June 30, 2011
65,000	4.85%	0.31%	(3,491)	June 30, 2012

$210,000			$(5,135)

(1)	The variable receive rate reset on the last day of the period, based on the applicable three-month LIBOR. The effective rate from December 31, 2010 through March 30, 2011 was 0.30%. As of March 31, 2011, the effective rate was 0.31%.
The interest rate swaps qualify for hedge accounting and have been designated as cash flow hedges against specific payments due on the Company’s senior secured term loan. As of March 31, 2011, the Company assessed the interest rate swaps as being highly effective and expects them to continue to be highly effective. Accordingly, the changes in fair value of the interest rate swaps have been recorded as other comprehensive loss, with the fair value included as a liability on the Company’s unaudited condensed consolidated statements of financial condition. The Company has recorded net unrealized gains of $2.1 million and $3.0 million for the three months ended March 31, 2011 and 2010, respectively, to accumulated other comprehensive loss related to the change in fair value of its interest rate swap agreements. The Company has reclassified $2.4 million and $4.3 million to interest expense from accumulated other comprehensive loss for the three months ended March 31, 2011 and 2010, respectively. Based on current interest rate assumptions and assuming no additional interest rate swap agreements are entered into, the Company expects to reclassify $9.5 million or $5.7 million after tax, from other comprehensive loss as additional interest expense over the next 12 months.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
11. Commitments and Contingencies
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
Future minimum payments under leases, lease commitments and other noncancellable contractual obligations with remaining terms greater than one year as of March 31, 2011 are as follows (in thousands):

2011 — remainder	$23,526
2012	25,565
2013	16,486
2014	9,400
2015	7,157
Thereafter	7,908

Total(1)	$90,042

(1)	Minimum payments have not been reduced by minimum sublease rental income of $6.4 million due in the future under noncancellable subleases.
Total rental expense for all operating leases was $4.2 million and $4.4 million for the three months ended March 31, 2011 and 2010, respectively.
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
Through its subsidiary LPL Financial, the Company provides guarantees to securities clearing houses and exchanges under their standard membership agreements, which require a member to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing houses and exchanges, all other members would be required to meet any shortfall. The Company’s liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these agreements is remote. Accordingly, no liability has been recognized for these transactions.
Loan Commitments — From time to time, the Company makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process. Due to timing differences, the Company may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining the Company, and may be forgivable. The Company had no significant unfunded commitments at March 31, 2011.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Litigation — The Company has been named as a defendant or respondent in various legal actions, including arbitrations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company is unable to predict what the eventual loss or range of loss related to such matters will be. The Company recognizes a legal liability when it believes it is probable a liability has occurred and the amount can be reasonably estimated. Defense costs are expensed as incurred and classified as professional services within the unaudited condensed consolidated statements of operations. When there is indemnification or insurance for legal actions, the Company may defend or settle such matters and subsequently seek reimbursement.
In connection with various acquisitions, and pursuant to the purchase and sale agreements, the Company has received third-party indemnification for certain legal proceedings and claims. These matters have been defended and paid directly by the indemnifying party.
On October 1, 2009, the Company’s subsidiary, LPL Holdings, Inc. (“LPLH”), received written notice from a third-party indemnitor under a certain purchase and sale agreement asserting that it is no longer obligated to indemnify the Company for certain claims under the provisions of the purchase and sale agreement. The Company believed that this assertion was without merit and commenced litigation to enforce its indemnity rights. On November 20, 2009, LPLH and three of its affiliated broker-dealers filed suit to enforce the indemnitor’s performance pursuant to the provisions of the contract. In February 2010, these plaintiffs filed a motion for summary judgment with the court, which was opposed by the third party indemnitor. In May 2010, the court heard oral argument on the motion. In March 2011, the court granted the motion for summary judgment in all respects, denied all counterclaims by the third party indemnitor and awarded attorney fees to the plaintiffs. On March 31, 2011, the court entered judgment granting the motion for summary judgment in all respects, denied all counterclaims by the third party indemnitor and awarded attorney fees to the plaintiffs.
During the third quarter of 2010, the Company settled two arbitrations that involve activities covered under the third-party indemnification agreement described above. In connection with these settlements, the Company has recorded legal expenses of $8.9 million. These legal expenses have been included in professional services within the unaudited condensed consolidated statements of operations. The Company will seek to recover the costs associated with defending and settling these matters, plus other costs incurred on matters that the Company believes are subject to the indemnification. The remaining claims outstanding for which the indemnifying party is disputing its obligation involve alleged damages that are not material to the Company’s unaudited condensed consolidated statements of financial condition, operations or cash flows.
The Company believes, based on the information available at this time, after consultation with counsel, consideration of insurance, if any, and indemnifications provided by the third-party indemnitors, notwithstanding the assertions by an indemnifying party noted in the preceding paragraphs, that the outcomes will not have a material adverse impact on unaudited condensed consolidated statements of financial condition, operations or cash flows.
Other Commitments — As of March 31, 2011, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $345.5 million, which it can sell or repledge. Of this amount, approximately $172.4 million has been pledged or sold as of March 31, 2011; $142.3 million was pledged to banks in connection with unutilized secured margin lines of credit, $15.8 million was pledged to the Options Clearing Corporation, and $14.3 million was loaned to the Depository Trust Company (“DTC”) through participation in its Stock Borrow Program. As of December 31, 2010, the Company had received collateral primarily in connection with client margin loans with a

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
market value of approximately $326.9 million, which it can sell or repledge. Of this amount, approximately $167.4 million has been pledged or sold as of December 31, 2010; $145.8 million was pledged to banks in connection with unutilized secured margin lines of credit, $13.5 million was pledged to the Options Clearing Corporation, and $8.1 million was loaned to the DTC through participation in its Stock Borrow Program.
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
12. Share-Based Compensation
Stock Option and Warrant Plans
Certain employees, advisors, institutions, officers and directors who contribute to the success of the Company participate in the 2010 Omnibus Equity Incentive Plan. Stock options and warrants generally vest in equal increments over a three- to five-year period and expire on the 10th anniversary following the date of grant.
The Company recognizes share-based compensation expense related to employee stock option awards based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized $3.8 million and $2.5 million of share-based compensation related to the vesting of employee stock option awards during the three months ended March 31, 2011 and 2010, respectively, which is included in compensation and benefits on the unaudited condensed consolidated statements of operations. As of March 31, 2011, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $49.9 million, which is expected to be recognized over a weighted-average period of 3.96 years.
The following table presents the weighted-average assumptions used by the Company in calculating the fair value of its employee stock options with the Black-Scholes valuation model that have been granted during the three months ended March 31, 2011 and 2010:

	2011	2010
Expected life (in years)	6.50	6.50
Expected stock price volatility	48.87%	50.32%
Expected dividend yield	—	—
Fair value of options	$17.01	$12.31
Risk-free interest rate	2.80%	2.79%
The Company recognizes share-based compensation expense for stock options and warrants awarded to its advisors and financial institutions based on the fair value of awards at each interim reporting period. The Company recognized $1.0 million and $0.6 million of share-based compensation during the three months ended March 31, 2011 and 2010, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory fees on the unaudited condensed consolidated statements of operations. As of March 31, 2011, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $19.7 million for advisors and financial institutions, which is expected to be

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
recognized over a weighted-average period of 3.86 years.
The following table presents the weighted-average assumptions used by the Company in calculating the fair value of its advisor stock options and financial institution warrants with the Black-Scholes valuation model that have been granted during the three months ended March 31, 2011 and 2010:

	2011	2010
Expected life (in years)	9.82	10.0
Expected stock price volatility	49.54%	54.11%
Expected dividend yield	—	—
Fair value of options	$23.10	$19.76
Risk-free interest rate	3.50%	3.88%
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
The following table summarizes the Company’s activity in its stock option and warrant plans for the three months ended March 31, 2011:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(Years)	(In thousands)
Outstanding — December 31, 2010	10,279,052	$18.12
Granted	483,023	33.93
Exercised	(116,824)	5.41
Forfeited	(132,143)	27.16

Outstanding — March 31, 2011	10,513,108	$18.88	6.58	$178,028

Exercisable — March 31, 2011	5,163,811	$10.02	4.39	$133,195

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The following table summarizes information about outstanding stock options and warrants:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
	Total	Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
At March 31, 2011:
$1.35 — $2.38	3,259,175	2.71	$1.68	3,259,175	$1.68
$10.30 — $19.74	871,126	7.70	18.47	287,598	17.58
$21.60 — $22.08	2,001,600	8.18	22.02	511,940	21.94
$23.02 — $27.80	2,210,004	7.28	26.55	1,105,098	27.10
$30.00 — $34.61	2,171,203	9.75	34.14	—	—

	10,513,108	6.58	$18.88	5,163,811	$10.02

2008 Nonqualified Deferred Compensation Plan
On November 19, 2008, the Company established an unfunded, unsecured deferred compensation plan to permit employees and former employees who held non-qualified stock options issued under the 2005 Stock Option Plan for Incentive Stock Options and 2005 Stock Option Plan for Non-qualified Stock Options that were to expire in 2009 and 2010, to receive stock units under the 2008 Nonqualified Deferred Compensation Plan. Stock units represent the right to receive one share of common stock. Distribution will occur at the earliest of (a) a date in 2012 to be determined by the Board of Directors; (b) a change in control of the Company; or (c) death or disability of the participant. Issuance of stock units, which occurred in December 2008, is not taxable for federal and state income tax purposes until the participant receives a distribution under the deferred compensation plan. At March 31, 2011, the Company had 2,823,452 stock units outstanding under the 2008 Nonqualified Deferred Compensation Plan.
Director Restricted Stock Plan
The Company grants restricted stock awards to its non-employee directors who are in a position to make a significant contribution to the success of the Company. Restricted stock awards vest on the second anniversary of the date of grant and upon termination of service, unvested awards shall immediately be forfeited. On March 4, 2011, the Company issued 12,104 shares of restricted stock awards to certain of its directors at a fair value of $33.05 per share.
A summary of the status of the Company’s restricted stock awards under the Director Plan as of and for the three months ending March 31, 2011 was as follows:

		Weighted Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2011	10,692	$28.30
Granted	12,104	33.05
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2011	22,796	$30.82

The Company accounts for restricted stock awards granted to its non-employee directors by measuring such awards at their grant date fair value. Share-based compensation expense is recognized

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
ratably over the requisite service period, which generally equals the vesting period. Based upon the Company’s history of termination of non-employee directors, management has assumed zero forfeitures for restricted stock awards. The Company recognized $59,000 of share-based compensation related to the vesting of restricted stock awards granted to its directors during the three months ended March 31, 2011, which is included in compensation and benefits on the unaudited condensed consolidated statements of operations. As of March 31, 2011, total unrecognized compensation cost was $0.5 million, which is expected to be recognized over a weighted-average remaining period of 1.72 years.
Share Reservations
As of March 31, 2011, the Company had approximately 9.9 million authorized unissued shares reserved for issuance upon exercise and conversion of outstanding awards.
13. Earnings Per Share
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
A reconciliation of the income used to compute basic and diluted earnings per share for the periods noted was as follows (in thousands):

	For the Three
	Months Ended
	March 31,
	2011	2010
Basic earnings per share:
Net income, as reported	$48,999	$25,554
Less: allocation of undistributed earnings to stock units	(630)	(414)

Net income, for computing basic earnings per share	$48,369	$25,140

Diluted earnings per share:
Net income, as reported	$48,999	$25,554
Less: allocation of undistributed earnings to stock units	(606)	(364)

Net income, for computing diluted earnings per share	$48,393	$25,190

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings per share for the periods noted was as follows (in thousands):

	For the Three
	Months Ended
	March 31,
	2011	2010
Basic weighted average number of shares outstanding	108,807	86,800
Dilutive common share equivalents	4,389	12,145

Diluted weighted average number of shares outstanding	113,196	98,945

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Basic and diluted earnings per share for the periods noted were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010
Basic earnings per share	$0.44	$0.29
Diluted earnings per share	$0.43	$0.25
The computation of diluted earnings per share excluded stock options and warrants to purchase 3,149,811 shares and 4,775,885 shares for the three months ended March 31, 2011 and 2010, respectively, because the effect would have been anti-dilutive.
14. Related Party Transactions
One of the Company’s majority stockholders owns a minority interest in Artisan Partners Limited Partnership (“Artisan”), which pays fees in exchange for product distribution and record-keeping services. During the three months ended March 31, 2011 and 2010, the Company earned $0.7 million and $0.6 million, respectively, in fees from Artisan. Additionally, as of March 31, 2011 and December 31, 2010, Artisan owed the Company $0.7 million and $0.6 million, respectively, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the unaudited condensed consolidated statements of financial condition.
American Beacon Advisor, Inc. (“American Beacon”), a company majority-owned by one of the Company’s majority stockholders, pays fees in exchange for product distribution and record-keeping services. Fees earned for the three months ended March 31, 2011 were immaterial. During the three months ended March 31, 2010, the Company earned $0.1 million in fees from American Beacon.
One of the Company’s majority stockholders owns a minority interest in XOJET, Inc. (“XOJET”), which provides chartered aircraft services. The Company paid $1.0 million for chartered aircraft services during the three months ended March 31, 2011, of which $0.5 million was incurred for travel to advisor conferences and accordingly, was expensed in the current period. The Company paid $0.1 million to XOJET during the three months ended March 31, 2010.
Certain entities affiliated with SunGard Data Systems Inc. (“SunGard”), a company majority-owned by one of the Company’s majority stockholders, provide data center recovery services. The Company paid $0.1 million to SunGard during both the three month periods ended March 31, 2011 and 2010.
Aplifi, Inc. (formerly named Blue Frog Solutions, Inc.) (“Aplifi”), a privately held technology company in which the Company holds an equity interest, provides software licensing for annuity order entry and compliance. The Company paid $0.7 million to Aplifi for such services during both the three month periods ended March 31, 2011 and 2010. As of March 31, 2011 and December 31, 2010, the Company had a payable to Aplifi of $0.1 million and $0.7 million, respectively, which is included in accounts payable and accrued liabilities on the unaudited condensed consolidated statements of financial condition.
15. Net Capital/Regulatory Requirements
The Company’s registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital is calculated for each broker-dealer subsidiary individually. Excess net capital of one broker-dealer

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
subsidiary may not be used to offset a net capital deficiency of another broker-dealer subsidiary. Net capital and the related net capital requirement may fluctuate on a daily basis.
Net capital and net capital requirements for the Company’s broker-dealer subsidiaries as of March 31, 2011 are presented in the following table (in thousands):

		Minimum
	Net	Net Capital	Excess Net
	Capital	Required	Capital
LPL Financial LLC	$130,284	$6,476	$123,808
UVEST Financial Services Group, Inc.	$23,000	$1,678	$21,322
LPL Financial is a clearing broker-dealer and UVEST is an introducing broker-dealer.
In connection with the consolidation of the Affiliated Entities; Associated and WFG have withdrawn their registration with FINRA effective February 5, 2011, and are no longer subject to net capital filing requirements. MSC expects to withdraw its registration with FINRA and has maintained sufficient capital to carry out any remaining activities during the interim. At March 31, 2011, MSC had a net capital of $9.2 million, which was $8.9 million in excess of its minimum required net capital.
PTC is also subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s unaudited condensed consolidated financial statements. As of March 31, 2011 and December 31, 2010, the Company’s registered broker-dealers and PTC have met all capital adequacy requirements to which it is subject.
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
16. Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk
LPL Financial’s client securities activities are transacted on either a cash or margin basis. In margin transactions, LPL Financial extends credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client’s account. As clients write options contracts or sell securities short, LPL Financial may incur losses if the clients do not fulfill their obligations and the collateral in the clients’ accounts is not sufficient to fully cover losses that clients may incur from these strategies. To control this risk, LPL Financial monitors margin levels daily and clients are required to deposit additional collateral, or reduce positions, when necessary.
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
LPL Financial may at times hold equity securities on both a long and short basis that are recorded on the unaudited condensed consolidated statements of financial condition at market value. While long inventory positions represent LPL Financial’s ownership of securities, short inventory positions represent obligations of LPL Financial to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, both long and short inventory positions may result in losses or gains to LPL Financial as market values of securities fluctuate. To mitigate the risk of losses, long and short positions are marked-to-market daily and are continuously monitored by LPL Financial.
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
The Affiliated Entities were engaged in buying and selling securities and other financial instruments for clients of advisors. Such transactions were introduced and cleared through a third-party clearing firm on a fully disclosed basis. These firms no longer conduct such activities. The registered representatives and their client accounts have transitioned to LPL Financial or to new firms.
17. Subsequent Events
On April 4, 2011, the Company received $55.3 million and $42.9 million, respectively, for refunds of federal taxes paid in 2009 and 2008 in connection with the IPO.
On April 20, 2011, the Company announced its intent to acquire Concord Capital Partners (“Concord Wealth Management”) and certain of its subsidiaries. Concord Wealth Management is an industry leader in providing technology and open architecture investment management solutions for trust departments of financial institutions. Through this acquisition, LPL Financial will have the ability to support both the brokerage and trust business lines of current and prospective financial institutions. The acquisition will also create new expansion opportunities such as giving the Company the ability to custody personal trust assets within banks across the country.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We provide an integrated platform of proprietary technology, brokerage and investment advisory services to over 12,500 independent financial advisors and financial advisors at financial institutions (our “advisors”) across the country, enabling them to successfully service their retail investors with unbiased, conflict-free financial advice. In addition, we support over 4,000 financial advisors with customized clearing, advisory platforms and technology solutions. Our singular focus is to support our advisors with the front, middle and back-office support they need to serve the large and growing market for independent investment advice, particularly in the mass affluent market. We believe we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services and full open architecture access to leading financial products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting or market making.
For over 20 years we have served the independent advisor market. We currently support the largest independent advisor base and we believe we are the fourth largest overall advisor base in the United States as of December 31, 2010. Through our advisors, we are also one of the largest distributors of financial products in the United States. Our scale is a substantial competitive advantage and enables us to more effectively attract and retain advisors. Our unique model allows us to invest more resources in our advisors, increasing their revenues and creating a virtuous cycle of growth. We are headquartered in Boston and currently have over 2,600 employees across our locations in Boston, Charlotte and San Diego.
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
Commissions. Transaction-based commission revenues represent gross commissions generated by our advisors, primarily from commissions earned on the sale of various financial products such as fixed and variable annuities, mutual funds, general securities, fixed income, alternative investments and insurance and can vary from period to period based on the overall economic environment, number of trading days in the reporting period and investment activity of our advisors’clients. We also earn trailing commission type revenues (a commission that is paid over time, such as 12(b)-1 fees) on mutual funds and variable annuities held by clients of our advisors. Trail commissions are recurring in nature and are earned based on the current market value of investment holdings.
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
•	Asset-Based Fees. Asset-based fees are comprised of fees from cash sweep programs, our financial product manufacturer sponsorship programs, and omnibus processing and networking services. Pursuant to contractual arrangements, uninvested cash balances in our advisors’ client accounts are swept into either insured deposit accounts at various banks or third-party money market funds, for which we receive fees, including administrative and record-keeping fees based on account type and the invested balances. In addition, we receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales-force education and training efforts. We also earn fees on mutual fund assets for which we provide administrative and record-keeping services. Our networking fees represent fees paid to us by mutual fund and annuity product manufacturers in exchange for administrative and record-keeping services that we provide to clients of our advisors. Networking fees are correlated to the number of positions we administer, not the value of assets under administration.

•	Transaction and Other Fees. Revenues earned from transaction and other fees primarily consist of transaction fees and ticket charges, subscription fees, IRA custodian fees, contract and license fees, conference fees and small/inactive account fees. We charge fees to our advisors and their clients for executing transactions in brokerage and fee-based advisory accounts. We earn subscription fees for the software and technology services provided to our advisors and on IRA custodial services that we provide for their client accounts. We charge monthly administrative fees to our advisors. We charge fees to financial product manufacturers for participating in our training and marketing conferences and fees to our advisors and their clients for accounts that do not meet certain specified thresholds of size or activity. In addition, we host certain advisor conferences that serve as training, sales and marketing events in our first and third fiscal quarters and as a result, we anticipate higher transaction and other fees resulting from the collection of revenues from sponsors and advisors, in comparison to other periods.

•	Interest and Other Revenue. Other revenue includes marketing re-allowances from certain financial product manufacturers as well as interest income from client margin accounts and cash equivalents, net of operating interest expense.
Our Operating Expenses
•	Production Expenses. Production expenses are comprised of the following: gross commissions and advisory fees that are earned and paid out to advisors based on the sale of various products and services; production bonuses for achieving certain levels of production; recognition of share-based compensation expense from stock options and warrants granted to advisors and financial institutions based on the fair value of the awards at each interim reporting period; amounts designated by advisors as deferred commissions in a non-qualified deferred compensation plan that are marked to market at each interim reporting period; and brokerage, clearing and exchange fees. We refer to these expenses as the production “payout”. Substantially all of the production payout is variable and correlated to the revenues generated by each advisor.

•	Compensation and Benefits Expense. Compensation and benefits expense includes salaries and wages and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

•	General and Administrative Expenses. General and administrative expenses include promotional fees, occupancy and equipment, communications and data processing, regulatory fees, travel and entertainment and professional services. We host certain advisor conferences that serve as training, sales and marketing events in our first and third fiscal quarters and as a result, we anticipate higher general and administrative expenses in comparison to other periods.

•	Depreciation and Amortization Expense. Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets represent significant intangible assets established through our acquisitions, as well as fixed assets which include internally developed software, hardware, leasehold improvements and other equipment.

•	Restructuring Charges. Restructuring charges represent expenses incurred as a result of our 2009 consolidation of the Affiliated Entities and our 2011 consolidation of UVEST.

•	Other Expenses. Other expenses include bank fees, other taxes, bad debt expense and other miscellaneous expenses.
How We Evaluate Growth
We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics as of and for the three months ended March 31, 2011 and 2010 are as follows:

	March 31,
	2011	2010	% Change
	(unaudited)
Business Metrics
Advisors(1)	12,554	12,026	4.4%
Advisory and brokerage assets (in billions)(2)	$330.1	$284.6	16.0%
Advisory assets under management (in billions)(3)	$99.7	$81.0	23.1%
Net new advisory assets (in billions)(4)	$3.7	$1.4	164.3%
Insured cash account balances (in billions)(3)	$12.3	$11.4	7.9%
Money market account balances (in billions)(3)	$6.9	$6.7	3.0%

Financial Metrics
Revenue growth from prior period	17.5%	15.6%
Recurring revenue as a % of net revenue(5)	60.2%	60.1%
Gross margin (in millions)(6)	$269.5	$230.2
Gross margin as a % of net revenue(6)	30.8%	31.0%
Net income (in millions)	$49.0	$25.6
Adjusted EBITDA (in millions)	$124.3	$105.5
Adjusted Earnings (in millions)	$59.4	$41.1
Earnings per share (diluted)	$0.43	$0.25
Adjusted Earnings per share (diluted)	$0.52	$0.42

(1)	Advisors are defined as those investment professionals who are licensed to do business with our broker-dealer subsidiaries.

(2)	Advisory and brokerage assets are comprised of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition.

(3)	Advisory assets under management, insured cash account balances and money market account balances are components of advisory and brokerage assets.

(4)	Represents net new advisory assets that are custodied in the Company’s fee-based advisory platforms.

(5)	Recurring revenue is derived from sources such as advisory fees, asset-based fees, trailing commission fees, fees related to our cash sweep programs, interest earned on margin accounts and technology and service fees.

(6)	Gross margin is calculated as net revenues less production expenses. Production expenses consist of the following expense categories from our consolidated statements of operations: (i) commissions and advisory fees and (ii) brokerage, clearing and exchange. All other expense categories, including depreciation and amortization, are considered general and administrative in nature. Because our gross margin amounts do not include any depreciation and amortization expense, our gross margin amounts may not be comparable to those of others in our industry.
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
We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported GAAP results, provides useful information to investors regarding our performance and overall results of operations for the following reasons:
•	because non-cash equity grants made to employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, stock-based compensation expense is not a key measure of our operating performance and

•	because costs associated with acquisitions and the resulting integrations, debt refinancing, restructuring and conversions can vary from period to period and transaction to transaction, expenses associated with these activities are not considered a key measure of our operating performance.
We use Adjusted EBITDA:
•	as a measure of operating performance;

•	for planning purposes, including the preparation of budgets and forecasts;

•	to allocate resources to enhance the financial performance of our business;

•	to evaluate the effectiveness of our business strategies;

•	in communications with our board of directors concerning our financial performance and

•	as a factor in determining employee and executive bonuses

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
Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•	Adjusted EBITDA does not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs and

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt

•	Adjusted EBITDA can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments, limiting its usefulness as a comparative measure
Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the GAAP results and using Adjusted EBITDA as supplemental information.
Set forth below is a reconciliation from our net income to Adjusted EBITDA for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three
	Months Ended
	March 31,
	2011	2010
	(unaudited)
Net income	$48,999	$25,554
Interest expense	18,172	24,336
Income tax expense	32,559	19,162
Amortization of purchased intangible assets and software(1)	9,537	14,111
Depreciation and amortization of all other fixed assets	8,628	11,479

EBITDA	117,895	94,642
EBITDA Adjustments:
Share-based compensation expense(2)	3,860	2,536
Acquisition and integration related expenses(3)	1,416	140
Restructuring and conversion costs(4)	835	7,979
Debt amendment and extinguishment costs(5)	—	121
Equity issuance and related offering costs	292	—
Other(6)	33	39

Total EBITDA Adjustments	6,436	10,815

Adjusted EBITDA	$124,331	$105,457

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 and our previous acquisitions.

(2)	Represents share-based compensation expense related to vested stock options awarded to employees and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.

(3)	Represents acquisition and integration costs resulting from various acquisitions.

(4)	Represents organizational restructuring charges and conversion and other related costs incurred resulting from the 2009 consolidation of the Affiliated Entities and the 2011 consolidation of UVEST.

(5)	Represents debt amendment costs incurred in 2010 for amending and restating our credit agreement to establish a new term loan tranche and to extend the maturity of an existing tranche on our senior credit facilities.

(6)	Represents other taxes.
Adjusted Earnings and Adjusted Earnings per share
Adjusted Earnings represents net income before: (a) share-based compensation expense, (b) amortization of intangible assets and software, a component of depreciation and amortization resulting from our merger transaction in 2005 and our 2007 acquisitions, (c) acquisition and integration related expenses, (d) restructuring and conversion costs, (e) debt amendment and extinguishment costs (f) equity issuance and related offering costs and (g) other. Reconciling items are tax effected using the income tax rates in effect for the applicable period, adjusted for any potentially non-deductible amounts.
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
We believe that Adjusted Earnings and Adjusted Earnings per share, viewed in addition to, and not in lieu of, our reported GAAP results provide useful information to investors regarding our performance and overall results of operations for the following reasons:
•	because non-cash equity grants made to employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, stock-based compensation expense is not a key measure of our operating performance;

•	because costs associated with acquisitions and related integrations, debt refinancing, restructuring and conversions, and equity issuance and related offering costs can vary from period to period and transaction to transaction, expenses associated with these activities are not considered a key measure of our operating performance and

•	because amortization expenses can vary substantially from company to company and from period to period depending upon each company’s financing and accounting methods, the fair value and average expected life of acquired intangible assets and the method by which assets were acquired, the amortization of intangible assets obtained in acquisitions are not considered a key measure in comparing our operating performance.
Since 2010, we have used Adjusted Earnings for internal management reporting and evaluation purposes. We also believe Adjusted Earnings and Adjusted Earnings per share are useful to investors in evaluating our operating performance because securities analysts use them as supplemental measures to evaluate the overall performance of companies, and our investor and analyst presentations include Adjusted Earnings and Adjusted Earnings per share.
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
The following table sets forth a reconciliation of net income to Adjusted Earnings and Adjusted Earnings per share (in thousands, except per share data):

	For the Three
	Months Ended
	March 31,
	2011	2010
	(unaudited)
Net income	$48,999	$25,554
After-Tax:
EBITDA Adjustments(1)
Share-based compensation expense(2)	2,901	2,010
Acquisition and integration related expenses	874	85
Restructuring and conversion costs	515	4,823
Debt amendment and extinguishment costs	—	73
Equity issuance and related offering costs	180	—
Other	20	24

Total EBITDA Adjustments	4,490	7,015

Amortization of purchased intangible assets and software(1)	5,884	8,530

Adjusted Earnings	$59,373	$41,099

Adjusted Earnings per share(3)	$0.52	$0.42
Weighted average shares outstanding — diluted(4)	113,196	98,945

(1)	EBITDA Adjustments and amortization of purchased intangible assets and software have been tax effected using a federal rate of 35.0% and the applicable effective state rate which was 3.30% for the three month period ended March 31, 2011 and 4.55% for the corresponding period in 2010, net of the federal tax benefit. In April 2010, a step up in basis of $89.1 million for internally developed software that was established at the time of the 2005 merger transaction became fully amortized, resulting in lower balances of intangible assets that are amortized.

(2)	Represents the after-tax expense of non-qualified stock options in which we receive a tax deduction upon exercise, and the full expense impact of incentive stock options granted to employees that have vested and qualify for preferential tax treatment and conversely, we do not receive a tax deduction. Share-based compensation for vesting of incentive stock options was $1.4 million and $1.2 million, respectively, for the three months ended March 31, 2011 and 2010.

(3)	Represents Adjusted Earnings divided by weighted average number of shares outstanding on a fully diluted basis. Set forth is a reconciliation of earnings per share on a fully diluted basis as calculated in accordance with GAAP to Adjusted Earnings per share:

	For the Three
	Months Ended
	March 31,
	2011	2010
	(unaudited)
Earnings per share — diluted	$0.43	$0.25
Adjustment for allocation of undistributed earnings to stock units	—	0.01
After-Tax:
EBITDA Adjustments per share	0.04	0.07
Amortization of purchased intangible assets and software per share	0.05	0.09

Adjusted Earnings per share	$0.52	$0.42

(4)	Weighted average shares outstanding on a fully diluted basis increased from 98.9 million shares as of March 31, 2010 to 113.2 million shares as of March 31, 2011, due to the successful completion of our IPO in the fourth quarter of 2010. The increase is attributed to the release of the restriction of approximately 7.4 million shares of common stock upon closing of our IPO in the fourth quarter of 2010, the issuance of approximately 1.5 million shares of common stock by the Company pursuant to the over-allotment option granted to the underwriters in connection with the IPO, and shares that were issued upon exercise of options by selling stockholders in connection with the IPO, net of any shares retired to satisfy the exercise price in a cashless exercise.

The following table reflects pro-forma Adjusted Earnings per share and growth in pro-forma Adjusted Earnings per share, assuming weighted average shares outstanding on a fully diluted basis as of March 31, 2011 was also outstanding as of March 31, 2010 (in thousands, except per share data):

	For the Three
	Months Ended
	March 31,
	2011	2010	% Change
	(unaudited)
Adjusted Earnings	$59,373	$41,099
Weighted average shares outstanding—diluted as of March 31, 2011	113,196	113,196

Pro-forma Adjusted Earnings per share	$0.52	$0.36	44.4%

Acquisitions, Integrations and Divestitures
Acquisition of National Retirement Partners Inc.
On July 14, 2010, we announced a definitive agreement to acquire certain assets of NRP. NRP’s advisors offer products and services to retirement plan sponsors and participants and comprehensive financial services to high net worth individuals. This strategic acquisition will further enhance our capabilities and presence in the group retirement plan space. Our existing advisors will benefit from growth opportunities, as well as IRA rollovers and other retirement related services and solutions.
The transaction closed on February 9, 2011, and accordingly 206 advisors previously registered with NRP transferred their securities and advisory licenses and registrations to LPL Financial. Additionally, approximately 3,800 client accounts with advisory and brokerage assets of $564.3 million were converted from NRP’s former clearing firm to LPL Financial. For the three months ended March 31, 2011, revenues and gross margin attributed to the NRP acquisition were $9.1 million and $1.1 million, respectively.
We paid $16.7 million at the closing of the transaction, and $3.6 million of additional funds remain in an escrow account to be paid to former shareholders of NRP within ninety days following the transaction date. Additionally, we may be required to pay future consideration that is contingent upon the achievement of certain revenue-based milestones in the third year after acquisition. Including the provisional contingent consideration, the total consideration for the acquisition was approximately $22.7 million. Transaction costs associated with the acquisition of certain assets of NRP totaling $3.5 million were expensed as incurred through other expense in the unaudited condensed consolidated statements of operations. Of these transaction costs $1.2 million were incurred during the three months ending March 31, 2011.
Consolidation of UVEST Financial Services Group, Inc.
On March 14, 2011, we committed to a corporate restructuring plan to enhance our service offering, while generating efficiencies. The restructuring plan will consolidate the operations of our subsidiary, UVEST with those of LPL Financial. In connection with the consolidation, certain registered representatives currently associated with UVEST will move to LPL Financial through a transfer of their licenses. The transfers are expected to be completed in stages, with the first stage commencing in June 2011, and the final stage to be completed by December 2011. Following the transfer of registered representatives and client accounts to LPL Financial, all registered representatives and client accounts that transferred shall then be associated with LPL Financial. In addition, UVEST will terminate its clearing relationship with a third-party clearing firm.
We anticipate recording pre-tax charges of $52.7 million over the course of the restructuring plan, including a non-cash impairment charge of $5.6 million. These charges are comprised of estimated charges of $28.7 million in expenditures principally relating to the conversion and transfer of registered representatives and client accounts from UVEST to LPL Financial, $11.4 million of contract termination fees and $7.0 million of advisor retention and related benefits.
These restructuring activities are expected to be completed by the end of 2011. We expect this restructuring will improve pre-tax profitability by approximately $10 million to $12 million per year beginning in 2012 by creating operational efficiencies and revenue opportunities.

Acquisition of Concord Capital Partners
On April 20, 2011, we announced our intent to acquire Concord Wealth Management and certain of its subsidiaries. Concord Wealth Management is an industry leader in providing technology and open architecture investment management solutions for trust departments of financial institutions. Concord Wealth Management has over $10.0 billion in assets under administration. Through this acquisition, LPL Financial will have the ability to support both the brokerage and trust business lines of current and prospective financial institutions. The acquisition will also create new expansion opportunities such as giving us the ability to custody personal trust assets within banks across the country.
Economic Overview and Impact of Financial Market Events
The steady recovery of the equity markets from the market lows that occurred in March of 2009 entered its third year during the first quarter of 2011. The overall market and economic conditions in the United States have improved substantially from their lowest points in 2009; however, significant uncertainty about the sustainability of growth remains with overall employment levels low and housing prices unsteady. While the general direction of the equity markets has been up for the last two years, the markets have experienced brief and sharp contractions during this time in response to uncertainties arising from global economic and political developments. During these periods of uncertainty, concerns about economic prospects have led to periods of reduced investor activities.
For the first three months of 2011, the equity markets continued to have a positive performance relative to the comparable prior year period. This improvement is reflected in the daily S&P 500, which averaged 1,303 during the first quarter of 2011, 15.9% above the comparable prior year period. This rebound has positively influenced our advisory and brokerage assets and improved those revenue sources which are directly driven by asset-based pricing. Despite the recovery of the markets from the low points in 2009, the equity markets remain below levels attained prior to the 2008-2009 crash. The S&P 500 daily average in the first quarter of 2011, while well ahead of the average for the first quarter of 2010, remains 13.0% below the pre-crash high of 1,497 in the second quarter of 2007.
In response to the market turbulence and overall economic environment, the central banks, including the Federal Reserve, have maintained historically low interest rates. The average effective rate for federal funds was 0.15% in the first quarter of 2011, a slight increase from the average of 0.13% for the first quarter of 2010. During the first quarter of 2011, the quantitative easing program introduced by the Federal Reserve resulted in a decline in the average effective rate on a sequential quarter basis of 4 basis points. The low interest rate environment negatively impacts our revenues from client assets in our cash sweep programs.
As a result of the uncertainties in the market and weak investor confidence following the 2008-2009 crash, our revenues from sales of investment products and from transactions have been slowly recovering to their pre-crash levels. Our results for the first quarter of 2011 reflect the first sustained expansions of investment activities and volumes since early in 2008. This re-engagement of investors is reflected, in part, in our commission revenues, which reached $451.9 million in the first quarter, surpassing our previous quarterly high of $441.2 million in the second quarter of 2008. Advisory fees and transactions and other fees also hit record highs of $244.1 million and $73.7 million, respectively, for the for the first quarter of 2011, compared to previous highs of $226.4 million and $70.2 million in the fourth quarter of 2010 and the third quarter of 2010.
While our business has improved as a result of the more favorable environment, our outlook remains cautiously optimistic and we continue to attempt to mitigate the impact of financial market events on our earnings with a strategic focus on attractive growth opportunities such as business development from attracting new advisors and through expense management activities.

Results of Operations
The following discussion presents an analysis of our results of operations for the three months ended March 31, 2011 and 2010. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended
	March 31,
	2011	2010	% Change
	(In thousands)
Revenues
Commissions	$451,877	$388,972	16.2%
Advisory fees	244,087	206,330	18.3%
Asset-based fees	89,823	71,450	25.7%
Transaction and other fees	73,749	67,363	9.5%
Other	14,333	9,291	54.3%

Net revenues	873,869	743,406	17.5%

Expenses
Production	604,327	513,202	17.8%
Compensation and benefits	84,142	73,575	14.4%
General and administrative	64,282	53,237	20.7%
Depreciation and amortization	18,165	25,590	(29.0)%
Restructuring charges	537	3,949	(86.4)%
Other	2,686	4,801	(44.1)%

Total operating expenses	774,139	674,354	14.8%

Non-operating interest expense	18,172	24,336	(25.3)%
Total expenses	792,311	698,690	13.4%

Income before provision for income taxes	81,558	44,716	82.4%
Provision for income taxes	32,559	19,162	69.9%

Net income	$48,999	$25,554	91.7%

Revenues
Commissions
The following table sets forth our commission revenue by product category included in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	% Total	2010	% Total	Change	% Change
Variable annuities	$195,077	43.2%	$155,692	40.0%	$39,385	25.3%
Mutual funds	118,157	26.1%	115,001	29.6%	3,156	2.7%
Fixed annuities	42,751	9.5%	33,888	8.7%	8,863	26.2%
Alternative investments	27,976	6.2%	20,018	5.1%	7,958	39.8%
Equities	27,836	6.2%	24,106	6.2%	3,730	15.5%
Fixed income	23,483	5.2%	21,012	5.4%	2,471	11.8%
Insurance	15,941	3.5%	18,678	4.8%	(2,737)	(14.7)%
Other	656	0.1%	577	0.2%	79	13.7%

Total commission revenue	$451,877	100.0%	$388,972	100.0%	$62,905	16.2%

Commission revenue increased by $62.9 million, or 16.2%, for the three months ended March 31, 2011 compared with 2010. The increase was primarily due to an increase in sales-based commissions as a result of greater commission-based products activity. Sales-based commissions from more market sensitive products such as variable annuities, mutual funds and alternative investments experienced an increase over the prior year period due to increasing investor confidence. Sales of certain financial products with more predictable cash flows such as insurance, which typically increase during periods of financial uncertainty, decreased during this period, consistent with the market’s recovery. In addition, trail-based commission also increased due to improved market conditions as well as growth in assets eligible for trail payment.
Advisory Fees
Advisory fees increased by $37.8 million, or 18.3%, for the three months ended March 31, 2011 compared with 2010. The increase was primarily due to the effect of the rebounding market, which resulted in a significant increase in the value of client assets in advisory programs, as well as net new advisory assets. For the three months ended March 31, 2011, the S&P 500 index averaged 1,303, up 15.9% from the average of 1,124 for the three months ended March 31, 2010. Our advisory assets under management increased 23.1% from $81.0 billion at March 31, 2010 to $99.7 billion at March 31, 2011.
The following table summarizes the activity within our advisory assets under management for the three months ended March 31, 2011 and 2010 (in billions):

	2011	2010
Beginning balance at January 1	$93.0	$77.2
Net new advisory assets	3.7	1.4
Market impacts	3.0	2.4

Ending balance at March 31	$99.7	$81.0

Asset-Based Fees
Asset-based fees increased by $18.4 million, or 25.7%, for the three months ended March 31, 2011 compared with 2010. Revenues from product sponsors and for record-keeping services, which are largely based on the underlying asset values, increased due to the impact of the market’s recovery on the value of those underlying assets and net new sales of eligible assets. The average S&P 500 index increased 15.9% from the three months ended March 31, 2010 to the three months ended March 31, 2011. In addition, revenues from our cash sweep programs increased by $5.6 million, or 21.5%, to $31.7 million for the three months ended March 31, 2011 from $26.1 million for the three months ended March 31, 2010. This was driven by an increase in the interest rate as reflected by the average effective federal funds rate and its influence on fees associated with assets in our cash sweep programs. In addition, the effective federal funds rate averaged 0.15% for the three months ended March 31, 2011 compared to 0.13% for the three months ended March 31, 2010. Assets in our cash sweep programs averaged $18.9 billion and $18.4 billion for the three months ended March 31, 2011 and 2010, respectively.
Transaction and Other Fees
Transaction and other fees, which include fees from advisors and their client accounts for various processing, technology and account services increased by $6.4 million, or 9.5%, for the three months ended March 31, 2011 compared with 2010. Transactional revenues increased by $4.2 million due to increased volumes in investment activities and related transactional volumes in mutual fund, general securities, fixed income and advisory products. Other fees also increased due to higher advisor counts and client account growth.
Other Revenue
Other revenue increased by $5.0 million, or 54.3%, for the three months ended March 31, 2011 compared with 2010. The increase was primarily attributed to higher direct investment marketing allowances received from product sponsors, largely based on sales volumes, as well as higher unrealized mark-to-market gains in securities owned and certain other assets.

Expenses
Production Expenses
Production expenses increased by $91.1 million, or 17.8%, for the three months ended March 31, 2011 compared with 2010. This increase was correlated with our commission and advisory revenues, which increased by 16.9% during the same period. Our production payout averaged 85.4% for the three months ended March 31, 2011 and 84.8% for the three months ended March 31, 2010. The modest increase in payout rates from the first quarter of 2010 to the comparable period of 2011 is due primarily to the conversion of certain managed representatives. This change occurred in the third quarter of last year. The change in status of these individuals resulted in an increase in production expenses and a decrease in compensation expense.
Compensation and Benefits
Compensation and benefits increased by $10.6 million, or 14.4%, for the three months ended March 31, 2011 compared with 2010. The increase was due to increased staffing to support higher levels of advisor and client activities, an increase in wages and related employee benefits for existing employee levels, and the recognition of share-based compensation for stock options awarded to employees based on the grant date fair value. Our average number of full-time employees increased 6.6% from 2,464 for the three months ended March 31, 2010 to 2,627 for the three months ended March 31, 2011.
General and Administrative Expenses
General and administrative expenses increased by $11.0 million, or 20.7%, for the three months ended March 31, 2011 compared with 2010. The increase was due primarily to $3.4 million in business development and other promotional expenses, $2.7 million increase in advisor conferences and travel related expenses and $1.0 million in licensing fees and software.
Depreciation and Amortization
Depreciation and amortization expense decreased by $7.4 million, or 29.0%, for the three months ended March 31, 2011 compared with 2010. The decrease in the three month periods was primarily attributed to a step up in basis of $89.1 million in our internally developed software that was established at the time of our 2005 merger transaction and became fully amortized in April 2010. We recorded $4.8 million in amortization expense for these assets for the three months ended March 31, 2010.
Restructuring Charges
Restructuring charges were $0.5 million for the three months ended March 31, 2011, and relate primarily to technology costs and other expenditures incurred for the anticipated conversion and transfer of advisors and their client accounts from UVEST to LPL Financial, which is expected to begin in the second quarter of 2011.
Restructuring charges were $3.9 million for the three months ended March 31, 2010, which included charges incurred for severance and termination benefits of $1.8 million, contract termination costs of $0.4 million, asset impairment write-offs of $0.2 million and $1.5 million in other expenditures principally relating to the conversion and transfer of registered representatives and client accounts from the Affiliated Entities to LPL Financial.

Other Expenses
Other expenses decreased by $2.1 million, or 44.1%, for the three months ended March 31, 2011 compared with 2010. Included in other expense for the three months ended March 31, 2010 is $2.1 million of charges covered under a third-party indemnification agreement whereby the indemnitor is disputing its obligation. Refer to Litigation in Note 11 within the unaudited condensed consolidated financial statements for additional details regarding this matter.
Interest Expense
Interest expense includes non-operating interest expense for our senior secured credit facilities. Interest expense for the three months ended March 31, 2010, also includes non-operating interest expense for our senior unsecured subordinated notes, which we redeemed in May 2010.
Interest expense decreased by $6.2 million, or 25.3%, for the three months ended March 31, 2011 compared with 2010. The reduction in interest expense for the three months ended March 31, 2011 is attributed to our debt refinancing in the second quarter of 2010, which included the redemption of our senior unsecured subordinated notes, resulting in a lower cost of borrowing. Additionally, on January 31, 2011, we repaid $40.0 million of term loans under our senior secured credit facilities using net proceeds received in our IPO, as well as other cash on hand.
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
During the three months ended March 31, 2011, we recorded income tax expense of $32.6 million compared with an income tax expense of $19.2 million for the three months ended March 31, 2010. Our effective income tax rate was 39.9% and 42.9% for the three months ended March 31, 2011 and 2010, respectively. The decrease in the effective tax rate is primarily related to a change in California’s income sourcing rules that took effect on January 1, 2011.
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

A summary of changes in cash flow data is provided as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net cash flows (used in) provided by:
Operating activities	$189,457	$(86,022)
Investing activities	(5,577)	(3,775)
Financing activities	(6,504)	35,964

Net increase (decrease) in cash and cash equivalents	177,376	(53,833)
Cash and cash equivalents — beginning of period	419,208	378,594

Cash and cash equivalents — end of period	$596,584	$324,761

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.
Net cash provided by (used in) operating activities includes net income adjusted for non-cash expenses such as depreciation and amortization, restructuring charges, share-based compensation, deferred income tax provision and changes in operating assets and liabilities. Net cash provided by operating activities was $189.5 million for the three months ended March 31, 2011, compared to net cash used in operating activities of $86.0 million for the three months ended March 31, 2010. The increases in net cash provided by operating activities arise from increases in net income, net reductions in income taxes receivable and in cash provided by client activity. Net cash provided by operating activities for the three months ended March 31, 2011 includes an $82.6 million change in tax receivables that arose primarily from a tax benefit resulting from stock options exercised by selling stockholders in connection with the IPO, offset by $36.0 million of excess tax benefits resulting from stock options exercised in the IPO. Operating assets and liabilities include balances related to settlement and funding of client transactions, receivables from product sponsors and accrued commissions and advisory fees due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and client behaviors.
Net cash used in investing activities for the three months ended March 31, 2011 and March 31, 2010 totaled $5.6 million and $3.8 million, respectively. The increase for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 was due to $16.7 million used for the acquisition of NRP and a $1.8 million increase in capital expenditures, offset by a $17.0 million release of restricted cash. Net cash used to purchase held-to-maturity securities was $2.8 million and $2.0 million for the three months ended March 31, 2011 and 2010, respectively, offset by net cash from the maturity of securities classified as held-to-maturity of $0.7 million and $2.1 million, respectively, for the same periods.
Net cash used in financing activities for the three months ended March 31, 2011 was $6.5 million, compared to net cash provided by financing activities of $36.0 million for the three months ended March 31, 2010. Cash flows used in financing activities for the three months ended March 31, 2011, include $43.5 million of cash used to pay down term loans under our senior secured credit facilities, offset by $36.0 million from excess tax benefits arising from stock options exercised in connection with our IPO. Borrowings of $40.0 million under our bank loan facilities, which we repaid in the second quarter of 2010, were the primary cash flows from financing activities during the three months ended March 31, 2010.
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
On January 20, 2011, we received a $45.0 million tax refund for federal taxes paid in 2010. On April 4, 2011, we received $55.3 million and $42.9 million, respectively, for refunds of federal taxes paid in 2009 and 2008.
The following table shows the tax deduction available and the tax benefit expected to be realized in connection with the IPO (in thousands):

	Release on the
	Restriction of
	Shares of Common	Stock Option and
	Stock	Warrant Exercises	Total
Tax deduction available	$221,982	$382,990	$604,972
Tax benefit expected to be realized	87,072	150,228	237,300
Tax benefit recorded in 2010 as income tax receivables on the consolidated statements of financial condition	(87,072)	(57,474)	(144,546)
Tax benefit utilized in the fourth quarter of 2010 by not making a quarterly payment	—	(37,534)	(37,534)
Tax benefit utilized in the first quarter of 2011 by utilization of NOLs to reduce income taxes payable	—	(35,967)	(35,967)

Total tax benefits realized as of March 31, 2011	(87,072)	(130,975)	(218,047)

Tax benefit expected to be utilized in future periods through the use of NOLs from tax deductions resulting from the IPO	$—	$19,253	$19,253

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
Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. These timing differences are funded either with internally generated cash flow or, if needed, with funds drawn under the revolving credit facility at the holding company, and/or uncommitted lines of credit at our broker-dealer subsidiary, LPL Financial.
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
Liquidity Assessment
Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, general economic conditions and economic activity in the financial markets. The performance of our business is correlated with the economy and financial markets, and a slowdown in the economy or financial markets could adversely affect our business, results of operations, cash flows or financial condition.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments, seek additional capital or restructure or refinance our indebtedness. These measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity constraints and might be required to dispose of material assets or operations to meet our debt service and other obligations. However, our senior secured credit agreement will restrict our ability to dispose of assets and the use of proceeds from any such dispositions. We may not be able to consummate those dispositions, and even if we could consummate such dispositions, to obtain the proceeds that we could realize from them and, in any event, the proceeds may not be adequate to meet any debt service obligations then due.
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
On May 24, 2010, we gave notice of redemption of all of our outstanding senior unsecured subordinated notes. The redemption price of the senior unsecured subordinated notes was 105.375% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon up to but not including June 22, 2010 (the “Redemption Date”). All of our outstanding senior unsecured subordinated notes were redeemed on the Redemption Date.
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

In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rates at March 31, 2010 were 0.375% for our revolver tranche maturing in 2011 and 0.75% for our revolver tranche maturing in 2013, but are subject to change depending on our leverage ratio. We must also pay customary letter of credit fees.
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
As of March 31, 2011 and December 31, 2010, we were in compliance with all of our covenant requirements.
Our covenant requirements and actual ratios as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Covenant	Actual	Covenant	Actual
Financial Ratio	Requirement	Ratio	Requirement	Ratio
Leverage Test (Maximum)	3.50	2.26	3.70	2.64
Interest Coverage (Minimum)	2.75	5.45	2.60	4.81
Set forth below is a reconciliation from EBITDA, Adjusted EBITDA and Credit Agreement Adjusted EBITDA to our net income for the trailing twelve months ending March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
	(unaudited)
Net income	$(33,417)	$(56,862)
Interest expense	84,243	90,407
Income tax expense	(18,590)	(31,987)
Amortization of purchased intangible assets and software(1)	39,084	43,658
Depreciation and amortization of all other fixed assets	39,528	42,379

EBITDA	110,848	87,595
EBITDA Adjustments:
Share-based compensation expense(2)	11,753	10,429
Acquisition and integration related expenses(3)	13,845	12,569
Restructuring and conversion costs(4)	15,691	22,835
Debt amendment and extinguishment costs(5)	38,512	38,633
Equity issuance and related offering costs(6)	241,194	240,902
Other(7)	144	150

Total EBITDA Adjustments	321,139	325,518

Adjusted EBITDA	431,987	413,113
Pro-forma adjustments(8)	—	—

Credit Agreement Adjusted EBITDA	$431,987	$413,113

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 and various acquisitions.

(2)	Represents share-based compensation expense related to vested stock options awarded to employees and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.

(3)	Represents acquisition and integration costs resulting from various acquisitions. Included in the trailing twelve months ended March 31, 2011 and December 31, 2010, are $8.9 million of expenditures for certain legal settlements that have not been resolved with the indemnifying party. See Litigation in Note 11 of our unaudited condensed consolidated financial statements for further discussion on legal settlements.

(4)	Represents organizational restructuring charges and conversion and other related costs incurred resulting from the 2009 consolidation of the Affiliated Entities and the 2011 consolidation of UVEST.

(5)	Represents debt amendment costs incurred in 2010 for amending and restating our credit agreement to establish a new term loan tranche and to extend the maturity of an existing tranche on our senior credit facilities, and debt extinguishment costs to redeem our subordinated notes, as well as certain professional fees incurred.

(6)	Represents equity issuance and related offering costs. Upon closing of the IPO in the fourth quarter of 2010, the restriction on approximately 7.4 million shares of common stock issued to advisors under our Fifth Amended and Restated 2000 Stock Bonus Plan was released. Accordingly, the Company recorded a share-based compensation charge of $222.0 million, representing the offering price of $30.00 per share multiplied by 7.4 million shares.

(7)	Represents excise and other taxes.

(8)	Credit Agreement Adjusted EBITDA excludes pro forma general and administrative expenditures from acquisitions, as defined under the terms our senior secured credit agreement. There were no such adjustments for the twelve month periods ended March 31, 2011 and December 31, 2010.
Interest Rate Swaps
An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. We use interest rate swap agreements to hedge the variability on our floating interest rate for $210.0 million of our term loan under our senior secured credit facilities. We are required to pay the counterparty to the agreement fixed interest payments on a notional balance and in turn receive variable interest payments on that notional balance. Payments are settled quarterly on a net basis. As of March 31, 2011, we assessed our interest rate swaps as being highly effective and we expect them to continue to be highly effective. While approximately $1.1 billion of our term loan remains unhedged as of March 31, 2011, the risk of variability on our floating interest rate is partially mitigated by the client margin loans on which we carry floating interest rates. At March 31, 2011, our receivables from our advisors’ clients for margin loan activity were approximately $246.8 million.
Bank Loans Payable
We maintain two uncommitted lines of credit at LPL Financial. One line has an unspecified limit, and is primarily dependent on the company’s ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. Both lines were utilized in 2011 and 2010; however, there were no balances outstanding at March 31, 2011 or December 31, 2010.
Off-Balance Sheet Arrangements
We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Notes 11 and 16 to our unaudited condensed consolidated financial statements.

Contractual Obligations
The following table provides information with respect to our commitments and obligations as of March 31, 2011:

	Payments Due by Period
		< 1	1-3	3-5	> 5
	Total	Year	Years	Years	Years
	(In thousands)
Leases and other obligations(1)	$90,042	$29,917	$38,010	$15,961	$6,154
Senior secured term loan facilities(2)	1,343,146	13,971	323,296	477,285	528,594
Commitment fee on revolving line of credit(3)	2,749	1,314	1,435	—	—
Variable interest payments:(4)
2013 Loan (Hedged)	2,447	2,113	334	—	—
2013 Loan (Unhedged)	11,343	4,112	7,231	—	—
2015 Loan (Unhedged)	85,969	20,688	40,617	24,664	—
2017 Loan (Unhedged)	179,699	29,645	58,202	57,046	34,806
Interest rate swap agreements(5)	5,407	4,660	747	—	—

Total contractual cash obligations	$1,720,802	$106,420	$469,872	$574,956	$569,554

(1)	Minimum payments have not been reduced by minimum sublease rental income of $6.4 million due in the future under noncancelable subleases. Note 11 of our unaudited condensed consolidated financial statements provides further detail on operating lease obligations and obligations under noncancelable service contracts.

(2)	Represents principal payments on our senior secured term loan facilities. See Note 9 of our unaudited condensed consolidated financial statements for further detail.

(3)	Represents commitment fees for unused borrowings on our senior secured revolving line of credit facility. See Note 9 of our unaudited condensed consolidated financial statements for further detail.

(4)	Our senior secured term loan facilities bear interest at floating rates. Variable interest payments are shown assuming the applicable LIBOR rates at March 31, 2011 remain unchanged. See Note 9 of our unaudited condensed consolidated financial statements for further detail.

(5)	Represents fixed interest payments net of variable interest received on our interest rate swap agreements. See Note 10 of our unaudited condensed consolidated financial statements for further detail.
As of March 31, 2011, we reflect a liability for unrecognized tax benefits of $22.1 million, which we have included in income taxes payable in the unaudited condensed consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.
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

At March 31, 2011, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.
Critical Accounting Policies and Estimates
We have disclosed in our unaudited condensed consolidated financial statements and in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2010 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.
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
At March 31, 2011, the fair value of our trading securities owned were $9.5 million. Securities sold but not yet purchased were $2.5 million at March 31, 2011. See Note 5 of our unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned and securities sold but not yet purchased associated with our client facilitation activities. See Note 5 of our unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.

We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trail commissions are paid and assets eligible for sponsor payments.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of March 31, 2011, all of the outstanding debt under our senior secured credit facilities, $1.3 billion, was subject to floating interest rate risk. To provide some protection against potential rate increases associated with our floating senior secured credit facilities, we have entered into derivative instruments in the form of interest rate swap agreements with Morgan Stanley Capital Services, Inc. covering a portion ($210.0 million) of our senior secured indebtedness. While the unhedged portion of our senior secured debt is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at March 31, 2011:

		Annual Impact of an Interest Rate Increase
	Outstanding at	of
	Variable Interest	10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans	Rates	Points	Points	Points	Points
		(Dollars in thousands)
2013 Term Loan (Hedged)(1)	$210,000	$—	$—	$—	$—
2013 Term Loan (Unhedged)(2)	94,867	94	234	468	937
2015 Term Loan (Unhedged)(3)	480,685	—	—	—	—
2017 Term Loan (Unhedged)(3)	557,594	—	—	—	—

Variable Rate Debt Outstanding	$1,343,146	$94	$234	$468	$937

(1)	Represents the portion of our 2013 Term Loan that is hedged by interest rate swap agreements, which have been designated as cash flow hedges against specific payments due on the 2013 Term Loan. Accordingly, any interest rate differential is reflected in an adjustment to interest expense over the term of the interest rate swap agreements. The variable interest rate for the hedged portion of our 2013 Term Loan is based on the three-month LIBOR of 0.31%, plus the applicable interest rate margin of 1.75%.

(2)	Represents the unhedged portion of our 2013 Term Loan outstanding at March 31, 2011. The variable interest rate for the unhedged portion of our 2013 Term Loan is based on the one-month LIBOR of 0.25%, plus the applicable interest rate margin of 1.75%.

(3)	The variable interest rate for our 2015 Term Loan and our 2017 Term Loan is based on the greater of the one-month LIBOR of 0.25% or 1.50%, plus an applicable interest rate margin.
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

The average Federal Reserve effective federal funds rate for March 2011 was 0.14%. A change of ten basis points upward or downward in short-term interest rates, if accompanied by a commensurate change in fees for our insured cash programs, could result in an increase or decrease of $12.3 million in income before taxes on an annual basis (assuming that client balances at March 31, 2011 remain unchanged). Assuming client balances at March 31, 2011 do not change, once the effective federal funds rate reaches 0.25%, each 25 basis point increase in short-term interest rates between the current federal funds effective rate and 125 basis points, if accompanied by a commensurate change in fees for our insured cash programs, could result in an incremental increase of $15.0 million in income before taxes on an annual basis, after consideration of amounts paid to clients. Actual impacts may vary depending on interest rate levels, the significance of change, and the FRS committee’s strategy in responding to that change.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our loss on margin accounts is immaterial and did not exceed $0.1 million during the three months ended March 31, 2011 and 2010. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
In addition to various committees, we have written policies and procedures that govern the conduct of business by our advisors, our employees, our relationship with advisors’ clients and the terms and conditions of our relationships with product manufacturers. Our client and advisor policies address the extension of credit for client accounts, data and physical security, compliance with industry regulation and codes of ethics to govern employee and advisor conduct among other matters.
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
Change in Internal Control over Financial Reporting
During the quarter ended March 31, 2011, we completed the implementation of a new version of our Oracle e-business suite financial applications. This implementation was subject to various testing and review procedures prior to execution. We believe the conversion to and implementation of this new version further strengthened our existing internal control over financial reporting by enhancing certain business processes.
Other than the change described above, there were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Information regarding the Company’s risks is set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2010 Annual Report on Form10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following information relates to all securities issued or sold by us during the three months ended March 31, 2011 that have not been registered under the Securities Act of 1933, as amended (the “Securities Act.
On January 20, 2011, we issued warrants to financial institutions to purchase up to an aggregate total of 25,938 shares of our common stock at an exercise price per share of $34.01, pursuant to our 2010 Omnibus Equity Incentive Plan. No consideration was paid by any recipient of any of the foregoing warrants. The warrants vest in equal increments of 20.0% over a five-year period and expire on the tenth anniversary following the date of grant. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2).
Item 3. Defaults Upon Senior Securities
None.
Item 4. Removed and Reserved
Item 5. Other Information
None.
Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the registration statement on Form S-1 (File Number 333-167325) on July 9, 2010, and incorporated herein by reference,
3.2	Second Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File Number 000-52609) on July 23, 2010 and incorporated herein by reference,
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Investment Holdings Inc.
Date: April 26, 2011	By:	/s/ Mark S. Casady
Mark S. Casady
Chairman and Chief Executive Officer

Date: April 26, 2011	By:	/s/ Robert J. Moore
Robert J. Moore
Chief Financial Officer