Form 10-Q
period 2011-06-30
LPL Investment Holdings Inc.
filed 2011-08-03
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-34963
LPL Investment Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3717839
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
☑ Yes     ☐ No
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
☐ Yes     ☑ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 26, 2011 was 107,828,819.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES:
Commissions	$459,882	$420,169	$911,759	$809,141
Advisory fees	264,289	215,146	508,376	421,476
Asset-based fees	90,504	77,436	180,327	148,886
Transaction and other fees	68,755	68,132	142,504	135,495
Interest income, net of operating interest expense	5,110	4,906	10,252	9,777
Other	5,456	4,372	14,647	8,792

Net revenues	893,996	790,161	1,767,865	1,533,567

EXPENSES:
Commissions and advisory fees	624,687	547,296	1,219,365	1,052,158
Compensation and benefits	81,410	74,822	165,552	148,397
Promotional	14,789	11,294	34,325	25,644
Depreciation and amortization	18,407	22,110	36,572	47,700
Occupancy and equipment	12,394	11,745	27,919	23,763
Professional services	12,489	13,468	22,653	23,267
Brokerage, clearing and exchange	9,401	9,242	19,050	17,582
Communications and data processing	8,906	8,290	17,588	16,816
Regulatory fees and expenses	6,372	6,529	12,944	12,677
Travel and entertainment	3,218	3,224	7,021	5,620
Restructuring charges	4,814	4,622	5,351	8,571
Other	3,476	3,229	6,162	8,030

Total operating expenses	800,363	715,871	1,574,502	1,390,225
Non-operating interest expense	18,154	27,683	36,326	52,019
Loss on extinguishment of debt	—	37,979	—	37,979

Total expenses	818,517	781,533	1,610,828	1,480,223

INCOME BEFORE PROVISION FOR INCOME TAXES	75,479	8,628	157,037	53,344
PROVISION FOR INCOME TAXES	29,972	628	62,531	19,790

NET INCOME	$45,507	$8,000	$94,506	$33,554

EARNINGS PER SHARE (Note 13):
Basic	$0.41	$0.09	$0.86	$0.38

Diluted	$0.40	$0.08	$0.82	$0.33

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except par value)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$681,471	$419,208
Cash and securities segregated under federal and other regulations	225,888	373,634
Receivables from:
Clients, net of allowance of $656 at June 30, 2011 and $655 at December 31, 2010	288,185	271,051
Product sponsors, broker-dealers and clearing organizations	160,345	203,332
Others, net of allowances of $7,356 at June 30, 2011 and $6,796 at December 31, 2010	187,285	169,391
Securities owned:
Trading(1)	9,740	9,259
Held-to-maturity	11,651	9,563
Securities borrowed	11,550	8,391
Income taxes receivable	18,060	144,041
Fixed assets, net of accumulated depreciation and amortization of $292,384 at June 30, 2011 and $276,501 at December 31, 2010	81,274	78,671
Goodwill	1,329,234	1,293,366
Intangible assets, net of accumulated amortization of $191,949 at June 30, 2011 and $172,726 at December 31, 2010	558,488	560,077
Debt issuance costs, net of accumulated amortization of $16,652 at June 30, 2011 and $14,106 at December 31, 2010	21,165	23,711
Other assets	78,453	82,472

Total assets	$3,662,789	$3,646,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$137,787	$182,489
Payables to clients	414,808	383,289
Payables to broker-dealers and clearing organizations	37,139	39,070
Accrued commissions and advisory fees payable	111,336	130,408
Accounts payable and accrued liabilities	161,676	154,586
Unearned revenue	64,078	53,618
Interest rate swaps	2,836	7,281
Securities sold but not yet purchased — at fair value	4,061	4,821
Senior credit facilities	1,339,653	1,386,639
Deferred income taxes — net	125,959	130,211

Total liabilities	2,399,333	2,472,412

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 110,125,404 shares issued at June 30, 2011 and 108,714,757 shares issued and outstanding at December 31, 2010	110	109
Additional paid-in capital	1,123,739	1,051,722
Treasury stock, at cost — 2,283,854 shares at June 30, 2011 and 0 shares at December 31, 2010	(79,568)	—
Accumulated other comprehensive loss	(1,751)	(4,496)
Retained earnings	220,926	126,420

Total stockholders’ equity	1,263,456	1,173,755

Total liabilities and stockholders’ equity	$3,662,789	$3,646,167

(1) Includes $900 and $1,010 pledged to clearing organizations at June 30, 2011 and December 31, 2010, respectively.
See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Amounts in thousands)

							Accumulated
			Additional				Other		Total
	Common Stock		Paid-In	Treasury Stock		Stockholder	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loans	Loss	Earnings	Equity
BALANCE — December 31, 2009	94,215	$87	$679,277	—	$—	$(499)	$(11,272)	$183,282	$850,875
Comprehensive income:
Net income								33,554	33,554
Unrealized gain on interest rate swaps, net of tax expense of $1,761							4,673		4,673

Total comprehensive income									38,227
Exercise of stock options	26		51						51
Excess tax benefits from share-based compensation			226						226
Stockholder loans						448			448
Share-based compensation			7,568						7,568
Issuance of common stock	20		468						468

BALANCE — June 30, 2010	94,261	$87	$687,590	—	$—	$(51)	$(6,599)	$216,836	$897,863

BALANCE — December 31, 2010	108,715	$109	$1,051,722	—	$—	$—	$(4,496)	$126,420	$1,173,755
Comprehensive income:
Net income								94,506	94,506
Unrealized gain on interest rate swaps, net of tax expense of $1,700							2,745		2,745

Total comprehensive income									97,251
Treasury stock purchases				(2,284)	(79,568)				(79,568)
Exercise of stock options	1,410	1	6,971						6,972
Excess tax benefits from share-based compensation			55,847						55,847
Share-based compensation			9,199						9,199

BALANCE — June 30, 2011	110,125	$110	$1,123,739	(2,284)	$(79,568)	$—	$(1,751)	$220,926	$1,263,456

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,506	$33,554
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	36,572	47,700
Amortization of debt issuance costs	2,546	2,350
Excess tax benefits from share-based compensation	(55,847)	(226)
Share-based compensation	9,199	7,568
Impairment of fixed assets	—	840
Loss on extinguishment of debt	—	37,979
Provision for bad debts	799	281
Deferred income tax provision	(5,952)	(17,519)
Impairment of intangible assets	1,716	—
Lease abandonment	414	—
Loan forgiveness	756	2,788
Other	245	552
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	147,746	31,358
Receivables from clients	(17,135)	(8,558)
Receivables from product sponsors, broker-dealers and clearing organizations	42,987	1,692
Receivables from others	(18,675)	(9,759)
Securities owned	(231)	(3,250)
Securities borrowed	(3,159)	3,297
Other assets	(17,397)	(5,877)
Drafts payable	(44,702)	6,471
Payables to clients	31,519	(76,140)
Payables to broker-dealers and clearing organizations	(1,931)	6,664
Accrued commissions and advisory fees payable	(19,072)	11,191
Accounts payable and accrued liabilities	(26,716)	(9,057)
Unearned revenue	10,460	9,090
Income taxes receivable/payable	181,828	(18,553)
Securities sold but not yet purchased	(760)	(1,412)

Net cash provided by operating activities	349,716	53,024

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows — (Continued)
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(12,500)	$(3,652)
Purchase of securities classified as held-to-maturity	(3,782)	(2,008)
Proceeds from maturity of securities classified as held-to-maturity	1,650	3,350
Acquisitions (Note 3)	(37,184)	—
Deposits of restricted cash	(3,040)	(3,016)
Release of restricted cash	18,546	2,605

Net cash used in investing activities	(36,310)	(2,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior credit facilities	(46,986)	(5,598)
Proceeds from senior credit facilities	—	566,700
Redemption of subordinated notes	—	(579,563)
Payment of debt issuance costs	—	(7,181)
Payment of deferred transaction costs	—	(1,259)
Purchase of treasury stock	(66,976)	—
Proceeds from stock options exercised	6,972	51
Excess tax benefits from share-based compensation	55,847	226
Issuance of common stock	—	468

Net cash used in financing activities	(51,143)	(26,156)

NET INCREASE IN CASH AND CASH EQUIVALENTS	262,263	24,147
CASH AND CASH EQUIVALENTS — Beginning of period	419,208	378,594

CASH AND CASH EQUIVALENTS — End of period	$681,471	$402,741

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$36,362	$54,436

Income taxes paid	$29,870	$56,201

NONCASH DISCLOSURES:
Pending settlement of treasury stock purchases	$12,592	$—

Capital expenditures purchased through short-term credit	$3,506	$1,224

Increase in unrealized gain on interest rate swaps, net of tax expense	$2,745	$4,673

Discount on proceeds from senior credit facilities recorded as debt issuance costs	$—	$13,300

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

     Fair Value of Financial Instruments — The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its indebtedness. The Company carries its indebtedness at amortized cost and measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. As of June 30, 2011, the carrying amount and fair value of the Company’s indebtedness was approximately $1,340 million and $1,342 million, respectively. As of December 31, 2010, the carrying amount and fair value were approximately $1,387 million and $1,390 million, respectively. See Note 5 for additional detail regarding the Company’s fair value measurements.
     Acquisitions — The Company accounts for acquisitions as business combinations, and recognizes, separately from goodwill, assets acquired and liabilities assumed at their respective fair values as of the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed.
     Recently Issued Accounting Pronouncements — Recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011, as compared to the recent accounting pronouncements described in the Company’s 2010 Annual Report on Form 10-K, that are of significance, or potential significance, to the Company are discussed below.
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used in International Financial Reporting Standards. The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standard’s update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011, and early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during the first quarter of fiscal 2012. The Company does not expect ASU 2011-04 to have a material effect on its results of operations, financial condition, and cash flows.
     In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), which amends current comprehensive income guidance by eliminating the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company does not anticipate the adoption of ASU 2011-05 to have an impact on its results of operations, financial condition, or cash flows as the only requirement is a change in the format of the current presentation.
3. Acquisitions
     National Retirement Partners, Inc.
     On July 14, 2010, the Company announced a definitive agreement pursuant to which it would acquire certain assets of National Retirement Partners, Inc. (“NRP”). NRP’s advisors offer products and consulting, design and investment services to retirement plan sponsors and participants and comprehensive financial services to high net worth individuals. This strategic acquisition further enhances the capabilities and presence of the Company in the group retirement space.
     On February 9, 2011, the transaction closed. The Company paid $17.2 million at the closing of the transaction. As of June 30, 2011, $3.7 million remains in an escrow account subject to adjustment pursuant to the terms of the asset purchase agreement. Such amount has been classified by the Company as restricted cash and is included in other assets on the unaudited condensed consolidated statements of financial condition.
     The Company may be required to pay future consideration to former shareholders of NRP that is contingent upon the achievement of certain revenue-based milestones in the third year following the acquisition. There is no maximum amount of contingent consideration; however, as of the acquisition date, the Company estimates the total fair value of contingent consideration to be $5.3 million. At the acquisition date, $2.0 million of the contingent liability had been paid in advance and the remainder of $3.3 million was recorded within accounts payable and accrued liabilities on the unaudited condensed consolidated statements of financial condition. Including the provisional contingent consideration, the total consideration for the acquisition was $24.2 million. Transaction costs associated with the Company’s acquisition of NRP totaling $4.3 million were expensed as incurred through other expense in the unaudited condensed consolidated statements of operations. Of these transaction costs, $2.0 million were incurred during the six months ending June 30, 2011.
     Concord Capital Partners, Inc.
     On April 20, 2011, the Company announced its intent to acquire all of the outstanding common stock of Concord Capital Partners, Inc. (“Concord Wealth Management” or “CCP”) and certain of its subsidiaries. Concord Wealth Management is an industry leader in providing technology and open architecture investment management solutions for trust departments of financial institutions. Through this acquisition, the Company will have the ability to support both the brokerage and trust business lines of current and prospective financial institutions. The acquisition will also create new expansion opportunities such as giving the Company the ability to custody personal trust assets within banks across the country.
     On June 22, 2011, the transaction closed. The Company paid $20.0 million at the closing of the transaction, net of cash acquired. As of June 30, 2011, $2.3 million remains in an escrow account to be paid to former shareholders of Concord Wealth Management in accordance with the terms of the stock purchase agreement. Such amount has been classified by the Company as restricted cash and is included in other assets on the unaudited condensed consolidated statements of financial condition.
     The Company may be required to pay future consideration that is contingent upon the achievement of certain gross margin-based milestones for the year ended December 31, 2013. The maximum amount of contingent consideration is $15.0 million. The Company estimates the total fair value of the contingent consideration as $11.5 million at the acquisition date, which has been recorded within accounts payable and accrued liabilities on the unaudited condensed consolidated statements of financial condition. Including the provisional contingent consideration, the total consideration for the acquisition was approximately $33.8 million. During the six months ending June 30, 2011, the Company incurred transaction costs associated with its acquisition of Concord Wealth Management totaling $0.4 million which were recorded as other expense in the unaudited condensed consolidated statements of operations.
     The Company is in the process of finalizing the purchase allocations and the value of contingent considerations for NRP and CCP; therefore, the provisional measures of goodwill, intangibles, fixed assets, and contingent consideration are subject to change.
     Set forth below is a reconciliation of assets acquired and liabilities assumed during the six months ended June 30, 2011 (in thousands):

	CCP	NRP	Total
Goodwill	$23,294	$12,574	$35,868
Accounts receivable	770	—	770
Other assets	190	—	190
Intangibles	7,550	11,800	19,350
Fixed assets(1)	3,950	—	3,950
Accounts payable and accrued liabilities	(1,993)	(190)	(2,183)

Net assets acquired	$33,761	$24,184	$57,945

(1)	Fixed assets acquired from CCP relate primarily to internally developed software, which amortizes over 5 years.
     Set forth below is supplemental cash flow information for the six months ended June 30, 2011 (in thousands):

	CCP	NRP	Total
Cash payments, net of cash acquired	$19,969	$17,215	$37,184
Cash placed in escrow	2,250	3,669	5,919
Contingent consideration	11,542	3,300	14,842

Total purchase price	$33,761	$24,184	$57,945

     The Company preliminarily allocated the estimated purchase price to specific amortizable intangible asset categories as follows (dollars in thousands):

	Amortization Period	Amount Assigned
CCP
Client relationships	15.0 years	$7,550

NRP
Client relationships	11.0 years	4,730
Advisor relationships	9.0 years	4,080
Product sponsor relationships	4.0 years	2,990

Total intangible assets acquired from NRP		$11,800

     Pro-forma information related to the acquisitions was not included because the impact on the Company’s unaudited condensed consolidated statements of operations, financial condition and cash flows was not considered to be material.
4. Restructuring
     Consolidation of UVEST Financial Services Group, Inc.
     On March 14, 2011, the Company committed to a corporate restructuring plan to consolidate the operations of UVEST Financial Services Group, Inc. (“UVEST”) with LPL Financial LLC, (“LPL Financial”). The restructuring plan was effected to enhance the Company’s service offering, while also generating efficiencies. In connection with the consolidation, certain registered representatives currently associated with UVEST will move to LPL Financial through a transfer of their licenses. The transfers are expected to commence in the third quarter of 2011 and to be completed in December 2011. Following the transfer of registered representatives and client accounts to LPL Financial, all registered representatives and client accounts that transferred shall be associated with LPL Financial and all of the Company’s security business will be done through a single broker-dealer. In addition, UVEST will terminate its clearing relationship with a third-party clearing firm.
     The Company estimates total expenditures associated with the initiative to be approximately $52.7 million over of the course of the restructuring plan. These expenditures are comprised of advisor retention and related benefits, contract termination fees, technology costs, non-cash charges for the impairment of intangible assets resulting from advisor attrition and other expenses principally relating to the conversion and transfer of registered representatives and client accounts from UVEST to LPL Financial.
     The following table summarizes the balance of accrued expenses and the changes in the accrued amounts as of and for the six months ended June 30, 2011 (in thousands):

	Accrued				Accrued	Total
	Balance at				Balance at	Expected
	December 31,	Costs			June 30,	Restructuring
	2010	Incurred(1)	Payments	Non-cash	2011	Costs
Conversion and transfer costs	$—	$2,544	$(2,114)	$—	$ 430	$ 28,650
Contract termination fees	—	394	—	—	394	11,400
Advisor retention and related benefits	—	325	(305)	(20)	—	7,000
Asset impairments	—	1,716	—	(1,716)	—	5,600

Total	$—	$4,979	$(2,419)	$(1,736)	$ 824	$ 52,650

(1) At June 30, 2011, costs incurred represent the total cumulative costs incurred.
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
     The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At June 30, 2011, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
     The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At June 30, 2011, the Company did not adjust prices received from the independent third-party pricing services.
     Other Assets — The Company’s other assets include deferred compensation plan assets that are invested in money market funds and mutual funds which are actively traded and valued based on quoted market prices in active markets.
     Accounts Payable and Accrued Liabilities — The Company’s accounts payable and accrued liabilities include contingent consideration from its acquisitions. See Note 3 for more information regarding the acquisitions and related contingent consideration.
     Interest Rate Swaps — The Company’s interest rate swaps are not traded on a market exchange; therefore, the fair values are determined using models which include assumptions about the London Interbank Offered Rate (“LIBOR”) yield curve at interim reporting dates as well as counterparty credit risk and the Company’s own non-performance risk.
     There have been no transfers of assets or liabilities between fair value measurement classifications during the six months ended June 30, 2011.

     The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2011 (in thousands):

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
At June 30, 2011:
Assets
Cash equivalents	$516,357	$—	$—	$516,357
Securities owned — trading:
Money market funds	529	—	—	529
Mutual funds	7,399	—	—	7,399
Equity securities	74	—	—	74
Debt securities	—	838	—	838
U.S. treasury obligations	900	—	—	900
Total securities owned — trading	8,902	838	—	9,740

Other assets	22,819	—	—	22,819

Total assets at fair value	$548,078	$838	$—	$548,916

Liabilities
Securities sold but not yet purchased:
Mutual funds	$3,313	$—	$—	$3,313
Equity securities	162	—	—	162
Debt securities	—	135	—	135
Certificates of deposit	—	451	—	451

Total securities sold but not yet purchased	3,475	586	—	4,061

Interest rate swaps	—	2,836	—	2,836
Accounts payable and accrued liabilities	—	—	15,111	15,111

Total liabilities at fair value	$3,475	$3,422	$15,111	$22,008

     Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, for example, when evidence of impairment exists. During the second quarter of 2011, the Company recorded an asset impairment charge of $1.7 million for certain intangible assets that were determined to have no estimated fair value (See Note 7). The fair value was determined based on the loss of future expected cash flows for institutional relationships that were not retained as a result of the Company’s ongoing consolidation of UVEST with LPL Financial. The Company has determined that the impairment qualifies as a Level 3 measurement under the fair value hierarchy.
Changes in Level 3 Recurring Fair Value Measurements
     Set forth below is a reconciliation of contingent consideration classified as accounts payable and accrued liabilities on the unaudited condensed consolidated statements of financial condition and measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Contingent consideration is measured by discounting, to present value, the contingent payments expected to be made based on the Company’s estimates of certain financial targets expected to result from the acquisitions.

Six Months Ended June 30, 2011 (in thousands):

Fair value at December 31, 2010	$—
Issuances of contingent consideration	16,842
Total unrealized losses included in earnings	269
Payments	(2,000)

Fair value at June 30, 2011	$15,111

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
     The amortized cost, gross unrealized gains and fair value of securities held-to-maturity were as follows (in thousands):

		Gross
	Amortized	Unrealized
	Cost	Gains	Fair Value
At June 30, 2011:
U.S. government notes	$11,651	$ 50	$11,701

At December 31, 2010:
U.S. government notes	$9,563	$ 69	$9,632

     The maturities of securities held-to-maturity at June 30, 2011 were as follows (in thousands):

	Within 1 Year	1-3 Years	Total
U.S. government notes — at amortized cost	$ 7,373	$ 4,278	$11,651

U.S. government notes — at fair value	$ 7,394	$ 4,307	$11,701

7. Goodwill and Intangible Assets
     A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2010	$1,293,366
Acquisition of CCP (Note 3)	23,294	(1)
Acquisition of NRP (Note 3)	12,574	(1)

Balance at June 30, 2011	$1,329,234

(1)	This is a provisional amount and is subject to change (see Note 3).
     During the second quarter ended June 30, 2011, and in conjunction with the corporate restructuring plan to consolidate UVEST, certain institutional relationships were determined to have no future economic benefit. Accordingly, the Company has recorded an intangible asset impairment charge of $1.7 million. The impairment was determined based upon the attrition of institutions and their related revenue streams during the period of consolidation. The Company has recorded the intangible asset impairment as a restructuring charge (See Note 4) and has classified as such on the unaudited condensed consolidated statements of operations.
     The components of intangible assets as of June 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	Weighted	Gross		Net
	Average Life	Carrying	Accumulated	Carrying
	Remaining	Value	Amortization	Value
At June 30, 2011:
Definite-lived intangible assets:
Advisor and financial institution relationships	13.8	$460,788	$(129,410)	$331,378
Product sponsor relationships	14.4	234,920	(61,453)	173,467
Client relationships	13.4	14,910	(1,086)	13,824

Total definite-lived intangible assets		$710,618	$(191,949)	$518,669

Indefinite-lived intangible assets:
Trademark and trade name				39,819

Total intangible assets				$558,488

At December 31, 2010:
Definite-lived intangible assets:
Advisor and financial institution relationships		$458,424	$(116,687)	$341,737
Product sponsor relationships		231,930	(55,255)	176,675
Client relationships		2,630	(784)	1,846

Total definite-lived intangible assets		$692,984	$(172,726)	$520,258

Indefinite-lived intangible assets:
Trademark and trade name				39,819

Total intangible assets				$560,077

     Total amortization expense of intangible assets was $9.7 million and $9.3 million for the three months ended June 30, 2011, and 2010, respectively, and $19.2 million and $18.5 million for the six months ended June 30, 2011, and 2010, respectively. Amortization expense for each of the fiscal years ended December 31, 2011 (remainder) through 2015 and thereafter is estimated as follows (in thousands):

2011 — remainder	$19,819
2012	39,190
2013	38,329
2014	38,053
2015	37,172
Thereafter	346,106

Total	$518,669

8. Income Taxes
     The Company’s effective income tax rate differs from the federal corporate tax rate of 35%, primarily as a result of state taxes, settlement contingencies and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 39.7% and 7.3% for the three months ended June 30, 2011 and 2010, respectively, and 39.8% and 37.1% for the six months ended June 30, 2011 and 2010, respectively. The reduction in the Company’s effective tax rate for the three months ended June 30, 2010 is primarily related to a change in California’s income sourcing rules that took effect on January 1, 2011.
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As a result of certain realization requirements of ASC Topic 718, Compensation—Stock Compensation, deferred tax assets and liabilities exclude certain federal and state net operating loss carryforwards and other federal credit carryforwards that arose directly from tax deductions related to equity compensation in excess of share-based compensation recognized for financial reporting. During the six months ended June 30, 2011, the Company recorded an increase in additional paid-in capital of $42.8 million, as some of these tax carryforwards were used to reduce income taxes payable. To the extent that the Company utilizes the remaining tax attributes in the future to reduce income taxes payable, the Company will record an increase to additional paid-in capital of $12.4 million.
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
     Borrowings under the Company’s senior secured term loan facilities bear interest at a base rate equal to either one, two, three, six, nine or twelve-month LIBOR plus the applicable margin, or an alternative base rate (“ABR”) plus the applicable margin. The ABR is equal to the greater of the prime rate or the effective federal funds rate plus 1/2 of 1.00% for the 2013 Term Loans and the greater of the prime rate, effective federal funds rate plus 1/2 of 1.00%, or 2.50% for the 2015 Term Loans and the 2017 Term Loans. The senior secured credit facilities are subject to certain financial and nonfinancial covenants. As of June 30, 2011 and December 31, 2010, the Company was in compliance with such covenants. The Company may voluntarily repay outstanding loans under its senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.
     On January 31, 2011, the Company repaid $40.0 million of term loans under its senior secured credit facilities using net proceeds received in its initial public offering, which was completed in the fourth quarter of 2010, as well as other cash on hand.
     Senior Secured Credit Facilities — Revolving Line of Credit — On January 25, 2010, the Company amended its senior secured credit facilities to increase the revolving credit facility from $100.0 million to $218.2 million, $10.0 million of which is being used to support the issuance of an irrevocable letter of credit for its subsidiary, The Private Trust Company, N.A. (“PTC”). As a result of the amendment, the Company paid $2.8 million in debt issuance costs, which have been capitalized within the unaudited condensed consolidated statements of financial condition and are being amortized as additional interest expense over the expected term of the related debt agreement. The Company also extended the maturity of a $163.5 million tranche of the revolving credit facility to June 28, 2013, while the remaining $54.7 million tranche retains its original maturity date of December 28, 2011. The tranche maturing in 2013 is priced at LIBOR + 3.50% with a commitment fee of 0.75%. The tranche maturing in 2011 maintains its previous pricing of LIBOR + 2.00% with a commitment fee of 0.375%. There was no outstanding balance on the revolving facility at June 30, 2011 or December 31, 2010.
     Bank Loans Payable — The Company maintains three uncommitted lines of credit. Two of the lines have an unspecified limit, and are primarily dependent on the Company’s ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. The lines were utilized in 2011 and 2010; however, there were no balances outstanding at June 30, 2011 or December 31, 2010.
     The Company’s outstanding borrowings were as follows (in thousands):

		June 30, 2011			December 31, 2010
			Interest			Interest
	Maturity	Balance	Rate		Balance	Rate
Senior secured term loan:
Hedged with interest rate swaps	6/28/2013	$65,000	2.00	%(1)	$210,000	2.05	%(5)
Unhedged:
2013 Term Loans	6/28/2013	239,074	1.94	%(2)	104,739	2.01	%(6)
2015 Term Loans	6/25/2015	479,435	4.25	%(3)	496,250	4.25	%(7)
2017 Term Loans	6/28/2017	556,144	5.25	%(4)	575,650	5.25	%(8)

Total borrowings		1,339,653			1,386,639
Less current borrowings (maturities within 12 months)		13,971			13,971

Long-term borrowings — net of current portion		$1,325,682			$1,372,668

(1)	As of June 30, 2011, the variable interest rate for the hedged portion of the 2013 Term Loans is based on the three-month LIBOR of 0.25%, plus the applicable interest rate margin of 1.75%.

(2)	As of June 30, 2011, the variable interest rate for the unhedged portion of the 2013 Term Loans is based on the one-month LIBOR of 0.19%, plus the applicable interest rate margin of 1.75%.

(3)	As of June 30, 2011, the variable interest rate for the unhedged portion of the 2015 Term Loans is based on the greater of the one-month LIBOR of 0.19% or 1.50%, plus the applicable interest rate margin of 2.75%.

(4)	As of June 30, 2011, the variable interest rate for the unhedged portion of the 2017 Term Loans is based on the greater of the one-month LIBOR of 0.19% or 1.50%, plus the applicable interest rate margin of 3.75%.

(5)	As of December 31, 2010, the variable interest rate for the hedged portion of the 2013 Term Loans is based on the three-month LIBOR of 0.30%, plus the applicable interest rate margin of 1.75%.

(6)	As of December 31, 2010, the variable interest rate for the unhedged portion of the 2013 Term Loans is based on the one-month LIBOR of 0.26%, plus the applicable interest rate margin of 1.75%.

(7)	As of December 31, 2010, the variable interest rate for the unhedged portion of the 2015 Term Loans is based on the greater of the one-month LIBOR of 0.26% or 1.50%, plus the applicable interest rate margin of 2.75%.

(8)	As of December 31, 2010, the variable interest rate for the unhedged portion of the 2017 Term Loans is based on the greater of the one-month LIBOR of 0.26% or 1.50%, plus the applicable interest rate margin of 3.75%.
     The average balance outstanding in the revolving and uncommitted line of credit facilities was approximately six thousand dollars and forty thousand dollars for the three months ended June 30, 2011 and 2010, respectively, and approximately six thousand dollars and $4.1 million for the six months ended June 30, 2011 and 2010, respectively. The weighted-average interest rate was 0.82% and 1.50% for the three months ended June 30, 2011, and 2010, respectively, and 1.16% and 1.16% for the six months ended June 30, 2011, and 2010, respectively.

     The minimum calendar year payments and maturities of the senior secured borrowings as of June 30, 2011 are as follows (in thousands):

2011 — remainder	$6,986
2012	13,971
2013	310,117
2014	10,800
2015	467,735
Thereafter	530,044

Total	$1,339,653

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
     At June 30, 2011, the Company has an interest rate swap with a notional balance of $65.0 million and a fair value of $2.8 million that carries a fixed pay rate of 4.85% and has a variable receive rate of 0.25%, with a maturity date of June 30, 2012. The effective rate from March 31, 2011 through June 29, 2011 was 0.31%, and the rate resets on the last day of the period. The Company had another interest rate swap with a notional balance of $145.0 million that matured on June 30, 2011.
     The interest rate swap qualifies for hedge accounting and has been designated by the Company as a cash flow hedge against specific payments due on its senior secured term loan. As of June 30, 2011, the Company assessed the interest rate swap as being highly effective and expects it to continue to be highly effective. Accordingly, the changes in fair value of the interest rate swap have been recorded as other comprehensive loss, with the fair value included as a liability on the Company’s unaudited condensed consolidated statements of financial condition. The Company has recorded net unrealized gains of $4.4 million and $6.4 million for the three months ended June 30, 2011 and 2010, respectively, and $6.6 million and $9.5 million for the six months ended June 30, 2011 and 2010, respectively, to accumulated other comprehensive loss related to the change in fair value. The Company has reclassified $2.4 million and $4.3 million to interest expense from accumulated other comprehensive loss for the three months ended June 30, 2011, and 2010, respectively. For the six months ended June 30, 2011, and 2010, respectively, the Company reclassified $4.8 million and $8.7 million to interest expense from accumulated other comprehensive loss. Based on current interest rate assumptions and assuming no additional interest rate swap agreements are entered into, the Company expects to reclassify $3.0 million or $1.8 million after tax, from other comprehensive loss as additional interest expense over the next 12 months.
11. Commitments and Contingencies
     Leases — The Company leases certain office space and equipment at its headquarter and other locations under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases.
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
     Future minimum payments under leases, lease commitments and other noncancellable contractual obligations with remaining terms greater than one year as of June 30, 2011 are as follows (in thousands):

2011 — remainder	$15,348
2012	25,049
2013	15,948
2014	9,304
2015	7,030
Thereafter	7,693

Total(1)	$80,372

(1)	Minimum payments have not been reduced by minimum sublease rental income of $6.4 million due in the future under noncancellable subleases.

     Total rental expense for all operating leases was $4.5 million and $4.1 million for the three months ended June 30, 2011 and 2010, respectively, and $8.6 million and $8.5 million for the six months ended June 30, 2011 and 2010, respectively.
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
     Loan Commitments — From time to time, the Company makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process. Due to timing differences, the Company may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining the Company, and may be forgivable. The Company had no significant unfunded commitments at June 30, 2011.
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
     On October 1, 2009, the Company’s subsidiary, LPL Holdings, Inc. (“LPLH”), received written notice from a third-party indemnitor under a certain purchase and sale agreement asserting that it is no longer obligated to indemnify the Company for certain claims under the provisions of the purchase and sale agreement. The Company believed that this assertion was without merit and commenced litigation to enforce its indemnity rights. On March 31, 2011, the court entered judgment granting the Company’s motion for summary judgment in all respects, denied all counterclaims by the third party indemnitor and awarded attorney fees to the Company. On May 2, 2011, the third party indemnitor filed a notice of appeal.
     During the third quarter of 2010, the Company settled two arbitrations that involve activities covered under the third-party indemnification agreement described above. In connection with these settlements, the Company recorded a receivable from the indemnifying party of $8.9 million that has been fully reserved pending resolution of the litigation described above. The remaining claims outstanding for which the indemnifying party is disputing its obligation involve alleged damages that are not material to the Company’s unaudited condensed consolidated statements of financial condition, operations or cash flows.
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
     Other Commitments — As of June 30, 2011, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $352.8 million, which it can sell or repledge. Of this amount, approximately $171.5 million has been pledged or sold as of June 30, 2011; $140.8 million was pledged to banks in connection with unutilized secured margin lines of credit, $14.6 million was pledged to the Options Clearing Corporation, and $16.1 million was loaned to the Depository Trust Company (“DTC”) through participation in its Stock Borrow Program. As of December 31, 2010, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $326.9 million, which it can sell or repledge. Of this amount, approximately $167.4 million has been pledged or sold as of December 31, 2010; $145.8 million was pledged to banks in connection with unutilized secured margin lines of credit, $13.5 million was pledged to the Options Clearing Corporation, and $8.1 million was loaned to the DTC through participation in its Stock Borrow Program.
     LPL Financial provides a large global insurance company with brokerage, clearing and custody services on a fully disclosed basis; offers its investment advisory programs and platforms; and provides technology and additional processing and related services to its advisors and their clients. The agreements were entered into in 2006 with five year terms, subject to additional 24-month extensions upon mutual agreement by the parties. Termination fees may be payable by a terminating or breaching party depending on the specific cause of termination.
12. Share-Based Compensation
     Stock Options and Warrants
     Certain employees, advisors, institutions, officers and directors who contribute to the success of the Company participate in the 2010 Omnibus Equity Incentive Plan. Stock options and warrants generally vest in equal increments over a five-year period and expire on the 10th anniversary following the date of grant.
     The Company recognizes share-based compensation expense related to employee stock option awards based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized share-based compensation related to the vesting of employee stock option awards of $3.3 million and $2.3 million during the three months ended June 30, 2011 and 2010, respectively, and $7.1 million and $4.8 million during the six months ended June 30, 2011 and 2010, respectively, which is included in compensation and benefits on the unaudited condensed consolidated statements of operations. As of June 30, 2011, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $46.2 million, which is expected to be recognized over a weighted-average period of 3.77 years.
     The following table presents the weighted-average assumptions used by the Company in calculating the fair value of its employee stock options with the Black-Scholes valuation model that have been granted during the six months ended June 30, 2011 and 2010:

	2011	2010
Expected life (in years)	6.50	6.50
Expected stock price volatility	48.61%	50.30%
Expected dividend yield	—	—
Fair value of options	$17.54	$12.31
Risk-free interest rate	2.58%	2.79%
     The Company recognizes share-based compensation expense for stock options and warrants awarded to its advisors and financial institutions based on the fair value of awards at each interim reporting period. The Company recognized share-based compensation of $0.9 million and $2.2 million during the three months ended June 30, 2011, and 2010, respectively, and $1.9 million and $2.8 million during the six months ended June 30, 2011 and 2010, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory fees on the unaudited condensed consolidated statements of operations. As of June 30, 2011, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $17.1 million for advisors and financial institutions, which is based on the fair value of the awards as of June 30, 2011, and is expected to be recognized over a weighted-average period of 3.64 years.

     The following table presents the weighted-average assumptions used by the Company in calculating the fair value of its advisor stock options and financial institution warrants with the Black-Scholes valuation model that have been granted during the six months ended June 30, 2011 and 2010:

	2011	2010
Expected life (in years)	9.82	9.70
Expected stock price volatility	49.54%	53.18%
Expected dividend yield	—	—
Fair value of options	$23.09	$25.40
Risk-free interest rate	3.50%	3.18%
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
     The following table summarizes the Company’s activity in its stock option and warrant plans for the six months ended June 30, 2011:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(Years)	(In thousands)
Outstanding — December 31, 2010	10,279,052	$18.12
Granted	603,312	34.10
Exercised	(1,401,211)	4.73
Forfeited and expired	(323,997)	26.29

Outstanding — June 30, 2011	9,157,156	$20.94	6.84	$121,558

Exercisable — June 30, 2011	3,957,985	$12.03	4.59	$87,788

     The following table summarizes information about outstanding stock options and warrants:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
	Total	Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
At June 30, 2011:
$1.35 — $2.38	2,142,833	2.56	$1.68	2,142,833	$1.68
$10.30 — $19.74	797,549	7.45	18.46	261,337	17.58
$21.60 — $22.08	1,926,425	7.92	22.02	522,195	21.90
$23.02 — $27.80	2,049,769	7.07	26.52	1,031,620	27.11
$30.00 — $34.79	2,240,580	9.52	34.19	—	—

	9,157,156	6.83	$20.94	3,957,985	$12.03

     Nonqualified Deferred Compensation Plan
     On November 19, 2008, the Company established an unfunded, unsecured deferred compensation plan to permit employees and former employees who held non-qualified stock options issued under the 2005 Stock Option Plan for Incentive Stock Options and 2005 Stock Option Plan for Non-qualified Stock Options that were to expire in 2009 and 2010, to receive stock units under the 2008 Nonqualified Deferred Compensation Plan. Stock units represent the right to receive one share of common stock. Distribution will occur at the earliest of (a) a date in 2012 to be determined by the Board of Directors; (b) a change in control of the Company; or (c) death or disability of the participant. Issuance of stock units, which occurred in December 2008, is not taxable for federal and state income tax purposes until the participant receives a distribution under the deferred compensation plan. At June 30, 2011, the Company had 2,823,452 stock units outstanding under the 2008 Nonqualified Deferred Compensation Plan.
     Restricted Stock Awards
     The Company grants restricted stock awards under its 2010 Omnibus Equity Incentive Plan to its non-employee directors who are in a position to make a significant contribution to the success of the Company. Restricted stock awards vest on the second anniversary of the date of grant and upon termination of service, unvested awards shall immediately be forfeited. On March 4, 2011, the Company issued 12,104 shares of restricted stock awards to certain of its directors at a fair value of $33.05 per share.
     A summary of the status of the Company’s restricted stock awards as of and for the six months ending June 30, 2011 was as follows:

		Weighted Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2011	10,692	$ 28.30
Granted	12,104	33.05
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2011	22,796	$ 30.82

     The Company accounts for restricted stock awards granted to its non-employee directors by measuring such awards at their grant date fair value. Share-based compensation expense is recognized ratably over the requisite service period, which generally equals the vesting period. Based upon the Company’s history of termination of non-employee directors, management has assumed zero forfeitures for restricted stock awards. The Company recognized $0.1 million of share-based compensation related to the vesting of restricted stock awards granted to its directors during the six months ended June 30, 2011, which is included in compensation and benefits on the unaudited condensed consolidated statements of operations. As of June 30, 2011, total unrecognized compensation cost was $0.5 million, which is expected to be recognized over a weighted-average remaining period of 1.48 years.
     Share Repurchase Program
     On May 25, 2011, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $80.0 million of its issued and outstanding shares of common stock through May 31, 2013. The purchases will be effected in open market transactions with the timing of purchases and the amount of stock purchased determined at the discretion of the Company’s management.
     As of June 30, 2011, the Company repurchased 2,283,854 shares of common stock at a weighted-average price of $34.84 per share for an aggregate purchase price of $79.6 million.
     Share Reservations
     As of June 30, 2011, the Company had approximately 9.8 million authorized unissued shares reserved for issuance upon exercise and conversion of outstanding awards.

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
     A reconciliation of the income used to compute basic and diluted earnings per share for the periods noted was as follows (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic earnings per share:
Net income, as reported	$45,507	$8,000	$94,506	$33,554
Less: allocation of undistributed earnings to stock units	(582)	(130)	(1,212)	(544)

Net income, for computing basic earnings per share	$44,925	$7,870	$93,294	$33,010

Diluted earnings per share:
Net income, as reported	$45,507	$8,000	$94,506	$33,554
Less: allocation of undistributed earnings to stock units	(561)	(113)	(1,167)	(477)

Net income, for computing diluted earnings per share	$44,946	$7,887	$93,339	$33,077

     A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings per share for the periods noted was as follows (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic weighted average number of shares outstanding	109,055	86,812	108,932	86,806
Dilutive common share equivalents	4,095	12,675	4,223	12,442

Diluted weighted average number of shares outstanding	113,150	99,487	113,155	99,248

     Basic and diluted earnings per share for the periods noted were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic earnings per share	$0.41	$0.09	$0.86	$0.38
Diluted earnings per share	$0.40	$0.08	$0.82	$0.33
     The computation of diluted earnings per share excluded stock options and warrants to purchase 2,975,485 shares and 3,067,470 shares for the three months ended June 30, 2011 and 2010, respectively, and 3,181,435 shares and 3,264,780 shares for the six months ended June, 30 2011 and 2010, respectively, because the effect would have been anti-dilutive.
14. Related Party Transactions
     One of the Company’s majority stockholders owns a minority interest in Artisan Partners Limited Partnership (“Artisan”), which pays fees in exchange for product distribution and record-keeping services. During the six months ended June 30, 2011 and 2010, the Company earned $1.5 million and $1.2 million, respectively, in fees from Artisan. Additionally, as of June 30, 2011 and December 31, 2010, Artisan owed the Company $0.8 million and $0.6 million, respectively, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the unaudited condensed consolidated statements of financial condition.

     One of the Company’s majority stockholders owns a minority interest in XOJET, Inc. (“XOJET”), which provides chartered aircraft services. The Company paid $1.0 million and $0.9 million to XOJET for chartered aircraft services during the six months ended June 30, 2011 and 2010 respectively. For 2011, $0.5 million was incurred in the first quarter for travel to advisor conferences.
     Aplifi, Inc. (formerly named Blue Frog Solutions, Inc.) (“Aplifi”), a privately held technology company in which the Company holds an equity interest, provides software licensing for annuity order entry and compliance. The Company paid $1.0 million and $0.9 million to Aplifi for such services during the six months ended June 30, 2011 and 2010, respectively. As of December 31, 2010, the Company had payables to Aplifi of $0.7 million, which is included in accounts payable and accrued liabilities on the unaudited condensed consolidated statements of financial condition.
     An immediate family member of one of the Company’s executive officers, is an executive officer of CresaPartners LLC (“CresaPartners”). CresaPartners provides the Company and its subsidiaries real estate advisory, transaction and project management services. The Company paid $0.3 million to CresaPartners during the six months ended June 30, 2011.
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
     Net capital and net capital requirements for the Company’s broker-dealer subsidiaries as of June 30, 2011 are presented in the following table (in thousands):

		Minimum
	Net	Net Capital	Excess Net
	Capital	Required	Capital
LPL Financial LLC	$92,999	$6,412	$86,587
UVEST Financial Services Group, Inc.	$23,781	$1,283	$22,498
     LPL Financial is a clearing broker-dealer and UVEST is an introducing broker-dealer.
     In connection with the Company’s 2009 initiative that consolidated Associated Securities Corp. (“Associated”), Mutual Service Corporation (“MSC”) and Waterstone Financial Group, Inc. (“WFG”), (together, the “Affiliated Entities”) with LPL Financial, Associated and WFG have withdrawn their registration with the Financial Industry Regulatory Authority effective February 5, 2011, and are no longer subject to net capital filing requirements. At June 30, 2011, MSC had net capital of $8.0 million, which was $7.7 million in excess of its minimum required net capital.
     PTC is also subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s unaudited condensed consolidated financial statements. As of June 30, 2011 and December 31, 2010, the Company’s registered broker-dealers and PTC have met all capital adequacy requirements to which they are subject.
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
     We provide an integrated platform of proprietary technology, brokerage and investment advisory services to over 12,600 independent financial advisors and financial advisors at financial institutions (our “advisors”) across the country, enabling them to successfully service their retail investors with unbiased, conflict-free financial advice. In addition, we support over 4,000 financial advisors with customized clearing, advisory platforms and technology solutions. Our singular focus is to support our advisors with the front, middle and back-office support they need to serve the large and growing market for independent investment advice, particularly in the mass affluent market. We believe we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services and full open architecture access to leading financial products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting or market making.
     For over 20 years we have served the independent advisor market. We currently support the largest independent advisor base and we believe we have the fourth largest overall advisor base in the United States as of June 30, 2011. Through our advisors, we are also one of the largest distributors of financial products in the United States. Our scale is a substantial competitive advantage and enables us to more effectively attract and retain advisors. Our unique model allows us to invest more resources in our advisors, increasing their revenues and creating a virtuous cycle of growth. We are headquartered in Boston and currently have approximately 2,700 employees across our locations in Boston, Charlotte and San Diego.
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

Advisory Fees. Advisory fee revenues represent fees charged by us and our advisors to their clients based on the value of advisory assets. Advisory fees are typically billed to clients quarterly, in advance, and are recognized as revenue ratably during the quarter. The value of the assets in the advisory account or the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. The majority of our accounts are billed using values as of the last business day of the quarter. Some of our advisors conduct their advisory business through separate entities by establishing their own Registered Investment Advisor (“RIA”) pursuant to the Investment Advisers Act of 1940, rather than using our corporate registered RIA. These stand-alone RIAs engage us for technology, clearing, regulatory and custody services, as well as access to our investment advisory platforms. The fee-based production generated by the stand-alone RIA is earned by the advisor, and accordingly not included in our advisory fee revenue. We charge fees to stand-alone RIAs including administrative fees based on the value of assets within these advisory accounts. Such fees are included within asset-based fees and transaction and other fees, as described below.

•	Asset-Based Fees. Asset-based fees are comprised of fees from cash sweep programs, our financial product manufacturer sponsorship programs, and omnibus processing and networking services. Pursuant to contractual arrangements, uninvested cash balances in our advisors’ client accounts are swept into either insured deposit accounts at various banks or third-party money market funds, for which we receive fees, including administrative and record-keeping fees based on account type and the invested balances. In addition, we receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales-force education and training efforts. We also earn fees on mutual fund assets for which we provide administrative and record-keeping services. Our networking fees represent fees paid to us by mutual fund and annuity product manufacturers in exchange for administrative and record-keeping services that we provide to clients of our advisors. Networking fees are correlated to the number of positions we administer, not the value of assets under administration.

•	Transaction and Other Fees. Revenues earned from transaction and other fees primarily consist of transaction fees and ticket charges, subscription fees, Individual Retirement Account (“IRA”) custodian fees, contract and license fees, conference fees and small/inactive account fees. We charge fees to our advisors and their clients for executing transactions in brokerage and fee-based advisory accounts. We earn subscription fees for the software and technology services provided to our advisors and on IRA custodial services that we provide for their client accounts. We charge monthly administrative fees to our advisors. We charge fees to financial product manufacturers for participating in our training and marketing conferences and fees to our advisors and their clients for accounts that do not meet certain specified thresholds of size or activity. In addition, we host certain advisor conferences that serve as training, sales and marketing events in our first and third fiscal quarters and as a result, we anticipate higher transaction and other fees resulting from the collection of revenues from sponsors and advisors, in comparison to other periods.

•	Interest and Other Revenue. Other revenue includes marketing re-allowances from certain financial product manufacturers as well as interest income from client margin accounts and cash equivalents, net of operating interest expense, and other items.
Our Operating Expenses
•	Production Expenses. Production expenses are comprised of the following: gross commissions and advisory fees that are earned and paid out to advisors based on the sale of various products and services; production bonuses for achieving certain levels of production; recognition of share-based compensation expense from stock options and warrants granted to advisors and financial institutions based on the fair value of the awards at each interim reporting period; amounts designated by advisors as deferred commissions in a non-qualified deferred compensation plan that are marked to market at each interim reporting period; and brokerage, clearing and exchange fees. We refer to these expenses as the production “payout”. Substantially all of the production payout is variable and correlated to the revenues generated by each advisor.

•	Compensation and Benefits Expense. Compensation and benefits expense includes salaries and wages and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

•	General and Administrative Expenses. General and administrative expenses include promotional fees, occupancy and equipment, communications and data processing, regulatory fees, travel and entertainment and professional services. We host certain advisor conferences that serve as training, sales and marketing events in our first and third fiscal quarters and as a result, we anticipate higher general and administrative expenses in comparison to other periods.

•	Depreciation and Amortization Expense. Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets represent significant intangible assets established through our acquisitions, as well as fixed assets which include internally developed software, hardware, leasehold improvements and other equipment.

•	Restructuring Charges. Restructuring charges represent expenses incurred as a result of our 2009 consolidation of Associated Securities Corp., Mutual Service Corporation and Waterstone Financial Group, Inc. (together, the “Affiliated Entities”) and our 2011 consolidation of UVEST Financial Services Group, Inc. (“UVEST”).

•	Other Expenses. Other expenses include bank fees, other taxes, bad debt expense and other miscellaneous expenses.
 How We Evaluate Growth
     We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics as of and for the three and six months ended June 30, 2011 and 2010 are as follows:

	June 30,
	2011	2010	% Change
	(unaudited)
Business Metrics
Advisors(1)	12,660	12,066	4.9%
Advisory and brokerage assets (in billions)(2)	$340.8	$276.9	23.1%
Advisory assets under management (in billions)(3)	$103.2	$78.9	30.8%
Net new advisory assets (in billions)(4)	$6.8	$3.9	74.4%
Insured cash account balances (in billions)(3)	$13.2	$11.8	11.9%
Money market account balances (in billions)(3)	$8.2	$7.2	13.9%

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)
Financial Metrics
Revenue growth from prior period	13.1%	18.1%	15.3%	16.9%
Recurring revenue as a % of net revenue(5)	62.4%	59.3%	61.3%	59.7%
Gross margin (in millions)(6)	$259.9	$233.6	$529.5	$463.8
Gross margin as a % of net revenue(6)	29.1%	29.6%	29.9%	30.2%
Net income (in millions)	$45.5	$8.0	$94.5	$33.6
Adjusted EBITDA (in millions)	$123.0	$109.9	$247.3	$215.3
Adjusted Earnings (in millions)	$58.8	$46.4	$118.2	$87.5
Earnings per share — diluted	$0.40	$0.08	$0.82	$0.33
Adjusted Earnings per share — diluted	$0.52	$0.47	$1.04	$0.88

(1)	Advisors are defined as those investment professionals who are licensed to do business with our broker-dealer subsidiaries.

(2)	Advisory and brokerage assets are comprised of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition.

(3)	Advisory assets under management, insured cash account balances and money market account balances are components of advisory and brokerage assets.

(4)	Represents net new advisory assets that are custodied in our fee-based advisory platforms during the six months ended June 30, 2011. Net new advisory assets for the three months ended June 30, 2011 and 2010 were $3.1 billion and $2.4 billion, respectively.

(5)	Recurring revenue is derived from sources such as advisory fees, asset-based fees, trailing commission fees, fees related to our cash sweep programs, interest earned on margin accounts and technology and service fees.

(6)	Gross margin is calculated as net revenues less production expenses. Production expenses consist of the following expense categories from our unaudited condensed consolidated statements of operations: (i) commissions and advisory fees and (ii) brokerage, clearing and exchange. All other expense categories, including depreciation and amortization, are considered general and administrative in nature. Because our gross margin amounts do not include any depreciation and amortization expense, our gross margin amounts may not be comparable to those of others in our industry.

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
     We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported GAAP results, provides useful information to investors regarding our performance and overall results of operations for the following reasons:
•	because non-cash equity grants made to employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, share-based compensation expense is not a key measure of our operating performance and

•	because costs associated with acquisitions and the resulting integrations, debt refinancing, restructuring and conversions and equity issuance and related offering costs can vary from period to period and transaction to transaction, expenses associated with these activities are not considered a key measure of our operating performance.
We use Adjusted EBITDA:
•	as a measure of operating performance;

•	for planning purposes, including the preparation of budgets and forecasts;

•	to allocate resources to enhance the financial performance of our business;

•	to evaluate the effectiveness of our business strategies;

•	in communications with our board of directors concerning our financial performance and

•	as a factor in determining employee and executive bonuses
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

     Set forth below is a reconciliation from our net income to Adjusted EBITDA for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)
Net income	$45,507	$8,000	$94,506	$33,554
Interest expense	18,154	27,683	36,326	52,019
Income tax expense	29,972	628	62,531	19,790
Amortization of purchased intangible assets and software(1)	9,686	10,938	19,223	25,049
Depreciation and amortization of all other fixed assets	8,721	11,172	17,349	22,651

EBITDA	112,040	58,421	229,935	153,063
EBITDA Adjustments:
Share-based compensation expense(2)	3,427	2,239	7,287	4,775
Acquisition and integration related expenses(3)	1,548	3,377	2,964	3,517
Restructuring and conversion costs(4)	4,599	5,619	5,434	13,598
Debt amendment and extinguishment costs(5)	—	38,484	—	38,605
Equity issuance and related offering costs	1,349	1,687	1,641	1,687
Other(6)	34	37	67	76

Total EBITDA Adjustments	10,957	51,443	17,393	62,258

Adjusted EBITDA	$122,997	$109,864	$247,328	$215,321

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 and our various acquisitions.

(2)	Represents share-based compensation expense related to vested stock options awarded to employees and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.

(3)	Represents acquisition and integration costs resulting from various acquisitions.

(4)	Represents organizational restructuring charges and conversion and other related costs incurred resulting from the 2009 consolidation of the Affiliated Entities and the 2011 consolidation of UVEST.

(5)	Represents debt amendment costs incurred in 2010 for amending and restating our credit agreement to establish a new term loan tranche and to extend the maturity of an existing tranche on our senior credit facilities.

(6)	Represents other taxes.
Adjusted Earnings and Adjusted Earnings per share
     Adjusted Earnings represents net income before: (a) share-based compensation expense, (b) amortization of intangible assets and software, a component of depreciation and amortization resulting from our merger transaction in 2005 and our various acquisitions, (c) acquisition and integration related expenses, (d) restructuring and conversion costs, (e) debt amendment and extinguishment costs (f) equity issuance and related offering costs and (g) other. Reconciling items are tax effected using the income tax rates in effect for the applicable period, adjusted for any potentially non-deductible amounts.
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

     We believe that Adjusted Earnings and Adjusted Earnings per share, viewed in addition to, and not in lieu of, our reported GAAP results provide useful information to investors regarding our performance and overall results of operations for the following reasons:
•	because non-cash equity grants made to employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, share-based compensation expense is not a key measure of our operating performance;

•	because costs associated with acquisitions and related integrations, debt refinancing, restructuring and conversions, and equity issuance and related offering costs can vary from period to period and transaction to transaction, expenses associated with these activities are not considered a key measure of our operating performance and

•	because amortization expenses can vary substantially from company to company and from period to period depending upon each company’s financing and accounting methods, the fair value and average expected life of acquired intangible assets and the method by which assets were acquired, the amortization of intangible assets obtained in acquisitions are not considered a key measure in comparing our operating performance.
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

     The following table sets forth a reconciliation of net income to Adjusted Earnings and Adjusted Earnings per share (in thousands, except per share data):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)
Net income	$45,507	$8,000	$94,506	$33,554
After-Tax:
EBITDA Adjustments(1)
Share-based compensation expense(2)	2,677	1,870	5,578	3,880
Acquisition and integration related expenses	955	2,052	1,829	2,137
Restructuring and conversion costs	2,838	3,415	3,353	8,238
Debt amendment and extinguishment costs	—	23,387	—	23,460
Equity issuance and related offering costs	832	1,025	1,012	1,025
Other	21	22	41	46

Total EBITDA Adjustments	7,323	31,771	11,813	38,786

Amortization of purchased intangible assets and software(1)	5,977	6,647	11,861	15,177

Adjusted Earnings	$58,807	$46,418	$118,180	$87,517

Adjusted Earnings per share(3)	$0.52	$0.47	$1.04	$0.88
Weighted average shares outstanding — diluted(4)	113,150	99,487	113,155	99,248

(1)	EBITDA Adjustments and amortization of purchased intangible assets and software have been tax effected using a federal rate of 35.0% and the applicable effective state rate which was 3.30% for the three and six month periods ended June 30, 2011, and 4.23% and 4.32% for the corresponding periods in 2010, net of the federal tax benefit. In April 2010, a step up in basis of $89.1 million for internally developed software that was established at the time of the 2005 merger transaction became fully amortized, resulting in lower balances of intangible assets that are amortized.

(2)	Represents the after-tax expense of non-qualified stock options in which we receive a tax deduction upon exercise, and the full expense impact of incentive stock options granted to employees that have vested and qualify for preferential tax treatment and conversely, we do not receive a tax deduction. Share-based compensation for vesting of incentive stock options was $1.5 million and $1.3 million, respectively, for the three months ended June 30, 2011 and 2010, and $2.8 million and $2.5 million for the six months ended June 30, 2011 and 2010, respectively.

(3)	Represents Adjusted Earnings divided by weighted average number of shares outstanding on a fully diluted basis. Set forth is a reconciliation of earnings per share on a fully diluted basis as calculated in accordance with GAAP to Adjusted Earnings per share:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)
Earnings per share — diluted	$0.40	$0.08	$0.82	$0.33
Adjustment for allocation of undistributed earnings to stock units	0.01	—	0.01	0.01
After-Tax:
EBITDA Adjustments per share	0.06	0.32	0.11	0.39
Amortization of purchased intangible assets and software per share	0.05	0.07	0.10	0.15

Adjusted Earnings per share	$0.52	$0.47	$1.04	$0.88

(4)	Weighted average shares outstanding on a fully diluted basis increased from 99.2 million shares for the six months ended June 30, 2010 to 113.2 million shares for the six months ended June 30, 2011, due primarily to the successful completion of our Initial Public Offering (“IPO”) in the fourth quarter of 2010. The increase is attributed to the release of the restriction of approximately 7.4 million shares of common stock upon closing of our IPO in the fourth quarter of 2010, the issuance of approximately 1.5 million shares of common stock by the Company pursuant to the over-allotment option granted to the underwriters in connection with the IPO, and shares that were issued upon exercise of options by selling stockholders in connection with the IPO, net of any shares retired to satisfy the exercise price in a cashless exercise.

The following table reflects pro-forma Adjusted Earnings per share and growth in pro-forma Adjusted Earnings per share, assuming weighted average shares outstanding on a fully diluted basis as of June 30, 2011 were also outstanding as of June 30, 2010 (in thousands, except per share data):

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	% Change	2011	2010	% Change
	(unaudited)			(unaudited)
Adjusted Earnings	$58,807	$46,418		$118,180	$87,517
Weighted average shares outstanding — diluted as of June 30, 2011	113,150	113,150		113,155	113,155

Pro-forma Adjusted Earnings per share	$0.52	$0.41	26.8%	$1.04	$0.77	35.1%

Acquisitions, Integrations and Divestitures
Acquisition of National Retirement Partners, Inc.
     On July 14, 2010, we announced a definitive agreement to acquire certain assets of National Retirement Partners, Inc. (“NRP”). NRP’s advisors offer products and services to retirement plan sponsors and participants and comprehensive financial services to high net worth individuals. This strategic acquisition will further enhance our capabilities and presence in the group retirement plan space. Our existing advisors will benefit from growth opportunities, as well as IRA rollovers and other retirement related services and solutions.
     The transaction closed on February 9, 2011, and accordingly 206 advisors previously registered with NRP transferred their securities and advisory licenses and registrations to LPL Financial LLC (“LPL Financial”). These advisors support small and medium sized business with employee retirement solutions, including group annuities and 401(k) plans.
     We paid $17.2 million at the closing of the transaction, and $3.7 million of additional funds remain in an escrow account to be paid to former shareholders of NRP pursuant to the terms of the asset purchase agreement. Additionally, we may be required to pay future consideration that is contingent upon the achievement of certain revenue-based milestones in the third year after acquisition. Including the provisional contingent consideration, the total consideration for the acquisition was approximately $24.2 million.
Acquisition of Concord Capital Partners
     On April 20, 2011, we announced our intent to acquire all of the outstanding common stock of Concord Capital Partners (“Concord Wealth Management”) and certain of its subsidiaries. Concord Wealth Management is an industry leader in providing technology and open architecture investment management solutions for trust departments of financial institutions. Through this acquisition, we will have the ability to support both the brokerage and trust business lines of current and prospective financial institutions. The acquisition will also create new expansion opportunities such as giving us the ability to custody personal trust assets within banks across the country.
     On June 22, 2011, the transaction closed. We paid $20.0 million at the closing of the transaction. As of June 30, 2011, $2.3 million remains in an escrow account to be paid to former shareholders of Concord Wealth Management in accordance with the terms of the stock purchase agreement.
     We may be required to pay future consideration that is contingent upon the achievement of certain gross margin-based milestones for the year ended December 31, 2013. The maximum amount of contingent consideration is $15.0 million. We estimate the total fair value of the contingent consideration as $11.5 million at the acquisition date, which has been recorded within accounts payable and accrued liabilities on the unaudited condensed consolidated statements of financial condition. Including the provisional contingent consideration, the total consideration for the acquisition was approximately $33.8 million.
Consolidation of UVEST Financial Services Group, Inc.
     On March 14, 2011, we committed to a corporate restructuring plan to enhance our service offering, while generating efficiencies. The restructuring plan includes the consolidation the operations of our subsidiary, UVEST with those of LPL

Financial. In connection with the consolidation of UVEST, certain registered representatives currently associated with UVEST will move to LPL Financial through a transfer of their licenses. The transfers are expected to be completed in stages, with the first stage expected to commence in the third quarter of 2011, and the final stage to be completed by December 2011. Following the transfer of registered representatives and client accounts to LPL Financial, all registered representatives and client accounts that transferred shall then be associated with LPL Financial. In addition, UVEST will terminate its clearing relationship with a third-party clearing firm.
     We anticipate recording pre-tax expenditures of $52.7 million over the course of the restructuring plan, including a non-cash impairment charge of $5.6 million. These expenditures are comprised of estimated costs of $28.7 million relating to the conversion and transfer of registered representatives and client accounts from UVEST to LPL Financial (including $14.2 million in technology expenditures), $11.4 million of contract termination fees and $7.0 million of advisor retention and related benefits.
     During the second quarter ended June 30, 2011, and in conjunction with the corporate restructuring plan to consolidate UVEST, certain institutional relationships were determined to have no future economic benefit. Accordingly, we have recorded an intangible asset impairment charge of $1.7 million. The impairment was determined based upon the attrition of institutions and their related revenue streams during the period of consolidation.
     These restructuring activities are expected to be completed by the end of 2011. We expect this restructuring will improve pre-tax profitability by approximately $10 million to $12 million per year upon the completion of integration activities by creating operational efficiencies and revenue opportunities.
Economic Overview and Impact of Financial Market Events
     The steady recovery of the equity markets, from the market lows that occurred in March of 2009, progressed through its third year during the first half of 2011. This improvement is reflected in the daily S&P 500, which averaged 1,311 during the first six months of 2011, 16.1% above the daily average of 1,129 in the comparable prior year period; however, significant uncertainty about the sustainability of growth remains with overall employment levels low and housing prices unsteady. While the general direction of the equity markets has been up for the last two years, the markets have experienced brief and sharp contractions during this time in response to uncertainties arising from global economic and political developments.
     The second quarter of 2011 proved to be quite volatile for the equity markets reflected by the S&P 500 reaching a high in late April before turning downward, dropping 7.2% by mid-June, and then recovering with a 4.4% increase in the last few days of the quarter. For the second quarter ended June 30, 2011, the S&P closed at 1,321 compared to 1,031 for the prior year period. These fluctuations are influenced by a number of factors: international debt crises, our national debt ceiling debate, strong initial public offerings, high unemployment rates, and strong cash positions among other factors.
     In response to the market turbulence and overall economic environment, the central banks, including the Federal Reserve, have maintained historically low interest rates. The average effective rate for federal funds was 0.09% in the second quarter of 2011, a decrease from the average of 0.19% for the second quarter of 2010. During the second quarter of 2011, the quantitative easing program introduced by the Federal Reserve resulted in a decline in the average effective rate on a sequential quarter basis of 6 basis points. The low interest rate environment negatively impacts our revenues from client assets in our cash sweep programs.
     As a result of the uncertainties in the market and weak investor confidence following the 2008-2009 crash, our revenues from sales of investment products and from transactions have been slowly recovering to their pre-crash levels. Our results for the second quarter and first six months of 2011 reflect the sustained expansions of investment activities and volumes since early in 2008. This re-engagement of investors is reflected, in part, in our commission revenues, which reached $459.9 million in the second quarter, surpassing our previous quarterly high of $451.9 million set during the first quarter. Advisory fees also hit a record high of $264.3 million for the second quarter of 2011, compared to a previous high of $244.1 million in the first quarter of 2011.
     While our business has improved as a result of the more favorable environment, our outlook remains cautiously optimistic and we continue to attempt to mitigate the impact of financial market events on our earnings with a strategic focus on attractive growth opportunities such as business development from attracting new advisors and through expense management activities.
Results of Operations
     The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2011 and 2010. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Revenues
Commissions	$459,882	$420,169	9.5%	$911,759	$809,141	12.7%
Advisory fees	264,289	215,146	22.8%	508,376	421,476	20.6%
Asset-based fees	90,504	77,436	16.9%	180,327	148,886	21.1%
Transaction and other fees	68,755	68,132	0.9%	142,504	135,495	5.2%
Other	10,566	9,278	13.9%	24,899	18,569	34.1%

Net revenues	893,996	790,161	13.1%	1,767,865	1,533,567	15.3%

Expenses
Production	634,088	556,538	13.9%	1,238,415	1,069,740	15.8%
Compensation and benefits	81,410	74,822	8.8%	165,552	148,397	11.6%
General and administrative	58,168	54,550	6.6%	122,450	107,787	13.6%
Depreciation and amortization	18,407	22,110	(16.7)%	36,572	47,700	(23.3)%
Restructuring charges	4,814	4,622	4.2%	5,351	8,571	(37.6)%
Other	3,476	3,229	7.6%	6,162	8,030	(23.3)%

Total operating expenses	800,363	715,871	11.8%	1,574,502	1,390,225	13.3%

Non-operating interest expense	18,154	27,683	(34.4)%	36,326	52,019	(30.2)%
Loss on extinguishment of debt	—	37,979	*	—	37,979	*

Total expenses	818,517	781,533	4.7%	1,610,828	1,480,223	8.8%

Income before provision for income taxes	75,479	8,628	*	157,037	53,344	194.4%
Provision for income taxes	29,972	628	*	62,531	19,790	*

Net income	$45,507	$8,000	*	$94,506	$33,554	181.7%

* Not Meaningful
Revenues
Commissions
     The following table sets forth our commission revenue by product category included in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2011 and 2010 (in thousands):

	2011	% Total	2010	% Total	Change	% Change
Variable annuities	$201,496	43.8%	$172,755	41.1%	$28,741	16.6%
Mutual funds	130,933	28.5%	117,254	27.9%	13,679	11.7%
Fixed annuities	36,703	8.0%	39,202	9.3%	(2,499)	(6.4)%
Alternative investments	26,467	5.7%	26,179	6.2%	288	1.1%
Equities	24,466	5.3%	25,034	6.0%	(568)	(2.3)%
Fixed income	22,019	4.8%	20,943	5.0%	1,076	5.1%
Insurance	16,945	3.7%	18,216	4.4%	(1,271)	(7.0)%
Other	853	0.2%	586	0.1%	267	45.6%

Total commission revenue	$459,882	100.0%	$420,169	100.0%	$39,713	9.5%

     Commission revenue increased by $39.7 million, or 9.5%, for the three months ended June 30, 2011 compared with 2010. The increase reflects improving investor sentiment as retail investors increasingly invested in bundled solutions such as variable annuities and alternative investments. Mutual fund commission-based products were bolstered by increasing levels of trail-based commission due to historical growth and market appreciation. Partially offsetting this trend, fixed annuities experienced a decline as fixed annuity interest rates declined. Additionally, insurance commissions declined as term life insurance experienced reduced sales industry-wide.
     The following table sets forth our commission revenue by product category included in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2011 and 2010 (in thousands):

	2011	% Total	2010	% Total	Change	% Change
Variable annuities	$396,573	43.5%	$328,447	40.6%	$68,126	20.7%
Mutual funds	249,090	27.3%	232,255	28.7%	16,835	7.2%
Fixed annuities	79,454	8.7%	73,090	9.0%	6,364	8.7%
Alternative investments	54,443	6.0%	46,197	5.7%	8,246	17.8%
Equities	52,302	5.7%	49,140	6.1%	3,162	6.4%
Fixed income	45,502	5.0%	41,955	5.2%	3,547	8.5%
Insurance	32,886	3.6%	36,894	4.6%	(4,008)	(10.9)%
Other	1,509	0.2%	1,163	0.1%	346	29.8%

Total commission revenue	$911,759	100.0%	$809,141	100.0%	$102,618	12.7%

     Commission revenue increased by $102.6 million, or 12.7%, for the six months ended June 30, 2011 compared with 2010. Growth in annuities commission-based products supported by substantial increases in commissions earned on sales of variable annuities and in trail-based commissions for annuities and mutual funds were the primary factors for the increase. The increase in alternative investments is reflective of improved investor confidence and preferences for diversification. Insurance commissions declined as term life insurance experienced reduced sales industry-wide.
Advisory Fees
     Advisory fees increased by $49.1 million, or 22.8%, to $264.3 million for the three months ended June 30, 2011 compared with 2010. Advisory revenue is predominately driven by the prior quarter-end advisory assets under management, which increased 23.1% from March 31, 2010 to March 31, 2011. The increase was primarily due to net new advisory assets of $10.9 billion over this period as a result of strong new business development and a shift by our existing advisors toward more advisory business. This trend continued with an additional $3.1 billion in net new advisory assets this quarter, driving additional revenue growth. The remaining advisory asset growth was driven by its correlation to market growth, as represented by the S&P 500 index growing 13.4% from 1,169 as of March 31, 2010 to 1,326 on March 31, 2011.
     Advisory fees increased by $86.9 million, or 20.6%, for the six months ended June 30, 2011 compared with 2010. This growth was supported by the same net new advisory asset flows and market appreciation that impacted our quarterly performance.
     The following table summarizes the activity within our advisory assets under management for the three and six months ended June 30, 2011 and 2010 (in billions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Beginning of period	$99.7	$81.0	$93.0	$77.2
Net new advisory assets	3.1	2.4	6.8	3.9
Market impacts	0.4	(4.5)	3.4	(2.2)

End of period	$103.2	$78.9	$103.2	$78.9

Asset-Based Fees
     Asset-based fees increased by $13.1 million, or 16.9%, for the three months ended June 30, 2011 compared with 2010. Revenues from product sponsors and for record-keeping services, which are largely based on the underlying asset values, increased due to the impact of the market’s recovery on the value of those underlying assets and net new sales of eligible assets. The average S&P 500 index for the three months ended June 30, 2011 was 1,318, an increase of 16.2% over the average for the three months ended June 30, 2010. In addition, revenues from our cash sweep programs increased by $0.3 million, or 1.0%, to $29.8 million for the three months ended June 30, 2011 from $29.5 million for the three months ended June 30, 2010. This was driven by an increase in the assets in our cash sweep programs, which averaged $19.5 billion and $18.6 billion for the three months ended June 30, 2011 and 2010, respectively, partially offset by a decline in the effective federal funds rate.

     Asset-based fees increased by $31.4 million, or 21.1%, for the six months ended June 30, 2011 compared with 2010. Revenues from product sponsors and for record-keeping services increased due to the impact of the market’s recovery on the value of those underlying assets and net new sales of eligible assets. The average S&P 500 index for the six months ended June 30, 2011 was 1,311, an increase of 16.1% over the average for the six months ended June 30, 2010. In addition, revenues from our cash sweep programs increased by $5.9 million, or 10.6%, to $61.5 million for the six months ended June 30, 2011 from $55.6 million for the six months ended June 30, 2010. This was driven by an increase in the assets in our cash sweep programs, which averaged $19.2 billion and $18.5 billion for the six months ended June 30, 2011 and 2010, respectively.
Transaction and Other Fees
     Transaction and other fees, which include fees from advisors and their client accounts for various processing, technology and account services increased by $0.6 million, or 0.9%, for the three months ended June 30, 2011 compared with 2010. Revenues increased mostly due to increases in fees from advisors for technology and professional liability insurance services.
     Transaction and other fees increased by $7.0 million, or 5.2%, for the six months ended June 30, 2011 compared with 2010. Transactional revenues increased by $4.3 million due to increased volumes in investment activities and related transactional volumes in mutual fund, general securities, fixed income and advisory products. Other fees also increased due to higher advisor count and client account growth.
Other Revenue
     Other revenue includes marketing re-allowances from certain product manufacturers, interest income from client margin accounts and cash equivalents, net of operating interest expense and other items. Other revenue increased by $1.3 million, or 13.9%, for the three months ended June 30, 2011 compared with 2010, and $6.3 million, or 34.1%, for the six months ended June 30, 2011 compared to 2010. The increase during the three months ended June 30, 2011 was attributed primarily to unrealized gains on assets held for the advisor deferred commissions non-qualified deferred compensation plan. These assets are marked to market at each interim reporting period. Higher direct investment marketing allowances were received from product sponsor programs during the six months ended June 30, 2011 compared to the same period in 2010, largely based on the market values of the underlying assets.
Expenses
Production Expenses
     Production expenses increased by $77.6 million, or 13.9%, for the three months ended June 30, 2011 compared with 2010. This increase aligned with our commission and advisory revenues, which increased by 14.0% during the same period. Our production payout averaged 86.3% for the three months ended June 30, 2011 and 86.1% for the three months ended June 30, 2010. The increase in payout rates from the second quarter of 2010 to the comparable period of 2011 is driven by our annual production bonus incentive structure, which increases throughout the year as our advisors achieve higher production levels. As a result of greater advisor activity year-to-date, advisors are achieving these production bonuses earlier in the year.
     Production expenses increased by $168.7 million, or 15.8%, for the six months ended June 30, 2011 compared with 2010. This increase was correlated with our commission and advisory revenues, which increased by 15.4% during the same period. Our production payout averaged 85.9% for the six months ended June 30, 2011 and 85.5% for the six months ended June 30, 2010. Our annual production bonus incentive structure, which increases throughout the year as our advisors achieve higher production levels, is driven by the increase in payout rates from the first half of 2010 to the comparable period of 2011.

Compensation and Benefits
     Compensation and benefits increased by $6.6 million, or 8.8%, for the three months ended June 30, 2011 compared with 2010. The increase was due to increased staffing to support higher levels of advisor and client activities, an increase in wages and related employee benefits and the recognition of share-based compensation for stock options awarded to employees based on the grant date fair value. Specifically, employee related share-based compensation increased $1.2 million for the three months ended June 30, 2011 compared to 2010, primarily due to vesting of equity grants that were made in December 2010. Our average number of full-time employees increased 6.9% from 2,502 for the three months ended June 30, 2010 to 2,674 for the three months ended June 30, 2011.
     Compensation and benefits increased by $17.2 million, or 11.6%, for the six months ended June 30, 2011 compared with 2010. The increase was due to increased staffing to support higher levels of advisor and client activities, an increase in wages and related employee benefits and the recognition of share-based compensation for stock options awarded to employees based on the grant date fair value. Our average number of full-time employees increased 6.8% from 2,483 for the six months ended June 30, 2010 to 2,651 for the six months ended June 30, 2011. Employee related share-based compensation increased $2.5 million for the six months ended June 30, 2011 compared to 2010 primarily due to the vesting of equity grants that were made in December 2010. Also, employee merit-based salary increases went into effect two months earlier during the six months ended June 30, 2011 compared with 2010.
General and Administrative Expenses
     General and administrative expenses increased by $3.6 million, or 6.6%, for the three months ended June 30, 2011 compared with 2010. The increase was due primarily to a $4.7 million increase in business development and other promotional expenses.
     General and administrative expenses increased by $14.7 million, or 13.6%, for the six months ended June 30, 2011 compared with 2010. Business development and other promotional expenses increased by $7.1 million. Expenses for non-depreciable equipment, licensing fees and software costs increased by $4.1 million and professional fees incurred by $2.6 million.
Depreciation and Amortization
     Deprecation and amortization expense decreased by $3.7 million, or 16.7% for the three months ended June 30, 2011 compared with 2010, and decreased by $11.1 million, or 23.3% for the six months ended June 30, 2011 compared with 2010. The decrease was attributed to a step up in basis of $89.1 million in our internally developed software that was established at the time of our 2005 merger transaction and became fully amortized in April 2010. Accordingly, we recorded $1.7 million and $6.5 million, respectively, in amortization expense for the three and six months ended June 30, 2010 that did not recur in 2011. In addition, we had increased our capital expenditures in 2007 and 2008 to support our acquisitions of the Affiliated Entities and UVEST, and have since maintained more moderate levels of capital expenditures resulting in a decrease in depreciation and amortization expense.
Restructuring Charges
     Restructuring charges were $4.8 million and $5.4 million for the three and six months ended June 30, 2011, respectively. These charges relate primarily to technology costs and other expenditures incurred for the anticipated conversion and transfer of advisors and their client accounts from UVEST to LPL Financial as well as a $1.7 million impairment charge related to customer intangible assets.
     Restructuring charges were $4.6 million and 8.6 million for the three and six months ended June 30, 2010, respectively. These amounts represented charges incurred for severance and termination benefits of $2.1 million, contract termination costs of $2.4 million, asset impairment write-offs of $0.8 million and $3.3 million in other expenditures principally relating to the conversion and transfer of registered representatives and client accounts from the Affiliated Entities to LPL Financial.

Other Expenses
     Other expenses include bank fees, other taxes, bad debt expense and other miscellaneous expenses. Other expense increased by $0.2 million, or 7.6%, for the three months ended June 30, 2011 compared with 2010, and decreased by $1.9 million, or 23.3%, for the six months ended June 30, 2011 compared with 2010. The six months ended June 30, 2010 include $2.3 million of charges covered under a third-party indemnification agreement whereby the indemnitor is disputing its obligation. Refer to Litigation in Note 11 within the unaudited condensed consolidated financial statements for additional details regarding this matter.
Interest Expense
     Interest expense includes non-operating interest expense for our senior secured credit facilities. Interest expense for the three months ended June 30, 2010 also includes non-operating interest expense for our senior unsecured subordinated notes, which we redeemed in May 2010.
     Interest expense decreased by $9.5 million, or 34.4%, for the three months ended June 30, 2011 compared with 2010 and $15.7 million, or 30.2%, for the six months ended June 30, 2011 compared with 2010. The reduction in interest expense for the three and six months ended June 30, 2011 is primarily attributed to our debt refinancing in the second quarter of 2010, which included the redemption of our senior unsecured subordinated notes, resulting in a lower cost of borrowing. Interest rate swaps with a notional value of $190.0 million matured on June 30, 2010, reducing our related interest expense by $1.9 million and $3.9 million for the three and six months ended June 30, 2011 compared to 2010, respectively. Additionally, we repaid $40.0 million of term loans under our senior secured credit facilities using net proceeds received in our IPO, as well as other cash on hand, which resulted in interest savings in the 2011 periods.
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
     During the three months ended June 30, 2011, we recorded income tax expense of $30.0 million compared with an income tax expense of $0.6 million for the three months ended June 30, 2010. Our effective income tax rate was 39.7% and 7.3% for the three months ended June 30, 2011 and 2010, respectively. The effective tax rate for the three month period ended June 30, 2010 was lower primarily due to favorable state apportionment ruling and the revision of certain settlement contingencies recognized in that quarter.
     For the six months ended June 30, 2011, we recorded income tax expense of $62.5 million compared with an income tax expense of $19.8 million for the six months ended June 30, 2010. Our effective income tax rate was 39.8% and 37.1% for the six months ended June 30, 2011 and 2010, respectively. The favorable state apportionment ruling and the revision of certain settlement contingencies recognized in the 2010 period contributed to the lower effective tax rate.
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

     A summary of changes in cash flow data is provided as follows:

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Net cash flows provided by (used in):
Operating activities	$349,716	$53,024
Investing activities	(36,310)	(2,721)
Financing activities	(51,143)	(26,156)

Net increase in cash and cash equivalents	262,263	24,147
Cash and cash equivalents — beginning of period	419,208	378,594

Cash and cash equivalents — end of period	$681,471	$402,741

     Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.
     Net cash provided by operating activities includes net income adjusted for non-cash expenses such as depreciation and amortization, restructuring charges, share-based compensation, amortization of debt issuance costs, deferred income tax provision and changes in operating assets and liabilities. Operating assets and liabilities include balances related to settlement and funding of client transactions, receivables from product sponsors and accrued commissions and advisory fees due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and client behaviors. Net cash provided by operating activities was $349.7 million and $53.0 million for the six month periods ended June 30, 2011 and 2010, respectively. The increases in net cash provided by operating activities arise from increases in net income, net reductions of income taxes receivable and cash provided by the settlement of client activity as described above. Net cash provided by operating activities for the six months ended June 30, 2011 includes $55.8 million of excess tax benefits resulting from stock options exercised that primarily occurred in May 2011 at the expiration of the IPO lock-up, and a $181.8 million change in tax receivables that arose primarily from a tax benefit resulting from our IPO in November 2010.
     Net cash used in investing activities for the six months ended June 30, 2011 and June 30, 2010 totaled $36.3 million and $2.7 million, respectively. The increase for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 was primarily due to $37.2 million used for the acquisitions of NRP and Concord Wealth Management. Additionally, there was cash used of $12.5 million for capital expenditures for the six months ended June 30, 2011 compared to $3.7 million for the prior year period. Partially offsetting these trends is the release of restricted cash of $18.5 million during the six months ended June 30, 2011, compared to $2.6 million for the same period in the prior year.
     Net cash used in financing activities for the six months ended June 30, 2011 and 2010 was $51.1 million and $26.2 million, respectively. Cash flows used in financing activities for the six months ended June 30, 2011, include $67.0 million of cash used to purchase treasury stock and $47.0 million of cash used to repay senior credit facilities, partially offset by $55.8 million from excess tax benefits arising from stock options exercised.
     We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, which includes three lines of credit available, we will be adequate to satisfy our working capital needs, the payment of all of our obligations and the funding of anticipated capital expenditures for the foreseeable future. In addition, we have certain capital requirements due to our registered broker-dealer entities and have met all capital adequacy requirements for each entity and expect this to also continue for the foreseeable future.
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
     The following table shows the tax deduction available and the tax benefit expected to be realized in connection with the IPO (in thousands):

	Release on the
	Restriction of
	Shares of Common	Stock Option and
	Stock	Warrant Exercises	Total
Tax deduction available	$ 221,982	$ 382,990	$604,972
Tax benefit expected to be realized	87,072	150,228	237,300
Tax benefit recorded in 2010 as income tax receivables on the consolidated statements of financial condition	(87,072)	(57,474)	(144,546)
Tax benefit utilized in the fourth quarter of 2010 by not making a quarterly payment	—	(37,534)	(37,534)
Tax benefit utilized in the first six months of 2011 by utilization of NOLs to reduce income taxes payable	—	(42,819)	(42,819)

Total tax benefits realized as of June 30, 2011	(87,072)	(137,827)	(224,899)

Tax benefit expected to be utilized through the use of NOLs from tax deductions resulting from the IPO	$ —	$ 12,401	$12,401

     The remaining tax benefit expected to be utilized through the use of NOLs from tax deductions resulting from the IPO primarily relate to state taxes are expected to be utilized over the next few years dependent upon each state’s tax laws related to NOL carryforwards.
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
     We maintain three uncommitted lines of credit at LPL Financial. Two of the lines have unspecified limits, and are primarily dependent on our ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. The lines were utilized in 2011 and 2010; however, there were no balances outstanding at June 30, 2011 or December 31, 2010.
     We also are a party to an interest rate swap agreement, in a notional amount of $65.0 million, to mitigate interest rate risk by hedging the variability of a portion of our floating-rate senior secured term loan.
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
     As of June 30, 2011 and December 31, 2010, we were in compliance with all of our covenant requirements.
     Our covenant requirements and actual ratios as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Covenant	Actual	Covenant	Actual
Financial Ratio	Requirement	Ratio	Requirement	Ratio
Leverage Test (Maximum)	3.25	2.03	3.70	2.64
Interest Coverage (Minimum)	2.95	6.42	2.60	4.81

     Set forth below is a reconciliation from EBITDA, Adjusted EBITDA and Credit Agreement Adjusted EBITDA to our net income for the trailing twelve months ending June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
	(unaudited)
Net income (loss)	$4,090	$(56,862)
Interest expense	74,714	90,407
Income tax expense	10,754	(31,987)
Amortization of purchased intangible assets and software(1)	37,832	43,658
Depreciation and amortization of all other fixed assets	37,077	42,379

EBITDA	164,467	87,595
EBITDA Adjustments:
Share-based compensation expense(2)	12,941	10,429
Acquisition and integration related expenses(3)	12,016	12,569
Restructuring and conversion costs(4)	14,671	22,835
Debt amendment and extinguishment costs(5)	28	38,633
Equity issuance and related offering costs(6)	240,856	240,902
Other(7)	141	150

Total EBITDA Adjustments	280,653	325,518

Adjusted EBITDA	445,120	413,113
Pro-forma adjustments(8)	—	—

Credit Agreement Adjusted EBITDA	$445,120	$413,113

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 and various acquisitions.

(2)	Represents share-based compensation expense related to vested stock options awarded to employees and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.

(3)	Represents acquisition and integration costs resulting from various acquisitions. Included in the trailing twelve months ended June 30, 2011 and December 31, 2010, are $8.9 million of expenditures for certain legal settlements that have not been resolved with the indemnifying party. See Litigation in Note 11 of our unaudited condensed consolidated financial statements for further discussion on legal settlements.

(4)	Represents organizational restructuring charges and conversion and other related costs incurred resulting from the 2009 consolidation of the Affiliated Entities and the 2011 consolidation of UVEST.

(5)	Represents debt amendment costs incurred in 2010 for amending and restating our credit agreement to establish a new term loan tranche and to extend the maturity of an existing tranche on our senior credit facilities, and debt extinguishment costs to redeem our subordinated notes, as well as certain professional fees incurred.

(6)	Represents equity issuance and related offering costs. Upon closing of the IPO in the fourth quarter of 2010, the restriction on approximately 7.4 million shares of common stock issued to advisors under our Fifth Amended and Restated 2000 Stock Bonus Plan was released. Accordingly, we recorded a share-based compensation charge of $222.0 million, representing the offering price of $30.00 per share multiplied by 7.4 million shares.

(7)	Represents excise and other taxes.

(8)	Credit Agreement Adjusted EBITDA excludes pro forma general and administrative expenditures from acquisitions, as defined under the terms our senior secured credit agreement. There were no such adjustments for the twelve month periods ended June 30, 2011 and December 31, 2010.
Interest Rate Swaps
     An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. We use an interest rate swap agreement to hedge the variability on our floating interest rate for $65.0 million of our term loan under our senior secured credit facilities. We are required to pay the counterparty to the agreement fixed interest payments on a notional balance and in turn receive variable interest payments on that notional balance. Payments are settled quarterly on a net basis. As of June 30, 2011, we assessed our interest rate swap as being highly effective and we expect it to continue to be highly effective. While approximately $1.3 billion of our term loan remains unhedged as of June 30, 2011, the risk of variability on our floating interest rate is partially mitigated by the client margin loans on which we carry floating interest rates. At June 30, 2011, our receivables from our advisors’ clients for margin loan activity were approximately $252.0 million.

Off-Balance Sheet Arrangements
     We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Notes 11 and 16 to our unaudited condensed consolidated financial statements.
Contractual Obligations
     The following table provides information with respect to our commitments and obligations as of June 30, 2011:

	Payments Due by Period
		< 1	1-3	3-5	> 5
	Total	Year	Years	Years	Years
	(In thousands)
Leases and other obligations(1)	$80,372	$30,130	$31,229	$14,745	$4,268
Senior secured term loan facilities(2)	1,339,653	13,971	322,503	476,035	527,144
Commitment fee on revolving line of credit(3)	2,409	1,261	1,148	—	—
Variable interest payments: (4)
2013 Loan (Hedged)	1,315	1,315	—	—	—
2013 Loan (Unhedged)	10,534	4,685	5,849	—	—
2015 Loan (Unhedged)	80,805	20,635	40,510	19,660	—
2017 Loan (Unhedged)	172,300	29,568	58,048	56,892	27,792
Interest rate swap agreement(5)	3,045	3,045	—	—	—

Total contractual cash obligations	$1,690,433	$104,610	$459,287	$567,332	$559,204

(1)	Minimum payments have not been reduced by minimum sublease rental income of $6.4 million due in the future under noncancelable subleases. Note 11 of our unaudited condensed consolidated financial statements provides further detail on operating lease obligations and obligations under noncancelable service contracts.

(2)	Represents principal payments on our senior secured term loan facilities. See Note 9 of our unaudited condensed consolidated financial statements for further detail.

(3)	Represents commitment fees for unused borrowings on our senior secured revolving line of credit facility. See Note 9 of our unaudited condensed consolidated financial statements for further detail.

(4)	Our senior secured term loan facilities bear interest at floating rates. Variable interest payments are shown assuming the applicable LIBOR rates at June 30, 2011 remain unchanged. See Note 9 of our unaudited condensed consolidated financial statements for further detail.

(5)	Represents fixed interest payments net of variable interest received on our interest rate swap agreements. See Note 10 of our unaudited condensed consolidated financial statements for further detail.
     As of June 30, 2011, we reflect a liability for unrecognized tax benefits of $21.9 million, which we have included in income taxes payable in the unaudited condensed consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.
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
     At June 30, 2011, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.
Critical Accounting Policies and Estimates
     We have disclosed in our unaudited condensed consolidated financial statements and in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operations and financial condition. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP. There have been no material changes to those policies that we consider to be significant since the filing of our 2010 Annual Report on Form 10-K except for the addition of the following:
Acquisitions
     When we acquire companies, we recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
     Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support liabilities assumed, and pre-acquisition contingencies. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience, market data and information obtained from the management of the acquired companies and are inherently uncertain.
     Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to: (i) future expected cash flows from client relationships, advisor relationships and product sponsor relationships; (ii) estimates to develop or use software; and (iii) discount rates.
     If we determine that a pre-acquisition contingency is probable in nature and estimable as of the acquisition date, we record our best estimate for such a contingency as a part of the preliminary purchase price allocation. We continue to gather information for and evaluate our pre-acquisition contingencies throughout the measurement period and if we make changes to the amounts recorded or if we identify additional pre-acquisition contingencies during the measurement period, such amounts will be included in the purchase price allocation during the measurement period and, subsequently, in our results of operations.
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
     Changes in value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. We manage our trading inventory by product type. Our activities to facilitate client transactions generally involve mutual fund activities, including dividend reinvestments. The balances are based upon pending client activities which are monitored by our broker dealer support services department. Because these positions arise from pending client transactions, there are no specific trading or position limits. Positions held to meet clearing deposit requirements consist of U.S. government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlement area within our broker dealer support services department. Our research department develops model portfolios that are used by advisors in developing client portfolios. We currently maintain approximately 175 accounts based on model portfolios. At the time the portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum for a client. Account minimums vary by product and can range from $10,000 to $50,000 per model. We utilize these positions to track the performance of the research department. The limits on this activity are based at the inception of each new model.
     At June 30, 2011, the fair value of our trading securities owned were $9.7 million. Securities sold but not yet purchased were $4.1 million at June 30, 2011. See Note 5 of our unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned and securities sold but not yet purchased associated with our client facilitation activities. See Note 5 of our unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
     We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.
     We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trail commissions are paid and assets eligible for sponsor payments.
Interest Rate Risk
     We are exposed to risk associated with changes in interest rates. As of June 30, 2011, all of the outstanding debt under our senior secured credit facilities, $1.3 billion, was subject to floating interest rate risk. To provide some protection against potential rate increases associated with our floating senior secured credit facilities, we have entered into a derivative instrument in the form of an interest rate swap agreement with Morgan Stanley Capital Services, Inc. covering a portion ($65.0 million) of our senior secured indebtedness. While the unhedged portion of our senior secured debt is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes.
     The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at June 30, 2011:

	Outstanding at	Annual Impact of an Interest Rate Increase of
	Variable Interest	10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans	Rates	Points	Points	Points	Points
			(In thousands)

2013 Term Loan (Hedged)(1)	$65,000	$—	$—	$—	$—
2013 Term Loan (Unhedged)(2)	239,074	238	595	1,189	2,379
2015 Term Loan (Unhedged)(3)	479,435	—	—	—	—
2017 Term Loan (Unhedged)(3)	556,144	—	—	—	—

Variable Rate Debt Outstanding	$1,339,653	$238	$595	$1,189	$2,379

(1)	Represents the portion of our 2013 Term Loan that is hedged by interest rate swap agreements, which have been designated as cash flow hedges against specific payments due on the 2013 Term Loan. Accordingly, any interest rate differential is reflected in an adjustment to interest expense over the term of the interest rate swap agreements. The variable interest rate for the hedged portion of our 2013 Term Loan is based on the three-month LIBOR of 0.25%, plus the applicable interest rate margin of 1.75%.

(2)	Represents the unhedged portion of our 2013 Term Loan outstanding at June 30, 2011. The variable interest rate for the unhedged portion of our 2013 Term Loan is based on the one-month LIBOR of 0.19%, plus the applicable interest rate margin of 1.75%.

(3)	The variable interest rate for our 2015 Term Loan and our 2017 Term Loan is based on the greater of the one-month LIBOR of 0.19% or 1.50%, plus an applicable interest rate margin.
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
     The average Federal Reserve effective federal funds rate for the three months ended June 30, 2011 was 0.09%. The following table reflects the approximate annual impact to income before taxes on our insured cash programs (assuming that client balances at June 30, 2011 remain unchanged) of an upward or downward change in short-term interest rates of one basis point:

	Annualized Increase or Decrease of Income
Federal Reserve Effective Federal Funds Rate	Before Taxes per One Basis Point Change
	(Dollars in thousands)

0.00% - 0.25%		$1,300
0.26% - 1.25%		600
1.26% - 2.50%		300
> 2.50%		—
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
     As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our loss on margin accounts is immaterial and did not exceed $0.1 million during the three months ended June 30, 2011 and 2010. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

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

Change in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     Information regarding the Company’s risks is set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2010 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The table below sets forth information regarding repurchases on a monthly basis during the second quarter of 2011:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number		Part of Publicly	Yet Be
	of Shares	Average Price	Announced	Purchased Under
Period	Purchased	Paid per Share	Program	the Program(1)
May 26, 2011 through May 31, 2011	262,114	$35.39	262,114	$70,723,626
June 1, 2011 through June 30, 2011	2,021,740	$34.77	2,021,740	$432,112

Total	2,283,854	$34.84	2,283,854	$432,112

(1)	On May 25, 2011, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $80.0 million of its issued and outstanding shares of common stock through May 31, 2013. The purchases will be effected in open market transactions with the timing of purchases and the amount of stock purchased determined at the discretion of the Company’s management.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Removed and Reserved
Item 5. Other Information
     None.
Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the registration statement on Form S-1 (File Number 333-167325) on July 9, 2010, and incorporated herein by reference,
3.2	Second Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File Number 000-52609) on July 23, 2010 and incorporated herein by reference,
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Investment Holdings Inc.
Date: August 3, 2011	By:	/s/ Mark S. Casady
Mark S. Casady
Chairman and Chief Executive Officer

Date: August 3, 2011	By:	/s/ Robert J. Moore
Robert J. Moore
Chief Financial Officer