Form 10-Q
period 2011-09-30
LPL Investment Holdings Inc.
filed 2011-11-02
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of October 26, 2011 was 110,378,484.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES:
Commissions	$438,294	$385,273	$1,350,053	$1,194,414
Advisory fees	267,878	212,344	776,254	633,820
Asset-based fees	89,691	81,599	270,018	230,485
Transaction and other fees	78,476	70,243	220,980	205,738
Interest income, net of operating interest expense	5,036	5,105	15,288	14,882
Other	3,482	5,400	18,129	14,192
Net revenues	882,857	759,964	2,650,722	2,293,531
EXPENSES:
Commissions and advisory fees	614,068	517,266	1,833,433	1,569,424
Compensation and benefits	77,337	74,627	242,889	223,024
Promotional	28,660	23,497	62,985	49,141
Depreciation and amortization	19,222	19,772	55,794	67,472
Occupancy and equipment	13,637	12,979	41,556	36,742
Professional services	10,656	14,683	33,309	37,950
Brokerage, clearing and exchange	9,818	8,362	28,868	25,944
Communications and data processing	9,235	7,693	26,823	24,509
Regulatory fees and expenses	6,441	6,038	19,385	18,715
Restructuring charges	7,684	1,863	13,035	10,434
Other	7,434	7,661	20,617	21,311
Total operating expenses	804,192	694,441	2,378,694	2,084,666
Non-operating interest expense	16,603	19,511	52,929	71,530
Loss on extinguishment of debt	—	—	—	37,979
Total expenses	820,795	713,952	2,431,623	2,194,175
INCOME BEFORE PROVISION FOR INCOME TAXES	62,062	46,012	219,099	99,356
PROVISION FOR INCOME TAXES	25,634	19,868	88,165	39,658
NET INCOME	$36,428	$26,144	$130,934	$59,698
EARNINGS PER SHARE (Note 13):
Basic	$0.33	$0.30	$1.19	$0.68
Diluted	$0.32	$0.26	$1.15	$0.59

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except par value)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$663,189	$419,208
Cash and securities segregated under federal and other regulations	267,845	373,634
Receivables from:
Clients, net of allowance of $515 at September 30, 2011 and $655 at December 31, 2010	282,491	271,051
Product sponsors, broker-dealers and clearing organizations	165,460	203,332
Others, net of allowances of $7,207 at September 30, 2011 and $6,796 at December 31, 2010	188,676	169,391
Securities owned:
Trading	7,557	9,259
Held-to-maturity	10,131	9,563
Securities borrowed	10,447	8,391
Income taxes receivable	8,088	144,041
Fixed assets, net of accumulated depreciation and amortization of $299,984 at September 30, 2011 and $276,501 at December 31, 2010	83,636	78,671
Goodwill	1,334,086	1,293,366
Intangible assets, net of accumulated amortization of $201,858 at September 30, 2011 and $172,726 at December 31, 2010	547,652	560,077
Debt issuance costs, net of accumulated amortization of $17,925 at September 30, 2011 and $14,106 at December 31, 2010	19,893	23,711
Other assets	61,726	82,472
Total assets	$3,650,877	$3,646,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$137,294	$182,489
Payables to clients	378,742	383,289
Payables to broker-dealers and clearing organizations	50,024	39,070
Accrued commissions and advisory fees payable	109,316	130,408
Accounts payable and accrued liabilities	153,262	154,586
Unearned revenue	56,449	53,618
Interest rate swaps	2,068	7,281
Securities sold but not yet purchased — at fair value	156	4,821
Senior credit facilities	1,336,161	1,386,639
Deferred income taxes — net	129,990	130,211
Total liabilities	2,353,462	2,472,412
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 110,366,555 shares issued at September 30, 2011 and 108,714,757 shares issued at December 31, 2010	110	109
Additional paid-in capital	1,130,275	1,051,722
Treasury stock, at cost — 2,617,629 shares at September 30, 2011 and 0 shares at December 31, 2010	(89,037)	—
Accumulated other comprehensive loss	(1,287)	(4,496)
Retained earnings	257,354	126,420
Total stockholders’ equity	1,297,415	1,173,755
Total liabilities and stockholders’ equity	$3,650,877	$3,646,167

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Stockholder Loans	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
BALANCE - December 31, 2009	94,215	$87	$679,277	—	$—	$(499)	$(11,272)	$183,282	$850,875
Comprehensive income:
Net income								59,698	59,698
Unrealized gain on interest rate swaps, net of tax expense of $2,229							5,398		5,398
Total comprehensive income									65,096
Revocation of restricted stock awards	(25)								—
Exercise of stock options	30		56						56
Excess tax benefits from share-based compensation			272						272
Stockholder loans						447			447
Share-based compensation			10,121						10,121
Issuance of common stock	20		468						468
BALANCE - September 30, 2010	94,240	$87	$690,194	—	$—	$(52)	$(5,874)	$242,980	$927,335

BALANCE - December 31, 2010	108,715	$109	$1,051,722	—	$—	$—	$(4,496)	$126,420	$1,173,755
Comprehensive income:
Net income								130,934	130,934
Unrealized gain on interest rate swaps, net of tax expense of $2,004							3,209		3,209
Total comprehensive income									134,143
Treasury stock purchases				(2,618)	(89,037)				(89,037)
Exercise of stock options	1,652	1	8,746						8,747
Excess tax benefits from share-based compensation			57,277						57,277
Share-based compensation			12,530						12,530
BALANCE - September 30, 2011	110,367	$110	$1,130,275	(2,618)	$(89,037)	$—	$(1,287)	$257,354	$1,297,415

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130,934	$59,698
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	55,794	67,472
Amortization of debt issuance costs	3,818	3,623
Excess tax benefits from share-based compensation	(57,277)	(272)
Share-based compensation	12,530	10,121
Loss on disposal of fixed assets	102	—
Impairment of fixed assets	—	840
Loss on extinguishment of debt	—	37,979
Provision for bad debts	1,111	3,682
Deferred income tax provision	(5,953)	(22,711)
Impairment of intangible assets	2,643	—
Lease abandonment	414	—
Loan forgiveness	1,146	3,932
Other	1,751	193
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	105,789	44,659
Receivables from clients	(11,301)	(17,804)
Receivables from product sponsors, broker-dealers and clearing organizations	37,872	(12,452)
Receivables from others	(20,908)	(26,234)
Securities owned	1,234	(3,284)
Securities borrowed	(2,056)	(782)
Other assets	(1,150)	2,548
Drafts payable	(45,195)	18,902
Payables to clients	(4,547)	(85,698)
Payables to broker-dealers and clearing organizations	10,954	8,203
Accrued commissions and advisory fees payable	(21,092)	10,968
Accounts payable and accrued liabilities	(24,263)	5,298
Unearned revenue	2,831	200
Income taxes receivable/payable	193,230	63
Securities sold but not yet purchased	(4,665)	(1,323)
Net cash provided by operating activities	363,746	107,821

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - (Continued)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(24,339)	$(10,934)
Purchase of securities classified as held-to-maturity	(4,634)	(5,392)
Proceeds from maturity of securities classified as held-to-maturity	4,000	5,200
Acquisitions (Note 3)	(37,184)	—
Deposits of restricted cash	(3,040)	(4,121)
Release of restricted cash	18,923	2,971
Net cash used in investing activities	(46,274)	(12,276)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior credit facilities	(50,478)	(9,091)
Proceeds from senior credit facilities	—	566,700
Redemption of subordinated notes	—	(579,563)
Payment of debt issuance costs	—	(7,181)
Payment of deferred transaction costs	—	(3,253)
Purchase of treasury stock	(89,037)	—
Proceeds from stock options exercised	8,747	56
Excess tax benefits from share-based compensation	57,277	272
Issuance of common stock	—	468
Net cash used in financing activities	(73,491)	(31,592)
NET INCREASE IN CASH AND CASH EQUIVALENTS	243,981	63,953
CASH AND CASH EQUIVALENTS — Beginning of period	419,208	378,594
CASH AND CASH EQUIVALENTS — End of period	$663,189	$442,547
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$52,981	$73,994
Income taxes paid	$44,379	$62,804
NONCASH DISCLOSURES:
Capital expenditures purchased through short-term credit	$3,444	$2,436
Increase in unrealized gain on interest rate swaps, net of tax expense	$3,209	$5,398
Discount on proceeds from senior credit facilities recorded as debt issuance costs	$—	$13,300

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

Fair Value of Financial Instruments — The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its indebtedness. The Company carries its indebtedness at amortized cost and measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. As of September 30, 2011, the carrying amount and fair value of the Company’s indebtedness was approximately $1,336 million and $1,323 million, respectively. As of December 31, 2010, the carrying amount and fair value were approximately $1,387 million and $1,390 million, respectively. See Note 5 for additional detail regarding the Company’s fair value measurements.
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
     Recently Issued Accounting Pronouncements — Recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, as compared to the recent accounting pronouncements described in the Company’s 2010 Annual Report on Form 10-K, that are of significance, or potential significance, to the Company are discussed below.
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used in International Financial Reporting Standards. The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standard’s update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011, and early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during the first quarter of fiscal 2012. The Company does not expect ASU 2011-04 to have a material impact on its results of operations, financial condition, or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), which amends current comprehensive income guidance by eliminating the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company does not anticipate the adoption of ASU 2011-05 to have a material impact on its results of operations, financial condition, or cash flows as the only requirement is a change in the format of the current presentation.

In September 2011, the FASB issued ASU No. 2011-08, Goodwill and Other (ASC Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), which updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 will be effective for public companies during annual periods beginning after December 15, 2011, with early adoption permitted. The Company has elected to adopt ASU 2011-08 on the first day of its fourth fiscal quarter (October 1), coinciding with its 2011 annual goodwill impairment test. The Company does not anticipate the adoption of ASU 2011-08 to have a material impact on its results of operations, financial condition, or cash flows.

3. Acquisitions
     National Retirement Partners, Inc.
On July 14, 2010, the Company announced a definitive agreement pursuant to which it would acquire certain assets of National Retirement Partners, Inc. (“NRP”). NRP's advisors offer retirement products, consulting, and investment services to retirement plan sponsors and plan participants as well as comprehensive financial services to plan participants. This strategic acquisition further enhances the capabilities and presence of the Company in the group retirement space.

On February 9, 2011, the transaction closed. The Company paid $17.2 million at the closing of the transaction and placed $3.7 million of cash into escrow subject to adjustment pursuant to the terms of the purchase agreement. In the third quarter of 2011, the Company accrued additional consideration of $1.1 million pursuant to the terms of the asset purchase agreement, which has been included in accounts payable and accrued liabilities on the unaudited condensed consolidated statements of financial condition. In October 2011, the Company paid $4.8 million of cash consideration, consisting of $3.7 million from escrow and $1.1 million in additional consideration that was previously accrued.
The Company may be required to pay future consideration to former shareholders of NRP that is contingent upon the achievement of certain revenue-based milestones in the third year following the acquisition. There is no maximum amount of contingent consideration; however, the Company has estimated the amount of future payment of contingent consideration to be $7.9 million. Immediately following the close of the transaction, the Company paid $2.0 million of the contingent consideration in advance to former shareholders of NRP, which reduced the remaining amount of future contingent consideration to be paid to $5.9 million.

The Company estimated the fair value of the remaining contingent consideration to be $3.3 million at the close of the transaction, which was determined using a discounted cash flow methodology based on financial forecasts determined by management that includes assumptions about revenue growth, operating margins and discount rates. The Company has recorded the $3.3 million of contingent consideration within accounts payable and accrued liabilities, and re-measures contingent consideration at fair value at each interim reporting period with changes recognized in earnings (see Note 5).
Including the contingent consideration of $5.3 million, total consideration for the NRP acquisition was $25.3 million. Transaction costs associated with the Company’s acquisition of NRP totaling $4.8 million were expensed as incurred through other expense in the unaudited condensed consolidated statements of operations. Of these transaction costs, $2.5 million were incurred during the nine months ending September 30, 2011.
     Concord Capital Partners, Inc.
On April 20, 2011, the Company announced its intent to acquire all of the outstanding common stock of Concord Capital Partners, Inc. (“Concord Wealth Management” or “CCP”). Concord Wealth Management is an industry leader in providing technology and open architecture investment management solutions for trust departments of financial institutions. Through this acquisition, the Company will have the ability to support both the brokerage and trust business lines of current and prospective financial institutions. The acquisition will also create new expansion opportunities such as giving the Company the ability to custody personal trust assets within banks across the country.
On June 22, 2011, the transaction closed. The Company paid $20.0 million, net of cash acquired, at the closing of the transaction to the former shareholders of Concord Wealth Management and placed $2.3 million of cash into escrow subject to adjustment pursuant to the terms of the stock purchase agreement. As of September 30, 2011, $2.3 million remains in an escrow account to be paid to former shareholders of Concord Wealth Management in accordance with the terms of the stock purchase agreement. The Company has classified the escrow account as restricted cash, which is included in other assets on the unaudited condensed consolidated statements of financial condition.
The Company may be required to pay future consideration that is contingent upon the achievement of certain gross margin-based milestones for the year ended December 31, 2013. The maximum amount of contingent consideration is $15.0 million, which also represents the Company's estimated amount of future payment.

The Company estimated the fair value of the contingent consideration to be $11.5 million at the close of the transaction, which was determined using a discounted cash flow methodology based on financial forecasts determined by management that includes assumptions about growth in gross margin, and discount rates. The Company has recorded the contingent consideration of $11.5 million within accounts payable and accrued liabilities, and re-measures contingent consideration at fair value at each interim reporting period with changes recognized in earnings (see Note 5).
Including the contingent consideration of $11.5 million, the total consideration for the acquisition was approximately $33.8 million. During the nine months ending September 30, 2011, the Company incurred transaction costs associated with its acquisition of Concord Wealth Management totaling $1.0 million which were recorded as other expense in the unaudited condensed consolidated statements of operations.

The Company is in the process of finalizing the purchase allocations and the value of contingent considerations for NRP and CCP; therefore, the provisional measures of goodwill, intangibles, fixed assets, and contingent consideration are subject to change.
Set forth below is a reconciliation of assets acquired and liabilities assumed during the nine months ended September 30, 2011 (in thousands):

	NRP	CCP	Total
Goodwill	$13,698	$27,022	$40,720
Accounts receivable	—	770	770
Other assets	—	190	190
Intangibles	11,800	7,550	19,350
Fixed assets(1)	—	3,950	3,950
Accounts payable and accrued liabilities	(190)	(5,721)	(5,911)
Net assets acquired	$25,308	$33,761	$59,069
________________________________

(1)	Fixed assets acquired from CCP relate primarily to internally developed software, which amortizes over 5 years.

Set forth below is supplemental cash flow information for the nine months ended September 30, 2011 (in thousands):

	NRP	CCP	Total
Cash payments, net of cash acquired	$17,215	$19,969	$37,184
Cash held in escrow(1)	3,670	2,250	5,920
Cash consideration paid in October 2011(1)	1,123	—	1,123
Contingent consideration	3,300	11,542	14,842
Total purchase price	$25,308	$33,761	$59,069
________________________________

(1)	In October 2011, the Company paid $4.8 million pursuant to the terms of the NRP asset purchase agreement, consisting of $3.7 million from escrow and $1.1 million in additional consideration.
The Company preliminarily allocated the estimated purchase price to specific amortizable intangible asset categories as follows (dollars in thousands):

	Amortization Period	Amount Assigned
NRP
Client relationships	11.0 years	$4,730
Advisor relationships	9.0 years	4,080
Product sponsor relationships	4.0 years	2,990
Total intangible assets acquired from NRP		$11,800

CCP
Client relationships	15.0 years	$7,550

Pro-forma information related to the acquisitions was not included because the impact on the Company’s unaudited condensed consolidated statements of operations, financial condition and cash flows was not considered to be material.

4. Restructuring
     Consolidation of UVEST Financial Services Group, Inc.
On March 14, 2011, the Company committed to a corporate restructuring plan to consolidate the operations of UVEST Financial Services Group, Inc. (“UVEST”) with LPL Financial LLC (“LPL Financial”). The restructuring plan was effected to enhance the Company’s service offering, while also generating efficiencies. In connection with the consolidation, certain registered representatives currently associated with UVEST will move to LPL Financial through a transfer of their licenses. The first wave of transfers was completed in July 2011. The second wave is scheduled to occur in October 2011 and the final transfers are expected to be completed in December 2011. Following the transfer of registered representatives and client accounts to LPL Financial, all registered representatives and client accounts that transferred shall be associated with LPL Financial and all of the Company’s securities business will be done through a single broker-dealer. In addition, UVEST will terminate its clearing relationship with a third-party clearing firm and file a broker-dealer withdrawal request with the Financial Industry Regulatory Authority ("FINRA").
The Company estimates total expenditures associated with the initiative to be approximately $47.6 million over the course of the restructuring plan. These expenditures are comprised of advisor retention and related benefits, contract termination fees, technology costs, non-cash charges for the impairment of intangible assets resulting from advisor attrition and other expenses principally relating to the conversion and transfer of registered representatives and client accounts from UVEST to LPL Financial.
The following table summarizes the balance of accrued expenses and the changes in the accrued amounts as of and for the nine months ended September 30, 2011 (in thousands):

	Accrued Balance at December 31, 2010	Costs Incurred(1)	Payments	Non-cash	Accrued Balance at September 30, 2011	Total Expected Restructuring Costs
Conversion and transfer costs(2)	$—	$6,168	$(4,745)	$—	$1,423	$30,575
Contract termination fees	—	3,022	—	—	3,022	8,963
Advisor retention and related benefits	—	421	(364)	(57)	—	5,025
Asset impairments	—	2,643	—	(2,643)	—	3,000
Total	$—	$12,254	$(5,109)	$(2,700)	$4,445	$47,563
________________________________

(1)	At September 30, 2011, costs incurred represent the total cumulative costs incurred.

(2)
At September 30, 2011, total expected restructuring costs include approximately $15.6 million in cash expenditures for application development. Of these costs approximately $11.5 million are expected to be capitalized as internally-developed software that have a useful life ranging from three to five years, with expense being recorded as depreciation and amortization within the unaudited condensed consolidated statements of operations. As of September 30, 2011, approximately $8.7 million has been spent on development activities of which approximately $6.3 million has been capitalized, with the remainder included in costs incurred. The Company anticipates capitalizing an additional $5.0 million to $6.0 million of internally-developed software over the next six months.

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

The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At September 30, 2011, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At September 30, 2011, the Company did not adjust prices received from the independent third-party pricing services.
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
There have been no transfers of assets or liabilities between fair value measurement classifications during the nine months ended September 30, 2011.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
At September 30, 2011:
Assets
Cash equivalents	$516,254	$—	$—	$516,254
Securities owned — trading:
Money market funds	4	—	—	4
Mutual funds	6,461	—	—	6,461
Equity securities	48	—	—	48
Debt securities	—	121	—	121
Certificates of deposit	—	23	—	23
U.S. treasury obligations	900	—	—	900
Total securities owned — trading	7,413	144	—	7,557
Other assets	21,155	—	—	21,155
Total assets at fair value	$544,822	$144	$—	$544,966
Liabilities
Securities sold but not yet purchased:
Mutual funds	$122	$—	$—	$122
Equity securities	3	—	—	3
Debt securities	—	5	—	5
Certificates of deposit	—	26	—	26
Total securities sold but not yet purchased	125	31	—	156
Interest rate swaps	—	2,068	—	2,068
Accounts payable and accrued liabilities	—	—	15,775	15,775
Total liabilities at fair value	$125	$2,099	$15,775	$17,999

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, for example, when evidence of impairment exists. During the nine months ended September 30, 2011, the Company recorded an asset impairment charge of $2.6 million for certain intangible assets that were determined to have no estimated fair value (See Note 7). The fair value was determined based on the loss of future expected cash flows for institutional relationships that were not retained as a result of the Company’s ongoing consolidation of UVEST with LPL Financial. The Company has determined that the impairment qualifies as a Level 3 measurement under the fair value hierarchy.

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

Nine Months Ended September 30, 2011 (in thousands):
Fair value at December 31, 2010	$—
Issuances of contingent consideration	16,842
Total unrealized losses included in earnings (1)	933
Payments	(2,000)
Fair value at September 30, 2011	$15,775
________________________________
(1) Represents the accretion of interest as the contingent consideration approaches the future expected payment.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
At December 31, 2010:
Assets
Cash equivalents	$279,048	$—	$—	$279,048
Securities owned — trading:
Money market funds	316	—	—	316
Mutual funds	7,300	—	—	7,300
Equity securities	17	—	—	17
Debt securities	—	516	—	516
U.S. treasury obligations	1,010	—	—	1,010
Certificates of deposit	—	100	—	100
Total securities owned — trading	8,643	616	—	9,259
Other assets	17,175	—	—	17,175
Total assets at fair value	$304,866	$616	$—	$305,482
Liabilities
Securities sold but not yet purchased:
Mutual funds	$4,563	$—	$—	$4,563
Equity securities	204	—	—	204
Debt securities	—	54	—	54
Total securities sold but not yet purchased	4,767	54	—	4,821
Interest rate swaps	—	7,281	—	7,281
Total liabilities at fair value	$4,767	$7,335	$—	$12,102

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

The amortized cost, gross unrealized gains and fair value of securities held-to-maturity were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Fair Value
At September 30, 2011:
U.S. government notes	$10,131	$38	$10,169

At December 31, 2010:
U.S. government notes	$9,563	$69	$9,632

The maturities of securities held-to-maturity at September 30, 2011 were as follows (in thousands):

	Within 1 Year	1-3 Years	Total
U.S. government notes — at amortized cost	$8,368	$1,763	$10,131
U.S. government notes — at fair value	$8,404	$1,765	$10,169

7. Goodwill and Intangible Assets

A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2010	$1,293,366
Acquisition of NRP (Note 3)	13,698	(1)
Acquisition of CCP (Note 3)	27,022	(1)
Balance at September 30, 2011	$1,334,086
________________________________

(1)	This is a provisional amount and is subject to change (see Note 3).

During the nine months ended September 30, 2011, and in conjunction with the corporate restructuring plan to consolidate UVEST, certain institutional relationships were determined to have no future economic benefit. Accordingly, the Company has recorded an intangible asset impairment charge of $2.6 million. The impairment was determined based upon the attrition of institutions and their related revenue streams during the period of consolidation. The Company has recorded the intangible asset impairment as a restructuring charge (See Note 4) and has classified as such on the unaudited condensed consolidated statements of operations.

The components of intangible assets as of September 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	Weighted Average Life Remaining	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
At September 30, 2011:
Definite-lived intangible assets:
Advisor and financial institution relationships	13.5	$459,861	$(135,769)	$324,092
Product sponsor relationships	14.2	234,920	(64,583)	170,337
Client relationships	13.1	14,910	(1,506)	13,404
Total definite-lived intangible assets		$709,691	$(201,858)	$507,833
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$547,652

At December 31, 2010:
Definite-lived intangible assets:
Advisor and financial institution relationships		$458,424	$(116,687)	$341,737
Product sponsor relationships		231,930	(55,255)	176,675
Client relationships		2,630	(784)	1,846
Total definite-lived intangible assets		$692,984	$(172,726)	$520,258
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$560,077

Total amortization expense of intangible assets was $9.9 million and $9.3 million for the three months ended September 30, 2011, and 2010, respectively, and $29.1 million and $27.8 million for the nine months ended September 30, 2011, and 2010, respectively. Amortization expense for each of the fiscal years ended December 31, 2011 (remainder) through 2015 and thereafter is estimated as follows (in thousands):

2011 — remainder	$9,849
2012	39,058
2013	38,277
2014	38,000
2015	37,120
Thereafter	345,529
Total	$507,833

8. Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 35%, primarily as a result of state taxes, settlement contingencies and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 41.3% and 43.2% for the three months ended September 30, 2011 and 2010, respectively, and 40.2% and 39.9% for the nine months ended September 30, 2011 and 2010, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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
Borrowings under the Company’s senior secured term loan facilities bear interest at a base rate equal to either one, two, three, six, nine or twelve-month LIBOR plus the applicable margin, or an alternative base rate (“ABR”) plus the applicable margin. The ABR is equal to the greater of the prime rate or the effective federal funds rate plus 1/2 of 1.00% for the 2013 Term Loans and the greater of the prime rate, effective federal funds rate plus 1/2 of 1.00%, or 2.50% for the 2015 Term Loans and the 2017 Term Loans. The senior secured credit facilities are subject to certain financial and nonfinancial covenants. As of September 30, 2011 and December 31, 2010, the Company was in compliance with such covenants. The Company may voluntarily repay outstanding loans under its senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. In September 2011, the Company's corporate credit rating was upgraded to Ba2 from Ba3 by a leading credit rating agency. The upgrade did not affect the interest rate or the covenants in the senior secured credit facilities.
On January 31, 2011, the Company repaid $40.0 million of term loans under its senior secured credit facilities using net proceeds received in its initial public offering, which was completed in the fourth quarter of 2010, as well as other cash on hand.
     Senior Secured Credit Facilities — Revolving Line of Credit — On January 25, 2010, the Company amended its senior secured credit facilities to increase the revolving credit facility from $100.0 million to $218.2 million, $10.0 million of which is being used to support the issuance of an irrevocable letter of credit for its subsidiary, The Private Trust Company, N.A. (“PTC”). As a result of the amendment, the Company paid $2.8 million in debt issuance costs, which have been capitalized within the unaudited condensed consolidated statements of financial condition and are being amortized as additional interest expense over the expected term of the related debt agreement. The Company also extended the maturity of a $163.5 million tranche of the revolving credit facility to June 28, 2013, while the remaining $54.7 million tranche retains its original maturity date of December 28, 2011. The tranche maturing in 2013 is priced at LIBOR + 3.50% with a commitment fee of 0.75%. The tranche maturing in 2011 maintains its previous pricing of LIBOR + 2.00% with a commitment fee of 0.375%. There was no outstanding balance on the revolving facility at September 30, 2011 or December 31, 2010.

Bank Loans Payable — The Company maintains three uncommitted lines of credit. Two of the lines have an unspecified limit, and are primarily dependent on the Company’s ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. The lines were utilized in 2011 and 2010; however, there were no balances outstanding at September 30, 2011 or December 31, 2010.

The Company’s outstanding borrowings were as follows (in thousands):

		September 30, 2011			December 31, 2010
	Maturity	Balance	Interest Rate		Balance	Interest Rate
Senior secured term loan:
Hedged with interest rate swaps	6/28/2013	$65,000	2.12%	(1)	$210,000	2.05%	(5)
Unhedged:
2013 Term Loans	6/28/2013	238,281	1.99%	(2)	104,739	2.01%	(6)
2015 Term Loans	6/25/2015	478,185	4.25%	(3)	496,250	4.25%	(7)
2017 Term Loans	6/28/2017	554,695	5.25%	(4)	575,650	5.25%	(8)
Total borrowings		1,336,161			1,386,639
Less current borrowings (maturities within 12 months)		13,971			13,971
Long-term borrowings — net of current portion		$1,322,190			$1,372,668
________________________________

(1)	As of September 30, 2011, the variable interest rate for the hedged portion of the 2013 Term Loans is based on the three-month LIBOR of 0.37%, plus the applicable interest rate margin of 1.75%.

(2)	As of September 30, 2011, the variable interest rate for the unhedged portion of the 2013 Term Loans is based on the one-month LIBOR of 0.24%, plus the applicable interest rate margin of 1.75%.

(3)
As of September 30, 2011, the variable interest rate for the unhedged portion of the 2015 Term Loans is based on the greater of the one-month LIBOR of 0.24% or 1.50%, plus the applicable interest rate margin of 2.75%.

(4)
As of September 30, 2011, the variable interest rate for the unhedged portion of the 2017 Term Loans is based on the greater of the one-month LIBOR of 0.24% or 1.50%, plus the applicable interest rate margin of 3.75%.

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

The average balance outstanding in the revolving and uncommitted line of credit facilities was approximately $0.4 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $0.1 million and $2.8 million for the nine months ended September 30, 2011 and 2010, respectively. The weighted-average interest rate was 1.00% and 1.00% for the three months ended September 30, 2011, and 2010, respectively, and 1.00% and 1.16% for the nine months ended September 30, 2011, and 2010, respectively.

The minimum calendar year payments and maturities of the senior secured borrowings as of September 30, 2011 are as follows (in thousands):

2011 — remainder	$3,494
2012	13,971
2013	310,117
2014	10,800
2015	467,735
Thereafter	530,044
Total	$1,336,161

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
At September 30, 2011, the Company has an interest rate swap with a notional balance of $65.0 million and a fair value of $2.1 million that carries a fixed pay rate of 4.85% and has a current variable receive rate of 0.37%, with a maturity date of June 30, 2012. The effective rate from June 30, 2011 through September 29, 2011 was 0.25%, and the rate resets on the last day of the period.
The interest rate swap qualifies for hedge accounting and has been designated by the Company as a cash flow hedge against specific payments due on its senior secured term loan. As of September 30, 2011, the Company assessed the interest rate swap as being highly effective and expects it to continue to be highly effective. Accordingly, the changes in fair value of the interest rate swap have been recorded as other comprehensive loss, with the fair value included as a liability on the Company’s unaudited condensed consolidated statements of financial condition. The Company has recorded net unrealized gains of $0.8 million and $1.2 million for the three months ended September 30, 2011 and 2010, respectively, and $5.2 million and $7.6 million for the nine months ended September 30, 2011 and 2010, respectively, to accumulated other comprehensive loss related to the change in fair value. The Company has reclassified $0.8 million and $2.3 million to interest expense from accumulated other comprehensive loss for the three months ended September 30, 2011, and 2010, respectively. For the nine months ended September 30, 2011, and 2010, respectively, the Company reclassified $5.5 million and $10.9 million to interest expense from accumulated other comprehensive loss. Based on current interest rate assumptions and assuming no additional interest rate swap agreements are entered into, the Company expects to reclassify $2.9 million or $1.7 million after tax, from other comprehensive loss as additional interest expense over the next 12 months.

11. Commitments and Contingencies

     Leases — The Company leases certain office space and equipment at its headquarters and other locations under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases.

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

Future minimum payments under leases, lease commitments and other noncancellable contractual obligations with remaining terms greater than one year as of September 30, 2011 are as follows (in thousands):

2011 — remainder	$7,188
2012	28,132
2013	20,528
2014	12,653
2015	10,364
Thereafter	34,593
Total(1)	$113,458
________________________________

(1)	Minimum payments have not been reduced by minimum sublease rental income of $6.1 million due in the future under noncancellable subleases.
Total rental expense for all operating leases was $4.2 million and $4.3 million for the three months ended September 30, 2011 and 2010, respectively, and $12.9 million and $12.8 million for the nine months ended September 30, 2011 and 2010, respectively.
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
     Loan Commitments — From time to time, the Company makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process. Due to timing differences, the Company may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining the Company. The loans may be forgivable. The Company had no significant unfunded commitments at September 30, 2011.
     Litigation — The Company has been named as a defendant or respondent in various legal actions, including principally arbitrations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company is unable to predict what the eventual loss or range of loss related to such matters will be. The Company recognizes a legal liability when it believes it is probable a liability has occurred and the amount can be reasonably estimated. Defense costs are expensed as incurred and classified as professional services within the unaudited condensed consolidated statements of operations. When there is indemnification or insurance for legal actions, the Company may defend or settle such matters and subsequently seek reimbursement.
In connection with various acquisitions, and pursuant to the purchase and sale agreements, the Company has received third-party indemnification for certain legal proceedings and claims. These matters have been defended and paid directly by the indemnifying party.
On October 1, 2009, the Company’s subsidiary, LPL Holdings, Inc. (“LPLH”), received written notice from a third-party indemnitor under a certain purchase and sale agreement asserting that it is no longer obligated to indemnify the Company for certain claims under the provisions of the purchase and sale agreement. The Company believed that this assertion was without merit and commenced litigation to enforce its indemnity rights. On March 31, 2011, the court entered judgment granting the Company’s motion for summary judgment in all respects, denied all counterclaims by the third party indemnitor and awarded attorney fees to the Company. On May 2, 2011, the third party indemnitor filed a notice of appeal. The Company filed its appellate brief on October 5, 2011.

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
     Other Commitments — As of September 30, 2011, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $346.8 million, which it can sell or repledge. Of this amount, approximately $169.7 million has been pledged or sold as of September 30, 2011; $134.4 million was pledged to banks in connection with unutilized secured margin lines of credit, $18.8 million was pledged to the Options Clearing Corporation ("OCC"), and $16.5 million million was loaned to the Depository Trust Company (“DTC”) through participation in its Stock Borrow Program. As of December 31, 2010, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $326.9 million, which it can sell or repledge. Of this amount, approximately $167.4 million has been pledged or sold as of December 31, 2010; $145.8 million was pledged to banks in connection with unutilized secured margin lines of credit, $13.5 million was pledged to the OCC, and $8.1 million was loaned to the DTC through participation in its Stock Borrow Program.
Trading securities on the unaudited condensed consolidated statement of financial condition includes $0.9 million and $1.0 million pledged to clearing organizations at September 30, 2011 and December 31, 2010, respectively.
LPL Financial provides a large global insurance company with brokerage, clearing and custody services on a fully disclosed basis; offers its investment advisory programs and platforms; and provides technology and additional processing and related services to its advisors and their clients. The agreement was entered into in 2006 with a five year term, subject to additional 24-month extensions upon mutual agreement by the parties. Termination fees may be payable by a terminating or breaching party depending on the specific cause of termination.

12. Share-Based Compensation

     Stock Options and Warrants

Certain employees, advisors, institutions, officers and directors who contribute to the success of the Company participate in the 2010 Omnibus Equity Incentive Plan (the "Plan"). Under the Plan the Company issues stock options, warrants and restricted stock. Stock options and warrants generally vest in equal increments over a five-year period and expire on the 10th anniversary following the date of grant. Restricted stock awards vest on the second anniversary of the date of grant and upon termination of service, unvested awards shall immediately be forfeited.

The Company recognizes share-based compensation expense related to employee stock option awards based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized share-based compensation related to the vesting of employee stock option awards of $3.8 million and $2.8 million during the three months ended September 30, 2011 and 2010, respectively, and $10.9 million and $7.6 million during the nine months ended September 30, 2011 and 2010, respectively, which is included in compensation and benefits on the unaudited condensed consolidated statements of operations. As of September 30, 2011, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $43.0 million, which is expected to be recognized over a weighted-average period of 3.61 years.

The Company recognizes share-based compensation expense for stock options and warrants awarded to its advisors and financial institutions based on the fair value of awards at each interim reporting period. The Company recognized share-based compensation of $1.4 million and $2.5 million during the nine months ended September 30, 2011 and 2010, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory fees on the unaudited condensed consolidated statements of operations. As of September 30, 2011, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $10.3 million for advisors and financial institutions, which is based on the fair value of the awards as of September 30, 2011, and is expected to be recognized over a weighted-average period of 3.38 years.

     Share Reservations

As of September 30, 2011, the Company had approximately 9.8 million authorized unissued shares reserved for issuance upon exercise and conversion of outstanding equity awards.

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
A reconciliation of the income used to compute basic and diluted earnings per share for the periods noted was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Basic earnings per share:
Net income, as reported	$36,428	$26,144	$130,934	$59,698
Less: allocation of undistributed earnings to stock units	(465)	(424)	(1,676)	(968)
Net income, for computing basic earnings per share	$35,963	$25,720	$129,258	$58,730
Diluted earnings per share:
Net income, as reported	$36,428	$26,144	$130,934	$59,698
Less: allocation of undistributed earnings to stock units	(451)	(370)	(1,618)	(848)
Net income, for computing diluted earnings per share	$35,977	$25,774	$129,316	$58,850

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings per share for the periods noted was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Basic weighted average number of shares outstanding	107,835	86,838	108,559	86,817
Dilutive common share equivalents	3,338	12,774	3,924	12,486
Diluted weighted average number of shares outstanding	111,173	99,612	112,483	99,303

Basic and diluted earnings per share for the periods noted were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Basic earnings per share	$0.33	$0.30	$1.19	$0.68
Diluted earnings per share	$0.32	$0.26	$1.15	$0.59

The computation of diluted earnings per share excluded stock options and warrants to purchase 3,953,455 shares and 2,832,223 shares for the three months ended September 30, 2011 and 2010, respectively, and 3,930,723 shares and 3,226,653 shares for the nine months ended September 30, 2011 and 2010, respectively, because the effect would have been anti-dilutive.

    Share Repurchase Program

On May 25, 2011, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $80.0 million of its issued and outstanding shares of common stock through May 31, 2013. The purchases were effected in open market transactions with the timing of purchases and the amount of stock purchased determined at the discretion of the Company's management. As of September 30, 2011, the Company repurchased 2,297,723 shares of common stock at a weighted-average price of $34.84 per share for an aggregate purchase price of $80.0 million.

On August 16, 2011, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase an additional $70.0 million of its issued and outstanding shares of common stock through August 31, 2012. The purchases will be effected in open market transactions with the timing of purchases and the amount of stock purchased determined at the discretion of the Company's management. As of September 30, 2011, the Company repurchased 319,906 shares of common stock at a weighted-average price of $28.11 per share for an aggregate purchase price of $9.0 million.

14. Related Party Transactions
One of the Company’s majority stockholders owns a minority interest in Artisan Partners Limited Partnership (“Artisan”), which pays fees in exchange for product distribution and record-keeping services. During the nine months ended September 30, 2011 and 2010, the Company earned $2.2 million and $1.7 million, respectively, in fees from Artisan. Additionally, as of September 30, 2011 and December 31, 2010, Artisan owed the Company $0.7 million and $0.6 million, respectively, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the unaudited condensed consolidated statements of financial condition.
One of the Company’s majority stockholders owns a minority interest in XOJET, Inc. (“XOJET”), which provides chartered aircraft services. The Company paid $1.3 million and $0.9 million to XOJET for chartered aircraft services during the nine months ended September 30, 2011 and 2010 respectively.
Aplifi, Inc. ("Aplifi", formerly named Blue Frog Solutions, Inc.), a privately held technology company in which the Company holds an equity interest, provides software licensing for annuity order entry and compliance. The Company paid $1.1 million and $0.9 million to Aplifi for such services during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the Company had payables to Aplifi of $0.1 million, which is included in accounts payable and accrued liabilities on the unaudited condensed consolidated statements of financial condition.
An immediate family member of one of the Company’s executive officers is an executive officer of CresaPartners LLC (“CresaPartners”). CresaPartners provides the Company and its subsidiaries real estate advisory, transaction and project management services. The Company paid $0.4 million to CresaPartners during the nine months ended September 30, 2011.

15. Net Capital and Regulatory Requirements
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

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries as of September 30, 2011 are presented in the following table (in thousands):

	Net Capital	Minimum Net Capital Required	Excess Net Capital
LPL Financial LLC	$126,316	$6,282	$120,034
UVEST Financial Services Group, Inc.	$23,395	$1,139	$22,256

LPL Financial is a clearing broker-dealer and UVEST is an introducing broker-dealer.
In connection with the Company’s 2009 initiative that consolidated Associated Securities Corp. (“Associated”), Mutual Service Corporation (“MSC”) and Waterstone Financial Group, Inc. (“WFG”), (together, the “Affiliated Entities”) with LPL Financial, Associated and WFG have withdrawn their registration with FINRA effective February 5, 2011, and are no longer subject to net capital filing requirements. On September 13, 2011, MSC filed a broker-dealer withdrawal request with FINRA.  The Company expects MSC's request for broker-dealer withdrawal to be granted, effective 60 days after the filing date.  Upon such withdrawal, MSC will no longer be subject to net capital filing requirements.
PTC is also subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s unaudited condensed consolidated financial statements. As of September 30, 2011 and December 31, 2010, the Company’s registered broker-dealers and PTC have met all capital adequacy requirements to which they are subject.
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

16. Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk
LPL Financial’s client securities activities are transacted on either a cash or margin basis. In margin transactions, LPL Financial extends credit to the advisor's client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client’s account. As clients write options contracts or sell securities short, LPL Financial may incur losses if the clients do not fulfill their obligations and the collateral in the clients’ accounts is not sufficient to fully cover losses that clients may incur from these strategies. To control this risk, LPL Financial monitors margin levels daily and clients are required to deposit additional collateral, or reduce positions, when necessary.
LPL Financial is obligated to settle transactions with brokers and other financial institutions even if its advisor's clients fail to meet their obligation to LPL Financial. Clients are required to complete their transactions on the settlement date, generally three business days after the trade date. If clients do not fulfill their contractual obligations, LPL Financial may incur losses. In addition, the Company occasionally enters into certain types of contracts to fulfill its sale of when, as, and if issued securities. When issued securities have been authorized but are contingent upon the actual issuance of the security. LPL Financial has established procedures to reduce this risk by generally requiring that clients deposit cash and/or securities into their account prior to placing an order.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We provide an integrated platform of proprietary technology, brokerage and investment advisory services to approximately 12,800 independent financial advisors and financial advisors at financial institutions (our “advisors”) across the country, enabling them to successfully service their retail investors with unbiased, conflict-free financial advice. In addition, we support over 4,000 financial advisors with customized clearing, advisory platforms and technology solutions. Our singular focus is to support our advisors with the front, middle and back-office support they need to serve the large and growing market for independent investment advice, particularly in the mass affluent market. We believe we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services and full open architecture access to leading financial products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting or market making.
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
We track recurring revenue, which we define to include our revenues from asset-based fees, advisory fees, trailing commissions, cash sweep programs and certain transaction and other fees that are based upon accounts and advisors. Because recurring revenue is associated with asset balances, it will fluctuate depending on the market value of the asset balances and current interest rates. Accordingly, recurring revenue can be negatively impacted by adverse external market conditions. However, recurring revenue is meaningful to us despite these fluctuations because it is not based on transaction volumes or other activity-based fees, which are more difficult to predict, particularly in declining or volatile markets.

The table below summarizes the sources of our revenue and the underlying drivers:

			For the Nine Months Ended September 30, 2011
	Sources of revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commissions	- Transactions - Brokerage asset levels	$1,350	51%	35%
	Advisory Fees	- Advisory asset levels	$776	29%	99%
Attachment revenue retained by us	Asset-Based Fees - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Number of accounts - Client asset levels	$270	10%	100%
	Transaction and Other Fees - Transactions - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Premium technology subscribers	$221	9%	56%
	Interest and Other Revenue	- Margin accounts - Marketing re-allowances fees	$34	1%	47%
	Total Net Revenue		$2,651	100%	62%
	Total Recurring Revenue		$1,641	62%

•	Commissions and Advisory Fees. Transaction-based commissions and advisory fees both represent advisor-generated revenue, generally 85-90% of which is paid to advisors.
Commissions. Transaction-based commission revenues represent gross commissions generated by our advisors, primarily from commissions earned on the sale of various financial products such as variable and fixed annuities, mutual funds, general securities, fixed income, alternative investments and insurance and can vary from period to period based on the overall economic environment, number of trading days in the reporting period and investment activity of our advisors’ clients. We also earn trailing commission type revenues (a commission that is paid over time, such as 12(b)-1 fees) on mutual funds and variable annuities held by clients of our advisors. Trail commissions are recurring in nature and are earned based on the current market value of investment holdings.
Advisory Fees. Advisory fee revenues represent fees charged by us and our advisors to their clients based on the value of advisory assets. Advisory fees are typically billed to clients quarterly, in advance, and are recognized as revenue ratably during the quarter. The value of the assets in the advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. The majority of our accounts are billed using values as of the last business day of the quarter. Some of our advisors conduct their advisory business through separate entities by establishing their own Registered Investment Advisor (“RIA”) pursuant to the Investment Advisers Act of 1940, rather than using our corporate registered RIA. These stand-alone RIAs engage us for technology, clearing, regulatory and custody services, as well as access to our investment advisory platforms. The fee-based production generated by the stand-alone RIA is earned by the advisor, and accordingly not included in our advisory fee revenue. We charge fees to stand-alone RIAs including administrative fees based on the value of assets within these advisory accounts. Such fees are included within asset-based fees and transaction and other fees, as described below.

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

•
General and Administrative Expenses. General and administrative expenses include promotional fees, occupancy and equipment, communications and data processing, regulatory fees, travel and entertainment, professional services and other expenses. We host certain advisor conferences that serve as training, sales and marketing events in our first and third fiscal quarters and as a result, we anticipate higher general and administrative expenses in comparison to other periods.

•
Depreciation and Amortization Expense. Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets represent significant intangible assets established through our acquisitions, as well as fixed assets which include internally developed software, hardware, leasehold improvements and other equipment.

•
Restructuring Charges. Restructuring charges represent expenses incurred as a result of our 2011 consolidation of UVEST Financial Services Group, Inc. (“UVEST”) and our 2009 consolidation of Associated Securities Corp., Mutual Service Corporation and Waterstone Financial Group, Inc. (together, the “Affiliated Entities”).

 How We Evaluate Growth
We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics as of and for the three and nine months ended September 30, 2011 and 2010 are as follows:

	September 30,
	2011	2010	% Change
	(unaudited)
Business Metrics
Advisors(1)	12,799	12,017	6.5%
Advisory and brokerage assets (in billions)(2)	$316.4	$293.3	7.9%
Advisory assets under management (in billions)(3)	$96.3	$86.2	11.7%
Net new advisory assets (in billions)(4)	$9.8	$5.8	69.0%
Insured cash account balances (in billions)(3)	$14.2	$11.7	21.4%
Money market account balances (in billions)(3)	$8.9	$6.9	29.0%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)
Financial Metrics
Revenue growth from prior period	16.2%	8.2%	15.6%	13.8%
Recurring revenue as a % of net revenue(5)	63.1%	61.2%	61.9%	60.2%
Adjusted EBITDA as a % of net revenue	12.6%	13.0%	13.5%	13.7%
Gross margin (in millions)(6)	$259.0	$234.3	$788.4	$698.2
Gross margin as a % of net revenue(6)	29.3%	30.8%	29.7%	30.4%
Adjusted EBITDA as a % of gross margin(6)	43.1%	42.1%	45.5%	45.0%
Net income (in millions)	$36.4	$26.1	$130.9	$59.7
Adjusted EBITDA (in millions)	$111.6	$98.6	$358.9	$314.0
Adjusted Earnings (in millions)	$51.6	$40.5	$169.7	$128.0
Earnings per share — diluted	$0.32	$0.26	$1.15	$0.59
Adjusted Earnings per share — diluted	$0.46	$0.41	$1.51	$1.29
________________________________

(1)
Advisors are defined as those investment professionals who are licensed to do business with our broker-dealer subsidiaries. The number of advisors at September 30, 2011 reflects attrition of 22 advisors related to the consolidation of UVEST.

(2)
Advisory and brokerage assets are comprised of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition.

(3)	Advisory assets under management, insured cash account balances and money market account balances are components of advisory and brokerage assets.

(4)
Represents net new advisory assets consisting of funds from new accounts and additional funds deposited into existing advisory accounts that are custodied in our fee-based advisory platforms during the nine months ended September 30, 2011. Net new advisory assets for the three months ended September 30, 2011 and 2010 were $3.0 billion and $1.9 billion, respectively.

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

We use Adjusted EBITDA:

•	as a measure of operating performance;

•	for planning purposes, including the preparation of budgets and forecasts;

•	to allocate resources to enhance the financial performance of our business;

•	to evaluate the effectiveness of our business strategies;

•	in communications with our board of directors concerning our financial performance; and

•	as a factor in determining employee and executive bonuses.
Adjusted EBITDA is a non-GAAP measure and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The term Adjusted EBITDA is not defined under GAAP, and Adjusted EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with GAAP.

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
Set forth below is a reconciliation from our net income to Adjusted EBITDA for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)
Net income	$36,428	$26,144	$130,934	$59,698
Interest expense	16,603	19,511	52,929	71,530
Income tax expense	25,634	19,868	88,165	39,658
Amortization of purchased intangible assets and software(1)	9,909	9,352	29,132	34,401
Depreciation and amortization of all other fixed assets	9,313	10,420	26,662	33,071
EBITDA	97,887	85,295	327,822	238,358
EBITDA Adjustments:
Share-based compensation expense(2)	3,833	2,853	11,120	7,628
Acquisition and integration related expenses(3)	1,241	6,268	4,205	9,785
Restructuring and conversion costs(4)	8,086	3,115	13,520	16,713
Debt amendment and extinguishment costs(5)	—	28	—	38,633
Equity issuance and related offering costs(6)	421	1,038	2,062	2,725
Other(7)	128	36	195	112
Total EBITDA Adjustments	13,709	13,338	31,102	75,596
Adjusted EBITDA	$111,596	$98,633	$358,924	$313,954
________________________________

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 and our various acquisitions.

(2)	Represents share-based compensation expense related to stock options awarded to employees and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.

(3)	Represents acquisition and integration costs resulting from various acquisitions.

(4)	Represents organizational restructuring charges and conversion and other related costs incurred resulting from the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities.

(5)
Represents debt amendment costs incurred in 2010 for amending and restating our credit agreement to establish a new term loan tranche and to extend the maturity of an existing tranche on our senior credit facilities.

(6)	Represents equity issuance and offering costs related to the closing of a secondary offering in the second quarter of 2011.

(7)	Represents other taxes.
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
The following table sets forth a reconciliation of net income to Adjusted Earnings and Adjusted Earnings per share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)
Net income	$36,428	$26,144	$130,934	$59,698
After-Tax:
EBITDA Adjustments(1)
Share-based compensation expense(2)	2,933	2,257	8,511	6,137
Acquisition and integration related expenses	765	3,809	2,594	5,946
Restructuring and conversion costs	4,989	1,918	8,342	10,156
Debt amendment and extinguishment costs	—	17	—	23,477
Equity issuance and related offering costs	260	631	1,272	1,656
Other	79	22	120	68
Total EBITDA Adjustments	9,026	8,654	20,839	47,440
Amortization of purchased intangible assets and software(1)	6,113	5,728	17,974	20,905
Adjusted Earnings	$51,567	$40,526	$169,747	$128,043
Adjusted Earnings per share(3)	$0.46	$0.41	$1.51	$1.29
Weighted average shares outstanding — diluted(4)	111,173	99,612	112,483	99,303
________________________________

(1)
EBITDA Adjustments and amortization of purchased intangible assets and software have been tax effected using a federal rate of 35.0% and the applicable effective state rate which was 3.30% for the three and nine month periods ended September 30, 2011, and 4.23% and 4.30% for the corresponding periods in 2010, net of the federal tax benefit. In April 2010, a step up in basis of $89.1 million for internally developed software that was established at the time of the 2005 merger transaction became fully amortized, resulting in lower balances of intangible assets that are amortized.

(2)
Represents the after-tax expense of non-qualified stock options in which we receive a tax deduction upon exercise, and the full expense impact of incentive stock options granted to employees that have vested and qualify for preferential tax treatment and conversely, we do not receive a tax deduction. Share-based compensation for vesting of incentive stock options was $1.5 million and $1.3 million, respectively, for the three months ended September 30, 2011 and 2010, and $4.3 million and $3.8 million for the nine months ended September 30, 2011 and 2010, respectively.

(3)
Represents Adjusted Earnings divided by weighted average number of shares outstanding on a fully diluted basis. Set forth is a reconciliation of earnings per share on a fully diluted basis as calculated in accordance with GAAP to Adjusted Earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)
Earnings per share — diluted	$0.32	$0.26	$1.15	$0.59
Adjustment for allocation of undistributed earnings to stock units	—	—	0.01	0.01
After-Tax:
EBITDA Adjustments per share	0.09	0.09	0.19	0.48
Amortization of purchased intangible assets and software per share	0.05	0.06	0.16	0.21
Adjusted Earnings per share	$0.46	$0.41	$1.51	$1.29

(4)
Weighted average shares outstanding on a fully diluted basis increased from 99.3 million shares for the nine months ended September 30, 2010 to 112.5 million shares for the nine months ended September 30, 2011, due primarily to the successful completion of our Initial Public Offering (“IPO”) in the fourth quarter of 2010. The increase is attributed to the release of the restriction of approximately 7.4 million shares of common stock upon closing of our IPO in the fourth quarter of 2010, the issuance of approximately 1.5 million shares of common stock by the Company pursuant to the over-allotment option granted to the underwriters in connection with the IPO, and shares that were issued upon exercise of options by selling stockholders in connection with the IPO, net of any shares retired to satisfy the exercise price in a cashless exercise.

The following table reflects pro-forma Adjusted Earnings per share and growth in pro-forma Adjusted Earnings per share, assuming weighted average shares outstanding on a fully diluted basis as of September 30, 2011 were also outstanding as of September 30, 2010 (in thousands, except per share data):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(unaudited)			(unaudited)
Adjusted Earnings	$51,567	$40,526		$169,747	$128,043
Weighted average shares outstanding — diluted as of September 30, 2011	111,173	111,173		112,483	112,483
Pro-forma Adjusted Earnings per share	$0.46	$0.36	27.8%	$1.51	$1.14	32.5%

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
We paid $17.2 million at the closing of the transaction and placed $3.7 million of cash into an escrow subject to adjustment pursuant to the terms of the purchase agreement. In the third quarter of 2011, we accrued additional consideration of $1.1 million pursuant to the terms of the asset purchase agreement. In October 2011, we paid $4.8 million of cash consideration to former shareholders of NRP, consisting of $3.7 million from escrow and $1.1 million in additional consideration.

We may be required to pay future consideration to former shareholders of NRP that is contingent upon the achievement of certain revenue-based milestones in the third year following the acquisition. There is no maximum amount of contingent consideration; however, we have estimated the amount of future payment of contingent consideration to be $7.9 million. Immediately following the close of the transaction, we paid $2.0 million of the contingent consideration in advance to former shareholders of NRP, which reduced the remaining amount of future contingent consideration to be paid to $5.9 million.

We estimated the fair value of the remaining contingent consideration to be $3.3 million at the close of the transaction, which was determined using a discounted cash flow methodology based on financial forecasts that includes assumptions about revenue growth, operating margins and discount rates. We have recorded the $3.3 million of contingent consideration within accounts payable and accrued liabilities, and we re-measure contingent consideration at fair value at each interim reporting period with changes recognized in earnings.
Including the contingent consideration of $5.3 million, the total consideration for the acquisition was approximately $25.3 million.
Acquisition of Concord Capital Partners
On April 20, 2011, we announced our intent to acquire all of the outstanding common stock of Concord Capital Partners (“Concord Wealth Management”). Concord Wealth Management is an industry leader in providing technology and open architecture investment management solutions for trust departments of financial institutions. Through this acquisition, we will have the ability to support both the brokerage and trust business lines of current and prospective financial institutions. The acquisition will also create new expansion opportunities such as giving us the ability to custody personal trust assets within banks across the country.
On June 22, 2011, the transaction closed. We paid $20.0 million at the closing of the transaction. As of September 30, 2011, $2.3 million remains in an escrow account to be paid to former shareholders of Concord Wealth Management in accordance with the terms of the stock purchase agreement.
We may be required to pay future consideration that is contingent upon the achievement of certain gross margin-based milestones for the year ended December 31, 2013. The maximum amount of contingent consideration is $15.0 million, which also represents the estimated amount of future payment.

We estimated the fair value of the contingent consideration to be $11.5 million at the close of the transaction, which was determined using a discounted cash flow methodology based on financial forecasts that includes assumptions about growth in gross margin, and discount rates. We have recorded the contingent consideration of $11.5 million within accounts payable and accrued liabilities, and re-measure contingent consideration at fair value at each interim reporting period with changes recognized in earnings.
Including the contingent consideration of $11.5 million, the total consideration for the acquisition was approximately $33.8 million.
Consolidation of UVEST Financial Services Group, Inc.
On March 14, 2011, we committed to a corporate restructuring plan to enhance our service offering, while generating efficiencies. The restructuring plan includes the consolidation of the operations of our subsidiary, UVEST with those of LPL Financial. In connection with the consolidation of UVEST, certain registered representatives currently associated with UVEST are moving to LPL Financial through a transfer of their licenses. Following the transfer of registered representatives and client accounts to LPL Financial, all registered representatives and client accounts that transferred shall then be associated with LPL Financial. In addition, UVEST will terminate its clearing relationship with a third-party clearing firm and file a broker-dealer withdrawal request with the Financial Industry Regulatory Authority ("FINRA").
We anticipate recording pre-tax expenditures of $47.6 million over the course of the restructuring plan, including a non-cash impairment charge of $3.0 million. These expenditures are comprised of estimated costs of $30.6 million relating to the conversion and transfer of registered representatives and client accounts from UVEST to LPL Financial (including approximately $15.6 million in technology expenditures of which approximately $11.5 million qualifies for capitalization as internally-developed software), $9.0 million of contract termination fees and $5.0 million of advisor retention and related benefits. Refer to Note 4 in our unaudited condensed consolidated financial statements for additional information regarding costs incurred, capitalization of internally-developed software and the timing of future expected costs regarding the UVEST restructuring plan.

During the third quarter of 2011, we completed a significant conversion of institutions and related client accounts from the UVEST platform to LPL Financial's self-clearing platform. In July 2011, we successfully converted 52 institutions representing 141 advisors and $36.6 million in annual commission and advisory revenues. We incurred $7.7 million in charges in the third quarter of 2011 related to UVEST restructuring.
In conjunction with the conversion, certain institutional relationships were determined to have no future economic benefit. Accordingly, we have recorded an intangible asset impairment charge of $2.6 million. The impairment was determined based upon the attrition of institutions and their related revenue streams during the period of consolidation.
These restructuring activities are expected to be completed by the end of 2011. In October 2011, we successfully converted 85 institutions representing approximately 185 advisors and $48.4 million in annual commission and advisory revenues. The final wave of conversions is expected to be completed in December 2011. We expect this restructuring will improve pre-tax profitability by approximately $10 million to $12 million per year upon the completion of integration activities by creating operational efficiencies and revenue opportunities.

Economic Overview and Impact of Financial Market Events
The first nine months of 2011 have been a challenging and volatile period for the equity markets in response to concerns about European debt issues and the sustainability of economic growth. The S&P 500 closed the third quarter of 2011 at 1,131, down 10.0% from the close on December 31, 2010 and down 14.3% from the close on June 30, 2011. While equity markets have recovered from the market lows that occurred in March 2009, markets have remained choppy with periods of relative calm followed by periods of rapid declines such as encountered in the third quarter.
For the third quarter, the average S&P 500 was 1,225, down 7.1% from the second quarter of 2011 yet there was still an increase of 11.8% from the average S&P 500 of the third quarter of 2010. In August and September alone, the S&P 500 rose or fell by more than one percent on 27 out of 44 trading days and 11 of these days experienced drops of more than two percent.
In response to the market turbulence and overall economic environment, the central banks, including the Federal Reserve, have continued to maintain historically low interest rates. The average effective rate for federal funds was 0.08% in the third quarter of 2011, a decrease from the average of 0.19% for the third quarter of 2010. The low interest rate environment negatively impacts our revenues from client assets in our cash sweep programs.
During the third quarter of 2011, a downgrade of U.S. Treasury securities by Standard & Poor's Ratings Services had an initial, adverse impact on financial markets, including the equity markets.  While the longer-term impact of the downgrade on the markets cannot be determined, it is possible that this downgrade, concerns about fiscal policy and the debt levels in the United States, and uncertainties about European sovereign debt could disrupt economic activity in the United States.  To date, our business and operations have not been directly impacted by this downgrade and we continue to maintain nominal direct exposure to U.S. or other sovereign debt securities.
During the first half of 2011, our business experienced record levels in commission and advisory revenue; however, in the third quarter, we were impacted by turbulent markets as revenues experienced modest declines sequentially. Despite the economic challenges faced, all significant revenue categories had substantial increases in the third quarter of 2011 compared to the third quarter of 2010.
While our business has improved as a result of our focus on multiple organic growth drivers, our outlook for the markets remains cautiously optimistic and we continue to attempt to manage the impact of financial market events on our earnings. We maintain a strategic focus on attractive growth opportunities such as supporting our existing advisors sustain their businesses, continuing to attract new advisors and pursuing expense management activities.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2011 and 2010. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Revenues
Commissions	$438,294	$385,273	13.8%	$1,350,053	$1,194,414	13.0%
Advisory fees	267,878	212,344	26.2%	776,254	633,820	22.5%
Asset-based fees	89,691	81,599	9.9%	270,018	230,485	17.2%
Transaction and other fees	78,476	70,243	11.7%	220,980	205,738	7.4%
Other	8,518	10,505	(18.9)%	33,417	29,074	14.9%
Net revenues	882,857	759,964	16.2%	2,650,722	2,293,531	15.6%
Expenses
Production	623,886	525,628	18.7%	1,862,301	1,595,368	16.7%
Compensation and benefits	77,337	74,627	3.6%	242,889	223,024	8.9%
General and administrative	76,063	72,551	4.8%	204,675	188,368	8.7%
Depreciation and amortization	19,222	19,772	(2.8)%	55,794	67,472	(17.3)%
Restructuring charges	7,684	1,863	*	13,035	10,434	24.9%
Total operating expenses	804,192	694,441	15.8%	2,378,694	2,084,666	14.1%
Non-operating interest expense	16,603	19,511	(14.9)%	52,929	71,530	(26.0)%
Loss on extinguishment of debt	—	—	*	—	37,979	*
Total expenses	820,795	713,952	15.0%	2,431,623	2,194,175	10.8%
Income before provision for income taxes	62,062	46,012	34.9%	219,099	99,356	120.5%
Provision for income taxes	25,634	19,868	29.0%	88,165	39,658	122.3%
Net income	$36,428	$26,144	39.3%	$130,934	$59,698	119.3%

* Not Meaningful

Revenues
Commissions
The following table sets forth our commission revenue by product category included in our unaudited condensed consolidated statements of operations for the three months ended September 30, 2011 and 2010 (in thousands):

	2011	% Total	2010	% Total	Change	% Change
Variable annuities	$195,207	44.5%	$161,729	42.0%	$33,478	20.7%
Mutual funds	118,940	27.1%	105,302	27.3%	13,638	13.0%
Fixed annuities	30,617	7.0%	33,103	8.6%	(2,486)	(7.5)%
Alternative investments	30,028	6.9%	25,876	6.7%	4,152	16.0%
Equities	24,805	5.7%	19,644	5.1%	5,161	26.3%
Fixed income	20,007	4.6%	21,060	5.5%	(1,053)	(5.0)%
Insurance	18,105	4.1%	18,044	4.7%	61	0.3%
Other	585	0.1%	515	0.1%	70	13.6%
Total commission revenue	$438,294	100.0%	$385,273	100.0%	$53,021	13.8%
Commission revenue increased by $53.0 million, or 13.8%, for the three months ended September 30, 2011 compared with 2010. The product mix reflects the volatility of the financial markets during the three months ended September 30, 2011 as retail investors increasingly invested in more stable investments such as variable annuities with a guarantee option. Mutual fund commission-based products were bolstered by increasing levels of trail-based commissions due to historical growth of the underlying assets.The increase in alternative investments is reflective of more product availability and investor preferences for diversification. Additionally, equity commissions increased correlating to a volume increase in equity transactions.
The following table sets forth our commission revenue by product category included in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2011 and 2010 (in thousands):

	2011	% Total	2010	% Total	Change	% Change
Variable annuities	$591,780	43.8%	$490,176	41.0%	$101,604	20.7%
Mutual funds	368,030	27.3%	337,557	28.3%	30,473	9.0%
Fixed annuities	110,071	8.1%	106,193	8.9%	3,878	3.7%
Alternative investments	84,471	6.3%	72,073	6.0%	12,398	17.2%
Equities	77,107	5.7%	68,784	5.8%	8,323	12.1%
Fixed income	65,509	4.8%	63,015	5.3%	2,494	4.0%
Insurance	50,991	3.8%	54,938	4.6%	(3,947)	(7.2)%
Other	2,094	0.2%	1,678	0.1%	416	24.8%
Total commission revenue	$1,350,053	100.0%	$1,194,414	100.0%	$155,639	13.0%

Commission revenue increased by $155.6 million, or 13.0%, for the nine months ended September 30, 2011 compared with 2010. Similar to the three month period, the leading factor for the increase was growth in commissions earned on sales of variable annuities, and in trail-based commissions for variable annuities and mutual funds. Also contributing to the increase were higher alternative investments sales. Insurance commissions declined as term life insurance experienced reduced sales.

Advisory Fees
Advisory fees increased by $55.5 million, or 26.2%, to $267.9 million for the three months ended September 30, 2011 compared with 2010. Advisory revenue is predominately driven by the prior quarter-end advisory assets under management, which increased 30.8% from June 30, 2010 to June 30, 2011. The increase in advisory assets was primarily due to net new advisory assets of $11.5 billion over this period as a result of strong new business development and a shift by our existing advisors toward more advisory business. We added an additional $3.0 billion in net new advisory assets in the third quarter of 2011. The remaining advisory asset growth was driven by its correlation to market growth, as represented by the S&P 500 index growing 28.1% from 1,031 as of June 30, 2010 to 1,321 on June 30, 2011.
Advisory fees increased by $142.4 million, or 22.5%, for the nine months ended September 30, 2011 compared with 2010. This growth was supported by the same net new advisory asset flows and market appreciation that impacted our quarterly performance.
The following table summarizes the activity within our advisory assets under management for the three and nine months ended September 30, 2011 and 2010 (in billions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning of period	$103.2	$78.9	$93.0	$77.2
Net new advisory assets	3.0	1.9	9.8	5.8
Market impacts	(9.9)	5.4	(6.5)	3.2
End of period	$96.3	$86.2	$96.3	$86.2

Asset-Based Fees
Asset-based fees of $89.7 million increased by $8.1 million, or 9.9%, for the three months ended September 30, 2011 compared with 2010. Revenues from product sponsors and for record-keeping services, which are largely based on the underlying asset values, increased due to an increase in the average S&P 500 index and its impact on the value of the underlying assets and net new sales of eligible assets. The average S&P 500 index for the three months ended September 30, 2011 was 1,225, an increase of 11.8% over the average for the three months ended September 30, 2010. Revenues from our cash sweep programs were $31.6 million for the three months ended September 30, 2011 and $31.9 million for the three months ended September 30, 2010. In particularly volatile times, we typically experience a short term increase in the level of assets held in our cash products. Assets in our cash sweep programs averaged $22.2 billion and $18.7 billion for the three months ended September 30, 2011 and 2010, respectively. The decline in the effective federal funds rate more than offset the increase in assets in our cash sweep programs.
Asset-based fees increased by $39.5 million, or 17.2%, to $270.0 million for the nine months ended September 30, 2011 compared with 2010. Revenues from product sponsors and for record-keeping services increased due to the impact of the higher average market indices on the value of those underlying assets and net new sales of eligible assets. The average S&P 500 index for the nine months ended September 30, 2011 was 1,282, an increase of 14.6% over the average for the nine months ended September 30, 2010. In addition, revenues from our cash sweep programs increased by $5.6 million, or 6.4%, to $93.2 million for the nine months ended September 30, 2011 from $87.6 million for the nine months ended September 30, 2010. This was driven by an increase in the assets in our cash sweep programs, which averaged $20.2 billion and $18.6 billion for the nine months ended September 30, 2011 and 2010, respectively.
Transaction and Other Fees
Transaction and other fees, which include fees from advisors and their client accounts for various processing, technology and account services increased by $8.2 million, or 11.7%, for the three months ended September 30, 2011 compared with 2010. The primary factor for the increase was a 6.1% increase in advisors for the three months ended September 30, 2011 compared with 2010. Also contributing to the increase was a higher volume of transactions on which we earn a fee as a result of market volatility in the current quarter.

Transaction and other fees increased by $15.2 million, or 7.4%, for the nine months ended September 30, 2011 compared with 2010. Transactional revenues increased by $8.4 million due to increased volumes in investment activities and related transactional volumes in mutual fund, general securities, fixed income and advisory products. Other fees also increased due to the increase in number of advisors.
Other Revenue
Other revenue includes marketing re-allowances from certain product manufacturers, interest income from client margin accounts and cash equivalents, net of operating interest expense and other items. Other revenue decreased by $2.0 million, or 18.9%, to $8.5 million for the three months ended September 30, 2011 compared with 2010. Unrealized losses on assets held for the advisor deferred commissions non-qualified deferred compensation plan were the primary contributor to the decrease as the losses were greater by $1.9 million in the three months ended September 30, 2011 compared to the prior year period. These assets are marked to market at each interim reporting period.
Other revenue increased $4.3 million, or 14.9%, to $33.4 million for the nine months ended September 30, 2011 compared to 2010. In the nine months ended September 30, 2011, direct investment marketing allowances received from product sponsor programs increased by $1.7 million compared to the same period in 2010, largely based on the market values of the underlying assets. Additionally, in 2011 we received a $1.8 million payment for a contract termination from an Institutional Services client.
Expenses
Production Expenses
Production expenses increased by $98.3 million, or 18.7%, for the three months ended September 30, 2011 compared with 2010. This increase aligned with our commission and advisory revenues, which increased by 18.2% during the same period. Our production payout, which includes all production expenses except brokerage, clearing and exchange expenses, averaged 87.0% for the three months ended September 30, 2011 and 86.6% for the three months ended September 30, 2010. The increase in payout rates from the third quarter of 2010 to the comparable period of 2011 is driven by our annual production based bonus incentive structures, which increase throughout the year as our advisors achieve higher production levels.
Production expenses increased by $266.9 million, or 16.7%, for the nine months ended September 30, 2011 compared with 2010. This increase was correlated with our commission and advisory revenues, which increased by 16.3% during the same period. Our production payout averaged 86.2% for the nine months ended September 30, 2011 and 85.8% for the nine months ended September 30, 2010. The increase in payout rates is driven by a change in the channel and product mix of our commissions revenues as well as our annual production based bonus incentive structures, which increase throughout the year as our advisors achieve higher production levels. As a result of greater advisor activity year-to-date, advisors are achieving these production based bonuses earlier in the year.
Compensation and Benefits
Compensation and benefits increased by $2.7 million, or 3.6%, for the three months ended September 30, 2011 compared with 2010. The increase was due to increased staffing to support higher levels of advisor and client activities in addition to our 2011 acquisitions, an increase in wages and related employee benefits and the recognition of share-based compensation for stock options awarded to employees based on the grant date fair value. Specifically, employee related share-based compensation increased $1.0 million for the three months ended September 30, 2011 compared to 2010, primarily due to equity grants issued in December 2010. Our average number of full-time employees increased by 177, or 7.0% from 2,540 for the three months ended September 30, 2010 to 2,717 for the three months ended September 30, 2011. Included in the 177 employee increase are 62 employees attributed to our acquisitions of NRP and Concord Wealth Management.

Compensation and benefits increased by $19.9 million, or 8.9%, for the nine months ended September 30, 2011 compared with 2010. The increase was due to increased staffing to support higher levels of advisor and client activities, an increase in wages and related employee benefits and the recognition of share-based compensation for stock options awarded to employees based on the grant date fair value. Our average number of full-time employees increased 6.8% from 2,502 for the nine months ended September 30, 2010 to 2,673 for the nine months ended September 30, 2011. Employee related share-based compensation increased $3.5 million for the nine months ended September 30, 2011 compared to 2010, primarily due to equity grants issued in December 2010.
General and Administrative Expenses
General and administrative expenses increased by $3.5 million, or 4.8%, to $76.1 million for the three months ended September 30, 2011 compared with 2010. The increase was due primarily to a $2.9 million increase in business development and other promotional expenses. For the three months ended September 30, 2011 and 2010, general and administrative expenses include $15.8 million and $14.5 million, respectively, in expenses attributable to our annual advisor conferences.
General and administrative expenses increased by $16.3 million, or 8.7%, to $204.7 million for the nine months ended September 30, 2011 compared with 2010. Advisor growth of 355 net new advisors over the nine months ended September 30, 2011 fueled a $10.4 million increase in business development and other promotional expenses. An increase in our investment in technology projects related to system enhancements for our advisors attributed to increases in expense for non-depreciable equipment, licensing fees, software costs, and professional fees. The nine months ended September 30, 2010 also include $8.9 million of charges covered under a third-party indemnification agreement whereby the indemnitor has disputed its obligation. Refer to Litigation in Note 11 within the unaudited condensed consolidated financial statements for additional details regarding this matter.
Depreciation and Amortization
Deprecation and amortization expense decreased by $0.6 million, or 2.8% for the three months ended September 30, 2011 compared with 2010. For the nine months ended September 30, 2011, depreciation and amortization decreased by $11.7 million, or 17.3% compared to the prior year period. The decrease in the nine month period is attributed to certain internally developed software subject to a step up in basis of $89.1 million at the time of our 2005 merger transaction which became fully amortized in April 2010. Accordingly, we recorded $6.5 million in amortization expense for the nine months ended September 30, 2010 that did not recur in 2011.
Restructuring Charges
Restructuring charges were $7.7 million and $13.0 million for the three and nine months ended September 30, 2011, respectively. These charges relate primarily to technology costs and other expenditures incurred for the ongoing conversion and transfer of advisors and their client accounts from UVEST to LPL Financial. Additionally, impairment charges of $0.9 million and $2.6 million related to customer intangible assets are included for the three and nine months ended September 30, 2011, respectively. Refer to Note 4 within the unaudited condensed consolidated financial statements for additional details regarding this matter.
Restructuring charges were $1.9 million and $10.4 million for the three and nine months ended September 30, 2010, respectively. These amounts represented charges incurred for severance and termination benefits of $2.1 million, contract termination costs of $2.4 million, asset impairment write-offs of $0.8 million and $5.1 million in other expenditures principally relating to the conversion and transfer of registered representatives and client accounts from the Affiliated Entities to LPL Financial.
Interest Expense
Interest expense includes non-operating interest expense for our senior secured credit facilities. Interest expense decreased by $2.9 million, or 14.9%, for the three months ended September 30, 2011 compared with 2010. The primary cause of the decrease was the maturity of interest rate swaps with a notional value of $190.0 million on June 30, 2010, reducing our related interest expense by $1.9 million for the three months ended September 30, 2011 compared to 2010. Additionally, we repaid $40.0 million of term loans under our senior secured credit facilities using net proceeds received in our IPO, as well as other cash on hand, which resulted in interest savings of $0.4 million in the three months ended September 30, 2011.

Interest expense decreased $18.6 million, or 26.0%, for the nine months ended September 30, 2011 compared with 2010. The reduction in interest expense for the nine months ended September 30, 2011 is primarily attributed to our debt refinancing in the second quarter of 2010, which included the redemption of our senior unsecured subordinated notes, resulting in a lower cost of borrowing. Interest rate swaps with a notional value of $190.0 million matured on June 30, 2010, reducing our related interest expense by $5.8 million for the nine months ended September 30, 2011 compared to 2010. In addition, the $40.0 million debt pay down resulted in interest savings of $1.1 million for the nine months ended September 30, 2011.
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
During the three months ended September 30, 2011, we recorded income tax expense of $25.6 million compared with an income tax expense of $19.9 million for the three months ended September 30, 2010. Our effective income tax rate was 41.3% and 43.2% for the three months ended September 30, 2011 and 2010, respectively.
For the nine months ended September 30, 2011, we recorded income tax expense of $88.2 million million compared with an income tax expense of $39.7 million for the nine months ended September 30, 2010. Our effective income tax rate was 40.2% and 39.9% for the nine months ended September 30, 2011 and 2010, respectively.

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
A summary of changes in cash flow data is provided as follows:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Net cash flows provided by (used in):
Operating activities	$363,746	$107,821
Investing activities	(46,274)	(12,276)
Financing activities	(73,491)	(31,592)
Net increase in cash and cash equivalents	243,981	63,953
Cash and cash equivalents — beginning of period	419,208	378,594
Cash and cash equivalents — end of period	$663,189	$442,547

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
Net cash provided by operating activities was $363.7 million and $107.8 million for the nine month periods ended September 30, 2011 and 2010, respectively. Net cash provided by operating activities for the nine months ended September 30, 2011 includes an increase in net income of $71.2 million, $57.3 million of excess tax benefits resulting from stock options exercised that primarily occurred in May 2011 at the expiration of the IPO lock-up, and a $193.2 million change in tax receivables that arose primarily from a tax benefit resulting from our IPO in November 2010.
Net cash used in investing activities for the nine months ended September 30, 2011 and September 30, 2010 totaled $46.3 million and $12.3 million, respectively. The increase for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010 was primarily due to $37.2 million used for the acquisitions of NRP and Concord Wealth Management. Additionally, there was cash used of $24.3 million for capital expenditures for the nine months ended September 30, 2011 compared to $10.9 million for the prior year period. Partially offsetting these trends is the release of restricted cash of $18.9 million, including $16.3 million in escrow releases related to our 2011 acquisitions of NRP and Concord Wealth Management, compared to $3.0 million for the same period in the prior year.
Net cash used in financing activities for the nine months ended September 30, 2011 and 2010 was $73.5 million and $31.6 million, respectively. Cash flows used in financing activities for the nine months ended September 30, 2011, include $89.0 million of cash used to repurchase outstanding stock and $50.5 million of cash used to repay senior credit facilities, partially offset by $57.3 million in cash generated from excess tax benefits arising from stock options exercised.
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
The remaining tax benefit expected to be utilized through the use of NOLs from tax deductions resulting from the IPO primarily relate to state taxes that are expected to be utilized over the next few years dependent upon each state's tax laws related to NOL carryforwards. We have tax carryforwards in a few states that have temporarily suspended or limited the use of tax carryforwards to offset current taxable income. We do not anticipate these suspensions will prevent the full realization of these benefits in the future as the carryforward periods have been extended.

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
On September 13, 2011, MSC filed a broker-dealer withdrawal request with FINRA.  We expect MSC's request for broker-dealer withdrawal to be granted, effective 60 days after the filing date.  Upon such withdrawal, MSC will no longer be subject to net capital filing requirements.
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

Indebtedness
On May 24, 2010, we amended and restated our senior secured credit agreement to add a new term loan tranche of $580.0 million maturing at June 28, 2017, which we used, together with cash on hand, to redeem our $550.0 million of senior unsecured subordinated notes, as described below. We also extended the maturity of a $500.0 million tranche of our term loan facility to June 25, 2015, with the remaining $317.1 million tranche maturing at the original maturity date of June 28, 2013. In September 2011, our corporate credit rating was upgraded to Ba2 from Ba3 by a leading credit rating agency. The upgrade did not affect the interest rate or the covenants in the senior secured credit facilities.
We also maintain a revolving credit facility which is provided through the senior secured credit facilities. On January 25, 2010, we amended our senior secured credit agreement to increase the revolving credit facility from $100 million to $218.2 million. In connection with this amendment, we extended the maturity of a $163.5 million tranche of the revolving credit facility to June 28, 2013. The remaining $54.7 million tranche retains its original maturity date of December 28, 2011. Since we believe we have sufficient capital to fund our operations and any potential future borrowing needs, we plan to allow the $54.7 million tranche expire at the end of the fourth quarter without renewal. The availability on the revolving credit facility is reduced by a $10 million letter of credit required by regulatory agencies for PTC.
We maintain three uncommitted lines of credit at LPL Financial. Two of the lines have unspecified limits, and are primarily dependent on our ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. The lines were utilized in 2011 and 2010; however, there were no balances outstanding at September 30, 2011 or December 31, 2010.
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
In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rates at September 30, 2011 were 0.375% for our revolver tranche maturing in 2011 and 0.75% for our revolver tranche maturing in 2013, but are subject to change depending on our leverage ratio. We must also pay customary letter of credit fees.
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

Our senior secured credit facilities prohibit us from paying dividends and distributions or repurchasing our capital stock except for limited purposes, including, but not limited to payments in connection with: (i) redemption, repurchase, retirement or other acquisition of our equity interests from present or former officers, managers, consultants, employees and directors upon the death, disability, retirement, or termination of employment of any such person or otherwise in accordance with any stock option or stock appreciate rights plan, any management or employee stock ownership plan, stock subscription plan, employment termination agreement or any employment agreements or stockholders’ agreement, in an aggregate amount not to exceed $5.0 million in any fiscal year plus the amount of cash proceeds from certain equity issuances to such persons, the amount of equity interests subject to a certain deferred compensation plan and the amount of certain key-man life insurance proceeds, (ii) franchise taxes, general corporate and operating expenses not to exceed $3.0 million in any fiscal year, and fees and expenses related to any unsuccessful equity or debt offering permitted by the senior secured credit facilities, (iii) tax liabilities to the extent attributable to our business and our subsidiaries and (iv) dividends and other distributions in an aggregate amount not to exceed 50% of our cumulative consolidated net income available to stockholders at such time so long as at the time of such payment of dividend or the making of such distribution, and after giving effect thereto, our leverage ratio is less than 3.50:1.00. The share repurchase programs were authorized by the Board of Directors pursuant to item (iv) above.
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
As of September 30, 2011 and December 31, 2010, we were in compliance with all of our covenant requirements.
Our covenant requirements and actual ratios as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
Financial Ratio	Covenant Requirement	Actual Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	3.00	1.87	3.70	2.64
Interest Coverage (Minimum)	3.00	6.83	2.60	4.81

Set forth below is a reconciliation from EBITDA, Adjusted EBITDA and Credit Agreement Adjusted EBITDA to our net income for the trailing twelve months ending September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
	(unaudited)
Net income (loss)	$14,374	$(56,862)
Interest expense	71,806	90,407
Income tax expense	16,520	(31,987)
Amortization of purchased intangible assets and software(1)	38,389	43,658
Depreciation and amortization of all other fixed assets	35,970	42,379
EBITDA	177,059	87,595
EBITDA Adjustments:
Share-based compensation expense(2)	13,921	10,429
Acquisition and integration related expenses(3)	6,989	12,569
Restructuring and conversion costs(4)	19,642	22,835
Debt amendment and extinguishment costs(5)	—	38,633
Equity issuance and related offering costs(6)	240,239	240,902
Other(7)	233	150
Total EBITDA Adjustments	281,024	325,518
Adjusted EBITDA	458,083	413,113
Pro-forma adjustments(8)	—	—
Credit Agreement Adjusted EBITDA	$458,083	$413,113
________________________________

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 and various acquisitions.

(2)	Represents share-based compensation expense for stock options awarded to employees and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.

(3)
Represents acquisition and integration costs resulting from various acquisitions. Included in the trailing twelve months ended December 31, 2010 are $8.9 million of expenditures for certain legal settlements that have not been resolved with the indemnifying party. See Litigation in Note 11 of our unaudited condensed consolidated financial statements for further discussion on legal settlements.

(4)	Represents organizational restructuring charges and conversion and other related costs incurred resulting from the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities.

(5)
Represents debt amendment costs incurred in 2010 for amending and restating our credit agreement to establish a new term loan tranche and to extend the maturity of an existing tranche on our senior credit facilities, and debt extinguishment costs to redeem our subordinated notes, as well as certain professional fees incurred.

(6)
Represents equity issuance and offering costs related to the closing of the IPO in the fourth quarter of 2010, and the closing of a secondary offering in the second quarter of 2011. Upon closing of the IPO in the fourth quarter of 2010, the restriction on approximately 7.4 million shares of common stock issued to advisors under our Fifth Amended and Restated 2000 Stock Bonus Plan was released. Accordingly, we recorded a share-based compensation charge of $222.0 million, representing the offering price of $30.00 per share multiplied by 7.4 million shares.

(7)	Represents excise and other taxes.

(8)
Credit Agreement Adjusted EBITDA excludes pro forma general and administrative expenditures from acquisitions, as defined under the terms our senior secured credit agreement. There were no such adjustments for the trailing twelve months ended September 30, 2011 and December 31, 2010.

Interest Rate Swaps
An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. We use an interest rate swap agreement to hedge the variability on our floating interest rate for $65.0 million of our term loan under our senior secured credit facilities. We are required to pay the counterparty to the agreement fixed interest payments on a notional balance and in turn receive variable interest payments on that notional balance. Payments are settled quarterly on a net basis. As of September 30, 2011, we assessed our interest rate swap as being highly effective and we expect it to continue to be highly effective. While approximately $1.3 billion of our term loan remains unhedged as of September 30, 2011, the risk of variability on our floating interest rate is partially mitigated by the client margin loans on which we carry floating interest rates. At September 30, 2011, our receivables from our advisors’ clients for margin loan activity were approximately $247.7 million.
Off-Balance Sheet Arrangements
We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Note 11 and Note 16 to our unaudited condensed consolidated financial statements.

Contractual Obligations
The following table provides information with respect to our commitments and obligations as of September 30, 2011:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
	(In thousands)
Leases and other obligations(1)	$113,458	$28,930	$36,404	$21,219	$26,905
Senior secured term loan facilities(2)	1,336,161	13,971	321,710	474,785	525,695
Commitment fee on revolving line of credit(3)	2,065	1,207	858	—	—
Variable interest payments: (4)
2013 Loan (Hedged)	1,044	1,044	—	—	—
2013 Loan (Unhedged)	9,609	5,128	4,481	—	—
2015 Loan (Unhedged)	75,674	20,657	40,401	14,616	—
2017 Loan (Unhedged)	164,927	29,579	57,893	56,736	20,719
Interest rate swap agreement(5)	2,219	2,219	—	—	—
Total contractual cash obligations	$1,705,157	$102,735	$461,747	$567,356	$573,319
________________________________

(1)
Minimum payments have not been reduced by minimum sublease rental income of $6.1 million due in the future under noncancelable subleases. Note 11 of our unaudited condensed consolidated financial statements provides further detail on operating lease obligations and obligations under noncancelable service contracts.

(2)	Represents principal payments on our senior secured term loan facilities. See Note 9 of our unaudited condensed consolidated financial statements for further detail.

(3)	Represents commitment fees for unused borrowings on our senior secured revolving line of credit facility. See Note 9 of our unaudited condensed consolidated financial statements for further detail.

(4)
Our senior secured term loan facilities bear interest at floating rates. Variable interest payments are shown assuming the applicable LIBOR rates at September 30, 2011 remain unchanged. See Note 9 of our unaudited condensed consolidated financial statements for further detail.

(5)	Represents fixed interest payments net of variable interest received on our interest rate swap agreements. See Note 10 of our unaudited condensed consolidated financial statements for further detail.
As of September 30, 2011, we reflect a liability for unrecognized tax benefits of $22.2 million, which we have included in income taxes payable in the unaudited condensed consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

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
At September 30, 2011, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

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
Changes in the value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. We manage our trading inventory by product type. Our activities to facilitate client transactions generally involve mutual fund activities, including dividend reinvestments. The balances are based upon pending client activities which are monitored by our broker dealer support services department. Because these positions arise from pending client transactions, there are no specific trading or position limits. Positions held to meet clearing deposit requirements consist of U.S. government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlement area within our broker dealer support services department. Our research department develops model portfolios that are used by advisors in developing client portfolios. We currently maintain approximately 175 accounts based on model portfolios. At the time the portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum for a client. Account minimums vary by product and can range from $10,000 to $50,000 per model. We utilize these positions to track the performance of the research department. The limits on this activity are based at the inception of each new model.
At September 30, 2011, the fair value of our trading securities owned were $7.6 million. Securities sold but not yet purchased were $0.2 million at September 30, 2011. See Note 5 of our unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned and securities sold but not yet purchased associated with our client facilitation activities. See Note 5 of our unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.
We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trail commissions are paid and assets eligible for sponsor payments.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of September 30, 2011, all of the outstanding debt under our senior secured credit facilities, $1.3 billion, was subject to floating interest rate risk. To provide some protection against potential rate increases associated with our floating senior secured credit facilities, we have entered into a derivative instrument in the form of an interest rate swap agreement with Morgan Stanley Capital Services, Inc. covering a portion ($65.0 million) of our senior secured indebtedness. While the unhedged portion of our senior secured debt is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at September 30, 2011:

	Outstanding at Variable Interest Rates	Annual Impact of an Interest Rate Increase of
		10 Basis Points	25 Basis Points	50 Basis Points	100 Basis Points
Senior Secured Term Loans
		(In thousands)
2013 Term Loan (Hedged)(1)	$65,000	$—	$—	$—	$—
2013 Term Loan (Unhedged)(2)	238,281	237	593	1,185	2,371
2015 Term Loan (Unhedged)(3)	478,185	—	—	—	—
2017 Term Loan (Unhedged)(3)	554,695	—	—	—	—
Variable Rate Debt Outstanding	$1,336,161	$237	$593	$1,185	$2,371
________________________________

(1)
Represents the portion of our 2013 Term Loan that is hedged by interest rate swap agreements, which have been designated as cash flow hedges against specific payments due on the 2013 Term Loan. Accordingly, any interest rate differential is reflected in an adjustment to interest expense over the term of the interest rate swap agreements. The variable interest rate for the hedged portion of our 2013 Term Loan is based on the three-month LIBOR of 0.37%, plus the applicable interest rate margin of 1.75%.

(2)
Represents the unhedged portion of our 2013 Term Loan outstanding at September 30, 2011. The variable interest rate for the unhedged portion of our 2013 Term Loan is based on the one-month LIBOR of 0.24%, plus the applicable interest rate margin of 1.75%.

(3)	The variable interest rate for our 2015 Term Loan and our 2017 Term Loan is based on the greater of the one-month LIBOR of 0.24% or 1.50%, plus an applicable interest rate margin.
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
The average Federal Reserve effective federal funds rate for the three months ended September 30, 2011 was 0.08%. The following table reflects the approximate annual impact to asset-based fees on our insured cash programs (assuming that client balances at September 30, 2011 remain unchanged) of an upward or downward change in short-term interest rates of one basis point:

Federal Reserve Effective Federal Funds Rate	Annualized Increase or Decrease in Asset- Based Fees per One Basis Point Change
	(Dollars in thousands)
0.00% - 0.25%		$1,400
0.26% - 1.25%		700
1.26% - 2.50%		300
> 2.50%		—

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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our loss on margin accounts is immaterial and did not exceed $0.1 million during the three months ended September 30, 2011 and 2010. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Risk Management
We have established various committees of the Board of Directors to manage the risks associated with our business. Our Audit Committee was established for the primary purpose of overseeing (i) the integrity of our consolidated financial statements, (ii) our compliance with legal and regulatory requirements that may impact our consolidated financial statements or financial operations, (iii) the independent auditor’s qualifications and independence and (iv) the performance of our independent auditor and internal audit function. Our Compensation and Human Resources Committee was established for the primary purpose of (i) overseeing our efforts to attract, retain and motivate members of our senior management team in partnership with the Chief Executive Officer, (ii) to carry out the Board’s overall responsibility relating to the determination of compensation for all executive officers to achieve the proper risk-reward balance and not encourage unnecessary or excessive risk-taking, (iii) to oversee all other aspects of our compensation and human resource policies and (iv) to oversee our management resources, succession planning and management development activities. We also have established a Risk Oversight Committee comprised of a group of our senior-most executives to oversee the management of our business risks.

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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Information regarding the Company’s risks is set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases on a monthly basis during the third quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
July 1, 2011 through July 31, 2011 (1)	13,869	$34.47	13,869	$—
August 1, 2011 through August 31, 2011 (2)	319,906	$28.11	319,906	$61,008,610
September 1, 2011 through September 30, 2011	—	$—	—	$61,008,610
July 1, 2011 through September 30, 2011	333,775	$28.37	333,775	$61,008,610
________________________________

(1)
On May 25, 2011, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $80.0 million of its issued and outstanding shares of common stock through May 31, 2013. The purchases were effected in open market transactions with the timing of purchases and the amount of stock purchased determined at the discretion of the Company's management. In July 2011, the Company completed the share repurchase program.

(2) On August 16, 2011, the Board of Directors approved a second share repurchase program pursuant to which the Company may repurchase an additional $70.0 million of its issued and outstanding shares of common stock through August 31, 2012. The purchases will be effected in open market transactions with the timing of purchases and the amount of stock purchased determined at the discretion of the Company's management.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Removed and Reserved

Item 5. Other Information
None.

Item 6. Exhibits

3.1
Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the registration statement on Form S-1 (File Number 333-167325) on July 9, 2010, and incorporated herein by reference,

3.2	Second Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File Number 000-52609) on July 23, 2010 and incorporated herein by reference,
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Investment Holdings Inc.
Date:	November 2, 2011	By:	/s/ MARK S. CASADY
Mark S. Casady
Chairman and Chief Executive Officer

Date:	November 2, 2011	By:	/s/ ROBERT J. MOORE
Robert J. Moore
Chief Financial Officer