Form 10-K
period 2011-12-31
LPL Investment Holdings Inc.
filed 2012-02-27
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to

Commission file number 001-34963

LPL Investment Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3717839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Beacon Street, Boston, MA 02108
(Address of principal executive offices; including zip code)

617-423-3644
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock — $.001 par value per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒     No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1.3 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

The number of shares of common stock, par value $0.001 per share, outstanding as of February 20, 2012 was 110,814,426.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

i

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — and other sections of this Annual Report on Form 10-K contain forward-looking statements (regarding future financial position, budgets, business strategy, projected costs, plans, objectives of management for future operations, and other similar matters) that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates”, “expects”, “believes”, “plans”, “predicts”, and similar terms. Forward-looking statements are not guarantees of future performance and there are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to, changes in general economic and financial market conditions, fluctuations in the value of assets under management, our ability to close and integrate our acquisition of Fortigent Holdings Company, Inc., effects of competition in the financial services industry, changes in the number of our financial advisors and institutions and their ability to effectively market financial products and services, the effect of current, pending and future legislation and regulation and regulatory actions. In particular, you should consider the numerous risks outlined in Part I, Item 1A — “Risk Factors”.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. You should not rely upon forward-looking statements as predictions of future events. Unless required by law, we will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

ii

PART I

Item 1.  Business

General Corporate Overview

We provide an integrated platform of brokerage and investment advisory services to approximately 12,800 independent financial advisors and financial advisors at financial institutions (our “advisors”) across the country, enabling them to successfully serve their retail investors with objective, conflict-free financial advice. In addition, we support approximately 4,000 financial advisors with customized clearing, advisory platforms and technology solutions. Our singular focus is to support our advisors with the front, middle and back-office support they need to serve the large and growing market for independent investment advice in the mass affluent and high-net-worth markets. We believe we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services and full open architecture access to leading financial products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting or market making.

For over 20 years we have served and supported the independent advisor market. We are the market leader with the largest independent advisor base and the fourth largest overall advisor base in the United States. Through our advisors, we are also one of the largest distributors of financial products in the United States. Our scale is a substantial competitive advantage and enables us to effectively attract and retain advisors. Our unique model allows us to invest more resources in our advisors to help them manage complexity and increase their productivity, creating a virtuous cycle of growth. We currently have approximately 2,700 employees with headquarters in Boston, Charlotte and San Diego.

Our Business

With our focus and scale, we are not only a beneficiary of the secular shift among advisors toward independence, but an active catalyst of this trend. We enable our advisors to provide their clients with high quality independent financial advice and investment solutions, and support our advisors in managing the complexity of their businesses by providing a comprehensive integrated platform of technology and clearing services. We provide these services through an open architecture product platform offering no proprietary manufactured products, which helps ensure an objective, conflict-free environment. Our business is dedicated exclusively to our advisors; we are not a market-maker nor do we offer investment banking or underwriting services. Additionally, we offer our advisors the highest average payout ratios among the five largest U.S. broker-dealers, as ranked by number of advisors, which we believe provides us with an important competitive advantage.

The size of our organization and scalability of our solutions allow us to continually reinvest in our technology and clearing platforms, tailor our services to the needs of our advisors and provide them with an attractive value proposition. Our technology and service platforms allow our advisors to spend more time with their clients and efficiently manage and grow their businesses. Our flexible platform attracts many different types of advisors, such as independent financial advisors, registered investment advisors (“RIAs”) and advisors at small and mid-sized financial institutions. Furthermore, our wholly owned subsidiary LPL Financial LLC ("LPL Financial") is the only independent broker-dealer with an integrated platform servicing RIAs.

Our revenues are derived primarily from commissions and fees generated by our advisors. We also generate asset-based fees from our financial product sponsor relationships, our cash sweep programs and omnibus processing and networking services. Under our self-clearing platform, we custody the majority of client assets invested in these products, which includes providing statements, transaction processing and ongoing account management for which we receive fees.

Our Financial Advisors

Serving clients in communities across the nation, our advisors build long-term relationships with their clients by guiding them through the complexities of investment decisions, retirement solutions, financial planning and wealth-management. We support the evolution of our advisors’ businesses over time and provide a range of solutions as their needs change.

The relationship with our advisors is embodied in our Commitment Creed, which serves as a set of guiding principles for our relationships with our advisors. For more than 20 years it has been the foundation of our culture and reflects our singular focus on the advisors we serve. The size and growth of our business has benefited from this focus.

Advisors licensed with LPL Financial are able to conduct both commission-based business on our brokerage platform and fee-based business on our corporate registered RIA platform. In order to license with us, advisors must meet our stringent requirements which include a thorough review of the advisor’s education, experience, credit and compliance history. These advisors are licensed with LPL Financial and enter into a registered representative agreement that establishes the duties and responsibilities of each party. Pursuant to the registered representative agreement, each advisor makes a series of representations, including that the advisor will disclose to all customers and prospective customers that the advisor is acting as our registered representative, that all orders for securities will be placed through us, that the advisor will sell only products we have approved and that the advisor will comply with LPL policies and procedures as well as securities rules and regulations. These advisors also agree not to engage in any outside business activity without prior approval from us and not to act as an agent for any of our competitors.

In return for the services we provide, including, among others, transaction processing and technology services we provide to the advisors to support their daily activities, we typically retain a range of 10 to 15 percent of the commission and advisory fee revenue generated by our advisors and pay out the remaining 85 to 90 percent to them. In addition, advisors pay certain fees directly to us relating to technology and platform access, insurance coverage and licensing fees. The registered representative agreement is terminable by us without cause on 30 days notice and for cause immediately upon notice.

LPL Financial also supports stand-alone RIAs ("Independent RIAs") who conduct their advisory business through separate entities by establishing their own RIAs pursuant to the Investment Advisers Act of 1940, rather than using our corporate registered RIA. These Independent RIAs engage us for technology, clearing, regulatory and custody services, as well as access to certain of our investment platforms. In return, we charge fees to the Independent RIAs including a program fee based on the value of assets within these advisory accounts. In addition, Independent RIAs carry their brokerage license exclusively with LPL Financial and access our fully-integrated brokerage platform for those seeking to operate a dually-registered model.

Our advisors average over 14 years of industry experience. This substantial industry experience allows us to focus on enhancing our advisors’ businesses without the need for basic training or subsidizing advisors that are new to the industry. Our independent advisors join us from a broad range of firms including wirehouses, regional and insurance broker dealers, banks and other independent firms. Our flexible business platform allows our advisors to choose the most appropriate business model to support their clients, whether they conduct brokerage business, offer brokerage and fee-based services on our corporate RIA platforms or provide fee-based services through their own RIAs.

Our advisors are entrepreneurial independent contractors who deliver their services through over 4,100 branch offices. They are primarily located in rural and suburban areas and as such are viewed as local providers of independent advice. Approximately 70% of these advisors operate under their own business name. We approve and assist these advisors with their own branding, marketing and promotion.

A subset of our advisors is primarily focused on providing advice and managing group retirement plans for predominantly small and mid-size businesses. LPL Financial provides these advisors with marketing tools and technology capabilities, which are geared towards retirement solutions.

We believe we are the market leader in providing support to over 2,200 advisors at approximately 670 banks and credit unions seeking to provide a broad array of services for their financial advisors. For these institutions, whose core capabilities may not include investment and financial planning services, or who find the technology, infrastructure and regulatory requirements to be cost prohibitive, we provide their financial advisors with the services they need to be successful, allowing the institutions to focus their energy and capital on their core businesses. In addition, we have expanded our technology and wealth management solutions to support trust departments enabling them to efficiently manage their assets.

We also provide support to approximately 4,000 additional financial advisors who are affiliated and licensed with insurance companies. These outsourcing arrangements provide customized clearing, advisory platforms and technology solutions that enable financial advisors at these insurance companies to efficiently provide a breadth of services to their client base.

Our Value Proposition

The core of our business is dedicated to meeting the evolving needs of our advisors and providing the platform and tools to grow and enhance the profitability of their businesses. We support our advisors by providing front, middle and back-office solutions through the four pillars of our distinct value proposition: enabling technology, comprehensive clearing and compliance services, practice management programs and training and independent research. The comprehensive and automated nature of our offering enables our advisors to focus on their clients while successfully and efficiently managing the complexities of running their own practice.

Enabling Technology

We provide our technology and service to advisors through BranchNet, our proprietary, integrated technology platform that is server-based and web-accessed. Using the BranchNet workstation, our advisors effectively manage all critical aspects of their businesses while remaining highly efficient and responsive to their clients’ needs. Time-consuming processes, such as account opening and management, document imaging, transaction execution, and account rebalancing, are automated to improve efficiency and accuracy. Our advisors utilize BranchNet as their core technology platform. Through BranchNet, our advisors have direct access to a fully integrated array of tools and support systems, including:

•	comprehensive account lookup for accounts and direct business data;

•	straight-through processing of trade orders and account maintenance requests and

•	secure and reliable data maintenance.

In addition to the account management capabilities of BranchNet, our Resource Center, embedded within BranchNet, provides advisors with access to our research, training, compliance and support services and the ability to review products and develop marketing materials, including:

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

We believe BranchNet allows our advisors to transact and monitor their business more efficiently, lowering operating costs for their business. Once on BranchNet, advisors have the ability to choose which services suit their business plan, purchasing only the services that they believe are needed to grow their business.

Comprehensive Clearing and Compliance Services

We custody and clear the majority of our advisors’ transactions, providing an enhanced advisor experience and expedited processing capabilities. Our self-clearing platform enables us to better control client data, more efficiently process and report trades, facilitate platform development, reduce costs and ultimately enhance the quality of the services we provide our advisors. Our self-clearing platform also enables us to serve a wider variety of advisors, including RIAs and Independent RIAs.

Because we are self-clearing, we can address all facets of securities transaction processing, including:

•	order routing, trading support, execution and clearing, and position keeping;

•	regulatory and tax compliance and reporting and

•	investment accounting and recordkeeping.

All of these services are backed by our service center and operations organizations focused on providing timely, accurate and consistent support, with each employee committed to delivering best-in-class service. This shared commitment allows us to meet our advisors’ needs so they can best serve their clients.

In 2010, we launched Service360, a service paradigm initially available to our top producing advisors. Service360 offers a wide array of organizational support, adopting a team-based approach to service, in which teams are dedicated to a defined set of advisors. This service structure was fully implemented in December 2010, and now services over 9,200 advisors with timely, accurate and efficient service delivered in a more personal, relationship-focused manner and with greater accountability and empowerment on the part of the service teams.

We continue to make substantial investments in our compliance offering to provide our advisors a strong compliance framework.  Our ongoing investments include hiring and retaining experienced compliance and risk professionals and keeping our technology current.  Several years ago we made the strategic decision to fully integrate our compliance tools into our technology platform to further enhance compliance effectiveness and scalability.  All of this enables us to maintain our long term trend of having one of the best regulatory compliance records, as evidenced by the number of regulatory events reported in the Financial Industry Regulatory Authority's (“FINRA”) BrokerCheck Reports.

Approximately 300 risk and compliance employees assist our advisors through:

•	training and advising advisors on new products, new regulatory guidelines, compliance and risk management tools, security policies and procedures, anti-money laundering and best practices;

•	reviewing and approving advertising materials;

•	technology-enabled surveillance of trading activities and sales practices;

•	overseeing and monitoring of registered investment advisory activities;

•	securities registration and advisory and insurance licensing of advisors;

•	inspecting branch offices and advising on how to strengthen compliance procedures; and

•	continuing to invest in technology assisted supervisory tools.

Practice Management Programs and Training

Our practice management programs help our advisors enhance and grow their businesses. Our experience gives us the ability to benchmark the best practices of successful advisors and develop customized recommendations to meet the specific needs of an advisor’s business and market. Because of our scale, we are able to dedicate an experienced group of approximately 120 professionals that work with our advisors to build and better manage their business and client relationships through one-on-one consulting as well as group training. In addition, we hold over 140 conferences and group training events annually for the benefit of our advisors. Our practice management and training services include:

•	personalized business consulting support that helps advisors enhance the value and operational efficiency of their businesses;

•
advisory and brokerage consulting and financial planning to support advisors in growing their businesses with our broad range of products and fee-based offerings, as well as wealth management services to assist advisors serving high net worth clients with comprehensive estate, tax, philanthropic, and financial planning processes;

•	marketing campaigns and consultation to enable advisors to build awareness of their services and capitalize on opportunities in their local markets;

•	transition services to help advisors establish independent practices and migrate client accounts to us and

•	training and consulting programs on topics including technology, use of advisory platforms and business development.

Independent Research

We provide our advisors with integrated access to comprehensive research on mutual funds, separate accounts, alternative investments and annuities, asset allocation strategies, financial markets and the economy, among other areas. Our research team consists of approximately 35 professionals. Our investments team has an average of 10 years of industry experience, dedicated to providing unbiased and conflict-free advice. Our research is designed to empower our advisors to give their clients thoughtful advice in an efficient manner. In particular, our research facilitates the growth of our advisory platform by providing asset allocation, investment recommendation guidance and completely packaged, turnkey portfolios. Our research team actively works with our product due diligence group to effectively vet the financial products offered through our platform. Our lack of proprietary products or investment banking services helps ensure that our research remains unbiased and objective. A substantial portion of our research is approved by our Marketing Regulatory Review organization for use with clients, allowing our advisors to leverage these materials to help clients understand complex investment topics and make informed decisions.

Our research enables advisors to:

•	keep abreast of changes in markets and the global economy, through our daily market update call and email, published materials, blogs and media presence;

•	proactively respond to emerging trends;

•	leverage the expertise and experience of our research team in building individual investment portfolios and

•
seek specific advice through our ASK (accurate, swift and knowledgeable) Research Team, a group of research professionals dedicated exclusively to advisor investment-research inquiries via phone and email.

With a focus on performance, service and transparency, our research team utilizes a wide spectrum of available tools to deliver timely perspectives on the ever-changing economic marketplace and products, enabling advisors to help their clients understand and adjust to the latest developments. Through its objective recommendations and portfolio management, the research group helps advisors meet a broad range of investor needs effectively, which allows them to focus on their clients and growing their practice.

Our Economic Value Proposition

We offer a compelling economic value proposition that is a key factor in our ability to attract and retain advisors. The independent channels pay advisors a greater share of brokerage commissions and advisory fees than the captive channels — generally 80-90% compared to 30-50%. Because of our scale and efficient operating model, we believe we offer our advisors the highest average payout ratios among the five largest U.S. broker-dealers, ranked by number of advisors, which we believe provides us with an important competitive advantage. We believe our superior technology and service platforms enable our advisors to operate their practices at a lower cost than other independent advisors. As a result, we believe owners of practices associated with us earn meaningfully more pre-tax profit than owners of practices affiliated with other independent brokerage firms. We attribute this difference in profitability in part to lower fixed costs driven by the need for fewer staff at our associated practices. Finally, as business owners, independent financial advisors, unlike captive advisors, also have the opportunity to build equity in their own businesses. We also believe our solutions enable our financial institutions to be more productive and therefore generate greater profitability relative to other financial institutions supported by third party firms.

Our Product Access

We do not manufacture any financial products. Instead, we provide our advisors open architecture access to a unique variety of commission, fee-based, cash and money market products and services. Our product due diligence group conducts extensive diligence on substantially all of the new products we offer, including annuities, mutual funds, exchange-traded funds, alternative investments and real estate investment trusts. Our platform provides access to over 10,000 financial products, manufactured by over 575 product sponsors. Typically, we enter into arrangements with these product sponsors pursuant to the sponsor’s standard distribution agreement.

The sales and administration of these products are facilitated through BranchNet and our Resource Center, which allow our advisors to access client accounts, product information, asset allocation models, investment recommendations, and economic insight as well as perform trade execution.

As of December 31, 2011, advisory and brokerage assets totaled $330.3 billion, of which $101.6 billion was in advisory assets. Of the $330.3 billion billion in assets, $22.7 billion is attributable to our Independent RIA platform, which includes advisory and brokerage assets of 146 Independent RIA firms who either conduct investment advisory business on our platform or carry a dual license and manage brokerage accounts as well.

In 2011, brokerage sales were over $26 billion, including over $9 billion in mutual funds and $15 billion in annuities. Advisory sales were over $32 billion, which consisted primarily of mutual funds. As a result of this scale and significant distribution capabilities, we can offer leading products and services with attractive economics to our advisors.

Commission-Based Products

Commission-based products are those for which we and our advisors receive an upfront commission and, for certain products, a trailing commission. Our brokerage offerings include variable and fixed annuities, mutual funds, general securities, alternative investments, retirement and 529 education savings plans, fixed income and insurance. Our insurance offering is provided through LPL Insurance Associates, Inc. (“LPLIA”), a brokerage general agency which provides personalized advance case design, point-of-sale service and product support for a broad range of life, disability and long-term care products. As of December 31, 2011, the total assets in our commission-based products were approximately $228.7 billion.

Fee-Based Advisory Platforms and Support

We have been an innovator in fee-based advisory solutions since the introduction of our Strategic Asset Management platform in 1991. Today we have five fee-based advisory platforms that provide centrally managed or customized solutions from which advisors can choose to meet the investment needs of their mass affluent and high net worth clients. The fee structure aligns the interests of our advisors with their clients, while establishing a valuable recurring revenue stream for the advisor and for us. Our fee-based platforms provide access to no-load/load-waived mutual funds, exchange-traded funds, stocks, bonds, conservative option strategies, unit investment trusts and no-load, institutional money managers and multi-manager variable annuities. We also provide third-party equity research and asset-management services as well as fee-based advisory and consulting services to retirement plans. As of December 31, 2011, the total assets in these platforms were $101.6 billion.

Cash Sweep Programs

We assist our advisors in managing their clients’ cash balances through two primary cash sweep programs depending on account type: a money market sweep vehicle involving multiple money market fund providers and an insured bank deposit sweep vehicle. Our insured bank deposit sweep vehicle allocates client cash balances across multiple non-affiliated banks to provide advisors with up to $1.5 million ($3.0 million joint) of insurance through the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2011, the total assets in our cash sweep programs, which are held within brokerage and advisory accounts, were approximately $22.4 billion.

Other Services

We provide a number of tools and services that enable advisors to maintain and grow their practice. Through our subsidiary, The Private Trust Company, N.A. ("PTC"), we provide administrative and custodial services to trusts for estates and families. Under our unique model, the advisor may provide the trust with investment management services. We also are an industry leader in providing technology and open architecture investment management solutions to trust departments of financial institutions through Concord Capital Partners, Inc. and its subsidiaries ("Concord Wealth Management" or "CCP"). At December 31, 2011, CCP serviced $8.7 billion in trust assets for 61 institutions. These assets are not custodied by LPL Financial and are therefore not included in our reported brokerage and advisory assets.

Our Financial Model

We have a proven track record of strong financial performance. We have increased our annual Adjusted EBITDA for the past five years with only one decline in annual revenue in 2009 in conjunction with the major market downturn. We have experienced greater variability in our net income primarily due to amortization of purchased assets and interest expense from our senior secured credit facilities and subordinated notes, a result of our merger transaction in 2005 with TPG Capital and Hellman & Friedman LLC (collectively, the “Majority Holders”), and expenses associated with our acquisition integration and restructuring initiatives. In 2010, we generated a net loss due to equity issuance and other costs related to our initial public offering (“IPO”) that was completed in the fourth quarter. Accordingly, the presentation of net income Compound Annual Growth Rate ("CAGR") is not meaningful. Since 2005, we have grown our net revenues at a 5.1% CAGR, our Adjusted EBITDA at a 6.9% CAGR and our Adjusted Earnings at a 15.3% CAGR. In 2011, we grew our net revenues by 11.8%, our Adjusted EBITDA by 11.3%, and our Adjusted Earnings by 26.6% as compared to 2010. Our historical growth rates do not guarantee future results, levels of activity, performance or achievements. A reconciliation of non-GAAP measures Adjusted EBITDA and Adjusted Earnings, to GAAP measures, along with an explanation of these metrics, is provided in Item 7 — “Management’s Discussion and Analysis”.

As we demonstrated during the financial crisis of 2008 and 2009, our financial model has inherent resilience, and our overall financial performance is a function of the following dynamics of our business:

•
Our revenues stem from diverse sources, including advisor-generated commission and advisory fees as well as fees from product manufacturers, recordkeeping, cash sweep balances and other ancillary services. They are not concentrated by advisor, product or geography. For the year ended December 31, 2011, no single relationship with our independent advisor practices, banks, credit unions, or insurance companies accounted for more than 3% of our net revenues, and no single advisor accounted for more than 1% of our net revenues.

•	Furthermore, a majority of our revenue base is recurring in nature, with 63% recurring revenue in 2011.

•	A significant proportion of our revenues, such as software licensing, account and client fees, are not correlated with the equity financial markets.

•	The variable component of our cost base is directly linked to revenues generated by our advisors. Furthermore, the payout percentages are tied to advisor productivity levels.

•	Our profit margins are stable and should expand over time because we actively manage our general and administrative expenses.

•	We are able to operate with low capital expenditures and limited capital requirements, and as a result our cash flow is not encumbered.

•	We generate substantial free cash flow which we reinvest into our business.

Our Competitive Strengths

•
Significant Scale and Market Leadership Position.  We are the established leader in the independent advisor market, which is our core business focus. Our scale enables us to benefit from the following dynamics:

•	We actively reinvest in our comprehensive technology platform and practice support, which further improves the productivity of our advisors.

•	As one of the largest distributors of financial products in the United States, we are able to obtain attractive economics from product manufacturers.

•	Among the five largest U.S. broker-dealers by number of advisors, we offer the highest average payout ratios to our advisors.

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

•
Ability to Profitably Serve the Mass-Affluent Market.  Our historic focus has been on advisors who serve the mass-affluent market. We have designed and integrated all aspects of our platforms and services to profitably meet the needs of these advisors. We believe there continues to be an attractive opportunity in the mass-affluent market, in part because wirehouses have not historically focused on this space. We believe our scale position will sustain and strengthen our competitive advantage in the mass-affluent market.

•
Ability to Serve a Broad Range of Advisor Models.  As a result of our integrated technology platform and the resulting flexibility, we are able to attract and retain advisors from multiple channels, including wirehouses, regional broker-dealers and other independent broker-dealers. This platform serves a variety of independent advisor models, including independent financial advisors, RIAs and Independent RIAs.

•
We are able to give our advisors flexibility in choosing how they conduct their business. This enables us to better retain our existing advisor base by facilitating their ability to transition among independent advisor models as preferences evolve within the market.

•
In addition, although we have grown through our focus on the mass-affluent market (investors with $100,000 or greater in investable assets), the breadth of our platform has facilitated growing penetration of the high net worth market. As of December 31, 2011, our advisors supported accounts with more than $1 million in assets that in the aggregate represented $52.2 billion in advisory and brokerage assets, 15.8% of our total. Although our advisors average production is typically below that of some of the wirehouse channel firms, our array of integrated technology and services can support advisors with significant production and compete directly with wirehouses.

These abilities results in advisor production retention of 96%, which we believe to be industry leading.

•
Experienced and Committed Senior Management Team.  We have an experienced and committed senior management team that provides stable and long-standing leadership for our business. On average, our senior management has 27 years of industry experience. The team has a track record of delivery and success as demonstrated in the company’s financial performance through the recent market downturn. As the current management team has played a significant role in building out the business, they have a fundamental and thorough understanding of the operations. The management team is aligned with stockholders and holds significant equity ownership in the company.

Our Sources of Growth

We expect to increase our revenue and profitability by benefiting from favorable industry trends and by executing strategies to accelerate our growth beyond that of the broader markets in which we operate.

Favorable Industry Trends

•
Growth in Investable Assets.  According to Cerulli Associates, over the next four years, assets under management for the predominant market segments in the United States are anticipated to grow at 8.9% per year and retirement assets are expected to grow 6.6% per year (in part due to the retirement of the baby boomer generation and the resulting assets which are projected to flow out of retirement plans and into individual retirement accounts). In addition, individual retirement account ("IRA") assets are projected to grow from $4.8 trillion as of 2011 to $6.7 trillion by 2015.

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

•
Macroeconomic Trends.  While the current macroeconomic environment has shown volatility recently, we anticipate an appreciation in asset prices and a rise in interest rates in the long term. We expect that our business will benefit from growth in advisory and brokerage assets as well as increasing asset-based and cash sweep fees.

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

•
Expansions of our Product & Service Offerings.  Through our internally developed projects and synergies from opportunistic acquisitions we have further advanced our capabilities and servicing offerings in order to ensure we are continuing to provide a premium platform for our advisors.

•
Attracting New Advisors to Our Platform.  We intend to grow the number of advisors — either independent or with financial institutions — who are served by our platform. Based on the number of financial advisors, we have only 3.9% market share of the approximately 320,000 financial advisors in the United States, according to Cerulli Associates, and we have the ability to attract seasoned advisors of any practice size and from any channel, including wirehouses, regional broker-dealers and other independent broker-dealers.

•
Opportunistic Pursuit of Acquisitions.  We have a proven history of expanding our business through opportunistic acquisitions. In the past seven years, we have successfully completed six transactions providing scale and entry to adjacent markets. Our scalable business model and operating platform make us an attractive acquirer in a fragmented and consolidating market.

Competition

We believe we offer a unique and dedicated value proposition to independent financial advisors and financial institutions. This value proposition is built upon the delivery of our services through our scale, independence and integrated technology, which we believe is not replicated in the industry, and as a result we do not have any direct competitors to our business model. For example, because we do not have any proprietary manufacturing products, we do not view firms that manufacture asset management products and other financial products as competitors.

We compete to attract and retain experienced and productive advisors with a variety of financial firms. Within the independent channel, the industry is highly fragmented, comprised primarily of small regional firms that rely on third-party custodians and technology providers to support their operations. The captive wirehouse channel tends to consist of large nationwide firms with multiple lines of business that have a focus on the highly competitive high-net-worth investor market. Competitors in this channel include Morgan Stanley Smith Barney LLC; Merrill Lynch, Pierce, Fenner, & Smith Incorporated; UBS Financial Services Inc.; and Wells Fargo Advisors, LLC. Competition for
advisors also includes regional firms, such as Edward D. Jones & Co., L.P. and Raymond James Financial Services, Inc. Registered Investment Advisors (RIAs), who are licensed directly with the SEC and not through a broker-dealer, choose third-party firms to provide custodial services. Competitors in this space include Charles Schwab & Co., Fidelity Brokerage Services LLC and TD Ameritrade.

Our competitors who do not offer a complete solution for advisors are frequently enabled by third-party firms. Pershing LLC and Albridge Solutions, subsidiaries of Bank of New York Mellon, offer custodial services to independent firms and RIAs who are not self-clearing and offer technology solutions, respectively. Other examples include Advent Software, Inc. and Morningstar, Inc., who provide an array of technology and research resources.

Our advisors compete for clients with financial advisors of brokerage firms, banks, insurance companies, asset management and investment advisory firms. In addition, they also compete with a number of firms offering direct to investor on-line financial services and discount brokerage services, such as Charles Schwab & Co. and Fidelity Brokerage Services LLC.

Employees

As of December 31, 2011, we had 2,726 full-time employees. None of our employees are subject to collective bargaining agreements governing their employment with us. Our continued growth is dependent, in part, on our ability to recruit and retain skilled technical sales and professional personnel. We believe that our relationship with our employees is strong.

Our Corporate Structure

LPL Investment Holdings Inc. is the parent company of our collective businesses. Our original broker-dealer, LPL Financial, was formed in 1989. In 2005, investment funds affiliated with the Majority Holders acquired a majority ownership stake in LPL Investment Holdings Inc., with the remaining interest owned primarily by our founders, senior management and advisors.

In recent years we have grown our business through a number of opportunistic acquisitions. We strengthened our position as a leading independent broker-dealer through our acquisition on June 20, 2007 of Pacific Select Group, LLC (renamed LPL Independent Advisor Services Group, LLC) and its wholly owned subsidiaries: Mutual

Service Corporation (“MSC”), Associated Financial Group, Inc. (“AFG”), Associated Securities Corp. (“Associated”), Associated Planners Investment Advisory, Inc. (“APIA”) and Waterstone Financial Group, Inc. (“WFG”) (MSC, AFG, Associated, APIA and WFG, are collectively referred to herein as the “Affiliated Entities”). In September of 2009, we consolidated the operations of the Affiliated Entities with those of LPL Financial. The consolidation involved the transfer of securities licenses of certain registered representatives associated with the Affiliated Entities and their client accounts. Following the completion of these transfer activities, the registered representatives and client accounts that transferred are associated with LPL Financial. On February 5, 2011, Forms BD-W for Associated and WFG were approved by the SEC and on November 11, 2011, the Form BD-W for MSC was approved by the SEC. As a result, Associated, WFG, and MSC are no longer registered as broker-dealers.

Our acquisitions of UVEST Financial Services Group, Inc. (“UVEST”), and IFMG Securities, Inc., Independent Financial Marketing Group, Inc. and LSC Insurance Agency of Arizona, Inc. (collectively “IFMG”) further expanded our reach in offering financial services through banks, savings and loan institutions and credit unions nationwide. In March 2011, we committed to a corporate restructuring plan to enhance our service offering, while generating efficiencies by consolidating the operations of UVEST with those of LPL Financial (See Item 7 — “Management’s Discussion and Analysis” for further discussion).

Our acquisition of certain assets of National Retirement Partners, Inc. (“NRP”) in February of 2011 enhanced our capabilities in the group retirement space. Our NRP advisors offer retirement products, consulting and investment services to retirement plan sponsors and plan participants as well as comprehensive financial services to plan participants. In June of 2011, we acquired Concord Capital Partners, Inc. (“CCP”) and its subsidiaries Concord Technology Services (“CTS”) and Concord Equity Group Advisors (“CEGA”, and together with CCP and CTS, “Concord Wealth Management”). Concord Wealth Management is an industry leader in providing technology and open architecture investment management solutions for trust departments of financial institutions. Through this acquisition, we will have the ability to support both the brokerage and trust business lines of current and prospective financial institutions. The acquisition will also create new expansion opportunities such as giving us the ability to custody personal trust assets within banks across the country. (See Item 7 — “Management’s Discussion and Analysis” for further discussion of our acquisitions of NRP and Concord Wealth Management.)

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

Regulation

The financial services industry is subject to extensive regulation by U.S. federal, state, and international government agencies as well as various self-regulatory organizations. We take an active leadership role in the development of the rules and regulations that govern our industry. Given the recent turmoil in the financial services industry, we anticipate continued heightened scrutiny and significant modifications in these rules and regulations. We strive to be at the forefront of influencing this change. Throughout our history we have also invested heavily, with the benefit of our scale, in our compliance functions to monitor our compliance with the numerous legal and regulatory requirements applicable to our business.

Broker-Dealer Regulation

LPL Financial is a registered broker-dealer with the SEC, a member of FINRA and various other self-regulatory organizations and a participant in various clearing organizations including the Depository Trust Company, the National Securities Clearing Corporation and the Options Clearing Corporation. LPL Financial is registered as a broker-dealer in each of the 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

Our subsidiary UVEST is also a registered broker-dealer with the SEC, and is a member of FINRA. In March of 2011, we committed to a corporate restructuring plan to enhance our service offering while generating efficiencies by consolidating the operations of UVEST with those of LPL Financial. Prior to this consolidation, UVEST conducted business on a national basis; however it acted as an introducing firm and used a third-party firm for securities clearing and custody functions.

Broker-dealers are subject to rules and regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, and the conduct of directors, officers and employees. Broker dealers are also regulated by state securities administrators in those jurisdictions where they do business. Compliance with many of the rules and regulations applicable to us involves a number of risks because rules and regulations are subject to varying interpretations. Regulators make periodic examinations and review annual, monthly and other reports on our operations, track record and financial condition. Violations of rules and regulations governing a broker dealer’s actions could result in censure, penalties and fines, the issuance of cease-and-desist orders, the suspension or expulsion from the securities industry of such broker dealer or its officers or employees, or other similar adverse consequences. The rules of the Municipal Securities Rulemaking Board, which are enforced by the SEC and FINRA, apply to the municipal securities activities of LPL Financial and UVEST.

Our margin lending is regulated by the Federal Reserve Board’s restrictions on lending in connection with client purchases and short sales of securities, and FINRA rules also require our subsidiaries to impose maintenance requirements on the value of securities contained in margin accounts. In many cases, our margin policies are more stringent than these rules.

Significant new rules and regulations are likely to arise as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010. Provisions of the Dodd-Frank Act that may impact our business include, but are not limited to: the potential implementation of a more stringent fiduciary standard for broker-dealers and enhanced regulatory oversight of incentive compensation. Compliance with these provisions, including those related to executive compensation, have resulted in, and are likely to continue to result in, increased costs. Moreover, to the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of financial institutions with whom we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such applicable regulations called for under the Dodd-Frank Act have been finalized and implemented.

Investment Adviser Regulation

As investment advisers registered with the SEC, our subsidiaries LPL Financial, UVEST, IAG, and CEGA are subject to the requirements of the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and the regulations promulgated thereunder, as well as to examination by the SEC’s staff. Such requirements relate to, among other things, fiduciary duties to clients, performance fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between the advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements and general anti-fraud provisions.

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

ERISA Regulation

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

Commodities and Futures Regulation

LPL Financial is licensed as a futures commission merchant (“FCM”) and commodity pool operator ("CPO")

with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). Although licensed as a FCM and a CPO, LPL Financial’s futures activities are limited to conducting business as a guaranteed introducing broker. LPL Financial is regulated by the CFTC and NFA. Violations of the rules of the CFTC and the NFA could result in remedial actions including fines, registration terminations or revocations of exchange memberships. As a guaranteed introducing broker, LPL Financial clears commodities and futures products through ADM Investor Services International Limited (“ADM”), and all commodities accounts and related client positions are held by ADM.

Trust Regulation

Through our subsidiary, PTC, we offer trust, investment management oversight and custodial services for estates and families. PTC is chartered as a non-depository national banking association. As a limited purpose national bank, PTC is regulated and regularly examined by the Office of the Comptroller of the Currency (“OCC”). PTC files reports with the OCC within 30 days after the conclusion of each calendar quarter. Because the powers of PTC are limited to providing fiduciary services and investment advice, it does not have the power or authority to accept deposits or make loans. For this reason, trust assets under PTC’s management are not insured by the FDIC.

As PTC is not a “bank” as defined under the Bank Holding Company Act of 1956, neither it nor its parent, PTC Holdings, Inc., is regulated by the Board of Governors of the Federal Reserve System as a bank holding company. However, because it is subject to regulation by the OCC, PTC is subject to various laws and regulations enforced by the OCC, such as capital adequacy, change of control restrictions and regulations governing fiduciary duties, conflicts of interest, self-dealing and anti-money laundering. For example, the Change in Bank Control Act, as implemented by OCC supervisory policy, imposes restrictions on parties who wish to acquire a controlling interest in a trust company or the holding company of a trust company such as LPL Investment Holdings Inc. In general, an acquisition of 10% or more of our common stock, or an acquisition of “control” as defined in OCC regulations, would require OCC approval. These laws and regulations are designed to serve specific bank regulatory and supervisory purposes and are not meant for the protection of PTC, LPL Financial or its stockholders.

Regulatory Capital

The SEC, FINRA, CFTC and the NFA have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for certain types of assets. The net capital rule under the Exchange Act requires that at least a minimum part of a broker-dealer’s assets be maintained in a relatively liquid form. LPL Financial is registered as a FCM and as such, CFTC rules permit us to meet CFTC net capital requirements by complying with the net capital requirements of the net capital rule under the Exchange Act.

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

Privacy

Regulatory activity in the areas of privacy and data protection continues to grow worldwide and is generally being driven by the growth of technology and related concerns about the rapid and widespread dissemination and use of information. To the extent they are applicable to us, we must comply with these global, federal, and state information-related laws and regulations, including, for example, those in the United States, such as the 1999 Gramm-Leach-Bliley Act, SEC Regulation S-P and the Fair Credit Reporting Act of 1970, as amended.

Financial Information about Geographic Areas

Our revenues for fiscal years ended December 31, 2011, 2010 and 2009 were derived from our operations in the United States.

Trademarks

LPL Financial®, LPL®, LPL Career Match®, the LPL Financial logo, LPL Partners Program®, Integrated Advisory Services®, Manager Access Select®, OMP®, DO IT SMARTER®, Manager Access Network®, BranchNet®, National Retirement Partners®, and NRP National Retirement Partners®, are our registered trademarks. Service360tm, LPL Financial AdvisorFirsttm, ClientsFirsttm, LPL Financial RolloverNettm, LPL Accounttm, Montagetm, Mosaictm, INVIEW Dashboardtm, Symphonytm and Model Wealth Portfoliotm are unregistered trademarks that we use as well.

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

Our revenues are exposed to interest rate risk primarily from changes in the interest rates payable to us from banks participating in our cash sweep program. In the current low interest rate environment, our revenue from our cash sweep program has declined and may decline further due to changes in interest rates or clients moving assets out of our cash sweep program. We may also be limited in the amount we can reduce interest rates payable to clients in our cash sweep program and still offer a competitive return. Furthermore, a sustained low interest rate environment may have a negative impact upon our ability to renegotiate contracts with banks participating in our cash sweep program.

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

Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. These timing differences are funded either with internally generated cash flow or, if needed, with funds drawn under our revolving credit facility, and/or uncommitted lines of credit at our broker-dealer subsidiary LPL Financial.

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

We operate on an open-architecture product platform offering no proprietary financial products. To help our advisors meet their clients’ needs with suitable investment options, we have relationships with most of the industry-leading providers of financial and insurance products. We have sponsorship agreements with some manufacturers of fixed and variable annuities and mutual funds that, subject to the survival of certain terms and conditions, may be terminated by the manufacturer upon notice. If we lose our relationships with one or more of these manufacturers, our ability to serve our advisors and, in turn, their clients, and our business may be materially adversely affected.

Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments.

We have made acquisitions in the past and may pursue further acquisitions in the future. These acquisitions are accompanied by risks. For instance, an acquisition could have a negative effect on our financial and strategic position and reputation or the acquired business could fail to further our strategic goals. Moreover, we may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. We may have a lack of experience in new markets, products or technologies brought on by the acquisition and we may have an initial dependence on unfamiliar supply or distribution partners. An acquisition may create an impairment of relationships with customers or suppliers of the acquired business or our advisors or suppliers. All of these and other potential risks may serve as a diversion of our management's attention from other business concerns, and any of these factors could have a material adverse effect on our business.

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

Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (“SROs”). The primary regulators of LPL Financial are FINRA, and for municipal securities, the Municipal Securities Rulemaking Board (“MSRB”). The CFTC has designated the National Futures Association ("NFA") as LPL Financial’s primary regulator for futures and commodities trading activities.

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

Our profitability could also be affected by rules and regulations that impact the business and financial communities generally and, in particular, our advisors’ and their clients, including changes to the interpretation or enforcement of laws governing taxation (including the classification of independent contractor status of our advisors), electronic commerce, privacy and data protection. For instance, failure to comply with new rules and regulations, including in particular, rules and regulations that may arise pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), could subject us to regulatory actions or litigation and it could have a material adverse effect on our business, results of operations, cash flows or financial condition. Provisions of the Dodd-Frank Act that may impact our business include, but are not limited to:  the potential implementation of a more stringent fiduciary standard for broker-dealers and enhanced regulatory oversight of incentive compensation.  Compliance with these provisions, including those related to executive compensation, have resulted in, and are likely to continue to result in, increased costs. Moreover, to the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of financial institutions with whom we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such applicable and regulations called for under the Dodd-Frank Act have been finalized and implemented.

In addition, new rules and regulations could result in limitations on the lines of business we conduct, modifications to our business practices, increased capital requirements or additional costs. For example, the U.S. Department of Labor has stated that it plans to re-propose a rule that, if re-proposed and adopted as previously proposed, would broaden the circumstances under which we may be considered a “fiduciary” under Section 3(21) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and would impact the compensation we receive for retirement accounts.

We are subject to various regulatory ownership requirements, which, if not complied with, could result in the restriction of the ongoing conduct or growth, or even liquidation of, parts of our business.

The business activities that we may conduct are limited by various regulatory agencies. Our membership agreement with FINRA may be amended by application to include additional business activities. This application process is time-consuming and may not be successful. As a result, we may be prevented from entering new potentially profitable businesses in a timely manner, or at all. In addition, as a member of FINRA, we are subject to certain regulations regarding changes in control of our ownership. Rule 1017 of the National Association of Securities Dealers generally provides, among other things, that FINRA approval must be obtained in connection with any transaction resulting in a change in our equity ownership that results in one person or entity directly or indirectly owning or controlling 25% or more of our equity capital. Similarly, the OCC imposes advance approval requirements for a change of control, and control is presumed to exist if a person acquires 10% or more of our common stock. These regulatory approval processes can result in delay, increased costs and/or impose additional transaction terms in connection with a proposed change of control, such as capital contributions to the regulated entity. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited.

We are subject to various regulatory capital requirements, which, if not complied with, could result in the restriction of the ongoing conduct or growth, or even liquidation of, parts of our business.

The SEC, FINRA, CFTC, OCC and NFA have extensive rules and regulations with respect to capital requirements. As a registered broker-dealer, LPL Financial is subject to Rule 15c3-1 (“Uniform Net Capital Rule”) under the Exchange Act, and related SRO requirements. The CFTC and NFA also impose net capital requirements. The Uniform Net Capital Rule specifies minimum capital requirements that are intended to ensure the general soundness and liquidity of broker-dealers. Because our holding companies are not registered broker-dealers, they are not subject to the Uniform Net Capital Rule. However, the ability of our holding companies to withdraw capital from our broker-dealer subsidiaries could be restricted, which in turn could limit our ability to repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

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

Many of our competitors have substantially greater resources than we do and may offer a broader range of services, including financial products, across more markets. Some operate in a different regulatory environment than we do, which may give them certain competitive advantages in the services they offer. For example, certain of our competitors only provide clearing services and consequently would not have any supervision or oversight liability relating to actions of their financial advisors. We believe that competition within our industry will intensify as a result of consolidation and acquisition activity and because new competitors face few barriers to entry.

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

At December 31, 2011, we had total indebtedness of $1.3 billion. Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions. It could also require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes. In addition, our level of indebtedness may limit our flexibility in planning for changes in our business and the industry in which we operate, and limit our ability to borrow additional funds.

Our Third Amended and Restated Credit Agreement (“senior secured credit agreement”) requires quarterly repayments of our term loans. These payments equal approximately $3.5 million per quarter through March 31, 2013, $2.7 million per quarter through March 31, 2015 and $1.5 million per quarter through March 31, 2017. In addition, we have a revolving credit facility under our senior secured credit facility with an available balance of $163.5 million. This facility matures on June 28, 2013, and we will be obligated to repay any outstanding balance under this facility at that time. Our ability to make scheduled payments on or to refinance indebtedness obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control.

We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. In addition, as discussed above, we are limited in the amount of capital that we can draw from our broker-dealer subsidiaries. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful or feasible. Our senior secured credit agreement restricts our ability to sell assets. Even if we could consummate those sales, the proceeds that we realize from them may not be adequate to meet any debt service obligations then due. Furthermore, if an event of default were to occur with respect to our senior secured credit agreement or other future indebtedness, our creditors could, among other things, accelerate the maturity of our indebtedness.

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

A credit rating downgrade would not impact the terms of our repayment obligations under our senior secured credit agreement. However, any such downgrade would negatively impact our ability to obtain comparable rates and terms on any future refinancing of our debt and could restrict our ability to refinance.
Restrictions under our senior secured credit agreement may prevent us from taking actions that we believe would be in the best interest of our business.

Our senior secured credit agreement contains customary restrictions on our activities, including covenants that may restrict us from:

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

We are also required to meet specified leverage ratio and interest coverage ratio tests. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business. Our ability to comply with these restrictive covenants will depend on our future performance, which may be affected by events beyond our control. If we violate any of these covenants and are unable to obtain waivers, we would be in default under our senior secured credit agreement and payment of the indebtedness could be accelerated. The acceleration of our indebtedness under our senior secured credit agreement may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay that indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our common stock and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

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

Our business relies extensively on electronic data processing and communications systems. In addition to better serving our advisors and their clients, the effective use of technology increases efficiency and enables firms like ours to reduce costs. Our continued success will depend, in part, upon:

•	our ability to successfully maintain and upgrade the capability of our systems;

•	our ability to address the needs of our advisors and their clients by using technology to provide products and services that satisfy their demands and

•	our ability to retain skilled information technology employees.

Extraordinary trading volumes, beyond reasonably foreseeable spikes in volumes, could cause our computer systems to operate at an unacceptably slow speed or even fail. Failure of our systems, which could result from these or other events beyond our control, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, unanticipated disruptions in service to clients, liability to our advisors' clients and damage to our reputation.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the computer systems, software and networks may be vulnerable to unauthorized access, human error, computer viruses, denial-of-service attacks, or other malicious code and other events that could impact the security, reliability, and availability of our systems. If one or more of these events occur, this could jeopardize our own, our advisors’ or their clients’ or counterparties’ confidential and other information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our own, our advisors’ or their clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or are not fully covered through any insurance we maintain.

The securities settlement process exposes us to risks that may expose our advisors and us to adverse movements in price.

LPL Financial, one of our subsidiaries, provides clearing services and trade processing for our advisors and their clients and certain financial institutions. Broker-dealers that clear their own trades are subject to substantially more regulatory requirements than brokers that outsource these functions to third-party providers. Errors in performing clearing functions, including clerical, technological and other errors related to the handling of funds and securities held by us on behalf of our advisors' clients, could lead to censures, fines or other sanctions imposed by applicable regulatory authorities as well as losses and liability in related lawsuits and proceedings brought by our advisors’ clients and others. Any unsettled securities transactions or wrongly executed transactions may expose our advisors and us to adverse movements in the prices of such securities.

Our networks may be vulnerable to security risks.

The secure transmission of confidential information over public networks is a critical element of our operations. As part of our normal operations, we maintain and transmit confidential information about clients of our advisors as well as proprietary information relating to our business operations. Our application service provider systems maintain and process confidential data on behalf of advisors and their clients, some of which is critical to our advisors’ business operations. If our application service provider systems are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, our advisors could experience data loss, financial loss, harm to reputation and significant business interruption. In addition, vulnerabilities of our external service providers could pose security risks to client information. If any such disruption or failure occurs, we may be exposed to unexpected liability, advisors' clients may withdraw their assets, our reputation may be tarnished and there could be a material adverse effect on our business.

Our networks may be vulnerable to unauthorized access, computer viruses and other security problems in the future. We rely on our advisors and employees to comply with our policies and procedures to safeguard confidential data. The failure of our advisors and employees to comply with such policies and procedures could result in the loss or wrongful use of their clients’ confidential information or other sensitive information. In addition, even if we and our advisors comply with our policies and procedures, persons who circumvent security measures could wrongfully use our confidential information or clients’ confidential information or cause interruptions or malfunctions in our operations. Such loss or use could, among other things:

•	seriously damage our reputation;

•	allow competitors access to our proprietary business information;

•	subject us to liability for a failure to safeguard client data;

•	result in the termination of relationships with our advisors;

•	subject us to regulatory sanctions or burdens, based on the authority of the SEC and FINRA to enforce regulations regarding business continuity planning;

•	result in inaccurate financial data reporting and

•	require significant capital and operating expenditures to investigate and remediate the breach.

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

Misconduct and errors by our employees and our advisors, who operate in a decentralized environment, could harm our business.

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

As of December 31, 2011, investment funds affiliated with the Majority Holders own approximately 61.9% of our common stock, or 55.9% on a fully diluted basis. The Majority Holders have significant influence over corporate transactions. So long as investment funds associated with or designated by the Majority Holders continue to own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Majority Holders will continue to be able to strongly influence or effectively control our decisions, regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. If the Majority Holders enter into a change in control transaction, certain members of our executive team have the contractual ability to terminate their employment within the thirty day period immediately following the twelve month anniversary of a change in control and receive severance payments.

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

We have no direct operations and derive all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet any existing or future debt service and other obligations. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us. In addition, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval. Compliance with this regulation may impede our ability to receive dividends from our broker-dealer subsidiaries.

You may only have the opportunity to achieve a return on your investment if the price of our common stock appreciates.

We have not paid any dividends on our common stock during the last six years. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that our board of directors may deem relevant. Furthermore, our senior secured credit agreement places substantial restrictions on our ability to pay cash dividends. Accordingly, realization of a gain on your investment may depend solely on the appreciation of the price of our common stock, which may never occur.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate offices are located in Boston, Massachusetts where we lease approximately 36,000 square feet of space under a lease agreement that expires on June 30, 2012, and approximately 21,000 square feet of space under a lease agreement that expires on May 31, 2013; in San Diego, California where we lease approximately 407,000 square feet of space under lease agreements that expire starting on February 28, 2014; in Charlotte, North Carolina where we lease a total of approximately 238,000 square feet of space under lease agreements expiring on November 30, 2016 and February 28, 2017.

We entered into a new lease agreement on July 12, 2011, for approximately 69,000 square feet of space in Boston, Massachusetts and plan to move our corporate offices to this space in the second quarter of 2012. This lease agreement expires on June 30, 2023, with two five-year extensions at the tenant's option.

We also entered into a new lease agreement on December 16, 2011, for approximately 415,000 square feet of space in San Diego, California and plan to move our San Diego offices to this location during 2014. We own approximately 4.4 acres of land in San Diego.

We lease smaller administrative and operational offices in various locations throughout the U.S. We believe that our existing properties are adequate for the current operating requirements of our business and that additional space will be available as needed.

Item 3.  Legal Proceedings

For a discussion of legal proceedings, see The Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 14. Commitments and Contingencies, which are included as an annex to this Annual Report on Form 10-K.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock commenced trading on the NASDAQ under the symbol “LPLA” on November 18, 2010. Prior to that time, there was no public market for our common stock. The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ. The prices reflect inter-dealer prices and do not include retail markups, markdowns or commissions.

	High	Low
2011
First Quarter	$35.99	$32.15
Second Quarter	36.95	33.15
Third Quarter	34.65	24.47
Fourth Quarter	30.54	25.10

2010
Fourth Quarter (beginning November 18, 2010)	$37.22	$31.50

The closing sale price of the Company's common stock as reported on the NASDAQ on December 30, 2011 was $30.54 per share. As of that date there were 487 holders of record of the Company's common stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own the Company's stock because most stock is held in the name of nominees.

Performance Graph

The following graph compares the cumulative total stockholder return since November 18, 2010, the date our common stock began trading on the NASDAQ, with the Standard & Poor’s 500 Financial Sector Index (the "S&P 500") and the Dow Jones U.S. Financial Services Index (the "Dow Jones"). The graph assumes that the value of the investment in our common stock, the S&P 500 and the Dow Jones was $100 on November 18, 2010.

Dividends

We have not paid any dividends on our common stock during the past six years. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that our board of directors may deem relevant. Our senior secured credit agreement contains restrictions on our activities, including paying dividends on our capital stock. For an explanation of these restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness”. In addition, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval, potentially impeding our ability to receive dividends from LPL Financial.

Equity Compensation Plan Information

The table below sets forth as of December 31, 2011 information on compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	9,025,055	$21.74	9,367,444	(1)
Equity compensation plans not approved by security holders	2,857,279	0.27	—	(2)
Total	11,882,334	$16.58	9,367,444
____________

(1)
Includes shares available for future issuance under our 2010 Omnibus Equity Incentive Plan. Following our IPO, grants are no longer made under our 2005 Stock Option Plan for Incentive Stock Options, 2005 Stock Option Plan for Non-Qualified Stock Options, 2008 Stock Option Plan and Advisor Incentive Plan.

(2)
There are no securities remaining for future issuance under the 2008 Nonqualified Deferred Compensation Plan pursuant to the terms thereof. In addition, following our IPO, grants are no longer made under our Financial Institution Incentive Plan.

Issuance Under 2008 Nonqualified Deferred Compensation Plan

As of December 31, 2011, we had outstanding 2,823,452 restricted stock units under our 2008 Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The purpose of the Deferred Compensation Plan is to permit employees and former employees of the Company and its subsidiaries who held stock options issued under the 2005 Option Plans that were to expire in 2009 or 2010 to receive stock units under the Deferred Compensation Plan that are paid out at a later date in the form of shares of our common stock. The Deferred Compensation Plan is administered by the Board, or such other committee as may be appointed by the Board to administer the Deferred Compensation Plan (the “Administrator”). The Administrator has all powers necessary to administer the Deferred Compensation Plan, including discretionary authority to determine eligibility for benefits and to decide claims under the Deferred Compensation Plan.

Current and former employees of LPLIH and its subsidiaries who held stock options under the 2005 Option Plans that were scheduled to expire in 2009 or 2010 (the “Expiring Options”) were able to make a one-time election to participate in the Deferred Compensation Plan. Participants elected to cancel their Expiring Options and receive stock units held in an account under the Deferred Compensation Plan. Each stock unit is a bookkeeping entry of which one stock unit is the economic equivalent of one share of our common stock. The Administrator created an account on each participant’s behalf to which the participant’s initial balance was credited, which will then be converted into stock units. A participant’s initial balance was an amount equal to the fair market value on December 31, 2008 of the shares underlying the stock options the participant elected to defer, less the aggregate exercise price of these options. The initial number of stock units in a participant’s account equals his or her initial balance divided by the fair market value of a share of our common stock on December 31, 2008.

Pursuant to the terms of the Deferred Compensation Plan, the Board approved a distribution date of February 22, 2012. On February 22, 2012, distributions to participants were made in the form of whole shares of common stock equal to the number of stock units allocated to each participant's account (fractional shares were paid out in cash). Participants authorized the Company to withhold shares from their distribution of common stock to satisfy their withholding tax obligations. On February 22, 2012 we repurchased 1,149,896 shares and made the related withholding tax payment of approximately $37.5 million.

Issuance Under 2008 LPL Investment Holdings Inc. Financial Institution Incentive Plan

As of December 31, 2011, we had outstanding 33,827 warrants to purchase common stock under our 2008 LPL Investment Holdings Inc. Financial Institution Incentive Plan (the “Financial Institution Incentive Plan”). Eligible participants under this plan include financial institutions in a position to make a significant contribution to the success of our firm. The plan is administered by the Board or such other committee as may be appointed by the Board to administer the plan. The exercise price of warrants is equal to the fair market value on the grant date. Warrant awards vest in equal increments of 20.0% over a five-year period and expire on the 10th anniversary following the date of grant. The Financial Institution Incentive Plan has not been approved by security holders. Following our IPO, grants were no longer to be made under our Financial Institution Incentive Plan.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

The following table sets forth our selected historical financial information for the past five fiscal years. The selected historical financial information presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated statements of financial condition data as of December 31, 2011 and 2010 from our audited financial statements included in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2008 and 2007 and consolidated statements of financial condition data as of December 31, 2009, 2008 and 2007 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated statements of operations data:
Net revenues	$3,479,375	$3,113,486	$2,749,505	$3,116,349	$2,716,574
Total expenses	3,196,690	3,202,335	2,676,938	3,023,584	2,608,741
Income (loss) from operations before provision for (benefit from) income taxes	282,685	(88,849)	72,567	92,765	107,833
Provision for (benefit from) income taxes	112,303	(31,987)	25,047	47,269	46,764
Net income (loss)	170,382	(56,862)	47,520	45,496	61,069
Per share data:
Earnings (loss) per basic share	$1.55	$(0.64)	$0.54	$0.53	$0.72
Earnings (loss) per diluted share	$1.50	$(0.64)	$0.47	$0.45	$0.62

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated statements of financial condition data:
Cash and cash equivalents	$720,772	$419,208	$378,594	$219,239	$188,003
Total assets	3,816,326	3,646,167	3,336,936	3,381,779	3,287,349
Total debt(1)	1,332,668	1,386,639	1,369,223	1,467,647	1,451,071

	As of and for the Year Ended December 31,
	2011	2010	2009	2008	2007
Other financial and operating data:
Adjusted EBITDA (in thousands)(2)	$459,720	$413,113	$356,068	$350,171	$329,079
Adjusted Earnings (in thousands)(2)	$218,585	$172,720	$129,556	$108,863	$107,404
Adjusted Earnings per share(2)	$1.95	$1.71	$1.32	$1.09	$1.08
Gross Margin (in thousands)(3)	$1,030,951	$937,933	$844,926	$953,301	$781,102
Gross Margin as a % of net revenue(3)	29.6%	30.1%	30.7%	30.6%	28.8%
Number of advisors(4)	12,847	12,444	11,950	11,920	11,089
Advisory and brokerage assets (in billions)(5)	$330.3	$315.6	$279.4	$233.9	$283.2
Advisory assets under management (in billions)(6)	$101.6	$93.0	$77.2	$59.6	$73.9
Insured cash account balances (in billions)(6)	$14.4	$12.2	$11.6	$11.2	$8.6
Money market account balances (in billions)(6)	$8.0	$6.9	$7.0	$11.2	$7.4
____________

(1)	Total debt consists of our senior secured credit facilities, senior unsecured subordinated notes, revolving line of credit facility and bank loans payable.

(2)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate Growth” for an explanation of non-GAAP measures Adjusted EBITDA, Adjusted Earnings and Adjusted Earnings per share.

(3)
Gross Margin is calculated as net revenues less production expenses. Production expenses consist of the following expense categories from our consolidated statements of operations: (i) commissions and advisory fees and (ii) brokerage, clearing and exchange. All other expense categories, including depreciation and amortization, are considered general and administrative in nature. Because our gross margin amounts do not include any depreciation and amortization expense, we consider our gross margin amounts to be non-GAAP measures which may not be comparable to those of others in our industry. Additionally in 2010, upon closing our IPO in the fourth quarter, the restriction on approximately 7.4 million shares of common stock issued to our advisors under the Fifth Amended and Restated 2000 Stock Bonus Plan was released. Accordingly, we recorded a share-based compensation charge of $222.0 million in the fourth quarter of 2010, representing the offering price of $30.00 per share multiplied by 7.4 million shares. This charge has been classified as adjusted production expense in 2010. Therefore gross margin and gross margin as a percentage of net revenue, as calculated for 2010 above, does not include this charge for comparability purposes with previous years shown.

(4)
Number of advisors is defined as those investment professionals who are licensed to do business with our broker-dealer subsidiaries. In 2011, we consolidated the operations of UVEST with LPL Financial which resulted, as expected, in attrition of 146 advisors. Excluding attrition from the integration of the UVEST platform, we added 549 net new advisors during the year ended December 31, 2011. In 2009, we attracted record levels of new advisors due to the dislocation in the marketplace that impacted many of our competitors. This record recruitment was offset by attrition related to the consolidation of the operations of the Affiliated Entities which resulted, as expected, in attrition of 720 advisors. Excluding attrition from the integration of the Affiliated Entities, we added 750 net new advisors during the year ended December 31, 2009.

(5)
Advisory and brokerage assets are comprised of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Such totals do not include the market value of client assets held in retirement plans administered by us and trust assets supported by Concord Wealth Management.

(6)	Advisory assets under management, insured cash account balances and money market balances are components of advisory and brokerage assets.

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

Overview

We provide an integrated platform of brokerage and investment advisory services to approximately 12,800 independent financial advisors and financial advisors at financial institutions (our "advisors")across the country, enabling them to successfully service their retail investors with unbiased, conflict-free financial advice. In addition, we support over 4,000 financial advisors who are affiliated and licensed with insurance companies with customized clearing, advisory platforms and technology solutions. Our singular focus is to support our advisors with the front, middle and back-office support they need to serve the large and growing market for independent investment advice, particularly in the mass affluent market. We believe we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services and full open architecture access to leading financial products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting or market making.
For over 20 years we have served the independent advisor market. We currently support the largest independent advisor base and we believe we have the fourth largest overall advisor base in the United States based on the latest information available as of the date this Annual Report on Form 10-K has been issued. Through our advisors, we are also one of the largest distributors of financial products in the United States. Our scale is a substantial competitive advantage and enables us to more effectively attract and retain advisors. Our unique model allows us to invest more resources in our advisors, increasing their revenues and creating a virtuous cycle of growth. We currently have approximately 2,700 employees with headquarters in Boston, Charlotte and San Diego.

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

We track recurring revenue, a characterization of net revenue and statistical measure, which we define to include our revenues from asset-based fees, advisory fees, trailing commissions, cash sweep programs and certain transaction and other fees that are based upon accounts and advisors. Because recurring revenue is associated with asset balances, it will fluctuate depending on the market value of the asset balances and current interest rates. Accordingly, recurring revenue can be negatively impacted by adverse external market conditions. However, recurring revenue is meaningful to us despite these fluctuations because it is not based on transaction volumes or other activity-based fees, which are more difficult to predict, particularly in declining or volatile markets.

The table below summarizes the sources of our revenue, the primary drivers of each revenue source and the percentage of each revenue source that represents recurring revenue, a characterization of revenue and a statistical measure:

			For the Year Ended December 31, 2011
	Sources of revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commissions	- Transactions - Brokerage asset levels	$1,754	51%	35%
	Advisory Fees	- Advisory asset levels	$1,027	30%	99%
Attachment revenue retained by us	Asset-Based Fees - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Number of accounts - Client asset levels	$360	10%	100%
	Transaction and Other Fees - Transactions - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Premium technology subscribers	$292	8%	57%
	Interest and Other Revenue	- Margin accounts - Marketing re-allowances fees	$46	1%	48%
	Total Net Revenue		$3,479	100%	63%
	Total Recurring Revenue		$2,180	63%

•	Commissions and Advisory Fees. Transaction-based commissions and advisory fees both represent advisor-generated revenue, generally 85-90% of which is paid to advisors.

Commissions.  Transaction-based commission revenues represent gross commissions generated by our advisors, primarily from commissions earned on the sale of various financial products such as variable and fixed annuities, mutual funds, general securities, fixed income, alternative investments and insurance and can vary from period to period based on the overall economic environment, number of trading days in the reporting period and investment activity of our advisors' clients. We also earn trailing commission type revenues (a commission that is paid over time, such as 12(b)-1 fees) on mutual funds and variable annuities held by clients of our advisors. Trail commissions are recurring in nature and are earned based on the current market value of investment holdings.

Advisory Fees.  Advisory fee revenues represent fees charged on our corporate Registered Investment Advisor ("RIA") platform to clients of our advisors based on the value of advisory assets. Advisory fees are typically billed to clients quarterly, in advance, and are recognized as revenue ratably during the quarter. The value of the assets in the advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. The majority of our accounts are billed using values as of the last business day of the quarter. In addition, we support independent Registered Investment Advisors ("Independent RIA") who conduct their advisory business through separate entities by establishing their own RIA pursuant to the Investment Advisers Act of 1940, rather than using our corporate registered RIA. The assets held under these investment advisory accounts custodied with LPL Financial LLC (“LPL Financial”) are included in our advisory and brokerage assets and advisory assets under management metrics. The fee-based production generated by the Independent RIA is earned by the advisor, and accordingly not included in our advisory fee revenue. However, there are administrative fees charged to

Independent RIAs including custody and clearing and trading fees, based on the value of assets within these advisory accounts. Furthermore, we support certain financial advisors with customized clearing and advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.

•
Asset-Based Fees.  Asset-based fees are comprised of fees from cash sweep programs, our sponsorship programs with financial product manufacturers, and omnibus processing and networking services. Pursuant to contractual arrangements, uninvested cash balances in our advisors’ client accounts are swept into either insured deposit accounts at various banks or third-party money market funds, for which we receive fees, including administrative and record-keeping fees based on account type and the invested balances. In addition, we receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales-force education and training efforts. We also earn fees on mutual fund assets for which we provide administrative and record-keeping services. Our networking fees represent fees paid to us by mutual fund and annuity product manufacturers in exchange for administrative and record-keeping services that we provide to clients of our advisors. Networking fees are correlated to the number of positions we administer, not the value of assets under administration.

•
Transaction and Other Fees.  Revenues earned from transaction and other fees primarily consist of transaction fees and ticket charges, subscription fees, Individual Retirement Account ("IRA") custodian fees, contract and license fees, conference fees and small/inactive account fees. We charge fees to our advisors and their clients for executing transactions in brokerage and fee-based advisory accounts. We earn subscription fees for various services provided to our advisors and on IRA custodial services that we provide for their client accounts. We charge monthly administrative fees to our advisors. We charge fees to financial product manufacturers for participating in our training and marketing conferences and fees to our advisors and their clients for accounts that do not meet certain specified thresholds of size or activity. In addition, we host certain advisor conferences that serve as training, sales and marketing events in our first and third fiscal quarters and as a result, we anticipate higher transaction and other fees resulting from the collection of revenues from sponsors and advisors, in comparison to other periods.

•
Interest and Other Revenue.  Other revenue includes marketing re-allowances from certain financial product manufacturers as well as interest income from client margin accounts and cash equivalents, net of operating interest expense, and other items.

Our Operating Expenses

•
Production Expenses.  Production expenses are comprised of the following: gross commissions and advisory fees that are earned by and paid out to advisors based on the sale of various products and services; production bonuses for achieving certain levels of production; recognition of share-based compensation expense from stock options and warrants granted to advisors and financial institutions based on the fair value of the awards at each interim reporting period; amounts designated by advisors as deferred commissions in a non-qualified deferred compensation plan that are marked to market at each interim reporting period; and brokerage, clearing and exchange fees. Our production payout includes all production expenses except brokerage, clearing and exchange expenses. Substantially all of the production payout is variable and correlated to the revenues generated by each advisor. Our production payout percentage is calculated as commission and advisory fees divided by commission and advisory revenues, and we exclude brokerage, clearing and exchange fees from this measure.

Upon closing of our IPO in the fourth quarter of 2010, the restriction of approximately 7.4 million shares of common stock issued to advisors under the Fifth Amended and Restated 2000 Stock Bonus Plan was released. Accordingly, we recorded a share-based compensation charge of $222.0 million in the fourth quarter of 2010, representing the offering price of $30.00 per share multiplied by 7.4 million shares. This charge has been classified as production expense, but has been excluded from our production payout for 2010 to derive an adjusted production payout, a non-GAAP measure, for consistency and comparability to other periods presented because this charge related to equity awards granted in prior periods.

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

•
Restructuring Charges.  Restructuring charges represent expenses incurred as a result of our 2011 consolidation of UVEST Financial Services Group, Inc. ("UVEST") and our 2009 consolidation of Mutual Service Corporation (“MSC”), Associated Financial Group, Inc. (“AFG”), Associated Securities Corp. (“Associated”), Associated Planners Investment Advisory, Inc. (“APIA”) and Waterstone Financial Group, Inc. (“WFG”) (MSC, AFG, Associated, APIA and WFG, are collectively referred to herein as the “Affiliated Entities”).

How We Evaluate Our Business

We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics as of and for the years ended December 31, 2011, 2010 and 2009 are as follows:

	As of and for the Year Ended December 31,
	2011	2010	2009

Business Metrics
Advisors(1)	12,847	12,444	11,950
Advisory and brokerage assets (in billions)(2)	$330.3	$315.6	$279.4
Advisory assets under management (in billions)(3)	$101.6	$93.0	$77.2
Net new advisory assets (in billions)(3)(4)	$10.8	$8.5	$7.0
Insured cash account balances (in billions)(3)	$14.4	$12.2	$11.6
Money market account balances (in billions)(3)	$8.0	$6.9	$7.0

Financial Metrics
Revenue growth (decline) from prior year	11.8%	13.2%	(11.8)%
Recurring revenue as a % of net revenue(5)	62.7%	60.7%	57.3%
Net income (loss) (in millions)	$170.4	$(56.9)	$47.5
Earnings (loss) per share (diluted)	$1.50	$(0.64)	$0.47
Non-GAAP Measures:
Gross margin (in millions)(6)	$1,031.0	$937.9	$844.9
Gross margin as a % of net revenue(6)	29.6%	30.1%	30.7%
Adjusted EBITDA (in millions)	$459.7	$413.1	$356.1
Adjusted EBITDA as a % of net revenue	13.2%	13.3%	13.0%
Adjusted EBITDA as a % of gross margin(6)	44.6%	44.0%	42.1%
Adjusted Earnings (in millions)	$218.6	$172.7	$129.6
Adjusted Earnings per share (diluted)	$1.95	$1.71	$1.32
____________

(1)
Advisors are defined as those investment professionals who are licensed to do business with our broker-dealer subsidiaries. In 2011, we consolidated the operations of UVEST with LPL Financial which resulted, as expected, in attrition of 146 advisors. Excluding attrition from the integration of the UVEST platform, we added 549 net new advisors during the year ended December 31, 2011, continuing to build relationships with advisors from all channels across the financial services industry.

(2)	Advisory and brokerage assets are comprised of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition.

(3)	Advisory assets under management, insured cash account balances and money market account balances are components of advisory and brokerage assets.

(4)	Represents net new advisory assets consisting of funds from new accounts and additional funds deposited into existing advisory accounts that are custodied in our fee-based advisory platforms.

(5)
Recurring revenue, a characterization of net revenue and a statistical measure, is derived from sources such as advisory fees, asset-based fees, trailing commission fees, fees related to our cash sweep programs, interest earned on margin accounts and technology and service fees, and is not meant as a substitute for net revenues.

(6)
Gross margin is calculated as net revenues less production expenses. Production expenses consist of the following expense categories from our consolidated statements of operations: (i) commissions and advisory fees and (ii) brokerage, clearing and exchange. All other expense categories, including depreciation and amortization, are considered general and administrative in nature. Because our gross margin amounts do not include any depreciation and amortization expense, we consider our gross margin amounts to be non-GAAP measures that may not be comparable to those of others in our industry. In 2010, upon closing our IPO in the fourth quarter, the restriction on approximately 7.4 million shares of common stock issued to our advisors under the Fifth Amended and Restated 2000 Stock Bonus Plan was released. Accordingly, we recorded a share-based compensation charge of $222.0 million in the fourth quarter of 2010, representing the offering price of $30.00 per share multiplied by 7.4 million shares. This charge has been classified as production expense in 2010.

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt and

•
Adjusted EBITDA can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments, limiting its usefulness as a comparative measure.

Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the GAAP results and using Adjusted EBITDA as supplemental information.

Set forth below is a reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Net income (loss)	$170,382	$(56,862)	$47,520
Interest expense	68,764	90,407	100,922
Income tax expense (benefit)	112,303	(31,987)	25,047
Amortization of purchased intangible assets and software(1)	38,981	43,658	59,577
Depreciation and amortization of all other fixed assets	33,760	42,379	48,719
EBITDA	424,190	87,595	281,785
EBITDA Adjustments:
Share-based compensation expense(2)	14,978	10,429	6,437
Acquisition and integration related expenses(3)	(3,815)	12,569	3,037
Restructuring and conversion costs(4)	22,052	22,835	64,078
Debt amendment and extinguishment costs(5)	—	38,633	—
Equity issuance and related offering costs(6)	2,062	240,902	580
Other(7)	253	150	151
Total EBITDA Adjustments	35,530	325,518	74,283
Adjusted EBITDA	$459,720	$413,113	$356,068
____________

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 and our various acquisitions.

(2)	Represents share-based compensation expense related to stock options awarded to employees and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.

(3)
Represents acquisition and integration costs resulting from various acquisitions. As previously disclosed, we have been involved in a legal dispute with a third-party indemnitor under a purchase and sale agreement with respect to the indemnitor's refusal to make indemnity payments that we believed were required under the purchase and sale agreement.  Included in the year ended December 31, 2010, is $11.4 million of expenditures related to the legal dispute with the third-party indemnitor that has been classified within general and administrative expenses and included in the presentation of Adjusted EBITDA, a non-GAAP measure. We settled our legal dispute with the third-party indemnitor in the fourth quarter of 2011. Accordingly in 2011, we received a $10.5 million cash settlement, $9.8 million of which has been excluded from the presentation of Adjusted EBITDA, a non-GAAP measure. See Note 14 of our consolidated financial statements for additional information on litigation-related expenses.

(4)	Represents organizational restructuring charges and conversion and other related costs incurred resulting from the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities.

(5)
Represents debt amendment costs incurred in 2010 for amending and restating our senior secured credit agreement to establish a new term loan tranche and to extend the maturity of an existing tranche on our senior credit facilities.

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

Adjusted Earnings and Adjusted Earnings per share

Adjusted Earnings represents net income before: (a) share-based compensation expense, (b) amortization of intangible assets and software, a component of depreciation and amortization resulting from our merger transaction in 2005 and our various acquisitions, (c) acquisition and integration related expenses, (d) restructuring and conversion costs, (e) debt amendment and extinguishment costs, (f) equity issuance and related offering costs and (g) other. Reconciling items are tax effected using the income tax rates in effect for the applicable period, adjusted for any potentially non-deductible amounts.

In reporting our financial and operating results for the years ended December 31, 2011, 2010 and 2009, we renamed our non-GAAP performance measures to Adjusted Earnings and Adjusted Earnings per share.

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

We believe that Adjusted Earnings and Adjusted Earnings per share, viewed in addition to, and not in lieu of, our reported GAAP results provide useful information to investors regarding our performance and overall results of operations for the following reasons:

•
because non-cash equity grants made to employees at a certain price and point in time do not necessarily reflect how our business is performing, share-based compensation expense is not a key measure of our operating performance;

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

The following table sets forth a reconciliation of net income (loss) to non-GAAP measures Adjusted Earnings and Adjusted Earnings per share for the years ended December 31, 2011, 2010, and 2009 (in thousands, except per share data):

	For the Year Ended December 31,
	2011	2010	2009
	(unaudited)
Net income (loss)	$170,382	$(56,862)	$47,520
After-Tax:
EBITDA Adjustments(1)
Share-based compensation expense(2)	11,472	8,400	5,146
Acquisition and integration related expenses	(2,354)	7,638	1,833
Restructuring and conversion costs	13,606	13,877	38,669
Debt amendment and extinguishment costs	—	23,477	—
Equity issuance and related offering costs(3)	1,272	149,568	350
Other	156	91	91
Total EBITDA Adjustments	24,152	203,051	46,089
Amortization of purchased intangible assets and software(1)	24,051	26,531	35,947
Adjusted Earnings	$218,585	$172,720	$129,556
Adjusted Earnings per share(4)	$1.95	$1.71	$1.32
Weighted average shares outstanding — diluted(5)	112,119	100,933	98,494
____________

(1)
EBITDA Adjustments and amortization of purchased intangible assets and software have been tax effected using a federal rate of 35.0% and the applicable effective state rate which ranged from 3.30% to 4.66%, net of the federal tax benefit. In April 2010, a step up in basis of $89.1 million for internally developed software that was established at the time of the 2005 merger transaction became fully amortized, resulting in lower balances of intangible assets that are amortized.

(2)	Represents the after-tax expense of non-qualified stock options in which we receive a tax deduction upon exercise, and the full expense impact of incentive stock options granted to employees that have vested and qualify for preferential tax treatment and conversely, we do not receive a tax deduction. Share-based compensation for vesting of incentive stock options was $5.8 million, $5.3 million and $3.2 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

(3)
Represents the after-tax expense of equity issuance and related offering costs for which we receive a tax deduction, as well as the full expense impact of $8.1 million of offering costs incurred in the fourth quarter of 2010 for which we do not receive a tax deduction.

(4)
Represents Adjusted Earnings, a non-GAAP measure, divided by weighted average number of shares outstanding on a fully diluted basis. Set forth is a reconciliation of earnings (loss) per share on a fully diluted basis as calculated in accordance with GAAP to Adjusted Earnings per share:

	For the Year Ended December 31,
	2011	2010	2009
	(unaudited)
Earnings (loss) per share — diluted	$1.50	$(0.64)	$0.47
Adjustment to include dilutive shares, not included in GAAP earnings (loss) per share	—	0.08	—
Adjustment for allocation of undistributed earnings to stock units	0.02	—	0.01
After-Tax:
EBITDA Adjustments per share	0.22	2.01	0.47
Amortization of purchased intangible assets and software per share	0.21	0.26	0.37
Adjusted Earnings per share	$1.95	$1.71	$1.32

(5)
Weighted average shares outstanding on a fully diluted basis increased from 100.9 million shares for the year ended December 31, 2010 to 112.1 million shares for the year ended December 31, 2011, due primarily to the successful completion of our IPO in the fourth quarter of 2010. The increase is attributed to the release of the restriction of approximately 7.4 million shares of common stock upon closing of our IPO in the fourth quarter of 2010, the issuance of approximately 1.5 million shares of common stock by the Company pursuant to the over-allotment option granted to the underwriters in connection with the IPO, and shares that were issued upon exercise of options by selling stockholders in connection with the IPO, net of any shares retired to satisfy the exercise price in a cashless exercise.

The following table reflects pro-forma Adjusted Earnings per share, a non-GAAP measure, and growth in pro-forma Adjusted Earnings per share, assuming weighted average shares outstanding on a fully diluted basis as of December 31, 2011 were also outstanding as of December 31, 2010 (in thousands, except per share data):

	For the Year Ended December 31,
	2011	2010	% Change
	(unaudited)
Adjusted Earnings	$218,585	$172,720
Weighted average shares outstanding — diluted as of December 31, 2011	112,119	112,119
Pro-forma Adjusted Earnings per share	$1.95	$1.54	26.6%

Acquisitions, Integrations and Divestitures

From time to time we undertake acquisitions and/or divestitures based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. The following describes significant acquisition and divestiture activities that have impacted our 2009, 2010 and 2011 results.

Consolidation of the Affiliated Entities

On September 1, 2009, we consolidated the operations of the Affiliated Entities with those of LPL Financial. The consolidation involved the transfer of securities licenses of certain registered representatives associated with the Affiliated Entities and their client accounts. Following the consolidation, the registered representatives and client accounts that were transferred are associated with LPL Financial. The consolidation of the Affiliated Entities was effected to enhance service offerings to our advisors while also generating efficiencies.

While our acquisition of the Affiliated Entities has contributed to the overall growth of our base of advisors and related revenue and market position, the consolidation into LPL Financial resulted in restructuring costs in the form of personnel costs, system costs and professional fees, as well as restructuring charges including severance and one-time termination benefits, lease and contract termination fees, asset impairments and transfer and conversion costs. See Note 4 of our consolidated financial statements for further discussion on restructuring costs incurred to date and total expected restructuring costs related to our consolidation of the Affiliated Entities.

Acquisition of National Retirement Partners, Inc.

On July 14, 2010, we announced a definitive agreement to acquire certain assets of National Retirement Partners, Inc. (“NRP”). NRP’s advisors offer products and services to retirement plan sponsors and participants and comprehensive financial services to high net worth individuals. This strategic acquisition further enhances our capabilities and presence in the group retirement plan space. Our existing advisors benefit from growth opportunities, as well as IRA rollovers and other retirement related services and solutions.

The transaction closed on February 9, 2011, and accordingly 206 advisors previously registered with NRP transferred their securities and advisory licenses and registrations to LPL Financial. These advisors primarily support small and medium sized business with employee retirement solutions, including group annuities and 401(k) plans.
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

We estimated the fair value of the remaining contingent consideration to be $3.3 million at the close of the transaction, which was determined using a discounted cash flow methodology based on financial forecasts that include assumptions about revenue growth, operating margins and discount rates. We have recorded the $3.3 million of contingent consideration within accounts payable and accrued liabilities, and we re-measure contingent consideration at fair value at each interim reporting period with changes recognized in earnings.
Including the contingent consideration of $5.3 million, representing $2.0 million paid upon the close of the transaction and an estimated $3.3 million to be paid, the total consideration for the acquisition was approximately $25.3 million.

Consolidation of UVEST Financial Services Group, Inc.

On March 14, 2011, we committed to a corporate restructuring plan to enhance our service offering, while generating efficiencies. The restructuring plan included the consolidation of the operations of our subsidiary, UVEST with those of LPL Financial. In connection with the consolidation of UVEST, certain registered representatives formerly associated with UVEST moved to LPL Financial through a transfer of their licenses. The transfers occurred beginning in July 2011 and were completed in December 2011. Following the transfer, all registered representatives and client accounts that transferred are associated with LPL Financial. In addition, UVEST expects to terminate its relationship with a third-party clearing firm and plans to file a broker-dealer withdrawal request with the Financial

Industry Regulatory Authority ("FINRA").
During 2011, we successfully converted 142 institutions representing 337 advisors and $96.2 million in commission and advisory revenues. We expect to incur restructuring charges of $31.6 million; $21.4 million has been incurred as of December 31, 2011, including a non-cash intangible asset impairment charge of $2.8 million; $10.2 million is expected to be incurred in 2012 and beyond, of which $6.3 million is expected to occur in the first quarter. In addition, we expect to spend $12.0 million for application development supporting the conversion that for accounting purposes is capitalized as internally-developed software. We expect to improve pre-tax profitability by approximately $10.0 million to $12.0 million per year upon the completion of integration activities by creating operational efficiencies and revenue opportunities. See Note 4 of our consolidated financial statements for further details on this initiative.

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
On June 22, 2011, the transaction closed. We paid $20.0 million at the closing of the transaction. As of December 31, 2011, $2.3 million remains in an escrow account to be paid to former shareholders of Concord Wealth Management in accordance with the terms of the stock purchase agreement.
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

Acquisition of Fortigent
On January 3, 2012, we announced our intent to acquire Fortigent Holdings Company, Inc. and its wholly owned subsidiaries Fortigent, LLC, Fortigent Reporting Company, LLC, and Fortigent Strategies Company, LLC (together, "Fortigent"). Fortigent is a leading provider of high net worth solutions and consulting services to RIAs, banks, and trust companies. With approximately 90 institutions with more than $50.0 billion in advisory assets, Fortigent offers a high net worth oriented platform that provides concentrated research, reporting, and alternative investment solutions specifically designed for the RIA and high net worth space. This strategic acquisition will further enhance our capabilities and offer an extension of our existing services for wealth management advisors.

Economic Overview and Impact of Financial Market Events

The year of 2011 has been a challenging and volatile period for the equity markets in response to concerns about European sovereign debt issues and the sustainability of economic growth. The S&P 500 closed the third quarter of 2011 at 1,131, down 10.1% from the close on December 31, 2010 and recovered to 1,258 at December 31, 2011, unchanged from December 31, 2010. While equity markets have recovered from the market lows that occurred in March 2009, markets have remained unstable with periods of relative calm followed by periods of rapid declines such as encountered in the third quarter.
Volatility in the equity markets increased in the last five months of the year as the S&P 500 rose or fell by more than one percent on 63 out of 107 trading days and 18 of these days experienced declines of more than two percent.

In response to the market turbulence and overall economic environment, the central banks, including the Federal Reserve, have continued to maintain historically low interest rates. The average effective rate for federal funds was 0.10% in 2011, a decrease from the average of 0.18% for 2010. The low interest rate environment negatively impacts our revenues from client assets in our cash sweep programs. The low interest rate also impacted investor demand for fixed income securities and fixed annuities.
During the third quarter of 2011, a downgrade of U.S. Treasury securities by Standard & Poor's Ratings Services had an initial, adverse impact on financial markets, including the equity markets. While the longer-term impact of the downgrade on the markets cannot be determined, it is possible that this downgrade, concerns about fiscal policy and the debt levels in the United States, and uncertainties about European sovereign debt, including recent downgrades, could disrupt economic activity in the United States. To date, our business and operations have not been directly impacted by this downgrade and we continue to maintain nominal direct exposure to U.S. or other sovereign debt securities.
During the first half of 2011, our business experienced record levels in commission and advisory revenue; however, in the latter half of the year, we were impacted by turbulent markets as revenues experienced modest declines sequentially. Despite the economic challenges faced, all significant revenue categories had substantial increases in 2011 compared to 2010.
While our business has improved as a result of our focus on multiple organic growth drivers, our outlook for the markets remains cautiously optimistic and we continue to attempt to manage the impact of financial market events on our earnings. We maintain a strategic focus on attractive growth opportunities such as supporting our existing advisors to sustain their businesses, continuing to attract new advisors and pursuing expense management activities.

Results of Operations

The following discussion presents an analysis of our results of operations for the years ended December 31, 2011, 2010 and 2009. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Year Ended December 31,			Percentage Change
	2011	2010	2009	‘11 vs. ‘10	‘10 vs. ‘09
	(In thousands)

Revenues
Commissions	$1,754,435	$1,620,811	$1,477,655	8.2%	9.7%
Advisory fees	1,027,473	860,227	704,139	19.4%	22.2%
Asset-based fees	359,724	317,505	272,893	13.3%	16.3%
Transaction and other fees	292,207	274,148	255,574	6.6%	7.3%
Other	45,536	40,795	39,244	11.6%	4.0%
Net revenues	3,479,375	3,113,486	2,749,505	11.8%	13.2%
Expenses
Production	2,448,424	2,397,535	1,904,579	2.1%	25.9%
Compensation and benefits	322,126	308,656	270,436	4.4%	14.1%
General and administrative	263,228	267,799	234,010	(1.7)%	14.4%
Depreciation and amortization	72,741	86,037	108,296	(15.5)%	(20.6)%
Restructuring charges	21,407	13,922	58,695	53.8%	(76.3)%
Total operating expenses	3,127,926	3,073,949	2,576,016	1.8%	19.3%
Non-operating interest expense	68,764	90,407	100,922	(23.9)%	(10.4)%
Loss on extinguishment of debt	—	37,979	—	*	*
Total expenses	3,196,690	3,202,335	2,676,938	(0.2)%	19.6%
Income (loss) before provision for (benefit from) income taxes	282,685	(88,849)	72,567	*	*
Provision for (benefit from) income taxes	112,303	(31,987)	25,047	*	*
Net income (loss)	$170,382	$(56,862)	$47,520	*	*
____________
* Not Meaningful

Revenues

Commissions

The following table sets forth our commission revenue, by product category included in our consolidated statements of operations for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2011	% Total	2010	% Total	2009	% Total
Variable annuities	$777,349	44.3%	$672,369	41.5%	$551,345	37.3%
Mutual funds	472,466	26.9%	457,947	28.2%	389,458	26.4%
Fixed annuities	136,020	7.8%	138,753	8.6%	225,342	15.3%
Alternative investments	113,589	6.5%	97,606	6.0%	77,079	5.2%
Equities	97,882	5.6%	93,961	5.8%	86,606	5.8%
Fixed income	84,568	4.8%	85,250	5.2%	75,210	5.1%
Insurance	70,060	4.0%	72,297	4.5%	69,907	4.7%
Other	2,501	0.1%	2,628	0.2%	2,708	0.2%
Total commission revenue	$1,754,435	100.0%	$1,620,811	100.0%	$1,477,655	100.0%
Commission revenue increased by $133.6 million, or 8.2%, for 2011 compared with 2010. In 2011, the product mix reflects the volatility of the financial markets in the latter half of the year as retail investors sought protection from downside risk while maintaining their upside potential with investment products such as variable annuities with minimum guarantee options. Mutual fund commission revenues were bolstered by increasing levels of trail-based commissions due to strong growth of the underlying assets. The increase in alternative investments is reflective of more product availability and investor preferences for diversification. Insurance commissions declined as term life insurance experienced reduced sales.
Commission revenue increased by $143.2 million, or 9.7%, for 2010 compared to 2009. The increase was primarily due to an increase in trail-based commissions related to improved market conditions as well as growth in assets eligible for trail payment. Sales-based commissions also increased as sales of market sensitive products such as variable annuities and mutual funds benefited from improved investor confidence. Sales of certain financial products with more predictable cash flows such as fixed annuities, which typically increase during periods of financial uncertainty, decreased during this period, consistent with the market’s recovery.

Advisory Fees

Advisory fees increased by $167.2 million, or 19.4%, in 2011 compared to 2010. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets under management. The growth in advisory fee revenue is due to both higher levels of the S&P 500 on the applicable billing dates in 2011 compared to 2010 and net new advisory assets. The average of the S&P 500 on the close of the four prior quarter-end dates, September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010, was 1,259, which is a 13.0% increase over the average of 1,114 for the prior year corresponding dates. Net new asset flows in 2011 were $10.8 billion, a $2.3 billion increase over 2010 as as a result of strong new business development and a shift by our existing advisors towards more advisory business.
Advisory fees increased by $156.1 million, or 22.2%, for 2010 compared to 2009. The increase was primarily due to the effect of the rebounding market, which resulted in a significant increase in the value of client assets in advisory programs, as well as net new advisory assets. The average of the S&P 500 on the close of the four prior quarter-end dates, September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009, was a 21.2% increase over the average of 919 for the corresponding dates for the prior year. Advisory assets under management increased from $77.2 billion at December 31, 2009 to $93.0 billion at December 31, 2010, primarily driven by a continued shift toward a higher percentage of advisory business within our existing advisor base, as well as by assets from advisors who joined the firm in 2009 and whose advisory assets transferred to our platform throughout 2010.

The following table summarizes the activity within our advisory assets under management for the periods ended December 31, 2011, 2010 and 2009 (in billions):

	2011	2010	2009
Beginning balance at January 1	$93.0	$77.2	$59.6
Net new advisory assets	10.8	8.5	7.0
Market impact and other	(2.2)	7.3	10.6
Ending balance at December 31	$101.6	$93.0	$77.2

Asset-Based Fees
Asset-based fees increased by $42.2 million, or 13.3%, to $359.7 million for 2011 compared with 2010. Revenues for record-keeping services and from product sponsors, which are largely based on the underlying asset values, increased due to the impact of the higher average market indices on the value of those underlying assets and net new sales of eligible assets. The average S&P 500 index for 2011 was 1,268, an increase of 11.2% over the 2010 average. In addition, revenues from our cash sweep programs increased by $7.0 million, or 5.8%, to $126.7 million for year ended December 31, 2011 from $119.7 million for the year ended December 31, 2010. This was driven by an increase in the assets in our cash sweep programs, which averaged $20.9 billion and $18.5 billion for 2011 and 2010, respectively, as investors and advisors were wary of the volatility in the financial markets.
Asset-based fees increased $44.6 million, or 16.3%, for 2010 compared to 2009. Revenues from product sponsors and for record-keeping services, which are largely based on the underlying asset values, increased due to the impact of the market’s recovery on the value of those underlying assets. The average for the S&P 500 index increased 20.3% from 2009 to 2010. This increase was offset by lower revenues from our cash sweep programs, which declined by $0.7 million, or 0.6%, from $120.4 million for the year ended December 31, 2009, as a result of lower assets in our cash sweep programs. Assets in our cash sweep programs averaged $18.5 billion and $20.5 billion for the years ended December 31, 2010 and 2009, respectively. The decrease of assets in cash sweep programs is due to the redeployment of cash balances into other securities as investors and advisors had gained confidence in the market during 2010.

Transaction and Other Fees
Transaction and other fees increased by $18.1 million, or 6.6%, for 2011 compared with 2010. Transactional revenues increased by $7.9 million due to increased transaction volumes in investment activities, including advisory products, general securities and fixed income products. The average number of advisors increased 5.0% in 2011 compared to 2010, which led to the increase in other fees, specifically advisor based, technology and conference fees.
Transaction and other fees increased $18.6 million, or 7.3%, for 2010 compared to 2009. This increase is due, in part, to increased prices and corresponding fees to advisors for licensing, technology, and professional liability insurance services of $3.9 million, $3.5 million and $2.5 million, respectively, and increased revenue of $2.6 million from additional advisor conferences held in 2010.

Other Revenue
Other revenue increased $4.7 million, or 11.6%, to $45.5 million for 2011 compared to 2010. The primary contributor to this increase in 2011 is growth in retirement sponsorship programs of $1.9 million, an effect of our acquisition of NRP. Also in 2011, direct investment marketing allowances received from product sponsor programs increased by $1.7 million compared to the same period in 2010, largely based on increased sales of alternative investments.
Other revenue increased $1.6 million, or 4.0%, for 2010 compared to 2009. The increase was primarily attributed to higher direct investment marketing allowances received from product sponsors, largely based on sales volumes, which was offset by unrealized mark-to-market losses in securities owned and certain other assets.

Expenses

Production Expenses
Production expenses increased by $50.9 million, or 2.1%, for 2011 compared with 2010. Excluding a $222.0 million share-based compensation charge which was recorded in 2010 related to our IPO, production expenses increased $272.9 million or 12.5% for 2011 compared to 2010. This increase is correlated with our commission and advisory revenues, which increased by 12.1% during the same period. Our production payout was 86.64% for 2011, compared to an adjusted production payout, a non-GAAP measure, of 86.29% for 2010 which excludes the $222.0 million share-based compensation charge resulting from our IPO. The increase in payout rates is driven by a change in the product mix of our commissions revenues as well as our production based bonus incentive structures, which increase throughout the year as our advisors achieve higher production levels. As a result of greater advisor activity, more advisors reached higher payout tiers than in the prior year.
Excluding a $222.0 million share-based compensation charge in 2010 related to our IPO, production expenses increased $271.0 million, or 14.2% for 2010 compared to 2009. This increase was primarily a result of a 13.7% increase in our commission and advisory revenues during the same period. Our adjusted production payout, a non-GAAP measure, was 86.29% for 2010 excluding the $222.0 million share-based compensation charge resulting from our IPO, compared to a production payout of 85.82% in 2009 primarily due to an increase in our annual production based bonus incentive structures as a result of greater advisor activity.
The following table shows our production payout ratio and our adjusted payout ratio, a non-GAAP measure, for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Base payout rate	84.15%	83.86%	83.92%
Production based bonuses	2.37%	2.19%	1.71%
Other(1)	0.12%	9.19%	0.19%
Total Payout Ratio	86.64%	95.24%	85.82%
IPO related share-based compensation charge(2)	—	(8.95)%	—
Adjusted Payout Ratio	86.64%	86.29%	85.82%
__________________________

(1)
Includes the recognition of advisor share-based compensation expense from stock options and warrants granted to advisors and financial institutions based on the fair value of the awards, and amounts designated by advisors as deferred commissions in a non-qualified deferred compensation plan that are marked to market.

(2)
Upon closing of our IPO in the fourth quarter of 2010, the restriction on approximately 7.4 million shares of common stock issued to advisors under the Fifth Amended and Restated 2000 Stock Bonus Plan was released. Accordingly, we recorded a share-based compensation charge of $222.0 million in 2010, representing the offering price of $30.00 per share multiplied by 7.4 million shares. This charge has been excluded for 2010 for consistency and comparability to other periods presented because this charge related to equity awards granted in prior periods.

Compensation and Benefits Expense
Compensation and benefits increased by $13.5 million, or 4.4%, for 2011 compared with 2010. The increase was driven by increases in staffing to support higher levels of advisor and client activities. Our average number of full-time employees increased 6.8% from 2,517 in 2010 to 2,687 in 2011, partially due to our acquisitions of NRP and Concord Wealth Management. Underlying this increase is a 5.7% increase in wages offset by flat employee benefits and other compensation year over year. In addition, employee related share-based compensation increased $4.5 million for the year ended December 31, 2011 compared to the prior year, primarily due to equity grants issued in December 2010.
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

General and Administrative Expenses
General and administrative expenses decreased by $4.6 million, or 1.7%, to $263.2 million for 2011 compared with 2010. The decrease is primarily due to $10.5 million of indemnification payment collections associated with the resolution of a legal dispute with a third-party indemnitor. Refer to the Litigation section in Note 14 within the consolidated financial statements for additional details regarding this matter. Advisor growth of 549 net new advisors excluding attrition related to UVEST in 2011, fueled a 20.1% increase in business development and other promotional expenses. Further, we had a $3.8 million increase in expenditures on non-depreciable equipment, licensing fees and other costs year over year.

General and administrative expenses increased by $33.8 million, or 14.4%, for 2010 compared to 2009. The increase compared to the prior year was due to the reinstatement of general and administrative expenses to levels necessary to support growth and service to our advisors. During 2010, we restored certain advisor conference services, which contributed to $6.4 million of the change. We also incurred $8.1 million in transaction costs in connection with our IPO in the fourth quarter of 2010, as well as $8.9 million for legal settlements that related to pre-acquisition legal matters for certain of acquired businesses. Refer to the Litigation section of Note 14 within the consolidated financial statements for additional details regarding this matter.

Depreciation and Amortization Expense
For the year ended December 31, 2011, depreciation and amortization decreased by $13.3 million, or 15.5% compared to the prior year. This decrease is primarily attributed to a $27.9 million reduction in depreciation incurred in 2010, attributed to assets that became fully depreciated in 2010 and 2011. This was partially offset by an increase of $7.5 million of depreciation on assets placed in service during 2010 and 2011, and depreciation of $2.7 million on assets for our acquisitions of NRP and CCP.
Depreciation and amortization expense decreased by $22.3 million, or 20.6%, for 2010 compared to 2009. The decrease is primarily attributed to the internally developed software recorded in connection with our 2005 leveraged buyout that became fully amortized in April 2010. We recorded a full year of amortization for these assets in 2009, totaling $19.1 million, compared to $6.5 million in 2010. In addition, we recorded asset impairments of $19.9 million in the third and fourth quarter of 2009 in the consolidation of our Affiliated Entities, which resulted in lower balances remaining in those intangible assets that continue to be amortized.

Restructuring Charges

Restructuring charges represent expenses incurred as a result of our 2011 consolidation of UVEST and our 2009 consolidation of the Affiliated Entities.
Restructuring charges were $21.4 million in 2011. These charges relate primarily to technology costs and other expenditures incurred for the conversion and transfer of advisors and their client accounts from UVEST to LPL Financial. Additionally, impairment charges of $2.8 million related to advisor intangible assets are included for the year ended December 31, 2011. Refer to Note 4 within the consolidated financial statements for additional details regarding this matter.
Restructuring charges were $13.9 million in 2010, compared to $58.7 million in 2009. In 2010, restructuring charges were incurred for severance and termination benefits of $2.0 million, contract termination costs of $5.4 million related to the abandonment of certain lease facilities, asset impairment charges of $0.8 million, and $5.7 million in conversion and transfer costs primarily attributed to advisor retention for our consolidation of the Affiliated Entities.

Interest Expense

Interest expense includes non-operating interest expense for our senior secured credit facilities and, historically for our senior unsecured subordinated notes.
Interest expense decreased $21.6 million, or 23.9%, for 2011 compared with 2010. The reduction in interest expense for 2011 is primarily attributed to our debt refinancing in the second quarter of 2010, which included the redemption of our senior unsecured subordinated notes, resulting in a lower cost of borrowing and $8.7 million of savings in 2011 compared to 2010. Interest rate swap agreements with notional values of $190.0 million and $145.0 million matured on June 30, 2010 and 2011, respectively, reducing our comparative interest expense by $7.2 million for the year ended December 31, 2011 compared to 2010. Additionally, we repaid $40.0 million of term loans under our senior secured credit facilities using net proceeds received in our IPO, as well as cash on hand, which resulted in interest savings of $1.5 million in 2011.
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

Provision for Income Taxes
For the year ended December 31, 2011, we recorded income tax expense of $112.3 million, compared with an income tax benefit of $32.0 million recorded in 2010. The 2010 tax benefit was a result of the net loss due to charges incurred related to our IPO. Our effective income tax rate was 39.7% and 36.0% for 2011 and 2010, respectively.
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

A summary of changes in cash flow data is provided as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash flows provided by (used in):
Operating activities	$442,378	$(22,914)	$271,157
Investing activities	(65,558)	(39,192)	(13,724)
Financing activities	(75,256)	102,720	(98,078)
Net increase in cash and cash equivalents	301,564	40,614	159,355
Cash and cash equivalents — beginning of year	419,208	378,594	219,239
Cash and cash equivalents — end of year	$720,772	$419,208	$378,594

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

Net cash provided by operating activities for 2011 was $442.4 million, compared to net cash used in operating activities for 2010 of $22.9 million and net cash provided by operating activities in 2009 of $271.2 million. Cash flows from operating activities increased in 2011 due to an increase of $227.2 million in net income from the loss position in 2010. Net cash provided by operating activities in 2011 also includes $57.6 million of excess tax benefits resulting from stock options exercised that primarily occurred in May 2011 at the expiration of the IPO lock-up and a $202.5 million decrease in tax receivables that arose primarily from tax benefits resulting from our IPO in November 2010. In 2010, net cash used in operating activities includes $93.4 million of excess tax benefits related to stock options exercised as part of our IPO, and a $73.8 million increase in tax receivables that arose primarily from a tax benefit resulting from the release on the restriction on 7.4 million shares of our common stock.

Net cash used in investing activities for 2011, 2010 and 2009, totaled $65.6 million, $39.2 million and $13.7 million, respectively. The increase in 2011, as compared to 2010 was primarily due to $42.0 million used in the current year for the acquisitions of NRP and Concord Wealth Management. The increase in 2010 as compared to 2009 was principally due to an increase of $14.8 million in capital expenditures and an increase in restricted cash deposits of $11.4 million. Included in the deposits of restricted cash in 2010 is $20.0 million to fund the NRP acquisition, which was completed in the first quarter of 2011.

Net cash used in financing activities for 2011 was $75.3 million compared to cash provided by financing activities in 2010 of $102.7 million. Net cash used in financing activities for 2009 was $98.1 million. Cash flows used in financing activities in 2011 include $89.0 million of cash used to repurchase outstanding stock and $54.0 million of cash used to repay senior credit facilities, partially offset by $57.6 million in cash generated from excess tax benefits arising from stock options exercised. Cash flows from financing activities in 2010 include $93.4 million from excess tax benefits arising from stock options exercised related to our IPO. Financing activities in 2010 also include $37.2 million in net proceeds from the sale of stock pursuant to the over-allotment option exercised by the underwriters, in connection with our IPO. This activity was offset in part by the pay down of the principal amount of $550.0 million and a premium of $29.6 million incurred to redeem the senior unsecured subordinated notes, and proceeds of $566.7 million received from the 2017 Term Loans during the year ended December 31, 2010. In addition, $7.2 million of debt issuance costs were paid in 2010. In 2009, the primary use of cash in financing activities was a $90.0 million pay down of the revolving line of credit facility.

We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, which includes three uncommitted lines of credit available, will be adequate to satisfy our working capital needs, the payment of all of our obligations and the funding of anticipated capital expenditures for the foreseeable future. In addition, we have certain capital requirements due to our registered broker-dealer entities and have met all capital adequacy requirements for each entity and expect this to also continue for the foreseeable future. We regularly evaluate our existing indebtedness, including refinancing thereof, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions.

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
On January 20, 2011, we received a $45.0 million tax refund for federal taxes paid in 2010. On April 4, 2011, we received $55.3 million and $42.9 million for refunds of federal taxes paid in 2009 and 2008, respectively.
The remaining tax benefit expected to be utilized through the use of net operating losses ("NOL") from tax deductions resulting from the IPO primarily relate to state taxes that are expected to be utilized over the next few years dependent upon each state's tax laws related to NOL carryforwards. We have tax carryforwards in a few states that have temporarily suspended or limited the use of tax carryforwards to offset current taxable income. We do not anticipate these suspensions will prevent the full realization of these benefits in the future as the carryforward periods have been extended.

Issuance Under 2008 Nonqualified Deferred Compensation Plan

On February 22, 2012, we distributed 1,673,556 shares, net of shares withheld to satisfy withholding tax requirements of the recipients, pursuant to the terms of our 2008 Nonqualified Deferred Compensation Plan. Distributions to participants were made in the form of whole shares of common stock equal to the number of stock units allocated to the participant's account (fractional shares were paid out in cash). Participants authorized us to withhold shares from their distribution of common stock to satisfy their withholding tax obligations. On February 22, 2012 we repurchased 1,149,896 shares and made the related withholding tax payment of approximately $37.5 million. See "Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities".
In calculating earnings (loss) per share and diluted earnings (loss) per share using the two-class method, we are required to allocate a portion of our earnings to employees that hold stock units that contain non-forfeitable rights to dividends or dividend equivalents under our 2008 Nonqualified Deferred Compensation Plan. After the distribution of shares under the 2008 Nonqualified Deferred Compensation Plan, the two-class method is no longer applicable. This distribution of shares did not have a material impact on earnings (loss) per share or diluted earnings (loss) per share. However, the distribution increases share count by approximately 850,000 shares.
Operating Capital Requirements

Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain at clearing organizations to support these clients’ trading activities. We have several sources of funds to enable us to meet increased working capital requirements related to increased client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When a client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to re-pledge or sell securities which collateralize those margin accounts. As of December 31, 2011, we had received collateral in connection primarily with client margin loans with a fair value of approximately $350.2 million, which can be re-pledged or sold. Of this amount, approximately $18.4 million has been pledged to the Options Clearing Corporation as collateral to secure certain client obligations related to options positions, and approximately $14.3 million was loaned to the National Securities Clearing Corporation through participation in the Stock Borrow Program. Of the remaining $317.5 million, approximately $145.0 million of these securities are held at banks in connection with unutilized secured margin lines of credit; these securities may be used as collateral for loans from these banks. The remainder of $172.5 million has not been re-pledged or sold. There are no restrictions that materially limit our ability to re-pledge or sell the client collateral of $317.5 million.

Our other working capital needs are primarily related to regulatory capital requirements at our broker-dealer and bank trust subsidiaries and software development, which we have satisfied in the past from internally generated cash flows.

Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. These timing differences are funded either with internally generated cash flow or, if needed, with funds drawn on our uncommitted lines of credit at our broker-dealer subsidiary LPL Financial, and/or under our revolving credit facility.

Our registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from client transactions plus 1% of net commission payable, as defined. LPL Financial is also subject to the National Futures Association's ("NFA) financial requirements and is required to maintain net capital that is in excess of or equal to the greatest of its minimum financial requirements. Currently the highest NFA requirement is the minimum net capital calculated pursuant to the SEC's Uniform Net Capital Rule. UVEST computes net capital requirements under the aggregate indebtedness method, which requires firms to maintain minimum net capital, as defined, of not less than 6.67% of aggregate indebtedness plus 1% of net commission payable, also as defined.

Our subsidiary, PTC, is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.

In connection with the consolidation of the Affiliated Entitites, MSC withdrew its registration with FINRA effective November 11, 2011, and is no longer subject to regulatory net capital requirements. UVEST plans to file a broker-dealer withdrawal request with FINRA during 2012 and to maintain sufficient capital to carry out any remaining activities during the interim.

Liquidity Assessment

Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, general economic conditions and economic activity in the financial markets. The performance of our business is correlated with the economy and financial markets, and a slowdown in the economy or financial markets could adversely affect our business, results of operations, cash flows or financial condition.

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

Indebtedness

On May 24, 2010, we amended and restated our senior secured credit agreement to add a new term loan tranche of $580.0 million maturing at June 28, 2017, which we used, together with cash on hand, to redeem our $550.0 million of senior unsecured subordinated notes, as described below. We also extended the maturity of a $500.0 million tranche of our term loan facility to June 25, 2015, with the remaining $317.1 million tranche maturing at the original maturity date of June 28, 2013. In September 2011, our corporate credit rating was upgraded to Ba2 from Ba3 by a leading credit rating agency. The upgrade did not affect the interest rate or the covenants in the senior secured credit agreement.

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

We also maintain a revolving credit facility which is provided through the senior secured credit facilities. On January 25, 2010, we amended our senior secured credit agreement to increase the revolving credit facility from $100.0 million to $218.2 million. In connection with this amendment, we extended the maturity of a $163.5 million tranche of the revolving credit facility to June 28, 2013. The remaining $54.7 million tranche matured with no borrowings against the facility on December 28, 2011.

We also maintain three uncommitted lines of credit at LPL Financial. Two of the lines have unspecified limits, and are primarily dependent on our ability to provide sufficient collateral. The other line had a limit of $100.0 million, which was increased to $150.0 million on May 27, 2010, and allows for both collateralized and uncollateralized borrowings. The lines were utilized in 2011 and 2010; however, there were no balances outstanding at December 31, 2011 or 2010.

We also are a party to an interest rate swap agreement, in a notional amount of $65.0 million, to mitigate interest rate risk by hedging the variability of a portion of our floating-rate senior secured term loan. This agreement expires on June 30, 2012.

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

The applicable margin for borrowings (a) with respect to the 2013 Term Loans is currently 0.75% for base rate borrowings and 1.75% for LIBOR borrowings, (b) with respect to the 2015 Term Loans is currently 1.75% for base rate borrowings and 2.75% for LIBOR borrowings, (c) with respect to the 2017 Term Loans is currently 2.75% for base rate borrowings and 3.75% for LIBOR borrowings, (d) with respect to revolver tranche that matured in 2011 was 1.00% for base rate borrowings and 2.00% for LIBOR borrowings and (e) with respect to revolver tranche maturing in 2013 is currently 2.50% for base rate borrowings and 3.50% for LIBOR borrowings. The applicable margin on our 2013 Term Loans could change depending on our credit rating. The LIBOR rate with respect to the 2015 Term Loans and the 2017 Term Loans shall in no event be less than 1.50%.

In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate at December 31, 2011 was 0.75% for our revolver tranche maturing in 2013, but are subject to change depending on our leverage ratio. We must also pay customary letter of credit fees.

Prepayments

The senior secured credit facilities (other than the revolving credit facility) require us to prepay outstanding amounts under our senior secured term loan facility subject to certain exceptions, with:

•
50% (percentage will be reduced to 25% if our total leverage ratio is 5.00 or less and to 0% if our total leverage ratio is 4.00 or less) of our annual excess cash flow (as defined in our senior secured credit agreement) adjusted for, among other things, changes in our net working capital (as of December 31, 2011 our total leverage ratio was 1.77);

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

Our senior secured credit agreement prohibits us from paying dividends and distributions or repurchasing our capital stock except for limited purposes, including, but not limited to payments in connection with: (i) redemption, repurchase, retirement or other acquisition of our equity interests from present or former officers, managers, consultants, employees and directors upon the death, disability, retirement, or termination of employment of any such person or otherwise in accordance with any stock option or stock appreciate rights plan, any management or employee stock ownership plan, stock subscription plan, employment termination agreement or any employment agreements or stockholders’ agreement, in an aggregate amount not to exceed $5.0 million in any fiscal year plus the amount of cash proceeds from certain equity issuances to such persons, the amount of equity interests subject to a certain deferred compensation plan and the amount of certain key-man life insurance proceeds, (ii) franchise taxes, general corporate and operating expenses not to exceed $3.0 million in any fiscal year, and fees and expenses related to any unsuccessful equity or debt offering permitted by the senior secured credit facilities, (iii) tax liabilities to the extent attributable to our business and our subsidiaries and (iv) dividends and other distributions in an aggregate amount not to exceed 50% of our cumulative consolidated net income available to stockholders at such time so long as at the time of such payment of dividend or the making of such distribution, and after giving effect thereto, our leverage ratio is less than 3.50:1.00. The share repurchase programs were authorized by the Board of Directors pursuant to item (iv) above.

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

As of December 31, 2011 and 2010 we were in compliance with all of our covenant requirements. Our covenant requirements and actual ratios as of December 31, 2011 are as follows:

	December 31,
	2011		2010
Financial Ratio	Covenant Requirement	Actual Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	3.00	1.77	3.70	2.64
Interest Coverage (Minimum)	3.00	7.10	2.60	4.81

Set forth below is a reconciliation from EBITDA, Adjusted EBITDA and Credit Agreement Adjusted EBITDA to our net income (loss) for the years ending December 31, 2011 and 2010 (in thousands):

	For the Year Ended December 31,
	2011	2010
Net income (loss)	$170,382	$(56,862)
Interest expense	68,764	90,407
Income tax expense (benefit)	112,303	(31,987)
Amortization of purchased intangible assets and software(1)	38,981	43,658
Depreciation and amortization of all other fixed assets	33,760	42,379
EBITDA	424,190	87,595
EBITDA Adjustments:
Share-based compensation expense(2)	14,978	10,429
Acquisition and integration related expenses(3)	(3,815)	12,569
Restructuring and conversion costs(4)	22,052	22,835
Debt amendment and extinguishment costs(5)	—	38,633
Equity issuance and IPO related costs(6)	2,062	240,902
Other(7)	253	150
Total EBITDA Adjustments	35,530	325,518
Adjusted EBITDA	459,720	413,113
Pro-forma adjustments(8)	—	—
Credit Agreement Adjusted EBITDA	$459,720	$413,113
____________

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 and various acquisitions.

(2)	Represents share-based compensation expense for stock options awarded to employees and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.

(3)
Represents acquisition and integration costs resulting from various acquisitions. Included in the year ended December 31, 2010 are expenditures for certain legal settlements that were resolved with the indemnifying party and reimbursed in the year ended December 31, 2011. See the Litigation section of Note 14 to our Financial Statements.

(4)	Represents organizational restructuring charges and conversion and other related costs incurred resulting from the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities.

(5)	Represents debt amendment costs incurred in 2010 for amending and restating our senior secured credit agreement to establish a new term loan tranche and to extend the maturity of an existing tranche on our senior credit facilities, and debt extinguishment costs to redeem our subordinated notes, as well as certain professional fees incurred.

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

(8)
Credit Agreement Adjusted EBITDA excludes pro-forma general and administrative expenditures from acquisitions, as defined under the terms of our senior secured credit agreement. There were no such adjustments for the years ended December 31, 2011 and 2010.

Interest Rate Swaps

An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. We use an interest rate swap agreement, which matures on June 30, 2012, to hedge the variability on our floating interest rate for $65.0 million of our term loan under our senior secured credit facilities. We are required to pay the counterparty to the agreement fixed interest payments on a notional balance and in turn receive variable interest payments on that notional balance. Payments are settled quarterly on a net basis. As of December 31, 2011, we assessed our interest rate swap as being highly effective and we expect it to continue to be highly effective. While approximately $1.3 billion of our term loan remains unhedged as of December 31, 2011, the risk of variability on our floating interest rate is partially mitigated by the client margin loans on which we carry floating interest rates. At December 31, 2011, our receivables from our advisors’ clients for margin loan activity were approximately $250.1 million.

Off-Balance Sheet Arrangements

We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Notes 14 and 20 to our consolidated financial statements.

Contractual Obligations

The following table provides information with respect to our commitments and obligations as of December 31, 2011:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
	(In thousands)
Leases and other obligations(1)	$139,553	$29,448	$39,486	$23,149	$47,470
Senior secured term loan facilities(2)	1,332,668	13,971	320,918	473,535	524,244
Commitment fee on revolving line of credit(3)	1,719	1,154	565	—	—
Variable interest payments(4):
2013 Loan (Hedged)	757	757	—	—	—
2013 Loan (Unhedged)	8,627	5,603	3,024	—	—
2015 Loan (Unhedged)	70,348	20,525	40,292	9,531	—
2017 Loan (Unhedged)	157,315	29,411	57,736	56,579	13,589
Interest rate swap agreement(5)	1,397	1,397	—	—	—
Total contractual cash obligations	$1,712,384	$102,266	$462,021	$562,794	$585,303

____________

(1)
Minimum payments have not been reduced by minimum sublease rental income of $6.0 million due in the future under noncancelable subleases. Note 14 of our consolidated financial statements provides further detail on operating lease obligations and obligations under noncancelable service contracts.

(2)	Represents principal payments on our senior secured term loan facilities. See Note 12 of our consolidated financial statements for further detail.

(3)	Represents commitment fees for unused borrowings on our senior secured revolving line of credit facility. See Note 12 of our consolidated financial statements for further detail.

(4)
Our senior secured term loan facilities bear interest at floating rates. Variable interest payments are shown assuming the applicable LIBOR rates at December 31, 2011 remain unchanged. See Note 12 of our consolidated financial statements for further detail.

(5)	Represents fixed interest payments net of variable interest received on our interest rate swap agreement. See Note 13 of our consolidated financial statements for further detail.

As of December 31, 2011, we reflect a liability for unrecognized tax benefits of $20.1 million, which we have included in income taxes payable in the consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

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

At December 31, 2011, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

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

Revenue Recognition

We record commissions earned from customers for purchases of securities including mutual funds, annuity, insurance, equity, fixed income, direct investment, option and commodity transactions on a trade-date basis. Commissions also include mutual fund and variable annuity trails, which are recognized as a percentage of assets under management over the period for which services are performed. A substantial portion of the commissions revenue is ultimately paid to the advisors. Due to the significant volume of mutual fund and variable annuity purchases and sales transacted by financial advisors directly with product manufacturers, management must estimate a portion of its upfront commission and trail revenues for each accounting period for which the proceeds have not yet been received. These estimates are based on a number of factors including market levels, the volume of transactions in prior periods and cash receipts in the current period. We record commissions payable to advisors based upon standard payout ratios for each product for which we have accrued commission revenue.

We record fees charged to customers as advisory fee revenue in advisory accounts where LPL Financial or Independent Advisers Group Corporation is the registered investment advisor. A substantial portion of these advisory fees are paid to the related advisor; such payments are recorded as production expense. Certain advisors conduct their advisory business through separate entities by establishing their own Registered Investment Advisor (“RIA”) pursuant to the Investment Advisers Act of 1940, rather than using our corporate registered RIA. These stand-alone RIAs engage us for technology, clearing, regulatory and custody services, as well as access to our investment advisory platforms. The fee-based production generated by the stand-alone RIA is earned by the advisor, and accordingly not included in our advisory fee revenue. We charge administrative fees based on the value of assets within these advisory accounts, and classify such revenues as asset-based fees and transaction and other fees.

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

Valuation of Goodwill and Other Intangibles

We test intangible assets determined to have indefinite useful lives, including trademarks, trade names and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. We perform these annual impairment reviews as of the first day of the fourth quarter (October 1). We use a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe hypothetical marketplace participants would use. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for the excess. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, we assess the recoverability of the carrying value by preparing estimates of future cash flows. We recognize an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.

We perform a goodwill assessment using a more-likely-than-not approach to determine whether there is a greater than 50 percent chance that the fair value of the reporting unit is less than its carrying values. If, after performing the qualitative assessment, management determines there is a less than a 50 percent chance that the fair value of a reporting unit is less than its carrying amount, then performing the two-step test is unnecessary.

If we determine the two-step test is necessary, the first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use income approach methodology to determine the fair value of a reporting unit, which includes the discounted cash flow method and the market approach methodology that includes the use of market multiples. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

As part of our qualitative assessment, we considered macroeconomic conditions such as general deterioration in economic conditions, limitations on accessing capital, debt rating changes and other developments in equity and credit markets. We evaluated industry and market considerations for any deterioration in the environment in which we operate, the increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), any change in the market for products or services and regulatory and political developments. We assessed our overall financial performance, cost factors that would have a negative effect on earnings and prior quantitative assessments.

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

The following table presents the weighted-average assumptions used in calculating the fair value of its stock options and warrants with the Black-Scholes valuation model that have been granted during the years ended December 31, 2011, 2010 and 2009:

	Employees			Advisors and Financial Institutions
	2011	2010	2009	2011	2010	2009
Expected life (in years)	6.50	6.50	6.50	9.71	9.20	9.32
Expected stock price volatility	48.82%	49.22%	50.41%	48.49%	49.46%	54.66%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Fair value of options	$15.99	$17.42	$11.32	$16.59	$25.62	$15.72
Risk-free interest rate	2.20%	2.70%	2.70%	1.95%	3.35%	3.75%

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. The dividend yield of zero is based on the fact that we have not paid a cash dividend on our common stock in the last six years. We estimate the expected term for our employee option awards using the simplified method in accordance with Staff Accounting Bulletin 110, Certain Assumptions Used in Valuation Methods, because we do not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. We estimate the expected term for stock options and warrants awarded to our advisors using the contractual term. Expected volatility is calculated based on companies of similar growth and maturity and our peer group in the industry in which we do business because we do not have sufficient historical volatility data. We will continue to use peer group volatility information until our historical volatility is relevant to measure expected volatility for future grants. In the future, as we gain historical data for volatility of our stock and the actual term over which employees hold our options, expected volatility and the expected term may change, which could substantially change the grant-date fair value of future awards of stock options and, ultimately, compensation recorded on future grants.

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

At December 31, 2011, the fair value of our trading securities owned were $6.3 million. Securities sold but not yet purchased were $0.2 million at December 31, 2011. See Note 5 of our consolidated financial statements for information regarding the fair value of trading securities owned and securities sold but not yet purchased associated with our client facilitation activities. See Note 5 of our consolidated financial statements for information regarding the fair value of securities held to maturity.

We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.

We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trail commissions are paid and assets eligible for sponsor payments.

Interest Rate Risk

We are exposed to risk associated with changes in interest rates. As of December 31, 2011, all of the outstanding debt under our senior secured credit facilities, $1.3 billion, was subject to floating interest rate risk. To provide some protection against potential rate increases associated with our floating senior secured credit facilities, we have entered into a derivative instrument in the form of an interest rate swap agreement with Morgan Stanley Capital Services, Inc. covering a portion, $65.0 million, of our senior secured indebtedness. While the unhedged portion of our senior secured debt is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at December 31, 2011:

	Outstanding at	Annual Impact of an Interest Rate Increase of
	Variable Interest	10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans	Rates	Points	Points	Points	Points
	(In thousands)
2013 Term Loan (Hedged)(1)	$65,000	$—	$—	$—	$—
2013 Term Loan (Unhedged)(2)	237,489	236	591	1,181	2,363
2015 Term Loan (Unhedged)(3)	476,935	—	—	—	376
2017 Term Loan (Unhedged)(3)	553,244	—	—	—	437
Variable Rate Debt Outstanding	$1,332,668	$236	$591	$1,181	$3,176
____________

(1)
Represents the portion of our 2013 Term Loan that is hedged by interest rate swap agreements, which have been designated as cash flow hedges against specific payments due on the 2013 Term Loan. Accordingly, any interest rate differential is reflected in an adjustment to interest expense over the term of the interest rate swap agreement. The variable interest rate for the hedged portion of our 2013 Term Loan is based on the three-month LIBOR of 0.58%, plus the applicable interest rate margin of 1.75%.

(2)
Represents the unhedged portion of our 2013 Term Loan outstanding at December 31, 2011. The variable interest rate for the unhedged portion of our 2013 Term Loan is based on the one-month LIBOR of 0.30%, plus the applicable interest rate margin of 1.75%.

(3)	The variable interest rate for our 2015 Term Loan and our 2017 Term Loan is based on the greater of the one-month LIBOR of 0.30% or 1.50%, plus an applicable interest rate margin.
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
The average Federal Reserve effective federal funds rate for December 2011 was 0.07%. The following table reflects the approximate annual impact to asset-based fees on our insured cash programs (assuming that client balances at December 31, 2011 remain unchanged) of an upward or downward change in short-term interest rates of one basis point (in thousands):

Federal Reserve Effective Federal Funds Rate	Annualized Increase or Decrease in Asset-Based Fees per One Basis Point Change
	(Dollars in thousands)
0.00% - 0.25%		$1,442
0.26% - 1.25%		721
1.26% - 2.50%		334
> 2.50%		$—
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

These activities are transacted on either a cash or margin basis. Our credit exposure in these transactions consists primarily of margin accounts, through which we extend credit to clients collateralized by cash (for purposes of margin lending - cash is not used as collateral) and securities in the client’s account. Under many of these agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions.

As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our loss on margin accounts is immaterial and did not exceed $0.1 million during the years ended December 31, 2011, 2010 and 2009. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

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

Risk Management

We have established various committees of the Board of Directors to manage the risks associated with our business. Our Audit Committee was established for the primary purpose of overseeing (i) the integrity of our consolidated financial statements, (ii) our compliance with legal and regulatory requirements that may impact our consolidated financial statements or financial operations, (iii) the independent auditor’s qualifications and independence and (iv) the performance of our independent auditor and internal audit function. Our Compensation and Human Resources Committee was established for the primary purpose of (i) overseeing our efforts to attract, retain and motivate members of our senior management team in partnership with the Chief Executive Officer, (ii) to carry out the Board’s overall responsibility relating to the determination of compensation for all executive officers to achieve the proper risk-reward balance and not encourage unnecessary or excessive risk-taking, (iii) to oversee all other aspects of our compensation and human resource policies and (iv) to oversee our management resources, succession planning and management development activities. As mandated by the Audit Committee, we also have established a Risk Oversight Committee comprised of a group of our senior-most executives to oversee the risk management activities of the Company.

In addition to various committees, we have written policies and procedures that govern the conduct of business by our advisors, our employees, our relationship with advisors' clients and the terms and conditions of our relationships with product manufacturers. Our client and advisor policies address the extension of credit for client accounts, data and physical security, compliance with industry regulation and codes of ethics to govern employee and advisor conduct among other matters.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2011, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2011 was effective.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
LPL Investment Holdings Inc.
Boston, Massachusetts
We have audited the internal control over financial reporting of LPL Investment Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effectiveness of internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011, of the Company, and our report dated February 27, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP
Costa Mesa, California
February 27, 2012

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Other than the information relating to our executive officers provided below, the information required to be furnished pursuant to this item is incorporated by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders.

The following table provides certain information about each of the Company’s current executive officers as of the date this Annual Report on Form 10-K has been filed with the SEC:

Name	Age	Position
Mark S. Casady	51	Chief Executive Officer and Chairman of the Board
Esther M. Stearns	51	President and Chief Operating Officer
Robert J. Moore	50	Chief Financial Officer and Treasurer
William E. Dwyer	54	Managing Director, President — National Sales and Marketing
Dan H. Arnold	47	Managing Director, Head of Strategy
Stephanie L. Brown	59	Managing Director, General Counsel and Secretary
Jonathan G. Eaton	53	Managing Director, Custom Clearing Services
Christopher F. Feeney	56	Managing Director, Chief Information Officer
Mark R. Helliker	48	Managing Director, Broker-Dealer Support Services
John J. McDermott	55	Managing Director, Chief Risk Officer

Executive Officers

Mark S. Casady — Chief Executive Officer and Chairman of the Board

Mr. Casady is chairman of the board of directors and our chief executive officer. He joined us in May 2002 as chief operating officer, became our president in April 2003, and became our chief executive officer and chairman in December 2005. Before joining our firm, Mr. Casady was managing director, mutual fund group for Deutsche Asset Management, Americas — formerly Scudder Investments. He joined Scudder in 1994 and held roles as managing director — Americas; head of global mutual fund group and head of defined contribution services. He was also a member of the Scudder, Stevens and Clark Board of Directors and Management Committee. He is former chairman and a current board member of the Insured Retirement Institute, is a member of the Financial Services Roundtable board of directors and serves on FINRA’s board of governors. Mr. Casady received his B.S. from Indiana University and his M.B.A. from DePaul University.

Esther M. Stearns — President and Chief Operating Officer

Ms. Stearns has been our president since March 2007 and our chief operating officer since September 2004. She joined us in July 1996 as chief information officer. Ms. Stearns provides oversight to our company, with a focus on strategic direction. Prior to joining us, she was vice president of information systems at Charles Schwab & Co., Inc., where she worked for 14 years in a variety of leadership roles. She received her B.A. from the University of Chicago.

Robert J. Moore — Chief Financial Officer and Treasurer

Mr. Moore joined us in September 2008 as chief financial officer. In addition to formulating financial policy and planning and ensuring the effectiveness of the financial functions within our firm, Mr. Moore participates directly in the strategic direction and oversight of all aspects of our company. He is also responsible for oversight of our research and risk management functions, as well as several areas of national sales and marketing. From 2006 to 2008, Mr. Moore served as chief executive officer and chief financial officer at ABN AMRO North America and LaSalle Bank Corporation. Before this role, Mr. Moore worked for Diageo PLC, Europe and Great Britain, in a number of finance management positions, ultimately serving as chief financial officer. Mr. Moore serves as a board member of Optimum Funds Trust and an independent board member and compensation committee member for Legal and General Investment Management America. He holds a B.B.A. in finance from the University of Texas, Austin and a M.M. in finance, marketing and international business from Northwestern University and is a Chartered Financial Analyst (CFA).

William E. Dwyer — Managing Director, President — National Sales and Marketing

Mr. Dwyer has served as managing director, president — National Sales and Marketing since September 2009. He joined us in July 1992 and became managing director, branch development in January 2004, managing director, national sales in July 2005, and managing director, president of Independent Advisor Services in February 2007. Mr. Dwyer is responsible for the management, satisfaction, retention and recruitment of our independent advisors and financial institutions, as well as for LPL Financial Retirement Partners. Mr. Dwyer serves as a member of the Financial Services Institute Board of Directors. In addition, he serves on the board of directors and is on the Private Client Services Executive Committee for the Securities Industry Financial Markets Association. He received his B.A. from Boston College.

Dan H. Arnold — Managing Director, Head of Strategy

Mr. Arnold serves as managing director, head of strategy. In this role since October 2011, he is responsible for long-term strategic planning for the firm. Mr. Arnold joined our firm in January 2007 following our acquisition of UVEST and served as managing director and divisional president of Institution Services. Between 2009 and 2011, Mr. Arnold also provided executive oversight of LPL Insurance Associates, which provides insurance services to LPL advisors. Prior to joining us, Mr. Arnold worked at UVEST for 13 years, serving most recently as president and chief operating officer. Mr. Arnold serves on the board of directors of the Bank Insurance & Securities Association. He is a graduate of Auburn University and holds an M.B.A. in finance from Georgia State University.

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

Christopher F. Feeney — Managing Director, Chief Information Officer

Mr. Feeney joined us in January 2008 as chief information officer and managing director for the Business Technology Services business unit. Mr. Feeney is responsible for enhancing the technology offerings and support we provide to our advisors and their clients. From 2005 to 2007, Mr. Feeney was global managing director of wealth management at Thomson Financial. Mr. Feeney was chief executive officer of Telerate, Inc., from July 2003 until its sale to Reuters in December 2004. He holds a B.A. in literature from the State University of New York, Oneonta, and graduated from the Securities Industry Institute at the Wharton School.

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

John J. McDermott — Managing Director, Chief Risk Officer

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

Items  11, 12, 13 and 14.

The information required by Items 11, 12, 13 and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Consolidated Financial Statements

Our consolidated financial statements appearing on pages F-1 through F-42 are incorporated herein by reference.

(b) Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of LPL Investment Holdings Inc., dated November 23, 2010. (1)
3.2	Second Amended and Restated Bylaws of LPL Investment Holdings Inc. (2)
4.1	Stockholders’ Agreement, dated as of December 28, 2005, among LPL Investment Holdings Inc., LPL Holdings, Inc. and other stockholders party thereto. (3)
4.2	First Amendment to Stockholders’ Agreement dated December 28, 2005, among LPL Investment Holdings Inc., LPL Holdings, Inc. and other stockholders party thereto, dated November 23, 2010. (14)
4.3
Stockholders’ Agreement among the Company and Hellman & Friedman Capital Partners IV, L.Pl, Hellman & Friedman Capital Partners V (Parallel), L.P., Hellman & Friedman Capital Associates V, L.P. and TPG Partners IV, L.P., dated November 23, 2010.*

4.4	Fifth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan. (4)
4.5	Management Stockholders’ Agreement among the Company, Stephanie L. Brown, Mark S. Casady, William E. Dwyer III, Robert J. Moore, and Esther M. Stearns, dated November 23, 2010. (14)
10.1	2005 Stock Option Plan for Incentive Stock Options. (5)
10.2	2005 Stock Option Plan for Non-Qualified Stock Options. (5)
10.3	Amended and Restated Executive Employment Agreement among Mark S. Casady, the Company, LPL Holdings, Inc. and LPL Financial Corporation, dated July 23, 2010. (2)
10.4	Amended and Restated Executive Employment Agreement among Esther M. Stearns, the Company, LPL Holdings, Inc. and LPL Financial Corporation, dated July 23, 2010. (2)
10.5	Amended and Restated Executive Employment Agreement among William E. Dwyer III, the Company, LPL Holdings, Inc. and LPL Financial Corporation, dated July 23, 2010. (2)
10.6	Executive Employment Agreement between Dan H. Arnold and UVEST Financial Services Group Inc. dated January 2, 2007. (6)
10.7	Amendment dated September 28, 2009 to the Executive Employment Agreement between Dan H. Arnold and UVEST Financial Services Group Inc. dated January 2, 2007. (6)
10.8	Amended and Restated Executive Employment Agreement among Stephanie L. Brown, the Company, LPL Holdings, Inc. and LPL Financial Corporation dated July 23, 2010. (2)
10.9	Executive Employment Agreement between Jonathan G. Eaton and LPL Holdings Inc., dated December 28, 2005. (5)
10.10	Executive Employment Agreement among Robert J. Moore, the Company, LPL Holdings, Inc. and LPL Financial Corporation, dated July 23, 2010. (2)
10.11	Form of Indemnification Agreement. (1)
10.12	LPL Investment Holdings Inc. 2008 Stock Option Plan. (7)
10.13	Form of LPL Investment Holdings Inc. Stock Option Agreement. (6)
10.14	LPL Investment Holdings Inc. 2008 Nonqualified Deferred Compensation Plan. (8)
10.15	LPL Investment Holdings Inc. Advisor Incentive Plan. (9)
10.16	LPL Investment Holdings Inc. Financial Institution Incentive Plan. (6)
10.17	LPL Investment Holdings Inc. and Affiliates Corporate Executive Bonus Plan. (10)
10.18	Thomson Transaction Services Master Subscription Agreement dated as of January 5, 2009 between LPL Financial Corporation and Thomson Financial LLC. (11)†

Exhibit No.	Description of Exhibit
10.19
Third Amended and Restated Credit Agreement, dated as of May 24, 2010, by and among LPL Investment Holdings, Inc., LPL Holdings, Inc., the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Morgan Stanley & Co., as Collateral Agent. (12)

10.20	LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (1)
10.21	Form of Senior Executive Stock Option Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (13)
10.22	Form of Senior Management Stock Option Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (13)
10.23	LPL Financial LLC Executive Severance Plan, effective as of November 23, 2010. (14)
10.24	Relocation Bonus Agreement between Mark R. Helliker and LPL Financial LLC, dated January 25, 2011. (14)
10.25	Amendment to the LPL Investment Holdings Inc. 2008 Nonqualified Deferred Compensation Plan, dated December 1, 2011.*
21.1	List of Subsidiaries of LPL Investment Holdings Inc.*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation*
____________

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010.

(2)	Incorporated by reference to current report on Form 8-K filed on July 23, 2010.

(3)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10 filed on July 10, 2007.

(4)	Incorporated by reference to the Form 8-K filed on December 18, 2008.

(5)	Incorporated by reference to the Registration Statement on Form 10 filed on April 30, 2007.

(6)	Incorporated by reference to the Registration Statement on Form S-1 filed on June 4, 2010.

(7)	Incorporated by reference to the Form 8-K filed on February 21, 2008.

(8)	Incorporated by reference to the Form 8-K filed on November 25, 2008.

(9)	Incorporated by reference to the Form S-8 on June 5, 2008.

(10)	Incorporated by reference to the Schedule 14A filed on April 27, 2010.

(11)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on June 22, 2010.

(12)	Incorporated by reference to the Form 8-K filed on May 28, 2010.

(13)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed on November 3, 2010.

(14)	Incorporated by reference to the Form 10-K filed on March 9, 2011.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LPL Investment Holdings Inc.

By:    /s/  Mark S. Casady
Mark S. Casady
Chief Executive Officer and Chairman

Dated: February 27, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Casady Mark S. Casady	Chief Executive Officer and Chairman	February 27, 2012

/s/ Robert J. Moore Robert J. Moore	Chief Financial Officer	February 27, 2012

/s/ Thomas D. Lux Thomas D. Lux	Chief Accounting Officer	February 27, 2012

/s/ Richard W. Boyce Richard W. Boyce	Director	February 27, 2012

/s/ John J. Brennan John J. Brennan	Director	February 27, 2012

/s/ James S. Putnam James S. Putnam	Director	February 27, 2012

/s/ Jeffrey A. Goldstein Jeffrey A. Goldstein	Director	February 27, 2012

/s/ James S. Riepe James S. Riepe	Director	February 27, 2012

/s/ Richard P. Schifter Richard P. Schifter	Director	February 27, 2012

/s/ Jeffrey E. Stiefler Jeffrey E. Stiefler	Director	February 27, 2012

/s/ Allen R. Thorpe Allen R. Thorpe	Director	February 27, 2012

LPL INVESTMENT HOLDINGS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of LPL Investment Holdings Inc. are included in response to Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
LPL Investment Holdings Inc.
Boston, Massachusetts

We have audited the accompanying consolidated statements of financial condition of LPL Investment Holdings Inc., and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LPL Investment Holdings Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Costa Mesa, California
February 27, 2012

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2011, 2010 and 2009
(Dollars in thousands, except per share data)

	2011	2010	2009
REVENUES:
Commissions	$1,754,435	$1,620,811	$1,477,655
Advisory fees	1,027,473	860,227	704,139
Asset-based fees	359,724	317,505	272,893
Transaction and other fees	292,207	274,148	255,574
Interest income, net of interest expense	20,065	19,807	20,545
Other	25,471	20,988	18,699
Total net revenues	3,479,375	3,113,486	2,749,505
EXPENSES:
Commissions and advisory fees	2,410,337	2,362,910	1,872,478
Compensation and benefits	322,126	308,656	270,436
Promotional	82,885	69,191	61,451
Depreciation and amortization	72,741	86,037	108,296
Occupancy and equipment	55,470	50,159	50,475
Professional services	41,590	39,521	38,071
Brokerage, clearing and exchange	38,087	34,625	32,101
Communications and data processing	36,696	34,372	36,194
Regulatory fees and expenses	26,116	26,143	23,217
Restructuring charges	21,407	13,922	58,695
Other	20,471	48,413	24,602
Total operating expenses	3,127,926	3,073,949	2,576,016
Interest expense from senior credit facilities, subordinated notes and revolving line of credit	68,764	90,407	100,922
Loss on extinguishment of debt	—	37,979	—
Total expenses	3,196,690	3,202,335	2,676,938
INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT (FROM) INCOME TAXES	282,685	(88,849)	72,567
PROVISION FOR (BENEFIT FROM) INCOME TAXES	112,303	(31,987)	25,047
NET INCOME (LOSS)	$170,382	$(56,862)	$47,520
EARNINGS (LOSS) PER SHARE (Note 16):
Basic	$1.55	$(0.64)	$0.54
Diluted	$1.50	$(0.64)	$0.47
See notes to consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
For the Years Ended December 31, 2011 and 2010
(Dollars in thousands, except par value)

	2011	2010
ASSETS
Cash and cash equivalents	$720,772	$419,208
Cash and securities segregated under federal and other regulations	382,905	373,634
Receivables from:
Clients, net of allowance of $716 at December 31, 2011 and $655 at December 31, 2010	301,292	271,051
Product sponsors, broker-dealers and clearing organizations	143,493	203,332
Others, net of allowance of $8,833 at December 31, 2011 and $6,796 at December 31, 2010	187,408	169,391
Securities owned:
Trading — at fair value	6,290	9,259
Held-to-maturity	11,167	9,563
Securities borrowed	7,890	8,391
Income taxes receivable	—	144,041
Fixed assets, net of accumulated depreciation and amortization of $305,143 at December 31, 2011 and $276,501 at December 31, 2010	91,317	78,671
Debt issuance costs, net of accumulated amortization of $19,197 at December 31, 2011 and $14,106 at December 31, 2010	18,620	23,711
Goodwill	1,334,086	1,293,366
Intangible assets, net of accumulated amortization of $198,139 at December 31, 2011 and $172,726 at December 31, 2010	537,670	560,077
Other assets	73,416	82,472
Total assets	$3,816,326	$3,646,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$187,575	$182,489
Payables to clients	456,719	383,289
Payables to broker-dealers and clearing organizations	34,755	39,070
Accrued commissions and advisory fees payable	109,715	130,408
Accounts payable and accrued liabilities	160,399	154,586
Income taxes payable	906	—
Unearned revenue	59,537	53,618
Interest rate swaps	1,377	7,281
Securities sold but not yet purchased — at fair value	161	4,821
Senior credit facilities	1,332,668	1,386,639
Deferred income taxes — net	127,766	130,211
Total liabilities	2,471,578	2,472,412
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 110,531,939 shares issued at December 31, 2011 and 108,714,757 shares issued at December 31, 2010	110	109
Additional paid-in capital	1,137,723	1,051,722
Treasury stock, at cost — 2,617,629 shares at December 31, 2011 and 0 shares at December 31, 2010	(89,037)	—
Accumulated other comprehensive loss	(850)	(4,496)
Retained earnings	296,802	126,420
Total stockholders’ equity	1,344,748	1,173,755
Total liabilities and stockholders’ equity	$3,816,326	$3,646,167
See notes to consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands)

			Additional Paid-In Capital			Stockholder Loans	Accumulated Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2008	93,968	$87	$670,897	—	$—	$(936)	$(15,498)	$135,762	$790,312
Comprehensive income:
Net income								47,520	47,520
Unrealized gain on interest rate swaps, net of tax expense of $3,899							4,226		4,226
Other comprehensive income									51,746
Stockholder loans						437			437
Exercise of stock options	257		290						290
Excess tax benefits from stock options exercised			147						147
Share-based compensation			8,124						8,124
Repurchase of common stock	(10)		(181)						(181)
BALANCE — December 31, 2009	94,215	$87	$679,277	—	$—	$(499)	$(11,272)	$183,282	$850,875
Comprehensive loss:
Net loss								(56,862)	(56,862)
Unrealized gain on interest rate swaps, net of tax expense of $3,235							6,776		6,776
Other comprehensive loss									(50,086)
Stockholder loans						499			499
Revocation of restricted stock awards	(25)
Exercise of stock options and warrants	13,039	13	88						101
Release on the restriction of stock awards		7	221,975						221,982
Excess tax benefits from share-based compensation			93,445						93,445
Share-based compensation			15,137						15,137
Issuance of common stock	1,486	2	41,800						41,802
BALANCE — December 31, 2010	108,715	$109	$1,051,722	—	$—	$—	$(4,496)	$126,420	$1,173,755
Comprehensive income:
Net income								170,382	170,382
Unrealized gain on interest rate swaps, net of tax expense of $2,258							3,646		3,646
Total comprehensive income									174,028
Treasury stock purchases				2,618	(89,037)				(89,037)
Exercise of stock options and warrants	1,817	1	10,161						10,162
Excess tax benefits from share-based compensation			57,590						57,590
Share-based compensation			18,250						18,250
BALANCE — December 31, 2011	110,532	$110	$1,137,723	2,618	$(89,037)	$—	$(850)	$296,802	$1,344,748
See notes to consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$170,382	$(56,862)	$47,520
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash items:
Depreciation and amortization	72,741	86,037	108,296
Amortization of debt issuance costs	5,091	4,896	3,757
Impairment of fixed assets	—	840	1,288
Loss on disposal of fixed assets	112	160	329
Share-based compensation	18,250	237,119	8,124
Excess tax benefits related to share-based compensation	(57,590)	(93,445)	(147)
Provision for bad debts	3,833	1,621	3,319
Deferred income tax provision	(8,432)	(21,619)	(41,460)
Loss on extinguishment of debt	—	37,979	—
Impairment of intangible assets	2,776	—	18,636
Lease abandonment	1,054	5,383	6,612
Loan forgiveness	1,530	4,359	2,072
Other	1,511	(160)	(347)
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	(9,271)	(85,026)	52,967
Receivables from clients	(30,302)	(13,522)	38,268
Receivables from product sponsors, broker-dealers and clearing organizations	59,839	(31,432)	59,500
Receivables from others	(22,549)	(35,546)	(50,937)
Securities owned	3,158	6,297	(3,832)
Securities borrowed	501	(3,441)	(4,346)
Other assets	(7,806)	(3,877)	(8,061)
Drafts payable	5,086	56,722	(28,664)
Payables to clients	73,430	(110,654)	30,932
Payables to broker-dealers and clearing organizations	(4,315)	20,853	(3,517)
Accrued commissions and advisory fees payable	(20,693)	20,368	9,713
Accounts payable and accrued liabilities	(19,754)	15,279	(236)
Income taxes receivable/payable	202,537	(73,835)	12,092
Unearned revenue	5,919	7,774	9,186
Securities sold but not yet purchased	(4,660)	818	93
Net cash provided by (used in) operating activities	442,378	(22,914)	271,157

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - (Continued)
For the Years Ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	2011	2010	2009
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(36,347)	(23,095)	(8,313)
Proceeds from disposal of fixed assets	—	—	200
Purchase of securities classified as held-to-maturity	(7,685)	(5,392)	(3,746)
Proceeds from maturity of securities classified as held-to-maturity	6,000	6,200	3,700
Proceeds from the sale of equity investment	—	—	31
Deposits of restricted cash	(7,794)	(24,121)	(12,759)
Release of restricted cash	22,245	7,216	7,163
Acquisitions (Note 3)	(41,977)	—	—
Net cash used in investing activities	(65,558)	(39,192)	(13,724)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving line of credit	—	—	(90,000)
Repayment of senior credit facilities	(53,971)	(12,584)	(8,424)
Proceeds from senior credit facilities	—	566,700	—
Redemption of subordinated notes	—	(579,563)	—
Payment of debt amendment costs	—	(7,181)	(372)
Repurchase of common stock	(89,037)	—	(181)
Excess tax benefits related to share-based compensation	57,590	93,445	147
Repayment of stockholder loans	—	—	462
Proceeds from stock options and warrants exercised	10,162	101	290
Issuance of common stock	—	41,802	—
Net cash (used in) provided by financing activities	(75,256)	102,720	(98,078)
NET INCREASE IN CASH AND CASH EQUIVALENTS	301,564	40,614	159,355
CASH AND CASH EQUIVALENTS — Beginning of year	419,208	378,594	219,239
CASH AND CASH EQUIVALENTS — End of year	$720,772	$419,208	$378,594
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$68,669	$92,888	$101,128
Income taxes paid	$60,651	$63,387	$54,919
NONCASH DISCLOSURES:
Capital expenditures purchased through short-term credit	$6,226	$4,023	$2,640
Increase in unrealized gain on interest rate swaps, net of tax expense	$3,646	$6,776	$4,226
Discount on proceeds from senior credit facilities recorded as debt issuance costs	$—	$13,300	$—
See notes to consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.    Organization and Description of the Company

LPL Investment Holdings Inc. (“LPLIH”), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the “Company”) provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at financial institutions (collectively “advisors”) in the United States of America. Through its custody and clearing platform, using both proprietary and third-party technology, the Company provides access to diversified financial products and services enabling its advisors to offer independent financial advice and brokerage services to retail investors (their “clients”).

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

Description of Our Subsidiaries — LPLH, a Massachusetts holding corporation, owns 100% of the issued and outstanding common stock of LPL Financial LLC (“LPL Financial”), UVEST Financial Services Group, Inc. (“UVEST”), LPL Independent Advisor Services Group LLC (“IASG”), Independent Advisers Group Corporation (“IAG”), LPL Insurance Associates, Inc. (“LPLIA”) and Concord Capital Partners (“Concord Wealth Management” or “CCP”). LPLH is also the majority stockholder in PTC Holdings, Inc. (“PTCH”), and owns 100% of the issued and outstanding voting common stock. As required by the Office of the Comptroller of the Currency, members of the Board of Directors of PTCH own shares of nonvoting common stock in PTCH.

LPL Financial, headquartered in Boston, San Diego and Charlotte, is a clearing broker-dealer and an investment adviser that principally transacts business as an agent for its advisors and financial institutions on behalf of their clients in a broad array of financial products and services. LPL Financial is licensed to operate in all 50 states, Washington D.C. and Puerto Rico.

UVEST, headquartered in Charlotte, is an introducing broker-dealer and investment adviser that provides independent, nonproprietary third-party brokerage and advisory services to banks, credit unions and other financial institutions. UVEST is licensed to operate in all 50 states and Washington D.C. During 2011, the Company committed to a corporate restructuring plan to enhance its service offering, while generating efficiencies by consolidating the operations of UVEST with those of LPL Financial (see Note 4).

IASG is a holding company for Mutual Service Corporation (“MSC”), Associated Financial Group, Inc. (“AFG”), Associated Securities Corp., Inc. (“Associated”), Associated Planners Investment Advisory, Inc. (“APIA”) and Waterstone Financial Group, Inc. (“WFG”) (together, the “Affiliated Entities”). On July 10, 2009, the Company committed to a corporate restructuring plan to consolidate the operations of the Affiliated Entities with those of LPL Financial. Prior to the consolidation of operations, the Affiliated Entities engaged primarily in introducing brokerage and advisory transactions to unaffiliated third-party clearing broker-dealers. The Affiliated Entities ceased operations as active broker-dealers on September 14, 2009 and the securities licenses of advisors associated with the Affiliated Entities who elected to transfer, as well as their respective client accounts which had previously cleared through a third-party platform, were transferred to the LPL Financial clearing platform. Following the completion of these transfer activities, advisors and client accounts previously associated with the Affiliated Entities are associated with LPL Financial. The Affiliated Entities had no active employees, advisors or client accounts as of December 31, 2011. Associated and WFG have withdrawn their registration with the Financial Industry Regulatory Authority’s (“FINRA”) effective February 5, 2011, and MSC has withdrawn its registration with FINRA effective November 11, 2011. See Note 4 for further discussion.

IAG is a registered investment adviser which offers an investment advisory platform for clients of advisors working for other financial institutions.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Concord Capital Partners provides technology and open architecture investment management solutions for trust departments of financial institutions. See Note 3 for additional details.

2.    Summary of Significant Accounting Policies

Basis of Presentation — These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, intangible assets, allowance for doubtful accounts, valuation of share-based compensation, accruals for liabilities, income taxes, revenue and expense accruals, and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ materially from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements. Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current period presentation. The Company has evaluated subsequent events up to and including the date these consolidated financial statements were issued.

Consolidation — These consolidated financial statements include the accounts of LPLIH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method.

Revenue Recognition Policies:

Commission — The Company records commissions received from mutual funds, annuity, insurance, equity, fixed income, direct investment, option and commodity transactions. Commissions also include mutual fund and variable annuity trails, which are recognized as earned. Due to the significant volume of mutual fund and variable annuity purchases and sales transacted by advisors directly with product manufacturers, management estimates its trail revenues and upfront commission for each accounting period for which the proceeds have not yet been received. These estimates are based on a number of factors, primarily on market levels and the volume of similar transactions in prior periods. The amount of such accruals are shown as commissions receivable from product sponsors and others (see Note 7), and are classified within receivables from product sponsors, broker-dealers and clearing organizations in the consolidated statements of financial condition. The Company also records commissions payable based upon standard payout ratios for each product as it accrues for commission revenue. Clients' securities transactions are recorded on a settlement-date basis, with related commission income and expense reported on a trade-date basis.

Advisory Fees — The Company charges investment advisory fees based on each client’s portfolio value, primarily on the last business day of the preceding quarter. Advisory fees collected in advance are recorded as unearned revenue and are recognized ratably over the period in which such fees are earned. Advisory fees collected in arrears are recorded as earned.

Certain advisors conduct their advisory business through separate entities by establishing their own Registered Investment Advisor (“RIA”) pursuant to the Investment Advisers Act of 1940, rather than using the Company’s corporate registered RIA. These stand-alone RIAs ("Independent RIA") engage the Company for clearing, regulatory and custody services, as well as access to the Company’s investment advisory platforms. The advisory fees charged to clients are earned by the Independent RIA, and accordingly are not recorded as advisory revenue of the Company. Furthermore, the Company supports certain financial advisors with customized clearing, advisory platforms. Accordingly, the Company charges administrative fees to Independent RIAs including custody and clearing and trading fees, based on the value of assets within these advisory accounts.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Asset-Based Fees — Asset-based fees are comprised of fees from cash sweep programs, financial product manufacturer sponsorship programs, and omnibus processing and networking services and are recorded and recognized ratably over the period in which services are provided.

Transaction and Other Fees — The Company charges transaction fees for executing noncommissionable transactions in client accounts. Transaction related charges are recognized on a trade-date basis. Other fees relate to services provided and other account charges generally outlined in the Company’s agreements with its clients, advisors and financial institutions. Such fees are recognized as services are performed or as earned, as applicable. In addition, the Company offers various services, for which fees are charged on a subscription basis and are recognized over the subscription period.

Interest Income, Net of Interest Expense — The Company earns interest income from its cash equivalents and client margin balances, less interest expense on related transactions. Because interest expense incurred in connection with cash equivalents and client margin balances is completely offset by revenue on related transactions, the Company considers such interest to be an operating expense. Interest expense from operations for the years ended December 31, 2011, 2010 and 2009 did not exceed $1.0 million in any fiscal year presented.

Compensation and Benefits — The Company records compensation and benefits for all cash and deferred compensation, benefits and related taxes as earned by its employees. Compensation and benefits expense also includes fees earned by temporary employees and contractors who perform similar services to those performed by the Company’s employees, primarily software development and project management activities. Temporary employee and contractor services of $21.0 million, $21.8 million, and $18.0 million were incurred during the years ended December 31, 2011, 2010, and 2009, respectively.

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

Earnings Per Share — In calculating earnings (loss) per share using the two-class method, the Company is required to allocate a portion of its earnings to employees that hold stock units that contain non-forfeitable rights to dividends or dividend equivalents under its 2008 Nonqualified Deferred Compensation Plan. Basic earnings per share is computed by dividing income less earnings attributable to employees that hold stock units under the 2008 Nonqualified Deferred Compensation Plan by the basic weighted average number of shares outstanding. Diluted earnings per share is computed in a manner similar to basic earnings per share, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options, warrants and other stock-based awards.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Receivables From and Payables to Clients — Receivables from and payables to clients includes amounts due on cash and margin transactions. The Company extends credit to its clients to finance their purchases of securities on margin. The Company receives income from interest charged on such extensions of credit. Payables to clients represent credit balances in client accounts arising from deposits of funds, proceeds from sales of securities, and dividend and interest payments received on securities held in client accounts at LPL Financial. Of the balance at December 31, 2011, $445.9 million of the balance represent free credit balances which are held pending re-investment by the clients. The remaining balance represents funds received from clients to support their trading activities, primarily as collateral for clients' short selling of securities. The Company pays interest on certain client payable balances.

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

The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from clients for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Beginning balance — January 1	$655	$792
Provision for bad debts	61	—
Charge-offs — net of recoveries	—	(137)
Ending balance — December 31	$716	$655

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

against actual trends experienced.

The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from others for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Beginning balance — January 1	$6,796	$6,159
Provision for bad debts	3,772	1,621
Charge-offs — net of recoveries	(1,735)	(984)
Ending balance — December 31	$8,833	$6,796

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

Securities Borrowed and Loaned — Securities borrowed and securities loaned are accounted for as collateralized financings and are recorded at contract value, representing the amount of cash provided for securities borrowed transactions and the amount of cash received for securities loaned (generally in excess of market values). The adequacy of the collateral deposited, which is determined by comparing the market value of the securities borrowed to the cash loaned, is continuously monitored and adjusted when considered necessary to minimize the risk associated with this activity. The collateral received for securities loaned is generally cash and is adjusted daily through the National Securities Clearing Corporation's ("NSCC") net settlement process, and is classified as payables to broker-dealers and clearing organizations in the consolidated statements of financial condition. Securities loaned generally represent client securities that can be hypothecated under standard margin loan agreements.

At December 31, 2011 and 2010, the values of the securities borrowed by the Company and the rehypothecated securities loaned under the NSCC Stock Borrow Program are as follows (in thousands):

	2011		2010
	Contract Value	Collateral Market Value	Contract Value	Collateral Market Value
Securities borrowed	$7,890	$7,653	$8,391	$8,176
Securities loaned	$14,302	$14,302	$8,113	$8,113

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Acquisitions — When acquiring companies, the Company recognizes separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company's estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
Accounting for business combinations requires the Company's management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support liabilities assumed, and pre-acquisition contingencies. Although the Company believes the assumptions and estimates it has made in the past have been reasonable and appropriate, they are based in part on historical experience, market data and information obtained from the management of the acquired companies and are inherently uncertain.
Examples of critical estimates in valuing certain of the intangible assets the Company has acquired include but are not limited to: (i) future expected cash flows from client relationships, advisor relationships and product sponsor relationships; (ii) estimates to develop or use software; and (iii) discount rates.
If the Company determines that a pre-acquisition contingency is probable in nature and estimable as of the acquisition date, the Company records its best estimate for such a contingency as a part of the preliminary purchase price allocation. The Company continues to gather information for and evaluate pre-acquisition contingencies throughout the measurement period and if the Company makes changes to the amounts recorded or if the Company identifies additional pre-acquisition contingencies during the measurement period, such amounts will be included in the purchase price allocation during the measurement period and, subsequently, in our results of operations.
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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Intangible Assets, Trademarks and Trade Names and Goodwill — The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, the Company's long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized over their useful lives, generally ranging from 5 - 20 years. See Note 9 for further discussion.

When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, the Company assesses the recoverability of the carrying value by preparing estimates of future cash flows. The Company recognizes an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. The Company uses a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions the Company believes hypothetical marketplace participants would use. For the years ended December 31, 2011 and 2009, the Company recorded a $2.8 million and $17.5 million, respectively, charge for the impairment of advisor and financial institution relationship intangible assets which is included in restructuring charges within the consolidated statements of operations. See Notes 4 and 9 for further discussion. No impairment occurred for the year ended December 31, 2010.

The Company tests intangible assets determined to have indefinite useful lives, including trademarks, trade names and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. The Company performs these annual impairment reviews as of the first day of the fourth quarter (October 1). The Company uses a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions the Company believes hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. For the year ended December 31, 2009, the Company recorded a $1.1 million charge for the impairment of trademarks and trade names which is included in restructuring charges within the consolidated statements of operations. No impairment occurred for the years ended December 31, 2011 and 2010.

On the first day of the Company's fourth fiscal quarter of 2011 (October 1st), the Company elected to adopt Accounting Standards Update (“ASU”) No. 2011-08, Goodwill and Other (Topic 350)-Testing Goodwill for Impairment (“ASU 2011-08”), which updated guidance on the periodic testing of goodwill for impairment. ASU 2011-08 allows entities to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test.

ASU 2011-08 is intended to reduce the costs and complexity of performing the annual goodwill impairment test. The qualitative assessment requires management to perform the assessment using a more-likely-than-not approach to determine whether there is a greater than 50 percent chance that the fair value of the reporting unit is less than its carrying values. If, after performing the qualitative assessment, management determines there is a less than a 50 percent chance that the fair value of a reporting unit is less than its carrying amount, then performing the two-step test is unnecessary.

If the Company deems the two-step test is necessary, the first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. The Company typically uses an income approach methodology to determine the fair value of a reporting unit, which includes the discounted cash flow method and the market approach methodology that includes the use of market multiples. The assumptions used in these models are consistent with those the Company believes hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As part of the qualitative assessment, the Company considered macroeconomic conditions such as general deterioration in economic conditions, limitations on accessing capital and other developments in equity and credit markets. The Company evaluated industry and market considerations for any deterioration in the environment in which the Company operates, the increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), any change in the market for products or services and regulatory and political developments. The Company assessed its overall financial performance, cost factors that would have a negative effect on earnings and prior quantitative assessments.

Based on a qualitative assessment and a historical cushion of approximately three times the carrying amount, the Company has determined that it is not necessary to perform a quantitative goodwill impairment test. Annual goodwill impairment assessments performed has indicated that it is more-likely-than-not that the fair value of the reporting units is substantially in excess of carrying value and not at risk of failing the first step of the quantitative goodwill impairment test. No impairment has been recognized during the years ended December 31, 2011, 2010 and 2009.

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

Drafts Payable — Drafts payable represent checks drawn against the Company that have not yet cleared through the bank. At December 31, 2011, the Company had amounts drawn of $176.2 million related to client activities, and $11.4 million of corporate overdrafts.

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Fair Value of Financial Instruments — The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its indebtedness. The Company carries its indebtedness at amortized cost and measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. As of December 31, 2011, the carrying amount and fair value of the Company’s indebtedness was approximately $1,332.7 million and $1,328.2 million, respectively. As of December 31, 2010, the carrying amount and fair value was approximately $1,386.6 million and $1,389.6 million, respectively. See Note 5 for additional detail regarding the Company’s fair value measurements.

Commitments and Contingencies — The Company recognizes liabilities for contingencies when analysis indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount.

Comprehensive Income (Loss) — The Company’s comprehensive income (loss) is composed of net income (loss) and the effective portion of the unrealized gains (losses) on financial derivatives in cash flow hedge relationships, net of related tax effects.

Recently Issued Accounting Pronouncements — Recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2011, that are of significance, or potential significance, to the Company are discussed below.
In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used in International Financial Reporting Standards. The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standard’s update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011, and early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during the first quarter of fiscal 2012. The Company does not expect ASU 2011-04 to have a material impact on its results of operations, financial condition or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), which amends current comprehensive income guidance by eliminating the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company does not anticipate the adoption of ASU 2011-05 to have a material impact on its results of operations, financial condition or cash flows as the only requirement is a change in the format of the current presentation.

In September 2011, the FASB issued ASU No. 2011-08, which updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 will be effective for public companies during annual periods beginning after December 15, 2011, with early adoption permitted. The Company elected to adopt ASU 2011-08 on the first day of its fourth fiscal quarter (October 1), coinciding with its 2011 annual goodwill impairment test. The adoption of ASU 2011-08 did not have a material impact on its results of operations, financial condition or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (ASC Topic 210)—Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), which amended current balance sheet guidance by requiring that companies enhance current disclosures about offsetting assets and liabilities in order to reduce differences between US GAAP and IFRS.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The disclosures are effective for annual reporting periods beginning on or after January 1, 2013. The Company does not anticipate the adoption of ASU 2011-11 to have a material impact on its results of operations, financial condition or cash flows as the only requirement is a change in the format of the current presentation.

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
Including the contingent consideration of $5.3 million, representing $2.0 million paid upon the close of the transaction and an estimated $3.3 million to be paid, total consideration for the NRP acquisition was $25.3 million. Transaction costs associated with the Company’s acquisition of NRP totaling $4.8 million were expensed as incurred through other expense in the consolidated statements of operations. Of these transaction costs, $2.5 million were incurred during the year ended December 31, 2011.

Concord Wealth Management
On April 20, 2011, the Company announced its intent to acquire all of the outstanding common stock of Concord Wealth Management. Concord Wealth Management is an industry leader in providing technology and open architecture investment management solutions for trust departments of financial institutions. Through this acquisition, the Company will have the ability to support both the brokerage and trust business lines of current and prospective financial institutions. The acquisition will also create new expansion opportunities such as giving the Company the ability to custody personal trust assets within banks across the country.
On June 22, 2011, the transaction closed. The Company paid $20.0 million, net of cash acquired, at the closing of the transaction to the former shareholders of Concord Wealth Management and placed $2.3 million of cash into escrow subject to adjustment pursuant to the terms of the stock purchase agreement. As of December 31, 2011, $2.3 million remains in an escrow account to be paid to former shareholders of Concord Wealth Management in accordance with the terms of the stock purchase agreement. The Company has classified the escrow account as restricted cash, which is included in other assets on the consolidated statements of financial condition.

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
Including the contingent consideration of $11.5 million, the total consideration for the acquisition was approximately $33.8 million. During the year ended December 31, 2011, the Company incurred transaction costs associated with its acquisition of Concord Wealth Management totaling $1.0 million which were recorded as other expense in the consolidated statements of operations.

The Company is in the process of finalizing the purchase allocations and the value of contingent considerations for NRP and CCP; therefore, the provisional measures of goodwill, intangibles, fixed assets, and contingent consideration are subject to change.

Set forth below is a reconciliation of assets acquired and liabilities assumed during the year ended December 31, 2011 (in thousands):

	NRP	CCP	Total
Goodwill	$13,698	$27,022	$40,720
Accounts receivable	—	770	770
Other assets	—	190	190
Intangibles	11,800	7,550	19,350
Fixed assets(1)	—	3,950	3,950
Accounts payable and accrued liabilities	(190)	(5,721)	(5,911)
Net assets acquired	$25,308	$33,761	$59,069
___________________

(1)	Fixed assets acquired from CCP relate primarily to internally developed software, which amortizes over 5 years.

Set forth below is supplemental cash flow information for the year ended December 31, 2011 (in thousands):

	NRP	CCP	Total
Cash payments, net of cash acquired	$22,008	$19,969	$41,977
Cash held in escrow	—	2,250	2,250
Contingent consideration	3,300	11,542	14,842
Total purchase price	$25,308	$33,761	$59,069

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company allocated the estimated purchase price to specific amortizable intangible asset categories as follows (dollars in thousands):

	Amortization Period (in years)	Amount Assigned
NRP
Client relationships	11.0	$4,730
Advisor relationships	9.0	4,080
Product sponsor relationships	4.0	2,990
Total intangible assets acquired from NRP		$11,800

CCP
Client relationships	15.0	$7,550

Pro-forma information related to the acquisitions was not included because the impact on the Company’s consolidated statements of operations, financial condition and cash flows was not considered to be material.

4.    Restructuring

Consolidation of Affiliated Entities Initiative
On July 10, 2009, the Company committed to a corporate restructuring plan that consolidated the operations of the Affiliated Entities with LPL Financial. This restructuring was effected to enhance service offerings to advisors while also generating efficiencies. The Company incurred and paid a majority of the restructuring charges in 2010, including transition assistance to certain advisors that transferred from the Affiliated Entities to the Company. Advisors that received transition assistance entered into contracts with the Company ranging from three to five years. The Company amortizes transition assistance over the contract term, and expense is classified as restructuring charges on the consolidated statements of operations. During the year ended December 31, 2011, the Company recorded $1.5 million of expense related to the amortization of transition assistance. Remaining transition assistance of $2.8 million is expected to be recognized into earnings by December 2013.
Consolidation of UVEST Financial Services Group, Inc.
On March 14, 2011, the Company committed to a corporate restructuring plan to consolidate the operations of UVEST with LPL Financial. The restructuring plan was effected to enhance the Company’s service offering, while also generating efficiencies. In connection with the consolidation, certain registered representatives currently associated with UVEST will move to LPL Financial through a transfer of their licenses. The Company completed the transfers in three waves with the first wave occurring in July 2011, the second in October 2011 and the third in December 2011. Following the transfer of registered representatives and client accounts to LPL Financial, all registered representatives and client accounts that transferred shall be associated with LPL Financial and all of the Company’s securities business will be done through a single broker-dealer. In addition, UVEST expects to terminate its clearing relationship with a third-party clearing firm and plans to file a broker-dealer withdrawal request with the Financial Industry Regulatory Authority ("FINRA").
The Company estimates total expenditures associated with the initiative to be approximately $31.6 million over the course of the restructuring plan. These expenditures are comprised of advisor retention and related benefits, contract penalties, technology costs, non-cash charges for the impairment of intangible assets resulting from advisor attrition and other expenses principally relating to the conversion and transfer of registered representatives and client accounts from UVEST to LPL Financial.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the balance of accrued expenses and the changes in the accrued amounts as of and for the year ended December 31, 2011 (in thousands):

	Accrued Balance at December 31, 2010	Costs Incurred(1)	Payments	Non-cash	Accrued Balance at December 31, 2011	Total Expected Restructuring Costs(2)
Conversion and transfer costs(2)	$—	$9,178	$(8,102)	$—	$1,076	$14,690
Contract penalties	—	8,642	190	—	8,832	8,642
Advisor retention and related benefits	—	789	(472)	(67)	250	5,513
Asset impairments	—	2,776	—	(2,776)	—	2,776
Total	$—	$21,385	$(8,384)	$(2,843)	$10,158	$31,621
________________________________

(1)	At December 31, 2011, costs incurred represent the total cumulative costs incurred.

(2)
At December 31, 2011, total expected restructuring costs exclude approximately $12.0 million of internally-developed software related to the corporate restructuring initiative that is being capitalized over a useful life ranging from three to five years, with expense being recorded as depreciation and amortization within the consolidated statements of operations. As of December 31, 2011, approximately $10.9 million has been spent on development activities of which approximately $8.9 million has been capitalized, with the remainder included in costs incurred. The Company anticipates capitalizing an additional $3.1 million of internally-developed software in 2012.

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

The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At December 31, 2011, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:

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

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

securities include money market funds, U.S. treasuries, mutual funds, certificates of deposit, traded equity securities and debt securities.

The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At December 31, 2011, the Company did not adjust prices received from the independent third-party pricing services.

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

There have been no transfers of assets or liabilities between fair value measurement classifications during the years ended December 31, 2011 and 2010.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
At December 31, 2011:
Assets
Cash equivalents	$575,243	$—	$—	$575,243
Securities owned — trading:
Money market funds	262	—	—	262
Mutual funds	4,966	—	—	4,966
Equity securities	47	—	—	47
Debt securities	—	115	—	115
Certificates of deposit	900	—	—	900
Total securities owned — trading	6,175	115	—	6,290
Other assets	21,400	—	—	21,400
Total assets at fair value	$602,818	$115	$—	$602,933
Liabilities
Securities sold but not yet purchased:
Equity securities	$134	$—	$—	$134
Debt securities	—	2	—	2
Certificates of deposit	—	25	—	25
Total securities sold but not yet purchased	134	27	—	161
Interest rate swap	—	1,377	—	1,377
Accounts payable and accrued liabilities	—	—	16,104	16,104
Total liabilities at fair value	$134	$1,404	$16,104	$17,642

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, for example, when evidence of impairment exists. During the year ended December 31, 2011, the Company recorded an asset impairment charge of $2.8 million for certain intangible assets that were determined to have no estimated fair value (See Note 9). The fair value was determined based on the loss of future expected cash flows for institutional relationships that were not retained as a result of the Company’s ongoing consolidation of UVEST with LPL Financial. The Company has determined that the impairment qualifies as a non-recurring Level 3 measurement under the fair value hierarchy.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Changes in Level 3 Recurring Fair Value Measurements
Set forth below is a reconciliation of contingent consideration classified as accounts payable and accrued liabilities on the consolidated statements of financial condition and measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Contingent consideration is measured by discounting, to present value, the contingent payments expected to be made based on the Company’s estimates of certain financial targets expected to result from the acquisitions.

Twelve Months Ended December 31, 2011 (in thousands):
Fair value at December 31, 2010	$—
Issuances of contingent consideration	16,842
Total unrealized losses included in earnings (1)	1,262
Payments	(2,000)
Fair value at December 31, 2011	$16,104
________________________________
(1) Represents the accretion of contingent consideration as the Company approaches the future expected payment.

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

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, for example, when evidence of impairment exists. During the year ended December 31, 2010, the Company recorded asset impairment charges of $0.6 million for certain fixed assets that were determined to have no estimated fair value. The fair value was determined based on the loss of future expected cash flows of the discontinued use of assets attributed to the Affiliated Entities business. The Company

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

has determined that the impairment qualifies as a non-recurring Level 3 measurement under the fair value hierarchy.

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

The amortized cost, gross unrealized gains and fair value of securities held-to-maturity were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Fair Value
At December 31, 2011:
U.S. government notes	$11,167	$27	$11,194

At December 31, 2010:
U.S. government notes	$9,563	$69	$9,632

At December 31, 2011, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within 1 Year		1-3 Years	Total
U.S. government notes — at amortized cost	$8,120	—	$3,047	$11,167
U.S. government notes — at fair value	$8,147		$3,047	$11,194

7.	Receivables from Product Sponsors, Broker-Dealers and Clearing Organizations and Payables to Broker-Dealers and Clearing Organizations

Receivables from product sponsors, broker-dealers and clearing organizations and payables to broker-dealers and clearing organizations were as follows (in thousands):

	December 31,
	2011	2010
Receivables:
Commissions receivable from product sponsors and others	$85,486	$114,829
Receivable from clearing organizations	47,039	65,501
Securities failed-to-deliver	6,052	10,495
Receivable from broker-dealers	4,916	12,507
Total receivables	$143,493	$203,332
Payables:
Securities loaned	$14,302	$8,113
Payable to clearing organizations	13,454	18,509
Securities failed-to-receive	5,885	11,425
Payable to broker-dealers	1,114	1,023
Total payables	$34,755	$39,070

LPL Financial clears commodities transactions for its customers through another broker-dealer on a fully disclosed basis. The amount payable to broker-dealers relates to the aforementioned transactions and is collateralized by securities owned by LPL Financial.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Fixed Assets

The components of fixed assets were as follows (in thousands):

	December 31,
	2011	2010
Internally developed software	$239,219	$206,002
Computers and software	87,798	84,241
Leasehold improvements	46,939	41,772
Furniture and equipment	15,932	16,585
Property	6,572	6,572
Total fixed assets	396,460	355,172
Accumulated depreciation and amortization	(305,143)	(276,501)
Fixed assets — net	$91,317	$78,671

Depreciation and amortization expense for fixed assets was $33.8 million, $49.0 million and $69.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

9.    Goodwill and Intangible Assets

A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2010	$1,293,366
Acquisition of NRP	13,698
Acquisition of CCP	27,022
Balance at December 31, 2011	$1,334,086

During the year ended December 31, 2011, and in conjunction with the corporate restructuring plan to consolidate UVEST, certain institutional relationships were determined to have no future economic benefit. Accordingly, the Company has recorded an intangible asset impairment charge of $2.8 million. The impairment was determined based upon the attrition of institutions and their related revenue streams during the period of consolidation, and has been classified as a restructuring charge (See Note 4) on the consolidated statements of operations.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of intangible assets as of December 31, 2011 and December 31, 2010 are as follows (dollars in thousands):

	Weighted Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
At December 31, 2011:
Definite-lived intangible assets:
Advisor and financial institution relationships	13.7	$450,164	$(132,503)	$317,661
Product sponsor relationships	14.0	230,916	(63,710)	167,206
Client relationships	12.9	14,910	(1,926)	12,984
Total definite-lived intangible assets		$695,990	$(198,139)	$497,851
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$537,670

At December 31, 2010:
Definite-lived intangible assets:
Advisor and financial institution relationships	14.7	$458,424	$(116,687)	$341,737
Product sponsor relationships	15.2	231,930	(55,255)	176,675
Client relationships	14.2	2,630	(784)	1,846
Total definite-lived intangible assets		$692,984	$(172,726)	$520,258
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$560,077

Total amortization expense of intangible assets was $39.0 million, $37.0 million and $39.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. Amortization expense for each of the fiscal years ended December 31, 2012 through 2016 and thereafter is estimated as follows (in thousands):

2012	$39,050
2013	38,268
2014	37,991
2015	37,111
2016	37,004
Thereafter	308,427
Total	$497,851

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were as follows (in thousands):

	December 31,
	2011	2010
Accounts payable accruals	$51,173	$56,377
Accrued net payroll	42,559	44,401
Other accrued liabilities	24,515	8,273
Advisor deferred compensation plan liability	20,166	16,542
Legal accrual	13,221	17,602
Deferred rent	8,765	11,391
Total payables	$160,399	$154,586

11.    Income Taxes

The Company’s provision for (benefit from) income taxes was as follows (in thousands):

	2011	2010	2009
Current provision (benefit):
Federal	$105,176	$(6,316)	$53,757
State	15,559	(4,052)	12,750
Total current provision (benefit)	120,735	(10,368)	66,507
Deferred benefit:
Federal	(6,781)	(17,877)	(24,360)
State	(1,651)	(3,742)	(17,100)
Total deferred benefit	(8,432)	(21,619)	(41,460)
Provision for (Benefit from) income taxes	$112,303	$(31,987)	$25,047

A reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rates is set forth below:

	2011	2010	2009
Federal statutory income tax rates	35.0%	(35.0)%	35.0%
State income taxes — net of federal benefit	3.2	(5.7)	(3.9)
Share-based compensation	0.6	1.5	1.5
Uncertain tax positions	0.1	(0.1)	1.8
Non-deductible expenses	0.4	0.7	0.6
Change in valuation allowance	—	—	0.1
Transaction costs	0.2	3.2	—
Research and development credits	(0.2)	(1.2)	—
Other	0.4	0.6	(0.6)
Effective income tax rates	39.7%	(36.0)%	34.5%

The Company’s 2009 effective tax rate reflects a benefit of approximately 8% from a newly enacted change to California’s income sourcing rules that took effect on January 1, 2011. This change required the Company to revalue its deferred tax liabilities to the rate that is in effect when the tax liabilities are utilized. The Company's 2010 effective tax rate includes $8.1 million in transaction expenses, which are not deductible for tax purposes.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of the net deferred tax liabilities included in the consolidated statements of financial condition were as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
State taxes	$11,005	$10,507
Reserves for litigation, vacation, and bonuses	24,374	26,539
Unrealized gain on interest rate swaps	528	2,786
Deferred rent	3,506	4,557
Share-based compensation	12,377	8,091
Provision for bad debts	3,689	7,495
Net operating losses	712	107
Other	2,323	1,625
Subtotal	58,514	61,707
Valuation allowance	(1,438)	(1,323)
Total deferred tax assets	57,076	60,384
Deferred tax liabilities:
Amortization of intangible assets and trademarks and trade names	(173,602)	(179,590)
Depreciation of fixed assets	(11,240)	(11,005)
Total deferred tax liabilities	(184,842)	(190,595)
Deferred income taxes — net	$(127,766)	$(130,211)

As a result of certain realization requirements of ASC Topic 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain federal and state net operating loss carryovers and other federal credit carryforwards that arose directly from tax deductions related to equity compensation in excess of share-based compensation recognized for financial reporting. To the extent that the Company utilizes all of these tax attributes in the future to reduce income taxes payable, the Company will record an increase to additional paid-in capital of $7.9 million. The Company uses “with and without ordering” for purposes of determining when excess tax benefits have been realized.

At December 31, 2010, the Company had gross unrecognized tax benefits of $21.1 million. Of this total, $1.3 million represents amounts acquired during the Company’s acquisition of the Affiliated Entities. The acquired unrecognized tax benefits will have no impact on the Company’s annual effective tax rate as these are fully indemnified by the seller in accordance with the purchase and sale agreement. At December 31, 2010, the Company had recorded a receivable from the seller in the amount of $1.3 million, which is included in other assets in the accompanying consolidated statements of financial condition. Of the remaining $19.8 million, $14.3 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The following table reflects a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits including interest and penalties (in thousands):

	2011	2010	2009
Balance — Beginning of year	$21,057	$21,958	$20,258
Increases related to acquired tax positions	69	111	142
Increases related to current year tax positions	3,245	4,076	4,066
Reductions as a result of a lapse of the applicable statute of limitations related to acquired tax positions	(1,377)	(858)	(627)
Reductions as a result of a lapse of the applicable statute of limitations related to prior period tax positions	(2,874)	(4,230)	(1,881)
Balance — End of year	$20,120	$21,057	$21,958

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At December 31, 2011, the Company had gross unrecognized tax benefits of $20.1 million, of which $14.7 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes within the consolidated statements of financial condition. At January 1, 2011, the Company had $2.0 million accrued for interest and $3.3 million accrued for penalties. At December 31, 2011, the liability for unrecognized tax benefits included accrued interest of $1.9 million and penalties of $3.1 million. Tax expense for the year ended December 31, 2011 includes interest expense of $0.1 million.

The Company and its subsidiaries file income tax returns in the federal jurisdiction, as well as most state jurisdictions, and are subject to routine examinations by the respective taxing authorities. The Company has concluded all federal and state income tax matters for years through 2006.

The tax years of 2007 to 2011 remain open to examination by major taxing jurisdictions to which the Company is subject. In the next 12 months, it is reasonably possible that the Company expects a reduction in unrecognized tax benefits of $5.4 million primarily related to the statute of limitations expiration in various state jurisdictions.

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

Borrowings under the Company’s senior secured term loan facilities bear interest at a base rate equal to either one, two, three, six, nine or twelve-month LIBOR plus the applicable margin, or an alternative base rate (“ABR”) plus the applicable margin. The ABR is equal to the greater of the prime rate or the effective federal funds rate plus ½ of 1.00% for the 2013 Term Loans and the greater of the prime rate, effective federal funds rate plus ½ of 1.00%, or 2.50% for the 2015 Term Loans and the 2017 Term Loans. The senior secured credit facilities are subject to certain financial and non-financial covenants. As of December 31, 2011 and 2010, the Company was in compliance with such covenants. The Company may voluntarily repay outstanding loans under its senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

Senior Secured Credit Facilities — Revolving Line of Credit — On January 25, 2010, the Company amended its senior secured credit facilities to increase the revolving credit facility from $100.0 million to $218.2 million, $10.0 million of which is being used to support the issuance of an irrevocable letter of credit for its subsidiary, PTC. As a result of the amendment, the Company paid $2.8 million in debt issuance costs, which have been capitalized within the consolidated statements of financial condition and are being amortized as additional interest expense over the expected term of the related debt agreement. The Company also extended the maturity of a $163.5 million tranche of the revolving credit facility to June 28, 2013, while the remaining $54.7 million tranche matured on December 28, 2011. The tranche maturing in 2013 is priced at LIBOR + 3.50% with a commitment fee of 0.75%.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The tranche which matured in 2011 maintained its previous pricing of LIBOR + 2.00% with a commitment fee of 0.375%. There were no outstanding balances on the revolving facility at December 31, 2011 or December 31, 2010.

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

Bank Loans Payable — The Company maintains three uncommitted lines of credit. Two of the lines have an unspecified limit, and is primarily dependent on the Company’s ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. Both lines were utilized in 2011 and 2010; however, there were no balances outstanding at December 31, 2011 or December 31, 2010.

The Company’s outstanding borrowings were as follows (dollars in thousands):

		December 31, 2011			December 31, 2010
	Maturity	Balance	Interest Rate		Balance	Interest Rate
Senior secured term loan:
Hedged with interest rate swaps	6/28/2013	$65,000	2.33%	(1)	$210,000	2.05%	(5)
Unhedged:
2013 Term Loans	6/28/2013	237,489	2.05%	(2)	104,739	2.01%	(6)
2015 Term Loans	6/25/2015	476,935	4.25%	(3)	496,250	4.25%	(7)
2017 Term Loans	6/28/2017	553,244	5.25%	(4)	575,650	5.25%	(8)
Total borrowings		1,332,668			1,386,639
Less current borrowings (maturities within 12 months)		13,971			13,971
Long-term borrowings — net of current portion		$1,318,697			$1,372,668
____________

(1)	As of December 31, 2011, the variable interest rate for the hedged portion of the 2013 Term Loans is based on the three-month LIBOR of 0.58%, plus the applicable interest rate margin of 1.75%.

(2)	As of December 31, 2011, the variable interest rate for the unhedged portion of the 2013 Term Loans is based on the one-month LIBOR of 0.30%, plus the applicable interest rate margin of 1.75%.

(3)
As of December 31, 2011, the variable interest rate for the unhedged portion of the 2015 Term Loans is based on the greater of the one-month LIBOR of 0.30% or 1.50%, plus the applicable interest rate margin of 2.75%.

(4)
As of December 31, 2011, the variable interest rate for the unhedged portion of the 2017 Term Loans is based on the greater of the one-month LIBOR of 0.30% or 1.50%, plus the applicable interest rate margin of 3.75%.

(5)	As of December 31, 2010, the variable interest rate for the hedged portion of the 2013 Term Loans is based

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The following summarizes borrowing activity in the revolving and uncommitted line of credit facilities (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Average balance outstanding	$104	$2,074	$56,472
Weighted-average interest rate	1.00%	1.16%	2.41%

The minimum calendar year payments and maturities of the senior secured borrowings as of December 31, 2011 are as follows (in thousands):

2012	$13,971
2013	310,117
2014	10,800
2015	467,735
2016	5,800
Thereafter	524,245
Total	$1,332,668

13.    Interest Rate Swaps

At December 31, 2011, the Company has an interest rate swap with a notional balance of $65.0 million and a fair value of $1.4 million that carries a fixed pay rate of 4.85% and has a variable receive rate of 0.58%, with a maturity date of June 30, 2012. The effective rate from September 30, 2011 through December 30, 2011 was 0.37%, and the rate resets on the last day of the period.  During 2011, the Company had another interest rate swap with a notional balance of $145.0 million that matured on June 30, 2011.

The interest rate swap agreements qualify for hedge accounting and have been designated as cash flow hedges against specific payments due on the Company’s senior secured term loan. As of December 31, 2011, the Company assessed the interest rate swap agreements as being highly effective and expects them to continue to be highly effective. Accordingly, the changes in fair value of the interest rate swaps have been recorded as other comprehensive loss, with the fair value included as a liability on the Company’s consolidated statements of financial condition. The Company has recorded net unrealized gains of $5.9 million and $10.0 million for the years ended December 31, 2011 and 2010, respectively, to accumulated other comprehensive loss related to the change in the fair value of its interest rate swap agreements. The Company has reclassified $6.3 million and $13.4 million to interest expense from accumulated other comprehensive loss for the years ended December 31, 2011 and 2010, respectively. Based on current interest rate assumptions and assuming no additional interest rate swap agreements are entered into, the Company expects to reclassify $1.4 million, or $0.8 million after tax, from other comprehensive loss as additional interest expense over the next 12 months.

14.    Commitments and Contingencies

Leases — The Company leases certain office space and equipment at its headquarter locations under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Future minimum payments under leases, lease commitments and other noncancellable contractual obligations with remaining terms greater than one year as of December 31, 2011, are as follows (in thousands):

2012	$27,507
2013	23,938
2014	15,548
2015	11,836
2016	11,313
Thereafter	47,470
Total(1)	$137,612
____________

(1)	Minimum payments have not been reduced by minimum sublease rental income of $6.0 million due in the future under noncancellable subleases.

Total rental expense for all operating leases was approximately $17.2 million, $17.1 million and $20.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Loan Commitments — From time to time, the Company makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process. Due to timing differences, the Company may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining the Company, and may be forgivable. The Company had no significant unfunded commitments at December 31, 2011.

Litigation — The Company has been named as a defendant in various legal actions, substantially all of which are arbitrations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty what the eventual loss or range of loss related to such matters will be. The Company recognizes a legal liability when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, however, the Company accrues the minimum amount in the range.

The Company records legal reserves and related insurance recoveries for significant or unusual cases on a gross basis.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company is subject to and maintains insurance coverage for claims and lawsuits in the ordinary course of business, such as customer complaints or disclosures about risks with securities purchased, as well as various arbitrations and other litigation matters. With respect to these matters, the estimated losses on the majority of pending matters are less than the applicable deductibles of the insurance policies, and matters with estimated losses in excess of the applicable deductibles are not, in the aggregate, material.

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
On October 1, 2009, LPLH received written notice from a third-party indemnitor under a certain purchase and sale agreement asserting that it is no longer obligated to indemnify the Company for certain claims under the provisions of the purchase and sale agreement. The Company believed that this assertion was without merit and commenced litigation to enforce its indemnity rights. On March 31, 2011, the court entered judgment granting the Company’s motion for summary judgment in all respects, denied all counterclaims by the third party indemnitor and awarded attorney fees to the Company. On May 2, 2011, the third party indemnitor filed a notice of appeal. The Company filed its appellate brief on October 5, 2011. On December 29, 2011, the Company and the indemnifying party settled certain outstanding items related to the indemnification. The remaining claims outstanding are not material to the Company’s consolidated statements of financial condition, operations or cash flows.
During 2010, the Company settled certain arbitrations that involve activities covered under the third-party indemnification agreement described above. In connection with these settlements in 2010, the Company recorded legal expenses of $11.4 million that have been classified as other expense on the consolidated statements of operations. Separately, the Company evaluated the collectability of the receivable and established a valuation allowance. As a result, the Company's consolidated statements of financial condition at December 31, 2010, included a gross receivable of $12.8 million for amounts due from the indemnifying party, which was reduced by a valuation allowance of $11.4 million. On December 29, 2011, the Company received a $10.5 million cash settlement from the third-party indemnitor, substantially all of which has been classified as a reduction of other expense on the consolidated statements of operations.

The Company believes, based on the information available at this time, after consultation with counsel, consideration of insurance, if any, and indemnifications provided by the third-party indemnitors, that the outcomes will not have a material adverse impact on the consolidated statements of financial condition, operations or cash flows.

Other Commitments — As of December 31, 2011, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $350.2 million, which it can sell or repledge. Of this amount, approximately $32.7 million has been pledged or sold as of December 31, 2011; $18.4 million was pledged with client-owned securities to the Options Clearing Corporation ("OCC") as collateral to secure client obligations related to options positions, and $14.3 million was loaned to the NSCC through participation in its Stock Borrow Program. Additionally, approximately $145.0 million are held at banks in connection with unutilized secured margin lines of credit; these securities may be used as collateral for loans from these banks. Remaining client collateral of $172.5 million has not been re-pledged or sold, and as of December 31, 2011 there are no restrictions that materially limit the Company's ability to re-pledge or sell the remaining client collateral.

As of December 31, 2010, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $326.9 million, which it can sell or repledge. Of this amount, approximately $21.6 million has been pledged or sold as of December 31, 2010; $13.5 million was pledged with client-owned securities to the OCC as collateral to secure client obligations related to options positions, and $8.1 million was loaned to the NSCC through participation in its Stock Borrow Program. Additionally, approximately $145.8 million are held at banks in connection with unutilized secured margin lines of credit; these securities may be used as collateral for loans from these banks. Remaining client collateral of $159.5 million has not been re-pledged or sold, and as of December 31, 2010 there are no restrictions that materially limit the Company's ability to re-pledge or sell the remaining client collateral.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In August 2007, pursuant to agreements with a large global insurance company, LPL Financial began providing brokerage, clearing and custody services on a fully disclosed basis; offering its investment advisory programs and platforms; and providing technology and additional processing and related services to its advisors and their clients. In January 2012, the two parties entered into a new multi-year agreement. Termination fees may be payable by a terminating or breaching party depending on the specific cause of termination.

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

The Company recognizes share-based compensation expense related to employee stock option awards based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized $14.7 million, $10.3 million and $6.5 million of share-based compensation related to the vesting of employee stock option awards during the years ended December 31, 2011, 2010 and 2009, respectively, which is included in compensation and benefits on the consolidated statements of operations. As of December 31, 2011, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $37.9 million, which is expected to be recognized over a weighted-average period of 3.40 years.

The Company recognizes share-based compensation expense for stock options and warrants awarded to its advisors and financial institutions based on the fair value of the awards at each interim reporting period. The Company recognized $3.3 million, $4.7 million, and $1.6 million of share-based compensation during the years ended December 31, 2011, 2010 and 2009, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory fees on the consolidated statements of operations. As of December 31, 2011, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $19.3 million for advisors and financial institutions, which is expected to be recognized over a weighted-average period of 3.84 years.

The following table presents the weighted-average assumptions used by the Company in calculating the fair value of its employee, advisor and financial institution stock options and warrants with the Black-Scholes valuation model that have been granted during the years ended December 31, 2011, 2010 and 2009:

	Employees			Advisors and Financial Institutions
	2011	2010	2009	2011	2010	2009
Expected life (in years)	6.50	6.50	6.50	9.71	9.20	9.32
Expected stock price volatility	48.82%	49.22%	50.41%	48.49%	49.46%	54.66%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Fair value of options	$15.99	$17.42	$11.32	$16.59	$25.62	$15.72
Risk-free interest rate	2.20%	2.70%	2.70%	1.95%	3.35%	3.75%

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. The dividend yield of zero is based on the fact that the Company has not paid a cash dividend on its common stock during the last six years. The Company estimates the expected term for its employee option awards using the simplified method in accordance with Staff Accounting Bulletin 110, Certain Assumptions Used in Valuation Methods, because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. The Company estimates the expected term for stock options and warrants awarded to advisors and financial institutions using the contractual term. Expected volatility is calculated based on companies of similar growth and maturity and the Company’s peer group in the industry in which the

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Company does business because the Company does not have sufficient historical volatility data. The Company will continue to use peer group volatility information until historical volatility of the Company is available to measure expected volatility for future grants. In the future, as the Company gains historical data for volatility of its own stock and the actual term over which stock options and warrants are held, expected volatility and the expected term may change, which could substantially change the grant-date fair value of future awards of stock options and warrants and, ultimately, compensation recorded on future grants.

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

The following table summarizes the Company’s activity in its stock option and warrant plans for the years ended December 31, 2011, 2010 and 2009:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2008	20,078,283	$4.87
Granted	3,209,361	21.32
Exercised	(256,795)	1.13
Forfeited	(328,380)	21.83
Outstanding — December 31, 2009	22,702,469	6.99
Granted	1,804,759	33.79
Exercised	(13,883,847)	1.85
Forfeited	(344,329)	22.36
Outstanding — December 31, 2010	10,279,052	18.12
Granted	1,151,082	31.90
Exercised	(1,807,746)	5.42
Forfeited	(599,638)	27.01
Outstanding — December 31, 2011	9,022,750	$21.83	6.63	$78,546
Exercisable — December 31, 2011	4,323,410	$15.16	4.91	$66,495

The following table summarizes information about outstanding stock options and warrants:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
At December 31, 2011:
$1.35 — $2.38	1,843,059	2.12	$1.66	1,843,059	$1.66
$10.30 — $19.74	787,770	6.95	18.46	262,532	17.53
$21.60 — $22.08	1,821,025	7.41	22.02	805,195	21.97
$23.02 — $29.99	2,438,814	7.28	27.20	1,097,969	26.79
$30.00 — $34.79	2,132,082	9.02	34.22	314,655	34.24
	9,022,750	6.63	$21.83	4,323,410	$15.16

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2008 Nonqualified Deferred Compensation Plan

On November 19, 2008, the Company established an unfunded, unsecured deferred compensation plan to permit employees and former employees that held non-qualified stock options issued under the 2005 Stock Option Plan for Incentive Stock Options and 2005 Stock Option Plan for Non-qualified Stock Options that were to expire in 2009 and 2010, to receive stock units under the 2008 Nonqualified Deferred Compensation Plan ("Deferred Compensation Plan"). Stock units represent the right to receive one share of common stock. Distribution will occur at the earliest of (a) a date in 2012 to be determined by the Board of Directors (see Note 22); (b) a change in control of the Company; or (c) death or disability of the participant. Issuance of stock units, which occurred in December 2008, is not taxable for federal and state income tax purposes until the participant receives a distribution under the deferred compensation plan. At December 31, 2011, the Company had 2,823,452 stock units outstanding under the Deferred Compensation Plan.

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

On January 20, 2011, the Company received a $45.0 million tax refund for federal taxes paid in 2010. On April 4, 2011, the Company received $55.3 million and $42.9 million, respectively, for refunds of federal taxes paid in 2009 and 2008. The remaining tax benefit expected to be utilized through the use of net operating losses ("NOLs") from tax deductions resulting from the IPO primarily relate to state taxes that are expected to be utilized over the next few years dependent upon each state's tax laws related to NOL carryforwards (see Note 11).

Director Restricted Stock Plan

In March 2010, the Company established a Director Restricted Stock Plan (the “Director Plan”). Eligible participants include non-employee directors who are in a position to make a significant contribution to the success of the Company. Restricted stock awards vest on the second anniversary of the date of grant and upon termination of service, unvested awards shall immediately be forfeited. On March 15, 2010, December 22, 2010, March 4, 2011 and December 1, 2011, the Company issued 6,408, 4,284, 12,104 and 13,336, respectively, of restricted stock awards to certain of its directors at a fair value of $23.41, $35.61, $33.05 and $29.99 per share, respectively. A summary of the status of the Company’s restricted stock awards under the Director Plan as of and for the years ending December 31, 2011, 2010 and 2009 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2009	—	$—
Granted	10,692	28.30
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2010	10,692	$28.30
Granted	25,440	31.45
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2011	36,132	$30.51

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company accounts for restricted stock awards granted to its non-employee directors by measuring such awards at their grant date fair value. Share-based compensation expense is recognized ratably over the requisite service period, which generally equals the vesting period. Based upon the Company’s history of termination of non-employee directors, management has assumed zero forfeitures for restricted stock awards. The Company recognized $0.3 million and $0.1 million of share-based compensation related to the vesting of restricted stock awards granted to its directors during the years ended December 31, 2011 and December 31, 2010, respectively, which is included in compensation and benefits on the consolidated statements of operations. As of December 31, 2011, total unrecognized compensation cost was $0.7 million, which is expected to be recognized over a weighted-average remaining period of 1.51 years.

Share Reservations

As of December 31, 2011, the Company had approximately 9.4 million of authorized unissued shares reserved for issuance upon exercise and conversion of outstanding awards.

16.    Earnings per Share

A reconciliation of the income (loss) used to compute basic and diluted earnings (loss) per share for the years noted was as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Basic earnings per share:
Net income (loss), as reported	$170,382	$(56,862)	$47,520
Allocation of undistributed earnings to stock units	(2,176)	—	(919)
Net income (loss), for computing basic earnings per share	$168,206	$(56,862)	$46,601
Diluted earnings per share:
Net income (loss), as reported	$170,382	$(56,862)	$47,520
Allocation of undistributed earnings to stock units	(2,104)	—	(810)
Net income (loss), for computing diluted earnings per share	$168,278	$(56,862)	$46,710

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings per share for the years noted was as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Basic weighted average number of shares outstanding	108,374	89,441	86,649
Dilutive common share equivalents	3,745	—	11,845
Diluted weighted average number of shares outstanding	112,119	89,441	98,494

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Basic and diluted earnings (loss) per share for the years noted was as follows:

	For the Year Ended December 31,
	2011	2010	2009
Basic earnings (loss) per share	$1.55	$(0.64)	$0.54
Diluted earnings (loss) per share	$1.50	$(0.64)	$0.47

Basic weighted average shares outstanding and diluted weighted average shares outstanding were the same for the year ended December 31, 2010, because the effect of potential shares of common stock was anti-dilutive since the Company generated a net loss.

The computation of diluted earnings per share excluded stock options and warrants to purchase 3,919,267 shares, 3,162,901 shares and 3,443,146 shares for the years ended December 31, 2011, 2010 and 2009, respectively, because the effect would have been anti-dilutive.

Share Repurchase Program

On May 25, 2011, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $80.0 million of its issued and outstanding shares of common stock through May 31, 2013. The purchases were effected in open market transactions with the timing of purchases and the amount of stock purchased determined at the discretion of the Company's management. As of December 31, 2011, the Company repurchased 2,297,723 shares of common stock at a weighted-average price of $34.84 per share for an aggregate purchase price of $80.0 million.

On August 16, 2011, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase an additional $70.0 million of its issued and outstanding shares of common stock through August 31, 2012. The purchases will be effected in open market transactions with the timing of purchases and the amount of stock purchased determined at the discretion of the Company's management. As of December 31, 2011, the Company repurchased 319,906 shares of common stock at a weighted-average price of $28.11 per share for an aggregate purchase price of $9.0 million.

17.    Employee and Advisor Benefit Plans

The Company participates in a 401(k) defined contribution plan sponsored by LPL Financial. All employees meeting minimum age and length of service requirements are eligible to participate. The Company has an employer matching program whereby employer contributions were made to the 401(k) plan, and employees are eligible for matching contributions after completing one year of service. For 2011, contributions were made in an amount equal to 30% of the first 10% of an employee's designated deferral of their eligible compensation and the Company has accrued an additional match equal to 10% of the first 10% of an employee's designated deferral of their eligible compensation. For 2010, contributions were made in an amount equal to the lesser of 40% of the amount designated by the employee for withholding or 4% of the employee’s eligible compensation. For 2009, contributions were made in an amount equal to the lesser of 20% of the amount designated by the employee for withholding or 2% of the employee’s eligible compensation. The Company’s total cost under the 401(k) plan was $3.8 million, $3.5 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

On January 1, 2008, the Company adopted a non-qualified deferred compensation plan for the purpose of attracting and retaining advisors who operate, for tax purposes, as independent contractors, by providing an opportunity for participating advisors to defer receipt of a portion of their gross commissions generated primarily from commissions earned on the sale of various products. The deferred compensation plan has been fully funded to date by participant contributions. Plan assets are invested in mutual funds, which are held by the Company in a Rabbi Trust. The liability for benefits accrued under the non-qualified deferred compensation plan totaled $20.2 million at December 31, 2011, which is included in accounts payable and accrued liabilities in the consolidated statements of financial condition. The cash values of the related trust assets was $20.2 million at December 31, 2011, which is measured at fair value and included in other assets in the consolidated statements of financial condition.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Certain employees and advisors of the Company’s subsidiaries participated in non-qualified deferred compensation plans (the “Plans”) that permitted participants to defer portions of their compensation and earn interest on the deferred amounts. The Plans have been closed to new participants and no contributions have been made since the acquisition date. Plan assets are held by the Company in a Rabbi Trust and accounted for in the manner described above. As of December 31, 2011, the Company has recorded assets of approximately $1.3 million and liabilities of $1.0 million, which are included in other assets and accounts payable and accrued liabilities, respectively, in the consolidated statements of financial condition.

18.    Related Party Transactions

One of the Company’s majority stockholders owns a minority interest in Artisan Partners Limited Partnership (“Artisan”), which pays fees in exchange for product distribution and record-keeping services. During the years ended December 31, 2011, 2010 and 2009, the Company earned $2.9 million, $2.3 million and $1.5 million, respectively, in fees from Artisan. Additionally, as of December 31, 2011 and 2010, Artisan owed the Company
$0.7 million and $0.6 million, respectively, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the consolidated statements of financial condition.

American Beacon Advisor, Inc. (“American Beacon”), a company majority-owned by one of the Company’s majority stockholders, pays fees in exchange for product distribution and record-keeping services. During the years ended December 31, 2010 and 2009, the Company earned $0.2 million, and $0.4 million, respectively, in fees from American Beacon.

One of the Company’s majority stockholders owns a minority interest in XOJET, Inc. (“XOJET”), which provides chartered aircraft services. The Company paid $1.3 million to XOJET during the year ended December 31, 2011.

Certain entities affiliated with SunGard Data Systems Inc. (“SunGard”), a company majority-owned by one of the Company’s majority stockholders, provide data center recovery services. The Company paid $0.3 million and $0.5 million to SunGard during the years ended December 31, 2010 and 2009, respectively.

Aplifi, Inc. (Aplifi), a privately held technology company in which the Company holds an equity interest, provides software licensing for annuity order entry and compliance. The Company paid $1.8 million, $1.1 million and $0.8 million to Aplifi for such services during the years ended December 31, 2011, 2010 and 2009, respectively.

TPG Capital ("TPG"), one of the Company's majority stockholders, provided certain consulting services. The Company paid $0.3 million to TPG during the year ended December 31, 2010.

In conjunction with the acquisition of UVEST Financial Services Group, Inc. ("UVEST"), the Company made full-recourse loans to certain members of UVEST's management (also selling stockholders), most of whom are now stockholders of the Company. In February 2010, the Company forgave approximately $0.4 million to a stockholder. At December 31, 2011 and 2010, there were no loans outstanding.

An immediate family member of one of the Company’s executive officers, is an executive officer of CresaPartners LLC (“CresaPartners”). CresaPartners provides the Company and its subsidiaries real estate advisory, transaction and project management services. The Company paid $0.6 million to CresaPartners during the year ended December 31, 2011.

AlixPartners, LLP (“AlixPartners”), a company majority-owned by one of the Company’s majority stockholders, provides services pursuant to an agreement for interim management and consulting. The Company paid $0.6 million to AlixPartners during the year ended December 31, 2009.

19.    Net Capital and Regulatory Requirements
The Company’s registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital is calculated for each broker-dealer subsidiary individually. Excess net capital of one broker-dealer subsidiary may not

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

be used to offset a net capital deficiency of another broker-dealer subsidiary. Net capital and the related net capital requirement may fluctuate on a daily basis.

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries as of December 31, 2011 are presented in the following table (in thousands):

	Net Capital	Minimum Net Capital Required	Excess Net Capital
LPL Financial LLC	$100,944	$7,028	$93,916
UVEST Financial Services Group, Inc.	$15,031	$937	$14,094

LPL Financial is a clearing broker-dealer and UVEST is an introducing broker-dealer. In connection with the Company's 2011 initiative to consolidate UVEST with LPL Financial, UVEST plans to file a broker-dealer withdrawal request with FINRA upon transfer of all clients accounts and to maintain sufficient capital to carry out any remaining activities during the interim.
In connection with the Company’s 2009 initiative that consolidated Associated Securities Corp. (“Associated”), Mutual Service Corporation (“MSC”) and Waterstone Financial Group, Inc. (“WFG”), with LPL Financial, Associated and WFG have withdrawn their registration with FINRA effective February 5, 2011, and are no longer subject to net capital filing requirements. MSC withdrew its registration with FINRA effective November 11, 2011, and is no longer subject to net capital filing requirements.
PTC is also subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. As of December 31, 2011 and 2010, the Company’s registered broker-dealers and PTC have met all capital adequacy requirements to which they are subject.
The Company operates in a highly regulated industry. Applicable laws and regulations restrict permissible activities and investments. These policies require compliance with various financial and customer-related regulations. The consequences of noncompliance can include substantial monetary and non-monetary sanctions. In addition, the Company is also subject to comprehensive examinations and supervision by various governmental and self-regulatory agencies. These regulatory agencies generally have broad discretion to prescribe greater limitations on the operations of a regulated entity for the protection of investors or public interest. Furthermore, where the agencies determine that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with the laws and regulations or with the supervisory policies, greater restrictions may be imposed.

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
LPL Financial is obligated to settle transactions with brokers and other financial institutions even if its advisor's clients fail to meet their obligation to LPL Financial. Clients are required to complete their transactions on the settlement date, generally three business days after the trade date. If clients do not fulfill their contractual obligations, LPL Financial may incur losses. In addition, the Company occasionally enters into certain types of contracts to fulfill its sale of when, as, and if issued securities. When, as, and if issued securities have been authorized but are contingent upon the actual issuance of the security. LPL Financial has established procedures to reduce this risk by generally requiring that clients deposit cash and/or securities into their account prior to placing an order.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

21.    Selected Quarterly Financial Data (Unaudited)

	2011
	(In thousands)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$873,869	$893,996	$882,857	$828,653
Net income	$48,999	$45,507	$36,428	$39,448
Basic earnings per share	$0.44	$0.41	$0.33	$0.36
Diluted earnings per share	$0.43	$0.40	$0.32	$0.35

	2010
	(In thousands)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$743,406	$790,161	$759,964	$819,955
Net income (loss)	$25,554	$8,000	$26,144	$(116,560)
Basic earnings (loss) per share	$0.29	$0.09	$0.30	$(1.20)
Diluted earnings (loss) per share	$0.25	$0.08	$0.26	$(1.20)

22.    Subsequent Events
Acquisition of Fortigent Holdings Company, Inc.
On January 3, 2012, the Company announced its intent to acquire Fortigent Holdings Company, Inc. and its wholly owned subsidiaries Fortigent, LLC, Fortigent Reporting Company, LLC, and Fortigent Strategies Company, LLC (together, "Fortigent"). Fortigent is a leading provider of high net worth solutions and consulting services to RIA's, banks, and trust companies. With over 90 institutions with more than $50.0 billion in advisory assets, Fortigent offers a high net worth oriented platform that provides concentrated research, reporting, and alternative investment solutions specifically designed for the RIA and high net worth space. This strategic acquisition will further enhance the Company's capabilities and offer an extension of the Company's existing services for wealth management advisors.
Issuance Under 2008 Nonqualified Deferred Compensation Plan
On February 22, 2012, the Company distributed 1,673,556 shares, net of shares withheld to satisfy withholding tax requirements, pursuant to the terms of the Deferred Compensation Plan. Distributions to participants were made in the form of whole shares of common stock equal to the number of stock units allocated to the participant's account, with fractional shares paid out in cash. Participants authorized the Company to withhold shares from their distribution of common stock to satisfy their withholding tax obligations. Accordingly on February 22, 2012, the Company repurchased 1,149,896 shares and paid $37.5 million of cash consideration related to tax withholdings.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In calculating earnings (loss) per share and diluted earnings (loss) per share using the two-class method, the Company is required to allocate a portion of its earnings to employees that hold stock units that contain non-forfeitable rights to dividends or dividend equivalents under its Deferred Compensation Plan. After the distribution of shares under the Deferred Compensation Plan, the two-class method is no longer applicable. This distribution of shares did not have a material impact on earnings (loss) per share or diluted earnings (loss) per share.

******