Form 10-Q
period 2012-03-31
LPL Investment Holdings Inc.
filed 2012-04-30
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of April 20, 2012 was 110,429,780.

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

On our Internet website, http://www.lpl.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Hard copies of all such filings are available free of charge by request via email (investor.relations@lpl.com), telephone (617) 897-4574, or mail (LPL Financial Investor Relations at One Beacon Street, 22nd Floor, Boston, MA 02108). The information contained or incorporated on our website is not a part of this Quarterly Report on Form 10-Q.

When we use the terms “LPLIH”, “we”, “us”, “our”, the “firm” and the "Company," we mean LPL Investment Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements (regarding future financial position, budgets, business strategy, projected costs, plans, objectives of management for future operations, ability and plans to pay regular dividends and other similar matters) that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results could differ significantly from the results discussed in the forward-looking statements. For example, we may be unable to successfully integrate the systems and operations of Fortigent, LLC and realize the expected synergies from the transaction, and our Board of Directors may not approve the payment of quarterly cash dividends or may authorize quarterly cash dividends of a different amount than previously considered or specified. Other factors include risks and uncertainties associated with changes in general economic and financial market conditions, fluctuations in the value of assets under management, effects of competition in the financial services industry, changes in the number of our financial advisors and institutions and their ability to effectively market financial products and services, the effect of current, pending and future legislation and regulation and regulatory actions. In particular, you should consider the numerous risks outlined in Part I, Item IA— “Risk Factors” in our 2011 Annual Report on Form 10-K filed with the SEC.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Commissions	$463,653	$451,877
Advisory fees	250,981	244,087
Asset-based fees	97,241	89,823
Transaction and other fees	74,572	73,749
Interest income, net of interest expense	4,710	5,142
Other	10,616	9,191
Total net revenues	901,773	873,869
EXPENSES:
Commissions and advisory fees	617,392	594,678
Compensation and benefits	89,012	84,142
Depreciation and amortization	17,175	18,165
Promotional	16,831	19,536
Occupancy and equipment	14,497	15,525
Professional services	13,121	10,164
Brokerage, clearing and exchange	9,515	9,649
Communications and data processing	8,899	8,682
Regulatory fees and expenses	7,546	6,572
Restructuring charges	1,694	537
Other	6,672	6,489
Total operating expenses	802,354	774,139
Non-operating interest expense	16,032	18,172
Loss on extinguishment of debt	16,524	—
Total expenses	834,910	792,311
INCOME BEFORE PROVISION FOR INCOME TAXES	66,863	81,558
PROVISION FOR INCOME TAXES	25,684	32,559
NET INCOME	$41,179	$48,999
EARNINGS PER SHARE (Note 12):
Basic	$0.38	$0.44
Diluted	$0.37	$0.43
See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
NET INCOME	$41,179	$48,999
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps, net of tax expense of $254 and $821, respectively	409	1,325
Total other comprehensive income, net of tax	409	1,325
TOTAL COMPREHENSIVE INCOME	$41,588	$50,324

See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except par value)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$688,818	$720,772
Cash and securities segregated under federal and other regulations	340,444	382,905
Receivables from:
Clients, net of allowance of $672 at March 31, 2012 and $716 at December 31, 2011	288,413	301,292
Product sponsors, broker-dealers and clearing organizations	161,023	143,493
Others, net of allowance of $8,608 at March 31, 2012 and $8,833 at December 31, 2011	192,926	187,408
Securities owned:
Trading — at fair value	6,688	6,290
Held-to-maturity	9,152	11,167
Securities borrowed	11,977	7,890
Income taxes receivable	90	—
Fixed assets, net of accumulated depreciation and amortization of $312,232 at March 31, 2012 and $305,143 at December 31, 2011	92,634	91,317
Debt issuance costs, net of accumulated amortization of $1,912 at March 31, 2012 and $19,197 at December 31, 2011	24,618	18,620
Goodwill	1,334,086	1,334,086
Intangible assets, net of accumulated amortization of $207,971 at March 31, 2012 and $198,139 at December 31, 2011	527,838	537,670
Other assets	86,768	73,416
Total assets	$3,765,475	$3,816,326
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$157,350	$187,575
Payables to clients	412,007	456,719
Payables to broker-dealers and clearing organizations	29,318	34,755
Accrued commissions and advisory fees payable	105,803	109,715
Accounts payable and accrued liabilities	132,253	161,776
Income taxes payable	—	906
Dividends payable	220,590	—
Unearned revenue	65,551	59,537
Securities sold, but not yet purchased — at fair value	342	161
Senior credit facilities	1,350,000	1,332,668
Deferred income taxes — net	115,718	127,766
Total liabilities	2,588,932	2,471,578
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 114,066,252 shares issued at March 31, 2012 and 110,531,939 shares issued at December 31, 2011	114	110
Additional paid-in capital	1,186,002	1,137,723
Treasury stock, at cost — 3,767,525 shares at March 31, 2012 and 2,617,629 shares at December 31, 2011	(126,523)	(89,037)
Accumulated other comprehensive loss	(441)	(850)
Retained earnings	117,391	296,802
Total stockholders’ equity	1,176,543	1,344,748
Total liabilities and stockholders’ equity	$3,765,475	$3,816,326
See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Amounts in thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2010	108,715	$109	$1,051,722	—	$—	$(4,496)	$126,420	$1,173,755
Net income and other comprehensive income, net of tax expense						1,325	48,999	50,324
Stock option exercises and other	126		1,022					1,022
Excess tax benefits from share-based compensation			35,967					35,967
Share-based compensation			4,848					4,848
BALANCE — March 31, 2011	108,841	$109	$1,093,559	—	$—	$(3,171)	$175,419	$1,265,916

BALANCE — December 31, 2011	110,532	$110	$1,137,723	2,618	$(89,037)	$(850)	$296,802	$1,344,748
Net income and other comprehensive income, net of tax expense						409	41,179	41,588
Issuance of common stock to settle restricted stock units (Note 11)	2,823	3	(3)					—
Treasury stock purchases (Note 11)				1,150	(37,486)			(37,486)
Dividends declared on common stock							(220,590)	(220,590)
Stock option exercises and other	711	1	4,122					4,123
Excess tax benefits from share-based compensation			37,664					37,664
Share-based compensation			6,496					6,496
BALANCE — March 31, 2012	114,066	$114	$1,186,002	3,768	$(126,523)	$(441)	$117,391	$1,176,543
See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,179	$48,999
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Noncash items:
Depreciation and amortization	17,175	18,165
Amortization of debt issuance costs	1,228	1,273
Share-based compensation	6,496	4,848
Excess tax benefits related to share-based compensation	(37,664)	(35,967)
Provision for bad debts	126	321
Deferred income tax provision	(12,302)	(5,509)
Loss on extinguishment of debt	16,524	—
Lease abandonment	26	414
Loan forgiveness	375	371
Other	(82)	(125)
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	42,461	93,908
Receivables from clients	12,922	(24,827)
Receivables from product sponsors, broker-dealers and clearing organizations	(17,530)	27,908
Receivables from others	(6,062)	(14,477)
Securities owned	(28)	41
Securities borrowed	(4,087)	(3,408)
Other assets	(14,125)	(1,145)
Drafts payable	(30,225)	(16,978)
Payables to clients	(44,712)	34,277
Payables to broker-dealers and clearing organizations	(5,437)	23,533
Accrued commissions and advisory fees payable	(3,912)	(18,003)
Accounts payable and accrued liabilities	(33,276)	(31,288)
Income taxes receivable/payable	36,668	82,592
Unearned revenue	6,014	6,810
Securities sold, but not yet purchased	181	(2,276)
Net cash (used in) provided by operating activities	$(28,067)	$189,457

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - (Continued)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(4,270)	$(3,292)
Purchase of securities classified as held-to-maturity	—	(2,767)
Proceeds from maturity of securities classified as held-to-maturity	2,000	650
Deposits of restricted cash	—	(500)
Release of restricted cash	500	17,006
Acquisitions	—	(16,674)
Net cash used in investing activities	(1,770)	(5,577)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior credit facilities	(1,332,668)	(43,493)
Proceeds from senior credit facilities	1,330,681	—
Payment of debt issuance costs	(4,431)	—
Repurchase of common stock	(37,486)	—
Excess tax benefits related to share-based compensation	37,664	35,967
Proceeds from stock options and warrants exercised	4,123	1,022
Net cash used in financing activities	(2,117)	(6,504)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31,954)	177,376
CASH AND CASH EQUIVALENTS — Beginning of period	720,772	419,208
CASH AND CASH EQUIVALENTS — End of period	$688,818	$596,584
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$15,973	$18,178
Income taxes paid	$815	$479
NONCASH DISCLOSURES:
Capital expenditures purchased through short-term credit	$4,390	$3,515
Increase in unrealized gain on interest rate swaps, net of tax expense	$409	$1,325
Dividends declared but not yet paid	$220,590	$—
Discount on proceeds from senior credit facilities recorded as debt issuance costs	$19,319	$—
See notes to unaudited condensed consolidated financial statements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Description of the Company

LPL Investment Holdings Inc. (“LPLIH”), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the “Company”) provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at financial institutions (collectively “advisors”) in the United States of America. Through its custody and clearing platform the Company provides access to diversified financial products and services enabling its advisors to offer independent financial advice and brokerage services, using both proprietary and third-party technology, to retail investors (their “clients”).

2.    Summary of Significant Accounting Policies
Basis of Presentation — Quarterly Reporting — The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal recurring nature. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. Certain reclassifications were made to previously reported amounts in the unaudited condensed consolidated financial statements and notes thereto to make them consistent with the current period presentation.
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of income, comprehensive income and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2011, contained in the Company’s Annual Report on Form 10-K as filed with the SEC. The Company has evaluated subsequent events up to and including the date these unaudited condensed consolidated financial statements were issued.

Consolidation — These unaudited condensed consolidated financial statements include the accounts of LPLIH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method.

Comprehensive Income — In accordance with Accounting Standards Update No. 2011-05, Comprehensive Income — Presentation of Comprehensive Income, adopted in the first quarter of 2012, the Company presents its unaudited condensed consolidated statements of comprehensive income separately and immediately following its unaudited condensed consolidated statements of income. The Company’s comprehensive income is composed of net income and the effective portion of the unrealized gains on financial derivatives in cash flow hedge relationships, net of related tax effects.
Use of Estimates — The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to revenue and related expense recognition, asset impairment, valuation of accounts receivable, valuation of financial derivatives, contingencies and litigation, valuation and recognition of share-based payments, dividends and income taxes. These accounting policies are stated in the notes to the audited consolidated financial statements for the year ended December 31, 2011, contained in the Annual Report on Form 10-K as filed with the SEC. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions and the differences may be material to the unaudited condensed consolidated financial statements.
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

Fair Value of Financial Instruments — The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its indebtedness. The Company carries its indebtedness at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 4 for additional detail regarding the Company’s fair value measurements. As of March 31, 2012, the carrying amount and fair value of the Company’s indebtedness was approximately $1,350.0 million and $1,333.6 million, respectively. As of December 31, 2011, the carrying amount and fair value was approximately $1,332.7 million and $1,328.2 million, respectively.

Recently Issued Accounting Pronouncements — There were no recently issued accounting pronouncements or changes in accounting pronouncements as compared to the recent accounting pronouncements described in the Company’s 2011 Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

3.    Restructuring

Consolidation of UVEST Financial Services Group, Inc.
On March 14, 2011, the Company committed to a corporate restructuring plan to consolidate the operations of UVEST Financial Services Group, Inc. ("UVEST") with LPL Financial LLC ("LPL Financial"). The restructuring plan was effected to enhance the Company’s service offering, while also generating efficiencies. In connection with the consolidation, certain registered representatives associated with UVEST moved to LPL Financial through a transfer of their licenses. The Company completed the transfers in December 2011. Following the transfer of registered representatives and client accounts to LPL Financial, all registered representatives and client accounts are associated with LPL Financial and all of the Company’s securities business is done through a single broker-dealer. In addition, UVEST expects to terminate its clearing relationship with a third-party clearing firm and plans to file a broker-dealer withdrawal request with the Financial Industry Regulatory Authority ("FINRA") in 2012.
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
The following table summarizes the balance of accrued expenses and the changes in the accrued amounts as of and for the three months ended March 31, 2012 (in thousands):

	Accrued Balance at December 31, 2011	Costs Incurred	Payments	Non-cash	Accrued Balance at March 31, 2012	Cumulative Costs Incurred to Date	Total Expected Restructuring Costs(1)
Conversion and transfer costs	$1,076	$1,207	$(2,216)	$—	$67	$10,385	$14,690
Contract penalties	8,832	—	(8,270)	—	562	8,642	8,642
Advisor retention and related benefits	250	241	(13)	(228)	250	1,030	5,513
Asset impairments	—	—	—	—	—	2,776	2,776
Total	$10,158	$1,448	$(10,499)	$(228)	$879	$22,833	$31,621
________________________________

(1)
At March 31, 2012, total expected restructuring costs exclude approximately $12.0 million of internally developed software related to the corporate restructuring initiative that is being capitalized over a useful life ranging from three to five years, with expense being recorded as depreciation and amortization within the unaudited condensed consolidated statements of income. As of March 31, 2012, approximately $12.7 million has been spent on development activities of which approximately $10.3 million has been capitalized, with the

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

remainder included in costs incurred. The Company anticipates capitalizing an additional $1.7 million of internally developed software in the remainder of 2012.

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

There have been no transfers of assets or liabilities between fair value measurement classifications during the three months ended March 31, 2012.

The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At March 31, 2012, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:

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

Securities Owned and Securities Sold, But Not Yet Purchased — The Company’s trading securities consist of house account model portfolios for the purpose of benchmarking the performance of its fee based advisory platforms and temporary positions resulting from the processing of client transactions. Examples of these securities include money market funds, U.S. treasuries, mutual funds, certificates of deposit, traded equity securities and debt securities.

The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At March 31, 2012, the Company did not adjust prices received from the independent third-party pricing services.

Other Assets — The Company’s other assets include deferred compensation plan assets that are invested in money market funds and mutual funds which are actively traded and valued based on quoted market prices in active markets.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accounts Payable and Accrued Liabilities — The Company’s accounts payable and accrued liabilities include an interest rate swap, and contingent consideration from its 2011 acquisitions of National Retirement Partners, Inc. and Concord Wealth Management.
The Company’s interest rate swap is not traded on a market exchange; therefore, the fair value is determined using models which include assumptions about the London Interbank Offered Rate (“LIBOR”) yield curve at interim reporting dates as well as counterparty credit risk and the Company’s own non-performance risk. Accordingly, the Company has classified the interest rate swap as a Level 2 measurement within the fair value hierarchy. Contingent consideration is measured by discounting, to present value, the contingent payments expected to be made based on the Company’s estimates of certain financial targets expected to result from the acquisitions. The Company has determined that contingent consideration qualifies as a Level 3 fair value measurement.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
At March 31, 2012:
Assets
Cash equivalents	$499,128	$—	$—	$499,128
Securities owned — trading:
Money market funds	490	—	—	490
Mutual funds	5,087	—	—	5,087
Equity securities	52	—	—	52
Debt securities	—	159	—	159
U.S. treasury obligations	900	—	—	900
Total securities owned — trading	6,529	159	—	6,688
Other assets	26,874	—	—	26,874
Total assets at fair value	$532,531	$159	$—	$532,690
Liabilities
Securities sold, but not yet purchased:
Equity securities	$221	$—	$—	$221
Debt securities	—	81	—	81
Certificates of deposit	—	40	—	40
Total securities sold, but not yet purchased	221	121	—	342
Accounts payable and accrued liabilities	—	714	16,593	17,307
Total liabilities at fair value	$221	$835	$16,593	$17,649

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

Three Months Ended March 31, 2012 (in thousands):
Fair value at December 31, 2011	$16,104
Total unrealized losses included in earnings(1)	489
Fair value at March 31, 2012	$16,593
________________________________
(1) Represents the accretion of contingent consideration as the Company approaches the future expected payment.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
At December 31, 2011:
Assets
Cash equivalents	$575,243	$—	$—	$575,243
Securities owned — trading:
Money market funds	262	—	—	262
Mutual funds	4,966	—	—	4,966
Equity securities	47	—	—	47
Debt securities	—	115	—	115
Certificates of deposit	900	—	—	900
Total securities owned — trading	6,175	115	—	6,290
Other assets	21,400	—	—	21,400
Total assets at fair value	$602,818	$115	$—	$602,933
Liabilities
Securities sold, but not yet purchased:
Equity securities	$134	$—	$—	$134
Debt securities	—	2	—	2
Certificates of deposit	—	25	—	25
Total securities sold, but not yet purchased	134	27	—	161
Accounts payable and accrued liabilities	—	1,377	16,104	17,481
Total liabilities at fair value	$134	$1,404	$16,104	$17,642

5.    Held-to-Maturity Securities

The Company holds certain investments in securities including U.S. government notes. The Company has both the intent and the ability to hold these investments to maturity and classifies them as such. Interest income is accrued as earned. Premiums and discounts are amortized using a method that approximates the effective yield method over the term of the security and are recorded as an adjustment to the investment yield. The Company measures the fair value of its securities held-to-maturity using quoted prices in active markets. Accordingly, the securities held-to-maturity qualify as Level 1 fair value measurements.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost, gross unrealized gains and fair value of securities held-to-maturity were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Fair Value
At March 31, 2012:
U.S. government notes	$9,152	$11	$9,163

At December 31, 2011:
U.S. government notes	$11,167	$27	$11,194

At March 31, 2012, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within 1 Year		1-3 Years	Total
U.S. government notes — at amortized cost	$6,113	—	$3,039	$9,152
U.S. government notes — at fair value	$6,126		$3,037	$9,163

6.    Intangible Assets

The components of intangible assets as of March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

	Weighted Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
At March 31, 2012:
Definite-lived intangible assets:
Advisor and financial institution relationships	13.5	$450,164	$(138,793)	$311,371
Product sponsor relationships	13.8	230,916	(66,840)	164,076
Client relationships	12.7	14,910	(2,338)	12,572
Total definite-lived intangible assets		$695,990	$(207,971)	$488,019
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$527,838

At December 31, 2011:
Definite-lived intangible assets:
Advisor and financial institution relationships	13.7	$450,164	$(132,503)	$317,661
Product sponsor relationships	14.0	230,916	(63,710)	167,206
Client relationships	12.9	14,910	(1,926)	12,984
Total definite-lived intangible assets		$695,990	$(198,139)	$497,851
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$537,670

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Total amortization expense of intangible assets was $9.8 million and $9.5 million for the three months ended March 31, 2012 and 2011, respectively. Amortization expense for each of the fiscal years ended December 31, 2012 through 2016 and thereafter is estimated as follows (in thousands):

2012 - remainder	$29,218
2013	38,268
2014	37,991
2015	37,111
2016	37,004
Thereafter	308,427
Total	$488,019

7.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 35.0%, primarily as a result of state taxes, settlement contingencies and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 38.4% and 39.9% for the three months ended March 31, 2012 and 2011, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

8.    Indebtedness

Senior Secured Credit Facilities — On March 29, 2012, the Company entered into a Credit Agreement (the “Credit Agreement”) with its wholly owned subsidiary, LPL Holdings, Inc., the other Credit Parties signatory thereto, the Several Lenders signatory thereto, and Bank of America, N.A. as Administrative Agent, Collateral Agent, Letter of Credit Issuer, and Swingline Lender. The Credit Agreement refinances and replaces the Company’s Third Amended and Restated Credit Agreement, dated as of May 24, 2010 (the "Original Credit Agreement").

Pursuant to the Credit Agreement, the Company established a Term Loan A of $735.0 million maturing on March 29, 2017 (the "Term Loan A"), a Term Loan B of $615.0 million maturing on March 29, 2019 (the "Term Loan B") and a revolving credit facility with borrowing capacity of $250.0 million maturing on March 29, 2017 (the "Revolving Credit Facility"). In connection with the Credit Agreement, the Company incurred $23.7 million in costs that are capitalized as debt issuance costs in the unaudited condensed consolidated statements of financial condition.

The Revolving Credit Facility was undrawn at closing. The Revolving Credit Facility is currently used to support the issuance of a $10.0 million irrevocable letter of credit for the Company's subsidiary, the Private Trust Company N.A. ("PTC"), and a $20.7 million irrevocable letter of credit for the construction of the Company's future new San Diego office building.

Quarterly repayments of the principal for Term Loan A are to be made totaling 5.0% per year for years one and two, and 10.0% per year for years three, four, and five, with the remaining principal due upon maturity. Quarterly repayments of the principal for Term Loan B will total 1.0% per year with the remaining principal due upon maturity. Any outstanding principal under the Revolving Credit Facility will be due upon maturity.

The applicable margin for borrowings with respect to the (a) Term Loan A is currently 1.50% for base rate borrowings and 2.50% for LIBOR borrowings; and (b) Term Loan B is currently 2.00% for base rate borrowings and 3.00% for LIBOR borrowings. The LIBOR Rate with respect to the Term Loan B shall in no event be less than 1.00%. The applicable margin for borrowings under the Revolving Credit Facility is currently 1.50% for base rate borrowings and 2.50% for LIBOR borrowings with a commitment fee of 0.50%. Except for the letters of credit described above, there were no outstanding balances on the Revolving Credit Facility at March 31, 2012.

Borrowings under the Credit Agreement bear interest at a base rate equal to either one, two, three, six, nine or twelve-month LIBOR (the "Eurodollar Rate") plus the applicable margin, or an alternative base rate (“ABR”) plus the applicable margin. The ABR is equal to the greatest of (a) the prime rate in effect on such day, (b) the effective

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

federal funds rate in effect on such day plus 0.50%, (c) the Eurodollar Rate plus 1.00% and (d) solely in the case of Term Loan B, 2.00%. The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of March 31, 2012, the Company was in compliance with such covenants. The Company may voluntarily repay outstanding loans under its Credit Agreement at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans.

On March 29, 2012, the Company used proceeds from borrowings under the Credit Agreement to repay all outstanding principal borrowings under the Original Credit Agreement. Accordingly, in the first quarter of 2012, the Company accelerated the recognition of $16.5 million of debt issuance costs related to borrowings under the Original Credit Agreement, which has been recorded as loss on extinguishment of debt within the unaudited condensed consolidated statements of income. Prior to the repayment, the Original Credit Agreement consisted of three term loan tranches: a $302.5 million term loan facility with a maturity of June 18, 2013 (the "2013 Term Loans"), a $476.9 million term loan facility with a maturity of June 25, 2015 (the "2015 Term Loans") and a $553.2 million term loan facility with a maturity of June 28, 2017 (the "2017 Term Loans"). The Original Credit Agreement also subjected the Company to certain financial and non-financial covenants. As of December 31, 2011 and prior to repayment, the Company was in compliance with all such covenants.

The Original Credit Agreement included a revolving credit facility of $163.5 million, which had a maturity date of June 28, 2013, with a commitment fee of 0.75%. Borrowings were priced at LIBOR + 3.50%. Such facility had no outstanding balance at December 31, 2011 and has been replaced by the Revolving Credit Facility.

The applicable margin for borrowings under the Original Credit Agreement with respect to the (a) 2013 Term Loans was 0.75% for base rate borrowings and 1.75% for LIBOR borrowings, (b) 2015 Term Loans was 1.75% for base rate borrowings and 2.75% for LIBOR borrowings, and (c) 2017 Term Loans was 2.75% for base rate borrowings and 3.75% for LIBOR borrowings. The LIBOR Rate with respect to the 2015 Term Loans and the 2017 Term Loans had a floor of 1.50%.

Bank Loans Payable — The Company maintains three uncommitted lines of credit. Two of the lines have an unspecified limit, and are primarily dependent on the Company’s ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. Certain lines were utilized in 2012 and 2011; however, there were no balances outstanding at March 31, 2012 or December 31, 2011.

The Company’s outstanding borrowings were as follows (dollars in thousands):

		March 31, 2012			December 31, 2011
	Maturity	Balance	Interest Rate		Balance	Interest Rate
Senior secured term loans:
Hedged with an interest rate swap(1)	3/29/2017	$65,000	2.97%	(2)	$65,000	2.33%	(5)
Unhedged:
2013 Term Loans	6/28/2013	—			237,489	2.05%	(6)
2015 Term Loans	6/25/2015	—			476,935	4.25%	(7)
2017 Term Loans	6/28/2017	—			553,244	5.25%	(8)
Term Loan A	3/29/2017	670,000	2.74%	(3)	—
Term Loan B	3/29/2019	615,000	4.00%	(4)	—
Total borrowings		1,350,000			1,332,668
Less current borrowings (maturities within 12 months)		42,900			13,971
Long-term borrowings — net of current portion		$1,307,100			$1,318,697
____________

(1)	The original maturity of the hedged portion of the senior secured term loan was June 28, 2013 prior to the refinancing entered into on March 29, 2012.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	As of March 31, 2012, the variable interest rate for the hedged portion of Term Loan A is based on the three-month LIBOR of 0.47%, plus the applicable interest rate margin of 2.50%.

(3)	As of March 31, 2012, the variable interest rate for the unhedged portion of Term Loan A is based on the one-month LIBOR of 0.24%, plus the applicable interest rate margin of 2.50%.

(4)
As of March 31, 2012, the variable interest rate for the unhedged portion of Term Loan B is based on the greater of the one-month LIBOR of 0.24% or 1.00%, plus the applicable interest rate margin of 3.00%.

(5)	As of December 31, 2011, the variable interest rate for the hedged portion of the 2013 Term Loans is based on the three-month LIBOR of 0.58%, plus the applicable interest rate margin of 1.75%.

(6)	As of December 31, 2011, the variable interest rate for the unhedged portion of the 2013 Term Loans is based on the one-month LIBOR of 0.30%, plus the applicable interest rate margin of 1.75%.

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

The combined average balance outstanding in the revolving and uncommitted line of credit facilities was approximately $132,000 and $6,000 for the three months ended March 31, 2012 and 2011, respectively. The weighted-average interest rate was 1.25% and 1.50% for the three months ended March 31, 2012, and 2011, respectively.

The minimum calendar year payments and maturities of the senior secured borrowings as of March 31, 2012 are as follows (in thousands):

2012 — remainder	$32,175
2013	42,900
2014	70,463
2015	79,650
2016	79,650
Thereafter	1,045,162
Total	$1,350,000

9.    Interest Rate Swap

An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. The Company uses an interest rate swap to hedge the variability on a portion of its floating rate senior secured term loan. The Company is required to pay the counterparty to the agreement fixed interest payments on a notional balance and in turn, receives variable interest payments on that notional balance. Payments are settled quarterly on a net basis.

At March 31, 2012, the Company has an interest rate swap with a notional balance of $65.0 million and a fair value of $0.7 million that carries a fixed pay rate of 4.85% and has a variable receive rate of 0.47%, with a maturity date of June 30, 2012. The effective rate from December 31, 2011 through March 30, 2012 was 0.58%, and the rate resets on the last day of the period.

The interest rate swap agreement qualifies for hedge accounting and has been designated as a cash flow hedge against specific payments due on the Company’s Term Loan A. As of March 31, 2012, the Company assessed the interest rate swap agreement as being highly effective and expects it to continue to be highly effective. Accordingly, the changes in fair value of the interest rate swap have been recorded in other comprehensive income, with the fair value included as a liability on the Company’s unaudited condensed consolidated statements of financial condition. The Company has recorded net unrealized gains of $0.7 million and $2.1 million for the three months ended March 31, 2012 and 2011, respectively, to accumulated other comprehensive loss related to the change in the fair value of its interest rate swap agreement. The Company has reclassified $0.7 million and $2.4 million to interest expense from accumulated other comprehensive loss for the three months ended March 31, 2012 and 2011, respectively. Based on current interest rate assumptions and assuming no additional interest rate swap agreements are entered into, the Company expects to reclassify $0.7 million, or $0.4 million after tax, from other comprehensive loss as additional interest expense over the remaining life of the interest rate swap.

10.    Commitments and Contingencies

Leases — The Company leases certain office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases.

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

Future minimum payments under leases, lease commitments and other noncancellable contractual obligations with remaining terms greater than one year as of March 31, 2012, are as follows (in thousands):

2012 - remainder	$20,273
2013	24,234
2014	24,591
2015	25,530
2016	25,507
Thereafter	261,607
Total(1)	$381,742
____________

(1)	Minimum payments have not been reduced by minimum sublease rental income of $5.7 million due in the future under noncancellable subleases.

Included in the schedule of future minimum payments above is a fifteen year lease commitment that was executed in December 2011 for the Company's future San Diego office building with a lease commencement date of May 1, 2014. Future minimum payments for this lease commitment are $9.6 million, $14.8 million, $15.4 million and $236.8 million for the years 2014, 2015, 2016 and thereafter, respectively.

Total rental expense for all operating leases was approximately $4.3 million and $4.2 million for the three months ended March 31, 2012, and 2011, respectively.

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

Certain of the Company’s subsidiaries provide guarantees to securities clearing houses and exchanges under their standard membership agreements, which require a member to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing houses and exchanges, all other members would be required to meet any shortfall. The Company’s liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these agreements is remote. Accordingly, no liability has been recognized for these transactions.

Loan Commitments — From time to time, the Company makes loans to its advisors, primarily to newly signed advisors to assist in the transition process. Due to timing differences, the Company may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

occurring, including but not limited to the advisor joining the Company, and may be forgivable. The Company had no significant unfunded commitments at March 31, 2012.

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

Defense costs are expensed as incurred and classified as professional services within the unaudited condensed consolidated statements of income. When there is indemnification or insurance, the Company may engage in defense of settlement and subsequently seek reimbursement for such matters. In connection with various acquisitions, and pursuant to the purchase and sale agreements, the Company has received third-party indemnification for certain legal proceedings and claims. Some of these matters have been defended and paid directly by the indemnifying party.

The Company believes, based on the information available at this time, after consultation with counsel, consideration of insurance, if any, and indemnifications provided by the third-party indemnitors, that the outcomes will not have a material adverse impact on the unaudited condensed consolidated statements of financial condition, income, comprehensive income or cash flows.

Other Commitments — As of March 31, 2012, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $327.5 million, which it can sell or repledge. Of this amount, approximately $37.5 million has been pledged or sold as of March 31, 2012; $20.7 million was pledged with client-owned securities to the Options Clearing Corporation ("OCC") as collateral to secure client obligations related to options positions, and $16.8 million was loaned to the National Securities Clearing Corporation ("NSCC") through participation in its Stock Borrow Program. Additionally, approximately $140.6 million are held at banks in connection with unutilized secured margin lines of credit; these securities may be used as collateral for loans from these banks. The remainder of $149.4 million has not been re-pledged or sold, and as of March 31, 2012 there are no restrictions that materially limit the Company's ability to re-pledge or sell the client collateral of $290.0 million.

As of December 31, 2011, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $350.2 million, which it can sell or repledge. Of this amount, approximately $32.7 million has been pledged or sold as of December 31, 2011; $18.4 million was pledged with client-owned securities to the OCC as collateral to secure client obligations related to options positions, and $14.3 million was loaned to the NSCC through participation in its Stock Borrow Program. Additionally, approximately $145.0 million are held at banks in connection with unutilized secured margin lines of credit; these securities may be used as collateral for loans from these banks. The remainder of $172.5 million had not been re-pledged or sold, and as of December 31, 2011 there are no restrictions that materially limited the Company's ability to re-pledge or sell the client collateral of $317.5 million.

Trading securities on the unaudited condensed consolidated statements of financial condition includes $0.9 million and $0.9 million pledged to clearing organizations at March 31, 2012 and December 31, 2011, respectively.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

LPL Financial provides brokerage, clearing and custody services on a fully disclosed basis; offers its investment advisory programs and platforms; and provides technology and additional processing and related services to the advisors of the broker-dealer subsidiary of a large global insurance company and their clients under a multi-year agreement. Termination fees may be payable by a terminating or breaching party depending on the specific cause of termination.

11.    Stockholders' Equity

Share-Based Compensation

Certain employees, advisors, officers and directors participate in various stock option plans. In addition, certain financial institutions participate in a warrant plan. Stock options and warrants generally vest in equal increments over a three- to five-year period and expire on the 10th anniversary following the date of grant.

The Company recognizes share-based compensation expense related to employee stock option awards based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized $4.2 million and $3.8 million of share-based compensation related to the vesting of employee stock option awards during the three months ended March 31, 2012 and 2011, respectively, which is included in compensation and benefits on the unaudited condensed consolidated statements of income. As of March 31, 2012, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $48.6 million, which is expected to be recognized over a weighted-average period of 3.79 years.

The Company recognizes share-based compensation expense for stock options and warrants awarded to its advisors and financial institutions based on the fair value of the awards at each interim reporting period. The Company recognized $2.3 million and $1.0 million of share-based compensation during the three months ended March 31, 2012 and 2011, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commissions and advisory fees on the unaudited condensed consolidated statements of income. As of March 31, 2012, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $19.6 million for advisors and financial institutions, which is expected to be recognized over a weighted-average period of 3.87 years.

2008 Nonqualified Deferred Compensation Plan

On November 19, 2008, the Company established an unfunded, unsecured deferred compensation plan to permit employees and former employees who held non-qualified stock options issued under the 2005 Stock Option Plan for Incentive Stock Options and 2005 Stock Option Plan for Non-qualified Stock Options that were to expire in 2009 and 2010, to receive stock units under the 2008 Nonqualified Deferred Compensation Plan ("Deferred Compensation Plan"). On February 22, 2012, the Company distributed 1,673,556 shares, net of shares withheld to satisfy withholding tax requirements, pursuant to the terms of the Deferred Compensation Plan. Distributions to participants were made in the form of whole shares of common stock equal to the number of stock units allocated to the participant's account, with fractional shares paid out in cash. Participants authorized the Company to withhold shares from their distribution of common stock to satisfy their withholding tax obligations. Accordingly on February 22, 2012, the Company repurchased 1,149,896 shares and paid $37.5 million of cash consideration related to tax withholdings. The repurchase of shares was executed under the share repurchase program approved by the Board of Directors on August 16, 2011.

Special Dividend

On March 30, 2012, the Company's Board of Directors approved a special dividend of $2.00 per share to common stockholders. The dividend will be paid on May 25, 2012 to stockholders of record as of May 15, 2012. As of March 31, 2012, the Company has recorded a liability of $220.6 million as dividends payable in the unaudited condensed consolidated statements of financial position based on the number of shares of common stock outstanding on that date. Stock options and warrants exercised after March 31, 2012 increase share count; therefore, the actual dividend payment is dependent on the number of stock options and warrants that are exercised before May 15, 2012.

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

12.    Earnings Per Share
Prior to February 22, 2012, the Company was required to calculate earnings per share using the two-class method by allocating a portion of its earnings to employees who held stock units containing non-forfeitable rights to dividends or dividend equivalents under its Deferred Compensation Plan. Basic earnings per share was computed by dividing income less earnings attributable to employees that held stock units under the Deferred Compensation Plan by the basic weighted average number of shares outstanding. Diluted earnings per share was computed in a manner similar to basic earnings per share, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options, warrants and other stock-based awards. After the distribution of shares on February 22, 2012 to satisfy the Deferred Compensation Plan, the two-class method was no longer applicable.

A reconciliation of the income used to compute basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 is as follows:

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Basic earnings per share:
Net income, as reported	$41,179	$48,999
Allocation of undistributed earnings to stock units	—	(630)
Net income, for computing basic earnings per share	$41,179	$48,369
Diluted earnings per share:
Net income, as reported	$41,179	$48,999
Allocation of undistributed earnings to stock units	—	(606)
Net income, for computing diluted earnings per share	$41,179	$48,393

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 is as follows:

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Basic weighted average number of shares outstanding	108,956	108,807
Dilutive common share equivalents	3,573	4,389
Diluted weighted average number of shares outstanding(1)	112,529	113,196
________________________________

(1)
Included within the weighted average share count for the three months ended March 31, 2012, is approximately 850,000 shares resulting from the distribution pursuant to the Deferred Compensation Plan (see Note 11).

Basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 are as follows:

	For the Three Months Ended March 31,
	2012	2011
Basic earnings per share	$0.38	$0.44
Diluted earnings per share	$0.37	$0.43

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The computation of diluted earnings per share excluded stock options and warrants to purchase 3,545,280 shares and 3,149,811 shares for the three months ended March 31, 2012 and 2011 because the effect would have been anti-dilutive, respectively.

13.    Related Party Transactions

One of the Company’s majority stockholders owns a minority interest in Artisan Partners Limited Partnership (“Artisan”), which pays fees in exchange for product distribution and record-keeping services. During the three months ended March 31, 2012 and 2011, the Company earned $0.8 million and $0.7 million, respectively, in fees from Artisan. Additionally, as of March 31, 2012 and December 31, 2011, Artisan owed the Company $0.8 million and $0.7 million, respectively, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the unaudited condensed consolidated statements of financial condition.

One of the Company’s majority stockholders owns a minority interest in XOJET, Inc. (“XOJET”), which provides chartered aircraft services. The Company paid $1.0 million to XOJET during the three months ended March 31, 2011.

Certain entities affiliated with SunGard Data Systems Inc. (“SunGard”), a company majority-owned by one of the Company’s majority stockholders, provide data center recovery services. The Company paid $0.1 million to SunGard during the three months ended March 31, 2011.

Aplifi, Inc. ("Aplifi"), a privately held technology company in which the Company holds an equity interest, provides software licensing for annuity order entry and compliance. The Company paid $0.4 million and $0.7 million to Aplifi for such services during the three months ended March 31, 2012 and 2011, respectively.

An immediate family member of one of the Company’s executive officers, is an executive officer of CresaPartners LLC (“CresaPartners”). CresaPartners provides the Company and its subsidiaries real estate advisory, transaction and project management services. The Company paid $0.1 million to CresaPartners during the three months ended March 31, 2012.

14.    Net Capital and Regulatory Requirements
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

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries as of March 31, 2012 are presented in the following table (in thousands):

	Net Capital	Minimum Net Capital Required	Excess Net Capital
LPL Financial LLC	$108,392	$6,069	$102,323
UVEST Financial Services Group, Inc.	$20,098	$339	$19,759

LPL Financial is a clearing broker-dealer and UVEST is an introducing broker-dealer. In connection with the Company's 2011 initiative to consolidate UVEST with LPL Financial, UVEST plans to file a broker-dealer withdrawal request with FINRA in 2012 upon transfer of all clients accounts and to maintain sufficient capital to carry out any remaining activities during the interim.
PTC is also subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s unaudited condensed consolidated financial statements.
As of March 31, 2012 and December 31, 2011, the Company’s registered broker-dealers and PTC have met

LPL INVESTMENT HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

all capital adequacy requirements to which they are subject.
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

16.    Subsequent Events
On January 3, 2012, the Company announced its intent to acquire Fortigent Holdings Company, Inc. and its wholly owned subsidiaries Fortigent, LLC, Fortigent Reporting Company, LLC, and Fortigent Strategies Company, LLC (together, "Fortigent"). On April 23, 2012, the transaction closed. Total purchase price consideration at the closing of the transaction was $39.5 million, including $9.9 million of cash that the Company placed into escrow subject to adjustment pursuant to the terms of the stock purchase agreement. Fortigent is a leading provider of high net worth solutions and consulting services to RIAs, banks, and trust companies. This strategic acquisition will further enhance the Company's capabilities and offer an extension of the Company's existing services for wealth management advisors.

******

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide an integrated platform of brokerage and investment advisory services to over 12,900 independent financial advisors and financial advisors at financial institutions (our "advisors") across the country, enabling them to successfully service their retail investors with objective, conflict-free financial advice. In addition, we support approximately 4,400 financial advisors who are affiliated and licensed with insurance companies with customized clearing, advisory platforms and technology solutions. Our singular focus is to support our advisors with the front-, middle- and back-office support they need to serve the large and growing market for independent investment advice, particularly in the mass affluent market. We believe we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services and full open-architecture access to leading financial products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting or market making.
For over 20 years we have served the independent advisor market. We currently support the largest independent advisor base and we believe we have the fourth largest overall advisor base in the United States based on the information available as of the date this Quarterly Report on Form 10-Q has been issued. Through our advisors, we are also one of the largest distributors of financial products in the United States. Our scale is a substantial competitive advantage and enables us to more effectively attract and retain advisors. Our unique model allows us to invest more resources in our advisors, increasing their revenues and creating a virtuous cycle of growth. We currently have approximately 2,700 employees with headquarters in Boston, Charlotte and San Diego.

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

The table below summarizes the sources of our revenue, the primary drivers of each revenue source and the percentage of each revenue source that represents recurring revenue, a characterization of revenue and a statistical measure:

			For the Three Months Ended March 31, 2012
	Sources of Revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commissions	- Transactions - Brokerage asset levels	$464	51%	37%
	Advisory Fees	- Advisory asset levels	$251	28%	98%
Attachment revenue retained by us	Asset-Based Fees - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Number of accounts - Client asset levels	$97	11%	100%
	Transaction and Other Fees - Transactions - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Premium technology subscribers	$75	8%	63%
	Interest and Other Revenue	- Margin accounts - Marketing re-allowance fees	$15	2%	37%
	Total Net Revenue		$902	100%	63%
	Total Recurring Revenue		$569	63%

•	Commissions and Advisory Fees. Transaction-based commissions and advisory fees both represent advisor-generated revenue, generally 85-90% of which is paid to advisors.

Commissions.  Transaction-based commission revenues represent gross commissions generated by our advisors, primarily from commissions earned on the sale of various financial products such as variable and fixed annuities, mutual funds, general securities, fixed income, alternative investments and insurance and can vary from period to period based on the overall economic environment, number of trading days in the reporting period and investment activity of our advisors' clients. We also earn trailing commission type revenues (a commission that is paid over time, such as 12(b)-1 fees) on mutual funds and variable annuities held by clients of our advisors. Trailing commissions are recurring in nature and are earned based on the current market value of investment holdings.

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

•
Transaction and Other Fees.  Revenues earned from transaction and other fees primarily consist of transaction fees and ticket charges, subscription fees, Individual Retirement Account ("IRA") custodian fees, contract and license fees, conference fees and other client account fees. We charge fees to our advisors and their clients for executing transactions in brokerage and fee-based advisory accounts. We earn subscription fees for various services provided to our advisors and on IRA custodial services that we provide for their client accounts. We charge monthly administrative fees to our advisors. We charge fees to financial product manufacturers for participating in our training and marketing conferences. In addition, we host certain advisor conferences that serve as training, sales and marketing events. During the reporting periods that these conferences are held we anticipate higher transaction and other fees resulting from the collection of revenues from sponsors and advisors, in comparison to other periods.

•
Other Revenue.  Other revenue includes marketing re-allowance fees from certain financial product manufacturers as well as interest income from client margin accounts and cash equivalents, net of operating interest expense, and other items.

Our Operating Expenses

•
Production Expenses.  Production expenses are comprised of the following: base amounts that are earned by and paid out to advisors based on commissions and advisory fees earned on each client's account (collectively, commissions and advisory fees earned are referred to as gross dealer concessions, or "GDC"); bonuses earned by advisors based on the levels of commissions and advisory fees they produce; the recognition of share-based compensation expense from stock options and warrants granted to advisors and financial institutions based on the fair value of the awards at each interim reporting period; a mark-to-market gain or loss on amounts designated by advisors as deferred commissions in a non-qualified deferred compensation plan at each interim reporting period; and brokerage, clearing and exchange fees. Our production payout ratio is calculated as production expenses excluding brokerage, clearing and exchange fees, divided by commissions and advisory revenues.

We characterize production payout, which includes all production expenses except brokerage, clearing and exchange fees, as either GDC sensitive or non-GDC sensitive. Base amounts and production bonuses earned by and paid to advisors are GDC sensitive because they are variable and highly correlated to the level of our commissions and advisory revenues in a particular reporting period. Non-GDC sensitive production payout is correlated to market movement in addition to the value of our stock. Non-GDC sensitive production includes share-based compensation expense from stock options and warrants granted to advisors and financial institutions based on the fair value of the awards at each interim reporting period, and mark-to-market gains or losses on amounts designated by advisors as deferred commissions in a non-qualified deferred compensation plan.

The following table shows our production payout ratio for the three months ended March 31, 2012:

Base payout rate	84.25%
Production based bonuses	1.57%
GDC sensitive payout	85.82%
Non-GDC sensitive payout	0.57%
Total Payout Ratio	86.39%

•
Compensation and Benefits Expense.  Compensation and benefits expense includes salaries and wages and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

•
General and Administrative Expenses.  General and administrative expenses include promotional fees, occupancy and equipment, communications and data processing, regulatory fees, travel and entertainment, professional services and other expenses. We host certain advisor conferences that serve as training, sales and marketing events. During the reporting periods that these conferences are held, we anticipate higher general and administrative expenses in comparison to other periods.

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

How We Evaluate Our Business

We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics as of and for the three months ended March 31, 2012 and 2011 are as follows:

	As of and for the Three Months Ended March 31,
	2012	2011

Business Metrics
Advisors(1)	12,962	12,554
Advisory and brokerage assets (in billions)(2)	$354.1	$330.1
Advisory assets under management (in billions)(3)	$110.8	$99.7
Net new advisory assets (in billions)(4)	$2.5	$3.7
Insured cash account balances (in billions)(3)	$13.9	$12.3
Money market account balances (in billions)(3)	$7.7	$6.9

Financial Metrics
Revenue growth from prior period	3.2%	17.5%
Recurring revenue as a % of net revenue(5)	63.0%	60.2%
Net income (in millions)	$41.2	$49.0
Earnings per share (diluted)	$0.37	$0.43
Non-GAAP Measures:
Gross margin (in millions)(6)	$274.9	$269.5
Gross margin as a % of net revenue(6)	30.5%	30.8%
Adjusted EBITDA (in millions)	$125.0	$124.3
Adjusted EBITDA as a % of net revenue	13.9%	14.2%
Adjusted EBITDA as a % of gross margin(6)	45.5%	46.1%
Adjusted Earnings (in millions)	$63.2	$59.4
Adjusted Earnings per share (diluted)	$0.56	$0.52
____________

(1)
Advisors are defined as those investment professionals who are licensed to do business with our broker-dealer subsidiaries. In 2011, we consolidated the operations of UVEST with LPL Financial which resulted, as expected, in attrition of 146 advisors in 2011. Excluding attrition from the integration of the UVEST platform, we added 554 net new advisors during the twelve months ended March 31, 2012, continuing to build relationships with advisors from all channels across the financial services industry.

(2)
Advisory and brokerage assets are comprised of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition.

(3)
Advisory assets under management, insured cash account balances and money market account balances are components of advisory and brokerage assets. Such totals do not include the market value of client assets held in retirement plans administered by us and trust assets supported by Concord Capital Partners.

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

(6)
Gross margin is calculated as net revenues less production expenses. Production expenses consist of the following expense categories from our unaudited condensed consolidated statements of income: (i) commissions and advisory fees and (ii) brokerage, clearing and exchange. All other expense categories, including depreciation and amortization, are considered general and administrative in nature. Because our gross margin amounts do not include any depreciation and amortization expense, we consider our gross margin amounts to be non-GAAP measures that may not be comparable to those of others in our industry.

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt and

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

Set forth below is a reconciliation from our net income to Adjusted EBITDA, a non-GAAP measure, for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Net income	$41,179	$48,999
Interest expense	16,032	18,172
Income tax expense	25,684	32,559
Amortization of purchased intangible assets and software(1)	9,832	9,537
Depreciation and amortization of all other fixed assets	7,343	8,628
EBITDA	100,070	117,895
EBITDA Adjustments:
Employee share-based compensation expense(2)	4,160	3,860
Acquisition and integration related expenses(3)	1,858	1,416
Restructuring and conversion costs(4)	2,010	835
Debt extinguishment costs(5)	16,543	—
Equity issuance and related offering costs	—	292
Other(6)	314	33
Total EBITDA Adjustments	24,885	6,436
Adjusted EBITDA	$124,955	$124,331
____________

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 and our various acquisitions.

(2)	Represents share-based compensation expense related to stock options awarded to employees and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.

(3)	Represents acquisition and integration costs resulting from various acquisitions.

(4)
Represents organizational restructuring charges and conversion and other related costs incurred resulting from the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities. As of March 31, 2012, approximately 72% and 97%, respectively, of costs related to these two initiatives have been recognized. The remaining costs largely consist of transition payments made in connection with these two conversions for the retention of advisors and institutions, and conversion and transfer costs that are expected to be recognized into earnings by December 2014.

(5)
Represents expenses incurred in March 2012 resulting from the early extinguishment and repayment of amounts outstanding under the Company's Third Amended and Restated Credit Agreement, including the write-off of $16.5 million of unamortized debt issuance costs that have no future economic benefit, as well as various other charges incurred in connection with the repayment under the prior senior secured credit facilities and the establishment of the new senior secured credit facilities.

(6)	Represents excise and other taxes.

Adjusted Earnings and Adjusted Earnings per share

Adjusted Earnings represents net income before: (a) share-based compensation expense, (b) amortization of intangible assets and software, a component of depreciation and amortization resulting from our merger transaction in 2005 and our various acquisitions, (c) acquisition and integration related expenses, (d) restructuring and conversion costs, (e) debt extinguishment costs, (f) equity issuance and related offering costs and (g) other. Reconciling items are tax effected using the income tax rates in effect for the applicable period, adjusted for any potentially non-deductible amounts.

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

The following table sets forth a reconciliation of net income to non-GAAP measures Adjusted Earnings and Adjusted Earnings per share for the three months ended March 31, 2012 and 2011 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2012	2011
	(unaudited)
Net income	$41,179	$48,999
After-Tax:
EBITDA Adjustments(1)
Employee share-based compensation expense(2)	3,167	2,901
Acquisition and integration related expenses	1,146	874
Restructuring and conversion costs	1,240	515
Debt extinguishment costs	10,207	—
Equity issuance and related offering costs	—	180
Other	194	20
Total EBITDA Adjustments	15,954	4,490
Amortization of purchased intangible assets and software(1)	6,066	5,884
Adjusted Earnings	$63,199	$59,373
Adjusted Earnings per share(3)	$0.56	$0.52
Weighted average shares outstanding — diluted(4)	112,529	113,196
____________

(1)
EBITDA Adjustments and amortization of purchased intangible assets and software have been tax effected using a federal rate of 35.0% and the applicable effective state rate which was 3.30%, net of the federal tax benefit, for both periods presented.

(2)
Represents the after-tax expense of non-qualified stock options in which we receive a tax deduction upon exercise, and the full expense impact of incentive stock options granted to employees that have vested and qualify for preferential tax treatment and conversely, we do not receive a tax deduction. Share-based compensation for vesting of incentive stock options was $1.6 million and $1.4 million, respectively, for the three months ended March 31, 2012 and 2011.

(3)
Represents Adjusted Earnings, a non-GAAP measure, divided by weighted average number of shares outstanding on a fully diluted basis. Set forth is a reconciliation of earnings per share on a fully diluted basis as calculated in accordance with GAAP to Adjusted Earnings per share:

	For the Three Months Ended March 31,
	2012	2011
	(unaudited)
Earnings per share — diluted	$0.37	$0.43
After-Tax:
EBITDA Adjustments per share	0.14	0.04
Amortization of purchased intangible assets and software per share	0.05	0.05
Adjusted Earnings per share	$0.56	$0.52

(4) Included within the weighted average share count for the three months ended March 31, 2012, is approximately 850,000 shares resulting from the distribution pursuant to the 2008 Nonqualified Deferred Compensation Plan. See Note 11 of our unaudited condensed consolidated financial statements for further details.

Acquisitions, Integrations and Divestitures

From time to time we undertake acquisitions and/or divestitures based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. The following describes significant acquisition and divestiture activities that have impacted our 2011 and 2012 results.

Acquisition of National Retirement Partners, Inc.

On February 9, 2011, we acquired certain assets of National Retirement Partners, Inc. (“NRP”). As part of the acquisition, 206 advisors previously registered with NRP transferred their securities and advisory licenses and registrations to LPL Financial. We may be required to pay future consideration to former shareholders of NRP that is contingent upon the achievement of certain revenue-based milestones in the third year following the acquisition. We estimated the fair value of the remaining contingent consideration to be $3.3 million at the close of the transaction and we re-measure contingent consideration at fair value at each interim reporting period with changes recognized in earnings.

Consolidation of UVEST Financial Services Group, Inc.

On March 14, 2011, we committed to a corporate restructuring plan to enhance our service offering, while generating efficiencies. The restructuring plan included the consolidation of the operations of our subsidiary, UVEST, with those of LPL Financial. In connection with the consolidation of UVEST, certain registered representatives formerly associated with UVEST moved to LPL Financial through a transfer of their licenses. The transfers occurred beginning in July 2011 and were completed in December 2011. Following the transfer, all registered representatives and client accounts that transferred are associated with LPL Financial. In addition, UVEST expects to terminate its relationship with a third-party clearing firm and plans to file a broker-dealer withdrawal request with the Financial Industry Regulatory Authority ("FINRA").
We expect to improve pre-tax profitability by approximately $10.0 million per year upon the completion of integration activities by creating operational efficiencies and revenue opportunities. See Note 3 of our unaudited condensed consolidated financial statements for further details on this initiative.

Acquisition of Concord Capital Partners

On June 22, 2011, we acquired all of the outstanding common stock of Concord Capital Partners (“Concord Wealth Management”). As of March 31, 2012, $1.8 million remains in an escrow account to be paid to former shareholders of Concord Wealth Management in accordance with the terms of the stock purchase agreement. We may be required to pay future consideration that is contingent upon the achievement of certain gross margin-based milestones for the year ended December 31, 2013. We estimated the fair value of the contingent consideration to be $11.5 million at the close of the transaction and re-measure contingent consideration at fair value at each interim reporting period with changes recognized in earnings.

Acquisition of Fortigent
On January 3, 2012, we announced our intent to acquire Fortigent Holdings Company, Inc. and its wholly owned subsidiaries Fortigent, LLC, Fortigent Reporting Company, LLC, and Fortigent Strategies Company, LLC (together, "Fortigent"). On April 23, 2012, the transaction closed. Total purchase price consideration at the closing of the transaction was $39.5 million, including $9.9 million of cash that has been placed into escrow subject to adjustment pursuant to the terms of the stock purchase agreement. Fortigent is a leading provider of high net worth solutions and consulting services to RIAs, banks, and trust companies. With over 90 institutions with more than $55.8 billion in advisory assets, Fortigent offers a high-net-worth-oriented platform that provides research, reporting and alternative investment solutions specifically designed for the RIA and high net worth space. This strategic acquisition will further enhance our capabilities and offer an extension of our existing services for wealth management advisors.

Economic Overview and Impact of Financial Market Events

The U.S. domestic equity markets experienced one of the best first quarters in over a decade in the first quarter of 2012, with the S&P 500 closing the quarter at 1,408, up 12.0% from its close on December 31, 2011. Despite the strong performance of the U.S. equity markets, other key economic data such as the unemployment rate, housing starts, and consumer spending showed modest results during the quarter. In addition, concerns about European sovereign debt issues and the sustainability of economic growth, specifically the slowing growth of corporate earnings, remain. Underlying these growth concerns are volatility fears reflecting that while the first quarter for 2012 and the past two years has seen rallies in the U.S. equity markets, these rallies have been followed by significant declines in subsequent quarters in the preceding two years and 2012 could follow this trend.
In response to these concerns and the overall economic environment, the central banks, including the Federal Reserve, have continued to maintain historically low interest rates. The average federal funds effective rate was 0.10% in the first quarter of 2012, a decrease from the average of 0.15% for the first quarter of 2011. The low interest rate environment negatively impacted our revenues from client assets in our cash sweep programs. The low interest rate also impacted investor demand for fixed income securities and fixed annuities. The Federal Reserve has indicated that it plans to maintain a low interest rate environment until 2014, although it has also signaled that a third round of quantitative easing will not be launched, which is reflected in the minor increases in the federal funds rate in each month over the preceding three months during the first quarter of 2012.

Results of Operations

The following discussion presents an analysis of our results of operations for the three months ended March 31, 2012 and 2011. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended March 31,
	2012	2011	% Change
	(In thousands)

Revenues
Commissions	$463,653	$451,877	2.6%
Advisory fees	250,981	244,087	2.8%
Asset-based fees	97,241	89,823	8.3%
Transaction and other fees	74,572	73,749	1.1%
Other	15,326	14,333	6.9%
Net revenues	901,773	873,869	3.2%
Expenses
Production	626,907	604,327	3.7%
Compensation and benefits	89,012	84,142	5.8%
General and administrative	67,566	66,968	0.9%
Depreciation and amortization	17,175	18,165	(5.5)%
Restructuring charges	1,694	537	*
Total operating expenses	802,354	774,139	3.6%
Non-operating interest expense	16,032	18,172	(11.8)%
Loss on extinguishment of debt	16,524	—	*
Total expenses	834,910	792,311	5.4%
Income before provision for income taxes	66,863	81,558	(18.0)%
Provision for income taxes	25,684	32,559	(21.1)%
Net income	$41,179	$48,999	(16.0)%
____________
* Not Meaningful

Revenues

Commissions

The following table sets forth our commission revenue, by product category included in our unaudited condensed consolidated statements of income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2012	% Total	2011	% Total	Change	% Change
Variable annuities	$204,045	44.0%	$195,077	43.2%	$8,968	4.6%
Mutual funds	122,678	26.5%	118,157	26.1%	4,521	3.8%
Alternative investments	38,406	8.3%	27,976	6.2%	10,430	37.3%
Fixed annuities	28,757	6.2%	42,751	9.5%	(13,994)	(32.7)%
Equities	26,156	5.6%	27,836	6.2%	(1,680)	(6.0)%
Fixed income	22,498	4.9%	23,483	5.2%	(985)	(4.2)%
Insurance	20,945	4.5%	15,941	3.5%	5,004	31.4%
Other	168	—%	656	0.1%	(488)	(74.4)%
Total commission revenue	$463,653	100.0%	$451,877	100.0%	$11,776
Commission revenue increased by $11.8 million, or 2.6%, for the three months ended March 31, 2012 compared with 2011. The continued low interest rate environment, which has reduced investor demand for fixed annuities and fixed income securities is reflected in the decline in commission revenues for these two products.  The combination of low interest rates and market volatility impacted sales commissions for variable annuities due to its impact on product design.  Insurers adjusted features such as living benefit riders by lowering average lifetime income payouts, reducing investment choices to more conservative options, and increasing the cost of these benefits to investors. The growth in revenues for variable annuities is based on increased trail-based commissions. The increase in alternative investments is reflective of investor preferences for diversification and non-correlated ways to earn return outside of the traditional equity and fixed income markets. Income producing alternative strategies continue to grow in popularity as the needs of investors shift toward distribution.  Insurance commissions increased on improved sales of universal life insurance.

Advisory Fees

Advisory fees increased by $6.9 million, or 2.8%, for the three months ended March 31, 2012 compared to 2011. Advisory revenue for a particular quarter is driven by the level of advisory assets on the applicable billing dates, which consist of the five month-end dates immediately preceding the quarter end date. The average level of advisory assets at the applicable billing dates increased by 10.6% compared to the corresponding dates in the prior year, primarily due to net new advisory assets. The level of advisory assets also benefited modestly from increases in the S&P 500, which, on the applicable billings dates impacting the 2012 revenues, was 1.6% higher than the S&P 500 on the dates applicable to advisory revenues in the first quarter 2011. The increase in net new advisory assets resulted from strong new business development and a shift by our existing advisors toward more advisory business. The shift of advisors to the Independent RIA platform along with a re-pricing in one of our significant agreements have partially offset the growth in advisory fees resulting from the increase in advisory assets.
The following table summarizes the activity within our advisory assets under management for the three months ended March 31, 2012 and 2011 (in billions):

	2012	2011
Beginning balance at January 1	$101.6	$93.0
Net new advisory assets	2.5	3.7
Market impact and other	6.7	3.0
Ending balance at March 31	$110.8	$99.7

Asset-Based Fees
Asset-based fees increased by $7.4 million, or 8.3%, to $97.2 million for the three months ended March 31, 2012 compared with 2011. Asset-based fees increased as a result of the UVEST conversion, which enables LPL to earn revenues for certain services that it performs as the clearing firm. Previously, a third-party clearing firm performed these services and retained these revenues. In addition, revenues for record-keeping services and from product sponsors, which are largely based on the underlying asset values, increased due to the impact of the higher average market indices on the value of those underlying assets and net new sales of eligible assets. The average S&P 500 index for the three months ended March 31, 2012 was 1,349, an increase of 3.6% over the average in the prior year period. Asset-based fees also include revenues from our cash sweep programs, which increased by $2.7 million, or 8.5%, to $34.4 million for the three months ended March 31, 2012 from $31.7 million for the three months ended March 31, 2011. This was driven by an increase in the assets in our cash sweep programs, which averaged $21.5 billion and $18.9 billion for the three months ended March 31, 2012 and 2011, respectively, as retail investors increased their percentage of cash assets in response to the volatility in the financial markets.

Transaction and Other Fees
Transaction and other fees increased by $0.8 million, or 1.1%, for the three months ended March 31, 2012 compared with 2011. Transaction and other fees increased due to a 3.3% increase in the average number of advisors for the three months ended March 31, 2012 compared to 2011, increases in fees earned on those advisors and institutions who converted to the LPL platform from UVEST and increases due to a repricing of certain services. These increases were partially offset by a decline in conference revenues due to a shift in timing of a conference from the first quarter in 2011 to the second quarter in 2012, in addition to lower volumes of trading in certain advisory accounts.

Other Revenue
Other revenue increased $1.0 million, or 6.9%, to $15.3 million for the three months ended March 31, 2012 compared to 2011. The primary contributor to this increase in 2012 was direct investment marketing allowance fees received from product sponsor programs, which increased by $1.8 million compared to the same period in 2011, largely based on increased sales of alternative investments. An additional contributor to the increase was growth in retirement sponsorship programs of $1.0 million, an effect of our acquisition of NRP. Other revenues in 2011 included $1.8 million of contract termination fees that did not recur in 2012.

Expenses

Production Expenses
Production expenses increased by $22.6 million, or 3.7%, for the three months ended March 31, 2012 compared with 2011. This increase is correlated with our commission and advisory revenues, which increased by 2.7% during the same period. Our production payout was 86.39% for the three months ended March 31, 2012, compared to 85.45% for the prior year period. The increase in payout rates is driven by our production based bonus incentive structures, which reward our advisors as they achieve higher production levels, and an increase in advisor share-based compensation resulting from increases in our stock price. The increase in our production based bonuses for the three months ended March 31, 2012 reflects our advisors trend of attaining higher payout tiers earlier in the year. The base payout rate for the three months ended March 31, 2012 compared with 2011 increased primarily due to increases in payout for UVEST institutions that converted to the LPL platform.
The following table shows our production payout ratio for the three months ended March 31, 2012 and 2011:

	2012	2011
Base payout rate	84.25%	84.13%
Production based bonuses	1.57%	0.96%
GDC sensitive payout	85.82%	85.09%
Non-GDC sensitive payout	0.57%	0.36%
Total Payout Ratio	86.39%	85.45%

Compensation and Benefits Expense
Compensation and benefits increased by $4.9 million, or 5.8%, for the three months ended March 31, 2012 compared with 2011. The increase was driven by increases in staffing to support higher levels of advisor and client activities. Our average number of full-time employees increased 3.7% from 2,627 for the three months ended March 31, 2011 to 2,724 for the three months ended March 31, 2012, partially due to our acquisition of Concord Wealth Management.

General and Administrative Expenses
General and administrative expenses increased by $0.6 million, or 0.9%, to $67.6 million for the three months ended March 31, 2012 compared with 2011. The primary driver behind the increase was increased business development and promotional expenses, which were offset by a decline in conference expenses. The decrease in conference expenses is due to an advisor conference that occurred in the first quarter of 2011 which will occur in the second quarter of 2012.
Depreciation and Amortization Expense
For the three months ended March 31, 2012, depreciation and amortization decreased by $1.0 million, or 5.5% compared to the prior year. This decrease is primarily due to a reduction in depreciation incurred in the first quarter of 2012, attributed to assets that became fully depreciated in 2011.

Restructuring Charges

Restructuring charges represent expenses incurred as a result of our 2011 consolidation of UVEST and our 2009 consolidation of the Affiliated Entities.
Restructuring charges were $1.7 million in the three months ended March 31, 2012. These charges relate primarily to technology costs and other expenditures incurred for the conversion and transfer of advisors and their client accounts from UVEST to LPL Financial. Refer to Note 3 of our unaudited condensed consolidated financial statements for additional details regarding this matter.
Restructuring charges were $0.5 million for the three months ended March 31, 2011, which related primarily to technology costs and other expenditures incurred in anticipation of the conversion and transfer of advisors and their client accounts from UVEST to LPL Financial, which began in the second quarter of 2011.

Interest Expense

Interest expense includes non-operating interest expense for our senior secured credit facilities.
Interest expense decreased $2.1 million, or 11.8%, for the three months ended March 31, 2012 compared with 2011. The reduction in interest expense for 2012 is primarily due to the maturity of an interest rate swap agreement with a notional value of $145.0 million on June 30, 2011, reducing our comparative interest expense by $1.6 million for the three months ended March 31, 2012 compared to 2011.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $16.5 million for the three months ending March 31, 2012. In March 2012, we refinanced and replaced our credit agreement primarily to extend the maturities on our senior credit facilities and wrote off $16.5 million of unamortized debt issuance costs related to the previous credit agreement.

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
During the three months ended March 31, 2012, we recorded income tax expense of $25.7 million, compared with $32.6 million in the prior year period. Our effective income tax rate was 38.4% and 39.9% for the three months ended March 31, 2012 and 2011, respectively. The effective income tax rate and expense were lower in the first quarter of 2012, due primarily to the realization of incentive stock option ("ISO") deductions from the distribution of shares pursuant to the 2008 Deferred Compensation Plan (see Note 11) as well as a higher volume of ISO exercises.

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

A summary of changes in cash flow data is provided as follows:

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash flows (used in) provided by:
Operating activities	$(28,067)	$189,457
Investing activities	(1,770)	(5,577)
Financing activities	(2,117)	(6,504)
Net (decrease) increase in cash and cash equivalents	(31,954)	177,376
Cash and cash equivalents — beginning of period	720,772	419,208
Cash and cash equivalents — end of period	$688,818	$596,584

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

Net cash used in operating activities for the three months ended March 31, 2012 totaled $28.1 million compared to $189.5 million in net cash provided by operations during the three months ended March 31, 2011. The change between periods is primarily due to the settlement and funding of client trading activity, which was a net use of funds of $42.5 million for the three months ended March 31, 2012 and provided funds of $137.8 million for the comparable 2011 period. Cash flows from client activities fluctuate significantly depending on market conditions and timing. Cash used in operating activities in 2012 also includes $37.7 million of excess tax benefits related to share-based compensation offset by a change of $36.7 million in tax receivables. Net cash provided by operating activities for the three months ended March 31, 2011 includes an $82.6 million change in tax receivables that arose primarily from a tax benefit resulting from stock options exercised by selling stockholders in connection with our IPO, partially offset by $36.0 million of excess tax benefits resulting from stock options exercised in our IPO.

Net cash used in investing activities for the three months ended March 31, 2012 and 2011 totaled $1.8 million and $5.6 million, respectively. The net cash used in 2012 consists of $4.3 million in capital expenditures offset by $2.0 million in proceeds from the maturity of securities classified as held-to-maturity. The net cash used in 2011 was primarily due to $16.7 million used for the acquisition of NRP and $3.3 million in capital expenditures, offset by a $17.0 million release of restricted cash.

Net cash used in financing activities for the three months ended March 31, 2012 and 2011 was $2.1 million and $6.5 million, respectively. Cash flows used in financing activities in 2012 include a payment of $4.4 million for debt issuance costs related to our credit refinancing. Cash flows used in financing activities in 2011 include $43.5 million of cash used to pay down term loans under our senior secured credit facilities, offset by $36.0 million from excess tax benefits arising from stock options exercised related to our IPO.

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

Share Repurchase Program

On August 16, 2011, the Board of Directors approved a share repurchase program pursuant to which we may repurchase $70.0 million of the Company's issued and outstanding shares of common stock through August 31, 2012. The timing of purchases and the amount of stock purchased will be determined at our discretion. As of December 31, 2011, we repurchased 319,906 shares of common stock at a weighted-average price of $28.11 per share for an aggregate purchase price of $9.0 million. In connection with the 2008 Nonqualified Deferred Compensation Plan, we repurchased 1,149,896 shares of common stock at a weighted-average price of $32.60 per share for an aggregate purchase price of $37.5 million. As of March 31, 2012, the approximate dollar value of shares that may yet be purchased under this share repurchase program is $23.5 million.

Issuance Under 2008 Nonqualified Deferred Compensation Plan

On February 22, 2012, we distributed 1,673,556 shares, net of shares withheld to satisfy withholding tax requirements of the participants, pursuant to the terms of our 2008 Nonqualified Deferred Compensation Plan. Distributions to participants were made in the form of whole shares of common stock equal to the number of stock units allocated to the participant's account (fractional shares were paid out in cash). Participants authorized us to withhold shares from their distribution of common stock to satisfy their withholding tax obligations. On February 22, 2012 we repurchased 1,149,896 shares and made the related withholding tax payment of approximately $37.5 million.
In calculating earnings per share and diluted earnings per share using the two-class method, we were required to allocate a portion of our earnings to employees that hold stock units that contain non-forfeitable rights to dividends or dividend equivalents under our 2008 Nonqualified Deferred Compensation Plan. After the distribution of shares under the 2008 Nonqualified Deferred Compensation Plan, the two-class method is no longer applicable. This distribution of shares did not have a material impact on earnings per share or diluted earnings per share. However, the distribution increased the weighted average share count for the three months ended March 31, 2012 by approximately 850,000 shares.
Special Dividend
On March 30, 2012, the Company's Board of Directors approved a special dividend of $2.00 per share to common stockholders. The dividend will be paid on May 25, 2012, to stockholders of record as of May 15, 2012, and the Company has recorded a liability of $220.6 million as dividends payable in the unaudited condensed consolidated statements of financial position. Stock option and warrant exercises after March 31, 2012 will increase share count; therefore, the dividend payment will be between $220.6 million and $228.7 million depending on the number of stock options and warrants that are exercised before May 15, 2012.
Operating Capital Requirements

Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain at clearing organizations to support these clients’ trading activities. We have several sources of funds to enable us to meet increased working capital requirements related to increased client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When a client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to re-pledge or sell securities which collateralize those margin accounts. As of March 31, 2012, we had received collateral in connection primarily with client margin loans with a fair value of approximately $327.5 million, which can be re-pledged or sold. Of this amount, approximately $20.7 million has been pledged to the Options Clearing Corporation as collateral to secure certain client obligations related to options positions, and approximately $16.8 million was loaned to the National Securities Clearing Corporation through participation in the Stock Borrow Program. Of the remaining $290.0 million, approximately $140.6 million of these securities are held at banks in connection with uncommitted lines of credit, which were unutilized at March 31, 2012; these securities may be used as collateral for loans from these banks. The remainder of $149.4 million has not been re-pledged or sold. There are no restrictions that materially limit our ability to re-pledge or sell the client collateral of $290.0 million.

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

Our registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. UVEST computes net capital requirements under the aggregate indebtedness method, which requires firms to maintain minimum net capital, as defined, of not less than 6.67% of aggregate indebtedness.

LPL Financial is also subject to the National Futures Association's ("NFA") financial requirements and is required to maintain net capital that is in excess of or equal to the greatest of its minimum financial requirements. Currently the highest NFA requirement is the minimum net capital calculated pursuant to the SEC's Uniform Net Capital Rule.

In addition to the minimum net capital requirements, the SEC and FINRA have established "early warning" capital requirements for broker-dealers that when exceeded, limit certain activities of the broker-dealer. Early warning requirements provide advance warning that a firm's net capital is dropping toward its minimum requirement, allowing time for initiation of corrective action. For LPL Financial, an early warning level is reached if its ratio of aggregate customer debit balances falls below 5.0% of net capital. At March 31, 2012, LPL Financial's net capital was $108.4 million and its early warning requirement was $15.2 million. LPL Financial typically maintains net capital in excess of the early warning level to maintain its ability to grow its business, demonstrate the stability of its operations and provide a safeguard in the event of sustained levels of market volatility, as experienced by the securities industry in 2008.

In connection with the consolidation of UVEST, we plan to file a broker-dealer withdrawal request for UVEST with FINRA during 2012 and to maintain sufficient capital to carry out any remaining activities during the interim.

LPL Financial's ability to pay dividends greater than 10% of its excess net capital during any 35 day rolling period requires approval from FINRA. In addition, payment of dividends is restricted if LPL's net capital would be less than 5.0% of aggregate customer debit balances.

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

Indebtedness

On March 29, 2012, we entered into a Credit Agreement (the "Credit Agreement") with LPL Holdings, Inc., the other Credit Parties signatory thereto, the Several Lenders signatory thereto, and Bank of America, N.A. as Administrative Agent, Collateral Agent, Letter of Credit Issuer, and Swingline Lender. The Credit Agreement refinanced and replaced our Third Amended and Restated Credit Agreement, dated as of May 24, 2010 (the "Original Credit Agreement"). Pursuant to the Credit Agreement, we established a Term Loan A tranche of $735.0 million maturing at March 29, 2017 (the "Term Loan A") and a Term Loan B tranche of $615.0 million maturing at March 29, 2019 (the "Term Loan B"). In connection with the Credit Agreement we capitalized certain debt issuance costs totaling $23.7 million. Additionally, we accelerated the recognition of $16.5 million debt issuance costs related to borrowings under the Original Credit Agreement in the three months ended March 31, 2012. Over the first twelve months of operations under the Credit Agreement, we anticipate interest savings of approximately $10.0 million based on a weighted average interest yield of 3.34% on the Credit Agreement compared to 4.27% on the Original Credit Agreement, excluding the portions hedged with our interest rate swap.

The Credit Agreement also refinanced and replaced our existing revolving credit facility, increasing our capacity from $163.5 million to $250.0 million. The new revolving credit facility will mature on March 29, 2017. There were no outstanding borrowings on this revolving credit facility at March 31, 2012.

In addition, we maintain three uncommitted lines of credit. Two of the lines have unspecified limits, and are primarily dependent on our ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. The lines were utilized in 2012 and 2011; however, there were no balances outstanding at March 31, 2012 or December 31, 2011.

We also are a party to an interest rate swap agreement, in a notional amount of $65.0 million, to mitigate interest rate risk by hedging the variability of a portion of our floating-rate senior secured term loan. This agreement expires on June 30, 2012.

Interest Rate and Fees

Borrowings under the Credit Agreement bear interest at a base rate equal to the one, two, three, six, nine or twelve-month LIBOR (the "Eurodollar Rate") plus our applicable margin, or an alternative base rate (“ABR”) plus our applicable margin. The ABR is equal to the greatest of (a) the prime rate in effect on such day, (b) the effective federal funds rate in effect on such day plus 0.50%, (c) the Eurodollar Rate plus 1.00% and (d) solely in the case of the Term Loan B, 2.00%.

The applicable margin for borrowings (a) with respect to the Term Loan A is currently 1.50% for base rate borrowings and 2.50% for LIBOR borrowings, and (b) with respect to the Term Loan B is currently 2.00% for base rate borrowings and 3.00% for LIBOR borrowings, and (c) with respect to the revolving credit facility is currently 1.50% for base rate borrowings and 2.50% for LIBOR borrowings. The applicable margin on our term loans and revolving credit facility could change depending on our total leverage ratio. The LIBOR rate with respect to Term Loan B shall in no event be less than 1.00%.

In addition to paying interest on outstanding principal under the Credit Agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate at March 31, 2012 was 0.50% for our revolving credit facility, but is subject to change depending on our leverage ratio. Prior to the closing of the Credit Agreement on March 29, 2012, the commitment fee was 0.75% on our revolving credit facility. We must also pay customary letter of credit fees.

Prior to the repayment on March 29, 2012, the Original Credit Agreement consisted of three term loan tranches: a $302.5 million term loan facility with a maturity of June 18, 2013 (the "2013 Term Loans"), a $476.9 million term loan facility with a maturity of June 25, 2015 (the "2015 Term Loans") and a $553.2 million term loan facility with a maturity of June 28, 2017 (the "2017 Term Loans"). The applicable margin for borrowings (a) with respect to the 2013 Term Loans was 0.75% for base rate borrowings and 1.75% for LIBOR borrowings, (b) with respect to the 2015 Term Loans was 1.75% for base rate borrowings and 2.75% for LIBOR borrowings and (c) with respect to the 2017 Term Loans was 2.75% for base rate borrowings and 3.75% for LIBOR borrowings. The $163.5 million revolver tranche had an applicable margin of 2.50% for base rate borrowings and 3.50% for LIBOR borrowings. The $54.7 million revolver tranche that matured in 2011 had an applicable margin of 1.00% for base rate borrowings and 2.00% for LIBOR borrowings. The LIBOR rate with respect to the 2015 Term Loans and the 2017 Term Loans had a floor of 1.50%.

Prepayments

The Credit Agreement (other than the revolving credit facility) requires us to prepay outstanding amounts under our senior secured term loan facility subject to certain exceptions, with:

•
50% (percentage will be reduced to 0% if our total leverage ratio is 3.00 to 1.00 or less) of our annual excess cash flow (as defined in the Credit Agreement) adjusted for, among other things, changes in our net working capital (as of March 31, 2012 our total leverage ratio was 2.28);

•
100% of the net cash proceeds of all nonordinary course asset sales or other dispositions of property (including insurance recoveries), if we do not reinvest or commit to reinvest those proceeds in assets to be used in our business or to make certain other permitted investments within 15 months as long as such reinvestment is completed within 180 days and

•	100% of the net cash proceeds of any incurrence of debt, other than proceeds from debt permitted under the Credit Agreement.

Mandatory prepayments in respect of the incurrence of any debt can be applied by us to scheduled installments of principal of the Term Loan A and Term Loan B in any order at our direction. Any other mandatory prepayments described above will be applied to scheduled installments of principal of the Term Loan A and Term Loan B in direct order.

We may voluntarily repay outstanding term loans under the Credit Agreement at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans, with the exception of certain repricing transactions in respect of the Term Loan B consummated before March 29, 2013, which will be subject to a premium of 1.0% of the principal amount of Term Loan B subject to such repricing transaction.

Amortization

Quarterly repayments of the principal for Term Loan A are to be made totaling 5.0% per year for years one and two and 10.0% per year for years three, four, and five, with the remaining principal due upon maturity. Quarterly repayments of the principal for Term Loan B will total 1.0% per year with the remaining principal due upon maturity. Any outstanding principle under the Revolving Credit Facility will be due upon maturity.

Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity.

Guarantee and Security

The senior secured credit facilities are secured primarily through pledges of the capital stock in certain of our subsidiaries.

Certain Covenants and Events of Default

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

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

Our Credit Agreement prohibits us from paying dividends and distributions or repurchasing our capital stock except for limited purposes, including, but not limited to payments in connection with: (i) redemption, repurchase, retirement or other acquisition of our equity interests from present or former officers, managers, consultants, employees and directors upon the death, disability, retirement, or termination of employment of any such person or otherwise in accordance with any stock option or stock appreciate rights plan, any management or employee stock ownership plan, stock subscription plan, employment termination agreement or any employment agreements or stockholders’ agreement, in an aggregate amount not to exceed $10.0 million in any fiscal year plus the amount of cash proceeds from certain equity issuances to such persons, and the amount of certain key-man life insurance proceeds, (ii) franchise taxes, general corporate and operating expenses not to exceed $3.0 million in any fiscal year, and fees and expenses related to any unsuccessful equity or debt offering permitted by the Credit Agreement, (iii) tax liabilities to the extent attributable to our business and our subsidiaries and (iv) dividends and other distributions in an aggregate amount not to exceed the sum of (a) the greater of (i) $250,000,000 and (ii) 6.75% of our consolidated total assets, (b) the available amount (as defined in the Credit Agreement) and (c) the available equity amount (as defined in the Credit Agreement). Notwithstanding the foregoing, we may make unlimited dividends and distributions provided that after giving pro forma effect thereto, our total leverage ratio does not exceed 2.0 to 1.0.

Our current share repurchase program was authorized by the Board of Directors pursuant to item (iv) above. Our special dividend was authorized by the Board of Directors pursuant to a one-time allowance of the restriction on dividends.

In addition, our financial covenant requirements include a total leverage ratio test and an interest coverage ratio test. Under our total leverage ratio test, we covenant not to allow the ratio of our consolidated total debt (as defined in our Credit Agreement) to an adjusted EBITDA reflecting financial covenants in our senior secured credit facilities (“Credit Agreement Adjusted EBITDA”) to exceed certain prescribed levels set forth in the Credit Agreement. Under our interest coverage ratio test, we covenant not to allow the ratio of our Credit Agreement Adjusted EBITDA to our consolidated interest expense (as defined in our Credit Agreement) to be less than certain prescribed levels set forth in the Credit Agreement. Each of our financial ratios is measured at the end of each fiscal quarter, beginning with the fiscal quarter ending June 30, 2012.

Our Credit Agreement provides us with a right to cure in the event we fail to comply with our leverage ratio test or our interest coverage test. We must exercise this right to cure within ten days of the delivery of our quarterly certificate calculating the financial ratios for that quarter.

If we fail to comply with these covenants and are unable to cure, we could face substantial liquidity problems and could be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful or feasible. Our Credit Agreement restricts our ability to sell assets. Even if we could consummate those sales, the proceeds that we realize from them may not be adequate to meet any debt service obligations then due. Furthermore, if an event of default were to occur with respect to our Credit Agreement, our creditors could, among other things, accelerate the maturity of our indebtedness.

As of March 31, 2012 and December 31, 2011 we were in compliance with all of our covenant requirements. Our covenant requirements and actual ratios as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
Financial Ratio	Covenant Requirement	Actual Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	4.00	2.28	3.00	1.77
Interest Coverage (Minimum)	3.00	7.32	3.00	7.10

Set forth below is a reconciliation from EBITDA, Adjusted EBITDA and Credit Agreement Adjusted EBITDA to our net income for the trailing twelve months ending March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011
Net income	$162,562	$170,382
Interest expense	66,624	68,764
Income tax expense	105,428	112,303
Amortization of purchased intangible assets and software(1)	39,276	38,981
Depreciation and amortization of all other fixed assets	32,475	33,760
EBITDA	406,365	424,190
EBITDA Adjustments:
Employee share-based compensation expense(2)	15,278	14,978
Acquisition and integration related expenses(3)	(3,373)	(3,815)
Restructuring and conversion costs(4)	23,227	22,052
Debt extinguishment costs(5)	16,543	—
Equity issuance and related offering costs(6)	1,770	2,062
Other(7)	534	253
Total EBITDA Adjustments	53,979	35,530
Adjusted EBITDA	460,344	459,720
Advisor and financial institution share-based compensation expense(8)	4,622	3,272
Credit Agreement Adjusted EBITDA	$464,966	$462,992
____________

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 and various acquisitions.

(2)	Represents share-based compensation expense for stock options awarded to employees and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.

(3)
Represents acquisition and integration costs resulting from various acquisitions. Included in the twelve months ended March 31, 2012 and December 31, 2011, is a cash settlement of $10.5 million for certain legal settlements that were resolved with an indemnifying party in the fourth quarter of 2011. Of this settlement, $9.8 million has been excluded from the presentation of Adjusted EBITDA, a non-GAAP measure.

(4)
Represents organizational restructuring charges and conversion and other related costs incurred resulting from the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities. As of March 31, 2012, approximately 72% and 97%, respectively, of costs related to these two initiatives have been recognized. The remaining costs largely consist of transition payments made in connection with these two conversions for the retention of advisors and institutions, and conversion and transfer costs that are expected to be recognized into earnings by December 2014.

(5)
Represents expenses incurred in March 2012 resulting from the early extinguishment and repayment of amounts outstanding under the Company's Third Amended and Restated Credit Agreement, including the write-off of $16.5 million of unamortized debt issuance costs that have no future economic benefit, as well as various other charges incurred in connection with the repayment of the prior senior secured credit facilities and the establishment of the new senior secured credit facilities.

(6)	Represents equity issuance and offering costs related to the closing of a secondary offering in the second quarter of 2011.

(7)	Represents excise and other taxes.

(8)
Credit Agreement Adjusted EBITDA excludes the recognition of share-based compensation expense from stock options and warrants granted to advisors and financial institutions based on the fair value of the awards at each interim reporting period under the Black-Scholes valuation model, as defined under the terms of the Credit Agreement. Pro-forma disclosure has been made for the trailing twelve months ended December 31, 2011, to exclude the recognition of share-based compensation expense from stock options and warrants granted to advisors and financial institutions, as if the terms of the Credit Agreement were in effect as of January 1, 2011.

Interest Rate Swap

An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. We use an interest rate swap agreement, which matures on June 30, 2012, to hedge the variability on our floating interest rate for $65.0 million of our Term Loan A under our senior secured credit facilities. We are required to pay the counterparty to the agreement fixed interest payments on a notional balance and in turn receive variable interest payments on that notional balance. Payments are settled quarterly on a net basis. As of March 31, 2012, we assessed our interest rate swap as being highly effective and we expect it to continue to be highly effective. While approximately $1.3 billion of our term loan remains unhedged as of March 31, 2012, the risk of variability on our floating interest rate is partially mitigated by the client margin loans on which we carry floating interest rates. At March 31, 2012, our receivables from our advisors’ clients for margin loan activity were approximately $233.9 million.

Off-Balance Sheet Arrangements

We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Notes 10 and 15 of our unaudited condensed consolidated financial statements.

Contractual Obligations

The following table provides information with respect to our commitments and obligations as of March 31, 2012:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
	(In thousands)
Leases and other obligations(1)	$383,994	$29,809	$47,821	$50,056	$256,308
Senior secured term loan facilities(2)	1,350,000	42,900	122,550	600,300	584,250
Commitment fee on revolving line of credit(3)	5,561	1,112	2,223	2,226	—
Variable interest payments(4):
Term Loan A (Hedged)	477	477	—	—	—
Term Loan A (Unhedged)	85,344	19,599	36,636	29,109	—
Term Loan B (Unhedged)	168,568	24,847	48,947	48,015	46,759
Interest rate swap agreement(5)	704	704	—	—	—
Total contractual cash obligations	$1,994,648	$119,448	$258,177	$729,706	$887,317

____________

(1)
Included in the payments due by period is a fifteen year lease commitment that was executed in December 2011 for the Company's future San Diego office building with a lease commencement date of May 1, 2014. Future minimum payments for this lease commitment are $13.2 million, $30.5 million and $232.9 million for the periods 1-3 Years, 4-5 Years and > 5 Years, respectively. Minimum payments have not been reduced by minimum sublease rental income of $5.7 million due in the future under noncancelable subleases. Note 10 of our unaudited condensed consolidated financial statements provides further detail on operating lease obligations and obligations under noncancelable service contracts.

(2)	Represents principal payments under our Credit Agreement. See Note 8 of our unaudited condensed consolidated financial statements for further detail.

(3)	Represents commitment fees for unused borrowings on our senior secured revolving line of credit facility. See Note 8 of our unaudited condensed consolidated financial statements for further detail.

(4)
Our senior secured term loan facilities bear interest at floating rates. Variable interest payments are shown assuming the applicable LIBOR rates at March 31, 2012 remain unchanged. See Note 8 of our unaudited condensed consolidated financial statements for further detail.

(5)	Represents fixed interest payments net of variable interest received on our interest rate swap agreement. See Note 9 of our unaudited condensed consolidated financial statements for further detail.

As of March 31, 2012, we have a liability for unrecognized tax benefits of $20.5 million, which we have netted against income taxes receivable in the unaudited condensed consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

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

At March 31, 2012, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

Critical Accounting Policies and Estimates
We have disclosed in our unaudited condensed consolidated financial statements and in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operations and financial condition. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP. There have been no material changes to those policies that we consider to be significant since the filing of our 2011 Annual Report on Form 10-K except for the the following:

Share-Based Compensation

Certain employees, advisors, officers and directors who contribute to our success participate in various stock option plans. In addition, certain financial institutions participate in a warrant plan. Stock options and warrants generally vest in equal increments over a three to five-year period and expire on the 10th anniversary following the date of grant.

We recognize share-based compensation expense related to employee stock option awards in net income based on the grant-date fair value over the requisite service period of the individual grants, which generally equals the vesting period. We account for stock options and warrants awarded to our advisors and financial institutions as commissions and advisory expense based on the fair value of the award at each interim reporting period. If the value of our common stock increases over a given period, this accounting treatment results in additional commissions and advisory expense.

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

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. Options granted during the three months ended March 31, 2012 and in prior years were granted before the declaration of our special dividend and announcement of our intention, subject in each instance to board approval, to pay regular quarterly dividends. Therefore, those options had an expected dividend yield of zero. For any options granted after the March 30, 2012 announcement regarding regular quarterly dividends, the dividend yield is based on our expected dividend of $0.48 per share per year as a percentage of our stock price on the valuation date. We estimate the expected term for our employee option awards using the simplified method in accordance with Staff Accounting Bulletin 110, Certain Assumptions Used in Valuation Methods, because we do not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. We estimate the expected term for stock options and warrants awarded to our advisors using the contractual term. Beginning in the first quarter of 2012, we now base our assumptions about stock-price volatility not only on the stock-price volatility of comparable companies, but also on the historical trading data for the period of time there was a public market for our stock and the implied volatility to buy and sell our stock. We will continue to use peer group volatility information until our historical volatility is sufficient to measure expected volatility for future grants. In the future, as we gain historical data for volatility of our stock and the actual term over which employees hold our options, expected volatility and the expected term may change, which could substantially change the grant-date fair value of future awards of stock options and, ultimately, compensation recorded on future grants.

We recognized $4.2 million and $3.8 million of share-based compensation related to the vesting of employee stock option awards during the three months ended March 31, 2012 and 2011, respectively. These amounts may not be representative of future share-based compensation expense since the estimated fair value of stock options is amortized over the requisite service period using the straight-line method and additional options may be granted in future years. The following table presents the weighted-average assumptions used in calculating the fair value of our employee stock options with the Black-Scholes valuation model that have been granted during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Expected life (in years)	6.50	6.50
Expected stock price volatility	45.76%	48.87%
Expected dividend yield	—%	—%
Fair value of options	$15.02	$17.01
Risk-free interest rate	1.39%	2.80%

We recognized $2.3 million and $1.0 million of share-based compensation during the three months ended March 31, 2012 and 2011, respectively, related to the vesting of stock options and warrants awarded to our advisors and financial institutions. These amounts may not be representative of future share-based compensation expense since the estimated fair value of stock options is amortized over the requisite service period using the straight-line method and additional options may be granted in future years. The fair value of each option or warrant grant awarded to advisors and financial institutions is estimated on the date of grant and revalued at each interim reporting period using the Black-Scholes option pricing model with the following weighted-average assumptions used as of March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Expected life (in years)	8.02	8.42
Expected stock price volatility	44.70%	48.41%
Expected dividend yield	1.27%	—%
Fair value of options	$19.94	$23.89
Risk-free interest rate	1.89%	3.22%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We maintain trading securities owned and securities sold, but not yet purchased in order to facilitate client transactions, to meet a portion of our clearing deposit requirements at various clearing organizations, and to track the performance of our research models. These securities include mutual funds, debt securities issued by the U.S. government, money market funds, corporate debt securities, certificates of deposit and equity securities.

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

At March 31, 2012, the fair value of our trading securities owned were $6.7 million. Securities sold, but not yet purchased were $0.3 million at March 31, 2012. See Note 4 of our unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned and securities sold, but not yet purchased associated with our client facilitation activities. See Note 5 of our unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.

We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.

We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trail commissions are paid and assets eligible for sponsor payments.

Interest Rate Risk

We are exposed to risk associated with changes in interest rates. As of March 31, 2012, all of the outstanding debt under our senior secured credit facilities, $1.4 billion, was subject to floating interest rate risk. To provide some protection against potential rate increases associated with our floating senior secured credit facilities, we have entered into a derivative instrument in the form of an interest rate swap agreement with Morgan Stanley Capital Services, Inc. covering a portion, $65.0 million, of our senior secured indebtedness. While the unhedged portion of our senior secured debt is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at March 31, 2012:

	Outstanding at	Annual Impact of an Interest Rate Increase of
	Variable Interest	10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans	Rates	Points	Points	Points	Points
	(In thousands)
Term Loan A (Hedged)(1)	$65,000	$—	$—	$—	$—
Term Loan A (Unhedged)(2)	670,000	656	1,641	3,281	6,562
Term Loan B (Unhedged)(3)	615,000	—	—	—	2,884
Variable Rate Debt Outstanding	$1,350,000	$656	$1,641	$3,281	$9,446
____________

(1)
Represents the portion of our Term Loan A that is hedged by an interest rate swap agreement, which has been designated as a cash flow hedge against specific payments due on Term Loan A. Accordingly, any interest rate differential is reflected in an adjustment to interest expense over the term of the interest rate swap agreement. The variable interest rate for the hedged portion of our Term Loan A is based on the three-month LIBOR of 0.47%, plus the applicable interest rate margin of 2.50%.

(2)
Represents the unhedged portion of our Term Loan A outstanding at March 31, 2012. The variable interest rate for the unhedged portion of our Term Loan A is based on the one-month LIBOR of 0.24%, plus the applicable interest rate margin of 2.50%.

(3)	The variable interest rate for our Term Loan B is based on the greater of the one-month LIBOR of 0.24% or 1.00%, plus the applicable interest rate margin of 3.00%.

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
The average Federal Reserve effective federal funds rate for March 2012 was 0.13%. The following table reflects the approximate annual impact to asset-based fees on our insured cash programs (assuming that client balances at March 31, 2012 remain unchanged) of an upward or downward change in short-term interest rates of one basis point (in thousands):

Federal Reserve Effective Federal Funds Rate	Annualized Increase or Decrease in Asset-Based Fees per One Basis Point Change
(Dollars in thousands)
0.00% - 0.25%	$1,392
0.26% - 1.25%	696
1.26% - 2.50%	557
> 2.50%	—
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

As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our loss on margin accounts is immaterial and did not exceed $0.1 million during the three months ended March 31, 2012 and 2011. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

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

Risk Management

We have established various committees of the Board of Directors to manage the risks associated with our business. Our Audit Committee was established for the primary purpose of overseeing (i) the integrity of our unaudited condensed consolidated financial statements, (ii) our compliance with legal and regulatory requirements that may impact our unaudited condensed consolidated financial statements or financial operations, (iii) the independent auditor’s qualifications and independence and (iv) the performance of our independent auditor and internal audit function. Our Compensation and Human Resources Committee was established for the primary purpose of (i) overseeing our efforts to attract, retain and motivate members of our senior management team in partnership with the Chief Executive Officer, (ii) to carry out the Board’s overall responsibility relating to the determination of compensation for all executive officers to achieve the proper risk-reward balance and not encourage unnecessary or excessive risk-taking, (iii) to oversee all other aspects of our compensation and human resource policies and (iv) to oversee our management resources, succession planning and management development activities. As mandated by the Audit Committee, we also have established a Risk Oversight Committee comprised of a group of our senior-most executives to oversee the risk management activities of the Company.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Information regarding the Company’s risks is set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases on a monthly basis during the first quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
January 1, 2012 through January 31, 2012	—	$—	—	$61,008,610
February 1, 2012 through February 29, 2012 (1)	1,149,896	$32.60	1,149,896	$23,522,765
March 1, 2012 through March 31, 2012	—	$—	—	$23,522,765
January 1, 2012 through March 31, 2012	1,149,896	$32.60	1,149,896	$23,522,765
________________________________

(1)
On February 22, 2012, upon the Company's distribution of shares pursuant to the terms of the 2008 Nonqualified Deferred Compensation Plan, the Company repurchased 1,149,896 shares to satisfy withholding tax requirements at the participants' request. The repurchase of shares was executed under the share repurchase program approved by the Board of Directors on August 16, 2011 through which the Company may repurchase $70.0 million of its issued and outstanding shares of common stock through August 31, 2012. See Note 11 of the unaudited condensed consolidated financial statements for additional information.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

3.1
Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the registration statement on Form S-1 (File Number 333-167325) on July 9, 2010, and incorporated herein by reference)

3.2	Second Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File Number 000-52609) on July 23, 2010 and incorporated herein by reference)
10.1
Credit Agreement, dated as of March 29, 2012 among LPL Investment Holdings, Inc., a Delaware corporation, LPL Holdings, Inc., a Massachusetts corporation, the other Credit Parties signatory thereto, the Several Lenders signatory thereto, and Bank of America, N.A., as Administrative Agent, Collateral Agent, Letter of Credit Issuer and Swingline Lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File Number 001-34963) on April 2, 2012 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Investment Holdings Inc.
Date:	April 30, 2012	By:	/s/ MARK S. CASADY
Mark S. Casady
Chairman and Chief Executive Officer

Date:	April 30, 2012	By:	/s/ ROBERT J. MOORE
Robert J. Moore
Chief Financial Officer