Form 10-Q
period 2012-06-30
LPL Financial Holdings Inc.
filed 2012-08-01
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-34963
LPL Financial Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3717839
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

75 State Street, Boston, MA 02109
(Address of Principal Executive Offices) (Zip Code)

(617) 423-3644
(Registrant’s telephone number, including area code)

LPL Investment Holdings Inc.
One Beacon Street, Boston, MA 02108
(Former name, Former address)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 17, 2012 was 111,069,074.

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

On our Internet website, http://www.lpl.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Hard copies of all such filings are available free of charge by request via email (investor.relations@lpl.com), telephone (617) 897-4574, or mail (LPL Financial Investor Relations at 75 State Street, 24th Floor, Boston, MA 02109). The information contained or incorporated on our website is not a part of this Quarterly Report on Form 10-Q.

When we use the terms “LPLFH”, “we”, “us”, “our”, the “firm” and the "Company," we mean LPL Financial Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company's future financial and operating results, growth, business strategy, projected costs, plans, liquidity and ability and plans to pay future dividends, as well as any other statements that are not purely historical, constitute forward-looking statements.  These forward-looking statements are based on the Company's historical performance and its plans, estimates and expectations as of August 1, 2012. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans or expectations expressed or implied by the Company will be achieved.  Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements.  Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions; fluctuations in the value of assets under management; effects of competition in the financial services industry; changes in the number of the Company's financial advisors and institutions, and their ability to market effectively financial products and services; the Company's success in integrating the operations of acquired businesses; the effect of current, pending and future legislation, regulation and regulatory actions; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company's 2011 Annual Report on Form 10-K.  For example, the Company may be unable to successfully integrate the systems and operations related to our acquisitions of Concord Wealth Management, Fortigent Holdings Company, Inc. and Veritat Advisors Inc. and realize the expected synergies from these transactions. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report, even if its estimates change, and you should not rely on those statements as representing the Company's views as of any date subsequent to the date of this quarterly report.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Commissions	$447,243	$459,882	$910,896	$911,759
Advisory fees	268,192	264,289	519,173	508,376
Asset-based fees	102,784	90,504	200,025	180,327
Transaction and other fees	78,894	68,755	153,466	142,504
Interest income, net of interest expense	4,800	5,110	9,510	10,252
Other	5,930	5,456	16,546	14,647
Total net revenues	907,843	893,996	1,809,616	1,767,865
EXPENSES:
Commissions and advisory fees	620,582	624,687	1,237,974	1,219,365
Compensation and benefits	93,034	81,410	182,046	165,552
Promotional	26,122	14,789	42,953	34,325
Depreciation and amortization	17,412	18,407	34,587	36,572
Professional services	18,199	12,489	31,320	22,653
Occupancy and equipment	14,007	12,394	28,504	27,919
Brokerage, clearing and exchange	9,554	9,401	19,069	19,050
Communications and data processing	9,797	8,906	18,696	17,588
Regulatory fees and expenses	6,891	6,372	14,437	12,944
Restructuring charges	2,057	4,814	3,751	5,351
Other	9,441	6,694	16,113	13,183
Total operating expenses	827,096	800,363	1,629,450	1,574,502
Non-operating interest expense	13,439	18,154	29,471	36,326
Loss on extinguishment of debt	—	—	16,524	—
Total expenses	840,535	818,517	1,675,445	1,610,828
INCOME BEFORE PROVISION FOR INCOME TAXES	67,308	75,479	134,171	157,037
PROVISION FOR INCOME TAXES	27,806	29,972	53,490	62,531
NET INCOME	$39,502	$45,507	$80,681	$94,506
EARNINGS PER SHARE (Note 12):
Basic	$0.36	$0.41	$0.73	$0.86
Diluted	$0.35	$0.40	$0.72	$0.82
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME	$39,502	$45,507	$80,681	$94,506
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps, net of tax expense of $273 and $879 for the three months ended June 30, 2012 and 2011, and $527 and $1,700 for the six months ended June 30, 2012 and 2011, respectively	441	1,420	850	2,745
Total other comprehensive income, net of tax	441	1,420	850	2,745
TOTAL COMPREHENSIVE INCOME	$39,943	$46,927	$81,531	$97,251

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except par value)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$481,056	$720,772
Cash and securities segregated under federal and other regulations	321,937	382,905
Receivables from:
Clients, net of allowance of $575 at June 30, 2012 and $716 at December 31, 2011	293,028	301,292
Product sponsors, broker-dealers and clearing organizations	131,649	143,493
Others, net of allowance of $8,373 at June 30, 2012 and $8,833 at December 31, 2011	200,382	187,408
Securities owned:
Trading — at fair value	6,857	6,290
Held-to-maturity	10,154	11,167
Securities borrowed	10,128	7,890
Income taxes receivable	6,906	—
Fixed assets, net of accumulated depreciation and amortization of $319,342 at June 30, 2012 and $305,143 at December 31, 2011	109,171	91,317
Debt issuance costs, net of accumulated amortization of $2,661 at June 30, 2012 and $19,197 at December 31, 2011	23,497	18,620
Goodwill	1,362,153	1,334,086
Intangible assets, net of accumulated amortization of $217,919 at June 30, 2012 and $198,139 at December 31, 2011	523,290	537,670
Other assets	119,203	73,416
Total assets	$3,599,411	$3,816,326
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$149,930	$187,575
Payables to clients	404,860	456,719
Payables to broker-dealers and clearing organizations	35,653	34,755
Accrued commissions and advisory fees payable	97,968	109,715
Accounts payable and accrued liabilities	169,461	161,937
Income taxes payable	—	906
Unearned revenue	58,778	59,537
Senior secured credit facilities	1,339,275	1,332,668
Deferred income taxes — net	124,083	127,766
Total liabilities	2,380,008	2,471,578
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 115,329,081 shares issued at June 30, 2012 and 110,531,939 shares issued at December 31, 2011	115	110
Additional paid-in capital	1,209,293	1,137,723
Treasury stock, at cost — 4,322,512 shares at June 30, 2012 and 2,617,629 shares at December 31, 2011	(144,931)	(89,037)
Accumulated other comprehensive loss	—	(850)
Retained earnings	154,926	296,802
Total stockholders’ equity	1,219,403	1,344,748
Total liabilities and stockholders’ equity	$3,599,411	$3,816,326
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Amounts in thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2010	108,715	$109	$1,051,722	—	$—	$(4,496)	$126,420	$1,173,755
Net income and other comprehensive income, net of tax expense						2,745	94,506	97,251
Treasury stock purchases				2,284	(79,568)			(79,568)
Stock option exercises and other	1,410	1	6,971					6,972
Share-based compensation			9,199					9,199
Excess tax benefits from share-based compensation			55,847					55,847
BALANCE — June 30, 2011	110,125	$110	$1,123,739	2,284	$(79,568)	$(1,751)	$220,926	$1,263,456

BALANCE — December 31, 2011	110,532	$110	$1,137,723	2,618	$(89,037)	$(850)	$296,802	$1,344,748
Net income and other comprehensive income, net of tax expense						850	80,681	81,531
Issuance of common stock to settle restricted stock units (Note 11)	2,823	3	(3)					—
Treasury stock purchases (Note 11)				1,705	(55,894)			(55,894)
Cash dividends on common stock							(222,557)	(222,557)
Stock option exercises and other	1,952	2	11,097					11,099
Share-based compensation	22		12,072					12,072
Excess tax benefits from share-based compensation			48,404					48,404
BALANCE — June 30, 2012	115,329	$115	$1,209,293	4,323	$(144,931)	$—	$154,926	$1,219,403
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,681	$94,506
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	34,587	36,572
Amortization of debt issuance costs	2,349	2,546
Share-based compensation	12,072	9,199
Excess tax benefits related to share-based compensation	(48,404)	(55,847)
Provision for bad debts	488	799
Deferred income tax provision	(6,241)	(5,952)
Impairment of intangible assets	—	1,716
Loss on extinguishment of debt	16,524	—
Loan forgiveness	751	756
Other	768	659
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	60,968	147,746
Receivables from clients	8,405	(17,135)
Receivables from product sponsors, broker-dealers and clearing organizations	11,844	42,987
Receivables from others	(10,806)	(18,675)
Securities owned	(574)	(231)
Securities borrowed	(2,238)	(3,159)
Other assets	(41,215)	(17,397)
Drafts payable	(37,645)	(44,702)
Payables to clients	(51,859)	31,519
Payables to broker-dealers and clearing organizations	898	(1,931)
Accrued commissions and advisory fees payable	(11,747)	(19,072)
Accounts payable and accrued liabilities	(3,326)	(27,476)
Income taxes receivable/payable	40,592	181,828
Unearned revenue	(759)	10,460
Net cash provided by operating activities	$56,113	$349,716

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - (Continued)
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(18,793)	$(12,500)
Purchase of securities classified as held-to-maturity	(2,015)	(3,782)
Proceeds from maturity of securities classified as held-to-maturity	3,000	1,650
Deposits of restricted cash	(9,964)	(3,040)
Release of restricted cash	6,800	18,546
Acquisitions (Note 3)	(38,766)	(37,184)
Net cash used in investing activities	(59,738)	(36,310)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured credit facilities	(1,343,393)	(46,986)
Proceeds from senior secured credit facilities	1,330,681	—
Payment of debt issuance costs	(4,431)	—
Repurchase of common stock	(55,894)	(66,976)
Dividends on common stock	(222,557)	—
Excess tax benefits related to share-based compensation	48,404	55,847
Proceeds from stock options and warrants exercised	11,099	6,972
Net cash used in financing activities	(236,091)	(51,143)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(239,716)	262,263
CASH AND CASH EQUIVALENTS — Beginning of period	720,772	419,208
CASH AND CASH EQUIVALENTS — End of period	$481,056	$681,471
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$29,570	$36,362
Income taxes paid	$17,765	$29,870
NONCASH DISCLOSURES:
Capital expenditures purchased through short-term credit	$1,994	$3,506
Fixed assets acquired under build-to-suit lease	$5,599	$—
Unrealized gain on interest rate swaps, net of tax expense	$850	$2,745
Discount on proceeds from senior secured credit facilities recorded as debt issuance costs	$19,319	$—
Pending settlement of treasury stock purchases	$—	$12,592
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Description of the Company

LPL Financial Holdings Inc. (“LPLFH”), formerly known as LPL Investment Holdings Inc., a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the “Company”) provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at financial institutions (collectively “advisors”) in the United States of America. Through its custody and clearing platform, the Company provides access to diversified financial products and services enabling its advisors to offer independent financial advice and brokerage services, using integrated technology, to retail investors (their “clients”).

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

Consolidation — These unaudited condensed consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method.

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

characteristics, products and services, production and distribution process, regulatory environment and quantitative thresholds.

Fair Value of Financial Instruments — The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its indebtedness. The Company carries its indebtedness at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 5 for additional detail regarding the Company’s fair value measurements. As of June 30, 2012, the carrying amount and fair value of the Company’s indebtedness was approximately $1,339.3 million and $1,306.8 million, respectively. As of December 31, 2011, the carrying amount and fair value was approximately $1,332.7 million and $1,328.2 million, respectively.

Recently Issued Accounting Pronouncements — There were no recently issued accounting pronouncements or changes in accounting pronouncements as compared to the recent accounting pronouncements described in the Company’s 2011 Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

3.    Acquisitions
The Company completed several acquisitions in 2011 and 2012, including National Retirement Partners, Inc. ("NRP"), Concord Capital Partners ("Concord") and Fortigent Holdings Company, Inc. The pro forma results of operations and the results of operations for acquisitions since the acquisition dates have not been separately disclosed because the effects were not significant enough to the consolidated financial statements, individually or in the aggregate. See Note 3 in the 2011 Annual Report on Form 10-K for further discussion of the NRP and Concord acquisitions.
Each of the purchase prices for NRP and Concord included initial cash payments, as well as future payment considerations. In accordance with the acquisition agreements, the former owners have the right to receive certain future payments contingent upon reaching certain revenue-based and gross margin-based milestones. These contingent consideration liabilities are measured at fair value on a quarterly basis based on progress towards the defined milestones (see Note 5).
Fortigent Holdings Company, Inc.
On April 23, 2012, the Company acquired all of the outstanding common stock of Fortigent Holdings Company, Inc. and its wholly owned subsidiaries Fortigent, LLC, Fortigent Reporting Company, LLC, and Fortigent Strategies Company, LLC (together, "Fortigent"). Fortigent is a leading provider of high net worth solutions and consulting services to registered investment advisors, banks, and trust companies. This strategic acquisition further enhances the Company's capabilities and offers an extension of the Company's existing services for wealth management advisors.
The Company paid $38.8 million at the closing of the transaction, net of cash acquired. As of June 30, 2012, $9.9 million remains in an escrow account to be paid to former shareholders of Fortigent in accordance with the terms of the stock purchase agreement. Such amount has been classified by the Company as restricted cash and is included in other assets on the unaudited condensed consolidated statements of financial condition. Goodwill resulting from this business combination is largely attributable to the existing workforce of Fortigent and synergies expected to arise after the Company's acquisition of Fortigent. The Company cumulatively incurred transaction costs associated with its acquisition of Fortigent totaling $1.2 million; $0.7 million of which were recorded during the six months ended June 30, 2012, and are included in other expenses in the unaudited condensed consolidated statements of income.
The Company is in the process of finalizing the purchase allocation; therefore, the provisional measures of goodwill, intangibles and fixed assets are subject to change.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Set forth below is a reconciliation of assets acquired and liabilities assumed during the six months ended June 30, 2012 (in thousands):

Total
Goodwill	$28,067
Accounts receivable	3,548
Other assets	2,310
Intangibles	5,400
Fixed assets(1)	6,275
Accounts payable and accrued liabilities	(6,834)
Net assets acquired	$38,766
________________________________

(1)	Fixed assets acquired from Fortigent relate primarily to internally developed software, which is being amortized over 5 years.

Set forth below is supplemental cash flow information in connection with the Fortigent acquisition for the six months ended June 30, 2012 (in thousands):

Cash payments, net of cash acquired	$28,866
Cash held in escrow	9,900
Total purchase price	$38,766
The Company preliminarily allocated the estimated purchase price for intangibles to specific amortizable intangible asset categories as follows (dollars in thousands):

	Weighted Average Amortization Period (in years)	Amount Assigned
Client relationships	9.4	$4,200
Trade names	10.0	1,200
Total intangible assets acquired from Fortigent		$5,400

4.    Restructuring

Consolidation of UVEST Financial Services Group, Inc.
On March 14, 2011, the Company committed to a corporate restructuring plan to consolidate the operations of UVEST Financial Services Group, Inc. ("UVEST") with LPL Financial LLC ("LPL Financial"). The restructuring plan was effected to enhance the Company’s service offering, while also generating efficiencies. In connection with the consolidation, certain registered representatives associated with UVEST moved to LPL Financial through a transfer of their licenses. The Company completed the transfers in December 2011. Following the transfer of registered representatives and client accounts to LPL Financial, all registered representatives and client accounts are associated with LPL Financial and all of the Company’s securities business is done through a single broker-dealer. UVEST has withdrawn its registration with the Financial Industry Regulatory Authority ("FINRA") effective July 16, 2012 and is no longer subject to net capital filing requirements.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the balance of accrued expenses and the changes in the accrued amounts as of and for the six months ended June 30, 2012 (in thousands):

	Accrued Balance at December 31, 2011	Costs Incurred	Payments	Non-cash	Accrued Balance at June 30, 2012	Cumulative Costs Incurred to Date	Total Expected Restructuring Costs(1)
Conversion and transfer costs	$1,076	$2,676	$(3,736)	$—	$16	$11,854	$14,690
Contract penalties	8,832	—	(8,271)	—	561	8,642	8,642
Advisor retention and related benefits	250	649	(192)	(457)	250	1,438	5,513
Asset impairments	—	—	—	—	—	2,776	2,776
Total	$10,158	$3,325	$(12,199)	$(457)	$827	$24,710	$31,621
________________________________

(1)
At June 30, 2012, total expected restructuring costs exclude approximately $12.0 million of internally developed software related to the corporate restructuring initiative that is being capitalized over a useful life ranging from three to five years, with expense being recorded as depreciation and amortization within the unaudited condensed consolidated statements of income. As of June 30, 2012, approximately $13.5 million has been spent on development activities of which approximately $10.7 million has been capitalized, with the remainder included in costs incurred. The Company anticipates capitalizing an additional $1.3 million of internally developed software in the remainder of 2012.

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

There have been no transfers of assets or liabilities between fair value measurement classifications during the six months ended June 30, 2012.

The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At June 30, 2012, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At June 30, 2012, the Company did not adjust prices received from the independent third-party pricing services. Securities sold, but not yet purchased are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial position.

Other Assets — The Company’s other assets include deferred compensation plan assets that are invested in money market funds and mutual funds which are actively traded and valued based on quoted market prices in active markets.
Contingent Consideration Liabilities — The contingent consideration liabilities, which are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial position, result from the Company's acquisitions of NRP and Concord.
Interest Rate Swap — The Company’s interest rate swap, which matured on June 30, 2012, was not traded on a market exchange; therefore, the fair value was determined using models which included assumptions about the London Interbank Offered Rate (“LIBOR”) yield curve at interim reporting dates as well as counterparty credit risk and the Company’s own non-performance risk. Accordingly, the Company has classified the interest rate swap as a Level 2 measurement within the fair value hierarchy. At December 31, 2011, the interest rate swap is included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial position.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
At June 30, 2012:
Assets
Cash equivalents	$298,152	$—	$—	$298,152
Securities owned — trading:
Money market funds	493	—	—	493
Mutual funds	5,284	—	—	5,284
Equity securities	46	—	—	46
Debt securities	—	134	—	134
U.S. treasury obligations	900	—	—	900
Total securities owned — trading	6,723	134	—	6,857
Other assets	26,657	—	—	26,657
Total assets at fair value	$331,532	$134	$—	$331,666
Liabilities
Securities sold, but not yet purchased:
Equity securities	$263	$—	$—	$263
Debt securities	—	126	—	126
Certificates of deposit	—	25	—	25
Total securities sold, but not yet purchased	263	151	—	414
Contingent consideration liabilities	—	—	16,813	16,813
Total liabilities at fair value	$263	$151	$16,813	$17,227
Changes in Level 3 Recurring Fair Value Measurements
The contingent consideration liabilities, which result from the Company's acquisitions of NRP and Concord, represent future amounts the Company may be required to pay upon the achievement of certain finance milestones. The contingent consideration is recorded at its estimated fair value with any changes in fair value recognized in earnings. The fair value measurement is based on significant inputs unobservable in the market and thus represents a Level 3 measurement.
The fair value of the contingent consideration is determined using financial forecasts, which estimate the probability and timing of certain revenue and gross margin milestones being reached, and discounting the associated cash payments to their present value using a risk-adjusted rate of return. At each reporting date, or whenever there are significant changes in underlying key assumptions, a review of these assumptions is performed and the contingent consideration liability is updated to its estimated fair value. If there are no significant changes in the assumptions, the quarterly determination of the fair value of contingent consideration reflects the accretion of interest for the passage of time. Changes in the fair value of the contingent consideration obligation may result from changes in the terms of the contingent payments, changes in discount periods and rates, and changes in probability assumptions with respect to the timing and likelihood of achieving the certain financial targets. Actual progress toward achieving the financial targets for the remaining measurement periods may be different than the Company's expectations of future performance. Failure to meet current expectations of progress may reduce the probability of achieving the targets and may result in a reduction of the fair value of the contingent consideration liability.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Set forth below is a reconciliation of the contingent consideration for the six months ended June 30, 2012 (in thousands):

Fair value at December 31, 2011	$16,104
Change in estimated fair value of contingent consideration liabilities	709
Fair value at June 30, 2012	$16,813

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
At December 31, 2011:
Assets
Cash equivalents	$575,243	$—	$—	$575,243
Securities owned — trading:
Money market funds	262	—	—	262
Mutual funds	4,966	—	—	4,966
Equity securities	47	—	—	47
Debt securities	—	115	—	115
Certificates of deposit	900	—	—	900
Total securities owned — trading	6,175	115	—	6,290
Other assets	21,400	—	—	21,400
Total assets at fair value	$602,818	$115	$—	$602,933
Liabilities
Securities sold, but not yet purchased:
Equity securities	$134	$—	$—	$134
Debt securities	—	2	—	2
Certificates of deposit	—	25	—	25
Total securities sold, but not yet purchased	134	27	—	161
Contingent consideration liabilities	—	—	16,104	16,104
Interest rate swap	—	1,377	—	1,377
Total liabilities at fair value	$134	$1,404	$16,104	$17,642

6.    Held-to-Maturity Securities

The Company holds certain investments in securities including U.S. government notes, which are recorded at amortized cost because the Company has both the intent and the ability to hold these investments to maturity. Interest income is accrued as earned. Premiums and discounts are amortized using a method that approximates the effective yield method over the term of the security and are recorded as an adjustment to the investment yield. The Company discloses the fair value of its securities held-to-maturity using quoted prices in active markets, which is a Level 1 fair value measurement.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost, gross unrealized gains and fair value of securities held-to-maturity were as follows (in thousands):

	Amortized Cost	Gross Unrealized (Losses)/Gains	Fair Value
At June 30, 2012:
U.S. government notes	$10,154	$(1)	$10,153

At December 31, 2011:
U.S. government notes	$11,167	$27	$11,194

At June 30, 2012, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within 1 Year		1-3 Years	Total
U.S. government notes — at amortized cost	$9,148	—	$1,006	$10,154
U.S. government notes — at fair value	$9,147		$1,006	$10,153

7.    Goodwill and Intangible Assets

A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2011	$1,334,086
Acquisition of Fortigent (Note 3)	28,067	(1)
Balance at June 30, 2012	$1,362,153
________________________________

(1)	This is a provisional amount and is subject to change (see Note 3).

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of intangible assets as of June 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	Weighted Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
At June 30, 2012:
Definite-lived intangible assets:
Advisor and financial institution relationships	13.3	$450,164	$(145,079)	$305,085
Product sponsor relationships	13.5	230,916	(69,970)	160,946
Client relationships	11.6	19,110	(2,850)	16,260
Trade names	9.8	1,200	(20)	1,180
Total definite-lived intangible assets		$701,390	$(217,919)	$483,471
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$523,290

At December 31, 2011:
Definite-lived intangible assets:
Advisor and financial institution relationships	13.7	$450,164	$(132,503)	$317,661
Product sponsor relationships	14.0	230,916	(63,710)	167,206
Client relationships	12.9	14,910	(1,926)	12,984
Total definite-lived intangible assets		$695,990	$(198,139)	$497,851
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$537,670

Total amortization expense of intangible assets was $10.0 million and $9.7 million for the three months ended June 30, 2012 and 2011, respectively, and $19.8 million and $19.2 million for the six months ended June 30, 2012 and 2011, respectively. Amortization expense for each of the fiscal years ended December 31, 2012 through 2016 and thereafter is estimated as follows (in thousands):

2012 - remainder	$19,762
2013	39,006
2014	38,680
2015	37,774
2016	37,619
Thereafter	310,630
Total	$483,471

8.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 35.0%, primarily as a result of state taxes, settlement contingencies and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 41.3% and 39.7% for the three months ended June 30, 2012 and 2011, respectively, and 39.9% and 39.8% for the six months ended June 30, 2012 and 2011, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

9.    Indebtedness

Senior Secured Credit Facilities — On March 29, 2012, the Company entered into a Credit Agreement (the “Credit Agreement”) with its wholly owned subsidiary, LPL Holdings, Inc., the other Credit Parties signatory thereto, the Several Lenders signatory thereto, and Bank of America, N.A. as Administrative Agent, Collateral Agent, Letter of Credit Issuer, and Swingline Lender. The Credit Agreement refinanced and replaced the Company’s Third Amended and Restated Credit Agreement, dated as of May 24, 2010 (the "Original Credit Agreement").

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

The Revolving Credit Facility was undrawn at closing. The Revolving Credit Facility is currently being used to support the issuance of $31.3 million of irrevocable letters of credit for the construction of the Company's future San Diego office building, the Company's subsidiary The Private Trust Company N.A. ("PTC") and other items.

Quarterly repayments of the principal for Term Loan A will total 5.0% per year for years one and two, and 10.0% per year for years three, four, and five, with the remaining principal due upon maturity. Quarterly repayments of the principal for Term Loan B will total 1.0% per year with the remaining principal due upon maturity. Any outstanding principal under the Revolving Credit Facility will be due upon maturity.

Borrowings under the Credit Agreement bear interest at a base rate equal to either one, two, three, six, nine or twelve-month LIBOR (the "Eurodollar Rate") plus the applicable margin, or an alternative base rate (“ABR”) plus the applicable margin. The ABR is equal to the greatest of (a) the prime rate in effect on such day, (b) the effective federal funds rate in effect on such day plus 0.50%, (c) the Eurodollar Rate plus 1.00% and (d) solely in the case of Term Loan B, 2.00%. The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of June 30, 2012, the Company was in compliance with such covenants. The Company may voluntarily repay outstanding loans under its Credit Agreement at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans and with the exception of certain repricing transactions in respect of the Term Loan B consummated before March 29, 2013, which will be subject to a premium of 1.0% of the principal amount of Term Loan B subject to such repricing transaction.

The applicable margin for borrowings with respect to the (a) Term Loan A is currently 1.50% for base rate borrowings and 2.50% for LIBOR borrowings; and (b) Term Loan B is currently 2.00% for base rate borrowings and 3.00% for LIBOR borrowings. The LIBOR Rate with respect to the Term Loan B shall in no event be less than 1.00%. The applicable margin for borrowings under the Revolving Credit Facility is currently 1.50% for base rate borrowings and 2.50% for LIBOR borrowings with a commitment fee of 0.50%. Except for the letters of credit described above, there were no outstanding balances on the Revolving Credit Facility at June 30, 2012.

On March 29, 2012, the Company used proceeds from borrowings under the Credit Agreement to repay all outstanding principal borrowings under the Original Credit Agreement. Accordingly, in the first quarter of 2012, the Company accelerated the recognition of $16.5 million of debt issuance costs related to borrowings under the Original Credit Agreement, which has been recorded as loss on extinguishment of debt within the unaudited condensed consolidated statements of income. Prior to the repayment, the Original Credit Agreement consisted of three term loan tranches: a $302.5 million term loan facility with a maturity of June 18, 2013 (the "2013 Term Loans"), a $476.9 million term loan facility with a maturity of June 25, 2015 (the "2015 Term Loans") and a $553.2 million term loan facility with a maturity of June 28, 2017 (the "2017 Term Loans"). The Original Credit Agreement also subjected the Company to certain financial and non-financial covenants. As of June 30, 2012 and December 31, 2011, the Company was in compliance with all such covenants.

The Original Credit Agreement included a revolving credit facility of $163.5 million, which had a maturity date of June 28, 2013, with a commitment fee of 0.75%. Borrowings were priced at LIBOR + 3.50%. Such facility had no outstanding balance at December 31, 2011 and has been replaced by the Revolving Credit Facility.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Bank Loans Payable — The Company maintains three uncommitted lines of credit. Two of the lines have an unspecified limit, and are primarily dependent on the Company’s ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. Certain lines were utilized in 2012 and 2011; however, there were no balances outstanding at June 30, 2012 or December 31, 2011.

The Company’s outstanding borrowings were as follows (dollars in thousands):

		June 30, 2012			December 31, 2011
	Maturity	Balance	Interest Rate		Balance	Interest Rate
Senior secured term loans:
Hedged with an interest rate swap(1)	6/28/2013	$—			$65,000	2.33%	(4)
Unhedged:
2013 Term Loans	6/28/2013	—			237,489	2.05%	(5)
2015 Term Loans	6/25/2015	—			476,935	4.25%	(6)
2017 Term Loans	6/28/2017	—			553,244	5.25%	(7)
Term Loan A	3/29/2017	725,813	2.75%	(2)	—
Term Loan B	3/29/2019	613,462	4.00%	(3)	—
Total borrowings		1,339,275			1,332,668
Less current borrowings (maturities within 12 months)		42,900			13,971
Long-term borrowings — net of current portion		$1,296,375			$1,318,697
____________

(1)	The Company had an interest rate swap with a notional balance of $65.0 million, that matured on June 30, 2012.

(2)	As of June 30, 2012, the variable interest rate for Term Loan A is based on the one-month LIBOR of 0.25%, plus the applicable interest rate margin of 2.50%.

(3)	As of June 30, 2012, the variable interest rate for Term Loan B is based on the greater of the one-month LIBOR of 0.25% or 1.00%, plus the applicable interest rate margin of 3.00%.

(4)	As of December 31, 2011, the variable interest rate for the hedged portion of the 2013 Term Loans is based on the three-month LIBOR of 0.58%, plus the applicable interest rate margin of 1.75%.

(5)	As of December 31, 2011, the variable interest rate for the unhedged portion of the 2013 Term Loans is based on the one-month LIBOR of 0.30%, plus the applicable interest rate margin of 1.75%.

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

The combined average balance outstanding in the revolving and uncommitted line of credit facilities was approximately $0.3 million and six thousand dollars for the three months ended June 30, 2012 and 2011, respectively, and $0.2 million and six thousand dollars for the six months ended June 30, 2012 and 2011,

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

respectively. The weighted-average interest rate was 1.70% and 0.82% for the three months ended June 30, 2012 and 2011, respectively, and 1.56% and 1.16% for the six months ended June 30, 2012, and 2011, respectively.

The minimum calendar year payments and maturities of the senior secured borrowings as of June 30, 2012 are as follows (in thousands):

2012 — remainder	$21,450
2013	42,900
2014	70,463
2015	79,650
2016	79,650
Thereafter	1,045,162
Total	$1,339,275

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

Future minimum payments under leases, lease commitments and other noncancellable contractual obligations with remaining terms greater than one year as of June 30, 2012, are as follows (in thousands):

2012 - remainder	$12,875
2013	27,984
2014	28,358
2015	27,355
2016	27,203
Thereafter	264,729
Total(1)	$388,504
____________

(1)	Minimum payments have not been reduced by minimum sublease rental income of $5.4 million due in the future under noncancellable subleases.

Included in the schedule of future minimum payments above is a fifteen-year lease commitment that was executed in December 2011 for the Company's future San Diego office building with a lease commencement date of May 1, 2014. Future minimum payments for this lease commitment are $9.6 million, $14.8 million, $15.4 million and $236.8 million for the years 2014, 2015, 2016 and thereafter, respectively.

Total rental expense for all operating leases was approximately $4.8 million and $4.5 million for the three months ended June 30, 2012 and 2011, respectively, and $9.1 million and $8.6 million for the six months ended June 30, 2012, and 2011, respectively.

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

The Company’s subsidiary, LPL Financial, provides guarantees to securities clearing houses and exchanges under their standard membership agreements, which require a member to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing houses and exchanges, all other members would be required to meet any shortfall. The Company’s liability under these

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these agreements is remote. Accordingly, no liability has been recognized for these transactions.

Loan Commitments — From time to time, LPL Financial makes loans to its advisors which may be forgivable, primarily to newly signed advisors to assist in the transition process. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded commitments at June 30, 2012.

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

The Company believes, based on the information available at this time, after consultation with counsel, consideration of insurance, if any, and indemnifications provided by the third-party indemnitors, that the outcomes of any legal proceedings will not have a material adverse impact on the unaudited condensed consolidated statements of financial condition, income, comprehensive income or cash flows.

Regulatory — On July 20, 2012, the Internal Revenue Service (the “IRS”) issued a Notice of Proposed Adjustment (the “Notice”) asserting that the Company is subject to a penalty with respect to an alleged untimely deposit of withholding taxes related to wages paid upon exercise of certain non-qualified stock options in connection with the Company's initial public offering in 2010. At this time, the Company is unable to provide a reasonable estimate of the potential range of ultimate liability because: (i) this matter is still in the early stages of discussion, (ii) the Company may dispute one or more legal positions asserted by the IRS and (iii) the defenses available to the Company will be dependent on the facts and circumstances of the transactions at issue. The Company plans to defend its position through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustment is uncertain, the Company believes that the outcome will not be material to its financial position, but any penalty paid in connection with the Notice could have a material effect on the results of operations for the particular period.

Other Commitments — As of June 30, 2012, LPL Financial had received collateral primarily in connection with client margin loans with a market value of approximately $343.5 million, which it can sell or re-pledge. Of this amount, approximately $44.4 million has been pledged or sold as of June 30, 2012; $21.2 million was pledged with client-owned securities to the Options Clearing Corporation ("OCC") as collateral to secure client obligations related

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

to options positions, and $23.2 million was loaned to the National Securities Clearing Corporation ("NSCC") through participation in its Stock Borrow Program. Additionally, approximately $144.3 million are held at banks in connection with unutilized secured margin lines of credit; these securities may be used as collateral for loans from these banks. The remainder of $154.8 million has not been re-pledged or sold, and as of June 30, 2012 there are no restrictions that materially limit the Company's ability to re-pledge or sell the remaining $299.1 million of client collateral.

As of December 31, 2011, LPL Financial had received collateral primarily in connection with client margin loans with a market value of approximately $350.2 million, which it can sell or repledge. Of this amount, approximately $32.7 million has been pledged or sold as of December 31, 2011; $18.4 million was pledged with client-owned securities to the OCC as collateral to secure client obligations related to options positions, and $14.3 million was loaned to the NSCC through participation in its Stock Borrow Program. Additionally, approximately $145.0 million are held at banks in connection with unutilized secured margin lines of credit; these securities may be used as collateral for loans from these banks. The remainder of $172.5 million had not been re-pledged or sold, and as of December 31, 2011 there are no restrictions that materially limited the Company's ability to re-pledge or sell the remaining $317.5 million of client collateral.

Trading securities on the unaudited condensed consolidated statements of financial condition includes $0.9 million and $0.9 million pledged to clearing organizations at June 30, 2012 and December 31, 2011, respectively.

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

11.    Stockholders' Equity

Share-Based Compensation

Certain employees, advisors, officers and directors participate in various stock option plans. In addition, certain financial institutions participate in a warrant plan. Stock options and warrants generally vest in equal increments over a three- to five-year period and expire on the tenth anniversary following the date of grant.

The Company recognizes share-based compensation expense related to employee stock option awards based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized share-based compensation related to the vesting of employee stock option awards of $4.3 million and $3.3 million during the three months ended June 30, 2012 and 2011, respectively, and $8.5 million and $7.1 million during the six months ended June 30, 2012 and 2011, respectively, which is included in compensation and benefits on the unaudited condensed consolidated statements of income. As of June 30, 2012, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $45.6 million, which is expected to be recognized over a weighted-average period of 3.60 years.

The Company recognizes share-based compensation expense for stock options and warrants awarded to its advisors and financial institutions based on the fair value of the awards at each interim reporting period. The Company recognized share-based compensation of $0.4 million and $0.9 million during the three months ended June 30, 2012 and 2011, respectively, and $2.8 million and $1.9 million during the six months ended June 30, 2012 and 2011, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commissions and advisory fee expense on the unaudited condensed consolidated statements of income. As of June 30, 2012, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $14.6 million for advisors and financial institutions, which is expected to be recognized over a weighted-average period of 3.38 years.

On May 8, 2012, the Company awarded 22,092 shares of common stock in conjunction with the acquisition of Fortigent, at a price of $33.95 per share, which resulted in share-based compensation expense of $0.8 million during the second quarter of 2012.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Special Dividend

On March 30, 2012, the Company's Board of Directors approved a special dividend of $2.00 per share to common stockholders. The dividend of $222.6 million was paid on May 25, 2012 to stockholders of record as of May 15, 2012.

Share Repurchase Program

On August 16, 2011, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $70.0 million of its outstanding shares of common stock through August 31, 2012. The purchases are effected in open market transactions with the timing of purchases and the amount of stock purchased determined at the discretion of the Company's management. During the six months ended June 30, 2012, the Company repurchased 1.7 million shares of common stock at a weighted-average price of $32.78 per share for an aggregate purchase price of $55.9 million. As of June 30, 2012, the Company had repurchased 2.0 million shares of common stock at a weighted-average price of $32.05 per share for an aggregate purchase price of $64.9 million under this share repurchase program.

On May 25, 2012, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase an additional $75.0 million of its outstanding shares of common stock. There is no expiration date for this share repurchase program. The purchases may be effected in open market or privately negotiated transactions with the timing of purchases and the amount of stock purchased, generally determined at the discretion of the Company's management. As of June 30, 2012, the Company had made no repurchases of shares of common stock under this share repurchase program.

12.    Earnings Per Share
Prior to February 22, 2012, the Company was required to calculate earnings per share using the two-class method by allocating a portion of its earnings to employees who held stock units containing non-forfeitable rights to dividends or dividend equivalents under its Deferred Compensation Plan. Basic earnings per share was computed by dividing income less earnings attributable to employees that held stock units under the Deferred Compensation Plan by the basic weighted average number of shares outstanding. Diluted earnings per share was computed in a manner similar to basic earnings per share, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options, warrants and other stock-based awards. After the distribution of shares on February 22, 2012 pursuant to the Deferred Compensation Plan, the two-class method was no longer applicable.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

A reconciliation of the income used to compute basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings per share:
Net income, as reported	$39,502	$45,507	$80,681	$94,506
Allocation of undistributed earnings to stock units	—	(582)	—	(1,212)
Net income, for computing basic earnings per share	$39,502	$44,925	$80,681	$93,294
Diluted earnings per share:
Net income, as reported	$39,502	$45,507	$80,681	$94,506
Allocation of undistributed earnings to stock units	—	(561)	—	(1,167)
Net income, for computing diluted earnings per share	$39,502	$44,946	$80,681	$93,339

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Basic weighted average number of shares outstanding	110,820	109,055	109,888	108,932
Dilutive common share equivalents	2,014	4,095	2,791	4,223
Diluted weighted average number of shares outstanding(1)	112,834	113,150	112,679	113,155
________________________________

(1)
Included within the weighted average share count for the three and six months ended June 30, 2012, are approximately 850,000 shares resulting from the distribution pursuant to the Deferred Compensation Plan (see Note 11) that were not included in the weighted average share count for the three and six months ended June 30, 2011.

Basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings per share	$0.36	$0.41	$0.73	$0.86
Diluted earnings per share	$0.35	$0.40	$0.72	$0.82

The computation of diluted earnings per share excluded stock options and warrants to purchase 3,796,356 shares and 2,975,485 shares for the three months ended June 30, 2012 and 2011, respectively, and 3,558,814 shares and 3,181,435 shares for the six months ended June 30, 2012 and 2011, respectively, because the effect would have been anti-dilutive.

13.    Related Party Transactions

One of the Company’s majority stockholders owns a minority interest in Artisan Partners Limited Partnership (“Artisan”), which pays fees in exchange for product distribution and record-keeping services. During the six months ended June 30, 2012 and 2011, the Company earned $1.7 million and $1.5 million, respectively, in fees from Artisan. Additionally, as of June 30, 2012 and December 31, 2011, Artisan owed the Company $0.9 million and $0.7 million, respectively, which is included in receivables from product sponsors, broker-dealers and clearing

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

organizations on the unaudited condensed consolidated statements of financial condition.

American Beacon Advisor, Inc. (“American Beacon”), a company majority-owned by one of the Company’s majority stockholders, pays fees in exchange for product distribution and record-keeping services. During the six months ended June 30, 2012, the Company earned $0.2 million in fees from American Beacon. At June 30, 2012, American Beacon owed the Company $0.2 million, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the unaudited condensed consolidated statements of financial condition

One of the Company’s majority stockholders owns a minority interest in XOJET, Inc. (“XOJET”), which provides chartered aircraft services. The Company paid $0.5 million and $1.0 million to XOJET during the six months ended June 30, 2012 and 2011, respectively.

Aplifi, Inc. ("Aplifi"), a privately held technology company in which the Company holds an equity interest, provides software licensing for annuity order entry and compliance. The Company paid $0.5 million and $1.0 million to Aplifi for such services during the six months ended June 30, 2012 and 2011, respectively.

An immediate family member of one of the Company’s executive officers, is an executive officer of CresaPartners LLC (“CresaPartners”). CresaPartners provides the Company and its subsidiaries real estate advisory, transaction and project management services. The Company paid $0.1 million and $0.3 million to CresaPartners during the six months ended June 30, 2012 and 2011, respectively.

One of the Company's stockholders, TPG Capital ("TPG") provided the Company with consulting services. During the six months ended June 30, 2012, the Company paid $0.2 million to TPG.

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

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries as of June 30, 2012 are presented in the following table (in thousands):

	Net Capital	Minimum Net Capital Required	Excess Net Capital
LPL Financial LLC	$124,777	$6,042	$118,735
UVEST Financial Services Group, Inc.	$20,661	$281	$20,380

LPL Financial is a clearing broker-dealer and UVEST is an introducing broker-dealer. In connection with the Company's 2011 initiative to consolidate UVEST with LPL Financial, UVEST has withdrawn its registration with FINRA effective July 16, 2012, and is no longer subject to net capital filing requirements. PTC is also subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s unaudited condensed consolidated financial statements.
As of June 30, 2012 and December 31, 2011, LPL Financial, UVEST and PTC have met all capital adequacy requirements to which they are subject.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

16.    Subsequent Events
On July 10, 2012, the Company acquired all of the outstanding common stock of Veritat Advisors, Inc. ("Veritat"). The Company paid $5.1 million at the closing of the transaction. The Company may be required to pay future consideration to the former Veritat shareholders that is contingent upon the achievement of certain assets under management milestones and employee retention. The maximum amount of contingent payments is $14.9 million over the next five years. Veritat is a registered investment advisory firm that developed and utilizes a proprietary online financial planning platform designed to support advisors who serve the mass market. This strategic acquisition will enhance the technological capabilities of the Company's recent initiative intended to serve the mass market by increasing the flexibility of its service offering.

On July 30, 2012, the Board of Directors declared a cash dividend of $0.12 per share on the Company's outstanding common stock to be paid on August 30, 2012 to all stockholders of record on August 15, 2012.

******

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide an integrated platform of brokerage and investment advisory services to over 13,100 independent financial advisors and financial advisors at financial institutions (our "advisors") across the country, enabling them to successfully service their retail investors (their "clients") with objective, conflict-free financial advice. In addition, we support approximately 4,500 financial advisors who are affiliated and licensed with insurance companies with customized clearing, advisory platforms and technology solutions. Our singular focus is to provide our advisors with the front-, middle- and back-office support they need to serve the large and growing market for independent investment advice, particularly in the mass affluent market. We believe we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services and full open-architecture access to leading financial products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting or market making.
For over 20 years we have served the independent advisor market. We currently support the largest independent advisor base and we believe we have the fourth largest overall advisor base in the United States based on the information available as of the date this Quarterly Report on Form 10-Q has been issued. Through our advisors, we are also one of the largest distributors of financial products in the United States. Our scale is a substantial competitive advantage and enables us to more effectively attract and retain advisors. Our unique model allows us to invest more resources in our advisors, increasing their revenues and creating a virtuous cycle of growth. We currently have approximately 2,900 employees with headquarters in Boston, Charlotte and San Diego.

Our Sources of Revenue

Our revenues are derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for use of our technology, custody and clearing platforms. We also generate asset-based fees through the distribution of financial products for a broad range of product manufacturers. Under our self-clearing platform, we custody the majority of client assets invested in these financial products, which includes providing statements, transaction processing and ongoing account management. In return for these services, mutual funds, insurance companies, banks and other financial product manufacturers pay us fees based on asset levels or number of accounts managed. We also earn interest from margin loans made to our advisors’ clients.

We track recurring revenue, a characterization of net revenue and statistical measure, which we define to include our revenues from asset-based fees, advisory fees, trailing commissions, cash sweep programs and certain other fees that are based upon accounts and advisors. Because certain recurring revenues are associated with asset balances, they will fluctuate depending on the market value of the asset balances and current interest rates. Accordingly, recurring revenue can be negatively impacted by adverse external market conditions. However, recurring revenue is meaningful to us despite these fluctuations because it is not based on transaction volumes or other activity-based fees, which are more difficult to predict, particularly in declining or volatile markets.

The table below summarizes the sources of our revenue, the primary drivers of each revenue source and the percentage of each revenue source that represents recurring revenue, a characterization of revenue and a statistical measure:

			For the Six Months Ended June 30, 2012
	Sources of Revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commissions	- Transactions - Brokerage asset levels	$911	50%	38%
	Advisory Fees	- Advisory asset levels	$519	29%	98%
Attachment revenue retained by us	Asset-Based Fees - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Number of accounts - Client asset levels	$200	11%	100%
	Transaction and Other Fees - Transactions - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Premium technology subscribers	$154	9%	64%
	Interest and Other Revenue	- Margin accounts - Marketing re-allowance fees	$26	1%	44%
	Total Net Revenue		$1,810	100%	64%
	Total Recurring Revenue		$1,161	64%

•	Commissions and Advisory Fees. Commissions and advisory fees both represent advisor-generated revenue, generally 85-90% of which is paid to advisors.

Commissions.  Transaction-based commission revenues primarily represent gross commissions generated by our advisors, primarily from commissions earned on the sale of various financial products such as variable and fixed annuities, mutual funds, general securities, fixed income, alternative investments and insurance. The levels of transaction based commissions can vary from period to period based on the overall economic environment, number of trading days in the reporting period and investment activity of our advisors' clients. We also earn trailing commission revenues (a commission that is paid over time, such as 12(b)-1 fees) on mutual funds and variable annuities held by clients of our advisors. Trailing commissions are recurring in nature and are earned based on the current market value of investment holdings.

Advisory Fees.  Advisory fee revenues represent fees charged on our corporate Registered Investment Advisor ("RIA") platform to clients of our advisors based on the value of advisory assets. Advisory fees are typically billed to clients quarterly, in advance, and are recognized as revenue ratably during the quarter. The value of the assets in the advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. The majority of our accounts are billed using values as of the last business day of the calendar quarter. In addition, we support independent Registered Investment Advisors ("Independent RIA") who conduct their advisory business through separate entities by establishing their own RIA pursuant to the Investment Advisers Act of 1940, rather than using our corporate registered RIA. The assets held under these investment advisory accounts custodied with LPL Financial LLC (“LPL Financial”) are included in our advisory and brokerage assets and advisory assets under management metrics. The fee-based production generated by the Independent RIA is earned by the advisor, and accordingly not included in our advisory fee revenue. However, there are administrative fees charged to Independent RIAs including custody and clearing and trading fees, based on the value of assets within these advisory accounts. Furthermore, we support certain financial advisors with customized clearing and advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.

•
Asset-Based Fees.  Asset-based fees are comprised of fees from cash sweep programs, our sponsorship programs with financial product manufacturers, and omnibus processing and networking services. Pursuant to contractual arrangements, uninvested cash balances in our advisors’ client accounts are swept into either insured deposit accounts at various banks or third-party money market funds, for which we receive fees, including administrative and record-keeping fees based on account type and the invested balances. In addition, we receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales-force education and training efforts. Our omnibus and networking fees represent fees paid to us in exchange for administrative and record-keeping services that we provide to clients of our advisors. Omnibus fees, paid to us by mutual fund manufacturers, are correlated to assets serviced while networking fees, paid to us by mutual fund and annuity product manufacturers, are correlated to the number of positions we administer.

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

Our Operating Expenses

•
Production Expenses.  Production expenses are comprised of the following: base payout amounts that are earned by and paid out to advisors based on commissions and advisory fees earned on each client's account (collectively, commissions and advisory fees earned are referred to as gross dealer concessions, or "GDC"); bonuses earned by advisors based on the levels of commissions and advisory fees they produce; the recognition of share-based compensation expense from stock options and warrants granted to advisors and financial institutions based on the fair value of the awards at each interim reporting period; a mark-to-market gain or loss on amounts designated by advisors as deferred commissions in a non-qualified deferred compensation plan at each interim reporting period; and brokerage, clearing and exchange fees. Our production payout ratio is calculated as production expenses excluding brokerage, clearing and exchange fees, divided by commissions and advisory revenues.

We characterize production payout, which includes all production expenses except brokerage, clearing and exchange fees, as either GDC sensitive or non-GDC sensitive. Base payout amounts and production bonuses earned by and paid to advisors are GDC sensitive because they are variable and highly correlated to the level of our commissions and advisory revenues in a particular reporting period. Non-GDC sensitive payout is correlated to market movement in addition to the value of our stock. Non-GDC sensitive payout includes share-based compensation expense from stock options and warrants granted to advisors and financial institutions based on the fair value of the awards at each interim reporting period, and mark-to-market gains or losses on amounts designated by advisors as deferred commissions in a non-qualified deferred compensation plan.

The following table is presented as an illustration of how the aforementioned production expenses impact our payout ratio for the six months ended June 30, 2012:

Base payout rate	84.26%
Production based bonuses	2.08%
GDC sensitive payout	86.34%
Non-GDC sensitive payout	0.23%
Total Payout Ratio	86.57%
________________________________
See Results of Operations for the three and six months ended June 30, 2012 and comparative 2011 periods' analyses of production payout ratio.

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

How We Evaluate Our Business

We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics as of and for the three and six months ended June 30, 2012 and 2011 are as follows:

	As of June 30,
	2012	2011	% Change

Business Metrics (unaudited)
Advisors(1)	13,185	12,660	4.1%
Advisory and brokerage assets (in billions)(2)	$353.0	$340.8	3.6%
Advisory assets under management (in billions)(3)	$111.4	$103.2	7.9%
Net new advisory assets (in billions)(4)	$5.3	$6.8	(22.1)%
Insured cash account balances (in billions)(3)	$14.6	$13.2	10.6%
Money market account balances (in billions)(3)	$8.5	$8.2	3.7%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Financial Metrics (unaudited)
Revenue growth from prior period	1.5%	13.1%	2.4%	15.3%
Recurring revenue as a % of net revenue(5)	65.3%	62.4%	64.2%	61.3%
Net income (in millions)	$39.5	$45.5	$80.7	$94.5
Earnings per share (diluted)	$0.35	$0.40	$0.72	$0.82
Non-GAAP Measures:
Gross margin (in millions)(6)	$277.7	$259.9	$552.6	$529.5
Gross margin as a % of net revenue(6)	30.6%	29.1%	30.5%	29.9%
Adjusted EBITDA (in millions)	$111.6	$123.0	$236.5	$247.3
Adjusted EBITDA as a % of net revenue	12.3%	13.8%	13.1%	14.0%
Adjusted EBITDA as a % of gross margin(6)	40.2%	47.3%	42.8%	46.7%
Adjusted Earnings (in millions)	$55.0	$58.8	$118.2	$118.2
Adjusted Earnings per share (diluted)	$0.49	$0.52	$1.05	$1.04
____________

(1)
Advisors are defined as those investment professionals who are licensed to do business with our broker-dealer subsidiaries. In 2011, we consolidated the operations of UVEST with LPL Financial which resulted, as expected, in attrition of 146 advisors in 2011. Excluding attrition from the integration of the UVEST platform, we added 671 net new advisors during the twelve months ended June 30, 2012, continuing to build relationships with advisors from all channels across the financial services industry.

(2)
Advisory and brokerage assets are comprised of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Such totals do not include the market value of client assets held in retirement plans administered by us, trust assets supported by Concord Capital Partners ("Concord") and assets supported by Fortigent Holdings Company, Inc.

(3)	Advisory assets under management, insured cash account balances and money market account balances are components of advisory and brokerage assets.

(4)
Represents net new advisory assets consisting of funds from new accounts and additional funds deposited into existing advisory accounts that are custodied in our fee-based advisory platforms. Net new advisory assets for the three months ended June 30, 2012 and 2011 were $2.8 billion and $3.1 billion, respectively.

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

Set forth below is a reconciliation from our net income to Adjusted EBITDA, a non-GAAP measure, for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
Net income	$39,502	$45,507	$80,681	$94,506
Interest expense	13,439	18,154	29,471	36,326
Income tax expense	27,806	29,972	53,490	62,531
Amortization of purchased intangible assets and software(1)	9,948	9,686	19,780	19,223
Depreciation and amortization of all other fixed assets	7,464	8,721	14,807	17,349
EBITDA	98,159	112,040	198,229	229,935
EBITDA Adjustments:
Employee share-based compensation expense(2)	5,176	3,427	9,336	7,287
Acquisition and integration related expenses(3)	5,056	1,548	6,914	2,964
Restructuring and conversion costs(4)	2,164	4,599	4,174	5,434
Debt extinguishment costs(5)	109	—	16,652	—
Equity issuance and related offering costs(6)	446	1,349	446	1,641
Other(7)	469	34	783	67
Total EBITDA Adjustments	13,420	10,957	38,305	17,393
Adjusted EBITDA	$111,579	$122,997	$236,534	$247,328
____________

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 and our various acquisitions.

(2)	Represents share-based compensation expense related to stock options awarded to employees and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.

(3)	Represents acquisition and integration costs resulting from various acquisitions.

(4)
Represents organizational restructuring charges and conversion and other related costs incurred resulting from the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities. As of June 30, 2012, approximately 78% and 97%, respectively, of costs related to these two initiatives have been recognized. The remaining costs largely consist of transition payments to be made in connection with these two conversions for the retention of advisors and institutions, and conversion and transfer costs that are expected to be recognized into earnings by December 2014.

(5)
Represents expenses incurred resulting from the early extinguishment and repayment of amounts outstanding under the Company's Third Amended and Restated Credit Agreement, including the write-off of $16.5 million of unamortized debt issuance costs that have no future economic benefit, as well as various other charges incurred in connection with the repayment under the prior senior secured credit facilities and the establishment of the new senior secured credit facilities.

(6)	Represents equity issuance and offering costs related to the closing of a secondary offering in the second quarter of 2012, and the closing of a secondary offering in the second quarter of 2011.

(7)	Represents certain excise and other taxes.

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

The following table sets forth a reconciliation of net income to non-GAAP measures Adjusted Earnings and Adjusted Earnings per share for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
Net income	$39,502	$45,507	$80,681	$94,506
After-Tax:
EBITDA Adjustments(1)
Employee share-based compensation expense(2)	3,806	2,677	6,973	5,578
Acquisition and integration related expenses(3)	3,561	955	4,707	1,829
Restructuring and conversion costs	1,335	2,838	2,575	3,353
Debt extinguishment costs	67	—	10,274	—
Equity issuance and related offering costs	275	832	275	1,012
Other	289	21	483	41
Total EBITDA Adjustments	9,333	7,323	25,287	11,813
Amortization of purchased intangible assets and software(1)	6,138	5,977	12,204	11,861
Adjusted Earnings	$54,973	$58,807	$118,172	$118,180
Adjusted Earnings per share(4)	$0.49	$0.52	$1.05	$1.04
Weighted average shares outstanding — diluted(5)	112,834	113,150	112,679	113,155
____________

(1)
EBITDA Adjustments and amortization of purchased intangible assets and software have been tax effected using a federal rate of 35.0% and the applicable effective state rate which was 3.30%, net of the federal tax benefit, for the periods presented.

(2)
Represents the after-tax expense of non-qualified stock options in which we receive a tax deduction upon exercise, and the full expense impact of incentive stock options granted to employees that have vested and qualify for preferential tax treatment and conversely, we do not receive a tax deduction. Share-based compensation for vesting of incentive stock options was $1.6 million and $1.5 million, respectively, for the three months ended June 30, 2012 and 2011. For the six month periods ending June 30, 2012 and 2011, share-based compensation for vesting of incentive stock options was $3.2 million and $2.8 million, respectively.

(3)
Represents the after-tax expense of acquisition and related costs in which we receive a tax deduction, and the full expense impact of transaction costs for which we do not receive a tax deduction. Non-deductible transaction costs were $1.2 million for the three and six months ended June 30, 2012.

(4)
Represents Adjusted Earnings, a non-GAAP measure, divided by weighted average number of shares outstanding on a fully diluted basis. Set forth is a reconciliation of earnings per share on a fully diluted basis as calculated in accordance with GAAP to Adjusted Earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
Earnings per share — diluted	$0.35	$0.40	$0.72	$0.82
Adjustment for allocation of undistributed earnings to stock units	—	0.01	—	0.01
After-Tax:
EBITDA Adjustments per share	0.08	0.06	0.22	0.11
Amortization of purchased intangible assets and software per share	0.06	0.05	0.11	0.10
Adjusted Earnings per share	$0.49	$0.52	$1.05	$1.04

(5) Included within the weighted average share count for the three and six months ended June 30, 2012, is approximately 850,000 shares resulting from the distribution pursuant to the 2008 Nonqualified Deferred Compensation Plan in February 2012 that were not included in the weighted average share count for the three and six months ended June 30, 2011. See Note 11 of our unaudited condensed consolidated financial statements for further details.

Acquisitions, Integrations and Divestitures

From time to time we undertake acquisitions or divestitures based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. The following describes significant acquisition and integration activities that have impacted our 2011 and 2012 results.

Acquisition of National Retirement Partners, Inc.

On February 9, 2011, we acquired certain assets of National Retirement Partners, Inc. (“NRP”). As part of the acquisition, 206 advisors previously registered with NRP transferred their securities and advisory licenses and registrations to LPL Financial. We may be required to pay future consideration to former shareholders of NRP that is contingent upon the achievement of certain revenue-based milestones in the third year following the acquisition. We estimated the fair value of the remaining contingent consideration at the close of the transaction and we re-measure contingent consideration at fair value at each interim reporting period with changes recognized in earnings.

Consolidation of UVEST Financial Services Group, Inc.

On March 14, 2011, we committed to a corporate restructuring plan to enhance our service offering, while generating efficiencies. The restructuring plan included the consolidation of the operations of our subsidiary, UVEST, with those of LPL Financial. In connection with the consolidation of UVEST, certain registered representatives formerly associated with UVEST moved to LPL Financial through a transfer of their licenses. The transfers began in July 2011 and were completed in December 2011. Following the transfer, all registered representatives and client accounts that transferred are associated with LPL Financial. UVEST has withdrawn its registration with the Financial Industry Regulatory Authority ("FINRA") effective July 16, 2012, and is no longer subject to net capital filing requirements.

We expect to improve pre-tax profitability by approximately $10.0 million per year upon the completion of integration activities by creating operational efficiencies and revenue opportunities. See Note 4 of our unaudited condensed consolidated financial statements for further details on this initiative.

Acquisition of Concord Capital Partners

On June 22, 2011, we acquired all of the outstanding common stock of Concord. As of June 30, 2012, $1.3 million remains in an escrow account to be paid to former shareholders of Concord in accordance with the terms of the stock purchase agreement. We may be required to pay future consideration that is contingent upon the achievement of certain gross margin-based milestones for the year ended December 31, 2013. We estimated the fair value of the contingent consideration at the close of the transaction and re-measure contingent consideration at fair value at each interim reporting period with changes recognized in earnings. Concord is a registered investment advisory firm that provides technology and open architecture investment management solutions for trust departments of financial institutions

Acquisition of Fortigent Holdings Company, Inc.
On April 23, 2012, we acquired all of the outstanding common stock of Fortigent Holdings Company, Inc. and its wholly owned subsidiaries Fortigent, LLC, a registered investment advisory firm, Fortigent Reporting Company, LLC, and Fortigent Strategies Company, LLC (together, "Fortigent"). Fortigent is a leading provider of high net worth solutions and consulting services to registered investment advisors, banks, and trust companies. This strategic acquisition further enhances our capabilities and offers an extension of our existing services for wealth management advisors.
Total purchase price consideration at the closing of the transaction was $38.8 million. As of June 30, 2012, $9.9 million remains in an escrow account to be paid to former shareholders of Fortigent in accordance with the terms of the stock purchase agreement.

Acquisition of Veritat Advisors, Inc.
On July 10, 2012, we acquired all of the outstanding common stock of Veritat Advisors, Inc. ("Veritat"). We paid $5.1 million at the closing of the transaction. We may be required to pay future consideration to the former Veritat shareholders that is contingent upon the achievement of certain assets under management milestones and employee retention. The maximum amount of contingent payments is $14.9 million over the next five years. Veritat is a registered investment advisory firm that developed and utilizes a proprietary online financial planning platform designed to support advisors who serve the mass market. This strategic acquisition will enhance our technological capabilities and support our recent initiative to serve the mass market by increasing the flexibility of our service offering.

Economic Overview and Impact of Financial Market Events

After a fairly steady rise in first quarter of 2012, the second quarter saw the U.S. domestic equity markets return to the volatile nature that we have experienced intermittently over the last few years. The S&P 500 fell from its March 31, 2012 close of 1,408 by 7.0% in the first two months of the quarter, before advancing 4.0% in June to close the quarter at 1,362, a 3.3% decrease for the quarter. This decline was primarily driven by continued sovereign debt concerns in Europe coupled with signs of slowing economic growth in the United States and uncertainty over ongoing United States fiscal policy. While the longer-term impact of the European debt crisis is uncertain, we continue to maintain nominal direct exposure to sovereign debt securities.
In response to these concerns and the overall economic environment, the central banks, including the Federal Reserve, have continued to maintain historically low interest rates. The average federal funds effective rate was 0.15% in the second quarter of 2012, an increase from the average of 0.09% in the second quarter of 2011. The low interest rate environment negatively impacted our revenues from client assets in our cash sweep programs. The low interest rate also impacted investor demand for fixed income securities and fixed annuities. The Federal Reserve has indicated that it plans to maintain a low interest rate environment through the end of 2014, although it has also signaled that a third round of quantitative easing will not be launched, which is reflected in the minor increases in the federal funds rate in each month during the second quarter of 2012.

Results of Operations

The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2012 and 2011. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)

Revenues
Commissions	$447,243	$459,882	(2.7)%	$910,896	$911,759	(0.1)%
Advisory fees	268,192	264,289	1.5%	519,173	508,376	2.1%
Asset-based fees	102,784	90,504	13.6%	200,025	180,327	10.9%
Transaction and other fees	78,894	68,755	14.7%	153,466	142,504	7.7%
Other	10,730	10,566	1.6%	26,056	24,899	4.6%
Net revenues	907,843	893,996	1.5%	1,809,616	1,767,865	2.4%
Expenses
Production	630,136	634,088	(0.6)%	1,257,043	1,238,415	1.5%
Compensation and benefits	93,034	81,410	14.3%	182,046	165,552	10.0%
General and administrative	84,457	61,644	37.0%	152,023	128,612	18.2%
Depreciation and amortization	17,412	18,407	(5.4)%	34,587	36,572	(5.4)%
Restructuring charges	2,057	4,814	(57.3)%	3,751	5,351	(29.9)%
Total operating expenses	827,096	800,363	3.3%	1,629,450	1,574,502	3.5%
Non-operating interest expense	13,439	18,154	(26.0)%	29,471	36,326	(18.9)%
Loss on extinguishment of debt	—	—	*	16,524	—	*
Total expenses	840,535	818,517	2.7%	1,675,445	1,610,828	4.0%
Income before provision for income taxes	67,308	75,479	(10.8)%	134,171	157,037	(14.6)%
Provision for income taxes	27,806	29,972	(7.2)%	53,490	62,531	(14.5)%
Net income	$39,502	$45,507	(13.2)%	$80,681	$94,506	(14.6)%
____________
* Not Meaningful

Revenues

Commissions

The following table sets forth our commission revenue, by product category included in our unaudited condensed consolidated statements of income for the three months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,
	2012	% Total	2011	% Total	Change	% Change
Variable annuities	$202,710	45.3%	$201,496	43.8%	$1,214	0.6%
Mutual funds	122,128	27.3%	130,933	28.5%	(8,805)	(6.7)%
Alternative investments	33,189	7.4%	26,467	5.7%	6,722	25.4%
Fixed annuities	27,062	6.0%	36,703	8.0%	(9,641)	(26.3)%
Equities	23,207	5.2%	24,466	5.3%	(1,259)	(5.1)%
Fixed income	19,982	4.5%	22,019	4.8%	(2,037)	(9.3)%
Insurance	18,647	4.2%	16,945	3.7%	1,702	10.0%
Other	318	0.1%	853	0.2%	(535)	(62.7)%
Total commission revenue	$447,243	100.0%	$459,882	100.0%	$(12,639)
Commission revenue decreased by $12.6 million, or 2.7%, for the three months ended June 30, 2012 compared with 2011. The continued low interest rate environment, which has reduced investor demand for fixed annuities and fixed income securities, is reflected in the decline in commission revenues for these two products.
The combination of low interest rates and market volatility impacted sales commissions for variable annuities due to its impact on product design. Recently, insurers have been lowering the amount of risk they are willing to retain on variable annuity products by reducing certain insurance benefits, thereby making the products less attractive to investors. The slight growth in revenues for variable annuities is based on increased trail-based commissions.
The decrease seen in mutual fund commission revenue is a result of a slower rate of mutual fund sales combined with an increased rate of mutual fund redemptions. The increase in alternative investments is reflective of investor preferences for diversification and non-correlated ways to earn return outside of the traditional equity and fixed income markets. Income producing alternative strategies continue to grow in popularity as the needs of investors shift toward distribution, while insurance commissions increased on improved single premium life sales.

The following table sets forth our commission revenue, by product category included in our unaudited condensed consolidated statements of income for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	Six Months Ended June 30,
	2012	% Total	2011	% Total	Change	% Change
Variable annuities	$406,755	44.7%	$396,573	43.5%	$10,182	2.6%
Mutual funds	244,806	26.9%	249,090	27.3%	(4,284)	(1.7)%
Alternative investments	71,595	7.9%	54,443	6.0%	17,152	31.5%
Fixed annuities	55,819	6.1%	79,454	8.7%	(23,635)	(29.7)%
Equities	49,363	5.4%	52,302	5.7%	(2,939)	(5.6)%
Fixed income	42,480	4.7%	45,502	5.0%	(3,022)	(6.6)%
Insurance	39,592	4.2%	32,886	3.6%	6,706	20.4%
Other	486	0.1%	1,509	0.2%	(1,023)	(67.8)%
Total commission revenue	$910,896	100.0%	$911,759	100.0%	$(863)
Commission revenue decreased by $0.9 million, or 0.1%, for the six months ended June 30, 2012 compared with 2011. This decrease was a result of the same factors that impacted our quarterly performance.

Advisory Fees

Advisory fees increased by $3.9 million, or 1.5%, for the three months ended June 30, 2012 compared to 2011. Advisory revenue for a particular quarter is primarily driven by the level of advisory assets and market movements. For the three months ended June 30, 2012, we experienced an increase in net new advisory assets of $2.8 billion resulting from strong new business development and a shift by our existing advisors toward more advisory business. The continued shift of advisors to the Independent RIA platform, a re-pricing in one of our significant agreements and market declines have partially offset the growth in advisory fees resulting from the increase in net new advisory assets.

Advisory fees increased by $10.8 million, or 2.1%, for the six months ended June 30, 2012 compared to 2011. This growth was similarly supported by the same net new advisory asset flows and shift of advisors toward more advisory business that impacted our quarterly performance in addition to a positive market impact for the six months ended June 30, 2012.
The following table summarizes the activity within our advisory assets under management for the three and six months ended June 30, 2012 and 2011 (in billions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Beginning of period	$110.8	$99.7	$101.6	$93.0
Net new advisory assets	2.8	3.1	5.3	6.8
Market impact and other	(2.2)	0.4	4.5	3.4
End of period	$111.4	$103.2	$111.4	$103.2

Asset-Based Fees
Asset-based fees increased by $12.3 million, or 13.6%, to $102.8 million for the three months ended June 30, 2012 compared with 2011. A leading factor for the increase in asset-based fees is the UVEST conversion, which enables LPL Financial to earn revenues for certain services that it performs as the clearing firm. Previously, a third-party clearing firm performed these services and retained these revenues. In addition, revenues for record-keeping services and from product sponsors, which are largely based on the underlying asset values, increased due to the impact of the higher average market indices on the value of those underlying assets and net new sales of eligible assets. The average S&P 500 index for the three months ended June 30, 2012 was 1,350, an increase of 2.4% over the average in the prior year period. Asset-based fees also include revenues from our cash sweep programs, which increased by $4.3 million, or 14.4%, to $34.1 million for the three months ended June 30, 2012 from $29.8 million for the three months ended June 30, 2011. This was driven by an increase in the assets in our cash sweep programs, which averaged $22.6 billion and $19.5 billion for the three months ended June 30, 2012 and 2011, respectively, as retail investors increased their percentage of cash assets in response to the volatility in the financial markets.
Asset-based fees increased by $19.7 million, or 10.9%, to $200.0 million for the six months ended June 30, 2012 compared with 2011. Asset-based fees increased partially as a result of the UVEST conversion. In addition, revenues for record-keeping services and from product sponsors, which are largely based on the underlying asset values, increased due to the impact of the higher average market indices on the value of those underlying assets and net new sales of eligible assets. The average S&P 500 index for the six months ended June 30, 2012 was 1,349, an increase of 3.0% over the average in the prior year period. Asset-based fees also include revenues from our cash sweep programs, which increased by $7.0 million, or 11.4%, to $68.5 million for the six months ended June 30, 2012 from $61.5 million for the six months ended June 30, 2011. This was driven by an increase in the assets in our cash sweep programs, which averaged $22.0 billion and $19.2 billion for the six months ended June 30, 2012 and 2011, respectively, as retail investors increased their percentage of cash assets in response to the volatility in the financial markets.

Transaction and Other Fees
Transaction and other fees increased by $10.1 million, or 14.7%, for the three months ended June 30, 2012 compared with 2011. Transaction and other fees increased due to a 4.0% increase in the average number of advisors for the three months ended June 30, 2012 compared to 2011, increases in fees earned on those advisors and institutions who converted to the LPL Financial platform from UVEST and increases due to a repricing of certain services. Revenues in the current quarter of 2012 also include increased conference revenues due to a shift in timing of a conference from the first quarter in 2011 to the second quarter in 2012 and fee revenues from Fortigent.
Transaction and other fees increased by $11.0 million, or 7.7%, for the six months ended June 30, 2012 compared with 2011. Transaction and other fees increased due to a 3.7% increase in the average number of advisors for the six months ended June 30, 2012 compared to 2011, increases in fees earned on those advisors and institutions who converted to the LPL Financial platform from UVEST and increases due to a repricing of certain services. Lower volumes of trading in certain advisory accounts reduced transaction revenues partially offsetting these increases.

Other Revenue
Other revenue increased $0.2 million, or 1.6%, to $10.7 million for the three months ended June 30, 2012 compared to 2011. The primary contributor to this increase in 2012 was direct investment marketing allowance fees received from product sponsor programs, which increased by $1.2 million compared to the same period in 2011, largely based on increased sales of alternative investments.
Other revenue increased $1.2 million, or 4.6%, to $26.1 million for the six months ended June 30, 2012 compared to 2011. The primary contributor to this increase in 2012 was direct investment marketing allowance fees received from product sponsor programs, which increased by $3.0 million compared to the same period in 2011, largely based on increased sales of alternative investments. An additional contributor to the increase was growth in retirement sponsorship programs of $2.0 million, an effect of our acquisition of NRP.

Expenses

Production Expenses
Production expenses decreased by $4.0 million, or 0.6%, for the three months ended June 30, 2012 compared with 2011. This decrease is correlated with our commission and advisory revenues, which decreased by 1.2% during the same period. Our production payout was 86.74% for the three months ended June 30, 2012, compared to 86.26% for the prior year period. The base payout rate increased by 0.58% for the three months ended June 30, 2012, due to the impact from UVEST institutions that converted to the LPL Financial platform and the growth of our larger advisor practices. The increase in our production based bonuses for the three months ended June 30, 2012 reflects our advisors trend of attaining higher payout tiers earlier in the year.
Production expenses increased by $18.6 million, or 1.5%, for the six months ended June 30, 2012 compared with 2011. This increase is correlated with our commission and advisory revenues, which increased by 0.7% during the same period. Our production payout was 86.57% for the six months ended June 30, 2012, compared to 85.86% for the prior year period. The base payout rate for the six months ended June 30, 2012 compared with 2011 reflects increases in payout for UVEST institutions that converted to the LPL Financial platform and the growth of larger advisor practices. Our production based bonuses increased by 0.40% for the six months ended June 30, 2012 due to the incentive structures, which reward our advisors as they achieve higher production levels.
The following table shows our production payout ratio for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Base payout rate	84.27%	83.69%	84.26%	83.91%
Production based bonuses	2.57%	2.38%	2.08%	1.68%
GDC sensitive payout	86.84%	86.07%	86.34%	85.59%
Non-GDC sensitive payout	(0.10)%	0.19%	0.23%	0.27%
Total Payout Ratio	86.74%	86.26%	86.57%	85.86%

Compensation and Benefits Expense
Compensation and benefits increased by $11.6 million, or 14.3%, for the three months ended June 30, 2012 compared with 2011. The increase was due to higher staffing levels to support higher levels of advisor and client activities and our acquisitions of Fortigent and Concord. Our average number of full-time employees increased 7.9% from 2,674 for the three months ended June 30, 2011 to 2,886 for the three months ended June 30, 2012.
Compensation and benefits increased by $16.5 million, or 10.0%, for the six months ended June 30, 2012 compared with 2011. Our average number of full-time employees increased 5.8% from 2,651 for the six months ended June 30, 2011 to 2,805 for the six months ended June 30, 2012, due to our acquisitions of Fortigent and Concord and increases in staffing to support higher levels of advisor and client activities.

General and Administrative Expenses
General and administrative expenses increased by $22.8 million, or 37.0%, to $84.5 million for the three months ended June 30, 2012 compared with 2011. The primary drivers behind the increase were business development and promotional expenses, professional fees and an increase in conference expenses. The increase in conference expenses is due to an advisor conference that occurred in the first quarter of 2011 which occurred in the second quarter of 2012. Expenses of $8.0 million related to our acquisitions of Fortigent and Concord also contributed to the increase.
General and administrative expenses increased by $23.4 million, or 18.2%, to $152.0 million for the six months ended June 30, 2012 compared with 2011. The primary drivers behind the increase were business development and promotional expenses, professional fees and expenses related to our acquisitions of Fortigent and Concord.
Depreciation and Amortization Expense
For the three months ended June 30, 2012, depreciation and amortization decreased by $1.0 million, or 5.4% compared to the prior year. This decrease is primarily due to a reduction in depreciation incurred in the second quarter of 2012, attributed to assets that became fully depreciated in 2011.
For the six months ended June 30, 2012, depreciation and amortization decreased by $2.0 million, or 5.4% compared to the prior year. This decrease is due to a reduction in depreciation incurred in the first half of 2012, attributed to assets that became fully depreciated in 2011.

Restructuring Charges

Restructuring charges represent expenses incurred as a result of our 2011 consolidation of UVEST and our 2009 consolidation of the Affiliated Entities.
Restructuring charges were $2.1 million and $3.8 million for the three and six months ended June 30, 2012. These charges relate primarily to technology costs and other expenditures incurred for the conversion and transfer of advisors and their client accounts from UVEST to LPL Financial. Refer to Note 4 of our unaudited condensed consolidated financial statements for additional details regarding this matter.
Restructuring charges were $4.8 million and $5.4 million for the three and six months ended June 30, 2011, which related primarily to technology costs and other expenditures incurred in anticipation of the conversion and transfer of advisors and their client accounts from UVEST to LPL Financial, which began in the second quarter of 2011.

Interest Expense

Interest expense includes non-operating interest expense for our senior secured credit facilities.
Interest expense decreased $4.7 million, or 26.0%, for the three months ended June 30, 2012 compared with 2011. The reduction in interest expense for 2012 is primarily due to the reduction in interest rates on our debt as a result of its refinancing in March 2012. The refinancing reduced our interest expense by $2.7 million for the three months ended June 30, 2012 compared to 2011. Additionally, the maturity of an interest rate swap agreement with a notional value of $145.0 million on June 30, 2011, reduced our comparative interest expense by $1.6 million for the three months ended June 30, 2012 compared to 2011.
Interest expense decreased $6.9 million, or 18.9%, for the six months ended June 30, 2012 compared with 2011. The reduction in interest expense for 2012 is due to a lowered interest rate on our debt as a result of its refinancing in March 2012 and the maturity of an interest rate swap agreement with a notional value of $145.0 million on June 30, 2011, which combined to result in a decrease to our comparative interest expense by $6.3 million for the six months ended June 30, 2012 compared to 2011.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $16.5 million for the six months ending June 30, 2012. In March 2012, we refinanced and replaced our credit agreement primarily to extend the maturities on our borrowings and wrote off $16.5 million of unamortized debt issuance costs related to the previous credit agreement.

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
During the three months ended June 30, 2012, we recorded income tax expense of $27.8 million, compared with $30.0 million in the prior year period. Our effective income tax rate was 41.3% and 39.7% for the three months ended June 30, 2012 and 2011, respectively. The effective income tax rate was higher in the 2012 period, due to the timing of non-deductible expenses between the first and second quarters of 2012 and a decrease in pre-tax income.
During the six months ended June 30, 2012, we recorded income tax expense of $53.5 million, compared with $62.5 million in the prior year period. Our effective income tax rate was 39.9% and 39.8% for the six months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

Senior management establishes our liquidity and capital policies. These policies include senior management’s review of short- and long-term cash flow forecasts, review of monthly capital expenditures and daily monitoring of liquidity for our subsidiaries. Decisions on the allocation of capital are based upon, among other things, projected profitability and cash flow, risks of the business, regulatory capital requirements and future liquidity needs for strategic activities. Our Treasury Department assists in evaluating, monitoring and controlling the business activities that impact our financial condition, liquidity and capital structure and maintains relationships with various lenders. The objectives of these policies are to support the executive business strategies while ensuring ongoing and sufficient liquidity.

A summary of changes in cash flow data is provided as follows (in thousands):

	For the Six Months Ended June 30,
	2012	2011
Net cash flows (used in) provided by:
Operating activities	$56,113	$349,716
Investing activities	(59,738)	(36,310)
Financing activities	(236,091)	(51,143)
Net (decrease) increase in cash and cash equivalents	(239,716)	262,263
Cash and cash equivalents — beginning of period	720,772	419,208
Cash and cash equivalents — end of period	$481,056	$681,471

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.

Net cash used in or provided by operating activities includes net income adjusted for non-cash expenses such as depreciation and amortization, restructuring related charges, share-based compensation, amortization of debt issuance costs, deferred income tax provision and changes in operating assets and liabilities. Operating assets and liabilities include balances related to settlement and funding of client transactions, receivables from product sponsors and accrued commissions and advisory fees due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and client behaviors.

Net cash provided by operating activities for the six months ended June 30, 2012 and June 30, 2011 totaled $56.1 million and $349.7 million, respectively. The change between periods is primarily due to the settlement and funding of client trading activity, which was a net use of funds of $7.4 million for the six months ended June 30, 2012 and provided funds of $158.5 million for the comparable 2011 period. Cash flows from client activities fluctuate significantly depending on market conditions and timing. In 2012 operating activities also include a $48.4 million use of cash related to excess tax benefits from share-based compensation and a $41.2 million use of funds for other assets, partially offset by a reduction of $40.6 million in tax receivables. Net cash provided by operating activities for the six months ended June 30, 2011 includes an $181.8 million reduction in tax receivables that arose primarily from a tax benefit resulting from stock options exercised by selling stockholders in connection with our IPO and $147.7 million release of cash and securities segregated under regulations due to settlement of client trading activity, partially offset by $55.8 million of excess tax benefits resulting from stock options exercised in our IPO.

Net cash used in investing activities for the six months ended June 30, 2012 and 2011 totaled $59.7 million and $36.3 million, respectively. The net cash used in 2012 primarily consists of $38.8 million for the acquisition of Fortigent and $18.8 million in capital expenditures. The net cash used in 2011 included $37.2 million used for the acquisition of NRP and $12.5 million in capital expenditures, offset by a $18.5 million release of restricted cash.

Net cash used in financing activities for the six months ended June 30, 2012 and 2011 was $236.1 million and $51.1 million, respectively. Cash flows used in financing activities in 2012 include $222.6 million of cash dividends paid and $55.9 million for repurchases of common stock, partially offset by $48.4 million from excess tax benefits arising from share-based compensation. Cash flows used in financing activities in 2011 include $47.0 million of cash used to pay down term loans under our senior secured credit facilities and $67.0 million used to repurchase common stock, offset by $55.8 million from excess tax benefits arising from stock options exercised related to our IPO.

We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, which includes three uncommitted lines of credit available and a revolving credit facility, will be adequate to satisfy our working capital needs, the payment of all of our obligations and the funding of anticipated capital expenditures for the foreseeable future. In addition, we have certain capital requirements due to our registered broker-dealer entity and we have met all capital adequacy requirements for this entity and expect this to also continue for the foreseeable future. We regularly evaluate our existing indebtedness, including refinancing thereof, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions.

In March 2012, we announced our intent to seek the ability to issue a regular quarterly cash dividend of up to $0.48 per share annually on the Company's outstanding common stock. The payment of any dividends permitted under our credit facilities are subject to approval by the Company's Board of Directors, including both timing and amount. On July 30, 2012, the Board of Directors declared a cash dividend of $0.12 per share on the Company's outstanding common stock to be paid on August 30, 2012 to all stockholders of record on August 15, 2012.

Share Repurchase Program

On August 16, 2011, the Board of Directors approved a share repurchase program pursuant to which we may repurchase $70.0 million of the Company's outstanding shares of common stock through August 31, 2012. The timing of purchases and the amount of stock purchased will be determined at our discretion. As of June 30, 2012, we repurchased 2.0 million shares of common stock at a weighted-average price of $32.05 per share for an aggregate purchase price of $64.9 million.

On May 25, 2012, the Board of Directors approved a share repurchase program pursuant to which we may repurchase an additional $75.0 million of the Company's outstanding shares of common stock. There is no termination date for this share repurchase program. The purchases may effected in open market or privately negotiated transactions with the timing of purchases and the amount of stock purchased generally determined at our discretion. As of June 30, 2012, the we have made no repurchases of shares of common stock under this share repurchase program.

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
In calculating earnings per share and diluted earnings per share using the two-class method, we were required to allocate a portion of our earnings to employees that held stock units that contained non-forfeitable rights to dividends or dividend equivalents under our 2008 Nonqualified Deferred Compensation Plan. After the distribution of shares under the 2008 Nonqualified Deferred Compensation Plan, the two-class method is no longer applicable. This distribution of shares did not have a material impact on earnings per share or diluted earnings per share. However, the distribution increased the weighted average share count for the three and six months ended June 30, 2012 by approximately 850,000 shares.
Special Dividend
On March 30, 2012, the Company's Board of Directors approved a special dividend of $2.00 per share to common stockholders. The dividend of $222.6 million was paid on May 25, 2012 to stockholders of record as of May 15, 2012.
Regulatory
On July 20, 2012, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (the “Notice”) asserting we are subject to a penalty with respect to an alleged untimely deposit of withholding taxes related to wages paid upon exercise of certain non-qualified stock options in connection with our initial public offering in 2010. At this time, we are unable to provide a reasonable estimate of the potential range of ultimate liability because: (i) this matter is still in the early stages of discussion, (ii) we may dispute one or more legal positions asserted by the IRS and (iii) the defenses available will be dependent on the facts and circumstances of the transactions at issue. We plan to defend our position through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustment is uncertain, we believe that the outcome will not be material to our financial position, but any penalty paid in connection with the Notice could have a material effect on our results of operations for the particular period.
Operating Capital Requirements

Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain at clearing organizations to support these clients’ trading activities. We have several sources of funds to enable us to meet increased working capital requirements related to increased client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When a client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to re-pledge or sell securities which collateralize those margin accounts. As of June 30, 2012, we had received collateral in connection primarily with client margin loans with a fair value of approximately $343.5 million, which can be re-pledged or sold. Of this amount, approximately $21.2 million has been pledged to the Options Clearing Corporation as collateral to secure certain client obligations related to options positions, and approximately $23.2 million was loaned to the National Securities Clearing Corporation through participation in the Stock Borrow Program. Of the remaining $299.1 million, approximately $144.3 million of these securities are held at banks in connection with uncommitted lines of credit, which were unutilized at June 30, 2012; these securities may be used as collateral for loans from these banks. The remainder of $154.8 million has not been re-pledged or sold. There are no restrictions that materially limit our ability to re-pledge or sell the remaining $299.1 million of client collateral.

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

Our registered broker-dealer is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. UVEST computed net capital requirements under the aggregate indebtedness method, which requires firms to maintain minimum net capital, as defined, of not less than 6.67% of aggregate indebtedness. In connection with the consolidation of UVEST with LPL Financial, we have withdrawn UVEST's registration with FINRA effective July 16, 2012; therefore, UVEST is no longer subject to net capital filing requirements.

LPL Financial is also subject to the National Futures Association's ("NFA") financial requirements and is required to maintain net capital that is in excess of or equal to the greatest of its minimum financial requirements. Currently the highest NFA requirement is the minimum net capital calculated pursuant to the SEC's Uniform Net Capital Rule.

In addition to the minimum net capital requirements, the SEC and FINRA have established "early warning" capital requirements for broker-dealers that when exceeded, limit certain activities of the broker-dealer. Early warning requirements provide advance warning that a firm's net capital is dropping toward its minimum requirement, allowing time for initiation of corrective action. For LPL Financial, an early warning level is reached if its ratio of aggregate customer debit balances falls below 5.0% of net capital. At June 30, 2012, LPL Financial's net capital was $124.8 million and its early warning requirement was $13.7 million. LPL Financial typically maintains net capital in excess of the early warning level to maintain its ability to grow its business, demonstrate the stability of its operations and provide a safeguard in the event of sustained levels of market volatility, as experienced by the securities industry in 2008.

LPL Financial's ability to pay dividends greater than 10% of its excess net capital during any 35 day rolling period requires approval from FINRA. In addition, payment of dividends is restricted if LPL's net capital would be less than 5.0% of aggregate customer debit balances.

Our subsidiary, PTC, is subject to various regulatory capital requirements. Failure by any of our subsidiaries to meet their respective minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our unaudited condensed consolidated financial statements.

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

Indebtedness

On March 29, 2012, we entered into a Credit Agreement (the "Credit Agreement") with LPL Holdings, Inc., the other Credit Parties signatory thereto, the Several Lenders signatory thereto, and Bank of America, N.A. as Administrative Agent, Collateral Agent, Letter of Credit Issuer, and Swingline Lender. The Credit Agreement refinanced and replaced our Third Amended and Restated Credit Agreement, dated as of May 24, 2010 (the "Original Credit Agreement"). Pursuant to the Credit Agreement, we established a Term Loan A tranche of $735.0 million maturing at March 29, 2017 (the "Term Loan A") and a Term Loan B tranche of $615.0 million maturing at March 29, 2019 (the "Term Loan B"). In connection with the Credit Agreement we capitalized certain debt issuance costs totaling $23.7 million. Additionally, we accelerated the recognition of $16.5 million debt issuance costs related to borrowings under the Original Credit Agreement in the six months ended June 30, 2012. As of March 31, 2012, we estimated that over the first twelve months of operations under the Credit Agreement, we anticipate interest savings of approximately $10.0 million based on a weighted average interest yield of 3.34% on the Credit Agreement compared to 4.27% on the Original Credit Agreement, excluding the portions then-hedged with our interest rate swap.

The Credit Agreement also refinanced and replaced our existing revolving credit facility, increasing our capacity from $163.5 million to $250.0 million. The new revolving credit facility will mature on March 29, 2017. There were no outstanding borrowings on this revolving credit facility at June 30, 2012.

In addition, we maintain three uncommitted lines of credit. Two of the lines have unspecified limits, and are primarily dependent on our ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. The lines were utilized in 2012 and 2011; however, there were no balances outstanding at June 30, 2012 or December 31, 2011.

We also were a party to an interest rate swap agreement, in a notional amount of $65.0 million, to mitigate interest rate risk by hedging the variability of a portion of our floating-rate senior secured term loan. This agreement expired on June 30, 2012.

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

In addition to paying interest on outstanding principal under the Credit Agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate at June 30, 2012 was 0.50% for our revolving credit facility, but is subject to change depending on our leverage ratio. Prior to the closing of the Credit Agreement on March 29, 2012, the commitment fee was 0.75% on our previous revolving credit facility. We must also pay customary letter of credit fees.

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

Prepayments

The Credit Agreement (other than the revolving credit facility) requires us to prepay outstanding amounts under our senior secured term loan facility subject to certain exceptions, with:

•
50% (percentage will be reduced to 0% if our total leverage ratio is 3.00 to 1.00 or less) of our annual excess cash flow (as defined in the Credit Agreement) adjusted for, among other things, changes in our net working capital (as of June 30, 2012 our total leverage ratio was 2.28);

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

We may voluntarily repay outstanding term loans under the Credit Agreement at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans, and with the exception of certain repricing transactions in respect of the Term Loan B consummated before March 29, 2013, which will be subject to a premium of 1.0% of the principal amount of Term Loan B subject to such repricing transaction.

Amortization

Quarterly repayments of the principal for Term Loan A will total 5.0% per year for years one and two and 10.0% per year for years three, four, and five, with the remaining principal due upon maturity. Quarterly repayments of the principal for Term Loan B will total 1.0% per year with the remaining principal due upon maturity. Any outstanding principle under the Revolving Credit Facility will be due upon maturity.

Guarantee and Security

The loans under the Credit Agreement are secured primarily through pledges of the capital stock in certain of our subsidiaries.

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

The share repurchase program approved in May 2012 was authorized by the Board of Directors pursuant to item (iv) above. Our special dividend was authorized by the Board of Directors pursuant to a one-time exception to the restriction on dividends. Any future declarations of quarterly cash dividends will be authorized pursuant to item (iv) above.

In addition, our financial covenant requirements include a total leverage ratio test and an interest coverage ratio test. Under our total leverage ratio test, we covenant not to allow the ratio of our consolidated total debt (as defined in our Credit Agreement) to an adjusted EBITDA reflecting financial covenants in our Credit Agreement (“Credit Agreement Adjusted EBITDA”) to exceed certain prescribed levels set forth in the Credit Agreement. Under our interest coverage ratio test, we covenant not to allow the ratio of our Credit Agreement Adjusted EBITDA to our consolidated interest expense (as defined in our Credit Agreement) to be less than certain prescribed levels set forth in the Credit Agreement. Each of our financial ratios is measured at the end of each fiscal quarter, beginning in with the fiscal quarter ended June 30, 2012.

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

As of June 30, 2012 and December 31, 2011 we were in compliance with all of our covenant requirements. Our covenant requirements and actual ratios as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
Financial Ratio	Covenant Requirement	Actual Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	4.00	2.28	3.00	1.77
Interest Coverage (Minimum)	3.00	7.78	3.00	7.10

Set forth below is a reconciliation from EBITDA, Adjusted EBITDA and Credit Agreement Adjusted EBITDA to our net income for the trailing twelve months ended June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011
Net income	$156,557	$170,382
Interest expense	61,909	68,764
Income tax expense	103,262	112,303
Amortization of purchased intangible assets and software(1)	39,538	38,981
Depreciation and amortization of all other fixed assets	31,218	33,760
EBITDA	392,484	424,190
EBITDA Adjustments:
Employee share-based compensation expense(2)	17,027	14,978
Acquisition and integration related expenses(3)	135	(3,815)
Restructuring and conversion costs(4)	20,792	22,052
Debt extinguishment costs(5)	16,652	—
Equity issuance and related offering costs(6)	867	2,062
Other(7)	969	253
Total EBITDA Adjustments	56,442	35,530
Adjusted EBITDA	448,926	459,720
Advisor and financial institution share-based compensation expense(8)	4,139	3,272
Other(9)	2,025	—
Credit Agreement Adjusted EBITDA	$455,090	$462,992
____________

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 and various acquisitions.

(2)	Represents share-based compensation expense for stock options awarded to employees and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.

(3)
Represents acquisition and integration costs resulting from various acquisitions. Included in the twelve months ended June 30, 2012 and December 31, 2011, is a cash settlement of $10.5 million for certain legal settlements that were resolved with an indemnifying party in the fourth quarter of 2011. Of this settlement, $9.8 million has been excluded from the presentation of Adjusted EBITDA, a non-GAAP measure.

(4)
Represents organizational restructuring charges and conversion and other related costs incurred resulting from the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities. As of June 30, 2012, approximately 78% and 97%, respectively, of costs related to these two initiatives have been recognized. The remaining costs largely consist of transition payments to be made in connection with these two conversions for the retention of advisors and institutions, and conversion and transfer costs that are expected to be recognized into earnings by December 2014.

(5)
Represents expenses incurred resulting from the early extinguishment and repayment of amounts outstanding under the Company's Third Amended and Restated Credit Agreement, including the write-off of $16.5 million of unamortized debt issuance costs that have no future economic benefit, as well as various other charges incurred in connection with the repayment of the prior senior secured credit facilities and the establishment of the new Credit Agreement.

(6)	Represents equity issuance and offering costs related to the closing of a secondary offering in the second quarter of 2012, and the closing of a secondary offering in the second quarter of 2011.

(7)	Represents certain excise and other taxes.

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

(9)
Represents other items that are adjustable in accordance with our Credit Agreement to arrive at Credit Agreement Adjusted EBITDA including employee severance costs, employee signing costs, employee retention or completion bonuses, integration and facility opening costs, and transition costs related to closure or consolidation of facilities. It does not include the aforementioned expenses incurred in connection with the onboarding of advisors.

Interest Rate Swap

An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. Prior to its expiration on June 30, 2012, we used an interest rate swap agreement to hedge the variability on our floating interest rate for $65.0 million of our Term Loan A under our Credit Agreement. We were required to pay the counterparty to the agreement fixed interest payments on a notional balance and in turn received variable interest payments on that notional balance. Payments were settled quarterly on a net basis. While our term loan is unhedged as of June 30, 2012, the risk of variability on our floating interest rate is partially mitigated by the client margin loans, which carry floating interest rates, as well as fees received from the cash sweep programs. At June 30, 2012, our receivables from our advisors’ clients for margin loan activity were approximately $245.4 million, and the balance of deposits in the cash sweep programs was $23.1 billion.

Off-Balance Sheet Arrangements

We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Notes 10 and 15 of our unaudited condensed consolidated financial statements.

Contractual Obligations

The following table provides information with respect to our commitments and obligations as of June 30, 2012 (in thousands):

	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Leases and other obligations(1)	$391,508	$29,642	$56,092	$52,026	$253,748
Senior secured term loan facilities(2)	1,339,275	42,900	131,738	581,925	582,712
Commitment fee on revolving line of credit(3)	5,269	1,109	2,217	1,943	—
Variable interest payments(4):
Term Loan A	101,454	20,519	42,324	38,611	—
Term Loan B	191,031	24,785	49,173	57,917	59,156
Total contractual cash obligations	$2,028,537	$118,955	$281,544	$732,422	$895,616

____________

(1)
Included in the payments due by period is a fifteen year lease commitment that was executed in December 2011 for the Company's future San Diego office building with a lease commencement date of May 1, 2014. Future minimum payments for this lease commitment are $16.9 million, $30.8 million and $228.9 million for the periods 1-3 Years, 4-5 Years and > 5 Years, respectively. Minimum payments have not been reduced by minimum sublease rental income of $5.4 million due in the future under noncancelable subleases. Note 10 of our unaudited condensed consolidated financial statements provides further detail on operating lease obligations and obligations under noncancelable service contracts.

(2)	Represents principal payments under our Credit Agreement. See Note 9 of our unaudited condensed consolidated financial statements for further detail.

(3)	Represents commitment fees for unused borrowings on our revolving credit facility. See Note 9 of our unaudited condensed consolidated financial statements for further detail.

(4)
Our senior secured term loan facilities bear interest at floating rates. Variable interest payments are shown assuming the applicable LIBOR rates at June 30, 2012 remain unchanged. See Note 9 of our unaudited condensed consolidated financial statements for further detail.

Our acquisitions of NRP and Concord during the year ended December 31, 2011 involve the potential payment of contingent consideration dependent upon the achievement of certain revenue and gross-margin milestones. The table above does not reflect any such obligation, as the amounts are uncertain. See Note 3 of our unaudited condensed consolidated financial statements for further discussion of the maximum amount of future contingent consideration we could be required to pay in connection with these acquisitions.
As of June 30, 2012, we have a liability for unrecognized tax benefits of $21.0 million, which we have netted against income taxes receivable in the unaudited condensed consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

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

At June 30, 2012, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

Critical Accounting Policies and Estimates
We have disclosed in our unaudited condensed consolidated financial statements and in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operations and financial condition. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP. There have been no material changes to those policies that we consider to be significant since the filing of our 2011 Annual Report on Form 10-K except for the following:

Revenue Recognition

Substantially all of our revenues are based on contractual arrangements. Revenues are recognized in the periods in which the related services are performed provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectability is reasonably assured. Certain portions of our revenues require consideration of the nature of the client relationship in determining whether to recognize the gross amount billed or net amount retained after payments are made to providers for certain services related to the product or service offering. The main factors we use to determine whether to record revenue on a gross or net basis is based on whether:

•	we have a direct contract with the third party provider;

•	we are the fiduciary in the arrangement; and

•	we have discretion in establishing fees paid by the customer and fees due to the third party service provider.

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

We recognize share-based compensation expense related to employee stock option awards based on the grant-date fair value over the requisite service period of the individual grants, which generally equals the vesting period. We account for stock options and warrants awarded to our advisors and financial institutions as commissions and advisory expense based on the fair value of the award at each interim reporting period. If the value of our common stock increases over a given period, this accounting treatment results in additional commissions and advisory expense.

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

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. Options granted during the three months ended March 31, 2012 and in periods prior were granted before the declaration of our special dividend and announcement of our intention, subject in each instance to board approval, to pay regular quarterly dividends. Therefore, those options had an expected dividend yield of zero. For any options granted after the March 30, 2012 announcement regarding regular quarterly dividends, the dividend yield is based on an expected dividend of $0.48 per share per year as a percentage of our stock price on the valuation date. We estimate the expected term for our employee option awards using the simplified method in accordance with Staff Accounting Bulletin 110, Certain Assumptions Used in Valuation Methods, because we do not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. We estimate the expected term for stock options and warrants awarded to our advisors using the contractual term. Beginning in the first quarter of 2012, we base our assumptions about stock-price volatility not only on the stock-price volatility of comparable companies, but also on the historical trading data for the period of time there was a public market for our stock and the implied volatility to buy and sell our stock. We will continue to use peer group volatility information until our historical volatility is sufficient to measure expected volatility for future grants. In the future, as we gain historical data for volatility of our stock and the actual term over which employees hold our options, expected volatility and the expected term may change, which could substantially change the grant-date fair value of future awards of stock options and, ultimately, compensation recorded on future grants.

We recognized $8.5 million and $7.1 million of share-based compensation related to the vesting of employee stock option awards during the six months ended June 30, 2012 and 2011, respectively. These amounts may not be representative of future share-based compensation expense since the estimated fair value of stock options is amortized over the requisite service period using the straight-line method and additional options may be granted in future years. The following table presents the weighted-average assumptions used in calculating the fair value of our employee stock options with the Black-Scholes valuation model that have been granted during the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Expected life (in years)	6.49	6.50
Expected stock price volatility	45.76%	48.61%
Expected dividend yield	0.17%	—%
Fair value of options	$14.71	$17.54
Risk-free interest rate	1.36%	2.58%

We recognized $2.8 million and $1.9 million of share-based compensation during the six months ended June 30, 2012 and 2011, respectively, related to the vesting of stock options and warrants awarded to our advisors and financial institutions. These amounts may not be representative of future share-based compensation expense since additional options may be granted in future years, our stock price is subject to market fluctuations and the estimated fair value of stock options is amortized over the requisite service period using the straight-line method. The fair value of each option or warrant grant awarded to advisors and financial institutions is estimated on the date of grant and revalued at each interim reporting period using the Black-Scholes option pricing model with the following weighted-average assumptions used as of June 30, 2012 and 2011:

	As of June 30,
	2012	2011
Expected life (in years)	7.94	8.41
Expected stock price volatility	44.15%	47.65%
Expected dividend yield	1.42%	—%
Fair value of options	$15.98	$21.56
Risk-free interest rate	1.35%	2.45%

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

At June 30, 2012, the fair value of our trading securities owned were $6.9 million. Securities sold, but not yet purchased were $0.4 million at June 30, 2012. See Note 5 of our unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned and securities sold, but not yet purchased associated with our client facilitation activities. See Note 6 of our unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.

We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.

We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trail commissions are paid and assets eligible for sponsor payments.

Interest Rate Risk

We are exposed to risk associated with changes in interest rates. As of June 30, 2012, all of the outstanding debt under our Credit Agreement, $1.3 billion, was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes.

The following table summarizes the impact of increasing interest rates on our interest expense from our debt outstanding at variable interest rates at June 30, 2012 (in thousands):

	Outstanding at	Annual Impact of an Interest Rate Increase of
	Variable Interest	10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans	Rates	Points	Points	Points	Points
Term Loan A(1)	$725,813	$712	$1,780	$3,560	$7,120
Term Loan B(2)	613,462	—	—	—	1,499
Variable Rate Debt Outstanding	$1,339,275	$712	$1,780	$3,560	$8,619
_______________________

(1)	The variable interest rate for our Term Loan A is based on the one-month LIBOR of 0.25%, plus the applicable interest rate margin of 2.50%.

(2)	The variable interest rate for our Term Loan B is based on the greater of the one-month LIBOR of 0.25% or 1.00%, plus the applicable interest rate margin of 3.00%.
We offer our advisors and their clients two primary cash sweep programs that are interest rate sensitive: our insured cash programs and money market sweep vehicles involving multiple money market fund providers. Our insured cash programs use multiple non-affiliated banks to provide up to $1.5 million ($3.0 million in joint accounts) of FDIC insurance for client deposits custodied at the banks. While clients earn interest for balances on deposit in the insured cash programs, we earn a fee. Our fees from the insured cash programs are based on prevailing interest rates in the current interest rate environment. Changes in interest rates and fees for the insured cash programs are monitored by our fee and rate setting committee (the “FRS committee”), which governs and approves any changes to our fees. By meeting promptly after interest rates change, or for other market or non-market reasons, the FRS committee balances financial risk of the insured cash programs with products that offer competitive client yields. However, as short-term interest rates hit lower levels, the FRS committee may be compelled to lower fees.

The average Federal Reserve effective federal funds rate ("FFER") for June 2012 was 0.16%. The following table reflects the approximate annual impact to asset-based fees on our insured cash programs (assuming that client balances at June 30, 2012 remain unchanged) of an upward or downward change in short-term interest rates of one basis point (dollars in thousands):

Federal Reserve Effective Federal Funds Rate	Annualized Increase or Decrease in Asset-Based Fees per One Basis Point Change
0.00% - 0.25%	$1,500
0.26% - 1.25%	700
1.26% - 2.00%	600
The actual impact to asset-based fees, including a change in the FFER of greater than 2.00%, may vary depending on the FRS committee's strategy in response to a change in interest rate levels, the significance of a change, and actual balances at the time of such change.

Credit Risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. We bear credit risk on the activities of our advisors’ clients, including the execution, settlement, and financing of various transactions on behalf of these clients.

These activities are transacted on either a cash or margin basis. Our credit exposure in these transactions consists primarily of margin accounts, through which we extend credit to clients collateralized by cash (for purposes of margin lending, cash is not used as collateral) and securities in the client’s account. Under many of these agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions.

As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our loss on margin accounts is immaterial and did not exceed $0.1 million during the six months ended June 30, 2012 and 2011. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

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

Risk Management

We have established various committees of the Board of Directors to manage the risks associated with our business. Our Audit Committee was established for the primary purpose of overseeing (i) the integrity of our unaudited and audited condensed consolidated financial statements, (ii) our compliance with legal and regulatory requirements that may impact our unaudited condensed consolidated financial statements or financial operations, (iii) the independent auditor’s qualifications and independence and (iv) the performance of our independent auditor and internal audit function. Our Compensation and Human Resources Committee was established for the primary purpose of (i) overseeing our efforts to attract, retain and motivate members of our senior management team in partnership with the Chief Executive Officer, (ii) to carry out the Board’s overall responsibility relating to the determination of compensation for all executive officers to achieve the proper risk-reward balance and not encourage unnecessary or excessive risk-taking, (iii) to oversee all other aspects of our compensation and human resource policies and (iv) to oversee our management resources, succession planning and management development activities. As mandated by the Audit Committee, we also have established a Risk Oversight Committee comprised of a group of our senior-most executives to oversee the risk management activities of the Company.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Information regarding the Company’s risks is set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases on a monthly basis during the second quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
April 1, 2012 through April 30, 2012	—	$—	—	$23,522,765
May 1, 2012 through May 31, 2012(2)	354,986	$33.66	354,986	$86,575,225
June 1, 2012 through June 30, 2012	200,000	$32.30	200,000	$80,115,305
April 1, 2012 through June 30, 2012	554,986	$33.17	554,986	$80,115,305
____________________

(1)
The repurchase of shares was executed under the share repurchase program approved by the Board of Directors on August 16, 2011, through which the Company may repurchase $70.0 million of its outstanding shares of common stock through August 31, 2012. See Note 11 of the unaudited condensed consolidated financial statements for additional information.

(2)
On May 25, 2012, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase an additional $75.0 million of its outstanding shares of common stock. See Note 11 of the unaudited condensed consolidated financial statements for additional information.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

3.1
Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the registration statement on Form S-1 (File Number 333-167325) on July 9, 2010, and incorporated herein by reference)

3.2	Certificate of Ownership and Merger (previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File Number 001-34963) on June 19, 2012, and incorporated herein by reference)
3.3	Third Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Current Report on Form 8-K (File Number 001-34963) on June 19, 2012 and incorporated herein by reference)
4.1
Amendment and Waiver to the Management Stockholders' Agreement by and between Robert J. Moore and LPL Investment Holdings Inc. dated May 30, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K (File Number 001-34963) on June 5, 2012 and incorporated here by reference)

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

LPL Financial Holdings Inc.
Date:	August 1, 2012	By:	/s/ MARK S. CASADY
Mark S. Casady
Chairman and Chief Executive Officer

Date:	August 1, 2012	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
Chief Financial Officer