Form 10-Q
period 2012-09-30
LPL Financial Holdings Inc.
filed 2012-10-31
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of October 26, 2012 was 108,544,407.

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

On our internet site, http://www.lpl.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Hard copies of all such filings are available free of charge by request via email (investor.relations@lpl.com), telephone (617) 897-4574, or mail (LPL Financial Investor Relations at 75 State Street, 24th Floor, Boston, MA 02109). The information contained or incorporated on our website is not a part of this Quarterly Report on Form 10-Q.

When we use the terms “LPLFH”, “we”, “us”, “our”, the “firm” and the "Company," we mean LPL Financial Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company's future financial and operating results, growth, business strategy, projected costs, plans, liquidity and ability and plans to repurchase shares and pay future dividends, as well as any other statements that are not purely historical, constitute forward-looking statements.  These forward-looking statements are based on the Company's historical performance and its plans, estimates and expectations as of October 31, 2012. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions or expectations expressed or implied by the Company will be achieved.  Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements.  Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of assets under custody; effects of competition in the financial services industry; changes in the number of the Company's financial advisors and institutions, and their ability to market effectively financial products and services; changes in interest rates payable by banks participating in the Company's cash sweep program, including the Company's success in negotiating agreements with current or additional counterparties; the Company's success in integrating the operations of acquired businesses; the effect of current, pending and future legislation, regulation and regulatory actions, including disciplinary actions imposed by self-regulatory organizations; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company's 2011 Annual Report on Form 10-K.  For example, the Company may be unable to successfully integrate the systems and operations related to our acquisitions of Concord Wealth Management, Fortigent Holdings Company, Inc. and Veritat Advisors Inc. and realize the expected synergies from these transactions. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report, even if its estimates change, and you should not rely on those statements as representing the Company's views as of any date subsequent to the date of this quarterly report.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Commissions	$442,129	$438,294	$1,353,025	$1,350,053
Advisory fees	267,334	267,878	786,507	776,254
Asset-based fees	100,024	89,691	300,049	270,018
Transaction and other fees	84,730	78,476	238,196	220,980
Interest income, net of interest expense	4,629	5,036	14,139	15,288
Other	8,382	3,482	24,928	18,129
Total net revenues	907,228	882,857	2,716,844	2,650,722
EXPENSES:
Commissions and advisory fees	620,165	614,068	1,858,139	1,833,433
Compensation and benefits	91,309	77,337	273,355	242,889
Promotional	31,844	28,660	74,797	62,985
Depreciation and amortization	18,423	19,222	53,010	55,794
Professional services	15,672	10,656	46,992	33,309
Occupancy and equipment	13,914	13,637	42,418	41,556
Brokerage, clearing and exchange	9,938	9,818	29,007	28,868
Communications and data processing	10,249	9,235	28,945	26,823
Regulatory fees and expenses	6,979	6,441	21,416	19,385
Restructuring charges	1,211	7,684	4,962	13,035
Other	20,460	7,434	36,573	20,617
Total operating expenses	840,164	804,192	2,469,614	2,378,694
Non-operating interest expense	12,826	16,603	42,297	52,929
Loss on extinguishment of debt	—	—	16,524	—
Total expenses	852,990	820,795	2,528,435	2,431,623
INCOME BEFORE PROVISION FOR INCOME TAXES	54,238	62,062	188,409	219,099
PROVISION FOR INCOME TAXES	19,939	25,634	73,429	88,165
NET INCOME	$34,299	$36,428	$114,980	$130,934
EARNINGS PER SHARE (Note 12):
Basic	$0.31	$0.33	$1.05	$1.19
Diluted	$0.31	$0.32	$1.02	$1.15
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME	$34,299	$36,428	$114,980	$130,934
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps, net of tax expense of $0 and $304 for the three months ended September 30, 2012 and 2011, and $527 and $2,004 for the nine months ended September 30, 2012 and 2011, respectively	—	464	850	3,209
Total other comprehensive income, net of tax	—	464	850	3,209
TOTAL COMPREHENSIVE INCOME	$34,299	$36,892	$115,830	$134,143

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except par value)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$445,971	$720,772
Cash and securities segregated under federal and other regulations	393,583	382,905
Receivables from:
Clients, net of allowance of $791 at September 30, 2012 and $716 at December 31, 2011	326,873	301,292
Product sponsors, broker-dealers and clearing organizations	135,442	143,493
Others, net of allowance of $6,918 at September 30, 2012 and $8,833 at December 31, 2011	210,926	187,408
Securities owned:
Trading — at fair value	7,158	6,290
Held-to-maturity	7,676	11,167
Securities borrowed	10,039	7,890
Income taxes receivable	1,517	—
Fixed assets, net of accumulated depreciation and amortization of $326,547 at September 30, 2012 and $305,143 at December 31, 2011	121,718	91,317
Debt issuance costs, net of accumulated amortization of $3,782 at September 30, 2012 and $19,197 at December 31, 2011	22,375	18,620
Goodwill	1,372,987	1,334,086
Intangible assets, net of accumulated amortization of $227,890 at September 30, 2012 and $198,139 at December 31, 2011	513,319	537,670
Other assets	106,993	73,416
Total assets	$3,676,577	$3,816,326
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$166,011	$187,575
Payables to clients	406,022	456,719
Payables to broker-dealers and clearing organizations	37,799	34,755
Accrued commissions and advisory fees payable	107,724	109,715
Accounts payable and accrued liabilities	200,592	161,776
Income taxes payable	—	906
Unearned revenue	56,872	59,537
Securities sold, but not yet purchased — at fair value	60,097	161
Senior secured credit facilities	1,328,550	1,332,668
Deferred income taxes — net	119,626	127,766
Total liabilities	2,483,293	2,471,578
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 115,431,259 shares issued at September 30, 2012 and 110,531,939 shares issued at December 31, 2011	115	110
Additional paid-in capital	1,216,756	1,137,723
Treasury stock, at cost — 6,228,440 shares at September 30, 2012 and 2,617,629 shares at December 31, 2011	(199,570)	(89,037)
Accumulated other comprehensive loss	—	(850)
Retained earnings	175,983	296,802
Total stockholders’ equity	1,193,284	1,344,748
Total liabilities and stockholders’ equity	$3,676,577	$3,816,326
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Amounts in thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2010	108,715	$109	$1,051,722	—	$—	$(4,496)	$126,420	$1,173,755
Net income and other comprehensive income, net of tax expense						3,209	130,934	134,143
Treasury stock purchases				2,618	(89,037)			(89,037)
Stock option exercises and other	1,652	1	8,746					8,747
Share-based compensation			12,530					12,530
Excess tax benefits from share-based compensation			57,277					57,277
BALANCE — September 30, 2011	110,367	$110	$1,130,275	2,618	$(89,037)	$(1,287)	$257,354	$1,297,415

BALANCE — December 31, 2011	110,532	$110	$1,137,723	2,618	$(89,037)	$(850)	$296,802	$1,344,748
Net income and other comprehensive income, net of tax expense						850	114,980	115,830
Issuance of common stock to settle restricted stock units (Note 11)	2,823	3	(3)					—
Treasury stock purchases (Note 11)				3,610	(110,533)			(110,533)
Cash dividends on common stock							(235,799)	(235,799)
Stock option exercises and other	2,054	2	12,832					12,834
Share-based compensation	22		16,451					16,451
Excess tax benefits from share-based compensation			49,753					49,753
BALANCE — September 30, 2012	115,431	$115	$1,216,756	6,228	$(199,570)	$—	$175,983	$1,193,284
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,980	$130,934
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	53,010	55,794
Amortization of debt issuance costs	3,470	3,818
Share-based compensation	16,451	12,530
Excess tax benefits related to share-based compensation	(49,753)	(57,277)
Provision for bad debts	1,221	1,111
Deferred income tax provision	(12,297)	(5,953)
Impairment of intangible assets	—	2,643
Loss on extinguishment of debt	16,524	—
Change in estimated fair value of contingent consideration obligations	9,882	933
Loan forgiveness	1,126	1,146
Other	665	2,267
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	(10,678)	105,789
Receivables from clients	(25,656)	(11,301)
Receivables from product sponsors, broker-dealers and clearing organizations	8,051	37,872
Receivables from others	(22,242)	(20,908)
Securities owned	(633)	1,234
Securities borrowed	(2,149)	(2,056)
Other assets	(37,575)	(1,150)
Drafts payable	(21,564)	(45,195)
Payables to clients	(50,697)	(4,547)
Payables to broker-dealers and clearing organizations	3,044	10,954
Accrued commissions and advisory fees payable	(1,991)	(21,092)
Accounts payable and accrued liabilities	3,637	(25,196)
Income taxes receivable/payable	47,330	193,230
Unearned revenue	(2,665)	2,831
Securities sold, but not yet purchased	59,936	(4,665)
Net cash provided by operating activities	$101,427	$363,746

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - (Continued)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(32,534)	$(24,339)
Purchase of securities classified as held-to-maturity	(2,914)	(4,634)
Proceeds from maturity of securities classified as held-to-maturity	6,350	4,000
Deposits of restricted cash	(67)	(3,040)
Release of restricted cash	6,800	18,923
Acquisitions (Note 3)	(43,684)	(37,184)
Purchases of minority interest investments	(1,575)	—
Net cash used in investing activities	(67,624)	(46,274)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured credit facilities	(1,354,118)	(50,478)
Proceeds from senior secured credit facilities	1,330,681	—
Payment of debt issuance costs	(4,431)	—
Repurchase of common stock	(107,524)	(89,037)
Dividends on common stock	(235,799)	—
Excess tax benefits related to share-based compensation	49,753	57,277
Proceeds from stock options and warrants exercised	12,834	8,747
Net cash used in financing activities	(308,604)	(73,491)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(274,801)	243,981
CASH AND CASH EQUIVALENTS — Beginning of period	720,772	419,208
CASH AND CASH EQUIVALENTS — End of period	$445,971	$663,189
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$42,288	$52,981
Income taxes paid	$36,971	$44,379
NONCASH DISCLOSURES:
Capital expenditures purchased through short-term credit	$5,065	$3,444
Fixed assets acquired under build-to-suit lease	$5,599	$—
Unrealized gain on interest rate swaps, net of tax expense	$850	$3,209
Discount on proceeds from senior secured credit facilities recorded as debt issuance costs	$19,319	$—
Pending settlement of treasury stock purchases	$3,009	$—
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
Use of Estimates — The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to revenue and related expense recognition, asset impairment, valuation of accounts receivable, valuation of financial derivatives, contingent consideration obligations, contingencies and litigation, valuation and recognition of share-based payments, dividends and income taxes. These accounting policies are stated in the notes to the audited consolidated financial statements for the year ended December 31, 2011, contained in the Annual Report on Form 10-K as filed with the SEC. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions and the differences may be material to the unaudited condensed consolidated financial statements.
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

Fair Value of Financial Instruments — The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its indebtedness. The Company carries its indebtedness at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 5 for additional detail regarding the Company’s fair value measurements. As of September 30, 2012, the carrying amount and fair value of the Company’s indebtedness was approximately $1,328.6 million and $1,319.3 million, respectively. As of December 31, 2011, the carrying amount and fair value was approximately $1,332.7 million and $1,328.2 million, respectively.

Contingent Consideration — The Company may be required to pay future consideration to the former shareholders of acquired companies, depending upon the terms of the applicable purchase agreement, that is contingent upon the achievement of certain financial and operating targets. The fair value of the contingent consideration is determined using financial forecasts, which estimate the probability and timing of the financial targets being reached, and discounting the associated cash payments to their present value using a risk-adjusted rate of return. The estimated fair value of the contingent consideration on the acquisition date is included in the purchase price of the acquired company. At each reporting date, or whenever there are significant changes in underlying key assumptions, a review of these assumptions is performed and the contingent consideration liability is updated to its estimated fair value. If there are no significant changes in the assumptions, the quarterly determination of the fair value of contingent consideration reflects the implied interest for the passage of time. Changes in the estimated fair value of the contingent consideration obligation may result from changes in the terms of the contingent payments, changes in discount periods and rates and changes in probability assumptions with respect to the timing and likelihood of achieving the certain financial targets. Actual progress toward achieving the financial targets for the remaining measurement periods may be different than the Company's expectations of future performance. The change in the estimated fair value of contingent consideration has been classified as other expenses in the unaudited condensed consolidated statements of income.

Recently Issued Accounting Pronouncements — Recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012, as compared to the recent accounting pronouncements described in the Company's 2011 Annual Report on Form 10-K, that are of significance, or potential significance, to the Company are discussed below.

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), which updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This guidance will allow companies to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset, other than goodwill, is impaired in order to determine whether it is necessary to perform a quantitative impairment test. ASU 2012-02 will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not plan to early adopt ASU 2012-02; therefore, the ASU 2012-02 is effective for the Company beginning with the first quarter of fiscal year 2013. The Company does not anticipate the adoption of ASU 2012-02 to have a material impact on its results of operations, financial condition or cash flows.

3.    Acquisitions
The Company completed several acquisitions in 2011 and 2012, including National Retirement Partners, Inc. ("NRP"), Concord Capital Partners ("Concord"), Fortigent Holdings Company, Inc. and Veritat Advisors, Inc. The pro forma results of operations and the results of operations for acquisitions since the acquisition dates have not been separately disclosed because the effects were not sufficiently significant to the consolidated financial statements, individually or in the aggregate. See Note 3 in the 2011 Annual Report on Form 10-K for further discussion of the NRP and Concord acquisitions.
Each of the purchase prices for NRP and Concord included initial cash payments, as well as future contingent consideration payments. In accordance with the acquisition agreements, the former owners have the right to receive certain future payments contingent upon achieving certain financial and operating targets. These contingent

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

consideration obligations are measured at fair value on a quarterly basis based on progress towards the defined milestones (see Note 5).
Fortigent Holdings Company, Inc.
On April 23, 2012, the Company acquired all of the outstanding common stock of Fortigent Holdings Company, Inc. and its wholly owned subsidiaries Fortigent, LLC, Fortigent Reporting Company, LLC and Fortigent Strategies Company, LLC (together, "Fortigent"). Fortigent is a leading provider of solutions and consulting services to registered investment advisors, banks and trust companies servicing high net worth clients. This strategic acquisition further enhances the Company's capabilities and offers an extension of the Company's existing services for wealth management advisors.
The Company paid $38.8 million at the closing of the transaction, net of cash acquired. As of September 30, 2012, $9.9 million remained in an escrow account to be paid to former shareholders of Fortigent in accordance with the terms of the stock purchase agreement. Such amount has been classified by the Company as restricted cash and is included in other assets on the unaudited condensed consolidated statements of financial condition. Goodwill resulting from this business combination is largely attributable to the existing workforce of Fortigent and synergies expected to arise after the Company's acquisition of Fortigent. The Company cumulatively incurred transaction costs associated with its acquisition of Fortigent totaling $1.2 million; $0.7 million of which were recorded during the nine months ended September 30, 2012 and are included in other expenses in the unaudited condensed consolidated statements of income.

Veritat Advisors, Inc.
On July 10, 2012, the Company acquired all of the outstanding common stock of Veritat Advisors, Inc. ("Veritat"). Veritat is a registered investment advisory firm that developed and utilizes a proprietary online financial planning platform designed to support advisors who serve the mass market. This strategic acquisition enhances the technological capabilities of the Company and increases the flexibility of its service offering, in light of its recently announced initiative to serve the mass market.
The Company paid $4.9 million at the closing of the transaction, net of cash acquired. Goodwill resulting from this acquisition is primarily attributable to synergies expected to arise after the Company's acquisition of Veritat. The Company incurred transaction costs associated with its acquisition of Veritat totaling $0.1 million during the nine months ended September 30, 2012 that are included in other expenses in the unaudited condensed consolidated statements of income.
The Company may be required to pay future consideration to the former Veritat shareholders that is contingent upon the achievement of certain financial targets and retention of key employees. The maximum aggregate amount of contingent payments is $20.9 million to be paid over the following measurement dates: December 31, 2013, June 30, 2015, June 30, 2017 and December 31, 2017 (together the "Measurement Dates"), if the financial targets are fully achieved and key employees retained.
The Company estimated the future payment of contingent consideration and fair value of the contingent consideration at the close of the transaction. A discounted cash flow methodology was used to determine the contingent consideration based on financial forecasts determined by management that include assumptions about growth in assets under management, earnings, employee retention and discount rates. The majority of the contingent consideration is based on a sliding scale of the financial targets. The financial targets are sensitive to advisor recruitment, market fluctuations and the ability of advisors to grow their business. The Company will evaluate the actual progress toward achieving the financial targets at least quarterly and adjust the estimated fair value of the contingent consideration based on the probability of achievement, with any changes in fair value recognized in earnings. As of September 30, 2012, the Company has estimated the amount of future payment of contingent consideration to be $12.5 million. Using a discounted cash flow methodology, the Company determined the fair value of the contingent consideration to be $8.4 million, which has been recorded within accounts payable and accrued liabilities on the unaudited condensed consolidated statements of financial condition. The Company will recognize the accretion of the contingent consideration in earnings each quarter as it approaches the Measurement Dates until all such dates have passed and payments made.
Including the estimated fair value of contingent consideration of $8.4 million, the total consideration for the

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

acquisition was approximately $13.3 million.
The Company is in the process of finalizing the purchase price allocations for Fortigent and Veritat; therefore, the provisional measures of goodwill, intangibles and fixed assets are subject to change.
Set forth below is a reconciliation of assets acquired and liabilities assumed during the nine months ended September 30, 2012 (in thousands):

	Fortigent	Veritat	Total
Goodwill	$28,067	$10,834	$38,901
Accounts receivable	3,548	—	3,548
Other assets	2,310	—	2,310
Intangibles	5,400	—	5,400
Fixed assets(1)	6,275	4,180	10,455
Accounts payable and accrued liabilities	(4,803)	(67)	(4,870)
Deferred income taxes — net	(2,031)	(1,599)	(3,630)
Net assets acquired	$38,766	$13,348	$52,114
________________________________

(1)	Fixed assets acquired from Fortigent and Veritat relate primarily to internally developed software, which are being amortized over 5 years.

Set forth below is supplemental cash flow information for the nine months ended September 30, 2012 (in thousands):

	Fortigent	Veritat	Total
Cash payments, net of cash acquired	$28,866	$4,918	$33,784
Cash paid to escrow	9,900	—	9,900
Contingent consideration	—	8,430	8,430
Total purchase price	$38,766	$13,348	$52,114
The Company preliminarily allocated the estimated purchase price of Fortigent for intangibles to specific amortizable intangible asset categories as follows (dollars in thousands):

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
The Company estimates total expenditures associated with the initiative to be approximately $31.1 million over the course of the restructuring plan. These expenditures are comprised of advisor retention and related benefits, contract penalties, technology costs, non-cash charges for the impairment of intangible assets resulting from advisor attrition and other expenses principally relating to the conversion and transfer of registered representatives and client accounts from UVEST to LPL Financial.
The following table summarizes the balance of accrued expenses and the changes in the accrued amounts as of and for the nine months ended September 30, 2012 (in thousands):

	Accrued Balance at December 31, 2011	Costs Incurred	Payments	Non-cash	Accrued Balance at September 30, 2012	Cumulative Costs Incurred to Date	Total Expected Restructuring Costs(1)
Conversion and transfer costs	$1,076	$3,307	$(4,383)	$—	$—	$12,485	$14,160
Contract penalties	8,832	—	(8,270)	—	562	8,642	8,642
Advisor retention and related benefits	250	908	(196)	(712)	250	1,697	5,513
Asset impairments	—	—	—	—	—	2,776	2,776
Total	$10,158	$4,215	$(12,849)	$(712)	$812	$25,600	$31,091
________________________________

(1)
At September 30, 2012, total expected restructuring costs exclude approximately $11.0 million of internally developed software related to the corporate restructuring initiative that is expected to be capitalized with a useful life ranging from three to five years, and with expense being recorded as depreciation and amortization within the unaudited condensed consolidated statements of income. As of September 30, 2012, approximately $14.1 million has been spent on development activities of which approximately $10.7 million has been capitalized, with the remainder included in costs incurred.

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

There have been no transfers of assets or liabilities between fair value measurement classifications during the nine months ended September 30, 2012.

The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At September 30, 2012, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:

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

The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At September 30, 2012, the Company did not adjust prices received from the independent third-party pricing services.

Other Assets — The Company’s other assets include deferred compensation plan assets that are invested in money market funds and mutual funds which are actively traded and valued based on quoted market prices in active markets.
Contingent Consideration Liabilities — The contingent consideration liabilities, which are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition, result from the Company's acquisitions of NRP, Concord and Veritat.
Interest Rate Swap — The Company’s interest rate swap, which matured on June 30, 2012, was not traded on a market exchange; therefore, the fair value was determined using models which included assumptions about the London Interbank Offered Rate (“LIBOR”) yield curve at interim reporting dates as well as counterparty credit risk and the Company’s own non-performance risk. Accordingly, the Company has classified the interest rate swap as a Level 2 measurement within the fair value hierarchy. At December 31, 2011, the interest rate swap is included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
At September 30, 2012:
Assets
Cash equivalents	$264,064	$—	$—	$264,064
Securities owned — trading:
Money market funds	307	—	—	307
Mutual funds	5,722	—	—	5,722
Equity securities	59	—	—	59
Debt securities	—	170	—	170
U.S. treasury obligations	900	—	—	900
Total securities owned — trading	6,988	170	—	7,158
Other assets	28,005	—	—	28,005
Total assets at fair value	$299,057	$170	$—	$299,227
Liabilities
Securities sold, but not yet purchased:
Mutual funds	$59,711	$—	$—	$59,711
Equity securities	67	—	—	67
Debt securities	—	72	—	72
Certificates of deposit	—	247	—	247
Total securities sold, but not yet purchased	59,778	319	—	60,097
Contingent consideration obligations	—	—	34,416	34,416
Total liabilities at fair value	$59,778	$319	$34,416	$94,513
Changes in Level 3 Recurring Fair Value Measurements
The contingent consideration obligations result from the Company's 2011 acquisitions of NRP and Concord, and 2012 acquisition of Veritat, and represent future amounts that the Company may be required to pay upon the achievement of certain financial and operating targets. The contingent consideration obligations are recorded at their estimated fair value with any changes in fair value recognized in earnings. Fair value measurements are based on significant inputs unobservable in the market and thus represent Level 3 measurements.
The contingent consideration obligation related to the acquisition of NRP is based on the achievement of certain revenue-based targets for the year ended December 31, 2013 (the "Measurement Period"), in aggregate for those advisors who joined LPL Financial from NRP and for advisors joining LPL Financial subsequent to the NRP acquisition for whom retirement plans comprise a significant part of their business. As a result of greater than expected recruitment of new advisors who serve retirement plans, which is expected to continue throughout the Measurement Period, the Company revised its revenue estimates during the third quarter of 2012 and made certain changes in the probability assumptions with respect to the likelihood of achieving the revenue targets. The revisions, combined with implied interest, resulted in a $15.3 million increase in the fair value of the contingent consideration obligation related to NRP during the nine months ended September 30, 2012 and are recorded in other expenses in the unaudited condensed consolidated statements of income.
The contingent consideration obligation related to the acquisition of Concord is based on the achievement of targeted levels of gross margin from both the acquired Concord business and from revenue synergies arising from cross-selling opportunities between Concord and the Company for the twelve month period ending June 30, 2014. Gross margin is calculated as net revenues less commissions and advisory fees and brokerage, clearing and exchange expense and accordingly, the Company considers it to be a non-GAAP measure. The Company revised

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

the amount and timing of gross margin estimates and made certain changes in the probability assumptions with respect to the likelihood of achieving these estimates as a result of delays in the timing of the expected realization of revenue synergies between Concord and the Company. The revision, offset by implied interest, resulted in a $5.4 million decrease in the fair value of the contingent consideration obligation related to Concord during the nine months ended September 30, 2012 and is recorded in other expenses in the unaudited condensed consolidated statements of income.
Set forth below is a reconciliation of the contingent consideration for the nine months ended September 30, 2012 (in thousands):

Fair value at December 31, 2011	$16,104
Issuance of contingent consideration	8,430
Change in estimated fair value of contingent consideration obligations	9,882
Fair value at September 30, 2012	$34,416

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
At December 31, 2011:
Assets
Cash equivalents	$575,243	$—	$—	$575,243
Securities owned — trading:
Money market funds	262	—	—	262
Mutual funds	4,966	—	—	4,966
Equity securities	47	—	—	47
Debt securities	—	115	—	115
Certificates of deposit	900	—	—	900
Total securities owned — trading	6,175	115	—	6,290
Other assets	21,400	—	—	21,400
Total assets at fair value	$602,818	$115	$—	$602,933
Liabilities
Securities sold, but not yet purchased:
Equity securities	$134	$—	$—	$134
Debt securities	—	2	—	2
Certificates of deposit	—	25	—	25
Total securities sold, but not yet purchased	134	27	—	161
Contingent consideration obligations	—	—	16,104	16,104
Interest rate swap	—	1,377	—	1,377
Total liabilities at fair value	$134	$1,404	$16,104	$17,642

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost, gross unrealized gains and fair value of securities held-to-maturity were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Fair Value
At September 30, 2012:
U.S. government notes	$7,676	$7	$7,683

At December 31, 2011:
U.S. government notes	$11,167	$27	$11,194

At September 30, 2012, the securities held-to-maturity were scheduled to mature within one year.

7.    Goodwill and Intangible Assets

A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2011	$1,334,086
Acquisition of Fortigent (Note 3)	28,067	(1)
Acquisition of Veritat (Note 3)	10,834	(1)
Balance at September 30, 2012	$1,372,987
________________________________

(1)	This is a provisional amount and is subject to change (see Note 3).

The components of intangible assets as of September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	Weighted Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
At September 30, 2012:
Definite-lived intangible assets:
Advisor and financial institution relationships	13.0	$450,164	$(151,365)	$298,799
Product sponsor relationships	13.3	230,916	(73,100)	157,816
Client relationships	11.4	19,110	(3,375)	15,735
Trade names	9.6	1,200	(50)	1,150
Total definite-lived intangible assets		$701,390	$(227,890)	$473,500
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$513,319

At December 31, 2011:
Definite-lived intangible assets:
Advisor and financial institution relationships	13.7	$450,164	$(132,503)	$317,661
Product sponsor relationships	14.0	230,916	(63,710)	167,206
Client relationships	12.9	14,910	(1,926)	12,984
Total definite-lived intangible assets		$695,990	$(198,139)	$497,851
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$537,670

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Total amortization expense of intangible assets was $10.0 million and $9.9 million for the three months ended September 30, 2012 and 2011, respectively, and $29.8 million and $29.1 million for the nine months ended September 30, 2012 and 2011, respectively. Amortization expense for each of the fiscal years ended December 31, 2012 through 2016 and thereafter is estimated as follows (in thousands):

2012 - remainder	$9,791
2013	39,006
2014	38,680
2015	37,775
2016	37,619
Thereafter	310,629
Total	$473,500

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
The effective tax rates were 36.8% and 41.3% for the three months ended September 30, 2012 and 2011, respectively, and 39.0% and 40.2% for the nine months ended September 30, 2012 and 2011, respectively. For the three and nine months ended September 30, 2012, the Company's effective tax rate was impacted by two matters related to its stock acquisition of Concord that together lowered the rate by approximately 3.0% for the three months ended September 30, 2012: a change in the fair value of contingent consideration that is not recognizable for tax purposes and the recognition of a deferred tax asset and related income tax benefit from pre-acquisition net operating losses that were recorded during the quarter.

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

The Revolving Credit Facility was undrawn at September 30, 2012 and at closing. As of September 30, 2012, the Revolving Credit Facility was being used to support the issuance of $31.3 million of irrevocable letters of credit for the construction of the Company's future San Diego office building, the Company's subsidiary The Private Trust Company N.A. ("PTC") and other items.

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

The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of September 30, 2012, the Company was in compliance with such covenants.

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

On March 29, 2012, the Company used proceeds from borrowings under the Credit Agreement to repay all outstanding principal borrowings under the Original Credit Agreement. Accordingly, in the first quarter of 2012, the Company accelerated the recognition of $16.5 million of debt issuance costs related to borrowings under the Original Credit Agreement, which has been recorded as loss on extinguishment of debt within the unaudited condensed consolidated statements of income. Prior to the repayment, the Original Credit Agreement consisted of three term loan tranches: a $302.5 million term loan facility with a maturity of June 18, 2013 (the "2013 Term Loans"), a $476.9 million term loan facility with a maturity of June 25, 2015 (the "2015 Term Loans") and a $553.2 million term loan facility with a maturity of June 28, 2017 (the "2017 Term Loans"). The Original Credit Agreement also subjected the Company to certain financial and non-financial covenants. As of December 31, 2011 the Company was in compliance with all such covenants.

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

Bank Loans Payable — The Company maintains three uncommitted lines of credit. Two of the lines have an unspecified limit, and are primarily dependent on the Company’s ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. Certain lines were utilized in 2012 and 2011; however, there were no balances outstanding at September 30, 2012 or December 31, 2011.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s outstanding borrowings were as follows (dollars in thousands):

		September 30, 2012			December 31, 2011
	Maturity	Balance	Interest Rate		Balance	Interest Rate
Senior secured term loans:
Hedged with an interest rate swap(1)	6/28/2013	$—			$65,000	2.33%	(4)
Unhedged:
2013 Term Loans	6/28/2013	—			237,489	2.05%	(5)
2015 Term Loans	6/25/2015	—			476,935	4.25%	(6)
2017 Term Loans	6/28/2017	—			553,244	5.25%	(7)
Term Loan A	3/29/2017	716,625	2.72%	(2)	—
Term Loan B	3/29/2019	611,925	4.00%	(3)	—
Total borrowings		1,328,550			1,332,668
Less current borrowings (maturities within 12 months)		42,900			13,971
Long-term borrowings — net of current portion		$1,285,650			$1,318,697
____________

(1)	The Company had an interest rate swap with a notional balance of $65.0 million that matured on June 30, 2012.

(2)	As of September 30, 2012, the variable interest rate for Term Loan A is based on the one-month LIBOR of 0.22%, plus the applicable interest rate margin of 2.50%.

(3)	As of September 30, 2012, the variable interest rate for Term Loan B is based on the greater of the one-month LIBOR of 0.22% or 1.00%, plus the applicable interest rate margin of 3.00%.

(4)	As of December 31, 2011, the variable interest rate for the hedged portion of the 2013 Term Loans is based on the three-month LIBOR of 0.58%, plus the applicable interest rate margin of 1.75%.

(5)	As of December 31, 2011, the variable interest rate for the unhedged portion of the 2013 Term Loans is based on the one-month LIBOR of 0.30%, plus the applicable interest rate margin of 1.75%.

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

The combined average balance outstanding in the uncommitted line of credit facilities was approximately eleven thousand dollars and $0.4 million for the three months ended September 30, 2012 and 2011, respectively, and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively. The weighted-average interest rate was 4.50% and 1.00% for the three months ended September 30, 2012 and 2011, respectively, and 1.63% and 1.00% for the nine months ended September 30, 2012 and 2011, respectively.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The minimum calendar year payments and maturities of the senior secured borrowings as of September 30, 2012 are as follows (in thousands):

2012 — remainder	$10,725
2013	42,900
2014	70,463
2015	79,650
2016	79,650
Thereafter	1,045,162
Total	$1,328,550

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

Future minimum payments under leases, lease commitments and other noncancellable contractual obligations with remaining terms greater than one year as of September 30, 2012, are as follows (in thousands):

2012 - remainder	$6,893
2013	27,339
2014	28,497
2015	27,461
2016	27,319
Thereafter	264,726
Total(1)	$382,235
____________

(1)	Minimum payments have not been reduced by minimum sublease rental income of $5.2 million due in the future under noncancellable subleases.

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

Total rental expense for all operating leases was approximately $5.0 million and $4.2 million for the three months ended September 30, 2012 and 2011, respectively, and $14.1 million and $12.9 million for the nine months ended September 30, 2012 and 2011, respectively.

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Loan Commitments — From time to time, LPL Financial makes loans to its advisors which may be forgivable, primarily to newly signed advisors to assist in the transition process. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded commitments at September 30, 2012.

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

Defense costs are expensed as incurred and classified as professional services within the unaudited condensed consolidated statements of income. When there is indemnification or insurance, the Company may engage in defense or settlement and subsequently seek reimbursement for such matters. In connection with various acquisitions, and pursuant to the purchase and sale agreements, the Company has received third-party indemnification for certain legal proceedings and claims. Some of these matters have been defended and paid directly by the indemnifying party.

The Company believes, based on the information available at this time, after consultation with counsel, consideration of insurance, if any, and indemnifications provided by the third-party indemnitors, that the outcomes of any legal proceedings will not have a material adverse impact on the unaudited condensed consolidated statements of income, comprehensive income, financial condition or cash flows.

Regulatory — On July 20, 2012, the Internal Revenue Service (the “IRS”) issued a Notice of Proposed Adjustment (the “Notice”) asserting that the Company is subject to a penalty with respect to an alleged untimely deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with the Company's initial public offering in 2010. The Company has been engaged in discussions with the IRS regarding the Notice. As a result of these discussions, the Company believes the outcome will not be material to its unaudited condensed consolidated statements of income, comprehensive income, financial condition or cash flows. The Company has recorded an estimate of the probable loss within other expense in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2012 and within accounts payable and accrued liabilities in the unaudited condensed consolidated statement of financial condition as of September 30, 2012.

Other Commitments — As of September 30, 2012, LPL Financial had received collateral primarily in connection with client margin loans with a market value of approximately $353.4 million, which it can sell or re-pledge. Of this amount, approximately $42.3 million has been pledged or sold as of September 30, 2012; $23.1 million was pledged with client-owned securities to the Options Clearing Corporation ("OCC") as collateral to secure client obligations related to options positions, and $19.2 million was loaned to the National Securities Clearing Corporation ("NSCC") through participation in its Stock Borrow Program. Additionally, approximately $140.5 million are held at banks in connection with unutilized secured margin lines of credit; these securities may be used as collateral for loans from these banks. The remainder of $170.6 million has not been re-pledged or sold, and as of

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012 there are no restrictions that materially limit the Company's ability to re-pledge or sell the remaining $311.1 million of client collateral.

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

Trading securities on the unaudited condensed consolidated statements of financial condition includes $0.9 million pledged to clearing organizations at September 30, 2012 and December 31, 2011, respectively.

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

11.    Stockholders' Equity

Share-Based Compensation

The Company's stock incentive plan provides for granting stock options to certain employees, officers and advisors, warrants to certain financial institutions and restricted stock to non-employee directors. Beginning in the third quarter of 2012, certain employees participate in the 2012 Employee Stock Purchase Plan. Stock options and warrants generally vest in equal increments over a three- to five-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards cliff vest after a two-year period.

The Company recognizes share-based compensation expense for stock options awarded to employees and officers, and restricted stock awarded to non-employee directors, based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized share-based compensation related to the vesting of these awards of $4.3 million and $3.8 million during the three months ended September 30, 2012 and 2011, respectively, and $12.8 million and $10.9 million during the nine months ended September 30, 2012 and 2011, respectively, which is included in compensation and benefits on the unaudited condensed consolidated statements of income. As of September 30, 2012, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $42.2 million, which is expected to be recognized over a weighted-average period of 3.44 years.

The Company recognizes share-based compensation expense for stock options and warrants awarded to its advisors and financial institutions based on the fair value of the awards at each interim reporting period. The Company recognized share-based compensation of $2.9 million and $1.4 million during the nine months ended September 30, 2012 and 2011, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commissions and advisory fee expense on the unaudited condensed consolidated statements of income. As of September 30, 2012, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $10.0 million for advisors and financial institutions, which is expected to be recognized over a weighted-average period of 3.15 years.

On May 8, 2012, the Company awarded 22,092 shares of common stock in conjunction with the acquisition of Fortigent, at a price of $33.95 per share, which resulted in share-based compensation expense of $0.8 million during the nine months ended September 30, 2012.

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

Dividends

On March 30, 2012, the Company's Board of Directors approved a special dividend of $2.00 per share to common stockholders. The dividend of $222.6 million was paid on May 25, 2012 to stockholders of record as of May 15, 2012.
On July 30, 2012, the Board of Directors declared a cash dividend of $0.12 per share on the Company's outstanding common stock. The dividend of $13.2 million was paid on August 30, 2012 to stockholders of record as of August 15, 2012.
Share Repurchases

The Board of Directors has approved several share repurchase programs pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the unaudited condensed consolidated statements of financial condition. Purchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company's management.

For the three months ended September 30, 2012 and 2011, the Company had the following activity under its approved share repurchase plans (in millions, except share and per share data):

			2012			2011
Approval Date	Authorized Repurchase Amount	Amount Remaining at September 30, 2012	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost
May 25, 2011	$80.0	$—	—	$—	$—	13,869	$34.47	$0.5
August 16, 2011	$70.0	$—	186,190	$27.56	$5.1	319,906	$28.11	$9.0
May 25, 2012	$75.0	$25.5	1,719,739	$28.79	$49.5	—	$—	$—
September 27, 2012	$150.0	$150.0	—	$—	$—	—	$—	$—
		$175.5	1,905,929	$28.67	$54.6	333,775	$28.37	$9.5

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the nine months ended September 30, 2012 and 2011, the Company had the following activity under its approved share repurchase plans (in millions, except share and per share data):

			2012			2011
Approval Date	Authorized Repurchase Amount	Amount Remaining at September 30, 2012	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost
May 25, 2011	$80.0	$—	—	$—	$—	2,297,723	$34.84	$80.0
August 16, 2011	$70.0	$—	1,891,072	$32.27	$61.0	319,906	$28.11	$9.0
May 25, 2012	$75.0	$25.5	1,719,739	$28.79	$49.5	—	$—	$—
September 27, 2012	$150.0	$150.0	—	$—	$—	—	$—	$—
		$175.5	3,610,811	$30.61	$110.5	2,617,629	$34.01	$89.0

12.    Earnings Per Share
Prior to February 22, 2012, the Company was required to calculate earnings per share using the two-class method by allocating a portion of its earnings to employees who held stock units containing non-forfeitable rights to dividends or dividend equivalents under its Deferred Compensation Plan. Basic earnings per share was computed by dividing income less earnings attributable to employees that held stock units under the Deferred Compensation Plan by the basic weighted average number of shares outstanding. Diluted earnings per share was computed in a manner similar to basic earnings per share, except the weighted average number of shares outstanding was increased to include the dilutive effect of outstanding stock options, warrants and other stock-based awards. After the distribution of shares on February 22, 2012 pursuant to the Deferred Compensation Plan, the two-class method was no longer applicable.

A reconciliation of the income used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Basic earnings per share:
Net income, as reported	$34,299	$36,428	$114,980	$130,934
Allocation of undistributed earnings to stock units	—	(465)	—	(1,676)
Net income, for computing basic earnings per share	$34,299	$35,963	$114,980	$129,258
Diluted earnings per share:
Net income, as reported	$34,299	$36,428	$114,980	$130,934
Allocation of undistributed earnings to stock units	—	(451)	—	(1,618)
Net income, for computing diluted earnings per share	$34,299	$35,977	$114,980	$129,316

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Basic weighted average number of shares outstanding	110,213	107,835	109,997	108,559
Dilutive common share equivalents	1,664	3,338	2,439	3,924
Diluted weighted average number of shares outstanding(1)	111,877	111,173	112,436	112,483
________________________________

(1)
Included within the weighted average share count for the three and nine months ended September 30, 2012, are approximately 850,000 shares resulting from the distribution pursuant to the Deferred Compensation Plan (see Note 11) that were not included in the weighted average share count for the three and nine months ended September 30, 2011.

Basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Basic earnings per share	$0.31	$0.33	$1.05	$1.19
Diluted earnings per share	$0.31	$0.32	$1.02	$1.15

The computation of diluted earnings per share excluded stock options and warrants to purchase 4,307,637 shares and 3,953,455 shares for the three months ended September 30, 2012 and 2011, respectively, and 4,120,953 shares and 3,930,723 shares for the nine months ended September 30, 2012 and 2011, respectively, because the effect would have been anti-dilutive.

13.    Related Party Transactions

One of the Company’s significant stockholders owns a minority interest in Artisan Partners Limited Partnership (“Artisan”), which pays fees in exchange for product distribution and record-keeping services. During the nine months ended September 30, 2012 and 2011, the Company earned $2.6 million and $2.2 million, respectively, in fees from Artisan. Additionally, as of September 30, 2012 and December 31, 2011, Artisan owed the Company $0.8 million and $0.7 million, respectively, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the unaudited condensed consolidated statements of financial condition.

American Beacon Advisor, Inc. (“American Beacon”), a company majority-owned by one of the Company’s significant stockholders, pays fees in exchange for product distribution and record-keeping services. During the nine months ended September 30, 2012, the Company earned $0.3 million in fees from American Beacon.

One of the Company’s significant stockholders owns a minority interest in XOJET, Inc. (“XOJET”), which provides chartered aircraft services. The Company paid $0.5 million and $1.3 million to XOJET during the nine months ended September 30, 2012 and 2011, respectively.

Aplifi, Inc. ("Aplifi"), a privately held technology company in which the Company holds an equity interest, provides software licensing for annuity order entry and compliance. The Company paid $0.5 million and $1.1 million to Aplifi for such services during the nine months ended September 30, 2012 and 2011, respectively.

An immediate family member of one of the Company’s executive officers is an executive officer of CresaPartners LLC (“CresaPartners”). CresaPartners provides the Company and its subsidiaries real estate advisory, transaction and project management services. The Company paid $0.6 million and $0.4 million to CresaPartners during the nine months ended September 30, 2012 and 2011, respectively.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

One of the Company's stockholders, TPG Capital ("TPG") provided the Company with procurement-related services. During the nine months ended September 30, 2012, the Company paid $0.2 million to TPG.

Certain entities affiliated with SunGard Data Systems Inc. ("SunGard"), a company minority-owned by one of the Company's significant stockholders, provide data center recovery services. The Company paid $0.2 million to SunGard during the nine months ended September 30, 2012.

14.    Net Capital and Regulatory Requirements
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
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $128.7 million with a minimum net capital requirement of $7.0 million and net capital in excess of the minimum requirement of $121.7 million as of September 30, 2012.
PTC is also subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s unaudited condensed consolidated financial statements.
As of September 30, 2012 and December 31, 2011, LPL Financial and PTC have met all capital adequacy requirements to which they are subject.
UVEST was an introducing broker-dealer until it withdrew its registration with FINRA effective July 16, 2012 in connection with the Company's 2011 initiative to consolidate UVEST with LPL Financial. UVEST is no longer subject to net capital filing requirements.

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

16.    Subsequent Event

On October 29, 2012, the Board of Directors declared a cash dividend of $0.12 per share on the Company's outstanding common stock to be paid on November 30, 2012 to all stockholders of record on November 15, 2012.

******

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the nation's largest independent broker-dealer, a top custodian for registered investment advisors ("RIAs"), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 13,100 independent financial advisors and financial advisors at approximately 685 financial institutions (our "advisors") across the country, enabling them to provide their retail investors (their "clients") with objective, conflict-free financial advice. We also support approximately 4,500 financial advisors who are affiliated and licensed with insurance companies with customized clearing, advisory platforms and technology solutions.

In addition, through our subsidiary companies, we support a diverse client base. Fortigent Holdings Company, Inc. is a leading provider of solutions and consulting services to RIAs, banks and trust companies servicing high net worth clients, while The Private Trust Company N.A. manages trusts and family assets for high net worth clients in all 50 states. Our newest subsidiary, NestWise LLC, supports the recruitment and development of new-to-the-industry financial advisors dedicated to serving the mass market under the fee-based, independent model.

Our singular focus is to provide our advisors with the front-, middle- and back-office support they need to serve the large and growing market for independent investment advice. We believe we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services and open-architecture access to leading financial products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting or market making.
For over 20 years, we have served the independent advisor market. We currently support the largest independent advisor base and we believe we have the fourth largest overall advisor base in the United States based on the information available as of the date this Quarterly Report on Form 10-Q was issued. Through our advisors, we are also one of the largest distributors of financial products in the United States. Our scale is a substantial competitive advantage and enables us to more effectively attract and retain advisors. Our unique business model allows us to invest in more resources for our advisors, increasing their revenues and creating a virtuous cycle of growth. We have approximately 2,900 employees with primary offices in Boston, Charlotte and San Diego.

Our Sources of Revenue

Our revenues are derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for use of our technology, custody, clearing, trust and reporting platforms. We also generate asset-based fees through the distribution of financial products for a broad range of product manufacturers. Under our self-clearing platform, we custody the majority of client assets invested in these financial products, which includes providing statements, transaction processing and ongoing account management. In return for these services, mutual funds, insurance companies, banks and other financial product manufacturers pay us fees based on asset levels or number of accounts managed. We also earn interest from margin loans made to our advisors’ clients.

We track recurring revenue, a characterization of net revenue and statistical measure, which we define to include our revenues from asset-based fees, advisory fees, trailing commissions, cash sweep programs and certain other fees that are based upon accounts and advisors. Because certain recurring revenues are associated with asset balances, they will fluctuate depending on the market value of the asset balances and current interest rates. These asset balances, specifically related to advisory fee revenues and asset-based revenues, have approximately a 60% correlation to market fluctuations. Accordingly, recurring revenue can be negatively impacted by adverse external market conditions. However, recurring revenue is meaningful to us despite these fluctuations because it is not based on transaction volumes or other activity-based fees, which are more difficult to predict, particularly in declining or volatile markets.

The table below summarizes the sources of our revenue, the primary drivers of each revenue source and the percentage of each revenue source that represents recurring revenue, a characterization of revenue and a statistical measure:

			For the Nine Months Ended September 30, 2012
	Sources of Revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commissions	- Transactions - Brokerage asset levels	$1,353	50%	39%
	Advisory Fees	- Advisory asset levels	$787	29%	99%
Attachment revenue retained by us	Asset-Based Fees - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Number of accounts - Client asset levels	$300	11%	100%
	Transaction and Other Fees - Transactions - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Premium technology subscribers	$238	9%	63%
	Interest and Other Revenue	- Margin accounts - Alternative investment transactions	$39	1%	44%
	Total Net Revenue		$2,717	100%	65%
	Total Recurring Revenue		$1,760	65%

•	Commissions and Advisory Fees. Commissions and advisory fees both represent advisor-generated revenue, generally 85-90% of which is paid to advisors.

Commissions.  Transaction-based commission revenues primarily represent gross commissions generated by our advisors, primarily from commissions earned on the sale of various financial products such as variable and fixed annuities, mutual funds, alternative investments, general securities, fixed income, insurance and group annuities. The levels of transaction-based commissions can vary from period to period based on the overall economic environment, number of trading days in the reporting period and investment activity of our advisors' clients. We also earn trailing commission revenues (a commission that is paid over time, such as 12(b)-1 fees) on mutual funds and variable annuities held by clients of our advisors. Trailing commissions are recurring in nature and are earned based on the current market value of investment holdings in trail-eligible assets.

Advisory Fees.  Advisory fee revenues represent fees charged on our corporate RIA platform to clients of our advisors based on the value of advisory assets. Advisory fees are typically billed to clients quarterly, in advance, and are recognized as revenue ratably during the quarter. The value of the assets in the advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. The majority of our accounts are billed using values as of the last business day of the calendar quarter. Generally, the advisory fees collected on our corporate RIA platform range from 0.5% to 3.0% of the underlying assets.

In addition, we support independent RIAs who conduct their advisory business through separate entities by establishing their own RIA pursuant to the Investment Advisers Act of 1940, rather than using our corporate registered RIA. The assets held under these investment advisory accounts custodied with LPL Financial LLC (“LPL Financial”) are included in our advisory and brokerage assets, net new advisory assets and advisory assets under custody metrics. The fee-based production generated by the Independent RIA is earned by the advisor, and accordingly not included in our advisory fee revenue. However, there are administrative fees charged to Independent RIAs including custody and clearing and trading fees, based on the value of assets within these advisory accounts. The administrative fees collected on our Independent RIA platform vary, and can reach a maximum of 0.6%.

Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.

•
Asset-Based Fees.  Asset-based fees are comprised of fees from cash sweep programs, our sponsorship programs with financial product manufacturers, and omnibus processing and networking services. Pursuant to contractual arrangements, uninvested cash balances in our advisors’ client accounts are swept into either insured deposit accounts at various banks or third-party money market funds, for which we receive fees, including administrative and record-keeping fees based on account type and the invested balances. In addition, we receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales-force education and training efforts. Our omnibus and networking fees represent fees paid to us in exchange for administrative and record-keeping services that we provide to clients of our advisors. Omnibus fees, paid to us by mutual fund manufacturers, are generally correlated to assets served while networking fees, paid to us by mutual fund and annuity product manufacturers, are correlated to the number of positions we administer.

•
Transaction and Other Fees.  Revenues earned from transaction and other fees primarily consist of transaction fees and ticket charges, subscription fees, Individual Retirement Account ("IRA") custodian fees, contract and license fees, conference fees and other client account fees. We charge fees to our advisors and their clients for executing transactions in brokerage and fee-based advisory accounts. We earn subscription fees for various services provided to our advisors and on IRA custodial services that we provide for their client accounts. We charge monthly administrative fees to our advisors. We charge fees to advisors who subscribe to our reporting services. We charge fees to financial product manufacturers for participating in our training and marketing conferences. In addition, we host certain advisor conferences that serve as training, sales and marketing events. During the reporting periods that these conferences are held we anticipate higher transaction and other fees resulting from the collection of revenues from sponsors and advisors, in comparison to other periods.

•
Other Revenue.  Other revenue includes marketing re-allowance fees from certain financial product manufacturers, mark-to-market gains or losses on assets held by us for the advisors' non-qualified deferred compensation plan, fees from our retirement partner program, as well as interest income from client margin accounts and cash equivalents, net of operating interest expense, and other items.

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

The following table is presented as an illustration of how the aforementioned production expenses impact our payout ratio for the nine months ended September 30, 2012:

Base payout rate	84.20%
Production based bonuses	2.44%
GDC sensitive payout	86.64%
Non-GDC sensitive payout	0.21%
Total Payout Ratio	86.85%
________________________________
See "Results of Operations" for the three and nine months ended September 30, 2012 and comparative 2011 periods' analyses of production payout ratio.

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

•
Restructuring Charges.  Restructuring charges represent expenses incurred as a result of our 2011 consolidation of UVEST Financial Services Group, Inc. ("UVEST") and our 2009 consolidation of Mutual Service Corporation, Associated Financial Group, Inc., Associated Securities Corp., Associated Planners Investment Advisory, Inc. and Waterstone Financial Group, Inc. (collectively referred to herein as the “Affiliated Entities”).

How We Evaluate Our Business

We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics as of and for the three and nine months ended September 30, 2012 and 2011 are as follows:

	As of September 30,
	2012	2011	% Change

Business Metrics (unaudited)
Advisors(1)	13,170	12,799	2.9%
Advisory and brokerage assets (in billions)(2)	$371.4	$316.4	17.4%
Advisory assets under custody (in billions)(3)(4)	$118.6	$96.3	23.2%
Net new advisory assets (in billions)(5)	$8.2	$9.8	(16.3)%
Insured cash account balances (in billions)(4)	$14.2	$14.2	—%
Money market account balances (in billions)(4)	$7.4	$8.9	(16.9)%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Financial Metrics (unaudited)
Revenue growth from prior period	2.8%	16.2%	2.5%	15.6%
Recurring revenue as a % of net revenue(6)	66.5%	63.1%	65.2%	61.9%
Net income (in millions)	$34.3	$36.4	$115.0	$130.9
Earnings per share (diluted)	$0.31	$0.32	$1.02	$1.15
Non-GAAP Measures:
Gross margin (in millions)(7)	$277.1	$259.0	$829.7	$788.4
Gross margin as a % of net revenue(7)	30.5%	29.3%	30.5%	29.7%
Adjusted EBITDA (in millions)	$108.0	$111.6	$344.5	$358.9
Adjusted EBITDA as a % of net revenue	11.9%	12.6%	12.7%	13.5%
Adjusted EBITDA as a % of gross margin(7)	39.0%	43.1%	41.5%	45.5%
Adjusted Earnings (in millions)	$53.0	$51.6	$171.2	$169.7
Adjusted Earnings per share (diluted)	$0.47	$0.46	$1.52	$1.51
____________

(1)
Advisors are defined as those independent financial advisors and financial advisors at financial institutions who are licensed to do business with the Company's broker-dealer subsidiaries. We consolidated the operations of UVEST with LPL Financial which resulted, as expected, in the attrition of 124 advisors during the trailing twelve months ended September 30, 2012. Excluding attrition from the integration of the UVEST platform, we added 495 net new advisors during the twelve months ended September 30, 2012.

(2)
Advisory and brokerage assets are comprised of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Such totals do not include the market value of other client assets as of September 30, 2012, comprised of $41.6 billion held in retirement plans supported by advisors licensed with LPL Financial, $11.1 billion of trust assets supported by Concord Capital Partners ("Concord"), and $58.7 billion of assets supported by Fortigent Holdings Company, Inc. Data regarding certain of these assets was not available at September 30, 2011, and therefore is not meaningful for comparison. In addition, retirement plan assets represent assets that are custodied with 26 third-party providers of retirement plan administrative services who provide reporting feeds.  We estimate the total assets in retirement plans served to be between $65.0 billion and $80.0 billion. If we receive reporting feeds in the future from providers for whom we do not currently receive feeds, we intend to include and identify such additional assets in this metric.

(3)
In reporting our financial and operating results for the three and nine months ended September 30, 2012 and 2011, we have renamed this business metric as advisory assets under custody (formerly known as advisory assets under management). Advisory assets under custody are comprised of advisory assets under management in our corporate RIA platform, and Independent RIA assets in advisory accounts custodied by us. See "Results of Operations" for a tabular presentation of advisory assets under custody.

(4)	Advisory assets under custody, insured cash account balances and money market account balances are components of advisory and brokerage assets.

(5)
Represents net new advisory assets consisting of funds from new accounts and additional funds deposited into existing advisory accounts that are custodied in our fee-based advisory platforms. Net new advisory assets for the three months ended September 30, 2012 and 2011 were $2.9 billion and $3.0 billion, respectively.

(6)
Recurring revenue, a characterization of net revenue and a statistical measure, is derived from sources such as advisory fees, asset-based fees, trailing commission fees, fees related to our cash sweep programs, interest earned on margin accounts and technology and service fees, and is not meant as a substitute for net revenues.

(7)
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

We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported GAAP results, provides useful information to investors regarding our performance and overall results of operations for the following reasons:

•
because non-cash equity grants made to employees, officers and non-employee directors at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, share-based compensation expense is not a key measure of our operating performance and

•
because costs associated with acquisitions and the resulting integrations, debt refinancing, restructuring and conversions and equity issuance and related offering costs can vary from period to period and transaction to transaction, expenses associated with these activities are not considered a key measure of our operating performance.

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

Set forth below is a reconciliation from our net income to Adjusted EBITDA, a non-GAAP measure, for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
Net income	$34,299	$36,428	$114,980	$130,934
Interest expense	12,826	16,603	42,297	52,929
Income tax expense	19,939	25,634	73,429	88,165
Amortization of purchased intangible assets and software(1)	9,971	9,909	29,751	29,132
Depreciation and amortization of all other fixed assets	8,452	9,313	23,259	26,662
EBITDA	85,487	97,887	283,716	327,822
EBITDA Adjustments:
Employee share-based compensation expense(2)	4,439	3,833	13,775	11,120
Acquisition and integration related expenses(3)	10,528	1,241	17,442	4,205
Restructuring and conversion costs(4)	1,217	8,086	5,391	13,520
Debt extinguishment costs(5)	—	—	16,652	—
Equity issuance and related offering costs(6)	4,040	421	4,486	2,062
Other(7)	2,289	128	3,072	195
Total EBITDA Adjustments	22,513	13,709	60,818	31,102
Adjusted EBITDA	$108,000	$111,596	$344,534	$358,924
____________

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 and our various acquisitions.

(2)
Represents share-based compensation expense based on the grant date fair value under the Black Scholes valuation model for: i) stock options awarded to employees and officers; ii) restricted stock awarded to non-employee directors; and iii) beginning in the third quarter of 2012, shares awarded to employees under the 2012 Employee Stock Purchase Plan ("ESPP").

(3)
Represents acquisition and integration costs resulting from various acquisitions, including changes in the estimated fair value of future payments, or contingent consideration, required to be made to former shareholders of certain acquired entities. During the three and nine months ended September 30, 2012, approximately $9.2 million and $9.9 million, respectively, was recognized as a charge against earnings due to a net increase in the estimated fair value of contingent consideration.

(4)
Represents organizational restructuring charges and conversion and other related costs incurred resulting from the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities. As of September 30, 2012, approximately 86% and 98%, respectively, of costs related to these two initiatives have been recognized. The remaining costs largely consist of the amortization of transition payments that have been made in connection with these two conversions for the retention of advisors and financial institutions that are expected to be recognized into earnings by December 2014.

(5)
Represents expenses incurred resulting from the early extinguishment and repayment of amounts outstanding under the prior senior secured credit facilities, including the write-off of $16.5 million of unamortized debt issuance costs that have no future economic benefit, as well as various other charges incurred in connection with the repayment under the prior senior secured credit facilities and the establishment of the new senior secured credit facilities.

(6)
Represents equity issuance and offering costs incurred in the three and nine months ended September 30, 2012 and 2011, related to the closing of a secondary offering in the second quarter of 2012, and the closing of a secondary offering in the second quarter of 2011. In addition, results for the three and nine months ended September 30, 2012, include a $3.9 million charge for the late deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with our 2010 initial public offering. See Note 10 - Commitments and Contingencies, within the unaudited condensed consolidated financial statements for additional information.

(7)
Represents certain excise and other taxes. In addition, results for the three and nine months ended September 30, 2012 include approximately $2.3 million for consulting services aimed at enhancing our performance in support of our advisors while operating at a lower cost.

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

We believe that Adjusted Earnings and Adjusted Earnings per share, viewed in addition to, and not in lieu of, our reported GAAP results provide useful information to investors regarding our performance and overall results of operations for the following reasons:

•
because non-cash equity grants made to employees, officers and non-employee directors at a certain price and point in time do not necessarily reflect how our business is performing, share-based compensation expense is not a key measure of our operating performance;

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

The following table sets forth a reconciliation of net income to non-GAAP measures Adjusted Earnings and Adjusted Earnings per share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
Net income	$34,299	$36,428	$114,980	$130,934
After-Tax:
EBITDA Adjustments(1)
Employee share-based compensation expense(2)	3,357	2,933	10,330	8,511
Acquisition and integration related expenses(3)	4,307	765	9,014	2,594
Restructuring and conversion costs	751	4,989	3,326	8,342
Debt extinguishment costs	—	—	10,274	—
Equity issuance and related offering costs(4)	3,986	260	4,262	1,272
Other	1,412	79	1,895	120
Total EBITDA Adjustments	13,813	9,026	39,101	20,839
Amortization of purchased intangible assets and software(1)	6,152	6,113	18,356	17,974
Acquisition related benefit for a net operating loss carry-forward(5)	(1,265)	—	(1,265)	—
Adjusted Earnings	$52,999	$51,567	$171,172	$169,747
Adjusted Earnings per share(6)	$0.47	$0.46	$1.52	$1.51
Weighted average shares outstanding — diluted(7)	111,877	111,173	112,436	112,483
____________

(1)	EBITDA Adjustments and amortization of purchased intangible assets and software have been tax effected using a federal rate of 35.0% and the applicable effective state rate which was 3.30%, net of the federal tax benefit, for the periods presented.

(2)
Represents the after-tax expense of non-qualified stock options for which we receive a tax deduction upon exercise, restricted stock awards for which we receive a tax deduction upon vesting, shares awarded to employees under the ESPP for which the Company receives a tax deduction, and the full expense impact of incentive stock options granted to employees that have vested and qualify for preferential tax treatment and conversely, for which we do not receive a tax deduction. Share-based compensation for vesting of incentive stock options was $1.6 million and $1.5 million, respectively, for the three months ended September 30, 2012 and 2011. For the nine month periods ending September 30, 2012 and 2011, share-based compensation for vesting of incentive stock options was $4.8 million and $4.3 million, respectively.

(3)
Represents the after-tax expense of acquisition and related costs for which we receive a tax deduction. In addition, the results for the three and nine months ended September 30, 2012 include a $5.7 million reduction of expense relating to the fair value of contingent consideration for the stock acquisition of Concord, that is not deductible for tax purposes and that we do not consider to be indicative of our core performance.

(4)
Represents after-tax equity issuance and offering costs incurred in the three and nine months ended September 30, 2012 and 2011, related to the closing of a secondary offering in the second quarter of 2012, and the closing of a secondary offering in the second quarter of 2011. In addition, results for the three and nine months ended September 30, 2012 include a $3.9 million charge in other expenses in the unaudited condensed consolidated statements of income for the late deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with our 2010 initial public offering, that is not deductible for tax purposes. See Note 10 - Commitments and Contingencies, within the unaudited condensed consolidated financial statements for additional information.

(5)	Represents the expected tax benefit available to us from the accumulated net operating losses of Concord that arose prior to our acquisition; such benefits were recorded in the third quarter of 2012.

(6)
Represents Adjusted Earnings, a non-GAAP measure, divided by weighted average number of shares outstanding on a fully diluted basis. Set forth is a reconciliation of earnings per share on a fully diluted basis, as calculated in accordance with GAAP to Adjusted Earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
Earnings per share — diluted	$0.31	$0.32	$1.02	$1.15
Adjustment for allocation of undistributed earnings to stock units	—	—	—	0.01
After-Tax:
EBITDA Adjustments per share	0.12	0.09	0.35	0.19
Amortization of purchased intangible assets and software	0.05	0.05	0.16	0.16
Acquisition related benefit for a net operating loss carry-forward	(0.01)	—	(0.01)	—
Adjusted Earnings per share	$0.47	$0.46	$1.52	$1.51

(7) Included within the weighted average share count for the three and nine months ended September 30, 2012, is approximately 850,000 shares resulting from the distribution pursuant to the 2008 Nonqualified Deferred Compensation Plan in February 2012 that were not included in the weighted average share count for the three and nine months ended September 30, 2011. See Note 11 of our unaudited condensed consolidated financial statements for further details.

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

Acquisition of National Retirement Partners, Inc.

On February 9, 2011, we acquired certain assets of National Retirement Partners, Inc. (“NRP”). As part of the acquisition, 206 advisors previously registered with NRP transferred their securities and advisory licenses and registrations to LPL Financial. We may be required to pay future consideration to former shareholders of NRP that is contingent upon the achievement of certain revenue-based milestones in the third year following the acquisition. We estimated the fair value of the remaining contingent consideration at the close of the transaction and we re-measure contingent consideration at fair value at each interim reporting period with changes recognized in earnings. There is no maximum amount of contingent consideration; however, based on our current estimate, we expect to make a cash payment of an amount between $20.0 million and $30.0 million in the first quarter of 2014.

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

Acquisition of Concord Capital Partners

On June 22, 2011, we acquired all of the outstanding common stock of Concord. As of September 30, 2012, $1.3 million remained in an escrow account to be paid to former shareholders of Concord in accordance with the terms of the stock purchase agreement. Concord provides technology and open architecture investment management solutions for trust departments of financial institutions. We may be required to pay future consideration that is contingent upon the achievement of certain gross margin-based milestones for the year ended December 31, 2013. We estimated the fair value of the contingent consideration at the close of the transaction and re-measure contingent consideration at fair value at each interim reporting period with changes recognized in earnings. The maximum amount of contingent consideration is $15.0 million; however, based on our current estimate, we expect to make a cash payment of an amount between $5.0 million and $12.0 million in 2014.

Acquisition of Fortigent Holdings Company, Inc.
On April 23, 2012, we acquired all of the outstanding common stock of Fortigent Holdings Company, Inc. and its wholly owned subsidiaries Fortigent, LLC, a registered investment advisory firm, Fortigent Reporting Company, LLC and Fortigent Strategies Company, LLC (together, "Fortigent"). Fortigent is a leading provider of solutions and consulting services to RIAs, banks and trust companies servicing high net worth clients. This strategic acquisition further enhances our capabilities and offers an extension of our existing services for wealth management advisors.
Total purchase price consideration at the closing of the transaction was $38.8 million, net of cash acquired. As of September 30, 2012, $9.9 million remained in an escrow account to be paid to former shareholders of Fortigent in accordance with the terms of the stock purchase agreement.

Acquisition of Veritat Advisors, Inc.
On July 10, 2012, we acquired all of the outstanding common stock of Veritat Advisors, Inc. ("Veritat"). Veritat is a registered investment advisory firm that developed and utilizes a proprietary online financial planning platform designed to support advisors who serve the mass market. This strategic acquisition will enhance our technological capabilities and increase the flexibility of our service offering in light of our recently announced initiative to serve the mass market.

At the closing of the transaction we paid $4.9 million, net of cash acquired. We may be required to pay future consideration to the former Veritat shareholders that is contingent upon the achievement of certain financial targets and retention of key employees. The maximum aggregate amount of contingent payments is $20.9 million to be paid over the following measurement dates: December 31, 2013, June 30, 2015, June 30, 2017 and December 31, 2017 (together, the "Measurement Dates"), if such financial targets are fully achieved and key employees retained.
We have estimated the future payment of contingent consideration and fair value of the contingent consideration at the close of the transaction. A discounted cash flow methodology was used to determine the contingent consideration based on financial forecasts determined by management that includes assumptions about growth in assets under management, earnings, employee retention and discount rates. The majority of the contingent consideration is based on a sliding scale of the financial targets. The financial targets are sensitive to advisor recruitment, market fluctuations and the ability of advisors to grow their business. We will evaluate the actual progress toward achieving the financial targets at least quarterly and adjust the fair value of the contingent consideration based on the probability of achievement, with any changes in fair value recognized in earnings. As of September 30, 2012, we have estimated the amount of future payment of contingent consideration to be $12.5 million. Using a discounted cash flow methodology, we determined the fair value of the contingent consideration to be $8.4 million, which has been recorded within accounts payable and accrued liabilities. We will recognize the accretion of the contingent consideration in earnings each quarter as it approaches the Measurement Dates until all such dates have passed and payments made.
Including the contingent consideration of $8.4 million, the total consideration for the acquisition was approximately $13.3 million.

Economic Overview and Impact of Financial Market Events

In the third quarter, the U.S. domestic equity markets rose with the S&P 500 closing the quarter at 1,441, up 5.8% from its close on June 30, 2012. While corporate profits have consistently met or exceeded expectations for multiple quarters, concerns over slowing economic growth and the elevated unemployment rate led to the Federal Reserve's announcement of a third round of quantitative easing. Uncertainty over U.S. fiscal policy, the pending election and how the fiscal cliff will be handled and continued sovereign debt concerns in Europe are expected to have an effect on the financial markets. While the longer-term outlook of the European debt crisis is uncertain, we continue to maintain nominal direct exposure to sovereign debt securities.
In response to the concerns noted above and the overall economic environment, the central banks, including the Federal Reserve, have continued to maintain historically low interest rates. The average federal funds effective rate was 0.14% in the third quarter of 2012, an increase from the average of 0.08% in the third quarter of 2011. The low interest rate environment kept pressure on our revenues from our cash sweep programs. The low interest rate also impacted investor demand for fixed income securities and fixed annuities. In the September meeting of the Board of Governors of the Federal Reserve System, it was announced that interest rates are expected to remain low into 2015.

Results of Operations

The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2012 and 2011. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)

Revenues
Commissions	$442,129	$438,294	0.9%	$1,353,025	$1,350,053	0.2%
Advisory fees	267,334	267,878	(0.2)%	786,507	776,254	1.3%
Asset-based fees	100,024	89,691	11.5%	300,049	270,018	11.1%
Transaction and other fees	84,730	78,476	8.0%	238,196	220,980	7.8%
Other	13,011	8,518	52.7%	39,067	33,417	16.9%
Net revenues	907,228	882,857	2.8%	2,716,844	2,650,722	2.5%
Expenses
Production	630,103	623,886	1.0%	1,887,146	1,862,301	1.3%
Compensation and benefits	91,309	77,337	18.1%	273,355	242,889	12.5%
General and administrative	99,118	76,063	30.3%	251,141	204,675	22.7%
Depreciation and amortization	18,423	19,222	(4.2)%	53,010	55,794	(5.0)%
Restructuring charges	1,211	7,684	(84.2)%	4,962	13,035	(61.9)%
Total operating expenses	840,164	804,192	4.5%	2,469,614	2,378,694	3.8%
Non-operating interest expense	12,826	16,603	(22.7)%	42,297	52,929	(20.1)%
Loss on extinguishment of debt	—	—	*	16,524	—	*
Total expenses	852,990	820,795	3.9%	2,528,435	2,431,623	4.0%
Income before provision for income taxes	54,238	62,062	(12.6)%	188,409	219,099	(14.0)%
Provision for income taxes	19,939	25,634	(22.2)%	73,429	88,165	(16.7)%
Net income	$34,299	$36,428	(5.8)%	$114,980	$130,934	(12.2)%
____________
* Not Meaningful

Revenues

Commissions

The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income for the three months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,
	2012	% Total	2011	% Total	Change	% Change
Variable annuities	$189,874	42.9%	$184,105	42.0%	$5,769	3.1%
Mutual funds	122,779	27.8%	118,940	27.1%	3,839	3.2%
Alternative investments	31,214	7.1%	30,028	6.9%	1,186	3.9%
Fixed annuities	24,443	5.4%	30,617	7.0%	(6,174)	(20.2)%
Equities	23,306	5.3%	24,805	5.7%	(1,499)	(6.0)%
Fixed income	19,226	4.3%	20,007	4.6%	(781)	(3.9)%
Insurance	18,877	4.3%	18,105	4.1%	772	4.3%
Group variable annuities(1)	12,151	2.8%	11,102	2.5%	1,049	9.4%
Other	259	0.1%	585	0.1%	(326)	(55.7)%
Total commission revenue	$442,129	100.0%	$438,294	100.0%	$3,835	0.9%
____________

(1)
For the three months ended September 30, 2012, group annuities has been presented as a separate component of commission revenues. Previously, group annuities had been presented within variable annuities. Accordingly, amounts have been reclassified for the three months ended September 30, 2011 to make them consistent with the current period presentation.

Commission revenue increased by $3.8 million, or 0.9%, for the three months ended September 30, 2012 compared with 2011. The growth in revenues for variable annuities of 3.1% is based on an increase in trail-based commissions partially offset by a decrease in sales-based commissions. The combination of low interest rates and market uncertainty impacted sales commissions for variable annuities due to its impact on product design. In addition, insurers have lowered the amount of risk they are willing to retain on variable annuity products by reducing certain insurance benefits, thereby making the products less attractive to investors. Group variable annuities increased due to growth in our retirement business.
Mutual fund commission revenues increased based on an increase in sales-based commissions due to growth of the underlying assets. Excluding sales-based commissions, commission revenues from mutual funds were unchanged due to flat trail-based commissions for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in alternative investments is reflective of investor preferences for diversification and opportunities to earn return outside of the traditional equity and fixed income markets. Income producing alternative strategies continue to grow in popularity as the needs of investors shift toward diversification. Insurance commission revenues increased on improved single premium life sales, which was partially reduced by a decrease in variable life sales.
The continued low interest rate environment, which has reduced investor demand for fixed annuities and fixed income securities, is reflected in the decline in commission revenues for these two products.

The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Nine Months Ended September 30,
	2012	% Total	2011	% Total	Change	% Change
Variable annuities	$570,739	42.2%	$557,274	41.3%	$13,465	2.4%
Mutual funds	367,584	27.2%	368,030	27.3%	(446)	(0.1)%
Alternative investments	102,808	7.6%	84,471	6.3%	18,337	21.7%
Fixed annuities	80,262	5.9%	110,071	8.2%	(29,809)	(27.1)%
Equities	72,669	5.4%	77,107	5.7%	(4,438)	(5.8)%
Fixed income	61,706	4.6%	65,509	4.9%	(3,803)	(5.8)%
Insurance	58,470	4.3%	50,991	3.8%	7,479	14.7%
Group variable annuities(1)	38,042	2.8%	34,506	2.6%	3,536	10.2%
Other	745	0.1%	2,094	0.2%	(1,349)	(64.4)%
Total commission revenue	$1,353,025	100.0%	$1,350,053	100.0%	$2,972	0.2%
____________

(1)
For the nine months ended September 30, 2012, group annuities has been presented as a separate component of commission revenues. Previously, group annuities had been presented within variable annuities. Accordingly, amounts have been reclassified for the three months ended September 30, 2011 to make them consistent with the current period presentation.

Commission revenue increased by $3.0 million, or 0.2%, for the nine months ended September 30, 2012 compared with 2011. This increase was a result of the same factors that impacted our quarterly performance for most product categories. The decrease in mutual fund commission revenues is a result of a marginal improvement in mutual fund sales offset by an increased rate of mutual fund redemptions in the first half of the year that led to a decline in mutual fund trail-based revenues.

Advisory Fees

The following table summarizes the activity within our advisory assets under custody for the three and nine months ended September 30, 2012 and 2011 (in billions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Balance - Beginning of period	$111.4	$103.2	$101.6	$93.0
Net new advisory assets	2.9	3.0	8.2	9.8
Market impact and other	4.3	(9.9)	8.8	(6.5)
Balance - End of period	$118.6	$96.3	$118.6	$96.3

Net new advisory assets for the three and nine months ended September 30, 2012 and 2011 have a limited impact on advisory fee revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory fee revenue. Net new advisory assets increased $2.9 billion for the three months ended September 30, 2012 as a result of strong new business development and a shift by our existing advisors toward more advisory business.

Advisory fee revenue decreased by $0.5 million, or 0.2%, for the three months ended September 30, 2012 compared to 2011. Advisory fee revenue for a particular quarter is primarily driven by the level of advisory assets as of the prior quarter-end. At June 30, 2012, advisory assets were $111.4 billion, a 7.9% increase over the balance at June 30, 2011. The continued shift of advisors to the Independent RIA platform and a re-pricing in one of our significant agreements have caused the rate of revenue growth to lag behind the rate of advisory asset growth.

Advisory fee revenue increased by $10.3 million, or 1.3%, for the nine months ended September 30, 2012 compared to 2011. This growth was supported by net new advisory asset flows and the shift of advisors toward more advisory asset business, in addition to a positive market impact on our asset values for the nine months ended September 30, 2012.

The following table summarizes the makeup within our advisory assets under custody as of September 30, 2012 and 2011 (in billions):

	As of September 30,
	2012	2011	% Change
Advisory assets under management	$100.0	$86.2	16.0%
Independent RIA assets in advisory accounts custodied by LPL Financial	18.6	10.1	84.2%
Total advisory assets under custody	$118.6	$96.3	23.2%

Growth of the Independent RIA assets in advisory accounts custodied by LPL Financial has outpaced the growth in advisory assets under management. This growth is consistent with the industry trend of more advisors shifting their business toward the Independent RIA model.

Asset-Based Fees
Asset-based fees increased by $10.3 million, or 11.5%, to $100.0 million for the three months ended September 30, 2012 compared with 2011. Revenues for record-keeping services and from product sponsors, which are largely based on the underlying asset values, increased due to the impact of the higher average market indices on the value of those underlying assets and net new sales of eligible assets. The average S&P 500 index for the three months ended September 30, 2012 was 1,401, an increase of 14.3% over the average in the prior year period. In addition, asset-based fees increased as a result of the UVEST conversion, which enables LPL Financial to earn revenues for certain services as the clearing firm that were previously performed by a third-party clearing firm. Asset-based fees also include revenues from our cash sweep programs, which increased by $2.8 million, or 8.9%, to $34.4 million for the three months ended September 30, 2012 from $31.6 million for the three months ended September 30, 2011. This was primarily driven by an increase in the average effective rate for federal funds of 6 basis points from 0.08% for the three months ended September 30, 2011 to 0.14% for the three months ended September 30, 2012.
Asset-based fees increased by $30.0 million, or 11.1%, to $300.0 million for the nine months ended September 30, 2012 compared with 2011. Revenues for record-keeping services and from product sponsors, which are largely based on the underlying asset values, increased due to the impact of the higher average market indices on the value of those underlying assets and net new sales of eligible assets. The average S&P 500 index for the nine months ended September 30, 2012 was 1,367, an increase of 6.6% over the average in the prior year period. Additionally, asset-based fees increased partially as a result of the UVEST conversion, as described above. Asset-based fees also include revenues from our cash sweep programs, which increased by $9.7 million, or 10.4%, to $102.9 million for the nine months ended September 30, 2012 from $93.2 million for the nine months ended September 30, 2011. This was primarily driven by an increase in the assets in our cash sweep programs, which averaged $22.1 billion and $20.2 billion for the nine months ended September 30, 2012 and 2011, respectively, as retail investors increased their percentage of cash assets in response to the volatility in the financial markets.

Transaction and Other Fees
Transaction and other fees increased by $6.3 million, or 8.0%, for the three months ended September 30, 2012 compared with 2011. Transaction and other fees increased due to a 3.6% increase in the average number of advisors for the three months ended September 30, 2012 compared to 2011, increases in fees earned from those advisors and institutions who converted to the LPL Financial platform from UVEST and increases due to repricing of certain services. Revenues in the current quarter of 2012 also increased due to fee revenues of $3.7 million from the acquired Fortigent business. Lower trade volumes in certain advisory accounts reduced transaction revenues, which partially offset these increases.
Transaction and other fees increased by $17.2 million, or 7.8%, for the nine months ended September 30, 2012 compared with 2011. Transaction and other fees increased due to a 3.7% increase in the average number of advisors for the nine months ended September 30, 2012 compared to 2011, increases in fees earned from those advisors and institutions who converted to the LPL Financial platform from UVEST and increases due to repricing of certain services. For the nine months ended September 30, 2012, revenues from Fortigent contributed $6.6 million. Lower trade volumes in certain advisory accounts reduced transaction revenues, which partially offset these increases.

Other Revenue
Other revenue increased $4.5 million, or 52.7%, to $13.0 million for the three months ended September 30, 2012 compared to 2011. The primary contributor to this increase in 2012 was unrealized gains on assets held for the advisor non-qualified deferred compensation plan, which increased compared to the same period in 2011. The unrealized gains on assets held for the advisor non-qualified deferred compensation plan is offset by corresponding production expenses.
Other revenue increased $5.7 million, or 16.9%, to $39.1 million for the nine months ended September 30, 2012 compared to 2011. The primary contributor to this increase in 2012 was alternative investment marketing allowance fees received from product sponsor programs, which increased by $3.1 million compared to the same period in 2011, largely based on increased sales of alternative investments. An additional contributor to the increase was growth in retirement sponsorship programs of $2.6 million, as a result of growth based on our synergies with NRP.

Expenses

Production Expenses
The following table shows our production payout ratio for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2012	2011		2012	2011
Base payout rate	84.06%	84.39%	(0.33)%	84.20%	84.07%	0.13%
Production based bonuses	3.16%	2.89%	0.27%	2.44%	2.08%	0.36%
GDC sensitive payout	87.22%	87.28%	(0.06)%	86.64%	86.15%	0.49%
Non-GDC sensitive payout	0.19%	(0.32)%	0.51%	0.21%	0.08%	0.13%
Total Payout Ratio	87.41%	86.96%	0.45%	86.85%	86.23%	0.62%
Production expenses increased by $6.2 million, or 1.0%, for the three months ended September 30, 2012 compared with 2011. This increase is correlated with our commission and advisory revenues, which increased by 0.5% during the same period. Our production payout was 87.41% for the three months ended September 30, 2012, compared to 86.96% for the prior year period. The increase in our production based bonuses for the three months ended September 30, 2012 reflects our advisors' trend of attaining higher payout tiers earlier in the year. The 0.51% increase in non-GDC sensitive payout is primarily attributable to mark-to-market gains for the advisor non-qualified deferred compensation plan for the three months ended September 30, 2012 compared to mark-to-market losses for three months ended September 30, 2011.
Production expenses increased by $24.8 million, or 1.3%, for the nine months ended September 30, 2012 compared with 2011. This increase is correlated with our commission and advisory revenues, which increased by 0.6% during the same period. Our production payout was 86.85% for the nine months ended September 30, 2012, compared to 86.23% for the prior year period. The base payout rate for the nine months ended September 30, 2012 compared with 2011 reflects increases in payout for UVEST institutions that converted to the LPL Financial platform and the growth of larger advisor practices. Our production based bonuses increased by 0.36% for the nine months ended September 30, 2012 reflecting our advisors' trend of attaining higher payout tiers earlier in the year.

Compensation and Benefits Expense
Compensation and benefits increased by $14.0 million, or 18.1%, for the three months ended September 30, 2012 compared with 2011. The increase was primarily due to higher staffing levels to support increased levels of advisor and client activities and our acquisition of Fortigent. Our average number of full-time employees increased 7.9% from 2,717 for the three months ended September 30, 2011 to 2,932 for the three months ended September 30, 2012. In addition, expenses related to our project-based contingent labor increased $2.2 million.

Compensation and benefits increased by $30.5 million, or 12.5%, for the nine months ended September 30, 2012 compared with 2011. Our average number of full-time employees increased 6.5% from 2,673 for the nine months ended September 30, 2011 to 2,847 for the nine months ended September 30, 2012, due to our acquisitions of Fortigent and Concord and increases in staffing to support higher levels of advisor and client activities.

General and Administrative Expenses
General and administrative expenses increased by $23.1 million, or 30.3%, to $99.1 million for the three months ended September 30, 2012 compared with 2011. The primary driver of the increase was a $9.2 million charge due to an increase in the fair value of our contingent consideration obligations. Additional drivers behind the increase were increases of $3.2 for business development and promotional expenses, $5.0 million for professional fees and a $3.9 million charge for the late deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with the 2010 initial public offering. Expenses of $5.8 million from the operations of Fortigent also contributed to the increase.
General and administrative expenses increased by $46.5 million, or 22.7%, to $251.1 million for the nine months ended September 30, 2012 compared with 2011. The primary drivers behind the increase were increases of $11.8 million for business development and promotional expenses, $13.7 million for professional fees and $14.1 million of expenses related to our acquisitions of Fortigent and Concord. Additional contributors to the increase were a $9.9 million charge due to a change in the fair value of our contingent consideration obligations and a $3.9 million charge for the late deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with the 2010 initial public offering.
Depreciation and Amortization Expense
For the three months ended September 30, 2012, depreciation and amortization decreased by $0.8 million, or 4.2%, compared to the prior year period. This decrease is primarily due to a reduction in depreciation incurred in the third quarter of 2012, attributed to assets that became fully depreciated in the latter half of 2011.
For the nine months ended September 30, 2012, depreciation and amortization decreased by $2.8 million, or 5.0%, compared to the prior year period. This decrease is due to a reduction in depreciation incurred in the first nine months of 2012, attributed to assets that became fully depreciated in 2011.

Restructuring Charges

Restructuring charges represent expenses incurred as a result of our 2011 consolidation of UVEST and our 2009 consolidation of the Affiliated Entities.
Restructuring charges were $1.2 million and $5.0 million for the three and nine months ended September 30, 2012, respectively. These charges relate primarily to technology costs and other expenditures incurred for the conversion and transfer of advisors and their client accounts from UVEST to LPL Financial. Refer to Note 4 of our unaudited condensed consolidated financial statements for additional details regarding this matter.
Restructuring charges were $7.7 million and $13.0 million for the three and nine months ended September 30, 2011, respectively, which related primarily to technology costs and other expenditures incurred in anticipation of the conversion and transfer of advisors and their client accounts from UVEST to LPL Financial, which began in the second quarter of 2011.

Interest Expense

Interest expense represents non-operating interest expense for our senior secured credit facilities.
Interest expense decreased $3.8 million, or 22.7%, for the three months ended September 30, 2012 compared with 2011. The reduction in interest expense for 2012 is primarily due to the reduction in interest rates on our debt as a result of our refinancing in March 2012. The refinancing reduced our interest expense by $2.7 million for the three months ended September 30, 2012 compared to 2011. Additionally, the maturity of an interest rate swap agreement with a notional value of $65.0 million on June 30, 2012, reduced interest expense by $0.7 million for the three months ended September 30, 2012 compared to 2011.

Interest expense decreased $10.6 million, or 20.1%, for the nine months ended September 30, 2012 compared with 2011. The reduction in interest expense for 2012 is due to a lowered interest rate on our debt as a result of its refinancing in March 2012 and the maturity of an interest rate swap agreement with a notional value of $65.0 million on June 30, 2012, which combined to result in a decrease to interest expense of $9.9 million for the nine months ended September 30, 2012 compared to 2011.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $16.5 million for the nine months ending September 30, 2012. In March 2012, we refinanced and replaced our credit agreement primarily to extend the maturities on our borrowings and wrote off $16.5 million of unamortized debt issuance costs related to the previous credit agreement.

Provision for Income Taxes

We estimate our full-year effective income tax rate at the end of each interim reporting period. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The tax rate in any quarter can be affected positively and negatively by adjustments that are required to be reported in the quarter in which resolution of the item occurs. The effective income tax rates reflect the impact of state taxes, settlement contingencies and expenses that are not deductible for tax purposes.
During the three months ended September 30, 2012, we recorded income tax expense of $19.9 million, compared with $25.6 million in the prior year period. Our effective income tax rate was 36.8% and 41.3% for the three months ended September 30, 2012 and 2011, respectively. The Company's effective tax rate and income tax expense were primarily reduced by two matters related to its stock acquisition of Concord: a change in the fair value of contingent consideration that is not recognizable for tax purposes, and the recognition of a deferred tax asset and related income tax benefit from pre-acquisition net operating losses of Concord that were recorded during the quarter. These matters combined to lower the effective tax rate approximately 3.0% for the three months ended September 30, 2012.
During the nine months ended September 30, 2012, we recorded income tax expense of $73.4 million, compared with $88.2 million in the prior year period. Our effective income tax rate was 39.0% and 40.2% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in income tax expense and effective income tax rate was a result of the same factors that impacted our quarterly operations.

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

A summary of changes in cash flow data is provided as follows (in thousands):

	For the Nine Months Ended September 30,
	2012	2011
Net cash flows (used in) provided by:
Operating activities	$101,427	$363,746
Investing activities	(67,624)	(46,274)
Financing activities	(308,604)	(73,491)
Net (decrease) increase in cash and cash equivalents	(274,801)	243,981
Cash and cash equivalents — beginning of period	720,772	419,208
Cash and cash equivalents — end of period	$445,971	$663,189

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

Net cash provided by operating activities for the nine months ended September 30, 2012 and 2011 totaled $101.4 million and $363.7 million, respectively. The change between periods is primarily due to the settlement and funding of client trading activity, which was a net use of funds of $37.6 million for the nine months ended September 30, 2012 and provided funds of $88.9 million for the comparable 2011 period. Cash flows from client activities fluctuate significantly depending on market conditions and timing. In 2012 operating activities also include net income of $115.0 million and a collection of $47.3 million in tax receivables, partially offset by a $49.8 million use of cash related to excess tax benefits from share-based compensation. Net cash provided by operating activities for the nine months ended September 30, 2011 includes net income of $130.9 million, a $193.2 million collection of tax receivables that arose primarily from a tax benefit resulting from stock options exercised by selling stockholders in connection with our IPO partially offset by $57.3 million of excess tax benefits resulting from stock options exercised in our IPO.

Net cash used in investing activities for the nine months ended September 30, 2012 and 2011 totaled $67.6 million and $46.3 million, respectively. The net cash used in 2012 primarily consists of $43.7 million for the acquisitions of Fortigent and Veritat and $32.5 million in capital expenditures. The net cash used in 2011 included $37.2 million used for the acquisitions of NRP and Concord and $24.3 million in capital expenditures, offset by a $18.9 million release of restricted cash.

Net cash used in financing activities for the nine months ended September 30, 2012 and 2011 was $308.6 million and $73.5 million, respectively. Cash flows used in financing activities in 2012 include $235.8 million of cash dividends paid and $107.5 million for repurchases of common stock, partially offset by $49.8 million from excess tax benefits arising from share-based compensation. Cash flows used in financing activities in 2011 include $89.0 million used to repurchase common stock and $50.5 million of cash used to pay down term loans under our senior secured credit facilities, partially offset by $57.3 million from excess tax benefits arising from stock options exercised related to our IPO.

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

Share Repurchases

The Board of Directors has approved several share repurchase programs pursuant to which we may repurchase issued and outstanding shares of our common stock. Purchases may be effected in open market or privately negotiated transactions, including transactions with our affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion within the constraints of our credit agreement and general operating needs.

For the three months ended September 30, 2012 and 2011, the Company had the following activity under its approved share repurchase plans (in millions, except share and per share data):

			2012			2011
Approval Date	Authorized Repurchase Amount	Amount Remaining at September 30, 2012	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost
May 25, 2011	$80.0	$—	—	$—	$—	13,869	$34.47	$0.5
August 16, 2011	$70.0	$—	186,190	$27.56	$5.1	319,906	$28.11	$9.0
May 25, 2012	$75.0	$25.5	1,719,739	$28.79	$49.5	—	$—	$—
September 27, 2012	$150.0	$150.0	—	$—	$—	—	$—	$—
		$175.5	1,905,929	$28.67	$54.6	333,775	$28.37	$9.5

For the nine months ended September 30, 2012 and 2011, the Company had the following activity under its approved share repurchase plans (in millions, except share and per share data):

			2012			2011
Approval Date	Authorized Repurchase Amount	Amount Remaining at September 30, 2012	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost
May 25, 2011	$80.0	$—	—	$—	$—	2,297,723	$34.84	$80.0
August 16, 2011	$70.0	$—	1,891,072	$32.27	$61.0	319,906	$28.11	$9.0
May 25, 2012	$75.0	$25.5	1,719,739	$28.79	$49.5	—	$—	$—
September 27, 2012	$150.0	$150.0	—	$—	$—	—	$—	$—
		$175.5	3,610,811	$30.61	$110.5	2,617,629	$34.01	$89.0

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
In calculating earnings per share and diluted earnings per share using the two-class method, we were required to allocate a portion of our earnings to employees that held stock units that contained non-forfeitable rights to dividends or dividend equivalents under our 2008 Nonqualified Deferred Compensation Plan. After the distribution of shares under the 2008 Nonqualified Deferred Compensation Plan, the two-class method is no longer applicable. This distribution of shares did not have a material impact on earnings per share or diluted earnings per share. However, the distribution increased the weighted average share count for the three and nine months ended September 30, 2012 by approximately 850,000 shares.
Dividends
On March 30, 2012, the Board of Directors approved a special dividend of $2.00 per share to common stockholders. The dividend of $222.6 million was paid on May 25, 2012 to stockholders of record as of May 15, 2012.
In March 2012, we announced our intent to seek the ability to pay a regular quarterly cash dividend of up to $0.48 per share annually on our outstanding common stock. The payment of any dividends permitted under our credit facilities are subject to approval by our Board of Directors, including both timing and amount.

On July 30, 2012, the Board of Directors declared a cash dividend of $0.12 per share on our outstanding common stock. The dividend of $13.2 million was paid on August 30, 2012 to stockholders of record as of August 15, 2012.
On October 29, 2012, the Board of Directors declared a cash dividend of $0.12 per share on our outstanding common stock to be paid on November 30, 2012 to all stockholders of record on November 15, 2012.
Regulatory
On July 20, 2012, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (the “Notice”) asserting we are subject to a penalty with respect to an alleged untimely deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with our initial public offering in 2010. We have been engaged in discussions with the IRS regarding the Notice. As a result of these discussions, we believe the outcome will not be material to our financial position and we have recorded an estimate of the probable loss in the results of operations for the three and nine months ended September 30, 2012.
Operating Capital Requirements

Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain at clearing organizations to support these clients’ trading activities. We have several sources of funds to enable us to meet increased working capital requirements related to increased client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When a client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to re-pledge or sell securities which collateralize those margin accounts. As of September 30, 2012, we had received collateral in connection primarily with client margin loans with a fair value of approximately $353.4 million, which can be re-pledged or sold. Of this amount, approximately $23.1 million has been pledged to the Options Clearing Corporation ("OCC") as collateral to secure certain client obligations related to options positions, and approximately $19.2 million was loaned to the National Securities Clearing Corporation through participation in the Stock Borrow Program. Additionally, approximately $140.5 million are held at banks in connection with uncommitted lines of credit, which were unutilized at September 30, 2012; these securities may be used as collateral for loans from these banks. The remainder of $170.6 million has not been re-pledged or sold. There are no restrictions that materially limit our ability to re-pledge or sell the remaining $311.1 million of client collateral.

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

Our registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions.

LPL Financial is also subject to the National Futures Association's ("NFA") financial requirements and is required to maintain net capital that is in excess of or equal to the greatest of its minimum financial requirements. Currently the highest NFA requirement is the minimum net capital calculated pursuant to the SEC's Uniform Net Capital Rule.

In addition to the minimum net capital requirements, the SEC and FINRA have established "early warning" capital requirements for broker-dealers that when exceeded, limit certain activities of the broker-dealer. Early warning requirements provide advance warning that a firm's net capital is dropping toward its minimum requirement, allowing time for initiation of corrective action. For LPL Financial, an early warning level is reached if its ratio of aggregate customer debit balances falls below 5.0% of net capital. At September 30, 2012, LPL Financial's net capital was $128.7 million and its early warning requirement was $14.6 million. LPL Financial typically maintains net capital in excess of the early warning level to maintain its ability to grow its business, demonstrate the stability of its operations and provide a safeguard in the event of sustained levels of market volatility, as experienced by the securities industry in 2008.

LPL Financial's ability to pay dividends greater than 10% of its excess net capital during any 35 day rolling period requires approval from FINRA. In addition, payment of dividends is restricted if LPL Financial's net capital would be less than 5.0% of aggregate customer debit balances.

Prior to July 16, 2012, UVEST was also a registered broker-dealer and computed net capital requirements under the aggregate indebtedness method, which requires firms to maintain minimum net capital, as defined, of not less than 6.67% of aggregate indebtedness. In connection with the consolidation of UVEST with LPL Financial, UVEST's registration with FINRA was withdrawn effective July 16, 2012 and is no longer subject to net capital filing requirements.

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

Indebtedness

On March 29, 2012, we entered into a Credit Agreement (the "Credit Agreement") with LPL Holdings, Inc., the other Credit Parties signatory thereto, the Several Lenders signatory thereto, and Bank of America, N.A. as Administrative Agent, Collateral Agent, Letter of Credit Issuer, and Swingline Lender. The Credit Agreement refinanced and replaced our Third Amended and Restated Credit Agreement, dated as of May 24, 2010 (the "Original Credit Agreement"). Pursuant to the Credit Agreement, we established a Term Loan A tranche of $735.0 million maturing at March 29, 2017 (the "Term Loan A") and a Term Loan B tranche of $615.0 million maturing at March 29, 2019 (the "Term Loan B"). In connection with the Credit Agreement we capitalized certain debt issuance costs totaling $23.7 million. Additionally, we accelerated the recognition of $16.5 million debt issuance costs related to borrowings under the Original Credit Agreement in the nine months ended September 30, 2012. As of March 31, 2012, we estimated that over the first twelve months of operations under the Credit Agreement, we anticipate interest savings of approximately $10.0 million based on a weighted average interest yield of 3.34% on the Credit Agreement compared to 4.27% on the Original Credit Agreement, excluding the portions then-hedged with our interest rate swap.

The Credit Agreement also refinanced and replaced our then existing revolving credit facility, increasing our capacity from $163.5 million to $250.0 million ("Revolving Credit Facility"). The new revolving credit facility will mature on March 29, 2017. There were no outstanding borrowings on this revolving credit facility at September 30, 2012.

As of September 30, 2012, the Revolving Credit Facility was being used to support the issuance of $31.3 million of irrevocable letters of credit for the construction of our future San Diego office building, our subsidiary PTC and other items. In October 2012, we received a notice from the OCC that the $10.0 million letter of credit for our subsidiary, PTC, which is set to expire in December 2012, is no longer required.

In addition, we maintain three uncommitted lines of credit. Two of the lines have unspecified limits, and are primarily dependent on our ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. The lines were utilized in 2012 and 2011; however, there were no balances outstanding at September 30, 2012 or December 31, 2011.

We were also a party to an interest rate swap agreement, in a notional amount of $65.0 million, to mitigate interest rate risk by hedging the variability of a portion of our floating-rate senior secured term loan. This agreement expired on June 30, 2012.

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

In addition to paying interest on outstanding principal under the Credit Agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate at September 30, 2012 was 0.50% for our revolving credit facility, but is subject to change depending on our leverage ratio. Prior to the closing of the Credit Agreement on March 29, 2012, the commitment fee was 0.75% on our previous revolving credit facility. We must also pay customary letter of credit fees.

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

Prepayments

The Credit Agreement (other than the revolving credit facility) requires us to prepay outstanding amounts under our senior secured term loan facility subject to certain exceptions, with:

•
50% (percentage will be reduced to 0% if our total leverage ratio is 3.00 to 1.00 or less) of our annual excess cash flow (as defined in the Credit Agreement) adjusted for, among other things, changes in our net working capital (as of September 30, 2012 our total leverage ratio was 2.27);

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

The share repurchase programs approved in May 2012 and September 2012 were authorized by the Board of Directors pursuant to item (iv) above. Our special dividend was authorized by the Board of Directors pursuant to a one-time exception to the restriction on dividends. Any future declarations of quarterly cash dividends will be authorized pursuant to item (iv) above.

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

As of September 30, 2012 and December 31, 2011 we were in compliance with all of our covenant requirements. Our covenant requirements and actual ratios as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
Financial Ratio	Covenant Requirement	Actual Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	4.00	2.27	3.00	1.77
Interest Coverage (Minimum)	3.00	8.27	3.00	7.10

Set forth below is a reconciliation from EBITDA, Adjusted EBITDA and Credit Agreement Adjusted EBITDA to our net income for the trailing twelve months ended September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011
Net income	$154,428	$170,382
Interest expense	58,132	68,764
Income tax expense	97,567	112,303
Amortization of purchased intangible assets and software(1)	39,600	38,981
Depreciation and amortization of all other fixed assets	30,357	33,760
EBITDA	380,084	424,190
EBITDA Adjustments:
Employee share-based compensation expense(2)	17,633	14,978
Acquisition and integration related expenses(3)	9,422	(3,815)
Restructuring and conversion costs(4)	13,923	22,052
Debt extinguishment costs(5)	16,652	—
Equity issuance and related offering costs(6)	4,486	2,062
Other(7)	3,130	253
Total EBITDA Adjustments	65,246	35,530
Adjusted EBITDA	445,330	459,720
Advisor and financial institution share-based compensation expense(8)	4,722	3,272
Other(9)	3,872	—
Credit Agreement Adjusted EBITDA	$453,924	$462,992
____________

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 and various acquisitions.

(2)
Represents share-based compensation expense based on the grant date fair value under the Black-Scholes valuation model for: i) stock options awarded to employees and officers; ii) restricted stock awarded to non-employee directors; and iii) beginning in the third quarter of 2012, shares awarded to employees under the ESPP.

(3)
Represents acquisition and integration costs resulting from various acquisitions, including changes in the estimated fair value of future payments, or contingent consideration, required to be made to former shareholders of certain acquired entities. During the trailing twelve months ended September 30, 2012 and December 31, 2011, approximately $10.2 million was recognized as a charge against earnings due to a net increase in the estimated fair value of contingent consideration and $1.3 million was recognized as a charge against earnings representing the accretion of contingent consideration as we approached the future expected payment, respectively. Also included in the trailing twelve months ended September 30, 2012 and December 31, 2011, is a cash settlement of $10.5 million for certain legal settlements that were resolved with an indemnifying party in the fourth quarter of 2011. Of this settlement, $9.8 million has been excluded from the presentation of Adjusted EBITDA, a non-GAAP measure.

(4)
Represents organizational restructuring charges and conversion and other related costs incurred resulting from the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities. As of September 30, 2012, approximately 86% and 98%, respectively, of costs related to these two initiatives have been recognized. The remaining costs largely consist of the amortization of transition payments that have been made in connection with these two conversions for the retention of advisors and financial institutions that are expected to be recognized into earnings by December 2014.

(5)
Represents expenses incurred resulting from the early extinguishment and repayment of amounts outstanding under our Original Credit Agreement, including the write-off of $16.5 million of unamortized debt issuance costs that have no future economic benefit, as well as various other charges incurred in connection with the repayment of the prior senior secured credit facilities and the establishment of the new Credit Agreement.

(6)
Represents equity issuance and offering costs incurred in the twelve months ended September 30, 2012 and December 31, 2011, related to the closing of a secondary offering in the second quarter of 2012, and the closing of a secondary offering in the second quarter of 2011. In addition, results for the twelve months ended September 30, 2012 include a $3.9 million charge for the late deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with the 2010 initial public offering. See Note 10 - Commitments and Contingencies, within the unaudited condensed consolidated financial statements for additional information.

(7)
Represents certain excise and other taxes. In addition, results for the twelve months ended September 30, 2012 include approximately $2.3 million for consulting services aimed at enhancing our performance in support of our advisors while operating at a lower cost.

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

(9)
Represents other items that are adjustable in accordance with our Credit Agreement to arrive at Credit Agreement Adjusted EBITDA including employee severance costs, employee signing costs, and employee retention or completion bonuses.

Interest Rate Swap

An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. Prior to its expiration on June 30, 2012, we used an interest rate swap agreement to hedge the variability on our floating interest rate for $65.0 million of our Term Loan A under our Credit Agreement. We were required to pay the counterparty to the agreement fixed interest payments on a notional balance and in turn received variable interest payments on that notional balance. Payments were settled quarterly on a net basis. While our term loan is unhedged as of September 30, 2012, the risk of variability on our floating interest rate is partially mitigated by the client margin loans, which carry floating interest rates, as well as fees received from the cash sweep programs. At September 30, 2012, our receivables from our advisors’ clients for margin loan activity were approximately $252.4 million, and the balance of deposits in the cash sweep programs was $21.6 billion.

Off-Balance Sheet Arrangements

We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Notes 10 and 15 of our unaudited condensed consolidated financial statements.

Contractual Obligations

The following table provides information with respect to our commitments and obligations as of September 30, 2012 (in thousands):

	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Leases and other obligations(1)	$385,114	$27,574	$57,118	$51,454	$248,968
Senior secured term loan facilities(2)	1,328,550	42,900	140,925	563,550	581,175
Commitment fee on revolving line of credit(3)	5,018	1,137	2,217	1,664	—
Variable interest payments(4):
Term Loan A	74,830	19,345	34,706	20,779	—
Term Loan B	156,080	24,722	48,697	47,765	34,896
Total contractual cash obligations	$1,949,592	$115,678	$283,663	$685,212	$865,039

____________

(1)
Included in the payments due by period is a fifteen year lease commitment that was executed in December 2011 for the Company's future San Diego office building with a lease commencement date of May 1, 2014.

Future minimum payments for this lease commitment are $20.7 million, $31.1 million and $224.9 million for the periods 1-3 Years, 4-5 Years and > 5 Years, respectively. Minimum payments for applicable leases have not been reduced by minimum sublease rental income of $5.2 million due in the future under noncancelable subleases. Note 10 of our unaudited condensed consolidated financial statements provides further detail on operating lease obligations and obligations under noncancelable service contracts.

(2)	Represents principal payments under our Credit Agreement. See Note 9 of our unaudited condensed consolidated financial statements for further detail.

(3)	Represents commitment fees for unused borrowings on our revolving credit facility. See Note 9 of our unaudited condensed consolidated financial statements for further detail.

(4)
Our senior secured term loan facilities bear interest at floating rates. Variable interest payments are shown assuming the applicable LIBOR rates at September 30, 2012 remain unchanged. See Note 9 of our unaudited condensed consolidated financial statements for further detail.

Our acquisitions of NRP, Concord and Veritat involve the potential payment of contingent consideration dependent upon the achievement of certain revenue, gross-margin and assets under management milestones. The table above does not reflect any such obligations, as the amounts are uncertain. See Note 3 and Note 5 of our unaudited condensed consolidated financial statements for further discussion of the amount of future contingent consideration we could be required to pay in connection with these acquisitions.
As of September 30, 2012, we have a liability for unrecognized tax benefits of $20.4 million, which we have netted against income taxes receivable in the unaudited condensed consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

Fair Value of Financial Instruments

We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures.

We use prices obtained from an independent third-party pricing service to measure the fair value of our trading securities. We validate prices received from the pricing service using various methods, including comparison to prices received from additional pricing services, comparison to available market prices and review of other relevant market data including implied yields of major categories of securities.

At September 30, 2012, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

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
We record commissions earned from clients for purchases of securities including mutual funds, annuity, insurance, equity, fixed income, direct investment, option and commodity transactions on a trade-date basis. Commissions also include mutual fund and variable annuity trails, which are recognized as a percentage of assets under custody over the period for which services are performed. A substantial portion of the commissions revenue is ultimately paid to the advisors. Due to the significant volume of mutual fund and variable annuity purchases and sales transacted by advisors directly with product manufacturers, management must estimate a portion of its upfront commission and trail revenues for each accounting period for which the proceeds have not yet been received. These estimates are based on a number of factors including market levels, the volume of transactions in prior periods and cash receipts in the current period. We record commissions payable to advisors based upon historical payout ratios for each product for which we have accrued commission revenue.

We record fees charged to clients as advisory fee revenue in advisory accounts where LPL Financial or Independent Advisers Group Corporation is the RIA. A substantial portion of these advisory fees are paid to the related advisor; such payments are recorded as production expense. Certain advisors conduct their advisory business through separate entities by establishing their own RIA pursuant to the Investment Advisers Act of 1940, rather than using our corporate registered RIA. These stand-alone RIAs engage us for technology, clearing, regulatory and custody services, as well as access to our investment advisory platforms. The fee-based production generated by the stand-alone RIA is earned by the advisor, and accordingly not included in our advisory fee revenue. We charge administrative fees based on the value of assets within these advisory accounts, and classify such revenues as asset-based fees and transaction and other fees.

Share-Based Compensation

Our stock incentive plan provides for granting stock options to certain employees, officers and advisors, warrants to certain financial institutions and restricted stock to non-employee directors. Beginning in the third quarter of 2012, certain employees participate in the ESPP. Stock options and warrants generally vest in equal increments over a three- to five-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards cliff vest after a two year period.

We recognize share-based compensation expense for stock options awarded to employees and officers, and restricted stock awarded to non-employee directors, based on the grant-date fair value over the requisite service period of the award, which generally equals the vesting period. We account for stock options and warrants awarded to our advisors and financial institutions as commissions and advisory expense based on the fair value of the award at each interim reporting period. If the value of our common stock increases over a given period, this accounting treatment results in additional commissions and advisory expense.

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

We recognized $12.8 million and $10.9 million of share-based compensation related to the vesting of employee and officer stock option awards, and non-employee director restricted stock awards, during the nine months ended September 30, 2012 and 2011, respectively. These amounts may not be representative of future share-based compensation expense since the estimated fair value of stock options is amortized over the requisite service period using the straight-line method and additional options may be granted in future years. The following table presents the weighted-average assumptions used in calculating the fair value of our employee stock options with the Black-Scholes valuation model that have been granted during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Expected life (in years)	6.49	6.50
Expected stock price volatility	45.74%	48.74%
Expected dividend yield	0.27%	—%
Fair value of options	$14.49	$16.11
Risk-free interest rate	1.34%	2.28%

We recognized $2.9 million and $1.4 million of share-based compensation during the nine months ended September 30, 2012 and 2011, respectively, related to the vesting of stock options and warrants awarded to our advisors and financial institutions. These amounts may not be representative of future share-based compensation expense since additional options may be granted in future years, our stock price is subject to market fluctuations and the estimated fair value of stock options is amortized over the requisite service period using the straight-line method. The fair value of each option or warrant grant awarded to advisors and financial institutions is estimated on the date of grant and revalued at each interim reporting period using the Black-Scholes option pricing model with the following weighted-average assumptions used as of September 30, 2012 and 2011:

	As of September 30,
	2012	2011
Expected life (in years)	7.58	8.12
Expected stock price volatility	44.26%	47.93%
Expected dividend yield	1.68%	—%
Fair value of options	$11.88	$13.73
Risk-free interest rate	1.29%	1.66%

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

Changes in the value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. We manage our trading inventory by product type. Our activities to facilitate client transactions generally involve mutual fund activities, including dividend reinvestments. The balances are based upon pending client activities which are monitored by our broker dealer support services department. Because these positions arise from pending client transactions, there are no specific trading or position limits. Positions held to meet clearing deposit requirements consist of U.S. government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlement area within our broker dealer support services department. Our research department develops model portfolios that are used by advisors in developing client portfolios. We currently maintain approximately 185 accounts based on model portfolios. At the time the portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum for a client. Account minimums vary by product and can range from $10,000 to $50,000 per model. We utilize these positions to track the performance of the research department. The limits on this activity are based at the inception of each new model.

At September 30, 2012, the fair value of our trading securities owned were $7.2 million. Securities sold, but not yet purchased were $60.1 million at September 30, 2012. See Note 5 of our unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned and securities sold, but not yet purchased associated with our client facilitation activities. See Note 6 of our unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.

We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.

We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trail commissions are paid and assets eligible for sponsor payments.

Interest Rate Risk

We are exposed to risk associated with changes in interest rates. As of September 30, 2012, all of the outstanding debt under our Credit Agreement, $1.3 billion, was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes.

The following table summarizes the impact of increasing interest rates on our interest expense from our debt outstanding at variable interest rates at September 30, 2012 (in thousands):

	Outstanding at	Annual Impact of an Interest Rate Increase of
	Variable Interest	10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans	Rates	Points	Points	Points	Points
Term Loan A(1)	$716,625	$703	$1,757	$3,514	$7,028
Term Loan B(2)	611,925	—	—	—	1,314
Variable Rate Debt Outstanding	$1,328,550	$703	$1,757	$3,514	$8,342
_______________________

(1)	The variable interest rate for our Term Loan A is based on the one-month LIBOR of 0.22%, plus the applicable interest rate margin of 2.50%.

(2)	The variable interest rate for our Term Loan B is based on the greater of the one-month LIBOR of 0.22% or 1.00%, plus the applicable interest rate margin of 3.00%.
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
The average Federal Reserve effective federal funds rate ("FFER") for September 2012 was 0.14%. The following table reflects the approximate annual impact to asset-based fees on our insured cash programs (assuming that client balances at September 30, 2012 remain unchanged) of an upward or downward change in short-term interest rates of one basis point (dollars in thousands):

Federal Reserve Effective Federal Funds Rate	Annualized Increase or Decrease in Asset-Based Fees per One Basis Point Change
0.00% - 0.25%	$1,400
0.26% - 1.25%	700
1.26% - 2.00%	600
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

As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our loss on margin accounts did not exceed $0.1 million during the nine months ended September 30, 2012 and 2011. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Information regarding the Company’s risks is set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases on a monthly basis during the third quarter of 2012:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
July 1, 2012 through July 31, 2012	—	$—	—	$80,127,754
August 1, 2012 through August 31, 2012	1,350,501	$28.48	1,350,501	$41,691,136
September 1, 2012 through September 30, 2012(2)	555,428	$29.12	555,428	$175,526,467
July 1, 2012 through September 30, 2012	1,905,929	$28.67	1,905,929	$175,526,467
____________________

(1)
The repurchase of shares was executed under the share repurchase programs approved by the Board of Directors on August 16, 2011 and May 25, 2012, through which the Company may repurchase $70.0 million and $75.0 million of its outstanding shares of common stock, respectively. See Note 11 of the unaudited condensed consolidated financial statements for additional information.

(2)
On September 27, 2012, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to an additional $150.0 million of its outstanding shares of common stock from time to time in the future. See Note 11 of the unaudited condensed consolidated financial statements for additional information.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

3.1
Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the registration statement on Form S-1 (File Number 333-167325) on July 9, 2010, and incorporated herein by reference)

3.2	Certificate of Ownership and Merger (previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File Number 001-34963) on June 19, 2012, and incorporated herein by reference)
3.3	Third Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Current Report on Form 8-K/A (File Number 001-34963) on August 8, 2012 and incorporated herein by reference)
10.1	Form of Restricted Stock Award granted under the LPL Financial Holdings Inc. 2010 Omnibus Equity Incentive Plan (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	October 31, 2012	By:	/s/ MARK S. CASADY
Mark S. Casady
Chairman and Chief Executive Officer

Date:	October 31, 2012	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
Chief Financial Officer