Form 10-K
period 2012-12-31
LPL Financial Holdings Inc.
filed 2013-02-26
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to

Commission file number 001-34963

LPL Financial Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3717839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 State Street, Boston, MA 02109
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of June 29, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1.8 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

The number of shares of common stock, par value $0.001 per share, outstanding as of February 15, 2013 was 106,461,061.

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

When we use the terms “LPLFH”, “we”, “us”, “our”, and the “firm” we mean LPL Financial Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K regarding the Company's future financial and operating results, growth, business strategy, projected costs, plans, liquidity, ability and plans to repurchase shares and pay dividends in the future, including statements regarding projected savings, projected expenses and anticipated improvements to the Company's operating model, services, and technology as a result of the Service Value Commitment, as well as any other statements that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company's historical performance and its plans, estimates and expectations as of February 25, 2013. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions or expectations expressed or implied by the Company will be achieved.  Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements.  Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of assets under custody; effects of competition in the financial services industry; changes in the number of the Company's financial advisors and institutions, and their ability to market effectively financial products and services; changes in interest rates and fees payable by banks participating in the Company's cash sweep program, including the Company's success in negotiating agreements with current or additional counterparties; the Company's success in integrating the operations of acquired businesses; execution of the Company's plans related to the Service Value Commitment, including the Company's ability to successfully transform and transition business processes to third party service providers; the Company's success in negotiating and developing commercial arrangements with third party service providers that will enable the Company to realize the service improvements and efficiencies expected to result from the Service Value Commitment; the performance of third party service providers to which business processes are transitioned from the Company; the Company's ability to control operating risks, information technology systems risks and sourcing risks; the effect of current, pending and future legislation, regulation and regulatory actions, including disciplinary actions imposed by self-regulatory organizations; and the other factors set forth in Part I, Item 1A - “Risk Factors”. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this annual report, even if its estimates change, and you should not rely on statements contained herein as representing the Company's views as of any date subsequent to the date of this annual report.

ii

PART I

Item 1.  Business
General Corporate Overview
We are the nation's largest independent broker-dealer, a top custodian for registered investment advisors ("RIAs"), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 13,300 independent financial advisors and financial advisors at approximately 700 financial institutions (our "advisors") throughout the United States, enabling them to provide their retail investors (their "clients") with objective, conflict-free financial advice. We also support more than 4,500 financial advisors who are affiliated and licensed with insurance companies through customized clearing services, advisory platforms and technology solutions.
We support a diverse client base through our subsidiary companies. LPL Financial LLC ("LPL Financial") is a clearing broker-dealer and an investment advisor that principally transacts business as an agent for our advisors on behalf of their clients through a broad array of financial products and services. Fortigent, LLC is a leading provider of solutions and consulting services to RIAs, banks and trust companies that serve high-net-worth clients. The Private Trust Company, N.A. ("PTC") manages trusts for high-net worth-clients in all 50 states. Our newest subsidiary, NestWise LLC (“NestWise”), supports the recruitment and development of new-to-the-industry financial advisors focused on serving the mass market under the fee-based, independent model.
While our services are diverse, our singular focus is to provide advisors with the front-, middle- and back-office support they need to serve the large and growing market for independent investment advice. We believe we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services and open-architecture access to leading financial products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting or market-making.
For over 20 years we have served and supported the independent advisor market. We are a market leader with the largest independent advisor base and we believe we have the fourth largest overall advisor base in the United States. Through our advisors, we are also one of the largest distributors of financial products in the United States with over $62 billion in sales of mutual funds, annuities and advisory services. Our significant scale combined with our differentiated focus on the independent market has created a competitive advantage that enables ongoing growth through the attraction and retention of advisors. We are also able to continually reinvest in and improve resources to help our advisors manage the increasing complexity of the financial advisory and brokerage business, improve productivity and achieve their own goals for long-term growth. We currently have approximately 2,900 employees with primary offices in Boston, Charlotte and San Diego.
Our Business
We believe that independent, objective financial guidance is a fundamental need for everyone. To fulfill that need, we enable our advisors to focus on what they do best — build personal, long-term client relationships that serve as the foundation for turning life's aspirations into financial realities. With our support, our advisors are able to provide their clients with high quality independent financial advice and investment solutions. We help our advisors manage the complexity of their businesses by providing a comprehensive integrated technology platform, customized custody and clearing services and an open-architecture product platform that offers financial management and investments solutions from over 600 providers with no proprietary products of our own. Because we do not offer proprietary products, we enable the independent financial advisors, banks and credit unions with whom we partner to offer their clients truly objective, conflict-free advice.
Our business is dedicated exclusively to our advisors; we are not a market-maker nor do we offer investment banking or underwriting services. Additionally, we offer our advisors the highest average payout ratios among the five largest U.S. broker-dealers, as ranked by number of advisors, which we believe provides us with a significant competitive advantage.
Our flexible model attracts many different types of advisors, such as independent financial advisors, RIAs, advisors focused on serving retirement plans and advisors at small and mid-sized financial institutions. Furthermore, we are the only independent broker-dealer with an integrated platform servicing RIAs.
Our revenues are derived primarily from commission and advisory fees generated by our advisors. We also generate asset-based revenues from our financial product sponsor relationships, cash sweep programs and omnibus processing and networking services. Under our self-clearing platform, we custody the majority of client assets invested in these products, which include providing statements, processing transactions and performing ongoing account management — all services for which we receive fees. In addition, we generate revenues from advisor- and technology-related fees.
Our Advisor Relationships
Serving clients in communities across the U.S., our advisors build long-term relationships with their clients by guiding them through the complexities of investment decisions, retirement solutions, financial planning and wealth-management. Our advisors support approximately 4.3 million client accounts. Our services support the evolution of our advisors’ businesses over time and are designed to change as our advisors' needs change.
Our relationship with our advisors is expressed in our Commitment Creed, which for more than 20 years has set forth the guiding principles that have been the foundation for our culture and reflect our singular focus on the advisors we serve. The size and growth of our business are reflective of this focus.
Advisors licensed with LPL Financial are able to conduct both commission-based business on our brokerage platform and fee-based business on our corporate RIA platform. In order to be licensed with LPL Financial, advisors must be approved through our assessment process, which includes a thorough review of each advisor’s education, experience and credit and compliance history. These advisors are registered with LPL Financial and enter into a representative agreement that establishes the duties and responsibilities of each party. Pursuant to the representative agreement, each advisor makes a series of representations, including that the advisor will disclose to all clients and prospective clients that the advisor is acting as LPL Financial's registered representative or investment advisory representative, that all orders for securities will be placed through LPL Financial, that the advisor will sell only products LPL Financial has approved and that the advisor will comply with LPL Financial policies and procedures as well as securities rules and regulations. These advisors also agree not to engage in any outside business activity without prior approval from us and not to act as an agent for any of our competitors.
In return for the services we provide to advisors, including, among others, transaction processing and technology services to support their daily activities, we typically retain a range of 10 to 15 percent of the commission and advisory revenue generated by our advisors and pay out the remaining 85 to 90 percent directly to them. In addition, advisors pay certain fees directly to us relating to technology and platform access, insurance coverage and licensing fees. The registered representative agreement is terminable by us or the advisor without cause on 30 days notice and by us for cause immediately upon notice.
LPL Financial also supports over 190 stand-alone RIA practices ("Independent RIAs") with over 1,900 advisors who conduct their advisory business through separate entities by establishing their own RIAs, rather than using our corporate RIA. These Independent RIAs engage us for technology, clearing, regulatory and custody services, as well as access to certain of our investment platforms. These advisors retain 100% of their advisory fees. In return, we charge separate fees for custody, trading and support services to the Independent RIAs. In addition, Independent RIAs seeking to operate a dually-registered model carry their brokerage license exclusively with LPL Financial and access our fully-integrated brokerage platform under standard terms.
Our advisors average over 14 years of industry experience. This level of industry experience allows LPL Financial to focus on supporting and enhancing our advisors’ businesses without needing to provide basic training or subsidizing advisors who are new to the industry. Our independent advisors join us from a broad range of firms including wirehouses, regional and insurance broker-dealers, banks and other independent firms. Our flexible business platform allows our advisors to choose the most appropriate business model to support their clients, whether they conduct brokerage business, offer brokerage and fee-based services on our corporate RIA platforms or provide fee-based services through their own RIAs.
The majority of our advisors are entrepreneurial independent contractors who deliver their services through over 4,000 branch offices. They are primarily located in rural and suburban areas and as such are viewed as local providers of independent advice. Approximately 78% of these advisors operate under their own business name. We assist these advisors with their own branding, marketing and promotion and regulatory review.
In addition, we believe we are the market leader in providing support to over 2,100 financial advisors at approximately 700 banks and credit unions nationwide. For these institutions, whose core capabilities may not include investment and financial planning services, or who find the technology, infrastructure and regulatory requirements to be cost prohibitive, we provide their financial advisors with the services they need to be successful, allowing the institutions to focus more energy and capital on their core businesses. In addition, we have expanded our technology and wealth management solutions to support trust departments enabling them to more efficiently manage their assets.
A subset of our advisors provides advice and serves group retirement plans primarily for small and mid-size businesses. These approximately 1,400 advisors serve over 19,600 retirement plans representing $46.4 billion in retirement plan assets. LPL Financial provides these advisors with marketing tools and technology capabilities, which are geared towards retirement solutions.
We also provide support to approximately 4,500 additional financial advisors who are affiliated and licensed with insurance companies. These outsourcing arrangements provide customized clearing, advisory platforms and technology solutions that enable financial advisors at these insurance companies to efficiently offer a breadth of services to their client base.
Through our acquisition of Fortigent Holdings Company, Inc. and its subsidiaries ("Fortigent") in 2012, we provide unique solutions and consulting services aimed to assist RIAs, banks and trust companies serving high-net-worth clients by providing them with sophisticated investment advice and helping them build their wealth management practices.
Through our launch of NestWise, and in conjunction with our acquisition of Veritat Advisors, Inc. ("Veritat"), we are able to combine a robust financial planning tool with the LPL Financial advisory platform to provide a set of services to advisors who are new to the industry and who are dedicated to serving mass-market clients.
Our Value Proposition
The core of our business is dedicated to meeting the evolving needs of our advisors and providing the platform and tools to grow and enhance the profitability of their businesses. Our Service Value Commitment expresses our dedication to continuous improvement in the processes, systems and resources we leverage to meet these needs. In February 2013, we announced the next evolution of our Service Value Commitment, aimed at creating a better service experience for our advisors, evolving our operating model to simplify processes and enhancing our ability to invest in areas that are differentiators for our business by lowering our costs in areas where work can be performed more effectively by outsourcing partners specializing in this work.
We support our advisors by providing front-, middle- and back-office solutions through the four pillars of our distinct value proposition: integrated technology, comprehensive clearing and compliance services, practice management programs and training and independent research. The comprehensive and automated nature of our offering enables our advisors to focus on their clients while successfully and efficiently managing the complexities of running their own practice.
Integrated Technology Solutions
We provide our technology and service to advisors through BranchNet, our proprietary, integrated technology platform that is server-based and web-accessed. Using the BranchNet workstation as their core technology platform, our advisors effectively manage all critical aspects of their businesses while remaining highly efficient and responsive to their clients’ needs. Time-consuming processes, such as account opening and management, document imaging, transaction execution, and account rebalancing, are automated to improve efficiency and accuracy. We believe BranchNet allows our advisors to transact and monitor their business more efficiently, lowering operating costs for their business.
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
Comprehensive Clearing and Compliance Services
We custody and clear the majority of our advisors’ transactions, providing a simplified and streamlined advisor experience and expedited processing capabilities. Our self-clearing platform enables us to better control client data, more efficiently process and report trades, facilitate platform development, reduce costs and ultimately enhance the quality of the services we provide our advisors. Our self-clearing platform also enables us to serve a wider range of advisors, including Independent RIAs.
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
Service360, a service paradigm available to the majority of our advisors and Independent RIAs, offers a small team-based approach to assisting advisors, in which experienced support teams are dedicated to working with a defined set of advisors. This service model creates further efficiencies for advisors, with a heightened emphasis on accountability and empowerment within our service teams. Service360 currently serves over 8,600 advisors.
We continue to make substantial investments in our compliance function to provide our advisors a strong framework through which to understand and operate within regulatory guidelines as well as guidelines established by our firm. These investments include hiring and retaining experienced compliance and risk professionals and technology-related expenditures. Our compliance and risk management tools are integrated into our technology platform to further enhance the overall effectiveness and scalability of our control environment. All of this enables us to maintain our long term track-record of strong regulatory compliance, as evidenced by the number of regulatory events reported in the Financial Industry Regulatory Authority's (“FINRA”) BrokerCheck Reports.
Our team of approximately 310 risk and compliance employees assist our advisors through:

•	training and advising advisors on new products, new regulatory guidelines, compliance and risk management tools, security policies and procedures, anti-money laundering and best practices;

•	supervising sales practice activities and facilitating the oversight activities for branch managers;

•	conducting technology-enabled surveillance of trading activities and sales practices;

•	overseeing and monitoring of registered investment advisory activities;

•	inspecting branch offices and advising on how to strengthen compliance procedures and

•	continuing to invest in technology assisted supervisory tools.
Practice Management Programs and Training
Our practice management programs are designed to help financial advisors in independent practices and financial institutions, as well as all levels of financial institution leadership, enhance and grow their businesses. Our experience gives us the ability to benchmark the best practices of successful advisors and develop customized recommendations to meet the specific needs of an advisor’s business and market. Because of our scale, we are able to dedicate an experienced group of approximately 155 practice management professionals who counsel our advisors to build and better manage their business and client relationships through one-on-one support as well as group training. In addition, we hold over 125 conferences and group training events around the country annually for the benefit of our advisors. Our practice management and training services include:

•	personalized business consulting that helps advisors and program leadership enhance the value and operational efficiency of their businesses;

•
advisory and brokerage consulting and financial planning to support advisors in growing their businesses with our broad range of products and fee-based offerings, as well as wealth management services to assist advisors serving high-net-worth clients with comprehensive estate, tax, philanthropic, and financial planning processes;

•	marketing strategies, including campaign templates, to enable advisors to build awareness of their services and capitalize on opportunities in their local markets;

•	succession planning and an advisor loan program for advisors looking to either sell their own or buy another practice;

•	transition services to help advisors establish independent practices and migrate client accounts to us and

•	training and educational programs on topics including technology, use of advisory platforms and business development.
Independent Research
We provide our advisors with integrated access to comprehensive research on a broad range of investments and market analysis, including on mutual funds, separate accounts, alternative investments and annuities, asset allocation strategies, financial markets and the economy. We take our research and create packaged, discretionary portfolios, for which we serve as a portfolio manager, that are available through the LPL Financial turnkey advisory asset management platforms. Our research team consists of approximately 35 professionals with an average of 10 years of industry experience providing unbiased and conflict-free advice. Our research operation is designed to empower our advisors to provide their clients with thoughtful advice in a timely manner. Our research team actively works with our product due diligence group to effectively scrutinize the financial products offered through our platform. Our lack of proprietary products or investment banking services helps ensure that our research remains unbiased and objective. A substantial portion of our research is approved by our Marketing Regulatory Review organization for use with clients, allowing our advisors to leverage these materials to help clients understand complex investment topics and make informed decisions.
Our research enables advisors to:

•	keep abreast of changes in markets, investments and the global economy, through our daily market update call and email, published materials, social media content and media presence;

•	proactively respond to emerging trends;

•	leverage the expertise and experience of our research team in building individual investment portfolios and

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
We also offer independent investment research through our wholly-owned subsidiary, Fortigent. Fortigent's research team consists of approximately 11 dedicated professionals who provide objective advice and guidance on macro-economic analysis, capital markets assumptions, and strategic and tactical asset allocation. Fortigent also provides robust third-party asset manager search, selection, and monitoring services for both traditional and alternative strategies across all investment access points (ETFs, mutual funds, separately managed accounts, Unified Managed Accounts, Registered Investment Companies and limited partnerships). Fortigent's targeted client base are independent advisors (RIAs), banks, and trust companies which target primarily taxable high net worth investors and families. In addition, Fortigent also provides model management services for both traditional and alternative investment portfolios.
Our Economic Value Proposition
We offer a compelling economic value proposition to independent advisors that is a key factor in our ability to attract and retain advisors and their practices. The independent channels pay advisors a greater share of brokerage commissions and advisory fees than the captive channels — generally 80-90% compared to 30-50%. Through our scale and operating efficiencies, we are able to offer our advisors what we believe to be the highest average payout ratios among the five largest U.S. broker-dealers, ranked by number of advisors providing us with a significant competitive advantage.

Furthermore, we believe our superior technology and service platforms enable our advisors to operate their practices with a greater focus on generating revenue opportunities and at a lower cost than other independent advisors. As a result, we believe our practice owners earn meaningfully more pre-tax profit than practice owners affiliated with other independent brokerage firms. We attribute this difference in profitability in part to lower fixed costs driven by the need for fewer support staff at our associated practices. Finally, as business owners, our independent financial advisors, unlike captive advisors, also have the opportunity to build equity in their own businesses.
Our Product and Solution Access
We do not manufacture any financial products. Instead, we provide our advisors open architecture access to a broad range of commission, fee-based, cash and money market products and services. Our product due diligence group conducts extensive diligence on substantially all of our product offerings, including annuities, mutual funds, exchange-traded funds, alternative investments and real estate investment trusts. Our platform provides access to over 8,900 financial products, manufactured by over 690 product sponsors. Typically, we enter into arrangements with these product sponsors pursuant to the sponsor’s standard distribution agreement.
The sales and administration of these products are facilitated through BranchNet and our Resource Center, which allow our advisors to access client accounts, product information, asset allocation models, investment recommendations, and economic insight as well as to perform trade execution.
The following table presents a breakdown of the assets of advisors we provide advisory and brokerage services to as of December 31, 2012 (dollars in billions):

	Total Assets	Brokerage	Advisory
Independent advisors' assets custodied by LPL Financial	$332.4	$231.7	$100.7
Independent RIAs' assets custodied by LPL Financial	40.9	19.5	21.4
Total advisors' assets custodied by LPL Financial	$373.3	$251.2	$122.1
The Independent RIA firms supported have the ability to conduct investment advisory business using our platform and tools, or carry a dual license to support brokerage accounts as well.
Of the $122.1 billion of advisory assets under custody, approximately $87.7 billion are mutual funds. In 2012, advisory sales, which are measured as gross flows into new and existing accounts, of over $35 billion were generated, of which approximately 70% of gross flows were allocated to mutual funds. Brokerage sales were over $26 billion, including over $10 billion in mutual funds and $14 billion in annuities. This sales volume is illustrative of our scale and significant distribution capabilities, as we can offer leading products and services with attractive economics to our advisors.
Commission-Based Products
Commission-based products are those for which we and our advisors receive an upfront commission and, for certain products, a trailing commission. Our brokerage offerings include variable and fixed annuities, mutual funds, general securities, alternative investments, retirement and 529 education savings plans, fixed income and insurance. Our insurance offering is provided through LPL Insurance Associates, Inc. (“LPLIA”), a brokerage general agency which provides personalized advance case design, point-of-sale service and product support for a broad range of life, disability and long-term care products. As of December 31, 2012, the total assets in our commission-based products were approximately $251.2 billion.
Fee-Based Advisory Platforms and Support
We have been an innovator in fee-based advisory solutions since the introduction of our Strategic Asset Management platform in 1991. Today, LPL Financial has five fee-based advisory platforms that provide centrally managed or customized solutions from which advisors can choose to meet the investment needs of their mass affluent and high-net-worth clients. The fee structure aligns the interests of our advisors with their clients, while establishing a valuable recurring revenue stream for the advisor and for us. Our fee-based platforms provide access to no-load/load-waived mutual funds, exchange-traded funds, stocks, bonds, conservative option strategies, unit investment trusts and no-load, institutional money managers and multi-manager variable annuities. As of December 31, 2012, the total assets under custody in these platforms were $122.1 billion.

Cash Sweep Programs
We assist our advisors in managing their clients’ cash balances through two primary cash sweep programs depending on account type: a money market sweep vehicle involving money market fund providers and an insured bank deposit sweep vehicle. Our insured bank deposit sweep vehicle allocates client cash balances across multiple non-affiliated banks to provide advisors with up to $1.5 million ($3.0 million joint) of insurance through the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2012, the total assets in our cash sweep programs, which are held within brokerage and advisory accounts, were approximately $24.7 billion, with $8.4 billion held in a money market sweep vehicle and $16.3 billion in an insured bank deposit sweep vehicle.
Retirement Services
We offer a retirement solution that is fee-based and allows qualified advisors to provide consultation and advice to plan sponsors using our corporate RIA. Our retirement solution also provides for commission-based services and offers a comprehensive suite of products and services that has been instrumental in gaining new and larger retirement plan business. This year, we launched our Individual Retirement Account ("IRA") rollover desk, furnishing our advisors with the ability to service IRA rollovers in an efficient and compliant manner. Our advisors, whether through our corporate RIA or through their own independent RIA, serve over 19,600 retirement plans representing $46.4 billion in retirement plan assets. These retirement plan assets are custodied with 26 third-party providers of retirement plan administrative services who provide us with reporting feeds. There are additional retirement plan assets supported by our advisors, custodied with third party providers who do not provide reporting feeds to us, and we estimate the total assets in retirement plans (including such additional assets) served by our advisors to be between $70.0 billion and $85.0 billion.
Other Services
We provide a number of tools and services that enable advisors to maintain and grow their practices. Through our subsidiary, The Private Trust Company N.A. ("PTC"), we provide administrative and custodial services to trusts for estates and families. Under our unique model, an advisor may provide the trust with investment management services. We are also an industry leader in providing open architecture investment management solutions to trust departments of financial institutions through Concord Capital Partners, Inc. and its subsidiaries ("Concord" or "CCP"). At December 31, 2012, Concord supported $12.0 billion in trust assets for 64 institutions.
In addition, we are a leading provider of solutions and consulting services to registered investment advisors, banks and trust companies that serve high-net-worth clients through Fortigent. At December 31, 2012, $59.1 billion of assets were supported by Fortigent. The assets supported by Concord and Fortigent are not custodied by LPL Financial and are therefore not included in our reported brokerage and advisory assets.
Our Financial Model
Our financial model has inherent resilience, and our overall financial performance is a function of the following dynamics of our business:

•
Our revenues stem from diverse sources, including advisor-generated commission and advisory fees as well as fees from product manufacturers, recordkeeping, cash sweep balances and other ancillary services. They are not concentrated by advisor, product or geography. For the year ended December 31, 2012, no single relationship with our independent advisor practices, banks, credit unions, or insurance companies accounted for more than 3% of our net revenues, and no single advisor accounted for more than 1% of our net revenues.

• Furthermore, a majority of our revenue base is recurring in nature, with over 65% recurring revenue in 2012.

Total 2012 Revenues: $3.66B
Transaction and Other (1)
9%
Other
1%
Asset-based
11%
Commission
50%
Advisory
29%
Total Recurring Revenue = 65%

(1) Transaction and other revenues include individual advisor and account fees.

•	The largest variable component of our cost base is directly linked to revenues generated by our advisors. Furthermore, the payout percentages are tied to advisor productivity levels.

•	We actively manage our expense base in order to achieve efficient, scalable and sustainable growth.

•	A proportion of our revenues, such as software licensing and account and client fees, are not correlated with the equity financial markets.

•	Our operating model is scalable and can deliver expanding profit margins over time.

•
We are able to operate with low capital expenditures and limited capital requirements, and as a result generate substantial free cash flow, which we have committed to investing in our business as well as returning value to shareholders. During 2012, we used cash flows to fund $199.2 million of share repurchases and to pay a $222.6 million special dividend and $26.2 million in quarterly dividends.

•	We continue to invest in our business during difficult market conditions to position us for long-term growth.
Our Competitive Strengths

•
Market Leadership Position and Significant Scale.  We are the established leader in the independent advisor market, which is our core business focus. Our scale enables us to benefit from the following dynamics:

•	Continual Reinvestment. We actively reinvest in our comprehensive technology platform and practice management support, which further improves the productivity of our advisors.

•	Pricing Power. As one of the largest distributors of financial products in the United States, we are able to obtain attractive economics from product manufacturers.

•	Payout Ratios to Advisors. Among the five largest U.S. broker-dealers by number of advisors, we offer the highest average payout ratios to our advisors.
The combination of our ability to reinvest in the business and maintain highly competitive payout ratios enables us to attract and retain advisors. This, in turn, drives our growth and leads to a continuous cycle of reinvestment that reinforces our established scale advantage.

•	Unique Value Proposition for:

◦
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

◦
Institutions.  We provide solutions to financial institutions, such as regional banks, credit unions and insurers, who seek to provide a broad array of services for their clients. We believe many institutions find the technology, infrastructure and regulatory requirements associated with delivering financial advice to be cost-prohibitive. We provide comprehensive solutions that enable financial advisors at these institutions to offer financial advice.

•
Flexibility of Our Business Model. Our business model allows our advisors the freedom to choose how they conduct their business, which helps us attract and retain advisors from multiple channels, including wirehouses, regional broker-dealers and other independent broker-dealers. Our accommodating platform serves a variety of independent advisor models, including independent financial advisors, RIAs and Independent RIAs. The flexibility of our business model makes it easy for our advisors to transition among independent advisor models and product mix as their business evolves and preferences change within the market. Our business model provides advisors with a multitude of customizable service and technology offerings, which allows them to increase their efficiency, focus on their clients and grow their practice.

•
Ability to Serve over 90% of Retail Assets.  Our historic focus has been on advisors who serve the mass-affluent market (investors with $100,000 or greater in investable assets). We have designed and integrated all aspects of our platforms and services to profitably meet the needs of these advisors. We believe there continues to be an attractive opportunity in the mass-affluent market, in part because wirehouses have not typically focused on this space. Although we have grown through our focus in this area, the flexibility of our platform, along with our acquisition of Fortigent, allowed us to expand our breadth of services to better support the high-net-worth market. As of December 31, 2012, our advisors supported accounts with more than $1 million in assets that in the aggregate represented $63.5 billion in advisory and brokerage assets, 17.0% of our total assets custodied. Although our advisors average production is typically below that of some of the wirehouse channel firms, our array of integrated technology and services can support advisors with significant production and can compete directly with wirehouses and custodians. In addition to these markets, with the launch of NestWise, we now serve a broad based set of financial needs for mass market families and investors through independent fee-based financial advisors. Based on Cerulli Associates' wealth tiers, our growth and expansion now allows us to serve each tier between the mass market and high-net-worth market, accounting for approximately 92% of retail assets.

•
Experienced and Committed Senior Management Team.  We have an experienced and committed senior management team that provides stable leadership and strategic vision for our business. On average, our senior management has 23 years of industry experience. The team has a proven track record of success as demonstrated in the company’s financial performance through the recent market downturn. Having played a significant role in the building out of the business, senior management also has a fundamental and thorough understanding of the operations. The management team is aligned with stockholders and holds significant equity ownership in the company.

Our Sources of Growth
We expect to increase our revenue and profitability by benefiting from favorable industry trends and by executing strategies to accelerate our growth beyond that of the broader markets in which we operate.

Favorable Industry Trends

•
Growth in Investable Assets.  According to Cerulli Associates, over the next four years, assets under management for the market segments in the United States that we address are anticipated to grow at 8.9% per year and retirement assets are expected to grow 7.7% per year (in part due to the retirement of the baby boomer generation and the resulting assets which are projected to flow out of retirement plans and into individual retirement accounts). In addition, individual retirement account ("IRA") assets are projected to grow from $5.6 trillion as of 2012 to $7.9 trillion by 2016. In addition to the retirement of the baby boomer generation, there is a general need in the United States for greater and smarter retirement savings as well as increased regulatory pressures on 401(k) plan sponsors.

(1)	Cerulli Quantitative Update - The State of U.S. Retail and Institutional Asset Management, 2011 and Cerulli Quantitative Update - Retail Investor Product Usage 2012.

(2)	Cerulli Quantitative Update - Retirement Markets, 2012.

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

•
Advisor Migration to Independence.  Independent channels are gaining market share from captive channels. We believe that we are not just a beneficiary of this secular shift, but an active catalyst in the movement to independence. There is an increased shift towards advisors seeking complete independence by forming an RIA and registering directly with the SEC. However, these advisors are generally interested in retaining assets in brokerage accounts. This shift is leading to significant growth in Independent RIA advisors.

•
Macroeconomic Trends.  While the current macroeconomic environment has exhibited volatility recently, we anticipate an appreciation in asset prices and a rise in interest rates over the long term. We expect that our business will benefit from growth in advisory and brokerage assets as well as increasing interest rates.

Executing Our Growth Strategies

•
Attracting New Advisors to Our Platform.  We intend to grow the number of advisors — either those who are independent or who are aligned with financial institutions — who are served by our platform. We have only 4.1% market share of the approximately 320,000 financial advisors in the United States, according to Cerulli Associates, and we have the ability to attract seasoned advisors of any practice size and from any channel, including wirehouses, regional broker-dealers and other independent broker-dealers.

Channel	Advisors	Market Share
Independent Broker-Dealer(1)	79,802	25.2%
Insurance Broker-Dealer	88,524	28.0%
Wirehouse	51,450	16.3%
Regional Broker-Dealer	33,368	10.6%
RIA(2)	28,714	9.1%
Bank Broker-Dealer	15,793	5.0%
Dually registered RIAs	18,457	5.8%
Total	316,108	100%
___________________
(1) The Independent Broker-Dealer ("IBD") Channel, including dually-registered IBDs, totals 98,259 advisors and accounts for a market share of 31.1%.
(2) The RIA Channel, including dually-registered RIAs, totals 47,171 advisors and accounts for a market share of 14.9%.

•
Increasing Productivity of Existing Advisor Base.  The productivity of advisors increases over time as we enable them to add new clients, gain shares of their clients’ investable assets, and expand their existing practices with additional advisors. We facilitate these productivity improvements by helping our advisors better manage their practices in an increasingly complex external environment, which results in assets per advisor improving over time.

•
Ramp-up of Newly-Attracted Advisors.  We primarily attract experienced advisors who have established practices. In our experience, it takes an average of four years for newly hired advisors to fully re-establish their practices and associated revenues. This seasoning process creates accelerated growth of revenue from new advisors.

•
Our Business Model has Inherent Economies of Scale.  The largely fixed costs necessary to support our advisors delivers higher marginal profitability as client assets and revenue grow. Historically, this dynamic has been demonstrated through the growth in our operating margins. Our February 2013 announcement related to our Service Value Commitment is reflective of our dedication to transform our business by enhancing the quality and speed of our operational processing while improving our cost structure by lowering costs in areas that are not differentiators for our business.

•
Expansions of our Product & Service Offerings.  Through our internally developed projects, as well as synergies from opportunistic acquisitions, we have expanded our capabilities and product and servicing offerings in order to ensure we are continuing to provide a premium platform for our advisors to grow and enhance the profitability of their businesses. Presented below are a few examples of our expanded capabilities and product and service offerings.

eSignature	Advisor Essentials	Social Media	Retirement U
Our advisors and their clients are now able to provide electronic signatures securely—at no cost—on the most commonly used operational forms allowing for increased efficiency, a reduction in paper and an enhanced execution experience for all.

A strategic educational curriculum designed to help advisors create and run a profitable and productive practice. This program is tailored for advisors new to the business, staff on a career path to become a financial advisor, or producers who have not yet reached a club level at LPL Financial.

A new platform to help our advisors harness the power of social networking on three levels: begin learning how to use social media to augment their marketing efforts, connect with their clients and prospects by sharing valuable content to grow their network, and enhance their efforts by tracking activity and improving results. The Content Library includes articles on a variety of topics that advisors can post directly to their social media site.

A strategic educational curriculum that provides advisors and staff members with the training they need to access and effectively utilize Retirement resources of LPL Financial. The program is designed to enhance knowledge in the following four areas: Client Service, Office Management, Technology, Sales & Marketing.

•
Opportunities for Strategic, Value-Creating Acquisitions.  We have a proven history of expanding our business through opportunistic acquisitions. Over the past two years, we have successfully completed four transactions providing scale and entry to adjacent markets. While we remain opportunistic in approaching any future acquisitions, our need to acquire scale or additional capabilities has largely been met. We will continue to evaluate acquisition opportunities based on strategic merit and the ability to create value for our shareholders. Our scalable business model and operating platform make us an attractive acquirer in a fragmented and consolidating market.

Competition
We believe we offer a unique and dedicated value proposition to independent financial advisors and financial institutions. This value proposition is built upon the delivery of our services through our scale, independence and integrated technology, the sum of which we believe is not replicated in the industry. As a result we do not have any direct competitors to our business model. For example, because we do not have any proprietary manufacturing products, we do not view firms that manufacture asset management products and other financial products as competitors.
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
Our competitors who do not offer a complete clearing solution for advisors are frequently supported by third-party clearing and custody oriented firms. Pershing LLC, a subsidiary of Bank of New York Mellon, National Financial Services LLC, a subsidiary of Fidelity Investments, and J.P. Morgan Clearing Corp., a subsidiary of J.P. Morgan Chase & Co., offer custodial services and technology solutions to independent firms and RIAs who are not self-clearing. These clearing firms and their affiliates and other providers also offer an array of service, technology and reporting tools. Albridge Solutions, a subsidiary of Bank of New York Mellon, Advent Software, Inc., Envestnet, Inc., and Morningstar, Inc., provide an array of research, analytics and reporting solutions.
Our advisors compete for clients with financial advisors of brokerage firms, banks, insurance companies, asset management and investment advisory firms. In addition, they also compete with a number of firms offering direct to investor on-line financial services and discount brokerage services, such as Charles Schwab & Co. and Fidelity Brokerage Services LLC.

Employees
As of December 31, 2012, we had 2,917 full-time employees. None of our employees are subject to collective bargaining agreements governing their employment with us. Our continued growth is dependent, in part, on our ability to recruit and retain talented employees. That is why we strive to provide an environment conducive to learning, growth, satisfaction and achievement. We offer ongoing learning opportunities and programs that empower employees to drive their development and careers. Our work environment provides employees with opportunities to collaborate and share their knowledge and insights with peers, managers and stakeholders. Through these initiatives, we work to help all employees to be engaged and empowered.
Our Corporate Structure
LPL Financial Holdings Inc. is the parent company of our collective businesses. Our broker-dealer subsidiary, LPL Financial, was formed in 1989. In 2005, investment funds affiliated with TPG Capital and Hellman & Friedman LLC (collectively, the “Sponsors”) acquired a majority ownership stake in LPL Financial Holdings Inc., with the remaining interest owned primarily by our founders, senior management and advisors. Currently, investment funds affiliated with our Sponsors collectively own 43.1% of our common stock.
In recent years we have grown our business through a number of opportunistic acquisitions. We strengthened our position as a leading independent broker-dealer through our 2007 acquisition of Pacific Select Group, LLC (renamed LPL Independent Advisor Services Group, LLC) and its wholly owned subsidiaries: Mutual Service Corporation (“MSC”), Associated Financial Group, Inc. (“AFG”), Associated Securities Corp. (“Associated”), Associated Planners Investment Advisory, Inc. (“APIA”) and Waterstone Financial Group, Inc. (“WFG,” and together with MSC, AFG, Associated, and APIA, the “Affiliated Entities”). In 2009, we consolidated the operations of the Affiliated Entities with those of LPL Financial. The consolidation involved the transfer of securities licenses of certain registered representatives associated with the Affiliated Entities and their client accounts. Following the completion of these transfer activities, the registered representatives and client accounts that transferred are associated with LPL Financial.
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
Our acquisition of certain assets of National Retirement Partners, Inc. (“NRP”) in February 2011 enhanced our capabilities in the group retirement space. Our NRP advisors expanded our base of advisors who offer retirement products, consulting and investment services to retirement plan sponsors and plan participants as well as comprehensive financial services to plan participants. In June 2011, we acquired Concord, which is an industry leader in providing technology and open architecture investment management solutions for trust departments of financial institutions. Through this acquisition, we will have the ability to support both the brokerage and trust business lines of current and prospective financial institutions. The acquisition will also create new expansion opportunities such as giving us the ability to custody personal trust assets within banks across the country. In April 2012, we acquired all of the outstanding common stock of Fortigent. Fortigent is a leading provider of high-net-worth solutions and consulting services to registered investment advisors, banks, and trust companies. This strategic acquisition further enhances our capabilities and offers an extension of our existing services for wealth management advisors. (See Item 7 — “Management’s Discussion and Analysis” for further discussion of our acquisitions of NRP, Concord and Fortigent.)
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
Our recently formed subsidiary, NestWise, intends to provide mass market clients with access to high-quality and affordable personal financial advice. In July 2012, in connection with our launch of NestWise, we acquired all of the outstanding stock of Veritat. Veritat was a registered investment advisory firm that developed and utilized a proprietary online financial planning platform designed to support advisors who serve the mass market. This strategic acquisition enhances our technological capabilities and increases the flexibility of our service offering to the mass market. In December 2012, we completed our consolidation of the operations of Veritat with those of NestWise.
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
Broker-dealers are subject to rules and regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, and the conduct of directors, officers and employees. Broker dealers are also regulated by state securities administrators in those jurisdictions where they do business. Compliance with many of the rules and regulations applicable to us involves a number of risks because rules and regulations are subject to varying interpretations. Regulators make periodic examinations and review annual, monthly and other reports on our operations, track record and financial condition. Violations of rules and regulations governing a broker dealer’s actions could result in censure, penalties and fines, the issuance of cease-and-desist orders, the suspension or expulsion from the securities industry of such broker dealer or its officers or employees, or other similar adverse consequences. The rules of the Municipal Securities Rulemaking Board, which are enforced by the SEC and FINRA, apply to the municipal securities activities of LPL Financial.
Our margin lending is regulated by the Federal Reserve Board’s restrictions on lending in connection with client purchases and short sales of securities, and FINRA rules also require our subsidiaries to impose maintenance requirements based on the value of securities contained in margin accounts. In many cases, our margin policies are more stringent than these rules.
Significant new rules and regulations are likely to arise as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010. Provisions of the Dodd-Frank Act that may impact our business include, but are not limited to, the potential implementation of a more stringent fiduciary standard for broker-dealers and the potential establishment of a new self-regulatory organization for investment advisors. Compliance with these provisions is likely to result in increased costs. Moreover, to the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of financial institutions with whom we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such applicable regulations called for under the Dodd-Frank Act have been finalized and implemented.
Investment Adviser Regulation
As investment advisers registered with the SEC, our subsidiaries LPL Financial, IAG, Fortigent, LLC, and NestWise are subject to the requirements of the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and the regulations promulgated thereunder, including examination by the SEC’s staff. Such requirements relate to, among other things, fiduciary duties to clients, performance fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between the advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements and general anti-fraud provisions.
The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Failure to comply with the Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, profit disgorgement, fines or other similar consequences.
Retirement Plan Services Regulation
Certain of our subsidiaries are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and/or Section 4975 of the Internal Revenue Code (the "Code"), and to regulations promulgated under ERISA or the Code, insofar as they provide services with respect to plan clients, or otherwise deal with plan clients that are subject to ERISA and/or the Code. ERISA imposes certain duties on persons who are "fiduciaries" (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving ERISA plans (including, without limitation, employee benefit plans (as defined in Section 3(3) of ERISA) and fiduciaries or other service providers to such plans. Non-compliance with these provisions may expose an ERISA fiduciary to liability under ERISA, which may include monetary penalty as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving plans (as defined in Section 4975(e)(1), which includes, individual retirement accounts and Keogh plans) and service providers, including fiduciaries, to such plans. Section 4975 imposes monetary penalties for violations of these prohibitions. In July 2012, the Employee Benefits Security Administration's service provider fee disclosure rule (29 CFR §2550.408b-2) became effective. As a service provider to retirement plans, we anticipated this rule change and invested in our retirement service offerings in order to comply with the new rule.
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
Trust Regulation
Through our subsidiary, PTC, we offer trust, investment management oversight and custodial services for estates and families. PTC is chartered as a non-depository national banking association. As a limited purpose national bank, PTC is regulated and regularly examined by the Office of the Comptroller of the Currency (“OCC”). PTC files reports with the OCC within 30 days after the conclusion of each calendar quarter. Because the powers of PTC are limited to providing fiduciary services and investment advice, it does not have the power or authority to accept deposits or make loans. For this reason, trust assets under PTC’s management are generally not insured by the FDIC.
Because of its limited purpose, PTC is not a “bank” as defined under the Bank Holding Company Act of 1956. Consequently, neither its immediate parent, PTC Holdings, Inc., nor its ultimate parent, LPLFH, is regulated by the Board of Governors of the Federal Reserve System as a bank holding company. However, PTC is subject to regulation by the OCC and and to various laws and regulations enforced by the OCC, such as capital adequacy, change of control restrictions and regulations governing fiduciary duties, conflicts of interest, self-dealing and anti-money laundering. For example, the Change in Bank Control Act, as implemented by OCC supervisory policy, imposes restrictions on parties who wish to acquire a controlling interest in a trust company or the holding company of a trust company such as LPL Financial Holdings Inc. In general, an acquisition of 10% or more of our common stock, or an acquisition of “control” as defined in OCC regulations, would require OCC approval. These laws and regulations are designed to serve specific bank regulatory and supervisory purposes and are not meant for the protection of PTC, LPL Financial or its stockholders.

Regulatory Capital
The SEC, FINRA, CFTC and the NFA have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer’s net capital is calculated as net worth plus qualified subordinated debt less deductions for certain types of assets. The net capital rule under the Exchange Act requires that at least a minimum part of a broker-dealer’s assets be maintained in a relatively liquid form. LPL Financial is also subject to the NFA's financial requirements and is required to maintain net capital that is in excess of or equal to the greatest of the NFA's minimum financial requirements. Currently the greatest NFA requirement is the minimum net capital calculated pursuant to the SEC's Uniform Net Capital Rule.

The SEC, FINRA and CFTC impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators ultimately could lead to the broker-dealer’s liquidation. Additionally, the net capital rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital, and that require prior notice to the SEC and FINRA for certain capital withdrawals. LPL Financial, which is subject to net capital rules has been, and currently is, in compliance with those rules and has net capital in excess of the minimum requirements.
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
Financial Information about Geographic Areas
Our revenues for fiscal years ended December 31, 2012, 2011 and 2010 were derived from our operations in the United States.
Trademarks
Access Alts®, Access Overlay®, BranchNet®, Circle Wave Design logo, DO IT SMARTER®, Fortigent®, Integrated Advisory Services®, LPL®, LPL Career Match®, LPL Financial®, the LPL Financial logo, LPL Partners Program®, Manager Access Network®, Manager Access Select®, OMP®, National Retirement Partners®, NestWise®, NRP National Retirement Partners®, the NRP National Retirement Partners logo, Uvest®, Uvest logo, Vista Active Portfolio Solutions®, and Veritat Advisors® are our registered trademarks.

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

The market for experienced and productive advisors is highly competitive, and we devote significant resources to attracting and retaining the most qualified advisors. In attracting and retaining advisors, we compete directly with a variety of financial institutions such as wirehouses, regional broker-dealers, banks, insurance companies and other independent broker-dealers. If we are not successful in retaining highly qualified advisors, we may not be able to recover the expense involved in attracting and training these individuals. There can be no assurance that we will be successful in our efforts to attract and retain the advisors needed to achieve our growth objectives.

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

•	reduce trading activity, thereby affecting our brokerage commissions and our transaction revenue;

•	reduce the value of advisory and brokerage assets, thereby reducing advisory fee revenue and asset-based fee income and

•	motivate clients to withdraw funds from their accounts, reducing advisory and brokerage assets, advisory fee revenue and asset-based fee income.

In addition, because certain of our expenses are fixed, our ability to reduce them over short periods of time is limited, which could negatively impact our profitability.

Significant interest rate changes could affect our profitability and financial condition.

Our revenues are exposed to interest rate risk primarily from changes in fees payable to us from banks participating in our cash sweep programs, which are based on prevailing interest rates. In the current low interest rate environment, our revenue from our cash sweep programs has declined, and our revenue may decline further due to the expiration of contracts with favorable pricing terms, less favorable terms in future contracts with participants in our cash sweep programs, decreases in interest rates or clients moving assets out of our cash sweep programs. We may also be limited in the amount we can reduce interest rates payable to clients in our cash sweep programs and still offer a competitive return. A sustained low interest rate environment may have a negative impact upon our ability to negotiate contracts with new banks or renegotiate existing contracts on comparable terms with banks participating in our cash sweep programs.

Lack of liquidity or access to capital could impair our business and financial condition.

Liquidity, or ready access to funds, is essential to our business. We expend significant resources investing in our business, particularly with respect to our technology and service platforms. In addition, we must maintain certain levels of required capital. As a result, reduced levels of liquidity could have a significant negative effect on us. Some potential conditions that could negatively affect our liquidity include:

•	illiquid or volatile markets;

•	diminished access to debt or capital markets,

•	unforeseen cash or capital requirements or

•	regulatory penalties or fines, or adverse legal settlements or judgments (including, among others, risks associated with auction rate securities).

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

•
the possibility that our lenders could develop a negative perception of our long-or short-term financial prospects if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating organizations take negative actions against us.

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

If the counterparties to the derivative instruments we may use to hedge our interest rate risk default, we may be exposed to risks we had sought to mitigate.

We may, from time to time, use derivative instruments to hedge our interest rate risk. If our counterparties fail to honor their obligations under such derivative instruments, we could be subject to the risk of loss and our hedges of the interest rate risk will be ineffective. That failure could have an adverse effect on our financial condition, results of operations and cash flows that could be material.

A loss of our marketing relationships with manufacturers of financial products could harm our relationship with our advisors and, in turn, their clients.

We operate on an open-architecture product platform offering no proprietary financial products. To help our advisors meet their clients’ needs with suitable investment options, we have relationships with most of the industry-leading providers of financial and insurance products. We have sponsorship agreements with some manufacturers of fixed and variable annuities and mutual funds that, subject to the survival of certain terms and conditions, may be terminated by the manufacturer upon notice. If we lose our relationships with one or more of these manufacturers, our ability to serve our advisors and, in turn, their clients, and our business may be materially adversely affected. As an example, recently certain variable annuity product sponsors have ceased offering and issuing new variable annuity contracts.  If this trend continues, we could experience a loss in the revenue currently generated from the sale of such products.  In addition, certain features of such contracts have been eliminated by variable annuity product sponsors.  If this trend continues, the attractiveness of these products would be reduced, potentially reducing the revenue we currently generate from the sale of such products

Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments.

We have made acquisitions and investments in the past and may pursue further acquisitions and investments in the future. These transactions are accompanied by risks. For instance, an acquisition could have a negative effect on our financial and strategic position and reputation or the acquired business could fail to further our strategic goals. Moreover, we may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. We may have a lack of experience in new markets, products or technologies brought on by the acquisition and we may have an initial dependence on unfamiliar supply or distribution partners. An acquisition may create an impairment of relationships with customers or suppliers of the acquired business or our advisors or suppliers. For example, recently we acquired Fortigent, and we cannot guarantee that we will be successful in integrating the high net worth business into our existing offerings. All of these and other potential risks may serve as a diversion of our management's attention from other business concerns, and any of these factors could have a material adverse effect on our business.

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

Our profitability could also be affected by rules and regulations that impact the business and financial communities generally and, in particular, our advisors’ and their clients, including changes to the interpretation or enforcement of laws governing taxation (including the classification of independent contractor status of our advisors), electronic commerce, privacy and data protection. For instance, failure to comply with new rules and regulations, including in particular, rules and regulations that may arise pursuant to the Dodd-Frank Act, could subject us to regulatory actions or litigation and it could have a material adverse effect on our business, results of operations, cash flows or financial condition. Provisions of the Dodd-Frank Act that may impact our business include, but are not limited to, the potential implementation of a more stringent fiduciary standard for broker-dealers and the potential establishment of a new self-regulatory organization for investment advisors. Compliance with these provisions is likely to result in increased costs. Moreover, to the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of financial institutions with whom we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such applicable and regulations called for under the Dodd-Frank Act have been finalized and implemented.

In addition to Dodd-Frank Act rule promulgation, other proposals are currently under consideration by federal banking regulators that may have an impact upon our profitability. Global regulators are engaged in ongoing efforts to build upon the Basel capital accords, which set new capital and liquidity standards for global banking institutions (“Basel III”). Basel III is designed to strengthen bank capital requirements and introduce new regulatory requirements on bank liquidity. U.S. regulators are expected to issue a proposal for implementation of Basel III later this year. This proposal could negatively impact the attractiveness of cash deposits to banks who participate in our cash sweep programs, making it more difficult for us to renew existing contracts and negotiate new arrangements.

In addition, new rules and regulations could result in limitations on the lines of business we conduct, modifications to our business practices, increased capital requirements or additional costs. For example, the U.S. Department of Labor has stated that it plans to re-propose a rule that, if re-proposed and adopted as previously proposed, would broaden the circumstances under which we may be considered a “fiduciary” under Section 3(21) of ERISA and would impact the compensation we receive for retirement accounts.

We are subject to various regulatory requirements, which, if not complied with, could result in the restriction of the ongoing conduct or growth, or even liquidation of, parts of our business.

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

In addition, the SEC, FINRA, CFTC, OCC and NFA have extensive rules and regulations with respect to capital requirements. As a registered broker-dealer, LPL Financial is subject to Rule 15c3-1 (“Uniform Net Capital Rule”) under the Exchange Act, and related SRO requirements. The CFTC and NFA also impose net capital requirements. The Uniform Net Capital Rule specifies minimum capital requirements that are intended to ensure the general soundness and liquidity of broker-dealers. Because our holding companies are not registered broker-dealers, they are not subject to the Uniform Net Capital Rule. However, the ability of our holding companies to withdraw capital from our broker-dealer subsidiary could be restricted, which in turn could limit our ability to repay debt, redeem or purchase shares of our outstanding stock or pay dividends. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

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

At December 31, 2012, we had total indebtedness of $1.3 billion. Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions. It could also require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes. In addition, our level of indebtedness may limit our flexibility in planning for changes in our business and the industry in which we operate, and limit our ability to borrow additional funds.

Our senior secured credit agreement entered into on March 29, 2012 requires quarterly repayments of our term loans. These payments equal approximately $10.7 million per quarter through March 31, 2014, $19.9 million per quarter through December 31, 2016 and $1.5 million per quarter thereafter through December 31, 2018. In addition, we have a revolving credit facility under our senior secured credit agreement with an available balance of $250.0 million. This facility matures on March 29, 2017, and we will be obligated to repay any outstanding balance under this facility at that time. Our ability to make scheduled payments on or to refinance indebtedness obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control.

We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. In addition, as discussed above, we are limited in the amount of capital that we can draw from our broker-dealer subsidiary. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful or feasible. Our senior secured credit agreement restricts our ability to sell assets. Even if we could consummate those sales, the proceeds that we realize from them may not be adequate to meet any debt service obligations then due. Furthermore, if an event of default were to occur with respect to our senior secured credit agreement or other future indebtedness, our creditors could, among other things, accelerate the maturity of our indebtedness.

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

A credit rating downgrade would not impact the terms of our repayment obligations under our senior secured credit agreement. However, any such downgrade would negatively impact our ability to obtain comparable rates and terms on any future refinancing of our debt and could restrict our ability to incur additional indebtedness.

Restrictions under our senior secured credit agreement may prevent us from taking actions that we believe would be in the best interest of our business.

Our senior secured credit agreement contains customary restrictions on our activities, including covenants that may restrict us from:

•	incurring additional indebtedness or issuing disqualified stock or preferred stock;

•	paying dividends on, redeeming or repurchasing our capital stock;

•	making investments or acquisitions;

•	creating liens;

•	selling assets;

•	receiving dividends or other payments to us;

•	guaranteeing indebtedness;

•	engaging in transactions with affiliates and

•	consolidating, merging or transferring all or substantially all of our assets.

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

Our business relies extensively on electronic data processing and communications systems. In addition to better serving our advisors and their clients, the effective use of technology increases efficiency and enables firms like ours to reduce costs and support our regulatory compliance and reporting functions. Our continued success will depend, in part, upon:

•	our ability to successfully maintain and upgrade the capability of our systems;

•	our ability to address the needs of our advisors and their clients by using technology to provide products and services that satisfy their demands;

•	our ability to use technology effectively to support our regulatory compliance and reporting functions and

•	our ability to retain skilled information technology employees.

Extraordinary trading volumes, beyond reasonably foreseeable spikes in volumes, could cause our computer systems to operate at an unacceptably slow speed or even fail. Failure of our systems, which could result from these or other events beyond our control, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, unanticipated disruptions in service to clients, liability to our advisors' clients, regulatory sanctions and damage to our reputation.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the computer systems, software and networks may be vulnerable to unauthorized access, human error, computer viruses, denial-of-service attacks, or other malicious code and other events that could impact the security, reliability, and availability of our systems. If one or more of these events occur, this could jeopardize our own, our advisors’ or their clients’ or counterparties’ confidential and other information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our own, our advisors’ or their clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation, regulatory sanctions and financial losses that are either not insured or are not fully covered through any insurance we maintain.

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

Our networks may be vulnerable to unauthorized access, computer viruses and other security problems in the future. We rely on our advisors and employees to comply with our policies and procedures to safeguard confidential data. The failure of our advisors and employees to comply with such policies and procedures could result in the loss or wrongful use of their clients’ confidential information or other sensitive information. In addition, even if we and our advisors comply with our policies and procedures, persons who circumvent security measures could wrongfully use our confidential information or clients’ confidential information or cause interruptions or malfunctions in our operations. Such loss or use could, among other things:

•	seriously damage our reputation;

•	allow competitors access to our proprietary business information;

•	subject us to liability for a failure to safeguard client data;

•	result in the termination of relationships with our advisors;

•	subject us to regulatory sanctions or burdens, based on state law or the authority of the SEC and FINRA to enforce regulations regarding business continuity planning;

•	result in inaccurate financial data reporting and

•	require significant capital and operating expenditures to investigate and remediate the breach.

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

We rely on outsourced service providers to perform certain key technology, processing and support functions. For example, we have an agreement with Thomson Reuters BETA Systems, a division of Thomson Reuters, under which they provide us operational support, including data processing services for securities transactions and back office processing support. Our use of third party service providers may decrease our ability to control operating risks and information technology systems risks. Any significant failures by our service providers could cause us to incur losses and could harm our reputation. If we had to change these service providers, we would experience a disruption to our business. Although we believe we have the resources to make such transitions with minimal disruption, we cannot predict the costs and time for such conversions. We cannot provide any assurance that the disruption caused by a change in our service providers would not have a material adverse affect on our business. We expect to transition additional business processes to third party service providers in connection with the Service Value Commitment, which will increase our reliance on outsourced providers and the related risks described above.

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

We are subject to legal proceedings arising out of our business operations, including lawsuits, arbitration claims, regulatory, governmental or SRO subpoenas, investigations and actions and other claims. Many of our legal claims are client initiated and involve the purchase or sale of investment securities, but other claims may be asserted by regulatory authorities. For example, we have been engaged in discussions with one of our regulators regarding a supervisory matter. As a result of these discussions, we have recorded an estimate of a probable loss in the results of operations for the year ended December 31, 2012.

In our investment advisory programs, we have fiduciary obligations that require us and our advisors to act in the best interests of our advisors' clients. We may face liabilities for actual or alleged breaches of legal duties to our advisors' clients, in respect of issues related to the suitability of the financial products we make available in our open architecture product platform or the investment advice of our advisors based on their clients' investment objectives (including, for example, auction rate securities, alternative investments or exchange traded funds). In addition, we, along with other industry participants, are subject to risks related to litigation and settlements arising from market events such as the failures in the auction rate securities market. We may also become subject to claims, allegations and legal proceedings that we infringe or misappropriate intellectual property or other proprietary rights of others. In addition, we may be subject to legal proceedings related to employment matters, including wage and hour, discrimination or harassment claims. The outcome of any such actions, including regulatory proceedings, cannot be predicted, and a negative outcome in such a matter could result in substantial legal liability, regulatory fines or monetary penalties, censure, loss of intellectual property rights and injunctive or other equitable relief against us. Further, such outcome may cause us significant reputational harm and could have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

We may not realize the benefits we expect from our Service Value Commitment.

On February 5, 2013, we committed to an expansion of our Service Value Commitment, an ongoing effort to position us for sustainable long-term growth by improving the service experience of our financial advisors and delivering efficiencies in our operating model. In connection with our Service Value Commitment, we expected to reposition our labor force, allowing us to focus on our core strengths, and transition select non-advisor-facing functions to a leading global services provider. Our ability to realize the service improvements and efficiencies expected to result from the Service Value Commitment is subject to many risks, and no assurances can be given that we will achieve the expected results.

We may be unable to execute our plans related to the Service Value Commitment, including plans to transform information technology systems and transition business processes to third party service providers, or achieve our projected savings. Our ability to effectively implement our plans within expected costs and realize the expected benefits will depend upon a number of factors, including the finalization of our transition plans; our success in negotiating and developing commercial arrangements with third party service providers that will enable us to realize the service improvements and efficiencies expected to result from the Service Value Commitment; the performance of third party service providers to which we transition business processes; our ability to control operating risks, information technology systems risks and sourcing risks; our success in reinvesting the savings arising from labor repositioning in our service and technology enhancements; time required to complete planned actions; absence of material issues associated with workforce reductions; avoidance of unexpected disruptions in service; and the retention of key employees involved in implementing the initiative. In addition, we may have to incur higher costs than currently anticipated to implement our Service Value Commitment, and the near-term goals of this strategic initiative might not be completed on the current timetable. Finally, our business is dynamic, and we may elect to incur incremental expenses from time to time to grow and better support our business that could partially offset the benefits of this strategic initiative.

Risks Related to Ownership of Our Common Stock

The Sponsors have the ability to significantly influence the outcome of matters submitted for stockholder approval and may have interests that differ from those of our other stockholders.

As of December 31, 2012, investment funds affiliated with the Sponsors owned approximately 43.1% of the outstanding shares of our common stock. So long as investment funds associated with or designated by the Sponsors continue to own a significant amount of the outstanding shares of our common stock, the Sponsors will continue to be able to strongly influence our decisions, regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

In addition, the Sponsors and their affiliates are in the business of making investments in companies and may, from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business. To the extent the Sponsors invest in such other businesses, the Sponsors may have differing interests than our other stockholders. The Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our investors.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to the following factors (in addition to the other risk factors described in this section):

•	actual or anticipated fluctuations in our results of operations;

•	variance in our financial performance from the expectations of equity research analysts;

•	conditions and trends in the markets we serve;

•	announcements of significant new services or products by us or our competitors;

•	additions or changes to key personnel;

•	the commencement or outcome of litigation or regulatory procedures;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	future sale of our equity securities;

•	changes in the estimation of the future size and growth rate of our markets;

•	legislation or regulatory policies, practices or actions and

•	general economic conditions.

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

We have no direct operations and derive all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet any existing or future debt service and other obligations. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us. In addition, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval. Compliance with this regulation may impede our ability to receive dividends from our broker-dealer subsidiary.

Our future ability to pay regular dividends to holders of our common stock is subject to the discretion of our board of directors and will be limited by our ability to generate sufficient earnings and cash flows.
On February 5, 2013, our board of directors declared a regular quarterly cash dividend of $0.135 per share on our outstanding common stock, payable on March 4, 2013. The declaration and payment of any future quarterly cash dividend will be subject to the board of directors' continuing determination that the declaration of future dividends are in the best interests of our stockholders and are in compliance with applicable law. This determination will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions.

The future payment of dividends will also depend on our ability to generate earnings and cash flows. If we are unable to generate sufficient earnings and cash flows from our business, we may not be able to pay dividends on our common stock. In addition, our ability to pay cash dividends on our common stock is dependent on the ability of our subsidiaries to pay dividends, including compliance with limitations under our senior secured credit agreement. Our broker-dealer subsidiary is subject to requirements of the SEC, FINRA, the CFTC and other regulators relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to us.
Anti-takeover provisions in our certificate of incorporation and bylaws could prevent or delay a change in control of our company.

Our certificate of incorporation and our bylaws contain certain provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable, including the following, some of which may only become effective when the Sponsors collectively own less than 40% of our outstanding shares of common stock:

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate offices are located in Boston, Massachusetts where we lease approximately 69,000 square feet of space under a lease agreement that expires on June 30, 2023, with two five-year extensions at our option; in San Diego, California where we lease approximately 407,000 square feet of space across seven separate facilities under lease agreements that expire starting on February 28, 2014; in Charlotte, North Carolina where we lease a total of approximately 238,000 square feet of space under lease agreements expiring on November 30, 2016 and February 28, 2017.

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

	High	Low
2012
Fourth Quarter	$29.87	$23.17
Third Quarter	$34.49	$24.12
Second Quarter	$38.94	$30.20
First Quarter	$38.47	$29.94

2011
Fourth Quarter	$30.54	$25.10
Third Quarter	$34.65	$24.47
Second Quarter	$36.95	$33.15
First Quarter	$35.99	$32.15

2010
Fourth Quarter (beginning November 18, 2010)	$37.22	$31.50

The closing sale price of the Company's common stock as reported on the NASDAQ on December 31, 2012 was $28.16 per share. As of that date there were 481 holders of record of the Company's common stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own the Company's stock because most stock is held in the name of nominees.

Performance Graph

The following graph compares the cumulative total stockholder return since November 18, 2010, the date our common stock began trading on the NASDAQ, with the Standard & Poor’s 500 Financial Sector Index (the "S&P 500 Financial") and the Dow Jones U.S. Financial Services Index (the "Dow Jones Financial"). The graph assumes that the value of the investment in our common stock, the S&P 500 Financial and the Dow Jones Financial was $100 on November 18, 2010 and assumes the reinvestment of all dividends.

125
120
115
110
105
100
95
90
85
80
75
Value
11/18/10
12/31/10
03/31/11
06/30/11
09/30/11
12/31/11
03/30/12
06/30/12
09/30/12
12/31/12
Date
LPLA
S&P 500 Financial Sector Index
Dow Jones U.S. Financial Services Index

Dividends
Cash dividends per share of common stock and total cash dividends paid during each quarter for the year ended December 31, 2012 were as follows (in millions, except per share data):

	Dividend per Share	Total Cash Dividend
Second quarter	$2.00	$222.6
Third quarter	$0.12	$13.2
Fourth quarter	$0.12	$13.0
On February 05, 2013, the Board of Directors declared a cash dividend of $0.135 per share on our outstanding common stock to be paid on March 4, 2013 to all stockholders of record on February 18, 2013.
Any future determination relating to the declaration and payment of dividends will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that our board of directors may deem relevant. Our senior secured credit agreement contains restrictions on our activities, including paying dividends on our capital stock. For an explanation of these restrictions, see “Management’s Discussion and

Analysis of Financial Condition and Results of Operations — Indebtedness”. In addition, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval, potentially impeding our ability to receive dividends from LPL Financial.

Equity Compensation Plan Information

The table below sets forth as of December 31, 2012 information on compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	8,166,807	$27.43	7,698,253	(1)
Equity compensation plans not approved by security holders	33,067	$22.50	—	(2)
Total	8,199,874	$27.41	7,698,253
____________

(1)
Includes shares available for future issuance under our 2010 Omnibus Equity Incentive Plan. Following our initial public offering (“IPO”), grants are no longer made under our 2005 Stock Option Plan for Incentive Stock Options, 2005 Stock Option Plan for Non-Qualified Stock Options, 2008 Stock Option Plan and Advisor Incentive Plan.

(2)	Following our IPO, grants are no longer made under our Financial Institution Incentive Plan.
Issuance Under 2008 LPL Investment Holdings Inc. Financial Institution Incentive Plan

As of December 31, 2012, we had outstanding 33,067 warrants to purchase common stock under our 2008 LPL Financial Holdings Inc. Financial Institution Incentive Plan (the “Financial Institution Incentive Plan”). Eligible participants under this plan include financial institutions in a position to make a significant contribution to the success of our firm. The plan is administered by the Board or such other committee as may be appointed by the Board to administer the plan. The exercise price of warrants is equal to the fair market value on the grant date. Warrant awards vest in equal increments of 20.0% over a five-year period and expire on the 10th anniversary following the date of grant. The Financial Institution Incentive Plan has not been approved by security holders. Following our IPO, grants were no longer to be made under our Financial Institution Incentive Plan.

Purchases of Equity Securities by the Issuer
The table below sets forth information regarding repurchases on a monthly basis during the fourth quarter of 2012:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
October 1, 2012 through October 31, 2012	735,770	$28.57	735,770	$4,518,281
November 1, 2012 through November 30, 2012	1,385,997	$27.02	1,385,997	$117,092,158
December 1, 2012 through December 31, 2012	1,079,074	$28.00	1,079,074	$86,901,384
Total	3,200,841	$27.71	3,200,841	$86,901,384
____________________

(1)
The repurchase of shares was executed under the share repurchase programs approved by the Board of Directors on August 16, 2011, May 25, 2012 and September 27, 2012, through which the Company may repurchase $70.0 million, $75.0 million and $150.0 million, respectively, of its outstanding shares of common stock. See Note 15 - Stockholders' Equity, within our notes to consolidated financial statements for additional information.

Item 6.  Selected Financial Data

The following table sets forth our selected historical financial information for the past five fiscal years. The selected historical financial information presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated statements of financial condition data as of December 31, 2012 and 2011 from our audited financial statements included in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2009 and 2008 and consolidated statements of financial condition data as of December 31, 2010, 2009 and 2008 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated statements of operations data:
Net revenues	$3,661,088	$3,479,375	$3,113,486	$2,749,505	$3,116,349
Total expenses	3,410,497	3,196,690	3,202,335	2,676,938	3,023,584
Income (loss) from operations before provision for (benefit from) income taxes	250,591	282,685	(88,849)	72,567	92,765
Provision for (benefit from) income taxes	98,673	112,303	(31,987)	25,047	47,269
Net income (loss)	151,918	170,382	(56,862)	47,520	45,496
Per share data:
Earnings (loss) per basic share	$1.39	$1.55	$(0.64)	$0.54	$0.53
Earnings (loss) per diluted share	$1.37	$1.50	$(0.64)	$0.47	$0.45
Cash dividends paid per share	$2.24	$—	$—	$—	$—

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated statements of financial condition data:
Cash and cash equivalents	$466,261	$720,772	$419,208	$378,594	$219,239
Total assets	3,988,524	3,816,326	3,646,167	3,336,936	3,381,779
Total debt(1)	1,317,825	1,332,668	1,386,639	1,369,223	1,467,647
Continued on following page

	As of and for the Year Ended December 31,
	2012	2011	2010	2009	2008
Other financial and operating data:
Adjusted EBITDA (in thousands)(2)	$454,482	$459,720	$413,113	$356,068	$350,171
Adjusted Earnings (in thousands)(2)	$225,029	$218,585	$172,720	$129,556	$108,863
Adjusted Earnings per share(2)	$2.03	$1.95	$1.71	$1.32	$1.09
Gross Margin (in thousands)(3)	$1,112,251	$1,030,951	$937,933	$844,926	$953,301
Gross Margin as a % of net revenue(3)	30.4%	29.6%	30.1%	30.7%	30.6%
Number of advisors(4)	13,352	12,847	12,444	11,950	11,920
Advisory and brokerage assets (in billions)(5)	$373.3	$330.3	$315.6	$279.4	$233.9
Advisory assets under custody (in billions)(6)	$122.1	$101.6	$93.0	$77.2	$59.6
Insured cash account balances (in billions)(6)	$16.3	$14.4	$12.2	$11.6	$11.2
Money market account balances (in billions)(6)	$8.4	$8.0	$6.9	$7.0	$11.2
____________

(1)	Total debt consists of our senior secured credit facilities, senior unsecured subordinated notes, revolving line of credit facility and bank loans payable.

(2)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate Growth” for an explanation of non-GAAP measures Adjusted EBITDA, Adjusted Earnings and Adjusted Earnings per share.

(3)
Gross Margin is calculated as net revenues less production expenses. Production expenses consist of the following expense categories from our consolidated statements of operations: (i) commission and advisory and (ii) brokerage, clearing and exchange. All other expense categories, including depreciation and amortization, are considered general and administrative in nature. Because our gross margin amounts do not include any depreciation and amortization expense, we consider our gross margin amounts to be non-GAAP measures which may not be comparable to those of others in our industry. Additionally in 2010, upon closing our IPO in the fourth quarter, the restriction on approximately 7.4 million shares of common stock issued to our advisors under the Fifth Amended and Restated 2000 Stock Bonus Plan was released. Accordingly, we recorded a share-based compensation charge of $222.0 million in the fourth quarter of 2010, representing the offering price of $30.00 per share multiplied by 7.4 million shares. This charge has been classified as adjusted production expense in 2010. Therefore gross margin and gross margin as a percentage of net revenue, as calculated for 2010 above, does not include this charge for comparability purposes with previous years shown.

(4)
Number of advisors is defined as those investment professionals who are licensed to do business with our broker-dealer subsidiaries. During 2012, an institutional client's parent company consolidated its operations onto the broker-dealer platform of an affiliate within its organization, which resulted in a loss of 181 advisors. Excluding the attrition of the institutional client's advisors, we added 686 net new advisors during the twelve months ended December 31, 2012. In 2011, we consolidated the operations of UVEST with LPL Financial which resulted, as expected, in attrition of 146 advisors. Excluding attrition from the integration of the UVEST platform, we added 549 net new advisors during the year ended December 31, 2011. In 2009, we attracted record levels of new advisors due to the dislocation in the marketplace that impacted many of our competitors. This record recruitment was offset by attrition related to the consolidation of the operations of the Affiliated Entities which resulted, as expected, in attrition of 720 advisors. Excluding attrition from the integration of the Affiliated Entities, we added 750 net new advisors during the year ended December 31, 2009.

(5)
Advisory and brokerage assets are comprised of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Such totals do not include the market value of certain other client assets as of December 31, 2012, comprised of $46.4 billion held in retirement plans supported by advisors licensed with LPL Financial, $12.0 billion of trust assets supported by Concord Capital Partners ("Concord"), and $59.1 billion of assets supported by Fortigent Holdings Company, Inc. Data regarding certain of these assets was not available at December 31, 2011. In addition, reported retirement plan assets represent assets that are custodied with 26 third-party providers of retirement plan administrative services who provide reporting feeds. We estimate the total assets in retirement plans supported to be between $70.0 billion and $85.0 billion. If we receive reporting feeds in the future from providers for whom we do not currently receive feeds, we intend to include and identify such additional assets in this metric. During the fourth quarter of 2012, we began receiving a reporting feed from one such provider, which accounted for $4.1 billion of the $4.8 billion increase to $46.4 billion from the $41.6 billion of assets reported at September 30, 2012.

(6)
In reporting our financial and operating results for the year ended December 31, 2012, we have renamed this business metric as advisory assets under custody (formerly known as advisory assets under management). Advisory assets under custody, insured cash account balances and money market account balances are components of advisory and brokerage assets. Advisory assets under custody are comprised of advisory assets under management in our corporate RIA platform, and Independent RIA assets in advisory accounts custodied by us.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in Item 8 of this Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. Please also refer to the section under heading "Special Note Regarding Forward-Looking Statements."

Overview
We are the nation's largest independent broker-dealer, a top custodian for registered investment advisors ("RIAs"), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 13,300 independent financial advisors including financial advisors at approximately 700 financial institutions (our "advisors") across the country, enabling them to provide their retail investors (their "clients") with objective, conflict-free financial advice. We also support approximately 4,500 financial advisors who are affiliated and licensed with insurance companies with customized clearing services, advisory platforms and technology solutions.
In addition, through our subsidiary companies, we support a diverse client base. Fortigent Holdings Company, Inc. is a leading provider of solutions and consulting services to RIAs, banks and trust companies servicing high-net-worth clients, while The Private Trust Company N.A. manages trusts and family assets for high-net-worth clients in all 50 states. Our newest subsidiary, NestWise LLC, supports the recruitment and development of new-to-the-industry financial advisors dedicated to serving mass market clients under the fee-based, independent model.
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
For over 20 years, we have served the independent advisor market. We currently support the largest independent advisor base and we believe we have the fourth largest overall advisor base in the United States based on the information available as of the date this Annual Report on Form 10-K has been issued. Through our advisors, we are also one of the largest distributors of financial products in the United States. Our scale is a substantial competitive advantage and enables us to more effectively attract and retain advisors. Our unique business model allows us to invest in more resources for our advisors, increasing their revenues and creating a virtuous cycle of growth. We have approximately 2,900 employees with primary offices in Boston, Charlotte and San Diego.
Our Sources of Revenue
Our revenues are derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust and reporting platforms. We also generate asset-based revenues through our platform of over 8,900 financial products from a broad range of product manufacturers. Under our self-clearing platform, we custody the majority of client assets invested in these financial products, for which we provide statements, transaction processing and ongoing account management. In return for these services, mutual funds, insurance companies, banks and other financial product manufacturers pay us fees based on asset levels or number of accounts managed. We also earn interest from margin loans made to our advisors’ clients.
We track recurring revenue, a characterization of net revenue and a statistical measure, which we define to include our revenues from asset-based fees, advisory fees, trailing commissions, cash sweep programs and certain other fees that are based upon accounts and advisors. Because certain recurring revenues are associated with asset balances, they will fluctuate depending on the market values and current interest rates. These asset balances, specifically related to advisory revenues and asset-based revenues, have a correlation of approximately 60% to the fluctuations of the overall market, as measured by the S&P 500. Accordingly, our recurring revenue can be negatively impacted by adverse external market conditions. However, recurring revenue is meaningful to us despite these fluctuations because it is not dependent upon transaction volumes or other activity-based revenues, which are more difficult to predict, particularly in declining or volatile markets.
The table below summarizes the sources of our revenue, the primary drivers of each revenue source and the percentage of each revenue source that represents recurring revenue, a characterization of revenue and a statistical measure:

			For the Year Ended December 31, 2012
	Sources of Revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commission	- Transactions - Brokerage asset levels	$1,821	50%	39%
	Advisory	- Advisory asset levels	$1,062	29%	99%
Attachment revenue retained by us	Asset-Based - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Number of accounts - Client asset levels	$403	11%	100%
	Transaction and Other - Transactions - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Premium technology subscribers	$322	9%	64%
	Interest and Other Revenue	- Margin accounts - Alternative investment transactions	$53	1%	43%
	Total Net Revenue		$3,661	100%	65%
	Total Recurring Revenue		$2,395	65%

•	Commission and Advisory Revenues. Commission and advisory revenues both represent advisor-generated revenue, generally 85-90% of which is paid to advisors.

Commission Revenues.  We generate two types of commission revenues: front-end sales commissions that occur at the point of sale and trailing commissions. Transaction-based commission revenues primarily represent gross commissions generated by our advisors, primarily from commissions earned on the sale of various financial products such as mutual funds, variable and fixed annuities, alternative investments, general securities, fixed income, insurance, group annuities and options and commodities. The levels of transaction-based commissions can vary from period to period based on the overall economic environment, number of trading days in the reporting period and investment activity of our advisors' clients. We earn trailing commission revenues (a commission that is paid over time, such as 12(b)-1 fees) on mutual funds and variable annuities held by clients of our advisors. Trailing commissions are recurring in nature and are earned based on the current market value of investment holdings in trail-eligible assets.

Advisory Revenues.  Advisory revenues represent fees charged on our corporate RIA platform to clients of our advisors based on the value of advisory assets. Advisory fees are typically billed to clients quarterly, in advance, and are recognized as revenue ratably during the quarter. The value of the assets in the advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. The majority of our accounts are billed using values as of the last business day of each calendar quarter. Generally, the advisory revenues collected on our corporate RIA platform range from 0.5% to 3.0% of the underlying assets.

In addition, we support independent RIAs who conduct their advisory business through separate entities by establishing their own RIA ("Independent RIAs") pursuant to the Investment Advisers Act of 1940, rather than using our corporate RIA. The assets held under these investment advisory accounts custodied with LPL Financial LLC (“LPL Financial”) are included in our advisory and brokerage assets, net new advisory assets and advisory assets under custody metrics. The advisory revenue generated by an Independent RIA is earned by the Independent RIA, and accordingly is not included in our advisory revenue. However, there are administrative fees charged to Independent RIAs including custody and clearing fees, based on the value of assets within these advisory accounts. The administrative fees collected on our Independent RIA platform vary, and can reach a maximum of 0.6% of the underlying assets.

Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.

•
Asset-Based Revenues.  Asset-based revenues are comprised of fees from cash sweep programs, our sponsorship programs with financial product manufacturers, and omnibus processing and networking services. Pursuant to contractual arrangements, uninvested cash balances in our advisors’ client accounts are swept into either insured deposit accounts at various banks or third-party money market funds, for which we receive fees, including administrative and record-keeping fees based on account type and the invested balances. In addition, we receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales-force education and training efforts. Our omnibus and networking revenues represent fees paid to us in exchange for administrative and record-keeping services that we provide to clients of our advisors. Omnibus revenues, paid to us by mutual fund manufacturers, are generally correlated to assets served while networking revenues, paid to us by mutual fund and annuity product manufacturers, are correlated to the number of positions we administer.

•
Transaction and Other Revenues.  Revenues earned from transactions and other services provided primarily consist of transaction fees and ticket charges, subscription fees, Individual Retirement Account ("IRA") custodian fees, contract and license fees, conference fees and other client account fees. We charge fees to our advisors and their clients for executing certain transactions in brokerage and fee-based advisory accounts. We earn subscription fees for various services provided to our advisors and on IRA custodial services that we provide for their client accounts. We charge monthly administrative fees to our advisors and fees to advisors who subscribe to our reporting services. We charge fees to financial product manufacturers for participating in our training and marketing conferences. In addition, we host certain advisor conferences that serve as training, sales and marketing events, for which we charge an attendance fee.

•
Other Revenue.  Other revenue includes marketing re-allowance fees from certain financial product manufacturers, primarily those who offer alternative investments, mark-to-market gains or losses on assets held by us for the advisors' non-qualified deferred compensation plan and our model portfolios, revenues from our retirement partner program, as well as interest income from client margin accounts and cash equivalents, net of operating interest expense and other items.

Our Operating Expenses

•
Production Expenses.  Production expenses are comprised of the following: base payout amounts that are earned by and paid out to advisors based on commission and advisory revenues earned on each client's account (collectively, commission and advisory revenues earned are referred to as gross dealer concessions, or "GDC"); production bonuses earned by advisors based on the levels of commission and advisory revenues they produce; the recognition of share-based compensation expense from stock options and warrants granted to advisors and financial institutions based on the fair value of the awards at each interim reporting period; a mark-to-market gain or loss on amounts designated by advisors as deferred commissions in a non-qualified deferred compensation plan at each interim reporting period; and brokerage, clearing and exchange fees. Our production payout ratio is calculated as production expenses excluding brokerage, clearing and exchange fees, divided by GDC.

We characterize production payout, which includes all production expenses except brokerage, clearing and exchange fees, as either GDC sensitive or non-GDC sensitive. Base payout amounts and production bonuses earned by and paid to advisors are GDC sensitive because they are variable and highly correlated to the level of our commission and advisory revenues in a particular reporting period. Non-GDC sensitive payout includes share-based compensation expense from stock options and warrants granted to advisors and financial institutions based on the fair value of the awards at each interim reporting period, and mark-to-market gains or losses on amounts designated by advisors as deferred commissions in a non-qualified deferred compensation plan. Non-GDC sensitive payout is correlated to market movement in addition to the value of our stock. We believe that production payout, viewed in addition to, and not in lieu of, our production expenses, provides useful information to investors regarding our payouts to advisors.
The following table is presented as an illustration of how the aforementioned production expenses impact our production payout ratio for the year ended December 31, 2012:

Base payout rate	84.16%
Production based bonuses	2.68%
GDC sensitive payout	86.84%
Non-GDC sensitive payout	0.22%
Total Payout Ratio	87.06%
________________________________
See "Results of Operations" for comparative 2011 and 2010 periods' analyses of production payout ratio.

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

How We Evaluate Our Business

We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics as of and for the years ended December 31, 2012, 2011 and 2010 are as follows:

	As of and for the Year Ended December 31,
	2012	2011	2010

Business Metrics
Advisors(1)	13,352	12,847	12,444
Advisory and brokerage assets (in billions)(2)	$373.3	$330.3	$315.6
Advisory assets under custody (in billions)(3)(4)	$122.1	$101.6	$93.0
Net new advisory assets (in billions)(5)	$10.9	$10.8	$8.5
Insured cash account balances (in billions)(4)	$16.3	$14.4	$12.2
Money market account balances (in billions)(4)	$8.4	$8.0	$6.9

Financial Metrics
Revenue growth from prior year	5.2%	11.8%	13.2%
Recurring revenue as a % of net revenue(6)	65.4%	62.7%	60.7%
Net income (loss) (in millions)	$151.9	$170.4	$(56.9)
Earnings (loss) per share (diluted)	$1.37	$1.50	$(0.64)
Non-GAAP Measures:
Gross margin (in millions)(7)	$1,112.3	$1,031.0	$937.9
Gross margin as a % of net revenue(7)	30.4%	29.6%	30.1%
Adjusted EBITDA (in millions)	$454.5	$459.7	$413.1
Adjusted EBITDA as a % of net revenue	12.4%	13.2%	13.3%
Adjusted EBITDA as a % of gross margin(7)	40.9%	44.6%	44.0%
Adjusted Earnings (in millions)	$225.0	$218.6	$172.7
Adjusted Earnings per share (diluted)	$2.03	$1.95	$1.71
____________

(1)
Advisors are defined as those independent financial advisors and financial advisors at financial institutions who are licensed to do business with the Company's broker-dealer subsidiary. During 2012, an institutional client's parent company consolidated its operations onto the broker-dealer platform of an affiliate within its organization, which resulted in a loss of 181 advisors. Excluding the attrition of the institutional client's advisors, we added 686 net new advisors during the twelve months ended December 31, 2012. We consolidated the operations of UVEST with LPL Financial which resulted, as expected, in the attrition of 146 advisors during the year ended December 31, 2011. Excluding attrition from the integration of the UVEST platform, we added 549 net new advisors during the twelve months ended December 31, 2011.

(2)
Advisory and brokerage assets are comprised of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Such totals do not include the market value of certain other client assets as of December 31, 2012, comprised of $46.4 billion held in retirement plans supported by advisors licensed with LPL Financial, $12.0 billion of trust assets supported by Concord Capital Partners ("Concord"), and $59.1 billion of assets supported by Fortigent Holdings Company, Inc. Data regarding certain of these assets was not available at December 31, 2011. In addition, reported retirement plan assets represent assets that are custodied with 26 third-party providers of retirement plan administrative services who provide reporting feeds. We estimate the total assets in retirement plans served to be between $70.0 billion and $85.0 billion. If we receive reporting feeds in the future from providers for whom we do not currently receive feeds, we intend to include and identify such additional assets in this metric. During the fourth quarter of 2012, we began receiving a reporting feed from one such provider, which accounted for $4.1 billion of the $4.8 billion increase to $46.4 billion from the $41.6 billion of assets reported at September 30, 2012.

(3)	In reporting our financial and operating results for the year ended December 31, 2012, we have renamed this business metric as advisory assets under custody (formerly known as advisory assets under management). Advisory assets under custody are comprised of advisory assets under management in our corporate RIA platform, and Independent RIA assets in advisory accounts custodied by us. See "Results of Operations" for a tabular presentation of advisory assets under custody.

(4)	Advisory assets under custody, insured cash account balances and money market account balances are components of advisory and brokerage assets.

(5)	Represents net new advisory assets consisting of funds from new accounts and additional funds deposited into existing advisory accounts that are custodied in our fee-based advisory platforms.

(6)
Recurring revenue, a characterization of net revenue and a statistical measure, is derived from sources such as advisory revenues, asset-based revenues, trailing commission revenues, revenues related to our cash sweep programs, interest earned on margin accounts and technology and service revenues, and is not meant as a substitute for net revenues.

(7)
Gross margin is calculated as net revenues less production expenses. Production expenses consist of the following expense categories from our consolidated statements of operations: (i) commission and advisory and (ii) brokerage, clearing and exchange. All other expense categories, including depreciation and amortization, are considered general and administrative in nature. Because our gross margin amounts do not include any depreciation and amortization expense, we consider our gross margin amounts to be non-GAAP measures that may not be comparable to those of others in our industry.

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

Set forth below is a reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Net income (loss)	$151,918	$170,382	$(56,862)
Interest expense	54,826	68,764	90,407
Income tax expense (benefit)	98,673	112,303	(31,987)
Amortization of purchased intangible assets and software(1)	39,542	38,981	43,658
Depreciation and amortization of all other fixed assets	32,254	33,760	42,379
EBITDA	377,213	424,190	87,595
EBITDA Adjustments:
Employee share-based compensation expense(2)	17,544	14,978	10,429
Acquisition and integration related expenses(3)	20,474	(3,815)	12,569
Restructuring and conversion costs(4)	6,146	22,052	22,835
Debt amendment and extinguishment costs(5)	16,652	—	38,633
Equity issuance and related offering costs(6)	4,486	2,062	240,902
Other(7)	11,967	253	150
Total EBITDA Adjustments	77,269	35,530	325,518
Adjusted EBITDA	$454,482	$459,720	$413,113
____________

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 and our various acquisitions.

(2)
Represents share-based compensation expense for equity awards granted to employees, officers and directors. Such awards are measured based on the grant-date fair value and share-based compensation is recognized over the requisite service period of the individual grants, which generally equals the vesting period.

(3)
Represents acquisition and integration costs resulting from various acquisitions, including changes in the estimated fair value of future payments, or contingent consideration, required to be made to former shareholders of certain acquired entities. During the year ended December 31, 2012, approximately $11.4 million was recognized as a charge against earnings due to a net increase in the estimated fair value of contingent consideration. As previously disclosed, we have been involved in a legal dispute with a third-party indemnitor under a purchase and sale agreement with respect to the indemnitor's refusal to make indemnity payments that we believed were required under the purchase and sale agreement. Included in the year ended December 31, 2010, is $11.4 million of expenditures related to the legal dispute with the third-party indemnitor that has been classified within general and administrative expenses and included in the presentation of Adjusted EBITDA, a non-GAAP measure. We settled our legal dispute with the third-party indemnitor in the fourth quarter of 2011. Accordingly in 2011, we received a $10.5 million cash settlement, $9.8 million of which has been excluded from the presentation of Adjusted EBITDA, a non-GAAP measure. See Note 14 - Commitments and Contingencies, within the notes to consolidated financial statements for additional information.

(4)
Represents organizational restructuring charges and conversion and other related costs incurred resulting from the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities. As of December 31, 2012, approximately 89% and 98%, respectively, of costs related to these two initiatives have been recognized. The remaining costs largely consist of the amortization of transition payments that have been made in connection with these two conversions for the retention of advisors and financial institutions that are expected to be recognized into earnings by December 2014.

(5)
For the year ended December 31, 2012, represents expenses incurred resulting from the early extinguishment and repayment of amounts outstanding under the prior senior secured credit facilities, including the write-off of $16.5 million of unamortized debt issuance costs that have no future economic benefit, as well as various other charges incurred in connection with the establishment of the new senior secured credit facilities. For the year ended December 31, 2010, represents debt amendment costs incurred in 2010 for amending and restating our senior secured credit agreement to establish a new term loan tranche and to extend the maturity of an existing tranche on our senior credit facilities.

(6)
Represents equity issuance and offering costs incurred in the years ended December 31, 2012, 2011 and 2010, related to the closing of a secondary offering in the second quarter of 2012, the closing of a secondary offering in the second quarter of 2011 and our initial public offering (“IPO”) in the fourth quarter of 2010, respectively. In addition, results for the year ended December 31, 2012, include a $3.9 million charge for the late deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with our 2010 IPO. See Note 14 - Commitments and Contingencies, within the notes to consolidated financial statements for additional information.

(7)
Results for the year ended December 31, 2012 include approximately $7.0 million for consulting services and technology development aimed at enhancing the Company's performance in support of its advisors while operating at a lower cost. In addition, results for the year ended December 31, 2012, include an asset impairment charge of $4.0 million for certain fixed assets related to internally developed software that were determined to have no estimated fair value. Remaining costs include certain excise and other taxes.

Adjusted Earnings and Adjusted Earnings per share

Adjusted Earnings represents net income before: (a) employee share-based compensation expense, (b) amortization of intangible assets and software, a component of depreciation and amortization resulting from our merger transaction in 2005 and our various acquisitions, (c) acquisition and integration related expenses, (d) restructuring and conversion costs, (e) debt amendment and extinguishment costs, (f) equity issuance and related offering costs and (g) other. Reconciling items are tax effected using the income tax rates in effect for the applicable period, adjusted for any potentially non-deductible amounts.

In reporting our financial and operating results for the years ended December 31, 2012, 2011 and 2010, we renamed our non-GAAP performance measures to Adjusted Earnings and Adjusted Earnings per share.

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

•
because costs associated with acquisitions and related integrations, debt refinancing, restructuring and conversions, and equity issuance and related offering costs can vary from period to period and transaction to transaction, expenses associated with these activities are not considered a key measure of our operating performance; and

•
because amortization expenses can vary substantially from company to company and from period to period depending upon each company’s financing and accounting methods, the fair value and average expected life of acquired intangible assets and the method by which assets were acquired, the amortization of intangible assets obtained in acquisitions are not considered a key measure in comparing our operating performance.

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

We understand that, although Adjusted Earnings and Adjusted Earnings per share are frequently used by securities analysts and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider Adjusted Earnings and Adjusted Earnings per share in isolation, or as substitutes for an analysis of our results as reported under GAAP. In particular you should consider:

•	Adjusted Earnings and Adjusted Earnings per share do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Adjusted Earnings and Adjusted Earnings per share do not reflect changes in, or cash requirements for, our working capital needs; and

•	Other companies in our industry may calculate Adjusted Earnings and Adjusted Earnings per share differently than we do, limiting their usefulness as comparative measures.

Management compensates for the inherent limitations associated with using Adjusted Earnings and Adjusted Earnings per share through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted Earnings to the most directly comparable GAAP measure, net income.

The following table sets forth a reconciliation of net income (loss) to non-GAAP measures Adjusted Earnings and Adjusted Earnings per share for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share data):

	For the Year Ended December 31,
	2012	2011	2010
	(unaudited)
Net income (loss)	$151,918	$170,382	$(56,862)
After-Tax:
EBITDA Adjustments(1)
Employee share-based compensation expense(2)	13,161	11,472	8,400
Acquisition and integration related expenses(3)	11,106	(2,354)	7,638
Restructuring and conversion costs	3,792	13,606	13,877
Debt amendment and extinguishment costs	10,274	—	23,477
Equity issuance and related offering costs(4)	4,262	1,272	149,568
Other	7,384	156	91
Total EBITDA Adjustments	49,979	24,152	203,051
Amortization of purchased intangible assets and software(1)	24,397	24,051	26,531
Acquisition related benefit for a net operating loss carry-forward(5)	(1,265)	—	—
Adjusted Earnings	$225,029	$218,585	$172,720
Adjusted Earnings per share(6)	$2.03	$1.95	$1.71
Weighted average shares outstanding — diluted(7)	111,060	112,119	100,933
____________

(1)
EBITDA Adjustments and amortization of purchased intangible assets and software have been tax effected using a federal rate of 35.0% and the applicable effective state rate which was 3.30%, net of the federal tax benefit, for the periods presented.

(2)
Represents the after-tax expense of non-qualified stock options for which we receive a tax deduction upon exercise, restricted stock awards for which we receive a tax deduction upon vesting, and the full expense impact of incentive stock options granted to employees that have vested and qualify for preferential tax treatment and conversely, for which we do not receive a tax deduction. Share-based compensation for vesting of incentive stock options was $6.1 million, $5.8 million and $5.3 million, respectively, for the years ended December 31, 2012, 2011 and 2010.

(3)
Represents the after-tax expense of acquisition and related costs for which we receive a tax deduction. In addition, the results for the twelve months ended December 31, 2012 include a $5.7 million reduction of expense relating to the fair value of contingent consideration for the stock acquisition of Concord, that is not deductible for tax purposes and that we do not consider to be indicative of our core performance.

(4)
Represents after-tax equity issuance and offering costs incurred in the years ended December 31, 2012, 2011 and 2010, related to the closing of a secondary offering in the second quarter of 2012, the closing of a secondary offering in the second quarter of 2011 and the full expense impact of $8.1 million of offering costs incurred in the fourth quarter of 2010 for which we do not receive a tax deduction, respectively. In addition, results for the year ended December 31, 2012 include a $3.9 million charge in other expenses in the consolidated statements of operations for the late deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with our 2010 IPO, that is not deductible for tax purposes. See Note 14 - Commitments and Contingencies, within the notes to consolidated financial statements for additional information.

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

(6)
Represents Adjusted Earnings, a non-GAAP measure, divided by weighted average number of shares outstanding on a fully diluted basis. Set forth is a reconciliation of earnings (loss) per share on a fully diluted basis as calculated in accordance with GAAP to Adjusted Earnings per share:

	For the Year Ended December 31,
	2012	2011	2010
	(unaudited)
Earnings (loss) per share — diluted	$1.37	$1.50	$(0.64)
Adjustment to include dilutive shares, not included in GAAP earnings (loss) per share	—	—	0.08
Adjustment for allocation of undistributed earnings to stock units	—	0.02	—
After-Tax:
EBITDA Adjustments per share	0.45	0.22	2.01
Amortization of purchased intangible assets and software per share	0.22	0.21	0.26
Acquisition related benefit for a net operating loss carry-forward per share	(0.01)	—	—
Adjusted Earnings per share	$2.03	$1.95	$1.71

(7)
Included within the weighted average share count for the year ended December 31, 2012, is approximately 850,000 shares resulting from the distribution pursuant to the 2008 Nonqualified Deferred Compensation Plan in February 2012 that were not included in the weighted average share count for the year ended December 31, 2011. See Note 15 - Stockholders' Equity, within the notes to consolidated financial statements for additional information.

The following table reflects pro-forma Adjusted Earnings per share, a non-GAAP measure, and growth in pro-forma Adjusted Earnings per share, assuming weighted average shares outstanding on a fully diluted basis as of December 31, 2012 were also outstanding as of December 31, 2011 (in thousands, except per share data):

	For the Year Ended December 31,			% Change
	2012	2011	2010	'12 vs. '11	'11 vs. '10
	(unaudited)
Adjusted Earnings	$225,029	$218,585	$172,720
Weighted average shares outstanding — diluted as of December 31, 2012	111,060	111,060	111,060
Pro-forma Adjusted Earnings per share	$2.03	$1.97	$1.56	3.0%	26.3%

Acquisitions, Integrations and Divestitures

From time to time we undertake acquisitions and/or divestitures based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. The following describes significant acquisition and divestiture activities that have impacted our 2010, 2011 and 2012 results.

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

While our acquisition of the Affiliated Entities has contributed to the overall growth of our base of advisors and related revenue and market position, the consolidation into LPL Financial resulted in restructuring costs in the form of personnel costs, system costs and professional fees, as well as restructuring charges including severance and one-time termination benefits, lease and contract termination fees, asset impairments and transfer and conversion costs. See Note 4 - Restructuring, within the notes to consolidated financial statements for additional information.

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

Consolidation of UVEST Financial Services Group, Inc.

On March 14, 2011, we committed to a corporate restructuring plan to enhance our service offering, while generating operating efficiencies. The restructuring plan included the consolidation of the operations of our subsidiary, UVEST, with those of LPL Financial. In connection with the consolidation of UVEST, certain registered representatives formerly associated with UVEST moved to LPL Financial through a transfer of their licenses. The transfers began in July 2011 and were completed in December 2011. Following the transfer, all registered representatives and client accounts that transferred are now associated with LPL Financial. UVEST has withdrawn its registration with the Financial Industry Regulatory Authority ("FINRA") effective July 16, 2012, and is no longer subject to net capital filing requirements.

Based on current estimates, we expect to improve pre-tax profitability by approximately $10.0 million per year upon the completion of the UVEST integration activities by creating operational efficiencies and revenue opportunities. See Note 4 - Restructuring, within the notes to consolidated financial statements for additional information.

Acquisition of Concord Capital Partners

On June 22, 2011, we acquired all of the outstanding common stock of Concord. Concord provides open architecture investment management solutions for trust departments of financial institutions. As of December 31, 2012, $0.5 million remained in an escrow account to be paid to former shareholders of Concord in accordance with the terms of the stock purchase agreement. We may be required to pay future consideration that is contingent upon the achievement of certain gross margin-based milestones for the year ending December 31, 2013. We estimated the fair value of the contingent consideration at the close of the transaction and re-measure contingent consideration at fair value at each interim reporting period with changes recognized in earnings. The maximum amount of contingent consideration is $15.0 million; however, based on our current estimate, we expect any payment to range between $0.0 million and $12.0 million in 2014.

Acquisition of Fortigent Holdings Company, Inc.
On April 23, 2012, we acquired all of the outstanding common stock of Fortigent Holdings Company, Inc. and its wholly owned subsidiaries Fortigent, LLC, a registered investment advisory firm, Fortigent Reporting Company, LLC and Fortigent Strategies Company, LLC (together, "Fortigent"). Fortigent is a leading provider of solutions and consulting services to RIAs, banks and trust companies servicing high-net-worth clients. This strategic acquisition further enhances our capabilities and offers an extension of our existing services for wealth management advisors.
Total purchase price consideration at the closing of the transaction was $38.8 million. As of December 31, 2012, $8.1 million remained in an escrow account to be paid to former shareholders of Fortigent in accordance with the terms of the stock purchase agreement.

Acquisition of Veritat Advisors, Inc.
On July 10, 2012, we acquired all of the outstanding common stock of Veritat Advisors, Inc. ("Veritat"). Veritat was a registered investment advisory firm that developed and utilized a proprietary online financial planning platform designed to support advisors who serve the mass market. This strategic acquisition will enhance our technological capabilities and increase the flexibility of our service offering in light of our recently announced initiative to serve mass market clients through the formation of NestWise LLC.

At the closing of the transaction we paid $4.9 million, net of cash acquired. We may be required to pay future consideration to the former Veritat shareholders that is contingent upon the achievement of certain financial targets and retention of key employees. The maximum aggregate amount of contingent payments is $20.9 million to be paid over the following measurement dates: December 31, 2013, June 30, 2015, June 30, 2017 and December 31, 2017 (together, the "Performance Measurement Dates"), if such financial targets are fully achieved and key employees are retained. Based on our current estimate, we expect to make cash payments in an aggregate amount between $5.0 million and $18.0 million at the Performance Measurement Dates.

Economic Overview and Impact of Financial Market Events

In 2012, valuations in the United States equity markets generally improved with the S&P 500 closing the year at 1,426, up 13.4% from its closing level on December 31, 2011. Notwithstanding the general upward trend of the equity markets, 2012 had periods of weakness, such as the period from May 1st to June 1st, when the S&P 500 declined by 9.1%. The overall equity market levels improved despite lingering economic concerns about US and global growth rates, a persistent high unemployment level, and sovereign debt concerns in certain countries in the European Union. These continuing concerns have led to lack of retail investor engagement throughout the year, as illustrated by relatively soft trading volumes in the equity markets and consistent outflows from equity mutual funds.
In response to the economic concerns, central banks including the Federal Reserve have continued to maintain interest rates at historically low levels. The average Federal Funds effective rate was 0.14% in 2012, a slight increase from the average of 0.10% in 2011. The prolonged low interest rate environment pressured our revenues from our cash sweep programs. The low interest rate environment continued to impact investor demand for fixed income securities and fix annuities. In its September meeting, the Board of Governors of the Federal Reserve System announced that it expected to support low short-term interest rates into 2015.
Beginning in the second half of 2012, investors generally became more cautious as United States elections approached and as investors became more focused on the uncertainty over the direction of fiscal and tax policies in the United States, as a number of tax provisions were slated to expire on December 31, 2012, and other tax provisions were scheduled to begin on January 1, 2013. A number of these uncertain tax topics included the rates of taxation applicable to dividends and capital gains. The impending increase in the 2013 tax rates was referred to as the “fiscal cliff”. As the end of the year approached, we generally saw investor activity slow in light of the continued uncertainty of fiscal policy.
In November and December, we saw a substantial increase in the balances held by clients in our cash sweep products, which increased by 13.3% from October 31, 2012 to December 31, 2012. We also saw substantial increases in cash held in client accounts (shown as payables to clients in our consolidated statement of financial condition), which increased from $388.0 million at October 31, 2012 to $749.5 million at December 31, 2012. We believe these trends arose as our advisors' clients realized capital gains and companies and mutual funds increased dividend payout rates before tax rates were expected to increase. We also believe clients increased the cash component of their asset allocations awaiting resolution of the fiscal cliff.
Despite the economic challenges faced during 2012, our business continued to grow, largely based on the addition of net new advisors and the offering of new products and services, as we reported record levels of both commission and advisory revenues. With a partial resolution in early January 2013 of some of the issues that gave rise to the fiscal cliff concerns, we remain cautiously optimistic and will continue to attempt to manage the impact of financial markets on our earnings.

Results of Operations

The following discussion presents an analysis of our results of operations for the years ended December 31, 2012, 2011 and 2010. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Year Ended December 31,			Percentage Change
	2012	2011	2010	‘12 vs. ‘11	‘11 vs. ‘10
	(In thousands)

Revenues
Commission	$1,820,517	$1,754,435	$1,620,811	3.8%	8.2%
Advisory	1,062,490	1,027,473	860,227	3.4%	19.4%
Asset-based	403,067	359,724	317,505	12.0%	13.3%
Transaction and other	321,558	292,207	274,148	10.0%	6.6%
Other	53,456	45,536	40,795	17.4%	11.6%
Net revenues	3,661,088	3,479,375	3,113,486	5.2%	11.8%
Expenses
Production	2,548,837	2,448,424	2,397,535	4.1%	2.1%
Compensation and benefits	362,705	322,126	308,656	12.6%	4.4%
General and administrative	350,212	263,228	267,799	33.0%	(1.7)%
Depreciation and amortization	71,796	72,741	86,037	(1.3)%	(15.5)%
Restructuring charges	5,597	21,407	13,922	(73.9)%	53.8%
Total operating expenses	3,339,147	3,127,926	3,073,949	6.8%	1.8%
Non-operating interest expense	54,826	68,764	90,407	(20.3)%	(23.9)%
Loss on extinguishment of debt	16,524	—	37,979	*	*
Total expenses	3,410,497	3,196,690	3,202,335	6.7%	(0.2)%
Income (loss) before provision for (benefit from) income taxes	250,591	282,685	(88,849)	(11.4)%	*
Provision for (benefit from) income taxes	98,673	112,303	(31,987)	(12.1)%	*
Net income (loss)	$151,918	$170,382	$(56,862)	(10.8)%	*
____________
* Not Meaningful

Revenues
Commission Revenues
The following table sets forth our commission revenue, by product category included in our consolidated statements of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2012	% Total	2011	% Total	2010	% Total
Variable annuities	$764,502	41.9%	$731,770	41.7%	$636,128	39.3%
Mutual funds	498,239	27.3%	472,466	26.9%	457,947	28.2%
Alternative investments	142,996	7.9%	113,589	6.5%	97,606	6.0%
Equities	99,380	5.5%	97,882	5.6%	93,961	5.8%
Fixed annuities	98,976	5.4%	136,020	7.8%	138,753	8.6%
Fixed income	83,235	4.6%	84,568	4.8%	85,250	5.2%
Insurance	81,124	4.5%	70,060	4.0%	72,297	4.5%
Group variable annuities(1)	50,891	2.8%	45,579	2.6%	36,241	2.2%
Other	1,174	0.1%	2,501	0.1%	2,628	0.2%
Total commission revenue	$1,820,517	100.0%	$1,754,435	100.0%	$1,620,811	100.0%
____________________

(1)
In 2012, we began to present group variable annuities as a separate component of commission revenues. Previously, group variable annuities had been presented within variable annuities. Accordingly, amounts have been reclassified for the years ended December 31, 2011 and 2010 to make them consistent with the current period presentation.

Commission revenues increased by $66.1 million, or 3.8%, for 2012 compared with 2011. The 4.5% growth in revenues from variable annuities is based on an increase in trail-based commissions partially offset by a decrease in sales-based commissions. The combination of low interest rates and market uncertainty impacted sales commissions for variable annuities due to its impact on product design, which lowered demand for these products. In addition, insurers have lowered the amount of risk they are willing to retain on variable annuity products by reducing certain insurance benefits, thereby making the products less attractive to investors. Group variable annuities increased due to growth in our retirement business.
Mutual fund commission revenues increased for the year ended December 31, 2012 compared to the year ended December 31, 2011 as a result of increases in both sales-based commissions and in trail-based commissions due to improving market conditions and growth of the underlying assets.
The increase in alternative investments is reflective of investor preferences for diversification and opportunities to earn return outside of the traditional equity and fixed income markets. Income producing alternative strategies continue to grow in popularity as the needs of investors shift toward diversification. Insurance commission revenues increased on improved universal life and whole life sales, which was partially offset by a decrease in term life sales.
The continued low interest rate environment, which has reduced investor demand for fixed annuities and fixed income securities, is reflected in the decline in commission revenues for these two products.
Commission revenues increased by $133.6 million, or 8.2%, for 2011 compared to 2010. In 2011, the product mix reflects the volatility of the financial markets in the latter half of the year as retail investors sought protection from downside risk while maintaining their upside potential with investment products such as variable annuities with minimum guarantee options. Mutual fund commission revenues were bolstered by increasing levels of trail-based commissions due to strong growth of the underlying assets. The increase in alternative investments is reflective of more product availability and investor preferences for diversification. Insurance commissions declined as term life insurance experienced reduced sales.

Advisory Revenues
The following table summarizes the activity within our advisory assets under custody for the periods ended December 31, 2012, 2011 and 2010 (in billions):

	2012	2011	2010
Beginning balance at January 1	$101.6	$93.0	$77.2
Net new advisory assets	10.9	10.8	8.5
Market impact and other	9.6	(2.2)	7.3
Ending balance at December 31	$122.1	$101.6	$93.0
Net new advisory assets for the years ended December 31, 2012, 2011 and 2010 have a limited impact on advisory fee revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory fee revenue. Net new advisory assets were $10.9 billion for the year ended December 31, 2012 as a result of strong new business development coupled with the continued shift by our existing advisors toward more advisory business.
Advisory fee revenue increased by $35.0 million, or 3.4%, in 2012 compared to 2011. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets under custody. The growth in advisory fee revenue is due to both net new advisory assets in prior periods and higher levels of the S&P 500 on the applicable billing dates in 2012 compared to 2011. The average of the S&P 500 on the close of the four prior quarter-end dates, September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011, was 1,367, which is an 8.6% increase over the average of 1,259 for the prior year corresponding dates. The continued shift of advisors to the Independent RIA platform and a re-pricing in one of our significant agreements have caused the rate of revenue growth to lag behind the rate of advisory asset growth.
Advisory revenues increased by $167.2 million, or 19.4%, for 2011 compared to 2010. The increase was the effect of an improving market, which resulted in an increase in the value of clients assets in advisory programs combined with net new advisory assets. The growth in advisory fee revenue is due to both higher levels of the S&P 500 on the applicable billing dates in 2011 compared to 2010 and net new advisory assets in prior periods. The average of the S&P 500 on the close of the four prior quarter-end dates, September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010, was 1,259, which is a 13.0% increase over the average of 1,114 for the prior year corresponding dates. Net new asset flows in 2011 were $10.8 billion, a $2.3 billion increase over 2010 as a result of strong new business development and a shift by our existing advisors towards more advisory business.
The following table summarizes the makeup within our advisory assets under custody for the periods ended December 31, 2012, 2011 and 2010 (in billions):

	As of December 31,			Percentage Change
	2012	2011	2010	'12 vs. '11	'11 vs. '10
Advisory assets under management	$100.7	$90.3	$86.7	11.5%	4.2%
Independent RIA assets in advisory accounts custodied by LPL Financial	21.4	11.3	6.3	89.4%	79.4%
Total advisory assets under custody	$122.1	$101.6	$93.0	20.2%	9.2%
Growth of the Independent RIA assets in advisory accounts custodied by LPL Financial has outpaced the growth in advisory assets under management. This growth is consistent with the industry trend as more advisors shift their business toward the Independent RIA model.

Asset-Based Revenues
Asset-based revenues increased by $43.3 million, or 12.0%, to $403.1 million for 2012 compared with 2011. Revenues from product sponsors and for record-keeping services, which are largely based on the underlying asset values, increased due to the impact of the higher average market indices on the value of those underlying assets and net new sales of eligible assets. The average S&P 500 index for 2012 was 1,379, an increase of 8.8% over the 2011 average. In addition, revenues from our cash sweep programs increased by $11.4 million, or 9.0%, to $138.1 million for year ended December 31, 2012 from $126.7 million for the year ended December 31, 2011. This was driven by an increase in the assets in our cash sweep programs, which averaged $22.3 billion and $20.9 billion for 2012 and 2011, respectively, as investors and advisors were wary of the volatility in the financial markets and the impending fiscal cliff at the end of 2012.

Asset-based revenues increased by $42.2 million, or 13.3%, to $359.7 million for 2011 compared with 2010. Revenues for record-keeping services and from product sponsors, which are largely based on the underlying asset values, increased due to the impact of the higher average market indices on the value of those underlying assets and net new sales of eligible assets. The average S&P 500 index for 2011 was 1,268, an increase of 11.2% over the 2010 average. In addition, revenues from our cash sweep programs increased by $7.0 million, or 5.8%, to $126.7 million for year ended December 31, 2011 from $119.7 million for the year ended December 31, 2010. This was driven by an increase in the assets in our cash sweep programs, which averaged $20.9 billion and $18.5 billion for 2011 and 2010, respectively, as investors and advisors were wary of the volatility in the financial markets.

Transaction and Other Revenues
Transaction and other revenues increased by $29.4 million, or 10.0%, for 2012 compared with 2011. Transaction and other revenues increased in 2012 due to fee revenues of $10.5 million from the acquired Fortigent business. Transaction revenues also increased due to a 3.6% increase in the average number of advisors for the year ended December 31, 2012 compared to 2011, increases in revenues earned from those advisors and institutions who converted to the LPL Financial platform from UVEST during 2011 and increases due to repricing of certain services. Lower trade volumes in certain advisory accounts reduced transaction revenues, which partially offset these increases.
Transaction and other revenues increased by $18.1 million, or 6.6%, for 2011 compared with 2010. Transactional revenues increased by $7.9 million due to increased transaction volumes in investment activities, including advisory products, general securities and fixed income products. The average number of advisors increased 5.0% in 2011 compared to 2010, which led to the increase in other revenues, specifically advisor based, technology and conference revenues.

Other Revenue
Other revenue increased $7.9 million, or 17.4%, to $53.5 million for 2012 compared to 2011. The primary contributor to this increase in 2012 was alternative investment marketing allowance fees received from product sponsors, which increased by $5.7 million compared to the same period in 2011, largely based on increased sales of alternative investments. An additional contributor to the increase was growth in retirement sponsorship programs of $2.2 million, as a result of growth based on our synergies with NRP.
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

Expenses
Production Expenses
The following table shows our production payout ratio and our adjusted payout ratio, a non-GAAP measure, for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,			Change
	2012	2011	2010	'12 vs. '11	'11 vs. '10
Base payout rate	84.16%	84.15%	83.86%	0.01%	0.29%
Production based bonuses	2.68%	2.37%	2.19%	0.31%	0.18%
GDC sensitive payout	86.84%	86.52%	86.05%	0.32%	0.47%
Non-GDC sensitive payout(1)	0.22%	0.12%	9.19%	0.10%	(9.07)%
Total Payout Ratio	87.06%	86.64%	95.24%	0.42%	(8.60)%
IPO related share-based compensation charge(1)	—	—	(8.95)%	—	8.95%
Adjusted Payout Ratio	87.06%	86.64%	86.29%	0.42%	0.35%
__________________________

(1)
Upon closing of our IPO in the fourth quarter of 2010, the restriction on approximately 7.4 million shares of common stock issued to advisors under the Fifth Amended and Restated 2000 Stock Bonus Plan was released. Accordingly, we recorded a share-based compensation charge of $222.0 million in 2010, representing the offering price of $30.00 per share multiplied by 7.4 million shares. This charge has been shown separately for 2010 for consistency and comparability to other periods presented.

Production expenses increased by $100.4 million, or 4.1%, for 2012 compared with 2011. This increase is correlated with our commission and advisory revenues, which increased by 3.6% during the same period. Our GDC sensitive production payout was 86.84% for the year ended December 31, 2012, compared to 86.52% for 2011. The increase in our payout ratio was driven by the increase in our production based bonuses, which reflect our advisors' trend of attaining higher payout tiers earlier in the year and graduating to larger advisor practices. The 0.10% increase in non-GDC sensitive payout is primarily attributable to mark-to-market gains for the advisor non-qualified deferred compensation plan for the year ended December 31, 2012.
Production expenses increased by $50.9 million, or 2.1%, for 2011 compared with 2010. Excluding a $222.0 million share-based compensation charge which was recorded in 2010 related to our IPO, production expenses increased $272.9 million or 12.5% for 2011 compared to 2010. This increase is correlated with our commission and advisory revenues, which increased by 12.1% during the same period. Our production payout was 86.64% for 2011, compared to an adjusted production payout, a non-GAAP measure, of 86.29% for 2010 which excludes the $222.0 million share-based compensation charge resulting from our IPO. The increase in payout ratios is driven by a change in the product mix of our commission revenues as well as our production based bonus incentive structures, which increase throughout the year as our advisors achieve higher production levels. As a result of greater advisor activity, more advisors reached higher payout tiers than in the prior year.

Compensation and Benefits Expense
Compensation and benefits increased by $40.6 million, or 12.6%, for 2012 compared with 2011. This was primarily based on the fact that our average number of full-time employees increased 6.6% from 2,687 in 2011 to 2,865 in 2012, due to our acquisitions of Fortigent and Concord, and due to increases in staffing to support higher levels of advisor and client activities.
Compensation and benefits increased by $13.5 million, or 4.4%, for 2011 compared with 2010. The increase was driven by increases in staffing to support higher levels of advisor and client activities. Our average number of full-time employees increased 6.8% from 2,517 in 2010 to 2,687 in 2011, partially due to our acquisitions of NRP and Concord. Underlying this increase is a 5.7% increase in wages offset by flat employee benefits and other compensation year over year. In addition, employee related share-based compensation increased $4.5 million for the year ended December 31, 2011 compared to the prior year, primarily due to equity grants issued in December 2010.

General and Administrative Expenses
General and administrative expenses increased by $87.0 million, or 33.0%, to $350.2 million for 2012 compared with 2011. The primary drivers behind the increase were increases of $24.2 million for business development and promotional expenses and $19.7 million of expenses related to our acquisitions of Fortigent and Concord. Another primary driver was an increase of $20.7 million for professional fees, which was partially due to $10.5 million of indemnification payment collections in 2011 associated with the resolution of a legal dispute with a third-party indemnitor. Refer to the Litigation section in Note 14 - Commitments and Contingencies, within the notes to consolidated financial statements for additional information regarding this matter. Additional contributors to the increase were a $10.1 million charge due to a change in the fair value of our contingent consideration obligations and a $3.9 million charge for the late deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with the 2010 IPO.

General and administrative expenses decreased by $4.6 million, or 1.7%, to $263.2 million for 2011 compared with 2010. The decrease is primarily due to $10.5 million of indemnification payment collections associated with the resolution of a legal dispute with a third-party indemnitor. Refer to the Litigation section in Note 14 - Commitments and Contingencies, within the notes to consolidated financial statements for additional information regarding this matter. Advisor growth of 549 net new advisors excluding attrition related to UVEST in 2011, fueled a 20.1% increase in business development and other promotional expenses. Further, we had a $3.8 million increase in expenditures on non-depreciable equipment, licensing fees and other costs year over year.

Depreciation and Amortization Expense
For the year ended December 31, 2012, depreciation and amortization decreased by $0.9 million, or 1.3% compared to the prior year period. This decrease is primarily due to a reduction in depreciation incurred in 2012, attributed to assets that became fully depreciated in 2011.
For the year ended December 31, 2011, depreciation and amortization decreased by $13.3 million, or 15.5% compared to the prior year. This decrease is primarily attributed to a $27.9 million reduction in depreciation incurred in 2011, attributed to assets that became fully depreciated in 2010 and 2011. This was partially offset by an increase of $7.5 million of depreciation on assets placed in service during 2010 and 2011, and depreciation of $2.7 million on assets for our acquisitions of NRP and CCP.

Restructuring Charges

Restructuring charges represent expenses incurred as a result of our 2011 consolidation of UVEST and our 2009 consolidation of the Affiliated Entities.
Restructuring charges were $5.6 million in 2012. These charges relate primarily to technology costs and other expenditures incurred for the conversion and transfer of advisors and their client accounts from UVEST to LPL Financial. Refer to Note 4 - Restructuring, within the notes to consolidated financial statements for additional information.
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
Interest expense decreased $13.9 million, or 20.3%, for 2012 compared with 2011. The reduction in interest expense for 2012 is due to a lowered interest rate on our debt as a result of its refinancing in March 2012 and the maturity of an interest rate swap agreement with a notional value of $65.0 million on June 30, 2012, which resulted in a combined decrease of $13.7 million to interest expense for the year ended December 31, 2012.
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

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $16.5 million for the year ended December 31, 2012. In March 2012, we refinanced and replaced our credit agreement primarily to extend the maturities on our borrowings and wrote off $16.5 million of unamortized debt issuance costs related to the previous credit agreement. For the year ended December 31, 2010, loss on extinguishment of debt was $38.0 million which represents debt amendment costs incurred in 2010 for amending and restating our credit agreement to establish a new term loan tranche and to extend the maturity of an existing tranche on our senior credit facilities, and debt extinguishment costs to redeem our subordinated notes, as well as certain professional fees incurred.
Provision for Income Taxes
For the year ended December 31, 2012, we recorded income tax expense of $98.7 million, compared with an income tax expense of $112.3 million in 2011. Our effective income tax rate was 39.4% and 39.7% for 2012 and 2011, respectively. For the year ended December 31, 2011, we recorded income tax expense of $112.3 million, compared with an income tax benefit of $32.0 million recorded in 2010. The 2010 tax benefit was a result of the net loss due to charges incurred related to our IPO. Our effective income tax rate was 39.7% and 36.0% for 2011 and 2010, respectively.

Liquidity and Capital Resources

Senior management establishes our liquidity and capital policies. These policies include senior management’s review of short- and long-term cash flow forecasts, review of monthly capital expenditures and daily monitoring of liquidity for our subsidiaries. Decisions on the allocation of capital are based upon, among other things, projected profitability and cash flow, risks of the business, regulatory capital requirements and future liquidity needs for strategic activities. Our Treasury Department assists in evaluating, monitoring and controlling the business activities that impact our financial condition, liquidity and capital structure and maintains relationships with various lenders. The objectives of these policies are to support executive business strategies while ensuring ongoing and sufficient liquidity.
A summary of changes in cash flow data is provided as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net cash flows provided by (used in):
Operating activities	$254,268	$442,378	$(22,914)
Investing activities	(91,669)	(65,558)	(39,192)
Financing activities	(417,110)	(75,256)	102,720
Net (decrease) increase in cash and cash equivalents	(254,511)	301,564	40,614
Cash and cash equivalents — beginning of year	720,772	419,208	378,594
Cash and cash equivalents — end of year	$466,261	$720,772	$419,208
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.
Net cash provided by (used in) operating activities includes net income adjusted for non-cash expenses such as depreciation and amortization, restructuring charges, share-based compensation, amortization of debt issuance costs, deferred income tax provision and changes in operating assets and liabilities. Operating assets and liabilities include balances related to settlement and funding of client transactions, receivables from product sponsors and accrued commission and advisory expenses due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and client behaviors.
Net cash provided by operating activities for 2012 and 2011 was $254.3 million and $442.4 million, respectively, compared to net cash used in operating activities in 2010 of $22.9 million. The change between 2012 and 2011 is primarily due to a decrease of $155.4 million in income taxes receivable as the results for 2011 include the collection of $202.5 million of tax receivables that arose primarily from tax benefits related to our IPO in November 2010. Due to substantial client activity at the end of 2012, our cash flows from operating activities fluctuated significantly, which is reflected by a use of $194.5 million for cash and securities segregated under federal and other regulations and a provision of $292.8 million in payables to clients. Our 2012 operating activities also include net income of $151.9 million and a collection of $47.2 million in tax receivables offset by $53.3 million of excess tax benefits related to share-based compensation.
Cash flows from operating activities increased in 2011 when compared to 2010 primarily due to an increase of $227.2 million in net income from the loss position in 2010. Net cash provided by operating activities in 2011 also increased due to the collection of $202.5 million of tax receivables, which was offset by $57.6 million of excess tax benefits resulting from share-based compensation that primarily occurred in May 2011 at the expiration of the IPO lock-up.
Net cash used in investing activities for 2012, 2011 and 2010, totaled $91.7 million, $65.6 million and $39.2 million, respectively. Net cash used in 2012 increased in comparison to 2011 due to an increase of $18.4 million in capital expenditures in addition to reduction in restricted cash releases of $14.7 million. Net cash used in 2012 primarily consists of $43.7 million for the acquisitions of Fortigent and Veritat and $54.8 million in capital expenditures partially offset by $7.6 million of restricted cash releases.
The increase in net cash used in investing activities for 2011 as compared to 2010 primarily consisted of $42.0 million used in 2011 for the acquisitions of NRP and Concord. Net cash used in 2011 also included $36.3 million in capital expenditures partially offset by $22.2 million of restricted cash releases.
Net cash used in financing activities for 2012 and 2011 was $417.1 million and $75.3 million, respectively. Net cash provided by financing activities for 2010 was $102.7 million. Cash flows used in financing activities in 2012 increased in comparison to 2011 as a result of a $110.1 million increase in repurchases of outstanding common stock and $248.8 million of cash dividends paid in 2012. Cash flows used in financing activities in 2012 also include $1.4 billion of repayments on our senior secured credit facilities offset by $1.3 billion of proceeds from our senior secured credit facilities, as well as $53.3 million in cash generated from excess tax benefits arising from share-based compensation.
Net cash used in financing activities in 2011 increased in comparison to a provision of cash flows from financing activities in 2010 as a result of $89.0 million of cash used to repurchase outstanding common stock in 2011, a $41.4 million increase in cash used to repay senior credit facilities, a $35.9 million decrease in cash from excess tax benefits arising from share-based compensation and a decrease of $41.8 million for the issuance of common stock.
We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, which include three uncommitted lines of credit available, will be adequate to satisfy our working capital needs, the payment of all of our obligations and the funding of anticipated capital expenditures for the foreseeable future. In addition, we have certain capital requirements due to our registered broker-dealer and have met all capital adequacy requirements for our registered broker dealer and expect this to also continue for the foreseeable future. We regularly evaluate our existing indebtedness, including refinancing thereof, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions.
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

For the years ended December 31, 2012 and 2011, the Company had the following activity under its approved share repurchase plans (in millions, except share and per share data):

			2012			2011
Approval Date	Authorized Repurchase Amount	Amount Remaining at December 31, 2012	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost(1)	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost
May 25, 2011	$80.0	$—	—	$—	$—	2,297,723	$34.84	$80.0
August 16, 2011	$70.0	$—	1,891,072	$32.27	$61.0	319,906	$28.11	$9.0
May 25, 2012	$75.0	$—	2,611,022	$28.74	$75.1	—	$—	$—
September 27, 2012	$150.0	$86.9	2,309,558	$27.34	$63.1	—	$—	$—
		$86.9	6,811,652	$29.25	$199.2	2,617,629	$34.01	$89.0
___________________

(1)	Included in the total cost of shares purchased is a commission fee of $0.02 per share.
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
In calculating earnings per share and diluted earnings per share using the two-class method, we were required to allocate a portion of our earnings to employees that held stock units that contained non-forfeitable rights to dividends or dividend equivalents under our 2008 Nonqualified Deferred Compensation Plan. After the distribution of shares under the 2008 Nonqualified Deferred Compensation Plan, the two-class method is no longer applicable. This distribution of shares did not have a material impact on earnings per share or diluted earnings per share. However, the distribution increased the weighted average share count for the year ended December 31, 2012 by approximately 850,000 shares.
Dividends
In April 2012, we announced that our Board of Directors had approved a one-time special dividend of $2.00 per share, which was paid in May 2012. In July 2012, we announced an initial quarterly cash dividend of $0.12 per share.
The payment of any dividends permitted under our credit facilities are subject to approval by our Board of Directors, including both timing and amount. Cash dividends per share of common stock and total cash dividends paid during each quarter for the year ended December 31, 2012 were as follows (in millions, except per share data):

	Dividend per Share	Total Cash Dividend
Second quarter	$2.00	$222.6
Third quarter	$0.12	$13.2
Fourth quarter	$0.12	$13.0
On February 05, 2013, the Board of Directors declared a cash dividend of $0.135 per share on our outstanding common stock to be paid on March 4, 2013 to all stockholders of record on February 18, 2013.
Regulatory
On July 20, 2012, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (the “Notice”) asserting we are subject to a penalty with respect to an alleged untimely deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with our IPO in 2010. We have been engaged in discussions with the IRS regarding the Notice. As a result of these discussions, we believe the outcome will not be material to our financial position and we have recorded an estimate of the probable loss in the results of operations for the year ended December 31, 2012.
Service Value Commitment
On February 5, 2013, we committed to an expansion of our Service Value Commitment, an ongoing effort to position us for sustainable long-term growth by improving the service experience of our financial advisors and delivering efficiencies in our operating model.
With the assistance of Accenture LLP, we have assessed opportunities to enhance the quality, speed and cost of processes that support our clients by outsourcing certain functions to firms that specialize in such processes. In addition, with the assistance of Bain & Company, we have assessed our information technology delivery, governance, organization and strategy. As a result, acting pursuant to a delegation of authority by our Board of Directors, we committed to undertake a course of action (the “Program”) to reposition our labor force and invest in technology, human capital, marketing and other key areas to enable future growth. The Program is expected to be completed in 2015.
We expect total charges in connection with the Program to be approximately $70 million to $75 million. Pre-tax charges of $11 million were incurred in the second half of 2012, which consisted of $7 million of cash expenditures and $4 million for an asset impairment charge for certain fixed assets related to internally developed software that were determined to have no estimated fair value. These 2012 expenses are not considered restructuring charges under GAAP, but are excluded in reporting certain non-GAAP measures, including Adjusted EBITDA, Adjusted Earnings and Adjusted Earnings per share.
We estimate that we will incur pre-tax restructuring charges of approximately $60 million to $65 million in connection with the Program, including approximately $24 million to $26 million in outsourcing and other related costs, approximately $21 million to $23 million in technology transformation costs, approximately $13 million to $14 million in employee severance obligations and other related costs and approximately $1 million in non-cash impairment charges.
We expect to incur approximately $58 million to $63 million of future cash expenditures in connection with the Program.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain at clearing organizations to support these clients’ trading activities. We have several sources of funds to enable us to meet increased working capital requirements related to increased client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When a client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to re-pledge or sell securities, which collateralize those margin accounts. As of December 31, 2012, we had received collateral in connection primarily with client margin loans with a fair value of approximately $375.8 million, which can be re-pledged or sold. Of this amount, approximately $22.2 million has been pledged to the Options Clearing Corporation as collateral to secure certain client obligations related to options positions, and approximately $19.3 million was loaned to the National Securities Clearing Corporation through participation in the Stock Borrow Program. Additionally, approximately $40.3 million are held at banks in connection with uncommited lines of credit, which were unutilized at December 31, 2012; these securities may be used as collateral for loans from these banks. The remainder of $294.0 million has not been re-pledged or sold. There are no restrictions that materially limit our ability to re-pledge or sell the remaining $334.3 million of client collateral.
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
In addition to the minimum net capital requirements, the SEC and FINRA have established "early warning" capital requirements for broker-dealers that when exceeded, limit certain activities of the broker-dealer. Early warning requirements provide advance warning that a firm's net capital is dropping toward its minimum requirement, allowing time for initiation of corrective action. For LPL Financial, an early warning level is reached if its ratio of aggregate customer debit balances falls below 5.0% of net capital. At December 31, 2012, LPL Financial's net capital was $58.5 million and its early warning requirement was $18.6 million. LPL Financial typically maintains net capital in excess of the early warning level to maintain its ability to grow its business, demonstrate the stability of its operations and provide a safeguard in the event of sustained levels of market volatility, as experienced by the securities industry in 2008. At December 31, 2012, LPL Financial's excess net capital was $51.1 million.
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

Indebtedness
On March 29, 2012, we entered into a Credit Agreement (the "Credit Agreement") with LPL Holdings, Inc., the other Credit Parties signatory thereto, the Several Lenders signatory thereto, and Bank of America, N.A. as Administrative Agent, Collateral Agent, Letter of Credit Issuer, and Swingline Lender. The Credit Agreement refinanced and replaced our Third Amended and Restated Credit Agreement, dated as of May 24, 2010 (the "Original Credit Agreement"). Pursuant to the Credit Agreement, we established a Term Loan A tranche of $735.0 million maturing at March 29, 2017 (the "Term Loan A") and a Term Loan B tranche of $615.0 million maturing at

March 29, 2019 (the "Term Loan B"). In connection with the Credit Agreement, we capitalized certain debt issuance costs totaling $23.7 million. Additionally, we accelerated the recognition of $16.5 million debt issuance costs related to borrowings under the Original Credit Agreement in the year ended December 31, 2012. As of December 31, 2012, we estimated interest savings of approximately $10.9 million through the first twelve months of operations following execution of the Credit Agreement.
The Credit Agreement also refinanced and replaced our then existing revolving credit facility, increasing our capacity from $163.5 million to $250.0 million ("Revolving Credit Facility"). The Revolving Credit Facility will mature on March 29, 2017. There were no outstanding borrowings on the Revolving Credit Facility at December 31, 2012.
As of December 31, 2012, the Revolving Credit Facility was being used to support the issuance of $21.3 million of irrevocable letters of credit for the construction of our future San Diego office building and other items.
In addition, we maintain three uncommitted lines of credit. Two of the lines have unspecified limits, and are primarily dependent on our ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. The lines were utilized in 2012 and 2011; however, there were no balances outstanding at December 31, 2012 or 2011.
We also were party to an interest rate swap agreement, in a notional amount of $65.0 million, to mitigate interest rate risk by hedging the variability of a portion of our floating-rate senior secured term loan. This agreement expired on June 30, 2012.

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
In addition to paying interest on outstanding principal under the Credit Agreement, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee rate at December 31, 2012 was 0.50% for our Revolving Credit Facility, but is subject to change depending on our leverage ratio. Prior to the closing of the Credit Agreement on March 29, 2012, the commitment fee was 0.75% on our previous revolving credit facility. We must also pay customary letter of credit fees.
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

Prepayments
The Credit Agreement (other than the Revolving Credit Facility) requires us to prepay outstanding amounts under our senior secured term loan facility subject to certain exceptions, with:

•
50% (percentage will be reduced to 0% if our total leverage ratio is 3.00 to 1.00 or less) of our annual excess cash flow (as defined in the Credit Agreement) adjusted for, among other things, changes in our net working capital (as of December 31, 2012 our total leverage ratio was 2.38 to 1.00);

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
We may voluntarily repay outstanding term loans under the Credit Agreement at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans, and with the exception of certain repricing transactions in respect to the Term Loan B consummated before March 29, 2013, which will be subject to a premium of 1.0% of the principal amount of Term Loan B subject to such repricing transaction.

Amortization
Quarterly repayments of the principal for Term Loan A will total 5.0% per year for years one and two and 10.0% per year for years three, four and five, with the remaining principal due upon maturity. Quarterly repayments of the principal for Term Loan B will total 1.0% per year with the remaining principal due upon maturity. Any outstanding principal under the Revolving Credit Facility will be due upon maturity.

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
As of December 31, 2012 and 2011 we were in compliance with all of our covenant requirements. Our covenant requirements and actual ratios as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012		2011
Financial Ratio	Covenant Requirement	Actual Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	4.00	2.38	3.00	1.77
Interest Coverage (Minimum)	3.00	9.03	3.00	7.10

Set forth below is a reconciliation from EBITDA, Adjusted EBITDA and Credit Agreement Adjusted EBITDA to our net income for the years ending December 31, 2012 and 2011 (in thousands):

	For the Year Ended December 31,
	2012	2011
Net income	$151,918	$170,382
Interest expense	54,826	68,764
Income tax expense	98,673	112,303
Amortization of purchased intangible assets and software(1)	39,542	38,981
Depreciation and amortization of all other fixed assets	32,254	33,760
EBITDA	377,213	424,190
EBITDA Adjustments:
Employee share-based compensation expense(2)	17,544	14,978
Acquisition and integration related expenses(3)	20,474	(3,815)
Restructuring and conversion costs(4)	6,146	22,052
Debt extinguishment costs(5)	16,652	—
Equity issuance and related offering costs(6)	4,486	2,062
Other(7)	11,967	253
Total EBITDA Adjustments	77,269	35,530
Adjusted EBITDA	454,482	459,720
Advisor and financial institution share-based compensation expense(8)	3,807	—
Other(9)	4,190	—
Credit Agreement Adjusted EBITDA	$462,479	$459,720
____________________

(1)	Represents amortization of intangible assets and software as a result of our purchase accounting adjustments from our merger transaction in 2005 and various acquisitions.

(2)
Represents share-based compensation expense for equity awards granted to employees, officers, and directors. Such awards are measured based on the grant-date fair value and share-based compensation is recognized over the requisite service period of the individual grants, which generally equals the vesting period.

(3)
Represents acquisition and integration costs resulting from various acquisitions, including changes in the estimated fair value of future payments, or contingent consideration, required to be made to former shareholders of certain acquired entities. During the years ended December 31, 2012 and 2011, approximately $11.4 million was recognized as a charge against earnings due to a net increase in the estimated fair value of contingent consideration and $1.3 million was recognized as a charge against earnings representing the accretion of contingent consideration as we approached the future expected payment, respectively. Also included in the year ended December 31, 2011 is a cash settlement of $10.5 million for certain legal settlements that were resolved with an indemnifying party in the fourth quarter of 2011. Of this settlement, $9.8 million has been excluded from the presentation of Adjusted EBITDA, a non-GAAP measure. See the Litigation section of Note 14 - Commitments and Contingencies, within the notes to consolidated financial statements for additional information.

(4)
Represents organizational restructuring charges and conversion and other related costs incurred resulting from the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities. As of December 31, 2012, approximately 89% and 98%, respectively, of costs related to these two initiatives have been recognized. The remaining costs largely consist of the amortization of transition payments that have been made in connection with these two conversions for the retention of advisors and financial institutions that are expected to be recognized into earnings by December 2014.

(5)
Represents expenses incurred resulting from the early extinguishment and repayment of amounts outstanding under our Original Credit Agreement, including the write-off of $16.5 million in 2012 of unamortized debt issuance costs that have no future economic benefit, as well as various other charges incurred in connection with the establishment of the new Credit Agreement.

(6)
Represents equity issuance and offering costs incurred in the years ended December 31, 2012 and 2011, related to the closing of a secondary offering in the second quarter of 2012, and the closing of a secondary offering in the second quarter of 2011. In addition, results for the year ended December 31, 2012 include a $3.9 million charge for the late deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with the 2010 IPO. See Note 14 - Commitments and Contingencies, within the notes to consolidated financial statements for additional information.

(7)
Results for the year ended December 31, 2012 include approximately $7.0 million for consulting services and technology development aimed at enhancing the Company's performance in support of its advisors while operating at a lower cost. In addition, results for the year ended December 31, 2012, include an asset impairment charge of $4.0 million for certain fixed assets related to internally developed software that were determined to have no estimated fair value. Remaining costs include certain excise and other taxes.

(8)
Credit Agreement Adjusted EBITDA excludes the recognition of share-based compensation expense from stock options and warrants granted to advisors and financial institutions based on the fair value of the awards at each interim reporting period under the Black-Scholes valuation model, as defined under the terms of the Credit Agreement. Pro-forma disclosure has been made for the year ended December 31, 2011, to exclude the recognition of share-based compensation expense from stock options and warrants granted to advisors and financial institutions, as if the terms of the Credit Agreement were in effect as of January 1, 2011.

(9)
Represents other items that are adjustable in accordance with our Credit Agreement to arrive at Credit Agreement Adjusted EBITDA including employee severance costs, employee signing costs, and employee retention or completion bonuses.

Interest Rate Swap
An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. Prior to its expiration on June 30, 2012, we used an interest rate swap agreement to hedge the variability on our floating interest rate for $65.0 million of our Term Loan A under our Credit Agreement. We were required to pay the counterparty to the agreement fixed interest payments on a notional balance and in turn received variable interest payments on that notional balance. Payments were settled quarterly on a net basis. While our term loan is unhedged as of December 31, 2012, the risk of variability on our floating interest rate is partially mitigated by the client margin loans, which carry floating interest rates, as well as fees received from the cash sweep programs. At December 31, 2012, our receivables from our advisors’ clients for margin loan activity were approximately $268.4 million, and the balance of deposits in the cash sweep programs was $24.7 billion.

Off-Balance Sheet Arrangements
We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Note 14 - Commitments and Contingencies and Note 20 - Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk, within the notes to consolidated financial statements.

Contractual Obligations
The following table provides information with respect to our commitments and obligations as of December 31, 2012:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
	(In thousands)
Leases and other obligations(1)	$390,084	$31,137	$62,634	$51,280	$245,033
Senior secured term loan facilities(2)	1,317,825	42,900	150,113	545,175	579,637
Commitment fee on revolving line of credit(3)	4,926	1,159	2,319	1,448	—
Variable interest payments(4):
Term Loan A	69,761	19,063	33,766	16,932	—
Term Loan B	149,825	24,659	48,571	47,639	28,956
Total contractual cash obligations	$1,932,421	$118,918	$297,403	$662,474	$853,626

____________________

(1)
Included in the payments due by period is a fifteen year lease commitment that was executed in December 2011 for the Company's future San Diego office building with a lease commencement date of May 1, 2014. Future minimum payments for this lease commitment are $24.4 million, $31.4 million and $220.8 million for the periods 1-3 Years, 4-5 Years and > 5 Years, respectively. Minimum payments have not been reduced by minimum sublease rental income of $4.9 million due in the future under noncancelable subleases. Note 14 - Commitment and Contingencies, within our notes to consolidated financial statements provides further detail on operating lease obligations and obligations under noncancelable service contracts.

(2)	Represents principal payments under our Credit Agreement. See Note 12 - Indebtedness, within our notes to consolidated financial statements for further detail.

(3)	Represents commitment fees for unused borrowings on our Revolving Credit Facility. See Note 12 - Indebtedness, within our notes to consolidated financial statements for further detail.

(4)
Our senior secured term loan facilities bear interest at floating rates. Variable interest payments are shown assuming the applicable LIBOR rates at December 31, 2012 remain unchanged. See Note 12 - Indebtedness, within our notes to consolidated financial statements for further detail.

Our acquisitions of NRP, Concord and Veritat involve the potential payment of contingent consideration dependent upon the achievement of certain revenue, gross-margin and assets under management milestones. The table above does not reflect any such obligation, as the amounts are uncertain. See Note 3 - Acquisitions and Note 5 - Fair Value Measurements, within our notes to consolidated financial statements for further discussion of the maximum amount of future contingent consideration we could be required to pay in connection with these acquisitions.
As of December 31, 2012, we reflect a liability for unrecognized tax benefits of $19.9 million, which we have included in income taxes receivable in the consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

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
At December 31, 2012, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

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

Revenue Recognition
Substantially all of our revenues are based on contractual arrangements. In determining the appropriate recognition of commissions, we review the terms and conditions of the brokerage account agreements between us and our advisors' clients, representative agreements with our advisors, which include payout rates and terms, and selling agreements with product sponsors for packaged investment products such as mutual funds, annuities, insurance and alternative investments. In determining the appropriate recognition of advisory revenues, we review the terms and conditions of the advisory agreements between the advisors' clients and the applicable RIA, representative agreements with its advisors, and agreements with third parties who provide specific investment management or investment strategies.
Revenues are recognized in the periods in which the related services are performed provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectability is reasonably assured. Payments received by us in advance of the performance of service are deferred and recognized as revenue when earned.
Management considers the nature of our contractual arrangements in determining whether to recognize certain types of revenue on the basis of the gross amount billed or net amount retained after payments are made to providers of certain services related to the product or service offering.
The main factors we use to determine whether to record revenue on a gross or net basis are whether:

•	we are primarily responsible for the service to the advisor and its client;

•	we have discretion in establishing fees paid by the client and fees due to the third party service provider and

•	we are involved in the determination of product or service specifications.
When client fees include a portion of charges that are paid to another party and we are primarily responsible for providing the service to the client, we recognize revenue on a gross basis in an amount equal to the fee paid by the client. The cost of revenues recognized by us is the amount due to the other party and is recorded as production expense.
In instances in which another party is primarily responsible for providing the service to the client, we only recognize the net amount retained by us. The portion of the fees that are collected from the client by us and remitted to the other party are considered pass through amounts and accordingly are not a component of revenues or cost of revenues.
Commission revenue represents gross commissions generated by our advisors for their clients' purchases and sales of securities, and various other financial products such as mutual funds, variable and fixed annuities, alternative investments, fixed income, insurance, group annuities, and option and commodity transactions. We generate two types of commission revenues: front-end sales commissions that occur at the point of sale, as well as trailing commissions for which we provide ongoing support, awareness, and education to clients of our advisors.
We recognize front-end sales commissions as revenue on a trade-date basis, which is when our performance obligations in generating the commissions have been substantially completed. We earn commissions on a significant volume of transactions that are placed by our advisors directly with product sponsors, particularly with regard to mutual fund, 529 plan, and fixed and variable annuity and insurance products. As a result, management must estimate a portion of its commission revenues earned from clients for purchases and sales of these products for each accounting period for which the proceeds have not yet been received. These estimates are based on the amount of commissions earned from transactions relating to these products in prior periods.
Commission revenue includes mutual fund, 529 plan and fixed and variable product trailing fees which are recurring in nature. These trailing fees are earned by us, based on a percentage of the current market value of clients' investment holdings in trail-eligible assets, and recognized over the period during which services are performed. Because trail commission revenues are generally paid in arrears, management estimates the majority of trail commission revenues earned during each period. These estimates are based on a number of factors including market levels and the amount of trail commission revenues received in prior periods.
The amount of such accruals are shown as commissions receivable from product sponsors and others, and are classified within receivables from product sponsors, broker-dealers and clearing organizations in the consolidated statements of financial condition.
A substantial portion of our commission revenue is ultimately paid to our advisors. We record an estimate for commissions payable based upon payout ratios for each product for which we have accrued commission revenue. Such amounts are recorded by us as production expense.
We record fees charged to clients as advisory fee revenue in advisory accounts where LPL Financial or Independent Advisers Group Corporation (“IAG”) is the RIA. A substantial portion of these advisory fees are paid to the related advisor; such payments are recorded as production expense.
Certain advisors conduct their advisory business through separate entities by establishing their own RIA pursuant to the Investment Advisers Act of 1940, rather than using our corporate RIA. These stand-alone RIAs ("Independent RIA") engage us for clearing, regulatory and custody services, as well as access to our investment advisory platforms. The advisory revenue generated by these Independent RIAs is earned by the advisors, and accordingly not included in our advisory fee revenue.
We charge administrative fees based on the value of assets within these advisory accounts, and classify such fees as advisory revenues and transaction and other revenues.

Legal Reserves
We record reserves for legal proceedings in accounts payable and accrued liabilities in our consolidated statements of financial condition. The determination of these reserve amounts requires significant judgment on the part of management. We consider many factors including, but not limited to, the amount of the claim, the amount of the loss in the client’s account, the basis and validity of the claim, the possibility of wrongdoing on the part of an advisor, likely insurance coverage, previous results in similar cases, legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded as professional services in our consolidated statements of operations.

Valuation of Goodwill and Other Intangibles
We test intangible assets determined to have indefinite useful lives, including trademarks, trade names and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. We perform annual impairment reviews as of the first day of the fourth quarter (October 1). We use a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe hypothetical marketplace participants would use. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for the excess. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.
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

Share-Based Compensation

Certain employees, advisors, institutions, executive officers and non-employee directors participate in various long-term incentive plans, which provide for granting stock options, warrants, restricted stock awards and restricted stock units. Stock options and warrants generally vest in equal increments over a three- to five-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards, and restricted stock units granted in 2012, generally cliff vest after a two-year period.
We recognize share-based payments awarded to employees, officers and directors as compensation and benefits expense, based on the grant-date fair value over the requisite service period of the individual grants, which generally equals the vesting period. We account for share-based payments awarded to our advisors and financial institutions as commissions and advisory expense based on the fair value of the award at each interim reporting period. If the value of our common stock increases over a given period, this accounting treatment results in additional commissions and advisory expense.
As there are no observable market prices for identical or similar instruments, we estimate the fair value of stock options and warrants using a Black-Scholes valuation model.
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
The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the stock options and warrants. Stock options and warrants granted during the three months ended March 31, 2012 and in periods prior were granted before the declaration of our special dividend and announcement of our intention, subject in each instance to board approval, to pay regular quarterly dividends. Therefore, those stock options and warrants had an expected dividend yield of zero. For any stock options or warrants granted after the March 30, 2012 announcement regarding regular quarterly dividends, the dividend yield is based on an expected dividend per share per year as a percentage of our stock price on the valuation date. We estimate the expected term for our stock options awarded to employees, officers and directors using the simplified method in accordance with Staff Accounting Bulletin 110, Certain Assumptions Used in Valuation Methods, because we do not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. We estimate the expected term for stock options and warrants awarded to our advisors using the contractual term. Beginning in the first quarter of 2012, we base our assumptions about stock-price volatility not only on the stock-price volatility of comparable companies, but also on the historical trading data for the period of time there was a public market for our stock and the implied volatility to buy and sell our stock. We will continue to use peer group volatility information until our historical volatility is sufficient to measure expected volatility for future grants. In the future, as we gain historical data for volatility of our stock and the actual term over which stock options and warrants are held, expected volatility and the expected term may change, which could substantially change the grant-date fair value of future awards of stock options and warrants and, ultimately, compensation expense recorded on future grants.
We recognized $15.9 million, $14.7 million and $10.3 million of share-based compensation related to the vesting of employee, officer and director stock option awards during the years ended December 31, 2012, 2011 and 2010 respectively. These amounts may not be representative of future share-based compensation expense since the estimated fair value of stock options is amortized over the requisite service period using the straight-line method and additional options may be granted in future years. The following table presents the weighted-average assumptions used in calculating the fair value of our employee stock options with the Black-Scholes valuation model that have been granted during the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected life (in years)	6.49	6.50	6.50
Expected stock price volatility	45.73%	48.82%	49.22%
Expected dividend yield	0.29%	—%	—%
Fair value of options	$14.43	$15.99	$17.42
Risk-free interest rate	1.34%	2.20%	2.70%

We recognized $3.8 million, $3.3 million and $4.7 million of share-based compensation related to the vesting of stock options and warrants awarded to our advisors and financial institutions, during the years ended December 31, 2012, 2011 and 2010, respectively. These amounts may not be representative of future share-based compensation expense since additional options may be granted in future years, our stock price is subject to market fluctuations and the estimated fair value of stock options is amortized over the requisite service period using the straight-line method. The fair value of each stock option or warrant awarded to advisors and financial institutions is estimated on the date of the grant and revalued at each interim reporting period using the Black-Scholes valuation model with the following weighted-average assumptions used as of December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected life (in years)	7.61	8.30	8.23
Expected stock price volatility	43.97%	48.24%	48.77%
Expected dividend yield	1.70%	—%	—%
Fair value of options	$11.46	$17.74	$24.91
Risk-free interest rate	1.28%	1.67%	2.96%

We have assumed an annualized forfeiture rate for our stock options and warrants based on a combined review of industry and turnover data, as well as an analytical review performed of historical pre-vesting forfeitures occurring over the previous year. We record additional expense if the actual forfeiture rate is lower than estimated and record a recovery of prior expense if the actual forfeiture is higher than estimated.

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
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, liabilities assumed, and pre-acquisition contingencies. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience, market data and information obtained from the management of the acquired companies and are inherently uncertain.
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

Recent Accounting Pronouncements
Refer to Note 2 - Summary of Significant Accounting Policies, within the notes to consolidated financial statements for a discussion of recent accounting standards and pronouncements.

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
Changes in the value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. We manage our trading inventory by product type. Our activities to facilitate client transactions generally involve mutual fund activities, including dividend reinvestments. The balances are based upon pending client activities which are monitored by our broker dealer support services department. Because these positions arise from pending client transactions, there are no specific trading or position limits. Positions held to meet clearing deposit requirements consist of U.S. government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlement area within our broker dealer support services department. Our research department develops model portfolios that are used by advisors in developing client portfolios. We currently maintain approximately 180 accounts based on model portfolios. At the time the portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum for a client. Account minimums vary by product and can range from $10,000 to $50,000 per model. We utilize these positions to track the performance of the research department. The limits on this activity are based at the inception of each new model.
At December 31, 2012, the fair value of our trading securities owned were $8.1 million. Securities sold, but not yet purchased were $0.4 million at December 31, 2012. See Note 5 - Fair Value Measurements, within our notes to consolidated financial statements for information regarding the fair value of trading securities owned and securities sold, but not yet purchased associated with our client facilitation activities. See Note 6 - Held to Maturity

Securities, within the notes to consolidated financial statements for information regarding the fair value of securities held to maturity.
We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.
We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trail commissions are paid and assets eligible for sponsor payments.

Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of December 31, 2012, all of the outstanding debt under our Credit Agreement, $1.3 billion, was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at December 31, 2012:

	Outstanding at	Annual Impact of an Interest Rate Increase of
	Variable Interest	10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans	Rates	Points	Points	Points	Points
	(In thousands)
Term Loan A(1)	707,438	694	1,734	3,468	6,937
Term Loan B(2)	610,387	—	—	—	1,287
Variable Rate Debt Outstanding	$1,317,825	$694	$1,734	$3,468	$8,224
____________________

(1)	The variable interest rate for our Term Loan A is based on the one-month LIBOR of 0.21%, plus the applicable interest rate margin of 2.50%.

(2)	The variable interest rate for our Term Loan B is based on the greater of the one-month LIBOR of 0.21% or 1.00%, plus the applicable interest rate margin of 3.00%.
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
The average Federal Reserve effective federal funds rate ("FFER") for December 2012 was 0.16%. The following table reflects the approximate annual impact to asset-based revenues on our insured cash programs (assuming that client balances at December 31, 2012 remain unchanged) of an upward or downward change in short-term interest rates of one basis point (dollars in thousands):

Federal Reserve Effective Federal Funds Rate	Annualized Increase or Decrease in Asset-Based Revenues per One Basis Point Change
0.00% - 0.25%		$1,600
0.26% - 1.25%		800
1.26% - 2.25%		700
The actual impact to asset-based revenues, including a change in the FFER of greater than 2.25%, may vary depending on the FRS committee's strategy in response to a change in interest rate levels, the significance of a change and actual balances at the time of such change.

Credit Risk
Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. We bear credit risk on the activities of our advisors’ clients, including the execution, settlement and financing of various transactions on behalf of these clients.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our loss on margin accounts is immaterial and did not exceed $0.1 million during any of the years ended December 31, 2012, 2011 and 2010. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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

Operational Risk
Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. We operate in diverse markets and are reliant on the ability of our employees and systems to process a large number of transactions. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and in light of increasing reliance on third party service providers. In the event of a breakdown or improper operation of systems or improper action by employees, advisors or third party service providers, we could suffer financial loss, data loss, regulatory sanctions and damage to our reputation. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits.

Risk Management
We have established various committees of the Board of Directors to manage the risks associated with our business. Our Audit Committee was established for the primary purpose of overseeing (i) the integrity of our unaudited and audited consolidated financial statements, (ii) our compliance with legal and regulatory requirements that may impact our unaudited and audited consolidated financial statements or financial operations, (iii) the independent auditor’s qualifications and independence and (iv) the performance of our independent auditor and internal audit function. Our Compensation and Human Resources Committee was established for the primary purpose of (i) overseeing our efforts to attract, retain and motivate members of our senior management team in partnership with the Chief Executive Officer, (ii) carrying out the Board’s overall responsibility relating to the determination of compensation for all executive officers to achieve the proper risk-reward balance and not encourage unnecessary or excessive risk-taking, (iii) overseeing all other aspects of our compensation and human resource policies and (iv) overseeing our management resources, succession planning and management development activities. As mandated by the Audit Committee, we also have established a Risk Oversight Committee comprised of a group of our senior-most executives to oversee the risk management activities of the Company.

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

Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting process and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
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
As of December 31, 2012, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2012 was effective.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
LPL Financial Holdings Inc.
Boston, Massachusetts

We have audited the internal control over financial reporting of LPL Financial Holdings Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 25, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 25, 2013

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Other than the information relating to our executive officers provided below, the information required to be furnished pursuant to this item is incorporated by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders.

The following table provides certain information about each of the Company’s current executive officers as of the date this Annual Report on Form 10-K has been filed with the SEC:

Name	Age	Position
Mark S. Casady	52	Chief Executive Officer and Chairman of the Board
Dan H. Arnold	48	Chief Financial Officer
Stephanie L. Brown	60	Managing Director, General Counsel and Secretary
Derek Bruton	45	Managing Director, National Sales Manager, Independent Advisor Services
William E. Dwyer	55	President — National Sales
Victor P. Fetter	44	Managing Director, Chief Information Officer
Mark R. Helliker	49	Managing Director, Clearing and Compliance Services
J. Andrew Kalbaugh	49	Managing Director, Institution Services
Joan D. Khoury	49	Managing Director, Chief Marketing Officer
Sallie R. Larsen	59	Managing Director, Chief Human Capital Officer
John J. McDermott	56	Managing Director, Chief Risk Officer
Robert J. Moore	51	President
George B. White	43	Managing Director, Research and Chief Investment Officer

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

Dan H. Arnold — Chief Financial Officer

Mr. Arnold serves as chief financial officer for the Company. He is responsible for formulating financial policy, leading the Company's capital management efforts, and ensuring the effectiveness of the organization's financial functions. Before assuming this role in 2012, Mr. Arnold was managing director, head of strategy, with responsibility for developing our long-term strategic plans and assessing the trends prevalent in our industry. He has also served as divisional president of our Institution Services business. Mr. Arnold joined our firm in January 2007 following our acquisition of UVEST. Prior to joining us, Mr. Arnold worked at UVEST for 13 years, serving most recently as president and chief operating officer. Mr. Arnold is a graduate of Auburn University and holds an M.B.A. in finance from Georgia State University.

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

Derek Bruton — Managing Director, National Sales Manager, Independent Advisor Services

Mr. Bruton has served as managing director and national sales manager for Independent Advisor Services since 2010. He has responsibility for business development and business consulting for all independent advisors and registered investment advisors, and he is focused on driving advisor satisfaction, supporting the growth of their business, and serving as a key advocate for their needs. Mr. Bruton joined us in 2007 from TD Ameritrade Institutional, where he was managing director and national sales manager. Prior to that, Mr. Bruton worked as director of money manager services at Merrill Lynch from 2001 through 2005. From 1994 to 2001, he served in various sales and sales management positions with Charles Schwab Institutional. He received his B.A. in history and organizational behavior from Stanford University.

William E. Dwyer — President, National Sales

Mr. Dwyer has served as president — National Sales since September 2009. He joined us in July 1992 and became managing director, branch development in January 2004, managing director, national sales in July 2005, and managing director, president of Independent Advisor Services in February 2007. Mr. Dwyer is responsible for the management, satisfaction, retention and recruitment of our independent advisors and financial institutions and oversees LPL Financial Retirement Partners and our Sponsor Relations group. Mr. Dwyer serves on the Financial Services Institute Board of Directors. He is also a member of the boards of directors of the Securities Industry and Financial Markets Association and serves on its Private Client Services Executive Committee. He received his B.A. from Boston College.

Victor P. Fetter — Managing Director, Chief Information Officer

Managing director and chief information officer since 2012, Mr. Fetter has oversight of the LPL Financial Business Technology Services business unit. He is responsible for executing the company's commitment to investing in the people and processes necessary to deliver the best technologies in the industry for LPL Financial advisors and employees. Prior to joining us in December 2012, Mr. Fetter was vice president and chief information officer for Dell Online, where he led the digital transformation of Dell's approach to providing global, multi-channel solutions for consumers and commercial customers. Earlier, Mr. Fetter worked at Mercer Human Resource Consulting, where he served as director of global applications development, chief information officer, and ultimately global chief information officer during his tenure. He held previous positions at Hewitt Associates LLC and Electronic Data Systems. Mr. Fetter has a B.S. in computer information systems from Spring Hill College in Mobile, AL.

Mark R. Helliker — Managing Director, Clearing and Compliance Services

Mr. Helliker joined us in July 2008 as managing director of Clearing and Compliance Services. He leads the company's Broker/Dealer Support Services and Governance, Risk, & Compliance business units, two areas with strong service, process, and controls orientations. He is responsible for enhancing the customer experience by overseeing the day-to-day management of customer-side operations, new-advisor transitions, and enterprise-wide risk management processes. Prior to joining us, Mr. Helliker worked at Charles Schwab for 10 years, most recently as senior vice president of Charles Schwab Institutional. Mr. Helliker has a B.A. in political science from the University of Portsmouth in England and an M.B.A. in management from San Diego State University.

J. Andrew Kalbaugh — Managing Director, Institution Services

Mr. Kalbaugh has served as our managing director of Institution Services since 2012. He is responsible for the growth, satisfaction, and retention of financial institutions; attracting new financial institutions to the firm; and helping banks and credit unions add new advisors to their programs. Previously, Mr. Kalbaugh served as executive vice president, business consulting, for Independent Advisor Services. Prior to joining us in 2007, he was president, CEO, and chairman of American General Securities Incorporated and served as director of the AIG Advisor Group. Earlier, he was vice president and chief marketing officer for American General Securities Incorporated. Previous positions include eastern regional director of sales for The Advisors Group and senior trader for Calvert Securities Corporation. Mr. Kalbaugh is a Certified Financial Planner and has a B.A. in business and economics from the University of Maryland.

Joan D. Khoury — Managing Director, Chief Marketing Officer

Ms. Khoury has served as our managing director, chief marketing officer since 2012. She is responsible for driving the company's overall marketing strategy, executing the programs necessary to drive profitable growth and innovation, and broadening the company's strategic reach. Ms. Khoury joined us in 2012 from Merrill Lynch, where she served as senior vice president and strategic marketing executive. Prior to this role, Ms. Khoury was senior vice president and global head of marketing, for Wachovia, Evergreen Investments; managing director and group head of the global marketing division for Bank of New York Mellon; and vice president, marketing manager, for Bank of America. She began her professional career managing marketing and communications for United Way in Macon, Georgia. Ms. Khoury earned a B.A. in business administration from Wesleyan College in Georgia.

Sallie R. Larsen — Managing Director, Chief Human Capital Officer

Ms. Larsen has served as our managing director, chief human capital officer since 2012. She is responsible for overseeing Compensation & Benefits, Corporate Communication, Real Estate and Facilities, Human Resources Operations, Human Resources Client Consulting, and Talent Development. Ms. Larsen joined us in 2012 from the Federal Home Loan Bank/Office of Finance, where she was the chief human resources officer. In earlier roles, Ms. Larsen was a managing vice president of human resources for Capital One Financial Corporation, senior vice president of human resources for Marriott International, and vice president of human resources and communications for TRW Inc. Ms. Larsen earned a M.A. in communications from Purdue University, a B.A. in sociology from California Lutheran University, and a certificate in executive leadership coaching from Georgetown University.

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

Robert J. Moore — President

Mr. Moore has served as president of LPL Financial since May 2012. He joined us in 2008 as our chief financial officer until his appointment as president and chief operating officer in May 2012. The title of chief operating officer was subsequently determined to be unnecessary to reflect Mr. Moore's role and responsibilities associated with his May 2012 appointment. Mr. Moore is focused on identifying and enhancing revenue opportunities, both through new business ventures and through the delivery of services that support the growth of our customers. In this role, Mr. Moore oversees the firm’s Advisor and Institution Solutions business unit, which is comprised of several distinct business lines and services including: Custom Clearing Services, Corporate Development and Investment Platform Solutions, Investment and Planning Solutions, Strategic Investments, Fortigent and The Private Trust Company, Research, LPL Insurance Associates, and Marketing. Prior to joining LPL Financial, from 2006 to 2008, Mr. Moore served as chief executive officer and chief financial officer at ABN AMRO North America and LaSalle Bank Corporation. Before those roles, Mr. Moore worked for Diageo PLC, Europe and Great Britain, in a number of finance management positions, ultimately serving as chief financial officer. Mr. Moore has a B.B.A. in finance from the University of Texas, Austin and a M.M. in finance, marketing and international business from Northwestern University and is a Chartered Financial Analyst (CFA).

Burt White — Managing Director, Research and Chief Investment Officer

Mr. White has served as our managing director, research and chief investment officer since 2007. He is responsible for the strategic direction and continued growth of the LPL Financial research platform. His role includes setting the vision for superior research capabilities and enabling the delivery of conflict-free, objective investment advice by LPL Financial advisors. Prior to joining us in 2007, Mr. White served as a managing director and director of research for Wachovia Securities for 10 years. Mr. White also was an investment analyst for Mercer Investment Consulting, where he provided investment advice to institutional clients. He started his financial services career on the buy side of the business as a research analyst for Thompson, Siegel, and Walmsley, a value-oriented asset manager. Mr. White received a B.B.A. from the College of William and Mary.

Items  11, 12, 13 and 14.

The information required by Items 11, 12, 13 and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Consolidated Financial Statements

Our consolidated financial statements appearing on pages F-1 through F-48 are incorporated herein by reference.

(b) Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of LPL Investment Holdings Inc., dated November 23, 2010. (1)
3.2	Certificate of Ownership and Merger Merging LPL Financial Holdings Inc. with and into LPL Investment Holdings Inc., dated June 14, 2012. (2)
3.3	Third Amended and Restated Bylaws of LPL Financial Holdings Inc. (3)
4.1	Stockholders’ Agreement, dated as of December 28, 2005, among LPL Investment Holdings Inc., LPL Holdings, Inc. and other stockholders party thereto. (4)
4.2	First Amendment to Stockholders’ Agreement dated December 28, 2005, among LPL Investment Holdings Inc., LPL Holdings, Inc. and other stockholders party thereto, dated November 23, 2010. (5)
4.3
Stockholders’ Agreement among the Company and Hellman & Friedman Capital Partners V, L.P., Hellman & Friedman Capital Partners V (Parallel), L.P., Hellman & Friedman Capital Associates V, L.P., TPG Partners IV, L.P. and other parties thereto, dated November 23, 2010.(6)

4.4	Fifth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan. (7)
4.5	Management Stockholders’ Agreement among LPL Investment Holdings Inc., Stephanie L. Brown, Mark S. Casady, William E. Dwyer III, Robert J. Moore, and Esther M. Stearns, dated November 23, 2010. (5)
4.6	Amendment and Waiver to Management Stockholders' Agreement between Robert J. Moore and the LPL Investment Holdings Inc. dated May 31, 2012. (8)
4.7	Amendment and Waiver to Management Stockholders' Agreement between Esther M. Stearns and LPL Financial Holdings Inc. dated December 28, 2012. *
10.1	Amended and Restated Executive Employment Agreement among Mark S. Casady, LPL Investment Holdings Inc., LPL Holdings, Inc. and LPL Financial Corporation, dated July 23, 2010. (9)
10.2	Employment Agreement among Esther M. Stearns, NestWise LLC, LPL Holdings, Inc., LPL Financial Holdings Inc., and LPL Financial LLC, dated December 20, 2012. (10)
10.3	Revenue Award Agreement between LPL Financial Holdings Inc. and Esther M. Stearns dated January 1, 2013. * ✓
10.4	EBITDA Award Agreement between LPL Financial Holdings Inc. and Esther M. Stearns dated January 1, 2013. *
10.5	Amended and Restated Executive Employment Agreement among William E. Dwyer III, LPL Investment Holdings Inc., LPL Holdings, Inc. and LPL Financial Corporation, dated July 23, 2010. (9)
10.6	Amended and Restated Employment Agreement between Dan H. Arnold, LPL Financial LLC, LPL Financial Holdings Inc., and UVEST Financial Services Group Inc. dated December 26, 2012. *
10.7	Amended and Restated Executive Employment Agreement among Stephanie L. Brown, LPL Investment Holdings Inc., LPL Holdings, Inc. and LPL Financial Corporation dated July 23, 2010. (9)
10.8	Executive Employment Agreement among Robert J. Moore, LPL Investment Holdings Inc., LPL Holdings, Inc. and LPL Financial Corporation, dated July 23, 2010. (9)
10.9	Relocation Bonus Agreement between Mark R. Helliker and LPL Financial LLC, dated January 25, 2011. (5)
10.10	Form of Indemnification Agreement. (1)
10.11	2005 LPL Investment Holdings Inc. Stock Option Plan for Incentive Stock Options. (11)

Exhibit No.	Description of Exhibit
10.12	2005 LPL Investment Holdings Inc. Stock Option Plan for Non-Qualified Stock Options. (11)
10.13	LPL Investment Holdings Inc. 2008 Stock Option Plan. (12)
10.14	Form of LPL Investment Holdings Inc. Stock Option Agreement granted under the LPL Investment Holdings Inc. 2008 Stock Option Plan. (13)
10.15	LPL Investment Holdings Inc. 2008 Nonqualified Deferred Compensation Plan. (14)
10.16	Amendment to the LPL Investment Holdings Inc. 2008 Nonqualified Deferred Compensation Plan, dated December 1, 2011. (6)
10.17	LPL Investment Holdings Inc. Advisor Incentive Plan. (15)
10.18	LPL Investment Holdings Inc. Financial Institution Incentive Plan. (13)
10.19	LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (16)
10.20	Form of Senior Executive Stock Option Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. *
10.21	Form of Senior Management Stock Option Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. *
10.22	Form of Senior Executive Restricted Stock Unit Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. *
10.23	Form of Senior Management Restricted Stock Unit Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. *
10.24	LPL Investment Holdings Inc. and Affiliates Corporate Executive Bonus Plan. (17)
10.25	LPL Financial LLC Executive Severance Plan, effective as of November 23, 2010. (5)
10.26
Credit Agreement, dated as of March 29, 2012, by and among LPL Investment Holdings, Inc., LPL Holdings, Inc., the several lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent Collateral Agent, Letter of Credit Issuer and Swingline Lender. (18)

10.27	Thomson Transaction Services Master Subscription Agreement dated as of January 5, 2009 between LPL Financial Corporation and Thomson Financial LLC. (19)†
21.1	List of Subsidiaries of LPL Financial Holdings Inc.*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation*
____________

*	Filed herewith.

†	Confidential treatment granted by the Securities and Exchange Commission.

✓	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010.

(2)	Incorporated by reference to the Form 8-K filed on June 19, 2012.

(3)	Incorporated by reference to the Form 8-K/A filed on August 8, 2012.

(4)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10 filed on July 10, 2007.
(5)	Incorporated by reference to the Form 10-K filed on March 9, 2011.

(6)	Incorporated by reference to the Form 10-K filed on February 27, 2012.

(7)	Incorporated by reference to the Form 8-K filed on December 18, 2008.

(8)	Incorporated by reference to the Form 8-K filed on June 5, 2012.

(9)	Incorporated by reference to the Form 8-K filed on July 23, 2010.

(10)	Incorporated by reference to the Form 8-K filed on December 26, 2012.

(11)	Incorporated by reference to the Registration Statement on Form 10 filed on April 30, 2007.

(12)	Incorporated by reference to the Form 8-K filed on February 21, 2008.

(13)	Incorporated by reference to the Registration Statement on Form S-1 filed on June 4, 2010.

(14)	Incorporated by reference to Form 8-K filed on November 25, 2008.

(15)	Incorporated by reference to the Form S-8 filed on June 5, 2008.

(16)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed on November 3, 2010.

(17)	Incorporated by reference to the Schedule 14A filed on April 27, 2010.

(18)	Incorporated by reference to the Form 8-K filed on April 2, 2012.

(19)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 filed on June 22, 2010.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LPL Financial Holdings Inc.

By:    /s/  Mark S. Casady
Mark S. Casady
Chief Executive Officer and Chairman

Dated: February 25, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Casady Mark S. Casady	Chief Executive Officer and Chairman	February 25, 2013

/s/ Dan H. Arnold Dan H. Arnold	Chief Financial Officer	February 25, 2013

/s/ Thomas D. Lux Thomas D. Lux	Chief Accounting Officer	February 25, 2013

/s/ Richard W. Boyce Richard W. Boyce	Director	February 25, 2013

/s/ John J. Brennan John J. Brennan	Director	February 25, 2013

/s/ Jeffrey A. Goldstein Jeffrey A. Goldstein	Director	February 25, 2013

/s/ James S. Putnam James S. Putnam	Director	February 25, 2013

/s/ James S. Riepe James S. Riepe	Director	February 25, 2013

/s/ Richard P. Schifter Richard P. Schifter	Director	February 25, 2013

/s/ Jeffrey E. Stiefler Jeffrey E. Stiefler	Director	February 25, 2013

/s/ Allen R. Thorpe Allen R. Thorpe	Director	February 25, 2013

LPL FINANCIAL HOLDINGS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of LPL Financial Holdings Inc. are included in response to Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
LPL Financial Holdings Inc.
Boston, Massachusetts

We have audited the accompanying consolidated statements of financial condition of LPL Financial Holdings Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 25, 2013

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands, except per share data)

	2012	2011	2010
REVENUES:
Commission	$1,820,517	$1,754,435	$1,620,811
Advisory	1,062,490	1,027,473	860,227
Asset-based	403,067	359,724	317,505
Transaction and other	321,558	292,207	274,148
Interest income, net of interest expense	18,742	20,065	19,807
Other	34,714	25,471	20,988
Total net revenues	3,661,088	3,479,375	3,113,486
EXPENSES:
Commission and advisory	2,509,913	2,410,337	2,362,910
Compensation and benefits	362,705	322,126	308,656
Promotional	107,074	82,885	69,191
Depreciation and amortization	71,796	72,741	86,037
Professional services	62,298	41,590	39,521
Occupancy and equipment	58,568	55,470	50,159
Communications and data processing	39,522	36,696	34,372
Brokerage, clearing and exchange	38,924	38,087	34,625
Regulatory fees and other	32,306	26,116	26,143
Restructuring charges	5,597	21,407	13,922
Other	50,444	20,471	48,413
Total operating expenses	3,339,147	3,127,926	3,073,949
Non-operating interest expense	54,826	68,764	90,407
Loss on extinguishment of debt	16,524	—	37,979
Total expenses	3,410,497	3,196,690	3,202,335
INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	250,591	282,685	(88,849)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	98,673	112,303	(31,987)
NET INCOME (LOSS)	$151,918	$170,382	$(56,862)
EARNINGS (LOSS) PER SHARE (Note 16):
Basic	$1.39	$1.55	$(0.64)
Diluted	$1.37	$1.50	$(0.64)
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
NET INCOME (LOSS)	$151,918	$170,382	$(56,862)
Other comprehensive income, net of tax:
Adjustment for items reclassified to earnings, net of tax expense of $527 at December 31, 2012, $2,258 at December 31, 2011, and $3,235 at December 31, 2010 (Note 13)	850	3,646	6,776
Total other comprehensive income, net of tax	850	3,646	6,776
TOTAL COMPREHENSIVE INCOME (LOSS)	$152,768	$174,028	$(50,086)

See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
For the Years Ended December 31, 2012 and 2011
(Dollars in thousands, except par value)

	2012	2011
ASSETS
Cash and cash equivalents	$466,261	$720,772
Cash and securities segregated under federal and other regulations	577,433	382,905
Receivables from:
Clients, net of allowance of $587 at December 31, 2012 and $716 at December 31, 2011	369,814	301,292
Product sponsors, broker-dealers and clearing organizations	152,950	143,493
Others, net of allowance of $6,675 at December 31, 2012 and $8,833 at December 31, 2011	241,324	187,408
Securities owned:
Trading — at fair value	8,088	6,290
Held-to-maturity	10,202	11,167
Securities borrowed	9,448	7,890
Income taxes receivable	5,215	—
Fixed assets, net of accumulated depreciation and amortization of $324,684 at December 31, 2012 and $305,143 at December 31, 2011	130,847	91,317
Debt issuance costs, net of accumulated amortization of $4,903 at December 31, 2012 and $19,197 at December 31, 2011	21,254	18,620
Goodwill	1,371,523	1,334,086
Intangible assets, net of accumulated amortization of $237,681 at December 31, 2012 and $198,139 at December 31, 2011	503,528	537,670
Other assets	120,637	73,416
Total assets	$3,988,524	$3,816,326
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$203,132	$187,575
Payables to clients	749,505	456,719
Payables to broker-dealers and clearing organizations	53,031	34,755
Accrued commission and advisory expenses payable	128,459	109,715
Accounts payable and accrued liabilities	216,138	160,399
Income taxes payable	—	906
Unearned revenue	61,808	59,537
Interest rate swaps	—	1,377
Securities sold, but not yet purchased — at fair value	366	161
Senior secured credit facilities	1,317,825	1,332,668
Deferred income taxes — net	118,240	127,766
Total liabilities	2,848,504	2,471,578
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 115,713,741 shares issued at December 31, 2012 and 110,531,939 shares issued at December 31, 2011	116	110
Additional paid-in capital	1,228,075	1,137,723
Treasury stock, at cost — 9,421,800 shares at December 31, 2012 and 2,617,629 shares at December 31, 2011	(287,998)	(89,037)
Accumulated other comprehensive loss	—	(850)
Retained earnings	199,827	296,802
Total stockholders’ equity	1,140,020	1,344,748
Total liabilities and stockholders’ equity	$3,988,524	$3,816,326
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2012, 2011 and 2010
(Amounts in thousands)

			Additional Paid-In Capital			Stockholder Loans	Accumulated Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2009	94,215	$87	$679,277	—	$—	$(499)	$(11,272)	$183,282	$850,875
Net (loss) and other comprehensive income, net of tax expense							6,776	(56,862)	(50,086)
Stockholder loans						499			499
Revocation of restricted stock awards	(25)
Stock option exercises and other	13,039	13	88						101
Release on the restriction of stock awards		7	221,975						221,982
Excess tax benefits from share-based compensation			93,445						93,445
Share-based compensation			15,137						15,137
Issuance of common stock	1,486	2	41,800						41,802
BALANCE — December 31, 2010	108,715	$109	$1,051,722	—	$—	$—	$(4,496)	$126,420	$1,173,755
Net income and other comprehensive income, net of tax expense							3,646	170,382	174,028
Treasury stock purchases				2,618	(89,037)				(89,037)
Stock option exercises and other	1,817	1	10,161						10,162
Excess tax benefits from share-based compensation			57,590						57,590
Share-based compensation			18,250						18,250
BALANCE — December 31, 2011	110,532	$110	$1,137,723	2,618	$(89,037)	$—	$(850)	$296,802	$1,344,748
Net income and other comprehensive income, net of tax expense							850	151,918	152,768
Issuance of common stock to settle restricted stock units	2,823	3	(3)						—
Treasury stock purchases				6,812	(199,222)				(199,222)
Cash dividends on common stock								(248,809)	(248,809)
Stock option exercises and other	2,337	3	15,937	(8)	261			(84)	16,117
Excess tax benefits from share-based compensation			53,296						53,296
Share-based compensation	22		21,122						21,122
BALANCE — December 31, 2012	115,714	$116	$1,228,075	9,422	$(287,998)	$—	$—	$199,827	$1,140,020
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$151,918	$170,382	$(56,862)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash items:
Depreciation and amortization	71,796	72,741	86,037
Amortization of debt issuance costs	4,591	5,091	4,896
Impairment of fixed assets	4,033	—	840
Loss on disposal of fixed assets	204	112	160
Share-based compensation	21,122	18,250	237,119
Excess tax benefits related to share-based compensation	(53,296)	(57,590)	(93,445)
Provision for bad debts	1,159	3,833	1,621
Deferred income tax provision	(12,219)	(8,432)	(21,619)
Loss on extinguishment of debt	16,524	—	37,979
Impairment of intangible assets	—	2,776	—
Lease abandonment	(538)	1,054	5,383
Changes in estimated fair value of contingent consideration obligations	11,353	1,262	—
Loan forgiveness	1,468	1,530	4,359
Other	993	1,511	(160)
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	(194,528)	(9,271)	(85,026)
Receivables from clients	(68,393)	(30,302)	(13,522)
Receivables from product sponsors, broker-dealers and clearing organizations	(9,457)	59,839	(31,432)
Receivables from others	(53,124)	(22,549)	(35,546)
Securities owned	(1,321)	3,158	6,297
Securities borrowed	(1,558)	501	(3,441)
Other assets	(52,216)	(7,806)	(3,877)
Drafts payable	15,557	5,086	56,722
Payables to clients	292,786	73,430	(110,654)
Payables to broker-dealers and clearing organizations	18,276	(4,315)	20,853
Accrued commission and advisory expenses payable	18,744	(20,693)	20,368
Accounts payable and accrued liabilities	20,743	(21,016)	15,279
Income taxes receivable/payable	47,175	202,537	(73,835)
Unearned revenue	2,271	5,919	7,774
Securities sold, but not yet purchased	205	(4,660)	818
Net cash provided by (used in) operating activities	254,268	442,378	(22,914)

LPL Financial HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - (Continued)
For the Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(54,786)	(36,347)	(23,095)
Purchase of securities classified as held-to-maturity	(7,210)	(7,685)	(5,392)
Proceeds from maturity of securities classified as held-to-maturity	8,100	6,000	6,200
Deposits of restricted cash	(64)	(7,794)	(24,121)
Release of restricted cash	7,550	22,245	7,216
Acquisitions, net of cash acquired (Note 3)	(43,684)	(41,977)	—
Purchases of minority interest investments	(1,575)	—	—
Net cash used in investing activities	(91,669)	(65,558)	(39,192)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured credit facilities	(1,364,843)	(53,971)	(12,584)
Proceeds from senior secured credit facilities	1,330,681	—	566,700
Redemption of subordinated notes	—	—	(579,563)
Payment of debt amendment costs	(4,431)	—	(7,181)
Repurchase of common stock	(199,121)	(89,037)	—
Dividends on common stock	(248,809)	—	—
Excess tax benefits related to share-based compensation	53,296	57,590	93,445
Proceeds from stock option exercises and other	16,117	10,162	101
Issuance of common stock	—	—	41,802
Net cash (used in) provided by financing activities	(417,110)	(75,256)	102,720
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(254,511)	301,564	40,614
CASH AND CASH EQUIVALENTS — Beginning of year	720,772	419,208	378,594
CASH AND CASH EQUIVALENTS — End of year	$466,261	$720,772	$419,208
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$54,883	$68,669	$92,888
Income taxes paid	$62,260	$60,651	$63,387
NONCASH DISCLOSURES:
Capital expenditures purchased through short-term credit	$5,181	$6,226	$4,023
Fixed assets acquired under build-to-suit lease	$5,599	$—	$—
Gain on interest rate swaps, net of tax expense	$850	$3,646	$6,776
Discount on proceeds from senior secured credit facilities recorded as debt issuance costs	$19,319	$—	$13,300
Pending settlement of treasury stock purchases	$101	$—	$—
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.    Organization and Description of the Company
LPL Financial Holdings Inc. (“LPLFH”) (formerly known as LPL Investment Holdings Inc.), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the “Company”) provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at financial institutions (collectively “advisors”) in the United States of America. Through its custody and clearing platform, using both proprietary and third-party technology, the Company provides access to diversified financial products and services enabling its advisors to offer independent financial advice and brokerage services to retail investors (their “clients”).
On December 28, 2005, LPL Holdings, Inc. (“LPLH”), and its subsidiaries were acquired through a merger transaction with BD Acquisition Inc., a wholly owned subsidiary of LPLFH (previously named BD Investment Holdings, Inc.). LPLFH was formed by investment funds affiliated with TPG Capital and Hellman & Friedman LLC (collectively, the “Sponsors”). The acquisition was accomplished through the merger of BD Acquisition Inc. with and into LPLH, with LPLH being the surviving entity (the “Acquisition”). The Acquisition was financed by a combination of borrowings under the Company’s senior secured credit facilities, the issuance of senior unsecured subordinated notes and direct and indirect equity investments from the Sponsors, co-investors, management and the Company’s advisors.
Description of Our Subsidiaries — LPLH, a Massachusetts holding corporation, owns 100% of the issued and outstanding common stock of LPL Financial LLC (“LPL Financial”), Fortigent Holdings Company, Inc. (“Fortigent”), NestWise LLC (“NestWise”), UVEST Financial Services Group, Inc. (“UVEST”), LPL Independent Advisor Services Group LLC (“IASG”), Independent Advisers Group Corporation (“IAG”), LPL Insurance Associates, Inc. (“LPLIA”) and Concord Capital Partners (“Concord” or “CCP”). LPLH is also the majority stockholder in PTC Holdings, Inc. (“PTCH”), and owns 100% of the issued and outstanding voting common stock. As required by the Office of the Comptroller of the Currency, members of the Board of Directors of PTCH own shares of nonvoting common stock in PTCH.
LPL Financial, with primary offices in Boston, San Diego and Charlotte, is a clearing broker-dealer and an investment adviser that principally transacts business as an agent for its advisors and financial institutions on behalf of their clients in a broad array of financial products and services. LPL Financial is licensed to operate in all 50 states, Washington D.C. and Puerto Rico.
Fortigent, acquired in April 2012, provides solutions and consulting services to registered investment advisors, banks and trust companies servicing high-net-worth clients.
NestWise, established in April 2012, leverages a proprietary online financial planning platform designed to support advisors who serve the mass market. In connection with the Company's launch of NestWise, NestWise acquired all of the issued and outstanding stock of Veritat Advisors, Inc. (“Veritat”). Veritat was a registered investment advisory firm that developed a version of the online financial planning platform used by NestWise.
UVEST was an introducing broker-dealer and investment adviser that provided independent, nonproprietary third-party brokerage and advisory services to banks, credit unions and other financial institutions. During 2011, the Company committed to a corporate restructuring plan to enhance its service offering, while generating efficiencies by consolidating the operations of UVEST with those of LPL Financial (See Note 4).
IASG is a holding company for Mutual Service Corporation (“MSC”), Associated Financial Group, Inc. (“AFG”), Associated Securities Corp., Inc. (“Associated”), Associated Planners Investment Advisory, Inc. (“APIA”) and Waterstone Financial Group, Inc. (“WFG”) (together, the “Affiliated Entities”). On July 10, 2009, the Company committed to a corporate restructuring plan to consolidate the operations of the Affiliated Entities with those of LPL Financial. Prior to the consolidation of operations, the Affiliated Entities engaged primarily in introducing brokerage and advisory transactions through unaffiliated third-party clearing broker-dealers. The Affiliated Entities ceased operations as active broker-dealers on September 14, 2009 and the securities licenses of advisors associated with the Affiliated Entities who elected to transfer, as well as their respective client accounts which had previously cleared through a third-party platform, were transferred to the LPL Financial clearing platform. Following the completion of these transfer activities, advisors and client accounts previously associated with the Affiliated Entities became associated with LPL Financial. The Affiliated Entities had no active employees, advisors or client accounts during the years ended December 31, 2012 and 2011. Associated and WFG withdrew their registration with the Financial Industry Regulatory Authority (“FINRA”) effective February 5, 2011, and MSC withdrew its registration with FINRA effective November 11, 2011. See Note 4 for further discussion.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

IAG is a registered investment adviser which offers an investment advisory platform for clients of advisors working for other financial institutions.
LPLIA operates as a brokerage general agency, which offers life, long-term care and disability insurance products and services for LPL Financial advisors.
Concord, acquired in June 2011, provides technology and open architecture investment management solutions for trust departments of financial institutions. See Note 3 for additional details.
PTCH is a holding company for The Private Trust Company, N.A. (“PTC”). PTC is chartered as a non-depository limited purpose national bank, providing a wide range of trust, investment management oversight and custodial services for estates and families. PTC also provides Individual Retirement Account custodial services for LPL Financial.

2.    Summary of Significant Accounting Policies

Basis of Presentation — These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, intangible assets, allowance for doubtful accounts, valuation of share-based compensation, accruals for liabilities, income taxes, revenue and expense accruals, and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements. Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current period presentation. The Company has evaluated subsequent events up to and including the date these consolidated financial statements were issued.

Consolidation — These consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method.

Revenue Recognition Policies:

Substantially all of the Company's revenues are based on contractual arrangements. In determining the appropriate recognition of commissions, the Company reviews the terms and conditions of the brokerage account agreements between the Company and its advisors' clients, representative agreements with its advisors, which include payout rates and terms, and selling agreements with product sponsors for packaged investment products such as mutual funds, annuities, insurance and alternative investments. In determining the appropriate recognition of advisory revenues, the Company reviews the terms and conditions of the advisory agreements between the advisors' clients and the applicable Registered Investment Advisor (“RIA”), representative agreements with its advisors, and agreements with third parties who provide specific investment management or investment strategies.

Revenues are recognized in the periods in which the related services are performed provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectability is reasonably assured. Payments received by the Company in advance of the performance of service are deferred and recognized as revenue when earned.

Management considers the nature of the Company's contractual arrangements in determining whether to recognize certain types of revenue on the basis of the gross amount billed or net amount retained after payments are made to providers of certain services related to the product or service offering.

The main factors the Company uses to determine whether to record revenue on a gross or net basis are whether:

•	the Company is primarily responsible for the service to the advisor and their client;

•	the Company has discretion in establishing fees paid by the client and fees due to the third-party service provider and

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•	the Company is involved in the determination of product or service specifications.
When client fees include a portion of charges that are paid to another party and the Company is primarily responsible for providing the service to the client, the Company recognizes revenue on a gross basis in an amount equal to the fee paid by the client. The cost of revenues recognized by the Company is the amount due to the other party and is recorded as commission and advisory expense in the consolidated statements of operations.
In instances in which another party is primarily responsible for providing the service to the client, the Company only recognizes the net amount retained by the Company. The portion of the fees that are collected from the client by the Company and remitted to the other party are considered pass through amounts and accordingly are not a component of revenues or cost of revenues.
The Company recognizes revenue related to commission, advisory fees, asset-based fees, transaction and other fees, and interest income (net of interest expense).
Commission — Commission revenue represents commissions generated by the Company's advisors for their clients' purchases and sales of equity securities, and various other financial products such as mutual funds, variable and fixed annuities, alternative investments, fixed income, insurance, group annuities and option and commodity transactions. The Company generates two types of commission revenues: front-end sales commissions that occur at the point of sale, as well as trailing commissions for which the Company provides ongoing support, awareness and education to clients of its advisors.
The Company recognizes front-end sales commissions as revenue on a trade-date basis, which is when the Company's performance obligations in generating the commissions have been substantially completed. The Company settles a significant volume of transactions that are initiated directly between its advisors and product sponsors, particularly with regard to mutual fund, 529 plan, and fixed and variable annuity and insurance products. As a result, management must estimate a portion of its commission revenues earned from clients for purchases and sales of these products for each accounting period for which the proceeds have not yet been received. These estimates are based on the amount of commissions earned from transactions in these products in prior periods.
Commission revenue includes mutual fund, 529 plan and fixed and variable product trailing fees which are recurring in nature. These trailing fees are earned by the Company based on a percentage of the current market value of clients' investment holdings in trail-eligible assets, and recognized over the period during which services are performed. Because trail commission revenues are generally paid in arrears, management estimates the majority of trail commission revenues earned during each period. These estimates are based on a number of factors including market levels and the amount of trail commission revenues received in prior periods.
The amount of such accruals are shown as commissions receivable from product sponsors and others, and are classified within receivables from product sponsors, broker-dealers and clearing organizations in the consolidated statements of financial condition.
A substantial portion of the commission revenue is ultimately paid to the advisors. The Company records an estimate for commissions payable based upon payout ratios for each product for which the Company has accrued commission revenue. Such amounts are recorded by the Company as commission and advisory expense in the consolidated statements of operations.
Advisory — The Company records fees charged to clients as advisory revenue in advisory accounts where LPL Financial or IAG is the RIA. A substantial portion of these advisory fees are paid to the related advisor; such payments are recorded as commission and advisory expense in the consolidated statements of operations.
Certain advisors conduct their advisory business through separate entities by establishing their own RIA pursuant to the Investment Advisers Act of 1940, rather than using the Company's corporate RIA. These stand-alone RIAs ("Independent RIA") engage the Company for clearing, regulatory and custody services, as well as access to the Company's investment advisory platforms. The advisory revenue generated by these Independent RIAs is earned by the advisors, and accordingly not included in the Company's advisory revenue.
The Company charges administrative fees based on the value of assets within these advisory accounts and classifies such revenues as advisory and transaction and other in the consolidated statements of operations.

Asset-Based — Asset-based revenues are comprised of fees from cash sweep programs, financial product

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

manufacturer sponsorship programs and omnibus processing and networking services and are recorded and recognized ratably over the period in which services are provided.

Transaction and Other — The Company charges fees for executing certain transactions in client accounts. Transaction related charges are recognized on a trade-date basis. Other fees relate to services provided and other account charges generally outlined in the Company’s agreements with its clients, advisors and financial institutions. Such fees are recognized as services are performed or as earned, as applicable. In addition, the Company offers various services, for which fees are charged on a subscription basis and are recognized over the subscription period.

Interest Income, Net of Interest Expense — The Company earns interest income from its cash equivalents and client margin balances, less interest expense on related transactions. Because interest expense incurred in connection with cash equivalents and client margin balances is completely offset by revenue on related transactions, the Company considers such interest to be an operating expense. Interest expense from operations for the years ended December 31, 2012, 2011 and 2010 did not exceed $1.0 million in any fiscal year presented.

Compensation and Benefits — The Company records compensation and benefits for all cash and deferred compensation, benefits and related taxes as earned by its employees. Compensation and benefits expense also includes fees earned by temporary employees and contractors who perform similar services to those performed by the Company’s employees, primarily software development and project management activities. Temporary employee and contractor services of $21.5 million, $21.0 million and $21.8 million were incurred during the years ended December 31, 2012, 2011 and 2010, respectively.

Share-Based Compensation — Certain employees, advisors, institutions, executive officers and non-employee directors of the Company participate in various long-term incentive plans, which provide for granting stock options, warrants, restricted stock awards and restricted stock units. Stock options and warrants generally vest in equal increments over a three- to five-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards, and restricted stock units granted in 2012, generally cliff-vest after a two-year period.

The Company recognizes share-based payments awarded to employees, officers and directors as compensation and benefits expense, based on the grant-date fair value over the requisite service period of the individual grants, which generally equals the vesting period.

The Company accounts for share-based payments awarded to advisors and financial institutions as commissions and advisory expense, based on the fair value of the award at each reporting period. If the value of the Company's common stock increases over a given period, this accounting treatment results in additional commission and advisory expense.

As there are no observable market prices for identical or similar instruments, the Company estimates the fair value of stock options and warrants using a Black-Scholes valuation model. The Company must make assumptions regarding the number of stock options and warrants that will be forfeited. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Rather, different forfeiture assumptions would only impact the timing of expense recognition over the vesting period.

Earnings Per Share — Basic earnings per share is computed by dividing income by the basic weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if share-based payment awards were exercised, except when such assumed exercises would have an antidilutive effect on earnings per share. Diluted earnings per share is computed by dividing income by a weighted average number of shares outstanding amount reflective of this potential dilution.

Prior to February 22, 2012, the Company was required to calculate earnings per share using the two-class method by allocating a portion of its earnings to employees who held stock units containing non-forfeitable rights to dividends or dividend equivalents under its 2008 Nonqualified Deferred Compensation Plan (the "Deferred Compensation Plan"). Basic earnings per share was computed by dividing income less earnings attributable to

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

employees that held stock units under the Deferred Compensation Plan by the basic weighted average number of shares outstanding. Diluted earnings per share was computed in a manner similar to basic earnings per share, except the weighted average number of shares outstanding was increased to include the dilutive effect of outstanding stock options, warrants and other stock-based awards. After the distribution of shares on February 22, 2012 pursuant to the Deferred Compensation Plan, the two-class method was no longer applicable.

Income Taxes — In preparing the consolidated financial statements, the Company estimates income tax expense based on various jurisdictions where it conducts business. The Company must then assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established to the extent that it is more-likely-than-not that such deferred tax assets will not be realized. When the Company establishes a valuation allowance or modifies the existing allowance in a certain reporting period, the Company generally records a corresponding increase or decrease to tax expense in the consolidated statements of operations. Management makes significant judgments in determining the provision for income taxes, the deferred tax assets and liabilities, and any valuation allowances recorded against the deferred tax asset. Changes in the estimate of these taxes occur periodically due to changes in the tax rates, changes in the business operations, implementation of tax planning strategies, resolution with taxing authorities of issues where the Company had previously taken certain tax positions and newly enacted statutory, judicial and regulatory guidance. These changes could have a material effect on the Company’s consolidated statements of operations, financial condition or cash flows in the period or periods in which they occur.

The Company recognizes the tax effects of a position in the consolidated financial statements only if it is more-likely-than-not to be sustained based solely on its technical merits, otherwise no benefits of the position are to be recognized. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. Moreover, each tax position meeting the recognition threshold is required to be measured as the largest amount that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. See Note 11 for additional detail regarding the Company’s uncertain tax positions.

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

Cash and Securities Segregated Under Federal and Other Regulations — Certain subsidiaries of the Company are subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its customers in accordance with Securities and Exchange Commission ("SEC") Rule 15c3-3 and other regulations.

Receivables From and Payables to Clients — Receivables from clients include amounts due on cash and margin transactions. The Company extends credit to its clients to finance their purchases of securities on margin. The Company receives income from interest charged on such extensions of credit. Payables to clients represent credit balances in client accounts arising from deposits of funds, proceeds from sales of securities and dividend and interest payments received on securities held in client accounts at LPL Financial. At December 31, 2012 and 2011, $729.1 million and $445.9 million, respectively, of the balance represent free credit balances which are held pending re-investment by the clients. The remaining balance represents funds received from clients to support their trading activities, primarily as collateral for clients' short selling of securities. The Company pays interest on certain client payable balances.

To the extent that margin loans and other receivables from clients are not fully collateralized by client

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

securities, management establishes an allowance that it believes is sufficient to cover any probable losses. When establishing this allowance, management considers a number of factors, including its ability to collect from the client and/or the client’s advisor and the Company’s historical experience in collecting on such transactions.

The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from clients for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Beginning balance — January 1	$716	$655
Provision for bad debts	(129)	61
Ending balance — December 31	$587	$716

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

The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from others for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Beginning balance — January 1	$8,833	$6,796
Provision for bad debts	1,288	3,772
Charge-offs — net of recoveries	(3,446)	(1,735)
Ending balance — December 31	$6,675	$8,833

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

Securities Owned and Securities Sold, But Not Yet Purchased — Securities owned and securities sold, but not yet purchased are reflected on a trade-date basis at market value with realized and unrealized gains and losses being recorded in other revenue in the consolidated statements of operations. Interest income is accrued as earned and dividends are recorded on the ex-dividend date.

U.S. government notes are carried at amortized cost and classified as held-to-maturity, as the Company has both the intent and ability to hold them to maturity. Interest income is accrued as earned. Premiums and discounts are amortized, using a method that approximates the effective yield method, over the term of the security and recorded as an adjustment to the investment yield.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

At December 31, 2012 and 2011, the values of the securities borrowed by the Company and the rehypothecated securities loaned under the NSCC Stock Borrow Program are as follows (in thousands):

	2012		2011
	Contract Value	Collateral Market Value	Contract Value	Collateral Market Value
Securities borrowed	$9,448	$9,416	$7,890	$7,653
Securities loaned	$19,314	$19,314	$14,302	$14,302

Fixed Assets — Furniture, equipment, computers, purchased software, internally developed software and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Furniture, equipment, computers, purchased software and internally developed software are depreciated over a period of three to seven years. Automobiles have depreciable lives of five years. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying leases. Management reviews fixed assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. In 2010, the Company recorded a fixed asset impairment charge of $0.6 million for certain fixed assets that were attributed to the Affiliated Entities business, whose use has since been discontinued, as well as $0.2 million related to fixed assets at abandoned lease locations. During the year ended December 31, 2012, the Company recorded an asset impairment charge of $4.0 million for certain fixed assets related to internally developed software that were determined to have no estimated fair value.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
If the Company determines that a pre-acquisition contingency is probable in nature and estimable as of the acquisition date, the Company records its best estimate for such a contingency as a part of the preliminary purchase price allocation. The Company continues to gather information for and evaluate pre-acquisition contingencies throughout the measurement period and if the Company makes changes to the amounts recorded or if the Company identifies additional pre-acquisition contingencies during the measurement period, such amounts will be included in the purchase price allocation during the measurement period and, subsequently, in the Company's results of operations.
The Company may be required to pay future consideration to the former shareholders of acquired companies, depending upon the terms of the applicable purchase agreement, that is contingent upon the achievement of certain financial and operating targets. The fair value of the contingent consideration is determined using financial forecasts, which estimate the probability and timing of the financial targets being reached, and discounting the associated cash payments to their present value using a risk-adjusted rate of return. The estimated fair value of the contingent consideration on the acquisition date is included in the purchase price of the acquired company. At each reporting date, or whenever there are significant changes in underlying key assumptions, a review of these assumptions is performed and the contingent consideration liability is updated to its estimated fair value. If there are no significant changes in the assumptions, the quarterly determination of the fair value of contingent consideration reflects the implied interest for the passage of time. Changes in the estimated fair value of the contingent consideration obligations may result from changes in the terms of the contingent payments, changes in discount periods and rates and changes in probability assumptions with respect to the timing and likelihood of achieving the certain financial targets. Actual progress toward achieving the financial targets for the remaining measurement periods may be different than the Company's expectations of future performance. The change in the estimated fair value of contingent consideration has been classified as other expenses in the consolidated statements of operations.
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

When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, the Company assesses the recoverability of the carrying value by preparing estimates of future cash flows. The Company recognizes an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. The Company uses a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions the

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Company believes hypothetical marketplace participants would use. For the year ended December 31, 2011 the Company recorded a $2.8 million charge for the impairment of advisor and financial institution relationship intangible assets which is included in restructuring charges within the consolidated statements of operations. See Notes 4 and 9 for further discussion. No impairment occurred for the years ended December 31, 2012 and 2010.

The Company tests intangible assets determined to have indefinite useful lives, including trademarks, trade names and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. The Company performs these annual impairment reviews as of the first day of the fourth quarter (October 1st). The Company uses a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions the Company believes hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. No impairment occurred for the years ended December 31, 2012, 2011 and 2010.

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

If the Company deems the two-step test is necessary, the first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. The Company typically uses an income approach methodology to determine the fair value of a reporting unit, which includes the discounted cash flow method and the market approach methodology that includes the use of market multiples. The assumptions used in these models are consistent with those the Company believes hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

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

Based on a qualitative assessment and a historical cushion of approximately three times the carrying amount, the Company has determined that it is not necessary to perform a quantitative goodwill impairment test. Annual goodwill impairment assessments performed has indicated that it is more-likely-than-not that the fair value of the reporting units is substantially in excess of carrying value and not at risk of failing the first step of the quantitative goodwill impairment test. No impairment has been recognized during the years ended December 31, 2012, 2011 and 2010.

Deferred Loan Issuance and Amendment Costs — Debt issuance and amendment costs have been capitalized and are being amortized as additional interest expense over the expected terms of the related debt agreements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Drafts Payable — Drafts payable represents checks drawn against the Company that have not yet cleared through the bank. At December 31, 2012, the Company had amounts drawn of $191.6 million related to client activities, and $11.5 million of corporate overdrafts.

Legal Reserves — The Company records legal reserves and related insurance recoveries on a gross basis. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to, future legal expenses, the amount of the claim, the amount of the loss in the client’s account, the basis and validity of the claim, the possibility of wrongdoing on the part of advisors and financial institutions, likely insurance coverage, previous results in similar cases, and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Legal reserves and related insurance recoveries are classified as accounts payable and accrued liabilities and receivables from others, respectively, in the consolidated statements of financial condition. Any change in the reserve amount is recorded as professional services in the consolidated statements of operations.

Derivative Instruments and Hedging Activities — The Company from time to time uses interest rate swap agreements to protect itself against changing interest rates and the related impact to the Company’s cash flows. An interest rate swap is a financial derivative instrument whereby two parties enter into a contractual agreement to exchange payments based on underlying interest rates. The Company from time to time uses interest rate swap agreements to hedge the variability on its floating rate senior secured term loan. The Company is required to pay the counterparty to the agreement fixed interest payments on a notional balance and, in turn, receives variable interest payments on that notional balance. Payments are settled quarterly on a net basis.

All derivatives are reported at their corresponding fair value in the Company’s consolidated statements of financial condition. Financial derivative instruments are expected to be highly effective hedges against changes in cash flows and are designated as such upon entering into the agreement. At each reporting date, the Company reassesses the effectiveness of the hedge to determine whether or not it can continue to use hedge accounting. Under hedge accounting, the Company records the increase or decrease in fair value of the derivative, net of tax impact, as other comprehensive income or loss. If the hedge is not determined to be a perfect hedge, yet is still considered highly effective, the Company will calculate the ineffective portion and record the related change in its fair value as additional interest income or expense in the consolidated statements of operations. Amounts accumulated in other comprehensive income (loss) are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Fair Value of Financial Instruments — The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its indebtedness. The Company carries its indebtedness at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments would qualify as Level 2 fair value measurements. See Note 5 for additional detail regarding the Company's fair value measurements. As of December 31, 2012, the carrying amount and fair value of the Company’s indebtedness was approximately $1,317.8 million and $1,320.4 million, respectively. As of December 31, 2011, the carrying amount and fair value was approximately $1,332.7 million and $1,328.2 million, respectively.

Commitments and Contingencies — The Company recognizes liabilities for contingencies when analysis indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount.

Comprehensive Income (Loss) — In accordance with ASU No. 2011-05, Comprehensive Income — Presentation of Comprehensive Income, adopted in the first quarter of 2012, the Company presents its consolidated

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

statements of comprehensive income (loss) separately and immediately following its consolidated statements of operations. The Company’s comprehensive income (loss) is composed of net income (loss) and the effective portion of the unrealized gains (losses) on financial derivatives in cash flow hedge relationships, net of related tax effects.

Recently Issued Accounting Pronouncements — Recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2012, that are of significance, or potential significance, to the Company are discussed below.

In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), which updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This guidance will allow companies to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset, other than goodwill, is impaired in order to determine whether it is necessary to perform a quantitative impairment test. ASU 2012-02 will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not plan to early adopt ASU 2012-02; therefore, the ASU 2012-02 is effective for the Company beginning with the first quarter of fiscal year 2013. The Company does not anticipate the adoption of ASU 2012-02 to have a material impact on its results of operations, financial condition or cash flows.

3.    Acquisitions

The Company completed four acquisitions in 2011 and 2012: National Retirement Partners, Inc. ("NRP"), Concord, Fortigent and Veritat. The pro forma results of operations and the results of operations for acquisitions since the acquisition dates have not been separately disclosed because the effects were not sufficiently significant to the consolidated financial statements.

Purchase price consideration for the acquisitions of NRP, Concord and Veritat included initial cash payments, as well as future contingent consideration payments. In accordance with the respective acquisition agreements, the former owners have the right to receive certain future payments contingent upon achieving certain financial and operating targets. These contingent consideration obligations are measured at fair value on a quarterly basis based on progress towards the defined milestones (See Note 5).

2011 Acquisitions
National Retirement Partners, Inc.
On July 14, 2010, the Company announced a definitive agreement pursuant to which it would acquire certain assets of NRP. NRP's advisors offer retirement products, consulting, and investment services to retirement plan sponsors and plan participants as well as comprehensive financial services to plan participants. This strategic acquisition further enhances the existing LPL base with capabilities and presence of the Company in the group retirement space.
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
The Company may be required to pay future consideration to former shareholders of NRP that is contingent upon the achievement of certain revenue-based milestones in the third year following the acquisition. There is no maximum amount of contingent consideration; however, at the close of the transaction the Company estimated the amount of future payment of contingent consideration to be $7.9 million. Immediately following the close of the transaction, the Company paid $2.0 million of the contingent consideration in advance to former shareholders of NRP, which reduced the remaining amount of future contingent consideration to be paid to $5.9 million.

The Company estimated the fair value of the remaining contingent consideration to be $3.3 million at the close of the transaction, which was determined using a discounted cash flow methodology based on financial

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

forecasts determined by management that includes assumptions about revenue growth, operating margins and discount rates. In 2011, the Company recorded the $3.3 million of contingent consideration within accounts payable and accrued liabilities, and re-measures contingent consideration at fair value at each interim reporting period with changes recognized in earnings (See Note 5).
Excluding the advance of contingent consideration of $2.0 million paid upon the close of the transaction, total consideration for the NRP acquisition was approximately $25.3 million. Transaction costs associated with the Company’s acquisition of NRP totaling $4.8 million were expensed as incurred through other expense in the consolidated statements of operations. Of these transaction costs, $2.5 million were incurred during the year ended December 31, 2011.

Concord Capital Partners
On April 20, 2011, the Company announced its intent to acquire all of the outstanding common stock of Concord. Concord is an industry leader in providing open architecture investment management solutions for trust departments of financial institutions. Through this acquisition, the Company has the ability to support both the brokerage and trust business lines of current and prospective financial institutions. The acquisition creates new expansion opportunities such as giving the Company the ability to custody personal trust assets within banks across the country.
On June 22, 2011, the transaction closed. The Company paid $20.0 million, net of cash acquired, at the closing of the transaction to the former shareholders of Concord and placed $2.3 million of cash into escrow subject to adjustment pursuant to the terms of the stock purchase agreement. As of December 31, 2012, $0.5 million remains in an escrow account to be paid to former shareholders of Concord in accordance with the terms of the stock purchase agreement. The Company has classified the escrow account as restricted cash, which is included in other assets on the consolidated statements of financial condition.
The Company may be required to pay future consideration that is contingent upon the achievement of certain gross margin-based milestones for the year ended December 31, 2013. At the close of the transaction, the maximum amount of contingent consideration was $15.0 million.

The Company estimated the fair value of the contingent consideration to be $11.5 million at the close of the transaction, which was determined using a discounted cash flow methodology based on financial forecasts determined by management that includes assumptions about growth in gross margin and discount rates. At the close of the transaction, the Company recorded the contingent consideration of $11.5 million within accounts payable and accrued liabilities, and re-measures contingent consideration at fair value at each interim reporting period with changes recognized in earnings (See Note 5).
Including the contingent consideration of $11.5 million, the total consideration for the acquisition was approximately $33.8 million. During the year ended December 31, 2011, the Company incurred transaction costs associated with its acquisition of Concord totaling $1.0 million which were recorded as other expense in the consolidated statements of operations.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Set forth below is a reconciliation of assets acquired and liabilities assumed during the year ended December 31, 2011 (in thousands):

	NRP	CCP	Total
Goodwill	$13,698	$27,022	$40,720
Accounts receivable	—	770	770
Other assets	—	190	190
Intangible assets	11,800	7,550	19,350
Fixed assets(1)	—	3,950	3,950
Accounts payable and accrued liabilities	(190)	(5,721)	(5,911)
Net assets acquired	$25,308	$33,761	$59,069
___________________

(1)	Fixed assets acquired from CCP relate primarily to internally developed software, which amortizes over 5 years.

Set forth below is supplemental cash flow information for the year ended December 31, 2011 (in thousands):

	NRP	CCP	Total
Cash payments, net of cash acquired	$22,008	$19,969	$41,977
Cash paid to escrow	—	2,250	2,250
Contingent consideration	3,300	11,542	14,842
Total purchase price	$25,308	$33,761	$59,069

The Company allocated the estimated purchase price to specific amortizable intangible asset categories as follows (dollars in thousands):

	Amortization Period (in years)	Amount Assigned
NRP
Client relationships	11.0	$4,730
Advisor relationships	9.0	4,080
Product sponsor relationships	4.0	2,990
Total intangible assets acquired from NRP		$11,800

CCP
Client relationships	15.0	$7,550

2012 Acquisitions
Fortigent Holdings Company, Inc.
On April 23, 2012, the Company acquired all of the outstanding common stock of Fortigent Holdings Company, Inc. and its wholly owned subsidiaries Fortigent, LLC, Fortigent Reporting Company, LLC and Fortigent Strategies Company, LLC. Fortigent is a leading provider of solutions and consulting services to registered investment advisors, banks and trust companies servicing high-net-worth clients. This strategic acquisition further enhances the Company's capabilities and offers an extension of the Company's existing services for wealth management advisors.

The Company paid $38.8 million at the closing of the transaction, net of cash acquired. As of December 31, 2012, $8.1 million remains in an escrow account to be paid to former shareholders of Fortigent in accordance with the terms of the stock purchase agreement. Such amount has been classified by the Company as restricted cash and is included in other assets on the consolidated statements of financial condition. Goodwill resulting from this

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

business combination is largely attributable to the existing workforce of Fortigent and synergies expected to arise after the Company's acquisition of Fortigent. The Company cumulatively incurred transaction costs associated with its acquisition of Fortigent totaling $1.2 million; $0.7 million of which were recorded during the year ended December 31, 2012, and are included in other expenses in the consolidated statements of operations.

Veritat Advisors, Inc.
On July 10, 2012, the Company acquired all of the outstanding common stock of Veritat. Veritat was a registered investment advisory firm that developed and utilized a proprietary online financial planning platform designed to support advisors who serve the mass market. This strategic acquisition enhances the technological capabilities of the Company and increases the flexibility of its service offering, in light of its recently announced initiative to serve the mass market.
The Company paid $4.9 million at the closing of the transaction, net of cash acquired. Goodwill resulting from this acquisition is primarily attributable to synergies expected to arise after the Company's acquisition of Veritat. The Company incurred transaction costs associated with its acquisition of Veritat totaling $0.1 million during the year ended December 31, 2012 that are included in other expenses in the consolidated statements of operations.
The Company may be required to pay future consideration to the former shareholders of Veritat that is contingent upon the achievement of certain financial targets and retention of key employees. The maximum aggregate amount of contingent payments is $20.9 million to be paid over the following measurement dates: December 31, 2013, June 30, 2015, June 30, 2017 and December 31, 2017 (together the "Performance Measurement Dates"), if the financial targets are fully achieved and key employees retained.
The Company estimated the future payment of contingent consideration and fair value of the contingent consideration at the close of the transaction. A discounted cash flow methodology was used to determine the contingent consideration based on financial forecasts determined by management that include assumptions about growth in assets under management, earnings, employee retention and discount rates. The majority of the contingent consideration is based on a sliding scale of the financial targets. The financial targets are sensitive to advisor recruitment, market fluctuations and the ability of advisors to grow their business. The Company will evaluate the actual progress toward achieving the financial targets at least quarterly and adjust the estimated fair value of the contingent consideration based on the probability of achievement, with any changes in fair value recognized in earnings. As the close of the transaction, the Company estimated the amount of future payment of contingent consideration to be $12.5 million. Using a discounted cash flow methodology, the Company determined the fair value of the contingent consideration to be $8.4 million, which has been recorded within accounts payable and accrued liabilities on the consolidated statements of financial condition. The Company recognizes the accretion of the contingent consideration in earnings each quarter as it approaches the Performance Measurement Dates until all such dates have passed and payments made (See Note 5).
Including the estimated fair value of contingent consideration of $8.4 million, the total consideration for the acquisition was approximately $13.3 million.
The Company is in the process of finalizing the purchase price allocations for Fortigent and Veritat; therefore, the provisional measures of goodwill, intangible assets and fixed assets are subject to change.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Set forth below is a reconciliation of assets acquired and liabilities assumed during the year ended December 31, 2012 (in thousands):

	Fortigent	Veritat	Total
Goodwill	$27,275	$10,162	$37,437
Accounts receivable	3,548	—	3,548
Other assets	2,310	—	2,310
Intangible assets	5,400	—	5,400
Fixed assets(1)	6,275	4,180	10,455
Accounts payable and accrued liabilities	(4,803)	(67)	(4,870)
Deferred income taxes - net	(1,239)	(927)	(2,166)
Net assets acquired	$38,766	$13,348	$52,114
___________________

(1)	Fixed assets acquired from Fortigent and Veritat relate primarily to internally developed software, which are being amortized over 5 years.

Set forth below is supplemental cash flow information for the year ended December 31, 2012 (in thousands):

	Fortigent	Veritat	Total
Cash payments, net of cash acquired	$28,866	$4,918	$33,784
Cash paid to escrow	9,900	—	9,900
Contingent consideration	—	8,430	8,430
Total purchase price	$38,766	$13,348	$52,114

The Company preliminarily allocated the estimated purchase price of Fortigent for intangible assets to specific amortizable intangible asset categories as follows (dollars in thousands):

	Amortization Period (in years)	Amount Assigned
Client relationships	9.4	$4,200
Trade names	10.0	1,200
Total intangible assets acquired from Fortigent		$5,400

4.    Restructuring

Consolidation of Affiliated Entities Initiative
On July 10, 2009, the Company committed to a corporate restructuring plan that consolidated the operations of the Affiliated Entities with LPL Financial. This restructuring was effected to enhance service offerings to advisors while also generating efficiencies. The Company incurred and paid a majority of the restructuring charges in 2010, including transition assistance to certain advisors that transferred from the Affiliated Entities to LPL Financial. Advisors that received transition assistance entered into contracts with the Company ranging from three to five years. The Company amortizes transition assistance over the contract term, and expense is classified as restructuring charges on the consolidated statements of operations. During the year ended December 31, 2012, the Company recorded $1.5 million of expense related to the amortization of transition assistance. Remaining transition assistance of $1.3 million is expected to be recognized into earnings by December 2013.
Consolidation of UVEST Financial Services Group, Inc.
On March 14, 2011, the Company committed to a corporate restructuring plan to consolidate the operations of UVEST with LPL Financial. The restructuring plan was effected to enhance the Company’s service offering, while also generating efficiencies. In connection with the consolidation, certain registered representatives associated with UVEST moved to LPL Financial through a transfer of their licenses. The Company completed the transfers in

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 2011. Following the transfer of registered representatives and client accounts to LPL Financial, all of the Company’s securities business is done through a single broker-dealer. UVEST withdrew its registration with FINRA effective July 16, 2012 and is no longer subject to net capital filing requirements.
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
The following table summarizes the balance of accrued expenses and the changes in the accrued amounts as of and for the year ended December 31, 2012 (in thousands):

	Accrued Balance at December 31, 2011	Costs Incurred	Payments	Non-cash	Accrued Balance at December 31, 2012	Cumulative Costs Incurred to Date	Total Expected Restructuring Costs(1)
Conversion and transfer costs	$1,076	$3,857	$(4,900)	$(27)	$6	$13,034	$14,160
Contract penalties	8,832	—	(8,270)	—	562	8,642	8,642
Advisor retention and related benefits	250	1,163	(195)	(968)	250	1,953	5,513
Asset impairments	—	—	—	—	—	2,776	2,776
Total	$10,158	$5,020	$(13,365)	$(995)	$818	$26,405	$31,091
________________________________

(1)
At December 31, 2012, total expected restructuring costs exclude approximately $11.0 million of internally-developed software related to the corporate restructuring initiative that is expected to be capitalized with a useful life ranging from three to five years, and with expense being recorded as depreciation and amortization within the consolidated statements of operations. As of December 31, 2012, approximately $14.7 million has been spent on development activities of which approximately $10.9 million has been capitalized, with the remainder included in costs incurred.

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

There have been no transfers of assets or liabilities between fair value measurement classifications during the years ended December 31, 2012 and 2011.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At December 31, 2012, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:

Cash Equivalents — The Company’s cash equivalents include money market funds, which are short term in nature with readily determinable values derived from active markets.

Securities Owned and Securities Sold, But Not Yet Purchased — The Company’s trading securities consist of house account model portfolios for the purpose of benchmarking the performance of its fee based advisory platforms and temporary positions resulting from the processing of client transactions. Examples of these securities include money market funds, U.S. treasury obligations, mutual funds, certificates of deposit and traded equity and debt securities.

The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At December 31, 2012, the Company did not adjust prices received from the independent third-party pricing services.

Other Assets — The Company’s other assets include deferred compensation plan assets that are invested in money market funds and mutual funds which are actively traded and valued based on quoted market prices in active markets.
Contingent Consideration Liabilities — The contingent consideration liabilities, which are included in accounts payable and accrued liabilities in the consolidated statements of financial condition, result from the Company's acquisitions of NRP, Concord and Veritat.

Interest Rate Swap — The Company’s interest rate swap, which matured on June 30, 2012, was not traded on a market exchange; therefore, the fair value was determined using models which included assumptions about the London Interbank Offered Rate (“LIBOR”) yield curve at interim reporting dates as well as counterparty credit risk and the Company’s own non-performance risk. Accordingly, the Company has classified the interest rate swap as a Level 2 measurement within the fair value hierarchy. At December 31, 2011, the interest rate swap is included in accounts payable and accrued liabilities in the consolidated statements of financial condition.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
At December 31, 2012:
Assets
Cash equivalents	$177,393	$—	$—	$177,393
Securities owned — trading:
Money market funds	302	—	—	302
Mutual funds	5,737	—	—	5,737
Equity securities	414	—	—	414
Debt securities	—	235	—	235
U.S. treasury obligations	1,400	—	—	1,400
Total securities owned — trading	7,853	235	—	8,088
Other assets	28,624	—	—	28,624
Total assets at fair value	$213,870	$235	$—	$214,105
Liabilities
Securities sold, but not yet purchased:
Mutual funds	$38	$—	$—	$38
Equity securities	247	—	—	247
Debt securities	—	55	—	55
Certificates of deposit	—	26	—	26
Total securities sold, but not yet purchased	285	81	—	366
Contingent consideration obligations	—	—	35,887	35,887
Total liabilities at fair value	$285	$81	$35,887	$36,253
Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, for example, when evidence of impairment exists. During the year ended
December 31, 2012, the Company recorded an asset impairment charge of $4.0 million for certain fixed assets related to internally developed software that were determined to have no estimated fair value. The Company has determined that the impairment qualifies as a non-recurring Level 3 measurement under the fair value hierarchy.
Changes in Level 3 Recurring Fair Value Measurements
The table below provides information on the valuation technique, significant unobservable input and the ranges utilized by the Company in measuring fair value on a recurring basis of the significant Level 3 liabilities as of December 31, 2012 (dollars in millions):

	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration obligations	$35.9	Probability weighted discounted cash flow	Discount rate	3% - 13%
The Company determines the fair value for its contingent consideration obligations using an income approach whereby the Company assesses the probability and timing of the achievement of the applicable milestone, which are based on contractually negotiated financial and operating targets that vary by acquisition transaction, such as revenues, gross margin, EBITDA and assets under custody. The contingent payments are estimated using a probability weighted, multi-scenario analysis of expected future performance of the acquired businesses. The Company then discounts these expected payment amounts to calculate the fair value as of the valuation date. The Company's management evaluates the underlying projections used in determining fair value each period and

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

makes updates to these underlying projections when there have been significant changes in management's expectations of the future business performance.
The principal significant unobservable input used in the valuations of the Company's contingent consideration obligations is a risk-adjusted discount rate. Whereas management's underlying projections adjust for market penetration and adoption rates, the discount rate is risk-adjusted for key factors such as advisor attrition, advisor recruitment, expenses and overhead costs, average client assets, revenue generation of client assets, and credit risk. An increase in the discount rate will result in a decrease in the fair value of contingent consideration. Conversely, a decrease in the discount rate will result in an increase in the fair value of contingent consideration.
The contingent consideration obligation related to the acquisition of NRP is based on the achievement of certain revenue-based targets for the year ended December 31, 2013 (the "Performance Measurement Period"), in aggregate for those advisors who joined LPL Financial from NRP and for advisors joining LPL Financial subsequent to the NRP acquisition for whom retirement plans comprise a significant part of their business. As a result of greater than expected recruitment of new advisors who serve retirement plans, which is expected to continue throughout the Performance Measurement Period, the Company revised its revenue estimates during the third quarter of 2012 and made certain changes in the probability assumptions with respect to the likelihood of achieving the revenue targets. The revisions, combined with implied interest, resulted in a $16.2 million increase in the fair value of the contingent consideration obligation related to NRP during the year ended December 31, 2012 and are recorded in other expenses in the consolidated statements of operations. During the year ended December 31, 2011, the Company maintained its original estimate (See Note 3) for the contingent consideration obligation related to NRP and therefore recorded implied interest of $0.6 million in other expenses in the consolidated statements of operations.
The contingent consideration obligation related to the acquisition of Concord is based on the achievement of targeted levels of gross margin from both the acquired Concord business and from revenue synergies arising from cross-selling opportunities between Concord and the Company for the twelve month period ending June 30, 2014. Gross margin is calculated as net revenues less commission and advisory expense and brokerage, clearing and exchange expense and accordingly, the Company considers it to be a non-GAAP measure. The Company revised the amount and timing of gross margin estimates and made certain changes in the probability assumptions with respect to the likelihood of achieving these estimates as a result of delays in the timing of the expected realization of revenue synergies between Concord and the Company. The revision, offset by implied interest, resulted in a $5.4 million decrease in the fair value of the contingent consideration obligation related to Concord during the year ended December 31, 2012 and is recorded in other expenses in the consolidated statements of operations. During the year ended December 31, 2011, the Company maintained its original estimate (See Note 3) for the contingent consideration obligation related to Concord and therefore recorded implied interest of $0.7 million in other expenses in the consolidated statements of operations.
The contingent consideration obligation related to the acquisition of Veritat is based on the achievement of targeted levels of assets under management and earnings, as well as, the retention of key employees. The majority of the contingent consideration is based on a sliding scale of the financial targets of assets under management and earnings. Financial forecasts are used by management that include assumptions about growth in assets under management, earnings, employee retention and discount rates in order to assist with determining the progress toward these targets. The financial targets are sensitive to advisor recruitment, market fluctuations and the ability of advisors to grow their business. The Company maintained its original estimate (See Note 3) for the contingent consideration obligation related to Veritat and therefore recorded implied interest of $0.6 million in other expenses in the consolidated statements of operations during the year ended December 31, 2012.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Set forth below is a reconciliation of contingent consideration for the years ended December 31, 2012 and 2011(in thousands):

Fair value at December 31, 2010	$—
Issuance of contingent consideration	16,842
Change in estimated fair value of contingent consideration obligations	1,262
Payments	(2,000)
Fair value at December 31, 2011	$16,104
Issuance of contingent consideration	8,430
Change in estimated fair value of contingent consideration obligations	11,353
Fair value at December 31, 2012	$35,887

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
At December 31, 2011:
Assets
Cash equivalents	$575,243	$—	$—	$575,243
Securities owned — trading:
Money market funds	262	—	—	262
Mutual funds	4,966	—	—	4,966
Equity securities	47	—	—	47
Debt securities	—	115	—	115
Certificates of deposit	900	—	—	900
Total securities owned — trading	6,175	115	—	6,290
Other assets	21,400	—	—	21,400
Total assets at fair value	$602,818	$115	$—	$602,933
Liabilities
Securities sold, but not yet purchased:
Equity securities	$134	$—	$—	$134
Debt securities	—	2	—	2
Certificates of deposit	—	25	—	25
Total securities sold, but not yet purchased	134	27	—	161
Interest rate swap	—	1,377	—	1,377
Contingent consideration obligations	—	—	16,104	16,104
Total liabilities at fair value	$134	$1,404	$16,104	$17,642

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, for example, when evidence of impairment exists. During the year ended December 31, 2011, the Company recorded asset impairment charges of $2.8 million for certain intangible assets that were determined to have no estimated fair value (See Note 9). The fair value was determined based on the loss of future expected cash flows for institutional relationships that were not retained as a result of the Company’s ongoing consolidation of UVEST with LPL Financial. The Company has determined that the impairment qualifies as a non-recurring Level 3 measurement under the fair value hierarchy.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The amortized cost, gross unrealized gains and fair value of securities held-to-maturity were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Fair Value
At December 31, 2012:
U.S. government notes	$10,202	$6	$10,208

At December 31, 2011:
U.S. government notes	$11,167	$27	$11,194

At December 31, 2012, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within 1 Year	1-3 Years	Total
U.S. government notes — at amortized cost	$5,911	$4,291	$10,202
U.S. government notes — at fair value	$5,919	$4,289	$10,208

7.	Receivables from Product Sponsors, Broker-Dealers and Clearing Organizations and Payables to Broker-Dealers and Clearing Organizations

Receivables from product sponsors, broker-dealers and clearing organizations and payables to broker-dealers and clearing organizations were as follows (in thousands):

	December 31,
	2012	2011
Receivables:
Commissions receivable from product sponsors and others	$97,395	$85,486
Receivable from clearing organizations	35,454	47,039
Receivable from broker-dealers	13,560	4,916
Securities failed-to-deliver	6,541	6,052
Total receivables	$152,950	$143,493
Payables:
Payable to clearing organizations	$23,903	$13,454
Securities loaned	19,314	14,302
Securities failed-to-receive	8,868	5,885
Payable to broker-dealers	946	1,114
Total payables	$53,031	$34,755

LPL Financial clears commodities transactions for its customers through another broker-dealer on a fully disclosed basis. The amount payable to broker-dealers relates to the aforementioned transactions and is collateralized by securities owned by LPL Financial.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Fixed Assets

The components of fixed assets were as follows (in thousands):

	December 31,
	2012	2011
Internally developed software	$272,310	$239,219
Computers and software	98,611	87,798
Leasehold improvements	59,414	46,939
Furniture and equipment	18,624	15,932
Property	6,572	6,572
Total fixed assets	455,531	396,460
Accumulated depreciation and amortization	(324,684)	(305,143)
Fixed assets — net	$130,847	$91,317

Depreciation and amortization expense for fixed assets was $32.3 million, $33.8 million, and $49.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

9.    Goodwill and Intangible Assets

A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2010	$1,293,366
Acquisition of NRP	13,698
Acquisition of CCP	27,022
Balance at December 31, 2011	$1,334,086
Acquisition of Fortigent	27,275	(1)
Acquisition of Veritat	10,162	(1)
Balance at December 31, 2012	$1,371,523
________________________________

(1)	This is a provisional amount and is subject to change (See Note 3).

During the year ended December 31, 2011, and in conjunction with the corporate restructuring plan to consolidate UVEST, certain institutional relationships were determined to have no future economic benefit. Accordingly, the Company recorded an intangible asset impairment charge of $2.8 million for the year ended December 31, 2011. The impairment was determined based upon the attrition of institutions and their related revenue streams during the period of consolidation, and has been classified as a restructuring charge (See Note 4) on the consolidated statements of operations.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of intangible assets as of December 31, 2012 and 2011 are as follows (dollars in thousands):

	Weighted Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
At December 31, 2012:
Definite-lived intangible assets:
Advisor and financial institution relationships	12.8	$450,164	$(157,470)	$292,694
Product sponsor relationships	13.0	230,916	(76,230)	154,686
Client relationships	11.1	19,110	(3,901)	15,209
Trade names	9.3	1,200	(80)	1,120
Total definite-lived intangible assets		$701,390	$(237,681)	$463,709
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$503,528

At December 31, 2011:
Definite-lived intangible assets:
Advisor and financial institution relationships	13.7	$450,164	$(132,503)	$317,661
Product sponsor relationships	14.0	230,916	(63,710)	167,206
Client relationships	12.9	14,910	(1,926)	12,984
Total definite-lived intangible assets		$695,990	$(198,139)	$497,851
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$537,670

Total amortization expense of intangible assets was $39.5 million, $39.0 million and $37.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense for each of the fiscal years ended December 31, 2013 through 2017 and thereafter is estimated as follows (in thousands):

2013	$39,006
2014	38,680
2015	37,774
2016	37,619
2017	36,752
Thereafter	273,878
Total	$463,709

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were as follows (in thousands):

	December 31,
	2012	2011
Accounts payable accruals	$58,654	$51,173
Accrued net payroll	52,942	42,559
Contingent consideration obligations	35,887	16,104
Advisor deferred compensation plan liability	26,993	20,166
Deferred rent	13,667	8,765
Other accrued liabilities	27,995	21,632
Total accounts payable and accrued liabilities	$216,138	$160,399

11.    Income Taxes

The Company’s provision for (benefit from) income taxes was as follows (in thousands):

	2012	2011	2010
Current provision (benefit):
Federal	$96,983	$105,176	$(6,316)
State	13,909	15,559	(4,052)
Total current provision (benefit)	110,892	120,735	(10,368)
Deferred benefit:
Federal	(11,137)	(6,781)	(17,877)
State	(1,082)	(1,651)	(3,742)
Total deferred benefit	(12,219)	(8,432)	(21,619)
Provision for (Benefit from) income taxes	$98,673	$112,303	$(31,987)

A reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rates is set forth below:

	2012	2011	2010
Federal statutory income tax rates	35.0%	35.0%	(35.0)%
State income taxes — net of federal benefit	3.3	3.2	(5.7)
Non-deductible expenses	1.1	0.4	0.7
Share-based compensation	0.1	0.6	1.5
Transaction costs	0.1	0.2	3.2
Research and development credits	—	(0.2)	(1.2)
Contingent consideration obligations	(0.7)	—	—
Other	0.5	0.5	0.5
Effective income tax rates	39.4%	39.7%	(36.0)%

The Company's 2010 effective tax rate includes a 3.2% change due to $8.1 million in transaction expenses related to the Company's initial public offering (“IPO”), which are not deductible for tax purposes. The Company's 2012 effective tax rate and income tax expense was primarily reduced by two matters related to the stock acquisition of Concord: a change in the fair value of the contingent consideration that is not recognizable for tax purposes, and the recognition of a deferred tax asset and related tax benefit from pre-acquisition net operating losses of Concord that were recorded during the third quarter.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of the net deferred tax liabilities included in the consolidated statements of financial condition were as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Accrued liabilities	$27,343	$24,374
Share-based compensation	15,581	12,377
State taxes	11,739	11,005
Deferred rent	2,934	3,506
Provision for bad debts	2,779	3,689
Net operating losses	2,667	712
Unrealized gain on interest rate swaps	—	528
Other	982	2,323
Subtotal	64,025	58,514
Valuation allowance	(1,609)	(1,438)
Total deferred tax assets	62,416	57,076
Deferred tax liabilities:
Amortization of intangible assets and trademarks and trade names	(161,181)	(173,602)
Depreciation of fixed assets	(19,475)	(11,240)
Total deferred tax liabilities	(180,656)	(184,842)
Deferred income taxes — net	$(118,240)	$(127,766)

As a result of certain realization requirements of ASC Topic 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain federal and state net operating loss carryovers and other federal credit carryforwards that arose directly from tax deductions related to equity compensation in excess of share-based compensation recognized for financial reporting. To the extent that the Company utilizes all of these tax attributes in the future to reduce income taxes payable, the Company will record an increase to additional paid-in capital of $10.3 million. The Company uses “with and without ordering” for purposes of determining when excess tax benefits have been realized.

The following table reflects a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits including interest and penalties (in thousands):

	2012	2011	2010
Balance — Beginning of year	$20,120	$21,057	$21,958
Increases related to acquired tax positions	1	69	111
Increases related to current year tax positions	3,295	3,245	4,076
Reductions as a result of a lapse of the applicable statute of limitations related to acquired tax positions	(3,516)	(1,377)	(858)
Reductions as a result of a lapse of the applicable statute of limitations related to prior period tax positions	(33)	(2,874)	(4,230)
Balance — End of year	$19,867	$20,120	$21,057

At December 31, 2012, the Company had gross unrecognized tax benefits of $19.9 million, of which $14.4 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

At December 31, 2011, the Company had gross unrecognized tax benefits of $20.1 million, of which $14.7 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

taxes within the consolidated statements of financial condition. At January 1, 2012, the Company had $1.9 million accrued for interest and $3.1 million accrued for penalties. At December 31, 2012, the liability for unrecognized tax benefits included accrued interest of $2.3 million and penalties of $3.2 million. Tax expense for the year ended December 31, 2012 includes interest expense of $0.4 million.

The Company and its subsidiaries file income tax returns in the federal jurisdiction, as well as most state jurisdictions, and are subject to routine examinations by the respective taxing authorities. The Company has concluded all federal and state income tax matters for years through 2007.

The tax years of 2008 to 2012 remain open to examination by major taxing jurisdictions to which the Company is subject. In the next 12 months, it is reasonably possible that the Company expects a reduction in unrecognized tax benefits of $3.5 million primarily related to the statute of limitations expiration in various state jurisdictions.

12.    Indebtedness

Senior Secured Credit Facilities — On March 29, 2012, the Company entered into a Credit Agreement (the “Credit Agreement”) with its wholly owned subsidiary, LPLH, the other Credit Parties signatory thereto, the Several Lenders signatory thereto, and Bank of America, N.A. as Administrative Agent, Collateral Agent, Letter of Credit Issuer, and Swingline Lender. The Credit Agreement refinanced and replaced the Company’s Third Amended and Restated Credit Agreement, dated as of May 24, 2010 (the "Original Credit Agreement").

Pursuant to the Credit Agreement, the Company established a Term Loan A of $735.0 million maturing on March 29, 2017 (the "Term Loan A"), a Term Loan B of $615.0 million maturing on March 29, 2019 (the "Term Loan B") and a revolving credit facility with borrowing capacity of $250.0 million maturing on March 29, 2017 (the "Revolving Credit Facility"). In connection with the Credit Agreement, the Company incurred $23.7 million in costs that are capitalized as debt issuance costs in the consolidated statements of financial condition.

The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of December 31, 2012, the Company was in compliance with such covenants.

The Revolving Credit Facility was undrawn at December 31, 2012. As of December 31, 2012, the Revolving Credit Facility was being used to support the issuance of $21.3 million of irrevocable letters of credit for the construction of the Company's future San Diego office building and other items. In October 2012, the Company received a notice from the Office of the Comptroller of the Currency that the $10.0 million letter of credit for PTC, which was set to expire in December 2012, was no longer required; therefore, the Company allowed the letter of credit to expire in December 2012.

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

The applicable margin for borrowings with respect to (a) Term Loan A is currently 1.50% for base rate borrowings and 2.50% for LIBOR borrowings; and (b) Term Loan B is currently 2.00% for base rate borrowings and 3.00% for LIBOR borrowings. The LIBOR rate with respect to the Term Loan B shall in no event be less than 1.00%. The applicable margin for borrowings under the Revolving Credit Facility is currently 1.50% for base rate

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

borrowings and 2.50% for LIBOR borrowings with a commitment fee of 0.50%.

On March 29, 2012, the Company used proceeds from borrowings under the Credit Agreement to repay all outstanding principal borrowings under the Original Credit Agreement. Accordingly, in the first quarter of 2012, the Company accelerated the recognition of $16.5 million of debt issuance costs related to borrowings under the Original Credit Agreement, which has been recorded as loss on extinguishment of debt within the consolidated statements of operations. Prior to the repayment, the Original Credit Agreement consisted of three term loan tranches: a $302.5 million term loan facility with a maturity of June 18, 2013 (the "2013 Term Loans"), a $476.9 million term loan facility with a maturity of June 25, 2015 (the "2015 Term Loans") and a $553.2 million term loan facility with a maturity of June 28, 2017 (the "2017 Term Loans"). The Original Credit Agreement also subjected the Company to certain financial and non-financial covenants. As of December 31, 2012 and 2011, the Company was in compliance with all such covenants.

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

Bank Loans Payable — The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. Both lines were utilized in 2012 and 2011; however, there were no balances outstanding at December 31, 2012 or 2011.

The Company’s outstanding borrowings were as follows (dollars in thousands):

		December 31, 2012			December 31, 2011
	Maturity	Balance	Interest Rate		Balance	Interest Rate
Senior secured term loan:
Hedged with an interest rate swap(1)	6/28/2013	$—			$65,000	2.33%	(4)
Unhedged:
2013 Term Loans	6/28/2013	—			237,489	2.05%	(5)
2015 Term Loans	6/25/2015	—			476,935	4.25%	(6)
2017 Term Loans	6/28/2017	—			553,244	5.25%	(7)
Term Loan A	3/29/2017	707,438	2.71%	(2)	—
Term Loan B	3/29/2019	610,387	4.00%	(3)	—
Total borrowings		1,317,825			1,332,668
Less current borrowings (maturities within 12 months)		42,900			13,971
Long-term borrowings — net of current portion		$1,274,925			$1,318,697
____________

(1)	The Company had an interest rate swap with a notional balance of $65.0 million, that matured on June 30, 2012.

(2)	As of December 31, 2012, the variable interest rate for Term Loan A is based on the one-month LIBOR of 0.21%, plus the applicable interest rate margin of 2.50%.

(3)	As of December 31, 2012, the variable interest rate for Term Loan B is based on the greater of the one-month LIBOR of 0.21% or 1.00%, plus the applicable interest rate margin of 3.00%.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)	As of December 31, 2011, the variable interest rate for the hedged portion of the 2013 Term Loans is based on the three-month LIBOR of 0.58%, plus the applicable interest rate margin of 1.75%.

(5)	As of December 31, 2011, the variable interest rate for the unhedged portion of the 2013 Term Loans is based on the one-month LIBOR of 0.30%, plus the applicable interest rate margin of 1.75%.

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

The following summarizes borrowing activity in the revolving and uncommitted line of credit facilities (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Average balance outstanding	$383	$104	$2,074
Weighted-average interest rate	1.64%	1.00%	1.16%

The minimum calendar year payments and maturities of the senior secured borrowings as of December 31, 2012 are as follows (in thousands):

2013	$42,900
2014	70,463
2015	79,650
2016	79,650
2017	465,525
Thereafter	579,637
Total	$1,317,825

13.    Interest Rate Swap

The Company held an interest rate swap agreement with a notional balance of $65.0 million, which expired on June 30, 2012. The interest rate swap agreement qualified for hedge accounting and was designated as a cash flow hedge against specific payments due on the Company’s senior secured term loan. Prior to its expiration the Company assessed the interest rate swap agreement as being highly effective. Accordingly, the changes in fair value of the interest rate swap has been recorded as other comprehensive loss, with the fair value included as a liability on the Company’s consolidated statements of financial condition as of December 31, 2011. The Company has reclassified gains into earnings of $1.4 million and $5.9 million for the years ended December 31, 2012 and 2011, respectively, to accumulated other comprehensive loss related to the change in the fair value of its interest rate swap agreements. The Company has reclassified $1.4 million and $6.3 million to interest expense from accumulated other comprehensive loss for the years ended December 31, 2012 and 2011, respectively.

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Future minimum payments under leases, lease commitments and other noncancellable contractual obligations with remaining terms greater than one year as of December 31, 2012, are as follows (in thousands):

2013	$27,065
2014	33,532
2015	29,103
2016	28,933
2017	22,346
Thereafter	245,033
Total(1)	$386,012
____________

(1)	Minimum payments have not been reduced by minimum sublease rental income of $4.9 million due in the future under noncancellable subleases.

Included in the schedule of future minimum payments above is a fifteen-year lease commitment that was executed in December 2011 for the Company's future San Diego office building with a lease commencement date of May 1, 2014. Future minimum payments for this lease commitment are $9.6 million, $14.8 million, $15.4 million, $16.0 million and $220.8 million for the years 2014, 2015, 2016, 2017 and thereafter, respectively.

Total rental expense for all operating leases was approximately $18.8 million, $17.2 million and $17.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Loan Commitments — From time to time, LPL Financial makes loans to its advisors which may be forgivable, primarily to newly recruited advisors to assist in the transition process. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded commitments at December 31, 2012.

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

The Company is subject to and maintains insurance coverage for claims and lawsuits in the ordinary course of business, such as customer complaints or disclosures about risks with securities purchased, as well as various arbitrations and other litigation matters. With respect to these matters, the estimated losses on the majority of pending matters are less than the applicable deductibles of the insurance policies. The Company believes, based on the information available at this time, after consultation with counsel, consideration of insurance, if any, and

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

indemnifications provided by the third-party indemnitors, that the outcomes of matters with estimated losses in excess of applicable deductibles will not have a material impact on the consolidated statements of financial condition, operations or cash flows.

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
During 2010, the Company settled certain arbitrations that involve activities covered under the third-party indemnification agreement described above. In connection with these settlements in 2010, the Company recorded legal expenses of $11.4 million that have been classified as other expense on the consolidated statements of operations. On December 29, 2011, the Company received a $10.5 million cash settlement from the third-party indemnitor, substantially all of which has been classified as a reduction of other expense in the consolidated statements of operations.

Regulatory — On July 20, 2012, the Internal Revenue Service (the “IRS”) issued a Notice of Proposed Adjustment (the “Notice”) asserting that the Company is subject to a penalty with respect to an alleged untimely deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with the Company's IPO in 2010. The Company has been engaged in discussions with the IRS regarding the Notice. As a result of these discussions, the Company believes the outcome will not be material to its consolidated statements of operations, financial condition or cash flows. The Company has recorded an estimate of the probable loss within other expense in the consolidated statement of operations for the year ended December 31, 2012 and within accounts payable and accrued liabilities in the consolidated statement of financial condition as of December 31, 2012.

Other Commitments — As of December 31, 2012, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $375.8 million, which it can sell or repledge. Of this amount, approximately $41.5 million has been pledged or sold as of December 31, 2012; $22.2 million was pledged with client-owned securities to the Options Clearing Corporation ("OCC") as collateral to secure client obligations related to options positions, and $19.3 million was loaned to the NSCC through participation in its Stock Borrow Program. Additionally, approximately $40.3 million are held at banks in connection with unutilized secured margin lines of credit; these securities may be used as collateral for loans from these banks. The remainder of $294.0 million has not been re-pledged or sold, and as of December 31, 2012 there are no restrictions that materially limit the Company's ability to re-pledge or sell the remaining $334.3 million of client collateral.

As of December 31, 2011, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $350.2 million, which it can sell or repledge. Of this amount, approximately $32.7 million has been pledged or sold as of December 31, 2011; $18.4 million was pledged with client-owned securities to the OCC as collateral to secure client obligations related to options positions, and $14.3 million was loaned to the NSCC through participation in its Stock Borrow Program. Additionally, approximately $145.0 million are held at banks in connection with unutilized secured margin lines of credit; these securities may be used as collateral for loans from these banks. The remainder of $172.5 million has not been re-pledged or sold, and as of December 31, 2011 there are no restrictions that materially limit the Company's ability to re-pledge or sell the remaining $317.5 million of client collateral.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Trading securities on the consolidated statements of financial condition includes $0.9 million pledged to clearing organizations at December 31, 2012 and 2011, respectively.

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

15.    Stockholders' Equity

Share-Based Compensation

On November 17, 2010, the Company adopted a 2010 Omnibus Incentive Plan (the "2010 Plan"), which provides for the granting of stock options, warrants, restricted stock awards and restricted stock units. The 2010 Plan serves as the successor to the 2005 Stock Option Plan for Incentive Stock Options, the 2005 Stock Option Plan for Non-qualified Stock Options, the 2008 Advisor and Institution Incentive Plan, the 2008 Stock Option Plan and the Director Restricted Stock Plan (the "Predecessor Plans"). Upon adoption of the 2010 Plan, awards were no longer made under the Predecessor Plans. Awards previously granted under the Predecessor Plans remain outstanding. Stock options and warrants granted under the 2010 Plan are either incentive stock options, or non-qualified stock options, as defined in the 2010 Plan. The Company has issued new shares under the 2010 Plan and is also permitted to reissue treasury shares.

Under the 2010 Plan, the Company may grant 12.1 million new shares in addition to the shares available for grant under the Predecessor Plans. As of December 31, 2012, the Company had approximately 7.7 million of authorized unissued shares reserved for issuance upon exercise and conversion of outstanding awards.

On May 8, 2012, the Company awarded 22,092 shares of common stock in conjunction with the acquisition of Fortigent, at a price of $33.95 per share, which resulted in share-based compensation of $0.8 million during the year ended December 31, 2012. Such amount has been classified as compensation and benefits expense on the consolidated statements of operations.

Stock Options and Warrants

The Company grants stock options to certain employees, advisors, officers and non-employee directors. The Company also grants warrants to certain financial institutions. Stock options and warrants generally vest in equal increments over a three- to five-year period and expire on the tenth anniversary following the date of grant.

The Company recognizes share-based compensation stock options awarded to employees, officers and directors based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized $15.9 million, $14.7 million and $10.3 million of share-based compensation related to the vesting of stock options awarded to employees, officers and directors during the years ended December 31, 2012, 2011 and 2010, respectively, which is included in compensation and benefits expense on the consolidated statements of operations. As of December 31, 2012, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $36.1 million, which is expected to be recognized over a weighted-average period of 3.28 years.

The Company recognizes share-based compensation for stock options and warrants awarded to its advisors and financial institutions based on the fair value of the awards at each interim reporting period. The Company recognized $3.8 million, $3.3 million and $4.7 million of share-based compensation during the years ended December 31, 2012, 2011 and 2010, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory expense on the consolidated statements of operations. As of December 31, 2012, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $13.4 million for advisors and financial institutions, which is expected to be recognized over a weighted-average period of 3.67 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the weighted-average assumptions used by the Company in calculating the fair value of its employee, officer and director stock options with the Black-Scholes valuation model that have been granted during the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected life (in years)	6.49	6.50	6.50
Expected stock price volatility	45.73%	48.82%	49.22%
Expected dividend yield	0.29%	—%	—%
Fair value of options	$14.43	$15.99	$17.42
Risk-free interest rate	1.34%	2.20%	2.70%

The fair value of each stock option or warrant awarded to advisors and financial institutions is estimated on the date of the grant and revalued at each interim reporting period using the Black-Scholes valuation model with the following weighted-average assumptions used as of December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected life (in years)	7.61	8.30	8.23
Expected stock price volatility	43.97%	48.24%	48.77%
Expected dividend yield	1.70%	—%	—%
Fair value of options	$11.46	$17.74	$24.91
Risk-free interest rate	1.28%	1.67%	2.96%

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. Options granted prior to March 31, 2012 were granted before the declaration of our special dividend and announcement of the Company's intention, subject in each instance to board approval, to pay regular quarterly dividends. Therefore, those options had an expected dividend yield of zero. For any options granted after the March 30, 2012 announcement regarding regular quarterly dividends, the dividend yield is based on an expected dividend as a percentage of our stock price on the valuation date. The Company estimates the expected term for stock options awarded to employees, officers and directors using the simplified method in accordance with Staff Accounting Bulletin 110, Certain Assumptions Used in Valuation Methods, because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. The Company estimates the expected term for stock options and warrants awarded to advisors and financial institutions using the contractual term. Beginning in the first quarter of 2012, the Company bases its assumptions about stock-price volatility not only on the stock-price volatility of comparable companies, but also on the historical trading data for the period of time there was a public market for the Company's stock and the implied volatility to buy and sell the Company's stock. The Company will continue to use peer group volatility information until historical volatility is sufficient to measure expected volatility for future grants. In the future, as the Company gains historical data for volatility of the Company's stock and the actual term over which stock options and warrants are held, expected volatility and the expected term may change, which could substantially change the grant-date fair value of future awards of stock options and warrants, and ultimately compensation recorded on future grants.

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the Company’s stock option and warrant activity for the years ended December 31, 2012, 2011 and 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2009	22,702,469	$6.99
Granted	1,804,759	33.79
Exercised	(13,883,847)	1.85
Forfeited	(344,329)	22.36
Outstanding — December 31, 2010	10,279,052	18.12
Granted	1,151,082	31.90
Exercised	(1,807,746)	5.42
Forfeited	(599,638)	27.01
Outstanding — December 31, 2011	9,022,750	21.83
Granted	1,978,862	30.99
Exercised	(2,335,026)	7.69
Forfeited	(524,577)	29.75
Outstanding — December 31, 2012	8,142,009	$27.61	7.35	$4,497
Exercisable — December 31, 2012	3,538,053	$24.78	6.16	$11,962

The following table summarizes information about outstanding stock options and warrants:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
At December 31, 2012:
$1.35 — $2.38	141,653	1.06	$1.78	141,653	$1.78
$10.30 — $19.74	661,524	6.11	18.54	507,959	18.69
$21.60 — $22.08	1,494,117	6.40	22.02	943,917	21.98
$23.02 — $29.99	2,658,430	7.18	27.41	1,275,172	26.85
$30.00 — $34.79	3,186,285	8.48	33.42	669,352	34.27
	8,142,009	7.35	$27.61	3,538,053	$24.78

Restricted Stock

The Company grants restricted stock awards and restricted stock units to its employees, officers and directors. A restricted stock unit represents the right to receive one share of common stock upon vesting.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following summarizes the Company’s activity in its restricted stock awards and restricted stock units for the years ending December 31, 2012, 2011 and 2010 was as follows:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2009	—	$—	—	$—
Granted	10,692	28.30	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested at December 31, 2010	10,692	28.30	—	—
Granted	25,440	31.45	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested at December 31, 2011	36,132	30.51	—	—
Granted	26,680	29.99	8,925	28.01
Vested	(10,692)	28.30	—	—
Forfeited	(3,180)	31.44	—	—
Nonvested at December 31, 2012	48,940	$30.65	8,925	$28.01

The Company recognizes share-based compensation for restricted stock awards and restricted stock units granted to its employees, officers and directors by measuring such awards at their grant date fair value. Share-based compensation is recognized ratably over the requisite service period, which generally equals the vesting period. The Company recognized $0.6 million and $0.3 million of share-based compensation related to the vesting of restricted stock awards and restricted stock units during the years ended December 31, 2012 and 2011, respectively, which is included in compensation and benefits on the consolidated statements of operations. As of December 31, 2012, total unrecognized compensation cost for restricted stock was $1.0 million, which is expected to be recognized over a weighted-average remaining period of 1.52 years.
The Company has assumed an annualized forfeiture rate for its restricted stock awards and restricted stock units based on a combined review of industry, employee and advisor turnover data, as well as an analytical review performed of historical pre-vesting forfeitures occurring over the previous year. The Company records additional expense if the actual forfeiture rate is lower than estimated and records a recovery of prior expense if the actual forfeiture is higher than estimated.

Initial Public Offering
In 2008, certain advisors were issued 7.4 million shares of common stock. Transferability of the shares was restricted until the completion of a change in control event or an IPO. The Company accounted for restricted shares granted to its advisors by measuring such grants at their then-current lowest aggregate value. Since the value of the award was contingent upon the Company’s decision to sell itself or issue its common stock to the public through an IPO, the aggregate value had been zero until such event had occurred.
On November 17, 2010, the Company sold shares of common stock in an IPO. Upon closing of the IPO, the Company recorded a share-based compensation charge of $222.0 million, representing the IPO price of $30.00 per share multiplied by 7.4 million shares that were issued and outstanding at the time of the offering, which is classified within commission and advisory expense on the consolidated statements of operations.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2008 Nonqualified Deferred Compensation Plan

On November 19, 2008, the Company established an unfunded, unsecured deferred compensation plan to permit employees and former employees that held non-qualified stock options issued under the 2005 Stock Option Plan for Incentive Stock Options and 2005 Stock Option Plan for Non-qualified Stock Options that were to expire in 2009 and 2010, to receive stock units under the Deferred Compensation Plan. On February 22, 2012, the Company distributed 1,673,556 shares, net of shares withheld to satisfy withholding tax requirements, pursuant to the terms of the Deferred Compensation Plan. Distributions to participants were made in the form of whole shares of common stock equal to the number of stock units allocated to the participant's account, with fractional shares paid out in cash. Participants authorized the Company to withhold shares from their distribution of common stock to satisfy their withholding tax obligations. Accordingly on February 22, 2012, the Company repurchased 1,149,896 shares and paid $37.5 million of cash consideration related to tax withholdings. The repurchase of shares was executed under the share repurchase program approved by the Board of Directors on August 16, 2011.

Dividends
In March 2012, the Company announced its intent to seek the ability under its credit facilities to pay a regular quarterly cash dividend on outstanding common stock. The payment of any dividends permitted under the Company's credit facilities is subject to approval by the Board of Directors, including both timing and amount, additionally the payment and rate of dividends on common stock is subject to several factors including operating results, financial requirements, and the availability of funds from the Company's subsidiaries which may be subject to restrictions under the net capital rules of FINRA and the SEC.
On March 30, 2012, the Company's Board of Directors approved a special dividend of $2.00 per share on the Company's outstanding common stock. The dividend of $222.6 million was paid on May 25, 2012 to stockholders of record as of May 15, 2012.
On July 30, 2012, the Board of Directors declared a cash dividend of $0.12 per share on the Company's outstanding common stock. The dividend of $13.2 million was paid on August 30, 2012 to stockholders of record as of August 15, 2012.
On October 29, 2012, the Board of Directors declared a cash dividend of $0.12 per share on the Company's outstanding common stock. The dividend of $13.0 million was paid on November 30, 2012 to all stockholders of record on November 15, 2012.

Share Repurchases

The Board of Directors has approved several share repurchase programs pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the consolidated statements of financial condition. Purchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company's management.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011, the Company had the following activity under its approved share repurchase plans (in millions, except share and per share data):

			2012			2011
Approval Date	Authorized Repurchase Amount	Amount Remaining at December 31, 2012	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost(1)	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost(1)
May 25, 2011	$80.0	$—	—	$—	$—	2,297,723	$34.84	$80.0
August 16, 2011	$70.0	$—	1,891,072	$32.27	$61.0	319,906	$28.11	$9.0
May 25, 2012	$75.0	$—	2,611,022	$28.74	$75.1	—	$—	$—
September 27, 2012	$150.0	$86.9	2,309,558	$27.34	$63.1	—	$—	$—
		$86.9	6,811,652	$29.25	$199.2	2,617,629	$34.01	$89.0
___________________

(1)	Included in the total cost of shares purchased is a commission fee of $0.02 per share.

16.    Earnings per Share

A reconciliation of the income (loss) used to compute basic and diluted earnings (loss) per share for the years noted was as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Basic earnings per share:
Net income (loss), as reported	$151,918	$170,382	$(56,862)
Allocation of undistributed earnings to stock units	—	(2,176)	—
Net income (loss), for computing basic earnings per share	$151,918	$168,206	$(56,862)
Diluted earnings per share:
Net income (loss), as reported	$151,918	$170,382	$(56,862)
Allocation of undistributed earnings to stock units	—	(2,104)	—
Net income (loss), for computing diluted earnings per share	$151,918	$168,278	$(56,862)

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings per share for the years noted was as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Basic weighted average number of shares outstanding	109,443	108,374	89,441
Dilutive common share equivalents	1,617	3,745	—
Diluted weighted average number of shares outstanding	111,060	112,119	89,441

Basic and diluted earnings (loss) per share for the years noted was as follows:

	For the Year Ended December 31,
	2012	2011	2010
Basic earnings (loss) per share	$1.39	$1.55	$(0.64)
Diluted earnings (loss) per share	$1.37	$1.50	$(0.64)

Basic weighted average shares outstanding and diluted weighted average shares outstanding were the same for the year ended December 31, 2010, because the effect of potential shares of common stock was anti-dilutive

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

since the Company generated a net loss.

The computation of diluted earnings per share excluded stock options and warrants to purchase 4,615,244 shares, 3,919,267 shares and 3,162,901 shares for the years ended December 31, 2012, 2011 and 2010, respectively, because the effect would have been anti-dilutive.

17.    Employee and Advisor Benefit Plans

The Company participates in a 401(k) defined contribution plan sponsored by LPL Financial. All employees meeting minimum age and length of service requirements are eligible to participate. The Company has an employer matching program whereby employer contributions were made to the 401(k) plan, and employees are eligible for matching contributions after completing one year of service. For 2012 and 2011, contributions were made in an amount equal to 30% of the first 10% of an employee's designated deferral of their eligible compensation and the Company accrued an additional match equal to 10% of the first 10% of an employee's designated deferral of their eligible compensation. For 2010, contributions were made in an amount equal to the lesser of 40% of the amount designated by the employee for withholding or 4% of the employee’s eligible compensation. The Company’s total cost under the 401(k) plan was $4.5 million, $3.8 million and $3.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, which is classified as compensation and benefits in the consolidated statements of operations.

In August 2012, the Company established the 2012 Employee Stock Purchase Plan (the “ESPP”) as a benefit to enable eligible employees to purchase common stock of LPLFH at a discount from the market price through payroll deductions, subject to limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, upon which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period).

On January 1, 2008, the Company adopted a non-qualified deferred compensation plan for the purpose of attracting and retaining advisors who operate, for tax purposes, as independent contractors, by providing an opportunity for participating advisors to defer receipt of a portion of their gross commissions generated primarily from commissions earned on the sale of various products. The deferred compensation plan has been fully funded to date by participant contributions. Plan assets are invested in mutual funds, which are held by the Company in a Rabbi Trust. The liability for benefits accrued under the non-qualified deferred compensation plan totaled $27.0 million at December 31, 2012, which is included in accounts payable and accrued liabilities in the consolidated statements of financial condition. The cash values of the related trust assets was $27.3 million at December 31, 2012, which is measured at fair value and included in other assets in the consolidated statements of financial condition.

Certain employees and advisors of the Company’s subsidiaries participated in non-qualified deferred compensation plans (the “Plans”) that permitted participants to defer portions of their compensation and earn interest on the deferred amounts. The Plans have been closed to new participants and no contributions have been made since the acquisition date. Plan assets are held by the Company in a Rabbi Trust and accounted for in the manner described above. As of December 31, 2012, the Company has recorded assets of approximately $1.4 million and liabilities of $0.7 million, which are included in other assets and accounts payable and accrued liabilities, respectively, in the consolidated statements of financial condition.

18.    Related Party Transactions

One of the Company’s Sponsors owns a minority interest in Artisan Partners Limited Partnership (“Artisan”), which pays fees in exchange for product distribution and record-keeping services. During the years ended December 31, 2012, 2011 and 2010, the Company earned $3.4 million, $2.9 million and $2.3 million, respectively, in fees from Artisan. Additionally, as of December 31, 2012 and 2011, Artisan owed the Company $0.8 million and $0.7 million, respectively, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the consolidated statements of financial condition.

American Beacon Advisor, Inc. (“American Beacon”), a company majority-owned by one of the Company’s

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Sponsors, pays fees in exchange for product distribution and record-keeping services. During the years ended December 31, 2012 and 2010, the Company earned $0.4 million and $0.2 million, respectively, in fees from American Beacon.

One of the Company’s Sponsors owns a minority interest in XOJET, Inc. (“XOJET”), which provides chartered aircraft services. The Company paid $0.5 million and $1.3 million to XOJET during the years ended December 31, 2012 and 2011, respectively.

Certain entities affiliated with SunGard Data Systems Inc. (“SunGard”), a company majority-owned by one of the Company’s Sponsors, provide data center recovery services. The Company paid $0.3 million and $0.3 million to SunGard during the years ended December 31, 2012 and 2010, respectively.

Aplifi, Inc. ("Aplifi"), a privately held technology company in which the Company holds an equity interest, provides software licensing for annuity order entry and compliance. The Company paid $0.8 million, $1.8 million and $1.1 million to Aplifi for such services during the years ended December 31, 2012, 2011 and 2010, respectively.

TPG Capital ("TPG"), one of the Company's Sponsors, provides certain consulting services. The Company paid $0.3 million and $0.3 million to TPG during the years ended December 31, 2012 and 2010, respectively.

In conjunction with the acquisition of UVEST, the Company made full-recourse loans to certain members of UVEST's management (also selling stockholders), most of whom are now stockholders of the Company. In February 2010, the Company forgave approximately $0.4 million to a stockholder. At December 31, 2012 and 2011, there were no loans outstanding.

An immediate family member of one of the Company’s executive officers, is an executive officer of CresaPartners LLC (“CresaPartners”). CresaPartners provides the Company and its subsidiaries real estate advisory, transaction and project management services. The Company paid $0.7 million and $0.6 million to CresaPartners during the year ended December 31, 2012 and 2011, respectively.

19.    Net Capital and Regulatory Requirements
The Company operates in a highly regulated industry. Applicable laws and regulations restrict permissible activities and investments and require compliance with various financial and customer-related regulations. The consequences of noncompliance can include substantial monetary and non-monetary sanctions. In addition, the Company is also subject to comprehensive examinations and supervision by various governmental and self-regulatory agencies. These regulatory agencies generally have broad discretion to prescribe greater limitations on the operations of a regulated entity for the protection of investors or public interest. Furthermore, where the agencies determine that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with the laws and regulations or with the supervisory policies, greater restrictions may be imposed.
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $58.5 million with a minimum net capital requirement of $7.4 million and net capital in excess of the minimum requirement of $51.1 million as of December 31, 2012.
PTC operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have substantial monetary and non-monetary impacts to PTC's operations.
As of December 31, 2012 and 2011, LPL Financial and PTC met all capital adequacy requirements to which they are subject.
UVEST was an introducing broker-dealer until it withdrew its registration with FINRA effective July 16, 2012 in connection with the Company's 2011 initiative to consolidate UVEST with LPL Financial. UVEST is no longer subject to net capital filing requirements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

21.    Selected Quarterly Financial Data (Unaudited)

	2012
	(In thousands)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$901,773	$907,843	$907,228	$944,244
Net income	$41,179	$39,502	$34,299	$36,938
Basic earnings per share	$0.38	$0.36	$0.31	$0.34
Diluted earnings per share	$0.37	$0.35	$0.31	$0.34
Dividends declared per share	$2.00	$—	$0.12	$0.12

	2011
	(In thousands)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$873,869	$893,996	$882,857	$828,653
Net income	$48,999	$45,507	$36,428	$39,448
Basic earnings per share	$0.44	$0.41	$0.33	$0.36
Diluted earnings per share	$0.43	$0.40	$0.32	$0.35
Dividends declared per share	$—	$—	$—	$—

22.    Subsequent Events (Unaudited)

On February 5, 2013, the Board of Directors declared a cash dividend of $0.135 per share on the Company's outstanding common stock to be paid on March 4, 2013 to all stockholders of record on February 18, 2013.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On February 5, 2013, the Company committed to an expansion of its Service Value Commitment, an ongoing effort to position the Company for sustainable long-term growth by improving the service experience of its financial advisors and delivering efficiencies in its operating model. The Company estimates that it will incur pre-tax restructuring charges of approximately $60 million to $65 million in connection with the expansion of its Service Value Commitment. These costs will include outsourcing and other related costs, technology transformation costs, employee severance obligations and other related costs and non-cash impairment charges.

******