Form 10-Q
period 2013-03-31
LPL Financial Holdings Inc.
filed 2013-04-25
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of April 17, 2013 was 106,549,679.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company's future financial and operating results, growth, business strategy, plans, liquidity, ability and plans to repurchase shares and pay dividends in the future, including statements regarding projected costs, projected savings, projected expenses and anticipated improvements to the Company's operating model, services, and technology as a result of the Service Value Commitment, as well as any other statements that are not purely historical, constitute forward-looking statements.  These forward-looking statements are based on the Company's historical performance and its plans, estimates and expectations as of April 25, 2013. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions or expectations expressed or implied by the Company will be achieved.  Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements.  Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of assets under custody; effects of competition in the financial services industry; changes in the number of the Company's financial advisors and institutions, and their ability to market effectively financial products and services; changes in interest rates and fees payable by banks participating in the Company's cash sweep program, including the Company's success in negotiating agreements with current or additional counterparties; the Company's success in integrating the operations of acquired businesses; execution of the Company's plans related to the Service Value Commitment, including the Company's ability to successfully transform and transition business processes to third party service providers; the Company's success in negotiating and developing commercial arrangements with third party service providers that will enable the Company to realize the service improvements and efficiencies expected to result from the Service Value Commitment; the performance of third party service providers to which business processes are transitioned from the Company; the Company's ability to control operating risks, information technology systems risks and sourcing risks; the effect of current, pending and future legislation, regulation and regulatory actions, including disciplinary actions imposed by self-regulatory organizations; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company's 2012 Annual Report on Form 10-K. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report, even if its estimates change, and you should not rely on statements contained herein as representing the Company's views as of any date subsequent to the date of this quarterly report.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
REVENUES:
Commission	$485,572	$463,653
Advisory	281,226	250,981
Asset-based	103,766	97,241
Transaction and other	89,378	74,572
Interest income, net of interest expense	4,408	4,710
Other	10,446	10,616
Total net revenues	974,796	901,773
EXPENSES:
Commission and advisory	659,553	617,392
Compensation and benefits	98,780	89,012
Promotional	23,665	16,831
Depreciation and amortization	19,774	17,175
Occupancy and equipment	16,798	14,497
Professional services	14,510	13,121
Brokerage, clearing and exchange	10,170	9,515
Communications and data processing	9,492	8,899
Regulatory fees and other	7,419	7,546
Restructuring charges	6,037	1,694
Other	5,887	6,672
Total operating expenses	872,085	802,354
Non-operating interest expense	12,160	16,032
Loss on extinguishment of debt	—	16,524
Total expenses	884,245	834,910
INCOME BEFORE PROVISION FOR INCOME TAXES	90,551	66,863
PROVISION FOR INCOME TAXES	35,834	25,684
NET INCOME	$54,717	$41,179
EARNINGS PER SHARE (Note 11):
Basic	$0.51	$0.38
Diluted	$0.51	$0.37
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
NET INCOME	$54,717	$41,179
Other comprehensive income, net of tax:
Adjustment for items reclassified to earnings, net of tax expense of $254 for the three months ended March 31, 2012	—	409
Total other comprehensive income, net of tax	—	409
TOTAL COMPREHENSIVE INCOME	$54,717	$41,588

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except par value)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$436,032	$466,261
Cash and securities segregated under federal and other regulations	399,933	577,433
Receivables from:
Clients, net of allowance of $544 at March 31, 2013 and $587 at December 31, 2012	341,444	369,814
Product sponsors, broker-dealers and clearing organizations	181,655	152,950
Others, net of allowance of $6,838 at March 31, 2013 and $6,675 at December 31, 2012	268,492	241,324
Securities owned:
Trading — at fair value	7,525	8,088
Held-to-maturity	11,683	10,202
Securities borrowed	7,758	9,448
Income taxes receivable	—	5,215
Fixed assets, net of accumulated depreciation and amortization of $275,186 at March 31, 2013 and $324,684 at December 31, 2012	132,223	130,847
Debt issuance costs, net of accumulated amortization of $6,024 at March 31, 2013 and $4,903 at December 31, 2012	20,133	21,254
Goodwill	1,371,523	1,371,523
Intangible assets, net of accumulated amortization of $237,055 at March 31, 2013 and $237,681 at December 31, 2012	493,752	503,528
Other assets	134,057	120,637
Total assets	$3,806,210	$3,988,524
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$137,621	$203,132
Payables to clients	582,691	749,505
Payables to broker-dealers and clearing organizations	54,171	53,031
Accrued commission and advisory expenses payable	124,921	128,459
Accounts payable and accrued liabilities	198,364	216,138
Income taxes payable	32,826	—
Unearned revenue	68,510	61,808
Securities sold, but not yet purchased — at fair value	165	366
Senior secured credit facilities	1,307,100	1,317,825
Deferred income taxes — net	109,856	118,240
Total liabilities	2,616,225	2,848,504
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 116,072,065 shares issued at March 31, 2013 and 115,713,741 shares issued at December 31, 2012	116	116
Additional paid-in capital	1,242,618	1,228,075
Treasury stock, at cost — 9,577,089 shares at March 31, 2013 and 9,421,800 shares at December 31, 2012	(292,919)	(287,998)
Retained earnings	240,170	199,827
Total stockholders’ equity	1,189,985	1,140,020
Total liabilities and stockholders’ equity	$3,806,210	$3,988,524
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Amounts in thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2011	110,532	$110	$1,137,723	2,618	$(89,037)	$(850)	$296,802	$1,344,748
Net income and other comprehensive income, net of tax expense						409	41,179	41,588
Issuance of common stock to settle restricted stock units	2,823	3	(3)					—
Treasury stock purchases (Note 10)				1,150	(37,486)			(37,486)
Dividends declared on common stock							(220,590)	(220,590)
Stock option exercises and other	711	1	4,122					4,123
Share-based compensation			6,496					6,496
Excess tax benefits from share-based compensation			37,664					37,664
BALANCE — March 31, 2012	114,066	$114	$1,186,002	3,768	$(126,523)	$(441)	$117,391	$1,176,543

BALANCE — December 31, 2012	115,714	$116	$1,228,075	9,422	$(287,998)	$—	$199,827	$1,140,020
Net income and other comprehensive income							54,717	54,717
Treasury stock purchases (Note 10)				155	(4,921)			(4,921)
Cash dividends on common stock							(14,374)	(14,374)
Stock option exercises and other	358		7,108					7,108
Share-based compensation			5,801					5,801
Excess tax benefits from share-based compensation			1,634					1,634
BALANCE — March 31, 2013	116,072	$116	$1,242,618	9,577	$(292,919)	$—	$240,170	$1,189,985
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,717	$41,179
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash items:
Depreciation and amortization	19,774	17,175
Amortization of debt issuance costs	1,121	1,228
Share-based compensation	5,801	6,496
Excess tax benefits related to share-based compensation	(1,634)	(37,664)
Provision for bad debts	(374)	126
Deferred income tax provision	(8,384)	(12,302)
Loss on extinguishment of debt	—	16,524
Net changes in estimated fair value of contingent consideration obligations	(1,023)	489
Other	540	319
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	177,500	42,461
Receivables from clients	28,413	12,922
Receivables from product sponsors, broker-dealers and clearing organizations	(28,705)	(17,530)
Receivables from others	(27,171)	(6,062)
Securities owned	725	(28)
Securities borrowed	1,690	(4,087)
Other assets	(11,427)	(14,125)
Drafts payable	(65,511)	(30,225)
Payables to clients	(166,814)	(44,712)
Payables to broker-dealers and clearing organizations	1,140	(5,437)
Accrued commission and advisory expenses payable	(3,538)	(3,912)
Accounts payable and accrued liabilities	(15,734)	(33,765)
Income taxes receivable/payable	39,675	36,668
Unearned revenue	6,702	6,014
Securities sold, but not yet purchased	(201)	181
Net cash provided by (used in) operating activities	$7,282	$(28,067)

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - (Continued)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(13,738)	$(4,270)
Purchase of securities classified as held-to-maturity	(2,495)	—
Proceeds from maturity of securities classified as held-to-maturity	1,000	2,000
Release of restricted cash	—	500
Purchases of minority interest investments	(1,000)	—
Net cash used in investing activities	(16,233)	(1,770)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured credit facilities	(10,725)	(1,332,668)
Proceeds from senior secured credit facilities	—	1,330,681
Payment of debt amendment costs	—	(4,431)
Repurchase of common stock	(4,921)	(37,486)
Dividends on common stock	(14,374)	—
Excess tax benefits related to share-based compensation	1,634	37,664
Proceeds from stock option exercises and other	7,108	4,123
Net cash used in financing activities	(21,278)	(2,117)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,229)	(31,954)
CASH AND CASH EQUIVALENTS — Beginning of period	466,261	720,772
CASH AND CASH EQUIVALENTS — End of period	$436,032	$688,818
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$12,016	$15,973
Income taxes paid	$4,547	$815
NONCASH DISCLOSURES:
Gain on interest rate swaps, net of tax expense	$—	$409
Dividends declared but not yet paid	$—	$220,590
Discount on proceeds from senior secured credit facilities recorded as debt issuance costs	$—	$19,319
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Description of the Company

LPL Financial Holdings Inc. (“LPLFH”), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the “Company”) provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at financial institutions (collectively “advisors”) in the United States of America. Through its custody and clearing platform, using both proprietary and third-party technology, the Company provides access to diversified financial products and services enabling its advisors to offer independent financial advice and brokerage services to retail investors (their “clients”).

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
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of income, comprehensive income and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2012, contained in the Company’s Annual Report on Form 10-K as filed with the SEC. The Company has evaluated subsequent events up to and including the date these unaudited condensed consolidated financial statements were issued.
Consolidation — These unaudited condensed consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method.
Comprehensive Income — The Company presents its unaudited condensed consolidated statements of comprehensive income separately and immediately following its unaudited condensed consolidated statements of income. The Company’s comprehensive income is composed of net income and the effective portion of the gains on financial derivatives in cash flow hedge relationships, net of related tax effects.
Use of Estimates — The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to revenue and related expense recognition, asset impairment, valuation of accounts receivable, valuation of financial derivatives, contingent consideration obligations, contingencies and litigation, valuation and recognition of share-based payments, dividends and income taxes. These accounting policies are stated in the notes to the audited consolidated financial statements for the year ended December 31, 2012, contained in the Annual Report on Form 10-K as filed with the SEC. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions and the differences may be material to the unaudited condensed consolidated financial statements.
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
Fair Value of Financial Instruments — The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

indebtedness. The Company carries its indebtedness at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments would qualify as Level 2 fair value measurements. See Note 4 for additional detail regarding the Company’s fair value measurements. As of March 31, 2013, the carrying amount and fair value of the Company’s indebtedness was approximately $1,307.1 million and $1,316.7 million, respectively. As of December 31, 2012, the carrying amount and fair value was approximately $1,317.8 million and $1,320.4 million, respectively.
Contingent Consideration — The Company may be required to pay future consideration to the former shareholders of acquired companies, depending upon the terms of the applicable purchase agreement, that is contingent upon the achievement of certain financial or operating targets. The fair value of the contingent consideration is determined using financial forecasts and other estimates, which assess the probability and timing of the financial targets being reached, and measuring the associated cash payments at their present value using a risk-adjusted rate of return. The estimated fair value of the contingent consideration on the acquisition date is included in the purchase price of the acquired company. At each reporting date, or whenever there are significant changes in underlying key assumptions, a review of these assumptions is performed and the contingent consideration liability is updated to its estimated fair value. If there are no significant changes in the assumptions, the quarterly determination of the fair value of contingent consideration reflects the implied interest for the passage of time. Changes in the estimated fair value of the contingent consideration obligations may result from changes in the terms of the contingent payments, changes in discount periods and rates, changes in assumptions with respect to the timing and likelihood of achieving the applicable targets and other related developments. Actual progress toward achieving the financial targets for the remaining measurement periods may be different than the Company's expectations of future performance. The change in the estimated fair value of contingent consideration has been classified as other expenses in the unaudited condensed consolidated statements of income.
Recently Issued Accounting Pronouncements — Recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013, as compared to the recent accounting pronouncements described in the Company's 2012 Annual Report on Form 10-K, that are of significance, or potential significance, to the Company are discussed below.
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income (Topic 220)—Clarifying Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which updates disclosure requirements to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012. This update is only disclosure related and has no impact on the results of operations, financial condition or cash flows.

3.    Restructuring
Service Value Commitment
On February 5, 2013, the Company committed to an expansion of its Service Value Commitment, an ongoing effort to position the Company for sustainable long-term growth by improving the service experience of its financial advisors and delivering efficiencies in its operating model. The Company has assessed its information technology delivery, governance, organization and strategy and committed to undertake a course of action (the “Program”) to reposition its labor force and invest in technology, human capital, marketing and other key areas to enable future growth. The Program is expected to be completed in 2015.
The Company estimates total charges in connection with the Program to be approximately $65.0 million. These expenditures are comprised of outsourcing and other related costs, technology transformation costs, employee severance obligations and other related costs and non-cash charges for impairment of certain fixed assets related to internally developed software.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the balance of accrued expenses and the changes in the accrued amounts for the Program as of and for the three months ended March 31, 2013 (in thousands):

	Accrued Balance at December 31, 2012	Costs Incurred(1)	Payments	Non-cash	Accrued Balance at March 31, 2013	Total Expected Restructuring Costs(2)
Outsourcing and other related costs	$—	$2,249	$(751)	$—	$1,498	$26,000
Technology transformation costs	—	826	(777)	—	49	23,000
Employee severance obligations and other related costs	—	1,543	(320)	—	1,223	15,000
Asset impairments (Note 4)	—	842	—	(842)	—	1,000
Total	$—	$5,460	$(1,848)	$(842)	$2,770	$65,000
________________________________

(1)	At March 31, 2013, costs incurred represent the total cumulative costs incurred under the Program to date.

(2)
At March 31, 2013, total expected restructuring costs exclude approximately $25.0 million of internally developed software and computer and networking equipment related to the Program that is expected to be capitalized with a useful life ranging from three to seven years, and with expense being recorded as depreciation and amortization within the unaudited condensed consolidated statements of income. As of March 31, 2013, approximately $4.8 million has been spent on development activities of which approximately $3.9 million has been capitalized, with the remainder included in costs incurred.

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

There have been no transfers of assets or liabilities between fair value measurement classifications during the three months ended March 31, 2013.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At March 31, 2013, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
Cash Equivalents — The Company’s cash equivalents include money market funds, which are short term in nature with readily determinable values derived from active markets.
Securities Owned and Securities Sold, But Not Yet Purchased — The Company's trading securities consist of house account model portfolios for the purpose of benchmarking the performance of its fee based advisory platforms and temporary positions resulting from the processing of client transactions. Examples of these securities include money market funds, U.S. treasury obligations, mutual funds, certificates of deposit and traded equity and debt securities.
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At March 31, 2013, the Company did not adjust prices received from the independent third-party pricing services.
Other Assets — The Company’s other assets include deferred compensation plan assets that are invested in money market funds and mutual funds which are actively traded and valued based on quoted market prices in active markets.
Contingent Consideration Liabilities — The contingent consideration liabilities, which are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition, result from the Company's acquisitions of National Retirement Partners, Inc. ("NRP"), Concord Capital Partners ("Concord") and Veritat Advisors, Inc. ("Veritat").
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
At March 31, 2013:
Assets
Cash equivalents	$84,143	$—	$—	$84,143
Securities owned — trading:
Money market funds	356	—	—	356
Mutual funds	6,013	—	—	6,013
Equity securities	56	—	—	56
Debt securities	—	200	—	200
U.S. treasury obligations	900	—	—	900
Total securities owned — trading	7,325	200	—	7,525
Other assets	35,236	—	—	35,236
Total assets at fair value	$126,704	$200	$—	$126,904
Liabilities
Securities sold, but not yet purchased:
Equity securities	$67	$—	$—	$67
Debt securities	—	72	—	72
Certificates of deposit	—	26	—	26
Total securities sold, but not yet purchased	67	98	—	165
Contingent consideration obligations	—	—	34,864	34,864
Total liabilities at fair value	$67	$98	$34,864	$35,029
Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, for example, when evidence of impairment exists. During the three months ended March 31, 2013, the Company recorded an asset impairment charge of $0.8 million for certain fixed assets related to internally developed software that were determined to have no estimated fair value (See Note 3). The Company has determined that the impairment qualifies as a non-recurring Level 3 measurement under the fair value hierarchy.

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
Changes in Level 3 Recurring Fair Value Measurements
The table below provides information on the valuation technique, significant unobservable inputs and the ranges utilized by the Company in measuring fair value on a recurring basis of the significant Level 3 liabilities as of March 31, 2013 (dollars in millions):

	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration obligations	$34.9	Probability weighted discounted cash flow	Discount rate	3% - 13%
The Company determines the fair value for its contingent consideration obligations using an income approach whereby the Company assesses the probability and timing of the achievement of the applicable milestones, which are based on contractually negotiated financial or operating targets that vary by acquisition transaction, such as revenues, gross margin, EBITDA and assets under custody. The contingent payments are estimated using a probability weighted, multi-scenario analysis of expected future performance of the acquired businesses. The Company then discounts these expected payment amounts to calculate the fair value as of the valuation date. The Company's management evaluates the underlying projections and other related factors used in determining fair value each period and makes updates when there have been significant changes in management's expectations.
The principal significant unobservable input used in the valuations of the Company's contingent consideration obligations is a risk-adjusted discount rate. Whereas management's underlying projections adjust for market penetration and adoption rates, the discount rate is risk-adjusted for key factors such as advisor attrition, advisor recruitment, expenses and overhead costs, average client assets, revenue generation of client assets and credit

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

risk. An increase in the discount rate will result in a decrease in the fair value of contingent consideration. Conversely, a decrease in the discount rate will result in an increase in the fair value of contingent consideration.
The contingent consideration obligation related to the acquisition of NRP is based on the achievement of certain revenue-based targets for the year ending December 31, 2013 (the "Performance Measurement Period"), in aggregate for those advisors joining LPL Financial LLC subsequent to the NRP acquisition for whom retirement plans comprise a significant part of their business. As a result of greater than expected recruitment of new advisors who serve retirement plans, which is expected to continue throughout the Performance Measurement Period, the Company revised its revenue estimates during the first quarter of 2013 and made certain changes in the probability assumptions with respect to the likelihood of achieving the revenue targets. These revisions, combined with implied interest, resulted in a $2.5 million increase in the fair value of the contingent consideration obligation related to NRP during the quarter ended March 31, 2013 and is recorded in other expenses in the unaudited condensed consolidated statements of income.
The contingent consideration obligation related to the acquisition of Concord is based on the achievement of targeted levels of gross margin attributed to Concord for the year ending December 31, 2013. Gross margin is calculated as net revenues less production expenses and accordingly, the Company considers gross margin to be a non-GAAP measure. Net revenue includes revenues attributed to Concord's business activities and assets under administration on Concord's software platform. Production expenses include all expenses directly incurred to generate net revenues, including commission and advisory expense and brokerage, clearing and exchange expense. During the first quarter of 2013, the Company revised its estimates of the amount and timing of projected 2013 gross margin and and adjusted its assumptions regarding the likelihood of payment. The revisions resulted in a $3.8 million decrease in the fair value of the contingent consideration obligation related to Concord during the three months ended March 31, 2013 and is recorded in other expenses in the unaudited condensed consolidated statements of income.
The contingent consideration obligation related to the acquisition of Veritat is based on the achievement of targeted levels of assets under management and earnings, as well as, the retention of key employees. The majority of the contingent consideration is based on a sliding scale of the financial targets of assets under management and earnings. Financial forecasts are used by management that include assumptions about growth in assets under management, earnings, employee retention and discount rates in order to assist with determining the progress toward these targets. The financial targets are sensitive to advisor recruitment, market fluctuations and the ability of advisors to grow their business. The Company maintained its original estimate for the contingent consideration obligation related to Veritat and therefore recorded implied interest of $0.3 million in other expenses in the unaudited condensed consolidated statements of income during the three months ended March 31, 2013.
Set forth below is a reconciliation of the contingent consideration for the three months ended March 31, 2013 (in thousands):

Fair value at December 31, 2012	$35,887
Net changes in estimated fair value of contingent consideration obligations	(1,023)
Fair value at March 31, 2013	$34,864

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost, gross unrealized gains and fair value of securities held-to-maturity were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Fair Value
At March 31, 2013:
U.S. government notes	$11,683	$14	$11,697

At December 31, 2012:
U.S. government notes	$10,202	$6	$10,208

At March 31, 2013, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$6,925	$4,258	$500	$11,683
U.S. government notes — at fair value	$6,926	$4,265	$506	$11,697

6.    Intangible Assets

The components of intangible assets as of March 31, 2013 and December 31, 2012 are as follows (dollars in thousands):

	Weighted Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
At March 31, 2013:
Definite-lived intangible assets:
Advisor and financial institution relationships	12.5	$439,762	$(153,168)	$286,594
Product sponsor relationships	12.8	230,916	(79,360)	151,556
Client relationships	10.9	19,110	(4,417)	14,693
Trade names	9.1	1,200	(110)	1,090
Total definite-lived intangible assets		$690,988	$(237,055)	$453,933
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$493,752

At December 31, 2012:
Definite-lived intangible assets:
Advisor and financial institution relationships	12.8	$450,164	$(157,470)	$292,694
Product sponsor relationships	13.0	230,916	(76,230)	154,686
Client relationships	11.1	19,110	(3,901)	15,209
Trade names	9.3	1,200	(80)	1,120
Total definite-lived intangible assets		$701,390	$(237,681)	$463,709
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$503,528

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Total amortization expense of intangible assets was $9.8 million for the three months ended March 31, 2013 and 2012, respectively. Amortization expense for each of the fiscal years ended December 31, 2013 through 2017 and thereafter is estimated as follows (in thousands):

2013 — remainder	$29,230
2014	38,680
2015	37,775
2016	37,619
2017	36,752
Thereafter	273,877
Total	$453,933

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
The effective tax rates were 39.6% and 38.4% for the three months ended March 31, 2013 and 2012, respectively. The Company's effective tax rate for the three months ended March 31, 2012 benefited from the realization of incentive stock option ("ISO") deductions from the distribution of shares pursuant to the 2008 Nonqualified Deferred Compensation Plan ("Deferred Compensation Plan") as well as a higher volume of ISO exercises (See Note 10).

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

The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of March 31, 2013, the Company was in compliance with such covenants.

As of March 31, 2013, the Revolving Credit Facility was being used to support the issuance of $21.3 million of irrevocable letters of credit for the construction of the Company's future San Diego office building and other items. The remaining $228.7 million was undrawn at March 31, 2013.

Quarterly repayments of the principal for Term Loan A will total 5.0% for the twelve months ended March 31, 2013 and 2014 and 10.0% for the twelve months ended March 31, 2015, 2016 and 2017, with the remaining principal due upon maturity. Quarterly repayments of the principal for Term Loan B will total 1.0% per year with the remaining principal due upon maturity. Any outstanding principal under the Revolving Credit Facility will be due upon maturity.

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

The Original Credit Agreement included a revolving credit facility of $163.5 million, which had a maturity date of June 28, 2013, with a commitment fee of 0.75%. Borrowings were priced at LIBOR + 3.50%. Such facility has been replaced by the Revolving Credit Facility.

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
The Company’s outstanding borrowings were as follows (dollars in thousands):

		March 31, 2013			December 31, 2012
	Maturity	Balance	Interest Rate		Balance	Interest Rate
Senior secured term loans:
Term Loan A	3/29/2017	$698,250	2.70%	(1)	$707,438	2.71%	(3)
Term Loan B	3/29/2019	608,850	4.00%	(2)	610,387	4.00%	(4)
Total borrowings		1,307,100			1,317,825
Less current borrowings (maturities within 12 months)		42,900			42,900
Long-term borrowings — net of current portion		$1,264,200			$1,274,925
____________

(1)	As of March 31, 2013, the variable interest rate for Term Loan A is based on the one-month LIBOR of 0.20%, plus the applicable interest rate margin of 2.50%.

(2)	As of March 31, 2013, the variable interest rate for Term Loan B is based on the greater of the one-month LIBOR of 0.20% or 1.00%, plus the applicable interest rate margin of 3.00%.

(3)	As of December 31, 2012, the variable interest rate for Term Loan A is based on the one-month LIBOR of 0.21%, plus the applicable interest rate margin of 2.50%.

(4)	As of December 31, 2012, the variable interest rate for Term Loan B is based on the greater of the one-month LIBOR of 0.21% or 1.00%, plus the applicable interest rate margin of 3.00%.
Bank Loans Payable — The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The other

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. Both lines were utilized in 2013 and 2012; however, there were no balances outstanding at March 31, 2013 or December 31, 2012.

The following summarizes borrowing activity in the revolving and uncommitted line of credit facilities (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Average balance outstanding	$12,406	$132
Weighted-average interest rate	1.80%	1.25%

The minimum calendar year payments and maturities of the senior secured borrowings as of March 31, 2013 are as follows (in thousands):

2013 — remainder	$32,175
2014	70,463
2015	79,650
2016	79,650
2017	465,525
Thereafter	579,637
Total	$1,307,100

9.    Commitments and Contingencies
Leases — The Company leases certain office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $5.0 million and $4.3 million for the three months ended March 31, 2013 and 2012, respectively.
Service Contracts — The Company is party to certain long-term contracts for systems and services that enable back office trade processing and clearing for its product and service offerings.
Future minimum payments under leases, lease commitments, service contracts and other noncancellable contractual obligations with remaining terms greater than one year as of March 31, 2013, are as follows (in thousands):

2013 — remainder	$18,705
2014	33,367
2015	29,301
2016	29,037
2017	22,435
Thereafter	245,667
Total(1)	$378,512
____________

(1)	Minimum payments have not been reduced by minimum sublease rental income of $4.7 million due in the future under noncancellable subleases.
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
The Company’s subsidiary, LPL Financial LLC ("LPL Financial"), provides guarantees to securities clearing houses and exchanges under their standard membership agreements, which require a member to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing houses and exchanges, all other members would be required to meet any shortfall. The Company’s

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these agreements is remote. Accordingly, no liability has been recognized for these transactions.
Loan Commitments — From time to time, LPL Financial makes loans to its advisors which may be forgivable, primarily to newly recruited advisors to assist in the transition process. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded commitments at March 31, 2013.
Legal Proceedings
The Company is involved in legal proceedings from time to time arising out of its business operations, including arbitrations and lawsuits involving private claimants, and subpoenas, investigations and other actions by government authorities and self-regulatory organizations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty what the eventual loss or range of loss related to such matters will be. The Company recognizes a liability with regard to a legal proceeding when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, however, the Company accrues the minimum amount in the range. The Company maintains insurance coverage, including general liability, errors and omissions, excess entity errors and omissions and fidelity bond insurance. The Company records legal reserves and related insurance recoveries on a gross basis.
Defense costs with regard to legal proceedings are expensed as incurred and classified as professional services within the unaudited condensed consolidated statements of income. When there is indemnification or insurance, the Company may engage in defense or settlement and subsequently seek reimbursement for such matters.
Litigation — Claims involving client complaints or disclosures about risks related to purchased securities or other financial products are typically arbitrated pursuant to the Financial Industry Regulatory Authority's ("FINRA") procedures for arbitration rather than litigated in court. In an arbitration, neutral third parties review evidence in the form of documents and testimony, listen to arguments and render a decision on the disputed matter. Through arbitration, the opportunity for appeal is foregone in virtually all matters as the decisions are final and binding.
The Company maintains insurance coverage for client claims. With respect to these matters, the estimated losses on the majority of pending matters are less than the applicable deductibles of the insurance policies. The Company believes, based on the information available at this time, after consultation with counsel, consideration of insurance, if any, and indemnifications provided by the third-party indemnitors, if any, that the outcomes of matters with estimated losses in excess of applicable deductibles will not have a material impact on the unaudited condensed consolidated statements of income, financial condition or cash flows.
Regulatory — In July 2012, the Internal Revenue Service (the “IRS”) issued a Notice of Proposed Adjustment (the “Notice”) asserting that the Company is subject to a penalty with respect to an alleged untimely deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with the Company's initial public offering in 2010. In 2012, the Company recorded an estimate of probable loss within accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. During the three months ended March 31, 2013, the IRS issued a Summary of Employment Tax Examination (the "Summary") and the Company remitted payment which approximated amounts previously accrued in accordance with the Summary. The Company is awaiting final consent of resolution from the IRS. The Company believes the outcome of this matter will not have a material impact beyond the amounts recorded to its unaudited condensed consolidated statements of income, financial condition or cash flows.
The Company has been engaged in discussions with its principal regulator regarding a matter related to email surveillance and production, and expects this matter to be resolved in the near term. As a result of these discussions, the Company has recorded an estimate of the probable loss for these matters within professional services expenses in its unaudited condensed consolidated statements of income as well as accounts payable and accrued liabilities in its unaudited condensed consolidated statements of financial condition. The Company believes

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

the outcomes of these matters will not have a material impact beyond the amounts recorded to its unaudited condensed consolidated statements of income, financial condition or cash flows.
Other Commitments — As of March 31, 2013, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $363.4 million, which it can sell, re-pledge or loan. Of this amount, approximately $38.2 million has been pledged or loaned as of March 31, 2013; $23.8 million was pledged with client-owned securities to the Options Clearing Corporation ("OCC") as collateral to secure client obligations related to options positions, and $14.4 million was loaned to the National Securities Clearing Corporation ("NSCC") through participation in its Stock Borrow Program. Additionally, approximately $127.6 million are held at banks in connection with unutilized secured margin lines of credit; these securities may be used as collateral for loans from these banks. The remainder of $197.6 million has not been re-pledged, loaned or sold, and as of March 31, 2013 there are no restrictions that materially limit the Company's ability to re-pledge, loan or sell the remaining $325.2 million of client collateral.
As of December 31, 2012, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $375.8 million, which it can sell, re-pledge or loan. Of this amount, approximately $41.5 million has been pledged or loaned as of December 31, 2012; $22.2 million was pledged with client-owned securities to the OCC as collateral to secure client obligations related to options positions, and $19.3 million was loaned to the NSCC through participation in its Stock Borrow Program. Additionally, approximately $40.3 million are held at banks in connection with unutilized secured margin lines of credit; these securities may be used as collateral for loans from these banks. The remainder of $294.0 million had not been re-pledged, loaned or sold, and as of December 31, 2012 there are no restrictions that materially limited the Company's ability to re-pledge, loan or sell the remaining $334.3 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $0.9 million pledged to clearing organizations at March 31, 2013 and December 31, 2012, respectively.
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

10.    Stockholders' Equity
Stock Plan Summary
On November 17, 2010, the Company adopted a 2010 Omnibus Incentive Plan (the "2010 Plan"), which provides for the granting of stock options, warrants, restricted stock awards and restricted stock units. The 2010 Plan serves as the successor to the 2005 Stock Option Plan for Incentive Stock Options, the 2005 Stock Option Plan for Non-qualified Stock Options, the 2008 Advisor and Institution Incentive Plan, the 2008 Stock Option Plan and the Director Restricted Stock Plan (the "Predecessor Plans"). Upon adoption of the 2010 Plan, awards were no longer made under the Predecessor Plans. Awards previously granted under the Predecessor Plans remain outstanding. Stock options granted under the 2010 Plan are either incentive stock options, or non-qualified stock options, as defined in the 2010 Plan. The Company has issued new shares under the 2010 Plan and is also permitted to reissue treasury shares.
Under the 2010 Plan, the Company may grant up to 12.1 million new shares in addition to the shares available for grant under the Predecessor Plans. As of March 31, 2013, the Company had approximately 6.6 million of authorized unissued shares reserved for issuance upon exercise and conversion of outstanding awards.
Stock Options and Warrants
The Company grants stock options to certain employees, advisors, officers and non-employee directors. The Company also granted warrants to certain financial institutions. Stock options and warrants generally vest in equal increments over a three- to five-year period and expire on the tenth anniversary following the date of grant.
The Company recognizes share-based compensation for stock options awarded to employees, officers and directors based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized share-based compensation related to the vesting of these awards of $3.5 million and $4.2 million during the three months ended March 31, 2013 and 2012, respectively, which is

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

included in compensation and benefits on the unaudited condensed consolidated statements of income. As of March 31, 2013, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was $41.0 million, which is expected to be recognized over a weighted-average period of 3.59 years.
The Company recognizes share-based compensation for stock options and warrants awarded to its advisors and financial institutions based on the fair value of the awards at each interim reporting period. The Company recognized share-based compensation of $1.9 million and $2.3 million during the three months ended March 31, 2013 and 2012, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of March 31, 2013, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted for advisors and financial institutions was $15.4 million, which is expected to be recognized over a weighted-average period of 3.55 years.
Restricted Stock
The Company recognizes share-based compensation for restricted stock awards and restricted stock units granted to its employees, officers and directors by measuring such awards at their grant date fair value. Share-based compensation is recognized ratably over the requisite service period, which generally equals the vesting period. The Company recognized $0.4 million and $0.1 million of share-based compensation related to the vesting of restricted stock awards and restricted stock units during the three months ended March 31, 2013 and 2012, respectively, which is included in compensation and benefits on the unaudited condensed consolidated statements of income. As of March 31, 2013, total unrecognized compensation cost for restricted stock was $6.8 million, which is expected to be recognized over a weighted-average remaining period of 1.83 years.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2013 and 2012, the Company had the following activity under its approved share repurchase plans (in millions, except share and per share data):

			For the Three Months Ended March 31,
			2013			2012
Approval Date	Authorized Repurchase Amount	Amount Remaining at March 31, 2013	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost
August 16, 2011	$70.0	$—	—	$—	$—	1,149,896	$32.60	$37.5
September 27, 2012	$150.0	82.0	155,289	$31.69	4.9	—	$—	—
		$82.0	155,289	$31.69	$4.9	1,149,896	$32.60	$37.5
Dividends
On March 30, 2012, the Company's Board of Directors approved a special dividend of $2.00 per share to common stockholders. At March 31, 2012, the Company had recorded a liability of $220.6 million as dividends payable in the unaudited condensed consolidated statements of financial condition based on the number of shares of common stock outstanding on that date. Stock options and warrants exercised between March 31, 2012 and the record date increased the share count; therefore, a dividend of $222.6 million was paid on May 25, 2012 to stockholders of record as of May 15, 2012.
On February 5, 2013, the Board of Directors declared a cash dividend of $0.135 per share on the Company's outstanding common stock. The dividend of $14.4 million was paid on March 4, 2013 to all stockholders of record on February 18, 2013.

11.    Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. The calculation of basic and dilutive earnings per share for the three months ended March 31, 2013 and 2012 is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2013	2012
Net income	$54,717	$41,179

Basic weighted average number of shares outstanding	106,347	108,956
Dilutive common share equivalents	950	3,573
Diluted weighted average number of shares outstanding	107,297	112,529

Basic earnings per share	$0.51	$0.38
Diluted earnings per share	$0.51	$0.37

The computation of diluted earnings per share excludes stock options, warrants and restricted stock units that are anti-dilutive. For the three months ended March 31, 2013 and 2012, such stock options, warrants and restricted stock units representing common share equivalents to 5,039,942 shares and 3,545,280 shares, respectively, were anti-dilutive.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

12.    Related Party Transactions

One of the Company’s significant stockholders owns a minority interest in Artisan Partners Limited Partnership (“Artisan”), which pays fees in exchange for product distribution and record-keeping services. During the three months ended March 31, 2013 and 2012, the Company earned $0.9 million and $0.8 million, respectively, in fees from Artisan. Additionally, as of March 31, 2013 and December 31, 2012, Artisan owed the Company $0.9 million and $0.8 million, respectively, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the unaudited condensed consolidated statements of financial condition.

American Beacon Advisor, Inc. (“American Beacon”), a company majority-owned by one of the Company’s significant stockholders, pays fees in exchange for product distribution and record-keeping services. During the three months ended March 31, 2013, the Company earned $0.2 million in fees from American Beacon.

Aplifi, Inc. ("Aplifi"), a privately held technology company in which the Company holds an equity interest, provides software licensing for annuity order entry and compliance. The Company paid $0.7 million and $0.4 million to Aplifi for such services during the three months ended March 31, 2013 and 2012, respectively.

Certain entities affiliated with SunGard Data Systems Inc. ("SunGard"), a company minority-owned by one of the Company's significant stockholders, provide data center recovery services. The Company paid $0.1 million to SunGard during the three months ended March 31, 2013.

13.    Net Capital and Regulatory Requirements
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
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $134.1 million with a minimum net capital requirement of $6.5 million and net capital in excess of the minimum requirement of $127.6 million as of March 31, 2013.
PTC operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to PTC's operations.
As of March 31, 2013 and December 31, 2012, LPL Financial and PTC met all capital adequacy requirements to which they are subject.

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

15.    Subsequent Event

On April 24, 2013, the Board of Directors declared a cash dividend of $0.135 per share on the Company's outstanding common stock to be paid on May 20, 2013 to all stockholders of record on May 6, 2013.

******

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the nation's largest independent broker-dealer, a top custodian for registered investment advisors ("RIAs"), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 13,300 independent financial advisors and financial advisors at approximately 700 financial institutions (our "advisors") across the country, enabling them to provide their retail investors (their "clients") with objective, conflict-free financial advice. We also support approximately 4,500 financial advisors who are affiliated and licensed with insurance companies with customized clearing, advisory platforms and technology solutions.

In addition, through our subsidiary companies, we support a diverse client base. Fortigent Holdings Company, Inc. is a leading provider of consulting services and solutions to RIAs, banks and trust companies servicing high net worth clients, while The Private Trust Company N.A. manages trusts and family assets for high net worth clients in all 50 states. Our newest subsidiary, NestWise LLC, supports the recruitment and development of new-to-the-industry financial advisors dedicated to serving the mass market under the fee-based, independent model.

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

Our Sources of Revenue

Our revenues are derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust and reporting platforms. We also generate asset-based revenues through the distribution of financial products for a broad range of product manufacturers. Under our self-clearing platform, we custody the majority of client assets invested in these financial products, which includes providing statements, transaction processing and ongoing account management. In return for these services, mutual funds, insurance companies, banks and other financial product manufacturers pay us fees based on asset levels or number of accounts managed. We also earn interest from margin loans made to our advisors’ clients.

We track recurring revenue, a characterization of net revenue and a statistical measure, which we define to include our revenues from asset-based fees, advisory fees, trailing commissions, cash sweep programs and certain other fees that are based upon accounts and advisors. Because certain recurring revenues are associated with asset balances, they will fluctuate depending on the market value of the asset balances and current interest rates. These asset balances, specifically related to advisory fee revenues and asset-based revenues, have approximately a 60% correlation to market fluctuations. Accordingly, recurring revenue can be negatively impacted by adverse external market conditions. However, recurring revenue is meaningful to us despite these fluctuations because it is not based on transaction volumes or other activity-based revenues, which are more difficult to predict, particularly in declining or volatile markets.

The table below summarizes the sources of our revenue, the primary drivers of each revenue source and the percentage of each revenue source that represents recurring revenue, a characterization of revenue and a statistical measure:

			For the Three Months Ended March 31, 2013
	Sources of Revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commission	- Transactions - Brokerage asset levels	$486	50%	40%
	Advisory	- Asset levels in custodied advisory programs	$281	29%	99%
Attachment revenue retained by us	Asset-Based - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Client asset levels - Number of accounts	$104	11%	99%
	Transaction and Other - Transactions - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Premium technology subscribers	$89	9%	64%
	Interest and Other Revenue	- Margin accounts - Alternative investment transactions	$15	1%	36%
	Total Net Revenue		$975	100%	65%
	Total Recurring Revenue		$637	65%

•	Commission and Advisory Revenues. Commission and advisory revenues both represent advisor-generated revenue, generally 85-90% of which is paid to advisors.

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

•
Asset-Based Revenues.  Asset-based revenues are comprised of fees from cash sweep programs, our sponsorship programs with financial product manufacturers, and omnibus processing and networking services. Pursuant to contractual arrangements, uninvested cash balances in our advisors’ client accounts are swept into either insured deposit accounts at various banks or third-party money market funds, for which we receive fees, including administrative and record-keeping fees based on account type and the invested balances. In addition, we receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales-force education and training efforts. Our omnibus processing and networking revenues represent fees paid to us in exchange for administrative and record-keeping services that we provide to clients of our advisors. Omnibus processing revenues are paid to us by mutual fund product sponsors and based upon the value of custodied assets in advisory accounts and the number of brokerage accounts in which the related mutual fund positions are held. Networking revenues on brokerage assets are correlated to the number of positions we administer and are paid to us by mutual fund and annuity product manufacturers.

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

The following table is presented as an illustration of how the aforementioned production expenses impact our payout ratio for the three months ended March 31, 2013:

Base payout rate	83.88%
Production based bonuses	1.70%
GDC sensitive payout	85.58%
Non-GDC sensitive payout	0.43%
Total Payout Ratio	86.01%
________________________________
See "Results of Operations" for the comparative 2012 period's analysis of production payout ratio.

•
Compensation and Benefits Expense.  Compensation and benefits expense includes salaries and wages and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

•
General and Administrative Expenses.  General and administrative expenses include promotional fees, occupancy and equipment, communications and data processing, regulatory fees, professional services and other expenses. General and administrative expenses also include expenses for our hosting of certain advisor conferences that serve as training, sales and marketing events.

•
Depreciation and Amortization Expense.  Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of significant intangible assets established through our acquisitions, as well as fixed assets which include internally developed software, hardware, leasehold improvements and other equipment.

•
Restructuring Charges.  Restructuring charges primarily represent expenses incurred as a result of our expansion of our Service Value Commitment announced in 2013 (See Note 3 in the unaudited condensed consolidated financial statements). Restructuring charges also include costs arising from our 2011 consolidation of UVEST Financial Services Group, Inc. ("UVEST") and our 2009 consolidation of Mutual Service Corporation, Associated Financial Group, Inc., Associated Securities Corp., Associated Planners Investment Advisory, Inc. and Waterstone Financial Group, Inc. (collectively referred to herein as the “Affiliated Entities”).

How We Evaluate Our Business

We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics as of and for the three months ended March 31, 2013 and 2012 are as follows:

	As of March 31,
	2013	2012	% Change

Business Metrics (unaudited)
Advisors	13,377	12,962	3.2%
Advisory and brokerage assets (in billions)(1)	$394.0	$354.1	11.3%
Advisory assets under custody (in billions)(2)(3)	$130.2	$110.8	17.5%
Net new advisory assets (in billions)(4)	$3.0	$2.5	20.0%
Insured cash account balances (in billions)(3)	$15.6	$13.9	12.2%
Money market account balances (in billions)(3)	$7.5	$7.7	(2.6)%

	For the Three Months Ended March 31,
	2013	2012

Financial Metrics (unaudited)
Revenue growth from prior period	8.1%	3.2%
Recurring revenue as a % of net revenue(5)	65.4%	63.0%
Net income (in millions)	$54.7	$41.2
Earnings per share (diluted)	$0.51	$0.37
Non-GAAP Measures:
Gross margin (in millions)(6)	$305.1	$274.9
Gross margin as a % of net revenue(6)	31.3%	30.5%
Adjusted EBITDA (in millions)	$135.9	$125.0
Adjusted EBITDA as a % of net revenue	13.9%	13.9%
Adjusted EBITDA as a % of gross margin(6)	44.6%	45.5%
Adjusted Earnings (in millions)	$68.1	$63.2
Adjusted Earnings per share (diluted)	$0.64	$0.56
____________

(1)
Advisory and brokerage assets are comprised of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Such totals do not include the market value of certain other client assets as of March 31, 2013, comprised of $51.0 billion held in retirement plans supported by advisors licensed with LPL Financial, $11.6 billion of trust assets supported by Concord Capital Partners ("Concord") and $64.4 billion of assets supported by Fortigent Holdings Company, Inc. Data regarding certain of these assets was not available at March 31, 2012. In addition, reported retirement plan assets represent assets that are custodied with 27 third-party providers of retirement plan administrative services who provide reporting feeds. We estimate the total assets in retirement plans served to be between $75.0 billion and $90.0 billion. If we receive reporting feeds in the future from providers for whom we do not currently receive feeds, we intend to include and identify such additional assets.

(2)
Advisory assets under custody are comprised of advisory assets under management in our corporate RIA platform, and Independent RIA assets in advisory accounts custodied by us. See "Results of Operations" for a tabular presentation of advisory assets under custody.

(3)	Advisory assets under custody, insured cash account balances and money market account balances are components of advisory and brokerage assets.

(4)	Represents net new advisory assets consisting of funds from new accounts and additional funds deposited into existing advisory accounts that are custodied in our fee-based advisory platforms.

(5)
Recurring revenue, a characterization of net revenue and a statistical measure, is derived from sources such as advisory revenues, asset-based revenues, trailing commission revenues, revenues related to our cash sweep programs, interest earned on margin accounts and technology and service revenues, and is not meant as a substitute for net revenues.

(6)
Gross margin is calculated as net revenues less production expenses. Production expenses consist of the following expense categories from our unaudited condensed consolidated statements of income: (i) commission and advisory and (ii) brokerage, clearing and exchange. All other expense categories, including depreciation and amortization, are considered general and administrative in nature. As our gross margin amounts do not include any depreciation and amortization expense, we consider our gross margin amounts to be non-GAAP measures that may not be comparable to those of others in our industry.

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

We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported GAAP results, provides useful information to investors regarding our performance and overall results of operations for the following reasons:

•
because non-cash equity grants made to employees, officers and non-employee directors at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, the related share-based compensation expense is not a key measure of our current operating performance and

•
because costs associated with acquisitions and the resulting integrations, debt refinancing and restructuring and conversions costs can vary from period to period and transaction to transaction, expenses associated with these activities are not considered a key measure of our operating performance.

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

Set forth below is a reconciliation from our net income to Adjusted EBITDA, a non-GAAP measure, for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012
	(unaudited)
Net income	$54,717	$41,179
Interest expense	12,160	16,032
Income tax expense	35,834	25,684
Amortization of purchased intangible assets(1)	9,776	9,832
Depreciation and amortization of fixed assets	9,998	7,343
EBITDA	122,485	100,070
EBITDA Adjustments:
Employee share-based compensation expense(2)	3,962	4,160
Acquisition and integration related expenses(3)	444	1,858
Restructuring and conversion costs(4)	6,263	2,010
Debt amendment and extinguishment costs(5)	—	16,543
Other(6)	2,766	314
Total EBITDA Adjustments	13,435	24,885
Adjusted EBITDA	$135,920	$124,955
____________

(1)	Represents amortization of intangible assets as a result of our purchase accounting adjustments from our merger transaction in 2005 and our various acquisitions.

(2)
Represents share-based compensation expense for equity awards granted to employees, officers and directors. Such awards are measured based on the grant-date fair value and share-based compensation is recognized over the requisite service period of the individual grants, which generally equals the vesting period.

(3)
Represents acquisition and integration costs resulting from various acquisitions, including changes in the estimated fair value of future payments, or contingent consideration, required to be made to former shareholders of certain acquired entities. During the three months ended March 31, 2013, approximately $1.0 million was recognized in earnings due to a net decrease in the estimated fair value of contingent consideration.

(4)
Represents organizational restructuring charges, conversion and other related costs incurred resulting from the expansion of the Service Value Commitment, the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities. As of March 31, 2013, we have recognized approximately 8% of costs related to the expansion of the Service Value Commitment, which is expected to be completed in 2015. As of March 31, 2013, approximately 90% and 99% of costs related to the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities, respectively, have been recognized. The remaining costs for the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities largely consist of the amortization of transition payments that have been made in connection with these two conversions for the retention of advisors and financial institutions that are expected to be recognized into earnings by December 2014.

(5)
Represents expenses incurred resulting from the early extinguishment and repayment of amounts outstanding under the prior senior secured credit facilities, including the write-off of $16.5 million of unamortized debt issuance costs that had no future economic benefit, as well as various other charges incurred in connection with the repayment under the prior senior secured credit facilities and the establishment of the current senior secured credit facilities.

(6)
Generally, represents certain excise and other taxes. Results for the three months ended March 31, 2013 include $2.7 million of severance and termination benefits related to a change in management structure that have been excluded from the presentation of Adjusted EBITDA.

Adjusted Earnings and Adjusted Earnings per share

Adjusted Earnings represents net income before: (a) share-based compensation expense, (b) amortization of intangible assets and software resulting from our merger transaction in 2005 and our various acquisitions, a component of depreciation and amortization, (c) acquisition and integration related expenses, (d) restructuring and conversion costs, (e) debt extinguishment costs and (f) other. Reconciling items are tax effected using the income tax rates in effect for the applicable period, adjusted for any potentially non-deductible amounts.

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

We believe that Adjusted Earnings and Adjusted Earnings per share, viewed in addition to, and not in lieu of, our reported GAAP results provide useful information to investors regarding our performance and overall results of operations for the following reasons:

•
because non-cash equity grants made to employees, officers and non-employee directors at a certain price and point in time do not necessarily reflect how our business is performing, the related share-based compensation expense is not a key measure of our current operating performance;

•
because costs associated with acquisitions and related integrations, debt refinancing and restructuring and conversions can vary from period to period and transaction to transaction, expenses associated with these activities are not considered a key measure of our operating performance and

•
because amortization expenses can vary substantially from company to company and from period to period depending upon each company’s financing and accounting methods, the fair value and average expected life of acquired intangible assets and the method by which assets were acquired, the amortization of intangible assets obtained in acquisitions is not considered a key measure in comparing our operating performance.

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

The following table sets forth a reconciliation of net income to non-GAAP measures Adjusted Earnings and Adjusted Earnings per share for the three and three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2013	2012
	(unaudited)
Net income	$54,717	$41,179
After-Tax:
EBITDA Adjustments(1)
Employee share-based compensation expense(2)	2,902	3,167
Acquisition and integration related expenses(3)	(1,079)	1,146
Restructuring and conversion costs	3,864	1,240
Debt extinguishment costs	—	10,207
Other	1,707	194
Total EBITDA Adjustments	7,394	15,954
Amortization of purchased intangible assets(1)	6,032	6,066
Adjusted Earnings	$68,143	$63,199
Adjusted Earnings per share(4)	$0.64	$0.56
Weighted average shares outstanding — diluted	107,297	112,529
____________

(1)
Generally, EBITDA Adjustments and amortization of purchased intangible assets have been tax effected using a federal rate of 35.0% and the applicable effective state rate which was 3.30%, net of the federal tax benefit, for the periods presented, except as noted in footnotes 2 and 3 of this table.

(2)
Represents the after-tax expense of non-qualified stock options for which we receive a tax deduction upon exercise, restricted stock awards for which we receive a tax deduction upon vesting, shares awarded to employees under the ESPP for which we receive a tax deduction and the full expense impact of incentive stock options granted to employees that have vested and qualify for preferential tax treatment and conversely, for which we do not receive a tax deduction. Share-based compensation expense for vesting of incentive stock options was $1.2 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively.

(3)
Represents the after-tax expense of acquisition and related costs for which we receive a tax deduction. In addition the results for the three months ended March 31, 2013 reflect a $3.8 million reduction of expense related to the estimated fair value of contingent consideration for the stock acquisition of Concord, that is not deductible for tax purposes.

(4)
Represents Adjusted Earnings, a non-GAAP measure, divided by weighted average number of shares outstanding on a fully diluted basis. Set forth is a reconciliation of earnings per share on a fully diluted basis, as calculated in accordance with GAAP to Adjusted Earnings per share:

	For the Three Months Ended March 31,
	2013	2012
	(unaudited)
Earnings per share — diluted	$0.51	$0.37
After-Tax:
EBITDA Adjustments per share	0.07	0.14
Amortization of purchased intangible assets per share	0.06	0.05
Adjusted Earnings per share	$0.64	$0.56

Service Value Commitment
On February 5, 2013, we committed to an expansion of the Service Value Commitment, an ongoing effort to position us for sustainable long-term growth by improving the service experience of our financial advisors and delivering efficiencies in our operating model. We have assessed our information technology delivery, governance, organization and strategy and committed to undertake a course of action (the “Program”) to reposition our labor force and invest in technology, human capital, marketing and other key areas to enable future growth. The Program is expected to be completed in 2015.
We estimate total charges in connection with the Program to be approximately $65.0 million. These expenditures are comprised of outsourcing and other related costs, technology transformation costs, employee severance obligations and other related costs and non-cash charges for impairment of certain fixed assets related to internally developed software. See Note 3 in the unaudited condensed consolidated financial statements for additional information.
Acquisitions, Integrations and Divestitures
From time to time we undertake acquisitions and/or divestitures based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. The following describes significant acquisition and integration activities that have impacted our 2012 and 2013 results.
Acquisition of National Retirement Partners, Inc.
On February 9, 2011, we acquired certain assets of National Retirement Partners, Inc. (“NRP”). As part of the acquisition, 206 advisors previously registered with NRP transferred their securities and advisory licenses and registrations to LPL Financial. We may be required to pay future consideration to former shareholders of NRP that is contingent upon the achievement of certain revenue-based milestones in the third year following the acquisition. We estimated the fair value of the remaining contingent consideration at the close of the transaction and we re-measure contingent consideration at fair value at each interim reporting period with changes recognized in earnings (See Note 4 in the unaudited condensed consolidated financial statements). There is no maximum amount of contingent consideration; however, based on our current estimate, we expect to make a cash payment of an amount between $20.0 million and $30.0 million in the first quarter of 2014.
Acquisition of Concord Capital Partners
On June 22, 2011, we acquired all of the outstanding common stock of Concord. Concord provides technology and open architecture investment management solutions for trust departments of financial institutions. As of March 31, 2013, $0.5 million remained in an escrow account to be paid to former shareholders of Concord in accordance with the terms of the stock purchase agreement. We may be required to pay future consideration that is contingent upon the achievement of certain gross margin-based milestones for the year ending December 31, 2013. We estimated the fair value of the contingent consideration at the close of the transaction and re-measure contingent consideration at fair value at each interim reporting period with changes recognized in earnings (See Note 4 in the unaudited condensed consolidated financial statements). The maximum amount of contingent consideration is $15.0 million; however, based on our current estimate, we expect to make a cash payment of an amount between $0.0 million and $7.0 million in 2014.

Acquisition of Fortigent Holdings Company, Inc.
On April 23, 2012, we acquired all of the outstanding common stock of Fortigent Holdings Company, Inc. and its wholly owned subsidiaries Fortigent, LLC, a registered investment advisory firm, Fortigent Reporting Company, LLC and Fortigent Strategies Company, LLC (together, "Fortigent"). Fortigent is a leading provider of solutions and consulting services to RIAs, banks and trust companies servicing high net worth clients. This strategic acquisition further enhanced our capabilities and offered an extension of our existing services for wealth management advisors. As of March 31, 2013, $6.3 million remained in an escrow account to be paid to former shareholders of Fortigent in accordance with the terms of the stock purchase agreement.
Acquisition of Veritat Advisors, Inc.
On July 10, 2012, we acquired all of the outstanding common stock of Veritat Advisors, Inc. ("Veritat"). Veritat was a registered investment advisory firm that developed and utilized a proprietary online financial planning platform designed to support advisors who serve the mass market. This strategic acquisition will enhance our technological capabilities and increase the flexibility of our offering for mass market clients through NestWise LLC.
We may be required to pay future consideration to the former shareholders of Veritat that is contingent upon the achievement of certain financial targets and retention of key employees. The maximum aggregate amount of contingent payments is $20.9 million to be paid over the following measurement dates: December 31, 2013, June 30, 2015, June 30, 2017 and December 31, 2017 (together, the "Performance Measurement Dates"), if such financial targets are fully achieved and key employees retained (See Note 4 in the unaudited condensed consolidated financial statements). Based on our current estimate, we expect to make cash payments in an aggregate amount between $5.0 million and $18.0 million shortly after the Performance Measurement Dates.

Economic Overview and Impact of Financial Market Events

In the first quarter, the U.S. domestic equity markets rose with the S&P 500 closing the quarter at 1,569, up 10.0% from its close on December 31, 2012. In 2013, a number of tax provisions were slated to expire, while other tax changes as well as automatic spending cuts related to the debt ceiling were scheduled to begin. The anticipated simultaneous effect of these items became known as the "fiscal cliff." In response to concerns that allowing the "fiscal cliff" to occur would jolt the economy into a recession, Congress passed legislation that provided clarity on various tax topics including the rates of taxation applicable to dividends and capital gains. Following this development, a short-term increase in investor activity occurred in the first month of the quarter as cash deposits were reinvested resulting in increased trading activity. This trend had a positive effect on our advisory and brokerage assets, resulting in increased commission and asset-based revenues. The overall equity market levels improved; however, lingering economic concerns remain about spending cuts, U.S. and global growth rates, a persistent high unemployment level, and sovereign debt concerns in certain countries in the European Union.
In response to the economic concerns, central banks, including the Federal Reserve, have continued to maintain rates at historically low levels. The average federal funds effective rate was 0.14% in the first quarter of 2013, a decrease from the average of 0.16% in the fourth quarter of 2012. The low interest rate environment kept pressure on our revenues from our cash sweep programs. Additionally, the low interest rate environment continued to diminish investor demand for fixed income securities and fixed annuities.

Results of Operations

The following discussion presents an analysis of our results of operations for the three months ended March 31, 2013 and 2012. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended March 31,
	2013	2012	% Change
	(In thousands)

Revenues
Commission	$485,572	$463,653	4.7%
Advisory	281,226	250,981	12.1%
Asset-based	103,766	97,241	6.7%
Transaction and other	89,378	74,572	19.9%
Other	14,854	15,326	(3.1)%
Net revenues	974,796	901,773	8.1%
Expenses
Production	669,723	626,907	6.8%
Compensation and benefits	98,780	89,012	11.0%
General and administrative	77,771	67,566	15.1%
Depreciation and amortization	19,774	17,175	15.1%
Restructuring charges	6,037	1,694	*
Total operating expenses	872,085	802,354	8.7%
Non-operating interest expense	12,160	16,032	(24.2)%
Loss on extinguishment of debt	—	16,524	*
Total expenses	884,245	834,910	5.9%
Income before provision for income taxes	90,551	66,863	35.4%
Provision for income taxes	35,834	25,684	39.5%
Net income	$54,717	$41,179	32.9%
____________
* Not Meaningful

Revenues

Commission Revenues

The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	% Total	2012	% Total	Change	% Change
Variable annuities	$202,443	41.7%	$190,437	41.1%	$12,006	6.3%
Mutual funds	140,903	29.0%	122,678	26.5%	18,225	14.9%
Alternative investments	40,411	8.3%	38,406	8.3%	2,005	5.2%
Equities	27,357	5.6%	26,156	5.6%	1,201	4.6%
Fixed income	22,147	4.6%	22,498	4.9%	(351)	(1.6)%
Insurance	20,352	4.2%	20,945	4.5%	(593)	(2.8)%
Fixed annuities	18,594	3.8%	28,757	6.2%	(10,163)	(35.3)%
Group variable annuities(1)	13,137	2.8%	13,608	2.9%	(471)	(3.5)%
Other	228	—%	168	—%	60	35.7%
Total commission revenue	$485,572	100.0%	$463,653	100.0%	$21,919	4.7%
________________

(1)
For the three months ended March 31, 2013, group annuities has been presented as a separate component of commission revenues. Previously, group annuities had been presented within variable annuities. Accordingly, amounts have been reclassified for the three months ended March 31, 2012 to make them consistent with the current period presentation.

Commission revenue increased by $21.9 million, or 4.7%, for the three months ended March 31, 2013 compared with 2012 due primarily to an increase in sales-based activity for mutual funds and increases in trail revenues for mutual funds and variable annuities. This growth reflects market growth, investor engagement driving advisor productivity and the overall growth in our advisor count over the past twelve months. Variable annuity commission revenue was further influenced by sponsors' announcements of planned changes to their products.
The increase in alternative investments is reflective of investor preferences for diversification as income producing alternative strategies continue to grow in popularity and investors seek opportunities to earn return outside of the traditional equity and fixed income markets. The continued low interest rate environment, which has reduced investor demand for fixed annuities and fixed income securities, is reflected in the decline in commission revenues for these two products.
Advisory Revenues

The following table summarizes the activity within our advisory assets under custody for the three months ended March 31, 2013 and 2012 (in billions):

	For the Three Months Ended March 31,
	2013	2012
Balance - Beginning of period	$122.1	$101.6
Net new advisory assets	3.0	2.5
Market impact and other	5.1	6.7
Balance - End of period	$130.2	$110.8

Net new advisory assets for the three months ended March 31, 2013 and 2012 have a limited impact on advisory fee revenue for those respective periods. Rather, net new advisory assets are a driver of future advisory fee revenue. Net new advisory assets increased $3.0 billion for the three months ended March 31, 2013 as a result of strong new business development particularly in the recruitment of Independent RIAs in the latter half of 2012 and a shift by our existing advisors toward more advisory business.

Advisory revenues increased by $30.2 million, or 12.1%, for the three months ended March 31, 2013 compared to 2012 in line with the underlying relevant asset growth. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets under management, which excludes Independent RIA advisory assets as fees charged by the advisor are not recognized and there is no corresponding payout. At December 31, 2012, advisory assets under management were $100.7 billion, an 11.5% increase over the balance at December 31, 2011, driven by strong net new asset flows and market appreciation. The continued shift of advisors to the Independent RIA platform has caused the rate of revenue growth to lag behind the rate of advisory assets under custody growth.

The following table summarizes the makeup within our advisory assets under custody as of March 31, 2013 and 2012 (in billions):

	As of March 31,
	2013	2012	% Change
Advisory assets under management	$106.1	$96.7	9.7%
Independent RIA assets in advisory accounts custodied by LPL Financial	24.1	14.1	70.9%
Total advisory assets under custody	$130.2	$110.8	17.5%

Growth of the Independent RIA assets in advisory accounts custodied by LPL Financial has outpaced the growth in advisory assets under management. This growth is consistent with the industry trend as more advisors shift their business toward the Independent RIA model.

Asset-Based Revenues
Asset-based revenues increased by $6.5 million, or 6.7%, to $103.8 million for the three months ended March 31, 2013 compared with 2012. Revenues for record-keeping services and from product sponsors, which are largely based on the underlying asset values, increased due to the impact of the higher average market indices on the value of those underlying assets and net new sales of eligible assets. The average S&P 500 index for the three months ended March 31, 2013 was 1,514, an increase of 12.2% over the average in the prior year period. Asset-based revenues also include revenues from our cash sweep programs, which decreased by $2.9 million, or 8.4%, to $31.5 million for the three months ended March 31, 2013 from $34.4 million for the three months ended March 31, 2012. The decrease resulted from a re-pricing of certain contracts and was partially offset by an increase in the average effective rate for federal funds of 4 basis points from 0.10% for the three months ended March 31, 2012 to 0.14% for the three months ended March 31, 2013 as well as an increase in assets in our cash sweep programs, which averaged $23.1 billion and $21.5 billion for the three months ended March 31, 2013 and 2012.

Transaction and Other Revenues
Transaction and other revenues increased by $14.8 million, or 19.9%, for the three months ended March 31, 2013 compared with 2012. Transaction and other revenues increased due to fee revenues of $3.6 million from the acquired Fortigent business and increased conference revenues of $2.5 million due to a shift in timing of a conference which took place in the first quarter of 2013 and had occurred in the second quarter of 2012. Transaction and other revenues also increased due to a 3.4% increase in the average number of advisors for the three months ended March 31, 2013 compared to 2012, and increases due to repricing of certain services.

Other Revenue
Other revenue decreased $0.5 million, or 3.1%, to $14.9 million for the three months ended March 31, 2013 compared to 2012. Other revenue includes unrealized gains or losses on assets held for the advisor non-qualified deferred compensation plan. Such unrealized gains were $1.0 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively. The unrealized gains on assets held for the advisor non-qualified deferred compensation plan are offset by corresponding production expenses.

Expenses

Production Expenses
The following table shows our production payout ratio for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,		Change
	2013	2012
Base payout rate	83.88%	84.25%	(0.37)%
Production based bonuses	1.70%	1.57%	0.13%
GDC sensitive payout	85.58%	85.82%	(0.24)%
Non-GDC sensitive payout	0.43%	0.57%	(0.14)%
Total Payout Ratio	86.01%	86.39%	(0.38)%
Production expenses increased by $42.8 million, or 6.8%, for the three months ended March 31, 2013 compared with 2012. This increase is correlated with our commission and advisory revenues, which increased by 7.3% during the same period. Our production payout was 86.01% for the three months ended March 31, 2013, compared to 86.39% for the prior year period. The decrease in the base payout rate is due in part to growth in our advisory platform, which on average has a lower base rate than our brokerage platform. The increase in our production based bonuses for the three months ended March 31, 2013 reflects our advisors' trend of attaining higher payout tiers earlier in the year, partially offset by pricing changes implemented in 2012. The decrease in non-GDC sensitive payout is primarily attributable to decreased advisor stock-based compensation for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.
Compensation and Benefits Expense
Compensation and benefits increased by $9.8 million, or 11.0%, for the three months ended March 31, 2013 compared with 2012. The increase was primarily due to higher staffing levels to support increased levels of advisor and client activities and our acquisition of Fortigent. Our average number of full-time employees increased 7.5% from 2,724 for the three months ended March 31, 2012 to 2,928 for the three months ended March 31, 2013.

General and Administrative Expenses
General and administrative expenses increased by $10.2 million, or 15.1%, to $77.8 million for the three months ended March 31, 2013 compared with 2012. The primary driver behind the increase were increases for conference expenses of $4.4 million related to an advisor conference that took place in the first quarter of 2013 and had previously occurred in the second quarter of 2012 and $2.1 million related to certain marketing and advertising expenses. Expenses of $1.4 million from the operations of Fortigent also contributed to the increase.
Depreciation and Amortization Expense
For the three months ended March 31, 2013, depreciation and amortization increased by $2.6 million, or 15.1%, compared to the prior year period. This increase is primarily the effect of an increase in amortization as a result of the implementation of internally developed software.

Restructuring Charges

Restructuring charges represent expenses incurred as a result of our expansion of our Service Value Commitment and our 2011 consolidation of UVEST.
Restructuring charges were $6.0 million for the three months ended March 31, 2013. These charges relate primarily to technology transformation costs, outsourcing and other related costs, employee severance obligations and other related costs and non-cash charges for impairment incurred through our expansion of our Service Value Commitment. Refer to Note 3 of our unaudited condensed consolidated financial statements for additional details regarding this matter.

Restructuring charges were $1.7 million for the three months ended March 31, 2012, which related primarily to technology costs and other expenditures incurred for the conversion and transfer of advisors and their client accounts from UVEST to LPL Financial.

Interest Expense

Interest expense represents non-operating interest expense for our senior secured credit facilities.
Interest expense decreased $3.9 million, or 24.2%, for the three months ended March 31, 2013 compared with 2012. The reduction in interest expense for 2013 is primarily due to the reduction in interest rates on our debt as a result of our refinancing in March 2012. The refinancing reduced our interest expense by $2.8 million for the three months ended March 31, 2013 compared to 2012. Additionally, the maturity of an interest rate swap agreement with a notional value of $65.0 million on June 30, 2012 reduced interest expense by $0.7 million for the three months ended March 31, 2013 compared to 2012.

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
During the three months ended March 31, 2013, we recorded income tax expense of $35.8 million, compared with $25.7 million in the prior year period. Our effective income tax rate was 39.6% and 38.4% for the three months ended March 31, 2013 and 2012, respectively. The effective income tax rate and expense were lower in the first quarter of 2012 as it benefited from the realization of incentive stock option ("ISO") deductions from the distribution of shares pursuant to the 2008 Nonqualified Deferred Compensation Plan (See Note 10) as well as a higher volume of ISO exercises.

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

A summary of changes in cash flow data is provided as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Net cash flows provided by (used in):
Operating activities	$7,282	$(28,067)
Investing activities	(16,233)	(1,770)
Financing activities	(21,278)	(2,117)
Net decrease in cash and cash equivalents	(30,229)	(31,954)
Cash and cash equivalents — beginning of period	466,261	720,772
Cash and cash equivalents — end of period	$436,032	$688,818
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.
Net cash provided by or used in operating activities includes net income adjusted for non-cash expenses such as depreciation and amortization, restructuring related charges, share-based compensation, amortization of debt issuance costs, deferred income tax provision and changes in operating assets and liabilities. Operating assets and liabilities include balances related to settlement and funding of client transactions, receivables from product sponsors and accrued commissions and advisory expenses due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and client behaviors.
Net cash provided by operating activities for the three months ended March 31, 2013 totaled $7.3 million. Net cash used in operating activities for the three months ended March 31, 2012 totaled $28.1 million. The change between periods is primarily the result of a $36.0 million decrease in excess tax benefits related to share-based compensation. For the three months ended March 31, 2013 cash flows from operating activities include a net use of funds of $54.2 million from client trading activity, which was offset by net income of $54.7 million. Cash flows from operating activities for 2013 also included a change of $39.7 million in tax receivables, partially offset by a net payment of $15.7 million in accounts payable and accrued liabilities. Net cash used in operating activities for the three months ended March 31, 2012 includes a net use of $42.3 million from client trading activity, $37.7 million of excess tax benefits related to share-based compensation and a net payment of $33.8 million in accounts payable and accrued liabilities, which were partially offset by net income of $41.2 million and a change of $36.7 million in tax receivables.
Net cash used in investing activities for the three months ended March 31, 2013 and 2012 totaled $16.2 million and $1.8 million, respectively. The net cash used in 2013 primarily consists of $13.7 million in capital expenditures and $2.5 million in purchases of securities classified as held-to-maturity. The net cash used in 2012 included $4.3 million in capital expenditures partially offset by $2.0 million in proceeds from the maturity of securities classified as held-to-maturity.
Net cash used in financing activities for the three months ended March 31, 2013 and 2012 was $21.3 million and $2.1 million, respectively. Cash flows used in financing activities in 2013 include $14.4 million of cash dividends paid, $10.7 million to pay down term loans under our senior secured credit facilities and $4.9 million for repurchases of common stock, partially offset by $7.1 million in proceeds from stock option exercises. Cash flows used in financing activities in 2012 include $1.3 billion in repayment of our previous senior secured credit facilities partially offset by $1.3 billion in proceeds from our new senior secured credit facilities. Additional financing activities in 2012 were $37.5 million used for repurchases of common stock offset by $37.7 million in cash generated from excess tax benefits arising from share-based compensation.
We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, which includes three uncommitted lines of credit available and the revolving credit facility established through our credit agreement, will be adequate to satisfy our working capital needs, the payment of all of our obligations and the funding of anticipated capital expenditures for the foreseeable future. In addition, we have certain capital requirements due to our registered broker-dealer entity and we have met all capital adequacy requirements for this entity and expect this to also continue for the foreseeable future. We regularly evaluate our existing indebtedness, including refinancing thereof, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions.
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
Under our stock repurchase plan approved August 16, 2011, we repurchased 1,149,896 shares at a weighted average price of $32.60 per share for a total of $37.5 million during the three months ended March 31, 2012. During the three months ended March 31, 2013, we repurchased 155,289 shares at a weighted average price of $31.69 per share, for a total of $4.9 million under our share repurchase plan approved on September 27, 2012. As of March 31, 2013, there was $82.0 million authorized to be repurchased under this plan.
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
Dividends
On March 30, 2012, our Board of Directors approved a special dividend of $2.00 per share to common stockholders. At March 31, 2012, we recorded a liability of $220.6 million as dividends payable in the unaudited condensed consolidated statements of financial condition based on the number of shares of common stock outstanding on that date. Stock options and warrants exercised between March 31, 2012 and the record date increased the share count; therefore, a dividend of $222.6 million was paid on May 25, 2012 to stockholders of record as of May 15, 2012.
On February 5, 2013, our Board of Directors declared a cash dividend of $0.135 per share to common stockholders. The dividend of $14.4 million was paid on March 4, 2013 to all stockholders of record on February 18, 2013.
On April 24, 2013, our Board of Directors declared a cash dividend of $0.135 per share to common stockholders to be paid on May 20, 2013 to all stockholders of record on May 6, 2013.
Regulatory
In July 2012, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (the “Notice”) asserting we are subject to a penalty with respect to an alleged untimely deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with our initial public offering in 2010. In 2012, we recorded an estimate of probable loss within accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. During the three months ended March 31, 2013 the IRS issued a Summary of Employment Tax Examination (the "Summary") and we remitted payment which approximated amounts previously accrued in accordance with the Summary. We are awaiting final consent of resolution from the IRS. We believe the outcome of this matter will not have a material impact beyond the amounts recorded to our unaudited condensed consolidated statements of income, financial condition or cash flows.
We have been engaged in discussions with our principal regulator regarding a matter related to email surveillance and production, and we expect this matter to be resolved in the near term. As a result of these discussions, we have recorded an estimate of a probable loss within professional services and accounts payable and accrued liabilities in our unaudited condensed consolidated statements of income and financial condition, respectively, for the three months ended March 31, 2013. We believe the outcomes of these matters will not have a material impact beyond the amounts recorded in our unaudited condensed consolidated statements of income, financial condition or cash flows.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain at clearing organizations to support these clients’ trading activities. We have several sources of funds to enable us to meet increased working capital requirements related to increased client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When a client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to re-pledge, loan or sell securities which collateralize those margin accounts. As of March 31, 2013, we had received collateral in connection primarily with client margin loans with a fair value of approximately $363.4 million, which can be re-pledged, loaned or sold. Of this amount, approximately $23.8 million has been pledged to the Options Clearing Corporation ("OCC") as collateral to secure certain client obligations related to options positions, and approximately $14.4 million was loaned to the National Securities Clearing Corporation through participation in the Stock Borrow Program. Additionally, approximately $127.6 million are held at banks in connection with uncommitted lines of credit, which were unutilized at March 31, 2013; these securities may be used as collateral for loans from these banks. The remainder of $197.6 million has not been re-pledged, loaned or sold. There are no restrictions that materially limit our ability to re-pledge, loan or sell the remaining $325.2 million of client collateral.
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
LPL Financial is also subject to the National Futures Association's ("NFA") financial requirements and is required to maintain net capital that is in excess of or equal to the greatest of NFA's minimum financial requirements. Currently the highest NFA requirement is the minimum net capital calculated pursuant to the SEC's Uniform Net Capital Rule.
In addition to the minimum net capital requirements, the SEC and FINRA have established "early warning" capital requirements for broker-dealers that, when exceeded, limit certain activities of the broker-dealer. Early warning requirements provide advance warning that a firm's net capital is dropping toward its minimum requirement, allowing time for initiation of corrective action. For LPL Financial, an early warning level is reached if its ratio of aggregate customer debit balances falls below 5.0% of net capital. At March 31, 2013, LPL Financial's net capital was $134.1 million and its early warning requirement was $16.2 million. LPL Financial typically maintains net capital in excess of the early warning level to maintain its ability to grow its business, demonstrate the stability of its operations and provide a safeguard in the event of sustained levels of market volatility, as experienced by the securities industry in 2008. At March 31, 2013, LPL Financial's excess net capital was $127.6 million.
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
Pursuant to the Credit Agreement, the Company established a revolving credit facility with a borrowing capacity of $250.0 million ("Revolving Credit Facility"). The Revolving Credit Facility will mature on March 29, 2017. As of March 31, 2013, the Revolving Credit Facility was being used to support the issuance of $21.3 million of irrevocable letters of credit for the construction of our future San Diego office building and other items. The remaining $228.7 million was undrawn at March 31, 2013.
In addition, we maintain three uncommitted lines of credit. Two of the lines have unspecified limits, and are primarily dependent on our ability to provide sufficient collateral. The other line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. The lines were utilized in 2013 and 2012; however, there were no balances outstanding at March 31, 2013 or December 31, 2012.
We also were party to an interest rate swap agreement, in a notional amount of $65.0 million, to mitigate interest rate risk by hedging the variability of a portion of our floating-rate senior secured term loan. This agreement expired on June 30, 2012. While our term loan is unhedged as of March 31, 2013, the risk of variability on our floating interest rate is partially mitigated by the client margin loans, which carry floating interest rates, as well as fees received from the cash sweep programs. At March 31, 2013, our receivables from our advisors’ clients for margin loan activity were approximately $259.6 million, and the balance of deposits in the cash sweep programs was $23.1 billion.

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
In addition to paying interest on outstanding principal under the Credit Agreement, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee rate at March 31, 2013 was 0.50% for our Revolving Credit Facility, but is subject to change depending on our leverage ratio. Prior to the closing of the Credit Agreement on March 29, 2012, the commitment fee was 0.75% on our previous revolving credit facility. We must also pay customary letter of credit fees.
Prepayments
The Credit Agreement (other than the Revolving Credit Facility) requires us to prepay outstanding amounts under our senior secured term loan facility subject to certain exceptions, with:

•
50% (percentage will be reduced to 0% if our total leverage ratio is 3.00 to 1.00 or less) of our annual excess cash flow (as defined in the Credit Agreement) adjusted for, among other things, changes in our net working capital (as of March 31, 2013 our total leverage ratio was 2.29);

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
Amortization
Quarterly repayments of the principal for Term Loan A will total 5.0% for the twelve months ended March 31, 2013 and 2014 and 10.0% for the twelve months ended March 31, 2015, 2016 and 2017, with the remaining principal due upon maturity. Quarterly repayments of the principal for Term Loan B will total 1.0% per year with the remaining principal due upon maturity. Any outstanding principal under the Revolving Credit Facility will be due upon maturity.
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
Our Credit Agreement prohibits us from paying dividends and distributions or repurchasing our capital stock except for limited purposes, including, but not limited to payments in connection with: (i) redemption, repurchase, retirement or other acquisition of our equity interests from present or former officers, managers, consultants, employees and directors upon the death, disability, retirement, or termination of employment of any such person or otherwise in accordance with any stock option or stock appreciation rights plan, any management or employee stock ownership plan, stock subscription plan, employment termination agreement or any employment agreements or stockholders’ agreement, in an aggregate amount not to exceed $10.0 million in any fiscal year plus the amount of cash proceeds from certain equity issuances to such persons, and the amount of certain key-man life insurance proceeds, (ii) franchise taxes, general corporate and operating expenses not to exceed $3.0 million in any fiscal year, and fees and expenses related to any unsuccessful equity or debt offering permitted by the Credit Agreement, (iii) tax liabilities to the extent attributable to our business and our subsidiaries and (iv) dividends and other distributions in an aggregate amount not to exceed the sum of (a) the greater of (i) $250,000,000 and (ii) 6.75% of our consolidated total assets, (b) the available amount (as defined in the Credit Agreement) and (c) the available equity amount (as defined in the Credit Agreement). Notwithstanding the foregoing, we may make unlimited dividends and distributions provided that after giving pro forma effect thereto, our total leverage ratio does not exceed 2.0. As of March 31, 2013, we have the ability to make dividends and distributions or repurchase our capital stock totaling $212.3 million, subject to Board approval.
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

As of March 31, 2013 and December 31, 2012 we were in compliance with all of our covenant requirements. Our covenant requirements and actual ratios as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
Financial Ratio	Covenant Requirement	Actual Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	4.00	2.29	4.00	2.38
Interest Coverage (Minimum)	3.00	9.97	3.00	9.03

Set forth below is a reconciliation from EBITDA, Adjusted EBITDA and Credit Agreement Adjusted EBITDA to our net income for the trailing twelve months ended March 31, 2013 and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012
Net income	$165,456	$151,918
Interest expense	50,954	54,826
Income tax expense	108,823	98,673
Amortization of purchased intangible assets(1)	39,486	39,542
Depreciation and amortization of fixed assets	34,909	32,254
EBITDA	399,628	377,213
EBITDA Adjustments:
Employee share-based compensation expense(2)	17,346	17,544
Acquisition and integration related expenses(3)	19,060	20,474
Restructuring and conversion costs(4)	10,399	6,146
Debt extinguishment costs(5)	109	16,652
Equity issuance and related offering costs(6)	4,486	4,486
Other(7)	14,419	11,967
Total EBITDA Adjustments	65,819	77,269
Adjusted EBITDA	465,447	454,482
Advisor and financial institution share-based compensation expense(8)	3,310	3,807
Other(9)	5,052	4,190
Credit Agreement Adjusted EBITDA	$473,809	$462,479
____________

(1)	Represents amortization of intangible assets as a result of our purchase accounting adjustments from our merger transaction in 2005 and various acquisitions.

(2)
Represents share-based compensation expense for equity awards granted to employees, officers and directors. Such awards are measured based on the grant date fair value and share-based compensation is recognized over the requisite service period of the individual grants, which generally equals the vesting period.

(3)
Represents acquisition and integration costs resulting from various acquisitions, including changes in the estimated fair value of future payments, or contingent consideration, required to be made to former shareholders of certain acquired entities. Approximately $9.8 million and $11.4 million were recognized as charges against earnings due to net increases in estimated fair value of contingent consideration during the trailing twelve months ended March 31, 2013 and December 31, 2012, respectively.

(4)
Represents organizational restructuring charges, conversion and other related costs incurred resulting from the expansion of our Service Value Commitment, the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities. As of March 31, 2013, we have recognized approximately 8% of costs related to the expansion of the Service Value Commitment, which is expected to be completed in 2015. As of March 31, 2013, approximately 90% and 99% of costs related to the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities, respectively, have been recognized. The remaining costs for the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities largely consist of the amortization of transition payments that have been made in connection with these two conversions for the retention of advisors and financial institutions that are expected to be recognized into earnings by December 2014.

(5)
Represents expenses incurred resulting from the early extinguishment and repayment of amounts outstanding under our Original Credit Agreement for the trailing twelve months ended December 31, 2012, including the write-off of $16.5 million of unamortized debt issuance costs that have no future economic benefit, as well as various other charges incurred in connection with the establishment of the new Credit Agreement.

(6)
Represents equity issuance and offering costs incurred in the twelve months ended March 31, 2013 and December 31, 2012, related to the closing of the secondary offering in the second quarter of 2012. In addition, results for the twelve months ended March 31, 2013 and December 31, 2012 include a $3.9 million charge for the late deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with the 2010 initial public offering (See Note 9 in the unaudited condensed consolidated financial statements).

(7)
Generally, represents certain excise and other taxes. Results for the twelve months ended March 31, 2013 and December 31, 2012 include approximately $7.0 million, respectively, for consulting services and technology development aimed at enhancing our performance in support of our advisors while operating at a lower cost under the Program. In addition, results for the twelve months ended March 31, 2013 and December 31, 2012, include asset impairment charges of $4.8 million and $4.0 million, respectively, for certain fixed assets related to internally developed software that were determined to have no estimated fair value. Results for the twelve months ended March 31, 2013 include $2.7 million of severance and termination benefits related to a change in management structure that have been excluded from the presentation of Adjusted EBITDA.

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

Off-Balance Sheet Arrangements
We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Notes 9 and 14 of our unaudited condensed consolidated financial statements.

Contractual Obligations

The following table provides information with respect to our commitments and obligations as of March 31, 2013 (in thousands):

	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Leases and other obligations(1)	$382,137	$29,510	$63,455	$49,541	$239,631
Senior secured term loan facilities(2)	1,307,100	42,900	159,300	526,800	578,100
Commitment fee on revolving line of credit(3)	3,528	918	1,741	869	—
Variable interest payments(4):
Term Loan A	64,775	18,760	32,774	13,241	—
Term Loan B	145,752	26,628	48,514	47,450	23,160
Total contractual cash obligations	$1,903,292	$118,716	$305,784	$637,901	$840,891

____________

(1)
Minimum payments for applicable leases have not been reduced by minimum sublease rental income of $4.7 million due in the future under noncancelable subleases. Note 9 of our unaudited condensed consolidated financial statements provides further detail on operating lease obligations and obligations under noncancelable service contracts.

(2)	Represents principal payments under our Credit Agreement. See Note 8 of our unaudited condensed consolidated financial statements for further detail.

(3)	Represents commitment fees for unused borrowings on our Revolving Credit Facility. See Note 8 of our unaudited condensed consolidated financial statements for further detail.

(4)
Our senior secured term loan facilities bear interest at floating rates. Variable interest payments are shown assuming the applicable LIBOR rates at March 31, 2013 remain unchanged. See Note 8 of our unaudited condensed consolidated financial statements for further detail.

Our acquisitions of NRP, Concord and Veritat involve the potential payment of contingent consideration dependent upon the achievement of certain revenue, gross-margin and assets under management milestones. The table above does not reflect any such obligations, as the amounts are uncertain. See Note 4 of our unaudited condensed consolidated financial statements for further discussion of the amount of future contingent consideration we could be required to pay in connection with these acquisitions.
As of March 31, 2013, we have a liability for unrecognized tax benefits of $20.6 million, which we have netted against income taxes receivable in the unaudited condensed consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

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

At March 31, 2013, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

Critical Accounting Policies and Estimates
We have disclosed in our unaudited condensed consolidated financial statements and in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2012 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.

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

Our activities to facilitate client transactions generally involve mutual fund activities, including dividend reinvestments. The balances are based upon pending client activities which are monitored by our broker dealer support services department. Because these positions arise from pending client transactions, there are no specific trading or position limits. Positions held to meet clearing deposit requirements consist of U.S. government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlement area within our broker dealer support services department. Our research department develops model portfolios that are used by advisors in developing client portfolios. We currently maintain approximately 180 accounts based on model portfolios. At the time the portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum for a client. Account minimums vary by product and can range from $10,000 to $250,000 per model. We utilize these positions to track the performance of the research department. The limits on this activity are based at the inception of each new model.

At March 31, 2013, the fair value of our trading securities owned were $7.5 million. Securities sold, but not yet purchased were $0.2 million at March 31, 2013. See Note 4 of our unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned and securities sold, but not yet purchased associated with our client facilitation activities. See Note 5 of our unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.

We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.

We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trail commissions are paid and assets eligible for sponsor payments.

Interest Rate Risk

We are exposed to risk associated with changes in interest rates. As of March 31, 2013, all of the outstanding debt under our Credit Agreement, $1.3 billion, was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at March 31, 2013 (in thousands):

	Outstanding at	Annual Impact of an Interest Rate Increase of
	Variable Interest	10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans	Rates	Points	Points	Points	Points
Term Loan A(1)	$698,250	$684	$1,711	$3,422	$6,845
Term Loan B(2)	608,850	—	—	—	1,235
Variable Rate Debt Outstanding	$1,307,100	$684	$1,711	$3,422	$8,080
_______________________

(1)	The variable interest rate for our Term Loan A is based on the one-month LIBOR of 0.20%, plus the applicable interest rate margin of 2.50%.

(2)	The variable interest rate for our Term Loan B is based on the greater of the one-month LIBOR of 0.20% or 1.00%, plus the applicable interest rate margin of 3.00%.
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

The average Federal Reserve effective federal funds rate ("FFER") for March 2013 was 0.14%. The following table reflects the approximate annual impact to asset-based revenues on our insured cash programs (assuming that client balances at March 31, 2013 remain unchanged) of an upward or downward change in short-term interest rates of one basis point (dollars in thousands):

Federal Reserve Effective Federal Funds Rate	Annualized Increase or Decrease in Asset-Based Revenues per One Basis Point Change
0.00% - 0.25%	$1,600
0.26% - 1.25%	800
1.26% - 2.25%	600
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

As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our loss on margin accounts is immaterial and did not exceed $0.1 million during the three months ended March 31, 2013 and 2012. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

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

Operational Risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. We operate in diverse markets and are reliant on the ability of our employees and systems, as well as third-party service providers and their systems, to process a large number of transactions effectively. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and in light of increasing reliance on third party service providers. In the event of a breakdown or improper operation of systems or improper action by employees, advisors or third party service providers, we could suffer financial loss, data loss, regulatory sanctions and damage to our reputation. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits.

Risk Management

We have established various committees of the Board of Directors to manage the risks associated with our business. Our Audit Committee is responsible for, among other things, appointing, overseeing and replacing, if necessary, the independent auditor and assisting the Board in overseeing:
•the integrity of our financial statements;
•the integrity of our accounting and financial reporting processes;
•our compliance with legal and regulatory requirements;
•the independent auditor's qualifications and independence; and
•the performance of our independent auditor and internal audit function.
In addition, the Audit Committee prepares the Audit Committee report required by the SEC to be included in our annual report on Form 10-K or our proxy statement.
Our Compensation and Human Resources Committee was established for the primary purpose of:

•	overseeing our efforts to attract, retain and motivate members of our senior management team in partnership with the Chief Executive Officer;

•
carrying out the Board’s overall responsibility relating to the determination of compensation for all executive officers to achieve the proper risk-reward balance and not encourage unnecessary or excessive risk-taking;

•	overseeing all other aspects of our compensation and human resource policies; and

•	overseeing our management resources, succession planning and management development activities.
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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Information regarding the Company’s risks is set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases on a monthly basis during the first quarter of 2013:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
January 1, 2013 through January 31, 2013	—	$—	—	$86,901,384
February 1, 2013 through February 28, 2013	79,300	$32.53	79,300	$84,323,225
March 1, 2013 through March 31, 2013	75,989	$30.81	75,989	$81,983,490
January 1, 2013 through March 31, 2013	155,289	$31.69	155,289	$81,983,490
____________________

(1)	See Note 10 of the unaudited condensed consolidated financial statements for additional information.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

3.1
Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the registration statement on Form S-1 (File Number 333-167325) on July 9, 2010, and incorporated herein by reference)

3.2	Certificate of Ownership and Merger (previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File Number 001-34963) on June 19, 2012, and incorporated herein by reference)
3.3	Third Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Current Report on Form 8-K/A (File Number 001-34963) on August 8, 2012 and incorporated herein by reference)
10.1	Revised Confidential Separation Agreement and General Release between William E. Dwyers, III and LPL Financial LLC, dated March 14, 2013 (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	April 25, 2013	By:	/s/ MARK S. CASADY
Mark S. Casady
Chairman and Chief Executive Officer

Date:	April 25, 2013	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
Chief Financial Officer