Form 10-Q
period 2013-06-30
LPL Financial Holdings Inc.
filed 2013-07-31
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 17, 2013 was 105,018,375.

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

When we use the terms “LPLFH” “we” “us” “our” the “firm” and the "Company," we mean LPL Financial Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company's future financial and operating results, growth, business strategy, plans, liquidity, ability and plans to repurchase shares and pay dividends in the future, including statements regarding projected costs, projected savings, projected expenses and anticipated improvements to the Company's operating model, services, and technology as a result of the Service Value Commitment, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements.  These forward-looking statements are based on the Company's historical performance and its plans, estimates and expectations as of July 31, 2013. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions or expectations expressed or implied by the Company will be achieved.  Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements.  Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of assets under custody; effects of competition in the financial services industry; changes in the number of the Company's financial advisors and institutions, and their ability to market effectively financial products and services; changes in interest rates and fees payable by banks participating in the Company's cash sweep program, including the Company's success in negotiating agreements with current or additional counterparties; the Company's success in integrating the operations of acquired businesses; execution of the Company's plans related to the Service Value Commitment, including the Company's ability to successfully transform and transition business processes to third party service providers; the Company's success in negotiating and developing commercial arrangements with third party service providers that will enable the Company to realize the service improvements and efficiencies expected to result from the Service Value Commitment; the performance of third party service providers to which business processes are transitioned from the Company; the Company's ability to control operating risks, information technology systems risks and sourcing risks; the effect of current, pending and future legislation, regulation and regulatory actions, including disciplinary actions imposed by self-regulatory organizations; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company's 2012 Annual Report on Form 10-K. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report, even if its estimates change, and you should not rely on statements contained herein as representing the Company's views as of any date subsequent to the date of this quarterly report.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
Commission	$508,399	$447,243	$993,971	$910,896
Advisory	298,094	268,192	579,320	519,173
Asset-based	107,505	102,784	211,271	200,025
Transaction and other	88,631	78,894	178,009	153,466
Interest income, net of interest expense	4,426	4,800	8,834	9,510
Other	11,865	5,930	22,311	16,546
Total net revenues	1,018,920	907,843	1,993,716	1,809,616
EXPENSES:
Commission and advisory	701,687	620,582	1,361,240	1,237,974
Compensation and benefits	98,227	93,034	197,007	182,046
Promotional	24,804	26,122	48,469	42,953
Depreciation and amortization	20,245	17,412	40,019	34,587
Occupancy and equipment	16,283	14,007	33,081	28,504
Professional services	14,123	18,199	28,633	31,320
Brokerage, clearing and exchange	11,428	9,554	21,598	19,069
Communications and data processing	10,892	9,797	20,384	18,696
Regulatory fees and other	7,686	6,891	15,105	14,437
Restructuring charges	7,332	2,057	13,369	3,751
Other	10,682	9,441	16,569	16,113
Total operating expenses	923,389	827,096	1,795,474	1,629,450
Non-operating interest expense	12,667	13,439	24,827	29,471
Loss on extinguishment of debt	7,962	—	7,962	16,524
Total expenses	944,018	840,535	1,828,263	1,675,445
INCOME BEFORE PROVISION FOR INCOME TAXES	74,902	67,308	165,453	134,171
PROVISION FOR INCOME TAXES	29,811	27,806	65,645	53,490
NET INCOME	$45,091	$39,502	$99,808	$80,681
EARNINGS PER SHARE (Note 11):
Basic	$0.42	$0.36	$0.94	$0.73
Diluted	$0.42	$0.35	$0.93	$0.72
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET INCOME	$45,091	$39,502	$99,808	$80,681
Other comprehensive income, net of tax:
Adjustment for items reclassified to earnings, net of tax expense of $273 and $527 for the three and six months ended June 30, 2012, respectively	—	441	—	850
Total other comprehensive income, net of tax	—	441	—	850
TOTAL COMPREHENSIVE INCOME	$45,091	$39,943	$99,808	$81,531

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except par value)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$584,871	$466,261
Cash and securities segregated under federal and other regulations	440,118	577,433
Receivables from:
Clients, net of allowance of $521 at June 30, 2013 and $587 at December 31, 2012	306,164	369,814
Product sponsors, broker-dealers and clearing organizations	170,061	152,950
Others, net of allowance of $5,979 at June 30, 2013 and $6,675 at December 31, 2012	248,143	241,324
Securities owned:
Trading — at fair value	9,049	8,088
Held-to-maturity	8,669	10,202
Securities borrowed	7,556	9,448
Income taxes receivable	—	5,215
Fixed assets, net of accumulated depreciation and amortization of $281,832 at June 30, 2013 and $324,684 at December 31, 2012	138,881	130,847
Debt issuance costs, net of accumulated amortization of $5,604 at June 30, 2013 and $4,903 at December 31, 2012	18,427	21,254
Goodwill	1,371,523	1,371,523
Intangible assets, net of accumulated amortization of $246,823 at June 30, 2013 and $237,681 at December 31, 2012	483,984	503,528
Other assets	136,188	120,637
Total assets	$3,923,634	$3,988,524
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$155,513	$203,132
Payables to clients	487,798	749,505
Payables to broker-dealers and clearing organizations	23,384	53,031
Accrued commission and advisory expenses payable	130,395	128,459
Accounts payable and accrued liabilities	224,211	216,138
Income taxes payable	2,928	—
Unearned revenue	65,500	61,808
Securities sold, but not yet purchased — at fair value	232	366
Senior secured credit facilities	1,540,515	1,317,825
Deferred income taxes — net	106,658	118,240
Total liabilities	2,737,134	2,848,504
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 116,513,596 shares issued at June 30, 2013 and 115,713,741 shares issued at December 31, 2012	116	116
Additional paid-in capital	1,260,977	1,228,075
Treasury stock, at cost — 10,994,785 shares at June 30, 2013 and 9,421,800 shares at December 31, 2012	(345,388)	(287,998)
Retained earnings	270,795	199,827
Total stockholders’ equity	1,186,500	1,140,020
Total liabilities and stockholders’ equity	$3,923,634	$3,988,524
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Amounts in thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2011	110,532	$110	$1,137,723	2,618	$(89,037)	$(850)	$296,802	$1,344,748
Net income and other comprehensive income, net of tax expense						850	80,681	81,531
Issuance of common stock to settle restricted stock units	2,823	3	(3)					—
Treasury stock purchases				1,705	(55,894)			(55,894)
Cash dividends on common stock							(222,557)	(222,557)
Stock option exercises and other	1,952	2	11,097					11,099
Share-based compensation	22		12,072					12,072
Excess tax benefits from share-based compensation			48,404					48,404
BALANCE — June 30, 2012	115,329	$115	$1,209,293	4,323	$(144,931)	$—	$154,926	$1,219,403

BALANCE — December 31, 2012	115,714	$116	$1,228,075	9,422	$(287,998)	$—	$199,827	$1,140,020
Net income and other comprehensive income, net of tax expense							99,808	99,808
Treasury stock purchases				1,584	(57,770)			(57,770)
Cash dividends on common stock							(28,763)	(28,763)
Stock option exercises and other	800		17,996	(11)	380		(77)	18,299
Share-based compensation			12,693					12,693
Excess tax benefits from share-based compensation			2,213					2,213
BALANCE — June 30, 2013	116,514	$116	$1,260,977	10,995	$(345,388)	$—	$270,795	$1,186,500
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$99,808	$80,681
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Noncash items:
Depreciation and amortization	40,019	34,587
Amortization of debt issuance costs	2,219	2,349
Share-based compensation	12,693	12,072
Excess tax benefits related to share-based compensation	(2,213)	(48,404)
Provision for bad debts	575	488
Deferred income tax provision	(11,582)	(6,241)
Loss on extinguishment of debt	7,962	16,524
Net changes in estimated fair value of contingent consideration obligations	1,203	709
Other	1,252	1,519
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	137,315	60,968
Receivables from clients	63,716	8,405
Receivables from product sponsors, broker-dealers and clearing organizations	(17,111)	11,844
Receivables from others	(8,127)	(10,806)
Securities owned	(1,089)	(574)
Securities borrowed	1,892	(2,238)
Other assets	(12,101)	(41,215)
Drafts payable	(47,619)	(37,645)
Payables to clients	(261,707)	(51,859)
Payables to broker-dealers and clearing organizations	(29,647)	898
Accrued commission and advisory expenses payable	1,936	(11,747)
Accounts payable and accrued liabilities	2,348	(3,874)
Income taxes receivable/payable	10,356	40,592
Unearned revenue	3,692	(759)
Securities sold, but not yet purchased	(134)	(161)
Net cash (used in) provided by operating activities	$(4,344)	$56,113

Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(32,161)	$(18,793)
Purchase of securities classified as held-to-maturity	(2,495)	(2,015)
Proceeds from maturity of securities classified as held-to-maturity	4,000	3,000
Deposits of restricted cash	(1,500)	(9,964)
Release of restricted cash	—	6,800
Acquisitions, net of cash acquired	—	(38,766)
Purchases of minority interest investments	(1,000)	—
Net cash used in investing activities	(33,156)	(59,738)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured credit facilities	(861,160)	(1,343,393)
Proceeds from senior secured credit facilities	1,078,957	1,330,681
Payment of debt issuance costs	(2,461)	(4,431)
Repurchase of common stock	(50,975)	(55,894)
Dividends on common stock	(28,763)	(222,557)
Excess tax benefits related to share-based compensation	2,213	48,404
Proceeds from stock option exercises and other	18,299	11,099
Net cash provided by (used in) financing activities	156,110	(236,091)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	118,610	(239,716)
CASH AND CASH EQUIVALENTS — Beginning of period	466,261	720,772
CASH AND CASH EQUIVALENTS — End of period	$584,871	$481,056
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$24,779	$29,570
Income taxes paid	$66,466	$17,765
NONCASH DISCLOSURES:
Fixed assets acquired under build-to-suit lease	$—	$5,599
Gain on interest rate swaps, net of tax expense	$—	$850
Discount on proceeds from senior secured credit facilities recorded as debt issuance costs	$4,893	$19,319
Pending settlement of treasury stock purchases	$6,795	$—
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
Use of Estimates — The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to revenue and related expense recognition, asset impairment, valuation of accounts receivable, valuation of financial instruments, contingent consideration obligations, contingencies and litigation, valuation and recognition of share-based payments, dividends and income taxes. These accounting policies are stated in the notes to the audited consolidated financial statements for the year ended December 31, 2012, contained in the Annual Report on Form 10-K as filed with the SEC. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions and the differences may be material to the unaudited condensed consolidated financial statements.
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
Fair Value of Financial Instruments — The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

indebtedness. The Company carries its indebtedness at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments would qualify as Level 2 fair value measurements. See Note 4 for additional detail regarding the Company’s fair value measurements. As of June 30, 2013, the carrying amount and fair value of the Company’s indebtedness was approximately $1,540.5 million and $1,534.2 million, respectively. As of December 31, 2012, the carrying amount and fair value was approximately $1,317.8 million and $1,320.4 million, respectively.
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
Recently Issued Accounting Pronouncements — There were no recently issued accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013, as compared to the recent accounting pronouncements described in the Company's 2012 Annual Report on Form 10-K, that are of significance, or potential significance, to the Company.

3.    Restructuring
Service Value Commitment
On February 5, 2013, the Company committed to an expansion of its Service Value Commitment, an ongoing effort to position the Company for sustainable long-term growth by improving the service experience of its advisors and delivering efficiencies in its operating model. The Company has assessed its information technology delivery, governance, organization and strategy and committed to undertake a course of action (the “Program”) to reposition its labor force and invest in technology, human capital, marketing and other key areas to enable future growth. The Program is expected to be completed in 2015.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the balance of accrued expenses and the changes in the accrued amounts for the Program as of and for the six months ended June 30, 2013 (in thousands):

	Accrued Balance at December 31, 2012	Costs Incurred(1)	Payments	Non-cash	Accrued Balance at June 30, 2013	Total Expected Restructuring Costs(2)
Outsourcing and other related costs	$—	$6,495	$(5,786)	$—	$709	$26,000
Technology transformation costs	—	3,200	(2,946)	—	254	23,000
Employee severance obligations and other related costs	—	1,555	(787)	—	768	15,000
Asset impairments (Note 4)	—	842	—	(842)	—	1,000
Total	$—	$12,092	$(9,519)	$(842)	$1,731	$65,000
________________________________

(1)	At June 30, 2013, costs incurred represent the total cumulative costs incurred under the Program to date.

(2)
At June 30, 2013, total expected restructuring costs exclude approximately $25.0 million of internally developed software and computer and networking equipment related to the Program that is expected to be capitalized with a useful life ranging from three to seven years, and with expense being recorded as depreciation and amortization within the unaudited condensed consolidated statements of income. As of June 30, 2013, approximately $11.4 million has been spent on technology infrastructure of which approximately $8.2 million has been capitalized, with the remainder included in costs incurred.

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

There have been no transfers of assets or liabilities between fair value measurement classifications during the six months ended June 30, 2013.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At June 30, 2013, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At June 30, 2013, the Company did not adjust prices received from the independent third-party pricing services.
Other Assets — The Company’s other assets include deferred compensation plan assets that are invested in money market and other mutual funds which are actively traded and valued based on quoted market prices, and certain non-traded real estate investment trusts with quoted prices for identical or similar securities and other inputs that are observable or can be corroborated by observable market data.
Contingent Consideration Liabilities — The contingent consideration liabilities, which are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition, result from the Company's acquisitions of National Retirement Partners, Inc. ("NRP"), Concord Capital Partners ("Concord") and Veritat Advisors, Inc. ("Veritat").
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
At June 30, 2013:
Assets
Cash equivalents	$333,495	$—	$—	$333,495
Securities owned — trading:
Money market funds	409	—	—	409
Mutual funds	6,229	—	—	6,229
Equity securities	118	—	—	118
Debt securities	—	787	—	787
U.S. treasury obligations	1,506	—	—	1,506
Total securities owned — trading	8,262	787	—	9,049
Other assets	39,398	1,091	—	40,489
Total assets at fair value	$381,155	$1,878	$—	$383,033
Liabilities
Securities sold, but not yet purchased:
Mutual funds	$9	$—	$—	$9
Equity securities	130	—	—	130
Debt securities	—	48	—	48
Certificates of deposit	—	45	—	45
Total securities sold, but not yet purchased	139	93	—	232
Contingent consideration obligations	—	—	37,090	37,090
Total liabilities at fair value	$139	$93	$37,090	$37,322
Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, for example, when evidence of impairment exists. During the six months ended June 30, 2013, the Company recorded an asset impairment charge of $0.8 million for certain fixed assets related to internally developed software that were determined to have no estimated fair value (See Note 3). The Company has determined that the impairment qualifies as a non-recurring Level 3 measurement under the fair value hierarchy.

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
Changes in Level 3 Recurring Fair Value Measurements
The table below provides information on the valuation technique, significant unobservable inputs and the ranges utilized by the Company in measuring fair value on a recurring basis of the significant Level 3 liabilities as of June 30, 2013 (dollars in millions):

	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration obligations	$37.1	Probability weighted discounted cash flow	Discount rate	3% - 13%
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
The contingent consideration obligation related to the acquisition of NRP is based on the achievement of certain revenue-based targets for the year ending December 31, 2013 (the "Performance Measurement Period"), in aggregate for those advisors joining LPL Financial LLC ("LPL Financial") subsequent to the NRP acquisition for whom retirement plans comprise a significant part of their business. During the first six months of 2013, as a result of greater than expected recruitment of new advisors who serve retirement plans, which is expected to continue throughout the Performance Measurement Period, the Company revised its revenue estimates and made certain changes in the probability assumptions with respect to the likelihood of achieving the revenue targets. These revisions, combined with implied interest, resulted in a $4.7 million increase in the fair value of the contingent consideration obligation related to NRP during the six months ended June 30, 2013 which is recorded in other expenses in the unaudited condensed consolidated statements of income.
The contingent consideration obligation related to the acquisition of Concord is based on the achievement of targeted levels of gross margin attributed to Concord for the year ending December 31, 2013. Gross margin is calculated as net revenues less production expenses and accordingly, the Company considers gross margin to be a non-GAAP measure. Net revenue includes revenues attributed to Concord's business activities and assets under administration on Concord's software platform. Production expenses include all expenses directly incurred to generate net revenues, including commission and advisory expense and brokerage, clearing and exchange expense. During the first quarter of 2013, the Company revised its estimates of the amount and timing of projected 2013 gross margin and adjusted its assumptions regarding the likelihood of payment. The revisions resulted in a $3.8 million decrease in the fair value of the contingent consideration obligation related to Concord during the six months ended June 30, 2013 which is recorded in other expenses in the unaudited condensed consolidated statements of income. The maximum amount of contingent consideration is $15.0 million.
The contingent consideration obligation related to the acquisition of Veritat is based on the achievement of targeted levels of assets under management and earnings, as well as, the retention of key employees. The majority of the contingent consideration is based on a sliding scale of the financial targets of assets under management and earnings. Financial forecasts are used by management that include assumptions about growth in assets under management, earnings, employee retention and discount rates in order to assist with determining the progress toward these targets. The financial targets are sensitive to advisor recruitment, market fluctuations and the ability of advisors to grow their business. The Company maintained its original estimate for the contingent consideration obligation related to Veritat and therefore recorded implied interest of $0.3 million in other expenses in the unaudited condensed consolidated statements of income during the six months ended June 30, 2013.
Set forth below is a reconciliation of the contingent consideration for the six months ended June 30, 2013 (in thousands):

Fair value at December 31, 2012	$35,887
Net changes in estimated fair value of contingent consideration obligations	1,203
Fair value at June 30, 2013	$37,090

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost, gross unrealized loss or gain and fair value of securities held-to-maturity were as follows (in thousands):

	Amortized Cost	Gross Unrealized (Loss) Gain	Fair Value
At June 30, 2013:
U.S. government notes	$8,669	$(41)	$8,628

At December 31, 2012:
U.S. government notes	$10,202	$6	$10,208

At June 30, 2013, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$5,424	$2,745	$500	$8,669
U.S. government notes — at fair value	$5,425	$2,722	$481	$8,628

6.    Intangible Assets

The components of intangible assets as of June 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	Weighted Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
At June 30, 2013:
Definite-lived intangible assets:
Advisor and financial institution relationships	12.3	$439,762	$(159,263)	$280,499
Product sponsor relationships	12.5	230,916	(82,490)	148,426
Client relationships	10.6	19,110	(4,930)	14,180
Trade names	8.8	1,200	(140)	1,060
Total definite-lived intangible assets		$690,988	$(246,823)	$444,165
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$483,984

At December 31, 2012:
Definite-lived intangible assets:
Advisor and financial institution relationships	12.8	$450,164	$(157,470)	$292,694
Product sponsor relationships	13.0	230,916	(76,230)	154,686
Client relationships	11.1	19,110	(3,901)	15,209
Trade names	9.3	1,200	(80)	1,120
Total definite-lived intangible assets		$701,390	$(237,681)	$463,709
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$503,528

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Total amortization expense of intangible assets was $9.8 million and $10.0 million for the three months ended June 30, 2013 and 2012, respectively, and $19.5 million and $19.8 million for the six months ended June 30, 2013 and 2012, respectively. Amortization expense for each of the fiscal years ending December 31, 2013 through 2017 and thereafter is estimated as follows (in thousands):

2013 — remainder	$19,462
2014	38,680
2015	37,775
2016	37,619
2017	36,752
Thereafter	273,877
Total	$444,165

7.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 35.0%, primarily as a result of state taxes, settlement contingencies and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 39.8% and 41.3% for the three months ended June 30, 2013 and 2012, respectively, and 39.7% and 39.9% for the six months ended June 30, 2013 and 2012, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

8.    Indebtedness

Senior Secured Credit Facilities — On May 13, 2013, the Company entered into the First Amendment and Incremental Assumption Agreement (“Amended Credit Agreement”) with its wholly owned subsidiary, LPL Holdings, Inc., the other Credit Parties signatory thereto, the Several Lenders parties thereto, Bank of America, N.A. as Administrative Agent, and other parties thereto. The Amended Credit Agreement supplements and amends the Company's Credit Agreement, dated as of March 29, 2012 (“Previous Credit Agreement”).

The Previous Credit Agreement had established a Term Loan A with an initial principal amount of $735.0 million maturing on March 29, 2017 ("Term Loan A"), a Term Loan B with an initial principal amount of $615.0 million maturing on March 29, 2019 ("Prior Term Loan B") and a revolving credit facility with borrowing capacity of $250.0 million maturing on March 29, 2017 ("Revolving Credit Facility").

Quarterly repayments of the principal for Term Loan A were scheduled to be 5.0% for the twelve months ended March 31, 2014 and 10.0% for the twelve months ended March 31, 2015, 2016 and 2017 (“Mandatory Amortization”), with the remaining principal due upon maturity.

Pursuant to the Amended Credit Agreement, the Company amended Prior Term Loan B to increase its borrowing to an aggregate principal amount of $1,083.9 million (“Amended Term Loan B”). On May 13, 2013, the Company used the proceeds of Amended Term Loan B to (i) refinance the remaining outstanding balance of $608.9 million on Prior Term Loan B and (ii) repay a portion of the outstanding balance on Term Loan A in an aggregate principal amount of $238.9 million (“Term Loan A Repayment”). The remaining loan proceeds are available for working capital requirements and other general corporate purposes. The maturity date of Amended Term Loan B is March 29, 2019. The amount and maturity of the Revolving Credit Facility was not changed in the Amended Credit Agreement.

The Term Loan A Repayment prepaid the Mandatory Amortization. Quarterly repayments of the principal for Amended Term Loan B will total 1.0% per year with the remaining principal due upon maturity. Any outstanding principal under the Revolving Credit Facility will be due upon maturity.

In connection with the execution of the Amended Credit Agreement, the Company incurred $7.4 million in costs that are capitalized as debt issuance costs in the unaudited condensed consolidated statements of financial condition. This refinancing resulted in the prepayment of all outstanding principal borrowings on Prior Term Loan B.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company accelerated the recognition of $8.0 million of unamortized costs attributable to Prior Term Loan B related to the Previous Credit Agreement. This accelerated recognition has been recorded as a loss on extinguishment of debt within the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2013.

The Amended Credit Agreement subjects the Company to certain financial and non-financial covenants. As of June 30, 2013, the Company was in compliance with such covenants.

As of June 30, 2013, the Revolving Credit Facility was being used to support the issuance of $21.4 million of irrevocable letters of credit for the construction of the Company's future San Diego office building and other items. The remaining $228.6 million was undrawn at June 30, 2013.

Borrowings under Term Loan A and Amended Term Loan B bear interest at a base rate equal to either one, two, three, six, nine or twelve-month LIBOR (the "Eurodollar Rate") plus the applicable margin, or an alternative base rate (“ABR”) plus the applicable margin. The ABR is equal to the greatest of (a) the prime rate in effect on such day, (b) the effective federal funds rate in effect on such day plus 0.50%, (c) the Eurodollar Rate plus 1.00% and (d) solely in the case of Amended Term Loan B, 1.75%. The Company may voluntarily repay outstanding loans under its Amended Credit Agreement at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans and with the exception of certain repricing transactions in respect of Amended Term Loan B consummated before November 13, 2013, which will be subject to a premium of 1.0% of the principal amount of Amended Term Loan B subject to such repricing transaction.

Borrowings under Prior Term Loan B bore interest at a base rate equal to either the Eurodollar Rate plus the applicable margin or an ABR plus the applicable margin. The ABR was equal to the greatest of (a) the prime rate in effect on such day, (b) the effective federal funds rate in effect on such day plus 0.50%, (c) the Eurodollar Rate plus 1.00% and (d) 2.00%.

The applicable margin for borrowings with respect to both Term Loan A and Amended Term Loan B is currently 1.50% for base rate borrowings and 2.50% for LIBOR borrowings. The LIBOR rate with respect to Amended Term Loan B shall in no event be less than 0.75%. The applicable margin for borrowings under the Revolving Credit Facility is currently 1.50% for base rate borrowings and 2.50% for LIBOR borrowings with a commitment fee of 0.50%.

The applicable margin for borrowings under the Previous Credit Agreement with respect to Prior Term Loan B was 2.00% for base rate borrowings and 3.00% for LIBOR borrowings. The LIBOR rate with respect to Prior Term Loan B had a floor of 1.00%.

The Previous Credit Agreement, dated as of March 29, 2012, allowed the Company to repay all outstanding principal borrowings under the Company's Third Amended and Restated Credit Agreement, dated as of May 24, 2010 ("Original Credit Agreement"). Accordingly, in the first quarter of 2012, the Company accelerated the recognition of $16.5 million of debt issuance costs related to borrowings under the Original Credit Agreement, which has been recorded as loss on extinguishment of debt within the unaudited condensed consolidated statements of income.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s outstanding borrowings were as follows (dollars in thousands):

		June 30, 2013			December 31, 2012
	Maturity	Balance	Interest Rate		Balance	Interest Rate
Senior secured term loans:
Term Loan A	3/29/2017	$459,375	2.70%	(1)	$707,438	2.71%	(3)
Prior Term Loan B	3/29/2019	—	—%		610,387	4.00%	(4)
Amended Term Loan B	3/29/2019	1,081,140	3.25%	(2)	—	—%
Total borrowings		1,540,515			1,317,825
Less current borrowings (maturities within 12 months)		10,839			42,900
Long-term borrowings — net of current portion		$1,529,676			$1,274,925
____________

(1)	As of June 30, 2013, the variable interest rate for Term Loan A is based on the one-month LIBOR of 0.20%, plus the applicable interest rate margin of 2.50%.

(2)
As of June 30, 2013, the variable interest rate for Amended Term Loan B is based on fifty percent of the outstanding loan balance with interest calculated at the greater of the three-month LIBOR of 0.28% or 0.75%, plus the applicable interest rate margin of 2.50%; and fifty percent of the outstanding loan balance with interest calculated at the greater of the six-month LIBOR of 0.42% or 0.75%, plus the applicable interest rate margin of 2.50%.

(3)	As of December 31, 2012, the variable interest rate for Term Loan A is based on the one-month LIBOR of 0.21%, plus the applicable interest rate margin of 2.50%.

(4)	As of December 31, 2012, the variable interest rate for Prior Term Loan B is based on the greater of the one-month LIBOR of 0.21% or 1.00%, plus the applicable interest rate margin of 3.00%.
Bank Loans Payable — The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The other line had a $200.0 million and $150.0 million limit at June 30, 2013 and December 31, 2012, respectively, and allows for both collateralized and uncollateralized borrowings. Both lines were utilized in 2013 and 2012; however, there were no balances outstanding at June 30, 2013 or December 31, 2012.

The following summarizes borrowing activity in the revolving and uncommitted line of credit facilities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average balance outstanding	$1,424	$289	$6,915	$211
Weighted-average interest rate	1.83%	1.70%	1.81%	1.56%

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The minimum calendar year payments and maturities of the senior secured borrowings as of June 30, 2013 are as follows (in thousands):

2013 — remainder	$5,419
2014	10,838
2015	10,838
2016	10,838
2017	470,214
Thereafter	1,032,368
Total	$1,540,515

9.    Commitments and Contingencies
Leases — The Company leases certain office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $5.0 million and $4.8 million for the three months ended June 30, 2013 and 2012, respectively, and $10.0 million and $9.1 million for the six months ended June 30, 2013 and 2012, respectively.
Service Contracts — The Company is party to certain long-term contracts for systems and services that enable back office trade processing and clearing for its product and service offerings.
Future minimum payments under leases, lease commitments, service contracts and other contractual obligations with remaining terms greater than one year as of June 30, 2013, are as follows (in thousands):

2013 — remainder	$9,634
2014	37,869
2015	36,618
2016	35,818
2017	28,737
Thereafter	261,098
Total(1)(2)	$409,774
_________________

(1)
In June 2013, LPL Financial entered into a long-term contractual obligation with a third-party service provider to enhance the quality, speed and cost of processes that support the Company by outsourcing certain functions. The table above includes the minimum payments due over the duration of the contract. The contractual obligation may be canceled, subject to a termination penalty that is approximately equal to the initial annual minimum payment. The termination penalty steps down ratably through the passage of time. Minimum payments have not been reduced by this termination penalty.

(2)	Minimum payments have not been reduced by minimum sublease rental income of $4.4 million due in the future under noncancellable subleases.
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
Loan Commitments — From time to time, LPL Financial makes loans to its advisors which may be forgivable, primarily to newly recruited advisors to assist in the transition process. Due to timing differences, LPL

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded commitments at June 30, 2013.
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
Regulatory — In July 2012, the Internal Revenue Service (the “IRS”) issued a Notice of Proposed Adjustment (the “Notice”) asserting that the Company is subject to a penalty with respect to an alleged untimely deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with the Company's initial public offering in 2010. In 2012, the Company recorded an estimate of probable loss within accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. During the first quarter of 2013, the IRS issued a Summary of Employment Tax Examination (the "Summary") and the Company remitted payment which approximated amounts previously accrued in accordance with the Summary. The Company is awaiting final consent of resolution from the IRS. The Company believes the outcome of this matter will not have a material impact beyond the amounts recorded to its unaudited condensed consolidated statements of income, financial condition or cash flows.
In June of 2013, the Company reached an agreement with its principal regulator to resolve a matter related to email surveillance and production. During the first quarter of 2013, the Company recorded an estimate of a probable loss within professional services and accounts payable and accrued liabilities in the unaudited condensed consolidated statements of income and financial condition, respectively. The outcome of this matter did not differ materially from the amount recorded in the unaudited condensed consolidated statements of income, financial condition or cash flows as of and for the three and six months ended June 30, 2013.
Other Commitments — As of June 30, 2013, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $331.0 million, which it can sell, re-pledge or loan. Of this amount, approximately $24.8 million was pledged with client-owned securities to the Options Clearing

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Corporation ("OCC") as collateral to secure client obligations related to options positions. Additionally, approximately $132.9 million are held at banks in connection with unutilized secured margin lines of credit; these securities may be used as collateral for loans from these banks. The remainder of $173.3 million has not been re-pledged, loaned or sold, and as of June 30, 2013 there are no restrictions that materially limit the Company's ability to re-pledge, loan or sell the remaining $306.2 million of client collateral. In May 2013, the Company ended its participation in the National Securities Clearing Corporation ("NSCC") Stock Borrow Program and all pledged collateral was returned to the Company.
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
Trading securities on the unaudited condensed consolidated statements of financial condition includes $0.9 million pledged to clearing organizations at June 30, 2013 and December 31, 2012, respectively.
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

10.    Stockholders' Equity
Stock Plan Summary
On November 17, 2010, the Company adopted a 2010 Omnibus Incentive Plan (the "2010 Plan"), which provides for the granting of stock options, warrants, restricted stock awards and restricted stock units. The 2010 Plan serves as the successor to the 2005 Stock Option Plan for Incentive Stock Options, the 2005 Stock Option Plan for Non-qualified Stock Options, the 2008 Advisor and Institution Incentive Plan, the 2008 Stock Option Plan and the Director Restricted Stock Plan (the "Predecessor Plans"). Upon adoption of the 2010 Plan, awards were no longer made under the Predecessor Plans. To the extent not already exercised, awards previously granted under the Predecessor Plans remain outstanding. Stock options granted under the 2010 Plan are either incentive stock options, or non-qualified stock options, as defined in the 2010 Plan. The Company has issued new shares under the 2010 Plan and is also permitted to reissue treasury shares.
Under the 2010 Plan, the Company may grant up to 12.1 million new shares in addition to the shares available for grant under the Predecessor Plans. As of June 30, 2013, the Company had approximately 6.7 million of authorized unissued shares reserved for issuance upon exercise and conversion of outstanding awards.
Stock Options and Warrants
The Company grants stock options to certain employees, advisors, officers and non-employee directors. The Company has also granted warrants to certain financial institutions. Stock options and warrants generally vest in equal increments over a three- to five-year period and expire on the tenth anniversary following the date of grant.
The Company recognizes share-based compensation for stock options awarded to employees, officers and directors based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized share-based compensation related to the vesting of these awards of $3.8 million and $4.2 million during the three months ended June 30, 2013 and 2012, respectively, and $7.3 million and $8.3 million during the six months ended June 30, 2013 and 2012, respectively, which is included in compensation and benefits on the unaudited condensed consolidated statements of income. As of June 30, 2013, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees, officers and directors was $37.2 million, which is expected to be recognized over a weighted-average period of 3.41 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company recognizes share-based compensation for stock options and warrants awarded to its advisors and financial institutions based on the fair value of the awards at each interim reporting period. The Company recognized share-based compensation of $2.4 million and $0.4 million during the three months ended June 30, 2013 and 2012, respectively, and $4.3 million and $2.8 million for during the six months ended June 30, 2013 and 2012, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of June 30, 2013, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to advisors and financial institutions was $17.7 million, which is expected to be recognized over a weighted-average period of 3.39 years.
Restricted Stock
The Company recognizes share-based compensation for restricted stock awards and restricted stock units granted to its employees, officers and directors by measuring such awards at their grant date fair value. Share-based compensation is recognized ratably over the requisite service period, which generally equals the vesting period. The Company recognized $0.6 million and $0.2 million of share-based compensation related to the vesting of restricted stock awards and restricted stock units during the three months ended June 30, 2013 and 2012, respectively, and $1.0 million and $0.3 million during the six months ended June 30, 2013 and 2012, respectively, which is included in compensation and benefits on the unaudited condensed consolidated statements of income. As of June 30, 2013, total unrecognized compensation cost for restricted stock awards and restricted stock units granted to employees, officers and directors was $5.8 million, which is expected to be recognized over a weighted-average remaining period of 1.68 years.
2008 Nonqualified Deferred Compensation Plan
On November 19, 2008, the Company established an unfunded, unsecured deferred compensation plan to permit employees and former employees who held non-qualified stock options issued under the 2005 Stock Option Plan for Incentive Stock Options and 2005 Stock Option Plan for Non-qualified Stock Options that were set to expire in 2009 and 2010, to receive stock units under the Deferred Compensation Plan. On February 22, 2012, the Company distributed 1,673,556 shares, net of shares withheld to satisfy withholding tax requirements, pursuant to the terms of the Deferred Compensation Plan. Distributions to participants were made in the form of whole shares of common stock equal to the number of stock units allocated to the participant's account, with fractional shares paid out in cash. Participants authorized the Company to withhold shares from their distribution of common stock to satisfy their withholding tax obligations. Accordingly on February 22, 2012, the Company repurchased 1,149,896 shares and paid $37.5 million of cash consideration related to tax withholdings. The repurchase of shares was executed under the share repurchase program approved by the Board of Directors on August 16, 2011.
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
On May 29, 2013, a new share repurchase plan was approved for the repurchase up to $200.0 million in addition to the remaining capacity available under previous plans was approved. For the three months ended June 30, 2013, 1,428,576 shares were repurchased at a weighted average price of $36.99 per share for a total cost of $52.8 million. For the six months ended June 30, 2013, 1,583,865 shares were repurchased at a weighted average price of $36.47 per share for a total cost of $57.8 million. The share repurchases in 2013 have been made pursuant to a repurchase plan authorized in September of 2012. At June 30, 2013 the Company had $29.2 million available for repurchases under its September 2012 plan and $200.0 million available under the May 2013 plan.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Dividends
The payment, timing and amount of any dividends permitted under our credit facilities are subject to approval by our Board of Directors, including both timing and amount. Cash dividends per share of common stock and total cash dividends paid during each quarter were as follows (in millions, except per share data):

	2013		2012
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.135	$14.4	$—	$—
Second quarter	0.135	14.4	2.00	222.6
11.    Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$45,091	$39,502	$99,808	$80,681

Basic weighted average number of shares outstanding	106,414	110,820	106,381	109,888
Dilutive common share equivalents	1,281	2,014	1,084	2,791
Diluted weighted average number of shares outstanding	107,695	112,834	107,465	112,679

Basic earnings per share	$0.42	$0.36	$0.94	$0.73
Diluted earnings per share	$0.42	$0.35	$0.93	$0.72

The computation of diluted earnings per share excludes stock options, warrants and restricted stock units that are anti-dilutive. For the three months ended June 30, 2013 and 2012, stock options, warrants and restricted stock units representing common share equivalents of 3,864,493 shares and 3,796,356 shares, respectively, were anti-dilutive. For the six months ended June 30, 2013 and 2012, stock options, warrants and restricted stock units representing common share equivalents of 4,689,047 shares and 3,558,814 shares, respectively, were anti-dilutive.

12.    Related Party Transactions

One of the Company’s significant stockholders owns a minority interest in Artisan Partners Limited Partnership (“Artisan”), which pays fees in exchange for product distribution and record-keeping services. During the six months ended June 30, 2013 and 2012, the Company earned $1.9 million and $1.7 million, respectively, in fees from Artisan. Additionally, as of June 30, 2013 and December 31, 2012, Artisan owed the Company $1.0 million and $0.8 million, respectively, which is included in receivables from product sponsors, broker-dealers and clearing organizations on the unaudited condensed consolidated statements of financial condition.

American Beacon Advisor, Inc. (“American Beacon”), a company majority-owned by one of the Company’s significant stockholders, pays fees in exchange for product distribution and record-keeping services. During the six months ended June 30, 2013 and 2012, the Company earned $0.3 million and $0.2 million, respectively, in fees from American Beacon.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

One of the Company's significant stockholders owns a minority interest in XOJET, Inc. ("XOJET"), which provides chartered aircraft services. The Company paid $0.5 million to XOJET during the six months ended June 30, 2012.

Aplifi, Inc. ("Aplifi"), a privately held technology company in which the Company holds an equity interest, provides software licensing for annuity order entry and compliance. The Company paid $0.8 million and $0.5 million to Aplifi for such services during the six months ended June 30, 2013 and 2012, respectively.

Certain entities affiliated with SunGard Data Systems Inc. ("SunGard"), a company minority-owned by one of the Company's significant stockholders, provide data center recovery services. The Company paid $0.2 million to SunGard during the six months ended June 30, 2013.

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
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $181.1 million with a minimum net capital requirement of $6.0 million and net capital in excess of the minimum requirement of $175.1 million as of June 30, 2013.
The Company's subsidiary, The Private Trust Company N.A. ("PTC"), operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to PTC's operations.
As of June 30, 2013 and December 31, 2012, LPL Financial and PTC met all capital adequacy requirements to which they are subject.

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
LPL Financial is obligated to settle transactions with brokers and other financial institutions even if its advisors' clients fail to meet their obligation to LPL Financial. Clients are required to complete their transactions on the settlement date, generally three business days after the trade date. If clients do not fulfill their contractual obligations, LPL Financial may incur losses. In addition, the Company occasionally enters into certain types of contracts to fulfill its sale of when, as, and if issued securities. When, as, and if issued securities have been authorized but are contingent upon the actual issuance of the security. LPL Financial has established procedures to reduce this risk by generally requiring that clients deposit cash and/or securities into their account prior to placing an order.

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

15.    Subsequent Event

On July 30, 2013, the Board of Directors declared a cash dividend of $0.19 per share on the Company's outstanding common stock to be paid on August 30, 2013 to all stockholders of record on August 15, 2013.

******

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the nation's largest independent broker-dealer, a top custodian for registered investment advisors ("RIAs"), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 13,400 independent financial advisors and financial advisors at approximately 700 financial institutions (our "advisors") across the country, enabling them to provide their retail investors (their "clients") with objective, conflict-free financial advice. We also support approximately 4,600 financial advisors who are affiliated and licensed with insurance companies with customized clearing, advisory platforms and technology solutions.

In addition, through our subsidiary companies, we support a diverse client base. Fortigent Holdings Company, Inc., through its subsidiaries, is a leading provider of consulting services and solutions to RIAs, banks and trust companies servicing high net worth clients, while The Private Trust Company N.A. manages trusts and family assets for high net worth clients in all 50 states.

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
For over 20 years, we have served the independent advisor market. We currently support the largest independent advisor base and we believe we have the fourth largest overall advisor base in the United States based on the information available as of the date this Quarterly Report on Form 10-Q was issued. Through our advisors, we are also one of the largest distributors of financial products in the United States. Our scale is a substantial competitive advantage and enables us to more effectively attract and retain advisors. Our unique business model allows us to invest in more resources for our advisors, increasing their revenues and creating a virtuous cycle of growth. We have approximately 3,000 employees with primary offices in Boston, Charlotte and San Diego.

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

The table below summarizes the sources of our revenue, the primary drivers of each revenue source and the percentage of each revenue source that represents recurring revenue, a characterization of revenue and a statistical measure:

			For the Six Months Ended June 30, 2013
	Sources of Revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commission	- Transactions - Brokerage asset levels	$994	50%	40%
	Advisory	- Asset levels in custodied advisory programs	$579	29%	99%
Attachment revenue retained by us	Asset-Based - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Client asset levels - Number of accounts	$211	11%	99%
	Transaction and Other - Transactions - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Premium technology subscribers	$178	9%	64%
	Interest and Other Revenue	- Margin accounts - Alternative investment transactions	$32	1%	35%
	Total Net Revenue		$1,994	100%	66%
	Total Recurring Revenue			66%

•	Commission and Advisory Revenues. Commission and advisory revenues both represent advisor-generated revenue, generally 85-90% of which is paid to advisors.

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

Advisory Revenues.  Advisory revenues represent fees charged on our corporate RIA platform provided through LPL Financial LLC ("LPL Financial") to clients of our advisors based on the value of advisory assets. Advisory fees are typically billed to clients quarterly, in advance, and are recognized as revenue ratably during the quarter. The value of the assets in the advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. The majority of our accounts are billed using values as of the last business day of each calendar quarter. Generally, the advisory revenues collected on our corporate RIA platform range from 0.5% to 3.0% of the underlying assets.

In addition, we support independent RIAs who conduct their advisory business through separate entities by establishing their own RIA ("Independent RIAs") pursuant to the Investment Advisers Act of 1940, rather than through LPL Financial. The assets held under these investment advisory accounts custodied with LPL Financial are included in our advisory and brokerage assets, net new advisory assets and advisory assets under custody metrics. The advisory revenue generated by an Independent RIA is earned by the Independent RIA, and accordingly is not included in our advisory revenue. However, we charge administrative fees to Independent RIAs including custody and clearing fees, based on the value of assets within these advisory accounts. The administrative fees collected on our Independent RIA platform vary, and can reach a maximum of 0.6% of the underlying assets.

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

We characterize components of production payout, which consists of all production expenses except brokerage, clearing and exchange fees, as either GDC sensitive or non-GDC sensitive. Base payout amounts and production bonuses earned by and paid to advisors are characterized as GDC sensitive because they are variable and highly correlated to the level of our commission and advisory revenues in a particular reporting period. Payout characterized as non-GDC sensitive includes share-based compensation expense from stock options and warrants granted to advisors and financial institutions based on the fair value of the awards at each interim reporting period, and mark-to-market gains or losses on amounts designated by advisors as deferred commissions in a non-qualified deferred compensation plan. Non-GDC sensitive payout is correlated to market movement as well as to the value of our stock. We believe that discussion of production payout, viewed in addition to, and not in lieu of, our production expenses, provides useful information to investors regarding our payouts to advisors.

The following table illustrates production expenses and production payout as components of our payout ratio for the six months ended June 30, 2013:

Base payout rate	83.97%
Production based bonuses	2.10%
GDC sensitive payout	86.07%
Non-GDC sensitive payout	0.45%
Total Payout Ratio	86.52%
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

How We Evaluate Our Business

We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key metrics as of and for the three and six months ended June 30, 2013 and 2012 are as follows:

	As of June 30,
	2013	2012	% Change

Business Metrics (unaudited)
Advisors	13,409	13,185	1.7%
Advisory and brokerage assets (in billions)(1)	$396.7	$353.0	12.4%
Advisory assets under custody (in billions)(2)(3)	$132.4	$111.4	18.9%
Net new advisory assets (in billions)(4)	$6.7	$5.3	26.4%
Insured cash account balances (in billions)(3)	$16.9	$14.6	15.8%
Money market account balances (in billions)(3)	$8.7	$8.5	2.4%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Financial Metrics (unaudited)
Revenue growth from prior period	12.2%	1.5%	10.2%	2.4%
Recurring revenue as a % of net revenue(5)	65.6%	65.3%	65.5%	64.2%
Net income (in millions)	$45.1	$39.5	$99.8	$80.7
Earnings per share (diluted)	$0.42	$0.35	$0.93	$0.72
Non-GAAP Measures:
Gross margin (in millions)(6)	$305.8	$277.7	$610.9	$552.6
Gross margin as a % of net revenue(6)	30.0%	30.6%	30.6%	30.5%
Adjusted EBITDA (in millions)	$131.0	$111.6	$267.0	$236.5
Adjusted EBITDA as a % of net revenue	12.9%	12.3%	13.4%	13.1%
Adjusted EBITDA as a % of gross margin(6)	42.9%	40.2%	43.7%	42.8%
Adjusted Earnings (in millions)	$65.9	$55.0	$134.0	$118.2
Adjusted Earnings per share (diluted)	$0.61	$0.49	$1.25	$1.05
____________

(1)
Advisory and brokerage assets are comprised of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Such totals do not include the market value of certain other client assets as of June 30, 2013, comprised of $52.1 billion held in retirement plans supported by advisors licensed with LPL Financial, $10.4 billion of trust assets supported by Concord Capital Partners ("Concord") and $65.8 billion of assets supported by Fortigent Holdings Company, Inc. Data regarding certain of these assets was not available at June 30, 2012. In addition, reported retirement plan assets represent assets that are custodied with 27 third-party providers of retirement plan administrative services who provide reporting feeds. We estimate the total assets in retirement plans served to be between $75.0 billion and $90.0 billion. If we receive reporting feeds in the future from providers for whom we do not currently receive feeds, we intend to include and identify such additional assets.

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

(4)
Represents net new advisory assets consisting of funds from new accounts and additional funds deposited into existing advisory accounts that are custodied in our fee-based advisory platforms. Net new advisory assets for the three months ended June 30, 2013 and 2012 were $3.7 billion and $2.8 billion, respectively.

(5)
Recurring revenue, which is a characterization of net revenue and a statistical measure, is derived from sources such as advisory revenues, asset-based revenues, trailing commission revenues, revenues related to our cash sweep programs, interest earned on margin accounts and technology and service revenues, and is not meant as a substitute for net revenues.

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

Adjusted EBITDA

Adjusted EBITDA is defined as EBITDA (net income plus interest expense, income tax expense, depreciation and amortization), further adjusted to exclude certain non-cash charges and other adjustments set forth below. We present Adjusted EBITDA because we consider it an important measure of our performance. Adjusted EBITDA is a useful financial metric in assessing our operating performance from period to period because it excludes certain items that we believe are not representative of our core business, such as certain material non-cash items and other adjustments.

We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported GAAP results, provides useful information to investors regarding our performance and overall results of operations due to the following exclusions:

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

Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for its limitations by relying primarily on the GAAP results and using Adjusted EBITDA as supplemental information.

Set forth below is a reconciliation from our net income to Adjusted EBITDA, a non-GAAP measure, for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
Net income	$45,091	$39,502	$99,808	$80,681
Interest expense	12,667	13,439	24,827	29,471
Income tax expense	29,811	27,806	65,645	53,490
Amortization of intangible assets(1)	9,768	9,948	19,544	19,780
Depreciation and amortization of fixed assets	10,477	7,464	20,475	14,807
EBITDA	107,814	98,159	230,299	198,229
EBITDA Adjustments:
Employee share-based compensation expense(2)	4,486	5,176	8,448	9,336
Acquisition and integration related expenses(3)	3,282	5,056	3,726	6,914
Restructuring and conversion costs(4)	7,322	2,164	13,585	4,174
Debt extinguishment costs(5)	7,968	109	7,968	16,652
Equity issuance and related offering costs(6)	—	446	—	446
Other(7)	173	469	2,939	783
Total EBITDA Adjustments	23,231	13,420	36,666	38,305
Adjusted EBITDA	$131,045	$111,579	$266,965	$236,534
____________

(1)	Represents amortization of intangible assets as a result of our purchase accounting adjustments from our merger transaction in 2005 and our various acquisitions.

(2)
Represents share-based compensation expense for equity awards granted to employees, officers and directors. Such awards are measured based on the grant-date fair value and recognized over the requisite service period of the individual awards, which generally equals the vesting period.

(3)
Represents acquisition and integration costs resulting from various acquisitions, including changes in the estimated fair value of future payments, or contingent consideration, required to be made to former shareholders of certain acquired entities. During the three and six months ended June 30, 2013, approximately $2.2 million and $1.2 million, respectively, was recognized as a charge against earnings due to a net increase in the estimated fair value of contingent consideration.

(4)
Represents organizational restructuring charges, conversion and other related costs resulting from the expansion of the Service Value Commitment, the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities. As of June 30, 2013, we have recognized approximately 19% of costs related to the expansion of the Service Value Commitment, which is expected to be completed in 2015. As of June 30, 2013, approximately 91% and 99% of costs related to the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities, respectively, have been recognized. The remaining costs for the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities largely consist of the amortization of transition payments that have been made in connection with these two consolidations for the retention of advisors and financial institutions that are expected to be recognized into earnings by December 2014.

(5)
Represents expenses incurred resulting from the early extinguishment and repayment of amounts outstanding on our prior senior secured credit facilities, including the write-off of unamortized debt issuance costs that had no economic benefit, as well as various other charges incurred in connection with the repayment under prior senior secured credit facilities and the establishment of new senior secured credit facilities. Results for the three and six months ended June 30, 2013 include a write off of $8.0 million related to the May 2013 refinancing and amendment of our previous credit agreement. Results for the six months ended June 30, 2012 include a write off of $16.5 million related to the March 2012 refinancing and replacement of our original credit agreement.

(6)	Represents equity issuance and offering costs incurred in the first and second quarters of 2012, related to the closing of a secondary offering in the second quarter of 2012.

(7)
Generally, represents certain excise and other taxes. Results for the six months ended June 30, 2013 include $2.7 million of severance and termination benefits related to a change in management structure that have been excluded from the presentation of Adjusted EBITDA.

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

Since 2010, we have used Adjusted Earnings for internal management reporting and evaluation purposes. We also believe Adjusted Earnings and Adjusted Earnings per share are useful to investors in evaluating our operating performance because securities analysts use them as supplemental measures to evaluate the overall performance of companies, and our investor and analyst presentations, which are generally available to investors through our website, include references to Adjusted Earnings and Adjusted Earnings per share.
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

The following table sets forth a reconciliation of net income to non-GAAP measures Adjusted Earnings and Adjusted Earnings per share for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
Net income	$45,091	$39,502	$99,808	$80,681
After-Tax:
EBITDA Adjustments(1)
Employee share-based compensation expense(2)	3,200	3,806	6,102	6,973
Acquisition and integration related expenses(3)	2,025	3,561	946	4,707
Restructuring and conversion costs	4,518	1,335	8,382	2,575
Debt extinguishment costs	4,916	67	4,916	10,274
Equity issuance and related offering costs	—	275	—	275
Other	106	289	1,813	483
Total EBITDA Adjustments	14,765	9,333	22,159	25,287
Amortization of intangible assets(1)	6,027	6,138	12,059	12,204
Adjusted Earnings	$65,883	$54,973	$134,026	$118,172
Adjusted Earnings per share(4)	$0.61	$0.49	$1.25	$1.05
Weighted average shares outstanding — diluted	107,695	112,834	107,465	112,679
____________

(1)
Generally, EBITDA Adjustments and amortization of purchased intangible assets have been tax effected using a federal rate of 35.0% and the applicable effective state rate which was 3.30%, net of the federal tax benefit, for the periods presented, except as noted in footnotes 2 and 3 of this table.

(2)
Represents the after-tax expense of non-qualified stock options for which we receive a tax deduction upon exercise, restricted stock awards for which we receive a tax deduction upon vesting, shares awarded to employees under the ESPP for which we receive a tax deduction, and the full expense impact of incentive stock options granted to employees that have vested and qualify for preferential tax treatment and conversely, for which we do not receive a tax deduction. Share-based compensation expense for vesting of incentive stock options was $1.1 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively, and $2.3 million and $3.2 million for the six months ended June 30, 2013 and 2012, respectively.

(3)
Represents the after-tax expense of acquisition and related costs for which we receive a tax deduction. In addition, the results for the six months ended June 30, 2013 reflect a $3.8 million reduction of expense related to the estimated fair value of contingent consideration for the stock acquisition of Concord, that is not deductible for tax purposes.

(4)
Represents Adjusted Earnings, a non-GAAP measure, divided by weighted average number of shares outstanding on a fully diluted basis. Set forth is a reconciliation of earnings per share on a fully diluted basis, as calculated in accordance with GAAP to Adjusted Earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
Earnings per share — diluted	$0.42	$0.35	$0.93	$0.72
After-Tax:
EBITDA Adjustments per share	0.14	0.08	0.21	0.22
Amortization of intangible assets per share	0.05	0.06	0.11	0.11
Adjusted Earnings per share	$0.61	$0.49	$1.25	$1.05

Service Value Commitment
On February 5, 2013, we committed to an expansion of our Service Value Commitment, an ongoing effort to position us for sustainable long-term growth by improving the service experience of our advisors and delivering efficiencies in our operating model. We have assessed our information technology delivery, governance, organization and strategy and committed to undertake a course of action (the “Program”) to reposition our labor force and invest in technology, human capital, marketing and other key areas to enable future growth.
The Program is expected to be completed in 2015, and we estimate total charges of $65.0 million for technology transformation costs, outsourcing and other related costs, employee severance obligations and other related costs, and non-cash charges for impairment of certain fixed assets related to internally developed software. We incurred $12.1 million million of expense in the first half of 2013 primarily for services provided by outside consultants, and we remain on track to incur approximately $40.0 million for the entire year. By 2015, we expect annual pre-tax run-rate savings of approximately $30.0 million to $35.0 million. See Note 3 in the unaudited condensed consolidated financial statements for additional information.
During the second quarter of 2013, we entered into a master services agreement pursuant to which a third party service provider will provide certain outsourced back office functions. We expect the transition of certain initial functions to be completed prior to year-end.

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
Acquisition of Concord Capital Partners
On June 22, 2011, we acquired all of the outstanding common stock of Concord. Concord provides technology and open architecture investment management solutions for trust departments of financial institutions. We may be required to pay future consideration that is based on the achievement of certain gross margin-based milestones for the year ending December 31, 2013. We estimated the fair value of the contingent consideration at the close of the transaction and re-measure contingent consideration at fair value at each interim reporting period with changes recognized in earnings (See Note 4 in the unaudited condensed consolidated financial statements). The maximum amount of contingent consideration is $15.0 million.
Acquisition of Fortigent Holdings Company, Inc.
On April 23, 2012, we acquired all of the outstanding common stock of Fortigent Holdings Company, Inc. and its wholly owned subsidiaries Fortigent, LLC, a registered investment advisory firm, Fortigent Reporting Company, LLC and Fortigent Strategies Company, LLC (together, "Fortigent"). Fortigent is a leading provider of solutions and consulting services to RIAs, banks and trust companies servicing high net worth clients. This strategic acquisition further enhanced our capabilities and offered an extension of our existing services for wealth management advisors. As of June 30, 2013, $4.6 million remained in an escrow account to be paid to former shareholders of Fortigent in accordance with the terms of the stock purchase agreement.
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
Economic Overview and Impact of Financial Market Events

After increasing steadily in the first quarter of 2013, the equity markets in the United States increased in a more choppy manner during the second quarter. The S&P 500 index closed the quarter at 1,606, up 2.4% from its close on March 31, 2013. However, during the quarter, the S&P 500 Index reached its peak of 1,669 on May 21, 2013, retreated by 3.8% over a five week period before recovering to close at 1,606. Over the first six months of 2013, the S&P 500 index has increased by 12.6%, compared to an increase of 8.3% over the first six months of 2012. Overall while equity market levels improved, lingering economic concerns remain about spending cuts, U.S. and global growth rates, a persistent high unemployment level, and sovereign debt concerns in certain countries in the European Union.
In response to continuing economic concerns, central banks, including the Federal Reserve, have continued to maintain interest rates at historically low levels. The average Federal Funds Effective rate was 0.12% in the second quarter of 2013, a decrease from the average of 0.14% and 0.15% in the first quarter of 2013 and second quarter of 2012, respectively. The low interest rate environment continued to pressure our revenues from our cash sweep programs and continued to diminish investor demand for fixed income securities and fixed annuities. The decrease in investor demand for fixed income securities was also in part due to the steepening of the yield curve impacting fixed income prices and an increase in the attractiveness of equities.
During the second quarter, investor concern over the sustainability of economic growth and the timing of reductions in levels of liquidity provided by central banks to maintain the low interest rates caused increased volatility in the equity markets. In the second quarter, the S&P 500 experienced daily fluctuations in the index of more than 1% on approximately 25% of the trading days. In contrast, in the first quarter, daily fluctuations in the S&P 500 index of more than 1% only occurred on 12% of the trading days. While concerns over the end of the Federal Reserve's provision of liquidity through quantitative easing did not impact short-term interest rates, during the second quarter, intermediate to longer-term interest rates increased during the quarter. For example, the yield on the 10-year maturity United States Treasury bond increased from 1.85% at March 31, 2013 to 2.49% at June 30, 2013.

Results of Operations

The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2013 and 2012. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands, unaudited)

Revenues
Commission	$508,399	$447,243	13.7%	$993,971	$910,896	9.1%
Advisory	298,094	268,192	11.1%	579,320	519,173	11.6%
Asset-based	107,505	102,784	4.6%	211,271	200,025	5.6%
Transaction and other	88,631	78,894	12.3%	178,009	153,466	16.0%
Other	16,291	10,730	51.8%	31,145	26,056	19.5%
Net revenues	1,018,920	907,843	12.2%	1,993,716	1,809,616	10.2%
Expenses
Production	713,115	630,136	13.2%	1,382,838	1,257,043	10.0%
Compensation and benefits	98,227	93,034	5.6%	197,007	182,046	8.2%
General and administrative	84,470	84,457	—%	162,241	152,023	6.7%
Depreciation and amortization	20,245	17,412	16.3%	40,019	34,587	15.7%
Restructuring charges	7,332	2,057	*	13,369	3,751	*
Total operating expenses	923,389	827,096	11.6%	1,795,474	1,629,450	10.2%
Non-operating interest expense	12,667	13,439	(5.7)%	24,827	29,471	(15.8)%
Loss on extinguishment of debt	7,962	—	*	7,962	16,524	(51.8)%
Total expenses	944,018	840,535	12.3%	1,828,263	1,675,445	9.1%
Income before provision for income taxes	74,902	67,308	11.3%	165,453	134,171	23.3%
Provision for income taxes	29,811	27,806	7.2%	65,645	53,490	22.7%
Net income	$45,091	$39,502	14.1%	$99,808	$80,681	23.7%
____________
* Not Meaningful

Revenues

Commission Revenues

The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,
	2013	% Total	2012	% Total	Change	% Change
Variable annuities	$206,081	40.5%	$190,427	42.6%	$15,654	8.2%
Mutual funds	146,395	28.8%	122,128	27.3%	24,267	19.9%
Alternative investments	46,397	9.1%	33,189	7.4%	13,208	39.8%
Equities	29,104	5.7%	23,207	5.2%	5,897	25.4%
Fixed annuities	23,178	4.5%	27,062	6.0%	(3,884)	(14.4)%
Fixed income	22,314	4.4%	19,982	4.5%	2,332	11.7%
Insurance	21,515	4.2%	18,647	4.2%	2,868	15.4%
Group variable annuities(1)	13,073	2.7%	12,283	2.7%	790	6.4%
Other	342	0.1%	318	0.1%	24	7.5%
Total commission revenue	$508,399	100.0%	$447,243	100.0%	$61,156	13.7%
________________

(1)
For the three months ended June 30, 2013, commission revenues associated with group annuities are presented as a separate component of overall commission revenues. Previously, such revenues were presented within commission revenues associated with variable annuities. Accordingly, the corresponding amounts for the three months ended June 30, 2012 have been reclassified above to make them consistent with the current period presentation.

Commission revenue increased by $61.2 million, or 13.7%, for the three months ended June 30, 2013 compared with 2012 due primarily to an increase in sales-based activity for mutual funds and alternative investments and increases in trail revenues for mutual funds and variable annuities. Additionally, commission revenues from equities, insurance and fixed income, primarily driven by unit investment trusts, also contributed to the overall growth in commission revenue. Such overall growth reflects market-wide growth, increased investor engagement that has driven advisor productivity and the overall growth in our advisor count over the past twelve months.
The increase in commission revenues associated with alternative investments reflects investors' preferences for diversification, as income-producing alternative strategies continue to grow in popularity and investors continue to seek opportunities to earn return outside of the traditional equity and fixed income markets. The continued low interest rate environment, which has reduced investor demand for fixed annuities, is reflected in the decline in commission revenues for fixed annuities products.

The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	Six Months Ended June 30,
	2013	% Total	2012	% Total	Change	% Change
Variable annuities	$408,523	41.1%	$380,864	41.8%	$27,659	7.3%
Mutual funds	287,298	28.9%	244,806	26.9%	42,492	17.4%
Alternative investments	86,808	8.7%	71,595	7.9%	15,213	21.2%
Equities	56,460	5.7%	49,363	5.4%	7,097	14.4%
Fixed income	44,462	4.5%	42,480	4.7%	1,982	4.7%
Insurance	41,868	4.2%	39,592	4.2%	2,276	5.7%
Fixed annuities	41,772	4.2%	55,819	6.1%	(14,047)	(25.2)%
Group variable annuities(1)	26,210	2.7%	25,891	2.9%	319	1.2%
Other	570	0.1%	486	0.1%	84	17.3%
Total commission revenue	$993,971	100.0%	$910,896	100.0%	$83,075	9.1%
________________

(1)
For the six months ended June 30, 2013, commission revenues associated with group annuities are presented as a separate component of overall commission revenues. Previously, such revenues were presented within commission revenues associated with variable annuities. Accordingly, the corresponding amounts for the six months ended June 30, 2012 have been reclassified to make them consistent with the current period presentation.

Commission revenue increased by $83.1 million, or 9.1%, for the six months ended June 30, 2013 compared with 2012. We attribute this increase to the same factors that impacted our quarterly performance for most product categories, which are described above.
Advisory Revenues

The following table summarizes the activity within our advisory assets under custody for the three and six months ended June 30, 2013 and 2012 (in billions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Balance - Beginning of period	$130.2	$110.8	$122.1	$101.6
Net new advisory assets	3.7	2.8	6.7	5.3
Market impact and other	(1.5)	(2.2)	3.6	4.5
Balance - End of period	$132.4	$111.4	$132.4	$111.4

Net new advisory assets for the three and six months ended June 30, 2013 and 2012 have a limited impact on advisory fee revenue for those respective periods. Rather, net new advisory assets for those respective periods will be a driver of advisory fee revenue in future periods. Net new advisory assets increased $3.7 billion for the three months ended June 30, 2013 resulting from the continued shift by our existing advisors from brokerage towards more advisory business.

Advisory revenues increased by $29.9 million, or 11.1%, for the three months ended June 30, 2013 compared to the same period in 2012, which is in line with the underlying relevant asset growth. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets under management. At March 31, 2013, advisory assets under management were $106.1 billion, a 9.7% increase over the balance at March 31, 2012, driven by strong net new asset flows and market appreciation. The Independent RIA model has continued to grow rapidly as advisors seek the freedom to run their business in a manner which best enables them to meet their clients' needs. This continued shift of advisors to the Independent RIA platform has caused the rate of revenue growth of advisory assets under management to lag behind the rate of growth of advisory assets under custody. Advisory fee revenues do not include fees charged by Independent RIA advisors for which there also is no corresponding payout. However, there are administrative fees charged to Independent RIA advisors including custody and clearing fees, based on the value of assets.

Advisory fees increased by $60.1 million, or 11.6%, for the six months ended June 30, 2013 compared to 2012. This growth is attributable to the same net new advisory asset flows and shift of advisors toward more advisory business that has impacted our quarterly performance, and to a positive market impact for the six months ended June 30, 2013.

The following table summarizes the composition of our advisory assets under custody as of June 30, 2013 and 2012 (in billions):

	As of June 30,
	2013	2012	% Change
Advisory assets under management	$106.4	$95.7	11.2%
Independent RIA assets in advisory accounts custodied by LPL Financial	26.0	15.7	65.6%
Total advisory assets under custody	$132.4	$111.4	18.9%

Growth of the Independent RIA assets in advisory accounts custodied by LPL Financial has outpaced the growth in advisory assets under management. This growth is consistent with the industry trend as more advisors shift their business toward the Independent RIA model.

Asset-Based Revenues
Asset-based revenues increased by $4.7 million, or 4.6%, to $107.5 million for the three months ended June 30, 2013 compared with the same period in 2012. Revenues for record-keeping services, which are largely based on the underlying asset values, increased due to the impact of the higher average market indices on the value of such underlying assets and net new sales of eligible assets. The average S&P 500 index for the three months ended June 30, 2013 was 1,610, an increase of 19.2% over the average in the prior year period. Asset-based revenues also include revenues from our cash sweep programs, which decreased by $3.1 million, or 9.1%, to $31.0 million for the three months ended June 30, 2013 from $34.1 million for the three months ended June 30, 2012. The decrease in our cash sweep revenues is result of a decline in the average effective rate for federal funds of 3 basis points from 0.15% for the three months ended June 30, 2012 to 0.12% for the three months ended June 30, 2013, which was partially offset by an increase of 4.9% in average assets in our cash sweep programs, which were $23.7 billion and $22.6 billion for the three months ended June 30, 2013 and 2012, respectively.
Asset-based fees increased by $11.2 million, or 5.6%, to $211.3 million for the six months ended June 30, 2013 compared with 2012. Revenues for record-keeping services and from product sponsors, which are each largely based on the underlying asset values, increased due to the impact of the higher average market indices on the value of such underlying assets and net new sales of eligible assets. The average S&P 500 index for the six months ended June 30, 2013 was 1,563, an increase of 15.9% over the average in the prior year period. Asset-based fees also include revenues from our cash sweep programs, which decreased by $6.0 million, or 8.7%, to $62.5 million for the six months ended June 30, 2013 from $68.5 million for the six months ended June 30, 2012. The decrease resulted from a re-pricing of certain contracts that underlie our cash sweep programs, partially offset by an increase of 6.4% in average assets in our cash sweep programs, which were $23.4 billion and $22.0 billion for the six months ended June 30, 2013 and 2012, respectively, as retail investors increased their percentage of cash assets in response to the volatility in the financial markets.

Transaction and Other Revenues
Transaction and other revenues increased by $9.7 million, or 12.3%, for the three months ended June 30, 2013 compared with the same period in 2012. Transaction and other revenues increased due to higher trade volumes in certain advisory accounts and a 2.1% increase in the average number of advisors. These increases were partially offset by decreased conference revenues of $1.6 million due to a shift in the timing of a conference in the first quarter of 2013 that occurred in the second quarter of 2012.
Transaction and other revenues increased by $24.5 million, or 16.0%, for the six months ended June 30, 2013 compared with 2012. Transaction and other revenues increased due to higher trade volumes in certain advisory accounts and a 2.8% increase in the average number of advisors. Additionally, our April 2012 acquisition of

Fortigent contributed an incremental $4.3 million in revenues for the six months ended June 30, 2013 compared with 2012.

Other Revenue
Other revenue increased $5.6 million, or 51.8%, to $16.3 million for the three months ended June 30, 2013 compared to the same period in 2012. The primary contributor to this increase for the three months ended June 30, 2013 were alternative investment marketing allowances received from product sponsor programs, which increased by $3.1 million compared to the same period in 2012, based primarily on increased sales of alternative investments. Other revenue includes gains or losses on assets held for the advisor non-qualified deferred compensation plan. Gains were $1.4 million for the three months ended June 30, 2013, compared to losses of $1.3 million for the three months ended June 30, 2012. The gains or losses on assets held for the advisor non-qualified deferred compensation plan are offset by corresponding production expenses as noted below.
Other revenue increased $5.1 million, or 19.5%, to $31.1 million for the six months ended June 30, 2013 compared to 2012. The primary contributor to this increase for the six months ended June 30, 2013 were alternative investment marketing allowances received from product sponsor programs, which increased by $3.1 million compared to the same period in 2012, based primarily on increased sales of alternative investments. Other revenue includes gains or losses on assets held for the advisor non-qualified deferred compensation plan. Gains were $2.7 million for the three months ended June 30, 2013, compared $0.3 million for the same period in 2012. The gains or losses on assets held for the advisor non-qualified deferred compensation plan are offset by corresponding increases in production expenses as noted below.

Expenses

Production Expenses
The following table shows our production payout ratio for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2013	2012		2013	2012
Base payout rate	84.06%	84.27%	(21 bps)	83.97%	84.26%	(29 bps)
Production based bonuses	2.47%	2.57%	(10 bps)	2.10%	2.08%	2 bps
GDC sensitive payout	86.53%	86.84%	(31 bps)	86.07%	86.34%	(27 bps)
Non-GDC sensitive payout	0.47%	(0.10)%	57 bps	0.45%	0.23%	22 bps
Total Payout Ratio	87.00%	86.74%	26 bps	86.52%	86.57%	(5 bps)
Production expenses increased by $83.0 million, or 13.2%, for the three months ended June 30, 2013 compared with the same period in 2012. The increase largely correlates with our commission and advisory revenues, which increased by 12.7% during the same period. Our production payout was 87.00% for the three months ended June 30, 2013, compared to 86.74% for the prior year period. This increase of 26 basis points in our total payout ratio arose from increases in the non-GDC sensitive payout components which were partially offset by lower rates for base payout and production-based bonuses. The decrease in the base payout rate is due in part to growth of our advisory platform, which on average has a lower base payout rate than our brokerage platform. The decrease in our production based bonuses for the three months ended June 30, 2013 compared with the same year ago period reflects the realization of benefits from the price change that went into effect in 2012. The increase in non-GDC sensitive payout is attributable to increased advisor stock-based compensation for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 correlating to an increase in the price of our stock at June 30, 2013 compared to June 30, 2012, and incremental production expenses related to the advisor non-qualified deferred compensation plan as noted above.
Production expenses increased by $125.8 million, or 10.0%, for the six months ended June 30, 2013 compared with 2012. The increase correlates with our commission and advisory revenues, which increased by 10.0% during the same period. Our production payout was 86.52% for the six months ended June 30, 2013, compared to 86.57% for the prior year period. The base payout rate decreased by 29 basis points in part due to the growth of our advisory platform, which on average has a lower base rate than our brokerage platform. Our production based bonuses increased by 2 basis points for the six months ended June 30, 2013, compared with the same year ago period, which is attributable to our advisors' trend of attaining higher payout tiers earlier in the year, partially offset by pricing changes implemented during 2012. The increase in non-GDC sensitive payout is attributable to increased advisor stock-based compensation for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 correlating to market movement in our stock and production expenses related to the advisor non-qualified deferred compensation plan as noted above.

Compensation and Benefits Expense
Compensation and benefits increased by $5.2 million, or 5.6%, for the three months ended June 30, 2013 compared with the same period in 2012. The increase was primarily due to higher staffing levels necessary to support increased levels of advisor and client activities. Our average number of full-time employees increased 4.5% from 2,886 for the three months ended June 30, 2012 to 3,015 for the three months ended June 30, 2013.
Compensation and benefits increased by $15.0 million, or 8.2%, for the six months ended June 30, 2013 compared with 2012. Our average number of full-time employees increased 6.0% from 2,805 for the six months ended June 30, 2012 to 2,972 for the six months ended June 30, 2013, due to higher staffing levels to support increased levels of advisor and client activities and our 2012 acquisition of Fortigent.

General and Administrative Expenses
General and administrative expenses were $84.5 million for the three months ended June 30, 2013 and 2012. During the three months ended June 30, 2013, a $2.2 million charge was incurred due to a change in the fair value of our contingent consideration obligations. The increase was offset by decreased conference expenses due to a shift in the timing of a conference in the first quarter of 2013 that occurred in the second quarter of 2012.
General and administrative expenses increased by $10.2 million, or 6.7%, to $162.2 million for the six months ended June 30, 2013 compared with 2012. The primary drivers behind the increase for the six months ended June 30, 2013 compared with the same period in 2012, were business development and promotional expenses, a $1.5 million increase in expenses for hosting certain of our advisor conferences, a $2.1 million increase in expenses related to our acquisition of Fortigent in April 2012 and a $2.2 million charge due to a change in the fair value of our contingent consideration obligations.
Depreciation and Amortization Expense
For the three and six months ended June 30, 2013, depreciation and amortization increased by $2.8 million, or 16.3%, and $5.4 million, or 15.7%, respectively, compared to the respective period of 2012. The amortization of internally developed software and depreciation of equipment and leasehold improvements in our new office facility in Boston contributed to these increases.
Restructuring Charges

Restructuring charges represent expenses incurred as a result of our expansion of our Service Value Commitment, our 2011 consolidation of UVEST and our 2009 consolidation of the Affiliated Entities.
Restructuring charges were $7.3 million and $13.4 million for the three and six months ended June 30, 2013, respectively. These charges relate primarily to consulting fees paid to support our technology transformation and to develop our detailed outsourcing plans, as well as employee severance obligations and other related costs and non-cash charges for impairment incurred through our expansion of our Service Value Commitment. Refer to Note 3 of our unaudited condensed consolidated financial statements for additional details regarding this matter.
Restructuring charges were $2.1 million and $3.8 million for the three and six months ended June 30, 2012, respectively. These charges relate primarily to technology costs and other expenditures incurred for the conversion and transfer of advisors and their client accounts from UVEST to LPL Financial.

Interest Expense

Interest expense represents non-operating interest expense for our senior secured credit facilities.
Interest expense decreased $0.8 million, or 5.7%, for the three months ended June 30, 2013 compared with the same period in 2012. The maturity of an interest rate swap agreement on June 30, 2012 for a notional value of

$65.0 million reduced interest expense by $0.7 million for the three months ended June 30, 2013 compared to the same period in 2012.
Interest expense decreased $4.6 million, or 15.8%, for the six months ended June 30, 2013 compared with 2012. The reduction in interest expense for 2013 is due primarily to a reduction in the effective interest rate on our outstanding borrowings as a result of the debt refinancing in March 2012. Additionally, the maturity of an interest rate swap agreement with a notional value of $65.0 million on June 30, 2012, reduced interest expense by $0.7 million for the six months ended June 30, 2013 compared to 2012. The increase in debt resulting from our debt refinancing in May 2013 did not materially increase interest expense in the 2013 period.

Loss on Extinguishment of Debt

Losses from the extinguishment of debt totaled $8.0 million and $16.5 million for the six months ending June 30, 2013 and 2012, respectively. In May 2013, we refinanced and amended our credit agreement and effectively increased our borrowing by approximately $236.1 million, with net proceeds used primarily for working capital requirements and other general corporate purposes. Accordingly, we wrote off $8.0 million of unamortized debt issuance costs that had no future economic benefit related to our prior credit agreement. Refer to Note 8 of our unaudited condensed consolidated financial statements for additional details regarding this matter.

In March 2012, we refinanced and replaced the debt outstanding under our original credit agreement primarily to extend the maturities of our borrowings. In connection with this refinancing, we wrote off $16.5 million of unamortized debt issuance costs that had no future economic benefit related to the previous credit agreement. Refer to Note 8 of our unaudited condensed consolidated financial statements for additional details regarding this matter.

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
During the three months ended June 30, 2013, we recorded income tax expense of $29.8 million, compared with $27.8 million in the prior year period. Our effective income tax rate was 39.8% and 41.3% for the three months ended June 30, 2013 and 2012, respectively. The effective income tax rate was higher in the second quarter of 2012 due to the timing of non-deductible expenses between the first and second quarters of 2012 and a decrease in pre-tax income.
During the six months ended June 30, 2013, we recorded income tax expense of $65.6 million, compared with $53.5 million in the prior year period. Our effective income tax rate was 39.7% and 39.9% for the six months ended June 30, 2013 and 2012, respectively.

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

A summary of changes in our cash flow for the six months ended June 30, 2013 and 2012 is provided below (in thousands):

	For the Six Months Ended June 30,
	2013	2012
Net cash flows provided by (used in):
Operating activities	$(4,344)	$56,113
Investing activities	(33,156)	(59,738)
Financing activities	156,110	(236,091)
Net increase (decrease) in cash and cash equivalents	118,610	(239,716)
Cash and cash equivalents — beginning of period	466,261	720,772
Cash and cash equivalents — end of period	$584,871	$481,056
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.
Net cash provided by or used in operating activities includes net income adjusted for non-cash expenses such as depreciation and amortization, restructuring related charges, share-based compensation, amortization of debt issuance costs, deferred income tax provision and changes in operating assets and liabilities. Operating assets and liabilities include balances related to settlement and funding of client transactions, receivables from product sponsors and accrued commissions and advisory expenses due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and clients' behaviors.
Net cash used in operating activities for the six months ended June 30, 2013 totaled $4.3 million. Net cash provided by operating activities for the six months ended June 30, 2012 totaled $56.1 million. The change in cash flows between periods primarily reflects the impact of client trading and settlement activity, which represented a net use of funds of $155.2 million in 2013 compared to a net use of funds of $7.6 million in 2012. The increased use of cash in client trading and settlement activities was offset in part by higher levels of net income which was $99.8 million for the six months ended June 30, 2013 compared to $80.7 million for the same period in the prior year, and depreciation and amortization which was $40.0 million for the six months ended June 30, 2013 compared to $34.6 million for the same period in the prior year. Additionally, $8.0 million of unamortized debt issuance costs were written off as a charge to earnings during the six months ended June 30, 2013 stemming from our May 2013 debt refinancing, compared to $16.5 million for the same period in the prior year related to our March 2012 debt refinancing.
Net cash used in investing activities for the six months ended June 30, 2013 and 2012 totaled $33.2 million and $59.7 million, respectively. The net cash used in 2013 primarily consists of $32.2 million in capital expenditures. The net cash used in 2012 included $18.8 million in capital expenditures and $38.8 million for the acquisition of Fortigent.
Net cash provided by financing activities for the six months ended June 30, 2013 was $156.1 million. Net cash used in financing activities for the six months ended June 30, 2012 totaled $236.1 million. Cash flows provided by financing activities in 2013 include $1,079.0 million in proceeds from our new senior secured credit facilities and $18.3 million in proceeds from stock option exercises, partially offset by $861.2 million to pay down term loans under our senior secured credit facilities, $51.0 million for repurchases of common stock and $28.8 million of regular cash dividends paid. Cash flows used in financing activities in 2012 include $222.6 million of special cash dividends paid and $55.9 million for repurchases of common stock, partially offset by $48.4 million from excess tax benefits arising from share-based compensation.
We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, which includes three uncommitted lines of credit available and the revolving credit facility established through our credit agreement, will be adequate to satisfy our working capital needs, the payment of all of our obligations and the funding of anticipated capital expenditures for the foreseeable future. In addition, we have certain capital requirements due to our registered broker-dealer entity and bank trust subsidiaries and we have met all capital adequacy requirements for these entities and expect to continue to do so for the foreseeable future. We regularly evaluate our existing indebtedness, including refinancing thereof, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions.
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
On May 29, 2013, a new share repurchase plan to repurchase up to $200.0 million in addition to the remaining capacity available under previous plans was approved. For the three months ended June 30, 2013, 1,428,576 shares were repurchased under our September 2012 repurchase plan at a weighted average price of $36.99 per share for a total cost of $52.8 million. For the six months ended June 30, 2013, 1,583,865 shares were repurchased under our September 2012 repurchase plan at a weighted average price of $36.47 per share for a total cost of $57.8 million. At June 30, 2013 we had $29.2 million available for repurchases under our September 2012 plan and $200.0 million available under our May 2013 plan.
Issuance Under 2008 Nonqualified Deferred Compensation Plan
On February 22, 2012, we distributed 1,673,556 shares, net of shares withheld to satisfy withholding tax requirements of the participants, pursuant to the terms of our 2008 Nonqualified Deferred Compensation Plan. Distributions to participants were made in the form of whole shares of common stock equal to the number of stock units allocated to the participant's account and fractional shares were paid out in cash. Participants authorized us to withhold shares from their distribution of common stock to satisfy their withholding tax obligations. On February 22, 2012 we repurchased 1,149,896 shares and made the related withholding tax payment of approximately $37.5 million.
In calculating earnings per share and diluted earnings per share using the two-class method, we were required to allocate a portion of our earnings to employees that held stock units that contained non-forfeitable rights to dividends or dividend equivalents under our 2008 Nonqualified Deferred Compensation Plan. After the distribution of shares under the 2008 Nonqualified Deferred Compensation Plan, the two-class method was no longer applicable. This distribution of shares did not have a material impact on earnings per share or diluted earnings per share. However, the distribution increased the weighted average share count for the three and six months ended June 30, 2012 by approximately 850,000 shares.
Dividends
The payment, timing and amount of any dividends permitted under our credit facilities are subject to approval by our Board of Directors. Cash dividends per share of common stock and total cash dividends paid during each quarter were as follows (in millions, except per share data):

	2013		2012
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.135	$14.4	$—	$—
Second quarter	$0.135	$14.4	$2.00	$222.6
On July 30, 2013, the Board of Directors declared a cash dividend of $0.19 per share on our outstanding common stock to be paid on August 30, 2013 to all stockholders of record on August 15, 2013.
Regulatory
In July 2012, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (the “Notice”) asserting we are subject to a penalty with respect to an alleged untimely deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with our initial public offering in 2010. In 2012, we recorded an estimate of probable loss within accounts payable and accrued liabilities in our unaudited condensed consolidated statements of financial condition. During the first quarter of 2013, the IRS issued a Summary of Employment Tax Examination (the "Summary") and we remitted payment which approximated amounts previously accrued in accordance with the Summary. We are awaiting final consent of resolution from the IRS. We believe the outcome of this matter will not have a material impact beyond the amounts recorded to our unaudited condensed consolidated statements of income, financial condition or cash flows.
In the second quarter of 2013, we reached an agreement with our principal regulator to resolve a matter related to email surveillance and production. During the first quarter of 2013, we recorded an estimate of a probable loss within professional services and accounts payable and accrued liabilities in our unaudited condensed consolidated statements of income and financial condition, respectively. The outcome of this matter did not differ materially from the amount recorded in our unaudited condensed consolidated statements of income, financial condition or cash flows as of and for the three and six months ended June 30, 2013.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain at clearing organizations to support these clients’ trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When a client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to re-pledge, loan or sell securities which collateralize those margin accounts. As of June 30, 2013, we had received collateral in connection primarily with client margin loans with a fair value of approximately $331.0 million, which can be re-pledged, loaned or sold. Of this amount, approximately $24.8 million has been pledged to the Options Clearing Corporation ("OCC") as collateral to secure certain client obligations related to options positions. Additionally, approximately $132.9 million are held at banks in connection with uncommitted lines of credit, which were unutilized at June 30, 2013; these securities may be used as collateral for loans from these banks. The remainder of $173.3 million has not been re-pledged, loaned or sold. There are no restrictions that materially limit our ability to re-pledge, loan or sell the remaining $306.2 million of client collateral. In May 2013, we ended our participation in the National Securities Clearing Corporation ("NSCC") Stock Borrow Program and all pledged collateral was returned to us.
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
LPL Financial is also subject to the National Futures Association's ("NFA") financial requirements and is required to maintain net capital that is in excess of or equal to the greatest of NFA's minimum financial requirements. Currently, the highest NFA requirement is the minimum net capital calculated pursuant to the SEC's Uniform Net Capital Rule.
In addition to the minimum net capital requirements, the SEC and FINRA have established "early warning" capital requirements for broker-dealers that, when exceeded, limit certain activities of the broker-dealer. Early warning requirements provide advance warning that a firm's net capital is dropping toward its minimum requirement, allowing time for initiation of corrective action. For LPL Financial, an early warning level is reached if its ratio of aggregate customer debit balances falls below 5.0% of net capital. At June 30, 2013, LPL Financial's net capital was $181.1 million and its early warning requirement was $14.9 million. LPL Financial typically maintains net capital in excess of the early warning level to maintain its ability to grow its business, demonstrate the stability of its operations and provide a safeguard in the event of sustained levels of market volatility, as experienced by the securities industry in 2008. At June 30, 2013, LPL Financial's excess net capital was $175.1 million.
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
Our subsidiary, The Private Trust Company N.A. ("PTC"), is subject to various regulatory capital requirements. Failure by any of our subsidiaries to meet their respective minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our unaudited condensed consolidated financial statements.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments, seek additional capital or restructure or refinance our indebtedness. These measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity constraints and might be required to dispose of material assets or operations to meet our debt service and other obligations. However, our senior secured credit agreement will restrict our ability to dispose of assets and our use of proceeds from any such dispositions. We may not be able to consummate those dispositions, and even if we could consummate such dispositions, we may not be able to obtain the proceeds that we could realize from them and, in any event, any such proceeds may not be adequate to meet any debt service obligations then due.
Indebtedness
On May 13, 2013, we entered into the First Amendment and Incremental Assumption Agreement (“Amended Credit Agreement”) with our wholly owned subsidiary, LPL Holdings, Inc., the other Credit Parties signatory thereto, the several Lenders parties thereto, Bank of America, N.A. as Administrative Agent, and other parties thereto. The Amended Credit Agreement supplements and amends the Company's Credit Agreement, dated as of March 29, 2012 (“Previous Credit Agreement”).
Pursuant to the Previous Credit Agreement, the Company established a Term Loan A of $735.0 million maturing on March 29, 2017 ("Term Loan A"), a Term Loan B of $615.0 million maturing on March 29, 2019 ("Prior Term Loan B") and a revolving credit facility with borrowing capacity of $250.0 million maturing on March 29, 2017 ("Revolving Credit Facility").
Pursuant to the Amended Credit Agreement, the Company amended Prior Term Loan B to increase its borrowings to an aggregate principal amount of $1,083.9 million (“Amended Term Loan B”). On May 13, 2013, we used the proceeds of Amended Term Loan B to (i) refinance the remaining outstanding balance of $608.9 million on Prior Term Loan B and (ii) repay a portion of the outstanding balance on Term Loan A in an aggregate principal amount of $238.9 million (“Term Loan A Repayment”). The remaining loan proceeds are available for working capital requirements and other general corporate purposes. The maturity date of Amended Term Loan B is March 29, 2019. The amount and maturity of the Revolving Credit Facility was not changed in the Amended Credit Agreement.
In connection with the execution of the Amended Credit Agreement, we incurred $7.4 million in costs that are capitalized as debt issuance costs in the unaudited condensed consolidated statements of financial condition. Because this refinancing resulted in the repayment of all outstanding principal borrowings on Prior Term Loan B, we accelerated the recognition of $8.0 million of unamortized costs attributable to Prior Term Loan B related to the Previous Credit Agreement. This accelerated recognition has been recorded as a loss on extinguishment of debt within the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2013.

In addition, we maintain three uncommitted lines of credit at LPL Financial. Two of the lines have unspecified limits, and are primarily dependent on our ability to provide sufficient collateral. The other line had a $200.0 million and $150.0 million limit at June 30, 2013 and December 31, 2012, respectively, and allows for both collateralized and uncollateralized borrowings. The lines were utilized in 2013 and 2012; however, there were no balances outstanding at June 30, 2013 or December 31, 2012.
We also were party to an interest rate swap agreement, in a notional amount of $65.0 million, to mitigate interest rate risk by hedging the variability of a portion of our floating-rate senior secured term loan. This agreement expired on June 30, 2012. While our term loan is unhedged as of June 30, 2013, the risk of variability on our floating interest rate is partially mitigated by the client margin loans, which carry floating interest rates, as well as fees received from the cash sweep programs. At June 30, 2013, our receivables from our advisors’ clients for margin loan activity were approximately $236.4 million, and the balance of deposits in the cash sweep programs was $25.6 billion.
Interest Rate and Fees
Borrowings under Term Loan A and Amended Term Loan B bear interest at a base rate equal to either one, two, three, six, nine or twelve-month LIBOR (the "Eurodollar Rate") plus the applicable margin, or an alternative base rate (“ABR”) plus the applicable margin. The ABR is equal to the greatest of (a) the prime rate in effect on such day, (b) the effective federal funds rate in effect on such day plus 0.50%, (c) the Eurodollar Rate plus 1.00% and (d) solely in the case of Amended Term Loan B, 1.75%.
The applicable margin for borrowings with respect to Term Loan A, Amended Term Loan B and the Revolving Credit Facility is currently 1.50% for base rate borrowings and 2.50% for LIBOR borrowings. The applicable margin on our term loans and Revolving Credit Facility could change depending on our total leverage ratio.
The applicable borrowing rates for Term Loan A were not affected by the refinancing on May 13, 2013. Borrowings under Prior Term Loan B bore interest at rates similar to the Amended Term Loan B except that the applicable margin for borrowings under the Previous Credit Agreement was 2.00% for base rate borrowings and 3.00% for LIBOR borrowings and the LIBOR rate with respect to Prior Term Loan B was subject to a floor of 1.00%.
In addition to paying interest on outstanding principal under the Amended Credit Agreement, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee rate at June 30, 2013 was 0.50% for our Revolving Credit Facility, but is subject to change depending on our leverage ratio. Prior to the closing of the Previous Credit Agreement on March 29, 2012, the commitment fee was 0.75% on our previous revolving credit facility. We must also pay customary letter of credit fees.
Prepayments
The Amended Credit Agreement (other than the Revolving Credit Facility) requires us to prepay outstanding amounts under our senior secured term loan facility subject to certain exceptions, with:

•
50% (percentage will be reduced to 0% if our total leverage ratio is 3.00 to 1.00 or less) of our annual excess cash flow (as defined in the Amended Credit Agreement) adjusted for, among other things, changes in our net working capital (as of June 30, 2013 our total leverage ratio was 2.50);

•
100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including insurance recoveries), if we do not reinvest or commit to reinvest those proceeds in assets to be used in our business or to make certain other permitted investments within 15 months as long as such reinvestment is completed within 180 days and

•	100% of the net cash proceeds of any incurrence of debt, other than proceeds from debt permitted under the Amended Credit Agreement.
Mandatory prepayments in respect of the incurrence of any debt can be applied by us to scheduled installments of principal of Term Loan A and Amended Term Loan B in any order at our direction. Any other mandatory prepayments described above will be applied to scheduled installments of principal of Term Loan A and Amended Term Loan B in direct order. We may voluntarily repay outstanding term loans under the Amended Credit Agreement at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans, and with the exception of certain repricing transactions in respect to Amended Term Loan B consummated before November 13, 2013, which will be subject to a premium of 1.0% of the principal amount of Amended Term Loan B subject to such repricing transaction.

Amortization
Under the Previous Credit Agreement, we were required to make quarterly repayments of the principal for Term Loan A totaling 5.0% for the twelve months ended March 31, 2014 and 10.0% for each of the twelve months ended March 31, 2015, 2016 and 2017 (“Mandatory Amortization”), with the remaining principal due upon maturity. The Term Loan A Repayment of $238.9 million was equal to this Mandatory Amortization. As a result of the refinancing described above, the Company has no required repayments of principal for Term Loan A until its maturity on March 29, 2017.

Quarterly repayments of the principal for Amended Term Loan B will total 1.0% per year with the remaining principal due upon maturity.

Any outstanding principal under the Revolving Credit Facility will be due upon maturity.
Guarantee and Security
The loans under the Amended Credit Agreement are secured primarily through pledges of the capital stock in certain of our subsidiaries.

Certain Covenants and Events of Default
The Amended Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

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
Our Amended Credit Agreement prohibits us from paying dividends and distributions or repurchasing our capital stock except for limited purposes, including, but not limited to payments in connection with: (i) redemption, repurchase, retirement or other acquisition of our equity interests from present or former officers, managers, consultants, employees and directors upon the death, disability, retirement, or termination of employment of any such person or otherwise in accordance with any stock option or stock appreciation rights plan, any management or employee stock ownership plan, stock subscription plan, employment termination agreement or any employment agreements or stockholders’ agreement, in an aggregate amount not to exceed $10.0 million in any fiscal year plus the amount of cash proceeds from certain equity issuances to such persons, and the amount of certain key-man life insurance proceeds, (ii) franchise taxes, general corporate and operating expenses not to exceed $3.0 million in any fiscal year, and fees and expenses related to any unsuccessful equity or debt offering permitted by the Amended Credit Agreement, (iii) tax liabilities to the extent attributable to our business and our subsidiaries and (iv) dividends and other distributions in an aggregate amount not to exceed the sum of (a) the greater of (i) $250,000,000 and (ii) 6.75% of our consolidated total assets, (b) the available amount (as defined in the Amended Credit Agreement), (c) the available equity amount (as defined in the Amended Credit Agreement) and (d) the incremental dividend amount (as defined in the Amended Credit Agreement). Notwithstanding the foregoing, we may make unlimited dividends and distributions provided that after giving pro forma effect thereto, our total leverage ratio does not exceed 2.0. As of June 30, 2013, we have the ability to make dividends and distributions or repurchase our capital stock totaling $482.8 million, subject to Board approval.
The share repurchase programs approved in May 2012, September 2012 and May 2013 were authorized by the Board of Directors pursuant to item (iv) above. Our special dividend of $2.00 per share to common stockholders, approved on March 30, 2012, was authorized by the Board of Directors pursuant to a one-time exception to the restriction on dividends. Any future declarations of quarterly cash dividends will be authorized pursuant to item (iv) above.
In addition, our financial covenant requirements include a total leverage ratio test and an interest coverage ratio test. Under our total leverage ratio test, we covenant not to allow the ratio of our consolidated total debt (as defined in our Amended Credit Agreement) to an adjusted EBITDA reflecting financial covenants in our Amended Credit Agreement (“Credit Agreement Adjusted EBITDA”) to exceed certain prescribed levels set forth in the Amended Credit Agreement. Under our interest coverage ratio test, we covenant not to allow the ratio of our Credit Agreement Adjusted EBITDA to our consolidated interest expense (as defined in our Amended Credit Agreement) to be less than certain prescribed levels set forth in the Amended Credit Agreement. Each of our financial ratios is measured at the end of each fiscal quarter.
Our Amended Credit Agreement provides us with a right to cure in the event we fail to comply with our leverage ratio test or our interest coverage test. We must exercise this right to cure within ten days of the delivery of our quarterly certificate calculating the financial ratios for that quarter.
If we fail to comply with these covenants and are unable to cure, we could face substantial liquidity problems and could be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful or feasible. Our Amended Credit Agreement restricts our ability to sell assets. Even if we could consummate those sales, the proceeds that we realize from them may not be adequate to meet any debt service obligations then due. Furthermore, if an event of default were to occur with respect to our Amended Credit Agreement, our creditors could, among other things, accelerate the maturity of our indebtedness.
As of June 30, 2013 and December 31, 2012 we were in compliance with all of our covenant requirements. Our covenant requirements and actual ratios as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
Financial Ratio	Covenant Requirement	Actual Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	4.00	2.50	4.00	2.38
Interest Coverage (Minimum)	3.00	10.57	3.00	9.03

Set forth below is a reconciliation from EBITDA, Adjusted EBITDA and Credit Agreement Adjusted EBITDA to our net income for the trailing twelve months ended June 30, 2013 and December 31, 2012 (in thousands):

	June 30,	December 31,
	2013	2012
Net income	$171,045	$151,918
Interest expense	50,182	54,826
Income tax expense	110,828	98,673
Amortization of intangible assets(1)	39,306	39,542
Depreciation and amortization of fixed assets	37,922	32,254
EBITDA	409,283	377,213
EBITDA Adjustments:
Employee share-based compensation expense(2)	16,656	17,544
Acquisition and integration related expenses(3)	17,286	20,474
Restructuring and conversion costs(4)	15,557	6,146
Debt extinguishment costs(5)	7,968	16,652
Equity issuance and related offering costs(6)	4,040	4,486
Other(7)	14,123	11,967
Total EBITDA Adjustments	75,630	77,269
Adjusted EBITDA	484,913	454,482
Advisor and financial institution share-based compensation expense(8)	5,278	3,807
Other(9)	5,645	4,190
Credit Agreement Adjusted EBITDA	$495,836	$462,479
____________

(1)	Represents amortization of intangible assets as a result of our purchase accounting adjustments from our merger transaction in 2005 and various acquisitions.

(2)
Represents share-based compensation expense for equity awards granted to employees, officers and directors. Such awards are measured based on the grant date fair value and recognized over the requisite service period of the individual awards, which generally equals the vesting period.

(3)
Represents acquisition and integration costs resulting from various acquisitions, including changes in the estimated fair value of future payments, or contingent consideration, required to be made to former shareholders of certain acquired entities. Approximately $11.8 million and $11.4 million were recognized as charges against earnings due to net increases in estimated fair value of contingent consideration during the trailing twelve months ended June 30, 2013 and December 31, 2012, respectively.

(4)
Represents organizational restructuring charges, conversion and other related costs incurred resulting from the expansion of our Service Value Commitment, the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities. As of June 30, 2013, we have recognized approximately 19% of costs related to the expansion of the Service Value Commitment, which is expected to be completed in 2015. As of June 30, 2013, approximately 91% and 99% of costs related to the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities, respectively, have been recognized. The remaining costs for the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities largely consist of the amortization of transition payments that have been made in connection with these two consolidations for the retention of advisors and financial institutions that are expected to be recognized into earnings by December 2014.

(5)
Represents expenses incurred resulting from the early extinguishment and repayment of amounts outstanding under our Previous Credit Agreement and Original Credit Agreement for the trailing twelve months ended June 30, 2013 and December 31, 2012, respectively, including the write-off of $8.0 million and $16.5 million, respectively, of unamortized debt issuance costs that have no future economic benefit, as well as various other charges incurred in connection with the establishment of the Amended Credit Agreement and the Previous Credit Agreement, respectively.

(6)
Represents equity issuance and offering costs incurred in the twelve months ended June 30, 2013 and December 31, 2012, related to the closing of the secondary offering in the second quarter of 2012. In addition, results for the twelve months ended June 30, 2013 and December 31, 2012 include a $3.9 million charge for the late deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with the 2010 initial public offering (See Note 9 in the unaudited condensed consolidated financial statements).

(7)
Generally, represents certain excise and other taxes. Results for the twelve months ended June 30, 2013 and December 31, 2012 include approximately $7.0 million, respectively, for consulting services and technology development aimed at enhancing our performance in support of our advisors while operating at a lower cost under the Program. In addition, results for the twelve months ended June 30, 2013 and December 31, 2012, include asset impairment charges of $4.8 million and $4.0 million, respectively, for certain fixed assets related to internally developed software that were determined to have no estimated fair value. Results for the twelve months ended June 30, 2013 include $2.7 million of severance and termination benefits related to a change in management structure that have been excluded from the presentation of Adjusted EBITDA.

(8)
Credit Agreement Adjusted EBITDA excludes the recognition of share-based compensation expense from stock options and warrants granted to advisors and financial institutions based on the fair value of the awards at each interim reporting period under the Black-Scholes valuation model, as defined under the terms of the Amended Credit Agreement.

(9)
Represents other items that are adjustable in accordance with our Amended Credit Agreement to arrive at Credit Agreement Adjusted EBITDA including employee severance costs, employee signing costs, and employee retention or completion bonuses.

Off-Balance Sheet Arrangements
We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Notes 9 and 14 of our unaudited condensed consolidated financial statements.

Contractual Obligations

The following table provides information with respect to our commitments and obligations as of June 30, 2013 (in thousands):

	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Leases and other obligations(1)(2)	$419,853	$33,923	$78,000	$60,798	$247,132
Senior secured term loan facilities(3)	1,540,515	10,838	21,677	481,052	1,026,948
Commitment fee on revolving line of credit(4)	4,350	1,159	2,321	870	—
Variable interest payments(5):
Term Loan A	58,534	12,798	30,969	14,767	—
Amended Term Loan B	248,214	35,491	73,744	97,404	41,575
Total contractual cash obligations	$2,271,466	$94,209	$206,711	$654,891	$1,315,655

_________________

(1)
In June 2013, we entered into a long-term contractual obligation with a third-party service provider to enhance the quality, speed and cost of processes that support us by outsourcing certain functions. The table above includes the minimum payments due over the duration of the contract. The contractual obligation may be canceled, subject to a termination penalty that is approximately equal to the initial annual minimum payment. The termination penalty steps down ratably through the passage of time. Minimum payments have not been reduced by this termination penalty.

(2)
Minimum payments for applicable leases have not been reduced by minimum sublease rental income of $4.4 million that is due in the future under noncancelable subleases. Note 9 of our unaudited condensed consolidated financial statements provides further detail on operating lease obligations and obligations under noncancelable service contracts.

(3)	Represents principal payments under our Amended Credit Agreement. See Note 8 of our unaudited condensed consolidated financial statements for further detail.

(4)	Represents commitment fees for unused borrowings on our Revolving Credit Facility. See Note 8 of our unaudited condensed consolidated financial statements for further detail.

(5)
Our senior secured term loan facilities bear interest at floating rates. Variable interest payments are shown assuming the applicable LIBOR rates at June 30, 2013 remain unchanged. See Note 8 of our unaudited condensed consolidated financial statements for further detail.

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
As of June 30, 2013, we have a liability for unrecognized tax benefits of $21.2 million, which we have netted against income taxes receivable in the unaudited condensed consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

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

At June 30, 2013, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

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

At June 30, 2013, the fair value of our trading securities owned were $9.0 million. Securities sold, but not yet purchased were $0.2 million at June 30, 2013. See Note 4 of our unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned and securities sold, but not yet purchased associated with our client facilitation activities. See Note 5 of our unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.

We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.

We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trail commissions are paid and assets eligible for sponsor payments.

Interest Rate Risk

We are exposed to risk associated with changes in interest rates. As of June 30, 2013, all of the outstanding debt under our Amended Credit Agreement, $1.5 billion, was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at June 30, 2013 (in thousands):

	Outstanding at	Annual Impact of an Interest Rate Increase of
	Variable Interest	10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans	Rates	Points	Points	Points	Points
Term Loan A(1)	$459,375	$459	$1,148	$2,297	$4,594
Amended Term Loan B(2)	1,081,140	—	—	1,064	6,449
Variable Rate Debt Outstanding	$1,540,515	$459	$1,148	$3,361	$11,043
_______________________

(1)	The variable interest rate for our Term Loan A is based on the one-month LIBOR of 0.20%, plus the applicable interest rate margin of 2.50%.

(2)
The variable interest rate for Amended Term Loan B is comprised of two components: the first component is based on fifty percent of the outstanding loan balance with interest calculated at the greater of the three-month LIBOR of 0.28% or 0.75%, plus the applicable interest rate margin of 2.50%; the second component is based on fifty percent of the outstanding loan balance with interest calculated at the greater of the six-month LIBOR of 0.42% or 0.75%, plus the applicable interest rate margin of 2.50%.

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

The average Federal Reserve effective federal funds rate ("FFER") for June 2013 was 0.12%. The following table reflects the approximate annual impact to asset-based revenues on our insured cash programs (assuming that client balances at June 30, 2013 remain unchanged) of an upward or downward change in short-term interest rates of one basis point (dollars in thousands):

Federal Reserve Effective Federal Funds Rate	Annualized Increase or Decrease in Asset-Based Revenues per One Basis Point Change
0.00% - 0.25%	$1,700
0.26% - 1.25%	800
1.26% - 2.25%	700
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

As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our loss on margin accounts is immaterial and did not exceed $0.1 million during the six months ended June 30, 2013 and 2012. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
There have been no material changes in the information regarding the Company’s risks, as set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2012 Annual Report on Form 10-K, except for the following revised risk factors, each of which appeared in Part I, “Item 1A. Risk Factors” in the Company's 2012 Annual Report on Form 10-K, but have been revised to reflect events that occurred during the current reporting period:
Anti-takeover provisions in our certificate of incorporation and bylaws could prevent or delay a change in control of our company.
Our certificate of incorporation and our bylaws contain certain provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable, including the following:

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

•
the approval of holders of at least two-thirds of the shares entitled to vote generally on the making, alteration, amendment or repeal of our certificate of incorporation or bylaws will be required to adopt, amend or repeal our bylaws, or amend or repeal certain provisions of our certificate of incorporation;

•
the required approval of holders of at least two-thirds of the shares entitled to vote at an election of the directors to remove directors and the inability to remove directors other than for cause; and

•
the ability of our board of directors to designate the terms of and issue new series of preferred stock, without stockholder approval, which could be used to institute a rights plan, or a poison pill, that would work to dilute the stock ownership or a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.

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
We rely on outsourced service providers to perform certain key technology, processing and support functions. For example, we have an agreement with Thomson Reuters BETA Systems, a division of Thomson Reuters, under which they provide us operational support, including data processing services for securities transactions and back office processing support. Our use of third party service providers may decrease our ability to control operating risks and information technology systems risks. Any significant failures by our service providers could cause us to incur losses and could harm our reputation. If we had to change these service providers, we would experience a disruption to our business. Although we believe we have the resources to make such transitions with minimal disruption, we cannot predict the costs and time for such conversions. We cannot provide any assurance that the disruption caused by a change in our service providers would not have a material adverse effect on our business. We are transitioning additional business processes to third party service providers in connection with the Service Value Commitment, which increases our reliance on outsourced providers and the related risks described above.  To the extent we outsource selected services or selected functions to third party service providers in foreign jurisdictions, we could be exposed to risks inherent in conducting business outside of the United States, including international economic and political conditions, and the additional costs associated with complying with foreign laws and fluctuations in currency values.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases on a monthly basis during the second quarter of 2013:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
April 1, 2013 through April 30, 2013	—	$—	—	$81,983,490
May 1, 2013 through May 31, 2013(2)	77,951	$37.03	77,951	$79,098,165
June 1, 2013 through June 30, 2013	1,350,625	$36.99	1,350,625	$29,162,931
April 1, 2013 through June 30, 2013	1,428,576	$36.99	1,428,576	$29,162,931
____________________

(1)	See Note 10 of the unaudited condensed consolidated financial statements for additional information.

(2)	In May 2013, the Board authorized the Company to repurchase up to an additional $200.0 million of the Company's issued and outstanding shares of common stock.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Exchange Act, which requires us to disclose whether we or any of our “affiliates” has engaged during the quarterly period ended June 30, 2013 in certain activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. government. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Neither we nor our controlled affiliates have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarterly period ended June 30, 2013.
Funds affiliated with Hellman & Friedman LLC (“H&F”) own a minority interest in the Company. H&F has provided us with disclosure for Gaztransport & Technigaz S.A.S, another of its minority-owned portfolio companies, which may be considered an affiliate of H&F under Section 13(r) of the Exchange Act. Such disclosure is included in, and the Company hereby incorporates by reference herein, Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

3.1
Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the registration statement on Form S-1 (File Number 333-167325) on July 9, 2010, and incorporated herein by reference)

3.2	Certificate of Ownership and Merger (previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File Number 001-34963) on June 19, 2012, and incorporated herein by reference)
3.3	Third Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Current Report on Form 8-K/A (File Number 001-34963) on August 8, 2012 and incorporated herein by reference)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
99.1	Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (filed herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	July 31, 2013	By:	/s/ MARK S. CASADY
Mark S. Casady
Chairman and Chief Executive Officer

Date:	July 31, 2013	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
Chief Financial Officer