Form 10-Q
period 2013-09-30
LPL Financial Holdings Inc.
filed 2013-10-30
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of October 21, 2013 was 101,719,374.

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

When we use the terms “LPLFH,” “we,” “us,” “our” and the "Company," we mean LPL Financial Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company's future financial and operating results, growth, business strategy, plans, liquidity, ability and plans to repurchase shares and pay dividends in the future, including statements regarding projected costs, projected savings, projected expenses and anticipated improvements to the Company's operating model, services, and technology as a result of the Service Value Commitment, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements.  These forward-looking statements are based on the Company's historical performance and its plans, estimates and expectations as of October 30, 2013. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions or expectations expressed or implied by the Company will be achieved.  Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements.  Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of assets under custody; effects of competition in the financial services industry; changes in the number of the Company's financial advisors and institutions, and their ability to market effectively financial products and services; changes in interest rates and fees payable by banks participating in the Company's cash sweep program, including the Company's success in negotiating agreements with current or additional counterparties; the Company's success in integrating the operations of acquired businesses; execution of the Company's plans related to the Service Value Commitment, including the Company's ability to successfully transform and transition business processes to third party service providers; the Company's success in negotiating and developing commercial arrangements with third party service providers that will enable the Company to realize the service improvements and efficiencies expected to result from the Service Value Commitment; the performance of third party service providers to which business processes are transitioned from the Company; the Company's ability to control operating risks, information technology systems risks and sourcing risks; the effect of current, pending and future legislation, regulation and regulatory actions, including disciplinary actions imposed by self-regulatory organizations; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company's 2012 Annual Report on Form 10-K, as may be amended or updated in our Quarterly Reports on Form 10-Q. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report, even if its estimates change, and you should not rely on statements contained herein as representing the Company's views as of any date subsequent to the date of this quarterly report.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Commission	$527,419	$442,129	$1,521,390	$1,353,025
Advisory	299,101	267,334	878,421	786,507
Asset-based	107,447	100,024	318,718	300,049
Transaction and other	93,799	84,730	271,808	238,196
Interest income, net of interest expense	4,509	4,629	13,343	14,139
Other	20,937	8,382	43,248	24,928
Total net revenues	1,053,212	907,228	3,046,928	2,716,844
EXPENSES:
Commission and advisory	724,835	620,165	2,086,075	1,858,139
Compensation and benefits	102,310	91,309	299,317	273,355
Promotional	36,807	31,844	85,276	74,797
Depreciation and amortization	21,432	18,423	61,451	53,010
Occupancy and equipment	16,568	13,914	49,649	42,418
Professional services	18,955	15,672	47,588	46,992
Brokerage, clearing and exchange	11,360	9,938	32,958	29,007
Communications and data processing	11,017	10,249	31,401	28,945
Regulatory fees and other	8,234	6,979	23,339	21,416
Restructuring charges	6,482	1,211	19,851	4,962
Other	20,547	20,460	37,116	36,573
Total operating expenses	978,547	840,164	2,774,021	2,469,614
Non-operating interest expense	13,363	12,826	38,190	42,297
Loss on extinguishment of debt	—	—	7,962	16,524
Total expenses	991,910	852,990	2,820,173	2,528,435
INCOME BEFORE PROVISION FOR INCOME TAXES	61,302	54,238	226,755	188,409
PROVISION FOR INCOME TAXES	23,671	19,939	89,316	73,429
NET INCOME	$37,631	$34,299	$137,439	$114,980
EARNINGS PER SHARE (Note 12):
Basic	$0.36	$0.31	$1.30	$1.05
Diluted	$0.36	$0.31	$1.29	$1.02
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET INCOME	$37,631	$34,299	$137,439	$114,980
Other comprehensive (loss) income, net of tax:
Unrealized loss on cash flow hedges, net of tax expense of $155 for the three and nine months ended September 30, 2013	(250)	—	(250)	—
Adjustment for items reclassified to earnings, net of tax expense of $527 for the nine months ended September 30, 2012, respectively	—	—	—	850
Total other comprehensive (loss) income, net of tax	(250)	—	(250)	850
TOTAL COMPREHENSIVE INCOME	$37,381	$34,299	$137,189	$115,830

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except par value)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$585,740	$466,261
Cash and securities segregated under federal and other regulations	428,043	577,433
Receivables from:
Clients, net of allowance of $567 at September 30, 2013 and $587 at December 31, 2012	341,387	369,814
Product sponsors, broker-dealers and clearing organizations	152,582	152,950
Others, net of allowance of $7,200 at September 30, 2013 and $6,675 at December 31, 2012	252,864	241,324
Securities owned:
Trading — at fair value	8,848	8,088
Held-to-maturity	6,761	10,202
Securities borrowed	10,616	9,448
Income taxes receivable	9,030	5,215
Fixed assets, net of accumulated depreciation and amortization of $288,411 at September 30, 2013 and $324,684 at December 31, 2012	140,846	130,847
Debt issuance costs, net of accumulated amortization of $6,671 at September 30, 2013 and $4,903 at December 31, 2012	17,361	21,254
Goodwill	1,361,361	1,371,523
Intangible assets, net of accumulated amortization of $256,555 at September 30, 2013 and $237,681 at December 31, 2012	474,253	503,528
Other assets	124,396	120,637
Total assets	$3,914,088	$3,988,524
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$178,151	$203,132
Payables to clients	538,083	749,505
Payables to broker-dealers and clearing organizations	23,043	53,031
Accrued commission and advisory expenses payable	128,601	128,459
Accounts payable and accrued liabilities	244,565	216,138
Unearned revenue	63,474	61,808
Securities sold, but not yet purchased — at fair value	318	366
Senior secured credit facilities	1,537,806	1,317,825
Deferred income taxes — net	108,390	118,240
Total liabilities	2,822,431	2,848,504
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 116,854,124 shares issued at September 30, 2013 and 115,713,741 shares issued at December 31, 2012	117	116
Additional paid-in capital	1,274,947	1,228,075
Treasury stock, at cost — 14,313,119 shares at September 30, 2013 and 9,421,800 shares at December 31, 2012	(471,653)	(287,998)
Accumulated other comprehensive loss	(250)	—
Retained earnings	288,496	199,827
Total stockholders’ equity	1,091,657	1,140,020
Total liabilities and stockholders’ equity	$3,914,088	$3,988,524
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Amounts in thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2011	110,532	$110	$1,137,723	2,618	$(89,037)	$(850)	$296,802	$1,344,748
Net income and other comprehensive income, net of tax expense						850	114,980	115,830
Issuance of common stock to settle restricted stock units (Note 11)	2,823	3	(3)					—
Treasury stock purchases				3,610	(110,533)			(110,533)
Cash dividends on common stock							(235,799)	(235,799)
Stock option exercises and other	2,054	2	12,832					12,834
Share-based compensation	22		16,451					16,451
Excess tax benefits from share-based compensation			49,753					49,753
BALANCE — September 30, 2012	115,431	$115	$1,216,756	6,228	$(199,570)	$—	$175,983	$1,193,284

BALANCE — December 31, 2012	115,714	$116	$1,228,075	9,422	$(287,998)	$—	$199,827	$1,140,020
Net income and other comprehensive income, net of tax expense						(250)	137,439	137,189
Treasury stock purchases				4,910	(184,318)			(184,318)
Cash dividends on common stock							(48,672)	(48,672)
Stock option exercises and other	1,140	1	27,623	(19)	663		(98)	28,189
Share-based compensation			17,330					17,330
Excess tax benefits from share-based compensation			1,919					1,919
BALANCE — September 30, 2013	116,854	$117	$1,274,947	14,313	$(471,653)	$(250)	$288,496	$1,091,657
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$137,439	$114,980
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	61,451	53,010
Amortization of debt issuance costs	3,285	3,470
Share-based compensation	17,330	16,451
Excess tax benefits related to share-based compensation	(1,919)	(49,753)
Provision for bad debts	1,911	1,221
Deferred income tax provision	(9,850)	(12,297)
Loss on extinguishment of debt	7,962	16,524
Net changes in estimated fair value of contingent consideration obligations	4,131	9,882
Closure of NestWise (Note 1)	9,294	—
Other	1,886	1,791
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	149,390	(10,678)
Receivables from clients	28,447	(25,656)
Receivables from product sponsors, broker-dealers and clearing organizations	368	8,051
Receivables from others	(14,472)	(22,242)
Securities owned	(1,373)	(633)
Securities borrowed	(1,168)	(2,149)
Other assets	625	(37,575)
Drafts payable	(24,981)	(21,564)
Payables to clients	(211,422)	(50,697)
Payables to broker-dealers and clearing organizations	(29,988)	3,044
Accrued commission and advisory expenses payable	142	(1,991)
Accounts payable and accrued liabilities	13,697	3,637
Income taxes receivable/payable	(1,896)	47,330
Unearned revenue	1,666	(2,665)
Securities sold, but not yet purchased	(48)	59,936
Net cash provided by operating activities	$141,907	$101,427

Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(40,787)	$(32,534)
Purchase of securities classified as held-to-maturity	(2,495)	(2,914)
Proceeds from maturity of securities classified as held-to-maturity	5,900	6,350
Deposits of restricted cash	(1,500)	(67)
Release of restricted cash	613	6,800
Acquisitions, net of cash acquired	—	(43,684)
Purchases of minority interest investments	(2,500)	(1,575)
Net cash used in investing activities	(40,769)	(67,624)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured credit facilities	(863,869)	(1,354,118)
Proceeds from senior secured credit facilities	1,078,957	1,330,681
Payment of debt issuance costs	(2,461)	(4,431)
Repurchase of common stock	(175,722)	(107,524)
Dividends on common stock	(48,672)	(235,799)
Excess tax benefits related to share-based compensation	1,919	49,753
Proceeds from stock option exercises and other	28,189	12,834
Net cash provided by (used in) financing activities	18,341	(308,604)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	119,479	(274,801)
CASH AND CASH EQUIVALENTS — Beginning of period	466,261	720,772
CASH AND CASH EQUIVALENTS — End of period	$585,740	$445,971
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$38,433	$42,288
Income taxes paid	$100,999	$36,971
NONCASH DISCLOSURES:
Fixed assets acquired under build-to-suit lease	$9,088	$5,599
Discount on proceeds from senior secured credit facilities recorded as debt issuance costs	$4,893	$19,319
Pending settlement of treasury stock purchases	$8,596	$3,009
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
On August 15, 2013, investment funds affiliated with Hellman & Friedman LLC ("H&F") distributed an aggregate of 12.6 million shares of LPLFH's common stock to their respective partners (the "H&F Distribution"), representing all of the outstanding shares held by H&F as of the date of the H&F Distribution. In addition, two members of the Company's board of directors (the "Board of Directors") who had been designated to serve as directors by H&F tendered their resignations concurrent with the H&F Distribution, consistent with the terms of the Company's stockholders agreement.
One of the Company’s subsidiaries, NestWise LLC (“NestWise”), was established in 2012 to train, develop and support advisors who focused on the efficient delivery of planning and investment services to the mass market. On August 28, 2013, the Company informed employees of its decision to close the operations of NestWise (the “NestWise Closure”). NestWise ceased operations on September 30, 2013 (see Notes 4 and 6).
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
Reportable Segment — The Company's internal reporting is organized into two service channels: Independent Advisor Services and Institution Services. These service channels qualify as individual operating segments and are aggregated and viewed as one reportable segment due to their similar economic characteristics, products and services, production and distribution processes, and regulatory environment.
Prior to the third quarter of 2013, the Company's internal reporting was organized into three service channels: Independent Advisor Services, Institution Services and Custom Clearing Services. During the third quarter of 2013, functions within Institution Services and Customer Clearing Services were unified under a single service channel: Institution Services.
Derivative Financial Instruments — The Company uses derivative financial instruments, consisting of non-deliverable foreign currency forward contracts, to mitigate foreign currency exchange rate risk related to operating expenses that are subject to repricing (see Note 9).
The Company has designated these derivative financial instruments as cash flow hedges, all of which qualify for hedge accounting. To qualify for hedge accounting, the derivative must be formally designated as a hedge through documentation of the relationship between the derivative and the hedged item. The documentation must include a description of the hedging instrument, the hedge item, the risk being hedged, the Company's risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge and the method for measuring hedge ineffectiveness. In addition, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an ongoing basis.
The Company assesses the ongoing effectiveness of its cash flow hedges through the use of the critical terms match method which is based on conventional calculations including foreign currency exchange rates and forecasted hedge transactions, and the evaluation of counterparty credit risk. Changes in the fair value of the effective portion of the Company's cash flow hedges are presented in other comprehensive income (loss), and reclassified into earnings to match the timing of the underlying hedged item. Hedge ineffectiveness is measured at the end of each fiscal quarter, with any gains or losses realized into earnings in the current period.
Fair Value of Financial Instruments — The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its indebtedness. The Company carries its indebtedness at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 4 for additional detail regarding the Company’s fair value measurements. As of September 30, 2013, the carrying amount and fair value of the Company’s indebtedness was approximately $1,537.8 million and $1,526.3 million, respectively. As of December 31, 2012, the carrying amount and fair value was approximately $1,317.8 million and $1,320.4 million, respectively.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Pronouncements — Recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2013, as compared to the recent accounting pronouncements described in the Company's 2012 Annual Report on Form 10-K, that are of significance, or potential significance, to the Company are discussed below.
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income (Topic 220)—Clarifying Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which updates disclosure requirements to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012. This update is only disclosure related and has no impact on the Company's results of operations, financial condition or cash flows.

3.    Restructuring
Service Value Commitment
On February 5, 2013, the Company committed to an expansion of its Service Value Commitment, an ongoing effort to position the Company for sustainable long-term growth by improving the service experience of its advisors and delivering efficiencies in its operating model. The Company assessed its information technology delivery, governance, organization and strategy and committed to undertake a course of action (the “Program”) to reposition its labor force and invest in technology, human capital, marketing and other key areas to enable future growth. The Program is expected to be completed in 2015.
The Company estimates total charges in connection with the Program to be approximately $65.0 million. These expenditures are comprised of outsourcing and other related costs, technology transformation costs, employee severance obligations and other related costs and non-cash charges for impairment of certain fixed assets related to internally developed software.
The following table summarizes the balance of accrued expenses and the changes in the accrued amounts for the Program as of and for the nine months ended September 30, 2013 (in thousands):

	Accrued Balance at December 31, 2012	Costs Incurred(1)	Payments	Non-cash	Accrued Balance at September 30, 2013	Total Expected Restructuring Costs(2)
Outsourcing and other related costs	$—	$9,278	$(8,666)	$—	$612	$26,000
Technology transformation costs	—	6,474	(6,464)	—	10	23,000
Employee severance obligations and other related costs	—	1,588	(878)	—	710	15,000
Asset impairments	—	842	—	(842)	—	1,000
Total	$—	$18,182	$(16,008)	$(842)	$1,332	$65,000
________________________________

(1)	At September 30, 2013, costs incurred represent the total cumulative costs incurred under the Program to date.

(2)
At September 30, 2013, total expected restructuring costs exclude approximately $25.0 million of internally developed software and computer and networking equipment related to the Program that is expected to be capitalized with a useful life ranging from three to seven years, and with expense being recorded as depreciation and amortization within the unaudited condensed consolidated statements of income. As of September 30, 2013, approximately $21.7 million has been spent on technology infrastructure of which approximately $14.7 million has been capitalized, with the remainder included in costs incurred.

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

There have been no transfers of assets or liabilities between these fair value measurement classifications during the nine months ended September 30, 2013.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At September 30, 2013, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
Cash Equivalents — The Company’s cash equivalents include money market funds, which are short term in nature with readily determinable values derived from active markets.
Securities Owned and Securities Sold, But Not Yet Purchased — The Company's trading securities consist of house account model portfolios established and managed for the purpose of benchmarking the performance of its fee based advisory platforms and temporary positions resulting from the processing of client transactions. Examples of these securities include money market funds, U.S. treasury obligations, mutual funds, certificates of deposit and traded equity and debt securities.
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At September 30, 2013, the Company did not adjust prices received from the independent third-party pricing services.
Other Assets — The Company’s other assets include deferred compensation plan assets that are invested in money market and other mutual funds which are actively traded and valued based on quoted market prices and certain non-traded real estate investment trusts which are valued using quoted prices for identical or similar securities and other inputs that are observable or can be corroborated by observable market data.
Accounts Payable and Accrued Liabilities — The Company's accounts payable and accrued liabilities include cash flow hedges, which are measured using Level 2 inputs, and contingent consideration liabilities, which are measured using Level 3 inputs. The fair value of the cash flow hedges are determined using quoted prices for similar cash flow hedges, taking into account counterparty credit risk and the Company's own non-performance risk. The contingent consideration liabilities result from the Company's acquisitions of National Retirement Partners, Inc. ("NRP"), Concord Capital Partners ("Concord") and Veritat Advisors, Inc. ("Veritat").

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
At September 30, 2013:
Assets
Cash equivalents	$294,811	$—	$—	$294,811
Securities owned — trading:
Money market funds	395	—	—	395
Mutual funds	6,315	—	—	6,315
Equity securities	234	—	—	234
Debt securities	—	1,004	—	1,004
U.S. treasury obligations	900	—	—	900
Total securities owned — trading	7,844	1,004	—	8,848
Other assets	43,325	1,665	—	44,990
Total assets at fair value	$345,980	$2,669	$—	$348,649
Liabilities
Securities sold, but not yet purchased:
Mutual funds	$3	$—	$—	$3
Equity securities	211	—	—	211
Debt securities	—	49	—	49
Certificates of deposit	—	55	—	55
Total securities sold, but not yet purchased	214	104	—	318
Accounts payable and accrued liabilities	—	405	32,248	32,653
Total liabilities at fair value	$214	$509	$32,248	$32,971

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
At December 31, 2012:
Assets
Cash equivalents	$177,393	$—	$—	$177,393
Securities owned — trading:
Money market funds	302	—	—	302
Mutual funds	5,737	—	—	5,737
Equity securities	414	—	—	414
Debt securities	—	235	—	235
U.S. treasury obligations	1,400	—	—	1,400
Total securities owned — trading	7,853	235	—	8,088
Other assets	28,624	—	—	28,624
Total assets at fair value	$213,870	$235	$—	$214,105
Liabilities
Securities sold, but not yet purchased:
Mutual funds	$38	$—	$—	$38
Equity securities	247	—	—	247
Debt securities	—	55	—	55
Certificates of deposit	—	26	—	26
Total securities sold, but not yet purchased	285	81	—	366
Accounts payable and accrued liabilities	—	—	35,887	35,887
Total liabilities at fair value	$285	$81	$35,887	$36,253
Changes in Level 3 Recurring Fair Value Measurements
The table below provides information on the valuation technique, significant unobservable inputs and the ranges utilized by the Company in measuring fair value on a recurring basis of the significant Level 3 liabilities as of September 30, 2013 (dollars in millions):

	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration obligations	$32.2	Probability weighted discounted cash flow	Discount rate	3% - 13%
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
The contingent consideration obligation related to the acquisition of NRP is based on the achievement of certain revenue-based targets for the twelve-month period ending November 30, 2013 (the "Performance Measurement Period"), in aggregate for those advisors joining LPL Financial LLC ("LPL Financial") subsequent to the NRP acquisition for whom retirement plans comprise a significant part of their business. During the first nine months of 2013, as a result of greater than expected recruitment of new advisors who serve retirement plans, which growth is expected to continue throughout the Performance Measurement Period, the Company revised its revenue estimates and made certain changes in the probability assumptions with respect to the likelihood of achieving the revenue targets. These revisions, combined with implied interest, resulted in a $7.7 million increase in the fair value of the contingent consideration obligation related to NRP during the nine months ended September 30, 2013 which is recorded in other expenses in the unaudited condensed consolidated statements of income.
The contingent consideration obligation related to the acquisition of Concord is based on the achievement of targeted levels of gross margin attributed to Concord for the year ending December 31, 2013. Gross margin is calculated as Concord net revenues less production expenses. Net revenue includes revenues attributed to Concord's business activities and assets under administration on Concord's software platform. Production expenses include all expenses directly incurred to generate Concord net revenues, including commission and advisory expense and brokerage, clearing and exchange expense. During the first quarter of 2013, the Company revised its estimates of the amount and timing of projected 2013 gross margin and adjusted its assumptions regarding the likelihood of payment. The revisions resulted in a $3.8 million decrease in the fair value of the contingent consideration obligation related to Concord during the nine months ended September 30, 2013 which is recorded in other expenses in the unaudited condensed consolidated statements of income. The fair value of the contingent consideration obligation as of September 30, 2013 reflects assumptions regarding the likelihood and amount of payment under the transaction agreements, including as a result of pending disputes with certain contractual counterparties. The maximum amount of contingent consideration under the agreement is $15.0 million.
The Company established a contingent consideration liability related to the acquisition of Veritat, based on the achievement of targeted levels of assets under management and earnings, as well as, the retention of key employees. During the third quarter of 2013, the Company ceased operations of NestWise, which held the assets acquired from Veritat. Based on this information, the Company revised its estimate of the potential payment obligation that it may be required to pay the former shareholders of Veritat, which resulted in a $7.8 million reduction of the contingent consideration obligation, which was recorded in other expenses in the unaudited condensed consolidated statements of income. At September 30, 2013, the fair value of the contingent consideration obligation reflects assumptions regarding the likelihood and amount of payment under the purchase agreement, including the potential negotiated resolutions with the former shareholders.
Set forth below is a reconciliation of the Company's aggregate contingent consideration for the nine months ended September 30, 2013 (in thousands):

Fair value at December 31, 2012	$35,887
Net changes in estimated fair value of contingent consideration obligations	4,131
Closure of NestWise	(7,770)
Fair value at September 30, 2013	$32,248

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost, gross unrealized loss or gain and fair value of securities held-to-maturity were as follows (in thousands):

	September 30, 2013	December 31, 2012
U.S. government notes:
Amortized cost	$6,761	$10,202
Gross unrealized (loss) gain	(37)	6
Fair value	$6,724	$10,208

At September 30, 2013, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$3,516	$1,750	$1,495	$6,761
U.S. government notes — at fair value	$3,517	$1,750	$1,457	$6,724

6.    Goodwill and Intangible Assets

A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2012	$1,371,523
Closure of NestWise	(10,162)
Balance at September 30, 2013	$1,361,361

In conjunction with the NestWise Closure, certain assets of NestWise, including goodwill, were determined to have no future economic benefit. Accordingly, the Company derecognized $10.2 million of goodwill held at NestWise during the third quarter of 2013, representing the carrying value of goodwill held at NestWise at the time of closure, which is included within other expenses on the unaudited condensed consolidated statements of income.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of intangible assets as of September 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	Weighted Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
At September 30, 2013:
Definite-lived intangible assets:
Advisor and financial institution relationships	12.1	$439,763	$(165,358)	$274,405
Product sponsor relationships	12.3	230,916	(85,621)	145,295
Client relationships	10.4	19,110	(5,406)	13,704
Trade names	8.6	1,200	(170)	1,030
Total definite-lived intangible assets		$690,989	$(256,555)	$434,434
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$474,253

At December 31, 2012:
Definite-lived intangible assets:
Advisor and financial institution relationships	12.8	$450,164	$(157,470)	$292,694
Product sponsor relationships	13.0	230,916	(76,230)	154,686
Client relationships	11.1	19,110	(3,901)	15,209
Trade names	9.3	1,200	(80)	1,120
Total definite-lived intangible assets		$701,390	$(237,681)	$463,709
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$503,528

Total amortization expense of intangible assets was $9.7 million and $10.0 million for the three months ended September 30, 2013 and 2012, respectively, and $29.3 million and $29.8 million for the nine months ended September 30, 2013 and 2012, respectively. Amortization expense for each of the fiscal years ending December 31, 2013 through 2017 and thereafter is estimated as follows (in thousands):

2013 — remainder	$9,731
2014	38,680
2015	37,775
2016	37,619
2017	36,752
Thereafter	273,877
Total	$434,434

7.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 35.0%, primarily as a result of state taxes, settlement contingencies and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 38.6% and 36.8% for the three months ended September 30, 2013 and 2012, respectively, and 39.4% and 39.0% for the nine months ended September 30, 2013 and 2012, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2012, the Company's effective tax rate was impacted by matters related to its stock acquisition of Concord that lowered the rate by approximately 3.0% for the three months ended September 30, 2012.

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

In connection with the execution of the Amended Credit Agreement, the Company incurred $7.4 million in costs that are capitalized as debt issuance costs in the unaudited condensed consolidated statements of financial condition. This refinancing resulted in the prepayment of all outstanding principal borrowings on Prior Term Loan B. In the second quarter of 2013, the Company accelerated the recognition of $8.0 million of unamortized costs attributable to Prior Term Loan B related to the Previous Credit Agreement. This accelerated recognition has been recorded as a loss on extinguishment of debt within the unaudited condensed consolidated statements of income for the nine months ended September 30, 2013.

The Amended Credit Agreement subjects the Company to certain financial and non-financial covenants. As of September 30, 2013, the Company was in compliance with such covenants.

As of September 30, 2013, the Revolving Credit Facility was being used to support the issuance of $21.4 million of irrevocable letters of credit for the construction of the Company's future San Diego office building and other items. The remaining $228.6 million was undrawn at September 30, 2013.

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
The Company’s outstanding borrowings were as follows (dollars in thousands):

		September 30, 2013			December 31, 2012
	Maturity	Balance	Interest Rate		Balance	Interest Rate
Senior secured term loans:
Term Loan A	3/29/2017	$459,375	2.68%	(1)	$707,438	2.71%	(3)
Prior Term Loan B	3/29/2019	—	—%		610,387	4.00%	(4)
Amended Term Loan B	3/29/2019	1,078,431	3.25%	(2)	—	—%
Total borrowings		1,537,806			1,317,825
Less current borrowings (maturities within 12 months)		10,839			42,900
Long-term borrowings — net of current portion		$1,526,967			$1,274,925
_____________________

(1)	As of September 30, 2013, the variable interest rate for Term Loan A is based on the one-month LIBOR of 0.18%, plus the applicable interest rate margin of 2.50%.

(2)
The variable interest rate for Amended Term Loan B is based on the greater of the LIBOR rate for the period selected (one, three, six, nine or twelve months) or 0.75%, plus the applicable interest rate margin of 2.50%. As of September 30, 2013, the Company elected the following variable interest rates for borrowings under its Amended Term Loan B: six-month LIBOR for $537.8 million which was designated on September 26, 2013 at an interest rate of 0.37%; and six-month LIBOR for $540.6 million which was designated on June 26, 2013 at an interest rate of 0.42%.

(3)	As of December 31, 2012, the variable interest rate for Term Loan A is based on the one-month LIBOR of 0.21%, plus the applicable interest rate margin of 2.50%.

(4)	As of December 31, 2012, the variable interest rate for Prior Term Loan B is based on the greater of the one-month LIBOR of 0.21% or 1.00%, plus the applicable interest rate margin of 3.00%.
Bank Loans Payable — The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The other

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

line had a $200.0 million and $150.0 million limit at September 30, 2013 and December 31, 2012, respectively, and allows for both collateralized and uncollateralized borrowings. The lines were utilized in 2013 and 2012; however, there were no balances outstanding at September 30, 2013 or December 31, 2012.

The following summarizes borrowing activity in the revolving and uncommitted line of credit facilities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average balance outstanding	$80	$11	$4,637	$144
Weighted-average interest rate	1.50%	1.50%	1.80%	1.63%

The minimum calendar year payments and maturities of the senior secured borrowings as of September 30, 2013 are as follows (in thousands):

2013 — remainder	$2,710
2014	10,838
2015	10,838
2016	10,838
2017	470,214
Thereafter	1,032,368
Total	$1,537,806

9.    Derivative Financial Instruments
In the second quarter of 2013, in conjunction with its commitment to expand its Service Value Commitment, the Company entered into a long-term contractual obligation (the "Agreement") with a third-party provider to enhance the quality, speed and cost of processes by outsourcing certain functions. The Agreement enables the third-party provider to use the services of its affiliates in India to provide services to the Company. The Agreement provides for the Company to settle the cost of its contractual obligation to the third-party provider in US dollars each month. However, the Agreement provides that on each annual anniversary date, the price for services (denominated in US dollars) is to be adjusted for the then-current exchange rate between the US dollar ("USD") and the Indian rupee ("INR"). The Agreement provides that, once an annual adjustment is calculated, there are no further modifications to the amounts paid by the Company to the third-party provider for fluctuations in the exchange rate between the US dollar and the Indian rupee until the reset on the next anniversary date. The third-party provider bears the risk of currency movement from the date of signing the Agreement until the reset on the first anniversary of its signing, and during each period until the next annual reset. The Company bears the risk of currency movement at each of the annual reset dates following the first anniversary.
To mitigate foreign currency risk arising from these annual anniversary events, the Company uses derivative financial instruments consisting solely of non-deliverable foreign currency contracts, all of which have been designated as cash flow hedges.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The details related to the non-deliverable foreign currency contracts at September 30, 2013 are as follows:

(in millions, except foreign exchange rate)	Settlement Date	Hedged Notional Amount (INR)	Contractual INR/USD Foreign Exchange Rate	Hedged Notional Amount (USD)
Cash flow hedge #1	6/3/2014	560.4	65.96	$8.5
Cash flow hedge #2	6/2/2015	560.4	69.35	8.1
Cash flow hedge #3	6/2/2016	560.4	72.21	7.8
Cash flow hedge #4	6/2/2017	560.4	74.20	7.5
Total hedged amount				$31.9
The Company held an interest rate swap agreement with a notional balance of $65.0 million, which expired on June 30, 2012. The interest rate swap agreement qualified for hedge accounting and was designated as a cash flow hedge against specific payments due on the Company’s Prior Term Loan B. Prior to its expiration the Company assessed the interest rate swap agreement as being highly effective.
10.    Commitments and Contingencies
Leases — The Company leases certain office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $4.8 million and $5.0 million for the three months ended September 30, 2013 and 2012, respectively, and $14.7 million and $14.1 million for the nine months ended September 30, 2013 and 2012, respectively.
Service Contracts — The Company is party to certain long-term contracts for systems and services that enable back office trade processing and clearing for its product and service offerings.
Future minimum payments under leases, lease commitments, service contracts and other contractual obligations with remaining terms greater than one year as of September 30, 2013, are as follows (in thousands):

2013 — remainder	$5,340
2014	37,235
2015	36,659
2016	35,846
2017	28,737
Thereafter	261,095
Total(1)(2)	$404,912
_________________

(1)
In the second quarter of 2013, the Company entered into a long-term contractual obligation with a third-party service provider to enhance the quality, speed and cost of processes that support the Company by outsourcing certain functions. The table above includes the minimum payments due over the duration of the contract. The contractual obligation may be canceled, subject to a termination penalty that is approximately equal to the initial annual minimum payment. The amount constituting the termination penalty steps down ratably through the passage of time. Future minimum payments have not been reduced by this termination penalty.

(2)	Future minimum payments have not been reduced by minimum sublease rental income of $4.1 million due in the future under noncancellable subleases.
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
Loan Commitments — From time to time, LPL Financial makes loans to its advisors which may be forgivable, primarily to newly recruited advisors to assist in the transition process. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded commitments at September 30, 2013.
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
Disputed Matters — Among others, claims involving client complaints or disclosures about risks related to purchased securities or other financial products are typically arbitrated pursuant to the Financial Industry Regulatory Authority's ("FINRA") procedures for arbitration rather than litigated in court. In an arbitration, neutral third parties review evidence in the form of documents and testimony, listen to arguments and render a decision on the disputed matter. Through arbitration, the opportunity for appeal is foregone in virtually all matters as the decisions are final and binding.
The Company maintains insurance coverage for client claims. With respect to these matters, the estimated losses on the majority of pending matters are less than the applicable deductibles of the insurance policies. The Company believes, based on the information available at this time, after consultation with counsel, consideration of amounts accrued, insurance, if any, and indemnifications provided by the third-party indemnitors, if any, that the outcomes of matters with estimated losses in excess of applicable deductibles will not have a material impact on the unaudited condensed consolidated statements of income, financial condition or cash flows.
Regulatory — In July 2012, the Internal Revenue Service (the “IRS”) issued a Notice of Proposed Adjustment (the “Notice”) asserting that the Company is subject to a penalty with respect to an alleged untimely deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with the Company's initial public offering in 2010. In 2012, the Company recorded an estimate of probable loss within accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. During the first quarter of 2013, the IRS issued a Summary of Employment Tax Examination (the "Summary") and the Company remitted payment which approximated amounts previously accrued in accordance with the Summary. During the third quarter of 2013, the matter was concluded.
In June of 2013, the Company reached an agreement with its principal regulator to resolve a matter related to email surveillance and production. During the first quarter of 2013, the Company recorded an estimate of a probable loss within professional services in the unaudited condensed consolidated statement of income and

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

accounts payable and accrued liabilities in the unaudited condensed consolidated statement of financial condition. The outcome of this matter did not differ materially from the amount recorded in the unaudited condensed consolidated statements of income, financial condition or cash flows as of and for the three and nine months ended September 30, 2013.
Other Commitments — As of September 30, 2013, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $343.7 million, which it can sell, re-pledge or loan. Of this amount, approximately $25.5 million was pledged with client-owned securities to the Options Clearing Corporation ("OCC") as collateral to secure client obligations related to options positions. Additionally, approximately $140.7 million are held at banks in connection with unutilized secured margin lines of credit; these securities may be used as collateral for loans from these banks. The remainder of $177.5 million has not been re-pledged, loaned or sold, and as of September 30, 2013 there are no restrictions that materially limit the Company's ability to re-pledge, loan or sell the remaining $318.2 million of client collateral.
As of December 31, 2012, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $375.8 million, which it can sell, re-pledge or loan. Of this amount, approximately $41.5 million had been pledged or loaned as of December 31, 2012; $22.2 million was pledged with client-owned securities to the OCC as collateral to secure client obligations related to options positions, and $19.3 million was loaned to the NSCC through participation in its Stock Borrow Program. Additionally, approximately $40.3 million were held at banks in connection with unutilized secured margin lines of credit; these securities may be used as collateral for loans from these banks. The remainder of $294.0 million had not been re-pledged, loaned or sold, and as of December 31, 2012 there were no restrictions that materially limited the Company's ability to re-pledge, loan or sell the remaining $334.3 million of client collateral. In May 2013, the Company ended its participation in the National Securities Clearing Corporation ("NSCC") Stock Borrow Program and all pledged collateral was returned to the Company.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $0.9 million pledged to clearing organizations at September 30, 2013 and December 31, 2012, respectively.
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
11.    Stockholders' Equity
Stock Plan Summary
On November 17, 2010, the Company adopted a 2010 Omnibus Incentive Plan (the "2010 Plan"), which provides for the granting of stock options, warrants, restricted stock awards and restricted stock units. The 2010 Plan serves as the successor to the 2005 Stock Option Plan for Incentive Stock Options, the 2005 Stock Option Plan for Non-qualified Stock Options, the 2008 Advisor and Institution Incentive Plan, the 2008 Stock Option Plan and the Director Restricted Stock Plan (collectively, the "Predecessor Plans"). Upon adoption of the 2010 Plan, awards were no longer made under the Predecessor Plans. To the extent not already exercised, awards previously granted under the Predecessor Plans remain outstanding. Stock options granted under the 2010 Plan are either incentive stock options, or non-qualified stock options, as defined in the 2010 Plan. The Company has issued new shares under the 2010 Plan and is also permitted to reissue treasury shares.
Under the 2010 Plan, the Company may grant up to 12.1 million new shares in addition to the shares available for grant under the Predecessor Plans. As of September 30, 2013, the Company had approximately 6.9 million of authorized unissued shares reserved for issuance upon exercise and conversion of outstanding awards.
Stock Options and Warrants
The Company grants stock options to certain employees, advisors, officers and non-employee directors. The Company has also granted warrants to certain financial institutions. Stock options and warrants generally vest in equal increments over a three- to five-year period and expire on the tenth anniversary following the date of grant.
The Company recognizes share-based compensation for stock options awarded to employees, officers and directors based on the grant date fair value over the requisite service period of the award, which generally equals

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

the vesting period. The Company recognized share-based compensation related to the vesting of these awards of $2.5 million and $4.1 million during the three months ended September 30, 2013 and 2012, respectively, and $9.8 million and $12.4 million during the nine months ended September 30, 2013 and 2012, respectively, which is included in compensation and benefits on the unaudited condensed consolidated statements of income. As of September 30, 2013, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees, officers and directors was $29.8 million, which is expected to be recognized over a weighted-average period of 3.29 years.
The Company recognizes share-based compensation for stock options and warrants awarded to its advisors and to financial institutions based on the fair value of the awards at each interim reporting period. The Company recognized share-based compensation of $1.6 million and $0.1 million during the three months ended September 30, 2013 and 2012, respectively, and $5.9 million and $2.9 million for during the nine months ended September 30, 2013 and 2012, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of September 30, 2013, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to advisors and financial institutions was $16.5 million, which is expected to be recognized over a weighted-average period of 3.18 years.
Restricted Stock
The Company recognizes share-based compensation for restricted stock awards and restricted stock units granted to its employees, officers and directors by measuring such awards at their grant date fair value. Share-based compensation is recognized ratably over the requisite service period, which generally equals the vesting period. The Company recognized $0.6 million and $0.1 million of share-based compensation related to the vesting of restricted stock awards and restricted stock units during the three months ended September 30, 2013 and 2012, respectively, and $1.6 million and $0.4 million during the nine months ended September 30, 2013 and 2012, respectively, which is included in compensation and benefits on the unaudited condensed consolidated statements of income. As of September 30, 2013, total unrecognized compensation cost for restricted stock awards and restricted stock units granted to employees, officers and directors was $6.6 million, which is expected to be recognized over a weighted-average remaining period of 1.49 years.
2008 Nonqualified Deferred Compensation Plan
On November 19, 2008, the Company established an unfunded, unsecured deferred compensation plan (the "Deferred Compensation Plan") to permit employees and former employees who held non-qualified stock options issued under the 2005 Stock Option Plan for Incentive Stock Options and 2005 Stock Option Plan for Non-qualified Stock Options that were set to expire in 2009 and 2010, to receive stock units under the Deferred Compensation Plan. On February 22, 2012, the Company distributed 1,673,556 shares, net of shares withheld to satisfy withholding tax requirements, pursuant to the terms of the Deferred Compensation Plan. Distributions to participants were made in the form of whole shares of common stock equal to the number of stock units allocated to the participant's account, with fractional shares paid out in cash. Participants authorized the Company to withhold shares from their distribution of common stock to satisfy their withholding tax obligations. Accordingly on February 22, 2012, the Company repurchased 1,149,896 shares and paid $37.5 million of cash consideration related to tax withholdings. The repurchase of shares was executed under the share repurchase program approved by the Board of Directors on August 16, 2011.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended September 30, 2013 and 2012, the Company had the following activity under its approved share repurchase programs (in millions, except share and per share data):

			2013			2012
Approval Date	Authorized Repurchase Amount	Amount Remaining at September 30, 2013	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost
August 16, 2011	$70.0	$—	—	$—	$—	186,190	$27.56	$5.1
May 25, 2012	$75.0	—	—	$—	—	1,719,739	$28.79	49.5
September 27, 2012	$150.0	—	759,786	$38.40	29.2	—	$—	—
May 28, 2013	$200.0	102.7	2,566,630	$37.94	97.3	—	$—	—
		$102.7	3,326,416	$38.04	$126.5	1,905,929	$28.67	$54.6

For the nine months ended September 30, 2013 and 2012, the Company had the following activity under its approved share repurchase programs (in millions, except share and per share data):

			2013			2012
Approval Date	Authorized Repurchase Amount	Amount Remaining at September 30, 2013	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost
August 16, 2011	$70.0	$—	—	$—	$—	1,891,072	$32.27	$61.0
May 25, 2012	$75.0	—	—	$—	—	1,719,739	$28.79	49.5
September 27, 2012	$150.0	—	2,343,651	$37.10	87.0	—	$—	—
May 28, 2013	$200.0	102.7	2,566,630	$37.94	97.3	—	$—	—
		$102.7	4,910,281	$37.54	$184.3	3,610,811	$30.61	$110.5

Dividends
The payment, timing and amount of any dividends permitted under the Company's credit facilities are subject to approval by the Board of Directors, including both timing and amount. Cash dividends per share of common stock and total cash dividends paid during each quarter were as follows (in millions, except per share data):

	2013		2012
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.135	$14.4	$—	$—
Second quarter	$0.135	$14.4	$2.00	$222.6
Third quarter	$0.190	$19.9	$0.12	$13.2

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

12.    Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$37,631	$34,299	$137,439	$114,980

Basic weighted average number of shares outstanding	104,271	110,213	105,670	109,997
Dilutive common share equivalents	1,434	1,664	1,264	2,439
Diluted weighted average number of shares outstanding	105,705	111,877	106,934	112,436

Basic earnings per share	$0.36	$0.31	$1.30	$1.05
Diluted earnings per share	$0.36	$0.31	$1.29	$1.02

The computation of diluted earnings per share excludes stock options, warrants and restricted stock units that are anti-dilutive. For the three months ended September 30, 2013 and 2012, stock options, warrants and restricted stock units representing common share equivalents of 3,075,389 shares and 4,307,637 shares, respectively, were anti-dilutive. For the nine months ended September 30, 2013 and 2012, stock options, warrants and restricted stock units representing common share equivalents of 3,744,198 shares and 4,120,953 shares, respectively, were anti-dilutive.

13.    Related Party Transactions

Aplifi, Inc. ("Aplifi"), a privately held technology company in which the Company holds an equity interest, provides software licensing for annuity order entry and compliance. The Company paid $0.8 million and $0.5 million to Aplifi for such services during the nine months ended September 30, 2013 and 2012, respectively.

The Company’s significant shareholder, TPG Capital, has an ownership interest in several portfolio companies that provide the Company with services, as noted below:

American Beacon Advisor, Inc. (“American Beacon”), a company majority-owned by TPG Capital, pays fees in exchange for product distribution and record-keeping services. During the nine months ended September 30, 2013 and 2012, the Company earned $0.4 million and $0.3 million, respectively, in fees from American Beacon.

TPG Capital owns a minority interest in XOJET, Inc. ("XOJET"), which provides chartered aircraft services. The Company paid $0.5 million to XOJET during the nine months ended September 30, 2012.

Certain entities affiliated with SunGard Data Systems Inc. ("SunGard"), a company minority-owned by TPG Capital, provide data center recovery services. The Company paid $0.2 million and $0.2 million to SunGard during the nine months ended September 30, 2013 and 2012, respectively.

TPG Capital provided the Company with consulting services. During the nine months ended September 30, 2013 and 2012, the Company paid $0.1 million and $0.2 million, respectively, to TPG Capital.

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
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $183.1 million with a minimum net capital requirement of $6.3 million and net capital in excess of the minimum requirement of $176.8 million as of September 30, 2013.
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
As of September 30, 2013 and December 31, 2012, LPL Financial and PTC met all capital adequacy requirements to which they are subject.

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

16.    Subsequent Event

On October 29, 2013, the Board of Directors declared a cash dividend of $0.19 per share on the Company's outstanding common stock to be paid on November 26, 2013 to all stockholders of record on November 11, 2013.

******

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the nation's largest independent broker-dealer, a top custodian for registered investment advisors ("RIAs"), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 13,500 independent financial advisors and financial advisors at approximately 700 financial institutions (our "advisors") across the country, enabling them to provide their retail investors (their "clients") with objective, conflict-free financial advice. We also support approximately 4,500 financial advisors who are affiliated and licensed with insurance companies with customized clearing, advisory platforms and technology solutions.

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

Our Sources of Revenue

Our revenues are derived primarily from fees and commissions from investment products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust and reporting platforms. We also generate asset-based revenues through the distribution of financial products for a broad range of product manufacturers. Under our self-clearing platform, we custody the majority of client assets invested in these financial products, which includes providing statements, transaction processing and ongoing account management. In return for these services, mutual funds, insurance companies, banks and other financial product manufacturers pay us fees based on asset levels or number of accounts managed. We also earn interest from margin loans made to our advisors’ clients.

We track recurring revenue, a characterization of net revenue and a statistical measure, which we define to include our revenues from asset-based fees, advisory fees, trailing commissions, cash sweep programs and certain other fees that are based upon accounts and advisors. Because certain recurring revenues are associated with asset balances, they fluctuate depending on the market value of the asset balances and current interest rates. These asset balances, specifically related to advisory fee revenues and asset-based revenues, have approximately a 60% correlation to market fluctuations. Accordingly, recurring revenue can be negatively impacted by adverse external market conditions. However, recurring revenue is meaningful to us despite these fluctuations because it is not based on transaction volumes or other activity-based revenues, which are more difficult to predict, particularly in declining or volatile markets.

The table below summarizes the sources of our revenue, the primary drivers of each revenue source and the percentage of each revenue source that represents recurring revenue, a characterization of revenue and a statistical measure:

			For the Nine Months Ended September 30, 2013
	Sources of Revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commission	- Transactions - Brokerage asset levels	$1,521	50%	40%
	Advisory	- Asset levels in custodied advisory programs	$878	29%	99%
Attachment revenue retained by us	Asset-Based - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Client asset levels - Number of accounts	$319	10%	99%
	Transaction and Other - Transactions - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Premium technology subscribers	$272	9%	63%
	Interest and Other Revenue	- Margin accounts - Alternative investment transactions	$57	2%	29%
	Total Net Revenue		$3,047	100%	65%
	Total Recurring Revenue		$1,980	65%

•	Commission and Advisory Revenues. Commission and advisory revenues both represent advisor-generated revenue, generally 85-90% of which is paid to advisors.

Commission Revenues.  We generate two types of commission revenues: transaction-based sales commissions that occur at the point of purchase and sale by clients of various types of investment products and trailing commissions. Transaction-based commission revenues primarily represent gross commissions generated by our advisors, primarily from commissions earned on the sale to clients of various financial products such as mutual funds, variable and fixed annuities, alternative investments, general securities, fixed income, insurance, group annuities and options and commodities. The levels of transaction-based commissions can vary from period to period based on the overall economic environment, number of trading days in the reporting period and investment activity of our advisors' clients. We earn trailing commission revenues (a commission that is paid over time, such as 12(b)-1 fees) on mutual funds and variable annuities held by clients of our advisors. Trailing commissions are recurring in nature and are earned based on the current market value of investment holdings in trail-eligible assets.

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

•
Asset-Based Revenues.  Asset-based revenues are comprised of fees from cash sweep programs, our sponsorship programs with financial product manufacturers and omnibus processing and networking services. Pursuant to contractual arrangements, uninvested cash balances in our advisors’ client accounts are swept into either insured deposit accounts at various banks or third-party money market funds, for which we receive fees, including administrative and record-keeping fees based on account type and the invested balances. In addition, we receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales-force education and training efforts. Our omnibus processing and networking revenues represent fees paid to us in exchange for administrative and record-keeping services that we provide to clients of our advisors. Omnibus processing revenues are paid to us by mutual fund product sponsors and based upon the value of custodied assets in advisory accounts and the number of brokerage accounts in which the related mutual fund positions are held. Networking revenues on brokerage assets are correlated to the number of positions we administer and are paid to us by mutual fund and annuity product manufacturers.

•
Transaction and Other Revenues.  Revenues earned from transactions and other services provided primarily consist of transaction fees and ticket charges, subscription fees, Individual Retirement Account ("IRA") custodian fees, contract and license fees, conference fees and other client account fees. We charge fees to our advisors and their clients for executing certain transactions in brokerage and fee-based advisory accounts. We earn subscription fees for various services provided to our advisors and on IRA custodial services that we provide for their client accounts. We charge monthly administrative fees to our advisors and fees to advisors who subscribe to our reporting services. We charge fees to financial product manufacturers for participating in our training and marketing conferences. In addition, we host certain advisor conferences that serve as training, sales and marketing events, for which we charge a fee for attendance.

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

The following table illustrates production expenses and production payout as components of our payout ratio for the nine months ended September 30, 2013:

Base payout rate	84.04%
Production based bonuses	2.45%
GDC sensitive payout	86.49%
Non-GDC sensitive payout	0.44%
Total Production Payout Ratio	86.93%
________________________________
See "Results of Operations" for analysis of the production payout ratio for the comparable period in 2012.

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

•
Other Expenses.  Other expenses represent charges incurred arising from the shutdown of our subsidiary NestWise, which ceased operations in the third quarter of 2013 (the "NestWise Closure"). The assets and liabilities acquired through the 2012 acquisition of Veritat Advisors Inc. ("Veritat") were held at NestWise as a result of a merger of Veritat into NestWise. In connection with the NestWise Closure, we determined that a majority of the assets held at NestWise, consisting primarily of goodwill and fixed assets, had no future economic benefit. Accordingly, the carrying values of goodwill and fixed assets were derecognized during the third quarter of 2013. Additionally, we revised our estimate of the potential payment obligation that we may be required to pay the former shareholders of Veritat, which resulted in a reduction of the contingent consideration obligation.

How We Evaluate Our Business

We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our business and key financial metrics as of and for the three and nine months ended September 30, 2013 and 2012 are as follows:

	As of September 30,
	2013	2012	% Change

Business Metrics (unaudited)
Advisors	13,563	13,170	3.0%
Advisory and brokerage assets (in billions)(1)	$414.7	$371.4	11.7%
Advisory assets under custody (in billions)(2)(3)	$141.1	$118.6	19.0%
Net new advisory assets (in billions)(4)	$10.7	$8.2	30.5%
Insured cash account balances (in billions)(3)	$17.3	$14.2	21.8%
Money market account balances (in billions)(3)	$8.2	$7.4	10.8%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Financial Metrics (unaudited)
Revenue growth from prior period	16.1%	2.8%	12.1%	2.5%
Recurring revenue as a % of net revenue(5)	64.0%	66.5%	65.0%	65.2%
Net income (in millions)	$37.6	$34.3	$137.4	$115.0
Earnings per share (diluted)	$0.36	$0.31	$1.29	$1.02
Non-GAAP Measures:
Gross margin (in millions)(6)	$317.0	$277.1	$927.9	$829.7
Gross margin as a % of net revenue(6)	30.1%	30.5%	30.5%	30.5%
Adjusted EBITDA (in millions)	$120.3	$108.0	$387.2	$344.5
Adjusted EBITDA as a % of net revenue	11.4%	11.9%	12.7%	12.7%
Adjusted EBITDA as a % of gross margin(6)	37.9%	39.0%	41.7%	41.5%
Adjusted Earnings (in millions)	$59.6	$53.0	$193.6	$171.2
Adjusted Earnings per share (diluted)	$0.56	$0.47	$1.81	$1.52
____________

(1)
Advisory and brokerage assets are comprised of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Such totals do not include the market value of certain other client assets as of September 30, 2013 and 2012, comprised of $56.6 billion and $41.6 billion, respectively, held in retirement plans supported by advisors licensed with LPL Financial, $12.0 billion and $11.1 billion, respectively, of trust assets supported by Concord Capital Partners ("Concord") and $69.3 billion and $58.7 billion, respectively, of assets supported by Fortigent Holdings Company, Inc. through its subsidiaries. During the third quarter of 2013, we added reporting feeds for four third-party providers with approximately $1.7 billion assets in retirement plans served to our reported retirement plan assets. At September 30, 2013 and 2012, our reported retirement plan assets represent assets that are custodied with 30 third-party providers and 26 third-party providers, respectively, of retirement plan administrative services who provide reporting feeds. We estimate the total assets in retirement plans served to be between $80.0 billion and $95.0 billion at September 30, 2013 and between $65.0 billion and $80.0 billion at September 30, 2012. If we receive reporting feeds in the future from providers for whom we do not currently receive feeds, we intend to include and identify such additional assets.

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

(4)
Represents net new advisory assets consisting of funds from new accounts and additional funds deposited into existing advisory accounts that are custodied in our fee-based advisory platforms. Net new advisory assets for the three months ended September 30, 2013 and 2012 were $4.0 billion and $2.9 billion, respectively.

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

We use Adjusted EBITDA:

•	as a measure of operating performance;

•	for planning purposes, including the preparation of budgets and forecasts;

•	to allocate resources to enhance the financial performance of our business;

•	to evaluate the effectiveness of our business strategies;

•	in communications with our board of directors (the "Board of Directors") concerning our financial performance and

•	as a factor in determining employee and executive bonuses.

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

Set forth below is a reconciliation from our net income to Adjusted EBITDA, a non-GAAP measure, for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
Net income	$37,631	$34,299	$137,439	$114,980
Interest expense	13,363	12,826	38,190	42,297
Income tax expense	23,671	19,939	89,316	73,429
Amortization of intangible assets(1)	9,731	9,971	29,275	29,751
Depreciation and amortization of fixed assets	11,701	8,452	32,176	23,259
EBITDA	96,097	85,487	326,396	283,716
EBITDA Adjustments:
Employee share-based compensation expense(2)	2,957	4,439	11,405	13,775
Acquisition and integration related expenses(3)	3,630	10,528	7,356	17,442
Restructuring and conversion costs(4)	7,340	1,217	20,925	5,391
Debt extinguishment costs(5)	—	—	7,968	16,652
Equity issuance and related offering costs(6)	—	4,040	—	4,486
Other(7)	10,259	2,289	13,198	3,072
Total EBITDA Adjustments	24,186	22,513	60,852	60,818
Adjusted EBITDA	$120,283	$108,000	$387,248	$344,534
____________

(1)	Represents amortization of intangible assets as a result of our purchase accounting adjustments from our merger transaction in 2005 and our various acquisitions.

(2)
Represents share-based compensation expense for equity awards granted to employees, officers and directors. Such awards are measured based on the grant-date fair value and recognized over the requisite service period of the individual awards, which generally equals the vesting period.

(3)
Represents acquisition and integration costs resulting from various acquisitions, including changes in the estimated fair value of future payments, or contingent consideration, required to be made to former shareholders of certain acquired entities. In the first quarter of 2013, we revised our estimate of the potential payment obligation that we may be required to pay the former shareholders of Concord, which resulted in a $3.8 million decrease in the estimated fair value of contingent consideration during the nine months ended September 30, 2013.

(4)
Represents organizational restructuring charges, conversion and other related costs resulting from the expansion of our Service Value Commitment, the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities. As of September 30, 2013, we have recognized approximately 28% of costs related to the expansion of our Service Value Commitment, which is expected to be completed in 2015. As of September 30, 2013, approximately 91% and 99% of costs related to the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities, respectively, have been recognized. The remaining costs for the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities largely consist of the amortization of transition payments that have been made in connection with these two consolidations for the retention of advisors and financial institutions that are expected to be recognized into earnings by December 2014.

(5)
Represents expenses incurred resulting from the early extinguishment and repayment of amounts outstanding on our prior senior secured credit facilities, including the write-off of unamortized debt issuance costs that had no economic benefit, as well as various other charges incurred in connection with the repayment under prior senior secured credit facilities and the establishment of new senior secured credit facilities. Results for the nine months ended September 30, 2013 include a write-off of $8.0 million related to the May 2013 refinancing and amendment of our previous credit agreement. Results for the nine months ended September 30, 2012 include a write off of $16.5 million related to the March 2012 refinancing and replacement of our original credit agreement.

(6)
Represents equity issuance and offering costs incurred in the first and second quarters of 2012, related to the closing of a secondary offering in the second quarter of 2012. In addition, results for the three and nine months ended September 30, 2012 include a $3.9 million charge relating to the late deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with the Company's 2010 initial public offering.

(7)
Represents certain excise and other taxes. In addition, results for the third quarter of 2013 include costs related to the NestWise Closure, consisting primarily of severance and termination benefits, $6.9 million of fixed asset charges that were determined to have no future economic benefit and the derecognition of $10.2 million of goodwill. In addition, we revised our estimate of the potential payment obligation that we may be required to pay the former shareholders of Veritat, which resulted in a $7.8 million decrease in the estimated fair value of contingent consideration during the third quarter of 2013. Results for the nine months ended September 30, 2013 also include $2.7 million of severance and termination benefits related to a change in management structure.

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

The following table sets forth a reconciliation of net income to the non-GAAP measures Adjusted Earnings and Adjusted Earnings per share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
Net income	$37,631	$34,299	$137,439	$114,980
After-Tax:
EBITDA Adjustments(1)
Employee share-based compensation expense(2)	2,153	3,357	8,255	10,330
Acquisition and integration related expenses(3)	2,240	4,307	3,186	9,014
Restructuring and conversion costs	4,529	751	12,911	3,326
Debt extinguishment costs	—	—	4,916	10,274
Equity issuance and related offering costs(4)	—	3,986	—	4,262
Other(5)	6,993	1,412	8,806	1,895
Total EBITDA Adjustments	15,915	13,813	38,074	39,101
Amortization of intangible assets(1)	6,004	6,152	18,063	18,356
Acquisition related benefit for a net operating loss carry-forward(6)	—	(1,265)	—	(1,265)
Adjusted Earnings	$59,550	$52,999	$193,576	$171,172
Adjusted Earnings per share(7)	$0.56	$0.47	$1.81	$1.52
Weighted average shares outstanding — diluted	105,705	111,877	106,934	112,436
____________

(1)
Generally, EBITDA Adjustments and amortization of intangible assets have been tax effected using a federal rate of 35.0% and the applicable effective state rate which was 3.30%, net of the federal tax benefit, for the periods presented, except as noted below.

(2)
Represents the after-tax expense of non-qualified stock options for which we receive a tax deduction upon exercise, restricted stock awards for which we receive a tax deduction upon vesting and the full expense impact of incentive stock options granted to employees that have vested and qualify for preferential tax treatment and conversely for which we do not receive a tax deduction. Share-based compensation expense for vesting of incentive stock options was $0.9 million and $1.6 million for the three months ended September 30, 2013 and 2012, respectively, and $3.2 million and $4.8 million for the nine months ended September 30, 2013 and 2012, respectively.

(3)
Represents the after-tax expense of acquisition and related costs for which we receive a tax deduction. In addition, the results for the nine months ended September 30, 2013 reflect a $3.8 million reduction of expense related to the estimated fair value of contingent consideration for the stock acquisition of Concord, that is also not deductible for tax purposes.

(4)
Represents the after-tax expense of equity issuance and offering costs related to the closing of a secondary offering that occurred in the second quarter of 2012. Results for the three and nine months ended September 30, 2012 include the full expense impact of a $3.9 million charge relating to the late deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with the Company's 2010 initial public offering, that is not deductible for tax purposes.

(5)
Represents the after-tax expense of excise and other taxes, the after-tax expense of severance and termination benefits, derecognition of fixed assets related to the NestWise Closure for which we receive a tax deduction, the full expense impact of the derecognition of $10.2 million of goodwill and a $7.8 million decrease in the estimated fair value of contingent consideration related to the NestWise Closure for which we do not receive a tax deduction.

(6)	Represents the expected tax benefit available to us from the accumulated net operating losses of Concord that arose prior to our acquisition; such benefits were recorded in the third quarter of 2012.

(7)
Represents Adjusted Earnings, a non-GAAP measure, divided by weighted average number of shares outstanding on a fully diluted basis. Set forth below is a reconciliation of earnings per share on a fully diluted basis, as calculated in accordance with GAAP to Adjusted Earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
Earnings per share — diluted	$0.36	$0.31	$1.29	$1.02
After-Tax:
EBITDA Adjustments per share	0.14	0.12	0.35	0.35
Amortization of intangible assets per share	0.06	0.05	0.17	0.16
Acquisition related benefit for a net operating loss carry-forward	—	(0.01)	—	(0.01)
Adjusted Earnings per share	$0.56	$0.47	$1.81	$1.52

Service Value Commitment
The Program
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
We expect to incur approximately $22.0 million of expense during 2013 and as of September 30, 2013, we had incurred $18.2 million consisting of: $9.3 million for outsourcing and other services such as parallel processing provided by outside consultants; $6.5 million for the implementation of foundational changes to our technology platform and outsourcing of our disaster recovery facilities; an $0.8 million asset impairment charge for equipment that was determined to have no future economic benefit; and $1.6 million for employee severance and termination benefits related to approximately 35 positions within Finance and Insurance Processing that were outsourced in the third quarter of 2013. We remain focused on the next wave of outsourced functions, including various compliance and back office processing activities expected to be completed in the fourth quarter of 2013. By 2015, we expect annual pre-tax savings of approximately $30.0 million to $35.0 million. See Note 3 in the unaudited condensed consolidated financial statements for additional information.
Derivative Financial Instruments
During the second quarter of 2013 and in conjunction with the Program, we entered into a long-term contractual obligation (the "Agreement") with a third-party provider to enhance the quality, speed and cost of our processes by outsourcing certain functions. The Agreement enables the third-party provider to use the services of its affiliates in India to provide services to us. The Agreement provides that we settle the cost of our contractual obligation to the third-party provider each month in US dollars. However, the Agreement provides that on each annual anniversary date, the price for services (as denominated in US dollars) is to be adjusted for the then-current exchange rate between the US dollar and the Indian rupee. The Agreement provides that, once an annual adjustment is calculated, there are no further modifications to the amounts paid by us to the third-party provider for fluctuations in the exchange rate until the reset on the next anniversary date. The third-party provider bears the risk of currency movement from the date of signing the Agreement until the reset on the first anniversary of its signing, and during each period until the next annual reset. We bear the risk of currency movement at each annual reset date following the first anniversary.
Upon completion of the Program, we estimate annual costs for our long-term contractual obligation with the third-party provider to be approximately $13.0 million to $14.0 million annually. To mitigate foreign currency risk arising from annual anniversary adjustments, we use derivative financial instruments consisting solely of non-deliverable foreign currency contracts, all of which have been designated as cash flow hedges. Through these instruments, we believe we have mitigated foreign currency risk arising from a substantial portion of our contract obligation with the third-party provider. We will continue to assess the effectiveness of our use of cash flow hedges to mitigate risk from foreign currency contracts.
See Notes 2 and 9 of our unaudited condensed consolidated financial statements for additional information regarding our derivative financial instruments.

Acquisitions, Integrations and Divestitures
From time to time we undertake acquisitions and/or divestitures based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. The following describes significant acquisition and integration activities and other events that have impacted our 2013 and 2012 results.
NestWise Closure
In August of 2013, we ceased the operations of our subsidiary, NestWise. The assets and liabilities acquired through our 2012 acquisition of Veritat were held at NestWise as a result of a merger of Veritat into NestWise. In connection with the NestWise Closure, we determined that a majority of the assets held at NestWise, comprised primarily of $10.2 million of goodwill and $6.9 million of fixed assets, had no future economic benefit. Accordingly, goodwill and fixed assets were derecognized during the third quarter of 2013. We also evaluated the contingent consideration due to the former shareholders of Veritat and reduced the estimate of the liability by $7.8 million in the third quarter of 2013.
For the nine months ended September 30, 2013, the net revenues of NestWise were immaterial and expenses totaled $15.5 million. We believe financial resources earmarked for NestWise can be more effectively deployed in other areas of our business and will be redeployed into our core business consulting activities for both advisors and financial institutions for training development.
Acquisition of Fortigent Holdings Company, Inc.
On April 23, 2012, we acquired all of the outstanding common stock of Fortigent Holdings Company, Inc. and its wholly owned subsidiaries Fortigent, LLC, a registered investment advisory firm, Fortigent Reporting Company, LLC and Fortigent Strategies Company, LLC (together, "Fortigent"). Fortigent is a leading provider of solutions and consulting services to RIAs, banks and trust companies servicing high net worth clients. This strategic acquisition further enhanced our capabilities and offered an extension of our existing services for wealth management advisors. As of September 30, 2013, $2.8 million remained in an escrow account to be paid to former shareholders of Fortigent in accordance with the terms of the stock purchase agreement.
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

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macro-economic factors, primarily in the United States. One of these factors is the current and expected future level of short-term interest rates, particularly overnight rates. Late in the third quarter, the Federal Reserve decided to refrain from tapering its $85 billion in monthly bond purchases in response to continuing economic concerns. The target range for the federal funds rate, as stated by the Federal Reserve, remained at 0.0% to 0.25% during the three months ended September 30, 2013. Further, the Federal Reserve has indicated that it expects rates to remain in the range for as long as the unemployment rate remains above 6.5%, inflation continues to be as projected, which is no more than 0.5% above the Federal Reserve’s 2.0% long-term goal, and inflation expectations continue to be well anchored. The Federal Reserve has indicated that future tapering of quantitative easing or interest rate increases will be based on a balanced approach consistent with its longer-term goals of maximum employment and inflation of 2.0%.
As a result of the Federal Reserve’s continued addition of liquidity into the market through its bond purchases, the average Federal Reserve effective federal funds rate decreased by 6 basis points year-over-year to 0.09% in the third quarter of 2013. The low interest rate environment continued to pressure our revenues from our cash sweep programs and continued to diminish investor demand for fixed income securities and fixed annuities.
Another macro-economic factor is the valuation of equity securities across the various markets in the United States. Building upon steady growth in the first six months of 2013, the equity markets in the United States continued to grow during the third quarter. Actions by the Federal Reserve described above helped to send the S&P 500 index to a record close of 1,726 on September 18, 2013. The S&P 500 index closed the quarter at 1,682, up 4.7% from its close on June 30, 2013. Over the first nine months of 2013, the S&P 500 index has increased by 17.9% compared to an increase of 14.5% over the first nine months of 2012. While equity markets continue to improve, lingering economic worries remain about spending cuts, U.S. and global growth rates, a persistent high unemployment level and debt ceiling concerns.
In the United States, economic growth continued but at a restrained pace during the first nine months of 2013 as the housing sector continued to show signs of further improvement, coupled with modest growth in consumer and business spending. Sequestration became effective on March 1, 2013, which restrained federal expenditures during the second and third quarters of 2013. The ongoing political disputes in Washington over the United States debt ceiling, credit rating and budget impasse, has increased domestic and international concerns which could have an impact on financial markets and the broader economy.

Despite the economic challenges, our business continued to grow, largely based on the maturation of new advisors and productivity of our existing advisors, as we reported record levels of both commission and advisory revenues.

Results of Operations

The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2013 and 2012. Where appropriate, we have identified specific events and changes that affect comparability or identification or monitoring of trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands, unaudited)

Revenues
Commission	$527,419	$442,129	19.3%	$1,521,390	$1,353,025	12.4%
Advisory	299,101	267,334	11.9%	878,421	786,507	11.7%
Asset-based	107,447	100,024	7.4%	318,718	300,049	6.2%
Transaction and other	93,799	84,730	10.7%	271,808	238,196	14.1%
Other	25,446	13,011	95.6%	56,591	39,067	44.9%
Net revenues	1,053,212	907,228	16.1%	3,046,928	2,716,844	12.1%
Expenses
Production	736,195	630,103	16.8%	2,119,033	1,887,146	12.3%
Compensation and benefits	102,310	91,309	12.0%	299,317	273,355	9.5%
General and administrative	102,834	99,118	3.7%	265,075	251,141	5.5%
Depreciation and amortization	21,432	18,423	16.3%	61,451	53,010	15.9%
Restructuring charges	6,482	1,211	*	19,851	4,962	*
Other	9,294	—	*	9,294	—	*
Total operating expenses	978,547	840,164	16.5%	2,774,021	2,469,614	12.3%
Non-operating interest expense	13,363	12,826	4.2%	38,190	42,297	(9.7)%
Loss on extinguishment of debt	—	—	*	7,962	16,524	(51.8)%
Total expenses	991,910	852,990	16.3%	2,820,173	2,528,435	11.5%
Income before provision for income taxes	61,302	54,238	13.0%	226,755	188,409	20.4%
Provision for income taxes	23,671	19,939	18.7%	89,316	73,429	21.6%
Net income	$37,631	$34,299	9.7%	$137,439	$114,980	19.5%
____________
* Not Meaningful

Revenues

Commission Revenues

The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,
	2013	% Total	2012	% Total	Change	% Change
Variable annuities	$189,401	35.9%	$189,874	42.9%	$(473)	(0.2)%
Mutual funds	135,992	25.8%	122,779	27.8%	13,213	10.8%
Alternative investments	81,193	15.4%	31,214	7.1%	49,979	160.1%
Fixed annuities	35,772	6.8%	24,443	5.4%	11,329	46.3%
Equities	32,429	6.1%	23,306	5.3%	9,123	39.1%
Fixed income	21,352	4.0%	19,226	4.3%	2,126	11.1%
Insurance	19,125	3.6%	18,877	4.3%	248	1.3%
Group variable annuities	12,019	2.4%	12,151	2.8%	(132)	(1.1)%
Other	136	—%	259	0.1%	(123)	(47.5)%
Total commission revenue	$527,419	100.0%	$442,129	100.0%	$85,290	19.3%
Commission revenue increased by $85.3 million, or 19.3%, for the three months ended September 30, 2013 compared with 2012, due to an increase in sales-based activity for alternative investments, fixed annuities and equities and increases in trail revenues for variable annuities and mutual funds.
Increases in commissions earned on sales of alternative investments reflects investors' increasing preferences for diversification, as income-producing alternative strategies continue to grow in popularity and investors seek opportunities to earn a return outside of the traditional equity and fixed income markets. Alternative investments include non-traded real estate investment trusts (“REITs”) and business development companies. Commission activities in the third quarter of 2013 benefited as several large REITs sold in prior years and held by clients were involved in capital market transactions which provided liquidity to clients of our advisors. In addition, several large REITs that were approaching the end of their respective offering periods contributed to the increase in commission revenues associated with alternative investments.
The increase in fixed annuities is attributed primarily to an increase in longer-term interest rates and increased demand for index annuities.

The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Nine Months Ended September 30,
	2013	% Total	2012	% Total	Change	% Change
Variable annuities	$597,925	39.3%	$570,739	42.2%	$27,186	4.8%
Mutual funds	423,289	27.9%	367,584	27.2%	55,705	15.2%
Alternative investments	168,001	11.0%	102,808	7.6%	65,193	63.4%
Equities	88,889	5.8%	72,669	5.4%	16,220	22.3%
Fixed annuities	77,544	5.1%	80,262	5.9%	(2,718)	(3.4)%
Fixed income	65,814	4.3%	61,706	4.5%	4,108	6.7%
Insurance	60,993	4.0%	58,470	4.3%	2,523	4.3%
Group variable annuities	38,229	2.5%	38,042	2.8%	187	0.5%
Other	706	0.1%	745	0.1%	(39)	(5.2)%
Total commission revenue	$1,521,390	100.0%	$1,353,025	100.0%	$168,365	12.4%
Commission revenue increased by $168.4 million, or 12.4%, for the nine months ended September 30, 2013 compared with the same period in 2012, due primarily to an increase in sales-based activity for alternative investments, equities and mutual funds and increases in trail revenues for variable annuities and mutual funds. This growth reflects improved market conditions and growth of the underlying assets. Additionally, commission revenues from fixed income, primarily driven by unit investment trusts and 529 college savings plans, and insurance products also contributed to the overall growth in commission revenue. Such overall growth reflects market-wide growth, increased investor engagement that has driven advisor productivity and the overall growth in our advisor count over the past twelve months.
The increase in commission revenues associated with alternative investments reflects investors' preferences for diversification, as income-producing alternative strategies continue to grow in popularity and investors continue to seek opportunities to earn return outside of the traditional equity and fixed income markets.
Advisory Revenues

The following table summarizes the activity within our advisory assets under custody for the three and nine months ended September 30, 2013 and 2012 (in billions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Balance - Beginning of period	$132.4	$111.4	$122.1	$101.6
Net new advisory assets	4.0	2.9	10.7	8.2
Market impact and other	4.7	4.3	8.3	8.8
Balance - End of period	$141.1	$118.6	$141.1	$118.6

Net new advisory assets for the three and nine months ended September 30, 2013 and 2012 have a limited impact on advisory fee revenue for those respective periods. Rather, net new advisory assets for those respective periods are anticipated to be a driver of advisory revenue in future reporting periods. Net new advisory assets were $4.0 billion for the three months ended September 30, 2013 resulting from the continued shift by our existing advisors from brokerage towards more advisory business.

Advisory revenues increased by $31.8 million, or 11.9%, for the three months ended September 30, 2013 compared to the same period in 2012, which is in line with the underlying relevant asset growth. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets under management. At June 30, 2013, advisory assets under management were $106.4 billion, an 11.2% increase over the balance at June 30, 2012, driven by market appreciation and strong net new asset flows. During this same period, the S&P 500 was 17.9% higher than the S&P 500 on the applicable dates in the third quarter of 2012. The Independent RIA model has continued to grow rapidly as advisors seek the freedom to run their business in a manner which best enables them to meet their clients' needs. This continued shift of advisors to the Independent RIA platform (the assets of which we do not include in our calculation of advisory assets under management) has caused the rate of revenue growth of advisory assets under management to lag behind the rate of growth of advisory assets under custody. Advisory revenues do not include fees charged by Independent RIA advisors for which there also is no corresponding payout. However, there are administrative fees charged to Independent RIA advisors including custody and clearing fees, based on the value of assets.

Advisory revenues increased by $91.9 million, or 11.7%, for the nine months ended September 30, 2013 compared with the same period in 2012. This growth is attributable to the same net new advisory asset flows and shift of advisors toward more advisory business that has impacted our quarterly performance, and to a positive market impact for the nine months ended September 30, 2013.

The following table summarizes the composition of our advisory assets under custody as of September 30, 2013 and 2012 (in billions):

	As of September 30,
	2013	2012	% Change
Advisory assets under management	$111.8	$100.0	11.8%
Independent RIA assets in advisory accounts custodied by LPL Financial	29.3	18.6	57.5%
Total advisory assets under custody	$141.1	$118.6	19.0%

Growth of the Independent RIA assets in advisory accounts custodied by LPL Financial has outpaced the growth in advisory assets under management on a percentage basis. This growth is consistent with the industry trend as more advisors shift their business toward the Independent RIA model.

Asset-Based Revenues
Asset-based revenues increased by $7.4 million, or 7.4%, to $107.4 million for the three months ended September 30, 2013 compared with the same period in 2012. Revenues for record-keeping services, which are largely based on the underlying asset values, increased due to the impact of the higher average market indices on the value of such underlying assets and net new sales of eligible assets. The S&P 500 index for the three months ended September 30, 2013 averaged 1,675, an increase of 19.6% over the average in the prior year period. Asset-based revenues also include revenues from our cash sweep programs, which decreased by $5.1 million, or 14.8%, to $29.3 million for the three months ended September 30, 2013 from $34.4 million for the three months ended September 30, 2012. The decrease in our cash sweep revenues is a result of a year-over-year 6 basis point decline in the average effective rate for federal funds to 0.09% for the three months ended September 30, 2013, which was partially offset by an increase of 14.5% in average assets in our cash sweep programs, which were $25.3 billion and $22.1 billion for the three months ended September 30, 2013 and 2012, respectively.
Asset-based revenues increased by $18.7 million, or 6.2%, to $318.7 million for the nine months ended September 30, 2013 compared with the same period in 2012. Revenues for record-keeping services and from product sponsors, which are each largely based on the underlying asset values, increased due to the impact of the higher average market indices on the value of such underlying assets and net new sales of eligible assets. The S&P 500 index for the nine months ended September 30, 2013 averaged 1,601, an increase of 17.2% over the average in the prior year period. Asset-based revenues also include revenues from our cash sweep programs, which decreased by $11.0 million, or 10.7%, to $91.8 million for the nine months ended September 30, 2013 from $102.9 million for the nine months ended September 30, 2012. The decrease resulted from a re-pricing of certain contracts that underlie our cash sweep programs, partially offset by an increase of 9.0% in average assets in our cash sweep programs, which were $24.1 billion and $22.1 billion for the nine months ended September 30, 2013 and 2012, respectively, as retail investors increased their percentage of cash assets in response to the volatility in the financial markets.

Transaction and Other Revenues
Transaction and other revenues increased by $9.1 million, or 10.7%, for the three months ended September 30, 2013 compared with the same period in 2012, due to higher trade volumes in certain advisory accounts and a 2.0% increase in the average number of advisors. Additionally, we had greater levels of attendance at our annual advisor conference in the third quarter of 2013 compared to the same period in 2012, resulting in additional conference revenue of $0.9 million for the three months ended September 30, 2013.
Transaction and other revenues increased by $33.6 million, or 14.1%, for the nine months ended September 30, 2013 compared with the same period in 2012. Transaction and other revenues increased due to higher trade volumes in certain advisory accounts and a 2.5% increase in the average number of advisors. Additionally, our April 2012 acquisition of Fortigent contributed an incremental $4.2 million in revenues for the nine months ended September 30, 2013 compared with 2012.

Other Revenue
Other revenue increased $12.4 million, or 95.6%, to $25.4 million for the three months ended September 30, 2013 compared with the same period in 2012. The primary contributor to such increase for the three months ended September 30, 2013 were direct investment marketing allowances received from product sponsor programs, which increased by $12.6 million compared to the same period in 2012, driven primarily by increased sales of alternative investments. Other revenue includes gains or losses on assets held for the advisor non-qualified deferred compensation plan. Gains were $1.6 million for the three months ended September 30, 2013, compared to losses of $1.3 million for the three months ended September 30, 2012. The gains or losses on assets held for the advisor non-qualified deferred compensation plan are offset by increases or decreases in non-GDC sensitive production expenses as noted below.
Other revenue increased $17.5 million, or 44.9%, to $56.6 million for the nine months ended September 30, 2013 compared to 2012. The primary contributor to this increase for the nine months ended September 30, 2013 were direct investment marketing allowances received from product sponsor programs, which increased by $15.6 million compared to the same period in 2012, driven primarily by increased sales of alternative investments. Other revenue includes gains or losses on assets held for the advisor non-qualified deferred compensation plan. Gains were $4.3 million for the three months ended September 30, 2013, compared to gains of $1.6 million for the same period in 2012. The gains or losses on assets held for the advisor non-qualified deferred compensation plan are offset by increases or decreases in non-GDC sensitive production expenses as noted below.

Expenses

Production Expenses
The following table shows our production payout ratio for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2013	2012		2013	2012
Base payout rate	84.14%	84.06%	8 bps	84.04%	84.20%	(16 bps)
Production based bonuses	3.14%	3.16%	(2 bps)	2.45%	2.44%	1 bps
GDC sensitive payout	87.28%	87.22%	6 bps	86.49%	86.64%	(15 bps)
Non-GDC sensitive payout	0.42%	0.19%	23 bps	0.44%	0.21%	23 bps
Total Production Payout Ratio	87.70%	87.41%	29 bps	86.93%	86.85%	8 bps
Production expenses increased by $106.1 million, or 16.8%, for the three months ended September 30, 2013 compared with the same period in 2012. The increase largely correlates with our commission and advisory revenues, which increased by 16.5% during the same period. Our production payout ratio was 87.70% for the three months ended September 30, 2013, compared to 87.41% for the prior year period. This increase of 29 basis points in our total production payout ratio arose primarily from increases in the non-GDC sensitive payout components which were partially offset by a lower rate for production-based bonuses. The increase in non-GDC sensitive payout is attributable to increased advisor share-based compensation for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 that correlates to an increase in the price of our stock at September 30, 2013 compared to September 30, 2012, and incremental production expenses related to the advisor non-qualified deferred compensation plan, as noted above. The decrease in our production based bonuses for the three months ended September 30, 2013 compared with the same year ago period reflects the realization of benefits from changes in the production based payout programs that were implemented during 2012.

Production expenses increased by $231.9 million, or 12.3%, for the nine months ended September 30, 2013 compared with the same period in 2012. The increase correlates with our commission and advisory revenues, which increased by 12.2% during the same period. Our production payout was 86.93% for the nine months ended September 30, 2013, compared to 86.85% for the prior year period. The base payout rate decreased by 16 basis points in part due to the growth of our advisory platform, which on average has a lower base rate than our brokerage platform. The increase in non-GDC sensitive payout is attributable to increased advisor share-based compensation for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 correlating to market movement in our stock and production expenses related to the advisor non-qualified deferred compensation plan as noted above.

Compensation and Benefits Expense
Compensation and benefits expense increased by $11.0 million, or 12.0%, for the three months ended September 30, 2013 compared with the same period in 2012. The increase was primarily due to higher staffing levels necessary to support increased levels of advisor and client activities and to expand our capabilities in compliance, control and service. Our average number of full-time employees increased 5.5% from 2,932 for the three months ended September 30, 2012 to 3,094 for the three months ended September 30, 2013. Compensation costs also increased due to severance and termination benefits attributed to a change in management structure and the NestWise Closure. Benefits expense in the period increased by $3.0 million as we experienced an increase in claims in several of our self-insured employee medical benefit programs.
Compensation and benefits expense increased by $26.0 million, or 9.5%, for the nine months ended September 30, 2013 compared with the same period in 2012. Our average number of full-time employees increased 5.8% from 2,847 for the nine months ended September 30, 2012 to 3,012 for the nine months ended September 30, 2013, due to higher staffing levels to support increased levels of advisor and client activities, as well as to costs associated with our 2012 acquisition of Fortigent.

General and Administrative Expenses
General and administrative expenses increased by $3.7 million, or 3.7%, to $102.8 million for the three months ended September 30, 2013 compared with the same period in 2012, due to an increase in business development expenses of $1.5 million primarily related to recruiter promotions, and an increase in conference expenses of $2.4 million.
General and administrative expenses increased by $13.9 million, or 5.5%, to $265.1 million for the nine months ended September 30, 2013 compared with the same period in 2012. The primary drivers are a $5.0 million increase for non-depreciable equipment and licensing fees, a $4.2 million increase in recruiter promotions, a $3.7 million increase in conference expenses and a $2.3 million increase in expenses related to our acquisition of Fortigent in 2012.
Depreciation and Amortization Expense
For the three and nine months ended September 30, 2013, depreciation and amortization increased by $3.0 million, or 16.3%, and $8.4 million, or 15.9%, respectively, compared to the respective period in 2012. The amortization of internally developed software and depreciation of equipment and leasehold improvements in our new office facility in Boston contributed to these increases.
Other Expenses

Other expenses for the three and nine months ended September 30, 2013 include the derecognition of fixed assets of $6.9 million and goodwill of $10.2 million, incurred as a result of the NestWise Closure, which ceased operations during the third quarter of 2013. The assets were from the 2012 acquisition of Veritat by NestWise, and were determined to have no future economic benefit. Additionally, we revised our estimate of the potential payment obligation that we may be required to pay the former shareholders of Veritat, which resulted in a $7.8 million decrease in the estimated fair value of contingent consideration during the three and nine months ended September 30, 2013.

Restructuring Charges

Restructuring charges represent expenses incurred as a result of our expansion of our Service Value Commitment, our 2011 consolidation of UVEST and our 2009 consolidation of the Affiliated Entities.
Restructuring charges were $6.5 million and $19.9 million for the three and nine months ended September 30, 2013, respectively. These charges relate primarily to consulting fees paid to support our technology transformation and to develop our detailed outsourcing plans, as well as employee severance obligations and other related costs and non-cash charges for impairment incurred through our expansion of our Service Value Commitment. Refer to Note 3 of our unaudited condensed consolidated financial statements for additional details regarding this matter.
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
Interest expense increased $0.5 million, or 4.2%, for the three months ended September 30, 2013 compared with the same period in 2012. The increase in interest expense for 2013 is due primarily to an increase in debt resulting from our refinancing in May 2013, partially offset by a reduction in the effective interest rate on our outstanding borrowings under the terms of the credit agreement underlying the May 2013 refinancing.
Interest expense decreased $4.1 million, or 9.7%, for the nine months ended September 30, 2013 compared with 2012. The reduction in interest expense for 2013 is due primarily to a reduction in the effective interest rate on our outstanding borrowings as a result of the debt refinancing in March 2012. Additionally, the maturity of an interest rate swap agreement with a notional value of $65.0 million on June 30, 2012, reduced interest expense by $0.7 million for the nine months ended September 30, 2013 compared to the same period in 2012.

Loss on Extinguishment of Debt

Losses from the extinguishment of debt totaled $8.0 million and $16.5 million for the nine months ending September 30, 2013 and 2012, respectively. In May 2013, we refinanced and amended our previous credit agreement and effectively increased our borrowing by approximately $236.1 million, with net proceeds used primarily for working capital requirements and other general corporate purposes. Accordingly, we wrote off $8.0 million of unamortized debt issuance costs that had no future economic benefit related to our prior credit agreement. Refer to Note 8 of our unaudited condensed consolidated financial statements for additional details regarding this matter.

In March 2012, we refinanced and replaced the debt outstanding under our original credit agreement primarily to extend the maturities of our borrowings. In connection with this refinancing, we wrote off $16.5 million of unamortized debt issuance costs that had no future economic benefit related to the original credit agreement. Refer to Note 8 of our unaudited condensed consolidated financial statements for additional details regarding this matter.

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
During the three months ended September 30, 2013, we recorded income tax expense of $23.7 million, compared with $19.9 million in the prior year period. Our effective income tax rate was 38.6% and 36.8% for the three months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013, we recorded income tax expense of $89.3 million, compared with $73.4 million in the prior year period. Our effective income tax rate was 39.4% and 39.0% for the nine months ended September 30, 2013 and 2012, respectively.
For the three and nine months ended September 30, 2012, the Company's effective tax rate was impacted by matters related to its stock acquisition of Concord that lowered the rate by approximately 3.0% for the three months ended September 30, 2012.

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
A summary of changes in our cash flow for the nine months ended September 30, 2013 and 2012 is provided below (in thousands):

	For the Nine Months Ended September 30,
	2013	2012
Net cash flows provided by (used in):
Operating activities	$141,907	$101,427
Investing activities	(40,769)	(67,624)
Financing activities	18,341	(308,604)
Net increase (decrease) in cash and cash equivalents	119,479	(274,801)
Cash and cash equivalents — beginning of period	466,261	720,772
Cash and cash equivalents — end of period	$585,740	$445,971
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
Net cash provided by operating activities for the nine months ended September 30, 2013 totaled $141.9 million. Net cash provided by operating activities for the nine months ended September 30, 2012 totaled $101.4 million. The change in cash flows between periods primarily reflects the impact of client trading and settlement activity, which represented a net use of funds of $90.8 million in 2013 compared to a net use of funds of $40.3 million in 2012. The increased use of cash in client trading and settlement activities was offset in part by higher levels of net income which was $137.4 million for the nine months ended September 30, 2013 compared to $115.0 million for the same period in the prior year, and depreciation and amortization which was $61.5 million for the nine months ended September 30, 2013 compared to $53.0 million for the same period in the prior year. Additionally, $8.0 million of unamortized debt issuance costs were written off as a charge to earnings during the nine months ended September 30, 2013 stemming from our May 2013 debt refinancing, compared to $16.5 million for the same period in the prior year related to our March 2012 debt refinancing.
Net cash used in investing activities for the nine months ended September 30, 2013 and 2012 totaled $40.8 million and $67.6 million, respectively. The net cash used in 2013 primarily consists of $40.8 million in capital expenditures. The net cash used in 2012 included $32.5 million in capital expenditures and $43.7 million for the acquisitions of Fortigent and Veritat.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $18.3 million. Net cash used in financing activities for the nine months ended September 30, 2012 totaled $308.6 million. Cash flows provided by financing activities in 2013 include $1,079.0 million in proceeds from our new senior secured credit facilities and $28.2 million in proceeds from stock option exercises, partially offset by $863.9 million to pay down term loans under our senior secured credit facilities, $175.7 million for repurchases of common stock and $48.7 million of regular cash dividends paid. Cash flows used in financing activities in 2012 include $222.6 million of special cash dividends paid, regular cash dividends of $13.2 million which were instituted in the third quarter of 2012 and $107.5 million for repurchases of common stock, partially offset by $49.8 million from excess tax benefits arising from share-based compensation.
We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, which includes three uncommitted lines of credit available and the revolving credit facility established through our amended credit agreement, will be adequate to satisfy our working capital needs, the payment of all of our obligations and the funding of anticipated capital expenditures for the foreseeable future. In addition, we have certain capital adequacy requirements due to our registered broker-dealer entity and bank trust subsidiaries and have met all such requirements and expect to continue to do so for the foreseeable future. We regularly evaluate our existing indebtedness, including refinancing thereof, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions.
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
For the three months ended September 30, 2013 and 2012, we had the following activity under our approved share repurchase programs (in millions, except share and per share data):

			2013			2012
Approval Date	Authorized Repurchase Amount	Amount Remaining at September 30, 2013	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost
August 16, 2011	$70.0	$—	—	$—	$—	186,190	$27.56	$5.1
May 25, 2012	$75.0	—	—	$—	—	1,719,739	$28.79	49.5
September 27, 2012	$150.0	—	759,786	$38.40	29.2	—	$—	—
May 28, 2013	$200.0	102.7	2,566,630	$37.94	97.3	—	$—	—
		$102.7	3,326,416	$38.04	$126.5	1,905,929	$28.67	$54.6

For the nine months ended September 30, 2013 and 2012, we had the following activity under our approved share repurchase programs (in millions, except share and per share data):

			2013			2012
Approval Date	Authorized Repurchase Amount	Amount Remaining at September 30, 2013	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost
August 16, 2011	$70.0	$—	—	$—	$—	1,891,072	$32.27	$61.0
May 25, 2012	$75.0	—	—	$—	—	1,719,739	$28.79	49.5
September 27, 2012	$150.0	—	2,343,651	$37.10	87.0	—	$—	—
May 28, 2013	$200.0	102.7	2,566,630	$37.94	97.3	—	$—	—
		$102.7	4,910,281	$37.54	$184.3	3,610,811	$30.61	$110.5

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
Dividends
The payment, timing and amount of any dividends permitted under our credit facilities are subject to approval by our Board of Directors. Cash dividends per share of common stock and total cash dividends paid during each quarter were as follows (in millions, except per share data):

	2013		2012
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.135	$14.4	$—	$—
Second quarter	$0.135	$14.4	$2.00	$222.6
Third quarter	$0.190	$19.9	$0.12	$13.2
On October 29, 2013, the Board of Directors declared a cash dividend of $0.19 per share on our outstanding common stock to be paid on November 26, 2013 to all stockholders of record on November 11, 2013.
Regulatory
In July 2012, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (the “Notice”) asserting we are subject to a penalty with respect to an alleged untimely deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with our initial public offering in 2010. In 2012, we recorded an estimate of probable loss within accounts payable and accrued liabilities in our unaudited condensed consolidated statements of financial condition. During the first quarter of 2013, the IRS issued a Summary of Employment Tax Examination (the "Summary") and we remitted payment which approximated amounts previously accrued in accordance with the Summary. During the third quarter of 2013, the matter was concluded with no impact beyond the amounts previously recorded to our unaudited condensed consolidated statements of income, financial condition or cash flows.
In the second quarter of 2013, we reached an agreement with our principal regulator to resolve a matter related to email surveillance and production. During the first quarter of 2013, we recorded an estimate of a probable loss within professional services and accounts payable and accrued liabilities in our unaudited condensed consolidated statements of income and financial condition, respectively. The outcome of this matter did not differ materially from the amount recorded in our unaudited condensed consolidated statements of income, financial condition or cash flows as of and for the three and nine months ended September 30, 2013.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain at clearing organizations to support these clients’ trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When a client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to re-pledge, loan or sell securities which collateralize those margin accounts. As of September 30, 2013, we had received collateral in connection primarily with client margin loans with a fair value of approximately $343.7 million, which can be re-pledged, loaned or sold. Of this amount, approximately $25.5 million has been pledged to the Options Clearing Corporation ("OCC") as collateral to secure certain client obligations related to options positions. Additionally, approximately $140.7 million are held at banks in connection with uncommitted lines of credit, which were unutilized at September 30, 2013; these securities may be used as collateral for loans from these banks. The remainder of $177.5 million has not been re-pledged, loaned or sold. There are no restrictions that materially limit our ability to re-pledge, loan or sell the remaining $318.2 million of client collateral. In May 2013, we ended our participation in the National Securities Clearing Corporation ("NSCC") Stock Borrow Program and all pledged collateral was returned to us.
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
In addition to the minimum net capital requirements, the SEC and FINRA have established "early warning" capital requirements for broker-dealers that, when exceeded, limit certain activities of the broker-dealer. Early warning requirements provide advance warning that a firm's net capital is dropping toward its minimum requirement, allowing time for initiation of corrective action. For LPL Financial, an early warning level is reached if its ratio of aggregate customer debit balances falls below 5.0% of net capital. At September 30, 2013, LPL Financial's net capital was $183.1 million and its early warning requirement was $15.9 million. LPL Financial typically maintains net capital in excess of the early warning level to maintain its ability to grow its business, demonstrate the stability of its operations and provide a safeguard in the event of sustained levels of market volatility, as experienced by the securities industry in 2008. At September 30, 2013, LPL Financial's excess net capital was $176.8 million.
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
In connection with the execution of the Amended Credit Agreement, we incurred $7.4 million in costs that are capitalized as debt issuance costs in the unaudited condensed consolidated statements of financial condition. Because this refinancing resulted in the repayment of all outstanding principal borrowings on Prior Term Loan B, we accelerated the recognition of $8.0 million of unamortized costs attributable to Prior Term Loan B related to the Previous Credit Agreement. This accelerated recognition has been recorded as a loss on extinguishment of debt within the unaudited condensed consolidated statements of income for the nine months ended September 30, 2013.
In addition, we maintain three uncommitted lines of credit at LPL Financial. Two of the lines have unspecified limits, and are primarily dependent on our ability to provide sufficient collateral. The other line had a $200.0 million and $150.0 million limit at September 30, 2013 and December 31, 2012, respectively, and allows for both collateralized and uncollateralized borrowings. The lines were utilized in 2013 and 2012; however, there were no balances outstanding at September 30, 2013 or December 31, 2012.
We also were party to an interest rate swap agreement, in a notional amount of $65.0 million, to mitigate interest rate risk by hedging the variability of a portion of our floating-rate senior secured term loan. This agreement expired on June 30, 2012. While our term loan is unhedged as of September 30, 2013, the risk of variability on our floating interest rate is partially mitigated by the client margin loans, which carry floating interest rates, as well as fees received from our cash sweep programs. At September 30, 2013, our receivables from our advisors’ clients for margin loan activity were approximately $245.5 million, and the balance of deposits in the cash sweep programs was $25.5 billion.

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
In addition to paying interest on outstanding principal under the Amended Credit Agreement, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee rate at September 30, 2013 was 0.50% for our Revolving Credit Facility, but is subject to change depending on our leverage ratio. Prior to the closing of the Previous Credit Agreement on March 29, 2012, the commitment fee was 0.75% on our previous revolving credit facility. We must also pay customary letter of credit fees.
Prepayments
The Amended Credit Agreement (not including the Revolving Credit Facility) requires us to prepay outstanding amounts under our senior secured term loan facility subject to certain exceptions, with:

•
50% (percentage will be reduced to 0% if our total leverage ratio is 3.00 to 1.00 or less) of our annual excess cash flow (as defined in the Amended Credit Agreement) adjusted for, among other things, changes in our net working capital (as of September 30, 2013 our total leverage ratio was 2.42);

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
Our Amended Credit Agreement prohibits us from paying dividends and distributions or repurchasing our capital stock except for limited purposes, including, but not limited to payments in connection with: (i) redemption, repurchase, retirement or other acquisition of our equity interests from present or former officers, managers, consultants, employees and directors upon the death, disability, retirement, or termination of employment of any such person or otherwise in accordance with any stock option or stock appreciation rights plan, any management or employee stock ownership plan, stock subscription plan, employment termination agreement or any employment agreements or stockholders’ agreement, in an aggregate amount not to exceed $10.0 million in any fiscal year plus the amount of cash proceeds from certain equity issuances to such persons, and the amount of certain key-man life insurance proceeds, (ii) franchise taxes, general corporate and operating expenses not to exceed $3.0 million in any fiscal year, and fees and expenses related to any unsuccessful equity or debt offering permitted by the Amended Credit Agreement, (iii) tax liabilities to the extent attributable to our business and our subsidiaries and (iv) dividends and other distributions in an aggregate amount not to exceed the sum of (a) the greater of (i) $250,000,000 and (ii) 6.75% of our consolidated total assets, (b) the available amount (as defined in the Amended Credit Agreement), (c) the available equity amount (as defined in the Amended Credit Agreement) and (d) the incremental dividend amount (as defined in the Amended Credit Agreement). Notwithstanding the foregoing, we may make unlimited dividends and distributions provided that after giving pro forma effect thereto, our total leverage ratio does not exceed 2.0. As of September 30, 2013, we have the ability to make dividends and distributions or repurchase our capital stock totaling $364.4 million, subject to approval by the Board of Directors.
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
As of September 30, 2013 and December 31, 2012 we were in compliance with all of our covenant requirements. Our covenant requirements and actual ratios as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
Financial Ratio	Covenant Requirement	Actual Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	4.25	2.42	4.00	2.38
Interest Coverage (Minimum)	3.00	10.72	3.00	9.03

Set forth below is a reconciliation from EBITDA, Adjusted EBITDA and Credit Agreement Adjusted EBITDA to our net income for the trailing twelve months ended September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
Net income	$174,377	$151,918
Interest expense	50,719	54,826
Income tax expense	114,560	98,673
Amortization of intangible assets(1)	39,066	39,542
Depreciation and amortization of fixed assets	41,171	32,254
EBITDA	419,893	377,213
EBITDA Adjustments:
Employee share-based compensation expense(2)	15,174	17,544
Acquisition and integration related expenses(3)	10,388	20,474
Restructuring and conversion costs(4)	21,680	6,146
Debt extinguishment costs(5)	7,968	16,652
Equity issuance and related offering costs(6)	—	4,486
Other(7)	22,093	11,967
Total EBITDA Adjustments	77,303	77,269
Adjusted EBITDA	497,196	454,482
Advisor and financial institution share-based compensation expense(8)	6,877	3,807
Other(9)	6,681	4,190
Credit Agreement Adjusted EBITDA	$510,754	$462,479
____________

(1)	Represents amortization of intangible assets as a result of our purchase accounting adjustments from our merger transaction in 2005 and various acquisitions.

(2)
Represents share-based compensation expense for equity awards granted to employees, officers and directors. Such awards are measured based on the grant date fair value and recognized over the requisite service period of the individual awards, which generally equals the vesting period.

(3)
Represents acquisition and integration costs resulting from various acquisitions, including changes in the estimated fair value of future payments, or contingent consideration, required to be made to former shareholders of certain acquired entities. In the first quarter of 2013, we revised our estimate of the potential payment obligation that we may be required to pay the former shareholders of Concord, which resulted in a $3.8 million decrease in the estimated fair value of contingent consideration during the twelve months ended September 30, 2013.

(4)
Represents organizational restructuring charges, conversion and other related costs incurred resulting from the expansion of our Service Value Commitment, the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities. As of September 30, 2013, we have recognized approximately 28% of costs related to the expansion of the Service Value Commitment, which is expected to be completed in 2015. As of September 30, 2013, approximately 91% and 99% of costs related to the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities, respectively, have been recognized. The remaining costs for the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities largely consist of the amortization of transition payments that have been made in connection with these two consolidations for the retention of advisors and financial institutions that are expected to be recognized into earnings by December 2014.

(5)
Represents expenses incurred resulting from the early extinguishment and repayment of amounts outstanding under our Previous Credit Agreement and Original Credit Agreement for the trailing twelve months ended September 30, 2013 and December 31, 2012, respectively, including the write-off of $8.0 million and $16.5 million, respectively, of unamortized debt issuance costs that have no future economic benefit, as well as various other charges incurred in connection with the establishment of the Amended Credit Agreement and the Previous Credit Agreement, respectively.

(6)
Represents equity issuance and offering costs incurred in the twelve months ended September 30, 2013 and December 31, 2012, related to the closing of the secondary offering in the second quarter of 2012. In addition, results for the twelve months ended December 31, 2012 include a $3.9 million charge for the late deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with the 2010 initial public offering (see Note 10 in the unaudited condensed consolidated financial statements).

(7)
Results for the twelve months ended September 30, 2013 and December 31, 2012 include approximately$7.0 million for consulting services and technology development aimed at enhancing our performance in support of our advisors while operating at a lower cost under the Program. In addition, results for the twelve months ended September 30, 2013 and December 31, 2012 include asset impairment charges of $4.8 million and $4.0 million, respectively, for certain fixed assets related to internally developed software that were determined to have no estimated fair value. During the third quarter of 2013, we incurred costs related to the NestWise Closure, consisting primarily of severance and termination benefits, $6.9 million of fixed asset charges that were determined to have no future economic benefit and the derecognition of $10.2 million of goodwill. In addition, we revised our estimate of the potential payment obligation that we may be required to pay the former shareholders of Veritat, which resulted in a $7.8 million decrease in the estimated fair value of contingent consideration. In the first quarter of 2013, we incurred $2.7 million of severance and termination benefits related to a change in management structure.

(8)
Credit Agreement Adjusted EBITDA excludes the recognition of share-based compensation expense from stock options and warrants granted to advisors and financial institutions based on the fair value of the awards at each interim reporting period under the Black-Scholes valuation model.

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

Contractual Obligations

The following table provides information with respect to our commitments and obligations as of September 30, 2013 (in thousands):

	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Leases and other obligations(1)(2)	$411,783	$36,398	$76,608	$58,659	$240,118
Senior secured term loan facilities(3)	1,537,805	10,838	21,677	481,052	1,024,238
Commitment fee on revolving line of credit(4)	4,058	1,159	2,321	578	—
Variable interest payments(5):
Term Loan A	43,587	12,478	24,990	6,119	—
Amended Term Loan B	190,055	35,401	69,825	68,299	16,530
Total contractual cash obligations	$2,187,288	$96,274	$195,421	$614,707	$1,280,886

_________________

(1)
In the second quarter of 2013, we entered into a long-term contractual obligation with a third-party service provider to enhance the quality, speed and cost of processes that support us by outsourcing certain functions. The table above includes the minimum payments due over the duration of the contract. The contractual obligation may be canceled, subject to a termination penalty that is approximately equal to the initial annual minimum payment. The amount of the termination penalty steps down ratably through the passage of time. Future minimum payments have not been reduced by this termination penalty.

(2)
Future minimum payments for applicable leases have not been reduced by minimum sublease rental income of $4.1 million that is due in the future under noncancelable subleases. Note 10 of our unaudited condensed consolidated financial statements provides further detail on operating lease obligations and obligations under noncancelable service contracts.

(3)	Represents principal payments under our Amended Credit Agreement. See Note 8 of our unaudited condensed consolidated financial statements for further detail.

(4)
Represents commitment fees for unused borrowings on our Revolving Credit Facility. See Note 8 of our unaudited condensed consolidated financial statements for further detail regarding our Revolving Credit Facility.

(5)
Our senior secured term loan facilities bear interest at floating rates. Variable interest payments are shown assuming the applicable LIBOR rates at September 30, 2013 remain unchanged. See Note 8 of our unaudited condensed consolidated financial statements for further detail.

Our acquisitions of NRP, Concord and Veritat each involve the potential payment of contingent consideration dependent upon the achievement of certain revenue, gross-margin and assets under management milestones. The table above does not reflect any such obligations, as the amounts are uncertain. See Note 4 of our unaudited condensed consolidated financial statements for further discussion of the amount of future contingent consideration we could be required to pay in connection with these acquisitions.
As of September 30, 2013, we have a liability for unrecognized tax benefits of $21.2 million, which we have netted against income taxes receivable in the unaudited condensed consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

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

At September 30, 2013, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

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

Changes in the value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. We manage our trading inventory by product type. Our activities to facilitate client transactions generally involve mutual fund activities, including dividend reinvestments. The balances are based upon pending client activities which are monitored by our broker dealer support services department. Because these positions arise from pending client transactions, there are no specific trading or position limits. Positions held to meet clearing deposit requirements consist of U.S. government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlement area within our broker dealer support services department. Our research department develops model portfolios that are used by advisors in developing client portfolios. We currently maintain approximately 180 accounts based on model portfolios. At the time a portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum for a client. Account minimums vary by product and can range from $10,000 to $250,000 per model. We utilize these positions to track the performance of the research department. The limits on this activity are based at the inception of each new model.

At September 30, 2013, the fair value of our trading securities owned were $8.8 million. Securities sold, but not yet purchased were $0.3 million at September 30, 2013. See Note 4 of our unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned and securities sold, but not yet purchased associated with our client facilitation activities. See Note 5 of our unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.

We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.

We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trail commissions are paid and assets eligible for sponsor payments.

Interest Rate Risk

We are exposed to risk associated with changes in interest rates. As of September 30, 2013, all of the outstanding debt under our Amended Credit Agreement, $1.5 billion, was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at September 30, 2013 (in thousands):

	Outstanding at	Annual Impact of an Interest Rate Increase of
	Variable Interest	10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans	Rates	Points	Points	Points	Points
Term Loan A(1)	$459,375	$459	$1,148	$2,297	$4,594
Amended Term Loan B(2)	1,078,431	—	—	1,555	6,927
Variable Rate Debt Outstanding	$1,537,806	$459	$1,148	$3,852	$11,521
_______________________

(1)	The variable interest rate for our Term Loan A is based on the one-month LIBOR of 0.18%, plus the applicable interest rate margin of 2.50%.

(2)
The variable interest rate for Amended Term Loan B is based on the greater of the LIBOR rate for the period selected (one, three, six, nine or twelve months) or 0.75%, plus the applicable interest rate margin of 2.50%. As of September 30, 2013, we elected the following variable interest rates for borrowings under its Amended Term Loan B: six-month LIBOR for $537.8 million which was designated on September 26, 2013 at an interest rate of 0.37%; and six-month LIBOR for $540.6 million which was designated on June 26, 2013 at an interest rate of 0.42%.

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
The average Federal Reserve effective federal funds rate ("FFER") for September 2013 was 0.09%. The following table reflects the approximate annual impact to asset-based revenues on our insured cash programs (assuming that client balances at September 30, 2013 remain unchanged) of an upward or downward change in short-term interest rates of one basis point (dollars in thousands):

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

We bear credit risk on the activities of our advisors’ clients, including the execution, settlement, and financing of various transactions on behalf of these clients. These activities are transacted on either a cash or margin basis. Our credit exposure in these transactions consists primarily of margin accounts, through which we extend credit to advisors' clients collateralized by cash (for purposes of margin lending, cash is not used as collateral) and securities in the client’s account. Under many of these agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions.

As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our loss on margin accounts is immaterial and did not exceed $0.1 million during the nine months ended September 30, 2013 and 2012. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

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

We often make payments to newly recruited advisors and institutions to assist in the transition process. Larger advisor practices and financial institutions typically receive transition assistance in the form of forgivable loans or recoverable advances, which are generally amortized over three to five years. Smaller advisor practices receive payments that are charged to earnings in the current period. We have credit risk and we may incur a loss in the event that an advisor who received a loan has terminated, or such advisor’s production payout is not sufficient to cover the taxes due on the forgivable amount. Losses are charged to earnings in the current period, but have historically been minimal due to our strong advisor retention.
Operational Risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper, erroneous or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. We operate in diverse markets and are reliant on the ability of our employees and systems, as well as third-party service providers and their systems, to process a large number of transactions effectively. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and in light of increasing reliance on third-party service providers. In the event of a breakdown or improper operation of systems or improper action by employees, advisors or third-party service providers, we could suffer financial loss, data loss, regulatory sanctions and damage to our reputation. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
There have been no material changes in the information regarding the Company’s risks, as set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2012 Annual Report on Form 10-K, except for the following revised risk factor which appeared in Part I, “Item 1A. Risk Factors” in the Company's 2012 Annual Report on Form 10-K, but has been revised to reflect events that occurred during the current reporting period:
TPG Capital may have the ability to influence the outcome of matters submitted for stockholder approval and may have interests that differ from those of our other stockholders.

On August 15, 2013, investment funds affiliated with Hellman & Friedman LLC ("H&F") and TPG Capital ("TPG Capital") effected distributions of shares of our common stock to their respective partners. Prior to the distributions these investment funds owned approximately 31% of the outstanding shares of our common stock. Following the distributions, H&F no longer owns shares of our common stock and TPG Capital owns approximately 17% of the outstanding shares of our common stock. So long as investment funds associated with or designated by TPG Capital continue to own a significant amount of the outstanding shares of our common stock, TPG Capital will continue to be able to influence our decisions, regardless of whether or not other stockholders believe that the transaction is in their own best interests.

In addition, TPG Capital and its affiliates are in the business of making investments in companies and may, from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business. To the extent TPG Capital invests in such other businesses, TPG Capital may have differing interests than our other stockholders. TPG Capital may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases on a monthly basis during the third quarter of 2013:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
July 1, 2013 through July 31, 2013	812,446	$38.37	812,446	$198,005,560
August 1, 2013 through August 31, 2013	831,370	$37.75	831,370	$166,634,400
September 1, 2013 through September 30, 2013	1,682,600	$38.03	1,682,600	$102,681,470
July 1, 2013 through September 30, 2013	3,326,416	$38.04	3,326,416	$102,681,470
____________________

(1)	See Note 11 of the unaudited condensed consolidated financial statements for additional information.

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

LPL Financial Holdings Inc.
Date:	October 30, 2013	By:	/s/ MARK S. CASADY
Mark S. Casady
Chairman and Chief Executive Officer

Date:	October 30, 2013	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
Chief Financial Officer