Form 10-K
period 2013-12-31
LPL Financial Holdings Inc.
filed 2014-02-26
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of June 28, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2.6 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

The number of shares of common stock, par value $0.001 per share, outstanding as of February 19, 2014 was 100,343,788.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K regarding the Company's future financial and operating results, growth, business strategy, plans, liquidity, ability and plans to repurchase shares and pay dividends in the future, including statements regarding projected costs, projected savings, projected expenses and anticipated improvements to the Company's operating model, services, and technology as a result of the Service Value Commitment, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company's historical performance and its plans, estimates and expectations as of February 25, 2014. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions or expectations expressed or implied by the Company will be achieved.  Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements.  Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of assets under custody; effects of competition in the financial services industry; changes in the number of the Company's financial advisors and institutions, and their ability to market effectively financial products and services; changes in interest rates and fees payable by banks participating in the Company's cash sweep program, including the Company's success in negotiating agreements with current or additional counterparties; the Company's success in integrating the operations of acquired businesses; execution of the Company's plans related to the Service Value Commitment, including the Company's ability to successfully transform and transition business processes to third party service providers; the Company's success in negotiating and developing commercial arrangements with third party service providers that will enable the Company to realize the service improvements and efficiencies expected to result from the Service Value Commitment; the performance of third party service providers to which business processes are transitioned from the Company; the Company's ability to control operating risks, information technology systems risks and sourcing risks; the effect of current, pending and future legislation, regulation and regulatory actions, including disciplinary actions imposed by self-regulatory organizations; and the other factors set forth in Part I, Item 1A - “Risk Factors”. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this annual report, even if its estimates change, and you should not rely on statements contained herein as representing the Company's views as of any date subsequent to the date of this annual report.

ii

PART I

Item 1.  Business
General Corporate Overview
We are the nation's largest independent broker-dealer, a top custodian for registered investment advisors ("RIAs"), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 13,600 independent financial advisors and financial advisors at more than 700 financial institutions (our "advisors") throughout the United States, enabling them to provide their retail investors (their "clients") with objective financial advice through a lower-risk model. We also support approximately 4,500 financial advisors who are affiliated and licensed with insurance companies through customized clearing services, advisory platforms and technology solutions.
We support a diverse client base through our subsidiary companies. LPL Financial LLC ("LPL Financial") is a clearing broker-dealer and an investment advisor that primarily transacts business as an agent for our advisors on behalf of their clients through a broad array of financial products and services. Fortigent Holdings Company, Inc. and its subsidiaries ("Fortigent") is a leading provider of solutions and consulting services to RIAs, banks and trust companies that serve high-net-worth clients. The Private Trust Company, N.A. ("PTC") manages trusts for high-net-worth clients.
While our services are diverse, our singular focus is to provide advisors with the front-, middle- and back-office support they need to serve the large and growing market for independent investment advice. We believe we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services and open architecture access to leading financial products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting or market-making.
For over 20 years we have served and supported the independent advisor market. We are a market leader with the largest independent advisor base and we believe we have the fourth largest overall advisor base in the United States. Through our advisors, we are also one of the largest distributors of financial products in the United States with over $73 billion in sales of mutual funds, annuities and advisory services. Our significant scale combined with our differentiated focus on the independent market has created a competitive advantage that enables ongoing growth through the attraction and retention of advisors. We are also able to continually reinvest in and improve resources to help our advisors manage the increasing complexity of the financial advisory and brokerage business, improve productivity and achieve their own goals for long-term growth. We currently have 3,185 employees with primary offices in Boston, Charlotte and San Diego.
Our Business
We believe that independent, objective financial guidance is a fundamental need for everyone. To fulfill that need, we enable our advisors to focus on what they do best — build personal, long-term client relationships that serve as the foundation for turning life's aspirations into financial realities. With our support, our advisors are able to provide their clients with high-quality independent financial advice and investment solutions. We help our advisors manage the complexity of their businesses by providing a comprehensive integrated technology platform, customized custody and clearing services and an open-architecture product platform that offers financial management and investment solutions from over 790 providers. We offer no proprietary products of our own. Because we do not offer proprietary products, we enable the independent financial advisors, banks and credit unions with whom we partner to offer their clients truly objective, low-conflict advice.
Our business is dedicated exclusively to our advisors; we are not a market-maker nor do we offer investment banking or underwriting services. Additionally, we offer our advisors the highest average payout ratios among the five largest U.S. broker-dealers, as ranked by number of advisors, which we believe provides us with a significant competitive advantage.
Our flexible model attracts many different types of advisors, such as independent financial advisors, RIAs, advisors focused on serving retirement plans and advisors at small and mid-sized financial institutions. Furthermore, we believe that we are the only independent broker-dealer with an integrated platform supporting RIAs.
Our revenues are derived primarily from commission and advisory fees generated by our advisors. We also generate asset-based revenues from our financial product sponsor relationships, cash sweep programs and omnibus processing and networking services. Under our self-clearing platform, we custody the majority of client assets invested in these products. Our custody activities include providing statements, processing transactions and performing ongoing account management. In addition, we generate revenues from advisor- and technology-related fees.
Our Advisor Relationships
Our advisors build long-term relationships with their clients in communities across the U.S. by guiding them through the complexities of investment decisions, retirement solutions, financial planning and wealth-management. Our advisors support approximately 4.4 million client accounts. Our services support the evolution of our advisors’ businesses over time and are designed to change as our advisors' needs change.
Our relationship with our advisors is expressed in our Commitment Creed, which for more than 20 years has set forth the guiding principles that have been the foundation for our culture and reflected our singular focus on the advisors we serve. The size and growth of our business are reflective of this focus.
Advisors licensed with LPL Financial as registered representatives and as investment advisory representatives are able to conduct both commission-based business on our brokerage platform and fee-based business on our corporate RIA platform. In order to be licensed with LPL Financial, advisors must be approved through our assessment process, which includes a thorough review of each advisor’s education, experience and credit and compliance history. Approved advisors become registered with LPL Financial and enter into a representative agreement that establishes the duties and responsibilities of each party. Pursuant to the representative agreement, each advisor makes a series of representations, including that the advisor will disclose to all clients and prospective clients that the advisor is acting as LPL Financial's registered representative or investment advisory representative, that all orders for securities will be placed through LPL Financial, that the advisor will sell only products LPL Financial has approved and that the advisor will comply with LPL Financial policies and procedures as well as securities rules and regulations. These advisors also agree not to engage in any outside business activity without prior approval from us and not to act as an agent for any of our competitors.
In return for the services we provide to advisors, including, among others, transaction processing and technology services to support their daily activities, we typically retain a range of 10 to 15 percent of the commission and advisory revenue generated by our advisors and pay out the remaining 85 to 90 percent directly to them. Advisors are also entitled to receive annual production bonuses, based on their individual and branch production. In addition, advisors pay certain fees directly to us relating to technology and platform access, insurance coverage and licensing fees, as well as administrative fees. The registered representative agreement, which covers such fees, is terminable by us or the advisor without cause on 30 days' notice and by us for cause immediately upon notice.
LPL Financial also supports over 280 stand-alone RIA practices ("Independent RIAs") with over 2,000 advisors who conduct their advisory business through separate entities by establishing their own RIAs, rather than using our corporate RIA. These Independent RIAs engage us for technology, clearing, compliance related and custody services, as well as access to certain of our investment platforms. These advisors retain 100% of their advisory fees. In return, we charge separate fees for custody, trading and support services to the Independent RIAs. In addition, Independent RIAs seeking to operate a hybrid model carry their brokerage license exclusively with LPL Financial and access our fully-integrated brokerage platform under standard terms.
Our advisors average over 15 years of industry experience. This level of industry experience allows us to focus on supporting and enhancing our advisors’ businesses without needing to provide basic training or subsidizing advisors who are new to the industry. Our independent advisors join us from a broad range of firms including wirehouses, regional and insurance broker-dealers, banks and other independent firms. Our flexible business platform allows our advisors to choose the most appropriate business model to support their clients, whether they conduct brokerage business, offer brokerage and fee-based services on our corporate RIA platforms or provide fee-based services through their own RIAs.
The majority of our advisors are entrepreneurial independent contractors who deliver their services through over 4,000 branch offices. They are primarily located in rural and suburban areas and as such are viewed as local providers of independent advice. Approximately 77% of these advisors operate under their own business name. We assist these advisors with their own branding, marketing and promotion, and regulatory review.
We believe we are the market leader in providing support to over 2,200 financial advisors at approximately 700 banks and credit unions nationwide. For these institutions, whose core capabilities may not include investment and financial planning services, or who find the technology, infrastructure and regulatory requirements to be cost prohibitive, we provide their financial advisors with the services they need to be successful, allowing the institutions to focus more energy and capital on their core businesses. In addition, we have expanded our technology and wealth management solutions to support trust departments at such institutions, which enables them to more efficiently manage their assets.
A subset of our advisors provides advice and serves group retirement plans primarily for small and mid-size businesses. These approximately 1,500 advisors serve over 20,800 retirement plans representing $60.6 billion in retirement plan assets custodied at various custodians. LPL Financial provides these advisors with marketing tools and technology capabilities, which are designed for retirement solutions.
We also provide support to approximately 4,500 additional financial advisors who are affiliated and licensed with insurance companies. These arrangements allow us to provide outsourced customized clearing, advisory platforms and technology solutions that enable the financial advisors at these insurance companies to offer a breadth of services to their client base in an efficient manner.
Through our subsidiary Fortigent, we provide unique solutions and consulting services aimed to assist RIAs, banks and trust companies serving high-net-worth clients by providing them with sophisticated investment advice and helping them build their wealth management practices.
Our Value Proposition
The core of our business is dedicated to meeting the evolving needs of our advisors and providing the platform and tools to grow and enhance the profitability of their businesses. Our Service Value Commitment expresses our dedication to continuous improvement in the processes, systems and resources we leverage to meet these needs. In February 2013, we announced the next phase of evolution of our Service Value Commitment, which is designed to create a better service experience for our advisors, evolve our operating model to simplify processes and enhance our ability to invest in areas that are differentiators for our business by lowering our costs in areas where work can be performed more effectively by outsourcing partners specializing in this work.
We support our advisors by providing front-, middle- and back-office solutions through the four pillars of our distinct value proposition: integrated technology solutions, comprehensive clearing and compliance services, practice management programs and training and independent research. The comprehensive and automated nature of our offering enables our advisors to focus on their clients while successfully and efficiently managing the complexities of running their own practice.
Integrated Technology Solutions
We provide our technology and service to advisors through BranchNet, our proprietary, integrated technology platform that is server-based and web-accessible. Using the BranchNet workstation as their core technology platform, our advisors can effectively manage all critical aspects of their businesses while remaining highly efficient and responsive to their clients’ needs. Time-consuming processes, such as account opening and management, document imaging, transaction execution, and account rebalancing, are automated to improve efficiency and accuracy. We believe BranchNet allows our advisors to transact and monitor their business more efficiently, lowering operating costs for their business.
Through BranchNet, our advisors have direct access to a fully integrated array of tools and support systems, including:

•	comprehensive account lookup for accounts;

•	straight-through processing of trade orders and account maintenance requests; and

•	secure and reliable data maintenance.
In addition to the account management capabilities of BranchNet, our Resource Center, which is embedded within BranchNet, provides advisors with access to our research, training, compliance and support services, as well as the ability to review products and develop marketing materials, including:

•
direct access to financial product information and exclusive research commentaries; detailed regulatory requirements; valuable marketing tools; operational information; comprehensive training and technical support;

•	client management and business development tools;

•	trading and research tools; and

•	business management resources.
Many advisors also subscribe to premium features, such as performance reporting, financial planning and customized websites. Select third-party resources have been integrated into our technology software, which enables seamless access to important tools, broadens our range of offerings and reduces duplicate operational functions. Once on BranchNet, advisors have the ability to choose which services suit their business plan, purchasing only the services that they believe are needed to grow their business.
Comprehensive Clearing and Compliance Services
We custody and clear the majority of our advisors’ transactions, providing a simplified and streamlined advisor experience and expedited processing capabilities. Our self-clearing platform enables us to better control client data, more efficiently process and report trades, facilitate platform development, reduce costs and ultimately enhance the service experience for our advisors and their clients. Our self-clearing platform also enables us to serve a wider range of advisors, including Independent RIAs.
Because we are self-clearing, we can address all facets of securities transaction processing, including:

•	order routing, trading support, execution and clearing, and position keeping;

•	regulatory and tax compliance and reporting; and

•	investment accounting and recordkeeping.
All of these services are backed by our service center and operations organizations focused on providing timely, accurate and consistent support. Our employees share a passion for maximizing our advisors’ ease of doing business and thereby enhancing their ability to serve their clients. Each employee is highly committed to delivering a level of service unmatched in our competitive space.
Service360, a service paradigm available to the majority of our advisors and Independent RIAs, offers a small team-based approach. This service model emphasizes personal accountability and empowerment within each Service360 team. Service360 currently serves over 9,700 advisors.
We continue to make substantial investments in our compliance function to provide our advisors with a strong framework through which to understand and operate within regulatory guidelines as well as guidelines established by our firm. These investments include hiring and retaining experienced compliance and risk professionals and technology-related expenditures. Our compliance and risk management tools are integrated into our technology platform to further enhance the overall effectiveness and scalability of our control environment. All of this enables us to maintain our long term track-record of strong regulatory compliance, as evidenced by the number of regulatory events reported in Financial Industry Regulatory Authority, Inc.'s (“FINRA”) BrokerCheck Reports.
Our team of approximately 370 risk and compliance employees assist our advisors through:

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
Practice Management Programs and Training
Our practice management programs are designed to help financial advisors in independent practices and financial institutions, as well as all levels of financial institution leadership, enhance and grow their businesses. Our experience gives us the ability to benchmark the best practices of successful advisors and develop customized recommendations to meet the specific needs of an advisor’s business and market. Because of our scale, we are able to dedicate an experienced group of approximately 190 practice management professionals who counsel our advisors to build and better manage their business and client relationships through one-on-one support as well as group training. In addition, we hold over 110 conferences and group training events around the country annually for the benefit of our advisors. Our practice management and training services include:

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

•	marketing strategies, including campaign templates, to enable advisors to build awareness of their services and capitalize on opportunities in their local markets;

•	succession planning and an advisor loan program for advisors looking to either sell their own or buy another practice;

•	transition services to help advisors establish independent practices and migrate client accounts to us; and

•	training and educational programs on topics including technology, use of advisory platforms and business development.
Independent Research
We provide our advisors with integrated access to comprehensive research on a broad range of investments and market analysis, including on mutual funds, separate accounts, alternative investments and annuities, asset allocation strategies, financial markets and the economy. We take our research and create packaged, discretionary portfolios, for which we serve as a portfolio manager, that are available through the LPL Financial turnkey advisory asset management platforms. Our research team consists of approximately 35 professionals with an average of 11 years of industry experience providing unbiased and low-conflict advice. Our research operation is designed to empower our advisors to provide their clients with thoughtful advice in a timely manner. Our research team actively works with our product due diligence group to effectively scrutinize the financial products offered through our platform. Our lack of proprietary products or investment banking services helps ensure that our research remains unbiased and objective. A substantial portion of our research is approved by our Marketing Regulatory Review organization for use with clients, allowing our advisors to leverage these materials to help clients understand complex investment topics and make informed decisions.
Our research enables advisors to:

•	keep abreast of changes in markets, investments and the global economy, through our daily market update call and email, published materials, social media content and media presence;

•	proactively respond to emerging trends;

•	leverage the expertise and experience of our research team in building individual investment portfolios; and

•
seek specific advice through our ASK (accurate, swift and knowledgeable) Research Team, a group of research professionals dedicated exclusively to advisor investment-research inquiries via phone and email.

With a focus on performance, service and transparency, our research team utilizes a wide spectrum of available tools to deliver timely perspectives on the ever-changing economic marketplace and products, enabling advisors to help their clients understand and adjust to the latest developments. Through its objective recommendations and portfolio management, the research group helps advisors meet a broad range of investor needs effectively, which in turn allows advisors to focus on their clients and growing their practice.
We also offer independent investment research through our wholly-owned subsidiary, Fortigent. Fortigent's research team consists of approximately 12 dedicated professionals who provide objective advice and guidance on macro-economic analysis, capital markets assumptions, and strategic and tactical asset allocation. Fortigent also provides robust third-party asset manager search, selection and monitoring services for both traditional and alternative strategies across all investment access points (ETFs, mutual funds, separately managed accounts, unified managed accounts and limited partnerships). Fortigent's targeted client base consists of independent advisors (RIAs), banks and trust companies that target primarily taxable high-net-worth investors and families. In addition, Fortigent also provides model management services for both traditional and alternative investment portfolios.
Our Economic Value Proposition
We offer a compelling economic value proposition to independent advisors that is a key factor in our ability to attract and retain advisors and their practices. The independent channels pay advisors a greater share of brokerage commissions and advisory fees than the captive channels — generally 80-90% compared to 30-50%. Through our scale and operating efficiencies, we are able to offer our advisors what we believe to be the highest average payout ratios among the five largest U.S. broker-dealers, ranked by number of advisors, providing us with a significant competitive advantage.

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
Our Product and Solution Access
We do not manufacture any financial products. Instead, we provide our advisors open architecture access to a broad range of commission, fee-based, cash and money market products and services. Our product due diligence group conducts extensive diligence on substantially all of our product offerings, including annuities, mutual funds, exchange-traded funds, and alternative investments, including real estate investment trusts. Our platform provides access to over 11,000 financial products, manufactured by over 790 product sponsors. Typically, we enter into arrangements with these product sponsors pursuant to the sponsor’s standard distribution agreement.
The sales and administration of these products are facilitated through BranchNet and our Resource Center, which together allow our advisors to access client accounts, product information, asset allocation models, investment recommendations, and economic insight as well as to perform trade execution.
The following table presents a breakdown of the assets of advisors to whom we provide advisory and brokerage services as of December 31, 2013 (dollars in billions):

	Advisory	Brokerage	Total Assets
Independent advisors' assets custodied by LPL Financial	$117.6	$257.9	$375.5
Independent RIAs' assets custodied by LPL Financial	34.0	28.9	62.9
Total advisors' assets custodied by LPL Financial	$151.6	$286.8	$438.4
Advisors with Independent RIA firms have the ability to conduct investment advisory business using our platform and tools, and carry a brokerage license with LPL Financial to support brokerage accounts as well.
Of the $151.6 billion of advisory assets under custody, $113.6 billion are mutual funds. Brokerage sales of financial products were over $29 billion, including over $11 billion in mutual funds and $18 billion in annuities. This sales volume is illustrative of our scale and significant distribution capabilities, as we can offer leading products and services with attractive economics to our advisors.
Commission-Based Products
Commission-based products are those for which we and our advisors receive an upfront commission and, for certain products, a trailing commission. Our brokerage offerings include variable and fixed annuities, mutual funds, equities, alternative investments such as non-traded real estate investment trusts and business development companies, retirement and 529 education savings plans, fixed income and insurance. Our insurance offering is provided through LPL Insurance Associates, Inc. (“LPLIA”), a brokerage general agency which provides personalized advance case design, point-of-sale service and product support for a broad range of life, disability and long-term care products. As of December 31, 2013, the total assets in our commission-based products were $286.8 billion.
Fee-Based Advisory Platforms and Support
We have been an innovator in fee-based advisory solutions since the introduction of our Strategic Asset Management platform in 1991. Today, LPL Financial has five fee-based advisory platforms that provide centrally managed or customized solutions from which advisors can choose to meet the investment needs of their mass affluent and high-net-worth clients. The fee structure aligns the interests of our advisors with their clients, while establishing a recurring revenue stream for the advisor and for us. Our fee-based platforms provide access to no-load/load-waived mutual funds, exchange-traded funds, stocks, bonds, conservative option strategies, unit investment trusts and institutional money managers and no-load multi-manager variable annuities. As of December 31, 2013, the total assets under custody in these platforms were $151.6 billion.

Cash Sweep Programs
We assist our advisors in managing their clients’ cash balances through two primary cash sweep programs depending on account type: a money market sweep vehicle involving money market fund providers and an insured bank deposit sweep vehicle. Our insured bank deposit sweep vehicle allocates client cash balances across multiple non-affiliated banks to provide advisors with up to $1.5 million ($3.0 million joint) of insurance through the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2013, the total assets in our cash sweep programs, which are held within brokerage and advisory accounts, were approximately $24.9 billion, with $7.5 billion held in a money market sweep vehicle and $17.4 billion in an insured bank deposit sweep vehicle.
Retirement Services
We offer a retirement solution that is fee-based and which allows qualified advisors to provide consultation and advice to plan sponsors using our corporate RIA. We also offer a retirement solution that provides for commission-based services. Both solutions deliver a comprehensive suite of products and services, which we believe have been instrumental in gaining new and larger retirement plan business. In 2013, we launched our Worksite Financial Solutions platform, which furnishes our advisors with the ability to serve Individual Retirement Account ("IRA") rollovers in an efficient and compliant manner. Our advisors, whether through our corporate RIA or through their own independent RIA, serve over 20,800 retirement plans representing $60.6 billion in retirement plan assets, which are custodied with various custodians. These retirement plan assets are custodied with 30 third-party providers of retirement plan administrative services who provide us with reporting feeds. There are additional retirement plan assets supported by our advisors, custodied with third party providers who do not provide reporting feeds to us, and we estimate the total assets in retirement plans (including such additional assets) served by our advisors to be between $95.0 billion and $105.0 billion. The retirement assets are not included in our reported brokerage and advisory assets.
Other Services
We provide a number of tools and services that enable advisors to maintain and grow their practices. Through our subsidiary, PTC, we provide administrative and custodial services to trusts for estates and families. Under our unique model, an advisor may provide the trust with investment management services. Administrative services for the trust are provided by PTC. We also provide open architecture investment management solutions to trust departments of financial institutions through LPL Financial's Concord Trust and Wealth Solutions division ("Concord"). At December 31, 2013, Concord supported $10.6 billion in trust assets for 29 institutions.
In addition, we are a leading provider of solutions and consulting services to registered investment advisors, banks and trust companies that serve high-net-worth clients through Fortigent. At December 31, 2013, $73.9 billion of assets were supported by Fortigent. The assets supported by Concord and Fortigent are not custodied by LPL Financial and are therefore not included in our reported brokerage and advisory assets.
Our Financial Model
Our financial model has inherent resilience, and our overall financial performance is a function of the following dynamics of our business:

•
Our revenues stem from diverse sources, including advisor-generated commission and advisory fees as well as fees from product manufacturers, omnibus and networking services, cash sweep balances and other ancillary services. Revenues are not concentrated by advisor, product or geography. For the year ended December 31, 2013, no single relationship with our independent advisor practices, banks, credit unions, or insurance companies accounted for more than 3% of our net revenues, and no single advisor accounted for more than 1% of our net revenues.

• The majority of our revenue base is recurring in nature, with approximately 65% recurring revenue in 2013.

Total 2013 Revenues: $4.14B
Transaction and Fee (1)
9%
Other
2%
Asset-based
10%
Commission
50%
Advisory
29%
Total Recurring Revenue = 65%

(1) Transaction and fee revenues include individual advisor and account fees.

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

•
We are able to operate with low capital expenditures and limited capital requirements, and as a result generate substantial free cash flow, which we have committed to investing in our business as well as returning value to shareholders. During 2013, we used cash flows to fund $219.1 million of share repurchases and to pay $68.0 million in quarterly dividends.

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
The combination of our ability to reinvest in our business and maintain highly competitive payout ratios has enabled us to attract and retain advisors. This, in turn, has driven our growth and led to a continuous cycle of reinvestment that reinforces our established scale advantage.

•	Unique Value Proposition:

◦
Independent Advisors.  We deliver a comprehensive and integrated suite of products and services to support the practices of our independent advisors. We believe we are the only institution that offers a low-conflict, open architecture and scalable platform. The benefits of our purchasing power lead to high average payouts and greater economics to our advisors. Our platform also creates an entrepreneurial opportunity that empowers independent advisors to build equity in their businesses. This generates a significant opportunity to attract and retain highly qualified advisors who are seeking independence.

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

•
Ability to Serve over 90% of Retail Assets.  Our historic focus has been on advisors who serve the mass-affluent market (investors with $100,000 or greater in investable assets). We have designed and integrated all aspects of our platforms and services to profitably meet the needs of these advisors. We believe there continues to be an attractive opportunity in the mass-affluent market, in part because wirehouses have not typically focused on this space. Although we have grown through our focus in this area, the flexibility of our platform, along with our acquisition of Fortigent, allow us to expand our breadth of services to better support the high-net-worth market. As of December 31, 2013, our advisors supported accounts with more than $1 million in assets that in the aggregate represented $80.2 billion in advisory and brokerage assets, 18.3% of our total assets custodied. Although our advisors' average production is typically below that of some of the wirehouse channel firms, our array of integrated technology and services can support advisors with significant production and can compete directly with wirehouses and custodians. Based on Cerulli Associates' wealth tiers, our growth and expansion now allows us to serve each tier between the mass market and high-net-worth market, accounting for approximately 91% of retail assets.

•
Experienced and Committed Senior Management Team.  We have an experienced and committed senior management team that provides stable leadership and strategic vision for our business. On average, our senior management has 21 years of industry experience. The team has a proven track record of success as demonstrated in the Company’s financial performance through the recent market downturn. Having played a significant role in the building out of the business, senior management also has a fundamental and thorough understanding of the operations. The management team is aligned with stockholders and holds significant equity ownership in the Company; certain of our senior executives are subject to mandatory stock ownership guidelines.

Our Sources of Growth
We expect to increase our revenue and profitability by benefiting from favorable industry trends and by executing strategies to accelerate our growth beyond that of the broader markets in which we operate.

Favorable Industry Trends

•
Growth in Investable Assets.  According to Cerulli Associates, over the past five years, assets under management for the market segments in the United States that we address grew 3.0% per year, while retirement assets are expected to grow 6.3% per year over the next five years (in part due to the retirement of the baby boomer generation and the resulting assets that are projected to flow out of retirement plans and into individual retirement accounts). In addition, IRA assets are projected to grow from $5.9 trillion as of 2013 to $8.2 trillion by 2017. In addition to the retirement of the baby boomer generation, there is a general need in the United States for greater and smarter retirement savings as well as increased regulatory pressures on 401(k) plan sponsors.

(1)	Cerulli Quantitative Update - The State of U.S. Retail and Institutional Asset Management, November 2013.

(2)	Cerulli Quantitative Update - Retirement Markets, November 2013.

•
Increasing Demand for Independent Financial Advice.  Retail investors, particularly in the mass-affluent market, are increasingly seeking financial advice from independent sources. We are highly focused on helping independent advisors meet the needs of the mass-affluent market, which constitutes a significant and underserved portion of investable assets, according to Cerulli Associates, and we believe presents significant opportunity for growth.

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

Executing Our Growth Strategies

•
Attracting New Advisors to Our Platform.  We intend to grow the number of advisors — either those who are independent or who are aligned with financial institutions — who are served by our platform. We have a 4.3% market share of the approximately 310,000 financial advisors in the United States, according to Cerulli Associates, and we have the ability to attract seasoned advisors of any practice size and from any channel, including wirehouses, regional broker-dealers and other independent broker-dealers.

Channel	Advisors	Market Share
Independent Broker-Dealer(1)	78,886	25.6%
Insurance Broker-Dealer	88,115	28.7%
Wirehouse	49,913	16.2%
Regional Broker-Dealer	30,628	10.0%
RIA(1)	27,839	9.0%
Bank Broker-Dealer	13,728	4.5%
Dually registered RIAs(1)	18,513	6.0%
Total	307,622	100%
___________________
(1) The 18,513 advisors classified as dually registered RIAs are advisors who are both licensed through independent broker-dealers and registered as investment advisors. Including the 18,513 dually registered advisors, advisors in the Independent Broker-Dealer channel represent 31.6% of the advisor population. Including the 18,513 dually registered advisors, advisors in the RIA channel represent 15.0% of the advisor population.

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

•
Ramp-up of Newly-Attracted Advisors.  We primarily attract experienced advisors who have established practices. In our experience, it takes an average of four years for newly recruited advisors to fully re-establish their practices and associated revenues. This seasoning process creates accelerated growth of revenue from new advisors.

•
Our Business Model has Inherent Economies of Scale.  The largely fixed costs necessary to support our advisors delivers higher marginal profitability as client assets and revenue grow. Historically, this dynamic has been demonstrated through the growth in our operating margins. Our 2013 announcement about evolving our Service Value Commitment is reflective of our dedication to continuously transforming our business by enhancing the quality and speed of our operational processing while improving our cost structure by lowering costs in areas that are not differentiators for our business.

•
Expansions of our Product & Service Offerings.  Through internal development, as well as synergies obtained from opportunistic acquisitions, we have expanded our capabilities and product and servicing offerings in order to ensure we continue to provide a premium platform for our advisors to grow and enhance the profitability of their businesses. Presented below are a few examples of our expanded capabilities and product and service offerings.

Streamlined Office	Advisor Essentials	Social Media	Retirement U	Account View
Suite of solutions, incorporating eSignature, Remote Deposit and iDoc, that can save advisors time and money, and enhance their clients’ experience. eSignature allows advisors and their clients to provide electronic signatures on the most commonly used operational forms. Remote Deposit is a mobile solution that provides an easy, fast, convenient and secure way to deposit client checks into LPL Financial accounts. iDoc acts as an online vault, in which advisors can store documents electronically and securely.

A strategic educational curriculum designed to help advisors create and run a profitable and productive practice, this program is tailored for advisors new to the business, staff who are on a career path to become a financial advisor, or producers who have not yet reached a club level at LPL Financial.

Our platform helps our advisors harness the power of social networking on three levels: begin learning how to use social media to augment their marketing efforts, connect with their clients and prospects by sharing valuable content to grow their network, and enhance their efforts by tracking activity and improving results. Our Content Library includes articles on a variety of topics that advisors can post directly to their social media site.

A strategic educational curriculum that provides advisors and staff members with the training they need to access and effectively utilize Retirement resources of LPL Financial. The program is designed to enhance knowledge in the following four areas: Client Service, Office Management, Technology, Sales & Marketing.

We introduced new functionalities for the customer account access portal, Account View, including the ability for advisors to customize client-facing web pages in Account View with their practices' own brand.  Account View has been organized to reflect the way customers think about their finances - their portfolio, accounts, positions, transactions, and statements.  Advisors can now access Account View on mobile devices, so they can remain connected to their crucial financial information from anywhere their mobile devices have connectivity.

•
Opportunities for Strategic, Value-Creating Acquisitions.  We have a proven history of expanding our business through opportunistic acquisitions. In 2011 and 2012, we completed several transactions providing scale and entry to adjacent markets. We will continue to evaluate acquisition opportunities based on strategic merit and the ability to create value for our shareholders. Our scalable business model and operating platform make us an attractive acquirer in a fragmented and consolidating market.

Competition
We believe we offer a unique and dedicated value proposition to independent financial advisors and financial institutions. This value proposition is built upon the delivery of our services through our scale, independence and integrated technology, the sum of which we believe is not replicated in the industry. As a result we believe that we do not have any direct competitors that offer our unique business model. For example, because we do not have any proprietary manufacturing products, we do not view firms that manufacture asset management products and other financial products as direct competitors.
We compete to attract and retain experienced and productive advisors with a variety of financial firms. Within the independent channel, the industry is highly fragmented, comprised primarily of small regional firms that rely on third-party custodians and technology providers to support their operations. The captive wirehouse channel tends to consist of large nationwide firms with multiple lines of business that have a focus on the highly competitive high-net-worth investor market. Competitors in this channel include Morgan Stanley; Merrill Lynch, Pierce, Fenner, & Smith Incorporated; UBS Financial Services Inc.; and Wells Fargo Advisors, LLC. Competition for advisors also includes regional firms, such as Edward D. Jones & Co., L.P. and Raymond James Financial Services, Inc. RIAs, who are licensed directly with the SEC and not through a broker-dealer, choose third-party firms to provide custodial services. Competitors in this space include Charles Schwab & Co., Fidelity Brokerage Services LLC and TD Ameritrade.
Those competitors that do not offer a complete clearing solution for advisors are frequently supported by third-party clearing and custody oriented firms. Pershing LLC, a subsidiary of Bank of New York Mellon, National Financial Services LLC, a subsidiary of Fidelity Investments, and J.P. Morgan Clearing Corp., a subsidiary of J.P. Morgan Chase & Co., offer custodial services and technology solutions to independent firms and RIAs who are not self-clearing. These clearing firms and their affiliates and other providers also offer an array of service, technology and reporting tools. Albridge Solutions, a subsidiary of Bank of New York Mellon, Advent Software, Inc., Envestnet, Inc., and Morningstar, Inc., provide an array of research, analytics and reporting solutions.

Our advisors compete for clients with financial advisors of brokerage firms, banks, insurance companies, asset management and investment advisory firms. In addition, they also compete with a number of firms offering direct to investor on-line financial services and discount brokerage services, such as Charles Schwab & Co. and Fidelity Brokerage Services LLC.

Employees
As of December 31, 2013, we had 3,185 full-time employees. None of our employees are subject to collective bargaining agreements governing their employment with us. Our continued growth is dependent, in part, on our ability to recruit and retain talented employees. That is why we strive to provide an environment conducive to learning, growth, satisfaction and achievement. We offer ongoing learning opportunities and programs that empower employees to drive their development and careers. Our work environment provides employees with opportunities to collaborate and share their knowledge and insights with peers, managers and stakeholders. Through these initiatives, we work to help all employees to be engaged and empowered.
Our Corporate Structure
LPL Financial Holdings Inc. is the parent company of our collective businesses. Our broker-dealer subsidiary, LPL Financial, was formed in 1989. In 2005, investment funds affiliated with TPG Global, LLC ("TPG Capital") and Hellman & Friedman LLC ("H&F") acquired a majority ownership stake in LPL Financial Holdings Inc., with the remaining interest owned primarily by our founders, senior management and advisors. In 2013, investment funds affiliated with H&F effected distributions of shares of our common stock to their respective partners and no longer own shares of our common stock. At December 31, 2013, investment funds affiliated with TPG Capital owned approximately 17% of the outstanding shares of our common stock. Following the February 2014 repurchase of shares by us from TPG Capital and TPG Capital's simultaneous sale of shares to a private investor, TPG Capital owned approximately 13% of the outstanding shares of our common stock.
In recent years we have grown our business through a number of opportunistic acquisitions. We strengthened our position as a leading independent broker-dealer through our 2007 acquisition of Pacific Select Group, LLC (renamed LPL Independent Advisor Services Group, LLC) and its wholly owned subsidiaries: Mutual Service Corporation (“MSC”), Associated Financial Group, Inc. (“AFG”), Associated Securities Corp. (“Associated”), Associated Planners Investment Advisory, Inc. (“APIA”) and Waterstone Financial Group, Inc. (“WFG,” and together with MSC, AFG, Associated, and APIA, the “Affiliated Entities”). In 2009, we consolidated the operations of the Affiliated Entities with those of LPL Financial. The consolidation involved the transfer of securities licenses of certain registered representatives associated with the Affiliated Entities and their client accounts. Following the completion of these transfer activities, the registered representatives and client accounts that transferred became associated with LPL Financial.
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
Our acquisition of certain assets of National Retirement Partners, Inc. (“NRP”) in February 2011 enhanced our capabilities in the group retirement space. Our NRP advisors expanded our base of advisors who offer retirement products, consulting and investment services to retirement plan sponsors and plan participants as well as comprehensive financial services to plan participants. In June 2011, we acquired Concord Capital Partners, Inc. ("CCP") and its subsidiaries, which provided technology and open architecture investment management solutions for trust departments of financial institutions. Through this acquisition, we sought the ability to support both the brokerage and trust business lines of current and prospective financial institutions. In April 2012, we acquired all of the outstanding common stock of Fortigent. Fortigent provides high-net-worth solutions and consulting services to registered investment advisors, banks, and trust companies. This strategic acquisition has further enhanced our capabilities and offers an extension of our existing services for wealth management advisors. (See Item 7 — “Management’s Discussion and Analysis” for further discussion of our acquisitions of NRP, CCP and Fortigent.)
Our subsidiary, Independent Advisers Group Corporation (“IAG”), offers an investment advisory solution to insurance companies to support their financial advisors who are licensed with them. Our subsidiary, LPLIA, operates as a brokerage general agency which offers life, long-term care and disability insurance sales and services. Through our subsidiary PTC, we offer trust administration, investment management oversight and RIA custodial services for estates and families.
Regulation
The financial services industry is subject to extensive regulation by U.S. federal, state, and international government agencies as well as various self-regulatory organizations. We take an active leadership role in the development of the rules and regulations that govern our industry. Given the turmoil in the financial services industry in 2008 and 2009, we anticipate continued heightened scrutiny and significant modifications in these rules and regulations. We strive to be at the forefront of influencing this change. We have also invested heavily, with the benefit of our scale, in our compliance functions to monitor our adherence to the numerous legal and regulatory requirements applicable to our business.
Broker-Dealer Regulation
LPL Financial is a broker-dealer registered with the SEC, a member of FINRA and various other self-regulatory organizations and a participant in various clearing organizations including the Depository Trust Company, the National Securities Clearing Corporation and the Options Clearing Corporation. LPL Financial is registered as a broker-dealer in each of the 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.
Broker-dealers are subject to rules and regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, and the conduct of directors, officers and employees. Broker-dealers are also regulated by state securities administrators in those jurisdictions where they do business. Compliance with many of the rules and regulations applicable to us involves a number of risks because rules and regulations are subject to varying interpretations, among other reasons. Regulators make periodic examinations and review annual, monthly and other reports on our operations, track record and financial condition. Violations of rules and regulations governing a broker-dealer’s actions could result in censure, penalties and fines, the issuance of cease-and-desist orders, the suspension or expulsion from the securities industry of such broker-dealer, its financial advisor(s) or its officers or employees, or other similar adverse consequences. The rules of the Municipal Securities Rulemaking Board, which are enforced by the SEC and FINRA, apply to the municipal securities activities of LPL Financial.
Our margin lending is regulated by the Federal Reserve Board’s restrictions on lending in connection with client purchases and short sales of securities, and FINRA rules also require our subsidiaries to impose maintenance requirements based on the value of securities contained in margin accounts. In many cases, our margin policies are more stringent than these rules.
Significant new rules and regulations continue to arise as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010. Provisions of the Dodd-Frank Act that may impact our business include, but are not limited to, the potential implementation of a more stringent fiduciary standard for broker-dealers and the potential establishment of a new self-regulatory organization for investment advisors. Compliance with these provisions is likely to result in increased costs. Moreover, to the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of financial institutions with whom we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such applicable regulations called for under the Dodd-Frank Act have been finalized and implemented.
Investment Adviser Regulation
As investment advisers registered with the SEC, our subsidiaries LPL Financial, IAG and Fortigent, LLC are subject to the requirements of the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and the regulations promulgated thereunder, including examination by the SEC’s staff. Such requirements relate to, among other things, fiduciary duties to clients, performance fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between the advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements and general anti-fraud provisions.
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
Retirement Plan Services Regulation
Certain of our subsidiaries, including LPL Financial, Fortigent, PTC, IAG and LPLIA, are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA") or Section 4975 of the Internal Revenue Code (the "Code"), and to regulations promulgated under ERISA or the Code, insofar as they provide services with respect to plan clients, or otherwise deal with plan clients that are subject to ERISA or the Code. ERISA imposes certain duties on persons who are "fiduciaries" (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary penalty as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving plans (as defined in Section 4975(e)(1), which includes individual retirement accounts and Keogh plans) and service providers, including fiduciaries, to such plans. Section 4975 imposes excise taxes for violations of these prohibitions.
Commodities and Futures Regulation
LPL Financial is licensed as a futures commission merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). Although licensed as an FCM, LPL Financial clears commodities and futures products through ADM Investor Services International Limited (“ADM”), and all commodities accounts and related client positions are held by ADM. LPL Financial is regulated by the CFTC and NFA. Violations of the rules of the CFTC and the NFA could result in remedial actions including fines, registration terminations or revocations of exchange memberships.
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
Because of its limited purpose, PTC is not a “bank” as defined under the Bank Holding Company Act of 1956. Consequently, neither its immediate parent, PTC Holdings, Inc., nor its ultimate parent, LPLFH, is regulated by the Board of Governors of the Federal Reserve System as a bank holding company. However, PTC is subject to regulation by the OCC and to various laws and regulations enforced by the OCC, such as capital adequacy, change of control restrictions and regulations governing fiduciary duties, conflicts of interest, self-dealing and anti-money laundering. For example, the Change in Bank Control Act, as implemented by OCC supervisory policy, imposes restrictions on parties who wish to acquire a controlling interest in a limited purpose national bank such as PTC or the holding company of a limited purpose national bank such as LPL Financial Holdings Inc. In general, an acquisition of 10% or more of our common stock, or another acquisition of “control” as defined in OCC regulations, may require OCC approval. These laws and regulations are designed to serve specific bank regulatory and supervisory purposes and are not meant for the protection of PTC, LPL Financial or its stockholders.

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
The SEC, FINRA, CFTC and NFA impose rules that require notification when net capital falls below certain predefined criteria. These broker-dealer capital rules also dictate the ratio of debt to equity in regulatory capital composition, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators ultimately could lead to the broker-dealer’s liquidation. Additionally, the net capital rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital, and that require prior notice to the SEC and FINRA for certain capital withdrawals. LPL Financial, which is subject to net capital rules has been, and currently is, in compliance with those rules and has net capital in excess of the minimum requirements.
Anti-Money Laundering and Sanctions Compliance
The USA PATRIOT Act of 2001 (the “PATRIOT Act”) contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers, FCMs and other financial services companies. Financial institutions subject to the PATRIOT Act generally must have anti-money laundering procedures in place, monitor for and report suspicious activity, implement specialized employee training programs, designate an anti-money laundering compliance officer and are audited periodically by an independent party to test the effectiveness of compliance. In addition, sanctions administered by the U.S. Office of Foreign Asset Control prohibit U.S. persons from doing business with blocked persons and entities. We have established policies, procedures and systems designed to comply with these regulations.
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
Financial Information about Geographic Areas
Our revenues for the periods presented were derived from our operations in the United States.
Trademarks
Access Alts®, Access Overlay®, BranchNet®, Circle Wave Design logo, DO IT SMARTER®, Fortigent®, Integrated Advisory Services®, LPL®, LPL Career Match®, LPL Financial®, the LPL Financial logo, LPL Partners Program®, Manager Access Network®, Manager Access Select®, OMP®, National Retirement Partners®, NRP National Retirement Partners®, the NRP National Retirement Partners logo, Vista Active Portfolio Solutions®, and Veritat Advisors® are our registered trademarks.
Item 1A.  Risk Factors

Risks Related to Our Business and Industry

We depend on our ability to attract and retain experienced and productive advisors.

We derive a large portion of our revenues from commissions and fees generated by our advisors. Our ability to attract and retain experienced and productive advisors has contributed significantly to our growth and success, and our strategic plan is premised upon continued growth in the number of our advisors. If we fail to attract new advisors or to retain and motivate our current advisors, replace our advisors who retire, or assist our retiring advisors with transitioning their practices to existing advisors, or if advisor migration away from wirehouses and to independent channels decreases or slows, our business may suffer.

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

Other more specific trends may also affect our financial condition and results of operations, including, for example, changes in the mix of products preferred by investors may result in increases or decreases in our fee revenues associated with such products, depending on whether investors gravitate towards or away from such products. The timing of such trends, if any, and their potential impact on our financial condition and results of operations are beyond our control.

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

Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. These timing differences are funded either with internally generated cash flow or, if needed, with funds drawn under our revolving credit facility, or uncommitted lines of credit at our broker-dealer subsidiary LPL Financial.

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

If there is a default under the derivative instruments we use to hedge our foreign currency risk default, we may be exposed to risks we had sought to mitigate.

We, from time to time, use derivative instruments to hedge our foreign currency risk. In particular, our agreement with a third-party service provider, in connection with our Service Value Commitment, provides for an annual adjustment of the currency exchange rate between the U.S. dollar and the Indian rupee. We bear the risk of currency movement at each annual reset date, and the reset rate then applies for the subsequent 12-month period. To mitigate foreign currency risk arising from such annual adjustments, we use derivative financial instruments consisting solely of non-deliverable foreign currency contracts. However, if either we or our counterparties fail to honor our respective obligations under such derivative instruments, we could be subject to the risk of loss and our hedges of the foreign currency risk will be ineffective. That failure could have an adverse effect on our financial condition, results of operations and cash flows that could be material.

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

We have made acquisitions and investments in the past and may pursue further acquisitions and investments in the future. These transactions are accompanied by risks. For instance, an acquisition could have a negative effect on our financial and strategic position and reputation or the acquired business could fail to further our strategic goals. Moreover, we may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. We may have a lack of experience in new markets, products or technologies brought on by the acquisition and we may have an initial dependence on unfamiliar supply or distribution partners. An acquisition may create an impairment of relationships with customers or suppliers of the acquired business or our advisors or suppliers. For example, we acquired Fortigent in 2012, and we cannot guarantee that we will be successful in integrating the high net worth business into our existing offerings. All of these and other potential risks may serve as a diversion of our management's attention from other business concerns, and any of these factors could have a material adverse effect on our business.

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

Our business is subject to extensive U.S. regulation and supervision, including securities and investment advisory services. The securities industry in the United States is subject to extensive regulation under both federal and state laws. Our broker-dealer subsidiary, LPL Financial, is:

•	registered as a broker-dealer with the SEC, each of the 50 states, and the District of Columbia, Puerto Rico and the U.S. Virgin Islands;

•	registered as an investment advisor with the SEC;

•	a member of FINRA;

•	regulated by the CFTC with respect to the futures and commodities trading activities it conducts as an introducing broker and

•	a member of the Chicago Stock Exchange.

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

Our ability to conduct business in the jurisdictions in which we currently operate depends on our compliance with the laws, rules and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of the states and other jurisdictions in which we do business. Our ability to comply with all applicable laws, rules and regulations is largely dependent on our establishment and maintenance of compliance, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit and risk management personnel. While we have adopted policies and procedures reasonably designed to comply with all applicable laws, rules and regulations, these systems and procedures may not be fully effective, and there can be no assurance that regulators or third parties will not raise material issues with respect to our past or future compliance with applicable regulations.

Our profitability could also be affected by rules and regulations that impact the business and financial communities generally and, in particular, our advisors’ and their clients, including changes to the interpretation or enforcement of laws governing taxation (including the classification of independent contractor status of our advisors), electronic commerce, privacy and data protection. For instance, failure to comply with new rules and regulations, including in particular, rules and regulations that may arise pursuant to the Dodd-Frank Act, could subject us to regulatory actions or litigation and it could have a material adverse effect on our business, results of operations, cash flows or financial condition. Provisions of the Dodd-Frank Act that may impact our business include, but are not limited to, the potential implementation of a more stringent fiduciary standard for broker-dealers and the potential establishment of a new self-regulatory organization for investment advisors. Compliance with these provisions would likely result in increased costs. Moreover, to the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such applicable and regulations called for under the Dodd-Frank Act have been finalized and implemented.

In addition to Dodd-Frank Act rule promulgation, other proposals are currently under consideration by federal banking regulators that may have an impact upon our profitability. Global regulators are engaged in ongoing efforts to build upon the Basel capital accords, which set new capital and liquidity standards for global banking institutions (“Basel III”). Basel III is designed to strengthen bank capital requirements and introduce new regulatory requirements on bank liquidity. In October 2013, U.S. banking regulators issued a final rule implementing Basel III in the U.S. In November 2013, U.S. banking regulators issued a notice of proposed rulemaking to implement Basel III liquidity standards in the U.S. These new rules and proposals could negatively impact the attractiveness of cash deposits to banks who participate in our cash sweep programs, making it more difficult for us to renew existing contracts and negotiate new arrangements.

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

The business activities that we may conduct are limited by various regulatory agencies. Our membership agreement with FINRA may be amended by application to include additional business activities. This application process is time-consuming and may not be successful. As a result, we may be prevented from entering new potentially profitable businesses in a timely manner, or at all. In addition, as a member of FINRA, we are subject to certain regulations regarding changes in control of our ownership. Rule 1017 of the National Association of Securities Dealers generally provides, among other things, that FINRA approval must be obtained in connection with any transaction resulting in a change in our equity ownership that results in one person or entity directly or indirectly owning or controlling 25% or more of our equity capital. Similarly, the OCC imposes advance approval requirements for a change of control, and control is presumed to exist if a person acquires 10% or more of our common stock. These regulatory approval processes can result in delay, increased costs or impose additional transaction terms in connection with a proposed change of control, such as capital contributions to the regulated entity. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited.

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

Many of our competitors have substantially greater resources than we do and may offer a broader range of services, including financial products, across more markets. Some operate in a different regulatory environment than we do, which may give them certain competitive advantages in the services they offer. For example, certain of our competitors only provide clearing services and consequently would not have any supervision or oversight liability relating to actions of their financial advisors. We believe that competition within our industry will intensify as a result of consolidation and acquisition activity and because new competitors face few barriers to entry, which could adversely affect our ability to recruit new advisors and retain existing advisors.

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
At December 31, 2013, we had total indebtedness of $1.5 billion. Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions. It could also require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes. In addition, our level of indebtedness may limit our flexibility in planning for changes in our business and the industry in which we operate, and limit our ability to borrow additional funds.
Our senior secured credit agreement entered into on March 29, 2012, and amended on May 13, 2013, requires quarterly repayments of one of our term loans. These payments equal approximately $2.7 million per quarter through March 31, 2019. In addition, we have a revolving credit facility under our senior secured credit agreement of $250.0 million. This facility matures on March 29, 2017, and we will be obligated to repay any outstanding balance under this facility at that time. Our ability to make scheduled payments on or to refinance indebtedness obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control.
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
We rely on outsourced service providers to perform certain key technology, processing and support functions. For example, we have an agreement with Thomson Reuters BETA Systems, a division of Thomson Reuters, under which they provide us operational support, including data processing services for securities transactions and back office processing support. Our use of third party service providers may decrease our ability to control operating risks and information technology systems risks. Any significant failures by our service providers could cause us to incur losses and could harm our reputation. If we had to change these service providers, we would experience a disruption to our business. Although we believe we have the resources to make such transitions with minimal disruption, we cannot predict the costs and time for such conversions. We cannot provide any assurance that the disruption caused by a change in our service providers would not have a material adverse effect on our business. We have begun transitioning additional business processes to third party service providers in connection with the Service Value Commitment, which increases our reliance on outsourced providers and the related risks described above. To the extent third party service providers are located in foreign jurisdictions, we are exposed to risks inherent in conducting business outside of the United States, including international economic and political conditions, and the additional costs associated with complying with foreign laws and fluctuations in currency values.
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

Our business is subject to risks related to litigation, arbitration actions, and governmental and SRO investigations.

We are subject to legal proceedings arising out of our business operations, including lawsuits, arbitration claims, regulatory, governmental or SRO subpoenas, investigations and actions and other claims. Many of our legal claims are initiated by clients of our advisors and involve the purchase or sale of investment securities, but other claims may be asserted by regulatory authorities.
In our investment advisory programs, we have fiduciary obligations that require us and our advisors to act in the best interests of our advisors' clients. We may face liabilities for actual or alleged breaches of legal duties to our advisors' clients, in respect of issues related to the suitability of the financial products we make available in our open architecture product platform or the investment advice of our advisors based on their clients' investment objectives (including, for example, alternative investments or exchange traded funds). We may also become subject to claims, allegations and legal proceedings that we infringe or misappropriate intellectual property or other proprietary rights of others. In addition, we may be subject to legal proceedings related to employment matters, including wage and hour, discrimination or harassment claims. The outcome of any such actions, including regulatory proceedings, cannot be predicted, and a negative outcome in such a matter could result in substantial legal liability, regulatory fines or monetary penalties, censure, loss of intellectual property rights and injunctive or other equitable relief against us. Further, such outcome may cause us significant reputational harm and could have a material adverse effect on our business, results of operations, cash flows or financial condition.

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks.

We have adopted policies and procedures to identify, monitor and manage our operational risk. These policies and procedures, however, may not be fully effective. Some of our risk evaluation methods depend upon information provided by others and public information regarding markets, clients or other matters that are otherwise accessible by us. In some cases, however, that information may not be accurate, complete or up-to-date. Also, because our advisors work in decentralized offices, additional risk management challenges may exist. In addition, our existing policies and procedures and staffing levels may be insufficient to support a significant increase in our advisor population; such an increase may require us to increase our costs in order to maintain our compliance obligations and/or put a strain our existing policies and procedures as we evolve to support a larger advisor population. If our policies and procedures are not fully effective or we are not always successful in capturing all risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business and financial condition.

Misconduct and errors by our employees and our advisors, who operate in a decentralized environment, could harm our business.

Misconduct and errors by our employees and our advisors could result in violations of law by us, regulatory sanctions or serious reputational or financial harm. We cannot always prevent misconduct and errors by our employees and our advisors, and the precautions we take to prevent and detect these activities may not be effective in all cases. Prevention and detection among our advisors, who are not our direct employees and some of whom tend to be located in small, decentralized offices, present additional challenges. There cannot be any assurance that misconduct and errors by our employees and advisors will not lead to a material adverse effect on our business.

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

We may be unable to execute our plans related to the Service Value Commitment, including plans to transform information technology systems and transition business processes to third party service providers, or achieve our projected savings. Our ability to effectively implement our plans within expected costs and realize the expected benefits will depend upon a number of factors, including the finalization of our transition plans; our success in negotiating and developing commercial arrangements with third party service providers that will enable us to realize the service improvements and efficiencies expected to result from the Service Value Commitment; the performance of third party service providers to which we transition business processes; our ability to control operating risks, information technology systems risks and sourcing risks; our success in reinvesting the savings arising from labor repositioning in our service and technology enhancements; time required to complete planned actions; absence of material issues associated with workforce reductions; avoidance of unexpected disruptions in service; and the retention of key employees involved in implementing the initiative. In addition, we may have to incur higher costs than currently anticipated to implement our Service Value Commitment, and the near-term goals of this strategic initiative might not be completed on the current timetable. Finally, our business is dynamic, and we may elect to incur incremental expenses from time to time to grow and better support our business that could partially offset the benefits of this strategic initiative. A failure to implement our plans could have an adverse effect on our financial condition that could be material.

Risks Related to Ownership of Our Common Stock

TPG Capital may have the ability to influence the outcome of matters submitted for stockholder approval and may have interests that differ from those of our other stockholders.

On August 15, 2013, investment funds affiliated with Hellman & Friedman LLC ("H&F") and TPG Global, LLC ("TPG Capital") effected distributions of shares of our common stock to their respective partners. Prior to the distributions these investment funds owned approximately 31% of the outstanding shares of our common stock. Following the distributions, H&F no longer owns shares of our common stock and TPG Capital owned approximately 17% of the outstanding shares of our common stock. Following the February 2014 repurchase of shares by us from TPG Capital, and TPG Capital’s simultaneous sale of shares to a private investor, TPG Capital owned approximately 13% of the outstanding shares of our common stock. So long as investment funds associated with or designated by TPG Capital continue to own a significant amount of the outstanding shares of our common stock, TPG Capital will continue to be able to influence our decisions, regardless of whether or not other stockholders believe that the transaction is in their own best interests.

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

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to the following factors (in addition to the other risk factors described in this section):

•	actual or anticipated fluctuations in our results of operations, including with regard to interest rates or revenues associated with our ICA program;

•	variance in our financial performance from the expectations of equity research analysts;

•	conditions and trends in the markets we serve;

•	announcements of significant new services or products by us or our competitors;

•	additions or changes to key personnel;

•	the commencement or outcome of litigation or regulatory procedures;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	future sale of our equity securities;

•	changes in the estimation of the future size and growth rate of our markets;

•	legislation or regulatory policies, practices or actions and

•	general economic conditions.

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

Our future abilities to pay regular dividends to holders of our common stock or repurchase shares are subject to the discretion of our board of directors and will be limited by our ability to generate sufficient earnings and cash flows.
On February 10, 2014, our board of directors declared a regular quarterly cash dividend of $0.24 per share on our outstanding common stock, payable on March 10, 2014. In addition, our board of directors from time to time authorizes us to repurchase shares of the Company’s issued and outstanding shares of common stock. The declaration and payment of any future quarterly cash dividend or any additional repurchase authorizations will be subject to the board of directors' continuing determination that the declaration of future dividends or repurchase of our shares are in the best interests of our stockholders and are in compliance with applicable law. Such determinations will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions.

The future payment of dividends or repurchases of shares will also depend on our ability to generate earnings and cash flows. If we are unable to generate sufficient earnings and cash flows from our business, we may not be able to pay dividends on our common stock or repurchase additional shares. In addition, our ability to pay cash dividends on our common stock is dependent on the ability of our subsidiaries to pay dividends, including compliance with limitations under our senior secured credit agreement. Our broker-dealer subsidiary is subject to requirements of the SEC, FINRA, the CFTC and other regulators relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to us.
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
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties

Our corporate offices are located in Boston, Massachusetts where we lease approximately 69,000 square feet of space under a lease agreement that expires on June 30, 2023, with two five-year extensions at our option; in San Diego, California where we lease approximately 407,000 square feet of space across seven separate facilities under lease agreements that expire starting on May 31, 2014; in Charlotte, North Carolina where we lease a total of approximately 238,000 square feet of space in two facilities under lease agreements expiring on October 31, 2016 and February 28, 2017.
We entered into a new lease agreement on December 16, 2011, for approximately 420,000 square feet of space in San Diego, California and plan to move our San Diego offices to this location during 2014. We own approximately 4.4 acres of land in San Diego.

We also lease smaller administrative and operational offices in various locations throughout the U.S. We believe that our existing properties are adequate for the current operating requirements of our business and that additional space will be available as needed.
Item 3.  Legal Proceedings
For a discussion of legal proceedings, see Note 14. Commitments and Contingencies, within the notes to consolidated financial statements in this Annual Report on Form 10-K.
Item 4.  Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ under the symbol “LPLA.” The closing sale price as of December 31, 2013 was $47.05 per share. As of that date there were 400 common stockholders of record based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own the Company's stock because most stock is held in the name of nominees.
The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ. The prices reflect inter-dealer prices and do not include retail markups, markdowns or commissions.

	High	Low
2013
Fourth Quarter	$47.53	$36.82
Third Quarter	$39.80	$36.58
Second Quarter	$39.21	$31.59
First Quarter	$34.06	$28.25

2012
Fourth Quarter	$29.87	$23.17
Third Quarter	$34.49	$24.12
Second Quarter	$38.94	$30.20
First Quarter	$38.47	$29.94

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

$200
$180
$160
$140
$120
$100
$80
$60
Value
11/18/10
12/31/10
03/31/11
06/30/11
09/30/11
12/31/11
03/31/12
06/30/12
09/30/12
12/31/12
03/31/13
06/30/13
09/30/13
12/31/13
Date
LPLA
S&P 500 Financial Sector Index
Dow Jones U.S. Financial Services Index

Dividends
Cash dividends declared per share of common stock and total cash dividends paid during each quarter for the years ended December 31, 2013 and 2012 were as follows (in millions, except per share data):

	Dividend per Share Declared	Total Cash Dividend Paid
2013
Fourth quarter	$0.190	$19.3
Third quarter	$0.190	$19.9
Second quarter	$0.135	$14.4
First quarter	$0.135	$14.4

2012
Fourth quarter	$0.120	$13.0
Third quarter	$0.120	$13.2
Second quarter (1)	$—	$222.6
First quarter (1)	$2.000	$—
___________________

(1)
On March 30, 2012, the Company's Board of Directors approved a special dividend of $2.00 per share to common stockholders. The dividend of $222.6 million was paid on May 25, 2012 to stockholders of record as of May 15, 2012.

On February 10, 2014, the Board of Directors declared a cash dividend of $0.24 per share on our outstanding common stock to be paid on March 10, 2014 to all stockholders of record on February 24, 2014.
Any future determination relating to the declaration and payment of dividends will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that our board of directors may deem relevant. Our senior secured credit agreement contains restrictions on our activities, including paying dividends on our capital stock. For an explanation of these restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt”. In addition, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval, potentially impeding our ability to receive dividends from LPL Financial.

Securities Authorized for Issuance Under Equity Compensation Plans
The table below sets forth information on compensation plans under which our equity securities are authorized for issuance as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,281,848	$27.32	7,031,762	(1)
Equity compensation plans not approved by security holders	32,484	$22.48	—
Total	7,314,332	$27.30	7,031,762
___________________

(1)
Includes shares available for future issuance under our 2010 Omnibus Equity Incentive Plan. Following our initial public offering (“IPO”), grants are no longer made under our 2005 Stock Option Plan for Incentive Stock Options, 2005 Stock Option Plan for Non-Qualified Stock Options, 2008 Stock Option Plan and Advisor Incentive Plan.

As of December 31, 2013, we had outstanding 32,484 warrants to purchase common stock under our 2008 LPL Investment Holdings Inc. Financial Institution Incentive Plan (the “Financial Institution Incentive Plan”). Eligible participants under this plan include certain financial institutions. The plan is administered by the Board of Directors or such other committee as may be appointed by the Board of Directors to administer the plan. The exercise price of warrants is equal to the fair market value on the grant date. Warrant awards vest in equal increments of 20.0% over a five-year period and expire on the 10th anniversary following the date of grant. The Financial Institution Incentive Plan has not been approved by security holders. Following our IPO, grants were no longer to be made under our Financial Institution Incentive Plan.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding repurchases on a monthly basis during the fourth quarter of 2013:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
October 1, 2013 through October 31, 2013	909,507	$38.23	909,507	$67,926,967
November 1, 2013 through November 30, 2013	—	$—	—	$—
December 1, 2013 through December 31, 2013	—	$—	—	$—
Total	909,507	$38.23	909,507	$67,926,967
_____________________

(1)
The repurchase of shares was executed under the share repurchase program approved by the Board of Directors on May 28, 2013, through which the Company may repurchase $200.0 million of its outstanding shares of common stock. See Note 15. Stockholders' Equity, within the notes to consolidated financial statements.

Item 6.  Selected Financial Data

The following table sets forth our selected historical financial information for the past five fiscal years. The selected historical financial information presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of income data for the years ended December 31, 2013, 2012 and 2011 and the consolidated statements of financial condition data as of December 31, 2013 and 2012 from our audited financial statements included in this Annual Report on Form 10-K. We have derived the consolidated statements of income data for the years ended December 31, 2010 and 2009 and consolidated statements of financial condition data as of December 31, 2011, 2010 and 2009 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated statements of income data:
Net revenues	$4,140,858	$3,661,088	$3,479,375	$3,113,486	$2,749,505
Total expenses	3,849,555	3,410,497	3,196,690	3,202,335	2,676,938
Income (loss) from operations before provision for (benefit from) income taxes	291,303	250,591	282,685	(88,849)	72,567
Provision for (benefit from) income taxes	109,446	98,673	112,303	(31,987)	25,047
Net income (loss)	181,857	151,918	170,382	(56,862)	47,520
Per share data:
Earnings (loss) per basic share	$1.74	$1.39	$1.55	$(0.64)	$0.54
Earnings (loss) per diluted share	$1.72	$1.37	$1.50	$(0.64)	$0.47
Cash dividends paid per share	$0.65	$2.24	$—	$—	$—

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated statements of financial condition data:
Cash and cash equivalents	$516,584	$466,261	$720,772	$419,208	$378,594
Total assets	4,042,831	3,988,524	3,816,326	3,646,167	3,336,936
Total debt(1)	1,535,096	1,317,825	1,332,668	1,386,639	1,369,223
Table continued on following page

	As of and for the Years ended December 31,
	2013	2012	2011	2010	2009
Other financial and operating data:
Adjusted EBITDA (in thousands)(2)	$511,438	$454,482	$459,720	$413,113	$356,068
Adjusted Earnings (in thousands)(2)	$258,805	$225,029	$218,585	$172,720	$129,556
Adjusted Earnings per share(2)	$2.44	$2.03	$1.95	$1.71	$1.32
Gross Margin (in thousands)(3)	$1,248,014	$1,112,251	$1,030,951	$937,933	$844,926
Gross Margin as a % of net revenue(3)	30.1%	30.4%	29.6%	30.1%	30.7%
Number of advisors(4)	13,673	13,352	12,847	12,444	11,950
Advisory and brokerage assets (in billions)(5)	$438.4	$373.3	$330.3	$315.6	$279.4
Advisory assets under custody (in billions)(6)	$151.6	$122.1	$101.6	$93.0	$77.2
Insured cash account balances (in billions)(6)	$17.4	$16.3	$14.4	$12.2	$11.6
Money market account balances (in billions)(6)	$7.5	$8.4	$8.0	$6.9	$7.0
__________________

(1)	Total debt consists of our senior secured credit facilities, senior unsecured subordinated notes and revolving line of credit facility.

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

(4)
Advisors are defined as those independent financial advisors and financial advisors at financial institutions who are licensed to do business with the Company's broker-dealer subsidiary. During 2012, an institutional client's parent company consolidated its operations onto the broker-dealer platform of an affiliate within its organization, which resulted in a loss of 181 advisors. Excluding the attrition of the institutional client's advisors, we added 686 net new advisors during the twelve months ended December 31, 2012. We consolidated the operations of UVEST with LPL Financial that resulted, as expected, in the attrition of 146 advisors during the year ended December 31, 2011. Excluding attrition from the integration of the UVEST platform, we added 549 net new advisors during the twelve months ended December 31, 2011.

(5)
Advisory and brokerage assets are comprised of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Set forth below are other client assets for the years ended December 31, 2013 and 2012, including retirement plan assets, and certain trust and high-net-worth assets, that are custodied with third-party providers and therefore excluded from advisory and brokerage assets (in billions):

	As of and for the Years ended December 31,
	2013	2012
Retirement plan assets(a)	$60.6	$46.4
Trust assets(b)	$10.6	$12.0
High-net-worth assets(c)	$73.9	$59.1
_______________________

(a)
Retirement plan assets are held in retirement plans that are supported by advisors licensed with LPL Financial. At December 31, 2013 and 2012, our retirement plan assets represent assets that are custodied with 30 third-party providers and 26 third-party providers, respectively, of retirement plan administrative services who provide reporting feeds. We estimate the total assets in retirement plans supported to be between $95.0 billion and $105.0 billion at December 31, 2013 and between $70.0 billion and $85.0 billion at December 31, 2012. If we receive reporting feeds in the future from providers for whom we do not currently receive feeds, we intend to include and identify such additional assets in this metric. During 2013, we began receiving reporting feeds from four such providers, which accounted for $1.7 billion of the $14.2 billion increase in retirement plan assets. Data regarding these assets was not available at or prior to December 31, 2011.

(b)
Represent trust assets that are on the comprehensive wealth management platform of the Concord Trust and Wealth Solutions division of LPL Financial. Data regarding these assets was not available at or prior to December 31, 2011.

(c)
Represent high-net-worth assets that are on the comprehensive platform of performance reporting, investment research and practice management of Fortigent Holdings Company, Inc. and its subsidiaries. Data regarding these assets was not available at or prior to December 31, 2011.

(6)	Advisory assets under custody, insured cash account balances and money market account balances are components of advisory and brokerage assets.

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
Overview
We are the nation's largest independent broker-dealer, a top custodian for registered investment advisors ("RIAs"), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 13,600 independent financial advisors including financial advisors at more than 700 financial institutions (our "advisors") across the country, enabling them to provide their retail investors (their "clients") with objective financial advice through a low-risk model. We also support approximately 4,500 financial advisors who are affiliated and licensed with insurance companies with customized clearing, advisory platforms and technology solutions.
Fortigent Holdings Company, Inc. and its subsidiaries ("Fortigent") are a leading provider of solutions and consulting services to RIAs, banks and trust companies servicing high-net-worth clients, while The Private Trust Company, N.A. ("PTC") manages trusts and family assets for high-net-worth clients.
Our singular focus is to provide our advisors with the front-, middle- and back-office support they need to serve the large and growing market for independent investment advice. We believe we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services and open architecture access to leading financial products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting or market-making.
For over 20 years, we have served the independent advisor market. We currently support the largest independent advisor base and we believe we have the fourth largest overall advisor base in the United States based on the information available as of the date this Annual Report on Form 10-K has been issued. Through our advisors, we are also one of the largest distributors of financial products in the United States. Our scale is a substantial competitive advantage and enables us to more effectively attract and retain advisors. Our unique business model allows us to invest in more resources for our advisors, increasing their revenues and creating a virtuous cycle of growth. We have 3,185 employees with primary offices in Boston, Charlotte and San Diego.
Our Sources of Revenue
Our revenues are derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust and reporting platforms. We also generate asset-based revenues through our platform of over 11,000 financial products from a broad range of product manufacturers. Under our self-clearing platform, we custody the majority of client assets invested in these financial products, for which we provide statements, transaction processing and ongoing account management. In return for these services, mutual funds, insurance companies, banks and other financial product manufacturers pay us fees based on asset levels or number of accounts managed. We also earn interest from margin loans made to our advisors’ clients.
We track recurring revenue, a characterization of net revenue and a statistical measure, which we define to include our revenues from asset-based fees, advisory fees, trailing commissions, cash sweep programs and certain other fees that are based upon accounts and advisors. Because certain recurring revenues are associated with asset balances, they will fluctuate depending on the market values and current interest rates. These asset balances, specifically related to advisory and asset-based revenues, have a correlation of approximately 60% to the fluctuations of the overall market, as measured by the S&P 500. Accordingly, our recurring revenue can be negatively impacted by adverse external market conditions. However, recurring revenue is meaningful to us despite these fluctuations because it is not dependent upon transaction volumes or other activity-based revenues, which are more difficult to predict, particularly in declining or volatile markets.

The table below summarizes the sources of our revenue, the primary drivers of each revenue source and the percentage of each revenue source that represents recurring revenue, a characterization of revenue and a statistical measure:

			For the Year Ended December 31, 2013
	Sources of Revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commission	- Transactions - Brokerage asset levels	$2,078	50%	40%
	Advisory	- Advisory asset levels	$1,187	29%	99%
Attachment revenue retained by us	Asset-Based - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Number of accounts - Client asset levels	$431	10%	99%
	Transaction and Fee - Transactions - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Premium technology subscribers	$361	9%	63%
	Other	- Margin accounts - Alternative investment transactions	$84	2%	26%
	Total Net Revenue		$4,141	100%	65%
	Total Recurring Revenue		$2,681	65%

•	Commission and Advisory Revenues. Commission and advisory revenues both represent advisor-generated revenue, generally 85-90% of which is paid to advisors.

Commission Revenues.  We generate two types of commission revenues: transaction-based sales commissions and trailing commissions. Transaction-based sales commission revenues, which occur whenever clients trade securities or purchase various types of investment products, primarily represent gross commissions generated by our advisors, primarily from commissions earned on purchases by clients of various financial products such as mutual funds, variable and fixed annuities, alternative investments, equities, fixed income, insurance, group annuities, and options and commodities. The levels of transaction-based commissions can vary from period to period based on the overall economic environment, number of trading days in the reporting period and investment activity of our advisors' clients. We earn trailing commission revenues (a commission that is paid over time, such as 12(b)-1 fees) on mutual funds and variable annuities held by clients of our advisors. Trailing commissions are recurring in nature and are earned based on the current market value of investment holdings in trail-eligible assets.

Advisory Revenues.  Advisory revenues primarily represent fees charged on our corporate RIA platform provided through LPL Financial LLC ("LPL Financial") to clients of our advisors based on the value of advisory assets. Advisory fees are typically billed to clients quarterly, in advance, and are recognized as revenue ratably during the quarter. The value of the assets in the advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. The majority of our accounts are billed using values as of the last business day of each calendar quarter. Generally, the advisory revenues collected on our corporate RIA platform range from 0.5% to 3.0% of the underlying assets.

In addition, we support independent RIAs who conduct their advisory business through separate entities by establishing their own RIA ("Independent RIAs") pursuant to the Investment Advisers Act of 1940, rather than through LPL Financial. The assets held under these investment advisory accounts custodied with LPL Financial are included in our advisory and brokerage assets, net new advisory assets and advisory assets under custody metrics. The advisory revenue generated by an Independent RIA is earned by the Independent RIA, and accordingly is not included in our advisory revenue. However, we charge administrative fees to Independent RIAs for clearing and custody of these assets, based on the value of assets within these advisory accounts. The administrative fees collected on our Independent RIA platform vary, and can reach a maximum of 0.6% of the underlying assets.

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

•
Transaction and Fee Revenues.  Revenues earned from transactions and fees primarily consist of transaction fees and ticket charges, subscription fees, Individual Retirement Account ("IRA") custodian fees, contract and license fees, conference fees and other client account fees. We charge fees to our advisors and their clients for executing certain transactions in brokerage and fee-based advisory accounts. We earn subscription fees for various services provided to our advisors and on IRA custodial services that we provide for their client accounts. We charge administrative fees to our advisors and fees to advisors who subscribe to our reporting services. We charge fees to financial product manufacturers for participating in our training and marketing conferences. In addition, we host certain advisor conferences that serve as training, sales and marketing events, for which we charge a fee for attendance.

•
Other Revenues.  Other revenues include marketing re-allowance fees from certain financial product manufacturers, primarily those who offer alternative investments, such as non-traded real estate investment trusts and business development companies, mark-to-market gains or losses on assets held by us for the advisors' non-qualified deferred compensation plan, and our model portfolios, revenues from our retirement partner program, as well as interest income from client margin accounts and cash equivalents, net of operating interest expense and other items.

Our Operating Expenses

•
Production Expenses.  Production expenses are comprised of the following: base payout amounts that are earned by and paid out to advisors based on commission and advisory revenues earned on each client's account (collectively, commission and advisory revenues earned are referred to as gross dealer concessions, or "GDC"); production bonuses earned by advisors based on the levels of commission and advisory revenues they produce; the recognition of share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at each reporting period; a mark-to-market gain or loss on amounts designated by advisors as deferred commissions in a non-qualified deferred compensation plan at each reporting period; and brokerage, clearing and exchange fees. Our production payout ratio is calculated as production expenses excluding brokerage, clearing and exchange fees, divided by GDC.

We characterize components of production payout, which consists of all production expenses except brokerage, clearing and exchange fees, as either GDC sensitive or non-GDC sensitive. Base payout amounts and production bonuses earned by and paid to advisors are characterized as GDC sensitive because they are variable and highly correlated to the level of our commission and advisory revenues in a particular reporting period. Payout characterized as non-GDC sensitive includes share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at each reporting period, and mark-to-market gains or losses on amounts designated by advisors as deferred commissions in a non-qualified deferred compensation plan. Non-GDC sensitive payout is correlated either to market movement or to the value of our stock. We believe that discussion of production payout, viewed in addition to, and not in lieu of, our production expenses, provides useful information to investors regarding our payouts to advisors.

The following table illustrates production expenses and production payout as components of our total payout ratio for the year ended December 31, 2013:

Base payout rate	84.04%
Production based bonuses	2.69%
GDC sensitive payout	86.73%
Non-GDC sensitive payout	0.51%
Total Payout Ratio	87.24%
________________________________
See "Results of Operations" for analysis of the production payout ratio for the comparable periods in 2012 and 2011.

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

•
Restructuring Charges.  Restructuring charges primarily represent expenses incurred as a result of our expansion of our Service Value Commitment announced in 2013 (see Note 4. Restructuring, within the notes to consolidated financial statements). Restructuring charges also include costs arising from our 2011 consolidation of UVEST Financial Services Group, Inc. ("UVEST") and our 2009 consolidation of Mutual Service Corporation, Associated Financial Group, Inc., Associated Securities Corp., Associated Planners Investment Advisory, Inc. and Waterstone Financial Group, Inc. (collectively referred to herein as the “Affiliated Entities”).

•
Other Expenses.  Other expenses represent charges incurred arising from the shutdown of our subsidiary NestWise, which ceased operations in the third quarter of 2013 (the "NestWise Closure"). In connection with the NestWise Closure, we determined that a majority of the assets held at NestWise, consisting primarily of goodwill and fixed assets stemming from the 2012 acquisition of Veritat Advisors Inc. ("Veritat"), had no future economic benefit and were derecognized beginning in the third quarter of 2013. Additionally, we revised our estimate of the potential payment obligation that we may be required to pay the former shareholders of Veritat, which resulted in a reduction of the contingent consideration obligation.

How We Evaluate Our Business

We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our business and key financial metrics as of and for the years ended December 31, 2013, 2012 and 2011 are as follows:

	As of and for the Years Ended December 31,
	2013	2012	2011

Business Metrics
Advisors(1)	13,673	13,352	12,847
Advisory and brokerage assets (in billions)(2)	$438.4	$373.3	$330.3
Advisory assets under custody (in billions)(3)(4)	$151.6	$122.1	$101.6
Net new advisory assets (in billions)(5)	$14.6	$10.9	$10.8
Insured cash account balances (in billions)(4)	$17.4	$16.3	$14.4
Money market account balances (in billions)(4)	$7.5	$8.4	$8.0

Financial Metrics
Revenue growth from prior year	13.1%	5.2%	11.8%
Recurring revenue as a % of net revenue(6)	64.7%	65.4%	62.7%
Net income (in thousands)	$181,857	$151,918	$170,382
Earnings per share (diluted)	$1.72	$1.37	$1.50
Non-GAAP Measures:
Gross margin (in thousands)(7)	$1,248,014	$1,112,251	$1,030,951
Gross margin as a % of net revenue(7)	30.1%	30.4%	29.6%
Adjusted EBITDA (in thousands)	$511,438	$454,482	$459,720
Adjusted EBITDA as a % of net revenue	12.4%	12.4%	13.2%
Adjusted EBITDA as a % of gross margin(7)	41.0%	40.9%	44.6%
Adjusted Earnings (in thousands)	$258,805	$225,029	$218,585
Adjusted Earnings per share (diluted)	$2.44	$2.03	$1.95
____________________

(1)
Advisors are defined as those independent financial advisors and financial advisors at financial institutions who are licensed to do business with the Company's broker-dealer subsidiary. During 2012, an institutional client's parent company consolidated its operations onto the broker-dealer platform of an affiliate within its organization, which resulted in a loss of 181 advisors. Excluding the attrition of the institutional client's advisors, we added 686 net new advisors during the twelve months ended December 31, 2012. We consolidated the operations of UVEST with LPL Financial that resulted, as expected, in the attrition of 146 advisors during the year ended December 31, 2011. Excluding attrition from the integration of the UVEST platform, we added 549 net new advisors during the twelve months ended December 31, 2011.

(2)
Advisory and brokerage assets are comprised of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Set forth below are other client assets for the years ended December 31, 2013 and 2012, including retirement plan assets, and certain trust and high-net-worth assets, that are custodied with third-party providers and therefore excluded from advisory and brokerage assets (in billions):

	As of and for the Years Ended December 31,
	2013	2012
Retirement plan assets(a)	$60.6	$46.4
Trust assets(b)	$10.6	$12.0
High-net-worth assets(c)	$73.9	$59.1
_______________________

(a)
Retirement plan assets are held in retirement plans that are supported by advisors licensed with LPL Financial. At December 31, 2013 and 2012, our retirement plan assets represent assets that are custodied with 30 third-party providers and 26 third-party providers, respectively, of retirement plan administrative services who provide reporting feeds. We estimate the total assets in retirement plans supported to be between $95.0 billion and $105.0 billion at December 31, 2013 and between $70.0 billion and $85.0 billion at December 31, 2012. If we receive reporting feeds in the future from providers for whom we do not currently receive feeds, we intend to include and identify such additional assets in this metric. During 2013, we began receiving reporting feeds from four such providers, which accounted for $1.7 billion of the $14.2 billion increase in retirement plan assets. Data regarding these assets was not available at or prior to December 31, 2011.

(b)
Represent trust assets that are on the comprehensive wealth management platform of the Concord Trust and Wealth Solutions division of LPL Financial ("Concord"). Data regarding these assets was not available at or prior to December 31, 2011.

(c)
Represent high-net-worth assets that are on the comprehensive platform of performance reporting, investment research and practice management of Fortigent Holdings Company, Inc. and its subsidiaries. Data regarding these assets was not available at or prior to December 31, 2011.

(3)
In reporting our financial and operating results for the years ended December 31, 2013 and 2012, we have renamed this business metric as advisory assets under custody (formerly known as advisory assets under management). Advisory assets under custody are comprised of advisory assets under management in our corporate RIA platform, and Independent RIA assets in advisory accounts custodied by us. See "Results of Operations" for a tabular presentation of advisory assets under custody.

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

Set forth below is a reconciliation from our net income to Adjusted EBITDA, a non-GAAP measure, for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Net income	$181,857	$151,918	$170,382
Interest expense	51,446	54,826	68,764
Income tax expense	109,446	98,673	112,303
Amortization of intangible assets(1)	39,006	39,542	38,981
Depreciation and amortization of fixed assets	44,497	32,254	33,760
EBITDA	426,252	377,213	424,190
EBITDA Adjustments:
Employee share-based compensation expense(2)	15,434	17,544	14,978
Acquisition and integration related expenses(3)	19,890	20,474	(3,815)
Restructuring and conversion costs(4)	30,812	6,146	22,052
Debt amendment and extinguishment costs(5)	7,968	16,652	—
Equity issuance and related offering costs(6)	—	4,486	2,062
Other(7)	11,082	11,967	253
Total EBITDA Adjustments	85,186	77,269	35,530
Adjusted EBITDA	$511,438	$454,482	$459,720
___________________

(1)	Represents amortization of intangible assets as a result of our purchase accounting adjustments from our 2005 merger transaction, as well as various acquisitions.

(2)
Represents share-based compensation for equity awards granted to employees, officers and directors. Such awards are measured based on the grant-date fair value and recognized over the requisite service period of the individual awards, which generally equals the vesting period.

(3)
Represents acquisition and integration costs resulting from various acquisitions, including changes in the estimated fair value of future payments, or contingent consideration, required to be made to former shareholders of certain acquired entities. During the year ended December 31, 2013, approximately $12.7 million was recognized as a charge against earnings due to a net increase in the estimated fair value of contingent consideration. During the year ended December 31, 2012, approximately $11.4 million was recognized as a charge against earnings due to a net increase in the estimated fair value of contingent consideration. We were involved in a legal dispute with a third-party indemnitor under a purchase and sale agreement with respect to the indemnitor's refusal to make indemnity payments that we believed were required under the purchase and sale agreement. We settled our legal dispute with the third-party indemnitor in the fourth quarter of 2011. Accordingly in 2011, we received a $10.5 million cash settlement, $9.8 million of which has been excluded from the presentation of Adjusted EBITDA, a non-GAAP measure. See Note 14. Commitments and Contingencies, within the notes to consolidated financial statements.

(4)
Represents organizational restructuring charges, conversion and other related costs resulting from the expansion of our Service Value Commitment, the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities. As of December 31, 2013, we have recognized approximately 41% of costs related to the expansion of our Service Value Commitment, which is expected to be completed in 2015. As of December 31, 2013, approximately 88% and 100%, of costs related to the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities, respectively, have been recognized. The remaining costs for the 2011 consolidation of UVEST largely consist of the amortization of transition payments for the retention of advisors and financial institutions that are expected to be recognized into earnings by October 2016.

(5)
Represents expenses incurred resulting from the early extinguishment and repayment of amounts outstanding on our prior senior secured credit facilities, including the write-off of unamortized debt issuance costs that had no economic benefit, as well as various other charges incurred in connection with the repayment under prior senior secured credit facilities and the establishment of new senior secured credit facilities. Results for the year ended December 31, 2013 include a write-off of $8.0 million related to the May 2013 refinancing and amendment of our previous credit agreement. Results for the year ended

December 31, 2012 include a write off of $16.5 million related to the March 2012 refinancing and replacement of our original credit agreement.

(6)
Represents equity issuance and offering costs incurred in the years ended December 31, 2013, 2012 and 2011, related to the closing of a secondary offering in the second quarter of 2012 and the closing of a secondary offering in the second quarter of 2011. In addition, results for the year ended December 31, 2012, include a $3.9 million charge relating to the late deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with the Company's 2010 initial public offering ("IPO"). See Note 14. Commitments and Contingencies, within the notes to consolidated financial statements.

(7)
Results for the year ended December 31, 2013 include costs related to the NestWise Closure, consisting of: i) the derecognition of $10.2 million of goodwill; ii) $8.4 million of fixed asset charges that were determined to have no future economic benefit; iii) severance and termination benefits; and iv) a $9.3 million decrease in the estimated fair value of contingent consideration as related milestones were not achieved. Results for the year ended December 31, 2013 also include $2.7 million of severance and termination benefits related to a change in management structure and a $2.3 million gain related to the sale of an equity investment. Results for the year ended December 31, 2012 include approximately $7.0 million for consulting services and technology development aimed at enhancing the Company's performance in support of its advisors while operating at a lower cost. In addition, results for the year ended December 31, 2012 include an asset impairment charge of $4.0 million for certain fixed assets related to internally developed software that were determined to have no estimated fair value. Results also include certain excise and other taxes in all years.

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

Adjusted Earnings per share represents Adjusted Earnings divided by weighted-average outstanding shares on a fully diluted basis.

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

•
because costs associated with acquisitions and related integrations, debt refinancing, and restructuring and conversions can vary from period to period and transaction to transaction, expenses associated with these activities are not considered a key measure of our operating performance; and

•
because amortization expenses can vary substantially from company to company and from period to period depending upon each company’s financing and accounting methods, the fair value and average expected life of acquired intangible assets and the method by which assets were acquired, the amortization of intangible assets obtained in acquisitions is not considered a key measure in comparing our operating performance.

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

The following table sets forth a reconciliation of net income to non-GAAP measures Adjusted Earnings and Adjusted Earnings per share for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share data):

	For the Years Ended December 31,
	2013	2012	2011
Net income	$181,857	$151,918	$170,382
After-Tax:
EBITDA Adjustments(1)
Employee share-based compensation expense(2)	11,109	13,161	11,472
Acquisition and integration related expenses(3)	10,919	11,106	(2,354)
Restructuring and conversion costs	19,011	3,792	13,606
Debt amendment and extinguishment costs	4,916	10,274	—
Equity issuance and related offering costs(4)	—	4,262	1,272
Other(5)	6,926	7,384	156
Total EBITDA Adjustments	52,881	49,979	24,152
Amortization of intangible assets(1)	24,067	24,397	24,051
Acquisition related benefit for a net operating loss carry-forward(6)	—	(1,265)	—
Adjusted Earnings	$258,805	$225,029	$218,585
Adjusted Earnings per share(7)	$2.44	$2.03	$1.95
Weighted-average shares outstanding — diluted	106,003	111,060	112,119
____________

(1)
Generally, EBITDA Adjustments and amortization of intangible assets have been tax effected using a federal rate of 35.0% and the applicable effective state rate which was 3.30%, net of the federal tax benefit, for the periods presented, except as noted below.

(2)
Represents the after-tax expense of non-qualified stock options for which we receive a tax deduction upon exercise, restricted stock awards for which we receive a tax deduction upon vesting and the full expense impact of incentive stock options granted to employees that qualify for preferential tax treatment and conversely for which we do not receive a tax deduction. Share-based compensation expense for vesting of incentive stock options was $4.1 million, $6.1 million and $5.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)
Represents the after-tax expense of acquisition and related costs for which we receive a tax deduction. In addition, the results for the twelve months ended December 31, 2013 and 2012 include reductions of expense of $3.8 million and $5.7 million, respectively, relating to the fair value of contingent consideration for the stock acquisition of CCP, that are not deductible for tax purposes.

(4)
Represents the after-tax equity issuance and offering costs incurred in the years ended December 31, 2013, 2012 and 2011, related to the closing of a secondary offering in the second quarter of 2012 and the closing of a secondary offering in the second quarter of 2011 for which we do not receive a tax deduction. In addition, results for the year ended December 31, 2012 include a $3.9 million charge in other expenses in the consolidated statements of income for the late deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with our 2010 IPO, which is not deductible for tax purposes. See Note 14. Commitments and Contingencies, within the notes to consolidated financial statements.

(5)
Represents the after-tax expense of severance and termination benefits, derecognition of fixed assets related to the NestWise Closure for which we receive a tax deduction, the full expense impact of: i) the derecognition of $10.2 million of goodwill and ii) a $9.3 million decrease in the estimated fair value of contingent consideration. Results also include the after-tax expense of excise and other taxes in all years.

(6)
Represents the expected tax benefit available to us from the accumulated net operating losses of Concord that arose prior to our acquisition of CCP; such benefits were recorded in the third quarter of 2012.

(7)
Represents Adjusted Earnings, a non-GAAP measure, divided by weighted-average number of shares outstanding on a fully diluted basis. Set forth below is a reconciliation of earnings per share on a fully diluted basis, as calculated in accordance with GAAP to Adjusted Earnings per share:

	For the Years Ended December 31,
	2013	2012	2011
Earnings per share — diluted	$1.72	$1.37	$1.50
Adjustment for allocation of undistributed earnings to stock units	—	—	0.02
After-Tax:
EBITDA Adjustments per share	0.49	0.45	0.22
Amortization of intangible assets per share	0.23	0.22	0.21
Acquisition related benefit for a net operating loss carry-forward per share	—	(0.01)	—
Adjusted Earnings per share	$2.44	$2.03	$1.95
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
As of December 31, 2013, we have incurred $27.9 million consisting of: $15.3 million for outsourcing and other services such as parallel processing provided by outside consultants; $9.3 million for the implementation of foundational changes to our technology platform and outsourcing of our disaster recovery facilities; an $0.8 million asset impairment charge for equipment that was determined to have no future economic benefit; and $2.5 million for employee severance and termination benefits related to approximately 125 positions that were outsourced in 2013 within accounting, data reconciliation, operations and insurance processing. We remain focused on the next wave of outsourced functions in 2014, including additional opportunities in compliance and back office processing activities. By 2015, we expect annual pre-tax savings of approximately $30.0 million. See Note 4. Restructuring, within the notes to consolidated financial statements.

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
Upon completion of the Program, we estimate annual costs for our long-term contractual obligation with the third-party provider to be approximately $13.0 million to $14.0 million annually. We use derivative financial instruments consisting solely of non-deliverable foreign currency contracts, all of which have been designated as cash flow hedges. Through these instruments, we believe we have mitigated foreign currency risk arising from a substantial portion of our contract obligation with the third-party provider arising from annual anniversary adjustments. We will continue to assess the effectiveness of our use of cash flow hedges to mitigate risk from foreign currency contracts.
See Note 2. Summary of Significant Accounting Policies and Note 13. Derivative Financial Instruments, within the notes to consolidated financial statements for additional information regarding our derivative financial instruments.
Acquisitions, Integrations and Divestitures
From time to time we undertake acquisitions or divestitures based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. The following describes significant acquisition and divestiture activities that have impacted our 2013, 2012 and 2011 results.
NestWise Closure
In August 2013, we ceased the operations of our subsidiary, NestWise. In connection with the NestWise Closure, we determined that a majority of the assets held at NestWise, comprised primarily of $10.2 million of goodwill and $8.4 million of fixed assets stemming from the 2012 acquisition of Veritat, had no future economic benefit and were derecognized beginning in the third quarter of 2013. Additionally, we decreased the amount of contingent consideration due to former shareholders of Veritat by $9.3 million to zero during 2013 as related milestones were not achieved.
For the year ended December 31, 2013, the net revenues of NestWise were immaterial and expenses totaled $13.1 million. We believe financial resources earmarked for NestWise can be more effectively deployed in other areas of our business and will be redeployed into our core business consulting activities for both advisors and financial institutions for training development.
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
Total purchase price consideration at the closing of the transaction was $38.8 million. As of December 31, 2013, $1.0 million remained in an escrow account to be paid to former shareholders of Fortigent in accordance with the terms of the stock purchase agreement.

Acquisition of Concord Capital Partners, Inc.
On June 22, 2011, we acquired all of the outstanding common stock of CCP, which provided open architecture investment management solutions for trust departments of financial institutions. The terms of the stock purchase agreement provide for potential consideration that was contingent upon the achievement of certain gross margin-based milestones for the year ended December 31, 2013. We estimated the fair value of the contingent consideration at the close of the transaction and re-measured contingent consideration at fair value at each reporting period with changes recognized in earnings. The gross margin-based milestones for the year ended December 31, 2013 were not achieved, although our obligations under the stock purchase agreement are the subject of a legal dispute with certain of the contractual counterparties. The maximum amount of contingent consideration is $15.0 million.
Consolidation of UVEST Financial Services Group, Inc.
On March 14, 2011, we committed to a corporate restructuring plan to enhance our service offering, while generating operating efficiencies. The restructuring plan included the consolidation of the operations of our subsidiary, UVEST, with those of LPL Financial. In connection with the consolidation of UVEST, certain registered representatives formerly associated with UVEST moved to LPL Financial through a transfer of their licenses. The transfers began in July 2011 and were completed in December 2011. Following the transfer, all registered representatives and client accounts that transferred became associated with LPL Financial. UVEST has withdrawn its registration with the Financial Industry Regulatory Authority, Inc. ("FINRA") effective July 16, 2012, and is no longer subject to net capital filing requirements.
Based on current estimates, we expect to improve pre-tax profitability by approximately $10.0 million per year upon the completion of the UVEST integration activities by creating operational efficiencies and revenue opportunities. See Note 4. Restructuring, within the notes to consolidated financial statements.
Acquisition of National Retirement Partners, Inc.
On February 9, 2011, we acquired certain assets of National Retirement Partners, Inc. (“NRP”). As part of the acquisition, 206 advisors previously registered with NRP transferred their securities and advisory licenses and registrations to LPL Financial. We are also required to pay consideration to former shareholders of NRP that is contingent upon the achievement of certain revenue-based milestones in the third year following the acquisition. We recorded a contingent consideration obligation within accounts payable and accrued liabilities, and re-measured the contingent consideration at fair value at each interim reporting period, with changes recognized in earnings. During the fourth quarter of 2013, we finalized the determination of the amount of contingent consideration to be paid to the former shareholders of NRP, resulting in a total payment of $39.3 million, which was made on February 19, 2014.
Consolidation of the Affiliated Entities
On September 1, 2009, we consolidated the operations of the Affiliated Entities with those of LPL Financial. The consolidation involved the transfer of securities licenses of certain registered representatives associated with the Affiliated Entities and their client accounts. Following the consolidation, the registered representatives and client accounts that were transferred became associated with LPL Financial. The consolidation of the Affiliated Entities was effected to enhance service offerings to our advisors while also generating efficiencies.
While our acquisition of the Affiliated Entities contributed to the overall growth of our base of advisors and related revenue and market position, the consolidation into LPL Financial resulted in restructuring costs in the form of personnel costs, system costs and professional fees, as well as restructuring charges including severance and one-time termination benefits, lease and contract termination fees, asset impairments and transfer and conversion costs. See Note 4. Restructuring, within the notes to consolidated financial statements.
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macro-economic factors, primarily in the United States. One of these factors is the current and expected future level of short-term interest rates, particularly overnight rates. Throughout most of 2013, the Federal Reserve provided additional liquidity to financial markets through its substantial purchases of fixed income securities. This liquidity continued to keep overall interest rates at historically low levels. Not until December, in light of the cumulative progress toward maximum employment and the improvement in the outlook for labor market conditions did the Federal Reserve decide to begin tapering their monthly bond purchases beginning in January 2014. The target range for the federal funds rate, as stated by the

Federal Reserve, remained at 0.0% to 0.25% during the fourth quarter of 2013. Further, the Federal Reserve reaffirmed that it expects rates to remain in the range for as long as the unemployment rate remains above 6.5%, inflation continues to be as projected, which is no more than 0.5% above the Federal Reserve’s 2.0% long-term goal, and inflation expectations continue to be well anchored.
As a result, the average Federal Funds effective rate was 11 basis points in 2013, a slight decrease from the average of 14 basis points in 2012. The low interest rate environment also continued to pressure our revenues from our cash sweep programs and continued to diminish investor demand for fixed-income securities and fixed annuities.
Another macro-economic factor affecting our business is the valuation of equity securities across the various markets in the United States. The Dow Jones Industrial Average and S&P 500 index both attained record closes of 16,168 and 1,811, respectively, on December 18, 2013. The S&P 500 index closed the year at 1,848, up 29.6% from its close on December 31, 2012. Investor confidence rose when the worst of the fiscal cliff outcomes was avoided, economic factors improved modestly and the Federal Reserve’s bond-buying program began to taper. This helped to lift stock valuations and prompted individual investors to put money into the market at the strongest pace in years. As a result, our advisors achieved record levels of productivity in 2013. While the equity markets continue to improve, lingering economic worries remain about spending cuts, US and global growth rates, a persistent high unemployment level and debt ceiling concerns.
In the United States, economic growth continued but at a restrained pace during 2013 as the housing sector continued to show signs of further improvement, coupled with modest growth in consumer and business spending. Sequestration became effective on March 1, 2013, which restrained federal expenditures during the second and third quarters of 2013. The ongoing political disputes in Washington over the United States debt ceiling, credit rating and budget impasse, has increased domestic and international concerns, which could have an impact on financial markets and the broader economy.

Results of Operations
The following discussion presents an analysis of our results of operations for the years ended December 31, 2013, 2012 and 2011. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Years Ended December 31,			Percentage Change
	2013	2012	2011	‘13 vs. ‘12	‘12 vs. ‘11
	(In thousands)

Revenues
Commission	$2,077,566	$1,820,517	$1,754,435	14.1%	3.8%
Advisory	1,187,352	1,062,490	1,027,473	11.8%	3.4%
Asset-based	430,990	403,067	359,724	6.9%	12.0%
Transaction and fee	361,252	321,558	292,207	12.3%	10.0%
Other	83,698	53,456	45,536	56.6%	17.4%
Net revenues	4,140,858	3,661,088	3,479,375	13.1%	5.2%
Expenses
Production	2,892,844	2,548,837	2,448,424	13.5%	4.1%
Compensation and benefits	400,967	362,705	322,126	10.5%	12.6%
General and administrative	373,368	350,212	263,228	6.6%	33.0%
Depreciation and amortization	83,503	71,796	72,741	16.3%	(1.3)%
Restructuring charges	30,186	5,597	21,407	*	(73.9)%
Other	9,279	—	—	*	*
Total operating expenses	3,790,147	3,339,147	3,127,926	13.5%	6.8%
Non-operating interest expense	51,446	54,826	68,764	(6.2)%	(20.3)%
Loss on extinguishment of debt	7,962	16,524	—	(51.8)%	*
Total expenses	3,849,555	3,410,497	3,196,690	12.9%	6.7%
Income before provision for income taxes	291,303	250,591	282,685	16.2%	(11.4)%
Provision for income taxes	109,446	98,673	112,303	10.9%	(12.1)%
Net income	$181,857	$151,918	$170,382	19.7%	(10.8)%
____________
* Not Meaningful

Revenues
Commission Revenues
The following table sets forth our commission revenue, by product category, included in our consolidated statements of income for the periods indicated (dollars in thousands):

	Years ended December 31,			'13 vs. '12		'12 vs. '11
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Variable annuities	$794,898	$764,502	$731,770	$30,396	4.0%	$32,732	4.5%
Mutual funds	565,951	498,239	472,466	67,712	13.6%	25,773	5.5%
Alternative investments	251,113	142,996	113,589	108,117	75.6%	29,407	25.9%
Fixed annuities	123,882	98,976	136,020	24,906	25.2%	(37,044)	(27.2)%
Equities	119,569	99,380	97,882	20,189	20.3%	1,498	1.5%
Fixed income	87,243	83,235	84,568	4,008	4.8%	(1,333)	(1.6)%
Insurance	81,687	81,124	70,060	563	0.7%	11,064	15.8%
Group annuities	52,275	50,891	45,579	1,384	2.7%	5,312	11.7%
Other	948	1,174	2,501	(226)	(19.3)%	(1,327)	(53.1)%
Total commission revenue	$2,077,566	$1,820,517	$1,754,435	$257,049	14.1%	$66,082	3.8%
The following table sets forth our commission revenue, by sales-based and trailing commission revenue (dollars in thousands):

	Years Ended December 31,			'13 vs. '12		'12 vs. '11
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Sales-based	$1,254,683	$1,110,041	$1,133,055	$144,642	13.0%	$(23,014)	(2.0)%
Trailing	822,883	710,476	621,380	112,407	15.8%	89,096	14.3%
Total commission revenue	$2,077,566	$1,820,517	$1,754,435	$257,049	14.1%	$66,082	3.8%
Commission revenue increased by $257.0 million, or 14.1%, for 2013 compared with 2012, due primarily to an increase in sales-based activity for alternative investments, equities and mutual funds and increases in trail revenues for mutual funds and variable annuities. This growth reflects improved investor engagement, strong market conditions and growth of the underlying assets. Additionally, commission revenues from fixed income, primarily driven by unit investment trusts and 529 college savings plans, and insurance products also contributed to the overall growth in commission revenue. Such overall growth reflects market-wide growth and increased investor engagement that has driven advisor productivity.
The increase in commission revenues associated with alternative investments reflects investors' preferences for diversification, as income-producing alternative strategies continue to grow in popularity and investors continue to seek opportunities to earn return outside of the traditional equity and fixed income markets.
The increase in fixed annuities is attributed primarily to increased sales of indexed annuities as well as a new three-year fixed annuity product that was introduced beginning in the fourth quarter of 2013, offering clients of advisors an attractive interest rate at a time where interest rates are expected to be relatively flat.
Commission revenues increased by $66.1 million, or 3.8%, for 2012 compared to 2011. The 4.5% growth in revenues from variable annuities is based on an increase in trail-based commissions partially offset by a decrease in sales-based commissions. The combination of low interest rates and market uncertainty impacted sales commissions for variable annuities due to its impact on product design, which lowered demand for these products. In addition, insurers have lowered the amount of risk they are willing to retain on variable annuity products by reducing certain insurance benefits, thereby making the products less attractive to investors. Group annuities increased due to growth in our retirement business.

Advisory Revenues
The following table summarizes the activity within our advisory assets under custody for the years ended December 31, 2013, 2012 and 2011 (in billions):

	Years ended December 31,
	2013	2012	2011
Beginning balance at January 1	$122.1	$101.6	$93.0
Net new advisory assets	14.6	10.9	10.8
Market impact and other	14.9	9.6	(2.2)
Ending balance at December 31	$151.6	$122.1	$101.6
Net new advisory assets for the years ended December 31, 2013, 2012 and 2011 had a limited impact on advisory fee revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory fee revenue. Net new advisory assets were $14.6 billion for the year ended December 31, 2013, resulting from the continued shift by our existing advisors from brokerage towards more advisory business.
Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets under management. Advisory revenue increased by $124.9 million, or 11.8%, in 2013 compared to 2012. The growth in advisory revenue is due to net new advisory assets resulting from increased investor engagement and strong advisor productivity, as well as market gains as represented by higher levels of the S&P 500 on the applicable billing dates in 2013 compared to 2012. The average of the S&P 500 on the close of the four prior quarter-end dates, September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012, was 1,571, which is a 14.9% increase over the average of 1,367 for the prior year corresponding dates. The Independent RIA model has continued to grow rapidly as advisors seek the freedom to run their business in a manner which best enables them to meet their clients' needs. This continued shift of advisors to the Independent RIA platform (for which we custody assets but do not earn advisory revenues for managing those assets) has caused the rate of revenue growth of advisory assets under management to lag behind the rate of growth of advisory assets under custody. Advisory revenues do not include fees for advisory services charged by Independent RIA advisors to their clients. Accordingly, there is no corresponding payout. However, there are administrative fees charged to Independent RIA advisors including custody and clearing fees, based on the value of assets.
Advisory revenue increased by $35.0 million, or 3.4%, in 2012 compared to 2011. The growth in advisory revenue is due to both net new advisory assets in prior periods and higher levels of the S&P 500 on the applicable billing dates in 2012 compared to 2011. The average of the S&P 500 on the close of the four prior quarter-end dates, September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011, was 1,367, which is an 8.6% increase over the average of 1,259 for the prior year corresponding dates. The continued shift of advisors to the Independent RIA platform and a re-pricing in one of our significant clearing agreements have caused the rate of revenue growth to lag behind the rate of advisory asset growth.
The following table summarizes the makeup within our advisory assets under custody for the periods ended December 31, 2013, 2012 and 2011 (in billions):

	As of December 31,			'13 vs. '12		'12 vs. '11
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Advisory assets under management	$117.6	$100.7	$90.3	$16.9	16.8%	$10.4	11.5%
Independent RIA assets in advisory accounts custodied by LPL Financial	34.0	21.4	11.3	12.6	58.9%	10.1	89.4%
Total advisory assets under custody	$151.6	$122.1	$101.6	$29.5	24.2%	$20.5	20.2%
Growth of the Independent RIA assets in advisory accounts custodied by LPL Financial has outpaced the growth in advisory assets under management. This growth is consistent with the industry trend as more advisors shift their business toward the Independent RIA model.

Asset-Based Revenues
Asset-based revenues increased by $27.9 million, or 6.9%, to $431.0 million for 2013 compared with 2012. Revenues from product sponsors and for record-keeping services, which are largely based on the underlying asset values, increased due to the impact of the higher average market indices on the value of those underlying assets and net new sales of eligible assets. The average S&P 500 index for 2013 was 1,644, an increase of 19.2% over the 2012 average. Asset-based revenues also include revenues from our cash sweep programs, which decreased by $18.5 million, or 13.4%, to $119.6 million for the year ended December 31, 2013 from $138.1 million for the year ended December 31, 2012. The decrease resulted from a re-pricing of certain contracts that underlie our cash sweep programs, partially offset by an increase of 8.5% in average assets in our cash sweep programs, which were $24.2 billion and $22.3 billion for the year ended December 31, 2013 and 2012, respectively, as retail investors increased their percentage of cash assets in response to the volatility in the financial markets.
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

Transaction and Fee Revenues
Transaction and fee revenues increased by $39.7 million, or 12.3%, for 2013 compared with 2012. Transaction and fee revenues increased in 2013 due to higher trade volumes in certain brokerage and advisory accounts and a 2.6% increase in the average number of advisors. Additionally, our April 2012 acquisition of Fortigent contributed an incremental $4.1 million in revenues for 2013 compared to 2012.
Transaction and fee revenues increased by $29.4 million, or 10.0%, for 2012 compared with 2011. Transaction and fee revenues increased in 2012 due to fee revenues of $10.5 million from the acquired Fortigent business. Transaction revenues also increased due to a 3.6% increase in the average number of advisors for the year ended December 31, 2012 compared to 2011, increases in revenues earned from those advisors and institutions who converted to the LPL Financial platform from UVEST during 2011 and increases due to re-pricing of certain services. Lower trade volumes in certain brokerage and advisory accounts reduced transaction revenues, which partially offset these increases.
Other Revenues
Other revenue increased $30.2 million, or 56.6%, to $83.7 million for 2013 compared to 2012. The primary contributor to this increase in 2013 was direct investment marketing allowances received from product sponsor programs, which increased by $23.5 million compared to 2012, driven primarily by increased sales of alternative investments. Other revenue includes gains or losses on assets held for the advisor non-qualified deferred compensation plan. Gains were $7.3 million for 2013, compared to gains of $2.2 million for 2012. The gains or losses on assets held for the advisor non-qualified deferred compensation plan are offset by increases or decreases in non-GDC sensitive production expenses as noted below.
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

Expenses
Production Expenses
The following table shows our production payout ratio and our adjusted payout ratio, a non-GAAP measure, for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,			Change
	2013	2012	2011	'13 vs. '12		'12 vs. '11
Base payout rate	84.04%	84.16%	84.15%	(12	) bps	1	bps
Production based bonuses	2.69%	2.68%	2.37%	1	bps	31	bps
GDC sensitive payout	86.73%	86.84%	86.52%	(11	) bps	32	bps
Non-GDC sensitive payout	0.51%	0.22%	0.12%	29	bps	10	bps
Total Payout Ratio	87.24%	87.06%	86.64%	18	bps	42	bps
Production expenses increased by $344.0 million, or 13.5%, for 2013 compared with 2012. This increase correlates with our commission and advisory revenues, which increased by 13.2% during the same period. Our GDC sensitive production payout was 86.73% for the year ended December 31, 2013, compared to 86.84% for 2012. The base payout rate decreased by 12 basis points in part due to the growth of our advisory platform, which on average has a lower base rate than our brokerage platform. The increase in non-GDC sensitive payout is attributable to increased advisor share-based compensation for the year ended December 31, 2013 compared to the year ended December 31, 2012 correlating to market movement in our stock and production expenses related to the advisor non-qualified deferred compensation plan as noted above.
Production expenses increased by $100.4 million, or 4.1%, for 2012 compared with 2011. This increase is correlated with our commission and advisory revenues, which increased by 3.6% during the same period. Our GDC sensitive production payout was 86.84% for the year ended December 31, 2012, compared to 86.52% for 2011. The increase in our payout ratio was driven by the increase in our production based bonuses, which reflect our advisors' trend of attaining higher payout tiers earlier in the year and graduating to larger advisor practices. The increase of 10 basis points in non-GDC sensitive payout is primarily attributable to mark-to-market gains for the advisor non-qualified deferred compensation plan for the year ended December 31, 2012.
Compensation and Benefits Expense
Compensation and benefits increased by $38.3 million, or 10.5%, for 2013 compared with 2012. This was primarily based on the fact that our average number of full-time employees increased 6.4% from 2,865 in 2012 to 3,047 in 2013, due to higher staffing levels in compliance, control and service to support increased levels of advisor and client activities, as well as to costs associated with our 2012 acquisition of Fortigent.
Compensation and benefits increased by $40.6 million, or 12.6%, for 2012 compared with 2011. This was primarily based on the fact that our average number of full-time employees increased 6.6% from 2,687 in 2011 to 2,865 in 2012, due to our acquisitions of Fortigent and CCP, and due to increases in staffing to support higher levels of advisor and client activities.
General and Administrative Expenses
General and administrative expenses increased by $23.2 million, or 6.6%, to $373.4 million for 2013 compared with 2012. The primary drivers behind the increase were increases of $9.4 million for professional fees, $4.5 million for business development and promotional expenses and $9.0 million increase for non-depreciable equipment and licensing fees.
General and administrative expenses increased by $87.0 million, or 33.0%, to $350.2 million for 2012 compared with 2011. The primary drivers behind the increase were increases of $24.2 million for business development and promotional expenses and $19.7 million of expenses related to our acquisitions of Fortigent and CCP. Another primary driver was an increase of $20.7 million for professional fees, which was partially due to $10.5 million of indemnification payment collections in 2011 associated with the resolution of a legal dispute with a third-party indemnitor. Refer to the Litigation section in Note 14. Commitments and Contingencies, within the notes to consolidated financial statements for additional information regarding this matter. Additional contributors to the increase were a $10.1 million charge due to a change in the fair value of our contingent consideration obligations and a $3.9 million charge for the late deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with the 2010 IPO.
Depreciation and Amortization Expense
For the year ended December 31, 2013, depreciation and amortization increased by $11.7 million, or 16.3% compared with 2012. The amortization of internally developed software and a full year impact of depreciation of equipment and leasehold improvements in our new office facility in Boston contributed to these increases.
For the year ended December 31, 2012, depreciation and amortization decreased by $0.9 million, or 1.3% compared with2011. This decrease is primarily due to a reduction in depreciation incurred in 2012, attributed to assets that became fully depreciated in 2011.
Other Expenses
Other expenses for the year ended December 31, 2013 include the derecognition of certain fixed assets of $8.4 million and goodwill of $10.2 million, incurred as a result of the NestWise Closure, which ceased operations during the third quarter of 2013. The assets were from the 2012 acquisition of Veritat by NestWise, and were determined to have no future economic benefit. Additionally, because Veritat was not an operating subsidiary at December 31, 2013, which was a condition of the potential payment of contingent consideration, we decreased the estimated fair value of contingent consideration by $9.3 million to zero during the year ended December 31, 2013.
Restructuring Charges
Restructuring charges represent expenses incurred as a result of our expansion of our Service Value Commitment, our 2011 consolidation of UVEST and our 2009 consolidation of the Affiliated Entities.
Restructuring charges were $30.2 million in 2013. These charges relate primarily to consulting fees paid to support our technology transformation and to develop our detailed outsourcing plans, as well as employee severance obligations and other related costs and non-cash charges for impairment incurred through our expansion of our Service Value Commitment. Refer to Note 4 - Restructuring, within the notes to consolidated financial statements for additional details regarding this matter.
Restructuring charges were $5.6 million in 2012. These charges relate primarily to technology costs and other expenditures incurred for the conversion and transfer of advisors and their client accounts from UVEST to LPL Financial.
Interest Expense
Interest expense represents non-operating interest expense for our senior secured credit facilities.
Interest expense decreased $3.4 million, or 6.2%, for 2013 compared with 2012. The reduction in interest expense for 2013 is primarily due to the full year effect of the refinancing in March 2012 and the maturity of an interest rate swap agreement with a notional value of $65.0 million on June 30, 2012. The decrease in interest expense due to these two events was partially offset by an increase of approximately $236.1 million in debt resulting from the amendment to the credit agreement in May 2013 of $608.9 million.
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
Loss on Extinguishment of Debt
Loss on extinguishment of debt totaled $8.0 million and $16.5 million for the years ended December 31, 2013 and 2012, respectively. In May 2013, we refinanced and amended our previous credit agreement and effectively increased our borrowing by approximately $236.1 million, with net proceeds used primarily for working capital requirements and other general corporate purposes. Accordingly, we wrote off $8.0 million of unamortized debt issuance costs that had no future economic benefit related to our prior credit agreement. Refer to Note 12. Debt, within the notes to consolidated financial statements for additional details regarding this matter.
In March 2012, we refinanced and replaced the debt outstanding under our original credit agreement primarily to extend the maturities of our borrowings. In connection with this refinancing, we wrote off $16.5 million of unamortized debt issuance costs that had no future economic benefit related to the original credit agreement. Refer to Note 12. Debt, within the notes to consolidated financial statements for additional details regarding this matter.
Provision for Income Taxes
For the year ended December 31, 2013, we recorded income tax expense of $109.4 million, compared with an income tax expense of $98.7 million in 2012. Our effective income tax rate was 37.6%, 39.4% and 39.7% for 2013, 2012 and 2011, respectively. The decrease in our effective tax rate for 2013 and income tax expense for 2012 was primarily due to a release of the valuation allowance, larger than usual incentive stock option disqualifying dispositions and utilization of a business energy tax credit. For the year ended December 31, 2012, we recorded income tax expense of $98.7 million, compared with an income tax expense of $112.3 million recorded in 2011.
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
A summary of changes in cash flow data is provided below (in thousands):

	Years ended December 31,
	2013	2012	2011
Net cash flows provided by (used in):
Operating activities	$160,117	$254,268	$442,378
Investing activities	(74,809)	(91,669)	(65,558)
Financing activities	(34,985)	(417,110)	(75,256)
Net increase (decrease) in cash and cash equivalents	50,323	(254,511)	301,564
Cash and cash equivalents — beginning of year	466,261	720,772	419,208
Cash and cash equivalents — end of year	$516,584	$466,261	$720,772
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
Net cash provided by operating activities for 2013, 2012 and 2011 was $160.1 million, $254.3 million and $442.4 million, respectively. The change between 2013 and 2012 primarily reflects the impact of client trading and settlement activity, which represented a net use of funds of $161.2 million in 2013 compared to a net source of funds of $51.6 million in 2012. The increased use of cash for client trading and settlement activities was offset in part by higher levels of net income of $181.9 million for 2013 compared to $151.9 million in 2012, and depreciation and amortization of $83.5 million in 2013 compared to $71.8 million in 2012, and a decrease in cash generated from excess tax benefits arising from share-based compensation of $7.2 million in 2013 compared to $53.3 million in 2012.
Cash flows from operating activities decreased in 2012 when compared to 2011 primarily due to a decrease of $155.4 million in income taxes receivable as the results for 2011 include the collection of $202.5 million of tax receivables that arose primarily from tax benefits related to our IPO in November 2010.

Net cash used in investing activities for 2013, 2012 and 2011, totaled $74.8 million, $91.7 million and $65.6 million, respectively. Net cash used in 2013 decreased in comparison to 2012 due to the 2012 acquisitions of Fortigent and Veritat for $43.7 million, offset by an increase of capital expenditures of $78.2 million in 2013 compared to $54.8 million in 2012.
Net cash used in 2012 increased in comparison to 2011 due to an increase of $18.4 million in capital expenditures in addition to a reduction in restricted cash releases of $14.7 million. Net cash used in 2012 primarily consists of $43.7 million for the acquisitions of Fortigent and Veritat and $54.8 million in capital expenditures partially offset by $7.6 million of restricted cash releases.
Net cash used in financing activities for 2013, 2012 and 2011 was $35.0 million, $417.1 million and $75.3 million, respectively. Cash flows used in financing activities in 2013 decreased in comparison to 2012 as a result of a decrease in repayments of senior secured credit facilities which was $866.6 million in 2013, substantially all related to the May 2013 refinancing, compared to $1,364.8 million in 2012, due primarily to the March 2012 refinancing, and a decrease in cash dividends paid which was $68.0 million in 2013 compared to $248.8 million in 2012, offset by a decrease in proceeds from senior credit facilities which was $1,079.0 million in 2013 compared to $1,330.7 million in 2012 and a decrease in cash generated from excess tax benefits arising from share-based compensation which was $7.2 million in 2013 compared to $53.3 million in 2012.
Cash flows used in financing activities in 2012 increased in comparison to 2011 as a result of a $110.1 million increase in repurchases of outstanding common stock and $248.8 million of cash dividends paid in 2012. Cash flows used in financing activities in 2012 also include $1,364.8 million of repayments on our senior secured credit facilities offset by $1,330.7 million of proceeds from our senior secured credit facilities, as well as $53.3 million in cash generated from excess tax benefits arising from share-based compensation.
We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, which include three uncommitted lines of credit available and the revolving credit facility established through our amended credit agreement, will be adequate to satisfy our working capital needs, the payment of all of our obligations and the funding of anticipated capital expenditures for the foreseeable future. In addition, we have certain capital adequacy requirements due to our registered broker-dealer entity and bank trust subsidiaries and have met all such requirements and expect to continue to do so for the foreseeable future. We regularly evaluate our existing indebtedness, including refinancing thereof, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions.
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
For the years ended December 31, 2013 and 2012, we had the following activity under our approved share repurchase programs (in millions, except share and per share data):

			2013			2012
Approval Date	Authorized Repurchase Amount	Amount Remaining at December 31, 2013	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)
August 16, 2011	$70.0	$—	—	$—	$—	1,891,072	$32.27	$61.0
May 25, 2012	$75.0	$—	—	$—	$—	2,611,022	$28.74	$75.1
September 27, 2012	$150.0	$—	2,343,651	$36.14	$87.0	2,309,558	$27.34	$63.1
May 28, 2013	$200.0	$67.9	3,476,137	$38.01	$132.1	—	$—	$—
		$67.9	5,819,788	$37.65	$219.1	6,811,652	$29.25	$199.2
___________________

(1)	Included in the total cost of shares purchased is a commission fee of $0.02 per share.

On February 10, 2014, the Board of Directors approved the expansion of the capacity of our share repurchase plan by $150.0 million to a total of $218.0 million.
On February 12, 2014, we entered into a share repurchase agreement with the investment fund associated with TPG Global, LLC ("TPG Capital"), pursuant to which we would repurchase 1.9 million shares of our common stock at a price of $52.00 per share, for total consideration of $100.0 million. The share repurchase was effected in a private transaction and was contingent on the closing of a registered sale of 1.9 million shares of our common stock by TPG Capital to a private investor. The repurchase transaction closed on February 19, 2014.
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
In calculating earnings per share and diluted earnings per share using the two-class method, we were required to allocate a portion of our earnings to employees that held stock units that contained non-forfeitable rights to dividends or dividend equivalents under our 2008 Nonqualified Deferred Compensation Plan. After the distribution of shares under the 2008 Nonqualified Deferred Compensation Plan, the two-class method is no longer applicable. This distribution of shares did not have a material impact on earnings per share or diluted earnings per share. However, the distribution increased the weighted-average share count for the years ended December 31, 2013 and 2012 by approximately 850,000 shares.
Dividends
The payment, timing and amount of any dividends permitted under our credit facilities are subject to approval by our Board of Directors. Cash dividends per share of common stock and total cash dividends paid during each quarter in the years ended December 31, 2013 and 2012 were as follows (in millions, except per share data):

	2013		2012
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.135	$14.4	$—	$—
Second quarter	$0.135	$14.4	$2.000	$222.6
Third quarter	$0.190	$19.9	$0.120	$13.2
Fourth quarter	$0.190	$19.3	$0.120	$13.0
On March 30, 2012, the Company's Board of Directors approved a special dividend of $2.00 per share to common stockholders. The dividend of $222.6 million was paid on May 25, 2012 to stockholders of record as of May 15, 2012.
On February 10, 2014, the Board of Directors declared a cash dividend of $0.24 per share on our outstanding common stock to be paid on March 10, 2014 to all stockholders of record on February 24, 2014.
Regulatory
In July 2012, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (the “Notice”) asserting we are subject to a penalty with respect to an alleged untimely deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with our initial public offering in 2010. In 2012, we recorded an estimate of probable loss within accounts payable and accrued liabilities in our consolidated statements of financial condition. During the first quarter of 2013, the IRS issued a Summary of Employment Tax Examination (the "Summary") and we remitted payment that approximated amounts previously accrued in accordance with the Summary. During the third quarter of 2013, the matter was concluded with no impact beyond the amounts previously recorded.

In the second quarter of 2013, we reached an agreement with our principal regulator to resolve a matter related to email surveillance and production. During the first quarter of 2013, we recorded an estimate of a probable loss within professional services and accounts payable and accrued liabilities in our consolidated statements of income and financial condition, respectively. The matter was concluded with no impact beyond the amounts previously recorded.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain at clearing organizations to support these clients’ trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When a client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to re-pledge, loan or sell securities that collateralize those margin accounts. As of December 31, 2013, we had received collateral in connection primarily with client margin loans with a fair value of approximately $367.7 million, which can be re-pledged, loaned or sold. Of this amount, approximately $28.6 million has been pledged to the Options Clearing Corporation ("OCC") as collateral to secure certain client obligations related to options positions. Additionally, approximately $144.3 million is held at banks in connection with uncommitted lines of credit, which were unutilized at December 31, 2013; these securities may be used as collateral for loans from these banks. The remainder of $194.8 million has not been re-pledged, loaned or sold. There are no restrictions that materially limit our ability to re-pledge, loan or sell the remaining $339.1 million of client collateral. In May 2013, we ended our participation in the National Securities Clearing Corporation ("NSCC") Stock Borrow Program and all pledged collateral was returned to us.
Our other working capital needs are primarily related to regulatory capital requirements at our broker-dealer and bank trust subsidiaries and software development, which we have satisfied in the past from internally generated cash flows.
Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. These timing differences are funded either with internally generated cash flow or, if needed, with funds drawn on our uncommitted lines of credit at our broker-dealer subsidiary LPL Financial, or under our revolving credit facility.
Our registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At December 31, 2013, LPL Financial's excess net capital was $123.5 million.
LPL Financial is also subject to the National Futures Association's ("NFA") financial requirements and is required to maintain net capital that is in excess of or equal to the greatest of NFA's minimum financial requirements. Currently the highest NFA requirement is the minimum net capital calculated pursuant to the SEC's Uniform Net Capital Rule.
In addition to the minimum net capital requirements, the SEC and FINRA have established "early warning" capital requirements for broker-dealers that when exceeded, limit certain activities of the broker-dealer. Early warning requirements provide advance warning that a firm's net capital is dropping toward its minimum requirement, allowing time for initiation of corrective action. For LPL Financial, an early warning level is reached if its ratio of aggregate customer debit balances falls below 5.0% of net capital. At December 31, 2013, LPL Financial's net capital was $130.4 million and its early warning requirement was $17.2 million. LPL Financial typically maintains net capital in excess of the early warning level to maintain its ability to grow its business, demonstrate the stability of its operations and provide a safeguard in the event of sustained levels of market volatility, as experienced by the securities industry in 2008.
LPL Financial's ability to pay dividends greater than 10% of its excess net capital during any 35 day rolling period requires approval from FINRA. In addition, payment of dividends is restricted if LPL Financial's net capital would be less than 5.0% of aggregate customer debit balances.
Prior to July 16, 2012, UVEST was also a registered broker-dealer and computed net capital requirements under the aggregate indebtedness method, which requires firms to maintain minimum net capital, as defined, of not less than 6.67% of aggregate indebtedness. In connection with the consolidation of UVEST with LPL Financial, UVEST's registration with FINRA was withdrawn effective July 16, 2012, and UVEST is no longer subject to net capital filing requirements.
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
Debt
On May 13, 2013, we entered into the First Amendment and Incremental Assumption Agreement (“Amended Credit Agreement”) with our wholly owned subsidiary, LPL Holdings, Inc., the other credit parties signatory thereto, the several lenders parties thereto, Bank of America, N.A. as Administrative Agent, and other parties thereto. The Amended Credit Agreement supplements and amends our Credit Agreement, dated as of March 29, 2012 (“Previous Credit Agreement”).
Pursuant to the Previous Credit Agreement, we established a Term Loan A of $735.0 million maturing on March 29, 2017 ("Term Loan A"), a Term Loan B of $615.0 million maturing on March 29, 2019 ("Prior Term Loan B") and a revolving credit facility with borrowing capacity of $250.0 million maturing on March 29, 2017 ("Revolving Credit Facility").
Pursuant to the Amended Credit Agreement, we amended Prior Term Loan B to increase its borrowings to an aggregate principal amount of $1,083.9 million (“Amended Term Loan B”). On May 13, 2013, we used the proceeds of Amended Term Loan B to (i) refinance the remaining outstanding balance of $608.9 million on Prior Term Loan B and (ii) repay a portion of the outstanding balance on Term Loan A in an aggregate principal amount of $238.9 million (“Term Loan A Repayment”). The remaining loan proceeds became available for working capital requirements and other general corporate purposes. The maturity date of Amended Term Loan B is March 29, 2019. The amount and maturity of the Revolving Credit Facility was not changed in the Amended Credit Agreement.
In connection with the execution of the Amended Credit Agreement, we incurred $7.4 million in costs that are capitalized as debt issuance costs in the consolidated statements of financial condition. Because this refinancing resulted in the repayment of all outstanding principal borrowings on Prior Term Loan B, we accelerated the recognition of $8.0 million of unamortized costs attributable to Prior Term Loan B related to the Previous Credit Agreement. This accelerated recognition has been recorded as a loss on extinguishment of debt within the consolidated statements of income.
In addition, we maintain three uncommitted lines of credit at LPL Financial. Two of the lines have unspecified limits and are primarily dependent on our ability to provide sufficient collateral. The third line had a $200.0 million and $150.0 million limit at December 31, 2013 and 2012, respectively, and allows for both collateralized and uncollateralized borrowings. The lines were utilized in 2013 and 2012; however, there were no balances outstanding at December 31, 2013 and 2012.

We also were party to an interest rate swap agreement, in a notional amount of $65.0 million, to mitigate interest rate risk by hedging the variability of a portion of our floating-rate senior secured term loan. This agreement expired on June 30, 2012. While our term loan is unhedged as of December 31, 2013, the risk of variability on our floating interest rate is partially mitigated by our cash sweep programs and client margin loans, which carry floating interest rates. At December 31, 2013, our receivables from our advisors’ clients for margin loan activity were approximately $262.6 million, and the balance of deposits in the cash sweep programs was $24.9 billion.
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
The applicable margin for borrowings with respect to Term Loan A, Amended Term Loan B and the Revolving Credit Facility is currently 1.50% for base rate borrowings and 2.50% for LIBOR borrowings. The applicable margin on Term Loan A and Revolving Credit Facility could change depending on our total leverage ratio.
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
In addition to paying interest on outstanding principal under the Amended Credit Agreement, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee rate at December 31, 2013 was 0.50% for our Revolving Credit Facility, but is subject to change depending on our leverage ratio. Prior to the closing of the Previous Credit Agreement on March 29, 2012, the commitment fee was 0.75% on our previous revolving credit facility. We must also pay customary letter of credit fees.
Prepayments
The Amended Credit Agreement (not including the Revolving Credit Facility) requires us to prepay outstanding amounts under our senior secured term loan facility subject to certain exceptions, with:

•
50% (percentage will be reduced to 0% if our total leverage ratio is 3.00 to 1.00 or less) of our annual excess cash flow (as defined in the Amended Credit Agreement) adjusted for, among other things, changes in our net working capital (as of December 31, 2013 our total leverage ratio was 2.34);

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
Our Amended Credit Agreement prohibits us from paying dividends and distributions or repurchasing our capital stock except for limited purposes, including, but not limited to payments in connection with: (i) redemption, repurchase, retirement or other acquisition of our equity interests from present or former officers, managers, consultants, employees and directors upon the death, disability, retirement, or termination of employment of any such person or otherwise in accordance with any stock option or stock appreciation rights plan, any management or employee stock ownership plan, stock subscription plan, employment termination agreement or any employment agreements or stockholders’ agreement, in an aggregate amount not to exceed $10.0 million in any fiscal year plus the amount of cash proceeds from certain equity issuances to such persons, and the amount of certain key-man life insurance proceeds, (ii) franchise taxes, general corporate and operating expenses not to exceed $3.0 million in any fiscal year, and fees and expenses related to any unsuccessful equity or debt offering permitted by the Amended Credit Agreement, (iii) tax liabilities to the extent attributable to our business and our subsidiaries and (iv) dividends and other distributions in an aggregate amount not to exceed the sum of (a) the greater of (i) $250,000,000 and (ii) 6.75% of our consolidated total assets, (b) the available amount (as defined in the Amended Credit Agreement), (c) the available equity amount (as defined in the Amended Credit Agreement) and (d) the incremental dividend amount (as defined in the Amended Credit Agreement). Notwithstanding the foregoing, we may make unlimited dividends and distributions provided that after giving pro forma effect thereto, our total leverage ratio does not exceed 2.0. As of December 31, 2013, we have the ability to make dividends and distributions or repurchase our capital stock totaling $351.6 million, subject to approval by the Board of Directors.
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
In addition, our financial covenant requirements include a total leverage ratio test and an interest coverage ratio test. Under our total leverage ratio test, we covenant not to allow the ratio of our consolidated total debt (as defined in the Amended Credit Agreement) to an adjusted EBITDA reflecting financial covenants in our Amended Credit Agreement (“Credit Agreement Adjusted EBITDA”) to exceed certain prescribed levels set forth in the Amended Credit Agreement. Under our interest coverage ratio test, we covenant not to allow the ratio of our Credit Agreement Adjusted EBITDA to our consolidated interest expense (as defined in the Amended Credit Agreement) to be less than certain prescribed levels set forth in the Amended Credit Agreement. Each of our financial ratios is measured at the end of each fiscal quarter.

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
As of December 31, 2013 and 2012 we were in compliance with all of our covenant requirements. Our covenant requirements and actual ratios as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013		2012
Financial Ratio	Covenant Requirement	Actual Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	4.25	2.34	4.00	2.38
Interest Coverage (Minimum)	3.00	10.91	3.00	9.03
Set forth below is a reconciliation from EBITDA, Adjusted EBITDA and Credit Agreement Adjusted EBITDA to our net income for the years ending December 31, 2013 and 2012 (in thousands):

	For the Years Ended December 31,
	2013	2012
Net income	$181,857	$151,918
Interest expense	51,446	54,826
Income tax expense	109,446	98,673
Amortization of intangible assets(1)	39,006	39,542
Depreciation and amortization of fixed assets	44,497	32,254
EBITDA	426,252	377,213
EBITDA Adjustments:
Employee share-based compensation expense(2)	15,434	17,544
Acquisition and integration related expenses(3)	19,890	20,474
Restructuring and conversion costs(4)	30,812	6,146
Debt extinguishment costs(5)	7,968	16,652
Equity issuance and related offering costs(6)	—	4,486
Other(7)	11,082	11,967
Total EBITDA Adjustments	85,186	77,269
Adjusted EBITDA	511,438	454,482
Advisor and financial institution share-based compensation expense(8)	9,246	3,807
Other(9)	8,207	4,190
Credit Agreement Adjusted EBITDA	$528,891	$462,479
____________________

(1)	Represents amortization of intangible assets as a result of our purchase accounting adjustments from our merger transaction in 2005 and various acquisitions.

(2)
Represents share-based compensation expense for equity awards granted to employees, officers and directors. Such awards are measured based on the grant-date fair value and recognized over the requisite service period of the individual awards, which generally equals the vesting period.

(3)
Represents acquisition and integration costs resulting from various acquisitions, including changes in the estimated fair value of future payments, or contingent consideration, required to be made to former shareholders of certain acquired entities. During the year ended December 31, 2013, approximately $12.7 million was recognized as a charge against earnings due to a net increase in the estimated fair value of contingent consideration. During the year ended December 31, 2012, approximately $11.4 million was recognized as a charge against earnings due to a net increase in the estimated fair value of contingent consideration.

(4)
Represents organizational restructuring charges, conversion and other related costs incurred resulting from the expansion of our Service Value Commitment, the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities. As of December 31, 2013, we have recognized approximately 41% of costs related to the expansion of our Service Value Commitment, which is expected to be completed in 2015. As of December 31, 2013, approximately 88% and 100% of costs related to the 2011 consolidation of UVEST and the 2009 consolidation of the Affiliated Entities, respectively, have been recognized. The remaining costs for the 2011 consolidation of UVEST largely consist of the amortization of transition payments for the retention of advisors and financial institutions that are expected to be recognized into earnings by October 2016.

(5)
Represents expenses incurred resulting from the early extinguishment and repayment of amounts outstanding under our Previous Credit Agreement and Original Credit Agreement for the years ended December 31, 2013 and 2012, respectively, including the write-off of $8.0 million and $16.5 million, respectively, of unamortized debt issuance costs that have no future economic benefit, as well as various other charges incurred in connection with the establishment of the Amended Credit Agreement and the Previous Credit Agreement, respectively.

(6)
Represents equity issuance and offering costs incurred in the year ended December 31, 2012, related to the closing of the secondary offering in the second quarter of 2012. In addition, results for the year ended December 31, 2012 include a $3.9 million charge for the late deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with the 2010 IPO. See Note 14. Commitments and Contingencies, within the notes to consolidated financial statements for additional information.

(7)
Results for the year ended December 31, 2013 include costs related to the NestWise Closure, consisting of: i) the derecognition of $10.2 million of goodwill; ii) $8.4 million of fixed asset charges that were determined to have no future economic benefit; iii) severance and termination benefits; and iv) a $9.3 million decrease in the estimated fair value of contingent consideration because related milestones were not achieved. Results for the year ended December 31, 2013 also include $2.7 million of severance and termination benefits related to a change in management structure and a $2.3 million gain related to the sale of an equity investment. Results for the year ended December 31, 2012 include approximately $7.0 million for consulting services and technology development aimed at enhancing the Company's performance in support of its advisors while operating at a lower cost. In addition, results for the year ended December 31, 2012 include an asset impairment charge of $4.0 million for certain fixed assets related to internally developed software that were determined to have no estimated fair value. Results also include certain excise and other taxes in all years.

(8)
Credit Agreement Adjusted EBITDA excludes the recognition of share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at each reporting period.

(9)
Represents other items that are adjustable in accordance with our Amended Credit Agreement to arrive at Credit Agreement Adjusted EBITDA including employee severance costs, employee signing costs, and employee retention or completion bonuses.

Off-Balance Sheet Arrangements
We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Note 14. Commitments and Contingencies and Note 20. Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk, within the notes to consolidated financial statements.

Contractual Obligations
The following table provides information with respect to our commitments and obligations as of December 31, 2013:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
	(In thousands)
Leases and other obligations(1)(2)	$463,836	$52,807	$96,612	$81,572	$232,845
Senior secured term loan facilities(3)	1,535,096	10,838	21,677	481,052	1,021,529
Commitment fee on revolving line of credit(4)	3,765	1,159	2,321	285	—
Variable interest payments(5):
Term Loan A	40,290	12,431	24,896	2,963	—
Amended Term Loan B	181,099	35,311	69,645	68,120	8,023
Total contractual cash obligations	$2,224,086	$112,546	$215,151	$633,992	$1,262,397

____________________

(1)
Includes a long-term contractual obligation with a third-party service provider to enhance the quality, speed and cost of processes that support us by outsourcing certain functions. The table above includes the minimum payments due over the duration of the contract. The contractual obligation may be canceled, subject to a termination penalty that is approximately equal to the initial annual minimum payment. The amount of the termination penalty steps down ratably through the passage of time. Future minimum payments have not been reduced by this termination penalty.

(2)
Included in the schedule of future minimum payments is a fifteen-year lease commitment that was executed in December 2011 for our future San Diego office building with a lease commencement date of May 1, 2014. Future minimum payments for this lease commitment are $9.6 million, $30.2 million, $32.5 million and $204.3 million for the periods < 1 Year, 1-3 Years, 4-5 Years and > 5 Years, respectively. Future minimum payments for applicable leases have not been reduced by minimum sublease rental income of $3.9 million due in the future under noncancelable subleases. See Note 14. Commitment and Contingencies, within the notes to consolidated financial statements for further detail on operating lease obligations and obligations under noncancelable service contracts.

(3)	Represents principal payments under our Amended Credit Agreement. See Note 12. Debt, within the notes to consolidated financial statements for further detail.

(4)	Represents commitment fees for unused borrowings on our Revolving Credit Facility. See Note 12. Debt, within the notes to consolidated financial statements for further detail.

(5)
Our senior secured term loan facilities bear interest at floating rates. Variable interest payments are shown assuming the applicable LIBOR rates at December 31, 2013 remain unchanged. See Note 12. Debt, within the notes to consolidated financial statements for further detail.

Our acquisitions of NRP, CCP and Veritat involve the potential payment of contingent consideration dependent upon the achievement of certain revenue, gross-margin and assets under management milestones. The table above does not reflect any such obligations, as the amounts are uncertain. See Note 3. Acquisitions and Note 5. Fair Value Measurements, within the notes to consolidated financial statements for further discussion of the maximum amount of future contingent consideration we could be required to pay in connection with these acquisitions.
As of December 31, 2013, we have a liability for unrecognized tax benefits of $19.5 million, which we have included in income taxes payable in the consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.
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
At December 31, 2013, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.
Critical Accounting Estimates
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
Revenue Recognition
Substantially all of our revenues are based on contractual arrangements. In determining the appropriate recognition of commissions, we review the terms and conditions of the brokerage account agreements between us and our advisors' clients, representative agreements with our advisors, which include payout rates and terms, and selling agreements with product sponsors for packaged investment products such as mutual funds, annuities, insurance and alternative investments. In determining the appropriate recognition of advisory revenues, we review the terms and conditions of the advisory agreements between the advisors' clients and the applicable RIA, representative agreements with advisors, and agreements with third parties who provide specific investment management or investment strategies.
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
The main factors we use to determine whether to record revenue on a gross or net basis are whether:

•	we are primarily responsible for the service to the advisor and its client;

•	we have discretion in establishing fees paid by the client and fees due to the third-party service provider; and

•	we are involved in the determination of product or service specifications.
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
We recognize front-end sales commissions as revenue on a trade-date basis, which is when our performance obligations in generating the commissions have been substantially completed. We earn commissions on a significant volume of transactions that are placed by our advisors directly with product sponsors, particularly with regard to mutual fund, 529 education savings plan, and fixed and variable annuity and insurance products. As a result, management must estimate a portion of its commission revenues earned from clients for purchases and sales of these products for each accounting period for which the proceeds have not yet been received. These estimates are based on the amount of commissions earned from transactions relating to these products in prior periods.
Commission revenue includes mutual fund, 529 education savings plan and fixed and variable product trailing fees which are recurring in nature. These trailing fees are earned by us, based on a percentage of the current market value of clients' investment holdings in trail-eligible assets, and recognized over the period during which services are performed. Because trail commission revenues are generally paid in arrears, management estimates the majority of trail commission revenues earned during each period. These estimates are based on a number of factors including market levels and the amount of trail commission revenues received in prior periods.
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
We charge administrative fees based on the value of assets within these advisory accounts, and classify such fees as advisory revenues.
Legal Contingencies
We are involved in legal proceedings from time to time arising out of its business operations, including arbitrations and lawsuits involving private claimants, and subpoenas, investigations and other actions by government authorities and self-regulatory organizations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot predict with certainty what the eventual loss or range of loss related to such matters will be. We recognize a liability with regard to a legal proceeding when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, we accrue that amount. When no amount within the range is a better estimate than any other amount, however, we accrue the minimum amount in the range. We maintain insurance coverage, including general liability, errors and omissions, excess entity errors and omissions and fidelity bond insurance. We record legal accruals and related insurance recoveries on a gross basis.
Disputed Matters — Among others, claims involving complaints by clients of advisors or disclosures about risks related to purchased securities or other financial products are typically arbitrated pursuant to the Financial Industry Regulatory Authority, Inc.'s ("FINRA") procedures for arbitration rather than litigated in court. In an arbitration, neutral third parties review evidence in the form of documents and testimony, listen to arguments and render a decision on the disputed matter. Through arbitration, the opportunity for appeal is foregone in virtually all matters as the decisions are final and binding.
We maintain insurance coverage for claims by clients of advisors. With respect to these matters, the estimated losses on the majority of pending matters are less than the applicable deductibles of the insurance policies. We believe, based on the information available at this time, after consultation with counsel, consideration of amounts accrued, insurance, if any, and indemnifications provided by the third-party indemnitors, if any, that the outcomes of matters with estimated losses in excess of applicable deductibles will not have a material impact on the consolidated statements of income, financial condition or cash flows.

Defense costs are expensed as incurred and classified as professional services within the consolidated statements of income. When there is indemnification or insurance, we may engage in defense of settlement and subsequently seek reimbursement for such matters. In connection with various acquisitions, and pursuant to the applicable purchase and sale agreements, we have received third-party indemnification for certain legal proceedings and claims. Some of these matters have been defended and paid directly by the indemnifying party.
Valuation of Goodwill and Other Intangibles
Goodwill and other indefinite-lived intangible assets are tested annually for impairment in the fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and we determine that the fair value of a reporting unit or indefinite-lived intangible asset is more-likely-than-not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If goodwill is quantitatively assessed for impairment, a two-step approach is applied. First, we compare the estimated fair value of the reporting unit in which the goodwill resides to its carrying value. The second step, if necessary, measures the amount of such impairment by comparing the implied fair value of goodwill to its carrying value. Other indefinite-lived intangible assets are quantitatively assessed for impairment, if necessary, by comparing their estimated fair values to their carrying values. If the carrying value exceeds the fair value, the difference is recorded as impairment. No impairment of goodwill or other indefinite-live intangible assets has been recognized during the years ended December 31, 2013, 2012 and 2011.
Long-lived assets, such as property, plant and equipment and intangible assets subject to amortization, are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated.
Income Taxes
In preparing the consolidated financial statements, we estimate income tax expense based on various jurisdictions where it conducts business. We must then assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established to the extent that it is more-likely-than-not that such deferred tax assets will not be realized. When we establish a valuation allowance or modifies the existing allowance in a certain reporting period, we generally records a corresponding increase or decrease to tax expense in the consolidated statements of income. Management makes significant judgments in determining the provision for income taxes, the deferred tax assets and liabilities, and any valuation allowances recorded against the deferred tax asset. Changes in the estimate of these taxes occur periodically due to changes in the tax rates, changes in the business operations, implementation of tax planning strategies, resolution with taxing authorities of issues where we had previously taken certain tax positions and newly enacted statutory, judicial, and regulatory guidance. These changes could have a material effect on our consolidated statements of income, financial condition or cash flows in the period or periods in which they occur.
We recognize the tax effects of a position in the consolidated financial statements only if it is more-likely-than-not to be sustained based solely on its technical merits, otherwise no benefits of the position are to be recognized. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. Moreover, each tax position meeting the recognition threshold is required to be measured as the largest amount that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.
Share-Based Compensation
Certain employees, advisors, institutions, executive officers and non-employee directors of the Company participate in various long-term incentive plans, which provide for granting stock options, warrants, restricted stock awards and restricted stock units. Stock options and warrants generally vest in equal increments over a three- to five-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards and restricted stock units generally vest over a two- to four-year period.

We recognize share-based payments awarded to employees, officers and directors as compensation and benefits expense, based on the grant-date fair value, over the requisite service period of the individual grants, which generally equals the vesting period.
We account for share-based payments awarded to advisors and financial institutions as commissions and advisory expense, based on the fair value of the award at each reporting period.
We estimate the fair value of stock options and warrants using a Black-Scholes valuation model. We must also make assumptions regarding the number of stock options and warrants that will be forfeited. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Rather, different forfeiture assumptions would only impact the timing of expense recognition over the vesting period.
Acquisitions
When we acquire companies, we recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income.
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, liabilities assumed and pre-acquisition contingencies. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience, market data and information obtained from the management of the acquired companies and are inherently uncertain.
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
We may be required to pay future consideration to the former shareholders of acquired companies, depending upon the terms of the applicable purchase agreement, that is contingent upon the achievement of certain financial or operating targets. The fair value of the contingent consideration is determined using financial forecasts and other estimates that assess the probability and timing of the financial targets being reached, and measuring the associated cash payments at their present value using a risk-adjusted rate of return. The estimated fair value of the contingent consideration on the acquisition date is included in the purchase price of the acquired company. At each reporting date, or whenever there are significant changes in underlying key assumptions, a review of these assumptions is performed and the contingent consideration liability is updated to its estimated fair value. If there are no significant changes in the assumptions, the quarterly determination of the fair value of contingent consideration reflects the implied interest for the passage of time. Changes in the estimated fair value of the contingent consideration obligations may result from changes in the terms of the contingent payments, changes in discount periods and rates, changes in assumptions with respect to the timing and likelihood of achieving the applicable targets, and other related developments. Actual progress toward achieving the financial targets for the remaining measurement periods may be different than our expectations of future performance. The change in the estimated fair value of contingent consideration has been classified as other expenses in the consolidated statements of income.

Recent Accounting Pronouncements
Refer to Note 2. Summary of Significant Accounting Policies, within the notes to consolidated financial statements for a discussion of recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to us.
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
Changes in the value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. We manage our trading inventory by product type. Our activities to facilitate client transactions generally involve mutual fund activities, including dividend reinvestments. The balances are based upon pending client activities which are monitored by our broker-dealer support services department. Because these positions arise from pending client transactions, there are no specific trading or position limits. Positions held to meet clearing deposit requirements consist of U.S. government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlement area within our broker-dealer support services department. Our research department develops model portfolios that are used by advisors in developing client portfolios. We currently maintain approximately 185 accounts based on model portfolios. At the time a portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum for a client. Account minimums vary by product and can range from $10,000 to $250,000 per model. We utilize these positions to track the performance of the research department. The limits on this activity are based at the inception of each new model.
At December 31, 2013, the fair value of our trading securities owned were $9.0 million. Securities sold, but not yet purchased were $0.2 million at December 31, 2013. The fair value of securities included within other assets were $50.6 million at December 31, 2013. See Note 5. Fair Value Measurements, within the notes to consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased and other assets associated with our client facilitation activities. See Note 6. Held to Maturity Securities, within the notes to consolidated financial statements for information regarding the fair value of securities held to maturity.
We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.
We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trail commissions are paid and assets eligible for sponsor payments.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of December 31, 2013, all of the outstanding debt under our Amended Credit Agreement, $1.5 billion, was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at December 31, 2013 (in thousands):

	Outstanding at	Annual Impact of an Interest Rate Increase of
	Variable Interest	10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans	Rates	Points	Points	Points	Points
Term Loan A(1)	459,375	459	1,148	2,297	4,594
Amended Term Loan B(2)	1,075,721	—	—	1,160	6,518
Variable Rate Debt Outstanding	$1,535,096	$459	$1,148	$3,457	$11,112
____________________

(1)	The variable interest rate for our Term Loan A is based on the one-month LIBOR of 0.17%, plus the applicable interest rate margin of 2.50%.

(2)
The variable interest rate for Amended Term Loan B is based on the greater of the LIBOR rate for the period selected (one, three, six, nine or twelve months) or 0.75%, plus the applicable interest rate margin of 2.50%. As of December 31, 2013, we elected the following variable interest rates for borrowings under our Amended Term Loan B: six-month LIBOR for $537.8 million, which was designated on September 26, 2013 at an interest rate of 0.37%; and six-month LIBOR for $537.8 million, which was designated on December 27, 2013 at an interest rate of 0.35%.

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
The average Federal Reserve effective federal funds rate ("FFER") for December 2013 was 0.09%. The following table reflects the approximate annual impact to asset-based revenues on our insured cash programs (assuming that client balances at December 31, 2013 remain unchanged) of an upward or downward change in short-term interest rates of one basis point (dollars in thousands):

Federal Reserve Effective Federal Funds Rate	Annualized Increase or Decrease in Asset-Based Revenues per One Basis Point Change
0.00% - 0.25%		$1,700
0.26% - 1.25%		900
1.26% - 2.60%		800
The actual impact to asset-based revenues, including a change in the FFER of greater than 2.60%, may vary depending on the FRS committee's strategy in response to a change in interest rate levels, the significance of a change and actual balances at the time of such change.

Credit Risk
Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. Credit risk includes the risk that collateral posted with LPL by clients to support margin lending or derivative trading is insufficient to meet client’s contractual obligations to LPL. We bear credit risk on the activities of our advisors’ clients, including the execution, settlement and financing of various transactions on behalf of these clients.
These activities are transacted on either a cash or margin basis. Our credit exposure in these transactions consists primarily of margin accounts, through which we extend credit to advisors' clients collateralized by cash (for purposes of margin lending, cash is not used as collateral) and securities in the client’s account. Under many of these agreements, we are permitted to sell, re-pledge or loan these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions.

As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our loss on margin accounts is immaterial and did not exceed $0.1 million during any of the years ended December 31, 2013, 2012 and 2011. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
We are subject to concentration risk if we extend large loans to or have large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (e.g. in the same industry), or if we accept a concentrated position as collateral for a margin loan. Receivables from and payables to clients and stock borrowing and lending activities are conducted with a large number of clients and counterparties and potential concentration is carefully monitored. We seek to limit this risk through careful review of the underlying business and the use of limits established by senior management, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment and other positions or commitments outstanding.
Operational Risk
Operational risk is defined as the risk of loss from the failure of internal controls, people, processes, procedures, or from third-parties. We operate in diverse markets and are reliant on the ability of our employees and systems, as well as third-party service providers and their systems, to process a large number of transactions effectively. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and in light of increasing reliance on third party service providers. In the event of a breakdown or improper operation of systems or improper action by employees, advisors or third-party service providers, we could suffer financial loss, data loss, regulatory sanctions and damage to our reputation. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits.

Risk Management
We employ an enterprise risk management framework ("ERM") that is intended to address key risks and responsibilities, enable us to execute our business strategy, and protect our firm and its franchise. Our framework is designed to promote clear lines of risk management accountability and a structured escalation process for key risk information and events.
Our risk management governance approach includes our Board of Directors (the “Board”) and certain of its committees; the Risk Oversight Committee of LPL Financial (the “ROC”) and its subcommittees; the Internal Audit Department and the Governance, Risk and Compliance (“GRC”) Department of LPL Financial; and business line management. We regularly reevaluate and, when necessary, modify our processes to improve the identification and escalation of risks and events.
Audit Committee of the Board. In addition to its other responsibilities, the Audit Committee of the Board (the “Audit Committee”) reviews our policies with respect to risk assessment and risk management, as well as our major financial risk exposures and the steps management has undertaken to control them. The Audit Committee provides reports to the Board at each of the Board’s regularly scheduled quarterly meetings.
Compensation and Human Resources Committee of the Board. In addition to its other responsibilities, the Compensation and Human Resources Committee of the Board assesses whether our compensation arrangements encourage inappropriate risk-taking, and whether risks arising from our compensation arrangements are reasonably likely to have a material adverse effect on the Company.
Risk Oversight Committee of LPL Financial. The Audit Committee has mandated that the ROC oversee our risk management activities, including those of our subsidiaries. Our Chief Executive Officer serves as chair, and the Chief Risk Officer of LPL Financial serves as vice chair, of the ROC, which generally meets on a monthly basis with ad hoc meetings as necessary. Each member of the Management Committee of LPL Financial and the three other Managing Directors (Managing Director, Chief Investment Officer; Managing Director, Independent Advisor Services; and Managing Director, Institution Services) serve on the ROC. Additional members of the Company’s senior management team are also included as ex-officio members, representing the key control areas of the

Company. These individuals include, but are not limited to, the Chief Compliance Officer, Brokerage; the Chief Compliance Officer, Advisory; the Chief Information Security Officer; and the Chief Privacy Officer of LPL Financial. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries, and that the ROC thoroughly reviews significant matters relating to risk priorities, policies and control procedures and related exceptions, certain new and complex products and business arrangements, transactions with significant risk elements, and identified emerging risks.
The chair of the ROC provides reports to the Audit Committee at each of the Audit Committee’s regularly scheduled quarterly meetings and, as necessary or requested, to the Board. The reports generally cover topics addressed by the ROC at its meetings since the immediately preceding report. If warranted, matters of material risk are escalated to the Audit Committee or Board more frequently.
Subcommittees of the Risk Oversight Committee. The ROC has established multiple subcommittees that cover key areas of risk. The subcommittees meet regularly and are responsible for keeping the ROC informed and escalating issues in accordance with the Company’s escalation policies. The responsibilities of such subcommittees include, for example, oversight of the approval of new and complex investment products offered to advisors’ clients; oversight of the Company’s investment advisory business; issues and trends related to advisor compliance and examination findings; whistle-blower hotline allegations; and oversight of disclosures related to our financial reporting.
Internal Audit Department. The Internal Audit Department provides independent verification of the effectiveness of the Company’s internal controls by conducting risk assessments and audits designed to identify and cover important risk categories. The Internal Audit Department provides regular reports to the ROC and reports to the Audit Committee at least as often as quarterly.
Control Groups. The GRC Department provides compliance oversight and guidance, and conducts various risk and other assessments to address regulatory and firm-specific risks and requirements. The GRC Department reports to the Chief Risk Officer, who reviews the results of the firm’s risk management process with the ROC, the Audit Committee and the Board as necessary. We also consider the Internal Audit Department to be a control group.
Business Line Management. Each business line is responsible for managing its risk, and business line management is responsible for keeping senior management, including the members of the ROC, informed of operational risk and escalating risk matters (as defined by the Company’s escalation policies). We have conducted firm-wide escalation training for our employees. Certain business lines, including Broker/Dealer Support Services and Business Technology Services, have dedicated personnel with responsibilities for monitoring and managing risk-related matters. Business lines are subject to oversight by the control groups, and the Finance, Legal, Business Technology Services and Human Capital Departments also execute certain control functions and report matters to the ROC, Audit Committee and Board as appropriate.
In addition to the ERM framework, we have written policies and procedures that govern the conduct of business by our advisors, employees, and the terms and conditions of our relationships with product manufacturers. Our client and advisor policies address the extension of credit for client accounts, data and physical security, compliance with industry regulation and codes of ethics to govern employee and advisor conduct, among other matters.
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

Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of December 31, 2013, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2013 was effective.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
LPL Financial Holdings Inc.
Boston, Massachusetts

We have audited the internal control over financial reporting of LPL Financial Holdings Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 25, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 25, 2014

Item 9B.  Other Information
On February 24, 2014 (the "Employment Agreement Termination Date"), LPL Financial Holdings Inc. and certain of its subsidiaries (collectively, the "Company") entered into letter agreements (the "Letter Agreements") with each of Mark S. Casady, the Company’s chief executive officer, Dan H. Arnold, the Company’s chief financial officer and Robert J. Moore, the Company’s president.
The Letter Agreement with Mr. Casady sets forth Mr. Casady’s agreement to terminate the Amended and Restated Executive Employment Agreement among Mr. Casady, the Company, LPL Holdings, Inc. ("Holdings") and LPL Financial LLC ("LPL Financial"), dated July 23, 2010. The Letter Agreement with Mr. Arnold sets forth Mr. Arnold’s agreement to terminate the Amended and Restated Employment Agreement between Mr. Arnold, the Company, LPL Financial, and UVEST Financial Services Group, Inc. dated December 26, 2012. The Letter Agreement with Mr. Moore sets forth Mr. Moore’s agreement to terminate the Executive Employment Agreement among Mr. Moore, the Company, Holdings and LPL Financial, dated July 23, 2010. All such employment agreements are referred to as the “Employment Agreements”.
Each Letter Agreement sets forth:

•	the termination of the Employment Agreement, as applicable;

•	the at-will employment status of each of Messrs. Casady, Arnold and Moore, respectively, following Employment Agreement Termination Date; and

•
the following acknowledgements and agreements, by each of Messrs. Casady, Arnold and Moore: that the applicable Letter Agreement is entered into voluntarily; that the applicable Employment Agreement shall have no further effect; that each waives any and all rights under the applicable Employment Agreement; that their employment may be terminated at any time, with or without notice or cause; that each releases the Company and its subsidiaries from all of their duties and obligations under the applicable Employment Agreement; and that the termination of the applicable Employment Agreement will not give rise to any claim, or create any right or entitlement to payments or benefits of any kind under the Employment Agreements or any other Company employee benefit plan or policy.

On the Employment Agreement Termination Date, the Compensation Committee of the Company’s Board of Directors approved certain changes to the Company’s Executive Severance Plan (the "Amended ESP"). Such changes include the provision of an additional year of vesting for time-based equity grants for executive officers who are involuntarily terminated by the Company without cause (or who voluntarily terminate for "good reason," as defined in the Amended ESP), as well as the addition of a "double-trigger" change-in-control policy pursuant to which executive officers will be eligible to receive enhanced severance benefits in the event of an involuntary termination without cause (or voluntary termination for "good reason") within 12 months of a change in control (as defined in the Amended ESP). Such enhanced benefits include the right to receive 18 months of salary continuation, up to 18 months of a payment equal to the employer portion of the cost of COBRA coverage, a payment equal to 150% of the executive officer’s target bonus for the year of termination, immediate vesting of all unvested time-based equity grants and prorated vesting of any performance-based equity grants. Following the Employment Agreement Termination Date, each of Messrs. Casady, Arnold and Moore will become eligible to participate in the Amended ESP.
The foregoing summary of the Amended ESP is qualified in its entirety by the copy of the plan filed as Exhibit 10.22 to this annual report on Form 10-K and incorporated herein by this reference.
On the Employment Agreement Termination Date, a subcommittee of the Compensation Committee of the Company’s Board of Directors, consisting solely of "non-employee directors", as defined in the Rule 16b-3 promulgated under the Exchange Act, approved a grant to each of Mr. Arnold and Mr. Moore of restricted stock units in an amount to be determined by dividing $500,000 by the closing price of the Company’s common stock on The NASDAQ Stock Market at the close of U.S. financial markets on such date (the "Supplemental Grants"). The Supplemental Grants were issued under the Company’s 2010 Omnibus Equity Incentive Plan and will vest on the third anniversary of the date of grant or, if earlier, upon the executive’s death, retirement (as defined in the form of Supplemental Restricted Stock Unit Award) or involuntary termination without cause (or voluntary termination for "good reason", as defined in the form of Supplemental Restricted Stock Unit Award). The foregoing summary of the Supplemental Grants is qualified in its entirety by the form of Supplemental Restricted Stock Unit Award filed as Exhibit 10.23 to this annual report on Form 10-K and incorporated herein by this reference.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Other than the information relating to our executive officers provided below, the information required to be furnished pursuant to this item is incorporated by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders.
The following table provides certain information about each of the Company’s current executive officers as of the date this Annual Report on Form 10-K has been filed with the SEC:

Name	Age	Position
Mark S. Casady	53	Chief Executive Officer and Chairman of the Board
Dan H. Arnold	49	Chief Financial Officer
David P. Bergers	46	Managing Director, Legal and Government Relations, General Counsel
Derek Bruton	46	Managing Director, National Sales Manager, Independent Advisor Services
Victor P. Fetter	45	Managing Director, Chief Information Officer
Mark R. Helliker	50	Managing Director, Clearing and Compliance Services
J. Andrew Kalbaugh	50	Managing Director, Institution Services
Joan D. Khoury	50	Managing Director, Chief Marketing Officer
Sallie R. Larsen	60	Managing Director, Chief Human Capital Officer
Robert J. Moore	52	President
Michelle Oroschakoff	52	Managing Director, Chief Risk Officer
George B. White	44	Managing Director, Research and Chief Investment Officer
Executive Officers
Mark S. Casady — Chief Executive Officer and Chairman of the Board
Mr. Casady is chairman of the board of directors and our chief executive officer. He joined us in May 2002 as chief operating officer, became our president in April 2003, and became our chief executive officer and chairman in December 2005. Before joining our firm, Mr. Casady was managing director, mutual fund group for Deutsche Asset Management, Americas — formerly Scudder Investments. He joined Scudder in 1994 and held roles as managing director — Americas; head of global mutual fund group and head of defined contribution services. He was also a member of the Scudder, Stevens and Clark Board of Directors and Management Committee. He is former chairman and a current board member of the Insured Retirement Institute and Eze Software Group, and serves on FINRA’s board of governors. Mr. Casady received his B.S. from Indiana University and his M.B.A. from DePaul University.
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
David P. Bergers — Managing Director, Legal and Government Relations, General Counsel
Mr. Bergers is general counsel of LPL Financial Holdings Inc. and managing director of Legal and Government Relations at LPL Financial. Mr. Bergers has more than 20 years of industry experience as a practicing attorney, corporate counsel and government regulator. He joined us in 2013 from the Securities and Exchange Commission, where he served 13 years, most recently as acting deputy director of the enforcement division in Washington, DC. From 2006 to 2013, he served as director of the SEC’s Boston regional office. Previously, Mr. Bergers was vice president and assistant general counsel at Tucker Anthony, an independent investment banking and brokerage firm that was later acquired by Royal Bank of Canada, and counsel to Freedom Capital Management, an affiliated investment adviser. He also was a litigator for several years with law firms in the Boston and Philadelphia areas. Mr. Bergers earned a B.A. in history from Eastern Nazarene College in Massachusetts and a J.D. from Yale Law School.
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

Sallie R. Larsen — Managing Director, Chief Human Capital Officer
Ms. Larsen has served as our managing director, chief human capital officer since 2012. She is responsible for overseeing Compensation & Benefits, Corporate Communication, Corporate Real Estate, Human Resources Operations, Human Resources Client Consulting, and Talent Development. Ms. Larsen joined us in 2012 from the Federal Home Loan Bank/Office of Finance, where she was the chief human resources officer. In earlier roles, Ms. Larsen was a managing vice president of human resources for Capital One Financial Corporation, senior vice president of human resources for Marriott International, and vice president of human resources and communications for TRW Inc. Ms. Larsen earned a M.A. in communications from Purdue University, a B.A. in sociology from California Lutheran University, and a certificate in executive leadership coaching from Georgetown University.
Robert J. Moore — President
Mr. Moore has served as president of LPL Financial since May 2012. He joined us in 2008 as our chief financial officer until his appointment as president and chief operating officer in May 2012. The title of chief operating officer was subsequently determined to be unnecessary to reflect Mr. Moore's role and responsibilities associated with his May 2012 appointment, and his title was subsequently changed to president. Mr. Moore is focused on identifying and enhancing revenue opportunities, both through new business ventures and through the delivery of services that support the growth of our customers. In this role, Mr. Moore oversees the firm’s Advisor and Institution Solutions business unit, which is comprised of several distinct business lines and services including: Custom Clearing Services, Corporate Development and Investment Platform Solutions, Investment and Planning Solutions, Strategic Investments, Fortigent and The Private Trust Company, Research, LPL Insurance Associates, and Marketing. Prior to joining LPL Financial, from 2006 to 2008, Mr. Moore served as chief executive officer and chief financial officer at ABN AMRO North America and LaSalle Bank Corporation. Before those roles, Mr. Moore worked for Diageo PLC, Europe and Great Britain, in a number of finance management positions, ultimately serving as chief financial officer. Mr. Moore has a B.B.A. in finance from the University of Texas, Austin and a M.M. in finance, marketing and international business from Northwestern University and is a Chartered Financial Analyst (CFA).
Michelle Oroschakoff — Managing Director, Chief Risk Officer
Ms. Oroschakoff is managing director, chief risk officer for LPL Financial and vice chairman of the Risk Oversight Committee. Ms. Oroschakoff has more than 20 years of financial services industry experience deeply rooted in legal, compliance and risk management. She joined us in 2013 from Morgan Stanley, where she most recently served as managing director and global chief risk officer of the firm’s Wealth Management Group, as well as chief compliance officer for Morgan Stanley Smith Barney. Earlier in her career at Morgan Stanley, Ms. Oroschakoff spent 11 years in a variety of legal and compliance roles, including associate general counsel and head of the firm’s San Francisco litigation department. She also served as the general counsel for a large and successful RIA firm, where she became familiar with the independent model. Ms. Oroschakoff earned a J.D. from the University of Michigan and a B.A. in English literature from the University of Oregon.
George B. White — Managing Director, Research and Chief Investment Officer
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
Items  11, 12, 13 and 14.
The information required by Items 11, 12, 13 and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year end to which this report relates.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Consolidated Financial Statements

Our consolidated financial statements appearing on pages F-1 through F-45 are incorporated herein by reference.

(b) Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of LPL Investment Holdings Inc., dated November 23, 2010. (1)
3.2	Certificate of Ownership and Merger Merging LPL Financial Holdings Inc. with and into LPL Investment Holdings Inc., dated June 14, 2012. (2)
3.3	Fourth Amended and Restated Bylaws of LPL Financial Holdings Inc. (3)
4.1	Stockholders’ Agreement, dated as of December 28, 2005, among LPL Investment Holdings Inc., LPL Holdings, Inc. and other stockholders party thereto. (4)
4.2	First Amendment to Stockholders’ Agreement dated December 28, 2005, among LPL Investment Holdings Inc., LPL Holdings, Inc. and other stockholders party thereto, dated November 23, 2010. (5)
4.3
Stockholders’ Agreement among the Company and Hellman & Friedman Capital Partners V, L.P., Hellman & Friedman Capital Partners V (Parallel), L.P., Hellman & Friedman Capital Associates V, L.P., TPG Partners IV, L.P. and other parties thereto, dated November 23, 2010. (6)

4.4	Fifth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan. (7)
4.5	Management Stockholders’ Agreement among LPL Investment Holdings Inc., Stephanie L. Brown, Mark S. Casady, William E. Dwyer III, Robert J. Moore, and Esther M. Stearns, dated November 23, 2010. (5)
4.6	Amendment and Waiver to Management Stockholders' Agreement between Robert J. Moore and the LPL Investment Holdings Inc. dated May 31, 2012. (8)
4.7	Amendment and Waiver to Management Stockholders' Agreement between Esther M. Stearns and LPL Financial Holdings Inc. dated December 28, 2012. (9)
10.1	Amended and Restated Executive Employment Agreement among William E. Dwyer III, LPL Investment Holdings Inc., LPL Holdings, Inc. and LPL Financial Corporation, dated July 23, 2010. (10)
10.2	Revised Separation Agreement and General Release with William E. Dwyer, dated March 14, 2014. (22)
10.3	Form of Indemnification Agreement. (1)
10.4	2005 LPL Investment Holdings Inc. Stock Option Plan for Incentive Stock Options. (11)
10.5	2005 LPL Investment Holdings Inc. Stock Option Plan for Non-Qualified Stock Options. (11)
10.6	LPL Investment Holdings Inc. 2008 Stock Option Plan. (12)
10.7	Form of LPL Investment Holdings Inc. Stock Option Agreement granted under the LPL Investment Holdings Inc. 2008 Stock Option Plan. (13)
10.8	LPL Investment Holdings Inc. 2008 Nonqualified Deferred Compensation Plan. (14)
10.9	Amendment to the LPL Investment Holdings Inc. 2008 Nonqualified Deferred Compensation Plan, dated December 1, 2011. (6)
10.10	LPL Investment Holdings Inc. Advisor Incentive Plan. (15)
10.11	LPL Investment Holdings Inc. Financial Institution Incentive Plan. (12)
10.12	LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (16)
10.13	Form of Senior Executive Stock Option Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (17)

Exhibit No.	Description of Exhibit
10.14	Form of Senior Management Stock Option Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (17)
10.15	Form of Senior Executive Restricted Stock Unit Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (17)
10.16	Form of Senior Management Restricted Stock Unit Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (17)
10.17	LPL Investment Holdings Inc. and Affiliates Corporate Executive Bonus Plan. (18)
10.18	Form of Employee Non-Qualified Stock Option Award granted under the LPL Financial Holdings Inc., 2010 Omnibus Equity Incentive Plan.*
10.19	Form of Employee Restricted Stock Unit Award granted under the LPL Financial Holdings Inc., 2010 Omnibus Equity Incentive Plan.*
10.20	Form of Advisor Restricted Stock Unit Award granted under the LPL Financial Holdings Inc., 2010 Omnibus Equity Incentive Plan.*
10.21	Form of Financial Institution Restricted Stock Unit Award granted under the LPL Financial Holdings Inc., 2010 Omnibus Equity Incentive Plan.*
10.22	LPL Financial LLC Executive Severance Plan, amended and restated as of February 24, 2014.*
10.23	Form of Supplemental Restricted Stock Unit Award granted under the 2010 LPL Financial Holdings Inc. 2010 Omnibus Equity Incentive Plan.*
10.24
Credit Agreement, dated as of March 29, 2012, by and among LPL Investment Holdings, Inc., LPL Holdings, Inc., the several lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent Collateral Agent, Letter of Credit Issuer and Swingline Lender. (19)

10.25
First Amendment and Incremental Assumption Agreement, dated as of May 13, 2013, by and among LPL Financial Holdings, Inc., LPL Holdings, Inc., certain subsidiaries, the several lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent. (20)

10.26	Thomson Transaction Services Master Subscription Agreement dated as of January 5, 2009 between LPL Financial Corporation and Thomson Financial LLC. (21)†
21.1	List of Subsidiaries of LPL Financial Holdings Inc.*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation*
____________

*	Filed herewith.
†	Confidential treatment granted by the Securities and Exchange Commission.
✓	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010.
(2)	Incorporated by reference to the Form 8-K filed on June 19, 2012.
(3)	Incorporated by reference to the Form 8-K filed on February 28, 2013.
(4)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10 filed on July 10, 2007.
(5)	Incorporated by reference to the Form 10-K filed on March 9, 2011.
(6)	Incorporated by reference to the Form 10-K filed on February 27, 2012.
(7)	Incorporated by reference to the Form 8-K filed on December 18, 2008.
(8)	Incorporated by reference to the Form 8-K filed on June 5, 2012.
(9)	Incorporated by reference to the Form 8-K filed on July 23, 2010.
(10)	Incorporated by reference to the Form 8-K filed on December 26, 2012.
(11)	Incorporated by reference to the Registration Statement on Form 10 filed on April 30, 2007.
(12)	Incorporated by reference to the Form 8-K filed on February 21, 2008.
(13)	Incorporated by reference to the Registration Statement on Form S-1 filed on June 4, 2010.
(14)	Incorporated by reference to Form 8-K filed on November 25, 2008.
(15)	Incorporated by reference to the Form S-8 filed on June 5, 2008.
(16)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed on November 3, 2010.
(17)	Incorporated by reference to the Form 10-K filed on February 26, 2013.
(18)	Incorporated by reference to the Schedule 14A filed on April 27, 2010.
(19)	Incorporated by reference to the Form 8-K filed on April 2, 2012.
(20)	Incorporated by reference to the Form 8-K filed on May 13, 2013.
(21)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 filed on June 22, 2010.
(22)	Incorporated by reference to the Form 10-Q filed on April 25, 2013.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LPL Financial Holdings Inc.

By:    /s/  Mark S. Casady
Mark S. Casady
Chief Executive Officer and Chairman

Dated: February 25, 2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Casady Mark S. Casady	Chief Executive Officer and Chairman	February 25, 2014

/s/ Dan H. Arnold Dan H. Arnold	Chief Financial Officer	February 25, 2014

/s/ Thomas D. Lux Thomas D. Lux	Chief Accounting Officer	February 25, 2014

/s/ Richard W. Boyce Richard W. Boyce	Director	February 25, 2014

/s/ John J. Brennan John J. Brennan	Director	February 25, 2014

/s/ Anne M. Mulcahy Anne M. Mulcahy	Director	February 25, 2014

/s/ James S. Putnam James S. Putnam	Director	February 25, 2014

/s/ James S. Riepe James S. Riepe	Director	February 25, 2014

/s/ Richard P. Schifter Richard P. Schifter	Director	February 25, 2014

LPL FINANCIAL HOLDINGS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of LPL Financial Holdings Inc. are included in response to Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
LPL Financial Holdings Inc.
Boston, Massachusetts

We have audited the accompanying consolidated statements of financial condition of LPL Financial Holdings Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
February 25, 2014

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Amounts in thousands, except per share data)

	Years ended December 31,
	2013	2012	2011
REVENUES:
Commission	$2,077,566	$1,820,517	$1,754,435
Advisory	1,187,352	1,062,490	1,027,473
Asset-based	430,990	403,067	359,724
Transaction and fee	361,252	321,558	292,207
Interest income, net of interest expense	17,887	18,742	20,065
Other	65,811	34,714	25,471
Total net revenues	4,140,858	3,661,088	3,479,375
EXPENSES:
Commission and advisory	2,847,785	2,509,913	2,410,337
Compensation and benefits	400,967	362,705	322,126
Promotional	111,539	107,074	82,885
Depreciation and amortization	83,503	71,796	72,741
Professional services	74,690	62,298	41,590
Occupancy and equipment	67,551	58,568	55,470
Brokerage, clearing and exchange	45,059	38,924	38,087
Communications and data processing	43,075	39,522	36,696
Regulatory fees and other	31,271	32,306	26,116
Restructuring charges	30,186	5,597	21,407
Other	54,521	50,444	20,471
Total operating expenses	3,790,147	3,339,147	3,127,926
Non-operating interest expense	51,446	54,826	68,764
Loss on extinguishment of debt	7,962	16,524	—
Total expenses	3,849,555	3,410,497	3,196,690
INCOME BEFORE PROVISION FOR INCOME TAXES	291,303	250,591	282,685
PROVISION FOR INCOME TAXES	109,446	98,673	112,303
NET INCOME	$181,857	$151,918	$170,382
EARNINGS PER SHARE (Note 16):
Earnings per share, basic	$1.74	$1.39	$1.55
Earnings per share, diluted	$1.72	$1.37	$1.50
Weighted-average shares outstanding, basic	104,698	109,443	108,374
Weighted-average shares outstanding, diluted	106,003	111,060	112,119
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years ended December 31,
	2013	2012	2011
NET INCOME	$181,857	$151,918	$170,382
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax expense of $72, $0 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively	115	—	—
Adjustment for items reclassified to earnings, net of tax expense of $0, $527 and $2,258 at December 31, 2013, 2012 and 2011, respectively (Note 13)	—	850	3,646
Total other comprehensive income, net of tax	115	850	3,646
TOTAL COMPREHENSIVE INCOME	$181,972	$152,768	$174,028

See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except par value)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$516,584	$466,261
Cash and securities segregated under federal and other regulations	512,351	577,433
Receivables from:
Clients, net	373,675	369,814
Product sponsors, broker-dealers and clearing organizations	174,070	152,950
Others, net	272,018	241,324
Securities owned:
Trading — at fair value	8,964	8,088
Held-to-maturity	6,853	10,202
Securities borrowed	7,102	9,448
Income taxes receivable	—	5,215
Fixed assets, net	189,059	130,847
Debt issuance costs, net of accumulated amortization of $7,751 and $4,903 at December 31, 2013 and 2012, respectively	16,281	21,254
Goodwill	1,361,361	1,371,523
Intangible assets, net	464,522	503,528
Other assets	139,991	120,637
Total assets	$4,042,831	$3,988,524
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$194,971	$203,132
Payables to clients	565,204	749,505
Payables to broker-dealers and clearing organizations	43,157	53,031
Accrued commission and advisory expenses payable	135,149	128,459
Accounts payable and accrued liabilities	301,644	216,138
Income taxes payable	4,320	—
Unearned revenue	73,739	61,808
Securities sold, but not yet purchased — at fair value	211	366
Senior secured credit facilities	1,535,096	1,317,825
Deferred income taxes, net	89,369	118,240
Total liabilities	2,942,860	2,848,504
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 117,112,465 shares and 115,713,741 shares issued at December 31, 2013 and 2012, respectively	117	116
Additional paid-in capital	1,292,374	1,228,075
Treasury stock, at cost — 15,216,301 shares and 9,421,800 shares at December 31, 2013 and 2012, respectively	(506,205)	(287,998)
Accumulated other comprehensive income	115	—
Retained earnings	313,570	199,827
Total stockholders’ equity	1,099,971	1,140,020
Total liabilities and stockholders’ equity	$4,042,831	$3,988,524
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

			Additional Paid-In Capital			Accumulated Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2010	108,715	$109	$1,051,722	—	—	$(4,496)	$126,420	$1,173,755
Net income and other comprehensive income, net of tax expense						3,646	170,382	174,028
Treasury stock purchases				2,618	(89,037)			(89,037)
Stock option exercises and other	1,817	1	10,161					10,162
Excess tax benefits from share-based compensation			57,590					57,590
Share-based compensation			18,250					18,250
BALANCE — December 31, 2011	110,532	$110	$1,137,723	2,618	$(89,037)	$(850)	$296,802	$1,344,748
Net income and other comprehensive income, net of tax expense						850	151,918	152,768
Issuance of common stock to settle restricted stock units	2,823	3	(3)					—
Treasury stock purchases				6,812	(199,222)			(199,222)
Cash dividends on common stock							(248,809)	(248,809)
Stock option exercises and other	2,337	3	15,937	(8)	261		(84)	16,117
Excess tax benefits from share-based compensation			53,296					53,296
Share-based compensation	22		21,122					21,122
BALANCE — December 31, 2012	115,714	$116	$1,228,075	9,422	$(287,998)	$—	$199,827	$1,140,020
Net income and other comprehensive income, net of tax expense						115	181,857	181,972
Treasury stock purchases				5,820	(219,091)			(219,091)
Cash dividends on common stock							(68,008)	(68,008)
Stock option exercises and other	1,398	1	34,246	(26)	884		(106)	35,025
Excess tax benefits from share-based compensation			5,381					5,381
Share-based compensation			24,672					24,672
BALANCE — December 31, 2013	117,112	$117	$1,292,374	15,216	$(506,205)	$115	$313,570	$1,099,971
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$181,857	$151,918	$170,382
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	83,503	71,796	72,741
Amortization of debt issuance costs	4,365	4,591	5,091
Impairment of fixed assets	842	4,033	—
Loss on disposal of fixed assets	173	204	112
Share-based compensation	24,672	21,122	18,250
Excess tax benefits related to share-based compensation	(7,172)	(53,296)	(57,590)
Provision for bad debts	2,021	1,159	3,833
Deferred income tax provision	(28,943)	(12,219)	(8,432)
Loss on extinguishment of debt	7,962	16,524	—
Impairment of intangible assets	—	—	2,776
Lease abandonment	288	(538)	1,054
Net changes in estimated fair value of contingent consideration obligations	12,676	11,353	1,262
Closure of NestWise	9,279	—	—
Loan forgiveness	21,006	1,468	1,530
Other	295	993	1,511
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	65,082	(194,528)	(9,271)
Receivables from clients	(3,862)	(68,393)	(30,302)
Receivables from product sponsors, broker-dealers and clearing organizations	(21,120)	(9,457)	59,839
Receivables from others	(53,720)	(53,124)	(22,549)
Securities owned	(1,148)	(1,321)	3,158
Securities borrowed	2,346	(1,558)	501
Other assets	(19,458)	(52,216)	(7,806)
Drafts payable	(8,161)	15,557	5,086
Payables to clients	(184,301)	292,786	73,430
Payables to broker-dealers and clearing organizations	(9,874)	18,276	(4,315)
Accrued commission and advisory expenses payable	6,690	18,744	(20,693)
Accounts payable and accrued liabilities	48,127	20,743	(21,016)
Income taxes receivable/payable	14,916	47,175	202,537
Unearned revenue	11,931	2,271	5,919
Securities sold, but not yet purchased	(155)	205	(4,660)
Net cash provided by operating activities	160,117	254,268	442,378

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Continued
(Dollars in thousands)

	Years ended December 31,
	2013	2012	2011
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(78,239)	(54,786)	(36,347)
Purchase of securities classified as held-to-maturity	(2,595)	(7,210)	(7,685)
Proceeds from maturity of securities classified as held-to-maturity	5,900	8,100	6,000
Deposits of restricted cash	(1,500)	(64)	(7,794)
Release of restricted cash	815	7,550	22,245
Acquisitions, net of cash acquired	—	(43,684)	(41,977)
Proceeds from sale of equity investment	3,310	—	—
Purchases of minority interest investments	(2,500)	(1,575)	—
Net cash used in investing activities	(74,809)	(91,669)	(65,558)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured credit facilities	(866,579)	(1,364,843)	(53,971)
Proceeds from senior secured credit facilities	1,078,957	1,330,681	—
Payment of debt issuance costs	(2,461)	(4,431)	—
Repurchase of common stock	(219,091)	(199,121)	(89,037)
Dividends on common stock	(68,008)	(248,809)	—
Excess tax benefits related to share-based compensation	7,172	53,296	57,590
Proceeds from stock option exercises and other	35,025	16,117	10,162
Net cash used in financing activities	(34,985)	(417,110)	(75,256)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,323	(254,511)	301,564
CASH AND CASH EQUIVALENTS — Beginning of year	466,261	720,772	419,208
CASH AND CASH EQUIVALENTS — End of year	$516,584	$466,261	$720,772
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$51,712	$54,883	$68,669
Income taxes paid	$123,583	$62,260	$60,651
NONCASH DISCLOSURES:
Fixed assets acquired under build-to-suit lease	$22,979	$5,599	$—
Discount on proceeds from senior secured credit facilities recorded as debt issuance costs	$4,893	$19,319	$—
Pending settlement of treasury stock purchases	$—	$101	$—
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
On December 28, 2005, LPL Holdings, Inc. (“LPLH”), and its subsidiaries were acquired through a merger transaction with BD Acquisition Inc., a wholly owned subsidiary of LPLFH (previously named BD Investment Holdings, Inc.). LPLFH was formed by investment funds affiliated with TPG Global, LLC ("TPG Capital") and Hellman & Friedman LLC ("H&F"). The acquisition was accomplished through the merger of BD Acquisition Inc. with and into LPLH, with LPLH being the surviving entity (the “Acquisition”). The Acquisition was financed by a combination of borrowings under the Company’s senior secured credit facilities, the issuance of senior unsecured subordinated notes and direct and indirect equity investments from the co-investors, management, and the Company’s advisors.
On August 15, 2013, investment funds affiliated with H&F distributed an aggregate of 12.6 million shares of LPLFH's common stock to their respective partners (the "H&F Distribution"), representing all of the outstanding shares held by H&F as of the date of the H&F Distribution. In addition, two members of the Company's board of directors (the "Board of Directors") who had been designated to serve as directors by H&F tendered their resignations concurrent with the H&F Distribution, consistent with the terms of the Company's stockholders agreement.
Description of Our Subsidiaries — LPLH, a Massachusetts holding corporation, owns 100% of the issued and outstanding common stock of LPL Financial LLC (“LPL Financial”), Fortigent Holdings Company, Inc., Independent Advisers Group Corporation (“IAG”), LPL Insurance Associates, Inc. (“LPLIA”), Concord Capital Partners, Inc. (“CCP”), NestWise LLC (“NestWise”), LPL Independent Advisor Services Group LLC (“IASG”) and UVEST Financial Services Group, Inc. (“UVEST”), with IASG and UVEST remaining largely inactive. LPLH is also the majority stockholder in PTC Holdings, Inc. (“PTCH”), and owns 100% of the issued and outstanding voting common stock. Each member of PTCH's board of directors meets the direct equity ownership interest requirements that are required by the Office of the Comptroller of the Currency.
LPL Financial, with primary offices in Boston, San Diego, and Charlotte, is a clearing broker-dealer and an investment adviser that principally transacts business as an agent for its advisors and financial institutions on behalf of their clients in a broad array of financial products and services. LPL Financial is licensed to operate in all 50 states, Washington D.C., Puerto Rico and the U.S. Virgin Islands.
Fortigent Holdings Company, Inc. and its subsidiaries (“Fortigent”), acquired in April 2012, provides solutions and consulting services to registered investment advisors, banks and trust companies serving high-net-worth clients.
PTCH is a holding company for The Private Trust Company, N.A. (“PTC”). PTC is chartered as a non-depository limited purpose national bank, providing a wide range of trust, investment management oversight and custodial services for estates and families. PTC also provides Individual Retirement Account custodial services for LPL Financial.
IAG is a registered investment adviser that offers an investment advisory platform for clients of advisors working for other financial institutions.
LPLIA operates as an insurance brokerage general agency that offers life, long-term care, and disability insurance products and services for LPL Financial advisors.
Concord Trust and Wealth Solutions ("Concord"), a division of LPL Financial, which acquired the assets of CCP in June 2011, provides technology and open architecture investment management solutions for trust departments of financial institutions (see Note 3).
NestWise was established in April 2012 to train, develop and support advisors who focused on the efficient delivery of planning and investment services to the mass market. In connection with the Company's launch of

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NestWise, NestWise acquired all of the issued and outstanding stock of Veritat Advisors, Inc. (“Veritat”). Veritat was a registered investment advisory firm that developed a version of the online financial planning platform used by NestWise. On August 28, 2013, the Company informed employees of its decision to close the operations of NestWise (the “NestWise Closure”). NestWise ceased operations on September 30, 2013 (see Note 5 and Note 9).
UVEST was an introducing broker-dealer and investment adviser that provided independent, nonproprietary third-party brokerage and advisory services to banks, credit unions and other financial institutions. During 2011, the Company committed to a corporate restructuring plan (see Note 4) to enhance its service offering, while generating efficiencies by consolidating the operations of UVEST with those of LPL Financial. Subsequently, UVEST withdrew its registration with Financial Industry Regulatory Authority, Inc. (“FINRA”), is no longer subject to net capital filing requirements and remains largely inactive.
IASG is a holding company for Mutual Service Corporation (“MSC”), Associated Financial Group, Inc. (“AFG”), Associated Securities Corp., Inc. (“Associated”), Associated Planners Investment Advisory, Inc. (“APIA”) and Waterstone Financial Group, Inc. (“WFG”) (together, the “Affiliated Entities”). On July 10, 2009, the Company committed to a corporate restructuring plan (see Note 4) to consolidate the operations of the Affiliated Entities with those of LPL Financial. Prior to the consolidation of operations, the Affiliated Entities engaged primarily in introducing brokerage and advisory transactions through unaffiliated third-party clearing broker-dealers. The Affiliated Entities ceased operations as active broker-dealers on September 14, 2009 and the securities licenses of advisors associated with the Affiliated Entities who elected to transfer, as well as their respective client accounts that had previously cleared through a third-party platform, were transferred to the LPL Financial clearing platform. Following the completion of these transfer activities, advisors and client accounts previously associated with the Affiliated Entities became associated with LPL Financial. The Affiliated Entities had no active employees, advisors or client accounts during any of the periods presented. Associated and WFG withdrew their registration with FINRA effective February 5, 2011, and MSC withdrew its registration with FINRA effective November 11, 2011.
2.    Summary of Significant Accounting Policies
Basis of Presentation — These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, intangible assets, allowance for doubtful accounts, share-based compensation, accruals for liabilities, income taxes, revenue and expense accruals, and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements.
Consolidation — These consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method.
Revenue Recognition Policies
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Management considers the nature of the Company's contractual arrangements in determining whether to recognize certain types of revenue on the basis of the gross amount billed or net amount retained after payments are made to providers of certain services related to the product or service offering.
The main factors the Company uses to determine whether to record revenue on a gross or net basis are whether:

•	the Company is primarily responsible for the service to the advisor and their client;

•	the Company has discretion in establishing fees paid by the client and fees due to the third-party service provider; and

•	the Company is involved in the determination of product or service specifications.
When client fees include a portion of charges that are paid to another party and the Company is primarily responsible for providing the service to the client, revenue is recognized on a gross basis in an amount equal to the fee paid by the client. The cost of revenues recognized is the amount due to the other party and is recorded as commission and advisory expense in the consolidated statements of income.
In instances in which another party is primarily responsible for providing the service to the client, revenue is recognized in the net amount retained by the Company. The portion of the fees that are collected from the client by the Company and remitted to the other party are considered pass through amounts and accordingly are not a component of revenues or cost of revenues.
The Company recognizes revenue related to commission, advisory fees, asset-based fees, transaction and other fees, and interest income (net of interest expense).
Commission — Commission revenue represents commissions generated by the Company's advisors for their clients' purchases and sales of securities on exchanges and over the counter, as well as purchases of  various investment products such as mutual funds, variable and fixed annuities, alternative investments including non-traded real estate investment trusts and business development companies, fixed income, insurance, group annuities, and option and commodity transactions. The Company generates two types of commission revenues: front-end sales commissions that occur at the point of sale, as well as trailing commissions for which the Company provides ongoing support, awareness and education to clients of its advisors.
Front-end sales commissions are recognized as revenue on a trade-date basis, which is when the Company's performance obligations in generating the commissions have been substantially completed. The Company settles a significant volume of transactions that are initiated directly between its advisors and product sponsors, particularly with regard to mutual fund, 529 education savings plan, and fixed and variable annuity and insurance products. As a result, management must estimate a portion of its commission revenues earned from clients for purchases and sales of these products for each accounting period for which the proceeds have not yet been received. These estimates are based on the amount of commissions earned from transactions in these products in prior periods.
Commission revenue includes mutual fund, 529 education savings plan, and fixed and variable product trailing fees, which are recurring in nature. These trailing fees are earned by the Company based on a percentage of the current market value of clients' investment holdings in trail-eligible assets, and recognized over the period during which services are performed. Because trail commission revenues are generally paid in arrears, management estimates the majority of trail commission revenues earned during each period. These estimates are based on a number of factors, including market levels and the amount of trail commission revenues received in prior periods.
The amount of such accruals are shown as commissions receivable from product sponsors and others, and are classified within receivables from product sponsors, broker-dealers and clearing organizations in the consolidated statements of financial condition.
A substantial portion of the commission revenue is ultimately paid to the advisors. The Company records an estimate for commissions payable based upon payout ratios for each product for which the Company has accrued commission revenue. Such amounts are classified as commission and advisory expense in the consolidated statements of income.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Advisory — The Company records fees charged to clients as advisory revenue in advisory accounts where LPL Financial or IAG is the RIA. A substantial portion of these advisory fees are paid to the related advisor and these payments are classified as commission and advisory expense in the consolidated statements of income.
Certain advisors conduct their advisory business through separate entities by establishing their own RIA pursuant to the Investment Advisers Act of 1940, rather than using the Company's corporate RIA. These stand-alone RIAs ("Independent RIA") engage the Company for clearing, regulatory and custody services, as well as access to the Company's investment advisory platforms. The advisory revenue generated by these Independent RIAs is earned by the advisors, and accordingly not included in the Company's advisory revenues.
The Company charges administrative fees based on the value of assets within these advisory accounts and classifies such revenues as advisory in the consolidated statements of income.
Asset-Based — Asset-based revenues are comprised of fees from cash sweep programs, financial product manufacturer sponsorship programs, and omnibus processing and networking services and are recognized ratably over the period in which services are provided.
Transaction and Fee — The Company charges fees for executing certain transactions in client accounts. Transaction related charges are recognized on a trade-date basis. Other fees relate to services provided and other account charges generally outlined in agreements with clients, advisors and financial institutions. Such fees are recognized as services are performed or as earned, as applicable. In addition, the Company offers various services for which fees are charged on a subscription basis and are recognized over the subscription period.
Interest Income, Net of Interest Expense — The Company earns interest income from its cash equivalents and client margin balances, less interest expense on related transactions. Because interest expense incurred in connection with cash equivalents and client margin balances is completely offset by revenue on related transactions, the Company considers such interest to be an operating expense. Interest expense from operations for the years ended December 31, 2013, 2012 and 2011 did not exceed $1.0 million in any fiscal year presented.
Compensation and Benefits — The Company records compensation and benefits for all cash and deferred compensation, benefits and related taxes as earned by its employees. Compensation and benefits expense also includes fees earned by temporary employees and contractors who perform similar services to those performed by the Company’s employees, primarily software development and project management activities. Temporary employee and contractor services expense was $21.5 million, $21.5 million and $21.0 million during the years ended December 31, 2013, 2012 and 2011, respectively.
Share-Based Compensation — Certain employees, advisors, institutions, executive officers, and non-employee directors of the Company participate in various long-term incentive plans, which provide for granting stock options, warrants, restricted stock awards, and restricted stock units. Stock options and warrants generally vest in equal increments over a three- to five-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards and restricted stock units generally vest over a two- to four-year period.
The Company recognizes share-based payments awarded to employees, executive officers and non-employee directors as compensation and benefits expense. The fair value for stock options is estimated using a Black-Scholes valuation model on the grant date. The fair value of restricted stock awards and restricted stock units is equal to the market price of the Company’s stock on the date of grant. Share-based compensation is recognized over the requisite service period of the individual grants, which generally equals the vesting period.
The Company recognizes share-based payments awarded to advisors and financial institutions as commissions and advisory expense. The fair value for stock options is estimated using a Black-Scholes valuation model. The fair value of restricted stock units is equal to the market price of the Company’s stock. Share-based compensation is based on the fair value of the equity awards at each reporting period, and is recognized over the requisite service period of the individual grants, which generally equals the vesting period.
The Company must also make assumptions regarding the number of stock options, warrants, restricted stock units and restricted stock awards that will be forfeited. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Rather, different forfeiture assumptions would only impact the timing of expense recognition over the vesting period.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Earnings Per Share — Basic earnings per share is computed by dividing income by the basic weighted-average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if share-based payment awards were exercised, except when such assumed exercises would have an antidilutive effect on earnings per share. Diluted earnings per share is computed by dividing income by a weighted-average number of shares outstanding amount reflective of this potential dilution.
Prior to February 22, 2012, the Company was required to calculate earnings per share using the two-class method by allocating a portion of its earnings to employees who held stock units containing non-forfeitable rights to dividends or dividend equivalents under its 2008 Nonqualified Deferred Compensation Plan (the "Deferred Compensation Plan"). Basic earnings per share was computed by dividing income less earnings attributable to employees that held stock units under the Deferred Compensation Plan by the basic weighted-average number of shares outstanding. Diluted earnings per share was computed in a manner similar to basic earnings per share, except the weighted-average number of shares outstanding was increased to include the dilutive effect of outstanding stock options, warrants, and other stock-based awards. After the distribution of shares on February 22, 2012 pursuant to the Deferred Compensation Plan, the two-class method was no longer applicable.
Income Taxes — In preparing the consolidated financial statements, the Company estimates income tax expense based on various jurisdictions where it conducts business. The Company must then assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established to the extent that it is more-likely-than-not that such deferred tax assets will not be realized. When the Company establishes a valuation allowance or modifies the existing allowance in a certain reporting period, the Company generally records a corresponding increase or decrease to tax expense in the consolidated statements of income. Management makes significant judgments in determining the provision for income taxes, the deferred tax assets and liabilities, and any valuation allowances recorded against the deferred tax asset. Changes in the estimate of these taxes occur periodically due to changes in the tax rates, changes in the business operations, implementation of tax planning strategies, resolution with taxing authorities of issues where the Company had previously taken certain tax positions and newly enacted statutory, judicial, and regulatory guidance. These changes could have a material effect on the Company’s consolidated statements of income, financial condition or cash flows in the period or periods in which they occur. Income tax credits are accounted for using the flow-through method as a reduction of income tax in the years utilized.
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
Cash and Cash Equivalents — Cash equivalents are highly liquid investments with an original maturity of 90 days or less that are not required to be segregated under federal or other regulations. The Company's cash and cash equivalents are composed of interest and noninterest-bearing deposits, money market funds and U.S. government obligations.
Cash and Securities Segregated Under Federal and Other Regulations — The Company's subsidiary, LPL Financial, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its customers in accordance with Rule 15c3-3 of the Security Exchange Act of 1934, as amended, and other regulations. At December 31, 2013, the Company had $512.4 million in cash segregated in a special reserve bank account for the exclusive benefit of clients.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Receivables From and Payables to Clients — Receivables from clients include amounts due on cash and margin transactions. The Company extends credit to clients of its advisors to finance their purchases of securities on margin and receives income from interest charged on such extensions of credit. Payables to clients represent credit balances in client accounts arising from deposits of funds, proceeds from sales of securities, and dividend and interest payments received on securities held in client accounts at LPL Financial. At December 31, 2013 and 2012, $549.5 million and $729.1 million, respectively, of the balance represent free credit balances that are held pending re-investment by the clients. The remaining balance represents funds received from clients to support their trading activities, primarily as collateral for clients' short selling of securities. The Company pays interest on certain client payable balances.
To the extent that margin loans and other receivables from clients are not fully collateralized by client securities, management establishes an allowance that it believes is sufficient to cover any probable losses. When establishing this allowance, management considers a number of factors, including its ability to collect from the client or the client’s advisor and the Company’s historical experience in collecting on such transactions.
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from clients for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Beginning balance — January 1	$587	$716
Provision for doubtful accounts	1	(129)
Ending balance — December 31	$588	$587
Receivables From Product Sponsors, Broker-Dealers and Clearing Organizations — Receivables from product sponsors, broker-dealers and clearing organizations primarily consists of commission and transaction-related receivables.
Receivables From Others — Receivables from others primarily consist of accrued fees from product sponsors and amounts due to advisors. The Company periodically extends credit to its advisors in the form of recruiting loans, commission advances and other loans. The decisions to extend credit to advisors are generally based on either the advisors’ credit history and their ability to generate future commissions. Certain loans made in connection with recruiting are forgivable over terms ranging from three to five years provided that the advisor remained licensed through LPL Financial. At December 31, 2013, advisor loans totaled $99.6 million of which $62.1 million is forgivable. Management maintains an allowance for uncollectible amounts, which excludes advisor loans that are forgivable, using an aging analysis that takes into account the advisors’ registration status and the specific type of receivable. The aging thresholds and specific percentages used represent management’s best estimates of probable losses. Management monitors the adequacy of these estimates through periodic evaluations against actual trends experienced.
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from others for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Beginning balance — January 1	$6,675	$8,833
Provision for doubtful accounts	2,020	1,288
Charge-offs — net of recoveries	(1,604)	(3,446)
Ending balance — December 31	$7,091	$6,675
Classification and Valuation of Certain Investments — The classification of an investment determines its accounting treatment. The Company generally classifies its investments in debt and equity instruments (including mutual funds, annuities, corporate bonds, government bonds and municipal bonds) as trading securities, except for government notes held by PTC, which are classified as held-to-maturity based on management’s intent and ability to hold them to maturity. The Company has not classified any investments as available-for-sale. Investment classifications are subject to ongoing review and can change. Securities classified as trading are carried at fair value, while securities classified as held-to-maturity are carried at cost or amortized cost. When possible, the fair value of securities is determined by obtaining quoted market prices. The Company also makes estimates about the

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

fair value of investments and the timing for recognizing losses based on market conditions and other factors. If these estimates change, the Company may recognize additional losses. Both unrealized and realized gains and losses on trading securities are recognized in other revenue on a net basis in the consolidated statements of income.
Securities Owned and Securities Sold, But Not Yet Purchased — Securities owned and securities sold, but not yet purchased are reflected on a trade-date basis at market value with realized and unrealized gains and losses being recorded in other revenue in the consolidated statements of income. Interest income is accrued as earned and dividends are recorded on the ex-dividend date.
U.S. government notes are carried at amortized cost and classified as held-to-maturity. Interest income is accrued as earned. Premiums and discounts are amortized, using a method that approximates the effective yield method, over the term of the security and recorded as an adjustment to the investment yield.
Securities Borrowed and Loaned — Securities borrowed and securities loaned are accounted for as collateralized financings and are recorded at contract value, representing the amount of cash provided for securities borrowed transactions and the amount of cash received for securities loaned (generally in excess of market values). The adequacy of the collateral deposited, which is determined by comparing the market value of the securities borrowed to the cash loaned, is continuously monitored and is adjusted when considered necessary to minimize the risk associated with this activity. The collateral received for securities loaned is generally cash and is adjusted daily through the National Securities Clearing Corporation's ("NSCC") net settlement process, and is classified as payables to broker-dealers and clearing organizations in the consolidated statements of financial condition. Securities loaned generally represent client securities that can be hypothecated under standard margin loan agreements.
The Company borrows securities from other broker-dealers to make deliveries or to facilitate customer short sales. As of December 31, 2013, the contract and collateral market values of borrowed securities were $7.1 million and $7.0 million, respectively. In May 2013, the Company ended its participation in the NSCC Stock Borrow Program and all pledged collateral was returned to the Company. As of December 31, 2012, the contract and collateral values of the securities borrowed by the Company were $9.4 million and $9.4 million, respectively, and the contract and collateral values of the rehypothecated securities loaned under the NSCC Stock Borrow Program $19.3 million and $19.3 million, respectively.
Fixed Assets — Furniture, equipment, computers, purchased software, internally developed software, and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Furniture, equipment, computers, purchased software, and internally developed software are depreciated over a period of three to seven years. Automobiles have depreciable lives of five years. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying leases. Management reviews fixed assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. During the years ended December 31, 2013 and 2012, the Company recorded an asset impairment charge of $0.8 million and $4.0 million, respectively, for certain fixed assets related to internally developed software that were determined to have no estimated fair value. The $0.8 million asset impairment charge for the year ended December 31, 2013 is included in restructuring charges within the consolidated statements of income (see Note 4). No impairment occurred for the year ended December 31, 2011.
Software Development Costs — The Company charges software development costs to operations as incurred during the preliminary project stage, while capitalizing costs at the point at which the conceptual formulation, design and testing of possible software project alternatives are complete and management authorizes and commits to funding the project. The costs of internally developed software that qualify for capitalization are capitalized as fixed assets and subsequently amortized over the estimated useful life of the software, which is generally three years. The Company does not capitalize pilot projects and projects where it believes that the future economic benefits are less than probable.
Acquisitions — When acquiring companies, the Company recognizes separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of income.
Accounting for business combinations requires the Company's management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support liabilities assumed, and pre-acquisition contingencies. Although the Company believes the assumptions and estimates it has made in the past have been reasonable and appropriate, they are based in part on historical experience, market data, and information obtained from the management of the acquired companies and are inherently uncertain.
Examples of critical estimates in valuing certain of the intangible assets the Company has acquired include but are not limited to: (i) future expected cash flows from client relationships, advisor relationships, and product sponsor relationships; (ii) estimates to develop or use software; and (iii) discount rates.
If the Company determines that a pre-acquisition contingency is probable in nature and estimable as of the acquisition date, the Company records its best estimate for such a contingency as a part of the preliminary purchase price allocation. The Company continues to gather information for and evaluate pre-acquisition contingencies throughout the measurement period, with changes to the amounts recorded or identified additional pre-acquisition contingencies included in the purchase price allocation and, subsequently, in the Company's results of operations.
The Company may be required to pay future consideration to the former shareholders of acquired companies, depending upon the terms of the applicable purchase agreement, that is contingent upon the achievement of certain financial or operating targets. The fair value of the contingent consideration is determined using financial forecasts and other estimates that assess the probability and timing of the financial targets being reached, and measuring the associated cash payments at their present value using a risk-adjusted rate of return. The estimated fair value of the contingent consideration on the acquisition date is included in the purchase price of the acquired company. At each reporting date, or whenever there are significant changes in underlying key assumptions, a review of these assumptions is performed and the contingent consideration liability is updated to its estimated fair value. If there are no significant changes in the assumptions, the quarterly determination of the fair value of contingent consideration reflects the implied interest for the passage of time. Changes in the estimated fair value of the contingent consideration obligations may result from changes in the terms of the contingent payments, changes in discount periods and rates, changes in assumptions with respect to the timing and likelihood of achieving the applicable targets, and other related developments. Actual progress toward achieving the financial targets for the remaining measurement periods may be different than the Company's expectations of future performance. The change in the estimated fair value of contingent consideration has been classified as other expenses in the consolidated statements of income.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Goodwill and Other Intangible Assets — The Company classifies intangible assets into three categories: (1) goodwill, (2) intangible assets with indefinite lives not subject to amortization and (3) intangible assets with definite lives subject to amortization. Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, the Company's long-term strategy for the use of the asset, any laws or other local regulations that could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Goodwill and other indefinite-lived assets are not amortized; however, intangible assets that are deemed to have definite lives are amortized over their useful lives, generally ranging from 5 - 20 years (see Note 9).
Goodwill and other indefinite-lived intangible assets are tested annually for impairment in the fourth fiscal quarter and between annual tests if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit or indefinite-lived intangible asset is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If goodwill or other indefinite-lived intangible assets are quantitatively assessed for impairment, a two-step approach is applied. First, the Company compares the estimated fair value of the reporting unit in which the asset resides to its carrying value. The second step, if necessary, measures the amount of such impairment by comparing the implied fair value of the asset to its carrying value. No impairment of goodwill or other indefinite-lived intangible assets has been recognized during the years ended December 31, 2013, 2012 and 2011.
Long-lived assets, such as intangible assets subject to amortization, are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated.
For the year ended December 31, 2011 the Company recorded a $2.8 million charge for the impairment of advisor and financial institution relationship intangible assets, which is included in restructuring charges within the consolidated statements of income (see Note 4 and Note 9). No impairment occurred for the years ended December 31, 2013 and 2012.
Debt Issuance Costs — Debt issuance and amendment costs have been capitalized and are being amortized as additional interest expense over the expected terms of the related debt agreements.
Equity Method Investment — The Company accounts for investments under the equity method when it exerts significant influence and ownership does not exceed 50% of the common stock. The Company records the investment at cost in the consolidated statements of financial condition and adjusts the carrying amount of the investment to recognize its share of earnings or losses while recording such earnings or losses within the consolidated statements of income.
Drafts Payable — Drafts payable represents checks drawn against the Company that have not yet cleared through the bank. At December 31, 2013, the Company had amounts drawn of $185.0 million related to client activities, and $10.0 million of corporate overdrafts.
Legal Contingencies — The Company is involved in legal proceedings from time to time arising out of its business operations, including arbitrations and lawsuits involving private claimants, and subpoenas, investigations and other actions by government authorities and self-regulatory organizations. The Company also receives written and verbal complaints from customers of advisors. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty what the eventual loss or range of loss related to such matters will be. The Company recognizes a liability with regard to legal proceedings when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

range is a better estimate than any other amount, however, the Company accrues the minimum amount in the range. The Company maintains insurance coverage, including general liability, errors and omissions, excess entity errors and omissions and fidelity bond insurance. The Company records legal accruals and related insurance recoveries on a gross basis.
Disputed Matters — Claims filed by clients of advisors are typically arbitrated pursuant to FINRA's procedures for arbitration, rather than litigated in court. In an arbitration, neutral third parties review evidence in the form of documents and testimony, listen to arguments and render a decision on the disputed matter. Through arbitration, the opportunity for appeal is foregone in virtually all matters as the decisions are final and binding.
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
Derivative Financial Instruments — The Company uses derivative financial instruments, consisting of non-deliverable foreign currency forward contracts, to mitigate foreign currency exchange rate risk related to operating expenses that are subject to repricing (see Note 13).
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
The Company assesses the ongoing effectiveness of its cash flow hedges. Changes in the fair value for the effective portion of the Company's cash flow hedges are presented in other comprehensive income and reclassified into earnings to match the timing of the underlying hedged item. Hedge ineffectiveness is measured at the end of each fiscal quarter, with any gains or losses realized into earnings in the current period.
Fair Value of Financial Instruments — The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its indebtedness. The Company carries its indebtedness at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments would qualify as Level 2 fair value measurements (see Note 5). As of December 31, 2013, the carrying amount and fair value of the Company’s indebtedness was approximately $1,535.1 million and $1,533.3 million, respectively. As of December 31, 2012, the carrying amount and fair value was approximately $1,317.8 million and $1,320.4 million, respectively.
Commitments and Contingencies — The Company recognizes a liability with regard to contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, however, the Company accrues the minimum amount in the range.
Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities and derivative instruments. The Company’s comprehensive income (loss) is composed of net income (loss) and the effective portion of the unrealized gains (losses) on financial derivatives in cash flow hedge relationships, net of related tax effects.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements — There are no recent accounting pronouncements that would impact the Company's consolidated statements of income, comprehensive income, financial condition or cash flows.
3.    Acquisitions
The Company completed four acquisitions in 2011 and 2012: National Retirement Partners, Inc. ("NRP"), CCP, Fortigent and Veritat. The pro forma results of operations and the results of operations for acquisitions since the acquisition dates have not been separately disclosed because the effects were not sufficiently significant to the consolidated financial statements.
Purchase price consideration for the acquisitions of NRP, CCP and Veritat included initial cash payments, as well as future contingent consideration payments. In accordance with the respective acquisition agreements, the former owners have the right to receive certain future payments contingent upon achieving certain financial and operating targets. These contingent consideration obligations are measured at fair value quarterly based on progress towards the defined milestones.
National Retirement Partners, Inc.
On July 14, 2010, the Company announced a definitive agreement pursuant to which it would acquire certain assets of NRP. NRP's advisors offer retirement products, consulting, and investment services to retirement plan sponsors and plan participants as well as comprehensive financial services to plan participants and this strategic acquisition further enhanced the capabilities and presence of the Company in the group retirement space. On February 9, 2011, the transaction closed. Total cash consideration paid in 2011 for this transaction was $22.0 million.
The Company is also required to pay consideration to former shareholders of NRP that is contingent upon the achievement of certain revenue-based milestones in the third year following the acquisition. There is no maximum amount of contingent consideration; however, at the time of the acquisition the Company estimated the fair value of contingent consideration to be $3.3 million, using a discounted cash flow methodology based on financial forecasts determined by management that includes assumptions about revenue growth, operating margins and discount rates. The Company recorded the contingent consideration obligation within accounts payable and accrued liabilities, and re-measured the contingent consideration at fair value at each interim reporting period, with changes recognized in earnings. During the fourth quarter of 2013, the Company finalized the determination of the amount of contingent consideration to be paid to the former shareholders of NRP, resulting in a total estimated payment of $39.3 million (see Note 22).
During the years ended December 31, 2012 and 2011, the Company incurred transaction and integration costs associated with the acquisition of NRP totaling $2.3 million and $2.5 million, respectively, which were recorded as other expense in the consolidated statements of income.
Set forth below is a reconciliation of assets acquired and liabilities assumed related to the acquisition of NRP during the year ended December 31, 2011 (in thousands):

Goodwill	$13,698
Intangible assets	11,800
Accounts payable and accrued liabilities	(190)
Net assets acquired	$25,308

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company allocated the estimated purchase price for NRP to specific amortizable intangible asset categories as follows (dollars in thousands):

	Amortization Period (in years)	Amount Assigned
Client relationships	11.0	$4,730
Advisor relationships	9.0	4,080
Product sponsor relationships	4.0	2,990
Total intangible assets acquired		$11,800
Concord Capital Partners, Inc.
On April 20, 2011, the Company announced its intent to acquire all of the outstanding common stock of CCP. CCP provided open architecture investment management solutions for trust departments of financial institutions. Through this acquisition, the Company sought to acquire the ability to support both the brokerage and trust business lines of current and prospective financial institutions. On June 22, 2011, the transaction closed. The Company paid $20.0 million, net of cash acquired, at the closing of the transaction to the former shareholders of CCP and placed an additional $2.3 million of cash into escrow subject to adjustment pursuant to the terms of the stock purchase agreement. As of December 31, 2013, $0.5 million remained in an escrow account. The Company has classified the escrow account as restricted cash, which is included in other assets on the consolidated statements of financial condition.
The terms of the stock purchase agreement provide for potential consideration that was contingent upon the achievement of certain gross margin-based milestones for the year ended December 31, 2013. At the close of the transaction, the maximum amount of contingent consideration was $15.0 million. The Company estimated the fair value of the contingent consideration to be $11.5 million at the close of the transaction, which was determined using a discounted cash flow methodology based on financial forecasts determined by management that included assumptions about growth in gross margin and discount rates. The contingent consideration obligation was classified within accounts payable and accrued liabilities, and was remeasured at fair value at each interim reporting period with changes recognized in earnings (see Note 5).
During the year ended December 31, 2011, the Company incurred transaction and integration costs associated with its acquisition of CCP totaling $1.0 million, which were recorded as other expense in the consolidated statements of income.
Set forth below is a reconciliation of assets acquired and liabilities assumed related to the acquisition of CCP during the year ended December 31, 2011 (in thousands):

Goodwill	$27,022
Accounts receivable	770
Other assets	190
Intangible assets(1)	7,550
Fixed assets(2)	3,950
Accounts payable and accrued liabilities	(5,721)
Net assets acquired	$33,761
________________________

(1)	Intangible assets acquired relate to client relationships and are being amortized over 15 years.

(2)	Fixed assets acquired relate primarily to internally developed software and are being amortized over 5 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Set forth below is supplemental cash flow information related to the acquisition of CCP for the year ended December 31, 2011 (in thousands):

Cash payments, net of cash acquired	$19,969
Cash paid to escrow	2,250
Contingent consideration	11,542
Total purchase price	$33,761
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
The Company paid $38.8 million at the closing of the transaction, net of cash acquired. As of December 31, 2013, $1.0 million remains in an escrow account to be paid to former shareholders of Fortigent in accordance with the terms of the stock purchase agreement. Such amount has been classified by the Company as restricted cash and is included in other assets on the consolidated statements of financial condition. Goodwill resulting from this business combination is largely attributable to the existing workforce of Fortigent and synergies expected to arise after the Company's acquisition of Fortigent. During the years ended December 31, 2012 and 2011, the Company incurred transaction and integration costs associated with its acquisition of Fortigent totaling $0.7 million and $0.5 million, respectively, which were recorded as other expense in the consolidated statements of income.
Set forth below is a reconciliation of assets acquired and liabilities assumed related to the acquisition of Fortigent during the year ended December 31, 2012 (in thousands):

Goodwill	$27,275
Accounts receivable	3,548
Other assets	2,310
Intangible assets	5,400
Fixed assets(1)	6,275
Accounts payable and accrued liabilities	(4,803)
Deferred income taxes - net	(1,239)
Net assets acquired	$38,766
________________________

(1)	Fixed assets acquired relate primarily to internally developed software and are being amortized over 5 years.

Set forth below is supplemental cash flow information related to the acquisition of Fortigent for the year ended December 31, 2012 (in thousands):

Cash payments, net of cash acquired	$28,866
Cash paid to escrow	9,900
Total purchase price	$38,766

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company allocated the purchase price of Fortigent for intangible assets to specific amortizable intangible asset categories as follows (dollars in thousands):

	Amortization Period (in years)	Amount Assigned
Client relationships	9.4	$4,200
Trade names	10.0	1,200
Total intangible assets acquired		$5,400
Veritat Advisors, Inc.
In April 2012 the Company launched their subsidiary, NestWise. On July 10, 2012, through its subsidiary NestWise, the Company acquired all of the outstanding common stock of Veritat, a registered investment advisory firm that developed and utilized a proprietary online financial planning platform designed to support advisors who serve the mass market.
The Company paid $4.9 million at the closing of the transaction, net of cash acquired. Goodwill resulting from this acquisition was primarily attributable to synergies expected to arise after the Company's acquisition of Veritat. During the year ended December 31, 2012, the Company incurred $0.1 million of transaction costs associated with its acquisition of Veritat, which were recorded as other expense in the consolidated statements of income.
In conjunction with the stock purchase agreement, the former owners of Veritat had the right to receive a payment that was contingent upon i) NestWise continuing to operate as a going concern through December 31, 2013, and ii) achieving certain financial targets based on a sliding scale that was sensitive to advisor recruitment, market fluctuation, and the ability of advisors to grow their business.
The Company established a contingent consideration liability related to the acquisition of Veritat, based on financial forecasts determined by management that included assumptions about growth in assets under management, earnings, employee retention and discount rates. At the close of the transaction, the Company determined the fair value of the contingent consideration to be $8.4 million, which was included in the total purchase consideration and recorded within accounts payable and accrued liabilities on the consolidated statements of financial condition.
Differences between the value of contingent consideration at the time of the acquisition, and the future payment of contingent consideration were recognized into earnings each quarter based on the accretion of interest and the probability of achievement.
Set forth below is a reconciliation of assets acquired and liabilities assumed related to the acquisition of Veritat during the year ended December 31, 2012 (in thousands):

Goodwill	$10,162
Fixed assets(1)	4,180
Accounts payable and accrued liabilities	(67)
Deferred income taxes - net	(927)
Net assets acquired	$13,348
________________________

(1)	Fixed assets acquired relate primarily to internally developed software and are being amortized over 5 years.
Set forth below is supplemental cash flow information related to the acquisition of Veritat for the year ended December 31, 2012 (in thousands):

Cash payments, net of cash acquired	$4,918
Contingent consideration	8,430
Total purchase price	$13,348
On August 28, 2013, the Company informed employees of the NestWise Closure. NestWise ceased

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

operations on September 30, 2013 (see Note 5 and Note 9).
4.    Restructuring
Consolidation of Affiliated Entities Initiative
On July 10, 2009, the Company committed to a corporate restructuring plan that consolidated the operations of the Affiliated Entities with LPL Financial. This restructuring was effected to enhance service offerings to advisors while also generating efficiencies. The Company incurred and paid a majority of the restructuring charges in 2010, including transition assistance to certain advisors that transferred from the Affiliated Entities to LPL Financial. Advisors that received transition assistance entered into contracts with the Company ranging from three to five years. The Company amortizes transition assistance over the contract term, and expense is classified as restructuring charges on the consolidated statements of income. During the years ended December 31, 2013 and 2012, the Company recorded $1.3 million and $1.5 million, respectively, of expense related to the amortization of transition assistance.
Consolidation of UVEST Financial Services Group, Inc.
On March 14, 2011, the Company committed to a corporate restructuring plan to consolidate the operations of UVEST with LPL Financial. The restructuring plan was effected to enhance the Company’s service offering, while also generating efficiencies. In connection with the consolidation, certain registered representatives associated with UVEST moved to LPL Financial through a transfer of their licenses. The Company completed the transfers in December 2011. Following the transfer of registered representatives and client accounts to LPL Financial, all of the Company’s securities business is done through a single broker-dealer. UVEST withdrew its registration with FINRA effective July 16, 2012 and, as such, is no longer subject to net capital filing requirements and subsequently remains largely inactive. Certain registered representatives that transferred to LPL Financial received transition assistance entered into contracts with the Company ranging from three to five years. The Company amortizes transition assistance over the contract term, and expense is classified as restructuring charges on the consolidated statements of income. During the years ended December 31, 2013 and 2012, the Company recorded $0.6 million and $5.0 million, respectively, of expense related to the amortization of transition assistance. The remaining loan amortization and forgiveness of $2.7 million is expected to be recognized into earnings by October 2016.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the balance of accrued expenses and the changes in the accrued amounts for the Program as of and for the year ended December 31, 2013 (in thousands):

	Accrued Balance at December 31, 2012	Costs Incurred(1)	Payments	Non-cash	Accrued Balance at December 31, 2013	Total Expected Restructuring Costs
Outsourcing and other related costs	$—	$15,281	$(13,857)	$—	$1,424	$30,000
Technology transformation costs	—	9,269	(7,516)	—	1,753	23,000
Employee severance obligations and other related costs	—	2,458	(1,638)	—	820	11,000
Asset impairments	—	842	—	(842)	—	1,000
Total	$—	$27,850	$(23,011)	$(842)	$3,997	$65,000
________________________________

(1)	At December 31, 2013, costs incurred represent the total cumulative costs incurred under the Program to date.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the years ended December 31, 2013 and 2012.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At December 31, 2013, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
Cash Equivalents — The Company’s cash equivalents include money market funds, which are short term in nature with readily determinable values derived from active markets.
Securities Owned and Securities Sold, But Not Yet Purchased — The Company’s trading securities consist of house account model portfolios established and managed for the purpose of benchmarking the performance of its fee based advisory platforms and temporary positions resulting from the processing of client transactions. Examples of these securities include money market funds, U.S. treasury obligations, mutual funds, certificates of deposit, and traded equity and debt securities.
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs including observable market interest

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

rates that correspond to the remaining maturities or the next interest reset dates. At December 31, 2013, the Company did not adjust prices received from the independent third-party pricing services.
Other Assets — The Company’s other assets include deferred compensation plan assets that are invested in money market and other mutual funds that are actively traded and valued based on quoted market prices and certain non-traded real estate investment trusts that are valued using quoted prices for identical or similar securities and other inputs that are observable or can be corroborated by observable market data.
Accounts Payable and Accrued Liabilities — The Company's accounts payable and accrued liabilities include cash flow hedges, which are measured using Level 2 inputs, and contingent consideration liabilities, which are measured using Level 3 inputs. The fair value of the cash flow hedges are determined using quoted prices for similar cash flow hedges, taking into account counterparty credit risk and the Company's own non-performance risk. The contingent consideration liabilities result from the Company's acquisitions of NRP, CCP and Veritat.
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2013:
Assets
Cash equivalents	$254,032	$—	$—	$254,032
Securities owned — trading:
Money market funds	170	—	—	170
Mutual funds	7,291	—	—	7,291
Equity securities	103	—	—	103
Debt securities	—	—	—	—
U.S. treasury obligations	1,400	—	—	1,400
Total securities owned — trading	8,964	—	—	8,964
Other assets	47,539	3,072	—	50,611
Total assets at fair value	$310,535	$3,072	$—	$313,607
Liabilities
Securities sold, but not yet purchased:
Mutual funds	$63	$—	$—	$63
Equity securities	127	—	—	127
Debt securities	—	10	—	10
Certificates of deposit	—	11	—	11
Total securities sold, but not yet purchased	190	21	—	211
Accounts payable and accrued liabilities	—	—	39,293	39,293
Total liabilities at fair value	$190	$21	$39,293	$39,504

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2012:
Assets
Cash equivalents	$177,393	$—	$—	$177,393
Securities owned — trading:
Money market funds	302	—	—	302
Mutual funds	5,737	—	—	5,737
Equity securities	414	—	—	414
Debt securities	—	235	—	235
U.S. treasury obligations	1,400	—	—	1,400
Total securities owned — trading	7,853	235	—	8,088
Other assets	28,624	—	—	28,624
Total assets at fair value	$213,870	$235	$—	$214,105
Liabilities
Securities sold, but not yet purchased:
Mutual funds	$38	$—	$—	$38
Equity securities	247	—	—	247
Debt securities	—	55	—	55
Certificates of deposit	—	26	—	26
Total securities sold, but not yet purchased	285	81	—	366
Accounts payable and accrued liabilities	—	—	35,887	35,887
Total liabilities at fair value	$285	$81	$35,887	$36,253
Changes in Level 3 Recurring Fair Value Measurements
The table below provides information on the valuation technique, significant unobservable inputs, and the ranges utilized by the Company in measuring fair value on a recurring basis of the significant Level 3 liabilities as of December 31, 2013 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration obligations	$39,293	Probability weighted discounted cash flow	Discount rate	3% - 13%
The Company determines the fair value for its contingent consideration obligations using an income approach whereby the Company assesses the probability and timing of the achievement of the applicable milestones, which are based on contractually negotiated financial or operating targets that vary by acquisition transaction, such as revenues, gross margin, EBITDA, and assets under custody. The contingent payments are estimated using a probability weighted, multi-scenario analysis of expected future performance of the acquired businesses. The Company then discounts these expected payment amounts to calculate the fair value as of the valuation date. The Company's management evaluates the underlying projections and other related factors used in determining fair value each period and makes updates when there have been significant changes in management's expectations.
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
The contingent consideration obligation related to the acquisition of NRP was based on the achievement of certain revenue-based targets for the trailing twelve-month period ended November 30, 2013, in aggregate for those advisors joining LPL Financial subsequent to the NRP acquisition for whom retirement plans comprise a

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

significant part of their business. During the years ended December 31, 2013 and 2012, as a result of greater than expected recruitment of new advisors who serve retirement plans, the Company revised its revenue estimates and made certain changes in the probability assumptions with respect to the likelihood of achieving the revenue targets. These revisions, combined with implied interest, resulted in an $19.4 million and $16.2 million increase in the fair value of the contingent consideration obligation related to NRP during the years ended December 31, 2013 and 2012, respectively, and are recorded in other expenses in the consolidated statements of income. During the fourth quarter of 2013 the Company finalized the determination of the amount of contingent consideration to be paid to the former shareholders of NRP, resulting in a total estimated payment of $39.3 million (see Note 22).
The contingent consideration obligation related to the acquisition of CCP is based on the achievement of targeted levels of gross margin attributed to Concord for the year ended December 31, 2013. During the years ended December 31, 2013 and 2012, the Company revised its gross margin estimates and adjusted its assumptions regarding the likelihood of payment. The revisions reduced the fair value of the contingent consideration obligation by $6.8 million and $5.4 million, respectively, included in other expenses in the consolidated statements of income for the years ended December 31, 2013 and 2012, which resulted in the elimination of the contingent consideration obligation.
The Company established a contingent consideration liability related to the acquisition of Veritat based on the achievement of targeted levels of assets under management and earnings and the retention of key employees. During 2013, the Company ceased operations of NestWise, which held the assets acquired from Veritat. As such, the Company revised its estimate of the potential payment obligation that it may be required to pay the former shareholders of Veritat by $9.3 million, which was recorded as a reduction of other expenses in the consolidated statements of income and eliminated the contingent consideration obligation.
Set forth below is a reconciliation of contingent consideration for the years ended December 31, 2013 and 2012 (in thousands):

Fair value at December 31, 2011	$16,104
Issuance of contingent consideration	8,430
Net changes in estimated fair value of contingent consideration obligations	11,353
Fair value at December 31, 2012	$35,887
Net changes in estimated fair value of contingent consideration obligations	12,676
Closure of NestWise	(9,270)
Fair value at December 31, 2013	$39,293
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
The amortized cost, gross unrealized loss or gain and fair value of securities held-to-maturity were as follows (in thousands):

	December 31,
	2013	2012
U.S. government notes:
Amortized cost	$6,853	$10,202
Gross unrealized (loss) gain	(58)	$6
Fair value	$6,795	$10,208

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At December 31, 2013, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$4,257	$2,096	$500	$6,853
U.S. government notes — at fair value	$4,258	$2,073	$464	$6,795

7.	Receivables from Product Sponsors, Broker-Dealers and Clearing Organizations and Payables to Broker-Dealers and Clearing Organizations
Receivables from product sponsors, broker-dealers, and clearing organizations and payables to broker-dealers and clearing organizations were as follows (in thousands):

	December 31,
	2013	2012
Receivables:
Commissions receivable from product sponsors and others	$112,575	$97,395
Receivable from clearing organizations	49,295	35,454
Receivable from broker-dealers	7,060	13,560
Securities failed-to-deliver	5,140	6,541
Total receivables	$174,070	$152,950
Payables:
Payable to clearing organizations	$28,433	$23,903
Securities loaned	—	19,314
Securities failed-to-receive	4,840	8,868
Payable to broker-dealers	9,884	946
Total payables	$43,157	$53,031

8.    Fixed Assets
The components of fixed assets were as follows (in thousands):

	December 31,
	2013	2012
Internally developed software	$232,448	$272,310
Leasehold improvements	89,259	59,414
Computers and software	86,163	98,611
Furniture and equipment	37,868	18,624
Land	6,642	6,572
Total fixed assets	452,380	455,531
Accumulated depreciation and amortization	(263,321)	(324,684)
Fixed assets, net	$189,059	$130,847
Depreciation and amortization expense for fixed assets was $44.5 million, $32.3 million and $33.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9.    Goodwill and Other Intangible Assets

A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2011	$1,334,086
Acquisition of Fortigent	27,275
Acquisition of Veritat	10,162
Balance at December 31, 2012	$1,371,523
Closure of NestWise	(10,162)
Balance at December 31, 2013	$1,361,361
In conjunction with the NestWise Closure, certain assets of NestWise, including goodwill, were determined to have no future economic benefit. Accordingly, the Company derecognized $10.2 million of goodwill held at NestWise during the third quarter of 2013, representing the carrying value of goodwill held at NestWise at the time of closure, which is included within other expenses in the consolidated statements of income.
During the year ended December 31, 2011, and in conjunction with the corporate restructuring plan to consolidate UVEST, certain institutional relationships were determined to have no future economic benefit. Accordingly, the Company recorded an intangible asset impairment charge of $2.8 million for the year ended December 31, 2011. The impairment was determined based upon the attrition of institutions and their related revenue streams during the period of consolidation, and has been classified as a restructuring charge (see Note 4) on the consolidated statements of income.
The components of intangible assets as of December 31, 2013 and 2012 are as follows (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
At December 31, 2013:
Definite-lived intangible assets:
Advisor and financial institution relationships	11.8	$439,762	$(171,453)	$268,309
Product sponsor relationships	12.1	230,916	(88,751)	142,165
Client relationships	10.2	19,110	(5,881)	13,229
Trade names	8.3	1,200	(200)	1,000
Total definite-lived intangible assets		$690,988	$(266,285)	$424,703
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$464,522

At December 31, 2012:
Definite-lived intangible assets:
Advisor and financial institution relationships	12.8	$450,164	$(157,470)	$292,694
Product sponsor relationships	13.0	230,916	(76,230)	154,686
Client relationships	11.1	19,110	(3,901)	15,209
Trade names	9.3	1,200	(80)	1,120
Total definite-lived intangible assets		$701,390	$(237,681)	$463,709
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$503,528

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Total amortization expense of intangible assets was $39.0 million, $39.5 million and $39.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future amortization expense is estimated as follows (in thousands):

2014	$38,680
2015	37,775
2016	37,619
2017	36,752
2018	34,301
Thereafter	239,576
Total	$424,703

10.    Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities were as follows (in thousands):

	December 31,
	2013	2012
Accounts payable	$59,299	$58,654
Accrued payroll	73,135	52,942
Contingent consideration obligations	39,436	35,887
Advisor deferred compensation plan liability	45,461	26,993
Deferred rent	35,156	13,667
Other accrued liabilities	49,157	27,995
Total accounts payable and accrued liabilities	$301,644	$216,138
11.    Income Taxes
The Company’s provision for income taxes was as follows (in thousands):

	December 31,
	2013	2012	2011
Current provision:
Federal	$119,327	$96,983	$105,176
State	19,062	13,909	15,559
Total current provision	138,389	110,892	120,735
Deferred benefit:
Federal	(25,586)	(11,137)	(6,781)
State	(3,357)	(1,082)	(1,651)
Total deferred benefit	(28,943)	(12,219)	(8,432)
Provision for income taxes	$109,446	$98,673	$112,303

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rates is set forth below:

	Years Ended December 31,
	2013	2012	2011
Federal statutory income tax rates	35.0%	35.0%	35.0%
State income taxes — net of federal benefit	3.5	3.3	3.2
Non-deductible expenses	0.4	1.1	0.4
Share-based compensation	(0.1)	0.1	0.6
Business energy tax credit	(0.5)	—	—
Transaction costs	—	0.1	0.2
Goodwill derecognition	1.2	—	—
Contingent consideration obligations	(1.5)	(0.7)	—
Other	(0.4)	0.5	0.3
Effective income tax rates	37.6%	39.4%	39.7%
The decrease in the Company's 2013 effective tax rate and income tax expense from 2012 was primarily due to a release of the valuation allowance, larger than usual incentive stock option disqualifying dispositions and utilization of a business energy tax credit. The decrease in the Company's 2012 effective tax rate and income tax expense as compared to 2011 was due to certain matters related to the stock acquisition of CCP, a change in the fair value of the contingent consideration that is not recognizable for tax purposes, and the recognition of a deferred tax asset and related tax benefit from pre-acquisition net operating losses of CCP.
The components of the net deferred tax liabilities included in the consolidated statements of financial condition were as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Accrued liabilities	$39,265	$27,343
Share-based compensation	19,442	15,581
State taxes	8,447	11,739
Deferred rent	2,337	2,934
Provision for bad debts	3,110	2,779
Net operating losses	1,594	2,667
Other	1,788	982
Subtotal	75,983	64,025
Valuation allowance	—	(1,609)
Total deferred tax assets	75,983	62,416
Deferred tax liabilities:
Amortization of intangible assets	(144,392)	(161,181)
Depreciation of fixed assets	(20,888)	(19,475)
Other	(72)	—
Total deferred tax liabilities	(165,352)	(180,656)
Deferred income taxes — net	$(89,369)	$(118,240)
As a result of certain realization requirements of ASC Topic 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain federal and state net operating loss carryovers and other federal credit carryforwards that arose directly from tax deductions related to equity compensation in excess of share-based compensation recognized for financial reporting. To the extent that the Company utilizes all of these tax attributes in the future to reduce income taxes payable, the Company will record

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

an increase to additional paid-in capital of $5.6 million. The Company uses “with and without ordering” for purposes of determining when excess tax benefits have been realized.
The following table reflects a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits including interest and penalties (in thousands):

	December 31,
	2013	2012	2011
Balance — Beginning of year	$19,867	$20,120	$21,057
Increases for tax positions related to the current year	3,972	3,296	3,314
Reductions as a result of a lapse of the applicable statute of limitations	(4,317)	(3,549)	(4,251)
Balance — End of year	$19,522	$19,867	$20,120
At December 31, 2013, the Company had gross unrecognized tax benefits of $19.5 million, of which $13.9 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
At December 31, 2012, the Company had gross unrecognized tax benefits of $19.9 million, of which $14.4 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes within the consolidated statements of financial condition. At January 1, 2013, the Company had $2.3 million accrued for interest and $3.2 million accrued for penalties. At December 31, 2013, the liability for unrecognized tax benefits included accrued interest of $2.1 million and penalties of $3.3 million. Tax expense for the year ended December 31, 2013 includes interest benefit of $0.2 million and penalties of $0.1 million.
The Company and its subsidiaries file income tax returns in the federal jurisdiction, as well as most state jurisdictions, and are subject to routine examinations by the respective taxing authorities. The Company has concluded all federal income tax matters for years through 2009 and all state income tax matters for years through 2004.
The tax years of 2010 to 2013 remain open to examination in the federal jurisdiction. The tax years of 2005 to 2013 remain open to examination in the state jurisdictions. In the next 12 months, it is reasonably possible that the Company expects a reduction in unrecognized tax benefits of $3.5 million primarily related to the statute of limitations expiration in various state jurisdictions.
12.    Debt
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
In connection with the execution of the Amended Credit Agreement, the Company incurred $7.4 million in costs that are capitalized as debt issuance costs in the consolidated statements of financial condition. This refinancing resulted in the prepayment of all outstanding principal borrowings on Prior Term Loan B. In 2013, the Company accelerated the recognition of $8.0 million of unamortized costs attributable to Prior Term Loan B related to the Previous Credit Agreement. This accelerated recognition has been recorded as a loss on extinguishment of debt within the consolidated statements of income for the year ended December 31, 2013.
The Amended Credit Agreement subjects the Company to certain financial and non-financial covenants. As of December 31, 2013, the Company was in compliance with such covenants.
As of December 31, 2013, the Revolving Credit Facility was being used to support the issuance of $21.4 million of irrevocable letters of credit for the construction of the Company's future San Diego office building and other items. The remaining $228.6 million was undrawn at December 31, 2013.
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
The Previous Credit Agreement, dated as of March 29, 2012, allowed the Company to repay all outstanding principal borrowings under the Company's Third Amended and Restated Credit Agreement, dated as of May 24, 2010 ("Original Credit Agreement"). Accordingly, in 2012 the Company accelerated the recognition of $16.5 million of debt issuance costs related to borrowings under the Original Credit Agreement, which has been recorded as loss on extinguishment of debt within the consolidated statements of income.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company’s outstanding borrowings were as follows (dollars in thousands):

		December 31, 2013			December 31, 2012
	Maturity	Balance	Interest Rate		Balance	Interest Rate
Senior secured term loans:
Term Loan A	3/29/2017	$459,375	2.67%	(1)	$707,438	2.71%	(3)
Prior Term Loan B	3/29/2019	—	—%		610,387	4.00%	(4)
Amended Term Loan B	3/29/2019	1,075,721	3.25%	(2)	—	—%
Total borrowings		1,535,096			1,317,825
Less current borrowings (maturities within 12 months)		10,839			42,900
Long-term borrowings — net of current portion		$1,524,257			$1,274,925
____________

(1)	As of December 31, 2013, the variable interest rate for Term Loan A is based on the one-month LIBOR of 0.17%, plus the applicable interest rate margin of 2.50%.

(2)
The variable interest rate for Amended Term Loan B is based on the greater of the LIBOR rate for the period selected (one, three, six, nine or twelve months) or 0.75%, plus the applicable interest rate margin of 2.50%. As of December 31, 2013, the Company elected the following variable interest rates for borrowings under its Amended Term Loan B: six-month LIBOR for $537.8 million, which was designated on September 26, 2013 at an interest rate of 0.37%; and six-month LIBOR for $537.8 million, which was designated on December 27, 2013 at an interest rate of 0.35%.

(3)	As of December 31, 2012, the variable interest rate for Term Loan A is based on the one-month LIBOR of 0.21%, plus the applicable interest rate margin of 2.50%.

(4)	As of December 31, 2012, the variable interest rate for Prior Term Loan B is based on the greater of the one-month LIBOR of 0.21% or 1.00%, plus the applicable interest rate margin of 3.00%.
Bank Loans Payable — The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200.0 million and $150.0 million limit at December 31, 2013 and 2012, respectively, and allows for both collateralized and uncollateralized borrowings. The lines were utilized in 2013 and 2012; however, there were no balances outstanding at December 31, 2013 or 2012.
The following summarizes borrowing activity in the revolving and uncommitted line of credit facilities (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Average balance	$3,615	$383	$104
Weighted-average interest rate	1.79%	1.64%	1.00%

The minimum calendar year payments and maturities of the senior secured borrowings as of December 31, 2013 are as follows (in thousands):

2014	$10,838
2015	10,838
2016	10,838
2017	470,214
2018	10,839
Thereafter	1,021,529
Total	$1,535,096

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13.    Derivative Financial Instruments
In 2013, in conjunction with its commitment to expand its Service Value Commitment, the Company entered into a long-term contractual obligation (the "Agreement") with a third-party provider to enhance the quality, speed and cost of processes by outsourcing certain functions. The Agreement enables the third-party provider to use the services of its affiliates in India to provide services to the Company. The Agreement provides for the Company to settle the cost of its contractual obligation to the third-party provider in US dollars each month. However, the Agreement provides that on each annual anniversary date, the price for services (denominated in US dollars) is to be adjusted for the then-current exchange rate between the US dollar ("USD") and the Indian rupee ("INR"). The Agreement provides that, once an annual adjustment is calculated, there are no further modifications to the amounts paid by the Company to the third-party provider for fluctuations in the exchange rate between the US dollar and the Indian rupee until the reset on the next anniversary date. The third-party provider bears the risk of currency movement from the date of signing the Agreement until the reset on the first anniversary of its signing, and during each period until the next annual reset. The Company bears the risk of currency movement at each of the annual reset dates following the first anniversary.
To mitigate foreign currency risk arising from these annual anniversary events, the Company uses derivative financial instruments consisting solely of non-deliverable foreign currency contracts, all of which have been designated as cash flow hedges.
The details related to the non-deliverable foreign currency contracts at December 31, 2013 are as follows:

	Settlement Date	Hedged Notional Amount (INR) (in millions)	Contractual INR/USD Foreign Exchange Rate	Hedged Notional Amount (USD) (in millions)
Cash flow hedge #1	6/3/2014	560.4	65.96	$8.5
Cash flow hedge #2	6/2/2015	560.4	69.35	8.1
Cash flow hedge #3	6/2/2016	560.4	72.21	7.8
Cash flow hedge #4	6/2/2017	560.4	74.20	7.5
Total hedged amount				$31.9
The Company held an interest rate swap agreement with a notional balance of $65.0 million, which expired on June 30, 2012. The interest rate swap agreement qualified for hedge accounting and was designated as a cash flow hedge against specific payments due on the Company’s Prior Term Loan B. Prior to its expiration the Company assessed the interest rate swap agreement as being highly effective. Accordingly, the changes in fair value of the interest rate swap has been recorded as other comprehensive income, with the fair value included as a liability on the Company’s consolidated statements of financial condition as of December 31, 2012. The Company has reclassified gains into earnings of $1.4 million and $5.9 million for the years ended December 31, 2012 and 2011, respectively, to accumulated other comprehensive income related to the change in the fair value of its interest rate swap agreements. The Company reclassified $1.4 million and $6.3 million to interest expense from accumulated other comprehensive income for the years ended December 31, 2012 and 2011, respectively.
14.    Commitments and Contingencies
Leases — The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $19.4 million, $18.8 million and $17.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Service Contracts — The Company is party to certain long-term contracts for systems and services that enable back office trade processing and clearing for its product and service offerings.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Future minimum payments under leases, lease commitments, service contracts and other contractual obligations with remaining terms greater than one year as of December 31, 2013, are as follows (in thousands):

2014	$46,449
2015	48,713
2016	47,899
2017	40,987
2018	40,585
Thereafter	232,845
Total(1)(2)	$457,478
_____________________

(1)
The table above includes the minimum payments due over the duration of a contractual obligation, which may be canceled, subject to a termination penalty that is approximately equal to the initial annual minimum payment. The amount constituting the termination penalty steps down ratably through the passage of time. Future minimum payments have not been reduced by this termination penalty.

(2)	Future minimum payments have not been reduced by minimum sublease rental income of $3.9 million due in the future under noncancellable subleases.
Included in the schedule of future minimum payments above is a fifteen-year lease commitment that was executed in December 2011 for the Company's future San Diego office building with a lease commencement date of May 1, 2014. Future minimum payments for this lease commitment are $9.6 million, $14.8 million, $15.4 million, $16.0 million, $16.5 million and $204.3 million for the years 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.
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
Loan Commitments — From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded commitments at December 31, 2013.
Disputed Matters — On October 1, 2009, LPLH received written notice from a third-party indemnitor under a certain purchase and sale agreement asserting that it is no longer obligated to indemnify the Company for certain claims under the provisions of the purchase and sale agreement. The Company believed that this assertion was without merit and commenced litigation to enforce its indemnity rights. On March 31, 2011, the court entered judgment granting the Company’s motion for summary judgment in all respects, denied all counterclaims by the third party indemnitor and awarded attorney fees to the Company. On May 2, 2011, the third party indemnitor filed a notice of appeal. The Company filed its appellate brief on October 5, 2011. On December 29, 2011, the Company and the indemnifying party settled certain outstanding items related to the indemnification. The remaining claims outstanding are not material to the Company’s consolidated statements of income, financial condition or cash flows.
During 2010, the Company settled certain arbitrations that involve activities covered under the third-party indemnification agreement described above. In connection with these settlements in 2010, the Company recorded legal expenses of $11.4 million that have been classified as other expense on the consolidated statements of income. On December 29, 2011, the Company received a $10.5 million cash settlement from the third-party

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

indemnitor, substantially all of which has been classified as a reduction of other expense in the consolidated statements of income.
The Company maintains insurance coverage for client claims. With respect to these matters, the estimated losses on the majority of pending matters are less than the applicable deductibles of the insurance policies. The Company believes, based on the information available at this time, after consultation with counsel, consideration of amounts accrued, insurance, if any, and indemnifications provided by the third-party indemnitors, if any, that the outcomes of matters with estimated losses in excess of applicable deductibles will not have a material impact on the consolidated statements of income, financial condition or cash flows.
In 2013, certain former owners of CCP filed lawsuits with claims related to contingent consideration under the stock purchase agreement relating to the Company's acquisition of CCP and employment-related claims. As of February 25, 2014, the Company does not believe that the outcomes of these matters, individually or in the aggregate, will have a material impact on its consolidated statements of income, financial condition or cash flows.
Regulatory — In July 2012, the Internal Revenue Service (the “IRS”) issued a Notice of Proposed Adjustment (the “Notice”) asserting that the Company is subject to a penalty with respect to an alleged untimely deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with the Company's initial public offering in 2010. As of December 31, 2012, the Company had recorded an estimate of probable loss within accounts payable and accrued liabilities in the consolidated statements of income and within accounts payable and accrued liabilities in the consolidated statements of financial condition. In 2013, the IRS issued a Summary of Employment Tax Examination, and the Company remitted payment that approximated amounts previously accrued and the matter was concluded.
In May of 2013, the Company reached an agreement with its principal regulator to resolve a matter related to email surveillance and production, the settlement of which was not significant to the Company's consolidated statements of income, financial condition or cash flows as of and for the year ended December 31, 2013.
Other Commitments — As of December 31, 2013, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $367.7 million, which it can sell, re-pledge or loan. Of this amount, approximately $28.6 million was pledged with client-owned securities to the Options Clearing Corporation ("OCC") as collateral to secure client obligations related to options positions. Additionally, approximately $144.3 million are held at banks in connection with unutilized secured margin lines of credit; these securities may be used as collateral for loans from these banks. The remainder of $194.8 million has not been sold, re-pledged or loaned, and as of December 31, 2013 there are no restrictions that materially limit the Company's ability to sell, re-pledge or loan the remaining $339.1 million of client collateral. In May 2013, the Company ended its participation in the NSCC Stock Borrow Program and all pledged collateral was returned to the Company.
Trading securities on the consolidated statements of financial condition includes $1.4 million and $0.9 million pledged to clearing organizations at December 31, 2013 and 2012, respectively.
Brokerage, clearing and custody services are provided by LPL Financial on a fully disclosed basis. LPL Financial offers its investment advisory programs, platforms, provides technology, and additional processing and related services to the advisors of the broker-dealer subsidiary of a large global insurance company and their clients under a multi-year agreement. Termination fees may be payable by a terminating or breaching party depending on the specific cause of termination.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Under the 2010 Plan, the Company may grant up to 12,055,945 new shares in addition to the shares available for grant under the Predecessor Plans. As of December 31, 2013, the Company had approximately 7,031,762 of authorized unissued shares reserved for issuance upon exercise and conversion of outstanding awards.
On May 8, 2012, the Company awarded 22,092 shares of common stock in conjunction with the acquisition of Fortigent, at a price of $33.95 per share, which resulted in share-based compensation of $0.8 million during the year ended December 31, 2012. Such amount has been classified as compensation and benefits expense on the consolidated statements of income.
Stock Options and Warrants
The following table presents the weighted-average assumptions used by the Company in calculating the fair value of its employee, officer and director stock options with the Black-Scholes valuation model that have been granted during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Expected life (in years)	6.25	6.49	6.50
Expected stock price volatility	45.03%	45.73%	48.82%
Expected dividend yield	1.72%	0.29%	—%
Risk-free interest rate	1.39%	1.34%	2.20%
Fair value of options	$12.05	$14.43	$15.99

The fair value of each stock option or warrant awarded to advisors and financial institutions is estimated on the date of the grant and revalued at each reporting period using the Black-Scholes valuation model with the following weighted-average assumptions used during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Expected life (in years)	6.24	7.61	8.30
Expected stock price volatility	40.99%	43.97%	48.24%
Expected dividend yield	1.89%	1.70%	—%
Risk-free interest rate	2.04%	1.28%	1.67%
Fair value of options	$25.92	$11.46	$17.74

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options. Options granted prior to March 31, 2012 were granted before the declaration of our special dividend and announcement of the Company's intention, subject in each instance to board approval, to pay regular quarterly dividends. Therefore, those options had an expected dividend yield of zero. For any options granted after the March 30, 2012 announcement regarding regular quarterly dividends, the dividend yield is based on an expected dividend as a percentage of our stock price on the valuation date. The Company estimates the expected term for stock options awarded to employees, officers and directors using the simplified method in accordance with Staff Accounting Bulletin 110, Certain Assumptions Used in Valuation Methods,
The Company recognized $12.7 million, $15.9 million and $14.7 million of share-based compensation related to the vesting of stock options awarded to employees, officers, and directors during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees, officers, and directors was $26.3 million, which is expected to be recognized over a weighted-average period of 2.69 years.
The Company recognized $9.2 million, $3.8 million and $3.3 million of share-based compensation during the years ended December 31, 2013, 2012 and 2011, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions. As of December 31, 2013, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to advisors and financial institutions was $19.4 million, which is expected to be recognized over a weighted-average period of 3.02 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the Company’s stock option and warrant activity for the years ended December 31, 2013, 2012 and 2011:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2010	10,279,052	$18.12
Granted	1,151,082	31.90
Exercised	(1,807,746)	5.42
Forfeited	(599,638)	27.01
Outstanding — December 31, 2011	9,022,750	21.83
Granted	1,978,862	30.99
Exercised	(2,335,026)	7.69
Forfeited	(524,577)	29.75
Outstanding — December 31, 2012	8,142,009	27.61
Granted	1,278,508	31.88
Exercised	(1,387,918)	24.67
Forfeited	(1,016,078)	31.15
Outstanding — December 31, 2013	7,016,521	$28.45	6.92	$130,481
Exercisable — December 31, 2013	3,460,955	$26.13	5.72	$72,411

The following table summarizes information about outstanding stock options and warrants:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
At December 31, 2013:
$1.35 - $2.38	53,382	0.74	$1.78	53,382	$1.78
$10.30 - 19.74	514,689	5.05	18.40	445,339	18.45
$21.60 - $22.08	937,691	5.45	22.03	734,191	22.01
$23.02 - $29.99	2,190,928	6.48	27.38	1,359,810	26.86
$30.00 - $32.26	1,923,615	8.64	31.82	188,770	31.85
$32.33 - $39.60	1,396,216	7.14	34.54	679,463	34.46
	7,016,521	6.92	$28.45	3,460,955	$26.13

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following summarizes the Company’s activity in its restricted stock awards and restricted stock units for the years ending December 31, 2013, 2012, and 2011 was as follows:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2010	10,692	$28.30	—	$—
Granted	25,440	31.45	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested at December 31, 2011	36,132	30.51	—	—
Granted	26,680	29.99	8,925	28.01
Vested	(10,692)	28.30	—	—
Forfeited	(3,180)	31.44	—	—
Nonvested at December 31, 2012	48,940	30.65	8,925	28.01
Granted	22,307	35.85	270,733	32.11
Vested	(20,593)	31.56	—	—
Forfeited	(11,501)	30.43	(22,974)	30.37
Nonvested at December 31, 2013	39,153	$33.20	256,684	$32.12
The Company recognized $2.5 million and $0.6 million of share-based compensation related to the vesting of restricted stock awards and restricted stock units during the years ended December 31, 2013 and 2012, respectively, which is included in compensation and benefits on the consolidated statements of income. As of December 31, 2013, total unrecognized compensation cost for restricted stock awards and restricted stock units granted to employees, officers and directors was $6.5 million, which is expected to be recognized over a weighted-average remaining period of 2.43 years.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Dividends
The payment, timing and amount of any dividends permitted under the Company's credit facilities are subject to approval by the Board of Directors. Cash dividends per share of common stock and total cash dividends paid during each quarter were as follows (in millions, except per share data):

	2013		2012
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
Fourth quarter	$0.190	$19.3	$0.120	$13.0
Third quarter	$0.190	$19.9	$0.120	$13.2
Second quarter	$0.135	$14.4	$2.000	$222.6
First quarter	$0.135	$14.4	$—	$—
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

For the years ended December 31, 2013 and 2012, the Company had the following activity under its approved share repurchase programs (in millions, except share and per share data):

			2013			2012
Approval Date	Authorized Repurchase Amount	Amount Remaining at December 31, 2013	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)
August 16, 2011	$70.0	$—	—	$—	$—	1,891,072	$32.27	$61.0
May 25, 2012	$75.0	$—	—	$—	$—	2,611,022	$28.74	$75.1
September 27, 2012	$150.0	$—	2,343,651	$36.14	$87.0	2,309,558	$27.34	$63.1
May 28, 2013	$200.0	$67.9	3,476,137	$38.01	$132.1	—	$—	$—
		$67.9	5,819,788	$37.65	$219.1	6,811,652	$29.25	$199.2
___________________

(1)	Included in the total cost of shares purchased is a commission fee of $0.02 per share.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

16.    Earnings per Share
A reconciliation of the income used to compute basic and diluted earnings per share for the years noted was as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Basic earnings per share:
Net income, as reported	181,857	$151,918	$170,382
Allocation of undistributed earnings to stock units	—	—	(2,176)
Net income, for computing basic earnings per share	$181,857	$151,918	$168,206
Diluted earnings per share:
Net income, as reported	$181,857	$151,918	$170,382
Allocation of undistributed earnings to stock units	—	—	(2,104)
Net income, for computing basic earnings per share	$181,857	$151,918	$168,278

A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted earnings per share for the years noted was as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Basic weighted-average number of shares outstanding	104,698	109,443	108,374
Dilutive common share equivalents	1,305	1,617	3,745
Diluted weighted-average number of shares outstanding	106,003	111,060	112,119

Basic and diluted earnings per share for the years noted was as follows:

	For the Years Ended December 31,
	2013	2012	2011
Basic earnings per share	$1.74	$1.39	$1.55
Diluted earnings per share	$1.72	$1.37	$1.50
The computation of diluted earnings per share excludes stock options, warrants and restricted stock units that are anti-dilutive. For the years ended December 31, 2013, 2012 and 2011, stock options, warrants and restricted stock units representing common share equivalents of 3,440,171 shares, 4,615,244 shares and 3,919,267 shares, respectively, were anti-dilutive.
17.    Employee and Advisor Benefit Plans
The Company participates in a 401(k) defined contribution plan sponsored by LPL Financial. All employees meeting minimum age and length of service requirements are eligible to participate. The Company has an employer matching program whereby employer contributions are made to the 401(k) plan, and employees are eligible for matching contributions after completing one year of service. For 2013, 2012 and 2011, contributions were made in an amount equal to 30% of the first 10% of an employee's designated deferral of their eligible compensation. At December 31, 2013, the Company has accrued an additional match equal to 20% of the first 10% of an employee's designated deferral of their eligible compensation, for a total match of 50%. During 2012 and 2011 the Company accrued an additional match equal to 10% of the first 10% of an employee's designated deferral of their eligible compensation, for a total match of 40%. The Company’s total cost under the 401(k) plan was $6.3 million, $4.5 million and $3.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, which is classified as compensation and benefits in the consolidated statements of income.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
On January 1, 2008, the Company adopted a non-qualified deferred compensation plan for the purpose of attracting and retaining advisors who operate, for tax purposes, as independent contractors, by providing an opportunity for participating advisors to defer receipt of a portion of their gross commissions generated primarily from commissions earned on the sale of various products. The deferred compensation plan has been fully funded to date by participant contributions. Plan assets are invested in mutual funds, which are held by the Company in a Rabbi Trust. The liability for benefits accrued under the non-qualified deferred compensation plan totaled $45.5 million at December 31, 2013, which is included in accounts payable and accrued liabilities in the consolidated statements of financial condition. The cash values of the related trust assets was $46.1 million at December 31, 2013, which is measured at fair value and included in other assets in the consolidated statements of financial condition.
Certain employees and advisors of the Company’s subsidiaries participated in non-qualified deferred compensation plans (the “Plans”) that permitted participants to defer portions of their compensation and earn interest on the deferred amounts. The Plans have been closed to new participants and no contributions have been made since the acquisition date. Plan assets are held by the Company in a Rabbi Trust and accounted for in the manner described above. As of December 31, 2013, the Company has recorded assets of $1.7 million and liabilities of $0.8 million, which are included in other assets and accounts payable and accrued liabilities, respectively, in the consolidated statements of financial condition.
18.    Related Party Transactions
The Company has related party transactions with certain portfolio companies of it’s significant shareholder, TPG Capital. During the years ended December 31, 2013, 2012 and 2011 the Company recognized revenue related to services provided to these portfolio companies of $0.5 million, $0.4 million and $0.1 million, respectively. During the years ended December 31, 2013, 2012 and 2011, the Company incurred expenses for services incurred related to these portfolio companies of $0.6 million, $0.9 million and $1.3 million of expense, respectively. As of December 31, 2013 and 2012, receivables from and payables to related parties were not in excess of $0.1 million.
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
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $130.4 million with a minimum net capital requirement of $6.9 million and net capital in excess of the minimum requirement of $123.5 million as of December 31, 2013.
The Company's subsidiary, PTC, operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have substantial monetary and non-monetary impacts to PTC's operations.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of December 31, 2013 and 2012, LPL Financial and PTC met all capital adequacy requirements to which they are subject.
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
LPL Financial is obligated to settle transactions with brokers and other financial institutions even if its advisors' clients fail to meet their obligation to LPL Financial. Clients are required to complete their transactions on the settlement date, generally three business days after the trade date. If clients do not fulfill their contractual obligations, LPL Financial may incur losses. In addition, the Company occasionally enters into certain types of contracts to fulfill its sale of when, as, and if issued securities. When, as, and if issued securities have been authorized but are contingent upon the actual issuance of the security. LPL Financial has established procedures to reduce this risk by generally requiring that clients deposit cash or securities into their account prior to placing an order.
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
21.    Selected Quarterly Financial Data (Unaudited)

	2013
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$974,796	$1,018,920	$1,053,212	$1,093,930
Net income	$54,717	$45,091	$37,631	$44,418
Basic earnings per share	$0.51	$0.42	$0.36	$0.44
Diluted earnings per share	$0.51	$0.42	$0.36	$0.43
Dividends declared per share	$0.135	$0.135	$0.190	$0.190

	2012
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$901,773	$907,843	$907,228	$944,244
Net income	$41,179	$39,502	$34,299	$36,938
Basic earnings per share	$0.38	$0.36	$0.31	$0.34
Diluted earnings per share	$0.37	$0.35	$0.31	$0.34
Dividends declared per share	$2.000	$—	$0.120	$0.120

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

22.    Subsequent Events
On February 10, 2014, the Board of Directors declared a cash dividend of $0.24 per share on the Company's outstanding common stock to be paid on March 10, 2014 to all stockholders of record on February 24, 2014.
On February 10, 2014, the Board of Directors also approved the expansion of the capacity of the Company's share repurchase plan by $150.0 million to a total of $218.0 million.
On February 12, 2014, the Company entered into a share repurchase agreement with the investment fund associated with TPG Capital, pursuant to which the Company would repurchase 1.9 million shares of its common stock at a price of $52.00 per share, for total consideration of $100.0 million. The share repurchase was effected in a private transaction and was contingent on the closing of a registered sale of 1.9 million shares of the Company's common stock by TPG Capital to a private investor. The repurchase transaction closed on February 19, 2014.
On February 19, 2014, the Company paid $39.3 million to former shareholders of NRP as consideration related to the achievement of certain revenue-based milestones following the acquisition of NRP by the Company. This amount had previously been recorded as an obligation within accounts payable and accrued liabilities.

******