Form 10-Q
period 2014-03-31
LPL Financial Holdings Inc.
filed 2014-04-28
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of April 17, 2014 was 100,558,687.

i

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly, and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.
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
When we use the terms “LPLFH,” “we,” “us,” “our” and the “Company,” we mean LPL Financial Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company's future financial and operating results, growth, business strategy, plans, liquidity, ability, and plans to repurchase shares and pay dividends in the future, including statements regarding projected savings, projected expenses, and anticipated improvements to the Company's operating model, services, and technology as a result of the Service Value Commitment, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company's historical performance and its plans, estimates, and expectations as of April 25, 2014. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of assets under custody; fluctuations in levels of net new advisory assets and related impact on fee revenue; effects of competition in the financial services industry; changes in the number of the Company's financial advisors and institutions, and their ability to market effectively financial products and services; changes in interest rates and fees payable by banks participating in the Company's cash sweep program, including the Company's success in negotiating agreements with current or additional counterparties; changes in the growth of the Company’s fee-based business; the Company's success in integrating the operations of acquired businesses; execution of the Company's plans related to the Service Value Commitment, including the Company's ability to successfully transform and transition business processes to third party service providers; the Company's success in negotiating and developing commercial arrangements with third party service providers that will enable the Company to realize the service improvements and efficiencies expected to result from the Service Value Commitment; the performance of third party service providers to which business processes are transitioned from the Company; the Company's ability to control operating risks, information technology systems risks and sourcing risks; the effect of current, pending and future legislation, regulation and regulatory actions, including disciplinary actions imposed by self-regulatory organizations; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company's 2013 Annual Report on Form 10-K, as may be amended or updated in our Quarterly Reports on Form 10-Q. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report, even if its estimates change, and you should not rely on statements contained herein as representing the Company's views as of any date subsequent to the date of this quarterly report.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Commission	$534,574	$485,572
Advisory	327,253	281,226
Asset-based	114,674	103,766
Transaction and fee	89,985	89,378
Interest income, net of interest expense	4,761	4,408
Other	16,184	10,446
Total net revenues	1,087,431	974,796
EXPENSES:
Commission and advisory	744,543	659,553
Compensation and benefits	106,348	98,780
Promotional	27,183	23,665
Depreciation and amortization	22,281	19,774
Occupancy and equipment	22,081	16,798
Professional services	18,874	14,510
Brokerage, clearing and exchange	12,175	10,170
Communications and data processing	10,659	9,492
Regulatory fees and other	8,411	7,419
Restructuring charges	7,320	6,037
Other	7,169	5,887
Total operating expenses	987,044	872,085
Non-operating interest expense	12,840	12,160
Total expenses	999,884	884,245
INCOME BEFORE PROVISION FOR INCOME TAXES	87,547	90,551
PROVISION FOR INCOME TAXES	34,412	35,834
NET INCOME	$53,135	$54,717
EARNINGS PER SHARE (Note 11):
Earnings per share, basic	$0.52	$0.51
Earnings per share, diluted	$0.51	$0.51
Weighted-average shares outstanding, basic	101,279	106,347
Weighted-average shares outstanding, diluted	103,339	107,297
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
NET INCOME	$53,135	$54,717
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax expense of $675 and $0 for the three months ended March 31, 2014 and 2013, respectively	1,062	—
Total other comprehensive income, net of tax	1,062	—
TOTAL COMPREHENSIVE INCOME	$54,197	$54,717

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except par value)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$470,305	$516,584
Cash and securities segregated under federal and other regulations	461,312	512,351
Receivables from:
Clients, net of allowance of $633 at March 31, 2014 and $588 at December 31, 2013	340,341	373,675
Product sponsors, broker-dealers and clearing organizations	146,120	174,070
Others, net of allowance of $7,390 at March 31, 2014 and $7,091 at December 31, 2013	284,653	272,018
Securities owned:
Trading — at fair value	12,388	8,964
Held-to-maturity	4,847	6,853
Securities borrowed	8,264	7,102
Fixed assets, net of accumulated depreciation and amortization of $275,059 at March 31, 2014 and $263,321 at December 31, 2013	200,071	189,059
Debt issuance costs, net of accumulated amortization of $8,831 at March 31, 2014 and $7,751 at December 31, 2013	15,201	16,281
Goodwill	1,361,361	1,361,361
Intangible assets, net of accumulated amortization of $276,002 at March 31, 2014 and $266,285 at December 31, 2013	454,806	464,522
Other assets	169,027	139,991
Total assets	$3,928,696	$4,042,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$180,648	$194,971
Payables to clients	564,649	565,204
Payables to broker-dealers and clearing organizations	30,624	43,157
Accrued commission and advisory expenses payable	125,240	135,149
Accounts payable and accrued liabilities	244,208	301,644
Income taxes payable	24,794	4,320
Unearned revenue	79,317	73,739
Securities sold, but not yet purchased — at fair value	536	211
Senior secured credit facilities	1,532,387	1,535,096
Deferred income taxes, net	90,044	89,369
Total liabilities	2,872,447	2,942,860
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 117,691,335 shares issued at March 31, 2014 and 117,112,465 shares issued at December 31, 2013	118	117
Additional paid-in capital	1,318,823	1,292,374
Treasury stock, at cost — 17,141,172 shares at March 31, 2014 and 15,216,301 shares at December 31, 2013	(606,474)	(506,205)
Accumulated other comprehensive income	1,177	115
Retained earnings	342,605	313,570
Total stockholders’ equity	1,056,249	1,099,971
Total liabilities and stockholders’ equity	$3,928,696	$4,042,831
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2012	115,714	$116	$1,228,075	9,422	$(287,998)	$—	$199,827	$1,140,020
Net income and other comprehensive income							54,717	54,717
Treasury stock purchases				155	(4,921)			(4,921)
Cash dividends on common stock							(14,374)	(14,374)
Stock option exercises and other	358		7,108					7,108
Share-based compensation			5,801					5,801
Excess tax benefits from share-based compensation			1,634					1,634
BALANCE — March 31, 2013	116,072	$116	$1,242,618	9,577	$(292,919)	$—	$240,170	$1,189,985

BALANCE — December 31, 2013	117,112	$117	$1,292,374	15,216	$(506,205)	$115	$313,570	$1,099,971
Net income and other comprehensive income						1,062	53,135	54,197
Issuance of common stock to settle restricted stock units, net	34	1		11	(585)			(584)
Treasury stock purchases				1,923	(100,000)			(100,000)
Cash dividends on common stock							(24,097)	(24,097)
Stock option exercises and other	545		13,747	(9)	316		(3)	14,060
Share-based compensation			8,287					8,287
Excess tax benefits from share-based compensation			4,415					4,415
BALANCE — March 31, 2014	117,691	$118	$1,318,823	17,141	$(606,474)	$1,177	$342,605	$1,056,249
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,135	$54,717
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	22,281	19,774
Amortization of debt issuance costs	1,080	1,121
Share-based compensation	8,287	5,801
Excess tax benefits related to share-based compensation	(4,444)	(1,634)
Provision for bad debts	330	(374)
Deferred income tax provision	—	(8,384)
Net changes in estimated fair value of contingent consideration obligations	—	(1,023)
Loan forgiveness	6,436	334
Other	175	206
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	51,039	177,500
Receivables from clients	33,289	28,413
Receivables from product sponsors, broker-dealers and clearing organizations	27,950	(28,705)
Receivables from others	(19,356)	(27,171)
Securities owned	(3,593)	725
Securities borrowed	(1,162)	1,690
Other assets	(27,431)	(11,427)
Drafts payable	(14,323)	(65,511)
Payables to clients	(555)	(166,814)
Payables to broker-dealers and clearing organizations	(12,533)	1,140
Accrued commission and advisory expenses payable	(9,909)	(3,538)
Accounts payable and accrued liabilities	(55,701)	(15,734)
Income taxes receivable/payable	24,889	39,675
Unearned revenue	5,578	6,702
Securities sold, but not yet purchased	325	(201)
Net cash provided by operating activities	$85,787	$7,282

Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(23,012)	$(13,738)
Proceeds from disposal of fixed assets	1,000	—
Purchase of securities classified as held-to-maturity	—	(2,495)
Proceeds from maturity of securities classified as held-to-maturity	2,000	1,000
Release of restricted cash	132	—
Purchases of minority interest investments	—	(1,000)
Net cash used in investing activities	(19,880)	(16,233)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured credit facilities	(2,709)	(10,725)
Payment of contingent consideration	(3,300)	—
Tax payments related to settlement of restricted stock units	(584)	—
Repurchase of common stock	(100,000)	(4,921)
Dividends on common stock	(24,097)	(14,374)
Excess tax benefits related to share-based compensation	4,444	1,634
Proceeds from stock option exercises and other	14,060	7,108
Net cash used in financing activities	(112,186)	(21,278)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(46,279)	(30,229)
CASH AND CASH EQUIVALENTS — Beginning of period	516,584	466,261
CASH AND CASH EQUIVALENTS — End of period	$470,305	$436,032
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$13,047	$12,016
Income taxes paid	$9,531	$4,547
NONCASH DISCLOSURES:
Fixed assets acquired under build-to-suit lease	$8,114	$—
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
2.    Summary of Significant Accounting Policies
Basis of Presentation — The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal recurring nature. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of results of income, comprehensive income, financial position, and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2013, contained in the Company’s Annual Report on Form 10-K as filed with the SEC.
The Company’s significant accounting policies are included in Note 2. Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to these accounting policies during the first three months of 2014.
Consolidation — These unaudited condensed consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method.
Use of Estimates — The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from these estimates.
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
Fair Value of Financial Instruments — The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its indebtedness. The Company carries its indebtedness at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 4. Fair Value Measurements, for additional detail regarding the Company’s fair value measurements. As of March 31, 2014, the carrying amount and fair value of the Company’s indebtedness was approximately $1,532.4 million and $1,530.3 million, respectively. As of December 31, 2013, the carrying amount and fair value was approximately $1,535.1 million and $1,533.3 million, respectively.
Recently Issued Accounting Pronouncements — There are no recent accounting pronouncements that would impact the Company's condensed consolidated statements of income, comprehensive income, financial condition, or cash flows.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

3.    Restructuring
In February 2013, the Company committed to an expansion of its Service Value Commitment (the “Program”), an ongoing effort to position the Company for sustainable long-term growth by improving the service experience of its advisors and delivering efficiencies in its operating model. The Program is expected to be completed in 2015.
The Company estimates total charges in connection with the Program to be approximately $65.0 million. These expenditures are comprised of outsourcing and other related costs, technology transformation costs, employee severance obligations and other related costs, and non-cash charges for impairment of certain fixed assets related to internally developed software.
The following table summarizes the balance of accrued expenses and the changes in the accrued amounts for the Program as of and for the three months ended March 31, 2014 (in thousands):

	Accrued Balance at December 31, 2013	Costs Incurred	Payments	Non-cash	Accrued Balance at March 31, 2014	Cumulative Costs Incurred to Date	Total Expected Restructuring Costs
Outsourcing and other related costs	$1,424	$2,873	$(3,985)	$—	$312	$18,155	$30,000
Technology transformation costs	1,753	3,251	(3,060)	—	1,944	12,520	23,000
Employee severance obligations and other related costs	820	792	(435)	—	1,177	3,250	11,000
Asset impairments	—	—	—	—	—	842	1,000
Total	$3,997	$6,916	$(7,480)	$—	$3,433	$34,767	$65,000
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
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.
There have been no transfers of assets or liabilities between these fair value measurement classifications during the three months ended March 31, 2014.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At March 31, 2014, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At March 31, 2014, the Company did not adjust prices received from the independent third-party pricing services.
Other Assets — The Company’s other assets include: (1) deferred compensation plan assets that are invested in money market and other mutual funds, which are actively traded and valued based on quoted market prices; (2) certain non-traded real estate investment trusts, which are valued using quoted prices for identical or similar securities and other inputs that are observable or can be corroborated by observable market data; and (3) cash flow hedges, which are measured using quoted prices for similar cash flow hedges, taking into account counterparty credit risk and the Company's own non-performance risk.
Accounts Payable and Accrued Liabilities — The Company's accounts payable and accrued liabilities include contingent consideration liabilities, which are measured using Level 3 inputs.
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
At March 31, 2014:
Assets
Cash equivalents	$246,058	$—	$—	$246,058
Securities owned — trading:
Money market funds	243	—	—	243
Mutual funds	6,556	—	—	6,556
Equity securities	106	—	—	106
Debt securities	—	3,234	—	3,234
U.S. treasury obligations	2,000	—	—	2,000
Certificates of deposit	—	249	—	249
Total securities owned — trading	8,905	3,483	—	12,388
Other assets	59,706	4,611	—	64,317
Total assets at fair value	$314,669	$8,094	$—	$322,763
Liabilities
Securities sold, but not yet purchased:
Equity securities	$523	$—	$—	$523
Debt securities	—	13	—	13
Total securities sold, but not yet purchased	523	13	—	536
Total liabilities at fair value	$523	$13	$—	$536

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
At December 31, 2013:
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
Changes in Level 3 Recurring Fair Value Measurements
As of December 31, 2013, the Company had a contingent consideration obligation related to the acquisition of National Retirement Partners, Inc. (“NRP”). This obligation was based on the achievement of certain revenue-based targets for the twelve-month period ending November 30, 2013, in aggregate for those advisors joining LPL Financial LLC (“LPL Financial”) subsequent to the NRP acquisition for whom retirement plans comprise a significant part of their business. As of December 31, 2013, the Company had finalized the determination of the amount of contingent consideration to be paid to the former shareholders of NRP, resulting in a total payment of $39.3 million, which was made on February 19, 2014.
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
The principal significant unobservable input used in the valuations of the Company's contingent consideration obligations is a risk-adjusted discount rate. Whereas management's underlying projections adjust for market penetration and adoption rates, the discount rate is risk-adjusted for key factors such as advisor attrition, advisor recruitment, expenses and overhead costs, average client assets, revenue generation of client assets and credit risk. An increase in the discount rate will result in a decrease in the fair value of contingent consideration. Conversely, a decrease in the discount rate will result in an increase in the fair value of contingent consideration.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

5.    Held-to-Maturity Securities
The Company holds certain investments in securities, primarily U.S. government notes, which are recorded at amortized cost because the Company has both the intent and the ability to hold these investments to maturity. Interest income is accrued as earned. Premiums and discounts are amortized using a method that approximates the effective yield method over the term of the security and are recorded as an adjustment to the investment yield.
The amortized cost, gross unrealized loss or gain and fair value of securities held-to-maturity were as follows (in thousands):

	March 31, 2014	December 31, 2013
Amortized cost	$4,847	$6,853
Gross unrealized loss	(42)	(58)
Fair value	$4,805	$6,795
At March 31, 2014, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$2,251	$2,096	$500	$4,847
U.S. government notes — at fair value	$2,252	$2,077	$476	$4,805
6.    Derivative Financial Instruments
In May 2013, in conjunction with its commitment to expand its Service Value Commitment, the Company entered into a long-term contractual obligation (the “Agreement”) with a third-party provider to enhance the quality, speed and cost of processes by outsourcing certain functions. The Agreement enables the third-party provider to use the services of its affiliates in India to provide services to the Company. The Agreement provides for the Company to settle the cost of its contractual obligation to the third-party provider in U.S. dollars each month. However, the Agreement provides that on each annual anniversary date, the price for services (denominated in U.S. dollars) is to be adjusted for the then-current exchange rate between the U.S. dollar (“USD”) and the Indian rupee (“INR”). The Agreement provides that, once an annual adjustment is calculated, there are no further modifications to the amounts paid by the Company to the third-party provider for fluctuations in the exchange rate between the USD and the INR until the reset on the next anniversary date. The third-party provider bears the risk of currency movement from the date of signing the Agreement until the reset on the first anniversary of its signing, and during each period until the next annual reset. The Company bears the risk of currency movement at each of the annual reset dates following the first anniversary.
To mitigate foreign currency risk arising from these annual anniversary events, the Company uses derivative financial instruments consisting solely of non-deliverable foreign currency contracts, all of which have been designated as cash flow hedges.
The details related to the non-deliverable foreign currency contracts at March 31, 2014 are as follows (in millions, except foreign exchange rate):

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of the derivative instruments included in other assets in the unaudited condensed consolidated statements of financial condition were as follows (in thousands):

	March 31, 2014	December 31, 2013
Cash flow hedges	$1,939	$187
7.    Goodwill and Other Intangible Assets
Goodwill and intangible assets were a result of various acquisitions. See Note 9. Goodwill and Other Intangible Assets, in the Company's 2013 Annual Report on Form 10-K for a discussion of the components of goodwill and additional information regarding intangible assets.
8.    Debt
Senior Secured Credit Facilities — On May 13, 2013, the Company entered into the First Amendment and Incremental Assumption Agreement (“Credit Agreement”) with its wholly owned subsidiary, LPL Holdings, Inc., and other parties thereto. The Credit Agreement amended the Company's previous credit agreement, which was dated as of March 29, 2012.
The Credit Agreement includes a Term Loan A, a Term Loan B, and a revolving credit facility (“Revolving Credit Facility”). Term Loan A had an initial principal amount of $459.4 million maturing on March 29, 2017; Term Loan B had an initial principal amount of $1,083.9 million maturing on March 29, 2019; and the Revolving Credit Facility has a borrowing capacity of $250.0 million maturing on March 29, 2017.
At the time the Company entered into the Credit Agreement, all mandatory payments required under Term Loan A were prepaid, with the remaining principal and accrued interest due upon maturity. Term Loan B includes quarterly payments at an annual rate of 1.0% of principal per year, with the remaining principal and accrued interest due upon maturity.
Borrowings under Term Loan A and Term Loan B bear interest at a base rate equal to either one-, two-, three-, six-, nine-, or twelve-month LIBOR (the “Eurodollar Rate”) plus the applicable interest rate margin, or an alternative base rate (“ABR”) plus the applicable interest rate margin. The Eurodollar Rate with respect to Term Loan B shall in no event be less than 0.75%. The ABR is equal to the greatest of (a) the prime rate in effect on such day; (b) the effective federal funds rate in effect on such day plus 0.50%; (c) the Eurodollar Rate plus 1.00%; or (d) solely in the case of Term Loan B, 1.75%. The Company may repay outstanding loans under its Credit Agreement at any time without premium or penalty, other than customary “breakage” costs with respect to Eurodollar Rate loans.
As of March 31, 2014, borrowings under the term loans bore interest at the Eurodollar Rate with an applicable interest rate margin of 2.50%. The Company’s outstanding borrowings were as follows (dollars in thousands):

		March 31, 2014			December 31, 2013
	Maturity	Balance	Interest Rate		Balance	Interest Rate
Senior secured term loans:
Term Loan A	3/29/2017	$459,375	2.65%	(1)	$459,375	2.67%	(3)
Term Loan B	3/29/2019	1,073,012	3.25%	(2)	1,075,721	3.25%	(4)
Total borrowings		1,532,387			1,535,096
Less current portion		10,839			10,839
Long-term borrowings — net of current portion		$1,521,548			$1,524,257
_____________________

(1)	As of March 31, 2014, the variable interest rate for Term Loan A was the one-month LIBOR, designated at an interest rate of 0.15%.

(2)	As of March 31, 2014, the Company elected the six-month LIBOR, which was less than 0.75%; as a result, the variable interest rate for Term Loan B was the minimum Eurodollar Rate of 0.75%.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	As of December 31, 2013, the variable interest rate for Term Loan A was the one-month LIBOR, designated at an interest rate of 0.17%.

(4)	As of December 31, 2013, the Company elected the six-month LIBOR, which was less than 0.75%; as a result, the variable interest rate for Term Loan B was the minimum Eurodollar Rate of 0.75%.
As of March 31, 2014, the Revolving Credit Facility was being used to support the issuance of $21.4 million of irrevocable letters of credit for the construction of the Company's new San Diego office building and other items, with an applicable interest rate margin of 2.50%. An irrevocable letter of credit for $20.7 million matures on March 29, 2015, while the remaining letters totaling $0.7 million mature on various dates through April 6, 2015. The remaining available balance of $228.6 million was undrawn at March 31, 2014.
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of March 31, 2014, the Company was in compliance with such covenants.
Bank Loans Payable — The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200.0 million limit, and allows for both collateralized and uncollateralized borrowings. The lines have not been utilized in 2014, but were utilized in 2013; however, there were no balances outstanding at March 31, 2014 or December 31, 2013.
The following summarizes borrowing activity in the revolving and uncommitted line of credit facilities (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Average balance	$—	$12,406
Weighted-average interest rate	—%	1.80%
9.    Commitments and Contingencies
Leases — The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $8.8 million and $5.0 million for the three months ended March 31, 2014 and 2013, respectively.
In March 2014 the Company entered into a lease agreement for additional office space in Charlotte with a lease commencement date of March 1, 2014 and an expiration date of February 28, 2017. Future minimum payments for this lease commitment are $0.5 million, $1.0 million, $1.1 million, and $0.2 million, for the years 2014, 2015, 2016, and 2017, respectively.
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
Loan Commitments — From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial may make commitments to issue such loans prior to actually funding them. These unfunded commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no such significant unfunded commitments at March 31, 2014.
Disputed & Regulatory Matters — The Company maintains insurance coverage for client claims. With respect to these matters, the estimated losses on the majority of pending matters are less than the applicable deductibles of the insurance policies. The Company is also subject to extensive regulation and supervision by U.S. federal and state agencies and various self-regulatory organizations. The Company and its financial advisors periodically engage with such agencies and organizations, in the context of examinations or otherwise, to respond to inquiries, informational requests, and investigations. From time to time, such engagements result in regulatory complaints or other matters, the resolution of which can include restitution, fines, and other remedies. As of April 25, 2014, the Company believes, based on the information available at this time, consideration of amounts accrued, insurance, if any, and indemnifications provided by the third-party indemnitors, if any, that the outcomes of any such pending claims or matters with estimated losses in excess of applicable deductibles will not have a material impact on the unaudited condensed consolidated statements of income, financial condition, or cash flows.
Certain former owners of Concord Capital Partners, Inc. (“CCP”), a subsidiary that the Company acquired in June 2011, have filed lawsuits with claims related to contingent consideration under the stock purchase agreement relating to the Company's acquisition of CCP and employment-related claims. As of April 25, 2014, after consideration of amounts accrued and applicable insurance, the Company does not believe that the outcomes of these matters, individually or in the aggregate, will have a material impact on its condensed consolidated statements of income, financial condition, or cash flows.
Other Commitments — As of March 31, 2014, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $368.9 million, which it can re-pledge, loan, or sell. Of these securities, approximately $28.8 million were pledged with client-owned securities to the Options Clearing Corporation as collateral to secure client obligations related to options positions. Additionally, approximately $141.2 million was held at banks in connection with unutilized secured margin lines of credit; these securities may be used as collateral for loans from these banks. The remainder of $198.9 million had not been re-pledged, loaned, or sold, and as of March 31, 2014 there were no restrictions that materially limited the Company's ability to re-pledge, loan, or sell the remaining $340.1 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $2.0 million and $1.4 million pledged to clearing organizations at March 31, 2014 and December 31, 2013, respectively.
Brokerage, clearing, and custody services are provided by LPL Financial on a fully disclosed basis. LPL Financial also has a multi-year agreement to provide its investment advisory programs, platforms, technology, and additional processing and related services to the advisors of the broker-dealer subsidiary of a large global insurance company and the clients of such advisors. Termination fees may be payable by a terminating or breaching party depending on the specific cause of termination.
10.    Stockholders' Equity
Share-Based Compensation
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
On November 17, 2010, the Company adopted a 2010 Omnibus Equity Incentive Plan (the “2010 Plan”), which provides for the granting of stock options, warrants, restricted stock awards, restricted stock units, and other equity-based compensation. The 2010 Plan serves as the successor to the 2005 Stock Option Plan for Incentive Stock Options, the 2005 Stock Option Plan for Non-qualified Stock Options, the 2008 Advisor and Institution Incentive Plan, the 2008 Stock Option Plan and the Director Restricted Stock Plan (collectively, the “Predecessor Plans”). Upon adoption of the 2010 Plan, awards were no longer made under the Predecessor Plans; however, awards previously granted under the Predecessor Plans remain outstanding until exercised or forfeited.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

There are 12,055,945 new shares available for grant under the 2010 Plan. As of March 31, 2014, there are 6,208,095 of authorized unissued shares reserved for issuance upon exercise and conversion of outstanding awards granted under the 2010 Plan.
Stock Options and Warrants
The following table presents the weighted-average assumptions used by the Company in calculating the fair value of its employee, officer and director stock options with the Black-Scholes valuation model that have been granted during the three months ended March 31, 2014:

Expected life (in years)	6.01
Expected stock price volatility	44.34%
Expected dividend yield	1.75%
Risk-free interest rate	2.19%
Fair value of options	$20.77
The fair value of each stock option or warrant awarded to advisors and financial institutions is estimated on the date of the grant and revalued at each reporting period using the Black-Scholes valuation model with the following weighted-average assumptions used during the three months ended March 31, 2014:

Expected life (in years)	7.20
Expected stock price volatility	42.53%
Expected dividend yield	1.83%
Risk-free interest rate	2.17%
Fair value of options	$28.11
The following table summarizes the Company’s stock option and warrant activity for the three months ended March 31, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2013	7,016,521	$28.45
Granted	693,089	54.81
Exercised	(543,458)	25.30
Forfeited	(46,098)	30.81
Outstanding — March 31, 2014	7,120,054	$31.24	7.05	$151,626
Exercisable — March 31, 2014	3,482,681	$26.96	5.83	$89,089

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information about outstanding stock options and warrants at March 31, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.35 - $2.38	38,952	0.61	$1.89	38,952	$1.89
$10.30 - $19.74	354,080	4.71	17.91	354,080	17.91
$21.60 - $22.08	861,781	5.20	22.02	662,781	22.01
$23.02 - $29.99	2,045,265	6.30	27.39	1,228,152	26.81
$30.00 - $32.26	1,829,612	8.40	31.83	519,651	31.89
$32.33 - $39.60	1,297,275	6.90	34.55	677,372	34.39
$40.00 - $54.81	693,089	9.91	54.81	1,693	54.81
	7,120,054	7.05	$31.24	3,482,681	$26.96
The Company recognizes share-based compensation for stock options awarded to employees, officers and directors based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized share-based compensation related to the vesting of these awards of $3.8 million and $3.5 million during the three months ended March 31, 2014 and 2013, respectively, which is included in compensation and benefits on the unaudited condensed consolidated statements of income. As of March 31, 2014, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees, officers and directors was $35.7 million, which is expected to be recognized over a weighted-average period of 2.64 years.
The Company recognizes share-based compensation for stock options and warrants awarded to its advisors and to financial institutions based on the fair value of the awards at each interim reporting period. The Company recognized share-based compensation of $3.2 million and $1.9 million during the three months ended March 31, 2014 and 2013, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of March 31, 2014, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to advisors and financial institutions was $20.0 million, which is expected to be recognized over a weighted-average period of 2.86 years.
Restricted Stock
The Company grants restricted stock awards and restricted stock units to its employees, officers, and directors. A restricted stock unit represents the right to receive one share of common stock upon vesting. The Company recognizes share-based compensation for restricted stock awards and restricted stock units granted to its employees, officers, and directors by measuring such awards at their grant date fair value. Share-based compensation is recognized ratably over the requisite service period, which generally equals the vesting period.
The following summarizes the Company’s activity in its restricted stock awards and restricted stock units for the three months ended March 31, 2014:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2013	39,153	$33.20	256,684	$32.12
Granted	5,610	53.47	171,841	52.80
Vested	(9,300)	32.26	(34,352)	30.57
Forfeited	(4,550)	32.96	(2,361)	29.24
Nonvested at March 31, 2014	30,913	$37.19	391,812	$41.35

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company recognized $1.2 million and $0.4 million of share-based compensation related to the vesting of restricted stock awards and restricted stock units during the three months ended March 31, 2014 and 2013, respectively, which is included in compensation and benefits on the unaudited condensed consolidated statements of income. As of March 31, 2014, total unrecognized compensation cost for restricted stock awards and restricted stock units granted to employees, officers, and directors was $13.8 million, which is expected to be recognized over a weighted-average remaining period of 2.62 years.
Dividends
The payment, timing, and amount of any dividends permitted under the Company's credit facilities are subject to approval by the Board of Directors.
On February 10, 2014, the Board of Directors declared a cash dividend of $0.24 per share on the Company's outstanding common stock. The dividend of $24.1 million was paid on March 10, 2014 to all stockholders of record on February 24, 2014.
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
For the three months ended March 31, 2014 and 2013, the Company had the following activity under its approved share repurchase programs (in millions, except share and per share data):

			Three Months Ended March 31,
			2014			2013
Approval Date	Authorized Repurchase Amount	Amount Remaining at March 31, 2014	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost
September 27, 2012	$150.0	$—	—	$—	$—	155,289	$31.69	$4.9
May 28, 2013	$200.0	—	1,306,288	52.00	67.9	—	—	—
February 10, 2014	$150.0	117.9	616,788	52.00	32.1	—	—	—
		$117.9	1,923,076	$52.00	$100.0	155,289	$31.69	$4.9
See Note 13 for details regarding the repurchase of shares from related parties.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

11.    Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. The calculation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net income	$53,135	$54,717

Basic weighted-average number of shares outstanding	101,279	106,347
Dilutive common share equivalents	2,060	950
Diluted weighted-average number of shares outstanding	103,339	107,297

Basic earnings per share	$0.52	$0.51
Diluted earnings per share	$0.51	$0.51
The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the three months ended March 31, 2014 and 2013, stock options, warrants, and restricted stock units representing common share equivalents of 941,406 shares and 5,039,942 shares, respectively, were anti-dilutive.
12.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 35.0%, primarily as a result of state taxes, settlement contingencies and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 39.3% and 39.6% for the three months ended March 31, 2014 and 2013, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
13.    Related Party Transactions
The Company has related party transactions with TPG Capital, one of the Company's significant stockholders, as well as certain portfolio companies of TPG Capital. During the three months ended March 31, 2014 and 2013 the Company recognized revenue for services provided to these portfolio companies of $0.1 million and $1.1 million, respectively. During the three months ended March 31, 2014 and 2013, the Company incurred expenses for services provided by TPG Capital or these portfolio companies of $0.2 million and $0.8 million, respectively. As of March 31, 2014 and 2013, receivables from related parties were $0.1 million and $1.0 million, respectively. As of March 31, 2014 and 2013, payables to related parties were not in excess of 0.1 million.
On February 12, 2014, the Company entered into a share repurchase agreement with an investment fund associated with TPG Capital, pursuant to which the Company repurchased 1.9 million shares of its common stock at a price of $52.00 per share, for total consideration of $100.0 million. The share repurchase was effected in a private transaction and was contingent on the closing of a registered sale of 1.9 million shares of the Company's common stock by TPG Capital to a private investor. The repurchase transaction closed on February 19, 2014.
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
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $180.2 million with a minimum net capital requirement of $6.5 million and net capital in excess of the minimum requirement of $173.7 million as of March 31, 2014.
The Company's subsidiary, The Private Trust Company N.A. (“PTC”), operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to PTC's operations.
As of March 31, 2014 and December 31, 2013, LPL Financial and PTC met all capital adequacy requirements to which they are subject.
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
LPL Financial may at times hold equity securities that are recorded on the unaudited condensed consolidated statements of financial condition at market value. While long inventory positions represent LPL Financial’s ownership of securities, short inventory positions represent obligations of LPL Financial to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, both long and short inventory positions may result in losses or gains to LPL Financial as market values of securities fluctuate. To mitigate the risk of losses, long and short positions are marked-to-market daily and are continuously monitored by LPL Financial.
16.    Subsequent Event
On April 22, 2014, the Board of Directors declared a cash dividend of $0.24 per share on the Company's outstanding common stock to be paid on May 20, 2014 to all stockholders of record on May 6, 2014.
******

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are the nation's largest independent broker-dealer, a top custodian for registered investment advisors (“RIAs”), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 13,700 independent financial advisors, including financial advisors at more than 700 financial institutions (our “advisors”) across the country, enabling them to provide their retail investors (“clients”) with objective financial advice through a lower conflict model. We also support approximately 4,400 financial advisors who are affiliated and licensed with insurance companies with customized clearing, advisory platforms, and technology solutions.
Fortigent Holdings Company, Inc. and its subsidiaries (“Fortigent”) are a leading provider of solutions and consulting services to RIAs, banks, and trust companies servicing high-net-worth clients, while The Private Trust Company, N.A. (“PTC”) manages trusts and family assets for high-net-worth clients.
Our singular focus is to provide our advisors with the front-, middle- and back-office support they need to serve the large and growing market for independent investment advice. We believe we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services, and open-architecture access to leading financial products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting, or market making.
For over 20 years, we have served the independent advisor market. We currently support the largest independent advisor base and we believe we have the fourth largest overall advisor base in the United States based on the information available as of the date this Quarterly Report on Form 10-Q has been issued. Through our advisors, we are also one of the largest distributors of financial products in the United States. Our scale is a substantial competitive advantage and enables us to more effectively attract and retain advisors. Our unique business model allows us to invest in more resources for our advisors, increasing their revenues and creating a virtuous cycle of growth. We have 3,267 employees, with primary offices in Boston, Charlotte, and San Diego.
Our Sources of Revenue
Our revenues are derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust, and reporting platforms. We also generate asset-based revenues through our platform of over 11,000 financial products from a broad range of product manufacturers. Under our self-clearing platform, we custody the majority of client assets invested in these financial products, for which we provide statements, transaction processing and ongoing account management. In return for these services, mutual funds, insurance companies, banks, and other financial product manufacturers pay us fees based on asset levels or number of accounts managed. We also earn interest from margin loans made to our advisors’ clients.
We track recurring revenue, a characterization of net revenue and a statistical measure, which we define to include our revenues from asset-based fees, advisory fees, trailing commissions, cash sweep programs, and certain other fees that are based upon accounts and advisors. Because certain recurring revenues are associated with asset balances, they will fluctuate depending on the market values and current interest rates. These asset balances, specifically related to advisory and asset-based revenues, have a correlation of approximately 60% to the fluctuations of the overall market, as measured by the S&P 500. Accordingly, our recurring revenue can be negatively impacted by adverse external market conditions. However, recurring revenue is meaningful to us despite these fluctuations because it is not dependent upon transaction volumes or other activity-based revenues, which are more difficult to predict, particularly in declining or volatile markets.

The table below summarizes the sources of our revenue, the primary drivers of each revenue source and the percentage of each revenue source that represents recurring revenue:

			Three Months Ended March 31, 2014
	Sources of Revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commission	- Transactions - Brokerage asset levels	$535	49%	42%
	Advisory	- Advisory asset levels	$327	30%	99%
Attachment revenue retained by us	Asset-Based - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Client asset levels - Number of accounts	$115	11%	97%
	Transaction and Fee - Transactions - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Number of premium technology subscribers	$90	8%	65%
	Other	- Margin account balances - Alternative investment transactions	$20	2%	28%
	Total Net Revenue		$1,087	100%	67%
	Total Recurring Revenue		$724	67%
Commission and Advisory Revenues.  Commission and advisory revenues both represent advisor-generated revenue, generally 85-90% of which is paid to advisors.
Commission Revenues.  We generate two types of commission revenues: transaction-based sales commissions and trailing commissions. Transaction-based sales commission revenues, which occur whenever clients trade securities or purchase various types of investment products, primarily represent gross commissions generated by our advisors from commissions earned on purchases by clients of various financial products and securities such as mutual funds, variable and fixed annuities, alternative investments, equities, fixed income, insurance, group annuities, and options and commodities. The levels of transaction-based commissions can vary from period to period based on the overall economic environment, number of trading days in the reporting period, and investment activity of our advisors' clients. We earn trailing commission revenues (a commission that is paid over time, such as 12(b)-1 fees) primarily on mutual funds and variable annuities held by clients of our advisors. Trailing commissions are recurring in nature and are earned based on the current market value of investment holdings in trail-eligible assets.
Advisory Revenues.  Advisory revenues primarily represent fees charged on our corporate RIA platform provided through LPL Financial LLC (“LPL Financial”) to clients of our advisors based on the value of advisory assets. Advisory fees are typically billed to clients quarterly, in advance, and are recognized as revenue ratably during the quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. The majority of our accounts are billed using values as of the last business day of each calendar quarter. Advisory revenues collected on our corporate RIA platform generally average 1.1% of the underlying assets, and can range anywhere from 0.5% to 3.0%.
In addition, we support independent RIAs who conduct their advisory business through separate entities by establishing their own RIA (“Independent RIAs”) pursuant to the Investment Advisers Act of 1940, rather than through LPL Financial. The assets held under these investment advisory accounts custodied with LPL Financial are included in our advisory and brokerage assets, net new advisory assets and advisory assets under custody metrics. The advisory revenue generated by an Independent RIA is earned by the Independent RIA, and accordingly is not included in our advisory revenue. However, we charge administrative fees to Independent RIAs for clearing and custody of these assets, based on the value of assets within these advisory accounts. The administrative fees collected on our Independent RIA platform vary, and can reach a maximum of 0.6% of the underlying assets.
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
Transaction and Fee Revenues.  Revenues earned from transactions and fees primarily consist of transaction fees and ticket charges, subscription fees, Individual Retirement Account (“IRA”) custodian fees, contract and license fees, conference fees and other client account fees. We charge fees to our advisors and their clients for executing certain transactions in brokerage and fee-based advisory accounts. We earn subscription fees for various services provided to our advisors and on IRA custodial services that we provide for their client accounts. We charge administrative fees to our advisors and fees to advisors who subscribe to our reporting services. We charge fees to financial product manufacturers for participating in our training and marketing conferences. In addition, we host certain advisor conferences that serve as training, sales and marketing events, for which we charge a fee for attendance.
Other Revenues.  Other revenues include marketing allowances received from certain financial product manufacturers, primarily those who offer alternative investments, such as non-traded real estate investment trusts and business development companies, mark-to-market gains or losses on assets held by us for the advisors' non-qualified deferred compensation plan and our model portfolios, revenues from our Retirement Partners program, interest income from client margin accounts and cash equivalents, net of operating interest expense, and other items.
Our Operating Expenses
Production Expenses.  Production expenses are comprised of the following: base payout amounts that are earned by and paid out to advisors based on commission and advisory revenues earned on each client's account (collectively, commission and advisory revenues earned by LPL Financial are referred to as gross dealer concessions, or “GDC”); production bonuses earned by advisors based on the levels of commission and advisory revenues they produce; the recognition of share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at each reporting period; a mark-to-market gain or loss on amounts designated by advisors as deferred commissions in a non-qualified deferred compensation plan at each reporting period; and brokerage, clearing and exchange fees. Our production payout ratio is calculated as production expenses excluding brokerage, clearing and exchange fees, divided by GDC.
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
General and Administrative Expenses.  General and administrative expenses include promotional fees, occupancy and equipment, communications and data processing, regulatory fees, professional services, and other expenses. General and administrative expenses also include expenses for our hosting of certain advisor conferences that serve as training, sales, and marketing events.
Depreciation and Amortization Expense.  Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of intangible assets established through our acquisitions, as well as fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
Restructuring Charges.  Restructuring charges primarily represent expenses incurred as a result of our expansion of our Service Value Commitment announced in 2013 (see Note 3. Restructuring, within the notes to unaudited condensed consolidated financial statements) and costs arising from our 2011 consolidation of UVEST Financial Services Group, Inc. (“UVEST”). For 2013, restructuring charges also include costs arising from our 2009 consolidation of Mutual Service Corporation, Associated Financial Group, Inc., Associated Securities Corp., Associated Planners Investment Advisory, Inc. and Waterstone Financial Group, Inc. (collectively referred to herein as the “Affiliated Entities”).

How We Evaluate Our Business
We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our business and key financial metrics as of and for the three months ended March 31, 2014 and 2013 are as follows:

	March 31,
	2014	2013	% Change
Business Metrics
Advisors	13,726	13,377	2.6%
Advisory and brokerage assets (in billions)(1)	$447.1	$394.0	13.5%
Advisory assets under custody (in billions)(2)(3)	$158.0	$130.2	21.4%
Net new advisory assets (in billions)(4)	$4.4	$3.0	46.7%
Insured cash account balances (in billions)(3)	$16.6	$15.6	6.4%
Money market account balances (in billions)(3)	$7.1	$7.5	(5.3)%

	Three Months Ended March 31,
	2014	2013
Financial Metrics
Revenue growth from prior period	11.6%	8.1%
Recurring revenue as a % of net revenue(5)	66.6%	65.4%
Net income (in millions)	$53.1	$54.7
Earnings per share (diluted)	$0.51	$0.51
Non-GAAP Measures:
Gross margin (in millions)(6)	$330.7	$305.1
Gross margin as a % of net revenue(6)	30.4%	31.3%
Adjusted EBITDA (in millions)	$141.5	$135.9
Adjusted EBITDA as a % of net revenue	13.0%	13.9%
Adjusted EBITDA as a % of gross margin(6)	42.8%	44.6%
Adjusted Earnings (in millions)	$71.0	$68.1
Adjusted Earnings per share (diluted)	$0.69	$0.64
_______________

(1)
Advisory and brokerage assets are comprised of assets that are custodied, networked, and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Set forth below are other client assets at March 31, 2014 and 2013, including retirement plan assets, and certain trust and high-net-worth assets, that are custodied with third-party providers and therefore excluded from advisory and brokerage assets (in billions):

	March 31,
	2014	2013
Retirement plan assets(a)	$71.0	$51.0
Trust assets(b)	$11.2	$11.6
High-net-worth assets(c)	$74.9	$64.4
_______________________

(a)
Retirement plan assets are held in retirement plans that are supported by advisors licensed with LPL Financial. At March 31, 2014 and 2013, our retirement plan assets represent assets that are custodied with 34 third-party providers and 27 third-party providers, respectively, of retirement plan administrative services who provide reporting feeds. We estimate the total assets in retirement plans supported to be between $105.0 billion and $115.0 billion at March 31, 2014 and between $75.0 billion and $90.0 billion at March 31, 2013. If we receive reporting feeds in the future from providers for whom we do not currently receive feeds, we intend to include and identify such additional assets in this metric. During the three months ended March 31, 2014, we began receiving reporting feeds from four such providers, which accounted for $5.5 billion of the $20.0 billion increase in retirement plan assets since March 31, 2013.

(b)	Represent trust assets that are on the comprehensive wealth management platform of the Concord Trust and Wealth Solutions division of LPL Financial (“Concord”).

(c)	Represent high-net-worth assets that are on the comprehensive platform of performance reporting, investment research and practice management services of Fortigent.

(2)
Advisory assets under custody are comprised of advisory assets under management in our corporate RIA platform, and Independent RIA assets in advisory accounts custodied by us. See “Results of Operations” for a tabular presentation of advisory assets under custody.

(3)	Advisory assets under custody, insured cash account balances and money market account balances are components of advisory and brokerage assets.

(4)
Represents net new advisory assets consisting of funds from new accounts and additional funds deposited into existing advisory accounts that are custodied in our fee-based advisory platforms, less account attrition and funds withdrawn from advisory accounts.

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

Adjusted EBITDA
Adjusted EBITDA is defined as EBITDA (net income plus interest expense, income tax expense, depreciation, and amortization), further adjusted to exclude certain non-cash charges and other adjustments set forth below. We present Adjusted EBITDA because we consider it an important measure of our performance. Adjusted EBITDA is a useful financial metric in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain material non-cash items and other adjustments.
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

We use Adjusted EBITDA:

•	as a measure of operating performance;

•	for planning purposes, including the preparation of budgets and forecasts;

•	to allocate resources to enhance the financial performance of our business;

•	to evaluate the effectiveness of our business strategies;

•	in communications with our board of directors (the “Board of Directors” or the “Board”) concerning our financial performance; and

•	as a factor in determining employee and executive bonuses.
Adjusted EBITDA is a non-GAAP measure and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Adjusted

EBITDA is not a measure of net income, operating income, or any other performance measure derived in accordance with GAAP.
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
Set forth below is a reconciliation from our net income to Adjusted EBITDA, a non-GAAP measure, for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income	$53,135	$54,717
Non-operating interest expense	12,840	12,160
Provision for income taxes	34,412	35,834
Amortization of intangible assets	9,716	9,776
Depreciation and amortization of fixed assets	12,565	9,998
EBITDA	122,668	122,485
EBITDA Adjustments:
Employee share-based compensation expense(1)	5,111	3,962
Acquisition and integration related expenses(2)	359	444
Restructuring and conversion costs(3)	7,271	6,263
Other(4)	6,068	2,766
Total EBITDA Adjustments	18,809	13,435
Adjusted EBITDA	$141,477	$135,920
__________________

(1)
Represents share-based compensation for equity awards granted to employees, officers, and directors. Such awards are measured based on the grant-date fair value and recognized over the requisite service period of the individual awards, which generally equals the vesting period.

(2)
Represents acquisition and integration costs resulting from various acquisitions, including changes in the estimated fair value of future payments, or contingent consideration, required to be made to former shareholders of certain acquired entities.

(3)
Represents organizational restructuring charges, conversion, and other related costs resulting from the expansion of our Service Value Commitment, the 2011 consolidation of UVEST, and, prior to the three months ended March 31, 2014, the 2009 consolidation of the Affiliated Entities.

(4)
Results for the three months ended March 31, 2014 include approximately $5.3 million in parallel rent, property tax, and common area maintenance expenses incurred in connection with our relocation to our new San Diego office building. Results for the three months ended March 31, 2013 include $2.7 million of severance and termination benefits related to a change in management structure. Other amounts include certain excise and other taxes.

Adjusted Earnings and Adjusted Earnings per share
Adjusted Earnings represents net income before: (a) share-based compensation expense, (b) amortization of intangible assets, (c) acquisition and integration related expenses, (d) restructuring and conversion costs, and (e) other. Reconciling items are tax effected using the income tax rates in effect for the applicable period, adjusted for any potentially non-deductible amounts.
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
We believe that Adjusted Earnings and Adjusted Earnings per share, viewed in addition to, and not in lieu of, our reported GAAP results provide useful information to investors regarding our performance and overall results of operations for the following reasons:

•
because non-cash equity grants made to employees, officers, and non-employee directors at a certain price and point in time do not necessarily reflect how our business is performing, the related share-based compensation expense is not a key measure of our current operating performance;

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

We use Adjusted Earnings for internal management reporting and evaluation purposes. We also believe Adjusted Earnings and Adjusted Earnings per share are useful to investors in evaluating our operating performance because securities analysts use them as supplemental measures to evaluate the overall performance of companies, and our investor and analyst presentations, which are generally available to investors through our website, include references to Adjusted Earnings and Adjusted Earnings per share.
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

The following table sets forth a reconciliation of net income to the non-GAAP measures Adjusted Earnings and Adjusted Earnings per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net income	$53,135	$54,717
After-Tax:
EBITDA Adjustments(1)
Employee share-based compensation expense(2)	3,518	2,902
Acquisition and integration related expenses(3)	220	(1,079)
Restructuring and conversion costs	4,464	3,864
Other	3,726	1,707
Total EBITDA Adjustments	11,928	7,394
Amortization of intangible assets(1)	5,966	6,032
Adjusted Earnings	$71,029	$68,143
Adjusted Earnings per share(4)	$0.69	$0.64
Weighted-average shares outstanding — diluted	103,339	107,297
__________________

(1)
Generally, EBITDA Adjustments and amortization of intangible assets have been tax effected using a federal rate of 35.0% and the applicable effective state rate which was 3.60% and 3.30%, net of the federal tax benefit, for the three months ended March 31, 2014 and 2013, respectively, except as noted below.

(2)
Represents the after-tax expense of non-qualified stock options for which we receive a tax deduction upon exercise, restricted stock awards for which we receive a tax deduction upon vesting and the full expense impact of incentive stock options granted to employees that qualify for preferential tax treatment and conversely for which we do not receive a tax deduction. Share-based compensation expense for vesting of incentive stock options was $1.0 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.

(3)
Represents the after-tax expense of acquisition and related costs for which we receive a tax deduction. In addition, the results for the three months ended March 31, 2013 include a reduction of expense of $3.8 million relating to the fair value of contingent consideration for the stock acquisition of Concord Capital Partners, Inc., that is not deductible for tax purposes.

(4)
Represents Adjusted Earnings, a non-GAAP measure, divided by weighted-average number of shares outstanding on a fully diluted basis. Set forth below is a reconciliation of earnings per share on a fully diluted basis, as calculated in accordance with GAAP to Adjusted Earnings per share:

	Three Months Ended March 31,
	2014	2013
Earnings per share — diluted	$0.51	$0.51
After-Tax:
EBITDA Adjustments per share	0.12	0.07
Amortization of intangible assets per share	0.06	0.06
Adjusted Earnings per share	$0.69	$0.64
Service Value Commitment
The Program
In February 2013, we committed to an expansion of our Service Value Commitment, an ongoing effort to position us for sustainable long-term growth by improving the service experience of our advisors and delivering efficiencies in our operating model. We have assessed our information technology delivery, governance, organization and strategy and committed to undertake a course of action (the “Program”) to reposition our labor force and invest in technology, human capital, marketing and other key areas to enable future growth.

The Program is expected to be completed in 2015, and we estimate total charges of $65.0 million for technology transformation costs, outsourcing and other related costs, employee severance obligations and other related costs, and non-cash charges for impairment of certain fixed assets related to internally developed software.
We expect to incur approximately $24.0 million of expense during 2014, of which we had incurred $6.9 million as of March 31, 2014, consisting of: $2.9 million for outsourcing and other services such as parallel processing provided by outside consultants; $3.3 million for the implementation of foundational changes to our technology platform and outsourcing of our disaster recovery facilities; and $0.8 million for employee severance and termination benefits related to approximately 15 positions that were outsourced in the first quarter of 2014 within accounting, data reconciliation, operations, and insurance processing. We remain focused on the next wave of outsourced functions in the remainder of 2014, including additional opportunities in compliance and back office processing activities. By 2015, we expect annual pre-tax savings of approximately $30.0 million. See Note 3. Restructuring, within the notes to unaudited condensed consolidated financial statements for additional information regarding the Program.
Derivative Financial Instruments
During the second quarter of 2013 and in conjunction with the Program, we entered into a long-term contractual obligation (the “Agreement”) with a third-party provider to enhance the quality, speed and cost of our processes by outsourcing certain functions. The Agreement enables the third-party provider to use the services of its affiliates in India to provide services to us. The Agreement provides that we settle the cost of our contractual obligation to the third-party provider each month in U.S. dollars. However, the Agreement provides that on each annual anniversary date, the price for services (as denominated in U.S. dollars) is to be adjusted for the then-current exchange rate between the U.S. dollar and the Indian rupee. The Agreement provides that, once an annual adjustment is calculated, there are no further modifications to the amounts paid by us to the third-party provider for fluctuations in the exchange rate until the reset on the next anniversary date. The third-party provider bears the risk of currency movement from the date of signing the Agreement until the reset on the first anniversary of its signing, and during each period until the next annual reset. We bear the risk of currency movement at each annual reset date following the first anniversary.
Upon completion of the Program, we estimate annual costs for our long-term contractual obligation with the third-party provider to be approximately $13.0 million to $14.0 million annually. We use derivative financial instruments consisting solely of non-deliverable foreign currency contracts, all of which have been designated as cash flow hedges. These instruments are operating effectively as intended and our use of them has mitigated foreign currency risk arising from a substantial portion of our contract obligation with the third-party provider arising from annual anniversary adjustments. We will continue to assess the effectiveness of our use of cash flow hedges to mitigate risk from foreign currency contracts.
See Note 6. Derivative Financial Instruments, within the notes to unaudited condensed consolidated financial statements for additional information regarding our derivative financial instruments.
Acquisitions, Integrations, and Divestitures
From time to time we undertake acquisitions or divestitures outside the ordinary course of business based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. There have been no acquisitions, integrations or divestitures during the three months ended March 31, 2014. See our 2013 Annual Report on Form 10-K for 2013 activity.
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macro-economic factors, primarily in the United States. One of these factors is the current and expected future level of short-term interest rates, particularly overnight rates. Beginning in 2013, the Federal Reserve continues to provide additional liquidity to financial markets through its substantial purchases of fixed income securities. This liquidity continues to keep overall interest rates at historically low levels. In light of the cumulative progress toward maximum employment and the improvement in the outlook for labor market conditions, the Federal Reserve began tapering their monthly bond purchases beginning in January 2014. The target range for the federal funds rate, as stated by the Federal Reserve, remains at 0.0% to 0.25% during the first quarter of 2014. Further, the Federal Reserve continues to reaffirm that it expects rates to remain in the range for as long as the unemployment rate remains above 6.5%, inflation continues to be as projected, which is no more than 0.5% above the Federal Reserve’s 2.0% long-term goal, and inflation expectations continue to be well anchored.

As a result of the tapering of bond purchases, the average Federal Funds effective rate was 7 basis points in the first quarter of 2014, a decrease from the average of 14 basis points in 2013. The low interest rate environment also continued to pressure our revenues from our cash sweep programs and continued to diminish investor demand for fixed-income securities and fixed annuities.
Another macro-economic factor affecting our business is the valuation of equity securities across the various markets in the United States. The S&P 500 index closed the quarter at 1,872, up 1.3% from its close on December 31, 2013. Investor confidence rose in the first quarter of 2014 as economic factors continued to improve and the Federal Reserve’s bond-buying program began to taper. This helped to lift stock valuations and prompted individual investors to put money into the market at the strongest pace in years. As a result, our advisors achieved record levels of productivity in the first quarter of 2014. While the equity markets continue to improve, lingering economic worries remain about spending cuts, U.S. and global growth rates, a persistent high unemployment level, and debt ceiling concerns.
In the United States, economic growth continued during the first quarter of 2014 as the housing sector continued to show signs of further improvement, coupled with growth in consumer and business spending. The ongoing political disputes in Washington over the United States debt ceiling, credit rating and budget impasse, has increased domestic and international concerns, which could have an impact on financial markets and the broader economy.

Results of Operations
The following discussion presents an analysis of our results of operations for the three months ended March 31, 2014 and 2013. Where appropriate, we have identified specific events and changes that affect comparability or identification or monitoring of trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended March 31,
	2014	2013	% Change
	(In thousands)

Revenues
Commission	$534,574	$485,572	10.1%
Advisory	327,253	281,226	16.4%
Asset-based	114,674	103,766	10.5%
Transaction and fee	89,985	89,378	0.7%
Other	20,945	14,854	41.0%
Net revenues	1,087,431	974,796	11.6%
Expenses
Production	756,718	669,723	13.0%
Compensation and benefits	106,348	98,780	7.7%
General and administrative	94,377	77,771	21.4%
Depreciation and amortization	22,281	19,774	12.7%
Restructuring charges	7,320	6,037	21.3%
Total operating expenses	987,044	872,085	13.2%
Non-operating interest expense	12,840	12,160	5.6%
Total expenses	999,884	884,245	13.1%
Income before provision for income taxes	87,547	90,551	(3.3)%
Provision for income taxes	34,412	35,834	(4.0)%
Net income	$53,135	$54,717	(2.9)%

Revenues
Commission Revenues
The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Variable annuities	$198,196	$202,443	$(4,247)	(2.1)%
Mutual funds	148,755	140,903	7,852	5.6%
Alternative investments	55,681	40,411	15,270	37.8%
Fixed annuities	46,726	27,357	19,369	70.8%
Equities	29,110	22,147	6,963	31.4%
Fixed income	21,984	20,352	1,632	8.0%
Insurance	19,412	18,594	818	4.4%
Group annuities	14,610	13,137	1,473	11.2%
Other	100	228	(128)	(56.1)%
Total commission revenue	$534,574	$485,572	$49,002	10.1%
The following table sets forth our commission revenue, by sales-based and trailing commission revenue for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Sales-based	$312,020	$292,863	$19,157	6.5%
Trailing	222,554	192,709	29,845	15.5%
Total commission revenue	$534,574	$485,572	$49,002	10.1%
Commission revenue increased by $49.0 million, or 10.1%, for the three months ended March 31, 2014 compared with 2013, due primarily to an increase in sales-based activity for fixed annuities, alternative investments, and equities and increases in trail revenues for mutual funds and variable annuities. This growth reflects improved investor engagement and strong market conditions, resulting in the increase of the underlying assets. Additionally, commission revenues from fixed income, primarily driven by unit investment trusts and 529 college savings plans, and group annuities also contributed to the overall growth in commission revenue. Such overall growth reflects market-wide growth and increased investor engagement that has driven advisor productivity.
The increase in fixed annuities is attributed primarily to increased sales of indexed annuities as well as a new three-year fixed annuity product that was introduced beginning in the fourth quarter of 2013, offering clients of advisors an attractive interest rate at a time when interest rates are expected to be relatively flat.
The increase in commission revenues associated with alternative investments reflects investors' preferences for diversification, as income-producing alternative strategies continue to grow in popularity and investors continue to seek opportunities to earn returns outside of the traditional equity and fixed income markets.

Advisory Revenues
The following table summarizes the activity within our advisory assets under custody for the three months ended March 31, 2014 and 2013 (in billions):

	Three Months Ended March 31,
	2014	2013
Balance - Beginning of period	$151.6	$122.1
Net new advisory assets	4.4	3.0
Market impact and other	2.0	5.1
Balance - End of period	$158.0	$130.2
Net new advisory assets for the three months ended March 31, 2014 and 2013 have a limited impact on advisory fee revenue for those respective periods. Rather, net new advisory assets for those respective periods are anticipated to be a driver of advisory revenue in future reporting periods. Net new advisory assets were $4.4 billion for the three months ended March 31, 2014, resulting from the continued shift by our existing advisors from brokerage towards more advisory business.
Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets under management. Advisory revenues increased by $46.0 million, or 16.4%, for the three months ended March 31, 2014 compared to the same period in 2013. The growth in advisory revenue is due to net new advisory assets resulting from increased investor engagement and strong advisor productivity, newly recruited advisors that were added in the fourth quarter of 2013, as well as market gains as represented by higher levels of the S&P 500 index on the applicable billing dates in 2014 compared to 2013. The S&P 500 index closed at 1,848 on December 31, 2013, which is a 29.6% increase over the close of 1,426 on December 31, 2012. The Independent RIA model has continued to attract advisors as they seek the freedom to run their business in a manner which best enables them to meet their clients' needs. This continued shift of advisors to the Independent RIA platform (for which we custody assets but do not earn advisory revenues for managing those assets) has caused the rate of revenue growth of advisory assets under management to lag behind the rate of growth of advisory assets under custody. Advisory revenues do not include fees for advisory services charged by Independent RIA advisors to their clients. Accordingly, there is no corresponding payout. However, there are administrative fees charged to Independent RIA advisors including custody and clearing fees, based on the value of assets.
The following table summarizes the composition of our advisory assets under custody as of March 31, 2014 and 2013 (in billions):

	March 31,
	2014	2013	$ Change	% Change
Advisory assets under management	$119.8	$106.1	$13.7	12.9%
Independent RIA assets in advisory accounts custodied by LPL Financial	38.2	24.1	14.1	58.5%
Total advisory assets under custody	$158.0	$130.2	$27.8	21.4%
Growth of the Independent RIA assets in advisory accounts custodied by LPL Financial has outpaced the growth in advisory assets under management. This growth is consistent with the industry trend as more advisors shift their business toward the Independent RIA model.
Asset-Based Revenues
Asset-based revenues increased by $10.9 million, or 10.5%, to $114.7 million for the three months ended March 31, 2014 compared with the same period in 2013. Revenues for record-keeping services, which are largely based on the underlying asset values, increased due to the impact of the higher average market indices on the value of such underlying assets and net new sales of eligible assets. The S&P 500 index for the three months ended March 31, 2014 averaged 1,835, an increase of 21.2% over the average in the prior-year period. Asset-based revenues also include revenues from our cash sweep programs, which decreased by $7.5 million, or 23.8%, to $24.0 million for the three months ended March 31, 2014 from $31.5 million for the three months ended March 31, 2013. The decrease in our cash sweep revenues is a result of fee compression resulting from contract repricing, and a year-over-year 7 basis point decline in the average effective rate for federal funds to 0.07% for the three months ended March 31, 2014. The decrease was partially offset by an increase of 4.8% in average assets in our cash sweep programs, which were $24.2 billion and $23.1 billion for the three months ended March 31, 2014 and 2013, respectively.
Transaction and Fee Revenues
Transaction and fee revenues increased by $0.6 million, or 0.7%, for the three months ended March 31, 2014 compared with the same period in 2013, due to higher trade volumes in certain advisory accounts.
Other Revenues
Other revenues increased $6.1 million, or 41.0%, to $20.9 million for the three months ended March 31, 2014 compared with the same period in 2013. The primary contributor to such increase for the three months ended March 31, 2014 was alternative investment marketing allowances received from product sponsor programs, which increased by $4.6 million compared to the same period in 2013, driven primarily by increased sales of alternative investments. Other revenue includes gains or losses on assets held for the advisor non-qualified deferred compensation plan. Gains were $2.8 million for the three months ended March 31, 2014, compared to gains of $1.3 million for the three months ended March 31, 2013. The gains or losses on assets held for the advisor non-qualified deferred compensation plan are offset by increases or decreases in non-GDC sensitive production expenses as noted below.
Expenses
Production Expenses
The following table shows our production payout ratio for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Change
	2014	2013
Base payout rate	83.98%	83.88%	10 bps
Production based bonuses	1.69%	1.70%	(1 bps)
GDC sensitive payout	85.67%	85.58%	9 bps
Non-GDC sensitive payout	0.72%	0.43%	29 bps
Total Payout Ratio	86.39%	86.01%	38 bps
Production expenses increased by $87.0 million, or 13.0%, for the three months ended March 31, 2014 compared with the same period in 2013. The increase correlates with our commission and advisory revenues, which increased by 12.4% during the same period. Our GDC sensitive production payout ratio was 85.67% for the three months ended March 31, 2014, compared to 85.58% for the prior-year period. The base payout rate increased by 10 basis points in part due to the growth of our advisory platform, which on average has a lower base rate than our brokerage platform. The increase in non-GDC sensitive payout is attributable to increased advisor share-based compensation for the three months ended March 31, 2014 compared to the same period in 2013 correlating to market movement in our stock and the advisor non-qualified deferred compensation plan as noted above.
Compensation and Benefits Expense
Compensation and benefits expense increased by $7.6 million, or 7.7%, for the three months ended March 31, 2014 compared with the same period in 2013. This was primarily based on the fact that our average number of full-time employees increased 11.1% from 2,928 for the three months ended March 31, 2013 to 3,252 for the three months ended March 31, 2014, due to higher staffing levels in compliance, control and service to support increased levels of advisor and client activities.
General and Administrative Expenses
General and administrative expenses increased by $16.6 million, or 21.4%, to $94.4 million for the three months ended March 31, 2014 compared with the same period in 2013. The primary drivers behind the increase were increases of $4.4 million for professional fees, $3.5 million for business development and promotional expenses, and $5.3 million for parallel rent, property tax, and common area maintenance expenses incurred in connection with the Company's relocation to the new San Diego office building.

Depreciation and Amortization Expense
For the three months ended March 31, 2014, depreciation and amortization increased by $2.5 million, or 12.7%, compared with the same period in 2013. The increase is attributed primarily to capital assets attributed primarily to the new San Diego office building, that were placed into service during the latter half of 2013.
Restructuring Charges
Restructuring charges represent expenses incurred as a result of our expansion of our Service Value Commitment, our 2011 consolidation of UVEST, and, prior to the three months ended March 31, 2014, our 2009 consolidation of the Affiliated Entities.
Restructuring charges increased by $1.3 million, or 21.3%, for the three months ended March 31, 2014 compared with the same period in 2013. These charges relate primarily to consulting fees paid to support our technology transformation and to develop our detailed outsourcing plans, as well as employee severance obligations and other related costs and non-cash charges for impairment incurred through our expansion of our Service Value Commitment. Refer to Note 3. Restructuring, within the notes to unaudited condensed consolidated financial statements for additional details regarding this matter.
Interest Expense
Interest expense represents non-operating interest expense for our senior secured credit facilities. Interest expense increased $0.7 million, or 5.6%, for the three months ended March 31, 2014 compared with the same period in 2013. The increase in interest expense for 2014 is primarily due to the increase in debt incurred in connection with the amendment to the credit agreement in May 2013.
Provision for Income Taxes
We estimate our full-year effective income tax rate at the end of each reporting period. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The tax rate in any quarter can be affected positively and negatively by adjustments that are required to be reported in the quarter in which resolution of the item occurs. The effective income tax rates reflect the impact of state taxes, settlement contingencies and expenses that are not deductible for tax purposes.
During the three months ended March 31, 2014, we recorded income tax expense of $34.4 million, compared with $35.8 million in the prior-year period. Our effective income tax rate was 39.3% and 39.6% for the three months ended March 31, 2014 and 2013, respectively.
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
A summary of changes in our cash flow is provided as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash flows provided by (used in):
Operating activities	$85,787	$7,282
Investing activities	(19,880)	(16,233)
Financing activities	(112,186)	(21,278)
Net increase (decrease) in cash and cash equivalents	(46,279)	(30,229)
Cash and cash equivalents — beginning of period	516,584	466,261
Cash and cash equivalents — end of period	$470,305	$436,032

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
Net cash provided by operating activities for the three months ended March 31, 2014 and 2013 totaled $85.8 million and $7.3 million, respectively. The change in cash flows between periods primarily reflects the impact of client trading and settlement activity, which represented a net source of funds of $80.4 million in 2014 compared to a net use of funds of $54.2 million in 2013. Cash flows from operating activities for 2014 also included increases in receivables from others and other assets of $19.4 million and $27.4 million, respectively, and a net payment of $55.7 million in accounts payable and accrued liabilities, which included contingent consideration paid to the former shareholders of National Retirement Partners, Inc. The net use of funds in 2013 was offset by net income of $54.7 million, depreciation and amortization of $19.8 million, and a total change of $39.7 million in income taxes receivable and payable.
Net cash used in investing activities for the three months ended March 31, 2014 and 2013 totaled $19.9 million and $16.2 million, respectively. The net cash used in 2014 primarily consisted of $23.0 million in capital expenditures. The net cash used in 2013 included $13.7 million in capital expenditures and $2.5 million in purchases of securities classified as held-to-maturity.
Net cash used in financing activities for the three months ended March 31, 2014 and 2013 totaled $112.2 million and $21.3 million, respectively. Cash flows used in financing activities in 2014 primarily consisted of $100.0 million for repurchases of common stock and $24.1 million for regular cash dividends paid, partially offset by $14.1 million in proceeds from stock option exercises. Cash flows used in financing activities in 2013 include $14.4 million of cash dividends paid, $10.7 million to pay down term loans under our senior secured credit facility, and $4.9 million for repurchases of common stock, partially offset by $7.1 million in proceeds from stock option exercises.
We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, which includes three uncommitted lines of credit available and the revolving credit facility available through our credit agreement, will be adequate to satisfy our working capital needs, the payment of all of our obligations and the funding of anticipated capital expenditures for the foreseeable future. In addition, we have certain capital adequacy requirements due to our registered broker-dealer entity and bank trust subsidiaries and have met all such requirements and expect to continue to do so for the foreseeable future. We regularly evaluate our existing indebtedness, including refinancing thereof, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions. Notwithstanding the foregoing, see the Risks Related to our Debt section within Part I, “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K for more information about the risks associated with our debt obligations and their potential effect on our liquidity.
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

For the three months ended March 31, 2014 and 2013, we had the following activity under our approved share repurchase programs (in millions, except share and per share data):

			Three Months Ended March 31,
			2014			2013
Approval Date	Authorized Repurchase Amount	Amount Remaining at March 31, 2014	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost
September 27, 2012	$150.0	$—	—	$—	$—	155,289	$31.69	$4.9
May 28, 2013	$200.0	—	1,306,288	52.00	67.9	—	—	—
February 10, 2014	$150.0	117.9	616,788	52.00	32.1	—	—	—
		$117.9	1,923,076	$52.00	$100.0	155,289	$31.69	$4.9
On February 12, 2014, we entered into a share repurchase agreement with an investment fund associated with TPG Capital, pursuant to which we repurchased 1.9 million shares of our common stock at a price of $52.00 per share, for total consideration of $100.0 million. The share repurchase was effected in a private transaction and was contingent on the closing of a registered sale of 1.9 million shares of our common stock by TPG Capital to a private investor. The repurchase transaction closed on February 19, 2014.
Dividends
The payment, timing and amount of any dividends permitted under our credit facilities are subject to approval by our Board of Directors.
On February 5, 2013, our Board of Directors declared a cash dividend of $0.135 per share on our outstanding common stock. The dividend of $14.4 million was paid on March 4, 2013 to all stockholders of record on February 18, 2013.
On February 10, 2014, our Board of Directors declared a cash dividend of $0.24 per share on our outstanding common stock. The dividend of $24.1 million was paid on March 10, 2014 to all stockholders of record on February 24, 2014.
On April 22, 2014, the Board of Directors declared a cash dividend of $0.24 per share on our outstanding common stock to be paid on May 20, 2014 to all stockholders of record on May 6, 2014.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain at clearing organizations to support these clients’ trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When a client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to re-pledge, loan, or sell securities that collateralize those margin accounts. As of March 31, 2014, we had received collateral primarily in connection with client margin loans with a fair value of approximately $368.9 million, which can be re-pledged, loaned, or sold. Of these securities, approximately $28.8 million were been pledged to the Options Clearing Corporation as collateral to secure certain client obligations related to options positions. Additionally, approximately $141.2 million was held at banks in connection with unutilized secured margin lines of credit at March 31, 2014; these securities may be used as collateral for loans from these banks. The remainder of $198.9 million had not been re-pledged, loaned, or sold, and as of March 31, 2014 there were no restrictions that materially limited our ability to re-pledge, loan, or sell the remaining $340.1 million of client collateral.
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
Our registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At March 31, 2014, LPL Financial's excess net capital was $173.7 million.
LPL Financial is also subject to the National Futures Association's (“NFA”) financial requirements and is required to maintain net capital that is in excess of or equal to the greatest of NFA's minimum financial requirements. Currently, the highest NFA requirement is the minimum net capital calculated pursuant to the SEC's Uniform Net Capital Rule.
In addition to the minimum net capital requirements, the SEC and FINRA have established “early warning” capital requirements for broker-dealers that, when exceeded, limit certain activities of the broker-dealer. Early warning requirements provide advance warning that a firm's net capital is dropping toward its minimum requirement, allowing time for initiation of corrective action. For LPL Financial, an early warning level is reached if its net capital falls below 5.0% of aggregate debit balances. At March 31, 2014, LPL Financial's net capital was $180.2 million and its early warning requirement was $16.3 million. LPL Financial typically maintains net capital in excess of the early warning level to maintain its ability to grow its business, demonstrate the stability of its operations, and provide a safeguard in the event of sustained levels of market volatility.
LPL Financial's ability to pay dividends greater than 10% of its excess net capital during any 35-day rolling period requires approval from FINRA. In addition, payment of dividends is restricted if LPL Financial's net capital would be less than the FINRA early warning requirement of 5.0% of aggregate debit balances.
Our subsidiary, PTC, is subject to various regulatory capital requirements. Failure by any of our subsidiaries to meet its respective minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on to PTC's operations.
Debt
On May 13, 2013, we entered into the First Amendment and Incremental Assumption Agreement (“Credit Agreement”) with our wholly owned subsidiary, LPL Holdings, Inc., and other parties thereto. The Credit Agreement amended our previous credit agreement, dated as of March 29, 2012.
The Credit Agreement includes Term Loan A, which had an initial principal amount of $459.4 million maturing on March 29, 2017; Term Loan B, which had an initial principal amount of $1,083.9 million maturing on March 29, 2019; and the Revolving Credit Facility, which had an initial borrowing capacity of $250.0 million maturing on March 29, 2017.
In addition, we maintain three uncommitted lines of credit at LPL Financial. Two of the lines have unspecified limits, and are primarily dependent on our ability to provide sufficient collateral. The third line had a $200.0 million limit at March 31, 2014 and December 31, 2013, and allows for both collateralized and uncollateralized borrowings. The lines were utilized in 2014 and 2013; however, there were no balances outstanding at March 31, 2014 or December 31, 2013.
While our term loan is unhedged as of March 31, 2014, the risk of variability on our floating interest rate is partially mitigated by our cash sweep programs and client margin loans, which carry floating interest rates, as well as fees received from our cash sweep programs. At March 31, 2014, our receivables from our advisors’ clients for margin loan activity were approximately $263.5 million, and the balance of deposits in the cash sweep programs was $23.7 billion.
Interest Rate and Fees
Borrowings under Term Loan A and Term Loan B bear interest at a base rate equal to either one-, two-, three-, six-, nine-, or twelve-month LIBOR (the “Eurodollar Rate”) plus the applicable interest rate margin, or an alternative base rate (“ABR”) plus the applicable interest rate margin. The Eurodollar Rate with respect to Term Loan B shall in no event be less than 0.75%. The ABR is equal to the greatest of (a) the prime rate in effect on such day; (b) the effective federal funds rate in effect on such day plus 0.50%; (c) the Eurodollar Rate plus 1.00%; or (d) solely in the case of Term Loan B, 1.75%.

As of March 31, 2014, borrowings under the term loans bear interest at the Eurodollar Rate with an applicable interest rate margin of 2.50%. Borrowings under our Revolving Credit Facility bear interest with an applicable interest rate margin of 2.50%. The applicable interest rate margin on Term Loan A and Revolving Credit Facility could change depending on our total leverage ratio.
In addition to paying interest on outstanding principal under the Credit Agreement, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee rate at March 31, 2014 was 0.50% for our Revolving Credit Facility, but is subject to change depending on our leverage ratio. We must also pay customary letter of credit fees.
Prepayments
The Credit Agreement requires us to prepay outstanding amounts under our senior secured term loan facility subject to certain exceptions, with:

•
100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including insurance recoveries), if we do not reinvest or commit to reinvest those proceeds in assets to be used in our business or to make certain other permitted investments within 15 months as long as such reinvestment is completed within 180 days;

•	100% of the net cash proceeds of any incurrence of debt, other than proceeds from debt permitted under the Credit Agreement; and

•
solely in the case of Term Loan B, 50% (percentage will be reduced to 0% if our total leverage ratio is 3.00 to 1.00 or less) of our annual excess cash flow (as defined in the Credit Agreement) adjusted for, among other things, changes in our net working capital (as of March 31, 2014 our total leverage ratio was 2.42).

Mandatory prepayments in respect of the incurrence of any debt can be applied by us to scheduled installments of principal of Term Loan A and Term Loan B in any order at our direction. Any other mandatory prepayments described above will be applied to scheduled installments of principal of Term Loan A and Term Loan B in direct order. We may voluntarily repay outstanding term loans under the Credit Agreement at any time without premium or penalty, other than customary “breakage” costs with respect to Eurodollar Rate loans.
Amortization
At the time the Company entered into the Credit Agreement, we prepaid all mandatory payments required under Term Loan A with the remaining principal and accrued interest due upon maturity. Term Loan B includes quarterly payments at an annual rate of 1.0% of principal per year with the remaining principal and accrued interest due upon maturity. Any outstanding principal under the Revolving Credit Facility will be due upon maturity.
Guarantee and Security
The loans under the Credit Agreement are secured primarily through pledges of the capital stock in certain of our subsidiaries.
Certain Covenants and Events of Default
The Credit Agreement contains a number of covenants that, among other things, may restrict our ability to:

•	incur additional indebtedness;

•	engage in mergers or consolidations;

•	pay dividends and distributions or repurchase our capital stock;

•	make investments, loans, or advances; or

•	engage in certain transactions with affiliates.
Our Credit Agreement prohibits us from paying dividends and distributions or repurchasing our capital stock except for limited purposes, including, but not limited to payments in connection with: (i) redemption, repurchase, retirement or other acquisition of our equity interests from present or former officers, managers, consultants, employees and directors upon the death, disability, retirement, or termination of employment of any such person or otherwise in accordance with any stock option or stock appreciation rights plan, any management or employee stock ownership plan, stock subscription plan, employment termination agreement or any employment agreements or stockholders’ agreement, in an aggregate amount not to exceed $10.0 million in any fiscal year plus the amount of cash proceeds from certain equity issuances to such persons, and the amount of certain key-man life insurance proceeds, (ii) franchise taxes, general corporate and operating expenses not to exceed $3.0 million in any fiscal year, and fees and expenses related to any unsuccessful equity or debt offering permitted by the Amended Credit Agreement, (iii) tax liabilities to the extent attributable to our business and our subsidiaries and (iv) dividends and other distributions in an aggregate amount not to exceed the sum of (a) the greater of $250,000,000 or 6.75% of our consolidated total assets, (b) the available amount (as defined in the Credit Agreement), (c) the available equity amount (as defined in the Credit Agreement), and (d) the incremental dividend amount (as defined in the Credit Agreement). Notwithstanding the foregoing, we may make unlimited dividends and distributions provided that after giving pro forma effect thereto, our total leverage ratio does not exceed 2.0. As of March 31, 2014, we have the ability to make dividends and distributions or repurchase our capital stock totaling $401.6 million, subject to approval by the Board of Directors.
The share repurchase programs approved in September 2012, May 2013, and February 2014 were authorized by the Board of Directors pursuant to item (iv) above. Any future declarations of quarterly cash dividends will be authorized pursuant to item (iv) above.
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
The leverage ratio test and interest coverage test use a Credit Agreement Adjusted EBITDA, which starts with Adjusted EBITDA and then excludes the recognition of share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at each reporting period as well as other items, including employee severance costs, employee signing costs, and employee retention or completion bonuses.
Our covenant requirements and actual ratios as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
Financial Ratio	Covenant Requirement	Actual Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	4.25	2.42	4.25	2.34
Interest Coverage (Minimum)	3.00	10.86	3.00	10.91
As of March 31, 2014 and December 31, 2013 we were in compliance with all of our covenant requirements.
Off-Balance Sheet Arrangements
We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Note 9. Commitments and Contingencies and Note 15. Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk, within the notes to unaudited condensed consolidated financial statements.
Contractual Obligations
In March 2014 we entered into a lease agreement for additional office space in Charlotte with a lease commencement date of March 1, 2014 and an expiration date of February 28, 2017. Future minimum payments for this lease commitment are $0.5 million, $1.0 million, $1.1 million, and $0.2 million, for the years 2014, 2015, 2016, and 2017, respectively.
In the three months ended March 31, 2014 there have been no material changes in our contractual obligations, other than in the ordinary course of business, from those above or disclosed in our 2013 Annual Report on Form 10-K. See Note 8. Debt and Note 9. Commitment and Contingencies, within the notes to unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K, for further detail on operating lease obligations and obligations under noncancelable service contracts.

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
At March 31, 2014, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.
Critical Accounting Policies and Estimates
We have disclosed in the notes to our consolidated financial statements and in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2013 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that would impact the Company's condensed consolidated statements of income, comprehensive income, financial condition or cash flows.
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
Changes in the value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. We manage our trading inventory by product type. Our activities to facilitate client transactions generally involve mutual fund activities, including dividend reinvestments. The balances are based upon pending client activities which are monitored by our Client Support Services department, which was formerly known as our Broker/Dealer Support Services department. Because these positions arise from pending client transactions, there are no specific trading or position limits. Positions held to meet clearing deposit requirements consist of U.S. government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlement area within our client support services department. Our research department develops model portfolios that are used by advisors in developing client portfolios. We currently maintain approximately 185 accounts based on model portfolios. At the time a portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum for a client. Account minimums vary by product and can range from $10,000 to $250,000 per model. We utilize these positions to track the performance of the research department. The limits on this activity are based at the inception of each new model.
At March 31, 2014, the fair value of our trading securities owned were $12.4 million. Securities sold, but not yet purchased were $0.5 million at March 31, 2014. The fair value of securities included within other assets were $64.3 million at March 31, 2014. See Note 4. Fair Value Measurements, within the notes to unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased and other assets associated with our client facilitation activities. See Note 5. Held-to-Maturity Securities, within the notes to unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.

We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trail commissions are paid and assets eligible for sponsor payments.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of March 31, 2014, all of the outstanding debt under our Credit Agreement, $1.5 billion, was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at March 31, 2014 (in thousands):

	Outstanding at Variable Interest Rates	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans		Points	Points	Points	Points
Term Loan A(1)	$459,375	$459	$1,148	$2,297	$4,594
Term Loan B(2)	1,073,012	—	—	952	6,296
Variable Rate Debt Outstanding	$1,532,387	$459	$1,148	$3,249	$10,890
_______________________

(1)	The variable interest rate for Term Loan A is the one-month LIBOR, designated at 0.15%, plus the applicable interest rate margin of 2.50%.

(2)
The variable interest rate for Term Loan B is the greater of the LIBOR rate for the period selected (one-, three-, six-, nine-, or twelve-month) or 0.75%, plus the applicable interest rate margin of 2.50%. As of March 31, 2014, we elected the six-month LIBOR, which was less than 0.75%; as a result, the variable interest rate for Term Loan B was 0.75%.

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
The average Federal Reserve effective federal funds rate (“FFER”) for the three months ended March 31, 2014 was 0.07%. The following table reflects the approximate annual impact to asset-based revenues on our insured cash programs (assuming that client balances at March 31, 2014 remain unchanged) of an upward or downward change in short-term interest rates of one basis point (dollars in thousands):

Federal Reserve Effective Federal Funds Rate	Annualized Increase or Decrease in Asset-Based Revenues per One Basis Point Change
0.00% - 0.25%	$1,700
0.26% - 1.25%	800
1.26% - 2.60%	700
The actual impact to asset-based revenues, including a change in the FFER of greater than 2.60%, may vary depending on the FRS committee's strategy in response to a change in interest rate levels, the significance of a change and actual balances at the time of such change.
Credit Risk
Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s, or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. Credit risk includes the risk that collateral posted with LPL Financial by clients to support margin lending or derivative trading is insufficient to meet client’s contractual obligations to LPL Financial. We bear credit risk on the activities of our advisors’ clients, including the execution, settlement, and financing of various transactions on behalf of these clients.
These activities are transacted on either a cash or margin basis. Our credit exposure in these transactions consists primarily of margin accounts, through which we extend credit to advisors' clients collateralized by cash (for purposes of margin lending, cash is not used as collateral) and securities in the client’s account. Under many of these agreements, we are permitted to re-pledge, loan, or sell these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions.
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our loss on margin accounts is immaterial and did not exceed $0.1 million during the three months ended March 31, 2014 and 2013. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
We are subject to concentration risk if we extend large loans to or have large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (e.g. in the same industry), or if we accept a concentrated position as collateral for a margin loan. Receivables from and payables to clients and stock borrowing and lending activities are conducted with a large number of clients and counterparties and potential concentration is carefully monitored. We seek to limit this risk through careful review of the underlying business and the use of limits established by senior management, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment, and other positions or commitments outstanding.
Operational Risk
Operational risk is defined as the risk of loss from the failure of internal controls, people, processes, procedures, or third parties. We operate in diverse markets and are reliant on the ability of our employees and systems, as well as third-party service providers and their systems, to process a large number of transactions effectively. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and in light of increasing reliance on third-party service providers. In the event of a breakdown or improper operation of systems or improper action by employees, advisors or third-party service providers, we could suffer financial loss, data loss, regulatory sanctions and damage to our reputation. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits. Notwithstanding the foregoing, please consult the Risks Related to our Technology section within Part I, “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K for more information about the risks associated with our technology, including risks related to security, and the potential related effects on our operations.
Risk Management
We employ an enterprise risk management (“ERM”) framework that is intended to address key risks and responsibilities, enable us to execute our business strategy, and protect our firm and its franchise. Our framework is designed to promote clear lines of risk management accountability and a structured escalation process for key risk information and events.
Our risk management governance approach includes our Board and certain of its committees; the Risk Oversight Committee of LPL Financial (the “ROC”) and its subcommittees; the Internal Audit department and the Governance, Risk and Compliance (the “GRC”) department of LPL Financial; and business line management. We regularly reevaluate and, when necessary, modify our processes to improve the identification and escalation of risks and events.
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
Risk Oversight Committee of LPL Financial. The Audit Committee has mandated that the ROC oversee our risk management activities, including those of our subsidiaries. As of April 25, 2014, the Chief Risk Officer of LPL Financial serves as chair, and an Executive Vice President, Deputy General Counsel of LPL Financial serves as vice chair, of the ROC, which generally meets on a monthly basis with ad hoc meetings as necessary. As of April 25, 2014, each member of the Management Committee of LPL Financial and the three other Managing Directors (Managing Director, Chief Investment Officer; Managing Director, Independent Advisor Services; and Managing Director, Institution Services) serve on the ROC. Additional members of the Company’s senior management team are also included as ex-officio members, representing the key control areas of the Company. These individuals include, but are not limited to, the Chief Compliance Officer, Brokerage; the Chief Compliance Officer, Advisory; the Chief Information Security Officer; and the Chief Privacy Officer of LPL Financial. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries, and that the ROC thoroughly reviews significant matters relating to risk priorities, policies and control procedures and related exceptions, certain new and complex products and business arrangements, transactions with significant risk elements, and identified emerging risks.
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
Business Line Management. Each business line is responsible for managing its risk, and business line management is responsible for keeping senior management, including the members of the ROC, informed of operational risk and escalating risk matters (as defined by the Company’s escalation policies). We regularly conduct firm-wide escalation training for our employees. Certain business lines, including Client Support Services (formerly known as Broker/Dealer Support Services) and Business Technology Services, have dedicated personnel with responsibilities for monitoring and managing risk-related matters. Business lines are subject to oversight by the control groups, and the Finance, Legal, Business Technology Services and Human Capital departments also execute certain control functions and report matters to the ROC, Audit Committee, and Board, as appropriate.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
There have been no material changes in the information regarding the Company’s risks, as set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2013 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases on a monthly basis during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
January 1, 2014 through January 31, 2014	—	$—	—	$—
February 1, 2014 through February 28, 2014	1,923,076	$52.00	1,923,076	$117,927,015
March 1, 2014 through March 31, 2014	—	$—	—	$—
January 1, 2014 through March 31, 2014	1,923,076	$52.00	1,923,076	$117,927,015
____________________

(1)	See Note 10. Stockholders' Equity, within the notes to unaudited condensed consolidated financial statements for additional information.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

3.1
Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the registration statement on Form S-1 (File Number 333-167325) on July 9, 2010, and incorporated herein by reference)

3.2	Certificate of Ownership and Merger (previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File Number 001-34963) on June 19, 2012, and incorporated herein by reference)
3.3	Third Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Current Report on Form 8-K/A (File Number 001-34963) on August 8, 2012 and incorporated herein by reference)
10.1	Separation Agreement and General Release with Derek Bruton, dated April 4, 2014 (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	April 25, 2014	By:	/s/ MARK S. CASADY
Mark S. Casady
Chairman and Chief Executive Officer

Date:	April 25, 2014	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
Chief Financial Officer