Form 10-Q
period 2014-06-30
LPL Financial Holdings Inc.
filed 2014-07-30
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 18, 2014 was 100,379,236.

i

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly, and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (“Exchange Act”), with the Securities and Exchange Commission (“SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company's future financial and operating results, growth, business strategies, plans, liquidity, future share repurchases, and future dividends, including statements regarding projected savings, projected expenses, and anticipated improvements to the Company's operating model, services, and technology as a result of the Service Value Commitment, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company's historical performance and its plans, estimates, and expectations as of July 30, 2014. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of brokerage and advisory assets; fluctuations in levels of net new advisory assets and the related impact on fee revenue; effects of competition in the financial services industry; changes in the number of the Company's financial advisors and institutions, and their ability to market effectively financial products and services; changes in interest rates and fees payable by banks participating in the Company's cash sweep program, including the Company's success in negotiating agreements with current or additional counterparties; changes in the growth of the Company’s fee-based business; the Company's success in integrating the operations of acquired businesses; execution of the Company's plans related to the Service Value Commitment, including the Company's ability to successfully transform and transition business processes to third party service providers; the Company's success in negotiating and developing commercial arrangements with third party service providers that will enable the Company to realize the service improvements and efficiencies expected to result from the Service Value Commitment; the performance of third party service providers to which business processes are transitioned from the Company; the Company's ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; the effect of current, pending and future legislation, regulation and regulatory actions, including disciplinary actions imposed by federal and state securities regulators and self-regulatory organizations; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company's 2013 Annual Report on Form 10-K, as may be amended or updated in our Quarterly Reports on Form 10-Q. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report, even if its estimates change, and you should not rely on statements contained herein as representing the Company's views as of any date subsequent to the date of this quarterly report.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES:
Commission	$535,177	$508,399	$1,069,751	$993,971
Advisory	330,394	298,094	657,647	579,320
Asset-based	118,537	107,505	233,211	211,271
Transaction and fee	91,625	88,631	181,610	178,009
Interest income, net of interest expense	4,791	4,426	9,552	8,834
Other	12,205	11,865	28,389	22,311
Total net revenues	1,092,729	1,018,920	2,180,160	1,993,716
EXPENSES:
Commission and advisory	751,662	701,687	1,496,205	1,361,240
Compensation and benefits	104,821	98,227	211,169	197,007
Promotional	29,729	24,804	56,912	48,469
Depreciation and amortization	23,818	20,245	46,099	40,019
Occupancy and equipment	21,798	16,283	43,879	33,081
Professional services	25,688	14,123	44,562	28,633
Brokerage, clearing and exchange	12,329	11,428	24,504	21,598
Communications and data processing	10,463	10,892	21,122	20,384
Regulatory fees and other	8,550	7,686	16,961	15,105
Restructuring charges	9,225	7,332	16,545	13,369
Other	10,571	10,682	17,740	16,569
Total operating expenses	1,008,654	923,389	1,995,698	1,795,474
Non-operating interest expense	12,914	12,667	25,754	24,827
Loss on extinguishment of debt	—	7,962	—	7,962
Total expenses	1,021,568	944,018	2,021,452	1,828,263
INCOME BEFORE PROVISION FOR INCOME TAXES	71,161	74,902	158,708	165,453
PROVISION FOR INCOME TAXES	28,070	29,811	62,482	65,645
NET INCOME	$43,091	$45,091	$96,226	$99,808
EARNINGS PER SHARE (Note 11):
Earnings per share, basic	$0.43	$0.42	$0.96	$0.94
Earnings per share, diluted	$0.42	$0.42	$0.94	$0.93
Weighted-average shares outstanding, basic	100,244	106,414	100,756	106,381
Weighted-average shares outstanding, diluted	102,029	107,695	102,672	107,465
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET INCOME	$43,091	$45,091	$96,226	$99,808
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax expense of $251, $0, $926, and $0 for the three and six months ended June 30, 2014 and 2013, respectively	400	—	1,462	—
Reclassification adjustment for realized gain on cash flow hedges included in net income, net of tax expense of $28, $0, $28, and $0 for the three and six months ended June 30, 2014 and 2013, respectively	(45)	—	(45)	—
Total other comprehensive income, net of tax	355	—	1,417	—
TOTAL COMPREHENSIVE INCOME	$43,446	$45,091	$97,643	$99,808

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except par value)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$438,576	$516,584
Cash and securities segregated under federal and other regulations	408,225	512,351
Receivables from:
Clients, net of allowance of $1,252 at June 30, 2014 and $588 at December 31, 2013	353,741	373,675
Product sponsors, broker-dealers and clearing organizations	173,341	174,070
Others, net of allowance of $7,865 at June 30, 2014 and $7,091 at December 31, 2013	276,076	272,018
Securities owned:
Trading — at fair value	11,025	8,964
Held-to-maturity	3,346	6,853
Securities borrowed	9,550	7,102
Income taxes receivable	20,855	—
Fixed assets, net of accumulated depreciation and amortization of $286,702 at June 30, 2014 and $263,321 at December 31, 2013	211,407	189,059
Debt issuance costs, net of accumulated amortization of $9,911 at June 30, 2014 and $7,751 at December 31, 2013	14,121	16,281
Goodwill	1,361,361	1,361,361
Intangible assets, net of accumulated amortization of $285,698 at June 30, 2014 and $266,285 at December 31, 2013	445,109	464,522
Other assets	166,734	139,991
Total assets	$3,893,467	$4,042,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$152,164	$194,971
Payables to clients	547,565	565,204
Payables to broker-dealers and clearing organizations	31,834	43,157
Accrued commission and advisory expenses payable	136,227	135,149
Accounts payable and accrued liabilities	266,061	301,644
Income taxes payable	—	4,320
Unearned revenue	71,000	73,739
Securities sold, but not yet purchased — at fair value	80	211
Senior secured credit facilities	1,529,677	1,535,096
Deferred income taxes, net	90,267	89,369
Total liabilities	2,824,875	2,942,860
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 118,031,114 shares issued at June 30, 2014 and 117,112,465 shares issued at December 31, 2013	118	117
Additional paid-in capital	1,336,310	1,292,374
Treasury stock, at cost — 17,665,600 shares at June 30, 2014 and 15,216,301 shares at December 31, 2013	(631,115)	(506,205)
Accumulated other comprehensive income	1,532	115
Retained earnings	361,747	313,570
Total stockholders’ equity	1,068,592	1,099,971
Total liabilities and stockholders’ equity	$3,893,467	$4,042,831
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2012	115,714	$116	$1,228,075	9,422	$(287,998)	$—	$199,827	$1,140,020
Net income and other comprehensive income, net of tax expense							99,808	99,808
Treasury stock purchases				1,584	(57,770)			(57,770)
Cash dividends on common stock							(28,763)	(28,763)
Stock option exercises and other	800		17,996	(11)	380		(77)	18,299
Share-based compensation			12,693					12,693
Excess tax benefits from share-based compensation			2,213					2,213
BALANCE — June 30, 2013	116,514	$116	$1,260,977	10,995	$(345,388)	$—	$270,795	$1,186,500

BALANCE — December 31, 2013	117,112	$117	$1,292,374	15,216	$(506,205)	$115	$313,570	$1,099,971
Net income and other comprehensive income, net of tax expense						1,417	96,226	97,643
Issuance of common stock to settle restricted stock units, net	35	1		11	(600)			(599)
Treasury stock purchases				2,458	(125,010)			(125,010)
Cash dividends on common stock							(48,109)	(48,109)
Stock option exercises and other	884		21,572	(19)	700		60	22,332
Share-based compensation			15,609					15,609
Excess tax benefits from share-based compensation			6,755					6,755
BALANCE — June 30, 2014	118,031	$118	$1,336,310	17,666	$(631,115)	$1,532	$361,747	$1,068,592
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,226	$99,808
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash items:
Depreciation and amortization	46,099	40,019
Amortization of debt issuance costs	2,160	2,219
Share-based compensation	15,609	12,693
Excess tax benefits related to share-based compensation	(6,842)	(2,213)
Provision for bad debts	860	575
Deferred income tax provision	792	(11,582)
Loss on extinguishment of debt	—	7,962
Net changes in estimated fair value of contingent consideration obligations	—	1,203
Loan forgiveness	12,950	667
Other	1,262	585
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	104,126	137,315
Receivables from clients	19,271	63,716
Receivables from product sponsors, broker-dealers and clearing organizations	729	(17,111)
Receivables from others	(17,773)	(8,127)
Securities owned	(1,929)	(1,089)
Securities borrowed	(2,448)	1,892
Other assets	(25,853)	(12,101)
Drafts payable	(42,807)	(47,619)
Payables to clients	(17,639)	(261,707)
Payables to broker-dealers and clearing organizations	(11,323)	(29,647)
Accrued commission and advisory expenses payable	1,078	1,936
Accounts payable and accrued liabilities	(36,777)	2,348
Income taxes receivable/payable	(18,420)	10,356
Unearned revenue	(2,739)	3,692
Securities sold, but not yet purchased	(131)	(134)
Net cash provided by (used in) operating activities	$116,481	$(4,344)

Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(45,923)	$(32,161)
Proceeds from disposal of fixed assets	1,059	—
Purchase of securities classified as held-to-maturity	—	(2,495)
Proceeds from maturity of securities classified as held-to-maturity	3,500	4,000
Deposits of restricted cash	—	(1,500)
Release of restricted cash	138	—
Purchases of minority interest investments	—	(1,000)
Net cash used in investing activities	(41,226)	(33,156)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured credit facilities	(5,419)	(861,160)
Proceeds from senior secured credit facilities	—	1,078,957
Payment of debt issuance costs	—	(2,461)
Payment of contingent consideration	(3,300)	—
Tax payments related to settlement of restricted stock units	(599)	—
Repurchase of common stock	(125,010)	(50,975)
Dividends on common stock	(48,109)	(28,763)
Excess tax benefits related to share-based compensation	6,842	2,213
Proceeds from stock option exercises and other	22,332	18,299
Net cash (used in) provided by financing activities	(153,263)	156,110
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(78,008)	118,610
CASH AND CASH EQUIVALENTS — Beginning of period	516,584	466,261
CASH AND CASH EQUIVALENTS — End of period	$438,576	$584,871
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$25,973	$24,779
Income taxes paid	$83,855	$66,466
NONCASH DISCLOSURES:
Fixed assets acquired under build-to-suit lease	$8,114	$—
Discount on proceeds from senior secured credit facilities recorded as debt issuance costs	$—	$4,893
Pending settlement of treasury stock purchases	$—	$6,795
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
The Company’s significant accounting policies are included in Note 2. Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to these accounting policies during the first six months of 2014.
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
Fair Value of Financial Instruments — The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its indebtedness. The Company carries its indebtedness at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 4. Fair Value Measurements, for additional detail regarding the Company’s fair value measurements. As of June 30, 2014, the carrying amount and fair value of the Company’s indebtedness was approximately $1,529.7 million and $1,523.9 million, respectively. As of December 31, 2013, the carrying amount and fair value was approximately $1,535.1 million and $1,533.3 million, respectively.
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360),

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

which changes the requirements for reporting discontinued operations that may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results when any of the following criteria is met with respect to the disposal: it can be classified as held for sale, disposed of by sale, or disposed of other than by sale (such as by abandonment, or in a distribution to owners in a spinoff). ASU 2014-08 will become effective for the Company beginning January 1, 2015. The Company does not anticipate that the adoption of ASU 2014-08 will have a material impact on its results of operations, financial condition, or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 will become effective for the Company beginning January 1, 2017 and early adoption is not permitted. The Company is currently evaluating the potential impact of ASU 2014-09 on its consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 will become effective for the Company beginning January 1, 2016 and early adoption is permitted. The Company does not anticipate that the adoption of ASU 2014-08 will have a material impact on its results of operations, financial condition, or cash flows.
3.    Restructuring
In February 2013, the Company committed to an expansion of its Service Value Commitment (the “Program”), an ongoing effort to position the Company's people, processes, and technology for sustainable long-term growth while improving the service experience of its advisors and delivering efficiencies in its operating model. The Program is expected to be completed in 2015.
The Company estimates total charges in connection with the Program will approach $65.0 million. These expenditures are comprised of outsourcing and other related costs, technology transformation costs, employee severance obligations and other related costs, and non-cash charges for impairment of certain fixed assets related to internally developed software.
The following table summarizes the balance of accrued expenses and the changes in the accrued amounts for the Program as of and for the six months ended June 30, 2014 (in thousands):

	Accrued Balance at December 31, 2013	Costs Incurred	Payments	Accrued Balance at June 30, 2014	Cumulative Costs Incurred to Date	Total Expected Restructuring Costs
Outsourcing and other related costs	$1,424	$4,376	$(5,772)	$28	$19,657	$30,000
Technology transformation costs	1,753	9,796	(8,153)	3,396	19,065	23,000
Employee severance obligations and other related costs	820	1,557	(895)	1,482	4,015	11,000
Asset impairments	—	—	—	—	842	1,000
Total	$3,997	$15,729	$(14,820)	$4,906	$43,579	$65,000
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the six months ended June 30, 2014.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At June 30, 2014, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
Cash Equivalents — The Company’s cash equivalents include money market funds, which are short term in nature with readily determinable values derived from active markets.
Securities Owned and Securities Sold, But Not Yet Purchased — The Company's trading securities consist of house account model portfolios established and managed for the purpose of benchmarking the performance of its fee-based advisory platforms and temporary positions resulting from the processing of client transactions. Examples of these securities include money market funds, U.S. treasury obligations, mutual funds, certificates of deposit, and traded equity and debt securities.
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At June 30, 2014, the Company did not adjust prices received from the independent third-party pricing services.
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
Accounts Payable and Accrued Liabilities — The Company's accounts payable and accrued liabilities include contingent consideration liabilities that are measured using Level 3 inputs.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
At June 30, 2014:
Assets
Cash equivalents	$85,821	$—	$—	$85,821
Securities owned — trading:
Money market funds	278	—	—	278
Mutual funds	7,086	—	—	7,086
Equity securities	229	—	—	229
Debt securities	—	1,432	—	1,432
U.S. treasury obligations	2,000	—	—	2,000
Total securities owned — trading	9,593	1,432	—	11,025
Other assets	68,563	3,148	—	71,711
Total assets at fair value	$163,977	$4,580	$—	$168,557
Liabilities
Securities sold, but not yet purchased:
Equity securities	$30	$—	$—	$30
Debt securities	—	10	—	10
Certificates of deposit	—	40	—	40
Total securities sold, but not yet purchased	30	50	—	80
Total liabilities at fair value	$30	$50	$—	$80

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in Level 3 Recurring Fair Value Measurements
As of December 31, 2013, the Company had a contingent consideration obligation related to the acquisition of National Retirement Partners, Inc. (“NRP”). This obligation was based on the achievement of certain revenue-based targets for the twelve-month period ended November 30, 2013, in aggregate for those advisors joining LPL Financial LLC (“LPL Financial”) subsequent to the NRP acquisition for whom retirement plans comprise a significant part of their business. As of December 31, 2013, the Company had finalized the determination of the amount of contingent consideration to be paid to the former shareholders of NRP, resulting in a total payment of $39.3 million, which was made on February 19, 2014.
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
The amortized cost, gross unrealized loss or gain, and fair value of securities held-to-maturity were as follows (in thousands):

	June 30, 2014	December 31, 2013
Amortized cost	$3,346	$6,853
Gross unrealized loss	(25)	(58)
Fair value	$3,321	$6,795
At June 30, 2014, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$750	$2,096	$500	$3,346
U.S. government notes — at fair value	$750	$2,086	$485	$3,321
6.    Derivative Financial Instruments
In May 2013, in conjunction with its commitment to expand its Service Value Commitment, the Company entered into a long-term contractual obligation (the “Agreement”) with a third-party provider to enhance the quality, speed, and cost of processes by outsourcing certain functions. The Agreement enables the third-party provider to use the services of its affiliates in India to provide services to the Company and provides for the Company to settle the cost of its contractual obligation to the third-party provider in U.S. dollars each month. However, the Agreement provides that on each annual anniversary date of the signing of the Agreement, the price for services (denominated

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

in U.S. dollars) is to be adjusted for the then-current exchange rate between the U.S. dollar (“USD”) and the Indian rupee (“INR”). The Agreement provides that, once an annual adjustment is calculated, there are no further modifications to the amounts paid by the Company to the third-party provider for fluctuations in the exchange rate between the USD and the INR until the reset on the next anniversary date of the signing of the Agreement.
The third-party provider bore the risk of currency movement from the date of signing the Agreement until the reset on the first anniversary of its signing, and bears such risk during each period until the next annual reset date. The Company bears the risk of currency movement at each of the annual reset dates following the first anniversary.
To mitigate foreign currency risk arising from these annual anniversary events, the Company entered into four non-deliverable foreign currency contracts, all of which have been designated as cash flow hedges. The first cash flow hedge, with a notional amount of 560.4 million INR, or $8.5 million, settled in June 2014. The Company received a settlement of $1.0 million that will be reclassified out of accumulated other comprehensive income and recognized in net income to match the timing of the underlying hedged item.
The details related to the remaining non-deliverable foreign currency contracts at June 30, 2014 are as follows (in millions, except foreign exchange rate):

	Settlement Date	Hedged Notional Amount (INR)	Contractual INR/USD Foreign Exchange Rate	Hedged Notional Amount (USD)
Cash flow hedge #2	6/2/2015	560.4	69.35	$8.1
Cash flow hedge #3	6/2/2016	560.4	72.21	7.8
Cash flow hedge #4	6/2/2017	560.4	74.20	7.5
Total hedged amount				$23.4
The fair value of the derivative instruments, included in other assets in the unaudited condensed consolidated statements of financial condition, were as follows (in thousands):

	June 30, 2014	December 31, 2013
Cash flow hedges	$1,711	$187
7.    Goodwill and Other Intangible Assets
Goodwill and intangible assets were a result of various acquisitions. See Note 9. Goodwill and Other Intangible Assets, in the Company's 2013 Annual Report on Form 10-K for a discussion of the components of goodwill and additional information regarding intangible assets.
8.    Debt
Senior Secured Credit Facilities — On May 13, 2013, the Company entered into the First Amendment and Incremental Assumption Agreement (“Credit Agreement”) with its wholly owned subsidiary, LPL Holdings, Inc., and other parties thereto. The Credit Agreement amended the Company's previous credit agreement, which was dated March 29, 2012.
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
As of June 30, 2014, borrowings under the term loans bore interest at the Eurodollar Rate with an applicable interest rate margin of 2.50%. The Company’s outstanding borrowings were as follows (dollars in thousands):

		June 30, 2014			December 31, 2013
	Maturity	Balance	Interest Rate		Balance	Interest Rate
Senior secured term loans:
Term Loan A	3/29/2017	$459,375	2.65%	(1)	$459,375	2.67%	(3)
Term Loan B	3/29/2019	1,070,302	3.25%	(2)	1,075,721	3.25%	(4)
Total borrowings		1,529,677			1,535,096
Less current portion		10,839			10,839
Long-term borrowings — net of current portion		$1,518,838			$1,524,257
_____________________

(1)	As of June 30, 2014, the variable interest rate for Term Loan A was the one-month LIBOR, designated at an interest rate of 0.15%.

(2)	As of June 30, 2014, the Company elected the six-month LIBOR, which was less than 0.75%; as a result, the variable interest rate for Term Loan B was the minimum Eurodollar Rate of 0.75%.

(3)	As of December 31, 2013, the variable interest rate for Term Loan A was the one-month LIBOR, designated at an interest rate of 0.17%.

(4)	As of December 31, 2013, the Company elected the six-month LIBOR, which was less than 0.75%; as a result, the variable interest rate for Term Loan B was the minimum Eurodollar Rate of 0.75%.
As of June 30, 2014, the Revolving Credit Facility was being used to support the issuance of $21.4 million of irrevocable letters of credit for the construction of the Company's San Diego office building and other items, with an applicable interest rate margin of 2.50%. An irrevocable letter of credit for $20.7 million matures on March 29, 2015, while the remaining letters totaling $0.7 million mature on various dates through June 8, 2015. The remaining available balance of $228.6 million was undrawn at June 30, 2014.
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of June 30, 2014, the Company was in compliance with such covenants.
Bank Loans Payable — The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200.0 million limit, and allows for both collateralized and uncollateralized borrowings. The lines have not been utilized in 2014, but were utilized in 2013; however, there were no balances outstanding at June 30, 2014 or December 31, 2013.
The following summarizes borrowing activity in the revolving and uncommitted line of credit facilities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average balance	$—	$1,424	$—	$6,915
Weighted-average interest rate	—%	1.83%	—%	1.81%

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

9.    Commitments and Contingencies
Leases — The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $8.2 million and $5.0 million for the three months ended June 30, 2014 and 2013, respectively, and $17.0 million and $10.0 million for the six months ended June 30, 2014 and 2013, respectively.
In March 2014 the Company entered into a lease agreement for additional office space in Charlotte, North Carolina with a lease commencement date of March 1, 2014 and an expiration date of February 28, 2017. Future minimum payments for this lease commitment are $0.4 million, $1.0 million, $1.1 million, and $0.2 million, for the years 2014, 2015, 2016, and 2017, respectively.
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
Loan Commitments — From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These unfunded commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no such significant unfunded commitments at June 30, 2014.
Disputed & Regulatory Matters — The Company maintains insurance coverage for certain client claims. With respect to these matters, the estimated losses on the majority of pending matters are less than the applicable deductibles of the insurance policies. The Company is also subject to extensive regulation and supervision by U.S. federal and state agencies and various self-regulatory organizations. The Company and its financial advisors periodically engage with such agencies and organizations, in the context of examinations or otherwise, to respond to inquiries, informational requests, and investigations. From time to time, such engagements result in regulatory complaints or other matters, the resolution of which can include restitution, fines, and other remedies. As of June 30, 2014, the Company believes, based on the information available at this time, consideration of amounts accrued, insurance, if any, and indemnifications provided by the third-party indemnitors, if any, that the outcomes of any such pending claims or matters with estimated losses in excess of applicable deductibles will not have a material impact on its unaudited condensed consolidated statements of income, financial condition, or cash flows.
Certain former owners of Concord Capital Partners, Inc. (“CCP”), a subsidiary that the Company acquired in June 2011, have filed lawsuits with claims related to contingent consideration under the stock purchase agreement relating to the Company's acquisition of CCP and employment-related claims. As of June 30, 2014, after consideration of amounts accrued and applicable insurance, the Company does not believe that the outcomes of these matters, individually or in the aggregate, will have a material impact on its unaudited condensed consolidated statements of income, financial condition, or cash flows.
Other Commitments — As of June 30, 2014, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $383.2 million, which it can re-pledge, loan, or sell. Of these securities, approximately $31.3 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. Additionally, approximately $172.6 million was held at banks in connection with unutilized secured margin lines of credit; these securities may be used

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

as collateral for loans from these banks. The remainder of $179.3 million had not been re-pledged, loaned, or sold, and as of June 30, 2014 there were no restrictions that materially limited the Company's ability to re-pledge, loan, or sell the remaining $351.9 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $2.0 million and $1.4 million pledged to clearing organizations at June 30, 2014 and December 31, 2013, respectively.
Brokerage, clearing, and custody services are provided by LPL Financial on a fully disclosed basis. LPL Financial also has a multi-year agreement to provide its investment advisory programs, platforms, technology, and additional processing and related services to the advisors of the broker-dealer subsidiary of a large global insurance company and the clients of such advisors at specified service levels. Failures by LPL Financial to meet certain specified service levels may result in service level credits against future fees payable by or give rise to a termination right for such broker-dealer. Termination fees may be payable by a terminating or breaching party depending on the specific cause of termination.
10.    Stockholders' Equity
Share-Based Compensation
Certain employees, advisors, institutions, officers, and directors of the Company participate in various long-term incentive plans, which provide for granting stock options, warrants, restricted stock awards, and restricted stock units. Stock options and warrants generally vest in equal increments over a three- to five-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards and restricted stock units generally vest over a two- to four-year period.
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
There are 12,055,945 shares authorized for grant under the 2010 Plan. As of June 30, 2014, there were 6,157,487 shares reserved for issuance upon exercise or conversion of outstanding awards granted under the 2010 Plan.
Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee, officer, and director stock options that have been granted during the six months ended June 30, 2014:

Expected life (in years)	6.01
Expected stock price volatility	44.33%
Expected dividend yield	1.75%
Risk-free interest rate	2.19%
Fair value of options	$20.72

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of each stock option or warrant awarded to advisors and financial institutions is estimated on the date of the grant and revalued at each reporting period using the Black-Scholes valuation model with the following weighted-average assumptions used during the six months ended June 30, 2014:

Expected life (in years)	6.76
Expected stock price volatility	39.26%
Expected dividend yield	1.93%
Risk-free interest rate	2.01%
Fair value of options	$25.18
The following table summarizes the Company’s stock option and warrant activity for the six months ended June 30, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2013	7,016,521	$28.45
Granted	702,660	54.72
Exercised	(872,318)	24.73
Forfeited	(210,996)	34.48
Outstanding — June 30, 2014	6,635,867	$31.53	6.89	$120,826
Exercisable — June 30, 2014	3,185,621	$27.36	5.69	$71,301
The following table summarizes information about outstanding stock options and warrants at June 30, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$2.38	17,382	0.92	$2.38	17,382	$2.38
$15.84 - $23.02	1,337,146	4.95	21.41	1,089,063	21.20
$23.41 - $30.00	1,705,518	6.27	28.14	937,510	27.64
$31.60 - $32.33	1,703,198	8.17	31.87	502,139	31.95
$34.01 - $39.60	1,200,404	6.65	34.58	637,834	34.44
$45.89 - $54.81	672,219	9.66	54.72	1,693	54.81
	6,635,867	6.89	$31.53	3,185,621	$27.36
The Company recognizes share-based compensation for stock options awarded to employees, officers, and directors based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized share-based compensation related to the vesting of these awards of $3.8 million and $3.8 million during the three months ended June 30, 2014 and 2013, respectively, and $7.6 million and $7.3 million during the six months ended June 30, 2014 and 2013, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of June 30, 2014, total unrecognized compensation cost related to non-vested stock options granted to employees, officers and directors was $30.2 million, which is expected to be recognized over a weighted-average period of 2.45 years.
The Company recognizes share-based compensation for stock options and warrants awarded to its advisors and to financial institutions based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $1.6 million and $2.4 million during the three months ended June 30,

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

2014 and 2013, respectively, and $4.8 million and $4.3 million for during the six months ended June 30, 2014 and 2013, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of June 30, 2014, total unrecognized compensation cost related to non-vested stock options and warrants granted to advisors and financial institutions was $16.1 million, which is expected to be recognized over a weighted-average period of 2.68 years.
Restricted Stock
The following summarizes the Company’s activity in its restricted stock awards and restricted stock units for the six months ended June 30, 2014:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2013	39,153	$33.20	256,684	$32.12
Granted	15,846	49.22	336,405	49.34
Vested	(9,300)	32.26	(35,035)	30.66
Forfeited	(4,550)	32.96	(25,063)	36.88
Nonvested at June 30, 2014	41,149	$39.60	532,991	$42.86
The Company recognizes share-based compensation for restricted stock awards and restricted stock units granted to its employees, officers, and directors based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized $1.5 million and $0.6 million of share-based compensation related to the vesting of these restricted stock awards and restricted stock units during the three months ended June 30, 2014 and 2013, respectively, and $2.7 million and $1.0 million during the six months ended June 30, 2014 and 2013, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of June 30, 2014, total unrecognized compensation cost for restricted stock awards and restricted stock units granted to employees, officers, and directors was $13.7 million, which is expected to be recognized over a weighted-average remaining period of 2.40 years.
In the second quarter of 2014, the Company began granting restricted stock units to its advisors and to financial institutions. The Company recognizes share-based compensation for restricted stock units granted to its advisors and to financial institutions based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $0.2 million related to the vesting of these restricted stock units during the three and six months ended June 30, 2014, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of June 30, 2014, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $5.1 million, which is expected to be recognized over a weighted-average remaining period of 2.87 years.
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Board of Directors as well as certain limits under the Company's credit facilities. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows for the periods indicated (in millions, except per share data):

	2014		2013
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.24	$24.1	$0.135	$14.4
Second quarter	$0.24	$24.0	$0.135	$14.4

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Share Repurchases
The Board of Directors has approved several share repurchase programs pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the unaudited condensed consolidated statements of financial condition. Purchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company's management within the constraints of the Credit Agreement and general liquidity needs.
For the three months ended June 30, 2014 and 2013, the Company had the following activity under its approved share repurchase programs (in millions, except share and per share data):

			Three Months Ended June 30,
			2014			2013
Approval Date	Authorized Repurchase Amount	Amount Remaining at June 30, 2014	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost
September 27, 2012	$150.0	$—	—	$—	$—	1,428,576	$36.99	$52.8
May 28, 2013	$200.0	—	—	—	—	—	—	—
February 10, 2014	$150.0	92.9	535,210	46.73	25.0	—	—	—
		$92.9	535,210	$46.73	$25.0	1,428,576	$36.99	$52.8
For the six months ended June 30, 2014 and 2013, the Company had the following activity under its approved share repurchase programs (in millions, except share and per share data):

			Six Months Ended June 30,
			2014			2013
Approval Date	Authorized Repurchase Amount	Amount Remaining at June 30, 2014	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost
September 27, 2012	$150.0	$—	—	$—	$—	1,583,865	$36.47	$57.8
May 28, 2013	$200.0	—	1,306,288	52.00	67.9	—	—	—
February 10, 2014	$150.0	92.9	1,151,998	49.55	57.1	—	—	—
		$92.9	2,458,286	$50.85	$125.0	1,583,865	$36.47	$57.8
See Note 13 for details regarding the repurchase of shares from related parties.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

11.    Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$43,091	$45,091	$96,226	$99,808

Basic weighted-average number of shares outstanding	100,244	106,414	100,756	106,381
Dilutive common share equivalents	1,785	1,281	1,916	1,084
Diluted weighted-average number of shares outstanding	102,029	107,695	102,672	107,465

Basic earnings per share	$0.43	$0.42	$0.96	$0.94
Diluted earnings per share	$0.42	$0.42	$0.94	$0.93
The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the three months ended June 30, 2014 and 2013, stock options, warrants, and restricted stock units representing common share equivalents of 1,510,813 shares and 3,864,493 shares, respectively, were anti-dilutive. For the six months ended June 30, 2014 and 2013, stock options, warrants, and restricted stock units representing common share equivalents of 1,282,968 shares and 4,689,047 shares, respectively, were anti-dilutive.
12.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 35.0%, primarily as a result of state taxes, settlement contingencies, and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 39.4% and 39.8% for the three months ended June 30, 2014 and 2013, respectively, and 39.4% and 39.7% for the six months ended June 30, 2014 and 2013, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
13.    Related Party Transactions
The Company has related party transactions with TPG Capital, one of the Company's significant stockholders, as well as certain portfolio companies of TPG Capital. During the six months ended June 30, 2014 and 2013 the Company recognized revenue for services provided to these portfolio companies of $0.4 million and $2.2 million, respectively. During the six months ended June 30, 2014 and 2013, the Company incurred expenses for services provided by TPG Capital or these portfolio companies of $0.5 million and $0.3 million, respectively. As of June 30, 2014 and 2013, receivables from related parties were $0.1 million and $1.1 million, respectively. As of June 30, 2014 and 2013, payables to related parties were not in excess of $0.1 million.
During the six months ended June 30 2013, the Company incurred $0.8 million in expenses for services provided by Aplifi, Inc., a privately held technology company in which the Company held an equity interest until its sale in October 2013.
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
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $187.5 million with a minimum net capital requirement of $6.8 million and net capital in excess of the minimum requirement of $180.7 million as of June 30, 2014.
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
As of June 30, 2014 and December 31, 2013, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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
16.    Subsequent Event
On July 29, 2014, the Board of Directors declared a cash dividend of $0.24 per share on the Company's outstanding common stock to be paid on August 29, 2014 to all stockholders of record on August 14, 2014.
******

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are the nation's largest independent broker-dealer, a top custodian for registered investment advisors (“RIAs”), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 13,800 independent financial advisors, including financial advisors at more than 700 financial institutions (our “advisors”) across the country, enabling them to provide their retail investors (“clients”) with objective financial advice through a lower conflict model. We also support approximately 4,400 financial advisors who are affiliated and licensed with insurance companies that use our customized clearing, advisory platforms, and technology solutions.
Fortigent Holdings Company, Inc. and its subsidiaries (“Fortigent”) provide solutions and consulting services to RIAs, banks, and trust companies serving high-net-worth clients, while The Private Trust Company, N.A. (“PTC”) manages trusts and family assets for high-net-worth clients.
Our singular focus is to provide our advisors with the front-, middle-, and back-office support they need to serve the large and growing market for independent investment advice. We believe we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services, and open-architecture access to leading financial products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting, or market making.
For over 20 years, we have served the independent advisor market. We currently support the largest independent advisor base and we believe we have the fourth largest overall advisor base in the United States based on the information available as of the date this Quarterly Report on Form 10-Q has been issued. Through our advisors, we are also one of the largest distributors of financial products in the United States. Our scale is a substantial competitive advantage and enables us to more effectively attract and retain advisors. Our unique business model allows us to invest in more resources for our advisors, increasing their revenues and creating a virtuous cycle of growth. We have 3,374 employees, with primary offices in Boston, Charlotte, and San Diego.
Our Sources of Revenue
Our revenues are derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust, and reporting platforms. We also generate asset-based revenues through our platform of over 11,000 financial products from a broad range of product manufacturers. Under our self-clearing platform, we custody the majority of client assets invested in these financial products, for which we provide statements, transaction processing, and ongoing account management. In return for these services, mutual funds, insurance companies, banks, and other financial product manufacturers pay us fees based on asset levels or number of accounts managed. We also earn interest from margin loans made to our advisors’ clients.
We track recurring revenue, a characterization of net revenue and a statistical measure, which we define to include our revenues from asset-based fees, advisory fees, trailing commissions, cash sweep programs, and certain other fees that are based upon accounts and advisors. Because certain recurring revenues are associated with asset balances, they will fluctuate depending on the market values and current interest rates. These asset balances, specifically related to advisory and asset-based revenues, have a correlation of approximately 60% to the fluctuations of the overall market, as measured by the S&P 500 index. Accordingly, our recurring revenue can be negatively impacted by adverse external market conditions. However, recurring revenue is meaningful to us despite these fluctuations because it is not dependent upon transaction volumes or other activity-based revenues, which are more difficult to predict, particularly in declining or volatile markets.

The table below summarizes the sources of our revenue, the primary drivers of each revenue source, and the percentage of each revenue source that represents recurring revenue:

			Six Months Ended June 30, 2014
	Sources of Revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commission	- Transactions - Brokerage asset levels	$1,070	49%	43%
	Advisory	- Advisory asset levels	$658	30%	99%
Attachment revenue retained by us	Asset-Based - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Client asset levels - Number of accounts	$233	11%	97%
	Transaction and Fee - Transactions - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Number of premium technology subscribers	$182	8%	65%
	Other	- Margin account balances - Alternative investment transactions	$37	2%	30%
	Total Net Revenue		$2,180	100%	67%
	Total Recurring Revenue		$1,463	67%
Commission and Advisory Revenues.  Commission and advisory revenues both represent advisor-generated revenue, generally 85-90% of which is paid to advisors.
Commission Revenues.  We generate two types of commission revenues: transaction-based sales commissions and trailing commissions. Transaction-based sales commission revenues, which occur whenever clients trade securities or purchase various types of investment products, primarily represent gross commissions generated by our advisors. The levels of transaction-based sales commission revenues can vary from period to period based on the overall economic environment, number of trading days in the reporting period, and investment activity of our advisors' clients. We earn trailing commission revenues (a commission that is paid over time, such as 12(b)-1 fees) primarily on mutual funds and variable annuities held by clients of our advisors. Trailing commission revenues are recurring in nature and are earned based on the market value of investment holdings in trail-eligible assets.
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
In addition, we support independent RIAs who conduct their advisory business through separate entities by establishing their own RIA (“Independent RIAs”) pursuant to the Investment Advisers Act of 1940, rather than through LPL Financial. The assets held under these investment advisory accounts custodied with LPL Financial are included in our advisory and brokerage assets, net new advisory assets, and advisory assets under custody metrics. The advisory revenue generated by an Independent RIA is earned by the Independent RIA, and accordingly is not included in our advisory revenue. However, we charge administrative fees to Independent RIAs for clearing and custody of these assets based on the value of assets within these advisory accounts. The administrative fees collected on our Independent RIA platform vary and can reach a maximum of 0.6% of the underlying assets.
Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.
Asset-Based Revenues.  Asset-based revenues are comprised of fees from cash sweep programs, our sponsorship programs with financial product manufacturers, and omnibus processing and networking services. Pursuant to contractual arrangements, uninvested cash balances in our advisors’ client accounts are swept into either insured deposit accounts at various banks or third-party money market funds, for which we receive fees, including administrative and recordkeeping fees based on account type and the invested balances. In addition, we receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales-force education and training efforts. Our omnibus processing and networking revenues represent fees paid to us in exchange for administrative and record-keeping services that we provide to clients of our advisors. Omnibus processing revenues are paid to us by mutual fund product sponsors and are based on the value of custodied assets in advisory accounts and the number of brokerage accounts in which the related mutual fund positions are held. Networking revenues on brokerage assets are correlated to the number of positions we administer and are paid to us by mutual fund and annuity product manufacturers.
Transaction and Fee Revenues.  Revenues earned from transactions and fees primarily consist of transaction fees and ticket charges, subscription fees, Individual Retirement Account ("IRA") custodian fees, contract and license fees, conference fees, and other client account fees. We charge fees to our advisors and their clients for executing certain transactions in brokerage and fee-based advisory accounts. We earn subscription fees for various services provided to our advisors and on IRA custodial services that we provide for their client accounts. We charge administrative fees to our advisors and fees to advisors who subscribe to our reporting services. We charge fees to financial product manufacturers for participating in our training and marketing conferences. In addition, we host certain advisor conferences that serve as training, sales, and marketing events, for which we charge a fee for attendance.
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
Our Operating Expenses
Production Expenses.  Production expenses are comprised of the following: base payout amounts that are earned by and paid out to advisors based on commission and advisory revenues earned on each client's account (collectively, commission and advisory revenues earned by LPL Financial are referred to as gross dealer concessions, or “GDC”); production bonuses earned by advisors based on the levels of commission and advisory revenues they produce; the recognition of share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at each reporting period; a mark-to-market gain or loss on amounts designated by advisors as deferred commissions in a non-qualified deferred compensation plan at each reporting period; and brokerage, clearing, and exchange fees. Our production payout ratio is calculated as production expenses, excluding brokerage, clearing, and exchange fees, divided by GDC.
We characterize components of production payout, which consists of all production expenses except brokerage, clearing, and exchange fees, as either GDC sensitive or non-GDC sensitive. Base payout amounts and production bonuses earned by and paid to advisors are characterized as GDC sensitive because they are variable and highly correlated to the level of our commission and advisory revenues in a particular reporting period. Payout characterized as non-GDC sensitive includes share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at each reporting period, and mark-to-market gains or losses on amounts designated by advisors as deferred commissions in a non-qualified deferred compensation plan. Non-GDC sensitive payout is correlated either to market movement or to the value of our stock. We believe that discussion of production payout, viewed in addition to, and not in lieu of, our production expenses, provides useful information to investors regarding our payouts to advisors.
Compensation and Benefits Expense.  Compensation and benefits expense includes salaries and wages and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.
General and Administrative Expenses.  General and administrative expenses include promotional, occupancy and equipment, professional services, communications and data processing, regulatory fees, and other expenses. General and administrative expenses also include expenses for our hosting of certain advisor conferences that serve as training, sales, and marketing events.
Depreciation and Amortization Expense.  Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of intangible assets established through our acquisitions, as well as fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
Restructuring Charges.  Restructuring charges primarily represent expenses incurred as a result of our expansion of our Service Value Commitment announced in 2013 (see Note 3. Restructuring, within the notes to unaudited condensed consolidated financial statements).

How We Evaluate Our Business
We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our business and key financial metrics are as follows:

	June 30,
	2014	2013	% Change
Business Metrics
Advisors	13,840	13,409	3.2%
Advisory and brokerage assets (in billions)(1)	$465.4	$396.7	17.3%
Advisory assets under custody (in billions)(2)(3)	$167.3	$132.4	26.4%
Net new advisory assets (in billions)(4)	$8.7	$6.7	29.9%
Insured cash account balances (in billions)(3)	$16.1	$16.9	(4.7)%
Money market account balances (in billions)(3)	$6.7	$8.7	(23.0)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Financial Metrics
Revenue growth from prior period	7.2%	12.2%	9.4%	10.2%
Recurring revenue as a % of net revenue(5)	67.6%	65.6%	67.1%	65.5%
Net income (in millions)	$43.1	$45.1	$96.2	$99.8
Earnings per share (diluted)	$0.42	$0.42	$0.94	$0.93
Non-GAAP Measures:
Gross margin (in millions)(6)	$328.7	$305.8	$659.5	$610.9
Gross margin as a % of net revenue(6)	30.1%	30.0%	30.2%	30.6%
Adjusted EBITDA (in millions)	$128.2	$131.0	$269.7	$267.0
Adjusted EBITDA as a % of net revenue	11.7%	12.9%	12.4%	13.4%
Adjusted EBITDA as a % of gross margin(6)	39.0%	42.9%	40.9%	43.7%
Adjusted Earnings (in millions)	$61.8	$65.9	$132.8	$134.0
Adjusted Earnings per share (diluted)	$0.61	$0.61	$1.29	$1.25
_______________

(1)
Advisory and brokerage assets are comprised of assets that are custodied, networked, and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Set forth below are other client assets at June 30, 2014 and 2013, including retirement plan assets, and certain trust and high-net-worth assets, that are custodied with third-party providers and therefore excluded from advisory and brokerage assets (in billions):

	June 30,
	2014	2013
Retirement plan assets(a)	$73.0	$52.1
Trust assets(b)	$3.0	$10.4
High-net-worth assets(c)	$79.6	$65.8
_______________________

(a)
Retirement plan assets are held in retirement plans that are supported by advisors licensed with LPL Financial. At June 30, 2014 and 2013, our retirement plan assets represent assets that are custodied with 34 third-party providers and 27 third-party providers, respectively, of retirement plan administrative services who provide reporting feeds. We estimate the total assets in retirement plans supported to be between $110.0 billion and $120.0 billion at June 30, 2014 and between $75.0 billion and $90.0 billion at June 30, 2013. If we receive reporting feeds in the future from providers for whom we do not currently receive feeds, we intend to include and identify such additional assets in this metric. Since June 30, 2013, we began receiving reporting feeds from seven such providers, which accounted for $7.3 billion of the $20.9 billion increase in retirement plan assets.

(b)	Represents trust assets that are on the comprehensive wealth management platform of the Concord Trust and Wealth Solutions division of LPL Financial (“Concord”).

(c)	Represents high-net-worth assets that are on the comprehensive platform of performance reporting, investment research, and practice management services of Fortigent.

(2)
Advisory assets under custody are comprised of advisory assets under management in our corporate RIA platform and Independent RIA assets in advisory accounts custodied by us. See “Results of Operations” for a tabular presentation of advisory assets under custody.

(3)	Advisory assets under custody, insured cash account balances, and money market account balances are components of advisory and brokerage assets.

(4)
Represents net new advisory assets consisting of funds from new accounts and additional funds deposited into existing advisory accounts that are custodied in our fee-based advisory platforms, less account attrition and funds withdrawn from advisory accounts.

(5)
Recurring revenue, which is a characterization of net revenue and a statistical measure, is derived from sources such as advisory revenues, asset-based revenues, trailing commission revenues, revenues related to our cash sweep programs, interest earned on margin accounts, and technology and service revenues, and is not meant as a substitute for net revenues.

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
We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported GAAP results, provides useful information to investors regarding our performance and overall results of operations for the following reasons:

•
because non-cash equity grants made to employees, officers, and directors at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, share-based compensation expense is not a key measure of our operating performance; and

•
because costs associated with acquisitions and the resulting integrations, debt refinancing, and restructuring and conversions costs can vary from period to period and transaction to transaction, expenses associated with these activities are not considered a key measure of our operating performance.

We use Adjusted EBITDA:

•	as a measure of operating performance;

•	for planning purposes, including the preparation of budgets and forecasts;

•	to allocate resources to enhance the financial performance of our business;

•	to evaluate the effectiveness of our business strategies;

•	in communications with our Board of Directors (the “Board”) concerning our financial performance; and

•	as a factor in determining employee and executive bonuses.
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
Set forth below is a reconciliation from our net income to Adjusted EBITDA, a non-GAAP measure, for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$43,091	$45,091	$96,226	$99,808
Non-operating interest expense	12,914	12,667	25,754	24,827
Provision for income taxes	28,070	29,811	62,482	65,645
Amortization of intangible assets	9,696	9,768	19,412	19,544
Depreciation and amortization of fixed assets	14,122	10,477	26,687	20,475
EBITDA	107,893	107,814	230,561	230,299
EBITDA Adjustments:
Employee share-based compensation expense(1)	5,426	4,486	10,537	8,448
Acquisition and integration related expenses(2)	733	3,282	1,092	3,726
Restructuring and conversion costs(3)	9,377	7,322	16,648	13,585
Debt extinguishment costs(4)	—	7,968	—	7,968
Other(5)	4,770	173	10,838	2,939
Total EBITDA Adjustments	20,306	23,231	39,115	36,666
Adjusted EBITDA	$128,199	$131,045	$269,676	$266,965
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

(3)	Represents organizational restructuring charges, conversion, and other related costs primarily resulting from the expansion of our Service Value Commitment.

(4)
Represents expenses incurred resulting from the early extinguishment and repayment of amounts outstanding under prior senior secured credit facilities and the establishment of new senior secured credit facilities.

(5)
Results for the three and six months ended June 30, 2014 include approximately $3.9 million and $9.2 million, respectively, in parallel rent, property tax, fixed asset disposals, and common area maintenance expenses incurred in connection with our relocation to our San Diego office building. Also included in the three and six months ended June 30, 2014 are $0.5 million in losses on equity investments. Results for the six months ended June 30, 2013 include $2.7 million of severance and termination benefits related to a change in management structure. Other amounts include certain excise and other taxes.
Adjusted Earnings and Adjusted Earnings per share
Adjusted Earnings represents net income before: (a) employee share-based compensation expense, (b) amortization of intangible assets, (c) acquisition and integration related expenses, (d) restructuring and conversion costs, (e) debt extinguishment costs, and (f) other. Reconciling items are tax effected using the income tax rates in effect for the applicable period, adjusted for any potentially non-deductible amounts.
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
We believe that Adjusted Earnings and Adjusted Earnings per share, viewed in addition to, and not in lieu of, our reported GAAP results provide useful information to investors regarding our performance and overall results of operations for the following reasons:

•
because non-cash equity grants made to employees, officers, and directors at a certain price and point in time do not necessarily reflect how our business is performing, the related share-based compensation expense is not a key measure of our current operating performance;

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
Management compensates for the inherent limitations associated with using Adjusted Earnings and Adjusted Earnings per share through disclosure of such limitations, presentation of our financial statements in accordance with GAAP, and reconciliation of Adjusted Earnings to the most directly comparable GAAP measure, net income.

The following table sets forth a reconciliation of net income to the non-GAAP measures Adjusted Earnings and Adjusted Earnings per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$43,091	$45,091	$96,226	$99,808
After-Tax:
EBITDA Adjustments(1)
Employee share-based compensation expense(2)	3,594	3,200	7,112	6,102
Acquisition and integration related expenses(3)	450	2,025	670	946
Restructuring and conversion costs	5,758	4,518	10,222	8,382
Debt extinguishment costs	—	4,916	—	4,916
Other	2,929	106	6,655	1,813
Total EBITDA Adjustments	12,731	14,765	24,659	22,159
Amortization of intangible assets(1)	5,953	6,027	11,919	12,059
Adjusted Earnings	$61,775	$65,883	$132,804	$134,026
Adjusted Earnings per share(4)	$0.61	$0.61	$1.29	$1.25
Weighted-average shares outstanding — diluted	102,029	107,695	102,672	107,465
__________________

(1)
Generally, EBITDA Adjustments and amortization of intangible assets have been tax effected using a federal rate of 35.0% and the applicable effective state rate, which was 3.6% and 3.3%, net of the federal tax benefit, for the periods ended June 30, 2014 and 2013, respectively, except as noted below.

(2)
Represents the after-tax expense of non-qualified stock options for which we receive a tax deduction upon exercise, restricted stock awards and restricted stock units for which we receive a tax deduction upon vesting, and the full expense impact of incentive stock options granted to employees that qualify for preferential tax treatment and conversely for which we do not receive a tax deduction. Share-based compensation expense for vesting of incentive stock options was $0.7 million and $1.1 million for the three months ended June 30, 2014 and 2013, respectively, and $1.7 million and $2.3 million for the six months ended June 30, 2014 and 2013, respectively.

(3)
Represents the after-tax expense of acquisition and related costs for which we receive a tax deduction. In addition, the results for the six months ended June 30, 2013 include a reduction of expense of $3.8 million relating to the fair value of contingent consideration for the stock acquisition of Concord Capital Partners, Inc., that is not deductible for tax purposes.

(4)
Represents Adjusted Earnings, a non-GAAP measure, divided by weighted-average number of shares outstanding on a fully diluted basis. Set forth below is a reconciliation of earnings per share on a fully diluted basis, as calculated in accordance with GAAP, to Adjusted Earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Earnings per share — diluted	$0.42	$0.42	$0.94	$0.93
After-Tax:
EBITDA Adjustments per share	0.13	0.14	0.24	0.21
Amortization of intangible assets per share	0.06	0.05	0.11	0.11
Adjusted Earnings per share	$0.61	$0.61	$1.29	$1.25
Service Value Commitment
The Program
In February 2013, we committed to an expansion of our Service Value Commitment (the “Program”), an ongoing effort to position us for sustainable long-term growth by improving the service experience of our advisors and delivering efficiencies in our operating model. We have assessed our information technology delivery, governance, organization, and strategy and committed to undertake a course of action to reposition our labor force and invest in technology, human capital, marketing, and other key areas to enable future growth.
The Program is expected to be completed in 2015, and we estimate total charges of $65.0 million for technology transformation costs, outsourcing and other related costs, employee severance obligations and other related costs, and non-cash charges for impairment of certain fixed assets related to internally developed software.
We expect to incur approximately $30.3 million of expense during 2014, of which we had incurred $15.7 million as of June 30, 2014, consisting of: $4.4 million for outsourcing and other services such as parallel processing provided by outside consultants; $9.8 million for the implementation of foundational changes to our technology platform and outsourcing of our disaster recovery facilities; and $1.6 million for employee severance and termination benefits related to positions that were outsourced in the first half of 2014 within accounting, data reconciliation, operations, and insurance processing. We remain focused on the next wave of outsourced functions in the remainder of 2014, including additional opportunities in compliance and back office processing activities. By 2015, we expect annual pre-tax savings to approach $30.0 million. See Note 3. Restructuring, within the notes to unaudited condensed consolidated financial statements for additional information regarding the Program.
Derivative Financial Instruments
During the second quarter of 2013, and in conjunction with the Program, we entered into a long-term contractual obligation (the “Agreement”) with a third-party provider to enhance the quality, speed, and cost of our processes by outsourcing certain functions. The Agreement enables the third-party provider to use the services of its affiliates in India to provide services to us. The Agreement provides that we settle the cost of our contractual obligation to the third-party provider each month in U.S. dollars. However, the Agreement provides that on each annual anniversary date, the price for services (as denominated in U.S. dollars) is to be adjusted for the then-current exchange rate between the U.S. dollar and the Indian rupee. Once an annual adjustment is calculated, there are no further modifications to the amounts paid by us to the third-party provider for fluctuations in the exchange rate until the reset on the next anniversary date. The third-party provider bore the risk of currency movement from the date of signing the Agreement until the reset on the first anniversary of its signing, and bears the risk during each period until the next annual reset. We bear the risk of currency movement at each annual reset date following the first anniversary.
Upon completion of the Program, we estimate annual costs for our long-term contractual obligation with the third-party provider to be approximately $10.0 million to $14.0 million annually. We use derivative financial instruments consisting solely of non-deliverable foreign currency contracts, all of which have been designated as cash flow hedges. These instruments are operating effectively as intended and our use of them has mitigated foreign currency risk arising from a substantial portion of our contract obligation with the third-party provider arising from annual anniversary adjustments. We will continue to assess the effectiveness of our use of cash flow hedges to mitigate risk from foreign currency contracts.
See Note 6. Derivative Financial Instruments, within the notes to unaudited condensed consolidated financial statements for additional information regarding our derivative financial instruments.
Acquisitions, Integrations, and Divestitures
From time to time we undertake acquisitions or divestitures outside the ordinary course of business based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. There have been no material acquisitions, integrations, or divestitures during the six months ended June 30, 2014. See our 2013 Annual Report on Form 10-K for 2013 activity.
Economic Overview and Impact of Financial Market Events

Our business is directly and indirectly sensitive to several macro-economic factors, primarily in the United States. One of these factors is the current and expected future level of short-term interest rates, particularly overnight rates. In the second quarter of 2014, the Federal Reserve reaffirmed its view that a highly accommodative stance on monetary policy remains appropriate. In determining how long to maintain the current 0.0% to 0.25% target range for the federal funds rate, the Federal Reserve stated that it will assess both realized and expected progress toward its objectives of maximum employment and 2.0% inflation. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. The Federal Reserve continues to anticipate, based on its assessment of these factors, that it likely will be appropriate to maintain the current target range for the federal funds effective rate for a considerable time after the asset purchase program ends, especially if projected inflation continues to run below the Federal Reserve's 2.0% longer-run goal, and provided that longer-term inflation expectations remain well anchored.
As a result of the accommodative monetary policy, interest rates, including the rate on overnight funds, remain low on a historical basis. The average federal funds effective rate was 9 basis points in the second quarter of 2014, a decrease from the average of 12 basis points in the second quarter of 2013. The low interest rate environment continued to pressure our revenues from our cash sweep programs and continued to diminish investor demand for fixed income securities and fixed annuities.
Another macro-economic factor affecting our business is the valuation of equity securities across the various markets in the United States. The S&P 500 index closed the quarter at 1,960, up 4.7% from its close on March 31, 2014, finished up for the sixth consecutive quarter, and posted its best second-quarter gain since 2009. Investor confidence grew as the economic background continued to improve despite the reduction in the Federal Reserve’s bond-buying program. This helped to lift stock valuations and prompted individual investors to put money into the market at the strongest pace in years. As a result, our advisors maintained strong productivity in the first half 2014. While the equity markets improved, lingering economic worries remain about Federal Reserve monetary policy, U.S. and global growth rates, geopolitical concerns, and policy uncertainty in Washington, D.C.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2014 and 2013. Where appropriate, we have identified specific events and changes that affect comparability or identification or monitoring of trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)
Revenues
Commission	$535,177	$508,399	5.3%	$1,069,751	$993,971	7.6%
Advisory	330,394	298,094	10.8%	657,647	579,320	13.5%
Asset-based	118,537	107,505	10.3%	233,211	211,271	10.4%
Transaction and fee	91,625	88,631	3.4%	181,610	178,009	2.0%
Other	16,996	16,291	4.3%	37,941	31,145	21.8%
Net revenues	1,092,729	1,018,920	7.2%	2,180,160	1,993,716	9.4%
Expenses
Production	763,991	713,115	7.1%	1,520,709	1,382,838	10.0%
Compensation and benefits	104,821	98,227	6.7%	211,169	197,007	7.2%
General and administrative	106,799	84,470	26.4%	201,176	162,241	24.0%
Depreciation and amortization	23,818	20,245	17.6%	46,099	40,019	15.2%
Restructuring charges	9,225	7,332	25.8%	16,545	13,369	23.8%
Total operating expenses	1,008,654	923,389	9.2%	1,995,698	1,795,474	11.2%
Non-operating interest expense	12,914	12,667	1.9%	25,754	24,827	3.7%
Loss on extinguishment of debt	—	7,962	(100.0)%	—	7,962	(100.0)%
Total expenses	1,021,568	944,018	8.2%	2,021,452	1,828,263	10.6%
Income before provision for income taxes	71,161	74,902	(5.0)%	158,708	165,453	(4.1)%
Provision for income taxes	28,070	29,811	(5.8)%	62,482	65,645	(4.8)%
Net income	$43,091	$45,091	(4.4)%	$96,226	$99,808	(3.6)%

Revenues
Commission Revenues
The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Variable annuities	$206,708	$206,081	$627	0.3%
Mutual funds	154,207	146,395	7,812	5.3%
Alternative investments	50,692	46,397	4,295	9.3%
Fixed annuities	42,831	23,178	19,653	84.8%
Equities	26,511	29,104	(2,593)	(8.9)%
Fixed income	22,443	22,314	129	0.6%
Insurance	17,910	21,515	(3,605)	(16.8)%
Group annuities	13,611	13,073	538	4.1%
Other	264	342	(78)	(22.8)%
Total commission revenue	$535,177	$508,399	$26,778	5.3%
The following table sets forth our commission revenue, by sales-based and trailing commission revenue, for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Sales-based	$303,232	$304,654	$(1,422)	(0.5)%
Trailing	231,945	203,745	28,200	13.8%
Total commission revenue	$535,177	$508,399	$26,778	5.3%
Commission revenue increased by $26.8 million, or 5.3%, for the three months ended June 30, 2014 compared with the same period in 2013, due primarily to an increase in sales-based activity for fixed annuities and alternative investments, and increases in trailing revenues for mutual funds and variable and group annuities. Such growth reflects improved investor engagement and strong market conditions, resulting in the increase of the underlying assets.
Fixed annuity sales-based commissions have risen, despite historically low interest rates, as investors have sought income streams with minimal risk to principal. Commissions from fixed annuities also include commissions earned on indexed annuities.
The increase in commission revenues associated with alternative investments during the periods presented reflects investors' preferences for diversification, as income-producing alternative strategies have continued to grow in popularity and investors have sought to diversify their risk exposure away from traditional fixed income and equity assets.

The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Variable annuities	$404,904	$408,523	$(3,619)	(0.9)%
Mutual funds	302,962	287,298	15,664	5.5%
Alternative investments	106,374	86,808	19,566	22.5%
Fixed annuities	89,557	41,772	47,785	114.4%
Equities	55,621	56,460	(839)	(1.5)%
Fixed income	44,427	44,462	(35)	(0.1)%
Insurance	37,322	41,868	(4,546)	(10.9)%
Group annuities	28,221	26,210	2,011	7.7%
Other	363	570	(207)	(36.3)%
Total commission revenue	$1,069,751	$993,971	$75,780	7.6%
The following table sets forth our commission revenue, by sales-based and trailing commission revenue, for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Sales-based	$615,252	$597,516	$17,736	3.0%
Trailing	454,499	396,455	58,044	14.6%
Total commission revenue	$1,069,751	$993,971	$75,780	7.6%
Commission revenue increased by $75.8 million, or 7.6%, for the six months ended June 30, 2014 compared with the same period in 2013. We attribute this growth to the same factors that impacted our quarterly performance for most product categories, which are described above.
Advisory Revenues
The following table summarizes the activity within our advisory assets under custody for the three and six months ended June 30, 2014 and 2013 (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance - Beginning of period	$158.0	$130.2	$151.6	$122.1
Net new advisory assets	4.2	3.7	8.7	6.7
Market impact and other	5.1	(1.5)	7.0	3.6
Balance - End of period	$167.3	$132.4	$167.3	$132.4
Net new advisory assets for the three and six months ended June 30, 2014 and 2013 have only a limited impact on advisory fee revenue for those respective periods, given the comparatively large assets at the beginning of each period. Rather, net new advisory assets are anticipated to be a larger driver of advisory revenue in future reporting periods. Net new advisory assets were $4.2 billion for the three months ended June 30, 2014, resulting from the continued shift by our existing advisors from brokerage towards more advisory business.
Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets under management. Advisory revenues increased by $32.3 million, or 10.8%, for the three months ended June 30, 2014 compared to the same period in 2013. The growth in advisory revenue is due to net new advisory assets resulting from increased investor engagement and strong advisor productivity, newly recruited advisors that were added in the first quarter of 2014, as well as market gains as represented by higher levels of the S&P 500 index on the applicable billing dates in 2014 compared to 2013. The S&P 500 index closed at 1,872 on March 31, 2014, which is a 19.3% increase over the close of 1,569 on March 31, 2013.
The Independent RIA model has continued to attract advisors as they seek the freedom to run their business in a manner that best enables them to meet their clients' needs. This continued shift of advisors to the Independent RIA platform (for which we custody assets but do not earn advisory revenues for managing such assets) has caused the rate of revenue growth of advisory assets under management to lag behind the rate of growth of advisory assets under custody. Advisory revenues do not include fees for advisory services charged by Independent RIA advisors to their clients. Accordingly, there is no corresponding payout. However, there are administrative fees charged to Independent RIA advisors including custody and clearing fees, based on the value of assets.
Advisory revenues increased by $78.3 million, or 13.5%, for the six months ended June 30, 2014 compared with the same period in 2013. This growth is attributable to the same net new advisory asset flows and shift of advisors toward more advisory business that has impacted our quarterly performance, and to a positive market impact for the six months ended June 30, 2014.
The following table summarizes the composition of our advisory assets under custody as of June 30, 2014 and 2013 (in billions):

	June 30,
	2014	2013	$ Change	% Change
Advisory assets under management	$124.2	$106.4	$17.8	16.7%
Independent RIA assets in advisory accounts custodied by LPL Financial	43.1	26.0	17.1	65.8%
Total advisory assets under custody	$167.3	$132.4	$34.9	26.4%
Growth of the Independent RIA assets in advisory accounts custodied by LPL Financial has outpaced the growth in advisory assets under management. This growth is consistent with the industry trend as more advisors shift their business toward the Independent RIA model.
Asset-Based Revenues
Asset-based revenues increased by $11.0 million, or 10.3%, to $118.5 million for the three months ended June 30, 2014 compared with the same period in 2013. Revenues for sponsorship programs and record-keeping services, which are largely based on underlying asset values, increased due to the impact of the higher average market indices on the value of such underlying assets and net new sales of eligible assets. The S&P 500 index for the three months ended June 30, 2014 averaged 1,900, an increase of 18.1% over the average in the prior-year period. Asset-based revenues also include revenues from our cash sweep programs, which decreased by $6.2 million, or 20.1%, to $24.8 million for the three months ended June 30, 2014 from $31.0 million for the three months ended June 30, 2013. The decrease in our cash sweep revenues is a result of fee compression resulting from contract repricing, a year-over-year 3 basis point decline in the average federal funds effective rate to 0.09% for the three months ended June 30, 2014, and a decrease of 1.3% in average assets in our cash sweep programs, which were $23.4 billion and $23.7 billion for the three months ended June 30, 2014 and 2013, respectively.
Asset-based revenues increased by $21.9 million, or 10.4%, to $233.2 million for the six months ended June 30, 2014 compared with the same period in 2013. Revenues for record-keeping services and from product sponsors, which are each largely based on underlying asset values, increased due to the impact of the higher average market indices on the value of such underlying assets and net new sales of eligible assets. The S&P 500 index for the six months ended June 30, 2014 averaged 1,868, an increase of 19.5% over the average in the prior year period. Asset-based revenues also include revenues from our cash sweep programs, which decreased by $13.8 million, or 22.0%, to $48.8 million for the six months ended June 30, 2014 from $62.5 million for the six months ended June 30, 2013. The decrease is due to fee compression that resulted from a repricing of certain contracts that underlie our cash sweep programs. Average assets in our cash sweep programs were $23.8 billion and $23.4 billion for the six months ended June 30, 2014 and 2013, respectively.
Transaction and Fee Revenues
Transaction and fee revenues increased by $3.0 million, or 3.4%, for the three months ended June 30, 2014 compared with the same period in 2013, primarily due to the timing of one of our advisor conferences and increase in the number of advisors.

Transaction and fee revenues increased by $3.6 million, or 2.0%, for the six months ended June 30, 2014 compared with the same period in 2013, due to a 2.8% increase in the average number of advisors and an increase in client retirement accounts.
Other Revenues
Other revenues increased $0.7 million, or 4.3%, to $17.0 million for the three months ended June 30, 2014 compared with the same period in 2013. The primary contributor to such increase for the three months ended June 30, 2014 was alternative investment marketing allowances received from product sponsor programs, which increased by $1.5 million compared to the same period in 2013, driven primarily by increased sales of alternative investments. Other revenue includes gains or losses on assets held for the advisor non-qualified deferred compensation plan. Losses were $0.3 million for the three months ended June 30, 2014, compared to gains of $1.4 million for the three months ended June 30, 2013. The gains or losses on assets held for the advisor non-qualified deferred compensation plan were offset by increases or decreases in non-GDC sensitive production expenses as noted below.
Other revenues increased $6.8 million, or 21.8%, to $37.9 million for the six months ended June 30, 2014 compared to 2013. The primary contributor to such increase for the six months ended June 30, 2014 was direct investment marketing allowances received from product sponsor programs, which increased by $6.1 million compared to the same period in 2013, driven primarily by increased sales of alternative investments. Other revenue includes gains or losses on assets held for the advisor non-qualified deferred compensation plan. Gains were $2.5 million for the six months ended June 30, 2014, compared to gains of $2.7 million for the same period in 2013. The gains or losses on assets held for the advisor non-qualified deferred compensation plan were offset by the increases or decreases in non-GDC sensitive production expenses as noted below.
Expenses
Production Expenses
The following table shows our production payout ratio for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2014	2013		2014	2013
Base payout rate	84.01%	84.06%	(5 bps)	83.99%	83.97%	2 bps
Production based bonuses	2.64%	2.47%	17 bps	2.17%	2.10%	7 bps
GDC sensitive payout	86.65%	86.53%	12 bps	86.16%	86.07%	9 bps
Non-GDC sensitive payout	0.19%	0.47%	(28 bps)	0.46%	0.45%	1 bps
Total Payout Ratio	86.84%	87.00%	(16 bps)	86.62%	86.52%	10 bps
Production expenses increased by $50.9 million, or 7.1%, for the three months ended June 30, 2014 compared with the same period in 2013. The increase correlates with our commission and advisory revenues, which increased by 7.3% during the same period. Our GDC sensitive payout ratio was 86.65% for the three months ended June 30, 2014, compared to 86.53% for the prior-year period. The base payout rate decreased by 5 basis points in part due to the growth of our advisory platform, which on average has a lower base rate than our brokerage platform. The decrease in non-GDC sensitive payout is attributable to decreased advisor share-based compensation for the three months ended June 30, 2014 compared to the same period in 2013 correlating to market movement in our stock and the advisor non-qualified deferred compensation plan as noted above.
Production expenses increased by $137.9 million, or 10.0%, for the six months ended June 30, 2014 compared with the same period in 2013. The increase correlates with our commission and advisory revenues, which increased by 9.8% during the same period. Our production payout was 86.62% for the six months ended June 30, 2014, compared to 86.52% for the prior year period. The increase in non-GDC sensitive payout ratio is attributable to increased advisor share-based compensation for the six months ended June 30, 2014 compared to the same period in 2013 correlating to market movement in our stock and production expenses related to the advisor non-qualified deferred compensation plan as noted above.

Compensation and Benefits Expense
Compensation and benefits expense increased by $6.6 million, or 6.7%, for the three months ended June 30, 2014 compared with the same period in 2013. This was primarily driven by a 10.2% increase in our average number of full-time employees from 3,015 for the three months ended June 30, 2013 to 3,323 for the three months ended June 30, 2014, to support business growth and investments in staffing related to service and compliance.
Compensation and benefits expense increased by $14.2 million, or 7.2%, for the six months ended June 30, 2014 compared with the same period in 2013. Our average number of full-time employees increased 10.6% from 2,972 for the six months ended June 30, 2013 to 3,288 for the six months ended June 30, 2014, due to higher staffing levels to support investments in staffing related to service and compliance and increased levels of advisor and client activities.
General and Administrative Expenses
General and administrative expenses increased by $22.3 million, or 26.4%, to $106.8 million for the three months ended June 30, 2014 compared with the same period in 2013. The primary drivers behind the increase were increases of $11.6 million for professional fees, $4.9 million for business development and promotional expenses, and $3.9 million for parallel rent, property tax, fixed asset disposals, and common area maintenance expenses incurred in connection with the relocation to our San Diego office building. The increase in professional fees include the costs of the investigation, settlement, and remediation of several regulatory matters.
General and administrative expenses increased by $38.9 million, or 24.0%, to $201.2 million for the six months ended June 30, 2014 compared with the same period in 2013. The primary drivers behind the increase were increases of $15.9 million for professional fees, $8.4 million for business development and promotional expenses, and $9.2 million for parallel rent, property tax, fixed asset disposals, and common area maintenance expenses incurred in connection with the relocation to our San Diego office building.
Depreciation and Amortization Expense
For the three and six months ended June 30, 2014, depreciation and amortization increased by $3.6 million, or 17.6%, and $6.1 million, or 15.2%, respectively, compared with the same periods in 2013. The increases were due primarily to capital assets placed into service during the latter half of 2013 related to the San Diego office building and capitalized software.
Restructuring Charges
Restructuring charges increased by $1.9 million, or 25.8%, and $3.2 million, or 23.8%, for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. These charges relate primarily to consulting fees paid to support our technology transformation as well as employee severance obligations and other related costs and non-cash charges for impairment incurred through our expansion of our Service Value Commitment. Refer to Note 3. Restructuring, within the notes to unaudited condensed consolidated financial statements for additional details regarding this matter.
Interest Expense
Interest expense represents non-operating interest expense for our senior secured credit facilities. Interest expense increased $0.2 million, or 1.9%, and $0.9 million, or 3.7%, for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. The increase in interest expense for the 2014 periods is primarily due to the increase in outstanding indebtedness following the amendment to the credit agreement in May 2013.
Loss on Extinguishment of Debt
Losses from the extinguishment of debt totaled $8.0 million for the six months ended June 30, 2013. In May 2013, we refinanced and amended our previous credit agreement and effectively increased our borrowing by approximately $236.1 million, with net proceeds used primarily for working capital requirements and other general corporate purposes. Accordingly, we wrote off $8.0 million of unamortized debt issuance costs that had no future economic benefit related to our prior credit agreement. Refer to Note 8. Debt, within the notes to unaudited condensed consolidated financial statements for additional details regarding this matter.

Provision for Income Taxes
We estimate our full-year effective income tax rate at the end of each reporting period. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The tax rate in any quarter can be affected positively and negatively by adjustments that are required to be reported in the quarter in which resolution of the item occurs. The effective income tax rates reflect the impact of state taxes, settlement contingencies, and expenses that are not deductible for tax purposes.
During the three months ended June 30, 2014, we recorded income tax expense of $28.1 million, compared with $29.8 million in the prior year period. Our effective income tax rate was 39.4% and 39.8% for the three months ended June 30, 2014 and 2013, respectively.
During the six months ended June 30, 2014, we recorded income tax expense of $62.5 million, compared with $65.6 million in the prior year period. Our effective income tax rate was 39.4% and 39.7% for the six months ended June 30, 2014 and 2013, respectively.
Liquidity and Capital Resources
Senior management establishes our liquidity and capital policies. These policies include senior management’s review of short- and long-term cash flow forecasts, review of monthly capital expenditures, and daily monitoring of liquidity for our subsidiaries. Decisions on the allocation of capital are based on, among other things, projected profitability and cash flow, risks of the business, regulatory capital requirements, and future liquidity needs for strategic activities. Our Treasury department assists in evaluating, monitoring, and controlling the business activities that impact our financial condition, liquidity, and capital structure and maintains relationships with various lenders. The objectives of these policies are to support the executive business strategies while ensuring ongoing and sufficient liquidity.
A summary of changes in our cash flow is provided as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash flows provided by (used in):
Operating activities	$116,481	$(4,344)
Investing activities	(41,226)	(33,156)
Financing activities	(153,263)	156,110
Net (decrease) increase in cash and cash equivalents	(78,008)	118,610
Cash and cash equivalents — beginning of period	516,584	466,261
Cash and cash equivalents — end of period	$438,576	$584,871
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.
Net cash provided by or used in operating activities includes net income adjusted for non-cash expenses such as depreciation and amortization, restructuring related charges, share-based compensation, amortization of debt issuance costs, deferred income tax provision, and changes in operating assets and liabilities. Operating assets and liabilities include balances related to settlement and funding of client transactions, receivables from product sponsors, and accrued commissions and advisory expenses due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and clients' behaviors.
Net cash provided by operating activities for the six months ended June 30, 2014 totaled $116.5 million. Net cash used in operating activities for the six months ended June 30, 2013 totaled $4.3 million. The change in cash flows between periods primarily reflects the impact of client trading and settlement activity and represented a net source of funds of $47.8 million in 2014, compared to a net use of funds of $155.2 million in 2013. Cash flows from operating activities for 2014 also included increases in receivables from others and other assets of $17.8 million and $25.9 million, respectively, and a net payment of $36.8 million in accounts payable and accrued liabilities, which included contingent consideration paid to the former shareholders of National Retirement Partners, Inc. The net use of funds in 2013 was offset by net income of $99.8 million, depreciation and amortization of $40.0 million, and a total change of $10.4 million in income taxes receivable and payable.

Net cash used in investing activities for the six months ended June 30, 2014 and 2013 totaled $41.2 million and $33.2 million, respectively. The net cash used in 2014 primarily consisted of $45.9 million in capital expenditures. The net cash used in 2013 included $32.2 million in capital expenditures.
Net cash used in financing activities for the six months ended June 30, 2014 totaled $153.3 million. Net cash provided by financing activities for the six months ended June 30, 2013 totaled $156.1 million. Cash flows used in financing activities in 2014 primarily consisted of $125.0 million for repurchases of common stock and $48.1 million for cash dividends paid, partially offset by $22.3 million in proceeds from stock option exercises. Cash flows provided by financing activities in 2013 include $1,079.0 million in proceeds from the issuance on senior debt, $861.2 million to pay down term loans under our senior secured credit facility, $51.0 million for repurchases of common stock, and $28.8 million of cash dividends paid.
We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, which includes three uncommitted lines of credit available and the revolving credit facility available through our credit agreement, will be adequate to satisfy our working capital needs, the payment of all of our obligations, and the funding of anticipated capital expenditures for the foreseeable future. In addition, we have certain capital adequacy requirements due to our registered broker-dealer entity and bank trust subsidiaries and have met all such requirements and expect to continue to do so for the foreseeable future. We regularly evaluate our existing indebtedness based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms, and general market conditions. Notwithstanding the foregoing, see the Risks Related to our Debt section within Part I, “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K for more information about the risks associated with our debt obligations and their potential effect on our liquidity.
Share Repurchases
The Board has periodically approved share repurchase programs pursuant to which we may repurchase issued and outstanding shares of our common stock. Purchases may be effected in open market or privately negotiated transactions, including transactions with our affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion within the constraints of our credit agreement and general liquidity needs.
For the three months ended June 30, 2014 and 2013, we had the following activity under our approved share repurchase programs (in millions, except share and per share data):

			Three Months Ended June 30,
			2014			2013
Approval Date	Authorized Repurchase Amount	Amount Remaining at June 30, 2014	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost
September 27, 2012	$150.0	$—	—	$—	$—	1,428,576	$36.99	$52.8
May 28, 2013	$200.0	—	—	—	—	—	—	—
February 10, 2014	$150.0	92.9	535,210	46.73	25.0	—	—	—
		$92.9	535,210	$46.73	$25.0	1,428,576	$36.99	$52.8

For the six months ended June 30, 2014 and 2013, we had the following activity under our approved share repurchase programs (in millions, except share and per share data):

			Six Months Ended June 30,
			2014			2013
Approval Date	Authorized Repurchase Amount	Amount Remaining at June 30, 2014	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost
September 27, 2012	$150.0	$—	—	$—	$—	1,583,865	$36.47	$57.8
May 28, 2013	$200.0	—	1,306,288	52.00	67.9	—	—	—
February 10, 2014	$150.0	92.9	1,151,998	49.55	57.1	—	—	—
		$92.9	2,458,286	$50.85	$125.0	1,583,865	$36.47	$57.8
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
Dividends
The payment, timing, and amount of any dividends are subject to approval by our Board as well as certain limits under our credit facilities. Cash dividends per share of common stock and total cash dividends paid quarterly were as follows for the periods indicated (in millions, except per share data):

	2014		2013
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.24	$24.1	$0.135	$14.4
Second quarter	$0.24	$24.0	$0.135	$14.4
On July 29, 2014, the Board declared a cash dividend of $0.24 per share on our outstanding common stock to be paid on August 29, 2014 to all stockholders of record on August 14, 2014.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain at clearing organizations to support these clients’ trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When a client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to re-pledge, loan, or sell securities that collateralize those margin accounts. As of June 30, 2014, we had received collateral primarily in connection with client margin loans with a fair value of approximately $383.2 million, which can be re-pledged, loaned, or sold. Of these securities, approximately $31.3 million had been pledged to the Options Clearing Corporation as collateral to secure certain client obligations related to options positions. Additionally, approximately $172.6 million was held at banks in connection with unutilized secured margin lines of credit at June 30, 2014; these securities may be used as collateral for loans from these banks. The remainder of $179.3 million had not been re-pledged, loaned, or sold, and as of June 30, 2014 there were no restrictions that materially limited our ability to re-pledge, loan, or sell the remaining $351.9 million of client collateral.
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
Our registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At June 30, 2014, LPL Financial's excess net capital was $180.7 million.
LPL Financial also acts as an introducing broker for commodities and futures. Accordingly, its trading activities are subject to the National Futures Association's ("NFA") financial requirements and it is required to maintain net capital that is in excess of or equal to the greatest of NFA's minimum financial requirements. The NFA was designated by the Commodity Futures Trading Commission as LPL Financial's primary regulator for such activities. Currently, the highest NFA requirement is the minimum net capital calculated pursuant to the SEC's Uniform Net Capital Rule.
In addition to the minimum net capital requirements, the SEC and FINRA have established “early warning” capital requirements for broker-dealers that, when exceeded, limit certain activities of the broker-dealer. Early warning requirements provide advance warning that a firm's net capital is dropping toward its minimum requirement, allowing time for initiation of corrective action. For LPL Financial, an early warning level is reached if its net capital falls below 5.0% of aggregate debit balances. At June 30, 2014, LPL Financial's net capital was $187.5 million and its early warning requirement was $17.0 million. LPL Financial typically maintains net capital in excess of the early warning level to maintain its ability to grow its business, demonstrate the stability of its operations, and provide a safeguard in the event of sustained levels of market volatility.
LPL Financial's ability to pay dividends greater than 10% of its excess net capital during any 35-day rolling period requires approval from FINRA. In addition, payment of dividends is restricted if LPL Financial's net capital would be less than the FINRA early warning requirement of 5.0% of aggregate debit balances.
Our subsidiary, PTC, is also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC's operations.
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
In addition, we maintain three uncommitted lines of credit at LPL Financial. Two of the lines have unspecified limits and are primarily dependent on our ability to provide sufficient collateral. The third line had a $200.0 million limit at June 30, 2014 and December 31, 2013, and allows for both collateralized and uncollateralized borrowings. The lines were utilized in 2013; however, there were no balances outstanding at June 30, 2014 or December 31, 2013.
While our term loan is unhedged as of June 30, 2014, the risk of variability on our floating interest rate is partially mitigated by our cash sweep programs and client margin loans, which carry floating interest rates, as well as fees received from our cash sweep programs. At June 30, 2014, our receivables from our advisors’ clients for margin loan activity were approximately $273.7 million, and the balance of deposits in the cash sweep programs was $22.8 billion.
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

As of June 30, 2014, borrowings under the term loans bear interest at the Eurodollar Rate with an applicable interest rate margin of 2.50%. Borrowings under our Revolving Credit Facility bear interest with an applicable interest rate margin of 2.50%. The applicable interest rate margin on Term Loan A and the Revolving Credit Facility could change depending on our total leverage ratio.
In addition to paying interest on outstanding principal under the Credit Agreement, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee rate at June 30, 2014 was 0.50% for our Revolving Credit Facility, but is subject to change depending on our leverage ratio. We must also pay customary letter of credit fees.
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

•
solely in the case of Term Loan B, 50% (percentage will be reduced to 0% if our total leverage ratio is 3.00 to 1.00 or less) of our annual excess cash flow (as defined in the Credit Agreement) adjusted for, among other things, changes in our net working capital (as of June 30, 2014 our total leverage ratio was 2.49).

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
Amortization
At the time we entered into the Credit Agreement, we prepaid all mandatory payments required under Term Loan A with the remaining principal and accrued interest due upon maturity. Term Loan B includes quarterly payments at an annual rate of 1.0% of principal per year with the remaining principal and accrued interest due upon maturity. Any outstanding principal under the Revolving Credit Facility will be due upon maturity.
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
Our Credit Agreement prohibits us from paying dividends and distributions or repurchasing our capital stock except for limited purposes, including, but not limited to payments in connection with: (i) redemption, repurchase, retirement, or other acquisition of our equity interests from present or former officers, managers, consultants, employees and directors upon the death, disability, retirement, or termination of employment of any such person or otherwise in accordance with any stock option or stock appreciation rights plan, any management or employee stock ownership plan, stock subscription plan, employment termination agreement or any employment agreements or stockholders’ agreement, in an aggregate amount not to exceed $10.0 million in any fiscal year plus the amount of cash proceeds from certain equity issuances to such persons, and the amount of certain key-man life insurance proceeds, (ii) franchise taxes, general corporate and operating expenses not to exceed $3.0 million in any fiscal year, and fees and expenses related to any unsuccessful equity or debt offering permitted by the Amended Credit Agreement, (iii) tax liabilities to the extent attributable to our business and our subsidiaries and (iv) dividends and other distributions in an aggregate amount not to exceed the sum of (a) the greater of $250,000,000 or 6.75% of our consolidated total assets, (b) the available amount (as defined in the Credit Agreement), (c) the available equity amount (as defined in the Credit Agreement), and (d) the incremental dividend amount (as defined in the Credit Agreement). Notwithstanding the foregoing, we may make unlimited dividends and distributions provided that after giving pro forma effect thereto, our total leverage ratio does not exceed 2.0. As of June 30, 2014, we have the ability to make dividends and distributions or repurchase our capital stock totaling $381.1 million, subject to approval by the Board.
The share repurchase programs approved in September 2012, May 2013, and February 2014 were authorized by the Board pursuant to item (iv) above. Any future declarations of quarterly cash dividends will be authorized pursuant to item (iv) above.
In addition, our financial covenant requirements include a total leverage ratio test and an interest coverage ratio test. Each of our financial ratios is measured at the end of each fiscal quarter. Our Credit Agreement provides us with a right to cure in the event we fail to comply with our leverage ratio test or our interest coverage ratio test. We must exercise this right to cure within ten days of the delivery of our quarterly certificate calculating the financial ratios for that quarter.
The leverage ratio test and interest coverage ratio test use a Credit Agreement Adjusted EBITDA, which starts with Adjusted EBITDA and then excludes the recognition of share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at each reporting period as well as other items, including employee severance costs, employee signing costs, and employee retention or completion bonuses.
Our covenant requirements and actual ratios as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
Financial Ratio	Covenant Requirement	Actual Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	4.25	2.49	4.25	2.34
Interest Coverage (Minimum)	3.00	10.68	3.00	10.91
As of June 30, 2014 and December 31, 2013 we were in compliance with all of our covenant requirements.
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
Contractual Obligations
In March 2014 we entered into a lease agreement for additional office space in Charlotte, North Carolina with a lease commencement date of March 1, 2014 and an expiration date of February 28, 2017. Future minimum payments for this lease commitment are $0.4 million, $1.0 million, $1.1 million, and $0.2 million, for the years 2014, 2015, 2016, and 2017, respectively.
In the three months ended June 30, 2014 there have been no material changes in our contractual obligations, other than in the ordinary course of business, from those above or disclosed in our 2013 Annual Report on Form 10-K. See Note 8. Debt and Note 9. Commitment and Contingencies, within the notes to unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K, for further detail on operating lease obligations and obligations under noncancelable service contracts.

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
At June 30, 2014, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.
Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2013 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), which changes the requirements for reporting discontinued operations that may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results when any of the following criteria is met with respect to the disposal: it can be classified as held for sale, disposed of by sale, or disposed of other than by sale (such as by abandonment, or in a distribution to owners in a spinoff). ASU 2014-08 will become effective for us beginning January 1, 2015. We do not anticipate that the adoption of ASU 2014-08 will have a material impact on its results of operations, financial condition, or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 will become effective for us beginning January 1, 2017 and early adoption is not permitted. We are currently evaluating the potential impact of ASU 2014-09 on its consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 will become effective for us beginning January 1, 2016 and early adoption is permitted. We do not anticipate that the adoption of ASU 2014-08 will have a material impact on its results of operations, financial condition, or cash flows.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We maintain trading securities owned and securities sold, but not yet purchased in order to facilitate client transactions, to meet a portion of our clearing deposit requirements at various clearing organizations, and to track the performance of our research models. These securities include mutual funds, debt securities issued by the U.S. government, money market funds, corporate debt securities, certificates of deposit, and equity securities.
Changes in the value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices, and the correlation among these factors. We manage our trading inventory by product type. Our activities to facilitate client transactions generally involve mutual fund activities, including dividend reinvestments. The balances are based on pending client activities that which are monitored by our Client Support Services department. Because these positions arise from pending client transactions, there are no specific trading or position limits. Positions held to meet clearing deposit requirements consist of U.S. government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlement area within our Client Support Services department. Our research department develops model portfolios that are used by advisors in developing client portfolios. We currently maintain approximately 185 accounts based on model portfolios. At the time a portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum for a client. Account minimums vary by product and can range from $10,000 to $250,000 per model. We utilize these positions to track the performance of the research department. The limits on this activity are established at the inception of each new model.
At June 30, 2014, the fair value of our trading securities owned were $11.0 million. Securities sold, but not yet purchased were $0.1 million at June 30, 2014. The fair value of securities included within other assets were $71.7 million at June 30, 2014. See Note 4. Fair Value Measurements, within the notes to unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased and other assets associated with our client facilitation activities. See Note 5. Held-to-Maturity Securities, within the notes to unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.
We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trailing commissions are paid, and assets eligible for sponsor payments.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of June 30, 2014, all of the outstanding debt under our Credit Agreement, $1.5 billion, was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at June 30, 2014 (in thousands):

	Outstanding at Variable Interest Rates	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans		Points	Points	Points	Points
Term Loan A(1)	$459,375	$459	$1,148	$2,297	$4,594
Term Loan B(2)	1,070,302	—	—	934	6,265
Variable Rate Debt Outstanding	$1,529,677	$459	$1,148	$3,231	$10,859
_______________________

(1)	The variable interest rate for Term Loan A is the one-month LIBOR, designated at 0.15%, plus the applicable interest rate margin of 2.50%.

(2)
The variable interest rate for Term Loan B is the greater of the LIBOR rate for the period selected (one-, three-, six-, nine-, or twelve-month) or 0.75%, plus the applicable interest rate margin of 2.50%. As of June 30, 2014, we elected the six-month LIBOR, which was less than 0.75%; as a result, the variable interest rate for Term Loan B was 0.75%, plus the applicable interest rate margin of 2.50%.

We offer our advisors and their clients two primary cash sweep programs that are interest rate sensitive: our insured cash programs and money market sweep vehicles involving multiple money market fund providers. Our insured cash programs use multiple non-affiliated banks to provide up to $1.5 million ($3.0 million in joint accounts) of FDIC insurance for client deposits custodied at the banks. While clients earn interest for balances on deposit in the insured cash programs, we earn a fee. Our fees from the insured cash programs are based on prevailing interest rates in the current interest rate environment. Changes in interest rates and fees for the insured cash programs are monitored by our fee and rate setting committee (the “FRS committee”), which governs and approves any changes to our fees. By meeting promptly after interest rates change, or for other market or non-market reasons, the FRS committee balances financial risk of the insured cash programs with products that offer competitive client yields. However, as short-term interest rates hit lower levels, the FRS committee may be compelled to set lower fees.

The average Federal Reserve effective federal funds rate (“FFER”) for the three months ended June 30, 2014 was 0.09%. The following table reflects the approximate annual impact to asset-based revenues on our insured cash programs (assuming that client balances at June 30, 2014 remain unchanged) of an upward or downward change in short-term interest rates of one basis point (dollars in thousands):

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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our loss on margin accounts is immaterial and did not exceed $0.1 million during the six months ended June 30, 2014 and 2013. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Operational Risk
Operational risk is defined as the risk of loss from the failure of internal controls, people, processes, procedures, or third parties. We operate in diverse markets and are reliant on the ability of our employees and systems, as well as third-party service providers and their systems, to process a large number of transactions effectively. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and in light of increasing reliance on third-party service providers and electronic data processing and communications systems. In the event of a breakdown, unauthorized access, or improper operation of systems or improper action by employees, advisors, or third-party service providers, we could suffer financial loss, data loss, regulatory sanctions and damage to our reputation. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits. Notwithstanding the foregoing, please consult the Risks Related to our

Technology section within Part I, “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K for more information about the risks associated with our technology, including risks related to security, and the potential related effects on our operations.
Regulatory and Legal Risk
The regulatory environment in which we operate is discussed in detail within Part I, “Item 1, Business Section” in our 2013 Annual Report on Form 10-K. In recent quarters, and during the period presented in this Quarterly Report on Form 10-Q, we have observed regulators broaden the scope, frequency, and depth of their examinations to include greater emphasis on the quality and consistency of the industry’s execution of policies and procedures. Please consult the Risks Related to Our Regulatory Environment section within Part I, “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K for more information about the risks associated with operating within our regulatory environment, and the potential related effects on our operations.
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
Risk Oversight Committee of LPL Financial. The Audit Committee has mandated that the ROC oversee our risk management activities, including those of our subsidiaries. As of July 30, 2014, the Chief Risk Officer of LPL Financial serves as chair, and an Executive Vice President, Deputy General Counsel of LPL Financial serves as vice chair, of the ROC, which generally meets on a monthly basis with ad hoc meetings as necessary. As of July 30, 2014, each member of the Management Committee of LPL Financial and the three other Managing Directors (Managing Director, Chief Investment Officer; Managing Director, Independent Advisor Services; and Managing Director, Institution Services) serve on the ROC. Additional members of the Company’s senior management team are also included as ex-officio members, representing the key control areas of the Company. These individuals include, but are not limited to, the Chief Compliance Officer, Brokerage; the Chief Compliance Officer, Advisory; the Chief Information Security Officer; and the Chief Privacy Officer of LPL Financial. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries, and that the ROC thoroughly reviews significant matters relating to risk priorities, policies and control procedures and related exceptions, certain new and complex products and business arrangements, transactions with significant risk elements, and identified emerging risks.
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
Business Line Management. Each business line is responsible for managing its risk, and business line management is responsible for keeping senior management, including the members of the ROC, informed of operational risk and escalating risk matters (as defined by the Company’s escalation policies). We regularly conduct firm-wide escalation training for our employees. Certain business lines, including Client Support Services and Business Technology Services, have dedicated personnel with responsibilities for monitoring and managing risk-related matters. Business lines are subject to oversight by the control groups, and the Finance, Legal, Business Technology Services and Human Capital departments also execute certain control functions and report matters to the ROC, Audit Committee, and Board, as appropriate.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes in the information regarding the Company’s risks, as set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2013 Annual Report on Form 10-K, except for the following revised risk factor which appeared in Part I, “Item 1A. Risk Factors” in the Company's 2013 Annual Report on Form 10-K, and which has been revised to reflect the declassification of the Board that occurred during the current reporting period:
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

•	the required approval of holders of at least two-thirds of the shares entitled to vote at an election of the directors to remove directors; and

•
the ability of our board of directors to designate the terms of and issue new series of preferred stock, without stockholder approval, which could be used to institute a rights plan, or a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in the acquisition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases on a monthly basis during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
April 1, 2014 through April 30, 2014	535,210	$46.73	535,210	$92,927,054
May 1, 2014 through May 31, 2014	—	$—	—	$—
June 1, 2014 through June 30, 2014	—	$—	—	$—
April 1, 2014 through June 30, 2014	535,210	$46.73	535,210	$92,927,054
____________________

(1)	See Note 10. Stockholders' Equity, within the notes to unaudited condensed consolidated financial statements for additional information.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On July 28, 2014, our subsidiary LPL Financial LLC (“LPL Financial”) entered into an amendment (the “Amendment”) to its existing master subscription agreement (the "Agreement") with Thomson Reuters (Markets) LLC (“Thomson”). Under the Agreement, Thomson provides LPL Financial with operational support, including data processing services for securities transactions and back office processing support. The Amendment extends the term of the Agreement to January 1, 2019 and amends a schedule to the Agreement, for which we previously received confidential treatment pursuant to an order granted by the Securities and Exchange Commission on November 17, 2010. We have requested an order granting confidential treatment of the Amendment’s schedule in accordance with 5 U.S.C. § 552(b)(4), 17 C.F.R. § 200.80(b)(4) and Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
The foregoing summary of the terms of the Amendment is qualified in its entirety by the Amendment, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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
3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File Number 001-34963) on May 9, 2014, and incorporated herein by reference)

3.4	Fifth Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File Number 001-34963) on March 12, 2014 and incorporated herein by reference)
10.1	First Amendment dated July 28, 2014 to Master Subscription Agreement dated as of January 5, 2009 between LPL Financial Corporation and Thomson Financial LLC* †
10.2	Non-Employee Director Compensation Policy dated as of May 8, 2014*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition
____________________

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	July 30, 2014	By:	/s/ MARK S. CASADY
Mark S. Casady
Chairman and Chief Executive Officer

Date:	July 30, 2014	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
Chief Financial Officer