Form 10-Q
period 2014-09-30
LPL Financial Holdings Inc.
filed 2014-10-30
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of October 27, 2014 was 98,808,921.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company's future financial and operating results, growth, business strategies, plans, liquidity, future share repurchases, and future dividends, including statements regarding projected savings, projected expenses, and anticipated improvements to the Company's operating model, services, and technology as a result of the Service Value Commitment, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company's historical performance and its plans, estimates, and expectations as of October 30, 2014. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of brokerage and advisory assets; fluctuations in levels of net new advisory assets and the related impact on fee revenue; effects of competition in the financial services industry; changes in the number of the Company's financial advisors and institutions, and their ability to market effectively financial products and services; changes in interest rates and fees payable by banks participating in the Company's cash sweep program, including the Company's success in negotiating agreements with current or additional counterparties; changes in the growth of the Company’s fee-based business; the effect of current, pending and future legislation, regulation and regulatory actions, including disciplinary actions imposed by federal and state securities regulators and self-regulatory organizations; the costs of settling and remediating issues related to pending or future regulatory matters; the Company's success in integrating the operations of acquired businesses; execution of the Company's plans related to the Service Value Commitment, including the Company's ability to successfully transform and transition business processes to third party service providers; the Company's success in negotiating and developing commercial arrangements with third party service providers that will enable the Company to realize the service improvements and efficiencies expected to result from the Service Value Commitment; the performance of third party service providers to which business processes are transitioned from the Company; the Company's ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company's 2013 Annual Report on Form 10-K, as may be amended or updated in our Quarterly Reports on Form 10-Q. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report, even if its estimates change, and you should not rely on statements contained herein as representing the Company's views as of any date subsequent to the date of this quarterly report.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Commission	$520,388	$527,419	$1,590,139	$1,521,390
Advisory	340,369	299,101	998,016	878,421
Asset-based	121,283	107,447	354,494	318,718
Transaction and fee	94,674	93,799	276,284	271,808
Interest income, net of interest expense	4,727	4,509	14,279	13,343
Other	7,793	20,937	36,182	43,248
Total net revenues	1,089,234	1,053,212	3,269,394	3,046,928
EXPENSES:
Commission and advisory	746,001	724,835	2,242,206	2,086,075
Compensation and benefits	106,290	102,310	317,459	299,317
Promotional	36,669	36,807	93,581	85,276
Depreciation and amortization	24,519	21,432	70,618	61,451
Occupancy and equipment	19,043	16,568	62,922	49,649
Professional services	38,174	18,955	82,736	47,588
Brokerage, clearing and exchange	12,090	11,360	36,594	32,958
Communications and data processing	11,476	11,017	32,598	31,401
Regulatory fees and other	8,476	8,234	25,437	23,339
Restructuring charges	9,928	6,482	26,473	19,851
Other	8,218	20,547	25,958	37,116
Total operating expenses	1,020,884	978,547	3,016,582	2,774,021
Non-operating interest expense	12,897	13,363	38,651	38,190
Loss on extinguishment of debt	—	—	—	7,962
Total expenses	1,033,781	991,910	3,055,233	2,820,173
INCOME BEFORE PROVISION FOR INCOME TAXES	55,453	61,302	214,161	226,755
PROVISION FOR INCOME TAXES	22,181	23,671	84,663	89,316
NET INCOME	$33,272	$37,631	$129,498	$137,439
EARNINGS PER SHARE (NOTE 12)
Earnings per share, basic	$0.33	$0.36	$1.29	$1.30
Earnings per share, diluted	$0.33	$0.36	$1.26	$1.29
Weighted-average shares outstanding, basic	100,052	104,271	100,519	105,670
Weighted-average shares outstanding, diluted	101,834	105,705	102,384	106,934
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET INCOME	$33,272	$37,631	$129,498	$137,439
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of ($63), ($155), $863, and ($155) for the three and nine months ended September 30, 2014 and 2013, respectively	(101)	(250)	1,361	(250)
Reclassification adjustment for realized gain on cash flow hedges included in net income, net of tax expense of $85, $0, $113, and $0 for the three and nine months ended September 30, 2014 and 2013, respectively	(135)	—	(180)	—
Total other comprehensive income (loss), net of tax	(236)	(250)	1,181	(250)
TOTAL COMPREHENSIVE INCOME	$33,036	$37,381	$130,679	$137,189

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except par value)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$459,494	$516,584
Cash and securities segregated under federal and other regulations	418,507	512,351
Receivables from:
Clients, net of allowance of $1,237 at September 30, 2014 and $588 at December 31, 2013	342,304	373,675
Product sponsors, broker-dealers and clearing organizations	178,439	174,070
Others, net of allowance of $9,383 at September 30, 2014 and $7,091 at December 31, 2013	281,411	272,018
Securities owned:
Trading — at fair value	12,926	8,964
Held-to-maturity	9,345	6,853
Securities borrowed	8,327	7,102
Income taxes receivable	25,404	—
Fixed assets, net of accumulated depreciation and amortization of $300,823 at September 30, 2014 and $263,321 at December 31, 2013	207,413	189,059
Debt issuance costs, net of accumulated amortization of $10,991 at September 30, 2014 and $7,751 at December 31, 2013	13,040	16,281
Goodwill	1,365,838	1,361,361
Intangible assets, net of accumulated amortization of $295,332 at September 30, 2014 and $266,285 at December 31, 2013	440,526	464,522
Other assets	155,193	139,991
Total assets	$3,918,167	$4,042,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$135,095	$194,971
Payables to clients	565,221	565,204
Payables to broker-dealers and clearing organizations	38,315	43,157
Accrued commission and advisory expenses payable	143,024	135,149
Accounts payable and accrued liabilities	287,219	301,644
Income taxes payable	—	4,320
Unearned revenue	68,817	73,739
Securities sold, but not yet purchased — at fair value	18	211
Senior secured credit facilities	1,526,967	1,535,096
Deferred income taxes, net	90,119	89,369
Total liabilities	2,854,795	2,942,860
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 118,124,141 shares issued at September 30, 2014 and 117,112,465 shares issued at December 31, 2013	118	117
Additional paid-in capital	1,346,701	1,292,374
Treasury stock, at cost — 18,187,765 shares at September 30, 2014 and 15,216,301 shares at December 31, 2013	(655,822)	(506,205)
Accumulated other comprehensive income	1,296	115
Retained earnings	371,079	313,570
Total stockholders’ equity	1,063,372	1,099,971
Total liabilities and stockholders’ equity	$3,918,167	$4,042,831
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2012	115,714	$116	$1,228,075	9,422	$(287,998)	$—	$199,827	$1,140,020
Net income and other comprehensive loss, net of tax expense						(250)	137,439	137,189
Treasury stock purchases				4,910	(184,318)			(184,318)
Cash dividends on common stock							(48,672)	(48,672)
Stock option exercises and other	1,140	1	27,623	(19)	663		(98)	28,189
Share-based compensation			17,330					17,330
Excess tax benefits from share-based compensation			1,919					1,919
BALANCE — September 30, 2013	116,854	$117	$1,274,947	14,313	$(471,653)	$(250)	$288,496	$1,091,657

BALANCE — December 31, 2013	117,112	$117	$1,292,374	15,216	$(506,205)	$115	$313,570	$1,099,971
Net income and other comprehensive income, net of tax expense						1,181	129,498	130,679
Issuance of common stock to settle restricted stock units, net	40	1		13	(674)			(673)
Treasury stock purchases				2,990	(150,021)			(150,021)
Cash dividends on common stock							(72,104)	(72,104)
Stock option exercises and other	972		24,141	(31)	1,078		115	25,334
Share-based compensation			22,649					22,649
Excess tax benefits from share-based compensation			7,537					7,537
BALANCE — September 30, 2014	118,124	$118	$1,346,701	18,188	$(655,822)	$1,296	$371,079	$1,063,372
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$129,498	$137,439
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash items:
Depreciation and amortization	70,618	61,451
Amortization of debt issuance costs	3,241	3,285
Share-based compensation	22,649	17,330
Loss on disposal of fixed assets	1,282	154
Excess tax benefits related to share-based compensation	(7,666)	(1,919)
Provision for bad debts	2,124	1,911
Deferred income tax provision	585	(9,850)
Loss on extinguishment of debt	—	7,962
Net changes in estimated fair value of contingent consideration obligations	—	4,131
Loan forgiveness	20,326	1,001
Closure of NestWise	—	9,294
Other	2,057	731
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	93,844	149,390
Receivables from clients	30,723	28,447
Receivables from product sponsors, broker-dealers and clearing organizations	(4,369)	368
Receivables from others	(31,195)	(14,472)
Securities owned	(3,999)	(1,373)
Securities borrowed	(1,225)	(1,168)
Other assets	(8,534)	625
Drafts payable	(59,876)	(24,981)
Payables to clients	17	(211,422)
Payables to broker-dealers and clearing organizations	(4,842)	(29,988)
Accrued commission and advisory expenses payable	7,875	142
Accounts payable and accrued liabilities	(11,580)	13,697
Income taxes receivable/payable	(22,187)	(1,896)
Unearned revenue	(4,922)	1,666
Securities sold, but not yet purchased	(193)	(48)
Net cash provided by operating activities	$224,251	$141,907

Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(69,830)	$(40,787)
Purchase of intangible assets	(9,000)	—
Proceeds from disposal of fixed assets	7,123	—
Purchase of securities classified as held-to-maturity	(6,749)	(2,495)
Proceeds from maturity of securities classified as held-to-maturity	4,250	5,900
Deposits of restricted cash	(6,049)	(1,500)
Release of restricted cash	141	613
Purchases of minority interest investments	—	(2,500)
Net cash used in investing activities	(80,114)	(40,769)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured credit facilities	(8,129)	(863,869)
Proceeds from senior secured credit facilities	—	1,078,957
Payment of debt issuance costs	—	(2,461)
Payment of contingent consideration	(3,300)	—
Tax payments related to settlement of restricted stock units	(673)	—
Repurchase of common stock	(150,021)	(175,722)
Dividends on common stock	(72,104)	(48,672)
Excess tax benefits related to share-based compensation	7,666	1,919
Proceeds from stock option exercises and other	25,334	28,189
Net cash (used in) provided by financing activities	(201,227)	18,341
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(57,090)	119,479
CASH AND CASH EQUIVALENTS — Beginning of period	516,584	466,261
CASH AND CASH EQUIVALENTS — End of period	$459,494	$585,740
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$38,877	$38,433
Income taxes paid	$109,805	$100,999
NONCASH DISCLOSURES:
Fixed assets acquired under build-to-suit lease	$8,114	$9,088
Discount on proceeds from senior secured credit facilities recorded as debt issuance costs	$—	$4,893
Pending settlement of treasury stock purchases	$—	$8,596
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
The Company’s significant accounting policies are included in Note 2. Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to these accounting policies during the first nine months of 2014.
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
Fair Value of Financial Instruments — The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness. The Company carries its held-to-maturity securities and indebtedness at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 4. Fair Value Measurements, for additional detail regarding the Company’s fair value measurements. As of September 30, 2014, the carrying amount and fair value of the Company’s indebtedness was approximately $1,527.0 million and $1,513.1 million, respectively. As of December 31, 2013, the carrying amount and fair value was approximately $1,535.1 million and $1,533.3 million, respectively.
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
The Company estimates total charges in connection with the Program will approach $65.0 million. These expenditures are comprised of outsourcing and other related costs, technology transformation costs, employee severance obligations and other related costs, as well as non-cash charges for impairment of certain fixed assets related to internally developed software.
The following table summarizes the balance of accrued expenses and the changes in the accrued amounts for the Program as of and for the nine months ended September 30, 2014 (in thousands):

	Accrued Balance at December 31, 2013	Costs Incurred	Payments	Accrued Balance at September 30, 2014	Cumulative Costs Incurred to Date	Total Expected Restructuring Costs
Outsourcing and other related costs	$1,424	$5,045	$(6,106)	$363	$20,326	$26,000
Technology transformation costs	1,753	15,954	(14,252)	3,455	25,223	27,000
Employee severance obligations and other related costs	820	4,363	(1,595)	3,588	6,821	11,000
Asset impairments	—	—	—	—	842	1,000
Total	$3,997	$25,362	$(21,953)	$7,406	$53,212	$65,000
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the nine months ended September 30, 2014.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At September 30, 2014, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At September 30, 2014, the Company did not adjust prices received from the independent third-party pricing services.
Other Assets — The Company’s other assets include: (1) deferred compensation plan assets that are invested in money market and other mutual funds, which are actively traded and valued based on quoted market prices; (2) certain non-traded real estate investment trusts and auction rate notes, which are valued using quoted prices for identical or similar securities and other inputs that are observable or can be corroborated by observable market data; and (3) cash flow hedges, which are measured using quoted prices for similar cash flow hedges, taking into account counterparty credit risk and the Company's own non-performance risk.
Accounts Payable and Accrued Liabilities — The Company's accounts payable and accrued liabilities include contingent consideration liabilities that are measured using Level 3 inputs.
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
At September 30, 2014:
Assets
Cash equivalents	$109,742	$—	$—	$109,742
Securities owned — trading:
Money market funds	310	—	—	310
Mutual funds	7,497	—	—	7,497
Equity securities	250	—	—	250
Debt securities	—	69	—	69
U.S. treasury obligations	4,800	—	—	4,800
Total securities owned — trading	12,857	69	—	12,926
Other assets	71,145	4,709	—	75,854
Total assets at fair value	$193,744	$4,778	$—	$198,522
Liabilities
Securities sold, but not yet purchased:
Equity securities	$8	$—	$—	$8
Debt securities	—	10	—	10
Total securities sold, but not yet purchased	8	10	—	18
Accounts payable and accrued liabilities	—	—	527	527
Total liabilities at fair value	$8	$10	$527	$545

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
The amortized cost, gross unrealized loss or gain, and fair value of securities held-to-maturity were as follows (in thousands):

	September 30, 2014	December 31, 2013
Amortized cost	$9,345	$6,853
Gross unrealized loss	(28)	(58)
Fair value	$9,317	$6,795
At September 30, 2014, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$3,849	$4,996	$500	$9,345
U.S. government notes — at fair value	$3,850	$4,982	$485	$9,317
6.    Derivative Financial Instruments
In May 2013, in conjunction with its Service Value Commitment program, the Company entered into a long-term contractual obligation (the “Agreement”) with a third-party provider to enhance the quality, speed, and cost of processes by outsourcing certain functions. The Agreement enables the third-party provider to use the services of its affiliates in India to provide services to the Company and provides for the Company to settle the cost of its contractual obligation to the third-party provider in U.S. dollars each month. However, the Agreement provides that on each annual anniversary date of the signing of the Agreement, the price for services (denominated in U.S. dollars) is to be adjusted for the then-current exchange rate between the U.S. dollar (“USD”) and the Indian rupee (“INR”). The Agreement provides that, once an annual adjustment is calculated, there are no further modifications to the amounts paid by the Company to the third-party provider for fluctuations in the exchange rate between the USD and the INR until the reset on the next anniversary date of the signing of the Agreement.
The third-party provider bore the risk of currency movement from the date of signing the Agreement until the reset on the first anniversary of its signing, and bears such risk during each period until the next annual reset date. The Company bears the risk of currency movement at each of the annual reset dates following the first anniversary.
To mitigate foreign currency risk arising from these annual anniversary events, the Company entered into four non-deliverable foreign currency contracts, all of which have been designated as cash flow hedges. The first cash flow hedge, with a notional amount of 560.4 million INR, or $8.5 million, settled in June 2014. The Company received a settlement of $1.0 million that will be reclassified out of accumulated other comprehensive income and recognized in net income ratably over a 12-month period ending May 31, 2015 to match the timing of the underlying hedged item.
The details related to the remaining non-deliverable foreign currency contracts at September 30, 2014 are as follows (in millions, except foreign exchange rate):

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

	September 30, 2014	December 31, 2013
Cash flow hedges	$1,549	$187
7.    Goodwill and Other Intangible Assets
Goodwill and intangible assets were a result of various acquisitions. See Note 9. Goodwill and Other Intangible Assets, in the Company's 2013 Annual Report on Form 10-K for a discussion of the components of goodwill and additional information regarding intangible assets.
8.    Debt
Senior Secured Credit Facilities — On May 13, 2013, the Company entered into the First Amendment and Incremental Assumption Agreement (“Credit Agreement”) with its wholly owned subsidiary, LPL Holdings, Inc., and other parties thereto. The Credit Agreement amended the Company's previous credit agreement, which was dated March 29, 2012. See Note 17. Subsequent Events, for details regarding the amendment of the Credit Agreement.
The Credit Agreement provides for a term loan A (“Term Loan A”), a term loan B (“Term Loan B”), and a revolving credit facility (“Revolving Credit Facility”). Term Loan A had an initial principal amount of $459.4 million maturing on March 29, 2017; Term Loan B had an initial principal amount of $1,083.9 million maturing on March 29, 2019; and the Revolving Credit Facility has a borrowing capacity of $250.0 million maturing on March 29, 2017.
At the time the Company entered into the Credit Agreement, all mandatory payments required under Term Loan A were prepaid, with the remaining principal and accrued interest due upon maturity. Term Loan B includes quarterly payments at an annual rate of 1.0% of principal per year, with the remaining principal and accrued interest due upon maturity.
Borrowings under Term Loan A and Term Loan B bear interest at a base rate equal to a LIBOR based rate (the “Eurodollar Rate”) plus the applicable interest rate margin, or an alternative base rate (“ABR”) plus the applicable interest rate margin. The Eurodollar Rate with respect to Term Loan B shall in no event be less than 0.75%. The ABR is equal to the greatest of (a) the prime rate in effect on such day; (b) the effective federal funds rate in effect on such day plus 0.50%; (c) the Eurodollar Rate plus 1.00%; or (d) solely in the case of Term Loan B, 1.75%. The Company may repay outstanding loans under its Credit Agreement at any time without premium or penalty, other than customary “breakage” costs with respect to Eurodollar Rate loans.
As of September 30, 2014, borrowings under the term loans bore interest at the Eurodollar Rate with an applicable interest rate margin of 2.50%. The Company’s outstanding borrowings were as follows (dollars in thousands):

		September 30, 2014			December 31, 2013
	Maturity	Balance	Interest Rate		Balance	Interest Rate
Senior secured term loans:
Term Loan A	3/29/2017	$459,375	2.65%	(1)	$459,375	2.67%	(3)
Term Loan B	3/29/2019	1,067,592	3.25%	(2)	1,075,721	3.25%	(4)
Total borrowings		1,526,967			1,535,096
Less current portion		10,839			10,839
Long-term borrowings — net of current portion		$1,516,128			$1,524,257
_____________________

(1)	As of September 30, 2014, the Eurodollar Rate for Term Loan A was 0.15%.

(2)	As of September 30, 2014, the elected LIBOR was less than 0.75%; as a result, the Eurodollar Rate for Term Loan B was 0.75%.

(3)	As of December 31, 2013, the Eurodollar Rate for Term Loan A was 0.17%.

(4)	As of December 31, 2013, the elected LIBOR was less than 0.75%; as a result, the Eurodollar Rate for Term Loan B was 0.75%.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2014, the Revolving Credit Facility was being used to support the issuance of $21.5 million of irrevocable letters of credit for the construction of the Company's San Diego office building and other items, with an applicable interest rate margin of 2.50%. The remaining available balance of $228.5 million was undrawn at September 30, 2014.
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of September 30, 2014, the Company was in compliance with such covenants.
Bank Loans Payable — The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200.0 million limit, and allows for both collateralized and uncollateralized borrowings. The lines have not been utilized in 2014, but were utilized in 2013; however, there were no balances outstanding at September 30, 2014 or December 31, 2013.
The following summarizes borrowing activity in the revolving and uncommitted line of credit facilities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average balance	$—	$80	$—	$4,637
Weighted-average interest rate	—%	1.50%	—%	1.80%
9.    Commitments and Contingencies
Leases — The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $6.5 million and $4.8 million for the three months ended September 30, 2014 and 2013, respectively, and $23.5 million and $14.7 million for the nine months ended September 30, 2014 and 2013, respectively.
In March 2014 the Company entered into a lease agreement for additional office space in Charlotte, North Carolina with a lease commencement date of March 1, 2014 and an expiration date of February 28, 2017. Future minimum payments for this lease commitment are $0.2 million, $1.0 million, $1.1 million, and $0.2 million, for the years 2014, 2015, 2016, and 2017, respectively.
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
Loan Commitments — From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These unfunded commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no such significant unfunded commitments at September 30, 2014.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Legal Proceedings & Regulatory Matters — The Company maintains insurance coverage for certain legal proceedings, including those involving client claims. With respect to client claims, the estimated losses on the majority of pending matters are less than the applicable deductibles of the insurance policies. The Company is also subject to extensive regulation and supervision by U.S. federal and state agencies and various self-regulatory organizations. The Company and its advisors periodically engage with such agencies and organizations, in the context of examinations or otherwise, to respond to inquiries, informational requests, and investigations. From time to time, such engagements result in regulatory complaints or other matters, the resolution of which can include fines and other remediation.
In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings and regulatory matters when it is both probable that a loss has been incurred and the amount of loss can be reasonably estimated. Where it is not probable that a loss has been incurred, but at least reasonably possible that a loss has been incurred, a disclosure of fact is made when the underlying loss or range of losses can also be reasonably estimated. Assessing the probability of a loss occurring and the amount of any loss related to a legal proceeding or regulatory matter is inherently difficult, requiring significant and complex judgments. The Company's assessment process considers a variety of factors and assumptions, which may include the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts regarding potential exposures; potential opportunities for settlement and the status of any settlement discussions; and potential insurance coverage and indemnification, if available. The Company monitors these matters for new developments and re-assesses the likelihood that a loss will occur and the estimated range or amount of loss, if those amounts can be reasonably determined. Due to these considerations, the Company may have exposure to losses that are not yet predictable or cannot yet be reasonably estimated in amounts that exceed those that have been accrued.
As of September 30, 2014, the Company had accrued a liability of $23.0 million for potential remediation of regulatory matters. As of September 30, 2014, management believes, based on available information and consideration the factors above, that the results of pending legal proceedings and regulatory matters, in the aggregate, will not have a material adverse effect on the Company’s financial condition, but may be material to operating results for any particular period.
Other Commitments — As of September 30, 2014, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $379.8 million, which it can re-pledge, loan, or sell. Of these securities, approximately $31.9 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of September 30, 2014 there were no restrictions that materially limited the Company's ability to re-pledge, loan, or sell the remaining $347.9 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $2.4 million and $1.4 million pledged to clearing organizations at September 30, 2014 and December 31, 2013, respectively.
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

10.    Stockholders' Equity
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Board of Directors as well as certain limits under the Company's credit facilities. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows for the periods indicated (in millions, except per share data):

	2014		2013
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.24	$24.1	$0.135	$14.4
Second quarter	$0.24	$24.0	$0.135	$14.4
Third quarter	$0.24	$24.0	$0.19	$19.9
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
For the three months ended September 30, 2014 and 2013, the Company had the following activity under its approved share repurchase programs (in millions, except share and per share data):

			Three Months Ended September 30,
			2014			2013
Approval Date	Authorized Repurchase Amount	Amount Remaining at September 30, 2014	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost
September 27, 2012	$150.0	$—	—	$—	$—	759,786	$38.40	$29.2
May 28, 2013	$200.0	—	—	—	—	2,566,630	37.94	97.3
February 10, 2014	$150.0	67.9	531,426	47.06	25.0	—	—	—
		$67.9	531,426	$47.06	$25.0	3,326,416	$38.04	$126.5
For the nine months ended September 30, 2014 and 2013, the Company had the following activity under its approved share repurchase programs (in millions, except share and per share data):

			Nine Months Ended September 30,
			2014			2013
Approval Date	Authorized Repurchase Amount	Amount Remaining at September 30, 2014	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost
September 27, 2012	$150.0	$—	—	$—	$—	2,343,651	$37.10	$87.0
May 28, 2013	$200.0	—	1,306,288	52.00	67.9	2,566,630	37.94	97.3
February 10, 2014	$150.0	67.9	1,683,424	48.77	82.1	—	—	—
		$67.9	2,989,712	$50.18	$150.0	4,910,281	$37.54	$184.3
See Note 14. Related Party Transactions, for details regarding the repurchase of shares from related parties.

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
There are 12,055,945 shares authorized for grant under the 2010 Plan. As of September 30, 2014, there were 6,292,812 shares reserved for issuance upon exercise or conversion of outstanding awards granted under the 2010 Plan.
Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee, officer, and director stock options that have been granted during the nine months ended September 30, 2014:

Expected life (in years)	6.02
Expected stock price volatility	44.25%
Expected dividend yield	1.77%
Risk-free interest rate	2.17%
Fair value of options	$20.51
The fair value of each stock option or warrant awarded to advisors and financial institutions is estimated on the date of the grant and revalued at each reporting period using the Black-Scholes valuation model with the following weighted-average assumptions used during the nine months ended September 30, 2014:

Expected life (in years)	5.86
Expected stock price volatility	33.70%
Expected dividend yield	2.08%
Risk-free interest rate	1.92%
Fair value of options	$21.73

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s stock option and warrant activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2013	7,016,521	$28.45
Granted	748,353	54.21
Exercised	(960,961)	25.12
Forfeited	(376,378)	35.19
Outstanding — September 30, 2014	6,427,535	$31.56	6.63	$93,163
Exercisable — September 30, 2014	3,319,409	$27.10	5.42	$62,892
The following table summarizes information about outstanding stock options and warrants at September 30, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$2.38	17,382	0.67	$2.38	17,382	$2.38
$15.84 - $23.02	1,313,120	4.71	21.42	1,250,803	21.34
$23.41 - $30.00	1,631,196	5.97	28.11	926,796	27.62
$31.60 - $32.33	1,624,929	7.90	31.87	493,184	31.94
$34.01 - $39.60	1,162,060	6.40	34.58	625,729	34.50
$45.89 - $54.81	678,848	9.44	54.26	5,515	54.81
	6,427,535	6.63	$31.56	3,319,409	$27.10
The Company recognizes share-based compensation for stock options awarded to employees, officers, and directors based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized share-based compensation related to the vesting of these awards of $3.8 million and $2.5 million during the three months ended September 30, 2014 and 2013, respectively, and $11.4 million and $9.8 million during the nine months ended September 30, 2014 and 2013, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of September 30, 2014, total unrecognized compensation cost related to non-vested stock options granted to employees, officers, and directors was $25.3 million, which is expected to be recognized over a weighted-average period of 2.28 years.
The Company recognizes share-based compensation for stock options and warrants awarded to its advisors and to financial institutions based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $1.1 million and $1.6 million during the three months ended September 30, 2014 and 2013, respectively, and $5.9 million and $5.9 million for during the nine months ended September 30, 2014 and 2013, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of September 30, 2014, total unrecognized compensation cost related to non-vested stock options and warrants granted to advisors and financial institutions was $12.2 million, which is expected to be recognized over a weighted-average period of 2.52 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock
The following summarizes the Company’s activity in its restricted stock awards and restricted stock units for the nine months ended September 30, 2014:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2013	39,153	$33.20	256,684	$32.12
Granted	15,846	49.22	376,582	48.94
Vested	(9,300)	32.26	(39,419)	31.44
Forfeited	(4,550)	32.96	(49,401)	38.92
Nonvested at September 30, 2014	41,149	$39.60	544,446	$43.19
The Company recognizes share-based compensation for restricted stock awards and restricted stock units granted to its employees, officers, and directors based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized $1.7 million and $0.6 million of share-based compensation related to the vesting of these restricted stock awards and restricted stock units during the three months ended September 30, 2014 and 2013, respectively, and $4.4 million and $1.6 million during the nine months ended September 30, 2014 and 2013, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of September 30, 2014, total unrecognized compensation cost for restricted stock awards and restricted stock units granted to employees, officers, and directors was $13.0 million, which is expected to be recognized over a weighted-average remaining period of 2.29 years.
In the second quarter of 2014, the Company began granting restricted stock units to its advisors and to financial institutions. The Company recognizes share-based compensation for restricted stock units granted to its advisors and to financial institutions based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $0.4 million and $0.6 million related to the vesting of these restricted stock units during the three and nine months ended September 30, 2014, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of September 30, 2014, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $4.3 million, which is expected to be recognized over a weighted-average remaining period of 2.62 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

12.    Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$33,272	$37,631	$129,498	$137,439

Basic weighted-average number of shares outstanding	100,052	104,271	100,519	105,670
Dilutive common share equivalents	1,782	1,434	1,865	1,264
Diluted weighted-average number of shares outstanding	101,834	105,705	102,384	106,934

Basic earnings per share	$0.33	$0.36	$1.29	$1.30
Diluted earnings per share	$0.33	$0.36	$1.26	$1.29
The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the three months ended September 30, 2014 and 2013, stock options, warrants, and restricted stock units representing common share equivalents of 1,478,016 shares and 3,075,389 shares, respectively, were anti-dilutive. For the nine months ended September 30, 2014 and 2013, stock options, warrants, and restricted stock units representing common share equivalents of 1,344,782 shares and 3,744,198 shares, respectively, were anti-dilutive.
13.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 35.0%, primarily as a result of state taxes, settlement contingencies, and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 40.0% and 38.6% for the three months ended September 30, 2014 and 2013, respectively, and 39.5% and 39.4% for the nine months ended September 30, 2014 and 2013, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
14.    Related Party Transactions
The Company has related party transactions with TPG Capital, one of the Company's significant stockholders, as well as certain portfolio companies of TPG Capital. During the nine months ended September 30, 2014 and 2013 the Company recognized revenue for services provided to these portfolio companies of $0.7 million and $0.4 million, respectively. During the nine months ended September 30, 2014 and 2013, the Company incurred expenses for services provided by TPG Capital or these portfolio companies of $0.9 million and $0.4 million, respectively. As of September 30, 2014 and 2013, receivables from related parties were $0.1 million. As of September 30, 2014 and 2013, payables to related parties were $0.4 million and less than $0.1 million, respectively.
During the nine months ended September 30, 2013, the Company incurred $0.8 million in expenses for services provided by Aplifi, Inc., a privately held technology company in which the Company held an equity interest until its sale in October 2013.
On February 12, 2014, the Company entered into a share repurchase agreement with an investment fund associated with TPG Capital, pursuant to which the Company repurchased 1.9 million shares of its common stock at a price of $52.00 per share, for total consideration of $100.0 million.
15.    Net Capital and Regulatory Requirements
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
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $109.2 million with a minimum net capital requirement of $6.7 million and net capital in excess of the minimum requirement of $102.5 million as of September 30, 2014.
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
As of September 30, 2014 and December 31, 2013, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
16.    Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk
LPL Financial’s client securities activities are transacted on either a cash or margin basis. In margin transactions, LPL Financial extends credit to the advisor's client, subject to various regulatory and internal margin requirements, collateralized by cash or securities in the client’s account. As clients write options contracts or sell securities short, LPL Financial may incur losses if the clients do not fulfill their obligations and the collateral in the clients’ accounts is not sufficient to fully cover losses that clients may incur from these strategies. To control this risk, LPL Financial monitors margin levels daily and clients are required to deposit additional collateral, or reduce positions, when necessary.
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
17.    Subsequent Events
On October 1, 2014, the Company entered into the Second Amendment, Extension and Incremental Assumption Agreement (“Amended Credit Agreement”) with its wholly owned subsidiary, LPL Holdings, Inc., and other parties thereto, which amended the Company's Credit Agreement, dated May 13, 2013. The Amended Credit Agreement extends the maturity date of Term Loan A and the Revolving Credit Facility to September 30, 2019, and increases the Revolving Credit Facility borrowing capacity to $400.0 million.
On October 1, 2014, the Company's Board of Directors approved an increase in the Company's share repurchase plan by $150.0 million to a total of $217.9 million.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

On October 28, 2014, the Board of Directors declared a cash dividend of $0.24 per share on the Company's outstanding common stock to be paid on November 26, 2014 to stockholders of record on November 11, 2014.
******

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are the nation's largest independent broker-dealer, a top custodian for registered investment advisors (“RIAs”), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 13,900 independent financial advisors, including financial advisors at more than 700 financial institutions (our “advisors”) across the country, enabling them to provide their retail investors (“clients”) with objective financial advice through a lower conflict model. We also support approximately 4,400 financial advisors who are affiliated and licensed with insurance companies that use our customized clearing, advisory platforms, and technology solutions.
Fortigent Holdings Company, Inc. and its subsidiaries (“Fortigent”) provide solutions and consulting services to RIAs, banks, and trust companies serving high-net-worth clients, while The Private Trust Company, N.A. (“PTC”) manages trusts and family assets.
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
For over 20 years, we have served the independent advisor market. We currently support the largest independent advisor base and we believe we have the fourth largest overall advisor base in the United States based on the information available as of the date this Quarterly Report on Form 10-Q has been issued. Through our advisors, we are also one of the largest distributors of financial products in the United States. Our scale is a substantial competitive advantage and enables us to more effectively attract and retain advisors. Our unique business model allows us to invest in more resources for our advisors, increasing their revenues and creating a virtuous cycle of growth. We have 3,397 employees, with primary offices in Boston, Charlotte, and San Diego.
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

The table below summarizes the sources of our revenue, the primary drivers of each revenue source, and the percentage of each revenue source that represents recurring revenue:

			Nine Months Ended September 30, 2014
	Sources of Revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commission	- Transactions - Brokerage asset levels	$1,590	49%	44%
	Advisory	- Advisory asset levels	$998	31%	99%
Attachment revenue retained by us	Asset-Based - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Client asset levels - Number of accounts	$354	11%	97%
	Transaction and Fee - Transactions - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Number of premium technology subscribers	$276	8%	64%
	Other	- Margin account balances - Alternative investment transactions	$51	1%	34%
	Total Net Revenue		$3,269	100%	68%
	Total Recurring Revenue		$2,228	68%
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
Transaction and Fee Revenues.  Revenues earned from transactions and fees primarily consist of transaction fees and ticket charges, subscription fees, Individual Retirement Account (“IRA”) custodian fees, contract and license fees, conference fees, and other client account fees. We charge fees to our advisors and their clients for executing certain transactions in brokerage and fee-based advisory accounts. We earn subscription fees for various services provided to our advisors and on IRA custodial services that we provide for their client accounts. We charge administrative fees to our advisors and fees to advisors who subscribe to our reporting services. We charge fees to financial product manufacturers for participating in our training and marketing conferences. In addition, we host certain advisor conferences that serve as training, sales, and marketing events, for which we charge a fee for attendance.
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
Other Expenses.  Other expenses represent charges incurred arising from the shutdown of our subsidiary NestWise, which ceased operations in the third quarter of 2013 (the “NestWise Closure”). The assets and liabilities acquired through the 2012 acquisition of Veritat Advisors Inc. (“Veritat”) were held at NestWise as a result of a merger of Veritat into NestWise. In connection with the NestWise Closure, we determined that a majority of the assets held at NestWise, consisting primarily of goodwill and fixed assets, had no future economic benefit. Accordingly, the carrying values of goodwill and fixed assets were derecognized during the third quarter of 2013. Additionally, we revised our estimate of the potential payment obligation to the former shareholders of Veritat, which resulted in a $7.8 million decrease in the estimated fair value of the contingent consideration obligation during the third quarter of 2013.

How We Evaluate Our Business
We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our business and key financial metrics are as follows:

	September 30,
	2014	2013	% Change
Business Metrics
Advisors	13,910	13,563	2.6%
Advisory and brokerage assets (in billions)(1)	$464.8	$414.7	12.1%
Advisory assets under custody (in billions)(2)(3)	$169.5	$141.1	20.1%
Net new advisory assets (in billions)(4)	$13.5	$10.7	26.2%
Insured cash account balances (in billions)(3)	$16.9	$17.3	(2.3)%
Money market account balances (in billions)(3)	$7.1	$8.2	(13.4)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Financial Metrics
Revenue growth from prior period	3.4%	16.1%	7.3%	12.1%
Recurring revenue as a % of net revenue(5)	70.2%	64.0%	68.1%	65.0%
Net income (in millions)	$33.3	$37.6	$129.5	$137.4
Earnings per share (diluted)	$0.33	$0.36	$1.26	$1.29
Non-GAAP Measures:
Gross margin (in millions)(6)	$331.1	$317.0	$990.6	$927.9
Gross margin as a % of net revenue(6)	30.4%	30.1%	30.3%	30.5%
Adjusted EBITDA (in millions)	$108.9	$120.3	$378.6	$387.2
Adjusted EBITDA as a % of net revenue	10.0%	11.4%	11.6%	12.7%
Adjusted EBITDA as a % of gross margin(6)	32.9%	37.9%	38.2%	41.7%
Adjusted Earnings (in millions)	$48.8	$59.6	$181.6	$193.6
Adjusted Earnings per share (diluted)	$0.48	$0.56	$1.77	$1.81
_______________

(1)
Advisory and brokerage assets are comprised of assets that are custodied, networked, and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Set forth below are other client assets at September 30, 2014 and 2013, including retirement plan assets, and certain trust and high-net-worth assets, that are custodied with third-party providers and therefore excluded from advisory and brokerage assets (in billions):

	September 30,
	2014	2013
Retirement plan assets(a)	$76.2	$56.6
Trust assets(b)	$3.0	$12.0
High-net-worth assets(c)	$83.9	$69.3
_______________________

(a)
Retirement plan assets are held in retirement plans that are supported by advisors licensed with LPL Financial. At September 30, 2014 and 2013, our retirement plan assets represent assets that are custodied with 36 third-party providers and 30 third-party providers, respectively, of retirement plan administrative services who provide reporting feeds. We estimate the total assets in retirement plans supported to be between $110.0 billion and $120.0 billion at September 30, 2014 and between $80.0 billion and $95.0 billion at September 30, 2013. If we receive reporting feeds in the future from providers for whom we do not currently receive feeds, we intend to include and identify such additional assets in this metric. Since September 30, 2013, we began receiving reporting feeds from 7 such providers, which accounted for $6.6 billion of the $19.6 billion increase in retirement plan assets.

(b)	Represents trust assets that are on the wealth management platform of the Concord Trust and Wealth Solutions division of LPL Financial (“Concord”).

(c)	Represents high-net-worth assets that are on the platform of performance reporting, investment research, and practice management services of Fortigent.

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
Set forth below is a reconciliation from our net income to Adjusted EBITDA, a non-GAAP measure, for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$33,272	$37,631	$129,498	$137,439
Non-operating interest expense	12,897	13,363	38,651	38,190
Provision for income taxes	22,181	23,671	84,663	89,316
Amortization of intangible assets	9,634	9,731	29,046	29,275
Depreciation and amortization of fixed assets	14,885	11,701	41,572	32,176
EBITDA	92,869	96,097	323,430	326,396
EBITDA Adjustments:
Employee share-based compensation expense(1)	5,550	2,957	16,087	11,405
Acquisition and integration related expenses(2)	(328)	3,630	764	7,356
Restructuring and conversion costs(3)	9,958	7,340	26,606	20,925
Debt extinguishment costs(4)	—	—	—	7,968
Other(5)	829	10,259	11,667	13,198
Total EBITDA Adjustments	16,009	24,186	55,124	60,852
Adjusted EBITDA	$108,878	$120,283	$378,554	$387,248
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

(5)
Results for the three and nine months ended September 30, 2014 include approximately $0.6 million and $9.8 million, respectively, in parallel rent, property tax, common area maintenance expenses, and fixed asset disposals incurred in connection with our relocation to our San Diego office building. Results for the third quarter of 2013 include costs related to our decision to cease operations of our subsidiary NestWise LLC (the "NestWise Closure"), consisting of the derecognition of $10.2 million of goodwill, $6.9 million of fixed asset charges that were determined to have no future economic benefit, a $7.8 million decrease in the estimated fair value of contingent consideration as related milestones were not achieved, and severance and termination benefits. Results for the nine months ended September 30, 2013 also include $2.7 million of severance and termination benefits related to a change in management structure. Other amounts include certain excise and other taxes.
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

The following table sets forth a reconciliation of net income to the non-GAAP measures Adjusted Earnings and Adjusted Earnings per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$33,272	$37,631	$129,498	$137,439
After-Tax:
EBITDA Adjustments(1)
Employee share-based compensation expense(2)	3,666	2,153	10,778	8,255
Acquisition and integration related expenses(3)	(703)	2,240	(33)	3,186
Restructuring and conversion costs	6,114	4,529	16,336	12,911
Debt extinguishment costs	—	—	—	4,916
Other(4)	509	6,993	7,164	8,806
Total EBITDA Adjustments	9,586	15,915	34,245	38,074
Amortization of intangible assets(1)	5,915	6,004	17,834	18,063
Adjusted Earnings	$48,773	$59,550	$181,577	$193,576
Adjusted Earnings per share(5)	$0.48	$0.56	$1.77	$1.81
Weighted-average shares outstanding — diluted	101,834	105,705	102,384	106,934
__________________

(1)
Generally, EBITDA Adjustments and amortization of intangible assets have been tax effected using a federal rate of 35.0% and the applicable effective state rate, which was 3.6% and 3.3%, net of the federal tax benefit, for the periods ended September 30, 2014 and 2013, respectively, except as noted below.

(2)
Represents the after-tax expense of non-qualified stock options for which we receive a tax deduction upon exercise, restricted stock awards and restricted stock units for which we receive a tax deduction upon vesting, and the full expense impact of incentive stock options granted to employees that qualify for preferential tax treatment and conversely for which we do not receive a tax deduction. Share-based compensation expense for vesting of incentive stock options was $0.7 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and $2.3 million and $3.2 million for the nine months ended September 30, 2014 and 2013, respectively.

(3)	Represents the after-tax expense of acquisition and related costs for which we receive a tax deduction.

(4)
Results for the three and nine months ended September 30, 2013 include the after-tax expense of severance and termination benefits and derecognition of fixed assets related to the NestWise Closure, for which we received a tax deduction, as well as the full expense impact of the derecognition of $10.2 million of goodwill and the $7.8 million decrease in the estimated fair value of contingent consideration related to the NestWise Closure, for which we did not receive a tax deduction. Other amounts include the after-tax expense of excise and other taxes.

(5)
Represents Adjusted Earnings, a non-GAAP measure, divided by weighted-average number of shares outstanding on a fully diluted basis. Set forth below is a reconciliation of earnings per share on a fully diluted basis, as calculated in accordance with GAAP, to Adjusted Earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings per share — diluted	$0.33	$0.36	$1.26	$1.29
After-Tax:
EBITDA Adjustments per share	0.09	0.14	0.33	0.35
Amortization of intangible assets per share	0.06	0.06	0.18	0.17
Adjusted Earnings per share	$0.48	$0.56	$1.77	$1.81

Service Value Commitment
The Program
In February 2013, we committed to an expansion of our Service Value Commitment (the “Program”), an ongoing effort to position us for sustainable long-term growth by improving the service experience of our advisors and delivering efficiencies in our operating model. After assessing our information technology delivery, governance, organization, and strategy, we committed to undertake a course of action to reposition our labor force and invest in technology, human capital, marketing, and other key areas to enable future growth.
The Program is expected to be completed in 2015, and we estimate total charges of $65.0 million for technology transformation costs, outsourcing and other related costs, employee severance obligations and other related costs, and non-cash charges for impairment of certain fixed assets related to internally developed software.
We expect to incur approximately $38.4 million of expense during 2014, of which we had incurred $25.4 million as of September 30, 2014, consisting of: $5.0 million for outsourcing and other services such as parallel processing provided by outside consultants; $16.0 million for the implementation of foundational changes to our technology platform and outsourcing of our disaster recovery facilities; and $4.4 million for employee severance and termination benefits related to positions that were outsourced as of September 30, 2014, within accounting, data reconciliation, operations, and insurance processing. We remain focused on the next wave of outsourced functions in the remainder of 2014, including additional opportunities in compliance and back office processing activities. By 2015, we expect annual pre-tax savings to approach $30.0 million. See Note 3. Restructuring, within the notes to unaudited condensed consolidated financial statements for additional information regarding the Program.
Derivative Financial Instruments
During the second quarter of 2013, and in conjunction with the Program, we entered into a long-term contractual obligation (the “Agreement”) with a third-party provider to enhance the quality, speed, and cost of our processes by outsourcing certain functions. The Agreement enables the third-party provider to use the services of its affiliates in India to provide services to us and provides that we settle the cost of our contractual obligation to the third-party provider each month in U.S. dollars. However, the Agreement provides that on each annual anniversary date of the signing of the Agreement, the price for services (as denominated in U.S. dollars) is to be adjusted for the then-current exchange rate between the U.S. dollar and the Indian rupee. Once an annual adjustment is calculated, there are no further modifications to the amounts paid by us to the third-party provider for fluctuations in the exchange rate until the reset on the next anniversary date of the signing of the Agreement. The third-party provider bore the risk of currency movement from the date of signing the Agreement until the reset on the first anniversary of its signing, and bears the risk during each period until the next annual reset date. We bear the risk of currency movement at each of the annual reset dates following the first anniversary.
Upon completion of the Program, we estimate annual costs for our long-term contractual obligation with the third-party provider to be approximately $10.0 million. We use derivative financial instruments consisting solely of non-deliverable foreign currency contracts, all of which have been designated as cash flow hedges. These instruments are operating effectively as intended and our use of them has mitigated foreign currency risk arising from a substantial portion of our contract obligation with the third-party provider arising from annual anniversary adjustments. We will continue to assess the effectiveness of our use of cash flow hedges to mitigate risk from foreign currency contracts.
See Note 6. Derivative Financial Instruments, within the notes to unaudited condensed consolidated financial statements for additional information regarding our derivative financial instruments.
Acquisitions, Integrations, and Divestitures
From time to time we undertake acquisitions or divestitures outside the ordinary course of business based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. There have been no material acquisitions, integrations, or divestitures during the nine months ended September 30, 2014. See our 2013 Annual Report on Form 10-K for 2013 activity.
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors, primarily in the United States. One of these factors is the current and expected future level of short-term interest rates, particularly overnight rates. The Federal Reserve remained highly accommodative in the third quarter of 2014, extending, but continuing to wind down, its bond buying program while maintaining a 0.0% to 0.25% target range for the federal funds rate. At its September policy meeting, the Federal Reserve reaffirmed its rate policy and stated that it would continue to assess labor markets, inflation levels, financial developments, and general economic conditions to determine how long to keep the federal funds target rate near zero. It also restated that rates would be held near zero for a “considerable time” after it ended its bond purchase program, which did end in late October 2014. The Federal Reserve has underscored that it would take a balanced approach once it began to raise rates and that it could keep rates below what members would consider normal in the longer term if conditions warranted, even if inflation and labor markets were near levels consistent with its mandate.
As a result of the accommodative monetary policy, interest rates, including the rate on overnight funds, remain low on a historical basis, with the average federal funds effective rate for the third quarter of 2014 at 9 basis points. The lower interest rate environment and fee compression, resulting from contract repricing in order to keep yields on our cash sweep programs competitive, has had a negative impact on our profitability on our cash sweep programs, and fee compression is expected to increase further in 2015 and 2016. Additionally, we’ve seen decreasing levels of demand for fixed income and fixed annuity products as investors move to equity and alternative products.
Another macro-economic factor affecting our business is the valuation of equity securities across the various markets in the United States. The S&P 500 index closed the quarter at 1,972, up 0.6% from its close on June 30, 2014, the seventh consecutive quarter of positive returns, and reflected a 6.7% year-to-date gain through September 30, 2014. Investor confidence remained stable as the market showed signs of incremental economic growth despite volatility and continued tapering of the Federal Reserve’s bond buying program. Consumer spending rebounded toward the end of the summer while September marked the sixth consecutive month of job gains, and the third quarter also included strong performance by the U.S. dollar. While the market demonstrated impressive resilience through the third quarter, lingering economic worries remain about geopolitical concerns, Federal Reserve monetary policy, U.S. and global growth rates, and policy uncertainty in Washington, D.C.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2014 and 2013. Where appropriate, we have identified specific events and changes that affect comparability or identification or monitoring of trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)
Revenues
Commission	$520,388	$527,419	(1.3)%	$1,590,139	$1,521,390	4.5%
Advisory	340,369	299,101	13.8%	998,016	878,421	13.6%
Asset-based	121,283	107,447	12.9%	354,494	318,718	11.2%
Transaction and fee	94,674	93,799	0.9%	276,284	271,808	1.6%
Other	12,520	25,446	(50.8)%	50,461	56,591	(10.8)%
Net revenues	1,089,234	1,053,212	3.4%	3,269,394	3,046,928	7.3%
Expenses
Production	758,091	736,195	3.0%	2,278,800	2,119,033	7.5%
Compensation and benefits	106,290	102,310	3.9%	317,459	299,317	6.1%
General and administrative	122,056	102,834	18.7%	323,232	265,075	21.9%
Depreciation and amortization	24,519	21,432	14.4%	70,618	61,451	14.9%
Restructuring charges	9,928	6,482	53.2%	26,473	19,851	33.4%
Other	—	9,294	(100.0)%	—	9,294	(100.0)%
Total operating expenses	1,020,884	978,547	4.3%	3,016,582	2,774,021	8.7%
Non-operating interest expense	12,897	13,363	(3.5)%	38,651	38,190	1.2%
Loss on extinguishment of debt	—	—	*	—	7,962	(100.0)%
Total expenses	1,033,781	991,910	4.2%	3,055,233	2,820,173	8.3%
Income before provision for income taxes	55,453	61,302	(9.5)%	214,161	226,755	(5.6)%
Provision for income taxes	22,181	23,671	(6.3)%	84,663	89,316	(5.2)%
Net income	$33,272	$37,631	(11.6)%	$129,498	$137,439	(5.8)%

Revenues
Commission Revenues
The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Variable annuities	$206,382	$189,401	$16,981	9.0%
Mutual funds	153,875	135,992	17,883	13.2%
Alternative investments	41,911	81,193	(39,282)	(48.4)%
Fixed annuities	36,631	35,772	859	2.4%
Equities	26,624	32,429	(5,805)	(17.9)%
Fixed income	21,165	21,352	(187)	(0.9)%
Insurance	20,293	19,125	1,168	6.1%
Group annuities	13,350	12,019	1,331	11.1%
Other	157	136	21	15.4%
Total commission revenue	$520,388	$527,419	$(7,031)	(1.3)%
The following table sets forth our commission revenue, by sales-based and trailing commission revenue, for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Sales-based	$278,375	$319,526	$(41,151)	(12.9)%
Trailing	242,013	207,893	34,120	16.4%
Total commission revenue	$520,388	$527,419	$(7,031)	(1.3)%
Commission revenue decreased by $7.0 million, or 1.3%, for the three months ended September 30, 2014 compared with the same period in 2013, due primarily to a decrease in alternative investments, namely non-traded real estate investment trusts (“REITs”). Activity in the third quarter of 2013, benefited from liquidity events in several large REITs that allowed for reinvestment into the same type of investments. This resulted in third quarter 2013 alternative investment commissions being much higher than previous or subsequent periods.
Increases in trailing revenues for mutual funds and variable and group annuities reflects improved investor engagement and strong market conditions, resulting in the increase of the underlying assets.

The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Variable annuities	$611,286	$597,925	$13,361	2.2%
Mutual funds	456,839	423,289	33,550	7.9%
Alternative investments	148,285	168,001	(19,716)	(11.7)%
Fixed annuities	126,187	77,544	48,643	62.7%
Equities	82,245	88,889	(6,644)	(7.5)%
Fixed income	65,591	65,814	(223)	(0.3)%
Insurance	57,615	60,993	(3,378)	(5.5)%
Group annuities	41,571	38,229	3,342	8.7%
Other	520	706	(186)	(26.3)%
Total commission revenue	$1,590,139	$1,521,390	$68,749	4.5%
The following table sets forth our commission revenue, by sales-based and trailing commission revenue, for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Sales-based	$893,628	$917,042	$(23,414)	(2.6)%
Trailing	696,511	604,348	92,163	15.2%
Total commission revenue	$1,590,139	$1,521,390	$68,749	4.5%
Commission revenue increased by $68.7 million, or 4.5%, for the nine months ended September 30, 2014 compared with the same period in 2013, due primarily to an increase in sales-based activity for fixed annuities and increases in trailing revenues for mutual funds and variable and group annuities. Such growth reflects improved investor engagement and strong market conditions, resulting in the increase of the underlying assets.
Fixed annuity sales-based commissions have risen, despite historically low interest rates, as investors have sought income streams with minimal risk to principal. Commissions from fixed annuities also include commissions earned on indexed annuities.
The decrease in alternative investments was due primarily to activity in the nine months ended September 30, 2013, in which commission revenues benefited from liquidity events in several large REITs that allowed for reinvestment into the same type of investments. This resulted in the nine months ended September 30, 2013, alternative investment commissions being much higher than previous or subsequent periods.
Advisory Revenues
The following table summarizes the activity within our advisory assets under custody for the three and nine months ended September 30, 2014 and 2013 (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance - Beginning of period	$167.3	$132.4	$151.6	$122.1
Net new advisory assets	4.8	4.0	13.5	10.7
Market impact and other	(2.6)	4.7	2.2	8.3
Balance - End of period	$169.5	$141.1	$167.3	$141.1
Net new advisory assets for the three and nine months ended September 30, 2014 and 2013 have only a limited impact on advisory fee revenue for those respective periods, given the comparatively large assets at the beginning of each period. Rather, net new advisory assets are anticipated to be a larger driver of advisory revenue in future reporting periods. Net new advisory assets were $4.8 billion for the three months ended September 30, 2014, resulting from the continued shift by our existing advisors from brokerage towards more advisory business.
Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets under management. Advisory revenues increased by $41.3 million, or 13.8%, for the three months ended September 30, 2014 compared to the same period in 2013. The growth in advisory revenue is due to net new advisory assets resulting from increased investor engagement and strong advisor productivity, newly recruited advisors that were added in the second quarter of 2014, as well as market gains as represented by higher levels of the S&P 500 index on the applicable billing dates in 2014 compared to 2013. The S&P 500 index closed at 1,960 on June 30, 2014, which is a 22.0% increase over the close of 1,606 on June 30, 2013.
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
Advisory revenues increased by $119.6 million, or 13.6%, for the nine months ended September 30, 2014 compared with the same period in 2013. This growth is attributable to the same net new advisory asset flows and shift of advisors toward more advisory business that has impacted our quarterly performance, and to a positive market impact for the nine months ended September 30, 2014.
The following table summarizes the composition of our advisory assets under custody as of September 30, 2014 and 2013 (in billions):

	September 30,
	2014	2013	$ Change	% Change
Advisory assets under management	$123.1	$111.8	$11.3	10.1%
Independent RIA assets in advisory accounts custodied by LPL Financial	46.4	29.3	17.1	58.4%
Total advisory assets under custody	$169.5	$141.1	$28.4	20.1%
Growth of the Independent RIA assets in advisory accounts custodied by LPL Financial has outpaced the growth in advisory assets under management. This growth is consistent with the industry trend as more advisors shift their business toward the Independent RIA model.
Asset-Based Revenues
Asset-based revenues increased by $13.8 million, or 12.9%, to $121.3 million for the three months ended September 30, 2014 compared with the same period in 2013. Revenues for sponsorship programs and record-keeping services, which are largely based on underlying asset values, increased due to the impact of the higher average market indices on the value of such underlying assets and net new sales of eligible assets. The S&P 500 index for the three months ended September 30, 2014 averaged 1,976, an increase of 18.0% over the average in the prior-year period. Asset-based revenues also include revenues from our cash sweep programs, which decreased by $4.1 million, or 14.0%, to $25.2 million for the three months ended September 30, 2014 from $29.3 million for the three months ended September 30, 2013. The decrease in our cash sweep revenues is a result of fee compression resulting from contract repricing and a decrease of 7.9% in average assets in our cash sweep programs, which were $23.3 billion and $25.3 billion for the three months ended September 30, 2014 and 2013, respectively.
Asset-based revenues increased by $35.8 million, or 11.2%, to $354.5 million for the nine months ended September 30, 2014 compared with the same period in 2013. Revenues for record-keeping services and from product sponsors, which are each largely based on underlying asset values, increased due to the impact of the higher average market indices on the value of such underlying assets and net new sales of eligible assets. The S&P 500 index for the nine months ended September 30, 2014 averaged 1,905, an increase of 19.0% over the average in the prior year period. Asset-based revenues also include revenues from our cash sweep programs, which decreased by $17.9 million, or 19.5%, to $73.9 million for the nine months ended September 30, 2014 from

$91.8 million for the nine months ended September 30, 2013. The decrease is due to fee compression that resulted from a repricing of certain contracts that underlie our cash sweep programs, a year-over-year 3 basis point decline in the average federal funds effective rate to 0.08% for the nine months ended September 30, 2014, and a decrease of 2.1% in average assets in our cash sweep programs, which were $23.6 billion and $24.1 billion for the nine months ended September 30, 2014 and 2013, respectively.
Transaction and Fee Revenues
Transaction and fee revenues increased by $0.9 million, or 0.9%, for the three months ended September 30, 2014 compared with the same period in 2013, which were driven primarily by higher trade volumes in certain advisory accounts and an increase in the average number of advisors.
Transaction and fee revenues increased by $4.5 million, or 1.6%, for the nine months ended September 30, 2014 compared with the same period in 2013, which were driven primarily by higher trade volumes in certain advisory accounts and a 2.8% increase in the average number of advisors.
Other Revenues
Other revenues decreased by $12.9 million, or 50.8%, to $12.5 million for the three months ended September 30, 2014 compared with the same period in 2013. The primary contributor to such decrease for the three months ended September 30, 2014 was alternative investment marketing allowances received from product sponsor programs, which decreased by $9.8 million compared to the same period in 2013, driven primarily by decreased sales of alternative investments. Other revenue includes gains or losses on assets held for the advisor non-qualified deferred compensation plan. Losses were $1.8 million for the three months ended September 30, 2014, compared to gains of $1.6 million for the three months ended September 30, 2013. The gains or losses on assets held for the advisor non-qualified deferred compensation plan were offset by increases or decreases in non-GDC sensitive production expenses as noted below.
Other revenues decreased by $6.1 million, or 10.8%, to $50.5 million for the nine months ended September 30, 2014 compared to 2013. The primary contributor to such decrease for the nine months ended September 30, 2014 was alternative investment marketing allowances received from product sponsor programs, which decreased by $3.7 million compared to the same period in 2013, driven primarily by decreased sales of alternative investments. Other revenue includes gains or losses on assets held for the advisor non-qualified deferred compensation plan. Gains were $0.8 million for the nine months ended September 30, 2014, compared to gains of $4.3 million for the same period in 2013. The gains or losses on assets held for the advisor non-qualified deferred compensation plan were offset by the increases or decreases in non-GDC sensitive production expenses as noted below.
Expenses
Production Expenses
The following table shows our production payout ratio for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2014	2013		2014	2013
Base payout rate	83.50%	84.14%	(64 bps)	83.86%	84.04%	(18 bps)
Production based bonuses	3.18%	3.14%	4 bps	2.41%	2.45%	(4 bps)
GDC sensitive payout	86.68%	87.28%	(60 bps)	86.27%	86.49%	(22 bps)
Non-GDC sensitive payout	(0.01)%	0.42%	(43 bps)	0.41%	0.44%	(3 bps)
Total Payout Ratio	86.67%	87.70%	(103 bps)	86.68%	86.93%	(25 bps)
Production expenses increased by $21.9 million, or 3.0%, for the three months ended September 30, 2014 compared with the same period in 2013. The increase correlates with our commission and advisory revenues, which increased by 4.1% during the same period. Our GDC sensitive payout ratio was 86.68% for the three months ended September 30, 2014, compared to 87.28% for the prior-year period. The base payout rate decreased by 64 basis points in part due to the growth of our advisory platform, which on average has a lower base rate than our brokerage platform. The decrease in non-GDC sensitive payout is attributable to decreased advisor share-based compensation for the three months ended September 30, 2014 compared to the same period in 2013 correlating to market movement in our stock and the advisor non-qualified deferred compensation plan as noted above.
Production expenses increased by $159.8 million, or 7.5%, for the nine months ended September 30, 2014 compared with the same period in 2013. The increase correlates with our commission and advisory revenues, which increased by 7.8% during the same period. Our production payout was 86.68% for the nine months ended September 30, 2014, compared to 86.93% for the prior year period. The decrease in non-GDC sensitive payout ratio is attributable to decreased advisor share-based compensation correlating to market movement in our stock and production expenses related to the advisor non-qualified deferred compensation plan as noted above.
Compensation and Benefits Expense
Compensation and benefits expense increased by $4.0 million, or 3.9%, for the three months ended September 30, 2014 compared with the same period in 2013. This was primarily driven by a 9.4% increase in our average number of full-time employees from 3,094 for the three months ended September 30, 2013 to 3,386 for the three months ended September 30, 2014, to support business growth and investments in staffing related to service and compliance.
Compensation and benefits expense increased by $18.1 million, or 6.1%, for the nine months ended September 30, 2014 compared with the same period in 2013. Our average number of full-time employees increased 10.2% from 3,012 for the nine months ended September 30, 2013 to 3,320 for the nine months ended September 30, 2014, due to higher staffing levels to support investments in staffing related to service and compliance and increased levels of advisor and client activities.
General and Administrative Expenses
General and administrative expenses increased by $19.2 million, or 18.7%, to $122.1 million for the three months ended September 30, 2014 compared with the same period in 2013. The primary driver behind the increase was an increase of $19.2 million for professional services. The increase in professional services includes the estimated costs of the investigation, settlement, and resolution of regulatory matters.
General and administrative expenses increased by $58.2 million, or 21.9%, to $323.2 million for the nine months ended September 30, 2014 compared with the same period in 2013. The primary drivers behind the increase were increases of $35.1 million for professional services, $8.3 million for business development and promotional expenses, and $9.8 million for parallel rent, property tax, common area maintenance expenses, and fixed asset disposals incurred in connection with the relocation to our San Diego office building. The increase in professional services includes the estimated costs of the investigation, settlement, and resolution of regulatory matters.
Depreciation and Amortization Expense
For the three and nine months ended September 30, 2014, depreciation and amortization increased by $3.1 million, or 14.4%, and $9.2 million, or 14.9%, respectively, compared with the same periods in 2013. The increases were due primarily to capital assets placed into service during the latter half of 2013 related to the San Diego office building and capitalized software.
Restructuring Charges
Restructuring charges increased by $3.4 million, or 53.2%, and $6.6 million, or 33.4%, for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. These charges relate primarily to consulting fees paid to support our technology transformation as well as employee severance obligations and other related costs and non-cash charges for impairment incurred through our expansion of our Service Value Commitment. Refer to Note 3. Restructuring, within the notes to unaudited condensed consolidated financial statements for additional details regarding this matter.
Other Expenses
Other expenses for the three and nine months ended September 30, 2013 include the derecognition of fixed assets of $6.9 million and goodwill of $10.2 million, incurred as a result of the NestWise Closure, which ceased operations during the third quarter of 2013. The assets were from the 2012 acquisition of Veritat by NestWise, and were determined to have no future economic benefit. Additionally, we revised our estimate of the potential payment obligation to the former shareholders of Veritat, which resulted in a $7.8 million decrease in the estimated fair value of contingent consideration during the three and nine months ended September 30, 2013.

Interest Expense
Interest expense represents non-operating interest expense for our senior secured credit facilities. Interest expense decreased by $0.5 million, or 3.5%, for the three months ended September 30, 2014 compared with the same period in 2013. Additionally, interest expense increased by $0.5 million, or 1.2%, for the nine months ended September 30, 2014, compared with the same periods in 2013. The changes in interest expense for the 2014 periods are due to changes in the level of outstanding indebtedness following the amendment to the credit agreement in May 2013.
Loss on Extinguishment of Debt
Losses from the extinguishment of debt totaled $8.0 million for the nine months ended September 30, 2013. In May 2013, we refinanced and amended our previous credit agreement and effectively increased our borrowing by approximately $236.1 million, with net proceeds used primarily for working capital requirements and other general corporate purposes. Accordingly, we wrote off $8.0 million of unamortized debt issuance costs that had no future economic benefit related to our prior credit agreement.
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
During the three months ended September 30, 2014, we recorded income tax expense of $22.2 million, compared with $23.7 million in the prior year period. Our effective income tax rate was 40.0% and 38.6% for the three months ended September 30, 2014 and 2013, respectively.
During the nine months ended September 30, 2014, we recorded income tax expense of $84.7 million, compared with $89.3 million in the prior year period. Our effective income tax rate was 39.5% and 39.4% for the nine months ended September 30, 2014 and 2013, respectively.
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
A summary of changes in our cash flow is provided as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash flows provided by (used in):
Operating activities	$224,251	$141,907
Investing activities	(80,114)	(40,769)
Financing activities	(201,227)	18,341
Net (decrease) increase in cash and cash equivalents	(57,090)	119,479
Cash and cash equivalents — beginning of period	516,584	466,261
Cash and cash equivalents — end of period	$459,494	$585,740
Net cash provided by or used in operating activities includes net income adjusted for non-cash expenses. Operating assets and liabilities include balances related to settlement and funding of client transactions, receivables from product sponsors, and accrued commissions and advisory expenses due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and clients' behaviors.
Net cash provided by operating activities for the nine months ended September 30, 2014 and 2013 totaled $224.3 million and $141.9 million, respectively. The change in cash flows between periods primarily reflects the impact of client trading and settlement activity and represented a net source of funds of $50.1 million in 2014, compared to a net use of funds of $90.8 million in 2013. Cash flows from operating activities for 2014 also included uses of cash for an increase in receivables from others of $31.2 million and a total change of $22.2 million in income taxes receivable and payable. The net use of funds in 2013 was offset by net income of $137.4 million, depreciation and amortization of $61.5 million, and unamortized debt issuance costs of $8.0 million, which were written off as a charge to earnings stemming from our May 2013 debt refinancing.
Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 totaled $80.1 million and $40.8 million, respectively. The net cash used in 2014 primarily consisted of $78.8 million in capital expenditures and the purchase of intangible assets. The net cash used in 2013 included $40.8 million in capital expenditures.
Net cash used in financing activities for the nine months ended September 30, 2014 totaled $201.2 million. Net cash provided by financing activities for the nine months ended September 30, 2013 totaled $18.3 million. Cash flows used in financing activities in 2014 primarily consisted of $150.0 million for repurchases of common stock and $72.1 million for cash dividends paid, partially offset by $25.3 million in proceeds from stock option exercises. Cash flows provided by financing activities in 2013 include $1,079.0 million in proceeds from the issuance on senior debt, $863.9 million to pay down term loans under our senior secured credit facility, $175.7 million for repurchases of common stock, and $48.7 million of cash dividends paid.
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
For the three months ended September 30, 2014 and 2013, we had the following activity under our approved share repurchase programs (in millions, except share and per share data):

			Three Months Ended September 30,
			2014			2013
Approval Date	Authorized Repurchase Amount	Amount Remaining at September 30, 2014	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost
September 27, 2012	$150.0	$—	—	$—	$—	759,786	$38.40	$29.2
May 28, 2013	$200.0	—	—	—	—	2,566,630	37.94	97.3
February 10, 2014	$150.0	67.9	531,426	47.06	25.0	—	—	—
		$67.9	531,426	$47.06	$25.0	3,326,416	$38.04	$126.5

For the nine months ended September 30, 2014 and 2013, we had the following activity under our approved share repurchase programs (in millions, except share and per share data):

			Nine Months Ended September 30,
			2014			2013
Approval Date	Authorized Repurchase Amount	Amount Remaining at September 30, 2014	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost
September 27, 2012	$150.0	$—	—	$—	$—	2,343,651	$37.10	$87.0
May 28, 2013	$200.0	—	1,306,288	52.00	67.9	2,566,630	37.94	97.3
February 10, 2014	$150.0	67.9	1,683,424	48.77	82.1	—	—	—
		$67.9	2,989,712	$50.18	$150.0	4,910,281	$37.54	$184.3
On February 12, 2014, we entered into a share repurchase agreement with an investment fund associated with TPG Capital, pursuant to which we repurchased 1.9 million shares of our common stock at a price of $52.00 per share, for total consideration of $100.0 million.
On October 1, 2014, the Board approved an increase in our share repurchase plan by $150.0 million to a total of $217.9 million.
Dividends
The payment, timing, and amount of any dividends are subject to approval by our Board as well as certain limits under our credit facilities. Cash dividends per share of common stock and total cash dividends paid quarterly were as follows for the periods indicated (in millions, except per share data):

	2014		2013
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.24	$24.1	$0.135	$14.4
Second quarter	$0.24	$24.0	$0.135	$14.4
Third quarter	$0.24	$24.0	$0.19	$19.9
On October 28, 2014, the Board declared a cash dividend of $0.24 per share on our outstanding common stock to be paid on November 26, 2014 to all stockholders of record on November 11, 2014.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain at clearing organizations to support these clients’ trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When a client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to re-pledge, loan, or sell securities that collateralize those margin accounts. As of September 30, 2014, we had received collateral primarily in connection with client margin loans with a fair value of approximately $379.8 million, which can be re-pledged, loaned, or sold. Of these securities, approximately $31.9 million had been pledged to the Options Clearing Corporation as collateral to secure certain client obligations related to options positions. As of September 30, 2014 there were no restrictions that materially limited our ability to re-pledge, loan, or sell the remaining $347.9 million of client collateral.
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
Our registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At September 30, 2014, LPL Financial's excess net capital was $102.5 million.
LPL Financial also acts as an introducing broker for commodities and futures. Accordingly, its trading activities are subject to the National Futures Association's (“NFA”) financial requirements and it is required to maintain net capital that is in excess of or equal to the greatest of NFA's minimum financial requirements. The NFA was designated by the Commodity Futures Trading Commission as LPL Financial's primary regulator for such activities. Currently, the highest NFA requirement is the minimum net capital calculated pursuant to the SEC's Uniform Net Capital Rule.
In addition to the minimum net capital requirements, the SEC and FINRA have established “early warning” capital requirements for broker-dealers that, when exceeded, limit certain activities of the broker-dealer. Early warning requirements provide advance warning that a firm's net capital is dropping toward its minimum requirement, allowing time for initiation of corrective action. For LPL Financial, an early warning level is reached if its net capital falls below 5.0% of aggregate debit balances. At September 30, 2014, LPL Financial's net capital was $109.2 million and its early warning requirement was $16.8 million. LPL Financial typically maintains net capital in excess of the early warning level to maintain its ability to grow its business, demonstrate the stability of its operations, and provide a safeguard in the event of sustained levels of market volatility.
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
Debt
On May 13, 2013, we entered into the First Amendment and Incremental Assumption Agreement (“Credit Agreement”) with our wholly owned subsidiary, LPL Holdings, Inc., and other parties thereto. The Credit Agreement amended our previous credit agreement, dated as of March 29, 2012. See Note 17. Subsequent Events, within the notes to unaudited condensed consolidated financial statements, for details regarding the amendment of the Credit Agreement.
The Credit Agreement includes a term loan A (“Term Loan A”), a term loan B, which had an initial principal amount of $459.4 million maturing on March 29, 2017; (“Term Loan B”), which had an initial principal amount of $1,083.9 million maturing on March 29, 2019; and the revolving credit facility (“Revolving Credit Facility”), which had an initial borrowing capacity of $250.0 million maturing on March 29, 2017.
In addition, we maintain three uncommitted lines of credit at LPL Financial. Two of the lines have unspecified limits and are primarily dependent on our ability to provide sufficient collateral. The third line had a $200.0 million limit at September 30, 2014 and December 31, 2013, and allows for both collateralized and uncollateralized borrowings. The lines were utilized in 2013; however, there were no balances outstanding at September 30, 2014 or December 31, 2013.
While our term loans are unhedged as of September 30, 2014, the risk of variability on our floating interest rate is partially mitigated by our cash sweep programs and client margin loans, which carry floating interest rates, as well as fees received from our cash sweep programs. At September 30, 2014, our receivables from our advisors’ clients for margin loan activity were approximately $271.3 million, and the balance of deposits in the cash sweep programs was $24.0 billion.
Interest Rate and Fees
Borrowings under Term Loan A and Term Loan B bear interest at a base rate equal to either a LIBOR based rate (the “Eurodollar Rate”) plus the applicable interest rate margin, or an alternative base rate (“ABR”) plus the applicable interest rate margin. The Eurodollar Rate with respect to Term Loan B shall in no event be less than 0.75%. The ABR is equal to the greatest of (a) the prime rate in effect on such day; (b) the effective federal funds rate in effect on such day plus 0.50%; (c) the Eurodollar Rate plus 1.00%; or (d) solely in the case of Term Loan B, 1.75%.
As of September 30, 2014, borrowings under the term loans bear interest at the Eurodollar Rate with an applicable interest rate margin of 2.50%. Borrowings under our Revolving Credit Facility bear interest with an applicable interest rate margin of 2.50%. The applicable interest rate margin on Term Loan A and the Revolving Credit Facility could change depending on our total leverage ratio.
In addition to paying interest on outstanding principal under the Credit Agreement, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee rate at September 30, 2014 was 0.50% for our Revolving Credit Facility, but is subject to change depending on our leverage ratio. We must also pay customary letter of credit fees.
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

•
solely in the case of Term Loan B, 50% (percentage will be reduced to 0% if our total leverage ratio is 3.00 to 1.00 or less) of our annual excess cash flow (as defined in the Credit Agreement) adjusted for, among other things, changes in our net working capital (as of September 30, 2014 our total leverage ratio was 2.56).

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
Our Credit Agreement prohibits us from paying dividends and distributions or repurchasing our capital stock except for limited purposes, including, but not limited to payments in connection with: (i) redemption, repurchase, retirement, or other acquisition of our equity interests from present or former officers, managers, consultants, employees and directors upon the death, disability, retirement, or termination of employment of any such person or otherwise in accordance with any stock option or stock appreciation rights plan, any management or employee stock ownership plan, stock subscription plan, employment termination agreement or any employment agreements or stockholders’ agreement, in an aggregate amount not to exceed $10.0 million in any fiscal year plus the amount of cash proceeds from certain equity issuances to such persons, and the amount of certain key-man life insurance proceeds, (ii) franchise taxes, general corporate and operating expenses not to exceed $3.0 million in any fiscal year, and fees and expenses related to any unsuccessful equity or debt offering permitted by the Amended Credit Agreement, (iii) tax liabilities to the extent attributable to our business and our subsidiaries and (iv) dividends and other distributions in an aggregate amount not to exceed the sum of (a) the greater of $250,000,000 or 6.75% of our consolidated total assets, (b) the available amount (as defined in the Credit Agreement), (c) the available equity amount (as defined in the Credit Agreement), and (d) the incremental dividend amount (as defined in the Credit Agreement). Notwithstanding the foregoing, we may make unlimited dividends and distributions provided that after giving pro forma effect thereto, our total leverage ratio does not exceed 2.0. As of September 30, 2014, we have the ability to make dividends and distributions or repurchase our capital stock totaling $359.6 million, subject to approval by the Board.
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
Our covenant requirements and actual ratios as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
Financial Ratio	Covenant Requirement	Actual Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	4.25	2.56	4.25	2.34
Interest Coverage (Minimum)	3.00	10.44	3.00	10.91
As of September 30, 2014 and December 31, 2013 we were in compliance with all of our covenant requirements.
Off-Balance Sheet Arrangements
We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Note 9. Commitments and Contingencies and Note 16. Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk, within the notes to unaudited condensed consolidated financial statements.
Contractual Obligations
In March 2014 we entered into a lease agreement for additional office space in Charlotte, North Carolina with a lease commencement date of March 1, 2014 and an expiration date of February 28, 2017. Future minimum payments for this lease commitment are $0.2 million, $1.0 million, $1.1 million, and $0.2 million, for the years 2014, 2015, 2016, and 2017, respectively.
In the three months ended September 30, 2014 there have been no material changes in our contractual obligations, other than in the ordinary course of business, from those above or disclosed in our 2013 Annual Report on Form 10-K. See Note 8. Debt and Note 9. Commitments and Contingencies, within the notes to unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K, for further detail on operating lease obligations and obligations under noncancelable service contracts.

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
At September 30, 2014, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.
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
Recently Issued Accounting Pronouncements
There are no recent accounting pronouncements that would impact our condensed consolidated statements of income, comprehensive income, financial condition, or cash flows.
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
Changes in the value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices, and the correlation among these factors. We manage our trading inventory by product type. Our activities to facilitate client transactions generally involve mutual fund activities, including dividend reinvestments. The balances are based on pending client activities that which are monitored by our Client Support Services department. Because these positions arise from pending client transactions, there are no specific trading or position limits. Positions held to meet clearing deposit requirements consist of U.S. government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlement area within our Client Support Services department. Our research department develops model portfolios that are used by advisors in developing client portfolios. We currently maintain approximately 190 accounts based on model portfolios. At the time a portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum for a client. Account minimums vary by product and can range from $10,000 to $250,000 per model. We utilize these positions to track the performance of the research department. The limits on this activity are established at the inception of each new model.
At September 30, 2014, the fair value of our trading securities owned were $12.9 million. Securities sold, but not yet purchased were immaterial at September 30, 2014. The fair value of securities included within other assets were $75.9 million at September 30, 2014. See Note 4. Fair Value Measurements, within the notes to unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased and other assets associated with our client facilitation activities. See Note 5. Held-to-Maturity Securities, within the notes to unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.

We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trailing commissions are paid, and assets eligible for sponsor payments.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of September 30, 2014, all of the outstanding debt under our Credit Agreement, $1.5 billion, was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at September 30, 2014 (in thousands):

	Outstanding at Variable Interest Rates	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans		Points	Points	Points	Points
Term Loan A	$459,375	$459	$1,148	$2,297	$4,594
Term Loan B	1,067,592	—	—	429	5,237
Variable Rate Debt Outstanding	$1,526,967	$459	$1,148	$2,726	$9,831
See Note 8. Debt, within the notes to unaudited condensed consolidated financial statements for additional information regarding variable interest rate and applicable interest rate margin on our outstanding borrowings.
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
The average Federal Reserve effective federal funds rate (“FFER”) for the three months ended September 30, 2014 was 0.09%. The following table reflects the approximate annual impact to asset-based revenues on our insured cash programs (assuming that client balances at September 30, 2014 remain unchanged) of an upward or downward change in short-term interest rates of one basis point (dollars in thousands):

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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial and did not exceed $0.1 million during the nine months ended September 30, 2014 and 2013. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Risk Oversight Committee of LPL Financial. The Audit Committee has mandated that the ROC oversee our risk management activities, including those of our subsidiaries. As of October 30, 2014, the Chief Risk Officer of LPL Financial serves as chair, and an Executive Vice President, Deputy General Counsel of LPL Financial serves as vice chair, of the ROC, which generally meets on a monthly basis with ad hoc meetings as necessary. As of October 30, 2014, each member of the Management Committee of LPL Financial and the three other Managing Directors (Managing Director, Chief Investment Officer; Managing Director, Independent Advisor Services; and Managing Director, Institution Services) serve on the ROC. Additional members of the Company’s senior management team are also included as ex-officio members, representing the key control areas of the Company. These individuals include, but are not limited to, the Chief Compliance Officer, Brokerage; the Chief Compliance Officer, Advisory; the Chief Information Security Officer; and the Chief Privacy Officer of LPL Financial. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries, and that the ROC thoroughly reviews significant matters relating to risk priorities, policies and control procedures and related exceptions, certain new and complex products and business arrangements, transactions with significant risk elements, and identified emerging risks.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") issued an updated version of its Internal Control - Integrated Framework (the "2013 Framework"). Originally issued in 1992 (the "1992 Framework"), the framework helps organizations design, implement, and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it superseded by the 2013 Framework. As of September 30, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework, which will be completed by the end of 2014.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
See Note 9. Commitments and Contingencies, within the notes to unaudited condensed consolidated financial statements for disclosure of matters related to regulatory matters.
Item 1A. Risk Factors
There have been no material changes in the information regarding the Company’s risks, as set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2013 Annual Report on Form 10-K, except for the risk factor “Anti-takeover provisions in our certificate of incorporation and bylaws could prevent or delay a change in control of our Company,” which was revised to reflect the declassification of the Board that occurred during the quarter ending June 30, 2014 and which revised risk factor was set forth in Part II, “Item 1A. Risk Factors” in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases on a monthly basis during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
July 1, 2014 through July 31, 2014	44,624	$47.95	44,624	$90,788,355
August 1, 2014 through August 31, 2014	486,802	$46.98	486,802	$—
September 1, 2014 through September 30, 2014	—	$—	—	$67,927,079
July 1, 2014 through September 30, 2014	531,426	$47.06	531,426	$67,927,079
____________________

(1)	See Note 10. Stockholders' Equity, within the notes to unaudited condensed consolidated financial statements for additional information.

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
10.1
Second Amendment, Extension and Incremental Assumption Agreement dated October 1, 2014, among Holdings, LPL Holdings, Inc., the other Credit Parties signatory thereto, the several Lenders and Additional Lenders parties thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent, Letter of Credit Issuer and Swingline Lender, J.P.Morgan Chase Bank, N.A., as future administrative agent and the other parties thereto*

10.2	First Amendment to Stockholders' Agreement dated September 24, 2014, by and between LPL Financial Holdings, Inc. and TPG Partners IV, L.P.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition
____________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	October 30, 2014	By:	/s/ MARK S. CASADY
Mark S. Casady
Chairman and Chief Executive Officer

Date:	October 30, 2014	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
Chief Financial Officer