Form 10-K
period 2014-12-31
LPL Financial Holdings Inc.
filed 2015-02-20
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant was $4.3 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

The number of shares of common stock, par value $0.001 per share, outstanding as of February 17, 2015 was 96,495,936.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

i

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly, and current reports, proxy statements, and other information required by the Securities Exchange Act of 1934, as amended (“Exchange Act”), with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.
On our internet site, http://www.lpl.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our proxy statements, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Hard copies of all such filings are available free of charge by request via email (investor.relations@lpl.com), telephone (617) 897-4574, or mail (LPL Financial Investor Relations at 75 State Street, 24th Floor, Boston, MA 02109). The information contained or incorporated on our website is not a part of this Annual Report on Form 10-K.
When we use the terms “LPLFH”, “we”, “us”, “our”, and the “Company” we mean LPL Financial Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K regarding the Company's future financial and operating results, growth, business strategies, plans, liquidity, future share repurchases, and future dividends, including statements regarding projected savings, projected expenses, and anticipated improvements to the Company's operating model, services, and technology as a result of its Service Value Commitment or restructuring initiatives, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company's historical performance and its plans, estimates, and expectations as of February 20, 2015. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of brokerage and advisory assets; fluctuations in levels of net new advisory assets and the related impact on fee revenue; effects of competition in the financial services industry; changes in the number of the Company's financial advisors and institutions, and their ability to market effectively financial products and services; changes in interest rates and fees payable by banks participating in the Company's cash sweep program, including the Company's success in negotiating agreements with current or additional counterparties; changes in the growth of the Company’s fee-based business; the effect of current, pending, and future legislation, regulation, and regulatory actions, including disciplinary actions imposed by federal and state securities regulators and self-regulatory organizations; the costs of settling and remediating issues related to pending or future regulatory matters; the Company's success in integrating the operations of acquired businesses; execution of the Company's plans related to its Service Value Commitment or restructuring initiatives, including the Company's ability to successfully transform and transition business processes to third-party service providers; the Company's success in negotiating and developing commercial arrangements with third-party service providers that will enable the Company to realize the service improvements and efficiencies expected to result from its Service Value Commitment or restructuring initiatives; the performance of third-party service providers to which business processes are transitioned from the Company; the Company's ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; and the other factors set forth in Part I, Item 1A - “Risk Factors”. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this annual report, even if its estimates change, and you should not rely on statements contained herein as representing the Company's views as of any date subsequent to the date of this annual report.

ii

PART I

Item 1.  Business
General Corporate Overview
We are the nation's largest independent broker-dealer, a top custodian for registered investment advisors ("RIAs"), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 14,000 independent financial advisors, including financial advisors at more than 700 financial institutions (our "advisors") throughout the United States, enabling them to provide their retail investors (their "clients") with objective financial advice through a lower conflict model. We also support approximately 4,400 financial advisors who are affiliated and licensed with insurance companies through customized clearing services, advisory platforms, and technology solutions.
We believe that objective financial guidance is a fundamental need for everyone. We enable our advisors to focus on what they do best—create the personal, long-term relationships that are the foundation for turning life’s aspirations into financial realities. We do that through a singular focus on providing our advisors with the front-, middle-, and back-office support they need to serve the large and growing market for independent investment advice. We believe that LPL Financial is the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services, and open architecture access to leading financial products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting, or market-making.
We are a leading financial services provider to independent advisors, RIAs, financial institutions, and retirement plan business. As a result, we are a market leader with the largest independent advisor base, and we believe we have the fourth-largest overall advisor base in the United States. Through our advisors, we are also one of the largest distributors of financial products and services in the United States, with over $77 billion in sales of mutual funds, annuities, alternative investments, and advisory services accounts in 2014.
We began operations through LPL Financial LLC ("LPL Financial"), our broker-dealer subsidiary, in 1989. LPL Financial Holdings Inc., which is the parent company of our collective businesses was incorporated in Delaware in 2005. LPL Financial is a clearing broker-dealer and an investment advisor that primarily transacts business as an agent for our advisors on behalf of their clients through a broad array of financial products and services. Fortigent Holdings Company, Inc. and its subsidiaries ("Fortigent") is a leading provider of solutions and consulting services to RIAs, banks and trust companies that serve high-net-worth clients. Through our subsidiary The Private Trust Company, N.A. ("PTC"), we offer trust administration, investment management oversight and RIA custodial services for estates and families. Our subsidiary, Independent Advisers Group Corporation (“IAG”), offers an investment advisory solution to insurance companies to support their financial advisors who are licensed with them. Our subsidiary, LPL Insurance Associates, Inc., ("LPLIA"), operates as a brokerage general agency that offers life, long-term care, and disability insurance sales and services.
Our Business
Our Advisor Relationships
Our business is dedicated exclusively to our advisors; we are not a market-maker nor do we offer investment banking or underwriting services. We offer no proprietary products of our own. Because we do not offer proprietary products, we enable the independent financial advisors, banks, and credit unions with whom we partner to offer their clients lower-conflict advice.
We believe we offer a compelling economic value proposition to independent advisors, which is a key factor in our ability to attract and retain advisors and their practices. The independent channels pay advisors a greater share of brokerage commissions and advisory fees than the captive channels — generally 80-90% compared to 30-50%. Through our scale and operating efficiencies, we are able to offer our advisors what we believe to be the highest average payout ratios among the five largest U.S. broker-dealers, ranked by number of advisors, providing us with a significant competitive advantage.
Furthermore, we believe our technology and service platforms enable our advisors to operate their practices with a greater focus on generating revenue opportunities and at a lower cost than other independent advisors. As a result, we believe our advisors who own practices earn more pre-tax profit than practice owners affiliated with other independent brokerage firms. Finally, as business owners, our independent financial advisors, unlike captive advisors, also have the opportunity to build equity in their own businesses.

Our advisors build long-term relationships with their clients in communities across the U.S. by guiding them through the complexities of investment decisions, retirement solutions, financial planning, and wealth-management. Our advisors support approximately 4.5 million client accounts. Our services support the evolution of our advisors’ businesses over time and are designed to change as our advisors' needs change.
Advisors licensed with LPL Financial as registered representatives and as investment advisory representatives are able to conduct both commission-based business on our brokerage platform and fee-based business on our corporate RIA platform. In order to be licensed with LPL Financial, advisors must be approved through our assessment process, which includes a thorough review of each advisor’s education, experience, and credit and compliance history. Approved advisors become registered with LPL Financial and enter into a representative agreement that establishes the duties and responsibilities of each party. Pursuant to the representative agreement, each advisor makes a series of representations, including that the advisor will disclose to all clients and prospective clients that the advisor is acting as LPL Financial's registered representative or investment advisory representative, that all orders for securities will be placed through LPL Financial, that the advisor will sell only products LPL Financial has approved, and that the advisor will comply with LPL Financial policies and procedures as well as securities rules and regulations. These advisors also agree not to engage in any outside business activity without prior approval from us and not to act as an agent for any of our competitors.
Our advisors average over 15 years of industry experience. This level of industry experience allows us to focus on supporting and enhancing our advisors’ businesses without needing to provide basic training or subsidizing advisors who are new to the industry. Our flexible business platform allows our advisors to choose the most appropriate business model to support their clients, whether they conduct brokerage business, offer brokerage and fee-based services on our corporate RIA platforms, or provide fee-based services through their own RIAs.
The majority of our advisors are entrepreneurial independent contractors that are primarily located in rural and suburban areas and as such are viewed as local providers of independent advice, many of whom operate under their own business name. We assist these advisors with their own branding, marketing and promotion, and regulatory review.
LPL Financial also supports over 320 stand-alone RIA practices ("Independent RIAs") with over 2,700 advisors who conduct their advisory business through separate entities by establishing their own RIAs, rather than using our corporate RIA. These Independent RIAs engage us for technology, clearing, compliance related and custody services, as well as access to certain of our investment platforms. These advisors retain 100% of their advisory fees. In return, we charge separate fees for custody, trading, and support services to the Independent RIAs. In addition, most Independent RIAs seeking to operate a hybrid model carry their brokerage license with LPL Financial and access our fully-integrated brokerage platform under standard terms.
We believe we are the market leader in providing support to over 2,200 financial advisors at approximately 700 banks and credit unions nationwide. For these institutions, whose core capabilities may not include investment and financial planning services, or who find the technology, infrastructure, and regulatory requirements to be cost prohibitive, we provide their financial advisors with the services they need to be successful, allowing the institutions to focus more energy and capital on their core businesses.
A subset of our advisors provides advice and serves group retirement plans primarily for small and mid-size businesses. These approximately 1,500 advisors serve over 31,600 retirement plans representing $80.3 billion in retirement plan assets custodied at various custodians. LPL Financial provides these advisors with marketing tools and technology capabilities that are designed for retirement solutions.
We also provide support to approximately 4,400 additional financial advisors who are affiliated and licensed with insurance companies. These arrangements allow us to provide outsourced customized clearing, advisory platforms, and technology solutions that enable the financial advisors at these insurance companies to offer a breadth of services to their client base in an efficient manner.
Our Value Proposition
The core of our business is dedicated to meeting the evolving needs of our advisors and providing the platform and tools to grow and enhance the profitability of their businesses. Our Service Value Commitment initiative expresses our dedication to continuous improvement in the processes, systems, and resources we leverage to meet these needs. This initiative is also designed to create a better service experience for our advisors, evolve our operating model to simplify processes and enhance our ability to invest in areas that are differentiators for our business by lowering our costs in areas where work can be performed more effectively by outsourcing partners specializing in this work.

We support our advisors by providing front-, middle-, and back-office solutions through our distinct value proposition: integrated technology solutions, comprehensive clearing and compliance services, consultive practice management programs and training, and independent research. The comprehensive and automated nature of our offering enables our advisors to focus on their clients while successfully and efficiently managing the complexities of running their own practice.
Integrated Technology Solutions
We provide our technology and service to advisors through an integrated technology platform that is server-based and web-accessible. This allows our advisors to effectively manage all critical aspects of their businesses while remaining highly efficient and responsive to their clients’ needs. Time-consuming processes, such as account opening and management, document imaging, transaction execution, and account rebalancing, are automated to improve efficiency and accuracy.
Comprehensive Clearing and Compliance Services
We custody and clear the majority of our advisors’ transactions, providing a simplified and streamlined advisor experience and expedited processing capabilities. Our self-clearing platform enables us to better control client data, more efficiently process and report trades, facilitate platform development, reduce costs, and ultimately enhance the service experience for our advisors and their clients. Our self-clearing platform also enables us to serve a wider range of advisors, including Independent RIAs.
Our services are backed by our service center and operations organizations focused on providing timely, accurate, and consistent support. To enhance the service effort, our service center utilizes Service360, a service paradigm available to the majority our advisors and Independent RIAs that offers a small team-based approach. This service model emphasizes personal accountability and empowerment within each Service360 team. Service360 currently serves over 10,300 advisors.
We continue to make substantial investments in our compliance function to provide our advisors with a strong framework through which to understand and operate within regulatory guidelines, as well as guidelines we establish. Protecting the best interests of investors and our affiliated advisors is of utmost importance to us. As the financial industry and regulatory environment evolve and become more complex, we remain devoted to serving our clients ethically and exceedingly well. We have made a long-term commitment to enhancing our risk management and compliance structure. Since 2012, we have made increasing investments in our core infrastructure—including people, process, and technology—to sustain a leading control environment focused on risk that matters. These investments include hiring and retaining experienced compliance and risk professionals and technology-related expenditures. Our compliance and risk management tools are integrated into our technology platform to further enhance the overall effectiveness and scalability of our control environment.
Our team of risk and compliance employees assist our advisors through:

•	training and advising advisors on new products, new regulatory guidelines, compliance and risk management tools, security policies and procedures, anti-money laundering, and best practices;

•	supervising sales practice activities and facilitating the oversight of activities for branch managers;

•	conducting technology-enabled surveillance of trading activities and sales practices;

•	overseeing and monitoring of registered investment advisory activities;

•	inspecting branch offices and advising on how to strengthen compliance procedures; and

•	continuing to invest in technology assisted supervisory and surveillance tools.
Practice Management Programs and Training
Our practice management programs are designed to help financial advisors in independent practices and financial institutions, as well as all levels of financial institution leadership, enhance and grow their businesses. Our experience gives us the ability to benchmark the best practices of successful advisors and develop customized recommendations to meet the specific needs of an advisor’s business and market. Because of our scale, we are able to dedicate an experienced group of practice management professionals who counsel our advisors to build and better manage their business and client relationships through one-on-one support as well as group training. In addition, we hold over 100 conferences and group training events around the country annually for the benefit of our advisors. Our practice management and training services include:

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

•	marketing strategies, including campaign templates, to enable advisors to build awareness of their services and capitalize on opportunities in their local markets;

•	succession planning and an advisor loan program for advisors looking to either sell their own or buy another practice;

•	transition services to help advisors establish independent practices and migrate client accounts to us; and

•	training and educational programs on topics including technology, use of advisory platforms, and business development.
Independent Research
We provide our advisors with integrated access to comprehensive research on a broad range of investments and market analysis, including on mutual funds, separate accounts, alternative investments and annuities, asset allocation strategies, financial markets, and the economy. Based on our research we create discretionary portfolios, for which we serve as a portfolio manager, that are available through the LPL Financial turnkey advisory asset management platforms. Our research team provides lower-conflict advice that is designed to empower our advisors to provide their clients with thoughtful advice in a timely manner. Our research team actively works with our product due diligence group to effectively scrutinize the financial products offered through our platform. Our lack of proprietary products or investment banking services helps ensure that our research remains unbiased and objective. A substantial portion of our research materials are approved by our Marketing Regulatory Review department for use with advisors' clients, allowing our advisors to leverage these materials to help their clients understand complex investment topics and make informed decisions.
We also offer independent investment research on macro-economic analysis, capital markets assumptions, and strategic and tactical asset allocation. We also provide robust third-party asset manager search, selection, and monitoring services for both traditional and alternative strategies across all investment access points (ETFs, mutual funds, separately managed accounts, unified managed accounts, and other products and services).
Our Product and Solution Access
We do not manufacture any financial products. Instead, we provide our advisors with open architecture access to a broad range of commission, fee-based, cash, and money market products and services. Our product due diligence group conducts extensive diligence on substantially all of our product offerings, including annuities, mutual funds, exchange-traded funds, and alternative investments, including real estate investment trusts. Our platform provides access to over 13,000 financial products, manufactured by 900 product sponsors. Typically, we enter into arrangements with these product sponsors pursuant to the sponsor’s standard distribution agreement.
The sales and administration of these products are facilitated through our technology solutions that allow our advisors to access client accounts, product information, asset allocation models, investment recommendations, and economic insight as well as to perform trade execution.
Commission-Based Products
Commission-based products are those for which we and our advisors receive an upfront commission and, for certain products, a trailing commission. Our brokerage offerings include variable and fixed annuities, mutual funds, equities, alternative investments such as non-traded real estate investment trusts and business development companies, retirement and 529 education savings plans, fixed income, and insurance. Our insurance offering is provided through LPLIA, a brokerage general agency that provides personalized advance case design, point-of-sale service, and product support for a broad range of life, disability, and long-term care products. As of December 31, 2014, the total assets in our commission-based products were $299.3 billion.
Fee-Based Advisory Platforms and Support
LPL Financial has five fee-based advisory platforms that provide centrally managed or customized solutions from which advisors can choose to meet the investment needs of their mass affluent clients (those investors with $100,000 or greater in investable assets) and high-net-worth clients. The fee structure aligns the interests of our advisors with their clients, while establishing a recurring revenue stream for the advisor and for us. Our fee-based platforms provide access to no-load/load-waived mutual funds, exchange-traded funds, stocks, bonds, conservative option strategies, unit investment trusts, and institutional money managers and no-load multi-manager variable annuities. As of December 31, 2014, the total assets under custody in these platforms were $175.8 billion.
Cash Sweep Programs
We assist our advisors in managing their clients’ cash balances through two primary cash sweep programs depending on account type: a money market sweep vehicle involving money market fund providers and an insured bank deposit sweep vehicle. Our insured bank deposit sweep vehicle allocates client cash balances across multiple non-affiliated banks to provide advisors with up to $1.5 million ($3.0 million joint) of insurance through the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2014, the total assets in our cash sweep programs, which are held within brokerage and advisory accounts, were approximately $26.0 billion, with $7.4 billion held in a money market sweep vehicle and $18.6 billion in an insured bank deposit sweep vehicle.
Retirement Services
We offer a retirement solution that is fee-based and allows qualified advisors to provide consultation and advice to plan sponsors using our corporate RIA. We also offer a retirement solution that provides for commission-based services. Our advisors, whether through our corporate RIA or through an Independent RIA, serve over 31,600 retirement plans representing at least $80.3 billion in retirement plan assets. These retirement plan assets are custodied with LPL Financial or various third-party providers of retirement plan administrative services who provide us with direct reporting feeds. There are additional retirement plan assets supported by our advisors that are custodied with third-party providers who do not provide reporting feeds to us. We estimate there are over 40,000 retirement plans served by our advisors with total retirement plan assets to be between $115.0 billion and $125.0 billion. The retirement plan assets that are not custodied at LPL Financial are not included in our reported advisory and brokerage assets.
Other Services
We provide a number of tools and services that enable advisors to maintain and grow their practices. Through our subsidiary PTC, we provide custodial services to trusts for estates and families. Under our unique model, an advisor may provide a trust with investment management services, while administrative services for the trust are provided by PTC.
Our Financial Model
Our overall financial performance is a function of the following dynamics of our business:

•
Our revenues stem from diverse sources, including advisor-generated commission and advisory fees as well as fees from product manufacturers, omnibus, networking services, cash sweep balances, and other ancillary services. Revenues are not concentrated by advisor, product, or geography. For the year ended December 31, 2014, no single relationship with our independent advisor practices, banks, credit unions, or insurance companies accounted for more than 3% of our net revenues, and no single advisor accounted for more than 1% of our net revenues.

•	The largest variable component of our cost base, advisor payout percentages, is directly linked to revenues generated by our advisors.

•	A portion of our revenues, such as software licensing and account and client fees, are not correlated with the equity financial markets.

•	Our operating model is scalable and can deliver expanding profit margins over time.

•
We are able to operate with low capital expenditures and limited capital requirements, and as a result generate substantial free cash flow, which we have committed to investing in our business as well as returning value to shareholders.

•	The majority of our revenue base is recurring in nature, with approximately 68% recurring revenue in 2014.
Our Competitive Strengths
Market Leadership Position and Significant Scale
We are the established leader in the independent advisor market, which is our core business focus. Our scale enables us to benefit from the following dynamics:

•	Continual Reinvestment — We actively reinvest in our comprehensive technology platform and practice management support, which further improves the productivity of our advisors.

•	Pricing Power — As one of the largest distributors of financial products in the United States, we are able to obtain attractive economics from product manufacturers.

•	Payout Ratios to Advisors — Among the five largest U.S. broker-dealers by number of advisors, we offer the highest average payout ratios to our advisors.
The combination of our ability to reinvest in our business and maintain highly competitive payout ratios has enabled us to attract and retain advisors. This, in turn, has driven our growth and led to a continuous cycle of reinvestment that reinforces our established scale advantage.
Unique Value Proposition
We deliver a comprehensive and integrated suite of products and services to support the practices of our independent advisors. We believe we are the only institution that offers a lower-conflict, open architecture, and scalable platform. The benefits of our purchasing power lead to high average payouts and greater economics to our advisors. Our platform also creates an entrepreneurial opportunity that empowers independent advisors to build equity in their businesses. This generates a significant opportunity to attract and retain highly qualified advisors who are seeking independence.
We provide comprehensive solutions to financial institutions, such as regional banks, credit unions, and insurers who seek to provide a broad array of services for their clients. We believe many institutions find the technology, infrastructure, and regulatory requirements associated with delivering financial advice to be cost-prohibitive. The solutions we provide enable financial advisors at these institutions to deliver their services on a cost-effective basis.

Flexibility of Our Business Model
Our business model allows our advisors the freedom to choose how they conduct their business, which helps us attract and retain advisors from multiple channels, including wirehouses, regional broker-dealers, and other independent broker-dealers. Our accommodating platform serves a variety of independent advisor models, including independent financial advisors, RIAs, and Independent RIAs. The flexibility of our business model makes it easy for our advisors to transition among independent advisor models and product mix as their business evolves and preferences change within the market. Our business model provides advisors with a multitude of customizable service and technology offerings, which allows them to increase their efficiency, focus on their clients and grow their practice.
Ability to Serve Approximately 90% of Retail Assets
Our historic focus has been on advisors who serve the mass-affluent market (investors with $100,000 or greater in investable assets) and believe there continues to be an attractive opportunity in this market. Although we have grown through our focus in this area, the flexibility of our platform allow us to expand our breadth of services to better support the high-net-worth market. As of December 31, 2014, our advisors supported accounts with more than $1 million in assets that in the aggregate represented $92.1 billion in advisory and brokerage assets, 19.4% of our total assets custodied. Our array of integrated technology and services can support advisors with significant production and can compete directly with wirehouses and custodians. We are able to support our advisors to meet the needs of their mass market clients up through the high-net-worth market, which, according to Cerulli Associates, accounts for approximately 90% of retail assets.
Our Sources of Growth
We expect to increase our revenue and profitability by benefiting from favorable industry trends and by executing strategies to accelerate our growth beyond that of the broader markets in which we operate.
Favorable Industry Trends
Growth in Investable Assets
According to Cerulli Associates, over the past five years, assets under management for the market segments in the United States that we address grew 8.5% per year, while retirement assets are expected to grow 6.4% per year over the next five years (in part due to the retirement of the baby boomer generation and the resulting assets that are projected to flow out of retirement plans and into individual retirement accounts). In addition, IRA assets are projected to grow from $7.5 trillion as of 2014 to $10.6 trillion by 2018. In addition to the retirement of the baby boomer generation, there is a general need in the United States for greater and smarter retirement savings as well as increased regulatory pressures on 401(k) plan sponsors.

(1)	The Cerulli Report: The State of U.S. Retail and Institutional Asset Management 2014.

(2)	The Cerulli Report: U.S. Retirement Markets 2014: Sizing Opportunities in Private and Public Retirement Plans.

Increasing Demand for Independent Financial Advice
Retail investors, particularly in the mass-affluent market, are increasingly seeking financial advice from independent sources. We are highly focused on helping independent advisors meet the needs of the mass-affluent market, which constitutes a significant and underserved portion of investable assets, in part because wirehouses have not typically focused on this space.
Advisor Migration to Independence
Independent channels continue to gain market share from captive channels. We believe that we are not just a beneficiary of this secular shift, but an active catalyst in the movement to independence. There is an increased shift towards advisors seeking complete independence by forming an RIA and registering directly with the SEC. However, these advisors are generally interested in retaining assets in brokerage accounts. This shift is leading to significant growth in the number of our Independent RIA advisors.
Macroeconomic Trends
While the current macroeconomic environment exhibits short-term volatility, we anticipate an appreciation in asset prices and a rise in interest rates over the long term. We expect that our business will benefit from growth in advisory and brokerage assets as well as increasing interest rates.
Executing Our Growth Strategies
Attracting New Advisors to Our Platform
We intend to grow the number of advisors who are served by our platform — either those who are independent or who are aligned with financial institutions. We have a 4.8% market share of the approximately 290,000 financial advisors in the United States, according to Cerulli Associates, and we believe that we have the ability to attract seasoned advisors of any practice size and from any channel, including wirehouses, regional broker-dealers and other independent broker-dealers.

Channel	Advisors	Market Share
Independent Broker-Dealer(1)	67,290	23.5%
Insurance Broker-Dealer	74,804	26.1%
Wirehouse	46,594	16.3%
Regional Broker-Dealer	29,955	10.5%
RIA(1)	28,528	9.9%
Bank Broker-Dealer	14,332	5.0%
Dually registered RIAs(1)	24,825	8.7%
Total	286,328	100.0%
___________________
(1) The 24,825 advisors classified as "dually registered RIAs" are advisors who are both licensed through independent broker-dealers and registered as investment advisors.
Increasing Productivity of Existing Advisor Base
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
Ramp-up of Newly-Attracted Advisors
We primarily attract experienced advisors who have established practices. In our experience, it takes an average of four years for newly recruited advisors to fully re-establish their practices and associated revenues. This seasoning process creates accelerated growth of revenue from new advisors.

Expansions of our Product & Service Offerings
Through internal development, as well as synergies obtained from opportunistic acquisitions, we have expanded our capabilities and product and service offerings in order to ensure we continue to provide a premium platform for our advisors to grow and enhance the profitability of their businesses. Presented below are a few examples of our expanded capabilities and product and service offerings.

Account View
Accessed from a computer, tablet, or smartphone, Account View is clients’ secure, convenient, 24-hour online access to their investment account information. The site gives clients the ability to access current market information and financial headlines, as well as export portfolio data for further analysis. Clients can also exchange secure messages, and manage their profile including password resets and paperless options.

Advisor Essentials
A strategic educational curriculum designed to help advisors create and run a profitable and productive practice, this program is tailored for advisors new to the business, staff who are on a career path to become a financial advisor, or producers who have not yet reached a club level at LPL Financial. The curriculum will enhance effectiveness across client service, value proposition, and office management.

Enhanced Trading & Rebalancing
The Enhanced Trading and Rebalancing provides an integrated single-platform solution to keep up with advisors’ fast pace of business demands. The trading platform provides advisors with the most efficient way to place trades on their advisory accounts. The rebalancing feature allows advisors to be more efficient and strategic by rebalancing accounts using custom models.

LPL Digital IQ
LPL Digital IQ is an interactive training program designed to make it simple for advisors to learn how to get started on social media and enhance their digital presence. The four levels of Digital IQ-Basics, Explorer, Master, and Elite-consist of video lessons that help advisors stay on the leading edge of client communications and one step ahead of the competition. The LPL Digital IQ program is ideal for advisors that need to learn the basics or the experienced social media user who wants to take digital marketing to an elite level.

Resource Center
The Resource Center is an informational hub that provides advisors and staff with information and resources to efficiently operate and grow their business including news and alerts, operation procedures and forms, research, client acquisition and retention, practice management, and training.

LPL Financial Mobile
LPL Financial Mobile provides advisors with the ability to look up clients and associated Account View and Resource Center information. Advisors have access to client account, position, transaction and statement information. Advisors are able to stay current with easy-to-access market data, including stock quotes, indices, and headlines.

RetirementU
A strategic educational curriculum that provides advisors and staff members with the training they need to access and effectively utilize retirement resources of LPL Financial. RetirementU helps to prepare administrative assistants to effectively support advisors providing investment policy development, compliance monitoring services for plan sponsors and research on retirement plans and asset managers.

Streamlined Office
Suite of solutions, incorporating eSignature, Remote Deposit, and iDoc, that can save advisors time and money, and enhance their clients’ experience. eSignature allows advisors and their clients to provide electronic signatures on the most commonly used operational forms. Remote Deposit is a mobile solution that provides an easy, fast, convenient, and secure way to deposit client checks into LPL Financial accounts. iDoc acts as an online vault, in which advisors can store documents electronically and securely.

Competition
We believe we offer a unique and dedicated value proposition to independent financial advisors and financial institutions. This value proposition is built upon the delivery of our services through our scale, independence, and integrated technology, the sum of which we believe is not replicated in the industry. As a result we believe that we do not have any direct competitors that offer our unique business model at the scale at which we offer it. For example, because we do not have any proprietary manufacturing products, we do not view firms that manufacture asset management products and other financial products as direct competitors.
We compete to attract and retain experienced and productive advisors with a variety of financial firms. Within the independent channel, the industry is highly fragmented, comprised primarily of small regional firms that rely on third-party custodians and technology providers to support their operations. The captive wirehouse channel tends to consist of large nationwide firms with multiple lines of business that have a focus on the highly competitive high-net-worth investor market. Competitors in this channel include Morgan Stanley; Bank of America Merrill Lynch; UBS

Financial Services Inc.; and Wells Fargo Advisors, LLC. Competition for advisors also includes regional firms, such as Edward D. Jones & Co., L.P. and Raymond James Financial Services, Inc. Independent RIAs, which are licensed directly with the SEC and not through a broker-dealer, may choose from a number of third-party firms to provide custodial services. Our significant competitors in this space include Charles Schwab & Co., Fidelity Brokerage Services LLC, and TD Ameritrade.
Those competitors that do not offer a complete clearing solution for advisors are frequently supported by third-party clearing and custody oriented firms. Pershing LLC, a subsidiary of Bank of New York Mellon, National Financial Services LLC, a subsidiary of Fidelity Investments, and J.P. Morgan Clearing Corp., a subsidiary of J.P. Morgan Chase & Co., offer custodial services and technology solutions to independent firms and RIAs that are not self-clearing. These clearing firms and their affiliates and other providers also offer an array of service, technology and reporting tools. Albridge Solutions, a subsidiary of Bank of New York Mellon, Advent Software, Inc., Envestnet, Inc., and Morningstar, Inc., provide an array of research, analytics and reporting solutions.
Our advisors compete for clients with financial advisors of brokerage firms, banks, insurance companies, asset management, and investment advisory firms. In addition, they also compete with a number of firms offering direct to investor on-line financial services and discount brokerage services, such as Charles Schwab & Co. and Fidelity Brokerage Services LLC.
Employees
As of December 31, 2014, we had 3,384 full-time employees. None of our employees is subject to collective bargaining agreements governing their employment with us. Our continued growth is dependent, in part, on our ability to be an employer of choice and an organization that recruits and retains talented employees who best fit our culture and business needs. We offer ongoing learning opportunities and programs that empower employees to grow in their professional development and careers. We provide comprehensive compensation and benefits packages, as well as financial education tools to assist our employees as they plan for their future. We give back to our local communities, encourage sustainability in our workplace, and embrace diversity and inclusion to appreciate the unique perspective and value that each of our employees brings based on their personal experiences. Through these initiatives, we work to help all employees be engaged and empowered.
Regulation
The financial services industry is subject to extensive regulation by U.S. federal, state, and international government agencies as well as various self-regulatory organizations. We take an active leadership role in the development of the rules and regulations that govern our industry. We have been investing in our compliance functions to monitor our adherence to the numerous legal and regulatory requirements applicable to our business.
Broker-Dealer Regulation
LPL Financial is a broker-dealer registered with the SEC, a member of FINRA and various other self-regulatory organizations, and a participant in various clearing organizations including the Depository Trust Company, the National Securities Clearing Corporation, and the Options Clearing Corporation. LPL Financial is registered as a broker-dealer in each of the 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.
Broker-dealers are subject to rules and regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, and the conduct of directors, officers, and employees. Broker-dealers are also regulated by state securities administrators in those jurisdictions where they do business. Compliance with many of the rules and regulations applicable to us involves a number of risks because rules and regulations are subject to varying interpretations, among other reasons. Regulators make periodic examinations and review annual, monthly, and other reports on our operations, track record, and financial condition. Violations of rules and regulations governing a broker-dealer’s actions could result in censure, penalties and fines, the issuance of cease-and-desist orders, the suspension or expulsion from the securities industry of such broker-dealer, its financial advisor(s) or its officers or employees, or other similar adverse consequences. The rules of the Municipal Securities Rulemaking Board, which are enforced by the SEC and FINRA, apply to the municipal securities activities of LPL Financial.
Our margin lending is regulated by the Federal Reserve Board’s restrictions on lending in connection with client purchases and short sales of securities, and FINRA rules also require our subsidiaries to impose maintenance requirements based on the value of securities contained in margin accounts. In many cases, our margin policies are more stringent than these rules.
Significant new rules and regulations continue to arise as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010. Provisions of the Dodd-Frank Act that may impact our business include, but are not limited to, the potential implementation of a more stringent fiduciary standard for broker-dealers and the potential establishment of a new self-regulatory organization for investment advisors. Compliance with these provisions is likely to result in increased costs. Moreover, to the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of financial institutions with whom we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry, and the economy cannot be known until all such applicable regulations called for under the Dodd-Frank Act have been finalized and implemented.
Investment Adviser Regulation
As investment advisers registered with the SEC, our subsidiaries LPL Financial, IAG, and Fortigent, LLC are subject to the requirements of the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and the regulations promulgated thereunder, including examination by the SEC’s staff. Such requirements relate to, among other things, fiduciary duties to clients, performance fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between the advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements, and general anti-fraud provisions.
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
Retirement Plan Services Regulation
Certain of our subsidiaries, including LPL Financial, Fortigent, PTC, IAG, and LPLIA, are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and Section 4975 of the Internal Revenue Code (the "Code"), and to regulations promulgated under ERISA or the Code, insofar as they provide services with respect to plan clients, or otherwise deal with plan clients that are subject to ERISA or the Code. ERISA imposes certain duties on persons who are "fiduciaries" (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary penalties as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving plans (as defined in Section 4975(e)(1), which includes individual retirement accounts and Keogh plans) and service providers, including fiduciaries, to such plans. Section 4975 imposes excise taxes for violations of these prohibitions.
Commodities and Futures Regulation
LPL Financial is registered as an introducing broker with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). LPL Financial introduces commodities and futures products to ADM Investor Services, Inc. (“ADM”), and all commodities accounts and related client positions are held by ADM. LPL Financial is regulated by the CFTC and NFA. Violations of the rules of the CFTC and the NFA could result in remedial actions including fines, registration terminations, or revocations of exchange memberships.
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
Because of its limited purpose, PTC is not a “bank” as defined under the Bank Holding Company Act of 1956. Consequently, neither its immediate parent, PTC Holdings, Inc., nor its ultimate parent, LPLFH, is regulated by the

Board of Governors of the Federal Reserve System as a bank holding company. However, PTC is subject to regulation by the OCC and to various laws and regulations enforced by the OCC, such as capital adequacy, change of control restrictions and regulations governing fiduciary duties, conflicts of interest, self-dealing, and anti-money laundering. For example, the Change in Bank Control Act, as implemented by OCC supervisory policy, imposes restrictions on parties who wish to acquire a controlling interest in a limited purpose national bank such as PTC or the holding company of a limited purpose national bank such as LPL Financial Holdings Inc. In general, an acquisition of 10% or more of our common stock, or another acquisition of “control” as defined in OCC regulations, may require OCC approval. These laws and regulations are designed to serve specific bank regulatory and supervisory purposes and are not meant for the protection of PTC, LPL Financial, or their stockholders.

Regulatory Capital
The SEC, FINRA, CFTC, and NFA have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer’s net capital is calculated as net worth plus qualified subordinated debt less deductions for certain types of assets. The net capital rule under the Exchange Act requires that at least a minimum part of a broker-dealer’s assets be maintained in a relatively liquid form. LPL Financial is also subject to the NFA's financial requirements and is required to maintain net capital that is in excess of or equal to the greatest of the NFA's minimum financial requirements. Under these requirements, LPL Financial is currently required to maintain minimum net capital that is in excess of or equal to the minimum net capital calculated and required pursuant to the SEC's Uniform Net Capital Rule.
The SEC, FINRA, CFTC, and NFA impose rules that require notification when net capital falls below certain predefined criteria. These broker-dealer capital rules also dictate the ratio of debt to equity in regulatory capital composition, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators ultimately could lead to the broker-dealer’s liquidation. Additionally, the net capital rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital, and that require prior notice to the SEC and FINRA for certain capital withdrawals. LPL Financial, which is subject to net capital rules has been, and currently is, in compliance with those rules and has net capital in excess of the minimum requirements.
Anti-Money Laundering and Sanctions Compliance
The USA PATRIOT Act of 2001 (the “PATRIOT Act”) contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers, futures commission merchants and other financial services companies. Financial institutions subject to the PATRIOT Act generally must have anti-money laundering procedures in place, monitor for and report suspicious activity, implement specialized employee training programs, designate an anti-money laundering compliance officer, and are audited periodically by an independent party to test the effectiveness of compliance. In addition, sanctions administered by the U.S. Office of Foreign Asset Control prohibit U.S. persons from doing business with blocked persons and entities. We have established policies, procedures, and systems designed to comply with these regulations.
Security and Privacy
Regulatory activity in the areas of privacy and data protection continues to grow worldwide and is generally being driven by the growth of technology and related concerns about the rapid and widespread dissemination and use of information. To the extent they are applicable to us, we must comply with these federal and state information-related laws and regulations, including, for example, those in the United States, such as the 1999 Gramm-Leach-Bliley Act, SEC Regulation S-P, and the Fair Credit Reporting Act of 1970, as amended.
Financial Information about Geographic Areas
Our revenues for the periods presented were derived from our operations in the United States.
Trademarks
Access Alts®, Access Overlay®, BranchNet®, DO IT SMARTER®, Fortigent®, LPL®, LPL Career Match®, LPL Financial®, the LPL Financial logo, LPL Partners Program®, Manager Access Network®, Manager Access Select®, OMP®, National Retirement Partners®, the National Retirement Partners logo, Veritat Advisors®, and the Veritat Advisor logo are our registered trademarks. ClientWorks and SponsorWorks are among our service marks.

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
General economic and market factors can affect our commission and fee revenue. For example, a decrease in market levels can:

•
reduce new investments by both new and existing clients in financial products that are linked to the equity markets, such as variable life insurance, variable annuities, mutual funds, and managed accounts;

•	reduce trading activity, thereby affecting our brokerage commissions and our transaction revenue;

•	reduce the value of advisory and brokerage assets, thereby reducing advisory fee revenue and asset-based fee income and

•	motivate clients to withdraw funds from their accounts, reducing advisory and brokerage assets, advisory fee revenue, and asset-based fee income.
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
Liquidity, or ready access to funds, is essential to our business. We expend significant resources investing in our business, particularly with respect to our technology and service platforms. In addition, we must maintain certain levels of required capital. As a result, reduced levels of liquidity could have a significant negative effect on us. Some potential conditions that could negatively affect our liquidity include:

•	illiquid or volatile markets;

•	diminished access to debt or capital markets;

•	unforeseen cash or capital requirements; or

•	regulatory penalties or fines, or adverse legal settlements or judgments (including, among others, risks associated with auction rate securities).
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
In the event current resources are insufficient to satisfy our needs, we may need to rely on financing sources such as bank debt. The availability of additional financing will depend on a variety of factors such as:

•	market conditions;

•	the general availability of credit;

•	the volume of trading activities;

•	the overall availability of credit to the financial services industry;

•	our credit ratings and credit capacity; and

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
We, from time to time, use derivative instruments to hedge our foreign currency risk. In particular, our agreement with a third-party service provider provides for an annual adjustment of the currency exchange rate between the U.S. dollar and the Indian rupee. We bear the risk of currency movement at each annual reset date, and the reset rate then applies for the subsequent 12-month period. To mitigate foreign currency risk arising from such annual adjustments, we use derivative financial instruments consisting solely of non-deliverable foreign currency contracts. However, if either we or our counterparties fail to honor our respective obligations under such derivative instruments, we could be subject to the risk of loss and our hedges of the foreign currency risk will be ineffective. That failure could have an adverse effect on our financial condition, results of operations, and cash flows that could be material.
A loss of our marketing relationships with manufacturers of financial products could harm our relationship with our advisors and, in turn, their clients.
We operate on an open-architecture product platform offering no proprietary financial products. To help our advisors meet their clients’ needs with suitable investment options, we have relationships with most of the industry-leading providers of financial and insurance products. We have sponsorship agreements with some manufacturers of fixed and variable annuities and mutual funds that, subject to the survival of certain terms and conditions, may be terminated by the manufacturer upon notice. If we lose our relationships with one or more of these manufacturers, our ability to serve our advisors and, in turn, their clients, and our business may be materially adversely affected. As an example, recently certain variable annuity product sponsors have ceased offering and issuing new variable annuity contracts. If this trend continues, we could experience a loss in the revenue currently generated from the sale of such products. In addition, certain features of such contracts have been eliminated by variable annuity product sponsors. If this trend continues, the attractiveness of these products would be reduced, potentially reducing the revenue we currently generate from the sale of such products.
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
Our business is subject to extensive U.S. regulation and supervision, including securities and investment advisory services. The securities industry in the United States is subject to extensive regulation under both federal and state laws. Our broker-dealer subsidiary, LPL Financial, is:

•	registered as a broker-dealer with the SEC, each of the 50 states, and the District of Columbia, Puerto Rico and the U.S. Virgin Islands;

•	registered as an investment adviser with the SEC;

•
a member of FINRA and various other self-regulatory organizations, and a participant in various clearing organizations including the Depository Trust Company, the National Securities Clearing Corporation, and the Options Clearing Corporation; and

•	regulated by the CFTC with respect to the futures and commodities trading activities it conducts as an introducing broker.
Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (“SROs”). The primary regulators of LPL Financial are FINRA, and for municipal securities, the Municipal Securities Rulemaking Board (“MSRB”). The CFTC has designated the National Futures Association ("NFA") as LPL Financial’s primary regulator for futures and commodities trading activities.
The SEC, FINRA, CFTC, OCC, various securities and futures exchanges and other U.S. governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws, regulations, or interpretations. There can also be no assurance that other federal or state agencies will not attempt to further regulate our business. These legislative and regulatory initiatives may affect the way in which we conduct our business and may make our business model less profitable.
Our ability to conduct business in the jurisdictions in which we currently operate depends on our compliance with the laws, rules and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of the states and other jurisdictions in which we do business. Our ability to comply with all applicable laws, rules and regulations, and interpretations is largely dependent on our establishment and maintenance of compliance, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit and risk management personnel. While we have adopted policies and procedures reasonably designed to comply with all applicable laws, rules and regulations, and interpretations these systems and procedures may not be fully effective, and there can be no assurance that regulators or third-parties will not raise material issues with respect to our past or future compliance with applicable regulations.
Our profitability could also be affected by rules and regulations that impact the business and financial communities generally and, in particular, our advisors’ and their clients, including changes to the interpretation or enforcement of laws governing taxation (including the classification of independent contractor status of our advisors), trading, electronic commerce, privacy, and data protection. For instance, failure to comply with new rules and regulations, including in particular, rules and regulations that may arise pursuant to the Dodd-Frank Act, could subject us to regulatory actions or litigation and it could have a material adverse effect on our business, results of operations, cash flows, or financial condition. Provisions of the Dodd-Frank Act that may affect our business include, but are not limited to, the potential implementation of a more stringent fiduciary standard for broker-dealers and the potential establishment of a new SRO for investment advisors. Compliance with these provisions would likely result in increased costs. Moreover, to the extent the Dodd-Frank Act affects the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such applicable regulations called for under the Dodd-Frank Act have been finalized and implemented.
In addition to Dodd-Frank Act rule promulgation, other proposals are currently under consideration by federal banking regulators that may have an impact upon our profitability. Global regulators are engaged in ongoing efforts to build upon the Basel capital accords, which set new capital and liquidity standards for global banking institutions (“Basel III”). Basel III is designed to strengthen bank capital requirements and introduce new regulatory requirements on bank liquidity. In October 2013, U.S. banking regulators issued a final rule implementing Basel III in the U.S. In September 2014, U.S. banking regulators issued a final rule to implement the liquidity coverage ratio standards to address Basel III liquidity standards in the U.S. These new rules and proposals could negatively impact the attractiveness of cash deposits to banks who participate in our cash sweep programs, making it more difficult for us to renew existing contracts and negotiate new arrangements.
In addition, new rules and regulations could result in limitations on the lines of business we conduct, modifications to our business practices, increased capital requirements or additional costs. For example, the U.S. Department of Labor has stated that it plans to re-propose a rule that, if adopted as previously proposed, would broaden the circumstances under which we may be considered a “fiduciary” under Section 3(21) of ERISA and could affect the compensation we receive for retirement accounts.
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
In addition, the SEC, FINRA, CFTC, OCC, and NFA have extensive rules and regulations with respect to capital requirements. As a registered broker-dealer, LPL Financial is subject to Rule 15c3-1 (“Uniform Net Capital Rule”) under the Exchange Act, and related SRO requirements. The CFTC and NFA also impose net capital requirements. The Uniform Net Capital Rule specifies minimum capital requirements that are intended to ensure the general soundness and liquidity of broker-dealers. Because our holding companies are not registered broker-dealers, they are not subject to the Uniform Net Capital Rule. However, the ability of our holding companies to withdraw capital from our broker-dealer subsidiary could be restricted, which in turn could limit our ability to repay debt, redeem or purchase shares of our outstanding stock or pay dividends. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.
Failure to comply with ERISA regulations could result in penalties against us.
We are subject to ERISA and Sections 4975(c)(1)(A), (B), (C) and (D) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and to regulations promulgated thereunder, insofar as we act as a “fiduciary” under ERISA with respect to benefit plan clients or otherwise deal with benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients [including, without limitation, employee benefit plans (as defined in Section 3(3) of ERISA), individual retirement accounts and Keogh plans] and impose monetary penalties for violations of these prohibitions. Our failure to comply with these requirements could result in significant penalties against us that could have a material adverse effect on our business (or, in a worst case, severely limit the extent to which we could act as fiduciaries for any plans under ERISA).
Risks Related to Our Competition
We operate in an intensely competitive industry, which could cause us to lose advisors and their assets, thereby reducing our revenues and net income.
We are subject to competition in all aspects of our business, including competition for our advisors and their clients, from:

•	asset management firms;

•	commercial banks and thrift institutions;

•	insurance companies;

•	other clearing/custodial technology companies; and

•	brokerage and investment banking firms.
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
Our success and future growth depends upon our ability to attract and retain qualified employees. There is significant competition for qualified employees in the broker-dealer industry. Each of our executive officers is an employee at will and none has an employment agreement. We may not be able to retain our existing employees or fill new positions or vacancies created by expansion or turnover. The loss or unavailability of these individuals could have a material adverse effect on our business.
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
At December 31, 2014, we had total indebtedness of $1.6 billion. Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions. It could also require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes. In addition, our level of indebtedness may limit our flexibility in planning for changes in our business and the industry in which we operate, and limit our ability to borrow additional funds.
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
Our senior secured credit agreement contains customary restrictions on our activities, including covenants that may restrict us from:

•	incurring additional indebtedness or issuing disqualified stock or preferred stock;

•	paying dividends on, redeeming or repurchasing our capital stock;

•	making investments or acquisitions;

•	creating liens;

•	selling assets;

•	receiving dividends or other payments to us;

•	guaranteeing indebtedness;

•	engaging in transactions with affiliates; and

•	consolidating, merging, or transferring all or substantially all of our assets.
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

Risks Related to Our Technology
We rely on technology in our business, and technology and execution failures could subject us to losses, litigation, and regulatory actions.
Our business relies extensively on electronic data processing and communications systems. In addition to better serving our advisors and their clients, the effective use of technology increases efficiency and enables firms like ours to reduce costs and support our regulatory compliance and reporting functions. Our continued success will depend, in part, upon:

•	our ability to successfully maintain and upgrade the capability of our systems;

•	our ability to address the needs of our advisors and their clients by using technology to provide products and services that satisfy their demands;

•	our ability to use technology effectively to support our regulatory compliance and reporting functions; and

•	our ability to retain skilled information technology employees.
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
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the computer systems, software and networks may be vulnerable to unauthorized access, human error, computer viruses, denial-of-service attacks, or other malicious code and other events that could impact the security, reliability, and availability of our systems. If one or more of these events occur, this could jeopardize our own, our advisors’ or their clients’ or counterparties’ confidential and other information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our own, our advisors’ or their clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation, regulatory sanctions and financial losses that are either not insured or are not fully covered through any insurance we maintain. Cybersecurity requires ongoing investment and diligence against evolving threats. See also "Our networks may be vulnerable to security risks" below.
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
The secure transmission of confidential information over public networks is a critical element of our operations. As part of our normal operations, we maintain and transmit confidential information about clients of our advisors as well as proprietary information relating to our business operations. The risks related to transmitting data and using service providers outside of and storing or processing data within our network are increasing based on escalating and malicious cyber activity, including activity that originates outside of the United States. Cyber attacks can be designed to collect information, manipulate or corrupt data, applications or accounts, and to disable the functioning or use of applications or technology assets.
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
Our networks may be vulnerable to unauthorized access, computer viruses, and other security problems in the future. We rely on our advisors and employees to comply with our policies and procedures to safeguard confidential data. The failure of our advisors and employees to comply with such policies and procedures could result in the loss or wrongful use of their clients’ confidential information or other sensitive information. In addition, even if we and our advisors comply with our policies and procedures, persons who circumvent security measures could wrongfully use our confidential information or clients’ confidential information or cause interruptions or malfunctions in our operations. Cyber attacks can be designed to collect information, manipulate or corrupt data, applications or accounts, and to disable the functioning or use of applications or technology assets. Such activity could, among other things:

•	seriously damage our reputation;

•	allow competitors access to our proprietary business information;

•	subject us to liability for a failure to safeguard client data;

•	result in the termination of relationships with our advisors;

•	subject us to regulatory sanctions or burdens, based on state law or the authority of the SEC and FINRA to enforce regulations regarding business continuity planning;

•	result in inaccurate financial data reporting; and

•	require significant capital and operating expenditures to investigate and remediate the breach.
As malicious cyber activity escalates, including activity that originates outside of the United States, the risks we face relating to transmission of data and our use of service providers outside of our network, as well as the storing or processing of data within our network, intensify.
Failure to maintain technological capabilities, flaws in existing technology, difficulties in upgrading our technology platform, or the introduction of a competitive platform could have a material adverse effect on our business.
We depend on highly specialized and, in many cases, proprietary technology to support our business functions, including among others:

•	securities trading and custody;

•	portfolio management;

•	customer service;

•	accounting and internal financial processes and controls; and

•	regulatory compliance and reporting.
In addition, our continued success depends on our ability to effectively adopt new or adapt existing technologies to meet client, industry and regulatory demands. We might be required to make significant capital expenditures to maintain competitive technology. For example, we believe that our technology platform is one of our competitive strengths, and our future success will depend in part on our ability to anticipate and adapt to technological advancements required to meet the changing demands of our advisors. The emergence of new industry standards and practices could render our existing systems obsolete or uncompetitive. Any upgrades or expansions may require significant expenditures of funds and may also cause us to suffer system degradations, outages and failures. There cannot be any assurance that we will have sufficient funds to adequately update and expand our networks, nor can there be any assurance that any upgrade or expansion attempts will be successful and accepted by our current and prospective advisors. If our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of advisors and could harm our reputation. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our advisors and their clients. There cannot be any assurance that another company will not design a similar platform that affects our competitive advantage.
Inadequacy or disruption of our disaster recovery plans and procedures in the event of a catastrophe could adversely affect our business.
We have made a significant investment in our infrastructure, and our operations are dependent on our ability to protect the continuity of our infrastructure against damage from catastrophe or natural disaster, breach of security, loss of power, telecommunications failure, or other natural or man-made events. A catastrophic event could have a direct negative impact on us by adversely affecting our advisors, employees or facilities, or an indirect impact on us by adversely affecting the financial markets or the overall economy. While we have implemented business continuity and disaster recovery plans and maintain business interruption insurance, it is impossible to fully anticipate and protect against all potential catastrophes. If our business continuity and disaster recovery plans and procedures were disrupted or unsuccessful in the event of a catastrophe, we could experience a material adverse interruption of our operations.
We rely on outsourced service providers to perform technology, processing, and support functions.
We rely on outsourced service providers to perform certain technology, processing and support functions. For example, we have an agreement with Thomson Reuters BETA Systems, a division of Thomson Reuters ("BETA Systems"), under which they provide us key operational support, including data processing services for securities transactions and back office processing support. Our use of third-party service providers may decrease our ability to control operating risks and information technology systems risks. Any significant failures by BETA Systems or our other service providers could cause us to sustain serious operational disruptions and incur losses and could harm our reputation. If we had to change these service providers unexpectedly, we would also experience a disruption to our business, and we cannot predict the costs or time that would be required to find alternative service providers. We cannot provide any assurance that the disruption caused by a significant failure by, or change in, our service providers would not have a material adverse effect on our business. We have transitioned additional business processes to third-party service providers in connection with the Service Value Commitment initiative, which increases our reliance on outsourced providers, including off-shore providers, and the related risks described above. For example, we rely on an off-shore service provider for functions related to cash management, account transfers, and document imaging, among others. To the extent third-party service providers are located in foreign jurisdictions, we are exposed to risks inherent in conducting business outside of the United States, including international economic and political conditions, and the additional costs associated with complying with foreign laws and fluctuations in currency values.
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
We have spent many years developing our reputation for integrity and superior client service, which is built upon our four pillars of support for our advisors: enabling technology, comprehensive clearing and compliance services, practice management programs and training, and independent research. Our ability to attract and retain advisors and employees is highly dependent upon external perceptions of our level of service, business practices and financial condition. Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including:

•	litigation or regulatory actions;

•	failing to deliver minimum standards of service and quality;

•	compliance failures; and

•	unethical behavior and the misconduct of employees, advisors or counterparties.
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
We are subject to legal proceedings arising out of our business operations, including lawsuits, arbitration claims, regulatory, governmental or SRO subpoenas, investigations, and actions and other claims. Many of our legal claims are initiated by clients of our advisors and involve the purchase or sale of investment securities, but other claims may be asserted by regulatory authorities.
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
We have adopted policies and procedures to identify, monitor and manage our operational risk. These policies and procedures, however, may not be fully effective. Some of our risk evaluation methods depend upon information provided by others and public information regarding markets, clients or other matters that are otherwise accessible by us. In some cases, however, that information may not be accurate, complete or up-to-date. Also, because our advisors work in decentralized offices, additional risk management challenges may exist. In addition, our existing policies and procedures and staffing levels may be insufficient to support a significant increase in our advisor population; such an increase may require us to increase our costs in order to maintain our compliance and risk management obligations or put a strain on our existing policies and procedures as we evolve to support a larger advisor population. If our policies and procedures are not fully effective or we are not always successful in capturing all risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business and financial condition.
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
We may not realize the benefits we expect from our Service Value Commitment or other restructuring initiatives.
Our Service Value Commitment initiative is an effort to position us for sustainable long-term growth by improving the service experience of our financial advisors and delivering efficiencies in our operating model. In connection with our Service Value Commitment initiative, we expected to reposition our labor force, allowing us to focus on our core strengths, and transition select non-advisor-facing functions to a leading global services provider. We have also announced plans to integrate the business of our subsidiary, Fortigent, into our broader institution services strategy. Our ability to realize the service improvements and efficiencies expected to result from the Service Value Commitment or other restructuring initiatives is subject to many risks, and no assurances can be given that we will achieve the expected results.
We may be unable to execute our plans related to the Service Value Commitment or other restructuring initiatives, including plans to transform information technology systems and transition business processes to new service providers, or achieve our projected savings. Our ability to effectively implement our plans within expected costs and realize the expected benefits will depend upon a number of factors, including the finalization of our transition plans; our success in negotiating and developing commercial arrangements with third-party service providers that will enable us to realize the service improvements and efficiencies expected to result from the Service Value Commitment initiative; the performance of new service providers to which we transition business processes; our ability to control operating risks, information technology systems risks and sourcing risks; our success in reinvesting the savings arising from labor repositioning in our service and technology enhancements; time required to complete planned actions; absence of material issues associated with workforce reductions; avoidance of unexpected disruptions in service; and the retention of key employees involved in implementing the initiative. In addition, we may have to incur higher costs than currently anticipated to implement our Service Value Commitment or other restructuring initiatives, and the near-term goals of these strategic initiatives might not be completed on the contemplated timetable. Finally, our business is dynamic, and we may elect to incur incremental expenses from time to time to grow and better support our business that could partially offset the benefits of these strategic initiatives. A failure to implement our plans could have an adverse effect on our financial condition that could be material.
Our planned real estate development project in Fort Mill, South Carolina subjects us to financial risks, including risks related to construction and development costs
We intend to develop office space on two undeveloped parcels of land in Fort Mill, South Carolina. We plan for this new office space, once completed, to serve as a consolidated regional campus to which employees will be relocated from several facilities that we currently lease in Charlotte, North Carolina. The initial phase of the project includes the construction of two buildings that will be owned by a third party and leased to LPL for a 20-year term. In contrast to a conventional build-to-suit lease, under which a developer constructs a building on a turnkey basis for a tenant, with the developer being the primary bearer of construction and development risk, the initial phase of our project has been structured as a credit tenant lease. Under this structure, the third party landlord will not actually develop the buildings or have any related maintenance obligations. Rather, the construction of the buildings will be delegated by the landlord to LPL, and the landlord will provide a capped allowance, expected to be approximately $112 million, to fund a portion of the construction costs. Following completion of construction, LPL will have sole responsibility for the maintenance and operation of the buildings, including taxes and insurance.
Although we believe that this structure will result in reduced financing costs for the project, LPL will be responsible development of the campus and will bear the risk of cost overruns, zoning issues, opposition to the project and construction delays, any of which could have a material adverse effect on our financial results and liquidity. LPL does not have prior experience with real estate developments under a credit tenant structure and will be highly dependent on a third party development consultant to manage the project successfully, including timely achievement of certain construction milestones. Failure to achieve those milestones will constitute a default under our agreements, which would provide the landlord with rights to require LPL to pay for all of the costs of the project, including acquisition and all development costs incurred to date, or the purchase of the property from the landlord. In addition to these risks, the accounting treatment of a credit tenant lease is complicated and may change in the future. Although we believe our lease qualifies as an operating lease under GAAP, we could be required to record a leased asset and a leased liability if GAAP changes as proposed in the 2013 Proposed Accounting Standards Update, “Leases” (Topic 842). Such a change could have a material adverse effect on our financial results for the period in which it were to occur.
Risks Related to Ownership of Our Common Stock
TPG Capital may have the ability to influence the outcome of matters submitted for stockholder approval and may have interests that differ from those of our other stockholders.
As of December 31, 2014, TPG Capital owned approximately 13% of the outstanding shares of our common stock. So long as investment funds associated with or designated by TPG Capital continue to own a significant amount of the outstanding shares of our common stock, TPG Capital will continue to be able to influence our decisions, regardless of whether or not other stockholders believe that the transaction is in their own best interests.

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
The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to the following factors (in addition to the other risk factors described in this section):

•	actual or anticipated fluctuations in our results of operations, including with regard to interest rates or revenues associated with our ICA program;

•	variance in our financial performance from the expectations of equity research analysts;

•	conditions and trends in the markets we serve;

•	announcements of significant new services or products by us or our competitors;

•	additions or changes to key personnel;

•	the commencement or outcome of litigation or regulatory procedures;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	future sale of our equity securities;

•	changes in the estimation of the future size and growth rate of our markets;

•	legislation or regulatory policies, practices or actions; and

•	general economic conditions.
In addition, the equity markets in general have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. These broad market and industry factors may materially harm the market price of our common stock irrespective of our operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against the affected company. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
We are a holding company and rely on dividends, distributions, and other payments, advances, and transfers of funds from our subsidiaries to meet our debt service and other obligations.
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
On February 18, 2015, our board of directors declared a regular quarterly cash dividend of $0.25 per share on our outstanding common stock, payable on March 16, 2015. In addition, our board of directors from time to time authorizes us to repurchase shares of the Company’s issued and outstanding shares of common stock. The declaration and payment of any future quarterly cash dividend or any additional repurchase authorizations will be subject to the board of directors' continuing determination that the declaration of future dividends or repurchase of our shares are in the best interests of our stockholders and are in compliance with applicable law. Such determinations will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions.
The future payment of dividends or repurchases of shares will also depend on our ability to generate earnings and cash flows. If we are unable to generate sufficient earnings and cash flows from our business, we may not be able to pay dividends on our common stock or repurchase additional shares. In addition, our ability to pay cash dividends on our common stock is dependent on the ability of our subsidiaries to pay dividends, including compliance with limitations under our senior secured credit agreement. Our broker-dealer subsidiary is subject to requirements of the SEC, FINRA, the CFTC, and other regulators relating to liquidity, capital standards, and the use of client funds and securities, which may limit funds available for the payment of dividends to us.
Anti-takeover provisions in our certificate of incorporation and bylaws could prevent or delay a change in control of our company.
Our certificate of incorporation and our bylaws contain certain provisions that may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable, including the following:

•	the sole ability of the board of directors to fill a vacancy created by the expansion of the board of directors;

•	advance notice requirements for stockholder proposals and director nominations;

•	limitations on the ability of stockholders to call special meetings and to take action by written consent;

•
the approval of holders of at least two-thirds of the shares entitled to vote generally on the making, alteration, amendment or repeal of our certificate of incorporation or bylaws will be required to adopt, amend, or repeal our bylaws, or amend or repeal certain provisions of our certificate of incorporation;

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
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Our corporate offices are located in Boston, Massachusetts where we lease approximately 69,000 square feet of space under a lease agreement that expires on June 30, 2023, with two five-year extensions at our option; in San Diego, California where we lease approximately 420,000 square feet of office space, a facility we moved into during 2014, and which lease expires on April 30, 2029; in Charlotte, North Carolina where we lease a total of approximately 325,000 square feet of space in four facilities under lease agreements, of which one expires on October 31, 2016 and the three remaining lease agreements expire on February 28, 2017. In conjunction with moving into our new space in San Diego, California we sold approximately 4.4 acres of land in the third quarter of 2014 and, in a like-kind-exchange, we purchased approximately 11.6 acres of land in Fort Mill, South Carolina.
We entered into a new lease agreement on December 9, 2014, for approximately 450,000 square feet of office space in Fort Mill, South Carolina and plan to move our Charlotte offices into this location starting in late 2016.
We also lease smaller administrative and operational offices in various locations throughout the U.S. We believe that our existing properties are adequate for the current operating requirements of our business and that additional space will be available as needed.
Item 3.  Legal Proceedings
We are involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, there are no matters outstanding that would have a material adverse impact on our operations or financial condition. For a discussion of legal proceedings, see Note 13. Commitments and Contingencies, within the notes to consolidated financial statements in this Annual Report on Form 10-K.

Item 4.  Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ under the symbol “LPLA.” The closing sale price as of December 31, 2014 was $44.55 per share. As of that date there were 435 common stockholders of record based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own the Company's stock because most stock is held in the name of nominees.
The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ. The prices reflect inter-dealer prices and do not include retail markups, markdowns, or commissions.

	High	Low
2014
Fourth Quarter	$46.06	$38.34
Third Quarter	$53.97	$45.95
Second Quarter	$54.07	$45.34
First Quarter	$56.45	$46.23

2013
Fourth Quarter	$47.53	$36.82
Third Quarter	$39.80	$36.58
Second Quarter	$39.21	$31.59
First Quarter	$34.06	$28.25

Performance Graph
The following graph compares the cumulative total stockholder return since November 18, 2010, the date our common stock began trading on the NASDAQ, with the Standard & Poor’s 500 Financial Sector Index (the "S&P 500 Financial") and the Dow Jones U.S. Financial Services Index (the "Dow Jones Financial"). The graph assumes that the value of the investment in our common stock, the S&P 500 Financial, and the Dow Jones Financial was $100 on November 18, 2010 and assumes the reinvestment of all dividends.

$220
$200
$180
$160
$140
$120
$100
$80
$60
Value
11/18/10
12/31/10
03/31/11
06/30/11
09/30/11
12/31/11
03/31/12
06/30/12
09/30/12
12/31/12
03/31/13
06/30/13
09/30/13
12/31/13
03/31/14
06/30/14
09/30/14
12/31/14
Date
LPLA
S&P 500 Financial Sector Index
Dow Jones U.S. Financial Services Index

Dividends
Cash dividends declared per share of common stock and total cash dividends paid during each quarter for the years ended December 31, 2014 and 2013 were as follows (in millions, except per share data):

	Dividend per Share Declared	Total Cash Dividend Paid
2014
Fourth quarter	$0.240	$23.5
Third quarter	$0.240	$24.0
Second quarter	$0.240	$24.0
First quarter	$0.240	$24.1

2013
Fourth quarter	$0.190	$19.3
Third quarter	$0.190	$19.9
Second quarter	$0.135	$14.4
First quarter	$0.135	$14.4
On February 18, 2015, the Board of Directors declared a cash dividend of $0.25 per share on our outstanding common stock to be paid on March 16, 2015 to all stockholders of record on March 2, 2015.
Any future determination relating to the declaration and payment of dividends will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants, and other factors that our board of directors may deem relevant. Our senior secured credit agreement contains restrictions on our activities, including paying dividends on our capital stock. For an explanation of these restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt”. In addition, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval, potentially impeding our ability to receive dividends from LPL Financial.
Securities Authorized for Issuance Under Equity Compensation Plans
The table below sets forth information on compensation plans under which our equity securities are authorized for issuance as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,255,997	$31.64	6,318,795
Equity compensation plans not approved by security holders	31,413	$22.45	—
Total	6,287,410	$31.59	6,318,795
___________________

(1)	Includes shares available for future issuance under our 2010 Omnibus Equity Incentive Plan.
As of December 31, 2014, we had outstanding 31,413 warrants to purchase common stock under our 2008 LPL Investment Holdings Inc. Financial Institution Incentive Plan (the “Financial Institution Incentive Plan”). Eligible participants under this plan include certain financial institutions. The plan is administered by the Board of Directors or such other committee as may be appointed by the Board of Directors to administer the plan. The exercise price of warrants is equal to the fair market value on the grant date. Warrant awards vest in equal increments of 20.0% over a five-year period and expire on the 10th anniversary following the date of grant. The Financial Institution

Incentive Plan has not been approved by security holders. Following our IPO, grants were no longer to be made under our Financial Institution Incentive Plan.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding repurchases on a monthly basis during the fourth quarter of 2014:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
October 1, 2014 through October 31, 2014	1,476,149	$43.47	1,476,149	$153,794,864
November 1, 2014 through November 30, 2014	1,433,348	$42.49	1,433,348	$92,927,140
December 1, 2014 through December 31, 2014	—	$—	—	$—
Total	2,909,497	$42.98	2,909,497	$92,927,140
_____________________

(1)
The repurchase of shares was executed under share repurchase programs approved by the Board of Directors on February 10, 2014 and October 1, 2014, through which the Company may repurchase $150.0 million under each repurchase program of its outstanding shares of common stock. See Note 14. Stockholders' Equity, within the notes to consolidated financial statements.

Item 6.  Selected Financial Data
The following table sets forth selected historical financial information for the past five fiscal years. The selected historical financial information presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of income data for the years ended December 31, 2014, 2013, and 2012 and the consolidated statements of financial condition data as of December 31, 2014 and 2013 from our audited financial statements included in this Annual Report on Form 10-K. We have derived the consolidated statements of income data for the years ended December 31, 2011 and 2010 and consolidated statements of financial condition data as of December 31, 2012, 2011, and 2010 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated statements of income data:
Net revenues	$4,373,662	$4,140,858	$3,661,088	$3,479,375	$3,113,486
Total expenses	$4,078,965	$3,849,555	$3,410,497	$3,196,690	$3,202,335
Income (loss) from operations before provision for (benefit from) income taxes	$294,697	$291,303	$250,591	$282,685	$(88,849)
Provision for (benefit from) income taxes	$116,654	$109,446	$98,673	$112,303	$(31,987)
Net income (loss)	$178,043	$181,857	$151,918	$170,382	$(56,862)
Per share data:
Earnings (loss) per basic share	$1.78	$1.74	$1.39	$1.55	$(0.64)
Earnings (loss) per diluted share	$1.75	$1.72	$1.37	$1.50	$(0.64)
Cash dividends paid per share	$0.96	$0.65	$2.24	$—	$—

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated statements of financial condition data:
Cash and cash equivalents	$412,332	$516,584	$466,261	$720,772	$419,208
Total assets	$4,050,993	$4,042,831	$3,988,524	$3,816,326	$3,646,167
Total debt	$1,634,258	$1,535,096	$1,317,825	$1,332,668	$1,386,639
Table continued on following page

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
Other financial and operating data:
Adjusted EBITDA (in thousands)(1)	$516,507	$511,438	$454,482	$459,720	$413,113
Adjusted Earnings (in thousands)(1)	$247,621	$258,805	$225,029	$218,585	$172,720
Adjusted Earnings per share(1)	$2.44	$2.44	$2.03	$1.95	$1.71
Gross Profit (in thousands)(2)	$1,325,945	$1,248,014	$1,112,251	$1,030,951	$937,933
Gross Profit as a % of net revenue(2)	30.3%	30.1%	30.4%	29.6%	30.1%
Number of advisors(3)	14,036	13,673	13,352	12,847	12,444
Advisory and brokerage assets (in billions)(4)	$475.1	$438.4	$373.3	$330.3	$315.6
Advisory assets under custody (in billions)(4)	$175.8	$151.6	$122.1	$101.6	$93.0
Insured cash account balances (in billions)(4)	$18.6	$17.4	$16.3	$14.4	$12.2
Money market account balances (in billions)(4)	$7.4	$7.5	$8.4	$8.0	$6.9
_______________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate Growth” for an explanation of non-GAAP measures Adjusted EBITDA, Adjusted Earnings, and Adjusted Earnings per share.

(2)
Gross Profit is calculated as net revenues less production expenses. Production expenses consist of the following expense categories from our consolidated statements of income: (i) commission and advisory and (ii) brokerage, clearing, and exchange. All other expense categories, including depreciation and amortization, are considered general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP measures that may not be comparable to those of others in our industry.

(3)	Advisors are defined as those independent financial advisors and financial advisors at financial institutions who are licensed to do business with the Company's broker-dealer subsidiary.

(4)
Advisory and brokerage assets are comprised of assets that are custodied, networked, and non-networked, and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Insured cash account and money market account balances are also included in advisory and brokerage assets.

Not included in the advisory and brokerage assets above are other client assets, including retirement plan assets in plans supported by advisors licensed with LPL Financial, and certain trust and high-net-worth assets, that are custodied with third-party providers. At December 31, 2014, 2013, and 2012 these other assets were (in billions):

	December 31,
	2014	2013	2012
Retirement plan assets(1)	$80.3	$60.6	$46.4
Trust assets(2)	$3.0	$10.6	$12.0
High-net-worth assets(3)	$87.3	$73.9	$59.1
_______________________
Data regarding these assets was not available at or prior to December 31, 2011.

(1)
Represents retirement plan assets that are custodied with third-party providers of retirement plan administrative services who provide reporting feeds. We estimate the total assets in retirement plans supported by advisors licensed with LPL Financial to be between $115.0 billion and $125.0 billion at December 31, 2014. If we receive reporting feeds in the future from providers for whom we do not currently receive feeds, we intend to include and identify such additional assets in this metric. During 2014 and 2013, we began receiving reporting feeds from additional providers, which accounted for $6.6 billion and $1.7 billion of the year-over-year increases in retirement plan assets.

(2)	Represents trust assets that are on the comprehensive wealth management platform of the Concord Trust and Wealth Solutions division of LPL Financial.

(3)	Represents high-net-worth assets that are on the comprehensive platform of performance reporting, investment research, and practice management of Fortigent Holdings Company, Inc. and its subsidiaries.

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
Overview
We are the nation's largest independent broker-dealer, a top custodian for registered investment advisors ("RIAs"), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 14,000 independent financial advisors, including financial advisors at more than 700 financial institutions (our "advisors") across the country, enabling them to provide their retail investors (their "clients") with objective financial advice through a lower conflict model. We also support approximately 4,400 financial advisors who are affiliated and licensed with insurance companies with customized clearing, advisory platforms and technology solutions.
Fortigent Holdings Company, Inc. and its subsidiaries ("Fortigent") are a leading provider of solutions and consulting services to RIAs, banks and trust companies servicing high-net-worth clients, while The Private Trust Company, N.A. ("PTC") manages trusts and family assets for high-net-worth clients.
Our singular focus is to provide our advisors with the front-, middle-, and back-office support they need to serve the large and growing market for independent investment advice. We believe we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services, and open architecture access to leading financial products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting, or market-making.
For over 20 years, we have served the independent advisor market. We currently support the largest independent advisor base and we believe we have the fourth largest overall advisor base in the United States based on the information available as of the date this Annual Report on Form 10-K has been issued. Through our advisors, we are also one of the largest distributors of financial products in the United States. Our scale is a substantial competitive advantage and enables us to more effectively attract and retain advisors. Our unique business model allows us to invest in more resources for our advisors, increasing their revenues, and creating a virtuous cycle of growth. We have 3,384 employees with primary offices in Boston, Charlotte, and San Diego.
Our Sources of Revenue
Our revenues are derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust, and reporting platforms. We also generate asset-based revenues through our platform of over 13,000 financial products from a broad range of product manufacturers. Under our self-clearing platform, we custody the majority of client assets invested in these financial products, for which we provide statements, transaction processing, and ongoing account management. In return for these services, mutual funds, insurance companies, banks, and other financial product manufacturers pay us fees based on asset levels or number of accounts managed. We also earn interest from margin loans made to our advisors’ clients.
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

The table below summarizes the sources of our revenue, the primary drivers of each revenue source, and the percentage of each revenue source that represents recurring revenue, a characterization of revenue and a statistical measure:

			For the Year Ended December 31, 2014
	Sources of Revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commission	- Transactions - Brokerage asset levels	$2,118	48%	44%
	Advisory	- Advisory asset levels	$1,338	31%	99%
Attachment revenue retained by us	Asset-Based - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Number of accounts - Client asset levels	$477	11%	97%
	Transaction and Fee - Transactions - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Premium technology subscribers	$370	8%	63%
	Other	- Margin accounts - Alternative investment transactions	$71	2%	32%
	Total Net Revenue		$4,374	100%
	Total Recurring Revenue		$2,988	68%
Commission and Advisory Revenues
Commission and advisory revenues both represent advisor-generated revenue, generally 85-90% of which is paid to advisors.
Commission Revenues
We generate two types of commission revenues: transaction-based sales commissions and trailing commissions. Transaction-based sales commission revenues, which occur whenever clients trade securities or purchase various types of investment products, represent gross commissions generated by our advisors, primarily from commissions earned on purchases by clients of various financial products such as mutual funds, variable and fixed annuities, alternative investments, insurance, and group annuities, and from purchases and sales of equities, fixed income, and options. The levels of transaction-based sales commissions can vary from period to period based on the overall economic environment, number of trading days in the reporting period, and investment activity of our advisors' clients. We earn trailing commission revenues (a commission that is paid over time, such as 12(b)-1 fees) on mutual funds and variable annuities held by clients of our advisors. Trailing commissions are recurring in nature and are earned based on the current market value of investment holdings in trail-eligible assets.
Advisory Revenues
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
Asset-Based Revenues
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
Transaction and Fee Revenues
Revenues earned from transactions and fees primarily consist of transaction fees and ticket charges, subscription fees, Individual Retirement Account ("IRA") custodian fees, contract and license fees, conference fees, and other client account fees. We charge fees to our advisors and their clients for executing certain transactions in brokerage and fee-based advisory accounts. We earn subscription fees for various services provided to our advisors and on IRA custodial services that we provide for their client accounts. We charge administrative fees to our advisors and fees to advisors who subscribe to our reporting services. We charge fees to financial product manufacturers for participating in our training and marketing conferences. In addition, we host certain advisor conferences that serve as training, sales, and marketing events, for which we charge a fee to the advisors for attendance.
Other Revenues
Other revenues include marketing re-allowance fees from certain financial product manufacturers, primarily those who offer alternative investments, such as non-traded real estate investment trusts and business development companies, mark-to-market gains or losses on assets held by us for the advisors' non-qualified deferred compensation plan and our model portfolios, and revenues from our retirement partner program, as well as interest income from client margin accounts and cash equivalents, net of operating interest expense, and other items.
Our Operating Expenses
Production Expenses
Production expenses are comprised of the following: base payout amounts that are earned by and paid out to advisors based on commission and advisory revenues earned on each client's account (collectively, commission and advisory revenues earned are referred to as gross dealer concessions, or "GDC"); production bonuses earned by advisors based on the levels of commission and advisory revenues they produce; the recognition of share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at each reporting period; a mark-to-market gain or loss on amounts designated by advisors as deferred commissions in a non-qualified deferred compensation plan at each reporting period; and brokerage, clearing, and exchange fees. Our production payout ratio is calculated as production expenses excluding brokerage, clearing, and exchange fees, divided by GDC.

We characterize components of production payout, which consists of all production expenses except brokerage, clearing, and exchange fees, as either GDC sensitive or non-GDC sensitive. Base payout amounts and production bonuses earned by and paid to advisors are characterized as GDC sensitive because they are variable and highly correlated to the level of our commission and advisory revenues in a particular reporting period. Payout characterized as non-GDC sensitive includes share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at each reporting period, and mark-to-market gains or losses on amounts designated by advisors as deferred commissions in a non-qualified deferred compensation plan. Non-GDC sensitive payout is correlated either to the sequential movement in the market or the value of our stock. We believe that discussion of production payout, viewed in addition to, and not in lieu of, our production expenses, provides useful information to investors regarding our payouts to advisors.
Compensation and Benefits Expense
Compensation and benefits expense includes salaries and wages and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.
General and Administrative Expenses
General and administrative expenses include promotional fees, occupancy and equipment, communications and data processing, professional services, and other expenses. General and administrative expenses also include the estimated costs of the investigation, settlement, and resolution of regulatory matters and expenses for our hosting of certain advisor conferences that serve as training, sales, and marketing events.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of intangible assets established through our acquisitions, as well as fixed assets.
Restructuring Charges
Restructuring charges primarily represent expenses incurred as a result of our expansion of our Service Value Commitment initiative. See Note 3. Restructuring, within the notes to consolidated financial statements for additional information.
Other Expenses
Other expenses represent charges incurred arising from the shutdown of our former subsidiary NestWise, which ceased operations in the third quarter of 2013 (the "NestWise Closure").

How We Evaluate Our Business
We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our business and key financial metrics are as follows:

	December 31,
	2014	2013	2012
Business Metrics
Advisors(1)	14,036	13,673	13,352
Advisory and brokerage assets (in billions)(2)	$475.1	$438.4	$373.3
Advisory assets under custody (in billions)(2)(3)	$175.8	$151.6	$122.1
Net new advisory assets (in billions)(4)	$17.5	$14.6	$10.9
Insured cash account balances (in billions)(2)	$18.6	$17.4	$16.3
Money market account balances (in billions)(2)	$7.4	$7.5	$8.4

	Years Ended December 31,
	2014	2013	2012
Financial Metrics
Revenue growth from prior year	5.6%	13.1%	5.2%
Recurring revenue as a % of net revenue	68.3%	64.7%	65.4%
Net income (in thousands)	$178,043	$181,857	$151,918
Earnings per share (diluted)	$1.75	$1.72	$1.37
Non-GAAP Measures:
Gross profit (in thousands)(5)	$1,325,945	$1,248,014	$1,112,251
Gross profit as a % of net revenue	30.3%	30.1%	30.4%
Adjusted EBITDA (in thousands)	$516,507	$511,438	$454,482
Adjusted EBITDA as a % of net revenue	11.8%	12.4%	12.4%
Adjusted EBITDA as a % of gross profit	39.0%	41.0%	40.9%
Adjusted Earnings (in thousands)	$247,621	$258,805	$225,029
Adjusted Earnings per share (diluted)	$2.44	$2.44	$2.03
____________________

(1)	Advisors are defined as those independent financial advisors and financial advisors at financial institutions who are licensed to do business with the Company's broker-dealer subsidiary.

(2)
Advisory and brokerage assets are comprised of assets that are custodied, networked, and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Insured cash account and money market account balances are also included in advisory and brokerage assets.

(3)
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

(5)
Gross profit is calculated as net revenues less production expenses. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP measures that may not be comparable to those of others in our industry.

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

We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported GAAP results, provides useful information to investors regarding our performance and overall results of operations for the following reasons:

•
because non-cash equity grants made to employees, officers, and non-employee directors at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, share-based compensation expense is not a key measure of our operating performance; and

•
because costs associated with acquisitions and the resulting integrations, debt refinancing, restructuring and conversions, and equity issuance and related offering costs can vary from period to period and transaction to transaction, expenses associated with these activities are not considered a key measure of our operating performance.

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
Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect all cash expenditures, future requirements for capital expenditures, or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and

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

Set forth below is a reconciliation from our net income to Adjusted EBITDA, a non-GAAP measure, for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net income	$178,043	$181,857	$151,918
Non-operating interest expense	51,538	51,446	54,826
Provision for income taxes	116,654	109,446	98,673
Amortization of intangible assets	38,868	39,006	39,542
Depreciation and amortization of fixed assets	57,977	44,497	32,254
EBITDA	443,080	426,252	377,213
EBITDA Adjustments:
Employee share-based compensation expense(1)	21,246	15,434	17,544
Acquisition and integration related expenses(2)	1,414	19,890	20,474
Restructuring and conversion costs(3)	34,783	30,812	6,146
Debt amendment and extinguishment costs(4)	4,361	7,968	16,652
Equity issuance and related offering costs(5)	—	—	4,486
Other(6)	11,623	11,082	11,967
Total EBITDA Adjustments	73,427	85,186	77,269
Adjusted EBITDA	$516,507	$511,438	$454,482
___________________

(1)
Represents share-based compensation for equity awards granted to employees, officers and directors. Such awards are measured based on the grant-date fair value and recognized over the requisite service period of the individual awards, which generally equals the vesting period.

(2)
Represents acquisition and integration costs resulting from various acquisitions, including changes in the estimated fair value of future payments, or contingent consideration, that may be required to be made to former shareholders of certain acquired entities.

(3)	Represents organizational restructuring charges, conversion, and other related costs resulting from the expansion of our Service Value Commitment initiative.

(4)
Represents expenses incurred resulting from the early extinguishment and repayment of amounts outstanding on our prior senior secured credit facilities, including the accelerated recognition of unamortized debt issuance costs that had no future economic benefit, as well as various other charges incurred in connection with the repayment under prior senior secured credit facilities and the establishment of new or amended senior secured credit facilities.

(5)
Represents equity issuance and offering costs incurred related to the closing of a secondary offering in the second quarter of 2012. Results for the year ended December 31, 2012, include a $3.9 million charge relating to the late deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with the Company's 2010 initial public offering ("IPO").

(6)
Results for the year ended December 31, 2014 include approximately $9.6 million in parallel rent, property tax, common area maintenance expenses, and fixed asset disposals incurred in connection with our relocation to our San Diego office building. Results for the year ended December 31, 2013 include costs related to the NestWise Closure, consisting of: i) the derecognition of $10.2 million of goodwill; ii) $8.4 million of fixed asset charges that were determined to have no future economic benefit; iii) severance and termination benefits; and iv) a $9.3 million decrease in the estimated fair value of contingent consideration as related milestones were not achieved. Results for the year ended December 31, 2013 also include $2.7 million of severance and termination benefits related to a change in management structure and a $2.3 million gain related to the sale of an equity investment. Results for the year ended December 31, 2012 include approximately $7.0 million for consulting services and technology development aimed at enhancing the Company's performance in support of its advisors while operating at a lower cost. In addition, results for the year ended December 31, 2012 include an asset impairment charge of $4.0 million for certain fixed assets related to internally developed software that were determined to have no future economic benefit. Results also include certain excise and other taxes in all years.

Adjusted Earnings and Adjusted Earnings per share
We prepare Adjusted Earnings and Adjusted Earnings per share to eliminate the effects of items that we do not consider indicative of our core operating performance.
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
Adjusted Earnings per share represents Adjusted Earnings divided by weighted-average outstanding shares on a fully diluted basis.We believe that Adjusted Earnings and Adjusted Earnings per share, viewed in addition to, and not in lieu of, our reported GAAP results provide useful information to investors regarding our performance and overall results of operations for the following reasons:

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

The following table sets forth a reconciliation of net income to non-GAAP measures Adjusted Earnings and Adjusted Earnings per share for the years ended December 31, 2014, 2013, and 2012 (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Net income	$178,043	$181,857	$151,918
After-Tax:
EBITDA Adjustments
Employee share-based compensation expense(1)	14,175	11,109	13,161
Acquisition and integration related expenses(2)	366	10,919	11,106
Restructuring and conversion costs	21,357	19,011	3,792
Debt amendment and extinguishment costs	2,678	4,916	10,274
Equity issuance and related offering costs(3)	—	—	4,262
Other(4)	7,137	6,926	7,384
Total EBITDA Adjustments	45,713	52,881	49,979
Amortization of intangible assets	23,865	24,067	24,397
Acquisition related benefit for a net operating loss carry-forward(5)	—	—	(1,265)
Adjusted Earnings	$247,621	$258,805	$225,029
Adjusted Earnings per share(6)	$2.44	$2.44	$2.03
Weighted-average shares outstanding — diluted	101,651	106,003	111,060
_____________________
Generally, EBITDA Adjustments and amortization of intangible assets have been tax effected for those items for which we receive a tax deduction using a federal rate of 35.0% and the applicable effective state rate, which was 3.6%, 3.3% and 3.3%, net of the federal tax benefit, for the periods ended December 31, 2014, 2013, and 2012, respectively. Items for which we did not receive a tax deduction are noted below.

(1)	Includes the impact of incentive stock options granted to employees that qualify for preferential tax treatment and conversely for which we do not receive a tax deduction.

(2)
The results for the twelve months ended December 31, 2013 and 2012 include reductions of expense of $3.8 million and $5.7 million, respectively, relating to the estimated fair value of contingent consideration for the stock acquisition of Concord Capital Partners, Inc. ("CCP"), that are not deductible for tax purposes.

(3)
The results for the year ended December 31, 2012 include a $3.9 million charge in other expenses in the consolidated statements of income for the late deposit of withholding taxes related to the exercise of certain non-qualified stock options in connection with our 2010 IPO, which is not deductible for tax purposes.

(4)
Includes the impact of: i) the derecognition of $10.2 million of goodwill and ii) a $9.3 million decrease in the estimated fair value of contingent consideration related to the NestWise Closure that occurred during the year ended December 31, 2013 for which we did not receive a tax deduction.

(5)	Represents the tax benefit available to us from the accumulated net operating losses of Concord Trust and Wealth Solutions division of LPL Financial that arose prior to our acquisition of CCP.

(6)
Represents Adjusted Earnings, a non-GAAP measure, divided by weighted-average number of shares outstanding on a fully diluted basis. Set forth below is a reconciliation of earnings per share on a fully diluted basis, as calculated in accordance with GAAP to Adjusted Earnings per share:

	Years Ended December 31,
	2014	2013	2012
Earnings per share — diluted	$1.75	$1.72	$1.37
After-Tax:
EBITDA Adjustments per share	0.45	0.49	0.45
Amortization of intangible assets per share	0.24	0.23	0.22
Acquisition related benefit for a net operating loss carry-forward per share	—	—	(0.01)
Adjusted Earnings per share	$2.44	$2.44	$2.03

Our Service Value Commitment Initiative
The Program
Our Service Value Commitment initiative (the “Program”) is a multi-year effort to position us for sustainable long-term growth by improving the service experience of our advisors and delivering efficiencies in our operating model. We have assessed our information technology delivery, governance, organization and strategy, and committed to undertake a course of action to reposition our labor force and invest in technology, human capital, marketing, and other key areas to enable future growth.
As of December 31, 2014, we have incurred $61.1 million of costs related to outsourcing and other related costs, technology transformation costs, employee severance obligations, and other related costs, as well as non-cash charges for impairment of certain fixed assets related to internally developed software. The Program is expected to be completed in 2015, and we estimate total charges to be approximately $68.0 million, with expected annual pre-tax savings of approximately $32.0 million. See Note 3. Restructuring, within the notes to the consolidated financial statements for further detail.
Derivative Financial Instruments
During the second quarter of 2013 and in conjunction with the Program, we entered into a long-term contractual obligation (the "Agreement") with a third-party provider to enhance the quality and speed and reduce the cost of our processes by outsourcing certain functions. The Agreement enables the third-party provider to use the services of its affiliates in India to provide services to us. The Agreement provides that we settle the cost of our contractual obligation to the third-party provider each month in US dollars. However, the Agreement provides that on each annual anniversary date, the price for services (as denominated in US dollars) is to be adjusted for the then-current exchange rate between the US dollar and the Indian rupee. The Agreement provides that, once an annual adjustment is calculated, there are no further modifications to the amounts paid by us to the third-party provider for fluctuations in the exchange rate until the reset on the next anniversary date. The third-party provider bears the risk of currency movement from the date of signing the Agreement until the reset on the first anniversary of its signing, and during each period until the next annual reset. We bear the risk of currency movement at each annual reset date following the first anniversary.
Upon completion of the Program, we estimate annual costs for our long-term contractual obligation with the third-party provider to be approximately $10.0 million annually. We use derivative financial instruments consisting solely of non-deliverable foreign currency contracts, all of which have been designated as cash flow hedges. Through these instruments, we believe we have mitigated foreign currency risk arising from a substantial portion of our contract obligation with the third-party provider arising from annual anniversary adjustments. We will continue to assess the effectiveness of our use of cash flow hedges to mitigate risk from foreign currency contracts.
See Note 2. Summary of Significant Accounting Policies and Note 9. Derivative Financial Instruments, within the notes to consolidated financial statements for additional information regarding our derivative financial instruments.
Acquisitions, Integrations, and Divestitures
From time to time we undertake acquisitions or divestitures based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. The following describes significant acquisition and divestiture activities that have impacted our 2014, 2013, and 2012 results.
NestWise Closure
In August 2013, we ceased the operations of our former subsidiary, NestWise. In connection with the NestWise Closure, we determined that a majority of the assets held at NestWise, comprised primarily of $10.2 million of goodwill and $8.4 million of fixed assets stemming from the 2012 acquisition of Veritat, had no future economic benefit and were derecognized beginning in the third quarter of 2013. Additionally, we decreased the amount of contingent consideration due to former shareholders of Veritat by $9.3 million to zero during 2013 as related milestones were not achieved. For the year ended December 31, 2013, the net revenues of NestWise were immaterial and expenses totaled $13.1 million.
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
Acquisition of National Retirement Partners, Inc.
On February 9, 2011, we acquired certain assets of National Retirement Partners, Inc. (“NRP”). As part of the acquisition, 206 advisors previously registered with NRP transferred their securities and advisory licenses and registrations to LPL Financial. We were also required to pay consideration to former shareholders of NRP that was contingent upon the achievement of certain revenue-based milestones in the third year following the acquisition. We recorded a contingent consideration obligation within accounts payable and accrued liabilities, and re-measured the contingent consideration at fair value at each interim reporting period, with changes recognized in earnings.
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors, primarily in the United States. One of these factors is the current and expected future level of short-term interest rates, particularly overnight rates. The Federal Reserve maintained an accommodative 0.0% to 0.25% target range for the federal funds rate throughout the fourth quarter of 2014. At its December policy meeting, the Federal Reserve reaffirmed its rate policy, emphasizing it could be patient in deciding when to start raising rates, a view it deemed consistent with earlier guidance that it would likely be appropriate to keep the target federal funds rate near zero for a "considerable time" following the end of its asset purchase program, which concluded in October 2014. The Federal Reserve has underscored that it would take a balanced approach once it begins to raise rates and that it could keep rates below what members would consider normal in the longer term if conditions warranted, even if inflation and labor markets were near levels consistent with its mandate.
As a result of the accommodative monetary policy, interest rates, including the rate on overnight funds, have remained low on a historical basis, with an average federal funds effective rate in 2014 of 9 basis points. The lower interest rate environment and fee compression, resulting from contract repricing in order to keep yields on our cash sweep programs competitive, has had a negative impact on the profitability of our cash sweep programs, and fee compression is expected to increase further in 2015 and 2016. Additionally, we have seen decreasing levels of demand for fixed income and fixed annuity products as investors move to equity and alternative products as gains in the market have risen.
Another macro economic factor affecting our business is returns on equity securities across the various markets in the United States. We use the S&P 500 index to evaluate and measure this factor. The S&P 500 index closed the year at 2,059, up 11.4% from its close on December 31, 2013, and has now climbed for three straight years and provided investor gains of nearly 64% during that span. The growth in 2014 was largely attributable to improved corporate earnings, steady gains by the U.S. economy, and an accommodative Federal Reserve, which together created a positive environment in which market declines were repeatedly met with buying demand and capital inflows. Although investors endured volatility during the year, the market demonstrated impressive resilience despite lingering economic worries about geopolitical concerns, Federal Reserve monetary policy, U.S. and global growth rates, and policy uncertainty in Washington, D.C.

Results of Operations
The following discussion presents an analysis of our results of operations for the years ended December 31, 2014, 2013, and 2012. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Years Ended December 31,			Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In thousands)
Revenues
Commission	$2,118,494	$2,077,566	$1,820,517	2.0%	14.1%
Advisory	1,337,959	1,187,352	1,062,490	12.7%	11.8%
Asset-based	476,595	430,990	403,067	10.6%	6.9%
Transaction and fee	369,821	361,252	321,558	2.4%	12.3%
Other	70,793	83,698	53,456	(15.4)%	56.6%
Net revenues	4,373,662	4,140,858	3,661,088	5.6%	13.1%
Expenses
Production	3,047,717	2,892,844	2,548,837	5.4%	13.5%
Compensation and benefits	421,829	400,967	362,705	5.2%	10.5%
General and administrative	422,441	373,368	350,212	13.1%	6.6%
Depreciation and amortization	96,845	83,503	71,796	16.0%	16.3%
Restructuring charges	34,652	30,186	5,597	14.8%	*
Other	—	9,279	—	(100.0)%	100.0%
Total operating expenses	4,023,484	3,790,147	3,339,147	6.2%	13.5%
Non-operating interest expense	51,538	51,446	54,826	0.2%	(6.2)%
Loss on extinguishment of debt	3,943	7,962	16,524	(50.5)%	(51.8)%
Total expenses	4,078,965	3,849,555	3,410,497	6.0%	12.9%
Income before provision for income taxes	294,697	291,303	250,591	1.2%	16.2%
Provision for income taxes	116,654	109,446	98,673	6.6%	10.9%
Net income	$178,043	$181,857	$151,918	(2.1)%	19.7%
_________________
* Not Meaningful

Revenues
Commission Revenues
The following table sets forth our commission revenue, by product category, included in our consolidated statements of income for the periods indicated (dollars in thousands):

	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Variable annuities	$807,634	$794,898	$764,502	$12,736	1.6%	$30,396	4.0%
Mutual funds	610,310	565,951	498,239	44,359	7.8%	67,712	13.6%
Alternative investments	211,638	251,113	142,996	(39,475)	(15.7)%	108,117	75.6%
Fixed annuities	160,287	123,882	98,976	36,405	29.4%	24,906	25.2%
Equities	112,091	119,569	99,380	(7,478)	(6.3)%	20,189	20.3%
Fixed income	85,882	87,243	83,235	(1,361)	(1.6)%	4,008	4.8%
Insurance	78,659	81,687	81,124	(3,028)	(3.7)%	563	0.7%
Group annuities	51,250	52,275	50,891	(1,025)	(2.0)%	1,384	2.7%
Other	743	948	1,174	(205)	(21.6)%	(226)	(19.3)%
Total commission revenue	$2,118,494	$2,077,566	$1,820,517	$40,928	2.0%	$257,049	14.1%
The following table sets forth our commission revenue, by sales-based and trailing commission revenue (dollars in thousands):

	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Sales-based	$1,181,189	$1,254,683	$1,110,041	$(73,494)	(5.9)%	$144,642	13.0%
Trailing	937,305	822,883	710,476	114,422	13.9%	112,407	15.8%
Total commission revenue	$2,118,494	$2,077,566	$1,820,517	$40,928	2.0%	$257,049	14.1%
The increase in commission revenue in 2014 compared to 2013 is due primarily to an increase in trailing revenues for mutual funds and variable annuities and in activity for fixed annuities. Such growth reflects strong market conditions, resulting in an increase in value of the underlying assets.
Fixed annuity sales-based commissions have risen, despite historically low interest rates, as investors have sought income streams with minimal risk to principal. Such benefits have attracted the increasing amount of retired investors, and those nearing retirement age, as their investment goals shift from portfolio growth to guaranteed income.
The decrease in alternative investments commission revenue in 2014 as compared to 2013 was due primarily to a higher level of activity during the year ended December 31, 2013, in which commission revenues benefited from liquidity events in several large REITs that allowed for reinvestment into a similar type of investments. Such events resulted in alternative investment commissions during this period being elevated over prior year and subsequent periods.
The increase in commission revenues in 2013 compared to 2012 was due primarily to an increase in sales-based activity for alternative investments, equities, and mutual funds and increases in trail revenues for mutual funds and variable annuities. This growth reflected improved investor engagement, strong market conditions, and growth of the underlying assets. Additionally, commission revenues from fixed income, primarily driven by unit investment trusts and 529 college savings plans, and insurance products also contributed to the overall growth in commission revenue. Such overall growth reflected market-wide growth and increased investor engagement that has driven advisor productivity.

Advisory Revenues
The following table summarizes the activity within our advisory assets under custody (in billions):

	Years Ended December 31,
	2014	2013	2012
Beginning balance at January 1	$151.6	$122.1	$101.6
Net new advisory assets	17.5	14.6	10.9
Market impact and other	6.7	14.9	9.6
Ending balance at December 31	$175.8	$151.6	$122.1
Net new advisory assets for the years ended December 31, 2014, 2013, and 2012 had a limited impact on advisory fee revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory fee revenue and have resulted from the continued shift by our existing advisors from brokerage towards more advisory business. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets under management. The growth in advisory revenue is due to net new advisory assets resulting from increased investor engagement, and strong advisor productivity, as well as market gains as represented by higher levels of the S&P 500 index in 2014 compared to 2013. The average of the S&P 500 index in 2014 was 1,931, which is a 17.5% increase over the 2013 average of 1,644.
The Independent RIA model has continued to grow rapidly as advisors seek the freedom to run their businesses in a manner that they believe best enables them to meet their clients' needs. This continued shift of advisors to the Independent RIA platform (for which we custody assets but do not earn advisory revenues for managing those assets) has caused the rate of revenue growth of advisory assets under management to lag behind the rate of growth of advisory assets under custody. Our advisory revenues do not include fees for advisory services charged by Independent RIA advisors to their clients. Accordingly, there is no corresponding payout. However, we charge administrative fees to Independent RIA advisors including custody and clearing fees, based on the value of assets.
The growth in advisory revenue in 2013 compared to 2012 was due to both net new advisory assets in prior periods and higher levels of the S&P 500 on the applicable billing dates in 2013 compared to 2012. The average of the S&P 500 in 2013 was 1,644, which was a 19.2% increase over the average of 1,379 for the prior year. The continued shift of advisors to the Independent RIA platform and a repricing in one of our significant clearing agreements caused the rate of revenue growth to lag behind the rate of advisory asset growth.
The following table summarizes the makeup within our advisory assets under custody (in billions):

	December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Advisory assets under management	$125.1	$117.6	$100.7	$7.5	6.4%	$16.9	16.8%
Independent RIA assets in advisory accounts custodied by LPL Financial	50.7	34.0	21.4	16.7	49.1%	12.6	58.9%
Total advisory assets under custody	$175.8	$151.6	$122.1	$24.2	16.0%	$29.5	24.2%
Growth of the Independent RIA assets in advisory accounts custodied by LPL Financial has outpaced the growth in advisory assets under management. This growth is consistent with the industry trend as more advisors shift their business toward the Independent RIA model.
Asset-Based Revenues
Revenues from product sponsors and for record-keeping services, which are largely based on the underlying asset values, increased due to the impact of the higher average market indices on the value of those underlying assets and net new sales of eligible assets. Asset-based revenues also include revenues from our cash sweep programs, which decreased by $19.9 million, or 16.6%, to $99.7 million for the year ended December 31, 2014 from $119.6 million for the year ended December 31, 2013. The decrease is due to fee compression that resulted from a repricing of certain contracts that underlie our cash sweep programs, a year-over-year 2 basis point decline in the average federal funds effective rate to 0.09% for the year ended December 31, 2014, and a decrease of 1.2% in average assets in our cash sweep programs, which were $23.9 billion and $24.2 billion for the year ended December 31, 2014 and 2013, respectively.

Revenues from product sponsors and for record-keeping services increased due to the impact of higher average market indices on the value of those underlying assets and net new sales of eligible assets. Asset-based revenues also include revenues from our cash sweep programs, which decreased by $18.5 million, or 13.4%, to $119.6 million for year ended December 31, 2013 from $138.1 million for the year ended December 31, 2012. The decrease resulted from a re-pricing of certain contracts that underlie our cash sweep programs, partially offset by an increase of 8.5% in average assets in our cash sweep programs, which were $24.2 billion and $22.3 billion for 2013 and 2012, respectively, as investors increased their percentage of cash assets in response to the volatility in the financial markets.
Transaction and Fee Revenues
Transaction and fee revenues increased in 2014 due to a 2.7% increase in the average number of advisors.
Transaction and fee revenues increased in 2013 due to higher trade volumes in certain brokerage and advisory accounts and a 2.6% increase in the average number of advisors. Additionally, our April 2012 acquisition of Fortigent contributed an incremental $4.1 million in revenues for 2013 compared to 2012.
Other Revenues
The primary contributor to the decrease in other revenues during 2014 compared to 2013 was alternative investment marketing allowances received from product sponsor programs, which decreased by $5.8 million compared to the same period in 2013, driven primarily by decreased sales of alternative investments. Other revenue includes gains or losses on assets held for the advisor non-qualified deferred compensation plan. Gains were $2.1 million for 2014, compared to gains of $7.3 million for 2013. The gains or losses on assets held for the advisor non-qualified deferred compensation plan are offset by increases or decreases in non-GDC sensitive production expenses as noted below.
The primary contributor to the increase in 2013 compared to 2012 was direct investment marketing allowances received from product sponsor programs, which increased by $23.5 million, driven primarily by increased sales of alternative investments. Other revenue includes gains or losses on assets held for the advisor non-qualified deferred compensation plan. Gains were $7.3 million for 2013, compared to gains of $2.2 million for 2012. The gains or losses on assets held for the advisor non-qualified deferred compensation plan are offset by increases or decreases in non-GDC sensitive production expenses as noted below.
Expenses
Production Expenses
The following table shows our production payout and total payout ratios, non-GAAP measures:

	Years Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Base payout rate	83.71%	84.04%	84.16%	(33) bps	(12) bps
Production based bonuses	2.79%	2.69%	2.68%	10 bps	1 bps
GDC sensitive payout	86.50%	86.73%	86.84%	(23) bps	(11) bps
Non-GDC sensitive payout	0.26%	0.51%	0.22%	(25) bps	29 bps
Total Payout Ratio	86.76%	87.24%	87.06%	(48) bps	18 bps
The increase of 5.4% in production expenses in 2014 compared to 2013 correlates with our commission and advisory revenues, which increased by 5.9% during the same period. The decrease in non-GDC sensitive payout ratio is attributable to decreased advisor share-based compensation correlated to market movement in our stock and production expenses related to the advisor non-qualified deferred compensation plan as noted above.
The increase in production expense in 2013 compared to 2012 is correlated with our commission and advisory revenues, which increased by 13.2% during the same period. The GDC sensitive production payout rate decreased in part due to the growth of our advisory platform, which on average has a lower base rate than our brokerage platform. The increase in non-GDC sensitive payout is attributable to increased advisor share-based compensation for the year ended December 31, 2013 compared to the year ended December 31, 2012 correlated to market movement in our stock and production expenses related to the advisor non-qualified deferred compensation plan as noted above.

Compensation and Benefits Expense
The increase in compensation and benefits for 2014 compared with 2013 was a result of the growth in our average number of full-time employees and the salary and group health insurance costs associated with such growth. Our average number of full-time employees increased 9.5% from 3,047 in 2013 to 3,337 in 2014. Additionally, offsetting the increase in compensation and benefits were reduced levels in temporary labor services and a lower base in the discretionary bonus in 2014 compared with 2013.
The increase in compensation and benefits for 2013 compared with 2012 was primarily based on the fact that our average number of full-time employees increased 6.4% from 2,865 in 2012 to 3,047 in 2013, due to higher staffing levels in compliance, control and service to support increased levels of advisor and client activities, as well as to costs associated with our 2012 acquisition of Fortigent.
General and Administrative Expenses
The increase in general and administrative expenses for 2014 compared with 2013 was primarily driven by increases of $15.6 million for professional services, $13.1 million for business development and promotional expenses, $11.6 million for estimated costs of the investigation, settlement, and resolution of regulatory matters, and $9.6 million for parallel rent, property tax, common area maintenance expenses, and fixed asset disposals incurred in connection with the relocation to our San Diego office building.
The increase in general and administrative expenses for 2013 compared with 2012 was primarily driven by increases of $9.4 million for professional services, $4.5 million for business development and promotional expenses, and $9.0 million increase for non-depreciable equipment and licensing fees.
Depreciation and Amortization Expense
The increase in depreciation and amortization in 2014 compared to 2013 was primarily due to capital assets placed into service during the latter half of 2013 and increased levels of capital expenditures in 2014, which were primarily related to the relocation of our San Diego office building and capitalized software.
The increase in depreciation and amortization in 2013 compared to 2012 was due to higher balances of internally developed software to be amortized and a full year impact of depreciation of equipment and leasehold improvements in our office facility in Boston.
Other Expenses
There was no activity related to Other Expenses for the year ended December 31, 2014. Other expenses for the year ended December 31, 2013 include the derecognition of certain fixed assets of $8.4 million and goodwill of $10.2 million, incurred as a result of the NestWise Closure. The assets were from the 2012 acquisition of Veritat by NestWise, and were determined to have no future economic benefit. Additionally, because Veritat was not an operating subsidiary at December 31, 2013, which was a condition of the potential payment of contingent consideration, we decreased the estimated fair value of contingent consideration by $9.3 million to zero during the year ended December 31, 2013.
Restructuring Charges
Restructuring charges represent expenses incurred as a result of our expansion of our Service Value Commitment initiative. Restructuring charges were $34.7 million in 2014. These charges relate primarily to consulting fees paid to support our technology transformation as well as employee severance obligations and other related costs and non-cash charges for impairment incurred through our expansion of our Service Value Commitment initiative. Refer to Note 3. Restructuring, within the notes to consolidated financial statements for additional details regarding this matter.
Restructuring charges were $30.2 million in 2013. These charges relate primarily to consulting fees paid to support our technology transformation and to develop our detailed outsourcing plans, as well as employee severance obligations and other related costs and non-cash charges for impairment incurred through our expansion of our Service Value Commitment initiative. Refer to Note 3. Restructuring, within the notes to consolidated financial statements for additional details regarding this matter.
Interest Expense
Interest expense represents non-operating interest expense for our senior secured credit facilities. The increase in interest expense for 2014 as compared to 2013 is primarily due to changes in the level of outstanding indebtedness following the amendment to the credit agreement in October 2014.

The reduction in interest expense for 2013 as compared to 2012 is primarily due to the full year effect of the refinancing in March 2012 and the maturity of an interest rate swap agreement with a notional value of $65.0 million on June 30, 2012. The decrease in interest expense due to these two events was partially offset by an increase of approximately $236.1 million in debt resulting from the amendment to the credit agreement in May 2013 of $608.9 million.
Loss on Extinguishment of Debt
In October 2014, we amended the maturity date of certain credit facilities in our previous credit agreement and effectively increased our revolving credit facility by $150.0 million. Accordingly, we accelerated the recognition of $3.9 million of related unamortized debt issuance costs that had no future economic benefit. Refer to Note 11. Debt, within the notes to consolidated financial statements for additional details regarding this matter. In May 2013, we refinanced and amended our previous credit agreement and effectively increased our borrowing by approximately $236.1 million, with net proceeds used primarily for working capital requirements and other general corporate purposes. Accordingly, we accelerated the recognition of $8.0 million of related unamortized debt issuance costs that had no future economic benefit.
Provision for Income Taxes
Our effective income tax rate was 39.6%, 37.6%, and 39.4% for 2014, 2013, and 2012, respectively. The increase in our effective tax rate and income tax expense for 2014 compared to 2013 was primary due to a release of the valuation allowance, larger than usual incentive stock option disqualifying dispositions, and utilization of a business energy tax credit in 2013.
The decrease in our effective tax rate for 2013 and income tax expense for 2012 was primarily due to a release of the valuation allowance, larger than usual incentive stock option disqualifying dispositions and utilization of a business energy tax credit.
Liquidity and Capital Resources
Senior management establishes our liquidity and capital policies. These policies include senior management’s review of short- and long-term cash flow forecasts, review of monthly capital expenditures, and daily monitoring of liquidity for our subsidiaries. Decisions on the allocation of capital are based upon, among other things, projected profitability and cash flow, risks of the business, regulatory capital requirements, and future liquidity needs for strategic activities. Our Treasury Department assists in evaluating, monitoring, and controlling the business activities that impact our financial condition, liquidity and capital structure and maintains relationships with various lenders. The objectives of these policies are to support the executive business strategies while ensuring ongoing and sufficient liquidity.
A summary of changes in cash flow data is provided below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net cash flows provided by (used in):
Operating activities	$232,242	$160,117	$254,268
Investing activities	(93,132)	(74,809)	(91,669)
Financing activities	(243,362)	(34,985)	(417,110)
Net increase (decrease) in cash and cash equivalents	(104,252)	50,323	(254,511)
Cash and cash equivalents — beginning of year	516,584	466,261	720,772
Cash and cash equivalents — end of year	$412,332	$516,584	$466,261
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.
Net cash provided by or used in operating activities includes net income adjusted for non-cash expenses such as depreciation and amortization, restructuring related charges, share-based compensation, amortization of debt issuance costs, deferred income tax provision, and changes in operating assets and liabilities. Operating assets and liabilities include balances related to settlement and funding of client transactions, receivables from product sponsors, and accrued commission and advisory expenses due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and clients' behaviors.

Cash flows from operating activities increased in 2014 when compared to 2013 primarily due to the impact of client trading and settlement activity, which represented a net source of funds of $20.1 million in 2014 compared to a net use of funds of $161.2 million in 2013. Additionally, increases in depreciation and amortization expense due to capital assets placed into service during the latter half of 2013 and increased levels of capital expenditures in 2014, primarily related to the San Diego office building and capitalized software, contributed to the increase in operating activities, which were offset by increases in other assets, including prepaid expenses and deferred compensation related to advisors.
Cash flows from operating activities decreased in 2013 when compared to 2012 primarily due to the impact of client trading and settlement activity, which represented a net use of funds of $161.2 million in 2013 compared to a net source of funds of $51.6 million in 2012. The increased use of cash for client trading and settlement activities was offset in part by higher net income in 2013 compared to 2012, increase in depreciation and amortization expense in 2013 compared to 2012, and a decrease in cash generated from excess tax benefits arising from share-based compensation in 2013 compared to 2012.
Net cash used in investing activities during 2014 increased in comparison to 2013 due to an increase of capital expenditures related to business technology, real estate and facilities, and the purchase of goodwill and other intangible assets of a third party.
Net cash used in investing activities during 2013 decreased in comparison to 2012 due to $43.7 million of acquisition costs, offset by an increase of capital expenditures in 2013 compared to 2012.
Cash flows used in financing activities in 2014 increased in comparison to 2013 as a result of an increase in cash used to repay senior credit facilities and a revolving line of credit and repurchases of outstanding common stock, offset by a decrease in proceeds from senior credit facilities in 2014 compared to 2013.
Cash flows used in financing activities in 2013 decreased in comparison to 2012 as a result of a decrease in repayments of senior secured credit facilities which was $866.6 million in 2013, substantially all related to the May 2013 refinancing, compared to $1,364.8 million in 2012, due primarily to the March 2012 refinancing, and a decrease in cash dividends paid which was $68.0 million in 2013 compared to $248.8 million in 2012, offset by a decrease in proceeds from senior credit facilities which was $1,079.0 million in 2013 compared to $1,330.7 million in 2012 and a decrease in cash generated from excess tax benefits arising from share-based compensation in 2013 compared to 2012.
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
Share Repurchases
The Board of Directors has approved several share repurchase programs pursuant to which we may repurchase issued and outstanding shares of our common stock. Purchases may be effected in open market or privately negotiated transactions, including transactions with our affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion within the constraints of our credit agreement and general operating needs. See Note 14. Stockholders' Equity, within the notes to consolidated financial statements for additional information regarding our share repurchases.
Dividends
The payment, timing, and amount of any dividends are subject to approval by our Board as well as certain limits under our credit facilities. See Note 14. Stockholders' Equity, within the notes to consolidated financial statements for additional information regarding our dividends.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain at clearing organizations to support these clients’ trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When a client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan, or sell securities that collateralize those margin accounts. As of December 31, 2014, we had received collateral primarily in connection with client margin loans with a fair value of approximately $353.2 million, which we can repledge, loan, or sell. Of these securities, approximately $32.3 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of December 31, 2014 there were no restrictions that materially limited our ability to repledge, loan, or sell the remaining $320.9 million of client collateral.
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
Our registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At December 31, 2014, LPL Financial's excess net capital was $95.2 million.
LPL Financial's ability to pay dividends greater than 10% of its excess net capital during any 35 day rolling period requires approval from FINRA. In addition, payment of dividends is restricted if LPL Financial's net capital would be less than 5.0% of aggregate customer debit balances.
LPL Financial also acts as an introducing broker for commodities and futures. Accordingly, its trading activities are subject to the National Futures Association's (“NFA”) financial requirements and it is required to maintain net capital that is in excess of or equal to the greatest of NFA's minimum financial requirements. The NFA was designated by the Commodity Futures Trading Commission as LPL Financial's primary regulator for such activities. Currently, the highest NFA requirement is the minimum net capital calculated and required pursuant to the SEC's Uniform Net Capital Rule.
Our subsidiary, PTC, is also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC's operations.
Debt and Related Covenants
On October 1, 2014, we entered into the Second Amendment, Extension and Incremental Assumption Agreement (“Credit Agreement”) with its wholly owned subsidiary, LPL Holdings, Inc., the other parties thereto. The Credit Agreement amends the our previous credit agreement, which was dated May 13, 2013. See Note 11. Debt, within the notes to consolidated financial statements for further detail.
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
Our Credit Agreement prohibits us from paying dividends and distributions or repurchasing our capital stock except for limited purposes. In addition, our financial covenant requirements include a total leverage ratio test and an interest coverage ratio test. Under our total leverage ratio test, we covenant not to allow the ratio of our consolidated total debt (as defined in the Amended Credit Agreement) to an adjusted EBITDA reflecting financial covenants in our Credit Agreement to exceed certain prescribed levels set forth in the Credit Agreement. Under our interest coverage ratio test, we covenant not to allow the ratio of our Credit Agreement Adjusted EBITDA to our consolidated interest expense (as defined in the Credit Agreement) to be less than certain prescribed levels set forth in the Credit Agreement. Each of our financial ratios is measured at the end of each fiscal quarter.
As of December 31, 2014 we were in compliance with all of our covenant requirements. Our covenant requirements and actual ratios were as follows:

	December 31, 2014
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	4.00	2.70
Interest Coverage (Minimum)	3.00	10.61
Off-Balance Sheet Arrangements
We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include Company commitments to extend credit. For information on these arrangements, see Note 13. Commitments and Contingencies and Note 20. Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk, within the notes to consolidated financial statements.
Contractual Obligations
The following table provides information with respect to our commitments and obligations as of December 31, 2014:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
			(In thousands)
Leases and other obligations(1)(2)	$707,765	$80,775	$164,647	$93,058	$369,285
Senior secured credit facilities(3)	1,634,258	120,839	30,291	1,483,128	—
Variable interest payments(4)	247,206	47,689	111,826	87,691	—
Commitment fee on revolving line of credit(5)	9,115	1,919	5,756	1,440	—
Total contractual cash obligations	$2,598,344	$251,222	$312,520	$1,665,317	$369,285

____________________

(1)
Includes a long-term contractual obligation with a third-party service provider for the outsourcing of certain functions. The table above includes the minimum payments due over the duration of the contract. The contractual obligation may be canceled, subject to a termination penalty that is approximately equal to the initial annual minimum payment. The amount of the termination penalty steps down ratably through the passage of time. Future minimum payments have not been reduced by this termination penalty. Additionally, included in the table above are obligations related to the development of land in South Carolina for office space. Under development and agency contracts we expect to pay a pro rata share equal to 27.5% of the design and construction costs, which are expected to be incurred through 2017. The remaining amounts will be paid by the landlord. Additionally, the Company has entered into lease agreements for the office space once developed. These leases, also included above, have an initial lease term of 20 years that commence once the develop is complete and we take occupancy of the buildings.

(2)
Future minimum payments for applicable leases have not been reduced by minimum sublease rental income of $3.0 million due in the future under noncancelable subleases. See Note 13. Commitment and Contingencies, within the notes to consolidated financial statements for further detail on operating lease obligations and obligations under noncancelable service contracts.

(3)	Represents principal payments under our Credit Agreement. See Note 11. Debt, within the notes to consolidated financial statements for further detail.

(4)
Represents variable interest payments under our Credit Agreement. Variable interest payments assume the applicable interest rates at December 31, 2014 remain unchanged. See Note 11. Debt, within the notes to consolidated financial statements for further detail.

(5)
Represents commitment fees for unused borrowings on the revolving credit facility under our Credit Agreement. See Note 11. Debt, within the notes to consolidated financial statements for further detail.

As of December 31, 2014, we have a liability for unrecognized tax benefits of $21.0 million, which we have included in income taxes payable in the consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.
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
At December 31, 2014, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that of our critical accounting policies, the following are noteworthy because they require management to make estimates regarding matters that are uncertain and susceptible to change where such change may result in a material adverse impact on our financial position and reported financial results.
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
Commission revenue includes mutual fund, 529 education savings plan and fixed and variable product trailing fees which are recurring in nature. These trailing fees are earned by us, based on a percentage of the current market value of clients' investment holdings in trail-eligible assets, and recognized over the period during which services are performed. Because trail commission revenues are generally paid in arrears, management estimates the majority of trail commission revenues earned during each period. These estimates are based on a number of factors including market levels and the amount of trail commission revenues received in prior periods. The amount of such accruals are classified within receivables from product sponsors, broker-dealers, and clearing organizations in the consolidated statements of financial condition.
A substantial portion of our commission revenue is ultimately paid to our advisors. We record an estimate for commissions payable based upon payout ratios for each product for which we have accrued commission revenue. Such amounts are recorded by us as production expense.
We record fees charged to clients as advisory fee revenue in advisory accounts where LPL Financial or Independent Advisers Group Corporation (“IAG”) is the RIA. A substantial portion of these advisory fees are paid to the related advisor and are recorded as production expense.
Certain advisors conduct their advisory business through separate entities by establishing their own RIA pursuant to the Investment Advisers Act of 1940, rather than using our corporate RIA. These stand-alone RIAs ("Independent RIA") engage us for clearing, regulatory, and custody services, as well as access to our investment advisory platforms. The advisory revenue generated by these Independent RIAs is earned by the advisors, and accordingly not included in our advisory fee revenue. We charge administrative fees based on the value of assets within these advisory accounts, and classify such fees as advisory revenues.
Legal Contingencies
Assessing the probability of a loss occurring and the amount of any loss related to a legal proceeding or regulatory matter is inherently difficult. While the Company exercises significant and complex judgments to make certain estimates presented in its consolidated financial statements, there are particular uncertainties and complexities involved when assessing the potential outcomes of legal proceedings and regulatory matters. The Company's assessment process considers a variety of factors and assumptions, which may include the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts; potential opportunities for settlement and the status of any settlement discussions; as well as the potential for insurance coverage and indemnification, if available. The Company monitors these factors and assumptions for new developments and re-assesses the likelihood that a loss will occur and the estimated range or amount of loss, if those amounts can be reasonably determined. The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated. When it is not probable, but at least reasonably possible that a loss has been incurred, a disclosure of fact is made when the underlying loss or range of losses can also be reasonably estimated. The Company estimates that, as of December 31, 2014, exposure to those losses could range from $0 to $15 million in excess of the accrued liability, if any, related to those matters. Due to the inherent unpredictability of such matters, the Company may have exposure to losses that are not yet predictable or cannot yet be reasonably estimated in addition to those amounts that have been accrued or disclosed.
The Company maintains insurance coverage for certain legal proceedings, including those involving client claims. With respect to client claims, the estimated losses on many of the pending matters are less than the applicable deductibles of the insurance policies. The Company is also subject to extensive regulation and supervision by U.S. federal and state agencies and various self-regulatory organizations. The Company and its advisors periodically engage with such agencies and organizations, in the context of examinations or otherwise, to respond to inquiries, informational requests, and investigations. From time to time, such engagements result in regulatory complaints or other matters, the resolution of which can include fines and other remediation.
Valuation of Goodwill and Other Intangibles
Goodwill and other indefinite-lived intangible assets are tested annually for impairment in the fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and we determine that the fair value of a reporting unit or indefinite-lived intangible asset is more-likely-than-not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If goodwill is quantitatively assessed for impairment, a two-step approach is applied. First, we compare the estimated fair value of the reporting unit in which the goodwill resides to its carrying value. The second step, if necessary, measures the amount of such impairment by comparing the implied fair value of goodwill to its carrying value. Other indefinite-lived intangible assets are quantitatively assessed for impairment, if necessary, by comparing their estimated fair values to their carrying values. If the carrying value exceeds the fair value, the difference is recorded as impairment. No impairment of goodwill or other indefinite-live intangible assets has been recognized during the years ended December 31, 2014, 2013, and 2012.
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
Income Taxes
In preparing the consolidated financial statements, we estimate income tax expense based on various jurisdictions in which we conduct business. We then must assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established to the extent that it is more-likely-than-not that such deferred tax assets will not be realized. When we establish a valuation allowance or modify the existing allowance in a certain reporting period, we generally record a corresponding increase or decrease to tax expense in the consolidated statements of income. Management makes significant judgments in determining the provision for income taxes, the deferred tax assets and liabilities, and any valuation allowances recorded against the deferred tax asset. Changes in the estimate of these taxes occur periodically due to changes in the tax rates, changes in business operations, implementation of tax planning strategies, resolution with taxing authorities of issues where we had previously taken certain tax positions, and newly enacted statutory, judicial, and regulatory guidance. These changes could have a material effect on our consolidated statements of income, financial condition, or cash flows in the period or periods in which they occur.
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
Employee Health Care Self-Insurance
We are partially self-insured for benefits paid under employee healthcare programs. Self-insurance estimates are determined with the assistance of insurance actuaries, based on historical experience and trends related to claims and payments, information provided by the insurance broker, and industry experience. We have coverage for excess losses on either an individual or an aggregate case basis. Estimates of future claim costs are recorded on an undiscounted basis, and are recognized as a liability within accounts payable and accrued liabilities in the consolidated statements of financial condition.
Share-Based Compensation
Certain of our employees, officers, directors, advisors, and financial institutions participate in various long-term incentive plans that provide for granting stock options, warrants, restricted stock awards, and restricted stock units. Stock options and warrants generally vest in equal increments over a three- to five-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards and restricted stock units generally vest over a two- to four-year period.
We recognize share-based compensation for equity awards granted to employees, officers, and directors as compensation and benefits expense on the consolidated statements of income. The fair value for stock options is estimated using a Black-Scholes valuation model on the grant date. The fair value of restricted stock awards and restricted stock units is equal to the closing price of the Company’s stock on the date of grant. Share-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.
We recognize share-based compensation for equity awards granted to advisors and financial institutions as commissions and advisory expense on the consolidated statements of income. The fair value for stock options and warrants is estimated using a Black-Scholes valuation model on the date of grant and is revalued at each reporting period. The fair value of restricted stock units is equal to the market price of the Company’s stock on the last day of each reporting period. Share-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.
We must also make assumptions regarding the number of stock options, warrants, restricted stock awards, and restricted stock units that will be forfeited. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Rather, different forfeiture assumptions would only impact the timing of expense recognition over the vesting period. See Note 15. Share-Based Compensation, for additional information regarding share-based compensation for equity awards granted.
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
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, liabilities assumed, and pre-acquisition contingencies. These assumptions are based in part on historical experience, market data, and information obtained from the management of the acquired companies and are inherently uncertain.
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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We maintain trading securities owned and securities sold, but not yet purchased in order to facilitate client transactions, to meet a portion of our clearing deposit requirements at various clearing organizations, and to track the performance of our research models. These securities could include mutual funds, debt securities issued by the U.S. government, money market funds, corporate debt securities, certificates of deposit, and equity securities.
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
At December 31, 2014, the fair value of our trading securities owned were $13.5 million. Securities sold, but not yet purchased were $0.3 million at December 31, 2014. The fair value of securities included within other assets were $80.6 million at December 31, 2014. See Note 4. Fair Value Measurements, within the notes to consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased and other assets associated with our client facilitation activities. See Note 5. Held to Maturity Securities, within the notes to consolidated financial statements for information regarding the fair value of securities held to maturity.
We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.
We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trail commissions are paid, and assets eligible for sponsor payments.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of December 31, 2014, all of the outstanding debt under our Amended Credit Agreement, $1.6 billion, was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at December 31, 2014 (in thousands):

	Outstanding at	Annual Impact of an Interest Rate Increase of
	Variable Interest	10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans	Rates	Points	Points	Points	Points
Term Loan A	459,375	459	1,148	2,297	4,594
Term Loan B	1,064,883	—	—	598	5,484
Variable Rate Debt Outstanding	$1,524,258	$459	$1,148	$2,895	$10,078
See Note 11. Debt, within the notes to consolidated financial statements for additional information.
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
The average Federal Reserve effective federal funds rate ("FFER") for December 2014 was 0.12%. The following table reflects the approximate annual impact to asset-based revenues on our insured cash programs (assuming that client balances at December 31, 2014 remain unchanged) of an upward or downward change in short-term interest rates of one basis point (dollars in thousands):

Federal Reserve Effective Federal Funds Rate	Annualized Increase or Decrease in Asset-Based Revenues per One Basis Point Change
0.00% - 0.25%		$1,900
0.26% - 1.25%		900
1.26% - 2.70%		800
The actual impact to asset-based revenues, including a change in the FFER of greater than 2.70%, may vary depending on the FRS committee's strategy in response to a change in interest rate levels, the significance of a change and actual balances at the time of such change.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our loss on margin accounts is immaterial and did not exceed $0.3 million during any of the years ended December 31, 2014, 2013, and 2012. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Operational Risk
Operational risk is defined as the risk of loss resulting from failed or inadequate processes or systems, actions by people, or external events. We operate in diverse markets and are reliant on the ability of our employees and systems, as well as third-party service providers and their systems, to process a large number of transactions effectively. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and in light of increasing reliance on third-party service providers. In the event of a breakdown or improper operation of systems or improper action by employees, advisors or third-party service providers, we could suffer financial loss, data loss, regulatory sanctions and damage to our reputation. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate. In order to assist in the mitigation and control of operational risk, we have an Operational Risk Management department and framework that enables assessment and reporting on operational risk across the firm. This framework helps ensure policies and procedures are in place and appropriately designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits. Notwithstanding the foregoing, please consult the Risks Related to our Technology section within Part I, “Item 1A. Risk Factors” for more information about the risks associated with our technology, including risks related to security, and the potential related effects on our operations.
Regulatory and Legal Risk
The regulatory environment in which we operate is discussed in detail within Part I, “Item 1, Business Section” of this Annual Report on Form 10-K. During the period presented in this Annual Report on Form 10-K, we have observed regulators broaden the scope, frequency, and depth of their examinations to include greater emphasis on the quality and consistency of the industry’s execution of policies and procedures. Please consult the Risks Related to Our Regulatory Environment section within Part I, “Item 1A. Risk Factors” for more information about the risks associated with operating within our regulatory environment, and the potential related effects on our operations.
Risk Management
We employ an enterprise risk management framework ("ERM") that is intended to address key risks and responsibilities, enable us to execute our business strategy, and protect our Company and its franchise. Our framework is designed to promote clear lines of risk management accountability and a structured escalation process for key risk information and events.
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
Audit Committee of the Board
In addition to its other responsibilities, the Audit Committee of the Board (the “Audit Committee”) reviews our policies with respect to risk assessment and risk management, as well as our major financial risk exposures and the steps management has undertaken to control them. The Audit Committee provides reports to the Board at each of the Board’s regularly scheduled quarterly meetings.
Compensation and Human Resources Committee of the Board
In addition to its other responsibilities, the Compensation and Human Resources Committee of the Board assesses whether our compensation arrangements encourage inappropriate risk-taking, and whether risks arising from our compensation arrangements are reasonably likely to have a material adverse effect on the Company.
Risk Oversight Committee of LPL Financial
The Audit Committee has mandated that the ROC oversee our risk management activities, including those of our subsidiaries. The Chief Risk Officer of LPL Financial serves as chair, and our Executive Vice President, Deputy General Counsel, Regulatory, serves as vice chair, of the ROC, which generally meets on a monthly basis with ad hoc meetings as necessary. Each member of the Management Committee of LPL Financial and the three other Managing Directors (Managing Director, Chief Investment Officer; Managing Director, Independent Advisor Services; and Managing Director, Institution Services) serve on the ROC. Additional members of the Company’s senior management team are also included as ex-officio members, representing the key control areas of the Company. These individuals include, but are not limited to, the Chief Compliance Officer, Brokerage; the Chief Compliance Officer, Advisory; the Chief Information Security Officer; and the Chief Privacy Officer of LPL Financial. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries, and that the ROC thoroughly reviews significant matters relating to risk priorities, policies, control procedures and related exceptions, certain new and complex products and business arrangements, transactions with significant risk elements, and identified emerging risks.

The chair of the ROC provides reports to the Audit Committee at each of the Audit Committee’s regularly scheduled quarterly meetings and, as necessary or requested, to the Board. The reports generally cover topics addressed by the ROC at its meetings since the immediately preceding report. If warranted, matters of material risk are escalated to the Audit Committee or Board more frequently.
Subcommittees of the Risk Oversight Committee
The ROC has established multiple subcommittees that cover key areas of risk. The subcommittees meet regularly and are responsible for keeping the ROC informed and escalating issues in accordance with the Company’s escalation policies. The responsibilities of such subcommittees include, for example, oversight of the approval of new and complex investment products offered to advisors’ clients; oversight of the Company’s investment advisory business; issues and trends related to advisor compliance and examination findings; whistle-blower hotline allegations; and oversight of disclosures related to our financial reporting.
Internal Audit Department
The Internal Audit Department provides independent verification of the effectiveness of the Company’s internal controls by conducting risk assessments and audits designed to identify and cover important risk categories. The Internal Audit Department provides regular reports to the ROC and reports to the Audit Committee at least as often as quarterly.
Control Groups
The GRC Department provides compliance oversight and guidance, and conducts various risk and other assessments to address regulatory and Company-specific risks and requirements. The GRC Department reports to the Chief Risk Officer, who reviews the results of the Company’s risk management process with the ROC, the Audit Committee, and the Board as necessary. We also consider the Internal Audit Department to be a control group.
Business Line Management
Each business line is responsible for managing its risk, and business line management is responsible for keeping senior management, including the members of the ROC, informed of operational risk and escalating risk matters (as defined by the Company’s escalation policies). We have conducted Company-wide escalation training for our employees. Certain business lines, including Client Support Services and Business Technology Services, have dedicated personnel with responsibilities for monitoring and managing risk-related matters. Business lines are subject to oversight by the control groups, and the Finance, Legal, Business Technology Services, and Human Capital Departments also execute certain control functions and report matters to the ROC, Audit Committee, and Board as appropriate.
In addition to the ERM framework, we have written policies and procedures that govern the conduct of business by our advisors, employees, and the terms and conditions of our relationships with product manufacturers. Our client and advisor policies address the extension of credit for client accounts, data and physical security, compliance with industry regulation, and codes of ethics to govern employee and advisor conduct, among other matters.
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

Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting process and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
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
As of December 31, 2014, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2014 was effective.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
LPL Financial Holdings Inc.
Boston, Massachusetts

We have audited the internal control over financial reporting of LPL Financial Holdings Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 20, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 20, 2015

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance
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
The following table provides certain information about each of the Company’s current executive officers as of the date this Annual Report on Form 10-K has been filed with the SEC:

Name	Age	Position
Mark S. Casady	54	Chief Executive Officer and Chairman of the Board
Dan H. Arnold	50	Chief Financial Officer
David P. Bergers	47	Managing Director, Legal and Government Relations, General Counsel
Mimi Bock*	51	Managing Director, Client Experience and Training
Victor P. Fetter	46	Managing Director, Chief Information Officer
Mark R. Helliker	51	Managing Director, Clearing and Compliance Services
J. Andrew Kalbaugh	51	Managing Director, Institution Services
Sallie R. Larsen	61	Managing Director, Chief Human Capital Officer
Robert J. Moore	53	President
William Morrissey	50	Managing Director, Independent Advisor Services
Michelle Oroschakoff	53	Managing Director, Chief Risk Officer
Ryan Parker	40	Managing Director, Investment and Planning Solutions
George B. White	45	Managing Director, Research and Chief Investment Officer
* Identified in filings made pursuant to Section 16 of the Exchange Act under her legal name, Mary Frances Schott.
Executive Officers
Mark S. Casady — Chief Executive Officer and Chairman of the Board
Mr. Casady is chairman of the board of directors and our chief executive officer. He joined us in May 2002 as chief operating officer, became our president in April 2003, and became our chief executive officer of LPL Financial in August 2004. He was named the Company's chairman in December 2005 and its chief executive officer in March 2006. Before joining our Company, Mr. Casady was managing director, mutual fund group for Deutsche Asset Management, Americas — formerly Scudder Investments. He joined Scudder in 1994 and held roles as managing director — Americas; head of global mutual fund group and head of defined contribution services. He was also a member of the Scudder, Stevens and Clark Board of Directors and Management Committee. He is former chairman and a current board member of the Insured Retirement Institute and Eze Software Group, and serves on FINRA’s board of governors. Mr. Casady received his B.S. from Indiana University and his M.B.A. from DePaul University.
Dan H. Arnold — Chief Financial Officer
Mr. Arnold serves as chief financial officer for the Company. He is responsible for formulating financial policy, leading the Company's capital management efforts, and ensuring the effectiveness of the organization's financial functions. Before assuming this role in 2012, Mr. Arnold was managing director, head of strategy, with responsibility for developing our long-term strategic plans and assessing the trends prevalent in our industry. He has also served as divisional president of our Institution Services business. Mr. Arnold joined our Company in January 2007 following our acquisition of UVEST. Prior to joining us, Mr. Arnold worked at UVEST for 13 years, serving most recently as president and chief operating officer. Mr. Arnold is a graduate of Auburn University and holds an M.B.A. in finance from Georgia State University.
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
Mimi Bock — Managing Director, Client Experience and Training
Ms. Bock serves as managing director of Client Experience and Training for the LPL Financial Advisor and Institution Solutions business unit. In this role, she oversees client communications, marketing support services, client insights, conference planning, and client learning and development for independent financial advisors and institutions. Previously, she served as LPL Financial’s executive vice president of Independent Advisor Services business consulting and was responsible for the growth, satisfaction, and retention of advisors. Prior to joining LPL Financial in 2012, Ms. Bock was a managing director in the global wealth management division of Morgan Stanley Smith Barney, where she also served as director for the southeast U.S. region. During her time at Morgan Stanley, Ms. Bock also held a variety of leadership positions in equity sales, financial advisor development, client marketing, and field management. Ms. Bock earned a double B.A. in economics and sociology from Denison University in Ohio.
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
Mark R. Helliker — Managing Director, Client Support Services
Mr. Helliker has served as managing director of Client Support Services for LPL Financial since September 2013. Mr. Helliker oversees the Company’s service and client-facing operations organizations on behalf the company’s Independent Advisor Services and Institution Services business units. In this role, he is responsible for driving innovation and ensuring the delivery of extraordinary service and support to financial advisors, banks, and credit unions. Mr. Helliker joined us in July 2008 as managing director of Broker/Dealer Support Services, responsible for enhancing the customer experience by overseeing the day-to-day management of customer-side operations and new-advisor transitions. From June 2012 to September 2013, he served as managing director of Clearing and Compliance Services, responsible for both Broker/Dealer Support Services and the Governance, Risk, & Compliance business unit, for which he oversaw enterprise-wide risk management processes. Prior to joining us, Mr. Helliker worked at Charles Schwab for 10 years, most recently as senior vice president of Charles Schwab Institutional. Mr. Helliker has a B.A. in political science from the University of Portsmouth in England and an M.B.A. in management from San Diego State University.
J. Andrew Kalbaugh — Managing Director, Institution Services
Mr. Kalbaugh has served as our managing director of Institution Services since 2012. He is responsible for the growth, satisfaction, and retention of financial institutions; attracting new financial institutions to the Company; and helping banks and credit unions add new advisors to their programs. Previously, Mr. Kalbaugh served as executive vice president, business consulting, for Independent Advisor Services. Prior to joining us in 2007, he was president, CEO, and chairman of American General Securities Incorporated and served as director of the AIG Advisor Group. Earlier, he was vice president and chief marketing officer for American General Securities Incorporated. Previous positions include eastern regional director of sales for The Advisors Group and senior trader for Calvert Securities Corporation. Mr. Kalbaugh is a Certified Financial Planner and has a B.A. in business and economics from the University of Maryland.

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
Robert J. Moore — President
Mr. Moore has served as president of LPL Financial since May 2012. He joined us in 2008 as our chief financial officer until his appointment as president and chief operating officer in May 2012. The title of chief operating officer was subsequently determined to be unnecessary to reflect Mr. Moore's role and responsibilities associated with his May 2012 appointment, and his title was subsequently changed to president. In this role, Mr. Moore oversees the Company’s primary client-facing functions, including Advisor and Institution Solutions, which delivers services that support client growth, and Client Support Services, which consists of the company’s client service and operations teams. Prior to joining LPL Financial, from 2006 to 2008, Mr. Moore served as chief executive officer and chief financial officer at ABN AMRO North America and LaSalle Bank Corporation. Before those roles, Mr. Moore worked for Diageo PLC, Europe and Great Britain, in a number of finance management positions, ultimately serving as chief financial officer. Mr. Moore is the chairman of the Insured Retirement Institute (IRI) board of directors, a member of the board of the Securities Industry and Financial Markets Association (SIFMA), a member of the board of the Financial Services Institute, and a member of the Financial Services Roundtable. He is also on the University of Texas at Austin Development Board and is an independent director of Legal & General Investment Management America Co. Mr. Moore has a B.B.A. in finance from the University of Texas, Austin and a M.M. in finance, marketing and international business from Northwestern University and is a Chartered Financial Analyst (CFA).
William P. Morrissey, Jr. — Managing Director, Independent Advisor Services
Mr. Morrissey is managing director of Independent Advisor Services for the LPL Financial Advisor and Institution Solutions business unit. In this role, he has responsibility for business development and business consulting for all independent advisors and registered investment advisors and is focused on driving client satisfaction, supporting practice development, providing acquisition and succession planning expertise, and delivering best-in class retirement support services. Previously, Mr. Morrissey served as LPL Financial’s executive vice president of business development, responsible for recruiting new advisors and their practices. He joined the Company in 2004 as senior vice president of Advisory Consulting Services, responsible for overseeing and successfully building the sales, marketing and development of LPL's advisory platforms. Prior to joining LPL Financial, Mr. Morrissey worked at Fidelity Investments for 17 years, most recently as senior vice president of institutional services. Earlier, Mr. Morrissey served as senior vice president at Merrill Lynch. He received a B.A. in political science from Boston College.
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
Ryan Parker — Managing Director, Investment and Planning Solutions
Mr. Parker is managing director, Investment and Planning Solutions for the LPL Financial Advisor and Institution Solutions business unit. He leads distribution strategy for the Advisory, Brokerage, Insurance and Financial Planning businesses, helping advisors and institutions navigate an increasingly complex landscape of platforms, products, services, and tools. Prior to his promotion to managing director in June 2014, Mr. Parker served as LPL Financial’s executive vice president, Investment and Planning Solutions. Prior to joining LPL Financial in 2013, he was managing director, National Accounts and Business Development at Russell Investments, the global asset manager. At Russell Investments, he served in a range of senior leadership roles in the U.S. advisor market, spanning the sales, marketing, and product functions. Earlier in his career, he worked for Franklin Templeton and Putnam Investments. He earned a B.A. in political science from the University of Michigan at Ann Arbor and studied finance and accounting at Stanford Graduate School of Business.
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
Items 11, 12, 13, and 14.
The information required by Items 11, 12, 13, and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year end to which this report relates.

PART IV

Item 15.  Exhibits and Financial Statement Schedules
(a) Consolidated Financial Statements
Our consolidated financial statements appearing on pages F-1 through F-35 are incorporated herein by reference.
(b) Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of LPL Investment Holdings Inc., dated November 23, 2010. (1)
3.2	Certificate of Ownership and Merger Merging LPL Financial Holdings Inc. with and into LPL Investment Holdings Inc., dated June 14, 2012. (2)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of LPL Financial Holdings Inc., dated May 8, 2014. (3)
3.4	Fifth Amended and Restated Bylaws of LPL Financial Holdings Inc. (4)
4.1	Stockholders’ Agreement, dated as of December 28, 2005, among LPL Investment Holdings Inc., LPL Holdings, Inc. and other stockholders party thereto. (5)
4.2	First Amendment to Stockholders’ Agreement dated December 28, 2005, among LPL Investment Holdings Inc., LPL Holdings, Inc. and other stockholders party thereto, dated November 23, 2010. (6)
4.3
Stockholders’ Agreement among the Company and Hellman & Friedman Capital Partners V, L.P., Hellman & Friedman Capital Partners V (Parallel), L.P., Hellman & Friedman Capital Associates V, L.P., TPG Partners IV, L.P. and other parties thereto, dated November 23, 2010. (7)

4.4
First Amendment to Stockholders’ Agreement, entered into as of September 24, 2014, by and between LPL Financial Holdings Inc., a Delaware corporation (f/k/a LPL Investment Holdings Inc., “LPL”), and TPG Partners IV, L.P., a Delaware limited partnership (“TPG”). (8)

4.5	Fifth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan. (9)
10.1	Amended and Restated Executive Employment Agreement among William E. Dwyer III, LPL Investment Holdings Inc., LPL Holdings, Inc. and LPL Financial Corporation, dated July 23, 2010. (10)
10.2	Revised Separation Agreement and General Release with William E. Dwyer, dated March 14, 2014. (11)
10.3	Separation Agreement and General Release with Derek Bruton, dated April 3, 2014. (12)
10.4	Form of Indemnification Agreement. (1)
10.5	2005 LPL Investment Holdings Inc. Stock Option Plan for Incentive Stock Options. (13)
10.6	2005 LPL Investment Holdings Inc. Stock Option Plan for Non-Qualified Stock Options. (13)
10.7	LPL Investment Holdings Inc. 2008 Stock Option Plan. (14)
10.8	Form of LPL Investment Holdings Inc. Stock Option Agreement granted under the LPL Investment Holdings Inc. 2008 Stock Option Plan. (15)
10.9	LPL Investment Holdings Inc. 2008 Nonqualified Deferred Compensation Plan. (16)
10.10	Amendment to the LPL Investment Holdings Inc. 2008 Nonqualified Deferred Compensation Plan, dated December 1, 2011. (7)
10.11	LPL Investment Holdings Inc. Advisor Incentive Plan. (17)
10.12	LPL Investment Holdings Inc. Financial Institution Incentive Plan. (14)
10.13	LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (18)
10.14	Form of Senior Executive Stock Option Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (19)
10.15	Form of Senior Management Stock Option Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (19)
10.16	Form of Senior Executive Restricted Stock Unit Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (19)

Exhibit No.	Description of Exhibit
10.17	Form of Senior Management Restricted Stock Unit Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (19)
10.18	LPL Investment Holdings Inc. and Affiliates Corporate Executive Bonus Plan. (20)
10.19	Form of Employee Non-Qualified Stock Option Award granted under the LPL Financial Holdings Inc., 2010 Omnibus Equity Incentive Plan. (21)
10.20	Form of Employee Restricted Stock Unit Award granted under the LPL Financial Holdings Inc., 2010 Omnibus Equity Incentive Plan. (21)
10.21	Form of Advisor Restricted Stock Unit Award granted under the LPL Financial Holdings Inc., 2010 Omnibus Equity Incentive Plan. (21)
10.22	Form of Financial Institution Restricted Stock Unit Award granted under the LPL Financial Holdings Inc., 2010 Omnibus Equity Incentive Plan. (21)
10.23	LPL Financial LLC Executive Severance Plan, amended and restated as of February 24, 2014. (21)
10.24	Form of Supplemental Restricted Stock Unit Award granted under the 2010 LPL Financial Holdings Inc. 2010 Omnibus Equity Incentive Plan. (21)
10.25	LPL Financial Holdings Inc. Non-Employee Director Compensation Policy. (22)
10.26
Credit Agreement, dated as of March 29, 2012, by and among LPL Investment Holdings, Inc., LPL Holdings, Inc., the several lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent Collateral Agent, Letter of Credit Issuer and Swingline Lender. (23)

10.27
First Amendment and Incremental Assumption Agreement, dated as of May 13, 2013, by and among LPL Financial Holdings, Inc., LPL Holdings, Inc., certain subsidiaries, the several lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent. (24)

10.28
Second Amendment and Incremental Assumption Agreement, dated as of October 1, 2014, by and among LPL Financial Holdings, Inc., LPL Holdings, Inc., certain subsidiaries, the several lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent. (8)

10.29	Thomson Transaction Services Master Subscription Agreement dated as of January 5, 2009 between LPL Financial Corporation and Thomson Financial LLC. (25)†
10.30	First Amendment dated July 28, 2014 to Master Subscription Agreement dated as of January 5, 2009 between LPL Financial Corporation and Thomson Financial LLC(22)†
10.31	Stock Repurchase Agreement by and among LPL Financial Holdings Inc. and TPG Partners IV, L.P., made as of February 12, 2014. (21)
21.1	List of Subsidiaries of LPL Financial Holdings Inc.*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation*
___________________

*	Filed herewith.
†	Confidential treatment granted by the Securities and Exchange Commission.
(1)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010.
(2)	Incorporated by reference to the Form 8-K filed on June 19, 2012.
(3)	Incorporated by reference to the Form 8-K filed on May 9, 2014.
(4)	Incorporated by reference to the Form 8-K filed on March 12, 2014.
(5)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10 filed on July 10, 2007.
(6)	Incorporated by reference to the Form 10-K filed on March 9, 2011.
(7)	Incorporated by reference to the Form 10-K filed on February 27, 2012.
(8)	Incorporated by reference to the Form 10-Q filed on October 30, 2014.
(9)	Incorporated by reference to the Form 8-K filed on December 18, 2008.
(10)	Incorporated by reference to the Form 8-K filed on December 26, 2012.
(11)	Incorporated by reference to the Form 10-Q filed on April 25, 2013.
(12)	Incorporated by reference to the Form 10-Q filed on April 25, 2014.
(13)	Incorporated by reference to the Registration Statement on Form 10 filed on April 30, 2007.
(14)	Incorporated by reference to the Form 8-K filed on February 21, 2008.
(15)	Incorporated by reference to the Registration Statement on Form S-1 filed on June 4, 2010.
(16)	Incorporated by reference to Form 8-K filed on November 25, 2008.
(17)	Incorporated by reference to the Form S-8 filed on June 5, 2008.
(18)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed on November 3, 2010.
(19)	Incorporated by reference to the Form 10-K filed on February 26, 2013.
(20)	Incorporated by reference to the Schedule 14A filed on April 27, 2010.
(21)	Incorporated by reference to the Form 10-K filed on February 25, 2014.
(22)	Incorporated by reference to the Form 10-Q filed on July 30, 2014.
(23)	Incorporated by reference to the Form 8-K filed on April 2, 2012.
(24)	Incorporated by reference to the Form 8-K filed on May 13, 2013.
(25)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 filed on June 22, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LPL Financial Holdings Inc.

By:	/s/ Mark S. Casady
Mark S. Casady
Chief Executive Officer and Chairman
Dated: February 20, 2015
Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Casady
Mark S. Casady	Chief Executive Officer and Chairman	February 20, 2015

/s/ Dan H. Arnold
Dan H. Arnold	Chief Financial Officer	February 20, 2015

/s/ Jeffrey R. Buchheister
Jeffrey R. Buchheister	Chief Accounting Officer	February 20, 2015

/s/ Richard W. Boyce
Richard W. Boyce	Director	February 20, 2015

/s/ John J. Brennan
John J. Brennan	Director	February 20, 2015

/s/ Paulett Eberhart
Paulett Eberhart	Director	February 20, 2015

/s/ Anne M. Mulcahy
Anne M. Mulcahy	Director	February 20, 2015

/s/ James S. Putnam
James S. Putnam	Director	February 20, 2015

/s/ James S. Riepe
James S. Riepe	Director	February 20, 2015

/s/ Richard P. Schifter
Richard P. Schifter	Director	February 20, 2015

LPL FINANCIAL HOLDINGS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of LPL Financial Holdings Inc. are included in response to Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
LPL Financial Holdings Inc.
Boston, Massachusetts

We have audited the accompanying consolidated statements of financial condition of LPL Financial Holdings Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
February 20, 2015

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
REVENUES:
Commission	$2,118,494	$2,077,566	$1,820,517
Advisory	1,337,959	1,187,352	1,062,490
Asset-based	476,595	430,990	403,067
Transaction and fee	369,821	361,252	321,558
Interest income, net of interest expense	18,982	17,887	18,742
Other	51,811	65,811	34,714
Total net revenues	4,373,662	4,140,858	3,661,088
EXPENSES:
Commission and advisory	2,998,702	2,847,785	2,509,913
Compensation and benefits	421,829	400,967	362,705
Promotional	124,677	111,539	107,074
Depreciation and amortization	96,845	83,503	71,796
Professional services	62,184	46,559	41,773
Occupancy and equipment	82,430	67,551	58,568
Brokerage, clearing, and exchange	49,015	45,059	38,924
Communications and data processing	43,823	43,075	39,522
Restructuring charges	34,652	30,186	5,597
Other	109,327	113,923	103,275
Total operating expenses	4,023,484	3,790,147	3,339,147
Non-operating interest expense	51,538	51,446	54,826
Loss on extinguishment of debt	3,943	7,962	16,524
Total expenses	4,078,965	3,849,555	3,410,497
INCOME BEFORE PROVISION FOR INCOME TAXES	294,697	291,303	250,591
PROVISION FOR INCOME TAXES	116,654	109,446	98,673
NET INCOME	$178,043	$181,857	$151,918
EARNINGS PER SHARE (NOTE 16)
Earnings per share, basic	$1.78	$1.74	$1.39
Earnings per share, diluted	$1.75	$1.72	$1.37
Weighted-average shares outstanding, basic	99,847	104,698	109,443
Weighted-average shares outstanding, diluted	101,651	106,003	111,060
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2014	2013	2012
NET INCOME	$178,043	$181,857	$151,918
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax expense of $722, $72, and $0 for the years ended December 31, 2014, 2013, and 2012, respectively	1,137	115	—
Reclassification adjustment for realized (gain) loss on cash flow hedges included in net income, net of tax expense (benefit) of $198, $0, and ($527) for the years ended December 31, 2014, 2013, and 2012, respectively	(315)	—	850
Total other comprehensive income, net of tax	822	115	850
TOTAL COMPREHENSIVE INCOME	$178,865	$181,972	$152,768

See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except par value)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$412,332	$516,584
Cash and securities segregated under federal and other regulations	568,930	512,351
Receivables from:
Clients, net	365,390	373,675
Product sponsors, broker-dealers, and clearing organizations	177,470	174,070
Others, net	291,449	272,018
Securities owned:
Trading — at fair value	13,466	8,964
Held-to-maturity	8,594	6,853
Securities borrowed	5,035	7,102
Income taxes receivable	84	—
Fixed assets, net	214,154	189,059
Debt issuance costs, net of accumulated amortization of $11,724 and $7,751 at December 31, 2014 and 2013, respectively	13,241	16,281
Goodwill	1,365,838	1,361,361
Intangible assets, net	430,704	464,522
Other assets	184,306	139,991
Total assets	$4,050,993	$4,042,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$180,099	$194,971
Payables to clients	652,714	565,204
Payables to broker-dealers and clearing organizations	45,427	43,157
Accrued commission and advisory expenses payable	146,504	135,149
Accounts payable and accrued liabilities	289,426	301,644
Income taxes payable	—	4,320
Unearned revenue	64,482	73,739
Securities sold, but not yet purchased — at fair value	302	211
Senior secured credit facilities	1,634,258	1,535,096
Deferred income taxes, net	66,181	89,369
Total liabilities	3,079,393	2,942,860
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 118,234,552 shares and 117,112,465 shares issued at December 31, 2014 and 2013, respectively	118	117
Additional paid-in capital	1,355,085	1,292,374
Treasury stock, at cost — 21,089,882 shares and 15,216,301 shares at December 31, 2014 and 2013, respectively	(780,661)	(506,205)
Accumulated other comprehensive income	937	115
Retained earnings	396,121	313,570
Total stockholders’ equity	971,600	1,099,971
Total liabilities and stockholders’ equity	$4,050,993	$4,042,831
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2011	110,532	$110	$1,137,723	2,618	(89,037)	$(850)	$296,802	$1,344,748
Net income and other comprehensive income, net of tax expense						850	151,918	152,768
Issuance of common stock to settle restricted stock units	2,823	3	(3)					—
Treasury stock purchases				6,812	(199,222)			(199,222)
Cash dividends on common stock							(248,809)	(248,809)
Stock option exercises and other	2,337	3	15,937	(8)	261		(84)	16,117
Excess tax benefits from share-based compensation			53,296					53,296
Share-based compensation	22		21,122					21,122
BALANCE — December 31, 2012	115,714	$116	$1,228,075	9,422	$(287,998)	$—	$199,827	$1,140,020
Net income and other comprehensive income, net of tax expense						115	181,857	181,972
Treasury stock purchases				5,820	(219,091)			(219,091)
Cash dividends on common stock							(68,008)	(68,008)
Stock option exercises and other	1,398	1	34,246	(26)	884		(106)	35,025
Excess tax benefits from share-based compensation			5,381					5,381
Share-based compensation			24,672					24,672
BALANCE — December 31, 2013	117,112	$117	$1,292,374	15,216	$(506,205)	$115	$313,570	$1,099,971
Net income and other comprehensive income, net of tax expense						822	178,043	178,865
Issuance of common stock to settle restricted stock units	50	1		17	(869)			(868)
Treasury stock purchases				5,899	(275,079)			(275,079)
Cash dividends on common stock							(95,616)	(95,616)
Stock option exercises and other	1,073		26,914	(42)	1,492		124	28,530
Excess tax benefits from share-based compensation			8,218					8,218
Share-based compensation			27,579					27,579
BALANCE — December 31, 2014	118,235	$118	$1,355,085	21,090	$(780,661)	$937	$396,121	$971,600
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$178,043	$181,857	$151,918
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	96,845	83,503	71,796
Amortization of debt issuance costs	3,973	4,365	4,591
Impairment of fixed assets	—	842	4,033
Loss on disposal of fixed assets	1,761	173	204
Share-based compensation	27,579	24,672	21,122
Excess tax benefits related to share-based compensation	(8,685)	(7,172)	(53,296)
Provision for bad debts	2,432	2,021	1,159
Deferred income taxes	(24,100)	(28,943)	(12,219)
Loss on extinguishment of debt	3,943	7,962	16,524
Net changes in estimated fair value of contingent consideration obligations	—	12,676	11,353
Closure of NestWise	—	9,279	—
Loan forgiveness	28,409	21,006	1,468
Other	1,246	583	455
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	(56,579)	65,082	(194,528)
Receivables from clients	7,628	(3,862)	(68,393)
Receivables from product sponsors, broker-dealers and clearing organizations	(3,400)	(21,120)	(9,457)
Receivables from others	(49,615)	(53,720)	(53,124)
Securities owned	(4,638)	(1,148)	(1,321)
Securities borrowed	2,067	2,346	(1,558)
Other assets	(45,523)	(19,458)	(52,216)
Drafts payable	(14,872)	(8,161)	15,557
Payables to clients	87,510	(184,301)	292,786
Payables to broker-dealers and clearing organizations	2,270	(9,874)	18,276
Accrued commission and advisory expenses payable	11,355	6,690	18,744
Accounts payable and accrued liabilities	(10,522)	48,127	20,743
Income taxes receivable/payable	4,281	14,916	47,175
Unearned revenue	(9,257)	11,931	2,271
Securities sold, but not yet purchased	91	(155)	205
Net cash provided by operating activities	232,242	160,117	254,268

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Continued
(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(89,648)	(78,239)	(54,786)
Purchase of goodwill and other intangible assets	(9,000)	—	—
Proceeds from disposal of fixed assets	7,123	—	—
Purchase of securities classified as held-to-maturity	(7,498)	(2,595)	(7,210)
Proceeds from maturity of securities classified as held-to-maturity	5,750	5,900	8,100
Deposits of restricted cash	(4,679)	(1,500)	(64)
Release of restricted cash	4,820	815	7,550
Acquisitions, net of cash acquired	—	—	(43,684)
Proceeds from sale of equity investment	—	3,310	—
Purchases of minority interest investments	—	(2,500)	(1,575)
Net cash used in investing activities	(93,132)	(74,809)	(91,669)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	110,000	—	—
Repayment of senior secured term loans	(10,838)	(866,579)	(1,364,843)
Proceeds from senior secured term loans	—	1,078,957	1,330,681
Payment of debt issuance costs	(4,876)	(2,461)	(4,431)
Payment of contingent consideration	(3,300)	—	—
Tax payments related to settlement of restricted stock units	(868)	—	—
Repurchase of common stock	(275,079)	(219,091)	(199,121)
Dividends on common stock	(95,616)	(68,008)	(248,809)
Excess tax benefits related to share-based compensation	8,685	7,172	53,296
Proceeds from stock option exercises and other	28,530	35,025	16,117
Net cash used in financing activities	(243,362)	(34,985)	(417,110)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(104,252)	50,323	(254,511)
CASH AND CASH EQUIVALENTS — Beginning of year	516,584	466,261	720,772
CASH AND CASH EQUIVALENTS — End of year	$412,332	$516,584	$466,261
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$51,588	$51,712	$54,883
Income taxes paid	$139,315	$123,583	$62,260
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$8,184	$16,075	$5,181
Fixed assets acquired under build-to-suit lease	$8,114	$22,979	$5,599
Discount on proceeds from senior secured credit facilities recorded as debt issuance costs	$—	$4,893	$19,319
Pending settlement of treasury stock purchases	$—	$—	$101
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.    Organization and Description of the Company
LPL Financial Holdings Inc. (“LPLFH”), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the “Company”) provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at financial institutions (collectively “advisors”) in the United States of America. Through its custody and clearing platform, using both proprietary and third-party technology, the Company provides access to diversified financial products and services, enabling its advisors to offer independent financial advice and brokerage services to retail investors (their “clients”).
Description of Subsidiaries
LPL Holdings, Inc. (“LPLH”), a Massachusetts holding corporation, owns 100% of the issued and outstanding common stock or other ownership interest in each of LPL Financial LLC (“LPL Financial”), Fortigent Holdings Company, Inc., Independent Advisers Group Corporation (“IAG”), LPL Insurance Associates, Inc. (“LPLIA”), LPL Independent Advisor Services Group LLC (“IASG”), and UVEST Financial Services Group, Inc. (“UVEST”). LPLH is also the majority stockholder in PTC Holdings, Inc. (“PTCH”), and owns 100% of the issued and outstanding voting common stock. Each member of PTCH's board of directors meets the direct equity ownership interest requirements that are required by the Office of the Comptroller of the Currency. In late 2014, the Company entered into a subscription agreement to establish a series captive insurance entity that will underwrite insurance for various legal and regulatory risks that have previously been self-insured.
LPL Financial, with primary offices in Boston, San Diego, and Charlotte, is a clearing broker-dealer and an investment adviser that principally transacts business as an agent for its advisors and financial institutions on behalf of their clients in a broad array of financial products and services. LPL Financial is licensed to operate in all 50 states, Washington D.C., Puerto Rico, and the U.S. Virgin Islands.
Fortigent Holdings Company, Inc. and its subsidiaries (“Fortigent”), acquired in April 2012, provides solutions and consulting services to registered investment advisors, banks, and trust companies serving high-net-worth clients.
PTCH is a holding company for The Private Trust Company, N.A. (“PTC”). PTC is chartered as a non-depository limited purpose national bank, providing a wide range of trust, investment management oversight, and custodial services for estates and families. PTC also provides Individual Retirement Account custodial services for LPL Financial.
IAG is a registered investment adviser that offers an investment advisory platform for clients of advisors working for other financial institutions.
LPLIA operates as an insurance brokerage general agency that offers life, long-term care, and disability insurance products and services for LPL Financial advisors.
2.    Summary of Significant Accounting Policies
Basis of Presentation
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
In the consolidated statements of income, the Company reclassified certain legal and regulatory costs from Professional Services to Other expenses to improve the transparency of its professional services costs provided by third-party vendors and to be consistent with industry peers in the presentation of costs related to these types of regulatory and legal matters. Additionally, the Company combined Regulatory Fees and Other expenses, which included certain licensing, insurance, and regulatory fee expenses, with Other expenses to be consistent with industry peers. The total amounts reclassified to Other expenses were $59.4 million and $52.8 million for the years ended December 31, 2013 and 2012, respectively.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Consolidation
These consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence, but does not exercise control and is not the primary beneficiary, are accounted for using the equity method.
Reportable Segment
The Company's internal reporting is organized into two service channels: Independent Advisor Services and Institution Services. These service channels are aggregated and viewed as one operating segment, and therefore, one reportable segment due to their similar economic characteristics, products and services, production and distribution processes, and regulatory environment.
Revenue Recognition
Substantially all of the Company's revenues are based on contractual arrangements. In determining the appropriate recognition of commissions, the Company reviews the terms and conditions of the brokerage account agreements between the Company and its advisors' clients, representative agreements with its advisors, which include payout rates and terms, and selling agreements with product sponsors for packaged investment products such as mutual funds, annuities, insurance, and alternative investments. In determining the appropriate recognition of advisory revenues, the Company reviews the terms and conditions of the advisory agreements between the advisors' clients and the applicable registered investment advisor (“RIA”), representative agreements with its advisors, and agreements with third parties who provide specific investment management or investment strategies.
Revenues are recognized in the periods in which the related services are performed provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is reasonably assured. Payments received by the Company in advance of the performance of service are deferred and recognized as revenue when earned.
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
The Company recognizes revenue related to commission, advisory fees, asset-based fees, transaction and fees, and interest income, net of interest expense.
Commission Revenues
Commission revenues represent commissions generated by the Company's advisors for their clients' purchases and sales of securities on exchanges and over-the-counter, as well as purchases of various investment products such as mutual funds, variable and fixed annuities, alternative investments including non-traded real estate investment trusts and business development companies, fixed income, insurance, group annuities, and option and commodity transactions. The Company generates two types of commission revenues: transaction-based

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

sales commissions that occur at the point of sale, as well as trailing commissions for which the Company provides ongoing support, awareness, and education to clients of its advisors.
Transaction-based sales commissions are recognized as revenue on a trade-date basis, which is when the Company's performance obligations in generating the commissions have been substantially completed. The Company settles a significant volume of transactions that are initiated directly between its advisors and product sponsors, particularly with regard to mutual fund, 529 education savings plan, fixed and variable annuity, and insurance products. As a result, management must estimate a portion of its commission revenues earned from clients for purchases and sales of these products for each accounting period for which the proceeds have not yet been received. These estimates are based on the amount of commissions earned from transactions in these products in prior periods.
Trailing commission revenues include mutual fund, 529 education savings plan, and fixed and variable product trailing fees, which are recurring in nature. These trailing fees are earned by the Company based on a percentage of the current market value of clients' investment holdings in trail-eligible assets, and recognized over the period during which services are performed. Because trailing commission revenues are generally paid in arrears, management estimates the majority of trailing commission revenues earned during each period. These estimates are based on a number of factors, including market levels and the amount of trailing commission revenues received in prior periods. Commission revenue accruals are classified within receivables from product sponsors, broker-dealers, and clearing organizations in the consolidated statements of financial condition.
A substantial portion of the commission revenue is ultimately paid to the advisors. The Company records an estimate for commissions payable based upon average payout ratios for each product for which the Company has accrued commission revenue. Such amounts are classified as payables to broker-dealers and clearing organizations in the consolidated statements of financial condition and commission and advisory expense in the consolidated statements of income.
Advisory Revenues
The Company records fees charged to clients as advisory revenues in advisory accounts where LPL Financial or IAG is the RIA. A substantial portion of these advisory fees are paid to the related advisor and these payments are classified as commission and advisory expense in the consolidated statements of income.
Certain advisors conduct their advisory business through separate entities by establishing their own RIA pursuant to the Investment Advisers Act of 1940, rather than using the Company's corporate RIA. These stand-alone RIAs (“Independent RIA”) engage the Company for clearing, regulatory and custody services, as well as access to the Company's investment advisory platforms. The advisory revenue generated by these Independent RIAs is earned by the advisors, and accordingly not included in the Company's advisory revenues.
The Company charges administrative fees based on the value of assets within these advisory accounts, which are classified as advisory revenues in the consolidated statements of income.
Asset-Based Revenues
Asset-based revenues are comprised of fees from cash sweep programs, financial product manufacturer sponsorship programs, and omnibus processing and networking services and are recognized ratably over the period in which services are provided.
Transaction and Fee Revenues
The Company charges fees for executing certain transactions in client accounts. Transaction related charges are recognized on a trade-date basis. Other fees relate to services provided and other account charges generally outlined in agreements with clients, advisors, and financial institutions. Such fees are recognized as services are performed or as earned, as applicable. In addition, the Company offers various services for which fees are charged on a subscription basis and recognized over the subscription period.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Interest Income, Net of Interest Expense
The Company earns interest income from its cash equivalents and client margin balances, less interest expense on related transactions. Because interest expense incurred in connection with cash equivalents and client margin balances is completely offset by revenue on related transactions, the Company considers such interest to be an operating expense. Interest expense from operations for the years ended December 31, 2014, 2013, and 2012 did not exceed $1.0 million.
Compensation and Benefits
The Company records compensation and benefits expense for all cash and deferred compensation, benefits, and related taxes as earned by its employees. Compensation and benefits expense also includes fees earned by temporary employees and contractors who perform similar services to those performed by the Company’s employees, primarily software development and project management activities.
Share-Based Compensation
Certain employees, officers, directors, advisors, and financial institutions of the Company participate in various long-term incentive plans that provide for granting stock options, warrants, restricted stock awards, and restricted stock units. Stock options and warrants generally vest in equal increments over a three- to five-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards and restricted stock units generally vest over a two- to four-year period.
The Company recognizes share-based compensation for equity awards granted to employees, officers, and directors as compensation and benefits expense on the consolidated statements of income. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and restricted stock units is equal to the closing price of the Company’s stock on the date of grant. Share-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.
The Company recognizes share-based compensation for equity awards granted to advisors and financial institutions as commissions and advisory expense on the consolidated statements of income. The fair value of stock options and warrants is estimated using a Black-Scholes valuation model on the date of grant and is revalued at each reporting period. The fair value of restricted stock units is equal to the closing price of the Company’s stock on the date of grant and on the last day of each reporting period. Share-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.
The Company must also make assumptions regarding the number of stock options, warrants, restricted stock awards, and restricted stock units that will be forfeited. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Rather, different forfeiture assumptions would only impact the timing of expense recognition over the vesting period. See Note 15. Share-Based Compensation, for additional information regarding share-based compensation for equity awards granted.
Earnings Per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the basic weighted-average number of shares of common stock outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued.
Income Taxes
In preparing the consolidated financial statements, the Company estimates income tax expense based on various jurisdictions where it conducts business. The Company then must assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established to the extent that it is more-likely-than-not that such deferred tax assets will not be realized. When the Company establishes a valuation allowance or modifies the existing allowance in a certain reporting period, it generally records a corresponding increase or decrease to tax expense in the consolidated statements of income. Management makes significant judgments in determining the provision for income taxes, the deferred tax assets and liabilities, and any valuation allowances recorded against

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

the deferred tax asset. Changes in the estimate of these taxes occur periodically due to changes in the tax rates, changes in the business operations, implementation of tax planning strategies, resolution with taxing authorities of issues where the Company had previously taken certain tax positions, and newly enacted statutory, judicial, and regulatory guidance. These changes could have a material effect on the Company’s consolidated statements of income, financial condition, or cash flows in the period or periods in which they occur. Income tax credits are accounted for using the flow-through method as a reduction of income tax in the years utilized.
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
Cash and Cash Equivalents
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
Receivables From and Payables to Clients
Receivables from clients include amounts due on cash and margin transactions. The Company extends credit to clients of its advisors to finance their purchases of securities on margin and receives income from interest charged on such extensions of credit. Payables to clients represent credit balances in client accounts arising from deposits of funds, proceeds from sales of securities, and dividend and interest payments received on securities held in client accounts at LPL Financial. At December 31, 2014 and 2013, $646.4 million and $549.5 million, respectively, of the balance represent free credit balances that are held pending re-investment by the clients. The Company pays interest on certain client payable balances.
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
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from clients (in thousands):

	December 31,
	2014	2013
Beginning balance — January 1	$588	$587
Provision for doubtful accounts	657	1
Ending balance — December 31	$1,245	$588
Receivables From Others
Receivables from others primarily consist of accrued fees from product sponsors and amounts due from advisors. The Company periodically extends credit to its advisors in the form of recruiting loans, commission advances, and other loans. The decisions to extend credit to advisors are generally based on either the advisors’ credit history and their ability to generate future commissions. Certain loans made in connection with recruiting are forgivable over terms ranging from three to five years provided that the advisor remains licensed through LPL Financial. At December 31, 2014, advisor loans totaled $121.0 million, of which $68.6 million was forgivable. Management maintains an allowance for uncollectible amounts, which excludes advisor loans that are forgivable, using an aging analysis that takes into account the advisors’ registration status and the specific type of receivable.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The aging thresholds and specific percentages used represent management’s best estimates of probable losses. Management monitors the adequacy of these estimates through periodic evaluations against actual trends experienced.
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from others (in thousands):

	December 31,
	2014	2013
Beginning balance — January 1	$7,091	$6,675
Provision for doubtful accounts	1,775	2,020
Charge-offs, net of recoveries	(487)	(1,604)
Ending balance — December 31	$8,379	$7,091
Securities Owned and Securities Sold, But Not Yet Purchased
Securities owned and securities sold, but not yet purchased include trading and held-to-maturity securities. The Company generally classifies its investments in debt and equity instruments (including mutual funds, annuities, corporate bonds, government bonds, and municipal bonds) as trading securities, except for U.S. government notes held by PTC, which are classified as held-to-maturity securities. The Company has not classified any investments as available-for-sale. Investment classifications are subject to ongoing review and can change.
Securities classified as trading are carried at fair value, while securities classified as held-to-maturity are carried at amortized cost. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At December 31, 2014, the Company did not adjust prices received from the independent third-party pricing services.
Interest income is accrued as earned. Premiums and discounts are amortized using a method that approximates the effective yield method over the term of the security and are recorded as an adjustment to the investment yield. The Company makes estimates about the fair value of investments and the timing for recognizing losses based on market conditions and other factors. If these estimates change, the Company may recognize additional losses. Both unrealized and realized gains and losses on trading securities are recognized in other revenue on a net basis in the consolidated statements of income.
Securities Borrowed
Securities borrowed are accounted for as collateralized financings and are recorded at contract value, representing the amount of cash provided for securities borrowed transactions (generally in excess of market values). The adequacy of the collateral deposited, which is determined by comparing the market value of the securities borrowed to the cash loaned, is continuously monitored and is adjusted when considered necessary to minimize the risk associated with this activity.
The Company borrows securities from other broker-dealers to make deliveries or to facilitate customer short sales. As of December 31, 2014, the contract and collateral market values of borrowed securities were $5.0 million and $4.9 million, respectively. As of December 31, 2013, the contract and collateral market values of borrowed securities were $7.1 million and $7.0 million, respectively.
Fixed Assets
Internally developed software, leasehold improvements, computers and software, and furniture and equipment are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. The Company charges

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

software development costs to operations as incurred during the preliminary project stage, while capitalizing costs at the point at which the conceptual formulation, design, and testing of possible software project alternatives are complete and management authorizes and commits to funding the project. The costs of internally developed software that qualify for capitalization are capitalized as fixed assets and subsequently amortized over the estimated useful life of the software, which is generally three years. The Company does not capitalize pilot projects and projects for which it believes that the future economic benefits are less than probable. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying leases. Computers and software, as well as furniture and equipment, are depreciated over a period of three to seven years. Land is not depreciated.
Management reviews fixed assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. During the years ended December 31, 2013 and 2012, the Company recorded an asset impairment charge of $0.8 million and $4.0 million, respectively, for certain fixed assets related to internally developed software that were determined to no longer have future economic benefit. The $0.8 million asset impairment charge for the year ended December 31, 2013 is included in restructuring charges within the consolidated statements of income. No impairment occurred for the year ended December 31, 2014.
Acquisitions
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
Accounting for business combinations requires the Company's management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support liabilities assumed, and pre-acquisition contingencies. These assumptions are based in part on historical experience, market data, and information obtained from the management of the acquired companies and are inherently uncertain.
Examples of critical estimates in valuing certain of the intangible assets the Company has acquired include, but are not limited to: (i) future expected cash flows from client relationships, advisor relationships, and product sponsor relationships; (ii) estimates to develop or use software; and (iii) discount rates.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

change in the estimated fair value of contingent consideration has been classified as other expenses in the consolidated statements of income.
Goodwill and Other Intangible Assets
Goodwill and other indefinite-lived assets are not amortized; however, intangible assets that are deemed to have definite lives are amortized over their useful lives, generally ranging from 5 - 20 years. See Note 8. Goodwill and Other Intangible Assets, for additional information regarding the Company's goodwill and other intangible assets.
Goodwill and other indefinite-lived intangible assets are tested annually for impairment in the fourth fiscal quarter and between annual tests if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit or indefinite-lived intangible asset is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If goodwill or other indefinite-lived intangible assets are quantitatively assessed for impairment, a two-step approach is applied. First, the Company compares the estimated fair value of the reporting unit in which the asset resides to its carrying value. The second step, if necessary, measures the amount of such impairment by comparing the implied fair value of the asset to its carrying value. No impairment of goodwill or other indefinite-lived intangible assets was recognized during the years ended December 31, 2014, 2013, or 2012.
Long-lived assets, such as intangible assets subject to amortization, are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. No impairment of definite-lived intangible assets was recognized during the years ended December 31, 2014, 2013, or 2012.
Debt Issuance Costs
Debt issuance and amendment costs have been capitalized and are being amortized as additional interest expense over the expected terms of the related debt agreements.
Derivative Financial Instruments
The Company uses derivative financial instruments, consisting of non-deliverable foreign currency forward contracts, to mitigate foreign currency exchange rate risk related to operating expenses that are subject to repricing. The Company has designated these derivative financial instruments as cash flow hedges, all of which qualify for hedge accounting. The Company assesses the ongoing effectiveness of its cash flow hedges. Changes in the fair value for the effective portion of the Company's cash flow hedges are presented in other comprehensive income and reclassified into earnings to match the timing of the underlying hedged item. Hedge ineffectiveness is measured at the end of each fiscal quarter, with any gains or losses realized into earnings in the current period. See Note 9. Derivative Financial Instruments, for additional information regarding the Company's derivative financial instruments.
Fair Value of Debt Instruments
The Company carries its indebtedness at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 4. Fair Value Measurements, for additional information regarding the Company's fair value measurements. As of December 31, 2014, the carrying amount and fair value of the Company’s indebtedness was approximately $1,634.3 million and $1,620.8 million, respectively. As of December 31, 2013, the carrying amount and fair value was approximately $1,535.1 million and $1,533.3 million, respectively.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Commitments and Contingencies
The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, however, the Company accrues the minimum amount in the range.
The Company records legal accruals and related insurance recoveries on a gross basis. Defense costs are expensed as incurred and classified as other expenses within the consolidated statements of income.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 will become effective for the Company beginning January 1, 2017 and early adoption is not permitted. The Company is currently evaluating the potential impact of ASU 2014-09 on its financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern, which will require an entity's management to assess, for each annual and interim period, whether there is substantial doubt about the entity's ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within the new standard incorporates a likelihood threshold of "probable" similar to the use of that term under current GAAP for loss contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. ASU 2014-15 will be effective for the Company beginning January 1, 2017 and early adoption is permitted. The Company does not anticipate the adoption of ASU 2014-15 to have a material impact on its financial statements.
3.    Restructuring
Service Value Commitment Initiative
In February 2013, the Company committed to an expansion of its Service Value Commitment initiative (the “Program”), an ongoing effort to position the Company's people, processes, and technology for sustainable long-term growth while improving the service experience of its advisors and delivering efficiencies in its operating model. The Program is expected to be completed in 2015.
The Company estimates total charges in connection with the Program will approach $68.0 million. These expenditures are comprised of outsourcing and other related costs, technology transformation costs, employee severance obligations, and other related costs, as well as non-cash charges for impairment of certain fixed assets related to internally developed software.
The following table summarizes the balance of accrued expenses and the changes in the accrued amounts for the Program as of and for the year ended December 31, 2014 (in thousands):

	Accrued Balance at December 31, 2013	Costs Incurred	Payments	Accrued Balance at December 31, 2014	Cumulative Costs Incurred to Date	Total Expected Restructuring Costs
Outsourcing and other related costs	$1,424	$6,207	$(7,631)	$—	$21,488	$23,500
Technology transformation costs	1,753	20,649	(17,944)	4,458	29,918	30,300
Employee severance obligations and other related costs	820	6,427	(5,248)	1,999	8,885	13,400
Asset impairments	—	—	—	—	842	842
Total	$3,997	$33,283	$(30,823)	$6,457	$61,133	$68,042

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
There were no transfers of assets or liabilities between these fair value measurement classifications during the years ended December 31, 2014 and 2013.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At December 31, 2014, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$22,592	$—	$—	$22,592
Securities owned — trading:
Money market funds	293	—	—	293
Mutual funds	7,570	—	—	7,570
Equity securities	224	—	—	224
Debt securities	—	1,379	—	1,379
U.S. treasury obligations	4,000	—	—	4,000
Total securities owned — trading	12,087	1,379	—	13,466
Other assets	75,540	5,058	—	80,598
Total assets at fair value	$110,219	$6,437	$—	$116,656
Liabilities
Securities sold, but not yet purchased:
Mutual funds	$13	$—	$—	$13
Equity securities	279	—	—	279
Debt securities	—	10	—	10
Total securities sold, but not yet purchased	292	10	—	302
Accounts payable and accrued liabilities	—	—	527	527
Total liabilities at fair value	$292	$10	$527	$829
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
Changes in Level 3 Recurring Fair Value Measurements
At December 31, 2013, the Company had a contingent consideration obligation related to the acquisition of

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

National Retirement Partners, Inc. ("NRP"). This obligation was based on the achievement of certain revenue-based targets for the twelve-month period ended November 30, 2013. As of December 31, 2013, the Company had finalized the determination of the amount of contingent consideration to be paid to the former shareholders of NRP, resulting in a total payment of $39.3 million, which was made on February 19, 2014.
5.    Held-to-Maturity Securities
At December 31, 2014 and 2013, the Company's held-to-maturity securities consisted of U.S. government notes. The Company discloses the fair value of its securities held-to-maturity using quoted prices in active markets, which is a Level 1 fair value measurement. The amortized cost, gross unrealized loss, and fair value of securities held-to-maturity were as follows (in thousands):

	December 31,
	2014	2013
Amortized cost	$8,594	$6,853
Gross unrealized loss	(14)	(58)
Fair value	$8,580	$6,795
At December 31, 2014, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$3,099	$4,995	$500	$8,594
U.S. government notes — at fair value	$3,099	$4,983	$498	$8,580

6.	Receivables from Product Sponsors, Broker-Dealers, and Clearing Organizations and Payables to Broker-Dealers and Clearing Organizations
Receivables from product sponsors, broker-dealers, and clearing organizations and payables to broker-dealers and clearing organizations were as follows (in thousands):

	December 31,
	2014	2013
Receivables:
Commissions receivable from product sponsors and others	$122,207	$112,575
Receivable from clearing organizations	38,873	49,295
Receivable from broker-dealers	10,814	7,060
Securities failed-to-deliver	5,576	5,140
Total receivables	$177,470	$174,070
Payables:
Payable to clearing organizations	$19,580	$28,433
Payable to broker-dealers	20,208	9,884
Securities failed-to-receive	5,639	4,840
Total payables	$45,427	$43,157

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7.    Fixed Assets
The components of fixed assets were as follows (in thousands):

	December 31,
	2014	2013
Internally developed software	$259,335	$232,448
Leasehold improvements	95,846	89,259
Computers and software	95,406	86,163
Furniture and equipment	47,658	37,868
Land	4,743	6,642
Total fixed assets	502,988	452,380
Accumulated depreciation and amortization	(288,834)	(263,321)
Fixed assets, net	$214,154	$189,059
Depreciation and amortization expense was $58.0 million, $44.5 million, and $32.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.
8.    Goodwill and Other Intangible Assets
A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2012	$1,371,523
Closure of NestWise	(10,162)
Balance at December 31, 2013	$1,361,361
Goodwill acquired	4,477
Balance at December 31, 2014	$1,365,838
In 2014, the Company purchased certain intangible assets of a third party, which included $4.5 million in goodwill and $5.1 million in other intangible assets. During 2013, in conjunction with the closure of our former subsidiary, NestWise, certain assets of NestWise, including goodwill, were determined to have no future economic benefit. Accordingly, the Company derecognized $10.2 million of goodwill held at NestWise, which is included within other expenses in the consolidated statements of income.
The components of intangible assets were as follows at December 31, 2014 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	10.9	$440,533	$(195,835)	$244,698
Product sponsor relationships	11.1	234,086	(101,377)	132,709
Client relationships	9.4	20,220	(7,622)	12,598
Trade names	7.3	1,200	(320)	880
Total definite-lived intangible assets		$696,039	$(305,154)	$390,885
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$430,704

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of intangible assets were as follows at December 31, 2013 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	11.8	$439,762	$(171,453)	$268,309
Product sponsor relationships	12.1	230,916	(88,751)	142,165
Client relationships	10.2	19,110	(5,881)	13,229
Trade names	8.3	1,200	(200)	1,000
Total definite-lived intangible assets		$690,988	$(266,285)	$424,703
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$464,522
Total amortization expense of intangible assets was $38.9 million, $39.0 million, and $39.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. Future amortization expense is estimated as follows (in thousands):

2015	$38,288
2016	38,161
2017	37,276
2018	34,833
2019	34,768
Thereafter	207,559
Total	$390,885
9.    Derivative Financial Instruments
In May 2013, in conjunction with its Service Value Commitment initiative, the Company entered into a long-term contractual obligation (the “Agreement”) with a third-party provider to enhance the quality, speed, and cost of processes by outsourcing certain functions. The Agreement enables the third-party provider to use the services of its affiliates in India to provide services to the Company and provides for the Company to settle the cost of its contractual obligation to the third-party provider in U.S. dollars each month. However, the Agreement provides that on each annual anniversary date of the signing of the Agreement, the price for services (denominated in U.S. dollars) is to be adjusted for the then-current exchange rate between the U.S. dollar (“USD”) and the Indian rupee (“INR”). The Agreement provides that, once an annual adjustment is calculated, there are no further modifications to the amounts paid by the Company to the third-party provider for fluctuations in the exchange rate between the USD and the INR until the reset on the next anniversary date of the signing of the Agreement.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The details related to the non-deliverable foreign currency contracts at December 31, 2014 are as follows:

	Settlement Date	Hedged Notional Amount (INR) (in millions)	Contractual INR/USD Foreign Exchange Rate	Hedged Notional Amount (USD) (in millions)
Cash flow hedge #2	6/2/2015	560.4	69.35	$8.1
Cash flow hedge #3	6/2/2016	560.4	72.21	7.8
Cash flow hedge #4	6/2/2017	560.4	74.20	7.5
Total hedged amount				$23.4
The fair value of the derivative instruments, included in other assets in the consolidated statements of financial condition, were as follows (in thousands):

	December 31,
	2014	2013
Cash flow hedges	$1,179	$187
10.    Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities were as follows (in thousands):

	December 31,
	2014	2013
Accounts payable	$56,776	$59,299
Accrued payroll	66,816	73,135
Contingent consideration obligations	527	39,436
Advisor deferred compensation plan liability	72,763	45,461
Deferred rent	48,629	35,156
Other accrued liabilities	43,915	49,157
Total accounts payable and accrued liabilities	$289,426	$301,644
11.    Debt
Senior Secured Credit Facilities — On October 1, 2014, the Company entered into the Second Amendment, Extension and Incremental Assumption Agreement (“Credit Agreement”) with its wholly owned subsidiary, LPL Holdings, Inc., the other parties thereto. The Credit Agreement amends the Company's previous credit agreement, which was dated May 13, 2013.
The Credit Agreement includes a term loan A (“Term Loan A”), a term loan B (“Term Loan B”), and a revolving credit facility (“Revolving Credit Facility”). This agreement amends the Term Loan A and Revolving Credit Facility maturity date to September 30, 2019 from March 29, 2017, and the Revolving Credit Facility borrowing capacity to $400.0 million from $250.0 million.
In connection with the execution of the Credit Agreement, the Company incurred $4.9 million in costs, which are capitalized as debt issuance costs in the consolidated statements of financial condition, and accelerated the recognition of $3.9 million of unamortized costs attributable to Term Loan A related to the previous credit agreement, which has been recorded as a loss on extinguishment of debt within the consolidated statements of income for the year ended December 31, 2014.
At the time the Company entered into the Credit Agreement, all mandatory payments required under Term Loan A had been prepaid, with the remaining principal and accrued interest due upon maturity. Term Loan B includes quarterly payments at an annual rate of 1.0% of principal per year, with the remaining principal and accrued interest due upon maturity.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company’s outstanding borrowings were as follows (dollars in thousands):

		December 31,
		2014		2013
Senior Secured Credit Facilities	Maturity	Balance	Interest Rate	Balance	Interest Rate
Revolving Credit Facility	9/30/2019	$110,000	4.75%	$—	—%
Senior secured term loans:
Term Loan A	9/30/2019	459,375	2.67%	459,375	2.67%
Term Loan B	3/29/2019	1,064,883	3.25%	1,075,721	3.25%
Total borrowings		1,634,258		1,535,096
Less current portion		120,839		10,839
Long-term borrowings — net of current portion		$1,513,419		$1,524,257
As of December 31, 2014, the Company had $21.5 million of irrevocable letters of credit, with an applicable interest rate margin of 2.50%, which were supported by the Revolving Credit Facility.
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of December 31, 2014, the Company was in compliance with such covenants.
Bank Loans Payable — The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200.0 million limit and allows for both collateralized and uncollateralized borrowings. The lines were not utilized in 2014, but were utilized in 2013; however, there were no balances outstanding at December 31, 2014 or 2013.
The minimum calendar year payments and maturities of the senior secured borrowings as of December 31, 2014 are as follows (in thousands):

2015	$120,839
2016	10,839
2017	19,452
2018	45,292
2019	1,437,836
Thereafter	—
Total	$1,634,258
12.    Income Taxes
The Company’s provision for income taxes was as follows (in thousands):

	December 31,
	2014	2013	2012
Current provision:
Federal	$120,995	$119,327	$96,983
State	19,759	19,062	13,909
Total current provision	140,754	138,389	110,892
Deferred benefit:
Federal	(20,800)	(25,586)	(11,137)
State	(3,300)	(3,357)	(1,082)
Total deferred benefit	(24,100)	(28,943)	(12,219)
Provision for income taxes	$116,654	$109,446	$98,673

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rates is set forth below:

	Years Ended December 31,
	2014	2013	2012
Federal statutory income tax rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.6	3.5	3.3
Non-deductible expenses	0.7	0.4	1.1
Share-based compensation	(0.1)	(0.1)	0.1
Business energy tax credit	—	(0.5)	—
Transaction costs	—	—	0.1
Goodwill derecognition	—	1.2	—
Contingent consideration obligations	(0.1)	(1.5)	(0.7)
Other	0.5	(0.4)	0.5
Effective income tax rates	39.6%	37.6%	39.4%
The Company's 2013 effective tax rate and income tax expense was lower primarily due to a release of the valuation allowance and utilization of a business energy tax credit.
The components of the net deferred income taxes included in the consolidated statements of financial condition were as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Accrued liabilities	$55,731	$39,265
Share-based compensation	24,537	19,442
State taxes	8,500	8,447
Deferred rent	4,768	2,337
Provision for bad debts	4,192	3,110
Net operating losses	999	1,594
Other	4,339	1,788
Total deferred tax assets	103,066	75,983
Deferred tax liabilities:
Amortization of intangible assets	(136,140)	(144,392)
Depreciation of fixed assets	(32,509)	(20,888)
Other	(598)	(72)
Total deferred tax liabilities	(169,247)	(165,352)
Deferred income taxes, net	$(66,181)	$(89,369)
The table of deferred tax assets and liabilities shown above does not include certain carryforwards related to federal and state net operating losses and other federal credits that arose directly from tax deductions related to equity compensation in excess of share-based compensation recognized for financial reporting. To the extent that the Company utilizes all of these tax attributes in the future to reduce income taxes payable, the Company will record an increase to additional paid-in capital of $2.6 million. The Company uses “with and without ordering” for purposes of determining when excess tax benefits have been realized.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table reflects a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, including interest and penalties (in thousands):

	December 31,
	2014	2013	2012
Balance — Beginning of year	$19,522	$19,867	$20,120
Increases for tax positions related to the current year	4,656	3,972	3,296
Reductions as a result of a lapse of the applicable statute of limitations	(3,191)	(4,317)	(3,549)
Balance — End of year	$20,987	$19,522	$19,867
At December 31, 2014 and 2013, the gross unrecognized tax benefits included $15.0 million and $13.9 million (net of the federal benefit on state issues), respectively, that represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes within the consolidated statements of financial condition. At December 31, 2014 and 2013, the liability for unrecognized tax benefits included accrued interest of $2.3 million and $2.1 million, respectively, and penalties of $3.7 million and $3.3 million, respectively.
The Company and its subsidiaries file income tax returns in the federal jurisdiction, as well as most state jurisdictions, and are subject to routine examinations by the respective taxing authorities. The Company has concluded all federal income tax matters for years through 2010 and all state income tax matters for years through 2006.
The tax years of 2011 to 2014 remain open to examination in the federal jurisdiction. The tax years of 2007 to 2014 remain open to examination in the state jurisdictions. In the next 12 months, it is reasonably possible that the Company expects a reduction in unrecognized tax benefits of $1.6 million primarily related to the statute of limitations expiration in various state jurisdictions.
13.    Commitments and Contingencies
Leases
The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $30.1 million, $19.4 million, and $18.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Service and Development Contracts
The Company is party to certain long-term contracts for systems and services that enable back office trade processing and clearing for its product and service offerings.
The Company also has contractual obligations related to the development of land in South Carolina for office space. Under development and agency contracts the Company expects to pay a pro rata share equal to 27.5% of the design and construction costs. The remaining amounts will be paid by the landlord. The Company’s share of these costs is expected to be approximately $72.8 million, incurred through 2017. Additionally, the Company has entered into lease agreements for the office space once developed. These leases have an initial lease term of 20 years that commence once the development is complete and the Company takes occupancy of the buildings.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Future minimum payments under leases, lease commitments, service, development and agency contracts, and other contractual obligations with initial terms greater than one year were as follows at December 31, 2014 (in thousands):

2015	$80,775
2016	107,132
2017	57,515
2018	54,409
2019	38,649
Thereafter	369,285
Total(1)(2)	$707,765
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

(2)	Future minimum payments have not been reduced by minimum sublease rental income of $3.0 million due in the future under noncancellable subleases.
Guarantees
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded commitments at December 31, 2014.
Legal & Regulatory Matters
Assessing the probability of a loss occurring and the amount of any loss related to a legal proceeding or regulatory matter is inherently difficult. While the Company exercises significant and complex judgments to make certain estimates presented in its consolidated financial statements, there are particular uncertainties and complexities involved when assessing the potential outcomes of legal proceedings and regulatory matters. The Company's assessment process considers a variety of factors and assumptions, which may include the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts; potential opportunities for settlement and the status of any settlement discussions; as well as the potential for insurance coverage and indemnification, if available. The Company monitors these factors and assumptions for new developments and re-assesses the likelihood that a loss will occur and the estimated range or amount of loss, if those amounts can be reasonably determined. The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated. When it is not probable, but at least reasonably possible that a loss has been incurred, a disclosure of fact is made when the underlying loss or range of losses can also be reasonably estimated. The Company

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

estimates that, as of December 31, 2014, exposure to those losses could range from $0 to $15 million in excess of the accrued liability, if any, related to those matters. Due to the inherent unpredictability of such matters, the Company may have exposure to losses that are not yet predictable or cannot yet be reasonably estimated in addition to those amounts that have been accrued or disclosed.
The Company maintains insurance coverage for certain legal proceedings, including those involving client claims. With respect to client claims, the estimated losses on many of the pending matters are less than the applicable deductibles of the insurance policies. The Company is also subject to extensive regulation and supervision by U.S. federal and state agencies and various self-regulatory organizations. The Company and its advisors periodically engage with such agencies and organizations, in the context of examinations or otherwise, to respond to inquiries, informational requests, and investigations. From time to time, such engagements result in regulatory complaints or other matters, the resolution of which can include fines and other remediation.
Other Commitments
As of December 31, 2014, the Company had received collateral, primarily in connection with client margin loans, with a market value of approximately $353.2 million, which it can repledge, loan, or sell. Of these securities, approximately $32.3 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of December 31, 2014 there were no restrictions that materially limited the Company's ability to repledge, loan, or sell the remaining $320.9 million of client collateral.
Trading securities on the consolidated statements of financial condition includes $4.0 million and $1.4 million pledged to clearing organizations at December 31, 2014 and 2013, respectively.
14.    Stockholders' Equity
Dividends
The payment, timing and amount of any dividends permitted under the Company's credit facilities are subject to approval by the Board of Directors. Cash dividends per share of common stock and total cash dividends paid during each quarter were as follows (in millions, except per share data):

	2014		2013
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.24	$24.1	$0.135	$14.4
Second quarter	$0.24	$24.0	$0.135	$14.4
Third quarter	$0.24	$24.0	$0.190	$19.9
Fourth quarter	$0.24	$23.5	$0.190	$19.3
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company had the following activity under its approved share repurchase programs (in millions, except share and per share data):

			2014			2013
Approval Date	Authorized Repurchase Amount	Amount Remaining at December 31, 2014	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)
September 27, 2012	$150.0	$—	—	$—	$—	2,343,651	$37.10	$87.0
May 28, 2013	$200.0	$—	1,306,288	$52.00	$67.9	3,476,137	$38.01	$132.1
February 10, 2014	$150.0	$—	3,250,516	$46.16	$150.1	—	$—	$—
October 1, 2014	$150.0	$92.9	1,342,405	$42.54	$57.1	—	$—	$—
		$92.9	5,899,209	$46.63	$275.1	5,819,788	$37.65	$219.1
_________________________

(1)	Included in the total cost of shares purchased is a commission fee of $0.02 per share.
See Note 18. Related Party Transactions, for details regarding the repurchase of shares from related parties.
15.    Share-Based Compensation
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
There are 12,055,945 shares authorized for grant under the 2010 Plan. As of December 31, 2014, there were 6,318,795 shares reserved for issuance upon exercise or conversion of outstanding awards granted under the 2010 Plan.
Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of stock options granted to its employees, officers, and directors:

	Years Ended December 31,
	2014	2013	2012
Expected life (in years)	6.02	6.25	6.49
Expected stock price volatility	44.25%	45.03%	45.73%
Expected dividend yield	1.77%	1.72%	0.29%
Risk-free interest rate	2.17%	1.39%	1.34%
Fair value of options	$20.51	$12.05	$14.43
The fair value of stock options and warrants awarded to advisors and financial institutions are estimated on the date of grant and revalued at each reporting period using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected life (in years)	6.82	6.24	7.61
Expected stock price volatility	25.87%	40.99%	43.97%
Expected dividend yield	2.24%	1.89%	1.70%
Risk-free interest rate	1.96%	2.04%	1.28%
Fair value of options	$15.12	$25.92	$11.46

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Beginning in the fourth quarter of 2014, the Company updated certain assumptions it uses to estimate expected life, stock price volatility, and dividend yield in the Black-Scholes valuation model. The Company currently estimates the expected life for stock options awarded to employees, officers, and directors using historical experience and estimates the expected life for stock options and warrants awarded to advisors and financial institutions using the remaining contractual term. The Company estimates expected stock price volatility using historical trading data for the period of time there has been a public market for the Company's stock. The dividend yield is based on an expected dividend as a percentage of the trailing three-month average of the Company's stock price as of the valuation date. The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities with remaining terms equivalent to the respective expected lives of the options on the date of grant. No stock options were granted to employees, officers, and directors in the fourth quarter of 2014; therefore, the related weighted-average assumptions used during the year ended December 31, 2014 were not impacted by the change in assumptions. The estimated fair value of stock options and warrants awarded to advisors and financial institutions are revalued at each reporting period; therefore, the weighted-average assumptions used during the year ended December 31, 2014 are estimated using the updated assumptions.
Prior to the fourth quarter of 2014, the Company estimated the expected life for stock options awarded to employees, officers, and directors using the simplified method in accordance with Staff Accounting Bulletin 110, Certain Assumptions Used in Valuation Methods, because the Company did not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. The Company estimated the expected stock price volatility using the stock price volatility of comparable companies, as well as the historical trading data for the period of time there was a public market for the Company's stock. The dividend yield was based on an expected dividend as a percentage of the Company's stock price on the valuation date.
The following table summarizes the Company’s stock option and warrant activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2011	9,022,750	$21.83
Granted	1,978,862	30.99
Exercised	(2,335,026)	7.69
Forfeited	(524,577)	29.75
Outstanding — December 31, 2012	8,142,009	27.61
Granted	1,278,508	31.88
Exercised	(1,387,918)	24.67
Forfeited	(1,016,078)	31.15
Outstanding — December 31, 2013	7,016,521	28.45
Granted	748,353	54.21
Exercised	(1,060,017)	25.39
Forfeited	(417,447)	35.11
Outstanding — December 31, 2014	6,287,410	$31.59	6.38	$81,465
Exercisable — December 31, 2014	3,626,762	$27.49	5.31	$61,872

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes information about outstanding stock options and warrants as of December 31, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$2.38	17,382	0.42	$2.38	17,382	$2.38
$15.84 - $23.02	1,289,104	4.45	21.41	1,289,104	21.41
$23.41 - $30.00	1,575,697	5.71	28.10	1,065,607	27.83
$31.60 - $32.33	1,576,431	7.66	31.88	462,151	31.96
$34.01 - $39.60	1,156,984	6.15	34.59	779,015	34.52
$45.89 - $54.81	671,812	9.19	54.25	13,503	54.81
	6,287,410	6.38	$31.59	3,626,762	$27.49
The Company recognized $14.7 million, $12.7 million, and $15.9 million of share-based compensation related to the vesting of stock options awarded to employees, officers, and directors during the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, total unrecognized compensation cost for these awards was $21.4 million, which is expected to be recognized over a weighted-average period of 2.05 years.
The Company recognized $5.3 million, $9.2 million, and $3.8 million of share-based compensation related to the vesting of stock options and warrants awarded to its advisors and to financial institutions during the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, total unrecognized compensation cost for these awards was $7.7 million, which is expected to be recognized over a weighted-average period of 2.35 years.
Restricted Stock
The following summarizes the Company’s restricted stock awards and restricted stock units activity:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested — December 31, 2011	36,132	$30.51	—	$—
Granted	26,680	29.99	8,925	28.01
Vested	(10,692)	28.30	—	—
Forfeited	(3,180)	31.44	—	—
Nonvested — December 31, 2012	48,940	30.65	8,925	28.01
Granted	22,307	35.85	270,733	32.11
Vested	(20,593)	31.56	—	—
Forfeited	(11,501)	30.43	(22,974)	30.37
Nonvested — December 31, 2013	39,153	33.20	256,684	32.12
Granted	17,256	48.62	395,987	48.49
Vested	(18,225)	30.18	(49,364)	31.01
Forfeited	(4,550)	32.96	(56,582)	39.18
Nonvested — December 31, 2014	33,634	$42.78	546,725	$43.34
The Company recognized $6.1 million, $2.5 million, and $0.6 million of share-based compensation related to the vesting of restricted stock awards and restricted stock units awarded to its employees, officers, and directors during the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, total

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

unrecognized compensation cost for these awards was $11.5 million, which is expected to be recognized over a weighted-average remaining period of 2.15 years.
The Company began granting restricted stock units to its advisors and to financial institutions in the second quarter of 2014. The Company recognized share-based compensation of $1.0 million related to the vesting of these awards during the year ended December 31, 2014. As of December 31, 2014, total unrecognized compensation cost for these awards was $3.8 million, which is expected to be recognized over a weighted-average remaining period of 2.37 years.
16.    Earnings per Share
The calculation of basic and diluted earnings per share for the years noted was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net income	$178,043	$181,857	$151,918

Basic weighted-average number of shares outstanding	99,847	104,698	109,443
Dilutive common share equivalents	1,804	1,305	1,617
Diluted weighted-average number of shares outstanding	101,651	106,003	111,060

Basic earnings per share	$1.78	$1.74	$1.39
Diluted earnings per share	$1.75	$1.72	$1.37
The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the years ended December 31, 2014, 2013, and 2012, stock options, warrants, and restricted stock units representing common share equivalents of 864,488 shares, 3,440,171 shares, and 4,615,244 shares, respectively, were anti-dilutive.
17.    Employee and Advisor Benefit Plans
The Company participates in a 401(k) defined contribution plan sponsored by LPL Financial. All employees meeting minimum age and length of service requirements are eligible to participate. The Company has an employer matching program whereby employer contributions are made to the 401(k) plan, and employees are eligible for matching contributions after completing one year of service. For 2014, employer contributions were made in an amount equal to 65% of the first 8% of an employee's designated deferral of their eligible compensation. For 2013 and 2012, contributions were made in an amount equal to 50% and 40%, respectively, of the first 10% of an employee's designated deferral of their eligible compensation. The Company’s total cost related to the 401(k) plan was $8.7 million, $6.3 million, and $4.5 million for the years ended December 31, 2014, 2013, and 2012, respectively, which is classified as compensation and benefits expense in the consolidated statements of income.
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
On January 1, 2008, the Company adopted a non-qualified deferred compensation plan for the purpose of attracting and retaining advisors who operate, for tax purposes, as independent contractors, by providing an opportunity for participating advisors to defer receipt of a portion of their gross commissions generated primarily from commissions earned on the sale of various products. The deferred compensation plan has been fully funded to date by participant contributions. Plan assets are invested in mutual funds, which are held by the Company in a Rabbi Trust. The liability for benefits accrued under the non-qualified deferred compensation plan totaled $72.8 million at December 31, 2014, which is included in accounts payable and accrued liabilities in the consolidated statements of financial condition. The cash values of the related trust assets was $73.6 million at December 31,

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2014, which is measured at fair value and included in other assets in the consolidated statements of financial condition.
Certain employees and advisors of the Company’s subsidiaries participated in non-qualified deferred compensation plans (the “Plans”) that permitted participants to defer portions of their compensation and earn interest on the deferred amounts. The Plans have been closed to new participants and no contributions have been made since the acquisition date. Plan assets are held by the Company in a Rabbi Trust and accounted for in the manner described above. As of December 31, 2014, the Company has recorded assets of $1.9 million and liabilities of $0.7 million, which are included in other assets and accounts payable and accrued liabilities, respectively, in the consolidated statements of financial condition.
18.    Related Party Transactions
The Company has related party transactions with TPG Capital, a 13% shareholder of the Company's common stock, as well as certain portfolio companies of TPG Capital. During the years ended December 31, 2014, 2013, and 2012 the Company recognized revenue for services provided to these portfolio companies of $1.0 million, $0.5 million, and $0.4 million, respectively. During the years ended December 31, 2014, 2013, and 2012, the Company incurred expenses for services provided by TPG Capital or these portfolio companies of $4.2 million, $0.6 million, and $0.9 million, respectively. As of December 31, 2014 and 2013, payables to related parties were $0.5 million and less than $0.1 million, respectively, and receivables from related parties were $0.2 million and less than $0.1 million, respectively.
On February 12, 2014, the Company entered into a share repurchase agreement with an investment fund associated with TPG Capital, pursuant to which the Company repurchased 1.9 million shares of its common stock at a price of $52.00 per share, for total consideration of $100.0 million. The repurchase transaction closed on February 19, 2014.
Through its subsidiary LPL Financial, the Company also provides charitable contributions to the LPL Financial Foundation, an organization that provides volunteer and financial support within its local communities. During the year ended December 31, 2014 the Company donated $2.0 million to the LPL Financial Foundation, which is included in other expenses in the consolidated statements of income.
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
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $101.7 million with a minimum net capital requirement of $6.5 million as of December 31, 2014.
The Company's subsidiary, PTC, operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have substantial monetary and non-monetary impacts to PTC's operations.
As of December 31, 2014 and 2013, LPL Financial and PTC met all capital adequacy requirements to which they were subject.

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
21.    Selected Quarterly Financial Data (Unaudited)

	2014
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$1,087,431	$1,092,729	$1,089,234	$1,104,268
Net income	$53,135	$43,091	$33,272	$48,545
Basic earnings per share	$0.52	$0.43	$0.33	$0.50
Diluted earnings per share	$0.51	$0.42	$0.33	$0.49
Dividends declared per share	$0.24	$0.24	$0.24	$0.24

	2013
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$974,796	$1,018,920	$1,053,212	$1,093,930
Net income	$54,717	$45,091	$37,631	$44,418
Basic earnings per share	$0.51	$0.42	$0.36	$0.44
Diluted earnings per share	$0.51	$0.42	$0.36	$0.43
Dividends declared per share	$0.135	$0.135	$0.190	$0.190

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

22.    Subsequent Event
On February 18, 2015, the Board of Directors declared a cash dividend of $0.25 per share on the Company's outstanding common stock to be paid on March 16, 2015 to all stockholders of record on March 2, 2015.
******