Form 10-Q
period 2015-03-31
LPL Financial Holdings Inc.
filed 2015-04-30
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of April 27, 2015 was 96,103,531.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company's future financial and operating results, growth, business strategies, plans, liquidity, future share repurchases, and future dividends, including statements regarding future resolution of regulatory matters and related costs, income projections based on changes in interest rates, and projected savings and anticipated improvements to the Company's operating model, services, and technology as a result of its Service Value Commitment initiative or restructuring initiatives, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company's historical performance and its plans, estimates, and expectations as of April 30, 2015. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of brokerage and advisory assets; fluctuations in levels of net new advisory assets and the related impact on fee revenue; effects of competition in the financial services industry; changes in the number of the Company's financial advisors and institutions, and their ability to market effectively financial products and services; changes in interest rates and fees payable by banks participating in the Company's cash sweep program, including the Company's success in negotiating agreements with current or additional counterparties; changes in the growth of the Company’s fee-based business; the effect of current, pending, and future legislation, regulation, and regulatory actions, including disciplinary actions imposed by federal and state securities regulators and self-regulatory organizations; the costs of settling and remediating issues related to pending or future regulatory matters; the Company's success in integrating the operations of acquired businesses; execution of the Company's plans related to its Service Value Commitment initiative or restructuring initiatives, including the Company's ability to successfully transform and transition business processes to third-party service providers; the Company's success in negotiating and developing commercial arrangements with third-party service providers that will enable the Company to realize the service improvements and efficiencies expected to result from its Service Value Commitment initiative or restructuring initiatives; the performance of third-party service providers to which business processes are transitioned from the Company; the Company's ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company's 2014 Annual Report on Form 10-K, as may be amended or updated in our Quarterly Reports on Form 10-Q. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report, even if its e

ii

stimates change, and you should not rely on statements contained herein as representing the Company's views as of any date subsequent to the date of this quarterly report.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
REVENUES:
Commission	$523,399	$534,574
Advisory	342,112	327,253
Asset-based	120,632	114,674
Transaction and fee	101,695	89,985
Interest income, net of interest expense	4,578	4,761
Other	16,886	16,184
Total net revenues	1,109,302	1,087,431
EXPENSES:
Commission and advisory	741,247	744,543
Compensation and benefits	112,280	106,348
Promotional	35,692	27,183
Depreciation and amortization	26,066	22,281
Occupancy and equipment	20,882	22,081
Professional services	14,044	14,313
Brokerage, clearing and exchange	12,741	12,175
Communications and data processing	11,614	10,659
Restructuring charges	3,924	7,320
Other	32,122	20,141
Total operating expenses	1,010,612	987,044
Non-operating interest expense	14,015	12,840
Total expenses	1,024,627	999,884
INCOME BEFORE PROVISION FOR INCOME TAXES	84,675	87,547
PROVISION FOR INCOME TAXES	33,997	34,412
NET INCOME	$50,678	$53,135
EARNINGS PER SHARE (NOTE 12)
Earnings per share, basic	$0.52	$0.52
Earnings per share, diluted	$0.52	$0.51
Weighted-average shares outstanding, basic	96,551	101,279
Weighted-average shares outstanding, diluted	98,227	103,339
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
NET INCOME	$50,678	$53,135
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax expense of $287 and $675 for the three months ended March 31, 2015 and 2014, respectively	452	1,062
Reclassification adjustment for realized gain on cash flow hedges included in net income, net of tax expense of $85 and $0 for the three months ended March 31, 2015 and 2014, respectively	(135)	—
Total other comprehensive income, net of tax	317	1,062
TOTAL COMPREHENSIVE INCOME	$50,995	$54,197

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except par value)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$484,694	$412,332
Cash and securities segregated under federal and other regulations	516,350	568,930
Restricted cash	16,960	1,109
Receivables from:
Clients, net of allowance of $1,258 at March 31, 2015 and $1,245 at December 31, 2014	324,458	365,390
Product sponsors, broker-dealers and clearing organizations	172,713	177,470
Others, net of allowance of $9,520 at March 31, 2015 and $8,379 at December 31, 2014	318,199	291,449
Securities owned:
Trading — at fair value	16,290	13,466
Held-to-maturity	9,350	8,594
Securities borrowed	7,893	5,035
Income taxes receivable	—	84
Fixed assets, net of accumulated depreciation and amortization of $288,538 at March 31, 2015 and $288,834 at December 31, 2014	209,194	214,154
Debt issuance costs, net of accumulated amortization of $12,457 at March 31, 2015 and $11,724 at December 31, 2014	12,508	13,241
Goodwill	1,365,838	1,365,838
Intangible assets, net of accumulated amortization of $314,137 at March 31, 2015 and $305,154 at December 31, 2014	420,633	430,704
Other assets	183,639	183,197
Total assets	$4,058,719	$4,050,993
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$170,212	$180,099
Payables to clients	629,936	652,714
Payables to broker-dealers and clearing organizations	44,658	45,427
Accrued commission and advisory expenses payable	131,329	146,504
Accounts payable and accrued liabilities	291,248	289,426
Income taxes payable	25,308	—
Unearned revenue	80,262	64,482
Securities sold, but not yet purchased — at fair value	77	302
Senior secured credit facilities	1,641,548	1,634,258
Deferred income taxes, net	64,583	66,181
Total liabilities	3,079,161	3,079,393
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 118,490,826 shares issued at March 31, 2015 and 118,234,552 shares issued at December 31, 2014	118	118
Additional paid-in capital	1,367,426	1,355,085
Treasury stock, at cost — 21,792,887 shares at March 31, 2015 and 21,089,882 shares at December 31, 2014	(811,895)	(780,661)
Accumulated other comprehensive income	1,254	937
Retained earnings	422,655	396,121
Total stockholders’ equity	979,558	971,600
Total liabilities and stockholders’ equity	$4,058,719	$4,050,993
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2013	117,112	$117	$1,292,374	15,216	$(506,205)	$115	$313,570	$1,099,971
Net income and other comprehensive income, net of tax expense						1,062	53,135	54,197
Issuance of common stock to settle restricted stock units, net	34	1		11	(585)			(584)
Treasury stock purchases				1,923	(100,000)			(100,000)
Cash dividends on common stock							(24,097)	(24,097)
Stock option exercises and other	545		13,747	(9)	316		(3)	14,060
Share-based compensation			8,287					8,287
Excess tax benefits from share-based compensation			4,415					4,415
BALANCE — March 31, 2014	117,691	$118	$1,318,823	17,141	$(606,474)	$1,177	$342,605	$1,056,249

BALANCE — December 31, 2014	118,235	$118	$1,355,085	21,090	$(780,661)	$937	$396,121	$971,600
Net income and other comprehensive income, net of tax expense						317	50,678	50,995
Issuance of common stock to settle restricted stock units, net	110			38	(1,752)			(1,752)
Treasury stock purchases				680	(30,014)			(30,014)
Cash dividends on common stock							(24,156)	(24,156)
Stock option exercises and other	146		4,176	(15)	532		12	4,720
Share-based compensation			7,193					7,193
Excess tax benefits from share-based compensation			972					972
BALANCE — March 31, 2015	118,491	$118	$1,367,426	21,793	$(811,895)	$1,254	$422,655	$979,558
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,678	$53,135
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	26,066	22,281
Amortization of debt issuance costs	733	1,080
Share-based compensation	7,193	8,287
Excess tax benefits related to share-based compensation	(1,156)	(4,444)
Provision for bad debts	469	330
Deferred income tax provision	(1,800)	—
Loan forgiveness	8,529	6,436
Other	4,761	175
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	52,580	51,039
Receivables from clients	40,919	33,289
Receivables from product sponsors, broker-dealers and clearing organizations	4,757	27,950
Receivables from others	(35,723)	(19,356)
Securities owned	(2,875)	(3,593)
Securities borrowed	(2,858)	(1,162)
Other assets	(3,599)	(27,431)
Drafts payable	(9,887)	(14,323)
Payables to clients	(22,778)	(555)
Payables to broker-dealers and clearing organizations	(769)	(12,533)
Accrued commission and advisory expenses payable	(15,175)	(9,909)
Accounts payable and accrued liabilities	3,475	(55,701)
Income taxes receivable/payable	26,548	24,889
Unearned revenue	15,780	5,578
Securities sold, but not yet purchased	(225)	325
Net cash provided by operating activities	$145,643	$85,787

Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(13,918)	$(23,012)
Proceeds from disposal of fixed assets	—	1,000
Purchase of securities classified as held-to-maturity	(1,506)	—
Proceeds from maturity of securities classified as held-to-maturity	750	2,000
Deposits of restricted cash	(15,908)	—
Release of restricted cash	57	132
Net cash used in investing activities	(30,525)	(19,880)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facility	10,000	—
Repayment of senior secured credit facilities	(2,710)	(2,709)
Payment of contingent consideration	—	(3,300)
Tax payments related to settlement of restricted stock units	(1,752)	(584)
Repurchase of common stock	(30,014)	(100,000)
Dividends on common stock	(24,156)	(24,097)
Excess tax benefits related to share-based compensation	1,156	4,444
Proceeds from stock option exercises and other	4,720	14,060
Net cash used in financing activities	(42,756)	(112,186)
NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	72,362	(46,279)
CASH AND CASH EQUIVALENTS — Beginning of period	412,332	516,584
CASH AND CASH EQUIVALENTS — End of period	$484,694	$470,305
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$8,175	$13,047
Income taxes paid	$9,449	$9,531
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$6,535	$9,526
Fixed assets acquired under build-to-suit lease	$—	$8,114
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
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of results of income, comprehensive income, financial position, and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2014, contained in the Company’s Annual Report on Form 10-K as filed with the SEC.
The Company’s significant accounting policies are included in Note 2. Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to these accounting policies during the first three months of 2015.
Consolidation
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
Restricted Cash
Restricted cash primarily represents cash restricted for use by the Company’s captive insurance company.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness. The Company carries its held-to-maturity securities and indebtedness at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 4. Fair Value Measurements, for additional detail regarding the Company’s fair value measurements. As of March 31, 2015, the carrying amount and fair value of the Company’s indebtedness was approximately $1,641.5 million and $1,644.8 million, respectively. As of December 31, 2014, the carrying amount and fair value was approximately $1,634.3 million and $1,620.8 million, respectively.
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest—Imputation of Interest, which simplifies the presentation of debt issuance costs on the balance sheet by presenting debt issuance costs as a direct deduction from the carrying amount of the related debt liability. ASU 2015-03 will become effective for the Company beginning January 1, 2016 and early adoption is permitted. The Company does not anticipate the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.
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
The following table summarizes the balance of accrued expenses and the changes in the accrued amounts for the Program as of and for the three months ended March 31, 2015 (in thousands):

	Accrued Balance at December 31, 2014	Costs Incurred	Payments	Accrued Balance at March 31, 2015	Cumulative Costs Incurred to Date	Total Expected Restructuring Costs
Outsourcing and other related costs	$—	$755	$(755)	$—	$22,243	$23,500
Technology transformation costs	4,458	117	(4,305)	270	30,035	30,300
Employee severance obligations and other related costs	1,999	1,100	(147)	2,952	9,985	13,400
Asset impairments	—	—	—	—	842	842
Total	$6,457	$1,972	$(5,207)	$3,222	$63,105	$68,042
On February 24, 2015, the Company committed to a course of action to restructure the business of its subsidiary, Fortigent Holdings Company, Inc. (together with its subsidiaries, “Fortigent”). The Company acquired Fortigent, which provides outsourced wealth management solutions, in April 2012. The intention of the restructuring plan is to migrate Fortigent’s operations from Rockville, Maryland to the Company’s office in Charlotte, North Carolina, simplify and improve the efficiency of Fortigent’s existing service offerings, and position Fortigent to capitalize on the Company's future technology investments and service offerings for financial institutions and advisors focused on high-net-worth clients.
In connection with this restructuring, the Company estimates total charges in connection with this restructuring will approach $9.0 million. These expenditures are comprised of employee severance obligations and other related costs, relocation and related costs, lease restructuring charges, as well as non-cash charges for impairment of certain intangible assets.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the balance of accrued expenses and the changes in the accrued amounts for the Program as of and for the three months ended March 31, 2015 (in thousands):

	Costs Incurred	Payments	Non-cash	Accrued Balance at March 31, 2015	Cumulative Costs Incurred to Date	Total Expected Restructuring Costs
Employee severance obligations and other related costs	$965	$(69)	$—	$896	$965	$4,500
Relocation and related costs	278	—	—	278	278	2,000
Lease restructuring charges	—	—	—	—	—	1,300
Asset impairments	433	—	(433)	—	433	1,200
Total	$1,676	$(69)	$(433)	$1,174	$1,676	$9,000
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the three months ended March 31, 2015.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At March 31, 2015, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At March 31, 2015, the Company did not adjust prices received from the independent third-party pricing services.
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
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
At March 31, 2015:
Assets
Cash equivalents	$13,463	$—	$—	$13,463
Securities owned — trading:
Money market funds	262	—	—	262
Mutual funds	7,231	—	—	7,231
Equity securities	167	—	—	167
Debt securities	—	13	—	13
U.S. treasury obligations	8,617	—	—	8,617
Total securities owned — trading	16,277	13	—	16,290
Other assets	91,593	5,711	—	97,304
Total assets at fair value	$121,333	$5,724	$—	$127,057
Liabilities
Securities sold, but not yet purchased:
Equity securities	$55	$—	$—	$55
Debt securities	—	22	—	22
Total securities sold, but not yet purchased	55	22	—	77
Accounts payable and accrued liabilities	—	—	527	527
Total liabilities at fair value	$55	$22	$527	$604

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
At December 31, 2014:
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
Level 3 Recurring Fair Value Measurements
The Company determines the fair value for its contingent consideration obligations using an income approach whereby the Company assesses the probability and timing of the achievement of the applicable milestones, which are based on contractually negotiated financial or operating targets that vary by acquisition transaction, such as revenues. The contingent payments are estimated using a probability weighted, multi-scenario analysis of expected future performance of the acquired businesses. The Company then discounts these expected payment amounts to calculate the fair value as of the valuation date. The Company's management evaluates the underlying projections and other related factors used in determining fair value each period and makes updates when there have been significant changes in management's expectations.
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
The amortized cost, gross unrealized gain or loss, and fair value of securities held-to-maturity were as follows (in thousands):

	March 31, 2015	December 31, 2014
Amortized cost	$9,350	$8,594
Gross unrealized gain (loss)	13	(14)
Fair value	$9,363	$8,580

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2015, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$4,100	$4,750	$500	$9,350
U.S. government notes — at fair value	$4,102	$4,753	$508	$9,363
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
The details related to the remaining non-deliverable foreign currency contracts at March 31, 2015 are as follows (in millions, except foreign exchange rate):

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
The fair value of the derivative instruments, included in other assets in the unaudited condensed consolidated statements of financial condition, were as follows (in thousands):

	March 31, 2015	December 31, 2014
Cash flow hedges	$1,916	$1,179
7.    Goodwill and Other Intangible Assets
Goodwill and intangible assets were a result of various acquisitions. See Note 8. Goodwill and Other Intangible Assets, in the Company's 2014 Annual Report on Form 10-K for a discussion of the components of goodwill and additional information regarding intangible assets.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

8.    Debt
Senior Secured Credit Facilities — In October 2014, the Company entered into the Second Amendment, Extension and Incremental Assumption Agreement (“Credit Agreement”) with its wholly owned subsidiary, LPL Holdings, Inc., the other parties thereto. The Credit Agreement includes a term loan A (“Term Loan A”), a term loan B (“Term Loan B”), and a revolving credit facility (“Revolving Credit Facility”), which has a borrowing capacity of $400.0 million.
The Company’s outstanding borrowings were as follows (dollars in thousands):

		March 31, 2015		December 31, 2014
Senior Secured Credit Facilities	Maturity	Balance	Interest Rate	Balance	Interest Rate
Revolving Credit Facility	9/30/2019	$120,000	4.15%	$110,000	4.75%
Senior secured term loans:
Term Loan A	9/30/2019	459,375	2.68%	459,375	2.67%
Term Loan B	3/29/2019	1,062,173	3.25%	1,064,883	3.25%
Total borrowings		1,641,548		1,634,258
Less current portion		130,839		120,839
Long-term borrowings — net of current portion		$1,510,709		$1,513,419
As of March 31, 2015, the Company also had $21.5 million of irrevocable letters of credit, with an applicable interest rate margin of 2.50%, which were supported by the Revolving Credit Facility.
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of March 31, 2015, the Company was in compliance with such covenants.
Bank Loans Payable — The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200.0 million limit, and allows for both collateralized and uncollateralized borrowings. The lines have not been utilized in 2015 and were not utilized in 2014; therefore, there were no balances outstanding at March 31, 2015 or December 31, 2014.
9.    Commitments and Contingencies
Leases
The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $6.6 million and $8.8 million for the three months ended March 31, 2015 and 2014, respectively.
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These unfunded commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no such significant unfunded commitments at March 31, 2015.
Legal & Regulatory Matters
Assessing the probability of a loss occurring and the amount of any loss related to a legal proceeding or regulatory matter is inherently difficult. The Company exercises significant and complex judgments to make certain estimates presented in its consolidated financial statements, and there are particular uncertainties and complexities involved when assessing the potential outcomes of legal proceedings and regulatory matters. The Company's assessment process considers a variety of factors and assumptions, which may include the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts; potential opportunities for settlement and the status of any settlement discussions; as well as the potential for insurance coverage and indemnification, if available. The Company monitors these factors and assumptions for new developments and re-assesses the likelihood that a loss will occur and the estimated range or amount of loss, if those amounts can be reasonably determined. The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated. The Company’s accruals at March 31, 2015, include estimated costs for regulatory matters generally relating to the adequacy of the Company’s compliance and supervisory systems and procedures and other controls, for which the Company believes losses are both probable and reasonably estimable. When it is not probable but at least reasonably possible that a loss has been incurred, a disclosure of fact is made when the underlying loss or range of losses can also be reasonably estimated. The Company estimates that, as of March 31, 2015, exposure to those losses could range from $0 to $8 million in excess of the accrued liability, if any, related to those matters. Due to the inherent unpredictability of such matters, the Company may have exposure to losses that are not yet predictable or cannot yet be reasonably estimated in addition to those amounts that have been accrued or disclosed.
Third-Party Insurance
The Company maintains third-party insurance coverage for certain legal proceedings, including those involving client claims. With respect to client claims, the estimated losses on many of the pending matters are less than the applicable deductibles of the insurance policies. The Company is also subject to extensive regulation and supervision by U.S. federal and state agencies and various self-regulatory organizations. The Company and its advisors periodically engage with such agencies and organizations, in the context of examinations or otherwise, to respond to inquiries, informational requests, and investigations. From time to time, such engagements result in regulatory complaints or other matters, the resolution of which can include fines and other remediation.
Self-Insurance Liabilities
The Company has self-insurance for potential liabilities, including errors and omissions liabilities, through a wholly-owned captive insurance subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends. As of March 31, 2015, these self-insurance liabilities are included in accounts payable and accrued liabilities in the condensed consolidated balance sheet. Self-insurance related charges are included in other expenses in the condensed consolidated statement of income for the three months ended March 31, 2015.
Other Commitments
As of March 31, 2015, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $349.8 million, which it can re-pledge, loan, or sell. Of these securities, approximately $31.4 million were client-owned securities pledged to the Options Clearing Corporation as collateral

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

to secure client obligations related to options positions. As of March 31, 2015 there were no restrictions that materially limited the Company's ability to re-pledge, loan, or sell the remaining $318.4 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $4.3 million and $4.0 million pledged to clearing organizations at March 31, 2015 and December 31, 2014, respectively.
10.    Stockholders' Equity
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Board of Directors as well as certain limits under the Company's credit facilities.
On February 18, 2015, the Board of Directors declared a cash dividend of $0.25 per share on the Company's outstanding common stock. The dividend of $24.2 million in the aggregate was paid on March 16, 2015 to all stockholders of record as of March 2, 2015.
On February 10, 2014, the Board of Directors declared a cash dividend of $0.24 per share on the Company's outstanding common stock. The dividend of $24.1 million in the aggregate was paid on March 10, 2014 to all stockholders of record as of February 24, 2014.
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
For the three months ended March 31, 2015 and 2014, the Company had the following activity under its approved share repurchase programs (in millions, except share and per share data):

			Three Months Ended March 31,
			2015			2014
Approval Date	Authorized Repurchase Amount	Amount Remaining at March 31, 2015	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)
May 28, 2013	$200.0	$—	—	$—	$—	1,306,288	$52.00	$67.9
February 10, 2014	$150.0	—	—	—	—	616,788	52.00	32.1
October 1, 2014	$150.0	62.9	679,772	44.15	30.0	—	—	—
		$62.9	679,772	$44.15	$30.0	1,923,076	$52.00	$100.0
_________________________

(1)	Included in the total cost of shares purchased is a commission fee of $0.02 per share.

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
In November 2010, the Company adopted a 2010 Omnibus Equity Incentive Plan (the “2010 Plan”), which provides for the granting of stock options, warrants, restricted stock awards, restricted stock units, and other equity-based compensation. The 2010 Plan serves as the successor to the 2005 Stock Option Plan for Incentive Stock Options, the 2005 Stock Option Plan for Non-qualified Stock Options, the 2008 Advisor and Institution Incentive Plan, the 2008 Stock Option Plan and the Director Restricted Stock Plan (collectively, the “Predecessor Plans”). Upon adoption of the 2010 Plan, awards were no longer made under the Predecessor Plans; however, awards previously granted under the Predecessor Plans remain outstanding until exercised or forfeited.
There are 12,055,945 shares authorized for grant under the 2010 Plan. As of March 31, 2015, there were 5,241,049 shares reserved for issuance upon exercise or conversion of outstanding awards granted under the 2010 Plan.
Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee, officer, and director stock options that have been granted during the three months ended March 31, 2015:

Expected life (in years)	5.30
Expected stock price volatility	25.78%
Expected dividend yield	2.30%
Risk-free interest rate	1.58%
Fair value of options	$8.82
The fair value of each stock option or warrant awarded to advisors and financial institutions is estimated on the date of the grant and revalued at each reporting period using the Black-Scholes valuation model with the following weighted-average assumptions used during the three months ended March 31, 2015:

Expected life (in years)	6.74
Expected stock price volatility	25.69%
Expected dividend yield	2.27%
Risk-free interest rate	1.69%
Fair value of options	$14.53
The following table summarizes the Company’s stock option and warrant activity for the three months ended March 31, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2014	6,287,410	$31.59
Granted	1,100,197	45.55
Exercised	(146,559)	28.49
Forfeited	(179,731)	37.65
Outstanding — March 31, 2015	7,061,317	$33.68	6.70	$71,898
Exercisable — March 31, 2015	4,101,683	$29.24	5.45	$59,952
The following table summarizes information about outstanding stock options and warrants at March 31, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$2.38	17,382	$2.38	0.17	17,382	$2.38
$15.84 - $23.02	1,255,407	21.41	4.20	1,255,407	21.41
$23.41 - $30.00	1,517,035	28.11	5.51	1,015,575	27.80
$31.60 - $32.33	1,431,890	31.89	7.40	773,151	31.93
$34.01 - $39.60	1,111,875	34.59	5.91	831,396	34.48
$45.55 - $54.81	1,727,728	48.70	9.58	208,772	54.81
	7,061,317	$33.68	6.70	4,101,683	$29.24

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company recognizes share-based compensation for stock options awarded to employees, officers, and directors based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized share-based compensation related to the vesting of these awards of $4.1 million and $3.8 million during the three months ended March 31, 2015 and 2014, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of March 31, 2015, total unrecognized compensation cost related to non-vested stock options granted to employees, officers, and directors was $24.1 million, which is expected to be recognized over a weighted-average period of 2.20 years.
The Company recognizes share-based compensation for stock options and warrants awarded to its advisors and to financial institutions based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $0.6 million and $3.2 million during the three months ended March 31, 2015 and 2014, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of March 31, 2015, total unrecognized compensation cost related to non-vested stock options and warrants granted to advisors and financial institutions was $6.4 million, which is expected to be recognized over a weighted-average period of 2.13 years.
Restricted Stock
The following summarizes the Company’s activity in its restricted stock awards and restricted stock units for the three months ended March 31, 2015:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2014	33,634	$42.78	546,725	$43.34
Granted	—	—	180,121	43.50
Vested	(7,910)	31.60	(109,715)	38.99
Forfeited	—	—	(24,768)	49.53
Nonvested at March 31, 2015	25,724	$46.22	592,363	$43.94
The Company recognizes share-based compensation for restricted stock awards and restricted stock units granted to its employees, officers, and directors based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized $2.0 million and $1.2 million of share-based compensation related to the vesting of these restricted stock awards and restricted stock units during the three months ended March 31, 2015 and 2014, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of March 31, 2015, total unrecognized compensation cost for restricted stock awards and restricted stock units granted to employees, officers, and directors was $15.5 million, which is expected to be recognized over a weighted-average remaining period of 2.35 years.
In the second quarter of 2014, the Company began granting restricted stock units to its advisors and to financial institutions. The Company recognizes share-based compensation for restricted stock units granted to its advisors and to financial institutions based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $0.4 million related to the vesting of these restricted stock units during the three months ended March 31, 2015, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of March 31, 2015, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $3.4 million, which is expected to be recognized over a weighted-average remaining period of 2.12 years.
12.    Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. The calculation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net income	$50,678	$53,135

Basic weighted-average number of shares outstanding	96,551	101,279
Dilutive common share equivalents	1,676	2,060
Diluted weighted-average number of shares outstanding	98,227	103,339

Basic earnings per share	$0.52	$0.52
Diluted earnings per share	$0.52	$0.51
The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the three months ended March 31, 2015 and 2014, stock options, warrants, and restricted stock units representing common share equivalents of 1,595,614 shares and 941,406 shares, respectively, were anti-dilutive.
13.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 35.0%, primarily as a result of state taxes, settlement contingencies, and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 40.1% and 39.3% for the three months ended March 31, 2015 and 2014, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
14.    Related Party Transactions
The Company has related party transactions with TPG Capital, one of the Company's significant stockholders, as well as certain portfolio companies of TPG Capital. During the three months ended March 31, 2015 and 2014 the Company recognized revenue for services provided to these portfolio companies of $0.3 million and $0.1 million, respectively. During the three months ended March 31, 2015 and 2014, the Company incurred expenses for services provided by TPG Capital or these portfolio companies of $1.2 million and $0.2 million, respectively. As of March 31, 2015 and 2014, receivables from related parties were $0.2 million and $0.1 million, respectively. As of March 31, 2015 and 2014, payables to related parties were $0.2 million and less than $0.1 million, respectively.
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
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $153.0 million with a minimum net capital requirement of $6.5 million as of March 31, 2015.
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
As of March 31, 2015 and December 31, 2014, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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
17.    Subsequent Events
On April 28, 2015, the Board of Directors declared a cash dividend of $0.25 per share on the Company's outstanding common stock to be paid on May 21, 2015 to stockholders of record on May 11, 2015.
On April 28, 2015, the Company's Board of Directors approved an increase in the Company's share repurchase plan by $200.0 million.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

******

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
We are the nation's largest independent broker-dealer, a top custodian for registered investment advisors (“RIAs”), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 14,000 independent financial advisors, including financial advisors at more than 700 financial institutions (our “advisors”) across the country, enabling them to provide their retail investors (“clients”) with objective financial advice through a lower conflict model. We also support approximately 4,300 financial advisors who are affiliated and licensed with insurance companies that use our customized clearing, advisory platforms, and technology solutions.
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
We are a leading financial services provider to independent advisors, RIAs, financial institutions, and retirement plan business. We are a market leader with the largest independent advisor base, and we believe we have the fourth-largest overall advisor base in the United States. Through our advisors, we are also one of the largest distributors of financial products and services in the United States.
Executive Summary
Asset Growth Trends
Net new advisory assets, which exclude the impact of market movement, were $5.2 billion for the three months ended March 31, 2015, primarily driven by strong advisor productivity and the continued addition of hybrid registered investment advisors ("Hybrid RIAs").
Assets under custody on our Hybrid RIA platform, which provides an integrated offering of technology, clearing, compliance, and custody services to Hybrid RIAs grew 50.6% to $104.8 billion as of March 31, 2015, representing 342 Hybrid RIA firms, compared to $69.6 billion and 265 Hybrid RIA firms as of March 31, 2014.
Gross Profit Growth
Key contributors to growth of our first quarter gross profit included a $38.3 billion increase in total advisory and brokerage assets since March 31, 2014, and 372 net new advisors added since March 31, 2014.
Gross profit is calculated as net revenues less production expenses. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP measures that may not be comparable to those of others in our industry.
Cash Sweep Program Performance
Revenue generated from the Company's cash sweep programs declined 10.4% to $21.5 million in the first quarter of 2015 compared to $24.0 million in the prior year period. This decline was primarily driven by the insured cash account ("ICA") program fee decreasing by 13 basis points from the step-down in bank contracts, offset by 4 basis points of improvement in average effective federal funds rate and $1.0 billion increase in cash sweep balances.
Capital Management Activity
We spent $30.0 million in the first quarter of 2015 to buy back 0.7 million shares of our common stock, at an average price per share of $44.15. Since our initial public offering in 2010, we have spent $812.4 million to repurchase 21.8 million shares, at an average price per share of $37.22, through March 31, 2015.
Our Board of Directors declared a quarterly cash dividend of $0.25 per share of the Company's common stock, to be paid on May 21, 2015, to all shareholders of record as of May 11, 2015.
The Company’s Board of Directors also approved an additional $200.0 million of share repurchase capacity.

Our Sources of Revenue
Our revenues are derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust, and reporting platforms. We also generate asset-based revenues through our platform of over 25,000 financial products from a broad range of product manufacturers. Under our self-clearing platform, we custody the majority of client assets invested in these financial products, for which we provide statements, transaction processing, and ongoing account management. In return for these services, mutual funds, insurance companies, banks, and other financial product manufacturers pay us fees based on asset levels or number of accounts managed. We also earn interest from margin loans made to our advisors’ clients.
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
The table below summarizes the sources of our revenue, the primary drivers of each revenue source, and the percentage of each revenue source that represents recurring revenue:

			Three Months Ended March 31, 2015
	Sources of Revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commission	- Transactions - Brokerage asset levels	$523	47%	46%
	Advisory	- Advisory asset levels	$342	31%	99%
Attachment revenue retained by us	Asset-Based - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Client asset levels - Number of accounts	$121	11%	98%
	Transaction and Fee - Transactions - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Number of premium technology subscribers	$102	9%	62%
	Other	- Margin account balances - Alternative investment transactions	$21	2%	26%
	Total Net Revenue		$1,109	100%
	Total Recurring Revenue		$767	69%

How We Evaluate Our Business
We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our business and key financial metrics are as follows:

	March 31,
	2015	2014	% Change
Business Metrics
Advisors(1)	14,098	13,726	2.7%
Advisory and brokerage assets (in billions)(2)	$485.4	$447.1	8.6%
Advisory assets under custody (in billions)(2)(3)	$183.7	$158.0	16.3%
Net new advisory assets (in billions)(4)	$5.2	$4.4	18.2%
Insured cash account balances (in billions)(2)	$17.7	$16.6	6.6%
Money market account balances (in billions)(2)	$6.9	$7.1	(2.8)%

	Three Months Ended March 31,
	2015	2014
Financial Metrics
Revenue growth from prior period	2.0%	11.6%
Recurring revenue as a % of net revenue	69.2%	66.6%
Net income (in millions)	$50.7	$53.1
Earnings per share (diluted)	$0.52	$0.51
Non-GAAP Measures:
Gross profit (in millions)(5)	$355.3	$330.7
Gross profit growth from prior period	7.4%	8.4%
Gross profit as a % of net revenue	32.0%	30.4%
Adjusted EBITDA (in millions)	$135.1	$141.5
Adjusted EBITDA as a % of net revenue	12.2%	13.0%
Adjusted EBITDA as a % of gross profit	38.0%	42.8%
Adjusted Earnings (in millions)	$63.2	$71.0
Adjusted Earnings per share (diluted)	$0.64	$0.69
________________________________

(1)	Advisors are defined as those independent financial advisors and financial advisors at financial institutions who are licensed to do business with the Company's broker-dealer subsidiary.

(2)
Advisory and brokerage assets are comprised of assets that are custodied, networked, and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Set forth below are other client assets at March 31, 2015 and 2014, including retirement plan assets, and certain trust and high-net-worth assets, that are custodied with third-party providers and therefore excluded from advisory and brokerage assets (in billions):

	March 31,
	2015	2014
Retirement plan assets(a)	$85.4	$71.0
Trust assets(b)	$2.5	$11.2
High-net-worth assets(c)	$94.3	$74.9
_____________________________

(a)
Retirement plan assets are held in retirement plans that are supported by advisors licensed with LPL Financial. At March 31, 2015 and 2014, our retirement plan assets represent assets that are custodied with 37 third-party providers and 34 third-party providers, respectively, of retirement plan administrative services who provide reporting feeds. We estimate the total assets in retirement plans supported to be between $120.0 billion and $130.0 billion at March 31, 2015 and between $105.0 billion and $115.0 billion at March 31, 2014. If we receive reporting feeds in the future from providers for whom we do not currently receive feeds, we intend to include and identify such additional assets in this metric. Such additional feeds since March 31, 2014, accounted for $0.6 billion of the $14.4 billion increase in retirement plan assets.

(b)	Represents trust assets that are on the wealth management platform of the Concord Trust and Wealth Solutions division of LPL Financial.

(c)	Represents high-net-worth assets that are on the platform of performance reporting, investment research, and practice management services of Fortigent.

(3)
Advisory assets under custody are comprised of advisory assets under management in our corporate RIA platform and Hybrid RIA assets in advisory accounts custodied by us. See “Results of Operations” for a tabular presentation of advisory assets under custody.

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
We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported financial results under GAAP, provides useful information to investors regarding our performance and overall results of operations for the following reasons:

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
Set forth below is a reconciliation from our net income to Adjusted EBITDA, a non-GAAP measure, for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$50,678	$53,135
Non-operating interest expense	14,015	12,840
Provision for income taxes	33,997	34,412
Amortization of intangible assets	9,637	9,716
Depreciation and amortization of fixed assets	16,429	12,565
EBITDA	124,756	122,668
EBITDA Adjustments:
Employee share-based compensation expense(1)	6,158	5,111
Acquisition and integration related expenses(2)	85	359
Restructuring and conversion costs(3)	3,888	7,271
Other(4)	206	6,068
Total EBITDA Adjustments	10,337	18,809
Adjusted EBITDA	$135,093	$141,477
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

(3)
Represents organizational restructuring charges, conversion, and other related costs primarily resulting from the expansion of our Service Value Commitment initiative. Results for the three months ended March 31, 2015 also include charges related to the restructuring of the business of the Company's subsidiary, Fortigent Holdings Company, Inc.

(4)
Results for the three months ended March 31, 2014 include approximately $5.3 million in parallel rent, property tax, common area maintenance expenses, and fixed asset disposals incurred in connection with our relocation to our San Diego office building.

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

We believe that Adjusted Earnings and Adjusted Earnings per share, viewed in addition to, and not in lieu of, our reported financial results under GAAP, provide useful information to investors regarding our performance and overall results of operations for the following reasons:

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

The following table sets forth a reconciliation of net income to the non-GAAP measures Adjusted Earnings and Adjusted Earnings per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net income	$50,678	$53,135
After-Tax:
EBITDA Adjustments
Employee share-based compensation expense(1)	4,019	3,518
Acquisition and integration related expenses	52	220
Restructuring and conversion costs	2,387	4,464
Other	127	3,726
Total EBITDA Adjustments	6,585	11,928
Amortization of intangible assets	5,917	5,966
Adjusted Earnings	$63,180	$71,029
Adjusted Earnings per share(2)	$0.64	$0.69
Weighted-average shares outstanding — diluted	98,227	103,339
__________________

(1)
Generally, EBITDA Adjustments and amortization of intangible assets have been tax effected using a federal rate of 35.0% and the applicable effective state rate, which was 3.6%, net of the federal tax benefit, for the periods ended March 31, 2015 and 2014, except for the impact of incentive stock options granted to employees that qualify for preferential tax treatment and conversely for which we do not receive a tax deduction.

(2)
Represents Adjusted Earnings, a non-GAAP measure, divided by weighted-average number of shares outstanding on a fully diluted basis. Set forth below is a reconciliation of earnings per share on a fully diluted basis, as calculated in accordance with GAAP, to Adjusted Earnings per share:

	Three Months Ended March 31,
	2015	2014
Earnings per share — diluted	$0.52	$0.51
After-Tax:
EBITDA Adjustments per share	0.06	0.12
Amortization of intangible assets per share	0.06	0.06
Adjusted Earnings per share	$0.64	$0.69
Regulatory Matters
As a regulated entity, we are subject to regulatory oversight and inquiries related to, among other items, our compliance and supervisory systems and procedures and other controls, as well as our disclosures, supervision and reporting. The ongoing environment of additional regulation, increased regulatory compliance obligations, and enhanced regulatory enforcement has resulted in additional operational and compliance costs, as well as increased costs in the form of fines, restitution and remediation related to regulatory matters. In the ordinary course of business, we regularly identify or become aware of purported inadequacies, deficiencies, and other issues. It is our policy to evaluate these matters for potential securities law or regulatory violations, and other potential compliance issues. It is also our policy to self-report known violations and issues as required by applicable law and regulation.  When deemed probable that matters may result in financial losses, the Company accrues for those losses based on an estimate of possible fines, customer restitution and/or losses related to the repurchase of sold securities and other losses, as applicable. The Company’s ability to estimate such costs may vary based on the current stage of evaluation and status of discussion with regulators, as applicable.
Our accruals at March 31, 2015 include estimated costs for significant regulatory matters, generally relating to the adequacy of the Company’s compliance and supervisory systems and procedures and other controls, for which the Company believes losses are both probable and reasonably estimable. One of the matters relates to sales of certain securities over several years, and our accrual at March 31, 2015 includes an estimate for the loss we expect to incur in resolving this matter including if we were to repurchase certain affected securities at their original sales prices.
The outcome of regulatory matters could result in legal liability, regulatory fines or monetary penalties in excess of our accruals, which could have a material adverse effect on our business, results of operations, cash flows or financial condition. For more information on management’s loss contingency policies, see Note 9. Commitments and Contingencies, to the condensed consolidated financial statements.
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
As of March 31, 2015, we have incurred $63.1 million of costs related to outsourcing and other related costs, technology transformation costs, employee severance obligations, and other related costs, as well as non-cash charges for impairment of certain fixed assets related to internally developed software. The Program is expected to be completed in 2015, and we estimate total charges to be approximately $68.0 million, with expected annual pre-tax savings of approximately $32.0 million. See Note 3. Restructuring, within the notes to unaudited condensed consolidated financial statements for additional information regarding the Program.
Derivative Financial Instruments
In conjunction with the Program, we entered into a long-term contractual obligation (the "Agreement") with a third-party provider to enhance the quality and speed and reduce the cost of our processes by outsourcing certain functions. The Agreement enables the third-party provider to use the services of its affiliates in India to provide services to us. The Agreement provides that we settle the cost of our contractual obligation to the third-party provider each month in US dollars. However, the Agreement provides that on each annual anniversary date of the signing of the Agreement, the price for services (as denominated in US dollars) is to be adjusted for the then-current exchange rate between the US dollar and the Indian rupee. The Agreement provides that, once an annual adjustment is calculated, there are no further modifications to the amounts paid by us to the third-party provider for fluctuations in the exchange rate until the reset on the next anniversary date. The third-party provider bears the risk of currency movement from the date of signing the Agreement until the reset on the first anniversary of its signing, and during each period until the next annual reset. We bear the risk of currency movement at each annual reset date following the first anniversary.
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
Acquisitions, Integrations, and Divestitures
From time to time we undertake acquisitions or divestitures outside the ordinary course of business based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. There have been no material acquisitions, integrations, or divestitures during the three months ended March 31, 2015. See our 2014 Annual Report on Form 10-K for 2014 activity.
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors, primarily in the United States. One of these factors is the current and expected future level of short-term interest rates, particularly overnight rates. At its April policy meeting, the Federal Reserve’s policy making arm, the Federal Open Market Committee ("FOMC") reaffirmed its view that the current 0.0% to 0.25% target range for the federal funds rate remains appropriate. The FOMC stated that it expects the economy to grow at a moderate pace, labor markets to continue to improve, and inflation to stay low in the short term but to move toward the Federal Reserve’s 2% target in the medium term. The FOMC also underscored that it would take a balanced approach once it began to raise rates and that it could keep rates below what members would consider normal in the longer term if conditions warranted, even if inflation and labor markets were near levels consistent with its mandate.
As a result of the accommodative monetary policy, interest rates, including the rate on overnight funds have remained low on a historical basis, with the average federal funds effective rate for the first quarter of 2015 at 11 basis points. The low interest rate environment and fee compression, resulting from contract repricing in order to keep yields on our cash sweep programs competitive, has had a negative impact on profitability within our cash sweep programs, and fee compression has occurred in 2015 and is expected to increase further in 2016. Additionally, we have seen decreasing levels of demand for fixed and variable annuity products.
Our business is also affected by the performance of equity securities across the various markets in the United States. The S&P 500 index closed the quarter at 2,068, which remained relatively unchanged from its close on December 31, 2014, but exhibited higher volatility relative to prior periods by continuing a pattern of setting new highs with frequent pullbacks, which resulted in a 1.0% year-to-date gain through March 31, 2015. The volatility was attributable to several factors including the impact of lower oil prices, bad weather affecting consumer spending in parts of the country, strong dollar performance, corporate earnings expectations, the European Central Bank monetary easing program, and assurances from the Federal Reserve that, despite growing evidence of strength in the U.S. economy, it does not plan to act quickly in raising interest rates. While the market demonstrated impressive resilience and posted a modest gain in the first quarter, investors continue to contend with lingering economic worries about geopolitical uncertainty, Federal Reserve monetary policy, U.S. and global growth rates, and policy uncertainty in Washington, D.C.

Results of Operations
The following discussion presents an analysis of our results of operations for the three months ended March 31, 2015 and 2014. Where appropriate, we have identified specific events and changes that affect comparability or identification or monitoring of trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Revenues
Commission	$523,399	$534,574	(2.1)%
Advisory	342,112	327,253	4.5%
Asset-based	120,632	114,674	5.2%
Transaction and fee	101,695	89,985	13.0%
Other	21,464	20,945	2.5%
Net revenues	1,109,302	1,087,431	2.0%
Expenses
Production	753,988	756,718	(0.4)%
Compensation and benefits	112,280	106,348	5.6%
General and administrative	114,354	94,377	21.2%
Depreciation and amortization	26,066	22,281	17.0%
Restructuring charges	3,924	7,320	(46.4)%
Total operating expenses	1,010,612	987,044	2.4%
Non-operating interest expense	14,015	12,840	9.2%
Total expenses	1,024,627	999,884	2.5%
Income before provision for income taxes	84,675	87,547	(3.3)%
Provision for income taxes	33,997	34,412	(1.2)%
Net income	$50,678	$53,135	(4.6)%
Revenues
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

The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Variable annuities	$192,351	$198,196	$(5,845)	(2.9)%
Mutual funds	151,153	148,755	2,398	1.6%
Alternative investments	58,692	55,681	3,011	5.4%
Fixed annuities	35,107	46,726	(11,619)	(24.9)%
Equities	27,334	29,110	(1,776)	(6.1)%
Fixed income	23,988	21,984	2,004	9.1%
Insurance	21,689	19,412	2,277	11.7%
Group annuities	12,992	14,610	(1,618)	(11.1)%
Other	93	100	(7)	(7.0)%
Total commission revenue	$523,399	$534,574	$(11,175)	(2.1)%
The following table sets forth our commission revenue, by sales-based and trailing commission revenue, for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Sales-based	$283,467	$312,020	$(28,553)	(9.2)%
Trailing	239,932	222,554	17,378	7.8%
Total commission revenue	$523,399	$534,574	$(11,175)	(2.1)%
The decrease in commission for the three months ended March 31, 2015 compared with the same period in 2014, was primarily due to a decrease in sales-based activity for fixed and variable annuities. The decline in demand for these products was a result of investors that have shifted their focus from guaranteed income streams with minimal risk to principal, that these products provide, to portfolio growth as gains in the market have steadily risen.
Increases in trailing revenues for mutual funds, variable annuities, and alternative products reflect improved investor engagement and strong market conditions, resulting in the increase of the underlying assets.
Advisory Revenues
Advisory revenues primarily represent fees charged on our corporate RIA platform provided through LPL Financial LLC (“LPL Financial”) to clients of our advisors based on the value of advisory assets. Advisory fees are typically billed to clients quarterly, in advance, and are recognized as revenue ratably during the quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. The majority of our accounts are billed in advance using values as of the last business day of each calendar quarter. Advisory revenues collected on our corporate RIA platform generally average 1.1% of the underlying assets, and can range anywhere from 0.5% to 3.0%.
In addition, we support hybrid RIAs who conduct their advisory business through separate entities by establishing their own RIA (“Hybrid RIAs”) pursuant to the Investment Advisers Act of 1940 or through their respective states' investment advisory licensing rules, rather than through LPL Financial. The assets held under these investment advisory accounts custodied with LPL Financial are included in our advisory and brokerage assets, net new advisory assets, and advisory assets under custody metrics. However, the advisory revenue generated by a Hybrid RIA is earned by the Hybrid RIA, and accordingly is not included in our advisory revenue. We charge administrative fees to Hybrid RIAs for clearing and custody of these assets based on the value of assets within these advisory accounts. The administrative fees collected on our Hybrid RIA platform vary and can reach a maximum of 0.6% of the underlying assets.

Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.
The following table summarizes the activity within our advisory assets under custody for the three months ended March 31, 2015 and 2014 (in billions):

	Three Months Ended March 31,
	2015	2014
Balance - Beginning of period	$175.8	$151.6
Net new advisory assets	5.2	4.4
Market impact and other	2.7	2.0
Balance - End of period	$183.7	$158.0
Net new advisory assets for the three months ended March 31, 2015 and 2014 had a limited impact on advisory fee revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory fee revenue and have resulted from the continued shift by our existing advisors from brokerage towards more advisory business. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets under management. The growth in advisory revenue is due to net new advisory assets resulting from increased investor engagement and strong advisor productivity, as well as market gains as represented by higher levels of the S&P 500 index.
The Hybrid RIA model has continued to grow rapidly as advisors seek the freedom to run their businesses in a manner that they believe best enables them to meet their clients' needs. This continued shift of advisors to the Hybrid RIA platform (for which we custody assets but do not earn advisory revenues for managing those assets) has caused the rate of revenue growth of advisory assets under management to lag behind the rate of growth of advisory assets under custody. Our advisory revenues include administrative fees collected on our Hybrid RIA platform, but do not include fees for advisory services charged by Hybrid RIA advisors to their clients.
The following table summarizes the composition of our advisory assets under custody as of March 31, 2015 and 2014 (in billions):

	March 31,
	2015	2014	$ Change	% Change
Advisory assets under management	$127.0	$119.8	$7.2	6.0%
Hybrid RIA assets in advisory accounts custodied by LPL Financial	56.7	38.2	18.5	48.4%
Total advisory assets under custody	$183.7	$158.0	$25.7	16.3%
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
Revenues from product sponsors and for record-keeping services, which are largely based on the underlying asset values, increased due to the impact of the higher average market indices on the value of those underlying assets and net new sales of eligible assets. Asset-based revenues also include revenues from our cash sweep programs, which decreased by $2.5 million, or 10.4%, to $21.5 million for the three months ended March 31, 2015 from $24.0 million for the three months ended March 31, 2014. The decrease is due to fee compression that resulted from a repricing of certain contracts that underlie our cash sweep programs,.
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
Transaction and fee revenues increased for the three months ended March 31, 2015 compared with the same period in 2014, primarily due to higher trade volumes in certain advisory accounts that generate transaction based revenue and a 2.7% increase in the average number of advisors.
Other Revenues
Other revenues are consistent for the three months ended March 31, 2015 as compared to the same period in 2014. These revenues include marketing allowances received from certain financial product manufacturers, primarily those who offer alternative investments, such as non-traded real estate investment trusts and business development companies, mark-to-market gains or losses on assets held by us for the advisors' non-qualified deferred compensation plan and our model portfolios, revenues from our Retirement Partners program, interest income from client margin accounts and cash equivalents, net of operating interest expense, and other items.
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
The following table shows our production payout ratio for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Change
	2015	2014
Base payout rate	83.45%	83.98%	(53 bps)
Production based bonuses	1.80%	1.69%	11 bps
GDC sensitive payout	85.25%	85.67%	(42 bps)
Non-GDC sensitive payout	0.39%	0.72%	(33 bps)
Total Payout Ratio	85.64%	86.39%	(75 bps)

Production expenses for the three months ended March 31, 2015 compared with the same period in 2014 remained relatively flat, which correlates with our commission and advisory revenues during the same period. The change in non-GDC sensitive payout is attributable to decreased advisor share-based compensation, which is correlated to market movement in our stock and the advisor non-qualified deferred compensation plan as noted above.
Compensation and Benefits Expense
Compensation and benefits expense includes salaries and wages and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.
The increase in compensation and benefits expense for the three months ended March 31, 2015 compared with the same period in 2014 was primarily driven by a 3.2% increase in our average number of full-time employees, from 3,252 for the three months ended March 31, 2014 to 3,357 for the three months ended March 31, 2015, to support business growth and investments in staffing related to service and compliance and risk management.
General and Administrative Expenses
General and administrative expenses include promotional, occupancy and equipment, professional services, communications and data processing, regulatory fees, and other expenses. General and administrative expenses also include expenses for our hosting of certain advisor conferences that serve as training, sales, and marketing events.
The increase in general and administrative expenses for the three months ended March 31, 2015 compared with the same period in 2014 was primarily driven by an increase of $8.5 million for business development and promotional expenses, and $10.4 million for charges related to estimated costs for the investigation, settlement, and resolution of regulatory matters and captive insurance.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of intangible assets established through our acquisitions, as well as fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
The increase in depreciation and amortization for the three months ended March 31, 2015 compared with the same period in 2014 was primarily due to increased levels of capital expenditures in 2014, which were primarily related to the relocation of our San Diego office building and capitalized software.
Restructuring Charges
Restructuring charges primarily represent expenses incurred as a result of our expansion of our Service Value Commitment initiative. These charges relate primarily to consulting fees paid to support our technology transformation as well as employee severance obligations and other related costs and non-cash charges for impairment. Also included in the restructuring charges are expenses incurred as part of our Fortigent restructuring. See Note 3. Restructuring, within the notes to unaudited condensed consolidated financial statements for further detail.
Interest Expense
Interest expense represents non-operating interest expense for our senior secured credit facilities. The increase in interest expense for the three months ended March 31, 2015, compared with the same periods in 2014 is primarily due to changes in the level of outstanding indebtedness relating to our senior secured credit facilities.
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

During the three months ended March 31, 2015, we recorded income tax expense of $34.0 million, compared with $34.4 million in the prior year period. Our effective income tax rate was 40.1% and 39.3% for the three months ended March 31, 2015 and 2014, respectively.
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
A summary of changes in our cash flow is provided as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash flows provided by (used in):
Operating activities	$145,643	$85,787
Investing activities	(30,525)	(19,880)
Financing activities	(42,756)	(112,186)
Net increase (decrease) in cash and cash equivalents	72,362	(46,279)
Cash and cash equivalents — beginning of period	412,332	516,584
Cash and cash equivalents — end of period	$484,694	$470,305
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
The change in cash flows provided by operating activities for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to increases in accounts payable and accrued liabilities relating to advisor deferred compensation and self-insurance, increases in deferred FINRA license renewal fees, and increases in deferred compliance audit fees; partially offset by uses of cash in receivables from others associated with advisor loans.
Cash flows used in investing activities for the three months ended March 31, 2015 changed as compared to the same period in 2014 due primarily to an increase in deposits of restricted cash relating to our captive insurance; partially offset by a decrease in capital expenditures related to business technology, real estate, and facilities.

Changes in the cash flows used in financing activities for the three months ended March 31, 2015 compared to the same period in 2014 were due to a decrease in repurchases of outstanding common stock; partially offset by an increase in proceeds from our revolving credit facility.
We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, which include three uncommitted lines of credit available and the revolving credit facility established through our amended credit agreement, will be adequate to satisfy our working capital needs, the payment of all of our obligations, and the funding of anticipated capital expenditures for the foreseeable future. In addition, we have certain capital adequacy requirements due to our registered broker-dealer entity and bank trust subsidiaries and have met all such requirements and expect to continue to do so for the foreseeable future. We regularly evaluate our existing indebtedness, including refinancing thereof, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms, and general market conditions. Notwithstanding the foregoing, see the Risks Related to our Debt section within Part I, “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K for more information about the risks associated with our debt obligations and their potential effect on our liquidity.
Share Repurchases
The Board of Directors has approved several share repurchase programs pursuant to which we may repurchase issued and outstanding shares of our common stock. Purchases may be effected in open market or privately negotiated transactions, including transactions with our affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion within the constraints of our credit agreement and general operating needs. See Note 10. Stockholders' Equity, within the notes to unaudited condensed consolidated financial statements for additional information regarding our share repurchases.
Dividends
The payment, timing, and amount of any dividends are subject to approval by our Board as well as certain limits under our credit facilities. See Note 10. Stockholders' Equity, within the notes to unaudited condensed consolidated financial statements for additional information regarding our dividends.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain at clearing organizations to support these clients’ trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When a client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan, or sell securities that collateralize those margin accounts. As of March 31, 2015, we had received collateral primarily in connection with client margin loans with a fair value of approximately $349.8 million, which we can be re-pledge, loan, or sell. Of these securities, approximately $31.4 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of March 31, 2015 there were no restrictions that materially limited our ability to re-pledge, loan, or sell the remaining $318.4 million of client collateral.
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
Our registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At March 31, 2015, LPL Financial's excess net capital was $146.5 million.

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
Our subsidiary, The Private Trust Company N.A. (“PTC”), is also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC's operations.
Debt and Related Covenants
We are party to a debt agreement with our wholly-owned subsidiary, LPL Holdings, Inc., and other parties thereto (the "Credit Agreement"). See Note 8. Debt, within the notes to consolidated financial statements for further detail.
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
Our Credit Agreement prohibits us from paying dividends and distributions or repurchasing our capital stock except for limited purposes. In addition, our financial covenant requirements include a total leverage ratio test and an interest coverage ratio test. Under our total leverage ratio test, we covenant not to allow the ratio of our consolidated total debt (as defined) to an adjusted EBITDA reflecting financial covenants in our Credit Agreement to exceed certain prescribed levels set forth in the Credit Agreement. Under our interest coverage ratio test, we covenant not to allow the ratio of our Credit Agreement Adjusted EBITDA to our consolidated interest expense (as defined in the Credit Agreement) to be less than certain prescribed levels set forth in the Credit Agreement. Each of our financial ratios is measured at the end of each fiscal quarter.
As of March 31, 2015 we were in compliance with all of our covenant requirements. Our covenant requirements and actual ratios were as follows:

	March 31, 2015
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	4.00	2.70
Interest Coverage (Minimum)	3.00	10.36
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
Contractual Obligations
In the three months ended March 31, 2015 there have been no material changes in our contractual obligations, other than in the ordinary course of business, from those above or disclosed in our 2014 Annual Report on Form 10-K. See Note 8. Debt and Note 9. Commitments and Contingencies, within the notes to unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K, for further detail on operating lease obligations and obligations under noncancelable service contracts.
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
At March 31, 2015, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2014 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.
Recently Issued Accounting Pronouncements
Refer to Note 2. Summary of Significant Accounting Policies, within the notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to us.
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
At March 31, 2015, the fair value of our trading securities owned were $16.3 million. Securities sold, but not yet purchased were immaterial at March 31, 2015. The fair value of securities included within other assets were $97.3 million at March 31, 2015. See Note 4. Fair Value Measurements, within the notes to unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased, and other assets associated with our client facilitation activities. See Note 5. Held-to-Maturity Securities, within the notes to unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
We do not enter into contracts involving derivatives or other similar financial instruments for proprietary trading purposes.
We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trailing commissions are paid, and assets eligible for sponsor payments.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of March 31, 2015, all of the outstanding debt under our Credit Agreement, $1.6 billion, was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at March 31, 2015 (in thousands):

	Outstanding at Variable Interest Rates	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facilities		Points	Points	Points	Points
Term Loan A	$459,375	$459	$1,148	$2,297	$4,594
Term Loan B	1,062,173	—	—	1,393	6,684
Revolving Credit Facility	120,000	120	300	600	1,200
Variable Rate Debt Outstanding	$1,641,548	$579	$1,448	$4,290	$12,478
See Note 8. Debt, within the notes to unaudited condensed consolidated financial statements for additional information.
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
The average Federal Reserve effective federal funds rate (“FFER”) for the three months ended March 31, 2015 was 0.11%. The following table reflects the approximate annual impact to asset-based revenues on our insured cash programs (assuming that client balances at March 31, 2015 remain unchanged) of an upward or downward change in short-term interest rates of one basis point (dollars in thousands):

Federal Reserve Effective Federal Funds Rate	Annualized Increase or Decrease in Asset-Based Revenues per One Basis Point Change
0.00% - 0.25%	$1,800
0.26% - 1.25%	900
1.26% - 2.70%	800
The actual impact to asset-based revenues, including a change in the FFER of greater than 2.70%, may vary depending on the FRS committee's strategy in response to a change in interest rate levels, the significance of a change, and actual balances at the time of such change.
Credit Risk
Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s, or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. Credit risk includes the risk that collateral posted with LPL Financial by clients of our advisors to support margin lending or derivative trading is insufficient to meet such client’s contractual obligations to LPL Financial. We bear credit risk on the activities of our advisors’ clients, including the execution, settlement and financing of various transactions on behalf of these clients.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial and did not exceed $0.1 million during the three months ended March 31, 2015 and 2014. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Operational Risk
Operational risk is defined as the risk of loss resulting from failed or inadequate processes or systems, actions by people, or external events. We operate in diverse markets and are reliant on the ability of our employees and systems, as well as third-party service providers and their systems, to process a large number of transactions effectively. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and in light of increasing reliance on third-party service providers. In the event of a breakdown or improper operation of systems or improper action by employees, advisors or third-party service providers, we could suffer financial loss, data loss, regulatory sanctions and damage to our reputation. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate. In order to assist in the mitigation and control of operational risk, we have an Operational Risk Management department and framework that enables assessment and reporting on operational risk across the firm. This framework helps ensure policies and procedures are in place and appropriately designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits. Notwithstanding the foregoing, please consult the Risks Related to our Technology section within Part I, “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K for more information about the risks associated with our technology, including risks related to security, and the potential related effects on our operations.
Regulatory and Legal Risk
The regulatory environment in which we operate is discussed in detail within Part I, “Item 1, Business Section” in our 2014 Annual Report on Form 10-K. In recent years, and during the period presented in this Quarterly Report on Form 10-Q, we have observed regulators broaden the scope, frequency, and depth of their examinations to include greater emphasis on the quality and consistency of the industry’s execution of policies and procedures. Please consult the Risks Related to Our Regulatory Environment section within Part I, “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K for more information about the risks associated with operating within our regulatory environment, and the potential related effects on our operations.
Risk Management
We employ an enterprise risk management framework ("ERM") that is intended to address key risks and responsibilities, enable us to execute our business strategy, and protect our Company and its franchise. Our framework is designed to promote clear lines of risk management accountability and a structured escalation process for key risk information and events.
Our risk management governance approach includes the Board of Directors (the “Board”) and certain of its committees; the Management Committee and business line management of our broker-dealer subsidiary LPL Financial LLC ("LPL Financial"); the Risk Oversight Committee (the “ROC”) of LPL Financial and its subcommittees; the Policy Committee of LPL Financial; the Internal Audit Department of LPL Financial; and the Governance, Risk, and Compliance (“GRC”) Department of LPL Financial. We regularly reevaluate and, when necessary, modify our processes to improve the identification and escalation of risks and events.
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
Risk Oversight Committee of LPL Financial
The Audit Committee has mandated that the ROC oversee our risk management activities, including those of our subsidiaries. The Chief Risk Officer of LPL Financial serves as chair, and our Executive Vice President, Deputy General Counsel, Regulatory, serves as vice chair, of the ROC, which generally meets on a monthly basis with ad hoc meetings as necessary. Each member of the Management Committee of LPL Financial and all other Managing Directors serve on the ROC. Additional members of the Company’s senior management team are also included as ex-officio members, representing the key control areas of the Company. These individuals include, but are not limited to, the Chief Compliance Officer, Advisory; the Chief Information Security Officer; and the Chief Privacy Officer of LPL Financial. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries, and that the ROC thoroughly reviews significant matters relating to risk priorities, policies, control procedures and related exceptions, certain new and complex products and business arrangements, transactions with significant risk elements, and identified emerging risks.
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
Policy Committee
The Policy Committee oversees and is responsible for management of certain material policy issues for the Company. Its membership is comprised of a subset of the Management Committee, and currently includes the President, Managing Director, Legal & Government Relations, Managing Director, Chief Risk Officer, and Managing Director, Investment and Planning Solutions. The purpose of the Policy Committee is to centralize the review and decision-making process for certain material policy issues that may arise from time to time, including policy conflicts and potential conflicts that may arise from legal and regulatory requirements, business proposals, and practices throughout the Company as they relate to advisor-facing or public-facing issues. The Policy Committee is responsible for analyzing such issues, and either facilitating the policy decision or conflict resolution, or making the policy decision. The Policy Committee reports the results of its decisions or other resolutions to the Management Committee on a regular basis.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, there are no matters outstanding that would have a material adverse impact on our operations or financial condition. For a discussion of legal proceedings, see Note 9. Commitments and Contingencies, within the notes to unaudited condensed consolidated financial statements for disclosure of matters related to regulatory matters.
Item 1A. Risk Factors
There have been no material changes in the information regarding the Company’s risks, as set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2014 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases on a monthly basis during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
January 1, 2015 through January 31, 2015	679,772	$44.15	679,772	$62,927,151
February 1, 2015 through February 28, 2015	—	$—	—	$—
March 1, 2015 through March 31, 2015	—	$—	—	$—
January 1, 2015 through March 31, 2015	679,772	$44.15	679,772	$62,927,151
____________________

(1)	See Note 10. Stockholders' Equity, within the notes to unaudited condensed consolidated financial statements for additional information.

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

LPL Financial Holdings Inc.
Date:	April 30, 2015	By:	/s/ MARK S. CASADY
Mark S. Casady
Chairman and Chief Executive Officer

Date:	April 30, 2015	By:	/s/ THOMAS LUX
Thomas Lux
Acting Chief Financial Officer