Form 10-Q
period 2015-06-30
LPL Financial Holdings Inc.
filed 2015-08-05
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 31, 2015 was 95,262,247.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company's future financial and operating results, growth, business strategies and plans, liquidity, future share repurchases, and future dividends, including statements regarding future resolution of regulatory matters and related costs, income projections based on changes in interest rates, and projected savings and anticipated improvements to the Company's operating model, services, and technology as a result of its Service Value Commitment initiative or restructuring initiatives, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company's historical performance and its plans, estimates, and expectations as of August 5, 2015. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of brokerage and advisory assets; fluctuations in levels of net new advisory assets and the related impact on fee revenue; effects of competition in the financial services industry; changes in the number of the Company's financial advisors and institutions, and their ability to market effectively financial products and services; changes in interest rates and fees payable by banks participating in the Company's cash sweep program, including the Company's success in negotiating agreements with current or additional counterparties; changes in the growth of the Company’s fee-based business; the effect of current, pending, and future legislation, regulation, and regulatory actions, including disciplinary actions imposed by federal and state securities regulators and self-regulatory organizations; the costs of settling and remediating issues related to pending or future regulatory matters; execution of the Company's plans and its success in realizing the service improvements and efficiencies expected to result from its initiatives and programs, particularly its technological initiatives; the Company's success in negotiating and developing commercial arrangements with third-party services providers; the performance of third-party service providers on which the Company relies; the Company's ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company's 2014 Annual Report on Form 10-K, as may be amended or updated in our Quarterly Reports on Form 10-Q. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report, even if its estimates change, and you should not rely on statements contained herein as representing the Company's views as of any date subsequent to the date of this quarterly report.

ii

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES:
Commission	$509,689	$535,177	$1,033,088	$1,069,751
Advisory	344,884	330,394	686,996	657,647
Asset-based	125,072	118,537	245,704	233,211
Transaction and fee	97,811	91,625	199,506	181,610
Interest income, net of interest expense	5,177	4,791	9,755	9,552
Other	8,028	12,205	24,914	28,389
Total net revenues	1,090,661	1,092,729	2,199,963	2,180,160
EXPENSES:
Commission and advisory	736,854	751,662	1,478,101	1,496,205
Compensation and benefits	112,337	104,821	224,617	211,169
Promotional	26,684	29,729	62,376	56,912
Depreciation and amortization	26,732	23,818	52,798	46,099
Occupancy and equipment	21,315	21,798	42,197	43,879
Professional services	14,529	15,715	28,573	30,028
Brokerage, clearing and exchange	13,536	12,329	26,277	24,504
Communications and data processing	11,107	10,463	22,721	21,122
Restructuring charges	4,492	9,225	8,416	16,545
Other	25,822	29,094	57,944	49,235
Total operating expenses	993,408	1,008,654	2,004,020	1,995,698
Non-operating interest expense	13,163	12,914	27,178	25,754
Total expenses	1,006,571	1,021,568	2,031,198	2,021,452
INCOME BEFORE PROVISION FOR INCOME TAXES	84,090	71,161	168,765	158,708
PROVISION FOR INCOME TAXES	33,848	28,070	67,845	62,482
NET INCOME	$50,242	$43,091	$100,920	$96,226
EARNINGS PER SHARE (NOTE 12)
Earnings per share, basic	$0.52	$0.43	$1.05	$0.96
Earnings per share, diluted	$0.52	$0.42	$1.03	$0.94
Weighted-average shares outstanding, basic	95,724	100,244	96,136	100,756
Weighted-average shares outstanding, diluted	97,239	102,029	97,715	102,672
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET INCOME	$50,242	$43,091	$100,920	$96,226
Other comprehensive income, net of tax:
Unrealized (loss) gain on cash flow hedges, net of tax expense of ($93), $251, $194, and $926 for the three and six months ended June 30, 2015 and 2014, respectively	(175)	400	277	1,462
Reclassification adjustment for realized gain on cash flow hedges included in net income, net of tax expense of $143, $28, $228, and $28 for the three and six months ended June 30, 2015 and 2014, respectively	(228)	(45)	(363)	(45)
Total other comprehensive income, net of tax	(403)	355	(86)	1,417
TOTAL COMPREHENSIVE INCOME	$49,839	$43,446	$100,834	$97,643

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except par value)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$547,320	$412,332
Cash and securities segregated under federal and other regulations	399,875	568,930
Restricted cash	27,176	1,109
Receivables from:
Clients, net of allowance of $1,283 at June 30, 2015 and $1,245 at December 31, 2014	331,992	365,390
Product sponsors, broker-dealers, and clearing organizations	164,033	177,470
Others, net of allowance of $10,751 at June 30, 2015 and $8,379 at December 31, 2014	314,805	291,449
Securities owned:
Trading — at fair value	11,986	13,466
Held-to-maturity — at amortized cost	8,599	8,594
Securities borrowed	5,603	5,035
Income taxes receivable	9,355	84
Fixed assets, net of accumulated depreciation and amortization of $304,879 at June 30, 2015 and $288,834 at December 31, 2014	237,116	214,154
Debt issuance costs, net of accumulated amortization of $13,190 at June 30, 2015 and $11,724 at December 31, 2014	11,775	13,241
Goodwill	1,365,838	1,365,838
Intangible assets, net of accumulated amortization of $323,673 at June 30, 2015 and $305,154 at December 31, 2014	411,097	430,704
Other assets	195,950	183,197
Total assets	$4,042,520	$4,050,993
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$133,579	$180,099
Payables to clients	617,763	652,714
Payables to broker-dealers and clearing organizations	38,952	45,427
Accrued commission and advisory expenses payable	134,364	146,504
Accounts payable and accrued liabilities	304,883	289,426
Unearned revenue	82,991	64,482
Securities sold, but not yet purchased — at fair value	1,735	302
Senior secured credit facilities	1,693,838	1,634,258
Leasehold financing obligation	26,337	—
Deferred income taxes, net	64,990	66,181
Total liabilities	3,099,432	3,079,393
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 119,046,228 shares issued at June 30, 2015 and 118,234,552 shares issued at December 31, 2014	119	118
Additional paid-in capital	1,390,594	1,355,085
Treasury stock, at cost — 23,831,516 shares at June 30, 2015 and 21,089,882 shares at December 31, 2014	(897,270)	(780,661)
Accumulated other comprehensive income	851	937
Retained earnings	448,794	396,121
Total stockholders’ equity	943,088	971,600
Total liabilities and stockholders’ equity	$4,042,520	$4,050,993
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2013	117,112	$117	$1,292,374	15,216	$(506,205)	$115	$313,570	$1,099,971
Net income and other comprehensive income, net of tax expense						1,417	96,226	97,643
Issuance of common stock to settle restricted stock units, net	35	1		11	(600)			(599)
Treasury stock purchases				2,458	(125,010)			(125,010)
Cash dividends on common stock							(48,109)	(48,109)
Stock option exercises and other	884		21,572	(19)	700		60	22,332
Share-based compensation			15,609					15,609
Excess tax benefits from share-based compensation			6,755					6,755
BALANCE — June 30, 2014	118,031	$118	$1,336,310	17,666	$(631,115)	$1,532	$361,747	$1,068,592

BALANCE — December 31, 2014	118,235	$118	$1,355,085	21,090	$(780,661)	$937	$396,121	$971,600
Net income and other comprehensive income, net of tax expense						(86)	100,920	100,834
Issuance of common stock to settle restricted stock units, net	116	1		41	(1,849)			(1,848)
Treasury stock purchases				2,731	(115,824)			(115,824)
Cash dividends on common stock							(48,274)	(48,274)
Stock option exercises and other	695		18,651	(30)	1,064		27	19,742
Share-based compensation			15,850					15,850
Excess tax benefits from share-based compensation			1,008					1,008
BALANCE — June 30, 2015	119,046	$119	$1,390,594	23,832	$(897,270)	$851	$448,794	$943,088
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,920	$96,226
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	52,798	46,099
Amortization of debt issuance costs	1,466	2,160
Share-based compensation	15,850	15,609
Excess tax benefits related to share-based compensation	(1,855)	(6,842)
Provision for bad debts	1,269	860
Deferred income tax provision	(1,157)	792
Loan forgiveness	17,904	12,950
Other	4,414	1,262
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	169,055	104,126
Receivables from clients	33,360	19,271
Receivables from product sponsors, broker-dealers, and clearing organizations	13,437	729
Receivables from others	(42,935)	(17,773)
Securities owned	1,240	(1,929)
Securities borrowed	(568)	(2,448)
Other assets	(16,404)	(25,853)
Drafts payable	(46,520)	(42,807)
Payables to clients	(34,951)	(17,639)
Payables to broker-dealers and clearing organizations	(6,475)	(11,323)
Accrued commission and advisory expenses payable	(12,140)	1,078
Accounts payable and accrued liabilities	16,472	(36,777)
Income taxes receivable/payable	(7,416)	(18,420)
Unearned revenue	18,509	(2,739)
Securities sold, but not yet purchased	1,433	(131)
Net cash provided by operating activities	$277,706	$116,481

Continued on following page

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(31,876)	$(45,923)
Proceeds from disposal of fixed assets	—	1,059
Purchase of securities classified as held-to-maturity	(1,506)	—
Proceeds from maturity of securities classified as held-to-maturity	1,500	3,500
Deposits of restricted cash	(26,676)	—
Release of restricted cash	609	138
Net cash used in investing activities	(57,949)	(41,226)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facility	65,000	—
Repayment of senior secured credit facilities	(5,420)	(5,419)
Payment of contingent consideration	—	(3,300)
Tax payments related to settlement of restricted stock units	(1,848)	(599)
Repurchase of common stock	(115,824)	(125,010)
Dividends on common stock	(48,274)	(48,109)
Excess tax benefits related to share-based compensation	1,855	6,842
Proceeds from stock option exercises and other	19,742	22,332
Net cash used in financing activities	(84,769)	(153,263)
NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	134,988	(78,008)
CASH AND CASH EQUIVALENTS — Beginning of period	412,332	516,584
CASH AND CASH EQUIVALENTS — End of period	$547,320	$438,576
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$25,457	$25,973
Income taxes paid	$77,282	$83,855
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$7,082	$12,904
Fixed assets acquired under build-to-suit lease	$—	$8,114
Finance obligation related to real estate projects	$26,337	$—

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
The Company’s significant accounting policies are included in Note 2. Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to these accounting policies during the first six months of 2015.
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
Restricted Cash
Restricted cash primarily represents cash restricted for use by the Company’s captive insurance subsidiary.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness. The Company carries its held-to-maturity securities and indebtedness at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 4. Fair Value Measurements, for additional detail regarding the Company’s fair value measurements. As of June 30, 2015, the carrying amount and fair value of the Company’s indebtedness was approximately $1,693.8 million and $1,698.6 million, respectively. As of December 31, 2014, the carrying amount and fair value was approximately $1,634.3 million and $1,620.8 million, respectively.
Leasehold Financing Obligation
The Company is involved with the construction of a building in Fort Mill, South Carolina and has determined that it has substantially all of the risks of ownership during construction of the leased property. Accordingly, from an accounting perspective, the Company is deemed to be the owner of the construction project. As such, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the building under construction in fixed assets, net and the related financing obligation in leasehold financing obligations on the unaudited condensed consolidated statement of financial condition. Once construction is complete, the Company determines if the asset qualifies for sale-leaseback accounting treatment.
Recently Issued Accounting Pronouncements
There are no recently issued accounting pronouncements that would materially impact the Company's condensed consolidated statements of income, comprehensive income, financial condition, or cash flows.
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
The following table summarizes the balance of accrued expenses and the changes in the accrued amounts for the Program as of and for the six months ended June 30, 2015 (in thousands):

	Accrued Balance at December 31, 2014	Costs Incurred	Payments	Accrued Balance at June 30, 2015	Cumulative Costs Incurred to Date	Total Expected Restructuring Costs
Outsourcing and other related costs	$—	$1,298	$(1,298)	$—	$22,786	$23,500
Technology transformation costs	4,458	297	(4,000)	755	30,215	30,300
Employee severance obligations and other related costs	1,999	1,837	(1,794)	2,042	10,722	13,400
Asset impairments	—	—	—	—	842	842
Total	$6,457	$3,432	$(7,092)	$2,797	$64,565	$68,042
In February 2015, the Company committed to a course of action to restructure the business of its subsidiary, Fortigent Holdings Company, Inc. (together with its subsidiaries, “Fortigent”). The Company acquired Fortigent, which provides outsourced wealth management solutions, in April 2012. The intention of the restructuring plan is to migrate Fortigent’s operations from Rockville, Maryland to the Company’s office in Charlotte, North Carolina, simplify and improve the efficiency of Fortigent’s existing service offerings, and position Fortigent to capitalize on the Company's future technology investments and service offerings for financial institutions and advisors focused on high-net-worth clients.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the balance of accrued expenses and the changes in the accrued amounts for the Fortigent restructuring as of and for the six months ended June 30, 2015 (in thousands):

	Costs Incurred	Payments	Non-cash	Accrued Balance at June 30, 2015	Cumulative Costs Incurred to Date	Total Expected Restructuring Costs
Employee severance obligations and other related costs	$2,219	$(639)	$—	$1,580	$2,219	$4,500
Relocation and related costs	1,758	(1,188)	—	570	1,758	2,000
Lease restructuring charges	—	—	—	—	—	1,300
Asset impairments	433	(433)	—	—	433	1,200
Total	$4,410	$(2,260)	$—	$2,150	$4,410	$9,000
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the six months ended June 30, 2015.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At June 30, 2015, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At June 30, 2015, the Company did not adjust prices received from the independent third-party pricing services.
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
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$8,234	$—	$—	$8,234
Securities owned — trading:
Money market funds	262	—	—	262
Mutual funds	7,333	—	—	7,333
Equity securities	60	—	—	60
Debt securities	—	21	—	21
U.S. treasury obligations	4,310	—	—	4,310
Total securities owned — trading	11,965	21	—	11,986
Other assets	98,804	4,100	—	102,904
Total assets at fair value	$119,003	$4,121	$—	$123,124
Liabilities
Securities sold, but not yet purchased:
Equity securities	$42	$—	$—	$42
Debt securities	—	1,693	—	1,693
Total securities sold, but not yet purchased	42	1,693	—	1,735
Accounts payable and accrued liabilities	—	—	527	527
Total liabilities at fair value	$42	$1,693	$527	$2,262

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
The amortized cost, gross unrealized gain or loss, and fair value of securities held-to-maturity were as follows (in thousands):

	June 30, 2015	December 31, 2014
Amortized cost	$8,599	$8,594
Gross unrealized gain (loss)	2	(14)
Fair value	$8,601	$8,580

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2015, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$4,098	$4,001	$500	$8,599
U.S. government notes — at fair value	$4,103	$4,004	$494	$8,601
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
To mitigate foreign currency risk arising from these annual anniversary events, the Company entered into four non-deliverable foreign currency contracts, all of which have been designated as cash flow hedges. The first cash flow hedge, with a notional amount of 560.4 million INR, or $8.5 million, settled in June 2014. The Company received a settlement of $1.0 million, which was reclassified out of accumulated other comprehensive income and recognized in net income ratably over the 12-month period ending May 31, 2015 to match the timing of the underlying hedged item. The second cash flow hedge, with a notional amount of 560.4 million INR, or $8.1 million, settled in June 2015. The Company received a settlement of $0.7 million, which will be reclassified out of accumulated other comprehensive income and recognized in net income ratably over a 12-month period ending May 31, 2016 to match the timing of the underlying hedged item.
The details related to the remaining non-deliverable foreign currency contracts at June 30, 2015 are as follows (in millions, except foreign exchange rate):

	Settlement Date	Hedged Notional Amount (INR)	Contractual INR/USD Foreign Exchange Rate	Hedged Notional Amount (USD)
Cash flow hedge #3	6/2/2016	560.4	72.21	7.8
Cash flow hedge #4	6/2/2017	560.4	74.20	7.5
Total hedged amount				$15.3
The fair value of the derivative instruments, included in other assets in the unaudited condensed consolidated statements of financial condition, were as follows (in thousands):

	June 30, 2015	December 31, 2014
Cash flow hedges	$914	$1,179
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

8.    Debt
Senior Secured Credit Facilities — In October 2014, the Company entered into the Second Amendment, Extension and Incremental Assumption Agreement (“Credit Agreement”) with its wholly owned subsidiary, LPL Holdings, Inc., and the other parties thereto. The Credit Agreement includes a term loan A (“Term Loan A”), a term loan B (“Term Loan B”), and a revolving credit facility (“Revolving Credit Facility”), which has a borrowing capacity of $400.0 million.
The Company’s outstanding borrowings were as follows (dollars in thousands):

		June 30, 2015		December 31, 2014
Senior Secured Credit Facilities	Maturity	Balance	Interest Rate	Balance	Interest Rate
Revolving Credit Facility	9/30/2019	$175,000	3.87%	$110,000	4.75%
Senior secured term loans:
Term Loan A	9/30/2019	459,375	2.69%	459,375	2.67%
Term Loan B	3/29/2019	1,059,463	3.25%	1,064,883	3.25%
Total borrowings		1,693,838		1,634,258
Less current portion		185,839		120,839
Long-term borrowings — net of current portion		$1,507,999		$1,513,419
As of June 30, 2015, the Company also had $18.0 million of irrevocable letters of credit, with an applicable interest rate margin of 2.50%, which were supported by the Revolving Credit Facility.
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of June 30, 2015, the Company was in compliance with such covenants.
Bank Loans Payable — The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200 million limit, and allows for both collateralized and uncollateralized borrowings. The lines have not been utilized in 2015 and were not utilized in 2014; therefore, there were no balances outstanding at June 30, 2015 or December 31, 2014.
9.    Commitments and Contingencies
Leases
The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $6.6 million and $8.2 million for the three months ended June 30, 2015 and 2014, respectively, and $13.2 million and $17.0 million for the six months ended June 30, 2015 and 2014, respectively.
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These unfunded commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no such significant unfunded commitments at June 30, 2015.
Legal & Regulatory Matters
Assessing the probability of a loss occurring and the amount of any loss related to a legal proceeding or regulatory matter is inherently difficult. The Company exercises significant and complex judgments to make certain estimates presented in its consolidated financial statements, and there are particular uncertainties and complexities involved when assessing the potential outcomes of legal proceedings and regulatory matters. The Company's assessment process considers a variety of factors and assumptions, which may include the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts; potential opportunities for settlement and the status of any settlement discussions; as well as the potential for insurance coverage and indemnification, if available. The Company monitors these factors and assumptions for new developments and re-assesses the likelihood that a loss will occur and the estimated range or amount of loss, if those amounts can be reasonably determined. The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated. The Company’s accruals at June 30, 2015, include estimated costs for regulatory matters generally relating to the adequacy of the Company’s compliance and supervisory systems and procedures and other controls, for which the Company believes losses are both probable and reasonably estimable. When it is not probable but at least reasonably possible that a loss has been incurred, a disclosure of fact is made when the underlying loss or range of losses can also be reasonably estimated. The Company estimates that, as of June 30, 2015, exposure to those losses could range from $0 to $8 million in excess of the accrued liability, if any, related to those matters. Due to the inherent unpredictability of such matters, the Company may have exposure to losses that are not yet predictable or cannot yet be reasonably estimated in addition to those amounts that have been accrued or disclosed.
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
Self-Insurance Liabilities
The Company has self-insurance for certain potential liabilities, including various errors and omissions liabilities, through a wholly-owned captive insurance subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends. As of June 30, 2015, these self-insurance liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheet. Self-insurance related charges are included in other expenses in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2015.
Other Commitments
As of June 30, 2015, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $354.5 million, which it can re-pledge, loan, or sell. Of these securities, approximately $31.4 million were client-owned securities pledged to the Options Clearing Corporation as collateral

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

to secure client obligations related to options positions. As of June 30, 2015 there were no restrictions that materially limited the Company's ability to re-pledge, loan, or sell the remaining $323.1 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $4.3 million and $4.0 million pledged to clearing organizations at June 30, 2015 and December 31, 2014, respectively.
The Company is involved in a build-to-suit lease arrangement in Fort Mill, South Carolina, under which it serves as the construction agent on behalf of the landlord. Under such arrangement, the Company has obligations to fund cost over-runs in its capacity as the construction agent, and accordingly has determined that under lease accounting standards it bears substantially all of the risks and rewards of ownership as measured under GAAP. The Company is therefore required to report the landlord's costs of construction on its balance sheet as a fixed asset during the construction period as if the Company owned such asset. As of June 30, 2015, the Company has recorded $26.3 million in fixed assets in connection with this arrangement and an equal and off-setting leasehold financing obligation on the unaudited condensed consolidated statement of financial condition.
10.    Stockholders' Equity
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Board of Directors as well as certain limits under the Company's credit facilities. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows for the periods indicated (in millions, except per share data):

	2015		2014
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$24.2	$0.24	$24.1
Second quarter	$0.25	$24.1	$0.24	$24.0
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
For the three months ended June 30, 2015 and 2014, the Company had the following activity under its approved share repurchase programs (in millions, except share and per share data):

			Three Months Ended June 30,
			2015			2014
Approval Date	Authorized Repurchase Amount	Amount Remaining at June 30, 2015	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)
February 10, 2014	$150.0	$—	—	$—	$—	535,210	$46.73	$25.0
October 1, 2014	$150.0	$—	1,513,490	$41.60	$63.0	—	$—	$—
April 28, 2015	$200.0	$177.2	537,922	$42.48	$22.8	—	$—	$—
		$177.2	2,051,412	$41.83	$85.8	535,210	$46.73	$25.0
_________________________

(1)	Included in the total cost of shares purchased is a commission fee of $0.02 per share.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2015 and 2014, the Company had the following activity under its approved share repurchase programs (in millions, except share and per share data):

			Six Months Ended June 30,
			2015			2014
Approval Date	Authorized Repurchase Amount	Amount Remaining at June 30, 2015	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost(1)	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost(1)
May 28, 2013	$200.0	$—	—	$—	$—	1,306,288	$52.00	$67.9
February 10, 2014	$150.0	$—	—	$—	$—	1,151,998	$49.55	$57.1
October 1, 2014	$150.0	$—	2,193,262	$42.39	$93.0	—	$—	$—
April 28, 2015	$200.0	$177.2	537,922	$42.48	$22.8	—	$—	$—
		$177.2	2,731,184	$42.41	$115.8	2,458,286	$50.85	$125.0
_________________________

(1)	Included in the total cost of shares purchased is a commission fee of $0.02 per share.
See Note 14. Related Party Transactions, for details regarding the repurchase of shares from related parties in 2014.
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
In November 2010, the Company adopted a 2010 Omnibus Equity Incentive Plan (as amended and restated in May 2015, the “2010 Plan”), which provides for the granting of stock options, warrants, restricted stock awards, restricted stock units, and other equity-based compensation. The 2010 Plan serves as the successor to the 2005 Stock Option Plan for Incentive Stock Options, the 2005 Stock Option Plan for Non-qualified Stock Options, the 2008 Advisor and Institution Incentive Plan, the 2008 Stock Option Plan, and the Director Restricted Stock Plan (collectively, the “Predecessor Plans”). Upon adoption of the 2010 Plan, awards were no longer made under the Predecessor Plans; however, awards previously granted under the Predecessor Plans remain outstanding until exercised or forfeited.
There are 20,055,945 shares authorized for grant under the 2010 Plan. As of June 30, 2015, there were 5,462,060 shares reserved for issuance upon exercise or conversion of outstanding awards granted under the 2010 Plan and 12,918,506 shares remaining available for future issuance.
Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee and officer stock options that have been granted during the six months ended June 30, 2015:

Expected life (in years)	5.30
Expected stock price volatility	25.78%
Expected dividend yield	2.30%
Risk-free interest rate	1.58%
Fair value of options	$8.83

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of each stock option or warrant awarded to advisors and financial institutions is estimated on the date of the grant and revalued at each reporting period using the Black-Scholes valuation model with the following weighted-average assumptions used during the six months ended June 30, 2015:

Expected life (in years)	6.39
Expected stock price volatility	25.57%
Expected dividend yield	2.32%
Risk-free interest rate	2.05%
Fair value of options	$16.41
The following table summarizes the Company’s stock option and warrant activity for the six months ended June 30, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2014	6,287,410	$31.59
Granted	1,117,634	$45.58
Exercised	(663,522)	$28.11
Forfeited	(375,524)	$38.79
Outstanding — June 30, 2015	6,365,998	$33.99	6.54	$79,594
Exercisable — June 30, 2015	3,605,127	$29.33	5.23	$61,850
The following table summarizes information about outstanding stock options and warrants at June 30, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$18.04 - $23.02	1,150,974	$21.39	3.94	1,150,974	$21.39
$23.41 - $30.00	1,350,028	$28.24	5.41	878,749	$27.96
$31.60 - $32.33	1,199,189	$31.88	7.17	631,094	$31.91
$34.01 - $39.60	1,012,285	$34.59	5.68	753,158	$34.48
$45.55 - $54.81	1,653,522	$48.61	9.34	191,152	$54.70
	6,365,998	$33.99	6.54	3,605,127	$29.33
The Company recognizes share-based compensation for stock options awarded to employees, officers, and directors based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized share-based compensation related to the vesting of these awards of $4.3 million and $3.8 million during the three months ended June 30, 2015 and 2014, respectively, and $8.3 million and $7.6 million during the six months ended June 30, 2015 and 2014, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of June 30, 2015, total unrecognized compensation cost related to non-vested stock options granted to employees, officers, and directors was $18.2 million, which is expected to be recognized over a weighted-average period of 1.98 years.
The Company recognizes share-based compensation for stock options and warrants awarded to its advisors and to financial institutions based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $1.1 million and $1.6 million during the three months ended June 30, 2015 and 2014, respectively, and $1.8 million and $4.8 million for during the six months ended June 30, 2015 and 2014,

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of June 30, 2015, total unrecognized compensation cost related to non-vested stock options and warrants granted to advisors and financial institutions was $6.2 million, which is expected to be recognized over a weighted-average period of 1.93 years.
Restricted Stock
The following summarizes the Company’s activity in its restricted stock awards and restricted stock units for the six months ended June 30, 2015:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2014	33,634	$42.78	546,725	$43.34
Granted	31,847	$41.42	325,032	$42.06
Vested	(18,832)	$37.66	(116,307)	$39.47
Forfeited	—	$—	(54,306)	$45.45
Nonvested at June 30, 2015	46,649	$43.92	701,144	$43.23
The Company recognizes share-based compensation for restricted stock awards and restricted stock units granted to its employees, officers, and directors based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized $2.4 million and $1.5 million of share-based compensation related to the vesting of these restricted stock awards and restricted stock units during the three months ended June 30, 2015 and 2014, respectively, and $4.4 million and $2.7 million during the six months ended June 30, 2015 and 2014, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of June 30, 2015, total unrecognized compensation cost for restricted stock awards and restricted stock units granted to employees, officers, and directors was $14.2 million, which is expected to be recognized over a weighted-average remaining period of 2.12 years.
In the second quarter of 2014, the Company began granting restricted stock units to its advisors and to financial institutions. The Company recognizes share-based compensation for restricted stock units granted to its advisors and to financial institutions based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $0.7 million and $0.2 million related to the vesting of these restricted stock units during the three months ended June 30, 2015 and 2014, respectively, and $1.1 million and $0.2 million during the six months ended June 30, 2015 and 2014, respectively, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of June 30, 2015, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $8.1 million, which is expected to be recognized over a weighted-average remaining period of 2.49 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

12.    Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. The calculation of basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$50,242	$43,091	$100,920	$96,226

Basic weighted-average number of shares outstanding	95,724	100,244	96,136	100,756
Dilutive common share equivalents	1,515	1,785	1,579	1,916
Diluted weighted-average number of shares outstanding	97,239	102,029	97,715	102,672

Basic earnings per share	$0.52	$0.43	$1.05	$0.96
Diluted earnings per share	$0.52	$0.42	$1.03	$0.94
The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the three months ended June 30, 2015 and 2014, stock options, warrants, and restricted stock units representing common share equivalents of 2,499,426 shares and 1,510,813 shares, respectively, were anti-dilutive. For the six months ended June 30, 2015 and 2014, stock options, warrants, and restricted stock units representing common share equivalents of 2,342,576 shares and 1,282,968 shares, respectively, were anti-dilutive.
13.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 35.0%, primarily as a result of state taxes, settlement contingencies, and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 40.3% and 39.4% for the three months ended June 30, 2015 and 2014. The change between periods is due to the release of accruals for uncertain tax positions in 2014 due to completion of state tax audits.
The effective tax rates for the six months ended June 30, 2015 and 2014 were 40.2% and 39.4%, respectively. The change between periods is due to the release of accruals for uncertain tax positions in 2014 due to completion of state tax audits and a decrease in the number of incentive stock options exercised in 2015 compared to the same period in 2014.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
14.    Related Party Transactions
The Company has related party transactions with TPG Capital, one of the Company's significant stockholders, certain portfolio companies of TPG Capital, and the LPL Financial Foundation. During the six months ended June 30, 2015 and 2014, the Company recognized revenue for services provided to these related parties of $0.6 million and $0.4 million, respectively. During the six months ended June 30, 2015 and 2014, the Company incurred expenses for services provided by TPG Capital and certain of its portfolio companies of $2.3 million and $0.5 million, respectively. As of June 30, 2015 and 2014, receivables from related parties were $0.2 million and $0.1 million, respectively, and payables to related parties were $0.3 million and less than $0.1 million, respectively.
In February 2014, the Company entered into a share repurchase agreement with an investment fund associated with TPG Capital, pursuant to which the Company repurchased 1.9 million shares of its common stock at a price of $52.00 per share, for total consideration of $100.0 million.

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
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $136.0 million with a minimum net capital requirement of $6.4 million as of June 30, 2015.
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
As of June 30, 2015 and December 31, 2014, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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
17.    Subsequent Events
On July 31, 2015, the Board of Directors declared a cash dividend of $0.25 per share on the Company's outstanding common stock to be paid on August 28, 2015 to stockholders of record on August 17, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
We are the nation's largest independent broker-dealer, a top custodian for registered investment advisors (“RIAs”), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 14,100 independent financial advisors, including financial advisors at more than 700 financial institutions (our “advisors”) across the country, enabling them to provide their retail investors (“clients”) with objective financial advice through a lower conflict model. We also support approximately 4,300 financial advisors who are affiliated and licensed with insurance companies that use our customized clearing, advisory platforms, and technology solutions.
Through our advisors, we are one of the largest distributors of financial products and services in the United States, and we believe we have the fifth-largest overall advisor base in the United States.
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
Executive Summary
Asset Growth Trends
Net new advisory assets, which exclude the impact of market movement, were $4.3 billion and $9.5 billion for the three and six months ended June 30, 2015, compared to $4.2 billion and $8.7 billion in the same period in 2014, primarily driven by advisor productivity growth and solid recruiting of independent RIAs that conduct their advisory business through separate entities (“Hybrid RIAs”) operating pursuant to the Investment Advisers Act of 1940 or through their respective states' investment advisory licensing rules, rather than through LPL Financial. LPL Financial's Hybrid RIA platform provides an integrated offering of technology, clearing, compliance, and custody services to Hybrid RIAs.
Assets managed or serviced by advisors associated with Hybrid RIAs, grew 36.4% to $111.6 billion as of June 30, 2015, representing 359 Hybrid RIAs, compared to $81.8 billion and 282 Hybrid RIAs as of June 30, 2014.
Gross Profit Growth
Key contributors to second quarter gross profit growth included:

•	$20.3 billion increase in total advisory and brokerage assets since June 30, 2014

•	$18.4 billion in net new advisory assets since June 30, 2014

•	290 net new advisors added since June 30, 2014
Cash Sweep Program Performance
Revenue generated from our cash sweep programs declined 8.9% to $22.6 million in the second quarter of 2015 compared to $24.8 million in the same period in 2014. This decline was primarily driven by a step-down of 13 basis points in our insured cash account (“ICA”) program fee, offset by 4 basis points of improvement in average effective federal funds rate and an increase in cash sweep balances of $1.5 billion.
Progress on a number of regulatory matters
In the second quarter of 2015, we recognized $6.7 million in charges for regulatory-related matters, including in connection with the continued resolution of regulatory matters.

Capital Management Activity
We spent $85.8 million in the second quarter of 2015 to buy back 2.1 million shares of our common stock, at an average price per share of $41.83. Since our initial public offering in 2010 and through June 30, 2015, we spent $898.3 million to repurchase 23.9 million shares, at an average price per share of $37.62.
Our Board of Directors (the "Board") declared a quarterly cash dividend of $0.25 per share of our common stock, to be paid on August 28, 2015, to all shareholders of record as of August 17, 2015. The declarations of any future quarterly dividends, as well as the timing of record and payment dates, remain subject to approval by the Board.
At the end of the second quarter, we had $177.2 million of capacity remaining in our Board-approved share repurchase plan.
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

The table below summarizes the sources of our revenue, the primary drivers of each revenue source, and the percentage of each revenue source that represents recurring revenue:

			Six Months Ended June 30, 2015
	Sources of Revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commission	- Transactions - Brokerage asset levels	$1,033	47%	47%
	Advisory	- Advisory asset levels	$687	31%	99%
Attachment revenue retained by us	Asset-Based - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Client asset levels - Number of accounts	$246	11%	98%
	Transaction and Fee - Transactions - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Number of premium technology subscribers	$199	9%	64%
	Other	- Margin account balances - Alternative investment transactions	$35	2%	34%
	Total Net Revenue		$2,200	100%
	Total Recurring Revenue		$1,549	70%

How We Evaluate Our Business
We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our business and key financial metrics are as follows:

	June 30,
	2015	2014	% Change
Business Metrics
Advisors(1)	14,130	13,840	2.1%
Advisory and brokerage assets (in billions)(2)	$485.7	$465.4	4.4%
Advisory assets under custody (in billions)(2)(3)	$186.8	$167.3	11.7%
Net new advisory assets (in billions)(4)	$9.5	$8.7	9.2%
Insured cash account balances (in billions)(2)	$17.5	$16.1	8.7%
Money market account balances (in billions)(2)	$6.8	$6.7	1.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Financial Metrics
Revenue growth from prior period	(0.2)%	7.2%	0.9%	9.4%
Recurring revenue as a % of net revenue	71.7%	67.6%	70.4%	67.1%
Net income (in millions)	$50.2	$43.1	$100.9	$96.2
Earnings per share (diluted)	$0.52	$0.42	$1.03	$0.94
Non-GAAP Measures:
Gross profit (in millions)(5)	$340.3	$328.7	$695.6	$659.5
Gross profit growth from prior period	3.5%	7.5%	5.5%	8.0%
Gross profit as a % of net revenue	31.2%	30.1%	31.6%	30.2%
Adjusted EBITDA (in millions)	$135.4	$128.2	$270.5	$269.7
Adjusted EBITDA as a % of net revenue	12.4%	11.7%	12.3%	12.4%
Adjusted EBITDA as a % of gross profit	39.8%	39.0%	38.9%	40.9%
Adjusted Earnings (in millions)	$63.2	$61.8	$126.4	$132.8
Adjusted Earnings per share (diluted)	$0.65	$0.61	$1.29	$1.29
________________________________

(1)	Advisors are defined as those independent financial advisors and financial advisors at financial institutions who are licensed to do business with our broker-dealer subsidiary.

(2)
Advisory and brokerage assets are comprised of assets that are custodied, networked, and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Insured cash account and money market account balances are also included in advisory and brokerage assets. Set forth below are other client assets at June 30, 2015 and 2014, including retirement plan assets and certain trust and high-net-worth assets, that are custodied with third-party providers and therefore excluded from advisory and brokerage assets (in billions):

	June 30,
	2015	2014
Retirement plan assets(a)	$86.4	$73.0
Trust assets	$1.1	$3.0
High-net-worth assets	$92.8	$79.6
_____________________________

(a)
Retirement plan assets are held in retirement plans that are supported by advisors licensed with LPL Financial. At June 30, 2015 and 2014, our retirement plan assets represent assets that are custodied with 37 third-party providers and 34 third-party providers, respectively, of retirement plan administrative services who provide reporting feeds. We estimate the total assets in retirement plans supported to be between $120.0 billion and $130.0 billion at June 30, 2015 and between $110.0 billion and $120.0 billion at June 30, 2014. If we receive reporting feeds in the future from providers for whom we do not currently receive feeds, we intend to include and identify such additional assets in this metric. Such additional feeds since June 30, 2014, accounted for $0.6 billion of the $13.4 billion increase in retirement plan assets.

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

We use Adjusted EBITDA:

•	as a measure of operating performance;

•	for planning purposes, including the preparation of budgets and forecasts;

•	to allocate resources to enhance the financial performance of our business;

•	to evaluate the effectiveness of our business strategies;

•	in communications with our Board concerning our financial performance; and

•	as a factor in determining employee and executive bonuses.
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
Set forth below is a reconciliation from our net income to Adjusted EBITDA, a non-GAAP measure, for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$50,242	$43,091	$100,920	$96,226
Non-operating interest expense	13,163	12,914	27,178	25,754
Provision for income taxes	33,848	28,070	67,845	62,482
Amortization of intangible assets	9,536	9,696	19,173	19,412
Depreciation and amortization of fixed assets	17,196	14,122	33,625	26,687
EBITDA	123,985	107,893	248,741	230,561
EBITDA Adjustments:
Employee share-based compensation expense(1)	6,805	5,426	12,963	10,537
Acquisition and integration related expenses(2)	(19)	733	66	1,092
Restructuring and conversion costs(3)	4,519	9,377	8,407	16,648
Other(4)	111	4,770	317	10,838
Total EBITDA Adjustments	11,416	20,306	21,753	39,115
Adjusted EBITDA	$135,401	$128,199	$270,494	$269,676
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

(3)
Represents organizational restructuring charges, conversion, and other related costs primarily resulting from the expansion of our Service Value Commitment initiative. Results for the three and six months ended June 30, 2015 also include charges related to the restructuring of the business of our subsidiary, Fortigent Holdings Company, Inc. (together with its subsidiaries, "Fortigent").

(4)
Results for the three and six months ended June 30, 2014 include approximately $3.9 million and $9.2 million, respectively, in parallel rent, property tax, fixed asset disposals, and common area maintenance expenses incurred in connection with our relocation to our San Diego office building. Also included in the results for each of the three and six months ended June 30, 2014 are $0.5 million in losses on equity investments.

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
The following table sets forth a reconciliation of net income to the non-GAAP measures Adjusted Earnings and Adjusted Earnings per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$50,242	$43,091	$100,920	$96,226
After-Tax:
EBITDA Adjustments
Employee share-based compensation expense(1)	4,309	3,594	8,328	7,112
Acquisition and integration related expenses	(11)	450	41	670
Restructuring and conversion costs	2,775	5,758	5,162	10,222
Other	68	2,929	195	6,655
Total EBITDA Adjustments	7,141	12,731	13,726	24,659
Amortization of intangible assets	5,855	5,953	11,772	11,919
Adjusted Earnings	$63,238	$61,775	$126,418	$132,804
Adjusted Earnings per share(2)	$0.65	$0.61	$1.29	$1.29
Weighted-average shares outstanding — diluted	97,239	102,029	97,715	102,672
__________________

(1)
Generally, EBITDA Adjustments and amortization of intangible assets have been tax effected using a federal rate of 35.0% and the applicable effective state rate, which was 3.6%, net of the federal tax benefit, for the periods ended June 30, 2015 and 2014, respectively, except for the impact of incentive stock options granted to employees that qualify for preferential tax treatment and conversely for which we do not receive a tax deduction.

(2)
Represents Adjusted Earnings, a non-GAAP measure, divided by weighted-average number of shares outstanding on a fully diluted basis. Set forth below is a reconciliation of earnings per share on a fully diluted basis, as calculated in accordance with GAAP, to Adjusted Earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings per share — diluted	$0.52	$0.42	$1.03	$0.94
After-Tax:
EBITDA Adjustments per share	0.07	0.13	0.14	0.24
Amortization of intangible assets per share	0.06	0.06	0.12	0.11
Adjusted Earnings per share	$0.65	$0.61	$1.29	$1.29
Regulatory Matters
As a regulated entity, we are subject to regulatory oversight and inquiries related to, among other items, our compliance and supervisory systems and procedures and other controls, as well as our disclosures, supervision and reporting. The ongoing environment of additional regulation, increased regulatory compliance obligations, and enhanced regulatory enforcement has resulted in additional operational and compliance costs, as well as increased costs in the form of fines, restitution, and remediation related to regulatory matters. In the ordinary course of business, we periodically identify or become aware of purported inadequacies, deficiencies, and other issues. It is our policy to evaluate these matters for potential securities law or regulatory violations, and other potential compliance issues. It is also our policy to self-report known violations and issues as required by applicable law and regulation. When deemed probable that matters may result in financial losses, the we accrue for those losses based on an estimate of possible fines, customer restitution, and losses related to the repurchase of sold securities and other losses, as applicable. Our ability to estimate such costs may vary based on the current stage of evaluation and status of discussion with regulators, as applicable.
Our accruals at June 30, 2015 include estimated costs for significant regulatory matters, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable. One of the matters relates to sales of certain securities over several years, and our accrual at June 30, 2015 includes an estimate for the loss we expect to incur in resolving this matter including if we were to repurchase certain affected securities at their original sales prices.
The outcome of regulatory matters could result in legal liability, regulatory fines, or monetary penalties in excess of our accruals, which could have a material adverse effect on our business, results of operations, cash flows, or financial condition. For more information on management’s loss contingency policies, see Note 9. Commitments and Contingencies, to the condensed consolidated financial statements.
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
As of June 30, 2015, we have incurred $64.6 million of costs related to outsourcing and other related costs, technology transformation costs, employee severance obligations, and other related costs, as well as non-cash charges for impairment of certain fixed assets related to internally developed software. The Program is expected to be completed in 2015, and we estimate total charges to be approximately $68.0 million. See Note 3. Restructuring, within the notes to unaudited condensed consolidated financial statements for additional information regarding the Program.
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
Acquisitions, Integrations, and Divestitures
From time to time we undertake acquisitions or divestitures outside the ordinary course of business based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. There have been no material acquisitions, integrations, or divestitures during the six months ended June 30, 2015. See our 2014 Annual Report on Form 10-K for 2014 activity.
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors, primarily in the United States. One of these factors is the current and expected future level of short-term interest rates, particularly overnight rates. At its June policy meeting, the Federal Reserve’s policy making arm, the Federal Open Market Committee ("FOMC"), reaffirmed its view that the current 0.0% to 0.25% target range for the federal funds rate remains appropriate. The FOMC stated that it expects the economy to grow at a moderate pace and anticipates that it will be appropriate to raise the target range for the federal funds rate when it has seen further improvement in the labor market and is reasonably confident that inflation will move back to its 2 percent objective over the medium term.
As a result of the accommodative monetary policy, interest rates, including the rate on overnight funds have remained low on a historical basis, with the average federal funds effective rate for the second quarter of 2015 at 13 basis points. The low interest rate environment and fee compression, resulting from contract repricing in order to keep yields on our cash sweep programs competitive, has had a negative impact on the profitability of our cash sweep programs. Fee compression continued to occur in 2015 and is expected to increase further in 2016. Additionally, we have seen decreasing levels of demand for fixed and variable annuity products.
Our business is also affected by the performance of equity securities across the various markets in the United States. The S&P 500 index closed the quarter at 2,063, which remained relatively unchanged from its close on December 31, 2014, and for the first half 2015 the S&P 500 low was only 7% below its high during such period. This lack of volatility is due in part to assurances from the Federal Reserve that, despite growing evidence of strength in the U.S. economy, it does not plan to act quickly in raising interest rates. While the market demonstrated impressive resilience, investors continue to contend with lingering economic worries about geopolitical uncertainty, Federal Reserve monetary policy, U.S. and global growth rates, and policy uncertainty in Washington, D.C.

Results of Operations
The following table and discussion below presents an analysis of our results of operations for the three and six months ended June 30, 2015 and 2014. Where appropriate, we have identified specific events and changes that affect comparability or identification or monitoring of trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)
Revenues
Commission	$509,689	$535,177	(4.8)%	$1,033,088	$1,069,751	(3.4)%
Advisory	344,884	330,394	4.4%	686,996	657,647	4.5%
Asset-based	125,072	118,537	5.5%	245,704	233,211	5.4%
Transaction and fee	97,811	91,625	6.8%	199,506	181,610	9.9%
Other	13,205	16,996	(22.3)%	34,669	37,941	(8.6)%
Net revenues	1,090,661	1,092,729	(0.2)%	2,199,963	2,180,160	0.9%
Expenses
Production	750,390	763,991	(1.8)%	1,504,378	1,520,709	(1.1)%
Compensation and benefits	112,337	104,821	7.2%	224,617	211,169	6.4%
General and administrative	99,457	106,799	(6.9)%	213,811	201,176	6.3%
Depreciation and amortization	26,732	23,818	12.2%	52,798	46,099	14.5%
Restructuring charges	4,492	9,225	(51.3)%	8,416	16,545	(49.1)%
Total operating expenses	993,408	1,008,654	(1.5)%	2,004,020	1,995,698	0.4%
Non-operating interest expense	13,163	12,914	1.9%	27,178	25,754	5.5%
Total expenses	1,006,571	1,021,568	(1.5)%	2,031,198	2,021,452	0.5%
Income before provision for income taxes	84,090	71,161	18.2%	168,765	158,708	6.3%
Provision for income taxes	33,848	28,070	20.6%	67,845	62,482	8.6%
Net income	$50,242	$43,091	16.6%	$100,920	$96,226	4.9%
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

The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Variable annuities	$203,380	$206,708	$(3,328)	(1.6)%
Mutual funds	158,063	154,207	3,856	2.5%
Alternative investments	31,987	50,692	(18,705)	(36.9)%
Fixed annuities	36,092	42,831	(6,739)	(15.7)%
Equities	23,475	26,511	(3,036)	(11.5)%
Fixed income	24,071	22,443	1,628	7.3%
Insurance	20,024	17,910	2,114	11.8%
Group annuities	12,391	13,611	(1,220)	(9.0)%
Other	206	264	(58)	(22.0)%
Total commission revenue	$509,689	$535,177	$(25,488)	(4.8)%
The following table sets forth our commission revenue, by sales-based and trailing commission revenue, for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Sales-based	$262,792	$303,232	$(40,440)	(13.3)%
Trailing	246,897	231,945	14,952	6.4%
Total commission revenue	$509,689	$535,177	$(25,488)	(4.8)%
The decrease in commission revenue for the three months ended June 30, 2015 compared with the same period in 2014, was primarily due to a decrease in sales-based activity for alternative investments and fixed and variable annuities. The decline in demand for annuities was a result of the low interest rate environment and the decline in demand for alternative investments was due to a lack of liquidity events of such products and the real estate cycle.
Increases in trailing revenues for mutual funds, fixed and variable annuities, and alternative investments reflect improved investor engagement and strong market conditions, resulting in an increase in the value of the underlying assets.

The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Variable annuities	$395,732	$404,904	$(9,172)	(2.3)%
Mutual funds	309,216	302,962	6,254	2.1%
Alternative investments	90,680	106,374	(15,694)	(14.8)%
Fixed annuities	71,199	89,557	(18,358)	(20.5)%
Equities	50,808	55,621	(4,813)	(8.7)%
Fixed income	48,058	44,427	3,631	8.2%
Insurance	41,713	37,322	4,391	11.8%
Group annuities	25,383	28,221	(2,838)	(10.1)%
Other	299	363	(64)	(17.6)%
Total commission revenue	$1,033,088	$1,069,751	$(36,663)	(3.4)%
The following table sets forth our commission revenue, by sales-based and trailing commission revenue, for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Sales-based	$546,259	$615,252	$(68,993)	(11.2)%
Trailing	486,829	454,499	32,330	7.1%
Total commission revenue	$1,033,088	$1,069,751	$(36,663)	(3.4)%
The decrease in commission revenue for the six months ended June 30, 2015 compared with the same period in 2014, was primarily due to a decrease in sales-based activity for fixed and variable annuities and alternative investments. The decline in demand for these products was a result of investors that have shifted their focus from guaranteed income streams with minimal risk to principal (which these products provide), to products providing portfolio growth as gains in the market have steadily risen.
Increases in trailing revenues for fixed and fixed and variable annuities and mutual funds reflect improved investor engagement and strong market conditions, resulting in the increase in the value of the underlying assets.
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
In addition, we support Hybrid RIAs, which engage us for technology, clearing, compliance-related, and custody services, as well as access to certain of our investment platforms. Most financial advisors associated with Hybrid RIAs carry their brokerage license with LPL Financial and access our fully-integrated brokerage platform under standard terms, although some financial advisors associated with Hybrid RIAs do not carry a brokerage license with us. The assets held under a Hybrid RIA's investment advisory accounts custodied with LPL Financial are included in our advisory and brokerage assets, net new advisory assets, and advisory assets under custody metrics. However, the advisory revenue generated by a Hybrid RIA is earned by the Hybrid RIA, and accordingly is not included in our advisory revenue. We charge administrative fees to Hybrid RIAs for technology, clearing, compliance-related, and custody services based on the value of assets within these advisory accounts. The administrative fees collected on our Hybrid RIA platform vary and can reach a maximum of 0.6% of the underlying assets.

Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.
The following table summarizes the activity within our advisory assets under custody for the three and six months ended June 30, 2015 and 2014 (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance - Beginning of period	$183.7	$158.0	$175.8	$151.6
Net new advisory assets	4.3	4.2	9.5	8.7
Market impact and other	(1.2)	5.1	1.5	7.0
Balance - End of period	$186.8	$167.3	$186.8	$167.3
Net new advisory assets for the three and six months ended June 30, 2015 and 2014 had a limited impact on advisory fee revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory fee revenue and have resulted from the continued shift by our existing advisors from brokerage towards more advisory business. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets under management. The growth in advisory revenue for the three and six months ended June 30, 2015 compared with the same period in 2014 is due to net new advisory assets resulting from our recruiting efforts and strong advisor productivity, as well as market gains as represented by higher levels of the S&P 500 index.
Adoption of our Hybrid RIA platform has continued to grow rapidly as advisors seek the freedom to run their businesses in a manner that they believe best enables them to meet their clients' needs. This continued shift of advisors to the Hybrid RIA platform (for which we custody assets but do not earn advisory revenues for managing those assets) has caused the rate of revenue growth of advisory assets under management to lag behind the rate of growth of advisory assets under custody. Our advisory revenues include administrative fees collected on our Hybrid RIA platform, but do not include fees for advisory services charged by Hybrid RIA advisors to their clients.
The following table summarizes the composition of our advisory assets under custody as of June 30, 2015 and 2014 (in billions):

	June 30,
	2015	2014	$ Change	% Change
Advisory assets under management	$126.3	$124.2	$2.1	1.7%
Hybrid RIA assets in advisory accounts custodied by LPL Financial	60.5	43.1	17.4	40.4%
Total advisory assets under custody	$186.8	$167.3	$19.5	11.7%
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
Revenues from product sponsors and for record-keeping services, which are largely based on the underlying asset values, increased in the three months ended June 30, 2015 compared with the same period in 2014 due to the impact of the higher average market indices on the value of those underlying assets and net new sales of eligible assets. Asset-based revenues also include revenues from our cash sweep programs, which decreased by $2.2 million, or 8.9%, to $22.6 million for the three months ended June 30, 2015 from $24.8 million for the three months ended June 30, 2014. The decrease is due to fee compression that resulted from a repricing of certain contracts that underlie our cash sweep programs.
Revenues for product sponsors and record-keeping services increased in the six months ended June 30, 2015 compared to the same period in 2014 due to the impact of the higher average market indices on the value of such underlying assets and net new sales of eligible assets. Asset-based revenues also include revenues from our cash sweep programs, which decreased by $4.7 million, or 9.6%, to $44.1 million for the six months ended June 30, 2015 from $48.8 million for the six months ended June 30, 2014. The decrease is due to fee compression that resulted from a repricing of certain contracts that underlie our cash sweep programs.
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
Transaction and fee revenues increased for the three months ended June 30, 2015 compared with the same period in 2014, primarily due to higher trade volumes in certain advisory accounts that generate transaction based revenue and a 2.5% increase in the average number of advisors.
Transaction and fee revenues increased for the six months ended June 30, 2015 compared with the same period in 2014, which were driven primarily by higher trade volumes in certain advisory accounts and a 2.6% increase in the average number of advisors.
Other Revenues
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
Other revenues decreased for the three and six months ended June 30, 2015 compared to the same periods in 2014. The primary contributor to such decrease for these periods was lower alternative investment marketing allowances received from product sponsor programs, driven primarily by decreased sales of alternative investments.
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
The following table shows our production payout ratio for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
Base payout rate	83.43%	84.01%	(58 bps)	83.44%	83.99%	(55 bps)
Production based bonuses	2.56%	2.64%	(8 bps)	2.17%	2.17%	—
GDC sensitive payout	85.99%	86.65%	(66 bps)	85.61%	86.16%	(55 bps)
Non-GDC sensitive payout	0.23%	0.19%	4 bps	0.32%	0.46%	(14 bps)
Total Payout Ratio	86.22%	86.84%	(62 bps)	85.93%	86.62%	(69 bps)
Production expenses for the three months ended June 30, 2015 compared with the same period in 2014 remained relatively flat, which correlates with our commission and advisory revenues during the same period. The change in non-GDC sensitive payout is attributable to increased advisor share-based compensation, which is correlated to market movement in our stock as measured at the end of each quarter in the periods presented and the advisor non-qualified deferred compensation plan.
Production expenses for the six months ended June 30, 2015 compared with the same period in 2014 remained relatively flat, which correlates with our commission and advisory revenues during the same period. The change in non-GDC sensitive payout ratio is attributable to decreased advisor share-based compensation correlating to market movement in our stock as measured at the end of each quarter in the periods presented and the advisor non-qualified deferred compensation plan.
Compensation and Benefits Expense
Compensation and benefits expense includes salaries and wages and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.
The increase in compensation and benefits expense for the three months ended June 30, 2015 compared with the same period in 2014 was primarily driven by a reduction in 2014 of the employee bonus pool accrual, increases in merit pay, increases in health care costs, and a 1.0% increase in our average number of full-time employees, from 3,323 for the three months ended June 30, 2014 to 3,356 for the three months ended June 30, 2015, to support business growth and investments in staffing related to service and compliance and risk management.
The increase in compensation and benefits expense for the six months ended June 30, 2015 compared with the same period in 2014 was primarily driven by a reduction in 2014 of the employee bonus pool accrual, increases in merit pay, increases in health care costs, and a 2.1% increase in our average number of full-time employees from 3,288 for the six months ended June 30, 2014 to 3,357 for the six months ended June 30, 2015, due to higher staffing levels to support investments in staffing related to service and compliance and increased levels of advisor and client activities.
General and Administrative Expenses
General and administrative expenses include promotional, occupancy and equipment, professional services, communications and data processing, and other expenses. General and administrative expenses also include expenses for our hosting of certain advisor conferences that serve as training, sales, and marketing events. Included in other expenses are the estimated costs of the investigation, settlement, and resolution of regulatory matters.
The decrease in general and administrative expenses for the three months ended June 30, 2015 compared with the same period in 2014 was primarily driven by decreases in business development and promotional expenses, as there were no major conferences held in the second quarter of this year and one held in the second quarter of 2014, and decreases in charges related to estimated costs for the investigation, settlement, and resolution of regulatory matters.
The increase in general and administrative expenses for the six months ended June 30, 2015 compared with the same period in 2014 was primarily driven by business development and promotional expenses, off set by a decrease in charges related to estimated costs for the investigation, settlement, and resolution of regulatory matters.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of intangible assets established through our acquisitions, as well as fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
The increase in depreciation and amortization for the three and six months ended June 30, 2015 compared with the same periods in 2014 was due to increased levels of capital expenditures, primarily related to capitalized software.
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
Interest Expense
Interest expense represents non-operating interest expense for our senior secured credit facilities. Period over period variances correspond to changes in the level of outstanding indebtedness relating to these facilities.
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
Our effective tax rate was 40.3% and 39.4% for the three months ended June 30, 2015 and 2014, respectively. The change between periods is due to the release of accruals for uncertain tax positions in 2014 due to the completion of state tax audits.
Our effective tax rate was 40.2% and 39.4% for the six months ended June 30, 2015 and 2014, respectively. The change between periods is due to the release of accruals for uncertain tax positions in 2014 due to the completion of state tax audits and a decrease in the number of incentive stock options exercised in 2015 compared to the same period in 2014.
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

A summary of changes in our cash flow is provided as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash flows provided by (used in):
Operating activities	$277,706	$116,481
Investing activities	(57,949)	(41,226)
Financing activities	(84,769)	(153,263)
Net increase (decrease) in cash and cash equivalents	134,988	(78,008)
Cash and cash equivalents — beginning of period	412,332	516,584
Cash and cash equivalents — end of period	$547,320	$438,576
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.
Net cash provided by operating activities includes changes in operating asset and liability balances related to settlement and funding of client transactions, receivables from product sponsors, and accrued commission and advisory expenses due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal drivers of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and clients' behaviors.
The change in cash flows provided by operating activities for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to increases in accounts payable and accrued liabilities relating to advisor deferred compensation and self-insurance, and increases in unearned revenues and deferred commissions, partially offset by uses of cash in receivables from others associated with advisor loans.
Changes in cash flows used in investing activities for the six months ended June 30, 2015 as compared to the same period in 2014 were due primarily to the deposits of restricted cash relating to our captive insurance subsidiary during 2015, which did not exist in the comparable period in 2014.
Changes in the cash flows used in financing activities for the six months ended June 30, 2015 compared to the same period in 2014 were due to an increase in proceeds from our revolving credit facility.
We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, which include three uncommitted lines of credit available and the revolving credit facility established through our amended credit agreement, will be adequate to satisfy our working capital needs, the payment of all of our obligations, and the funding of anticipated capital expenditures for the foreseeable future. In addition, we have certain capital adequacy requirements related to our registered broker-dealer entity and bank trust subsidiaries and have met all such requirements and expect to continue to do so for the foreseeable future. We regularly evaluate our existing indebtedness, including refinancing thereof, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms, and general market conditions. Notwithstanding the foregoing, see the Risks Related to our Debt section within Part I, “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K for more information about the risks associated with our debt obligations and their potential effect on our liquidity.
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

Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain at clearing organizations to support these clients’ trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When a client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan, or sell securities that collateralize those margin accounts. As of June 30, 2015, we had received collateral primarily in connection with client margin loans with a fair value of approximately $354.5 million, which we can re-pledge, loan, or sell. Of these securities, approximately $31.4 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of June 30, 2015 there were no restrictions that materially limited our ability to re-pledge, loan, or sell the remaining $323.1 million of client collateral.
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
Our registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At June 30, 2015, LPL Financial's excess net capital was $129.6 million.
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
As of June 30, 2015 we were in compliance with all of our covenant requirements. Our covenant requirements and actual ratios were as follows:

	June 30, 2015
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	4.00	2.80
Interest Coverage (Minimum)	3.00	10.39
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
Contractual Obligations
We are involved in a build-to-suit lease arrangement in Fort Mill, South Carolina, under which we serve as the construction agent on behalf of the landlord. Under such arrangement, we have obligations to fund cost over-runs in our capacity as the construction agent, and accordingly have determined that under lease accounting standards we bear substantially all of the risks and rewards of ownership as measured under GAAP. We are therefore required to report the landlord's costs of construction on our balance sheet as a fixed asset during the construction period as if we owned such asset. As of June 30, 2015, we have recorded $26.3 million in fixed assets in connection with this arrangement and an equal and off-setting leasehold financing obligation on the unaudited condensed consolidated statement of financial condition. See Note 2. Summary of Significant Accounting Policies within the notes to unaudited condensed consolidated financial statements for further detail as well as Risks Related to Our Business Generally section within Part I, "Item 1A. Risk Factors" in our 2014 Annual Report on Form 10-K for more information about the risks associated with this real estate development project.
In the three months ended June 30, 2015 there have been no material changes in our contractual obligations, other than in the ordinary course of business or as noted above, from those disclosed in our 2014 Annual Report on Form 10-K. See Note 8. Debt and Note 9. Commitments and Contingencies, within the notes to unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K, for further detail on operating lease obligations and obligations under noncancelable service contracts.
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
At June 30, 2015, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.
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
Changes in the value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices, and the correlation among these factors. We manage our trading inventory by product type. Our activities to facilitate client transactions generally involve mutual fund activities, including dividend reinvestments. The balances are based upon pending client activities, which are monitored by our Client Support Services department. Because these positions arise from pending client transactions, there are no specific trading or position limits. Positions held to meet clearing deposit requirements consist of U.S. government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlement area within our Client Support Services department. Our research department develops model portfolios that are used by advisors in developing client portfolios. We currently maintain approximately 194 accounts based on model portfolios. At the time a portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum for a client. Account minimums vary by product and can range from $10,000 to $250,000 per model. We utilize these positions to track the performance of the research department. The limits on this activity are based at the inception of each new model.
At June 30, 2015, the fair value of our trading securities owned were $12.0 million. Securities sold, but not yet purchased were immaterial at June 30, 2015. The fair value of securities included within other assets were $102.9 million at June 30, 2015. See Note 4. Fair Value Measurements, within the notes to unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased, and other assets associated with our client facilitation activities. See Note 5. Held-to-Maturity Securities, within the notes to unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
We do not enter into contracts involving derivatives or other similar financial instruments for proprietary trading purposes.
We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trailing commissions are paid, and assets eligible for sponsor payments.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of June 30, 2015, all of the outstanding debt under our Credit Agreement, $1.7 billion, was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are subject to the same, but off-setting interest rate risk.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at June 30, 2015 (in thousands):

	Outstanding at Variable Interest Rates	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facilities		Points	Points	Points	Points
Term Loan A	$459,375	$459	$1,148	$2,297	$4,594
Term Loan B	1,059,463	—	—	1,842	7,119
Revolving Credit Facility	175,000	175	438	875	1,750
Variable Rate Debt Outstanding	$1,693,838	$634	$1,586	$5,014	$13,463
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
The average Federal Reserve effective federal funds rate (“FFER”) for the three months ended June 30, 2015 was 0.13%. The following table reflects the approximate annual impact to asset-based revenues on our insured cash programs (assuming that client balances at June 30, 2015 remain unchanged) of an upward or downward change in short-term interest rates of one basis point (dollars in thousands):

Federal Reserve Effective Federal Funds Rate	Annualized Increase or Decrease in Asset-Based Revenues per One Basis Point Change
0.00% - 0.25%	$1,800
0.26% - 1.25%	$900
1.26% - 2.70%	$800
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in clients' accounts is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial and did not exceed $0.1 million during the six months ended June 30, 2015 and 2014. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Operational Risk
Operational risk is defined as the risk of loss resulting from failed or inadequate processes or systems, actions by people, or external events. We operate in diverse markets and are reliant on the ability of our employees and systems, as well as third-party service providers and their systems, to process a large number of transactions effectively. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and in light of increasing reliance on third-party service providers. In the event of a breakdown or improper operation of systems or improper action by employees, advisors or third-party service providers, we could suffer financial loss, data loss, regulatory sanctions, and damage to our reputation. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate. In order to assist in the mitigation and control of operational risk, we have an Operational Risk Management department and framework that enables assessment and reporting on operational risk across the firm. This framework helps ensure policies and procedures are in place and appropriately designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits. Notwithstanding the foregoing, please consult the Risks Related to our Technology section within Part I, “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K for more information about the risks associated with our technology, including risks related to security, and the potential related effects on our operations.
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
Our risk management governance approach includes the Board and certain of its committees; the Management Committee and business line management of our broker-dealer subsidiary LPL Financial; the Risk Oversight Committee (the “ROC”) of LPL Financial and its subcommittees; the Policy Committee of LPL Financial; the Internal Audit Department of LPL Financial; and the Governance, Risk, and Compliance (“GRC”) Department of LPL Financial. We regularly reevaluate and, when necessary, modify our processes to improve the identification and escalation of risks and events.
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
Risk Oversight Committee of LPL Financial
The Audit Committee has mandated that the ROC oversee our risk management activities, including those of our subsidiaries. The Chief Risk Officer of LPL Financial serves as chair, and our Executive Vice President, Deputy General Counsel, Regulatory Counseling, serves as vice chair, of the ROC, which generally meets on a monthly basis with ad hoc meetings as necessary. Each member of the Management Committee of LPL Financial and all other Managing Directors serve on the ROC. Additional members of the Company’s senior management team are also included as ex-officio members, representing the key control areas of the Company. These individuals include, but are not limited to, the Chief Compliance Officer, Advisory; the Chief Information Security Officer; and the Chief Privacy Officer of LPL Financial. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries, and that the ROC thoroughly reviews significant matters relating to risk priorities, policies, control procedures and related exceptions, certain new and complex products and business arrangements, transactions with significant risk elements, and identified emerging risks.
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
Policy Committee
The Policy Committee oversees and is responsible for management of certain material policy issues for the Company. Its membership is comprised of a subset of the Management Committee, and currently includes the President; Managing Director, Legal & Government Relations; Managing Director, Chief Risk Officer; and Managing Director, Investment and Planning Solutions. The purpose of the Policy Committee is to centralize the review and decision-making process for certain material policy issues that may arise from time to time, including policy conflicts and potential conflicts that may arise from legal and regulatory requirements, business proposals, and practices throughout the Company as they relate to advisor-facing or public-facing issues. The Policy Committee is responsible for analyzing such issues, and either facilitating the policy decision or conflict resolution, or making the policy decision. The Policy Committee reports the results of its decisions or other resolutions to the Management Committee on a regular basis.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases on a monthly basis during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
April 1, 2015 through April 30, 2015	621,288	$42.03	621,288	$36,828,948
May 1, 2015 through May 31, 2015	1,354,573	$41.70	1,354,573	$180,365,290
June 1, 2015 through June 30, 2015	75,551	$42.46	75,551	$177,158,921
April 1, 2015 through June 30, 2015	2,051,412	$41.83	2,051,412	$177,158,921
____________________

(1)	See Note 10. Stockholders' Equity, within the notes to unaudited condensed consolidated financial statements for additional information.

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
10.1
LPL Financial Holdings Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File Number 001-34963) on May 15, 2015, and incorporated herein by reference)

10.2
LPL Financial Holdings Inc. Amended and Restated Corporate Executive Bonus Plan (previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File Number 001-34963) on May 15, 2015, and incorporated herein by reference)

10.3	LPL Financial Holdings Inc. Amended Non-Employee Director Compensation Policy*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition
____________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	August 5, 2015	By:	/s/ MARK S. CASADY
Mark S. Casady
Chairman and Chief Executive Officer

Date:	August 5, 2015	By:	/s/ THOMAS LUX
Thomas Lux
Acting Chief Financial Officer