Form 10-Q
period 2015-09-30
LPL Financial Holdings Inc.
filed 2015-10-29
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of October 26, 2015 was 94,994,871.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company's future financial and operating results, growth, business strategies and plans, liquidity, future indebtedness, future share repurchases, and future dividends, including statements regarding future resolution of regulatory matters and related costs, income projections based on changes in interest rates, and projected savings and anticipated improvements to the Company's operating model, services, and technology as a result of its initiatives and programs, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company's historical performance and its plans, estimates, and expectations as of October 29, 2015. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of brokerage and advisory assets; fluctuations in levels of net new advisory assets and the related impact on fee revenue; effects of competition in the financial services industry; changes in the number of the Company's financial advisors and institutions, and their ability to market effectively financial products and services; changes in interest rates and fees payable by banks participating in the Company's cash sweep program, including the Company's success in negotiating agreements with current or additional counterparties; changes in the growth of the Company’s fee-based business; the effect of current, pending, and future legislation, regulation, and regulatory actions, including the fiduciary rule proposed by the U.S. Department of Labor and disciplinary actions imposed by federal and state securities regulators and self-regulatory organizations; the costs of settling and remediating issues related to pending or future regulatory matters; execution of the Company’s capital management plans, including its ability to increase its level of indebtedness, refinance a portion of its existing debt and amend certain restrictive covenants, each of which is subject to conditions in the debt capital markets and the Company’s success in renegotiating certain terms of its existing credit agreement; the price, availability of shares and trading volumes of the Company’s common stock, which will affect the timing and size of future share repurchases by the Company;
execution of the Company's plans and its success in realizing the expense savings and service improvements and efficiencies expected to result from its initiatives and programs, particularly its expense plans and technological initiatives; the Company's success in negotiating and developing commercial arrangements with third-party services providers; the performance of third-party service providers on which the Company relies; the Company's ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company's 2014 Annual Report on Form 10-K, as may be amended or updated in the Company's Quarterly Reports on Form 10-Q. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of deve

ii

lopments occurring after the date of this quarterly report, even if its estimates change, and you should not rely on statements contained herein as representing the Company's views as of any date subsequent to the date of this quarterly report.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES:
Commission	$480,271	$520,388	$1,513,359	$1,590,139
Advisory	341,217	340,369	1,028,213	998,016
Asset-based	123,921	121,283	369,625	354,494
Transaction and fee	105,593	94,674	305,099	276,284
Interest income, net of interest expense	5,221	4,727	14,976	14,279
Other	(1,478)	7,793	23,436	36,182
Total net revenues	1,054,745	1,089,234	3,254,708	3,269,394
EXPENSES:
Commission and advisory	701,585	746,001	2,179,686	2,242,206
Compensation and benefits	110,494	106,290	335,111	317,459
Promotional	42,040	36,669	104,416	93,581
Depreciation and amortization	26,766	24,519	79,564	70,618
Occupancy and equipment	19,760	19,043	61,957	62,922
Professional services	15,341	38,174	43,914	82,736
Brokerage, clearing and exchange	13,403	12,090	39,680	36,594
Communications and data processing	11,253	11,476	33,974	32,598
Restructuring charges	3,071	9,928	11,487	26,473
Other	28,852	16,694	86,796	51,395
Total operating expenses	972,565	1,020,884	2,976,585	3,016,582
Non-operating interest expense	13,493	12,897	40,671	38,651
Total expenses	986,058	1,033,781	3,017,256	3,055,233
INCOME BEFORE PROVISION FOR INCOME TAXES	68,687	55,453	237,452	214,161
PROVISION FOR INCOME TAXES	27,635	22,181	95,480	84,663
NET INCOME	$41,052	$33,272	$141,972	$129,498
EARNINGS PER SHARE (NOTE 12)
Earnings per share, basic	$0.43	$0.33	$1.48	$1.29
Earnings per share, diluted	$0.43	$0.33	$1.46	$1.26
Weighted-average shares outstanding, basic	94,972	100,052	95,744	100,519
Weighted-average shares outstanding, diluted	96,472	101,834	97,303	102,384
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET INCOME	$41,052	$33,272	$141,972	$129,498
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on cash flow hedges, net of tax expense of ($98), ($63), $96, and $863 for the three and nine months ended September 30, 2015 and 2014, respectively	(156)	(101)	121	1,361
Reclassification adjustment for realized gain on cash flow hedges included in net income, net of tax expense of $62, $85, $290, and $113 for the three and nine months ended September 30, 2015 and 2014, respectively	(100)	(135)	(463)	(180)
Total other comprehensive (loss) income, net of tax	(256)	(236)	(342)	1,181
TOTAL COMPREHENSIVE INCOME	$40,796	$33,036	$141,630	$130,679

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except par value)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$410,036	$412,332
Cash and securities segregated under federal and other regulations	470,721	568,930
Restricted cash	22,462	1,109
Receivables from:
Clients, net of allowance of $1,337 at September 30, 2015 and $1,245 at December 31, 2014	344,351	365,390
Product sponsors, broker-dealers, and clearing organizations	154,306	177,470
Others, net of allowance of $11,340 at September 30, 2015 and $8,379 at December 31, 2014	323,238	291,449
Securities owned:
Trading — at fair value	16,611	13,466
Held-to-maturity — at amortized cost	10,847	8,594
Securities borrowed	6,488	5,035
Income taxes receivable	17,370	84
Fixed assets, net of accumulated depreciation and amortization of $320,897 at September 30, 2015 and $288,834 at December 31, 2014	256,998	214,154
Debt issuance costs, net of accumulated amortization of $13,922 at September 30, 2015 and $11,724 at December 31, 2014	11,042	13,241
Goodwill	1,365,838	1,365,838
Intangible assets, net of accumulated amortization of $333,207 at September 30, 2015 and $305,154 at December 31, 2014	401,563	430,704
Other assets	167,487	183,197
Total assets	$3,979,358	$4,050,993
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$144,307	$180,099
Payables to clients	558,540	652,714
Payables to broker-dealers and clearing organizations	43,531	45,427
Accrued commission and advisory expenses payable	132,682	146,504
Accounts payable and accrued liabilities	308,884	289,426
Unearned revenue	71,847	64,482
Securities sold, but not yet purchased — at fair value	226	302
Senior secured credit facilities	1,666,129	1,634,258
Leasehold financing obligation	43,182	—
Deferred income taxes, net	64,633	66,181
Total liabilities	3,033,961	3,079,393
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 119,238,650 shares issued at September 30, 2015 and 118,234,552 shares issued at December 31, 2014	119	118
Additional paid-in capital	1,401,441	1,355,085
Treasury stock, at cost — 24,435,356 shares at September 30, 2015 and 21,089,882 shares at December 31, 2014	(922,817)	(780,661)
Accumulated other comprehensive income	595	937
Retained earnings	466,059	396,121
Total stockholders’ equity	945,397	971,600
Total liabilities and stockholders’ equity	$3,979,358	$4,050,993
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2013	117,112	$117	$1,292,374	15,216	$(506,205)	$115	$313,570	$1,099,971
Net income and other comprehensive income, net of tax expense						1,181	129,498	130,679
Issuance of common stock to settle restricted stock units, net	40	1		13	(674)			(673)
Treasury stock purchases				2,990	(150,021)			(150,021)
Cash dividends on common stock							(72,104)	(72,104)
Stock option exercises and other	972		24,141	(31)	1,078		115	25,334
Share-based compensation			22,649					22,649
Excess tax benefits from share-based compensation			7,537					7,537
BALANCE — September 30, 2014	118,124	$118	$1,346,701	18,188	$(655,822)	$1,296	$371,079	$1,063,372

BALANCE — December 31, 2014	118,235	$118	$1,355,085	21,090	$(780,661)	$937	$396,121	$971,600
Net income and other comprehensive income (loss), net of tax expense						(342)	141,972	141,630
Issuance of common stock to settle restricted stock units, net	172	1		64	(2,868)			(2,867)
Treasury stock purchases				3,325	(140,835)			(140,835)
Cash dividends on common stock							(72,056)	(72,056)
Stock option exercises and other	832		22,331	(44)	1,547		22	23,900
Share-based compensation			22,577					22,577
Excess tax benefits from share-based compensation			1,448					1,448
BALANCE — September 30, 2015	119,239	$119	$1,401,441	24,435	$(922,817)	$595	$466,059	$945,397
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$141,972	$129,498
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	79,564	70,618
Amortization of debt issuance costs	2,198	3,241
Share-based compensation	22,577	22,649
Excess tax benefits related to share-based compensation	(2,420)	(7,666)
Provision for bad debts	1,632	2,124
Deferred income tax provision	(1,354)	585
Loan forgiveness	27,469	20,326
Other	13,308	3,339
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	98,208	93,844
Receivables from clients	20,948	30,723
Receivables from product sponsors, broker-dealers, and clearing organizations	23,164	(4,369)
Receivables from others	(61,523)	(31,195)
Securities owned	(3,763)	(3,999)
Securities borrowed	(1,453)	(1,225)
Other assets	3,457	(8,534)
Drafts payable	(35,792)	(59,876)
Payables to clients	(94,174)	17
Payables to broker-dealers and clearing organizations	(1,896)	(4,842)
Accrued commission and advisory expenses payable	(13,822)	7,875
Accounts payable and accrued liabilities	19,706	(11,580)
Income taxes receivable/payable	(14,866)	(22,187)
Unearned revenue	7,365	(4,922)
Securities sold, but not yet purchased	(76)	(193)
Net cash provided by operating activities	$230,429	$224,251

Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(51,553)	$(69,830)
Purchase of intangible assets	—	(9,000)
Proceeds from disposal of fixed assets	—	7,123
Purchase of securities classified as held-to-maturity	(4,602)	(6,749)
Proceeds from maturity of securities classified as held-to-maturity	2,350	4,250
Deposits of restricted cash	(22,462)	(6,049)
Release of restricted cash	1,109	141
Net cash used in investing activities	(75,158)	(80,114)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facility	40,000	—
Repayment of senior secured credit facilities	(8,129)	(8,129)
Payment of contingent consideration	—	(3,300)
Tax payments related to settlement of restricted stock units	(2,867)	(673)
Repurchase of common stock	(140,835)	(150,021)
Dividends on common stock	(72,056)	(72,104)
Excess tax benefits related to share-based compensation	2,420	7,666
Proceeds from stock option exercises and other	23,900	25,334
Net cash used in financing activities	(157,567)	(201,227)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,296)	(57,090)
CASH AND CASH EQUIVALENTS — Beginning of period	412,332	516,584
CASH AND CASH EQUIVALENTS — End of period	$410,036	$459,494
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$38,509	$38,877
Income taxes paid	$112,899	$109,805
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$7,843	$6,462
Fixed assets acquired under build-to-suit lease	$—	$8,114
Finance obligation related to real estate projects	$43,182	$—
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
The Company’s significant accounting policies are included in Note 2. Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to these accounting policies during the first nine months of 2015.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness. The Company carries its held-to-maturity securities and indebtedness at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 4. Fair Value Measurements, for additional detail regarding the Company’s fair value measurements. As of September 30, 2015, the carrying amount and fair value of the Company’s indebtedness was approximately $1,666.1 million and $1,658.1 million, respectively. As of December 31, 2014, the carrying amount and fair value was approximately $1,634.3 million and $1,620.8 million, respectively.
Leasehold Financing Obligation
The Company is involved with the construction of a building for use as office space in Fort Mill, South Carolina and has determined that it has substantially all of the risks of ownership during construction of the leased property. Accordingly, from an accounting perspective, the Company is deemed to be the owner of the construction project. As such, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the building under construction in fixed assets and the related financing obligation in leasehold financing obligations on the unaudited condensed consolidated statement of financial condition. Once construction is complete, the Company will determine if the asset qualifies for sale-leaseback accounting treatment.
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
The following table summarizes the balance of accrued expenses and the changes in the accrued amounts for the Program as of and for the nine months ended September 30, 2015 (in thousands):

	Accrued Balance at December 31, 2014	Costs Incurred	Payments	Accrued Balance at September 30, 2015	Cumulative Costs Incurred to Date	Total Expected Restructuring Costs
Outsourcing and other related costs	$—	$1,198	$(1,198)	$—	$22,686	$23,500
Technology transformation costs	4,458	377	(4,424)	411	30,295	30,300
Employee severance obligations and other related costs	1,999	2,265	(3,358)	906	11,151	13,400
Asset impairments	—	—	—	—	842	842
Total	$6,457	$3,840	$(8,980)	$1,317	$64,974	$68,042
In February 2015, the Company committed to a course of action to restructure the business of its subsidiary, Fortigent Holdings Company, Inc. (together with its subsidiaries, “Fortigent”). The Company acquired Fortigent, which provides outsourced wealth management solutions, in April 2012. The intention of the restructuring plan is to migrate Fortigent’s operations from Rockville, Maryland to the Company’s office in Charlotte, North Carolina, simplify and improve the efficiency of Fortigent’s existing service offerings, and position Fortigent to capitalize on the Company's future technology investments and service offerings for financial institutions and advisors focused on high-net-worth clients. This restructuring is expected to be completed in 2016.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the balance of accrued expenses and the changes in the accrued amounts for the Fortigent restructuring as of and for the nine months ended September 30, 2015 (in thousands):

	Costs Incurred	Payments	Non-cash	Accrued Balance at September 30, 2015	Cumulative Costs Incurred to Date	Total Expected Restructuring Costs
Employee severance obligations and other related costs	$2,838	$(1,816)	$—	$1,022	$2,838	$2,900
Relocation and related costs	2,409	(1,816)	—	593	2,409	3,600
Lease restructuring charges	793	(170)	—	623	793	1,300
Asset impairments	821	—	(821)	—	821	1,200
Total	$6,861	$(3,802)	$(821)	$2,238	$6,861	$9,000
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the nine months ended September 30, 2015.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At September 30, 2015, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At September 30, 2015, the Company did not adjust prices received from the independent third-party pricing services.
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
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$8,858	$—	$—	$8,858
Securities owned — trading:
Money market funds	269	—	—	269
Mutual funds	6,686	—	—	6,686
Equity securities	80	—	—	80
Debt securities	—	5,266	—	5,266
U.S. treasury obligations	4,310	—	—	4,310
Total securities owned — trading	11,345	5,266	—	16,611
Other assets	94,096	3,847	—	97,943
Total assets at fair value	$114,299	$9,113	$—	$123,412
Liabilities
Securities sold, but not yet purchased:
Equity securities	$193	$—	$—	$193
Debt securities	—	31	—	31
Certificates of deposit	—	2	—	2
Total securities sold, but not yet purchased	193	33	—	226
Accounts payable and accrued liabilities	—	—	527	527
Total liabilities at fair value	$193	$33	$527	$753

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
The amortized cost, gross unrealized gain or loss, and fair value of securities held-to-maturity were as follows (in thousands):

	September 30, 2015	December 31, 2014
Amortized cost	$10,847	$8,594
Gross unrealized gain (loss)	20	(14)
Fair value	$10,867	$8,580

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2015, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$5,000	$5,347	$500	$10,847
U.S. government notes — at fair value	$5,005	$5,355	$507	$10,867
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
To mitigate foreign currency risk arising from these annual reset events, the Company entered into four non-deliverable foreign currency contracts, all of which have been designated as cash flow hedges. The first cash flow hedge, with a notional amount of 560.4 million INR, or $8.5 million, settled in June 2014. The Company received a settlement of $1.0 million, which was reclassified out of accumulated other comprehensive income and recognized in net income ratably over the 12-month period ending May 31, 2015 to match the timing of the underlying hedged item. The second cash flow hedge, with a notional amount of 560.4 million INR, or $8.1 million, settled in June 2015. The Company received a settlement of $0.7 million, which will be reclassified out of accumulated other comprehensive income and recognized in net income ratably over a 12-month period ending May 31, 2016 to match the timing of the underlying hedged item.
The details related to the remaining non-deliverable foreign currency contracts at September 30, 2015 are as follows (in millions, except foreign exchange rate):

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
The fair value of the derivative instruments, included in other assets in the unaudited condensed consolidated statements of financial condition, were as follows (in thousands):

	September 30, 2015	December 31, 2014
Cash flow hedges	$638	$1,179
7.    Goodwill and Other Intangible Assets
The balances in goodwill and intangible assets were a result of various acquisitions. See Note 8. Goodwill and Other Intangible Assets, in the Company's 2014 Annual Report on Form 10-K for a discussion of the components of goodwill and additional information regarding intangible assets.

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
The Company’s outstanding borrowings as of the dates below were as follows (dollars in thousands):

		September 30, 2015		December 31, 2014
Senior Secured Credit Facilities	Maturity	Balance	Interest Rate	Balance	Interest Rate
Revolving Credit Facility	9/30/2019	$150,000	3.73%	$110,000	4.75%
Senior secured term loans:
Term Loan A	9/30/2019	459,375	2.69%	459,375	2.67%
Term Loan B	3/29/2019	1,056,754	3.25%	1,064,883	3.25%
Total borrowings		1,666,129		1,634,258
Less current portion		160,839		120,839
Long-term borrowings — net of current portion		$1,505,290		$1,513,419
As of September 30, 2015, the Company also had $18.0 million of irrevocable letters of credit, with an applicable interest rate margin of 2.50%, which were supported by the Revolving Credit Facility.
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of September 30, 2015, the Company was in compliance with such covenants.
Bank Loans Payable — The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200 million limit, and allows for both collateralized and uncollateralized borrowings. One line was utilized for one day during the three months ended September 30, 2015 with an average balance outstanding of $0.6 million at a weighted-average interest rate of 1.50%. The lines were not otherwise utilized in 2015 and were not utilized in 2014. There were no balances outstanding at September 30, 2015 or December 31, 2014.
9.    Commitments and Contingencies
Leases
The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $6.2 million and $6.5 million for the three months ended September 30, 2015 and 2014, respectively, and $19.4 million and $23.5 million for the nine months ended September 30, 2015 and 2014, respectively.
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These unfunded commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no such significant unfunded commitments at September 30, 2015.
Legal & Regulatory Matters
Assessing the probability of a loss occurring and the amount of any loss related to a legal proceeding or regulatory matter is inherently difficult. The Company exercises significant and complex judgments to make certain estimates presented in its consolidated financial statements, and there are particular uncertainties and complexities involved when assessing the potential outcomes of legal proceedings and regulatory matters. The Company's assessment process considers a variety of factors and assumptions, which may include the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts; potential opportunities for settlement and the status of any settlement discussions; as well as the potential for insurance coverage and indemnification, if available. The Company monitors these factors and assumptions for new developments and re-assesses the likelihood that a loss will occur and the estimated range or amount of loss, if those amounts can be reasonably determined. The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated. The Company’s accruals at September 30, 2015 include estimated costs for regulatory matters generally relating to the adequacy of the Company’s compliance and supervisory systems and procedures and other controls, for which the Company believes losses are both probable and reasonably estimable. When it is not probable but at least reasonably possible that a loss has been incurred, a disclosure of fact is made when the underlying loss or range of losses can also be reasonably estimated. The Company estimates that, as of September 30, 2015, exposure to those losses could range from $0 to $6 million in excess of the accrued liability, if any, related to those matters. Due to the inherent unpredictability of such matters, the Company may have exposure to losses that are not yet predictable or cannot yet be reasonably estimated in addition to those amounts that have been accrued or disclosed.
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
Self-Insurance Liabilities
The Company has self-insurance for certain potential liabilities, including various errors and omissions liabilities, through a wholly-owned captive insurance subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends. As of September 30, 2015, these self-insurance liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheet. Self-insurance related charges are included in other expenses in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2015.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Commitments
As of September 30, 2015, the Company had received collateral primarily in connection with client margin loans with a market value of approximately $344.6 million, which it can re-pledge, loan, or sell. Of these securities, approximately $29.4 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of September 30, 2015 there were no restrictions that materially limited the Company's ability to re-pledge, loan, or sell the remaining $315.2 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $4.3 million and $4.0 million pledged to clearing organizations at September 30, 2015 and December 31, 2014, respectively.
The Company is involved in a build-to-suit lease arrangement in Fort Mill, South Carolina, under which it serves as the construction agent on behalf of the landlord. Under such arrangement, the Company has obligations to fund cost over-runs in its capacity as the construction agent, and accordingly has determined that under lease accounting standards it bears substantially all of the risks and rewards of ownership as measured under GAAP. The Company is therefore required to report the landlord's costs of construction on its balance sheet as a fixed asset during the construction period as if the Company owned such asset. As of September 30, 2015, the Company has recorded $43.2 million in fixed assets in connection with this arrangement and an equal and off-setting leasehold financing obligation on the unaudited condensed consolidated statement of financial condition.
10.    Stockholders' Equity
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Board of Directors as well as certain limits under the Company's credit facilities. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows for the periods indicated (in millions, except per share data):

	2015		2014
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$24.2	$0.24	$24.1
Second quarter	$0.25	$24.1	$0.24	$24.0
Third quarter	$0.25	$23.8	$0.24	$24.0
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
For the three months ended September 30, 2015 and 2014, the Company had the following activity under its approved share repurchase programs (in millions, except share and per share data):

			Three Months Ended September 30,
			2015			2014
Approval Date	Authorized Repurchase Amount	Amount Remaining at September 30, 2015	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)	Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)
February 10, 2014	$150.0	$—	—	$—	$—	531,426	$47.06	$25.0
April 28, 2015	$200.0	$152.2	593,868	$42.12	$25.0	—	$—	$—
		$152.2	593,868	$42.12	$25.0	531,426	$47.06	$25.0
_________________________

(1)	Included in the total cost of shares purchased is a commission fee of $0.02 per share.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the nine months ended September 30, 2015 and 2014, the Company had the following activity under its approved share repurchase programs (in millions, except share and per share data):

			Nine Months Ended September 30,
			2015			2014
Approval Date	Authorized Repurchase Amount	Amount Remaining at September 30, 2015	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost(1)	Shares Purchased	Weighted Average Price Paid Per Share	Total Cost(1)
May 28, 2013	$200.0	$—	—	$—	$—	1,306,288	$52.00	$67.9
February 10, 2014	$150.0	$—	—	$—	$—	1,683,424	$48.77	$82.1
October 1, 2014	$150.0	$—	2,193,262	$42.39	$93.0	—	$—	$—
April 28, 2015	$200.0	$152.2	1,131,790	$42.29	$47.8	—	$—	$—
		$152.2	3,325,052	$42.36	$140.8	2,989,712	$50.18	$150.0
_________________________

(1)	Included in the total cost of shares purchased is a commission fee of $0.02 per share.
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
There were 20,055,945 shares authorized for grant under the 2010 Plan after the amendment and restatement of the plan in May 2015. There were 5,214,409 shares reserved for issuance upon exercise or conversion of outstanding awards granted, and 12,995,726 shares remaining available for future issuance, under the 2010 Plan as of September 30, 2015.
Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee and officer stock options that have been granted during the nine months ended September 30, 2015:

Expected life (in years)	5.30
Expected stock price volatility	25.78%
Expected dividend yield	2.30%
Risk-free interest rate	1.58%
Fair value of options	$8.83

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of each stock option or warrant awarded to advisors and financial institutions is estimated on the date of the grant and revalued at each reporting period using the Black-Scholes valuation model with the following weighted-average assumptions used during the nine months ended September 30, 2015:

Expected life (in years)	5.99
Expected stock price volatility	25.92%
Expected dividend yield	2.33%
Risk-free interest rate	1.51%
Fair value of options	$11.11
The following table summarizes the Company’s stock option and warrant activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2014	6,287,410	$31.59
Granted	1,141,309	$45.51
Exercised	(799,783)	$27.92
Forfeited	(523,680)	$39.26
Outstanding — September 30, 2015	6,105,256	$34.02	6.29	$35,117
Exercisable — September 30, 2015	3,523,282	$29.55	5.03	$36,018
The following table summarizes information about outstanding stock options and warrants at September 30, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$18.04 - $23.02	1,082,705	$21.39	3.69	1,082,705	$21.39
$23.41 - $30.00	1,316,612	$28.21	5.12	875,567	$27.94
$31.60 - $32.33	1,133,954	$31.88	6.91	610,283	$31.91
$34.01 - $39.60	972,627	$34.59	5.43	744,954	$34.53
$43.74 - $54.81	1,599,358	$48.50	9.11	209,773	$53.73
	6,105,256	$34.02	6.29	3,523,282	$29.55
The Company recognizes share-based compensation for stock options awarded to employees, officers, and directors based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized share-based compensation related to the vesting of these awards of $4.1 million and $3.8 million during the three months ended September 30, 2015 and 2014, respectively, and $12.4 million and $11.4 million during the nine months ended September 30, 2015 and 2014, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of September 30, 2015, total unrecognized compensation cost related to non-vested stock options granted to employees, officers, and directors was $13.0 million, which is expected to be recognized over a weighted-average period of 1.76 years.
The Company recognizes share-based compensation for stock options and warrants awarded to its advisors and to financial institutions based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $0.1 million and $1.1 million during the three months ended September 30, 2015 and

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

2014, respectively, and $1.8 million and $5.9 million for during the nine months ended September 30, 2015 and 2014, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of September 30, 2015, total unrecognized compensation cost related to non-vested stock options and warrants granted to advisors and financial institutions was $3.7 million, which is expected to be recognized over a weighted-average period of 1.76 years.
Restricted Stock
The following summarizes the Company’s activity in its restricted stock awards and restricted stock units for the nine months ended September 30, 2015:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2014	33,634	$42.78	546,725	$43.34
Granted	31,847	$41.42	352,643	$41.82
Vested	(18,832)	$37.66	(172,468)	$39.53
Forfeited	—	$—	(82,371)	$44.44
Nonvested at September 30, 2015	46,649	$43.92	644,529	$43.39
The Company recognizes share-based compensation for restricted stock awards and restricted stock units granted to its employees, officers, and directors based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized $2.0 million and $1.7 million of share-based compensation related to the vesting of these restricted stock awards and restricted stock units during the three months ended September 30, 2015 and 2014, respectively, and $6.4 million and $4.4 million during the nine months ended September 30, 2015 and 2014, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of September 30, 2015, total unrecognized compensation cost for restricted stock awards and restricted stock units granted to employees, officers, and directors was $12.6 million, which is expected to be recognized over a weighted-average remaining period of 1.99 years.
The Company recognizes share-based compensation for restricted stock units granted to its advisors and to financial institutions based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $0.4 million and $0.4 million related to the vesting of these restricted stock units during the three months ended September 30, 2015 and 2014, respectively, and $1.5 million and $0.6 million during the nine months ended September 30, 2015 and 2014, respectively, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of September 30, 2015, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $6.2 million, which is expected to be recognized over a weighted-average remaining period of 2.25 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$41,052	$33,272	$141,972	$129,498

Basic weighted-average number of shares outstanding	94,972	100,052	95,744	100,519
Dilutive common share equivalents	1,500	1,782	1,559	1,865
Diluted weighted-average number of shares outstanding	96,472	101,834	97,303	102,384

Basic earnings per share	$0.43	$0.33	$1.48	$1.29
Diluted earnings per share	$0.43	$0.33	$1.46	$1.26
The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the three months ended September 30, 2015 and 2014, stock options, warrants, and restricted stock units representing common share equivalents of 2,068,568 shares and 1,478,016 shares, respectively, were anti-dilutive. For the nine months ended September 30, 2015 and 2014, stock options, warrants, and restricted stock units representing common share equivalents of 1,975,454 shares and 1,344,782 shares, respectively, were anti-dilutive.
13.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 35.0%, primarily as a result of state taxes, settlement contingencies, and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 40.2% and 40.0% for the three months ended September 30, 2015 and 2014. The change between periods is due to various factors including the release of accruals for uncertain tax positions in 2014 due to completion of state tax audits.
The effective tax rates for the nine months ended September 30, 2015 and 2014 were 40.2% and 39.5%, respectively. The change between periods is due to the release of accruals for uncertain tax positions in 2014 due to completion of state tax audits and a decrease in the number of incentive stock options exercised in 2015 compared to the same period in 2014.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
14.    Related Party Transactions
The Company has related party transactions with certain portfolio companies of TPG, one of the Company's significant stockholders, and the LPL Financial Foundation. During the nine months ended September 30, 2015 and 2014, the Company recognized revenue for services provided to these related parties of $0.6 million and $0.7 million, respectively. The Company incurred expenses for services provided by certain of the TPG portfolio companies and the LPL Financial Foundation of $4.2 million and $0.9 million, during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and 2014, receivables from related parties were $0 and $0.1 million, respectively, and payables to related parties were $0.2 million and less than $0.1 million, respectively.
In February 2014, the Company entered into a share repurchase agreement with an investment fund associated with TPG, pursuant to which the Company repurchased 1.9 million shares of its common stock at a price of $52.00 per share, for total consideration of $100.0 million.

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
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $153.1 million with a minimum net capital requirement of $6.5 million as of September 30, 2015.
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
As of September 30, 2015 and December 31, 2014, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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
17.    Subsequent Events
On October 25, 2015, the Board of Directors declared a cash dividend of $0.25 per share on the Company's outstanding common stock to be paid on November 24, 2015 to stockholders of record on November 12, 2015.
On October 25, 2015, the Company's Board of Directors approved an increase in the Company's share repurchase plan by $347.8 million to a total of $500.0 million.

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
Executive Summary
Asset Growth Trends
We experienced strong asset growth as net new advisory assets were $4.2 billion and $13.7 billion for the three and nine months ended September 30, 2015, compared to $4.8 billion and $13.5 billion in the same periods in 2014. However, reductions in market-sensitive asset valuations offset these strong asset flows, and brokerage and advisory assets served as of September 30, 2015 declined to $461.8 billion from the September 30, 2014 balance of $464.8 billion.
As of September 30, 2015, our advisory assets had grown to $179.7 billion from $169.5 billion as of September 30, 2014 and represented 39% of advisory and brokerage assets served. Assets on our platform that serves independent RIAs that conduct their advisory business through separate entities (“Hybrid RIAs”) operating pursuant to the Investment Advisers Act of 1940 or through their respective states' investment advisory licensing rules, rather than through LPL Financial, had grown to $110.0 billion as of September 30, 2015 compared to $87.4 billion as of September 30, 2014, and represented 24% of total advisory and brokerage assets served.
Gross Profit Growth
Third quarter gross profit grew to $339.8 million, up from $331.1 million in the comparable period in 2014. Key contributors to third quarter gross profit growth included:
•$17.8 billion increase in net new advisory assets since September 30, 2014.
•163 net new advisors added since September 30, 2014.
•$3.7 billion increase in client cash sweep assets since September 30, 2014.
Progress on a number of regulatory matters
Regulatory-related charges decreased $14.4 million and $5.4 million for the three and nine months ended September 30, 2015 compared to the comparable periods in 2014, as we reached agreements to resolve several significant regulatory matters on which we had been working.
Capital Management Activity
We returned $49.0 million of capital to shareholders in the third quarter, including $24.0 million of dividends and $25.0 million of share buy backs. We purchased approximately 600,000 shares during the period at a weighted average price of $42.12 per share.

The Company's Board of Directors ("Board") declared a cash dividend of $0.25 per share on our outstanding common stock to be paid on November 24, 2015 to stockholders of record on November 12, 2015.
Our Sources of Revenue
Our revenues are derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust, and reporting platforms. We also generate asset-based revenues through our platform of over 26,000 financial products from a broad range of product manufacturers. Under our self-clearing platform, we custody the majority of client assets invested in these financial products, for which we provide statements, transaction processing, and ongoing account management. In return for these services, mutual funds, insurance companies, banks, and other financial product manufacturers pay us fees based on asset levels or number of accounts managed. We also earn interest from margin loans made to our advisors’ clients.
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
The table below summarizes the sources of our revenue, the primary drivers of each revenue source, and the percentage of each revenue source that represents recurring revenue:

			Nine Months Ended September 30, 2015
	Sources of Revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commission	- Transactions - Brokerage asset levels	$1,513	47%	48%
	Advisory	- Advisory asset levels	$1,028	32%	99%
Attachment revenue retained by us	Asset-Based - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Client asset levels - Number of accounts	$370	11%	98%
	Transaction and Fee - Transactions - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Number of premium technology subscribers	$305	9%	62%
	Other	- Margin account balances - Alternative investment transactions	$39	1%	46%
	Total Net Revenue		$3,255	100%
	Total Recurring Revenue		$2,313	71%

How We Evaluate Our Business
We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our business and key financial metrics are as follows:

	September 30,
	2015	2014	% Change
Business Metrics
Advisors(1)	14,073	13,910	1.2%
Advisory and brokerage assets (in billions)(2)	$461.8	$464.8	(0.6)%
Advisory assets under custody (in billions)(2)(3)	$179.7	$169.5	6.0%
Net new advisory assets (in billions)(4)	$13.7	$13.5	1.5%
Insured cash account balances (in billions)(2)	$19.5	$16.9	15.4%
Money market account balances (in billions)(2)	$8.2	$7.1	15.5%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Financial Metrics
Revenue (decrease) increase from prior period	(3.2)%	3.4%	(0.4)%	7.3%
Recurring revenue as a % of net revenue	72.4%	70.2%	71.1%	68.1%
Net income (in millions)	$41.1	$33.3	$142.0	$129.5
Earnings per share (diluted)	$0.43	$0.33	$1.46	$1.26
Non-GAAP Measures:
Gross profit (in millions)(5)	$339.8	$331.1	$1,035.3	$990.6
Gross profit growth from prior period	2.6%	4.5%	4.5%	6.8%
Gross profit as a % of net revenue	32.2%	30.4%	31.8%	30.3%
Adjusted EBITDA (in millions)	$118.4	$108.9	$388.8	$378.6
Adjusted EBITDA as a % of net revenue	11.2%	10.0%	11.9%	11.6%
Adjusted EBITDA as a % of gross profit	34.8%	32.9%	37.6%	38.2%
Adjusted Earnings (in millions)	$52.8	$48.8	$179.2	$181.6
Adjusted Earnings per share (diluted)	$0.55	$0.48	$1.84	$1.77
________________________________

(1)	Advisors are defined as those independent financial advisors and financial advisors at financial institutions who are licensed to do business with our broker-dealer subsidiary.

(2)
Advisory and brokerage assets are comprised of assets that are custodied, networked, and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Insured cash account and money market account balances are also included in advisory and brokerage assets. Set forth below are other client assets at September 30, 2015 and 2014, including retirement plan assets and certain trust and high-net-worth assets, that are custodied with third-party providers and therefore excluded from advisory and brokerage assets (in billions):

	September 30,
	2015	2014
Retirement plan assets(a)	$80.8	$76.2
Trust assets	$1.0	$3.0
High-net-worth assets	$94.4	$83.9
_____________________________

(a)
Retirement plan assets are held in retirement plans that are supported by advisors licensed with LPL Financial. At September 30, 2015 and 2014, our retirement plan assets represent assets that are custodied with various third-party providers of retirement plan administrative services who provide reporting feeds. We estimate the total assets in retirement plans supported to be between $115.0 billion and $125.0 billion at September 30, 2015 and between $110.0 billion and $120.0 billion at September 30, 2014. If we receive reporting feeds in the future from providers for whom we do not currently receive feeds, we intend to include and identify such additional assets in this metric. Such additional feeds since September 30, 2014, accounted for $3.6 billion of the $4.6 billion increase in retirement plan assets.

(3)
Advisory assets under custody are comprised of advisory assets under management in our corporate RIA platform and Hybrid RIA assets in advisory accounts custodied by us. See “Results of Operations” for a tabular presentation of advisory assets under custody.

(4)
Represents net new advisory assets for the nine months ended September 30, 2015 and 2014 consisting of funds from new accounts and additional funds deposited into existing advisory accounts that are custodied in our fee-based advisory platforms.

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
Set forth below is a reconciliation from our net income to Adjusted EBITDA, a non-GAAP measure, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$41,052	$33,272	$141,972	$129,498
Non-operating interest expense	13,493	12,897	40,671	38,651
Provision for income taxes	27,635	22,181	95,480	84,663
Amortization of intangible assets	9,534	9,634	28,707	29,046
Depreciation and amortization of fixed assets	17,231	14,885	50,856	41,572
EBITDA	108,945	92,869	357,686	323,430
EBITDA Adjustments:
Employee share-based compensation expense(1)	6,250	5,550	19,213	16,087
Acquisition and integration related expenses(2)	(8)	(328)	58	764
Restructuring and conversion costs(3)	3,080	9,958	11,487	26,606
Other(4)	85	829	402	11,667
Total EBITDA Adjustments	9,407	16,009	31,160	55,124
Adjusted EBITDA	$118,352	$108,878	$388,846	$378,554
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

(3)
Represents organizational restructuring charges, conversion, and other related costs primarily resulting from the expansion of our Service Value Commitment initiative. Results for the three and nine months ended September 30, 2015 also include charges related to the restructuring of the business of our subsidiary, Fortigent Holdings Company, Inc. (together with its subsidiaries, "Fortigent").

(4)
Results for the three and nine months ended September 30, 2014 include approximately $0.6 million and $9.8 million, respectively, in parallel rent, property tax, fixed asset disposals, and common area maintenance expenses incurred in connection with our relocation to our San Diego office building.

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
The following table sets forth a reconciliation of net income to the non-GAAP measures Adjusted Earnings and Adjusted Earnings per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$41,052	$33,272	$141,972	$129,498
After-Tax:
EBITDA Adjustments
Employee share-based compensation expense(1)	3,928	3,666	12,256	10,778
Acquisition and integration related expenses	(5)	(703)	36	(33)
Restructuring and conversion costs	1,891	6,114	7,053	16,336
Other	52	509	247	7,164
Total EBITDA Adjustments	5,866	9,586	19,592	34,245
Amortization of intangible assets	5,854	5,915	17,626	17,834
Adjusted Earnings	$52,772	$48,773	$179,190	$181,577
Adjusted Earnings per share(2)	$0.55	$0.48	$1.84	$1.77
Weighted-average shares outstanding — diluted	96,472	101,834	97,303	102,384
__________________

(1)
Generally, EBITDA Adjustments and amortization of intangible assets have been tax effected using a federal rate of 35.0% and the applicable effective state rate, which was 3.6%, net of the federal tax benefit, for the periods ended September 30, 2015 and 2014, respectively, except for the impact of incentive stock options granted to employees that qualify for preferential tax treatment and conversely for which we do not receive a tax deduction.

(2)
Represents Adjusted Earnings, a non-GAAP measure, divided by weighted-average number of shares outstanding on a fully diluted basis. Set forth below is a reconciliation of earnings per share on a fully diluted basis, as calculated in accordance with GAAP, to Adjusted Earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings per share — diluted	$0.43	$0.33	$1.46	$1.26
After-Tax:
EBITDA Adjustments per share	0.06	0.09	0.20	0.33
Amortization of intangible assets per share	0.06	0.06	0.18	0.18
Adjusted Earnings per share	$0.55	$0.48	$1.84	$1.77
Regulatory Matters
As a regulated entity, we are subject to regulatory oversight and inquiries related to, among other items, our compliance and supervisory systems and procedures and other controls, as well as our disclosures, supervision and reporting. The ongoing environment of additional regulation, increased regulatory compliance obligations, and enhanced regulatory enforcement has resulted in additional operational and compliance costs, as well as increased costs in the form of fines, restitution, and remediation related to regulatory matters. In the ordinary course of business, we periodically identify or become aware of purported inadequacies, deficiencies, and other issues. It is our policy to evaluate these matters for potential securities law or regulatory violations, and other potential compliance issues. It is also our policy to self-report known violations and issues as required by applicable law and regulation. When deemed probable that matters may result in financial losses, we accrue for those losses based on an estimate of possible fines, customer restitution, and losses related to the repurchase of sold securities and other losses, as applicable. Our ability to estimate such costs may vary based on the current stage of evaluation and status of discussion with regulators, as applicable.
Our accruals at September 30, 2015 include estimated costs for significant regulatory matters, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable. One of the matters relates to sales of certain securities over several years, and our accrual at September 30, 2015 includes an estimate for the loss we expect to incur in resolving this matter including if we were to repurchase certain affected securities at their original sales prices.
The outcome of regulatory matters could result in legal liability, regulatory fines, or monetary penalties in excess of our accruals, which could have a material adverse effect on our business, results of operations, cash flows, or financial condition. For more information on management’s loss contingency policies, see Note 9. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements.
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
As of September 30, 2015, we have incurred $65.0 million of costs related to outsourcing and other related costs, technology transformation costs, employee severance obligations, and other related costs, as well as non-cash charges for impairment of certain fixed assets related to internally developed software. The Program is expected to be completed in 2015, and we estimate total charges to be approximately $68.0 million. See Note 3. Restructuring, within the notes to the unaudited condensed consolidated financial statements for additional information regarding the Program.

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
See Note 6. Derivative Financial Instruments, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our derivative financial instruments.
Acquisitions, Integrations, and Divestitures
From time to time we undertake acquisitions or divestitures outside the ordinary course of business based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. There have been no material acquisitions, integrations, or divestitures during the nine months ended September 30, 2015. See our 2014 Annual Report on Form 10-K for 2014 activity.
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of financial markets, particularly in the United States. In the U.S., economic growth has remained steady despite headwinds from slowing growth in manufacturing, largely attributable to decreasing capital expenditures on energy projects; a strong dollar, which has weighed on exports; and concern in international markets, especially heavy commodity exporters and China. On the positive side, the job market has continued to heal, which has supported consumer spending; services sector growth remained strong; and housing markets have shown signs of strength. According to the most recent estimates by the Bureau of Economic Analysis, real gross domestic product ("GDP") in the U.S. grew at an annual rate of 3.9% in the second quarter of 2015, following 0.6% growth in the first quarter slowed by unusually harsh winter weather and West Coast port strikes. Based on preliminary third quarter data reviewed, the economy continued to expand at a moderate pace in the third quarter.
While U.S. growth has been steady, concerns about international growth and low commodity prices, as well as uncertainty about the timetable for Federal Reserve interest rate hikes, have caused increased uncertainty in some financial markets. The S&P 500 failed to produce a positive quarter for the first time since 2011, posting a negative total return of 6.4%. The quarter began on a positive note as second quarter earnings showed profit growth in the non-energy sectors of the economy, particularly financials and retail. However, August proved to be a particularly volatile month as investor sentiment turned more negative on concerns over a weakening Chinese economy and declining commodity prices. Weakness in stocks pushed benchmark Treasury rates lower during the quarter and flattened the yield curve, supporting performance by longer-duration quality bonds. More economically sensitive sectors, such as high-yield, were hurt by global growth concerns and underperformed the broad fixed income market. Despite quality bonds benefiting from increased investor risk aversion during the quarter, low rates and the prospect of future Federal Reserve interest rate hikes have continued to have an impact on demand for fixed and variable annuity products.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Federal Reserve policy. Low short-term rates can weigh on the profitability of our cash sweep program, due to the fee compression needed to keep our rates competitive. Expectations of the timing of the Federal Reserve’s first rate hike of the current cycle were pushed back by weaker than expected jobs growth in September, still low inflation pressured by commodity prices and dollar strength, and the most recent policy guidance from the Federal

Reserve’s policy arm, the Federal Open Market Committee ("FOMC"), following its October 27-28, 2015 meeting. The policy statement released at the conclusion of the FOMC's meeting included an affirmation of its view that the current 0 to 1/4 percent target range for the federal funds rate remains appropriate. In determining whether it will be appropriate to raise the target range at its next meeting, the FOMC indicated that it will assess its progress - both realized and expected - toward its objectives of maximum employment and 2 percent inflation. The FOMC stated that its assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments. The FOMC also stated that it anticipates that raising the target range for the federal funds rate would be appropriate when it has determined that the labor market is further improved and is reasonably confident that inflation will move back to 2 percent over the medium term.

Results of Operations
The following table and discussion below presents an analysis of our results of operations for the three and nine months ended September 30, 2015 and 2014. Where appropriate, we have identified specific events and changes that affect comparability or identification or monitoring of trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)
Revenues
Commission	$480,271	$520,388	(7.7)%	$1,513,359	$1,590,139	(4.8)%
Advisory	341,217	340,369	0.2%	1,028,213	998,016	3.0%
Asset-based	123,921	121,283	2.2%	369,625	354,494	4.3%
Transaction and fee	105,593	94,674	11.5%	305,099	276,284	10.4%
Other	3,743	12,520	(70.1)%	38,412	50,461	(23.9)%
Net revenues	1,054,745	1,089,234	(3.2)%	3,254,708	3,269,394	(0.4)%
Expenses
Production	714,988	758,091	(5.7)%	2,219,366	2,278,800	(2.6)%
Compensation and benefits	110,494	106,290	4.0%	335,111	317,459	5.6%
General and administrative	117,246	122,056	(3.9)%	331,057	323,232	2.4%
Depreciation and amortization	26,766	24,519	9.2%	79,564	70,618	12.7%
Restructuring charges	3,071	9,928	(69.1)%	11,487	26,473	(56.6)%
Total operating expenses	972,565	1,020,884	(4.7)%	2,976,585	3,016,582	(1.3)%
Non-operating interest expense	13,493	12,897	4.6%	40,671	38,651	5.2%
Total expenses	986,058	1,033,781	(4.6)%	3,017,256	3,055,233	(1.2)%
Income before provision for income taxes	68,687	55,453	23.9%	237,452	214,161	10.9%
Provision for income taxes	27,635	22,181	24.6%	95,480	84,663	12.8%
Net income	$41,052	$33,272	23.4%	$141,972	$129,498	9.6%
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

The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Variable annuities	$189,623	$206,382	$(16,759)	(8.1)%
Mutual funds	144,441	153,875	(9,434)	(6.1)%
Alternative investments	26,113	41,911	(15,798)	(37.7)%
Fixed annuities	42,417	36,631	5,786	15.8%
Equities	24,875	26,624	(1,749)	(6.6)%
Fixed income	21,778	21,165	613	2.9%
Insurance	19,105	20,293	(1,188)	(5.9)%
Group annuities	11,777	13,350	(1,573)	(11.8)%
Other	142	157	(15)	(9.6)%
Total commission revenue	$480,271	$520,388	$(40,117)	(7.7)%
The following table sets forth our commission revenue, by sales-based and trailing commission revenue, for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Sales-based	$244,041	$278,375	$(34,334)	(12.3)%
Trailing	236,230	242,013	(5,783)	(2.4)%
Total commission revenue	$480,271	$520,388	$(40,117)	(7.7)%
The decrease in commission revenue for the three months ended September 30, 2015 compared with the same period in 2014, was primarily due to a decrease in sales-based activity for alternative investments, variable annuities, and mutual funds. Significant market volatility and investor uncertainty in the low interest rate environment led to a decline in demand for variable annuities and mutual funds. Alternative investment sales commissions were challenged by a mature real estate market.

The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Variable annuities	$585,354	$611,286	$(25,932)	(4.2)%
Mutual funds	453,658	456,839	(3,181)	(0.7)%
Alternative investments	116,793	148,285	(31,492)	(21.2)%
Fixed annuities	113,616	126,187	(12,571)	(10.0)%
Equities	75,684	82,245	(6,561)	(8.0)%
Fixed income	69,836	65,591	4,245	6.5%
Insurance	60,817	57,615	3,202	5.6%
Group annuities	37,160	41,571	(4,411)	(10.6)%
Other	441	520	(79)	(15.2)%
Total commission revenue	$1,513,359	$1,590,139	$(76,780)	(4.8)%
The following table sets forth our commission revenue, by sales-based and trailing commission revenue, for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Sales-based	$790,300	$893,628	$(103,328)	(11.6)%
Trailing	723,059	696,511	26,548	3.8%
Total commission revenue	$1,513,359	$1,590,139	$(76,780)	(4.8)%
The decrease in commission revenue for the nine months ended September 30, 2015 compared with the same period in 2014, was primarily due to a decrease in sales-based activity for alternative investments, fixed and variable annuities, and mutual funds. Alternative investment sales commissions were challenged by a mature real estate market. Significant market volatility and investor uncertainty in the low interest rate environment led to a decline in demand for fixed and variable annuities and mutual funds.
Increases in trailing revenues primarily for mutual funds and variable annuities reflect improved investor engagement and stronger market conditions in the nine months ended September 30, 2015, resulting in the increase in the value of the underlying assets.
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
The following table summarizes the activity within our advisory assets under custody for the three and nine months ended September 30, 2015 and 2014 (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance - Beginning of period	$186.8	$167.3	$175.8	$151.6
Net new advisory assets	4.2	4.8	13.7	13.5
Market impact and other	(11.3)	(2.6)	(9.8)	4.4
Balance - End of period	$179.7	$169.5	$179.7	$169.5
Net new advisory assets for the three and nine months ended September 30, 2015 and 2014 had a limited impact on advisory fee revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory fee revenue and have resulted from recruiting of new Hybrid RIAs and the continued shift by our existing advisors from brokerage towards more advisory business. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets under management. The growth in advisory revenue for the three and nine months ended September 30, 2015 compared with the same period in 2014 is due to net new advisory assets resulting from our recruiting efforts and strong advisor productivity, as well as market gains as represented by higher levels of the S&P 500 index, particularly in the first half of 2015.
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
The following table summarizes the composition of our advisory assets under custody as of September 30, 2015 and 2014 (in billions):

	September 30,
	2015	2014	$ Change	% Change
Advisory assets under management	$119.1	$123.1	$(4.0)	(3.2)%
Hybrid RIA assets in advisory accounts custodied by LPL Financial	60.6	46.4	14.2	30.6%
Total advisory assets under custody	$179.7	$169.5	$10.2	6.0%
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
Revenues from product sponsors and for record-keeping services, which are largely based on the underlying asset values, increased in the three months ended September 30, 2015 compared with the same period in 2014 due to the impact of the higher average market indices on the value of those underlying assets and net new sales of eligible assets. Asset-based revenues also include revenues from our cash sweep programs, which decreased by

$1.2 million, or 4.8%, to $24.0 million for the three months ended September 30, 2015 from $25.2 million for the three months ended September 30, 2014. The decrease is due to fee reduction that resulted from the repricing of certain contracts that underlie our cash sweep programs.
Revenues for product sponsors and record-keeping services increased in the nine months ended September 30, 2015 compared to the same period in 2014 due to the impact of the higher average market indices on the value of such underlying assets and net new sales of eligible assets. Asset-based revenues also include revenues from our cash sweep programs, which decreased by $5.8 million, or 7.8%, to $68.1 million for the nine months ended September 30, 2015 from $73.9 million for the nine months ended September 30, 2014. The decrease is due to fee reduction that resulted from the repricing of certain contracts that underlie our cash sweep programs.
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
Transaction and fee revenues increased for the three and nine months ended September 30, 2015 compared with the same periods in 2014, primarily due to higher trade volumes in certain advisory accounts that generate transaction based revenue. An additional contributing factor was the increase in our average number of advisors of 1.7% and 2.3% for the three and nine months ended September 30, 2015, respectively.
Other Revenues
Other revenues include marketing allowances received from certain financial product manufacturers, primarily those who offer alternative investments, such as non-traded real estate investment trusts and business development companies, mark-to-market gains and losses on assets held by us for the advisor non-qualified deferred compensation plan and our model research portfolios, revenues from our Retirement Partners program, interest income from client margin accounts and cash equivalents, net of operating interest expense, and other items.
Other revenues decreased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to mark-to-market losses on assets related to the advisor non-qualified deferred compensation plan and our model research portfolios.
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
We characterize components of production payout, which consists of all production expenses except brokerage, clearing, and exchange fees, as either GDC sensitive or non-GDC sensitive. Base payout amounts and production based bonuses earned by and paid to advisors are characterized as GDC sensitive because they are variable and highly correlated to the level of our commission and advisory revenues in a particular reporting period. Payout characterized as non-GDC sensitive includes share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at each reporting period, and mark-to-market gains or losses on amounts designated by advisors as deferred commissions in a non-qualified deferred compensation plan. Non-GDC sensitive payout is correlated either to market movement or to the value of our stock. We believe that discussion of production payout, viewed in addition to, and not in lieu of, our production expenses, provides useful information to investors regarding our payouts to advisors.
The following table shows our production payout ratio for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2015	2014		2015	2014
Base payout rate	83.17%	83.50%	(33 bps)	83.35%	83.86%	(51 bps)
Production based bonuses	3.12%	3.18%	(6 bps)	2.49%	2.41%	8 bps
GDC sensitive payout	86.29%	86.68%	(39 bps)	85.84%	86.27%	(43 bps)
Non-GDC sensitive payout	(0.89)%	(0.01)%	(88 bps)	(0.08)%	0.41%	(49 bps)
Total Payout Ratio	85.40%	86.67%	(127 bps)	85.76%	86.68%	(92 bps)
Production expenses for the three months ended September 30, 2015 compared with the same period in 2014 decreased, which correlates with the changes in our commission and advisory revenues during the same period. The change in non-GDC sensitive payout is attributable to decreased advisor share-based compensation, which is correlated to market movement in our stock as measured at the end of each quarter in the periods presented and the advisor non-qualified deferred compensation plan.
Production expenses for the nine months ended September 30, 2015 compared with the same period in 2014 decreased, which correlates with the changes in our commission and advisory revenues during the same period. The change in non-GDC sensitive payout ratio is attributable to decreased advisor share-based compensation correlating to market movement in our stock as measured at the end of each quarter in the periods presented and the advisor non-qualified deferred compensation plan.
Compensation and Benefits Expense
Compensation and benefits expense includes salaries and wages and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.
The increase in compensation and benefits expense for the three months ended September 30, 2015 compared with the same period in 2014 was primarily driven by increases in salary that reflect our annual merit pay increase cycle and health care costs. The average number of full-time employees was consistent, at 3,394 for the three months ended September 30, 2015 compared to 3,386 for the three months ended September 30, 2014.
The increase in compensation and benefits expense for the nine months ended September 30, 2015 compared with the same period in 2014 was primarily driven by increases in salary that reflect our annual merit pay increase cycle, increases in health care costs, and a 1.5% increase in our average number of full-time employees from 3,320 for the nine months ended September 30, 2014 to 3,369 for the nine months ended September 30, 2015.
General and Administrative Expenses
General and administrative expenses include promotional, occupancy and equipment, professional services, communications and data processing, and other expenses. Promotional expenses include costs related to our hosting of certain advisor conferences that serve as training, sales, and marketing events, as well as recruiting costs such as transition assistance and amortization related to forgivable loans issued to advisors. Included in other expenses are the estimated costs of the investigation, settlement, and resolution of regulatory matters.
The decrease in general and administrative expenses for the three months ended September 30, 2015 compared with the same period in 2014 was primarily driven by decreases in charges related to estimated costs for the investigation, settlement, and resolution of regulatory matters.
The increase in general and administrative expenses for the nine months ended September 30, 2015 compared with the same period in 2014 was primarily driven by promotional expenses, offset by a decrease in charges related to estimated costs for the investigation, settlement, and resolution of regulatory matters.

Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of intangible assets established through our acquisitions, as well as fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
The increase in depreciation and amortization for the three and nine months ended September 30, 2015 compared with the same periods in 2014 was due to the increased levels of capital expenditures in 2014 related to the relocation of our San Diego office building and the continuing development of capitalized software.
Restructuring Charges
Restructuring charges primarily represent expenses incurred as a result of our expansion of our Service Value Commitment initiative. These charges relate primarily to consulting fees paid to support our technology transformation as well as employee severance obligations and other related costs and non-cash charges for impairment. Also included in the restructuring charges are expenses incurred as part of our Fortigent restructuring. See Note 3. Restructuring, within the notes to the unaudited condensed consolidated financial statements for further detail.
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
Our effective tax rate was 40.2% and 40.0% for the three months ended September 30, 2015 and 2014, respectively. The change between periods is due to the release of accruals for uncertain tax positions in 2014 due to the completion of state tax audits.
Our effective tax rate was 40.2% and 39.5% for the nine months ended September 30, 2015 and 2014, respectively. The change between periods is due to the release of accruals for uncertain tax positions in 2014 due to the completion of state tax audits and a decrease in the number of incentive stock options exercised in 2015 compared to the same period in 2014.
Liquidity and Capital Resources
Senior management establishes our liquidity and capital policies. These policies include senior management’s review of short- and long-term cash flow forecasts, review of monthly capital expenditures, and daily monitoring of liquidity for our subsidiaries. Decisions on the allocation of capital are based upon, among other things, projected profitability and cash flow, risks of the business, regulatory capital requirements, and future liquidity needs for strategic activities. Our Treasury Department assists in evaluating, monitoring, and controlling the business activities that impact our financial condition, liquidity and capital structure and maintains relationships with various lenders. The objectives of these policies are to support the executive business strategies while ensuring ongoing and sufficient liquidity. On October 29, 2015, we announced planned changes in our capital management strategies related to our overall level of indebtedness and share repurchases, which are expected to affect our liquidity and capital resources beginning in the fourth quarter of 2015.

A summary of changes in our cash flow is provided as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash flows provided by (used in):
Operating activities	$230,429	$224,251
Investing activities	(75,158)	(80,114)
Financing activities	(157,567)	(201,227)
Net decrease in cash and cash equivalents	(2,296)	(57,090)
Cash and cash equivalents — beginning of period	412,332	516,584
Cash and cash equivalents — end of period	$410,036	$459,494
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
The change in cash flows provided by operating activities for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to increases in accounts payable and accrued liabilities relating to advisor deferred compensation and self-insurance, and increases in unearned revenues and deferred commissions, partially offset by uses of cash in receivables from others associated with advisor loans.
Changes in cash flows used in investing activities for the nine months ended September 30, 2015 as compared to the same period in 2014 were due primarily to the deposits of restricted cash relating to our captive insurance subsidiary, which was not established until the first quarter of 2015.
Changes in the cash flows used in financing activities for the nine months ended September 30, 2015 compared to the same period in 2014 were due to an increase in proceeds from our revolving credit facility.
We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, which include three uncommitted lines of credit available and the revolving credit facility established through our amended credit agreement, will be adequate to satisfy our working capital needs, the payment of all of our obligations, and the funding of anticipated capital expenditures for the foreseeable future. In addition, we have certain capital adequacy requirements related to our registered broker-dealer entity and bank trust subsidiaries and have met all such requirements and expect to continue to do so for the foreseeable future. We regularly evaluate our existing indebtedness, including refinancing thereof, based on a number of factors, including our capital requirements, future prospects and business opportunities, contractual restrictions, the availability of refinancing on attractive terms, and general market conditions. On October 29, 2015, we announced an intention to increase our level of indebtedness and refinance a portion of our existing debt, which we expect to occur in the fourth quarter of 2015 subject to conditions in the debt capital markets and our ability to renegotiate certain terms of our existing credit agreement. See the Risks Related to our Debt section within Part I, “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K for more information about the risks associated with our debt obligations and their potential effect on our liquidity.
Share Repurchases
The Board of Directors has historically approved several share repurchase programs pursuant to which we may repurchase issued and outstanding shares of our common stock. On October 29, 2015, we announced that the Board of Directors had authorized an increase to our current share repurchase program, which enables us to repurchase up to $500 million of our shares from time to time. We also announced our intention to effectuate these purchases as quickly as practicable consistent with best execution, our general operating needs and applicable constraints under our credit agreement. These purchases may be effected in open market or privately negotiated transactions, which may include accelerated share repurchase programs or transactions with our affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion. See Note 10.

Stockholders' Equity, within the the notes to the unaudited condensed consolidated financial statements for additional information regarding our share repurchases.
Dividends
The payment, timing, and amount of any dividends are subject to approval by our Board as well as certain limits under our credit facilities. See Note 10. Stockholders' Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our dividends. On October 25, 2015, the Board of Directors declared a cash dividend of $0.25 per share on the Company's outstanding common stock to be paid on November 24, 2015 to stockholders of record on November 12, 2015.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain at clearing organizations to support these clients’ trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When a client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan, or sell securities that collateralize those margin accounts. As of September 30, 2015, we had received collateral primarily in connection with client margin loans with a fair value of approximately $344.6 million, which we can re-pledge, loan, or sell. Of these securities, approximately $29.4 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of September 30, 2015 there were no restrictions that materially limited our ability to re-pledge, loan, or sell the remaining $315.2 million of client collateral.
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
Our registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At September 30, 2015, LPL Financial's excess net capital was $146.6 million.
LPL Financial's ability to pay dividends greater than 10% of its excess net capital during any 35 day rolling period is subject to prior approval from FINRA. In addition, payment of dividends is restricted if LPL Financial's net capital would be less than 5.0% of aggregate customer debit balances.
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
Our subsidiary, The Private Trust Company, N.A. (“PTC”), is also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC's operations.

Debt and Related Covenants
We are party to a debt agreement with our wholly-owned subsidiary, LPL Holdings, Inc., and other parties thereto (the "Credit Agreement"). See Note 8. Debt, within the notes to the unaudited condensed consolidated financial statements for further detail.
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
As of September 30, 2015 we were in compliance with all of our covenant requirements. Our covenant requirements and actual ratios were as follows:

	September 30, 2015
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	4.00	2.70
Interest Coverage (Minimum)	3.00	10.50
On October 29, 2015, we announced our intention to amend the Credit Agreement to provide for incremental upsizing of our credit facilities by up to $700 million, extension of the maturity of certain or all currently outstanding term B loans (from March 2019 to March 2021), and modification of restrictive covenants to enable additional levels of indebtedness and execution of the full amount of the increased share repurchase authorization that was concurrently announced.  We also announced an intention to maintain a leverage to net debt ratio of approximately four times adjusted EBITDA.
Off-Balance Sheet Arrangements
We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Note 9. Commitments and Contingencies and Note 16. Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk, within the notes to the unaudited condensed consolidated financial statements.

Contractual Obligations
We are involved in a build-to-suit lease arrangement in Fort Mill, South Carolina, under which we serve as the construction agent on behalf of the landlord. Under such arrangement, we have obligations to fund cost over-runs in our capacity as the construction agent, and accordingly have determined that under lease accounting standards we bear substantially all of the risks and rewards of ownership as measured under GAAP. We are therefore required to report the landlord's costs of construction on our balance sheet as a fixed asset during the construction period as if we owned such asset. As of September 30, 2015, we have recorded $43.2 million in fixed assets in connection with this arrangement and an equal and off-setting leasehold financing obligation on the unaudited condensed consolidated statement of financial condition. See Note 2. Summary of Significant Accounting Policies within the notes to the unaudited condensed consolidated financial statements for further detail as well as Risks Related to Our Business Generally section within Part I, "Item 1A. Risk Factors" in our 2014 Annual Report on Form 10-K for more information about the risks associated with this real estate development project.
In the three months ended September 30, 2015 there have been no material changes in our contractual obligations, other than in the ordinary course of business or as noted above, from those disclosed in our 2014 Annual Report on Form 10-K. See Note 8. Debt and Note 9. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K, for further detail on operating lease obligations and obligations under noncancelable service contracts.
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
At September 30, 2015, we did not adjust prices received from the independent third-party pricing service. For certificates of deposit and treasury securities, we utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.
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
Changes in the value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices, and the correlation among these factors. We manage our trading inventory by product type. Our activities to facilitate client transactions generally involve mutual fund activities, including dividend reinvestments. The balances are based upon pending client activities, which are monitored by our Service, Trading, and Operations (formerly known as Client Support Services) department. Because these positions arise from pending client transactions, there are no specific trading or position limits. Positions held to meet clearing deposit requirements consist of U.S. government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlement area within our Service, Trading, and Operations department. Our research department develops model portfolios that are used by advisors in developing client portfolios. We currently maintain approximately 194 accounts based on model portfolios. At the time a portfolio is developed, we purchase securities in the same weighting as we would for a client account. Account minimums vary by product and can range from $5,000 to $250,000 per model. We utilize these positions to track the performance of the research department. The limits on this activity are based at the inception of each new model.
At September 30, 2015, the fair value of our trading securities owned were $16.6 million. Securities sold, but not yet purchased were immaterial at September 30, 2015. The fair value of securities included within other assets were $97.9 million at September 30, 2015. See Note 4. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased, and other assets associated with our client facilitation activities. See Note 5. Held-to-Maturity Securities, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
We do not enter into contracts involving derivatives or other similar financial instruments for proprietary trading purposes.
We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trailing commissions are paid, and assets eligible for sponsor payments.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of September 30, 2015, all of the outstanding debt under our Credit Agreement, $1.7 billion, was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are subject to the same, but off-setting interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at September 30, 2015 (in thousands):

	Outstanding at Variable Interest Rates	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facilities		Points	Points	Points	Points
Term Loan A	$459,375	$459	$1,148	$2,297	$4,594
Term Loan B	1,056,754	—	174	2,534	7,797
Revolving Credit Facility	150,000	150	375	750	1,500
Variable Rate Debt Outstanding	$1,666,129	$609	$1,697	$5,581	$13,891
See Note 8. Debt, within the notes to the unaudited condensed consolidated financial statements for additional information.
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

The average Federal Reserve effective federal funds rate (“FFER”) for the three months ended September 30, 2015 was 0.14%. The following table reflects the approximate annual impact to asset-based revenues on our insured cash programs (assuming that client balances at September 30, 2015 remain unchanged) of an upward or downward change in short-term interest rates of one basis point (dollars in thousands):

Federal Reserve Effective Federal Funds Rate	Annualized Increase or Decrease in Asset-Based Revenues per One Basis Point Change
0.00% - 0.25%	$1,900
0.26% - 1.25%	$1,000
1.26% - 2.80%	$900
The actual impact to asset-based revenues, including a change in the FFER of greater than 2.8%, may vary depending on the FRS committee's strategy in response to a change in interest rate levels, the significance of a change, and actual balances at the time of such change.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in clients' accounts is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial and did not exceed $0.1 million during the nine months ended September 30, 2015 and 2014. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Business Line Management
Each business line is responsible for managing its risk, and business line management is responsible for keeping senior management, including the members of the ROC, informed of operational risk and escalating risk matters (as defined by the Company’s escalation policies). We have conducted Company-wide escalation training for our employees. Certain business lines, including Service, Trading, and Operations and Business Technology Services, have dedicated personnel with responsibilities for monitoring and managing risk-related matters. Business lines are subject to oversight by the control groups, and the Finance, Legal, Business Technology Services, and Human Capital Departments also execute certain control functions and report matters to the ROC, Audit Committee, and Board as appropriate.
Policy Committee and Advisor Policies
In addition to the ERM framework, the Management Committee of LPL Financial has established a Policy Committee to provide a centralized decision-making process for material policy issues that may arise on an ad hoc basis. The membership of the Policy Committee consists of a subset of the Management Committee and currently includes: the President, who serves as chair of the Policy Committee; the Managing Director, Legal & Government Relations; the Managing Director, Chief Risk Officer; and the Managing Director, Investment and Planning Solutions. Among other issues, the Policy Committee addresses policy conflicts and potential conflicts that may arise from time to time from legal and regulatory requirements, business proposals, and practices throughout the Company as they relate to advisor-facing or public-facing issues. The Policy Committee is responsible for analyzing such issues, and either facilitating the policy decision or conflict resolution, or making the policy decision. The Policy Committee reports the results of its decisions or other resolutions to the Management Committee on an ad hoc basis.
We also have written policies and procedures that govern the conduct of business by our advisors, employees, and the terms and conditions of our relationships with product manufacturers. Our client and advisor policies address the extension of credit for client accounts, data and physical security, compliance with industry regulation, and codes of ethics to govern employee and advisor conduct, among other matters.
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

Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, there are no matters outstanding that would have a material adverse impact on our operations or financial condition. For a discussion of legal proceedings, see Note 9. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements for disclosure of matters related to regulatory matters.
Item 1A. Risk Factors
There have been no material changes in the information regarding the Company’s risks, as set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2014 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases on a monthly basis during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
July 1, 2015 through July 31, 2015	—	$—	—	$177,158,921
August 1, 2015 through August 31, 2015	593,868	$42.12	593,868	$152,158,982
September 1, 2015 through September 30, 2015	—	$—	—	$152,158,982
July 1, 2015 through September 30, 2015	593,868		593,868	$152,158,982
____________________

(1)	See Note 10. Stockholders' Equity, within the notes to the unaudited condensed consolidated financial statements for additional information.

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

LPL Financial Holdings Inc.
Date:	October 29, 2015	By:	/s/ MARK S. CASADY
Mark S. Casady
Chairman and Chief Executive Officer

Date:	October 29, 2015	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer