Form 10-K
period 2015-12-31
LPL Financial Holdings Inc.
filed 2016-02-25
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of June 30, 2015, the aggregate market value of the voting stock held by non-affiliates of the registrant was $3.8 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

The number of shares of common stock, par value $0.001 per share, outstanding as of February 22, 2016 was 88,939,376.

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
On our internet site, http://www.lpl.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our proxy statements, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Hard copies of all such filings are available free of charge by request via email (investor.relations@lpl.com), telephone (617) 897-4574, or mail (LPL Financial Investor Relations at 75 State Street, 22nd Floor, Boston, MA 02109). The information contained or incorporated on our website is not a part of this Annual Report on Form 10-K.
When we use the terms “LPLFH”, “we”, “us”, “our”, and the “Company” we mean LPL Financial Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K regarding the Company's future financial and operating results, growth, business strategies, plans, liquidity, future indebtedness, future share repurchases, and future dividends, including statements regarding future resolution of regulatory matters and related costs, income projections based on changes in interest rates, and projected savings and anticipated improvements to the Company's operating model, services, and technology as a result of its initiatives and programs, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company's historical performance and its plans, estimates, and expectations as of February 25, 2016. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of brokerage and advisory assets; fluctuations in levels of net new advisory assets and the related impact on fee revenue; effects of competition in the financial services industry; changes in the number of the Company's financial advisors and institutions, and their ability to market effectively financial products and services; changes in interest rates and fees payable by banks participating in the Company's cash sweep program, including the Company's success in negotiating agreements with current or additional counterparties; changes in the growth and profitability of the Company’s fee-based business; the effect of current, pending, and future legislation, regulation, and regulatory actions, including the fiduciary rule proposed by the U.S. Department of Labor and disciplinary actions imposed by federal and state securities regulators and self-regulatory organizations; the costs of settling and remediating issues related to pending or future regulatory matters; execution of the Company's capital management plans, including its compliance with the terms of its existing credit agreement; the price, the availability of shares and trading volumes of the Company's common stock, which will affect the timing and size of future share repurchases by the Company; execution of the Company's plans and its success in realizing the expense savings and service improvements and efficiencies expected to result from its initiatives and programs, particularly its expense plans and technological initiatives; the Company's success in negotiating and developing commercial arrangements with third-party service providers; the performance of third-party service providers on which the Company relies; the Company's ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; and the other factors set forth in Part I, Item 1A - “Risk Factors”. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this annual report, even if its estimates change, and you should not rely on statements contained herein as representing the Company's views as of any date subsequent to the date of this annual report.

ii

iii

PART I

Item 1.  Business
General Corporate Overview
We are a leader in the retail financial advice market, the nation's largest independent broker-dealer (based on total revenues, Financial Planning magazine June 1996-2015), a top custodian for registered investment advisors ("RIAs"), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 14,000 independent financial advisors (our "advisors"), including financial advisors at more than 700 financial institutions across the country, enabling them to provide their retail investors ("clients") with objective financial advice through a lower conflict model. We also support over 4,200 financial advisors who are affiliated and licensed with insurance companies that use our customized clearing services, advisory platforms, and technology solutions.
Through our advisors, we are one of the largest distributors of financial products and services in the United States, and are one of the top five firms based on the number of advisors in the United States.
We believe there is a fundamental need for independent financial advice in America. We believe investors achieve better outcomes when working with a financial advisor. We strive to make it easy for financial advisors to do what is best for their clients, while protecting advisors and investors and promoting independence and choice through access to a wide range of diligently evaluated non-proprietary products. This is the sole focus of our business.
Our mission is to enable our advisors to focus on what they do best—create the personal, long-term relationships that are the foundation for turning life’s aspirations into financial realities. Our differentiator is the combination of our capabilities across research, technology, risk management, and practice management, which together exceed any individual competitor’s offering. All of these are delivered in an environment unencumbered by conflicts from product manufacturing, underwriting, or market-making.
We began operations through LPL Financial LLC ("LPL Financial"), our broker-dealer subsidiary, in 1989. LPL Financial Holdings Inc., which is the parent company of our collective businesses, was incorporated in Delaware in 2005. LPL Financial is a clearing broker-dealer and an investment advisor that primarily transacts business as an agent for our advisors on behalf of their clients by providing access to a broad array of financial products and services. Through our subsidiary The Private Trust Company, N.A. ("PTC"), we offer trust administration, investment management oversight and Individual Retirement Account ("IRA") custodial services for estates and families. Our subsidiary, Independent Advisers Group Corporation (“IAG”), offers an investment advisory solution to insurance companies to support their financial advisors who are licensed with them. Our subsidiary, LPL Insurance Associates, Inc., ("LPLIA"), operates as a brokerage general agency that offers life, long-term care, and disability insurance sales and services.
Our Business
Our Advisor Relationships
Our business is dedicated exclusively to our advisors; we are not a market-maker nor do we offer investment banking or underwriting services. We offer no proprietary products of our own. Because we do not offer proprietary products, we enable the independent financial advisors, banks, and credit unions that we support to offer their clients lower-conflict advice.
We work alongside advisors to navigate complex market and regulatory environments and strive to empower them to create the best outcomes for investors. In addition, we make meaningful investments in technology and services to support the growth, productivity, and efficiency of advisors across a broad spectrum of business models as their practices evolve. LPL advisors are part of a community of diverse, entrepreneurial financial services professionals from whom they can learn and grow.
We believe we offer a compelling economic value proposition to independent advisors, which is a key factor in our ability to attract and retain advisors and their practices. The independent channels pay advisors a greater share of brokerage commissions and advisory fees than the captive channels — generally 80-90% compared to 30-50%. Through our scale and operating efficiencies, we are able to offer our advisors what we believe to be the highest average payout ratios among the five largest U.S. broker-dealers, ranked by number of advisors.
Furthermore, we believe that our technology and service platforms enable our advisors to operate their practices with a greater focus on serving investors while generating revenue opportunities and at a lower cost than other independent advisors. As a result, we believe that our advisors who own practices earn more pre-tax profit than practice owners affiliated with other independent brokerage firms. Finally, as business owners, our independent financial advisors, unlike captive advisors, also have the opportunity to build equity in their own businesses.
Our advisors build long-term relationships with their clients in communities across the U.S. by guiding them through the complexities of investment decisions, retirement solutions, financial planning, and wealth-management. Our advisors support approximately 4.6 million client accounts. Our services are designed to support the evolution of our advisors’ businesses over time and to adapt as our advisors' needs change.
Our advisors average over 15 years of industry experience, which allows us to focus on supporting and enhancing our advisors’ businesses without needing to provide basic training or subsidizing advisors who are new to the industry. Our flexible business platform allows our advisors to choose the most appropriate business model to support their clients, whether they conduct brokerage business, offer brokerage and fee-based services on our corporate RIA platforms, or provide fee-based services through their own RIA practices.
The majority of our advisors are entrepreneurial independent contractors who are primarily located in rural and suburban areas and as such are viewed as local providers of independent advice. Many of our advisors operate under their own business name, and we may assist these advisors with their own branding, marketing and promotion, and regulatory review.
Advisors licensed with LPL Financial as registered representatives and as investment advisory representatives are able to conduct both commission-based business on our brokerage platform and fee-based business on our corporate RIA platform. In order to be licensed with LPL Financial, advisors must be approved through our assessment process, which includes a thorough review of each advisor’s education, experience, and credit and compliance history. Approved advisors become registered with LPL Financial and enter into a representative agreement that establishes the duties and responsibilities of each party. Pursuant to the representative agreement, each advisor makes a series of representations, including that the advisor will disclose to all clients and prospective clients that the advisor is acting as LPL Financial's registered representative or investment advisory representative, that all orders for securities will be placed through LPL Financial, that the advisor will sell only products that LPL Financial has approved, and that the advisor will comply with LPL Financial policies and procedures as well as securities rules and regulations. These advisors also agree not to engage in any outside business activity without prior approval from us and not to act in competition with us.
LPL Financial also supports over 375 stand-alone RIA firms ("Hybrid RIAs") with over 3,900 advisors who conduct their advisory business through these separate entities, rather than through LPL Financial. Hybrid RIAs operate pursuant to the Investment Advisers Act of 1940, as amended (the "Advisers Act") or their respective states' investment advisory licensing rules. These Hybrid RIAs engage us for technology, clearing, and custody services, as well as access to certain of our investment platforms. Advisors associated with Hybrid RIAs retain 100% of their advisory fees. In return, we charge separate fees for custody, trading, administrative, and support services. In addition, most financial advisors associated with Hybrid RIAs carry their brokerage license with LPL Financial and access our fully-integrated brokerage platform under standard terms, although some financial advisors associated with Hybrid RIAs do not carry a brokerage license with us.
We believe we are the market leader in providing support to over 2,200 financial advisors at approximately 700 banks and credit unions nationwide. For these institutions, the core capabilities of which may not include investment and financial planning services, or that find the technology, infrastructure, and regulatory requirements of supporting such services to be cost-prohibitive, we provide their financial advisors with the infrastructure and services they need to be successful, allowing the institutions to focus more energy and capital on their core businesses.
A subset of our advisors provides advice and serves group retirement plans primarily for small and mid-size businesses. These advisors serve over 32,300 retirement plans representing $83.0 billion in retirement plan assets custodied at various custodians. LPL Financial provides these advisors with marketing tools and technology capabilities that are designed for retirement solutions.
We also provide support to approximately 4,200 additional financial advisors who are affiliated and licensed with insurance companies. These arrangements allow us to provide outsourced customized clearing, advisory platforms, and technology solutions that enable the financial advisors at these insurance companies to offer a breadth of services to their client base in an efficient manner.

Our Value Proposition
The core of our business is dedicated to meeting the evolving needs of our advisors and providing the platform and tools to grow and enhance the profitability of their businesses. We are dedicated to continuously improving the processes, systems, and resources we leverage to meet these needs.
We support our advisors by providing front-, middle-, and back-office solutions through our distinct value proposition: integrated technology solutions, comprehensive clearing and compliance services, consultive practice management programs and training, and independent research. The comprehensive and increasingly automated nature of our offering enables our advisors to focus on their clients while successfully and efficiently managing the complexities of running their own practice.
Integrated Technology Solutions
We provide our technology and service to advisors through an integrated technology platform that is server-based and web-accessible. Our technology offerings are designed to permit our advisors to effectively manage all critical aspects of their businesses in an efficient manner while remaining responsive to their clients’ needs. We continue to automate time-consuming processes, such as account opening and management, document imaging, transaction execution, and account rebalancing, in an effort to improve our advisors' efficiency and accuracy.
Comprehensive Clearing and Compliance Services
We provide custody and clearing services for the majority of our advisors’ transactions, providing a simplified and streamlined advisor experience and expedited processing capabilities. Our self-clearing platform enables us to better control client data, more efficiently process and report trades, facilitate platform development, reduce costs, and ultimately enhance the service experience for our advisors and their clients. Our self-clearing platform also enables us to serve a wider range of advisors, including Hybrid RIAs and their associated advisors.
We continue to make substantial investments in our compliance function to provide our advisors with a strong framework through which to understand and operate within regulatory guidelines, as well as guidelines that we establish. Protecting the best interests of investors and our affiliated advisors is of utmost importance to us. As the financial industry and regulatory environment evolve and become more complex, we remain devoted to serving our clients ethically and exceedingly well. We have made a long-term commitment to enhancing our risk management and compliance structure. Our technology-based compliance and risk management tools further enhance the overall effectiveness and scalability of our control environment.
Our team of risk and compliance employees assist our advisors through:

•	training and advising advisors on new products, new regulatory guidelines, compliance and risk management tools, security policies and procedures, anti-money laundering, and best practices;

•	supervising sales practice activities and facilitating the oversight of activities for branch managers;

•	conducting technology-enabled surveillance of trading activities and sales practices;

•	for advisors on our corporate RIA platform, overseeing and monitoring of registered investment advisory activities; and

•	inspecting branch offices and advising on how to strengthen compliance procedures.
Practice Management Programs and Training
Our practice management programs are designed to help financial advisors in independent practices and financial institutions, as well as all levels of financial institution leadership, enhance and grow their businesses. Our experience gives us the ability to benchmark the best practices of successful advisors and develop customized recommendations to meet the specific needs of an advisor’s business and market, and our scale allows us to dedicate a team of experienced professionals to this effort. Our practice management and training services include:

•	personalized business consulting that helps eligible advisors and program leadership enhance the value and operational efficiency of their businesses;

•
advisory and brokerage consulting and financial planning to support advisors in growing their businesses through our broad range of products and fee-based offerings, as well as wealth management services to assist advisors serving high-net-worth clients with comprehensive estate, tax, philanthropic, and financial planning processes;

•	marketing strategies, including campaign templates, to enable advisors to build awareness of their services and capitalize on opportunities in their local markets;

•	succession planning and an advisor loan program for advisors looking to either sell their own or buy another practice;

•	transition services to help advisors establish independent practices and migrate client accounts to us; and

•	in-person and virtual training and educational programs on topics including technology, use of advisory platforms, and business development.
Independent Research
We provide our advisors with integrated access to comprehensive research on a broad range of investments and market analysis on macro-economic events, capital markets assumptions, and strategic and tactical asset allocation. Our research team provides advice that is designed to empower our advisors to provide their clients with thoughtful advice in a timely manner, including the creation of discretionary portfolios for which we serve as a portfolio manager that are available through our turnkey advisory asset management platforms. Our research team actively works with our product due diligence group to effectively scrutinize the financial products offered through our platform. This includes third-party asset manager search, selection, and monitoring services for both traditional and alternative strategies across all investment access points (ETFs, mutual funds, separately managed accounts, unified managed accounts, and other products and services). Our lack of proprietary products or investment banking services enables us to provide research that remains unbiased and objective.
Our Product and Solution Access
We do not manufacture any financial products. Instead, we provide our advisors with open architecture access to a broad range of commission, fee-based, cash, and money market products and services. Our product due diligence group conducts diligence on substantially all of our product offerings. Our platform provides access to approximately 795 product providers that offer the following product lines:

• Insurance Based Products	• Alternative Investments
• Structured Products	• Mutual Funds
• Separately Managed Accounts	• Exchange Traded Products
• Unit Investment Trusts	• Retirement Plan Products
• Annuities
The sales and administration of these products are facilitated through our technology solutions that allow our advisors to access client accounts, product information, asset allocation models, investment recommendations, and economic insight as well as to perform trade execution.
Commission-Based Products
Commission-based products are those for which we and our advisors receive an upfront commission and, for certain products, a trailing commission, or a mark-up or mark-down. Our brokerage offerings include variable and fixed annuities, mutual funds, equities, alternative investments such as non-traded real estate investment trusts and business development companies, retirement and 529 education savings plans, fixed income, and insurance. As of December 31, 2015, the total assets in our commission-based products were $288.4 billion.
Fee-Based Advisory Platforms and Support
LPL Financial has various fee-based advisory platforms that provide centrally managed or customized solutions from which advisors can choose to meet the investment needs of their mass affluent clients and high-net-worth clients. The fee structure enables our advisors to provide their clients with higher levels of service, while establishing a recurring revenue stream for the advisor and for us. Our fee-based platforms provide access to no-load/load-waived mutual funds, exchange-traded funds, stocks, bonds, conservative option strategies, unit investment trusts, and institutional money managers and no-load multi-manager variable annuities. As of December 31, 2015, the total advisory assets under custody in these platforms were $187.2 billion.
Cash Sweep Programs
We assist our advisors in managing their clients’ cash balances through two primary cash sweep programs depending on account type: a money market sweep vehicle involving money market fund providers and an insured bank deposit sweep vehicle. As of December 31, 2015, the total assets in our cash sweep programs, which are held within brokerage and advisory accounts, were approximately $29.0 billion, with $20.9 billion in a bank deposit sweep vehicle and $8.1 billion held in a money market sweep vehicle.

Retirement Services
We offer retirement solutions for commission- and fee-based services that allow advisors to provide brokerage services, consultation, and advice to plan sponsors using LPL Financial. Our advisors, whether through LPL Financial or through a Hybrid RIA, serve over 32,300 retirement plans representing at least $83.0 billion in retirement plan assets. These retirement plan assets are custodied with LPL Financial or various third-party providers of retirement plan administrative services that provide us with direct reporting feeds. There are additional retirement plan assets supported by our advisors that are custodied with third-party providers that do not provide reporting feeds to us. We estimate there are over 40,000 retirement plans served by our advisors with total retirement plan assets of approximately $118.0 billion. We earn revenue from retirement plan assets that are custodied with LPL Financial and from those that are not custodied with LPL Financial, but which are serviced by advisors through LPL Financial. Accordingly, only retirement plan assets that are custodied with LPL Financial are included in our reported advisory and brokerage assets.
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

Our Financial Model
Our overall financial performance is a function of the following dynamics of our business:

•
Our revenues stem from diverse sources, including advisor-generated commission and advisory fees, as well as other asset-based fees from product manufacturers, omnibus, networking services, cash sweep balances, and transaction and other fees for other ancillary services that we provide. Revenues are not concentrated by advisor, product, or geography. For the year ended December 31, 2015, no single relationship with our independent advisor practices, banks, credit unions, or insurance companies accounted for more than 4% of our net revenues, and no single advisor accounted for more than 1% of our net revenues.

•	The largest variable component of our cost base, advisor payout percentages, is directly linked to revenues generated by our advisors.

•	A portion of our revenues, such as software licensing and account and client fees, are not correlated with the equity financial markets.

•	Our operating model is scalable and is capable of delivering expanding profit margins over time.

•
We have been able to operate with low capital expenditures and limited capital requirements, and as a result have generated substantial free cash flow, which we have committed to investing in our business as well as returning value to shareholders.

•	The majority of our revenue base is recurring in nature, with approximately 72% recurring revenue in 2015.

Our Competitive Strengths
Market Leadership Position and Significant Scale
We are the established leader in the independent advisor market, which is our core business focus. We use our scale and position as an industry leader to champion the independent business model and the rights of our advisors.
Our scale enables us to benefit from the following dynamics:

•	Continual Reinvestment — We actively reinvest in our comprehensive technology platform and practice management support, which further improves the productivity of our advisors.

•	Economies of Scale — As one of the largest distributors of financial products in the United States, we have been able to obtain attractive economics from product manufacturers.

•	Payout Ratios to Advisors — Among the five largest U.S. broker-dealers by number of advisors, we believe that we offer the highest average payout ratios to our advisors.
The combination of our ability to reinvest in our business and maintain highly competitive payout ratios has enabled us to attract and retain advisors. This, in turn, has driven our growth and led to a continuous cycle of reinvestment that reinforces our established scale advantage.
Unique Value Proposition
Our differentiator is the combination of our capabilities across research, technology, risk management, and practice management, which together exceed any individual competitor’s offering. LPL makes meaningful investments to support the growth, productivity, and efficiency of advisors across a broad spectrum of models as their practices evolve. Our focus is working alongside advisors to navigate complex environments in order to create the best outcomes for investors.
We believe we offer a unique and dedicated value proposition to independent financial advisors and financial institutions. This value proposition is built upon the delivery of our services through our scale, independence, and integrated technology, the sum of which we believe is not replicated in the industry. As a result we believe that we do not have any direct competitors that offer our unique business model at the scale at which we offer it. For example, because we do not have any proprietary manufactured financial products, we do not view firms that manufacture asset management products and other financial products as direct competitors.
We provide comprehensive solutions to financial institutions, such as regional banks, credit unions, and insurers that seek to provide a broad array of services for their clients. We believe many institutions find the technology, infrastructure, and regulatory requirements associated with delivering financial advice to be cost-prohibitive. The solutions we provide enable financial advisors at these institutions to deliver their services on a cost-effective basis.
Flexibility of Our Business Model
Our business model allows our advisors the freedom to choose how they conduct their business, subject to certain regulatory parameters, which has helped us attract and retain advisors from multiple channels, including wirehouses, regional broker-dealers, and other independent broker-dealers. Our accommodating platform serves a variety of independent advisor business models, including independent financial advisors and Hybrid RIAs. The flexibility of our business model makes it easy for our advisors to transition among the independent advisor business models and product mix as their business evolves and preferences change within the market. Our own business model provides advisors with a multitude of customizable service and technology offerings that allow them to increase their efficiency, focus on their clients and grow their practice.
Ability to Serve Approximately 88% of Retail Assets
Our historic focus has been on advisors who serve the mass-affluent market and we believe there continues to be an attractive opportunity in this market. Although we have grown through our focus in this area, the flexibility of our platform allows us to expand our breadth of services to better support the high-net-worth market. As of December 31, 2015, our advisors supported accounts with more than $1 million in assets that in the aggregate represented $90.0 billion in advisory and brokerage assets,which is 18.9% of our total assets custodied. Our array of integrated technology and services is capable of supporting advisors with significant production and can compete directly with wirehouses and custodians. We are able to support our advisors to meet the needs of their mass market clients up through the high-net-worth market, which, according to Cerulli Associates, accounts for approximately 88% of retail assets.

Our Sources of Growth
We believe we can increase our revenue and profitability by benefiting from favorable industry trends and by executing strategies to accelerate our growth beyond that of the broader markets in which we operate.
Favorable Industry Trends
Growth in Investable Assets
According to Cerulli Associates, over the past five years, assets serviced in the market segments in the United States that we address grew 8.9% per year, while retirement assets are expected to grow 5.1% per year over the next five years (in part due to the retirement of the baby boomer generation and the resulting assets that are projected to flow out of retirement plans and into individual retirement accounts). In addition, IRA assets are projected to grow from $8.0 trillion as of 2015 to $10.7 trillion by 2019. Along with to the retirement of the baby boomer generation, there is a general need in the United States for greater and smarter retirement savings as well as increased regulatory pressures on 401(k) plan sponsors.

(1)	The Cerulli Report: The State of U.S. Retail and Institutional Asset Management 2015.

(2)	The Cerulli Report: U.S. Retirement Markets 2015.
Increasing Demand for Independent Financial Advice
Retail investors, particularly in the mass-affluent market, are increasingly seeking financial advice from independent sources. We are highly focused on helping independent advisors meet the needs of the mass-affluent market, which constitutes a significant and underserved portion of investable assets.
Advisor Migration to Independence
Independent channels continue to gain market share from captive channels. We believe that we are not just a beneficiary of this secular shift, but an active catalyst in the movement to independence. There is an increased shift towards advisors seeking complete independence by forming an RIA firm and registering directly with the SEC or state securities regulators. However, the clients of these advisors are generally interested in retaining assets in brokerage accounts. This shift has lead to significant growth in the number of advisors associated with Hybrid RIAs.
Macroeconomic Trends
While the current macroeconomic environment has exhibited short-term volatility, we anticipate an appreciation in asset prices and a rise in interest rates over the long term. We expect that our business will benefit from growth in advisory and brokerage assets as well as increasing interest rates.

Executing Our Growth Strategies
Attracting New Advisors to Our Platform
We intend to grow the number of advisors who are served by our platform — either those who are independent or who are aligned with financial institutions. We have a 4.5% market share of the approximately 309,000 financial advisors in the United States, according to Cerulli Associates, and we believe that we are uniquely positioned to attract seasoned advisors of any practice size and from any of the channels listed below.

Channel	Advisors	Market Share
Independent Broker-Dealer(1)	73,355	23.7%
Insurance Broker-Dealer	77,107	25.0%
Wirehouse	46,826	15.2%
Regional Broker-Dealer	31,953	10.3%
RIA(1)	30,789	10.0%
Bank Broker-Dealer	22,742	7.3%
Dually registered RIAs(1)	26,165	8.5%
Total	308,937	100.0%
___________________
(1) The 26,165 advisors classified as "dually registered RIAs" are advisors who are both licensed through independent broker-dealers and registered as investment advisors.
Increasing Productivity of Existing Advisor Base
We believe that the productivity of our advisors will increase over time as we continue to develop solutions designed to enable them to add new clients, manage more of their clients’ investable assets, and expand their existing practices with additional advisors. We can facilitate these productivity improvements by helping our advisors better manage their practices in an increasingly complex external environment, which we believe will result in assets per advisor growing over time.
Competition
We compete with a variety of financial firms to attract and retain experienced and productive advisors:
•Within the independent channel, the industry is highly fragmented, comprised primarily of regional firms that rely on third-party custodians and technology providers to support their operations. Competitors in this space include:
◦Commonwealth Financial Network;
◦Cetera Financial Group; and
◦Cambridge
•The captive wirehouse channel tends to consist of large nationwide firms with multiple lines of business that have a focus on the highly competitive high-net-worth investor market. Competitors in this channel include:
◦Morgan Stanley;
◦Bank of America Merrill Lynch;
◦UBS Financial Services Inc.; and
◦Wells Fargo Advisors, LLC.
•Competition for advisors also includes regional firms, such as Edward D. Jones & Co., L.P. and Raymond James Financial Services, Inc.
•Independent RIA firms, which are registered with the SEC or though their respective states' investment advisory regulator and not through a broker-dealer, may choose from a number of third-party firms to provide custodial services. Our significant competitors in this space include:
◦Charles Schwab & Co.;
◦Fidelity Brokerage Services LLC; and
◦TD Ameritrade.
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
Employees
As of December 31, 2015, we had 3,410 full-time employees. None of our employees is subject to collective bargaining agreements governing their employment with us. We build deep expertise by attracting talented employees from a variety of fields and developing that talent into future leaders of our business and our industry. Our value proposition is delivered by a caring team that is grounded by a decades-old creed, which expresses our commitment to delivering super service to advisors. Our continued growth is dependent, in part, on our ability to be an employer of choice and an organization that recruits and retains talented employees who best fit our culture and business needs. We offer ongoing learning opportunities and programs that empower employees to grow in their professional development and careers. We provide comprehensive compensation and benefits packages, as well as financial education tools to assist our employees as they plan for their future. We give back to our local communities, encourage sustainability in our workplace, and embrace diversity and inclusion to appreciate the unique perspective and value that each of our employees brings based on their personal experiences. Through these initiatives, we work to help all employees be engaged and empowered. Our entrepreneurial heritage, the talent and commitment of our people, and the excellence of our advisors push us to innovate and meet the challenges of the future head on.
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
Broker-dealers are subject to rules and regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, and the conduct of directors, officers, and employees. Broker-dealers are also regulated by state securities administrators in those jurisdictions where they do business. Compliance with many of the rules and regulations applicable to us involves a number of risks because rules and regulations are subject to varying interpretations, among other reasons. Regulators make periodic examinations and review annual, monthly, and other reports on our operations, track record, and financial condition. Violations of rules and regulations governing a broker-dealer’s actions could result in censure, penalties and fines, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion from the securities industry of such broker-dealer, its financial advisor(s) or its officers or employees, or other similar adverse consequences. The rules of the Municipal Securities Rulemaking Board, which are enforced by the SEC and FINRA, apply to the municipal securities activities of LPL Financial.
Our margin lending is regulated by the Federal Reserve Board’s restrictions on lending in connection with client purchases and short sales of securities, and FINRA rules also require our subsidiaries to impose maintenance requirements based on the value of securities contained in margin accounts. In many cases, our margin policies are more stringent than these rules.

Significant new rules and regulations continue to arise as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010. Provisions of the Dodd-Frank Act that may affect our business include, but are not limited to, the potential implementation of a more stringent fiduciary standard for broker-dealers and the potential establishment of a new self-regulatory organization for investment advisors. Compliance with these provisions would likely result in increased costs. Moreover, to the extent the Dodd-Frank Act affects the operations, financial condition, liquidity, and capital requirements of financial institutions with whom we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry, and the economy cannot be known until all applicable regulations called for under the Dodd-Frank Act have been finalized and implemented.
Investment Advisor Regulation
As investment advisors registered with the SEC, our subsidiaries LPL Financial, Fortigent, LLC, and IAG are subject to the requirements of the Advisers Act, and the regulations promulgated thereunder, including examination by the SEC’s staff. Such requirements relate to, among other things, fiduciary duties to clients, performance fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between the advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements, and general anti-fraud provisions.
The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censure to termination of an investment advisor’s registration. Investment advisors also are subject to certain state securities laws and regulations. Failure to comply with the Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, profit disgorgement, fines or other similar consequences.
Retirement Plan Services Regulation
Certain of our subsidiaries, including LPL Financial, PTC, IAG, and LPLIA, are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and Section 4975 of the Internal Revenue Code (the "Code"), and to regulations promulgated under ERISA or the Code, insofar as they provide services with respect to plan clients, or otherwise deal with plan clients that are subject to ERISA or the Code. ERISA imposes certain duties on persons who are "fiduciaries" (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary penalties as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving plans (as defined in Section 4975(e)(1), which includes individual retirement accounts and Keogh plans) and service providers, including fiduciaries, to such plans. Section 4975 imposes excise taxes for violations of these prohibitions. The U.S. Department of Labor has issued a proposed rule: "Definition of the Term "Fiduciary"; Conflict of Interest Rule -- Retirement Investment Advice," related to prohibited transaction exemptions, and amendments to certain existing exemptions, that, if adopted, could impose new requirements on our various business offerings, particularly in respect of certain products and services provided in connection with IRAs and retirement plans. As with provisions of the Dodd-Frank Act discussed above, the extent of its effect on us and the broader financial industry cannot be known until a final rule, if any, is adopted. Please consult the Risks Related to Our Regulatory Environment section within Part I, "Item 1A. Risk Factors" for more information about the risks associated with future regulations and their potential impact on our operations.
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
Security and Privacy
Regulatory activity in the areas of privacy and data protection continues to grow worldwide and is generally being driven by the growth of technology and related concerns about the rapid and widespread dissemination and use of information. To the extent they are applicable to us, we must comply with these federal and state information-related laws and regulations, including, for example, those in the United States, such as the Gramm-Leach-Bliley Act of 1999, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and Regulation S-ID.
Financial Information about Geographic Areas
Our revenues for the periods presented were derived from our operations in the United States.

Trademarks
Access Overlay®, BranchNet®, DO IT SMARTER®, Fortigent®, LPL®, LPL Career Match®, LPL Financial (& Design)®, LPL Partners Program®, Manager Access Network®, Manager Access Select®, and OMP® are our registered trademarks. ClientWorks, SponsorWorks, and THE PRIVATE TRUST COMPANY, N.A. (& Design) are among our service marks.
Item 1A.  Risk Factors
Risks Related to Our Business and Industry
We depend on our ability to attract and retain experienced and productive advisors.
We derive a large portion of our revenues from commissions and fees generated by our advisors. Our ability to attract and retain experienced and productive advisors has contributed significantly to our growth and success, and our strategic plan is premised upon continued growth in the number of our advisors and the assets they serve. If we fail to attract new advisors or to retain and motivate our current advisors, replace our advisors who retire, or assist our retiring advisors with transitioning their practices to existing advisors, or if advisor migration away from wirehouses and to independent channels decreases or slows, our business may suffer.
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
Other more specific trends may also affect our financial condition and results of operations, including, for example: changes in the mix of products preferred by investors may result in increases or decreases in our fee revenues associated with such products, depending on whether investors gravitate towards or away from such products. The timing of such trends, if any, and their potential impact on our financial condition and results of operations are beyond our control.
In addition, because certain of our expenses are fixed, our ability to reduce them over short periods of time is limited, which could negatively impact our profitability.
Significant interest rate changes could affect our profitability and financial condition.
Our revenues are exposed to interest rate risk primarily from changes in fees payable to us from banks participating in our cash sweep programs, which are based on prevailing interest rates. In the prevailing relatively low interest rate environment, our revenue from our cash sweep programs has declined, and our revenue may decline further due to the expiration of contracts with favorable pricing terms, less favorable terms in future contracts with participants in our cash sweep programs, decreases in interest rates, or clients moving assets out of our cash sweep programs. We may also be limited in the amount we can keep interest rates payable to clients in our cash sweep programs low and still offer a competitive return. A sustained relatively low interest rate environment may have a negative impact upon our ability to negotiate contracts with new banks or renegotiate existing contracts on comparable terms with banks participating in our cash sweep programs.
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
We, from time to time, use derivative instruments, primarily to hedge our foreign currency risk. In particular, our agreement with a third-party service provider provides for an annual adjustment of the currency exchange rate between the U.S. dollar and the Indian rupee. We bear the risk of currency movement at each annual reset date, and the reset rate then applies for the subsequent 12-month period. To mitigate foreign currency risk arising from such annual adjustments, we use derivative financial instruments consisting solely of non-deliverable foreign currency contracts. However, if either we or our counterparties fail to honor our respective obligations under such derivative instruments, we could be subject to the risk of loss and our hedges of the foreign currency risk will be ineffective. That failure could have an adverse effect on our financial condition, results of operations, and cash flows that could be material.

A loss of our marketing relationships with manufacturers of financial products could harm our relationship with our advisors and, in turn, their clients.
We operate on an open architecture product platform offering no proprietary financial products. To help our advisors meet their clients’ needs with suitable investment options, we have relationships with most of the industry-leading providers of financial and insurance products. We have sponsorship agreements with some manufacturers of fixed and variable annuities and mutual funds that, subject to the survival of certain terms and conditions, may be terminated by the manufacturer upon notice. If we lose our relationships with one or more of these manufacturers, our ability to serve our advisors and, in turn, their clients, and our business may be materially adversely affected. As an example, certain variable annuity product sponsors have ceased offering and issuing new variable annuity contracts. If this trend continues, we could experience a loss in the revenue currently generated from the sale of such products. In addition, certain features of such contracts have been eliminated by variable annuity product sponsors. If this trend continues, the attractiveness of these products would be reduced, potentially reducing the revenue we currently generate from the sale of such products.
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
Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (“SROs”). The primary regulators of LPL Financial are FINRA, and for municipal securities, the Municipal Securities Rulemaking Board. The CFTC has designated the National Futures Association ("NFA") as LPL Financial’s primary regulator for futures and commodities trading activities.
The SEC, FINRA, CFTC, OCC, various securities and futures exchanges, and other U.S. governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws, regulations, or interpretations. There can also be no assurance that other federal or state agencies will not attempt to further regulate our business. These legislative and regulatory initiatives may affect the way in which we conduct our business and may make our business model less profitable.
Our ability to conduct business in the jurisdictions in which we currently operate depends on our compliance with the laws, rules and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of the states and other jurisdictions in which we do business. Our ability to comply with all applicable laws, rules and regulations, and interpretations is largely dependent on our establishment and maintenance of compliance, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit and risk management personnel. While we believe that we have adopted policies and procedures reasonably designed to comply with all applicable laws, rules and regulations, and interpretations these systems and procedures may not be fully effective, and there can be no assurance that regulators or third-parties will not raise material issues with respect to our past or future compliance with applicable regulations.
Our profitability could also be affected by rules and regulations that impact the business and financial communities generally and, in particular, our advisors’ and their clients, including changes to the interpretation or enforcement of laws governing taxation (including the classification of independent contractor status of our advisors), trading, electronic commerce, privacy, and data protection. For instance, failure to comply with new rules and regulations could subject us to regulatory actions or litigation and it could have a material adverse effect on our business, results of operations, cash flows, or financial condition.
New rules and regulations could also result in limitations on the lines of business we conduct, modifications to our business practices, increased capital requirements, and additional costs. For example, last year the U.S. Department of Labor (“DOL”) issued a proposed a rule: "Definition of the Term "Fiduciary"; Conflict of Interest Rule -- Retirement Investment Advice", related prohibited transaction exemptions, and amendments to certain existing exemptions ("Fiduciary Rule"), that, if adopted, could impose new requirements on our various business lines. If adopted as proposed, the Fiduciary Rule would broaden the circumstances under which we may be considered a “fiduciary” with respect to certain accounts that are subject to the Employee Retirement Income Security Act (“ERISA”), and the prohibited transaction rules under section 4975 of the Internal Revenue Code, including many employer-sponsored retirement plans and individual retirement accounts (IRAs). These changes could affect the products and services we provide to these types of accounts and the compensation that we and our advisors receive in connection with such products and services, as well as our regulatory compliance and other costs and those of our advisors. Depending on the final Fiduciary Rule and the nature of the clients that they serve, certain of our advisors may choose not to maintain their brokerage licenses or may choose not to maintain a relationship with us. The extent of the Fiduciary Rule’s effect on us, our advisors, and the broader financial services industry cannot be known until after a final rule, if any, is adopted.
In addition, provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that may affect our business include, but are not limited to, the potential implementation of a more stringent fiduciary standard for broker-dealers and the potential establishment of a new SRO for investment advisors. Compliance with these provisions would likely result in increased costs. Moreover, to the extent the Dodd-Frank Act affects the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such applicable regulations called for under the Dodd-Frank Act have been finalized and implemented.
In addition to the DOL and Dodd-Frank Act rule promulgation, other proposals are currently under consideration by federal banking regulators that may have an impact upon our profitability. Global regulators are engaged in ongoing efforts to build upon the Basel capital accords, which set new capital and liquidity standards for global banking institutions (“Basel III”). Basel III is designed to strengthen bank capital requirements and introduce new regulatory requirements on bank liquidity. In October 2013, U.S. banking regulators issued a final rule implementing Basel III capital standards in the U.S. In September 2014, U.S. banking regulators issued a final rule to implement the liquidity coverage ratio standards to address Basel III liquidity standards in the U.S. These new rules and proposals could negatively impact the attractiveness of cash deposits to banks who participate in our cash sweep programs, making it more difficult for us to renew existing contracts and negotiate new arrangements.
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
Failure to comply with ERISA regulations and certain retirement plan regulations could result in penalties against us.
We are subject to ERISA and Section 4975 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and to regulations promulgated thereunder, insofar as we act as a “fiduciary” under ERISA with respect to benefit plan clients or otherwise deal with benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries, prohibit specified transactions involving benefit plan clients (including, without limitation, certain employee benefit plans, individual retirement accounts and Keogh plans) and impose monetary penalties for violations of these prohibitions. Our failure to comply with these requirements could result in significant penalties against us that could have a material adverse effect on our business (or, in a worst case, severely limit the extent to which we could act as fiduciaries for or provide services to these plans). As described above, if adopted, the Fiduciary Rule would broaden the circumstances under which we are deemed to be a “fiduciary” with respect to these plans and could affect the products and services we provide to them and the compensation that we may receive.
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
At December 31, 2015, we had total indebtedness of $2.2 billion. Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions. It could also require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes. In addition, our level of indebtedness may limit our flexibility in planning for changes in our business and the industry in which we operate, and limit our ability to borrow additional funds.
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
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the computer systems, software, and networks may be vulnerable to unauthorized access, human error, computer viruses, denial-of-service attacks, malicious code, and other events that could impact the security, reliability, and availability of our systems. If one or more of these events occur, this could jeopardize our own, our advisors’ or their clients’ or counterparties’ confidential and other information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our own, our advisors’ or their clients’, our counterparties’, or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation, regulatory sanctions and financial losses that are either not insured or are not fully covered through any insurance we maintain. Cybersecurity requires ongoing investment and diligence against evolving threats. See also "Our networks may be vulnerable to security risks" below.

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
As malicious cyber activity escalates, including activity that originates outside of the United States, the risks we face relating to transmission of data and our use of service providers outside of our network, as well as the storing or processing of data within our network, intensify. While we maintain cyber liability insurance, this insurance may not be sufficient to protect us against all losses.

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
Inadequacy or disruption of our business continuity and disaster recovery plans and procedures in the event of a catastrophe could adversely affect our business.
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
We rely on outsourced service providers to perform certain technology, processing and support functions. For example, we have an agreement with Thomson Reuters BETA Systems, a division of Thomson Reuters ("BETA Systems"), under which they provide us key operational support, including data processing services for securities transactions and back office processing support. Our use of third-party service providers may decrease our ability to control operating risks and information technology systems risks. Any significant failures by BETA Systems or our other service providers could cause us to sustain serious operational disruptions and incur losses and could harm our reputation. If we had to change these service providers unexpectedly, we would also experience a disruption to our business, and we cannot predict the costs or time that would be required to find alternative service providers. We cannot provide any assurance that the disruption caused by a significant failure by, or change in, our service providers would not have a material adverse effect on our business. We have transitioned additional business processes to third-party service providers, which increases our reliance on outsourced providers, including off-shore providers, and the related risks described above. For example, we rely on several off-shore service providers for functions related to cash management, account transfers, information technology infrastructure and support, and document imaging, among others. To the extent third-party service providers are located in foreign jurisdictions, we are exposed to risks inherent in conducting business outside of the United States, including international economic and political conditions, and the additional costs associated with complying with foreign laws and fluctuations in currency values.

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
We have adopted policies and procedures to identify, monitor and manage our operational risk. These policies and procedures, however, may not be fully effective. Some of our risk evaluation methods depend upon information provided by others and public information regarding markets, clients or other matters that are otherwise accessible by us. In some cases, however, that information may not be accurate, complete or up-to-date. Also, because our advisors work in decentralized offices, additional risk management challenges may exist. In addition, our existing policies and procedures and staffing levels may be insufficient to support a significant increase in our advisor population; such an increase may require us to increase our costs in order to maintain our compliance and risk management obligations or put a strain on our existing policies and procedures as we evolve to support a larger advisor population. If our policies and procedures are not fully effective or if we are not always successful in capturing all risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business and financial condition.
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
We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, excess-SIPC, business interruption, cyber and data breach, errors and omissions, and fidelity bond insurance. We have self-insurance for certain potential liabilities through a wholly-owned captive insurance subsidiary. While we endeavor to self-insure and purchase coverage that is appropriate to our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. In addition, certain types of potential claims for damages cannot be insured. Our business may be negatively affected if in the future some or all of our insurance proves to be inadequate or unavailable. In addition, insurance claims may harm our reputation or divert management resources away from operating our business.
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
Our planned real estate development project in Fort Mill, South Carolina subjects us to financial risks, including risks related to construction and development costs
We are currently developing office space on two undeveloped parcels of land in Fort Mill, South Carolina. We plan for this new office space, once completed, to serve as a consolidated regional campus to which employees will be relocated from several facilities that we currently lease in Charlotte, North Carolina. The initial phase of the project includes the construction of two buildings that will be owned by a third party and leased to LPL for a 20-year term, with multiple renewal options following such term. In contrast to a conventional build-to-suit lease, under which a developer constructs a building on a turnkey basis for a tenant, with the developer being the primary bearer of construction and development risk, the initial phase of our project has been structured as a credit tenant lease. Under this structure, the third party landlord will not actually develop the buildings or have any related maintenance obligations. Rather, the construction of the buildings has been delegated by the landlord to LPL, and the landlord has provided a capped allowance, expected to be approximately $112 million, to fund a portion of the construction costs. Construction is currently expected to be completed in the fourth quarter of 2016. Following completion of construction, LPL will have sole responsibility for the maintenance and operation of the buildings, including taxes and insurance.
Although we believe that this structure will result in reduced financing costs for the project, LPL will be responsible for the development of the campus and will bear the risk of cost overruns, zoning issues, opposition to the project and construction delays, any of which could have a material adverse effect on our financial results and liquidity. LPL does not have prior experience with real estate developments under a credit tenant structure and will be highly dependent on a third party development consultant to manage the project successfully, including timely achievement of certain construction milestones. Failure to achieve those milestones will constitute a default under our agreements, which would provide the landlord with rights to require LPL to pay for all of the costs of the project, including acquisition and all development costs incurred to date, or the purchase of the property from the landlord. In addition to these risks, the accounting treatment of a credit tenant lease is complicated and may change in the future.

Risks Related to Ownership of Our Common Stock
Certain significant stockholders may have the ability to influence the outcome of matters submitted for stockholder approval and may have interests that differ from those of our other stockholders.
As of December 31, 2015, certain of our stockholders owned significant amounts of the outstanding shares of our common stock. So long as such stockholders continue to own a significant amount of the outstanding shares of our common stock, they may be able to influence our decisions, regardless of whether or not other stockholders believe that such decisions are in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.
In addition, certain such stockholders are in the business of making investments in companies and may, from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business. To the extent such stockholders invest in such other businesses, they may have differing interests than our other stockholders. They may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our investors.
The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to the following factors (in addition to the other risk factors described in this section):

•	actual or anticipated fluctuations in our results of operations, including with regard to interest rates or revenues associated with our cash sweep program or key business lines;

•	variance in our financial performance from the expectations of equity research analysts;

•	conditions and trends in the markets we serve;

•	announcements of significant new services or products by us or our competitors;

•	additions or changes to key personnel;

•	the commencement or outcome of litigation or regulatory procedures;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	future sale of our equity securities;

•	changes in the estimation of the future size and growth rate of our markets;

•	legislation or regulatory policies, practices or actions, including developments related to the Fiduciary Rule; and

•	general economic conditions.
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
On February 23, 2016, our board of directors declared a regular quarterly cash dividend of $0.25 per share on our outstanding common stock, payable on March 14, 2016. In addition, our board of directors from time to time authorizes us to repurchase shares of the Company’s issued and outstanding shares of common stock. The declaration and payment of any future quarterly cash dividend or any additional repurchase authorizations will be subject to the board of directors' continuing determination that the declaration of future dividends or repurchase of our shares are in the best interests of our stockholders and are in compliance with applicable law. Such determinations will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions.
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

Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Our corporate offices are located in Boston, Massachusetts where we lease approximately 69,000 square feet of space under a lease agreement that expires on June 30, 2023, with two five-year extensions at our option; in San Diego, California where we lease approximately 420,000 square feet of office space under a lease agreement that expires on April 30, 2029; in Charlotte, North Carolina where we lease a total of approximately 325,000 square feet of space in four facilities under lease agreements, of which one expires on October 31, 2016 and the three remaining lease agreements expire on February 28, 2017.
We also have a lease agreement for office space in Fort Mill, South Carolina for which we are involved in the construction of a building for office space and plan to move our Charlotte offices into this location starting in late 2016.
We also lease smaller administrative and operational offices in various locations throughout the U.S. We believe that our existing properties are adequate for the current operating requirements of our business and that additional space will be available as needed.
Item 3.  Legal Proceedings
We are involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, there are no matters outstanding that would have a material adverse impact on our operations, financial condition, or cash flows. For a discussion of legal proceedings, see Note 13. Commitments and Contingencies, within the notes to consolidated financial statements in this Annual Report on Form 10-K.

Item 4.  Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ under the symbol “LPLA.” The closing sale price as of December 31, 2015 was $42.65 per share. As of that date there were 658 common stockholders of record based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own the Company's stock because most stock is held in the name of nominees.
The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ. The prices reflect inter-dealer prices and do not include retail markups, markdowns, or commissions.

	High	Low
2015
Fourth Quarter	$48.00	$36.41
Third Quarter	$48.18	$37.72
Second Quarter	$48.00	$39.41
First Quarter	$47.38	$39.83

2014
Fourth Quarter	$46.06	$38.34
Third Quarter	$53.97	$45.95
Second Quarter	$54.07	$45.34
First Quarter	$56.45	$46.23

Performance Graph
The following graph compares the cumulative total stockholder return (rounded to the nearest whole dollar) of the Company's common stock, the Standard & Poor’s 500 Financial Sector Index (the "S&P 500 Financial") and the Dow Jones U.S. Financial Services Index (the "Dow Jones Financial") for the last five years. The graph assumes a $100 investment at the closing price on December 31, 2010 and reinvestment of the dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Company's stock.

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
Value
12/31/10
03/31/11
06/30/11
09/30/11
12/31/11
03/31/12
06/30/12
09/30/12
12/31/12
03/31/13
06/30/13
09/30/13
12/31/13
03/31/14
06/30/14
09/30/14
12/31/14
03/31/15
06/30/15
09/30/15
12/31/15
Date
LPLA
S&P 500 Financial Sector Index
Dow Jones U.S. Financial Services Index

Dividends
Cash dividends declared per share of common stock and total cash dividends paid during each quarter for the years ended December 31, 2015 and 2014 were as follows (in millions, except per share data):

	Dividend per Share Declared	Total Cash Dividend Paid
2015
Fourth quarter	$0.250	$23.8
Third quarter	$0.250	$23.8
Second quarter	$0.250	$24.1
First quarter	$0.250	$24.2

2014
Fourth quarter	$0.240	$23.5
Third quarter	$0.240	$24.0
Second quarter	$0.240	$24.0
First quarter	$0.240	$24.1
On February 23, 2016, the Board of Directors declared a cash dividend of $0.25 per share on our outstanding common stock to be paid on March 14, 2016 to all stockholders of record on March 4, 2016.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The table below sets forth information on compensation plans under which our equity securities are authorized for issuance as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,687,885	$34.36	12,993,267
Equity compensation plans not approved by security holders	28,603	$22.50	—
Total	5,716,488	$34.31	12,993,267
___________________

(1)	Includes shares available for future issuance under our amended and restated 2010 Omnibus Equity Incentive Plan.
As of December 31, 2015, we had 28,603 warrants outstanding to purchase common stock under our 2008 LPL Investment Holdings Inc. Financial Institution Incentive Plan (the “Financial Institution Incentive Plan”). Eligible participants under this plan include certain financial institutions. The plan is administered by the Board of Directors or such other committee as may be appointed by the Board of Directors to administer the plan. The exercise price of warrants is equal to the fair market value on the grant date. Warrant awards vest in equal increments of 20.0% over a five-year period and expire on the 10th anniversary following the date of grant. The Financial Institution

Incentive Plan has not been approved by security holders. Following our IPO, grants were no longer to be made under our Financial Institution Incentive Plan.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding repurchases on a monthly basis during the fourth quarter of 2015:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
October 1, 2015 through October 31, 2015	—	$—	—	$500,000,000
November 1, 2015 through November 30, 2015	—	$—	—	$500,000,000
December 1, 2015 through December 31, 2015	5,622,628	$44.46	5,622,628	$250,000,000
Total	5,622,628	$44.46	5,622,628	$250,000,000
_____________________

(1)	See Note 14. Stockholders' Equity, within the notes to consolidated financial statements for additional information.

Item 6.  Selected Financial Data
The following table sets forth selected historical financial information for the past five fiscal years. The selected historical financial information presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of income data for the years ended December 31, 2015, 2014, and 2013 and the consolidated statements of financial condition data as of December 31, 2015 and 2014 from our audited financial statements included in this Annual Report on Form 10-K. We have derived the consolidated statements of income data for the years ended December 31, 2012 and 2011 and consolidated statements of financial condition data as of December 31, 2013, 2012, and 2011 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated statements of income data:
Net revenues	$4,275,054	$4,373,662	$4,140,858	$3,661,088	$3,479,375
Total expenses	$3,992,499	$4,078,965	$3,849,555	$3,410,497	$3,196,690
Income before provision for income taxes	$282,555	$294,697	$291,303	$250,591	$282,685
Provision for income taxes	$113,771	$116,654	$109,446	$98,673	$112,303
Net income	$168,784	$178,043	$181,857	$151,918	$170,382
Per share data:
Earnings per basic share	$1.77	$1.78	$1.74	$1.39	$1.55
Earnings per diluted share	$1.74	$1.75	$1.72	$1.37	$1.50
Cash dividends paid per share	$1.00	$0.96	$0.65	$2.24	$—

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated statements of financial condition data:
Cash and cash equivalents	$724,529	$412,332	$516,584	$466,261	$720,772
Total assets (1)	$4,521,061	$4,041,930	$4,027,114	$3,968,007	$3,798,749
Total debt (1)	$2,188,240	$1,625,195	$1,519,379	$1,297,308	$1,315,091

(1)
The Company early adopted Accounting Standards Update ("ASU") 2015-03, Interest—Imputation of Interest, which simplifies the presentation of debt issuance costs on the balance sheet by presenting debt issuance costs as a direct deduction from the carrying amount of the related debt liability. These debt issuance costs had previously been included as an asset in the consolidated statements of financial condition. The effect of the reclassification from assets to debt is shown for all years presented.

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
Overview
We are a leader in the retail financial advice market, the nation's largest independent broker-dealer (based on total revenues, Financial Planning magazine June 1996-2015), a top custodian for registered investment advisors ("RIAs"), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 14,000 independent financial advisors (our "advisors"), including financial advisors at more than 700 financial institutions across the country, enabling them to provide their retail investors (their "clients") with objective financial advice through a lower conflict model. We also support over 4,200 financial advisors who are affiliated and licensed with insurance companies with customized clearing, advisory platforms and technology solutions.
Through our advisors, we are one of the largest distributors of financial products and services in the United States, and we believe that we are one of the top five firms in terms of largest overall advisor base in the United States.
We believe that objective financial guidance is a fundamental need for everyone. We enable our advisors to focus on what they do best—create the personal, long-term relationships that are the foundation for turning life’s aspirations into financial realities. We do that through a singular focus on providing our advisors with the front-, middle-, and back-office support they need to serve the large and growing market for independent investment advice. We believe that LPL Financial is the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services, and open architecture access to leading financial products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting, and market-making.
We believe investors achieve better outcomes when working with a financial advisor. LPL makes it easy for advisors to do what is best for their clients, protecting advisors and investors while promoting independence and choice through access to a wide range of diligently evaluated non-proprietary products. This is the sole focus of our business.
Executive Summary
Asset Growth Trends
Net new advisory assets were $16.7 billion for the year ended December 31, 2015, compared to $17.5 billion in the same period in 2014. Headwinds in market-sensitive asset valuations offset most of these asset flows, leaving brokerage and advisory assets at $475.6 billion as of December 31, 2015, which was roughly flat with the prior year end balance of $475.1 billion.
As of December 31, 2015, our advisory assets had grown to $187.2 billion from the prior year end balance of $175.8 billion and represented 39.4% of advisory and brokerage assets served. In addition to our corporate RIA platform, we offer a platform that serves independent RIA firms that conduct their advisory business through separate entities (“Hybrid RIAs”) operating pursuant to the Investment Advisers Act of 1940, as amended ("Advisers Act") or through their respective states' investment advisory laws and regulations, rather than through LPL Financial. As of December 31, 2015, assets custodied on our Hybrid RIA platform had grown to $118.7 billion as of December 31, 2015, compared to $94.5 billion as of the prior year end, and represented 25.0% of our total advisory and brokerage assets served.
Gross Profit Trends
Gross profit of $1,357.7 million for the year ended December 31, 2015 increased 2.4% in comparison to $1,325.9 million for the year ended December 31, 2014. The increase in year-over-year gross profit was primarily due to increases in advisory fees due to higher average balances, increases in asset-based revenues from sponsorship fees and omnibus record keeping, increases in transaction fees due to elevated transaction volumes, and an increase in fee revenue, primarily due to new fees; partially offset by decreases in our brokerage sales.
Debt Transaction

On November 20, 2015 we and our wholly-owned subsidiary, LPL Holdings, Inc. ("LPLH"), amended our senior secured credit agreement to, among other things, extend the maturity of a portion of the then-outstanding term B loan, borrow an additional $700 million in aggregate principal amount of term B loans, and increase the maximum leverage ratio permitted under the financial covenants. A portion of the proceeds were used to pay down $150 million in revolving credit borrowings outstanding under the senior secured credit agreement and to fund repurchases of shares of our common stock pursuant to an Accelerated Share Repurchase program. See Note 11. Debt, within the notes to consolidated financial statements for additional information regarding our debt.
Capital Management Activity
We returned $273.8 million of capital to shareholders in the fourth quarter, including $250.0 million through share buy backs and $23.8 million in dividends. We purchased approximately 5.6 million shares of the Company's common stock during the period at a weighted average price of $44.46 per share. During the period January 1, 2016 through February 25, 2016, we also purchased 634,651 shares of our common stock at a weighted-average price of $39.41.
On February 23, 2016 the Company's Board of Directors ("Board") declared a cash dividend of $0.25 per share on our outstanding common stock to be paid on March 14, 2016 to stockholders of record on March 4, 2016.
Our Sources of Revenue
Our revenues are derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust, and reporting platforms. We also generate asset-based revenues through our platform that provides access to approximately 795 product providers that offer the following product lines:

• Insurance Based Products	• Alternative Investments
• Structured Products	• Mutual Funds
• Separately Managed Accounts	• Exchange Traded Products
• Unit Investment Trusts	• Retirement Plan Products
• Annuities
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

The table below summarizes the sources and drivers of our recurring revenue:

			For the Year Ended December 31, 2015
	Sources of Revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commission	- Sales - Transactions - Brokerage asset levels	$1,977	46%	48%
	Advisory	- Advisory asset levels	$1,352	32%	99%
Attachment revenue retained by us	Asset-Based - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Number of accounts - Client asset levels	$494	12%	98%
	Transaction and Fee - Trades - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Premium technology subscribers	$402	9%	62%
	Other	- Margin accounts - Alternative investment transactions	$50	1%	35%
	Total Net Revenue		$4,275	100%
	Total Recurring Revenue		$3,058	72%

How We Evaluate Our Business
We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our business and key financial metrics are as follows:

	December 31,
	2015	2014	2013
Business Metrics
Advisory and brokerage assets (in billions)(1)	$475.6	$475.1	$438.4
Advisory assets under custody (in billions)(1)(2)	$187.2	$175.8	$151.6
Net new advisory assets (in billions)(3)	$16.7	$17.5	$14.6
Insured cash account balances (in billions)(1)	$20.9	$18.6	$17.4
Money market account balances (in billions)(1)	$8.1	$7.4	$7.5
Advisors(4)	14,054	14,036	13,673

	Years Ended December 31,
	2015	2014	2013
Financial Metrics
Revenue growth from prior year	(2.3)%	5.6%	13.1%
Recurring revenue as a % of net revenue	71.5%	68.3%	64.7%
Pre-Tax income (in thousands)	$282,555	$294,697	$291,303
Pre-Tax earnings per share (diluted)	$2.92	$2.90	$2.75
Net income (in thousands)	$168,784	$178,043	$181,857
Earnings per share (diluted)	$1.74	$1.75	$1.72
Non-GAAP Measures:
Gross profit (in thousands)(5)	$1,357,725	$1,325,945	$1,248,014
Gross profit as a % of net revenue	31.8%	30.3%	30.1%
Adjusted EBITDA (in thousands)	$489,116	$516,507	$511,438
Adjusted EBITDA as a % of net revenue	11.4%	11.8%	12.4%
Adjusted EBITDA as a % of gross profit	36.0%	39.0%	41.0%
Adjusted Earnings (in thousands)	$214,854	$247,621	$258,805
Adjusted Earnings per share (diluted)	$2.22	$2.44	$2.44
____________________

(1)
Advisory and brokerage assets are comprised of assets that are custodied, networked, and non-networked and reflect market movement in addition to new assets. Insured cash account and money market account balances are also included in advisory and brokerage assets. Set forth below are other client assets at December 31 of 2015, 2014, and 2013, from which we generate commissions but that are custodied with third-party providers and therefore excluded from advisory and brokerage assets (in billions):

	December 31,
	2015	2014	2013
Retirement plan assets(a)	$83.0	$80.3	$60.6
Trust assets	$1.0	$3.0	$10.6
High-net-worth assets	$88.9	$87.3	$73.9
_______________________
(a) Retirement plan assets are held in retirement plans that are supported by advisors licensed with LPL Financial. At December 31, 2015, 2014 and 2013, our retirement plan assets represent those assets that are custodied with third-party providers of retirement plan administrative services who provide reporting feeds. We estimate the total assets in retirement plans supported to be approximately $118.0 billion at December 31, 2015. If we receive reporting feeds in the future from providers for whom we do not currently receive feeds, we intend to include and identify such additional assets in this metric. Such additional feeds since December 31, 2014, accounted for $3.8 billion of the total retirement plan assets.

(2)
Advisory assets under custody are comprised of advisory assets under management in our corporate RIA platform, and Hybrid RIA assets in advisory accounts custodied by us. See “Results of Operations” for a tabular presentation of advisory assets under custody.

(3)	Represents net new advisory assets consisting of funds from new accounts and additional funds deposited into existing advisory accounts that are custodied in our fee-based advisory platforms.

(4)	Advisors are defined as those independent financial advisors and financial advisors at financial institutions who are licensed to do business with the Company's broker-dealer subsidiary.

(5)
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

Adjusted EBITDA
Adjusted EBITDA is defined as EBITDA (net income plus interest expense, income tax expense, depreciation, and amortization), further adjusted to exclude certain non-cash charges and other adjustments set forth below. We present Adjusted EBITDA, which can be a useful financial metric in assessing our historical operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain material non-cash items and other adjustments.
We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported GAAP results, can provide useful information to investors regarding our historical performance and overall results of operations for the following reasons:

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

Set forth below is a reconciliation from our net income to Adjusted EBITDA, a non-GAAP measure, for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net income	$168,784	$178,043	$181,857
Non-operating interest expense	59,136	51,538	51,446
Provision for income taxes	113,771	116,654	109,446
Amortization of intangible assets	38,239	38,868	39,006
Depreciation and amortization	73,383	57,977	44,497
EBITDA	453,313	443,080	426,252
EBITDA Adjustments:
Employee share-based compensation expense(1)	23,296	21,246	15,434
Acquisition and integration related expenses(2)	50	1,414	19,890
Restructuring and conversion costs(3)	11,976	34,783	30,812
Debt amendment and extinguishment costs(4)	—	4,361	7,968
Other(5)	481	11,623	11,082
Total EBITDA Adjustments	35,803	73,427	85,186
Adjusted EBITDA	$489,116	$516,507	$511,438
___________________

(1)
Represents share-based compensation expenses for equity awards granted to employees, officers, and directors. Such awards are measured based on the grant-date fair value and recognized over the requisite service period of the individual awards, which generally equals the vesting period.

(2)
Represents acquisition and integration costs resulting from various acquisitions, including changes in the estimated fair value of future payments, or contingent consideration that may be required to be made to former shareholders of certain acquired entities.

(3)
Represents organizational restructuring charges, conversion, and other related costs primarily resulting from the expansion of our Service Value Commitment initiative. Results for 2015 also include charges related to the restructuring of the business of our subsidiary, Fortigent Holdings Company, Inc. (together with its subsidiaries, "Fortigent")

(4)
Represents expenses incurred resulting from the early extinguishment and repayment of amounts outstanding on our prior senior secured credit facilities, including the accelerated recognition of unamortized debt issuance costs that had no future economic benefit, as well as various other charges incurred in connection with the repayment under prior senior secured credit facilities and the establishment of new or amended senior secured credit facilities.

(5)
Results for the year ended December 31, 2014 include approximately $9.6 million in parallel rent, property tax, common area maintenance expenses, and fixed asset disposals incurred in connection with our relocation to our San Diego office building. Results for the year ended December 31, 2013 include costs related to the closure of our former subsidiary, NestWise, LLC (the "NestWise Closure"), consisting of: i) the derecognition of $10.2 million of goodwill; ii) $8.4 million of fixed asset charges that were determined to have no future economic benefit; iii) severance and termination benefits; and iv) a $9.3 million decrease in the estimated fair value of contingent consideration as related milestones were not achieved. Results for the year ended December 31, 2013 also include $2.7 million of severance and termination benefits related to a change in management structure and a $2.3 million gain related to the sale of an equity investment.

Adjusted Earnings and Adjusted Earnings per share
We present Adjusted Earnings and Adjusted Earnings per share, which can be useful financial metrics for assessing our historical operating performance by excluding the effects of certain items that we believe are not representative of our core business.
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

Adjusted Earnings per share represents Adjusted Earnings divided by weighted-average outstanding shares on a fully diluted basis. Adjusted Earnings and Adjusted Earnings per share, viewed in addition to, and not in lieu of, our reported GAAP results can provide useful information to investors regarding our performance and overall results of operations for the following reasons:

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

We believe Adjusted Earnings and Adjusted Earnings per share can also be useful to investors in evaluating our historical operating performance because securities analysts have used them and may continue to use them as supplemental measures to evaluate the overall performance of companies, and our investor and analyst presentations, which are generally available to investors through our website, include references to Adjusted Earnings and Adjusted Earnings per share.
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

The following table sets forth a reconciliation of net income to non-GAAP measures Adjusted Earnings and Adjusted Earnings per share for the years ended December 31, 2015, 2014, and 2013 (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Net income	$168,784	$178,043	$181,857
After-Tax:
EBITDA Adjustments
Employee share-based compensation expense(1)	14,912	14,175	11,109
Acquisition and integration related expenses(2)	31	366	10,919
Restructuring and conversion costs	7,353	21,357	19,011
Debt amendment and extinguishment costs	—	2,678	4,916
Other(3)	295	7,137	6,926
Total EBITDA Adjustments	22,591	45,713	52,881
Amortization of intangible assets	23,479	23,865	24,067
Adjusted Earnings	$214,854	$247,621	$258,805
Adjusted Earnings per share(4)	$2.22	$2.44	$2.44
Weighted-average shares outstanding — diluted	96,786	101,651	106,003
_____________________
Generally, EBITDA Adjustments and amortization of intangible assets have been tax effected for those items for which we receive a tax deduction using a federal rate of 35.0% and the applicable effective state rate, which was 3.6%, 3.6% and 3.3%, net of the federal tax benefit, for the years ended December 31, 2015, 2014, and 2013, respectively. Items for which we did not receive a tax deduction are included below.

(1)	Includes the impact of incentive stock options granted to employees that qualify for preferential tax treatment and conversely for which we do not receive a tax deduction.

(2)
The results for the year ended December 31, 2013 include reductions of expense of $3.8 million relating to the estimated fair value of contingent consideration for the stock acquisition of Concord Capital Partners, Inc., that are not deductible for tax purposes.

(3)
The results for the year ended December 31, 2013 Includes the impact of: i) the derecognition of $10.2 million of goodwill and ii) a $9.3 million decrease in the estimated fair value of contingent consideration related to the NestWise Closure that occurred during the year ended December 31, 2013 for which we did not receive a tax deduction.

(4)
Represents Adjusted Earnings, a non-GAAP measure, divided by weighted-average number of shares outstanding on a fully diluted basis. Set forth below is a reconciliation of earnings per share on a fully diluted basis, as calculated in accordance with GAAP to Adjusted Earnings per share:

	Years Ended December 31,
	2015	2014	2013
Earnings per share — diluted	$1.74	$1.75	$1.72
After-Tax:
EBITDA Adjustments per share	0.24	0.45	0.49
Amortization of intangible assets per share	0.24	0.24	0.23
Adjusted Earnings per share	$2.22	$2.44	$2.44
Legal & Regulatory Matters
As a regulated entity, we are subject to regulatory oversight and inquiries related to, among other items, our compliance and supervisory systems and procedures and other controls, as well as our disclosures, supervision and reporting. The ongoing environment of additional regulation, increased regulatory compliance obligations, and enhanced regulatory enforcement has resulted in additional operational and compliance costs, as well as increased costs in the form of fines, restitution, and remediation related to regulatory matters. In the ordinary course of business, we periodically identify or become aware of purported inadequacies, deficiencies, and other issues. It is our policy to evaluate these matters for potential securities law or regulatory violations, and other potential compliance issues. It is also our policy to self-report known violations and issues as required by applicable law and regulation. When deemed probable that matters may result in financial losses, we accrue for those losses based on an estimate of possible fines, customer restitution, and losses related to the repurchase of sold securities and other losses, as applicable. Certain regulatory and other legal claims and losses may be covered through our wholly-owned captive insurance subsidiary, which is chartered with the insurance commissioner in the state of Tennessee. Our ability to estimate such costs may vary based on the current stage of evaluation and status of discussion with regulators, as applicable.
Our accruals, including those established through the captive insurance company, at December 31, 2015 include estimated costs for significant regulatory matters, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable. One of the matters relates to sales of certain securities over several years, and our accrual at December 31, 2015 includes an estimate for the loss we expect to incur in resolving this matter including if we were to repurchase certain affected securities at their original sales prices.
The outcome of regulatory matters could result in legal liability, regulatory fines, or monetary penalties in excess of our accruals and insurance, which could have a material adverse effect on our business, results of operations, cash flows, or financial condition. For more information on management’s loss contingency policies, see Note 13. Commitments and Contingencies, within the notes to the consolidated financial statements.
Our Service Value Commitment Initiative
Our Service Value Commitment initiative was a multi-year effort to position us for sustainable long-term growth by improving the service experience of our advisors and delivering efficiencies in our operating model. We assessed our information technology delivery, governance, organization and strategy, and committed to undertake a course of action to reposition our labor force and invest in technology, human capital, marketing, and other key areas to enable future growth.
As of December 31, 2015, we have incurred $64.9 million of costs related to outsourcing and other related costs, technology transformation costs, employee severance obligations, and other related costs, as well as non-cash charges for impairment of certain fixed assets related to internally developed software. The Program was completed in 2015. See Note 3. Restructuring, within the notes to the consolidated financial statements for further detail.
Derivative Financial Instruments
In May 2013, we entered into a long-term contractual obligation (the "Agreement") with a third-party provider to enhance the quality and speed and reduce the cost of our processes by outsourcing certain functions. The Agreement enables the third-party provider to use the services of its affiliates in India to provide services to us. The Agreement provides that we settle the cost of our contractual obligation to the third-party provider each month in US dollars. However, the Agreement provides that on each annual anniversary date, the price for services (as denominated in US dollars) is to be adjusted for the then-current exchange rate between the US dollar and the Indian rupee. The Agreement provides that, once an annual adjustment is calculated, there are no further modifications to the amounts paid by us to the third-party provider for fluctuations in the exchange rate until the reset on the next anniversary date. The third-party provider bears the risk of currency movement from the date of signing the Agreement until the reset on the first anniversary of its signing, and during each period until the next annual reset. We bear the risk of currency movement at each annual reset date following the first anniversary.
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

In August 2013, we ceased the operations of our former subsidiary, NestWise, LLC ("NestWise"). In connection with the NestWise Closure, we determined that a majority of the assets held at NestWise, comprised primarily of $10.2 million of goodwill and $8.4 million of fixed assets stemming from the 2012 acquisition of Veritat Advisors, Inc. ("Veritat"), had no future economic benefit and were derecognized beginning in the third quarter of 2013. Additionally, we decreased the amount of contingent consideration due to former shareholders of Veritat by $9.3 million to zero during 2013 as related milestones were not achieved. For the year ended December 31, 2013, the net revenues of NestWise were immaterial and expenses totaled $13.1 million.
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of financial markets, particularly in the United States. While macroeconomic data in the U.S. continued to point to low odds of a recession, concerns about the impact of low commodity prices and slowing global growth have increased. Financial market indicators have signaled rising levels of financial stress in December 2015 and in the early part of 2016 as uncertainty impacts investor behavior. In the U.S., economic growth has remained fairly steady despite headwinds from slowing growth in manufacturing, largely attributable to decreasing capital expenditures on energy projects; a strong dollar, which has weighed on exports; and concern about some international markets, especially heavy commodity exporters and China. On the positive side, the job market has continued to heal, which has supported consumer spending; services sector growth remained strong; and residential investment has been accelerating, although the pace of new home construction still remains low by historical standards. According to the most recent estimate by the Bureau of Economic Analysis, real gross domestic product ("GDP") growth slowed to a 0.7% annual rate in the fourth quarter of 2015, putting the overall growth rate for 2015 at 1.8%.
Continued U.S. growth, improvements in international economic data, and market participants’ acclimating to the possible start of a rate tightening cycle in the U.S. helped the S&P 500 rebound in the fourth quarter of 2015 from third quarter losses, but gains were largely confined to October as the impact of falling oil prices and a strong dollar on earnings kept investor confidence tempered. Rising concerns in early 2016 have seen domestic equity markets break down below 2015 lows. Further declines in oil prices have continued to put added pressure on credit sensitive bonds and credit spreads have continued to widen. In Treasury markets, the Federal Reserve's December 2015 rate hike pushed short-term Treasury yields modestly higher, but long-term rates have fallen as concerns about global growth increase. Widening credit spreads, a flattening yield curve, and elevated stock market volatility all indicate that investors became considerably more risk averse as 2016 began.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Federal Reserve policy. In particular, low short-term rates can weigh on the profitability of our cash sweep program, due to the fee compression needed to keep our rates competitive. Low interest rates and the prospect of rising rates over the long term can also have an impact on demand for fixed and variable annuity products. On December 16, 2015, the Federal Reserve’s policy arm, the Federal Open Market Committee ("FOMC"), announced that it was raising the federal funds rate for the first time in almost ten years, moving the target range from 0.0-0.25% to 0.25-0.50%. The decision was based on the Committee's belief that labor markets had exhibited "considerable improvement" and that factors weighing on inflation were likely transitory, together with expectations that labor markets would continue to improve and that inflation would progress toward the policy target of 2% over the medium term. The statement emphasized that the FOMC expected the path of future rate increases to be gradual and that decisions would continue to be data dependent. Comments by Federal Reserve Chair Janet Yellen since that meeting have indicated rising concern about international conditions, while market-implied expectations of the path of the federal funds rate have fallen and are pricing in a low probability of any additional increases in 2016.

Results of Operations
The following discussion presents an analysis of our results of operations for the years ended December 31, 2015, 2014, and 2013. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Years Ended December 31,			Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands)
Revenues
Commission	$1,976,845	$2,118,494	$2,077,566	(6.7)%	2.0%
Advisory	1,352,454	1,337,959	1,187,352	1.1%	12.7%
Asset-based	493,687	476,595	430,990	3.6%	10.6%
Transaction and fee	401,948	369,821	361,252	8.7%	2.4%
Other	50,120	70,793	83,698	(29.2)%	(15.4)%
Net revenues	4,275,054	4,373,662	4,140,858	(2.3)%	5.6%
Expenses
Production	2,917,329	3,047,717	2,892,844	(4.3)%	5.4%
Compensation and benefits	440,049	421,829	400,967	4.3%	5.2%
General and administrative	452,396	422,441	382,647	7.1%	10.4%
Depreciation and amortization	73,383	57,977	44,497	26.6%	30.3%
Amortization of intangible assets	38,239	38,868	39,006	(1.6)%	(0.4)%
Restructuring charges	11,967	34,652	30,186	(65.5)%	14.8%
Total operating expenses	3,933,363	4,023,484	3,790,147	(2.2)%	6.2%
Non-operating interest expense	59,136	51,538	51,446	14.7%	0.2%
Loss on extinguishment of debt	—	3,943	7,962	(100.0)%	(50.5)%
Total expenses	3,992,499	4,078,965	3,849,555	(2.1)%	6.0%
Income before provision for income taxes	282,555	294,697	291,303	(4.1)%	1.2%
Provision for income taxes	113,771	116,654	109,446	(2.5)%	6.6%
Net income	$168,784	$178,043	$181,857	(5.2)%	(2.1)%

Revenues
Commission Revenues
We generate two types of commission revenues: sales-based commissions and trailing commissions. Sales-based commission revenues, which occur whenever clients trade securities or purchase various types of investment products, primarily represent gross commissions generated by our advisors. The levels of sales-based commission revenues can vary from period to period based on the overall economic environment, number of trading days in the reporting period, and investment activity of our advisors' clients. Trailing commission revenues are recurring in nature and are earned based on the market value of investment holdings in trail-eligible assets. We earn trailing commission revenues (a commission that is paid over time, such as 12(b)-1 fees) primarily on mutual funds and variable annuities held by clients of our advisors.
The following table sets forth our commission revenue, by product category, included in our consolidated statements of income for the periods indicated (dollars in thousands):

	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Variable annuities	$774,610	$807,634	$794,898	$(33,024)	(4.1)%	$12,736	1.6%
Mutual funds	591,049	610,310	565,951	(19,261)	(3.2)%	44,359	7.8%
Alternative investments	133,092	211,638	251,113	(78,546)	(37.1)%	(39,475)	(15.7)%
Fixed annuities	157,975	160,287	123,882	(2,312)	(1.4)%	36,405	29.4%
Equities	97,505	112,091	119,569	(14,586)	(13.0)%	(7,478)	(6.3)%
Fixed income	90,940	85,882	87,243	5,058	5.9%	(1,361)	(1.6)%
Insurance	81,108	78,659	81,687	2,449	3.1%	(3,028)	(3.7)%
Group annuities	49,890	51,250	52,275	(1,360)	(2.7)%	(1,025)	(2.0)%
Other	676	743	948	(67)	(9.0)%	(205)	(21.6)%
Total commission revenue	$1,976,845	$2,118,494	$2,077,566	$(141,649)	(6.7)%	$40,928	2.0%
The following table sets forth our commission revenue, by sales-based and trailing commission revenue (dollars in thousands):

	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Sales-based	$1,019,602	$1,181,189	$1,254,683	$(161,587)	(13.7)%	$(73,494)	(5.9)%
Trailing	957,243	937,305	822,883	19,938	2.1%	114,422	13.9%
Total commission revenue	$1,976,845	$2,118,494	$2,077,566	$(141,649)	(6.7)%	$40,928	2.0%
The decrease in commission revenue in 2015 compared to 2014 was primarily due to a decrease in sales-based activity for alternative investments, fixed and variable annuities, mutual funds, and equities. Alternative investment sales commissions were challenged throughout the year, in particular non-traded real estate investment trusts (REITs), due to a maturing real estate cycle and uncertainties regarding upcoming regulatory changes. Significant market volatility and investor uncertainty in the low interest rate environment continued the decline in demand for fixed and variable annuities, mutual funds, and equities.
Trailing revenues are recurring in nature and the slight increase in revenue reflects an increase in the market value of the underlying assets.
The increase in commission revenues in 2014 compared to 2013 was due primarily to an increase in trailing revenue for mutual funds and variable annuities and activity in fixed annuities.
Fixed annuity sales-based commissions rose in 2014 compared to 2013, despite historically low interest rates, as investors have sought income streams with minimal risk to principal. Such benefits attracted the increasing amount of retired investors, and those nearing retirement age, as their investment goals shift from portfolio growth to guaranteed income.
The decrease in alternative investments commission revenue in 2014 as compared to 2013 was primarily due to a higher level of activity during the year ended December 31, 2013, in which commission revenues benefited from liquidity events in several large REITs that allowed for reinvestment into a similar type of investments. Such events resulted in alternative investment commissions during this period being elevated over prior year and subsequent periods.
Advisory Revenues
Advisory revenues primarily represent fees charged on our corporate RIA platform provided through LPL Financial LLC (“LPL Financial”) to clients of our advisors based on the value of their advisory assets. Advisory fees are billed to clients on either a calendar quarter or non-calendar quarter basis of their choice, at the beginning of that period, and are recognized as revenue ratably over the quarter in which they are earned. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. Advisory revenues collected on our corporate RIA platform generally average 1.1% of the underlying assets, and can range anywhere from 0.5% to 3.0%.
We also support Hybrid RIAs, through our Hybrid RIA platform, which allows advisors to engage us for technology, clearing, and custody services, as well as access to the capabilities of our investment platforms. Most financial advisors associated with Hybrid RIAs carry their brokerage license with LPL Financial and access our fully-integrated brokerage platform under standard terms, although some financial advisors associated with Hybrid RIAs do not carry a brokerage license with us. The assets held under a Hybrid RIA's investment advisory accounts custodied with LPL Financial are included in our advisory and brokerage assets, net new advisory assets, and advisory assets under custody metrics. However, the advisory revenue generated by a Hybrid RIA is earned by the Hybrid RIA, and accordingly is not included in our advisory revenue. We charge separate fees to Hybrid RIAs for technology, clearing, administrative, and custody services. The administrative fees collected on our Hybrid RIA platform vary and can reach a maximum of 0.6% of the underlying assets.
Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.
The following table summarizes the activity within our advisory assets under custody (in billions):

	Years Ended December 31,
	2015	2014	2013
Beginning balance at January 1	$175.8	$151.6	$122.1
Net new advisory assets	16.7	17.5	14.6
Market impact	(5.3)	6.7	14.9
Ending balance at December 31	$187.2	$175.8	$151.6
Net new advisory assets for the years ended December 31, 2015, 2014, and 2013 had a limited impact on advisory fee revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory fee revenue and have resulted from recruiting of new advisors and the continued shift by our existing advisors from brokerage towards more advisory business. With advisory fees for the period calculated based on the ending market value of the immediately preceding period, revenues for any particular quarter are primarily driven by each of the prior quarter's month-end advisory assets under management. The growth in advisory revenue from 2013 to 2014 and in 2015 is due to net new advisory assets resulting from our recruiting efforts and strong advisor productivity, as well as market gains as represented by higher levels of the S&P 500 index.
Assets on our Hybrid RIA platform have been growing rapidly through the recruiting of new advisors and the transition of existing advisors onto that platform. This continued shift of advisors to our Hybrid RIA platform has caused the growth in advisory revenue to appear lagging behind the rate of growth of advisory assets under custody as we earn administrative and other fees discussed above as opposed to advisory fees.
The following table summarizes the makeup within our advisory assets under custody (in billions):

	December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Advisory assets under management	$121.4	$125.1	$117.6	$(3.7)	(3.0)%	$7.5	6.4%
Hybrid RIA assets in advisory accounts custodied by LPL Financial	65.8	50.7	34	15.1	29.8%	16.7	49.1%
Total advisory assets under custody	$187.2	$175.8	$151.6	$11.4	6.5%	$24.2	16.0%

Asset-Based Revenues
Asset-based revenues are comprised of our sponsorship programs with financial product manufacturers, omnibus processing and networking services, and fees from cash sweep programs. We receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales education and training efforts. Omnibus processing revenues are paid to us by mutual fund product sponsors and are based on the value of custodied assets in advisory accounts and the number of brokerage accounts in which the related mutual fund positions are held. Networking revenues on brokerage assets are correlated to the number of positions we administer and are paid to us by mutual fund and annuity product manufacturers. Pursuant to contractual arrangements, uninvested cash balances in our advisors’ client accounts are swept into either insured cash accounts at various banks or third-party money market funds, for which we receive fees, including administrative and recordkeeping fees based on account type and the invested balances.
Asset-based revenues for the year ended December 31, 2015 increased to $493.7 million, or 3.6% from $476.6 million for the year ended December 31, 2014. The increase is due to increased fees from omnibus processing services resulting from higher average market indices on the value of those underlying assets and increased revenues from product sponsors related to favorable terms on renegotiated contracts, partially offset by decreased revenues from our cash sweep programs. Cash sweep revenue decreased to $95.3 million in 2015 from $99.7 million in 2014 due to fee compression that resulted from a repricing of certain contracts that underlie our cash sweep programs, partially offset by an increase in average assets in our cash sweep programs as investors increased the balances of their assets held in cash in response to the volatility in the financial markets. As of December 31, 2015, our cash sweep assets had grown to $29.0 billion from $26.0 billion as of December 31, 2014, with average cash sweep assets of $25.8 billion and $23.9 billion during the years ended December 31, 2015 and 2014, respectively. The increases in average asset balances were offset by a slight decrease in our average cash sweep yield from 42 basis points to 37 basis points for the years ended December 31, 2015 and 2014, respectively.
Asset-based revenues for the year ended December 31, 2014 increased to $476.6 million, or 10.6% from $431.0 million for the year ended December 31, 2013. The increase is due to increased fees from omnibus processing services and product sponsors resulting from higher average market indices on the value of those underlying assets and net new sales of eligible assets, partially offset by decreased revenues from our cash sweep programs. The decrease in cash sweep revenue is due to fee compression that resulted from a re-pricing of certain contracts that underlie our cash sweep programs, a year-over-year 2 basis points decline in the average federal funds effective rate to 0.09%, and a decrease in average assets in our cash sweep programs for the year ended December 31, 2014.
Transaction and Fee Revenues
Transaction revenues primarily include fees we charge to our advisors and their clients for executing certain transactions in brokerage and fee-based advisory accounts. Fee revenues primarily include Individual Retirement Account (“IRA”) custodian fees, contract and licensing fees, and other client account fees. In addition, we host certain advisor conferences that serve as training, education, sales, and marketing events, for which we charge a fee for attendance.
Transaction and fee revenues increased in 2015 compared to 2014 primarily due to higher transaction volumes on eligible trades and fees generated from the introduction of our home office supervisory program.
The primary contributing factor for the increase in transaction and fee revenues in 2014 compared to 2013 was a 2.7% increase in the average number of advisors during the year.
Other Revenues and Interest Income, net of Interest Expense
Other revenues primarily include marketing allowances received from certain financial product manufacturers, primarily those who offer alternative investments, such as non-traded REITs and business development companies, mark-to-market gains or losses on assets held by us for the advisor non-qualified deferred compensation plan and our model research portfolios, interest income from client margin accounts and cash equivalents, net of operating interest expense, and other miscellaneous revenues.
Other revenues decreased in 2015 compared to 2014 primarily due to decreases in alternative investment marketing allowances of $14.8 million associated with a 37% decline in related sales. The remainder of the decrease was primarily the result of a change to a $3.0 million loss in 2015 from a $2.1 million gain in 2014 in realized and unrealized gains/losses on approximately $100.7 million of assets held in our advisor non-qualified deferred compensation plan. The primary driver of the loss was due to market performance on the underlying investment allocations chosen by advisors in the plan.

Other revenues decreased in 2014 compared to 2013 primarily due to decreases in alternative investment marketing allowances associated with a 16% decline in related sales. The remainder of the decrease was primarily the result of a change in realized and unrealized gains/losses on assets held in our advisor non-qualified deferred compensation plan due to market performance on the underlying investment allocations chosen by advisors in the plan.
Expenses
Production Expenses
Production expenses are comprised of the following: base payout amounts that are earned by and paid out to advisors and institutions based on commission and advisory revenues earned on each client's account (collectively, commission and advisory revenues earned by LPL Financial are referred to as gross dealer concessions, or “GDC”); production bonuses earned by advisors and institutions based on the levels of commission and advisory revenues they produce; the recognition of share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at each reporting period; the deferred commissions and advisory fee expenses associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to our advisors; and brokerage, clearing, and exchange fees.
The decrease in production expenses for 2015 compared with 2014 correlates with the changes in our commission and advisory revenues during the same period.
The increase in production expenses for 2014 compared with 2013 correlates with the changes in our commission and advisory revenues during the same period.
Our production payout ratio is calculated as production expenses, excluding brokerage, clearing, and exchange fees, divided by GDC. The following table shows the components of our production payout and total payout ratios, which are non-GAAP measures:

	Years Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Base payout rate	83.22%	83.71%	84.04%	(49) bps	(33) bps
Production based bonuses	2.72%	2.79%	2.69%	(7) bps	10 bps
GDC sensitive payout	85.94%	86.50%	86.73%	(56) bps	(23) bps
Non-GDC sensitive payout	0.11%	0.26%	0.51%	(15) bps	(25) bps
Total Payout Ratio	86.05%	86.76%	87.24%	(71) bps	(48) bps
Compensation and Benefits Expense
Compensation and benefits expense includes salaries and wages and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

	Years Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Average Number of Employees	3,382	3,337	3,047	1.3%	9.5%
The increase in compensation and benefits for 2015 compared with 2014 was primarily driven by increases in salary that reflects our annual merit pay increase cycle and group health insurance costs combined with the increase in the average number of employees.
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
General and Administrative Expenses
General and administrative expenses include promotional, occupancy and equipment, professional services, communications and data processing, and other expenses. Promotional expenses include costs related to our hosting of certain advisor conferences that serve as training, sales, and marketing events, as well as business development costs related to recruiting, such as transition assistance and amortization related to forgivable loans issued to advisors. Included in other expenses are the estimated costs of the investigation, settlement, and resolution of regulatory matters, licensing fees, insurance, broker-dealer regulator fees, and other miscellaneous expenses.
The following table details our General and Administrative expenses included in our consolidated statements of income for the periods indicated (dollars in thousands):

	December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Promotional	$139,198	$124,677	$111,539	$14,521	11.6%	$13,138	11.8%
Occupancy and equipment	84,112	82,430	67,551	1,682	2.0%	14,879	22.0%
Professional services	64,522	62,184	46,559	2,338	3.8%	15,625	33.6%
Communications and data processing	46,871	43,823	43,075	3,048	7.0%	748	1.7%
Other	117,693	109,327	113,923	8,366	7.7%	(4,596)	(4.0)%
Total General and Administrative Expenses	$452,396	$422,441	$382,647	$29,955	7.1%	$39,794	10.4%
The increase in general and administrative expenses for 2015 compared to 2014 was primarily driven by increases in business development and promotional expenses associated with advisor transition assistance and broker training and education. The increase in other expenses was primarily driven by increases in insurance expense.
The increase in general and administrative expenses for 2014 compared with 2013 included $11.6 million for estimated costs of the investigation, settlement, and resolution of regulatory matters, and $9.6 million for parallel rent, property tax, common area maintenance expenses, and fixed asset disposals incurred in connection with the relocation to our San Diego office building. Additionally, other expenses for the year ended December 31, 2013 include the derecognition of certain fixed assets of $8.4 million and goodwill of $10.2 million, incurred as a result of the NestWise Closure.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
The increase in depreciation and amortization in 2015 compared to 2014 and in 2014 compared to 2013 was due to the capital expenditures in 2014 related to the relocation to our San Diego office building and the increased levels of continuing development of capitalized software.
Amortization of Intangible assets
Amortization of intangible assets is consistent over prior periods and represents the benefits received for using long-lived assets, which consist of intangible assets established through our acquisitions.
Restructuring Charges
Restructuring charges primarily represent expenses incurred as a result of our completion of our Service Value Commitment initiative. These charges relate primarily to consulting fees paid to support our technology transformation as well as employee severance obligations and other related costs and non-cash charges for impairment. Also, included in the restructuring charges are expenses incurred as part of our Fortigent restructuring. Refer to Note 3. Restructuring, within the notes to the consolidated financial statements for additional details.
Non-Operating Interest Expense
Non-operating interest expense represents expense for our senior secured credit facilities. Period over period variances correspond to changes in the level of outstanding indebtedness relating to these facilities.
Loss on Extinguishment of Debt
In October 2014, we amended the maturity date of certain credit facilities in our previous credit agreement and effectively increased our revolving credit facility by $150.0 million. The amendment was accounted for as a partial modification and debt extinguishment, which required that we accelerate the recognition of $3.9 million of related unamortized debt issuance costs that had no future economic benefit, and recognize that amount as a loss on extinguishment of debt.
In May 2013, we refinanced and amended our previous credit agreement and effectively increased our borrowing by $236.1 million, with net proceeds used primarily to pay down $150 million in revolving credit borrowings and for share repurchases. The amendment was accounted for as a partial modification and debt extinguishment, which required that we accelerate the recognition of $8.0 million of related unamortized debt issuance costs that had no future economic benefit, and recognize that amount as a loss on extinguishment of debt.
Provision for Income Taxes
Our effective income tax rate was 40.3%, 39.6%, and 37.6% for 2015, 2014, and 2013, respectively. The increase in our effective tax rate and income tax expense in 2015 compared to 2014 is primarily due to change in estimates in unrecognized tax positions.
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
A summary of changes in cash flow data is provided below (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net cash flows provided by (used in):
Operating activities	$279,451	$232,242	$160,117
Investing activities	(74,948)	(93,132)	(74,809)
Financing activities	107,694	(243,362)	(34,985)
Net increase (decrease) in cash and cash equivalents	312,197	(104,252)	50,323
Cash and cash equivalents — beginning of year	412,332	516,584	466,261
Cash and cash equivalents — end of year	$724,529	$412,332	$516,584
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.
Net cash provided by or used in operating activities includes changes in operating assets and liabilities, including balances related to settlement and funding of client transactions, receivables from product sponsors, and accrued commission and advisory expenses due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and clients' behaviors.
Cash flows provided by operating activities increased in 2015 when compared to 2014 primarily due to increases in accounts payable and accrued liabilities relating to advisor deferred compensation, self-insurance, and deferred commissions, partially offset by uses of cash associated with advisor loans.
Cash flows provided by operating activities increased in 2014 when compared to 2013 primarily due to the impact of client trading and settlement activity, which represented a net source of funds of $20.1 million in 2014 compared to a net use of funds of $161.2 million in 2013. Additionally, increases in depreciation and amortization expense due to capital assets placed into service during the latter half of 2013 and increased levels of capital expenditures in 2014, primarily related to our San Diego office building and capitalized software, contributed to the increase in operating activities, which were offset by increases in other assets, including prepaid expenses and deferred compensation related to advisors.
Cash flows used in investing activities for 2015 as compared to 2014 were due primarily to the deposits of restricted cash relating to our captive insurance subsidiary, which was established in the first quarter of 2015, offset by a decrease in capital expenditures.
Cash flows used in investing activities during 2014 increased in comparison to 2013 due to an increase of capital expenditures related to business technology, real estate and facilities, and the purchase of goodwill and other intangible assets of a third party.
Cash flows provided by financing activities for 2015 compared to the same period in 2014 were due to proceeds from our senior secured term loan, partially offset by repurchases of common stock.
Cash flows used in financing activities in 2014 increased in comparison to 2013 as a result of an increase in cash used to repay senior credit facilities and a revolving line of credit and repurchases of outstanding common stock, offset by a decrease in proceeds from senior credit facilities in 2014 compared to 2013.
We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, which include three uncommitted lines of credit available and the revolving credit facility established through our senior secured credit agreement, will be adequate to satisfy our working capital needs, the payment of all of our obligations, and the funding of anticipated capital expenditures for the foreseeable future. In addition, we have certain capital adequacy requirements due to our registered broker-dealer entity and bank trust subsidiaries and have met all such requirements and expect to continue to do so for the foreseeable future. We regularly evaluate our existing indebtedness, including refinancing thereof, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms, and general market conditions.
Share Repurchases
The Board of Directors has approved several share repurchase programs pursuant to which we may repurchase issued and outstanding shares of our common stock. Purchases may be effected in open market or privately negotiated transactions, including transactions with our affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion within the constraints of our senior secured credit agreement and general operating needs. See Note 14. Stockholders' Equity, within the notes to consolidated financial statements for additional information regarding our share repurchases.
Dividends
The payment, timing, and amount of any dividends are subject to approval by our Board as well as certain limits under our credit facilities. See Note 14. Stockholders' Equity, within the notes to consolidated financial statements for additional information regarding our dividends.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain at clearing organizations to support these clients’ trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When a client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan, or sell securities that collateralize those margin accounts. As of December 31, 2015, we had received collateral primarily in connection with client margin loans with a fair value of approximately $334.5 million, which we can repledge, loan, or sell. Of these securities, approximately $31.9 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of December 31, 2015 there were no restrictions that materially limited our ability to repledge, loan, or sell the remaining $302.6 million of client collateral.
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
Our registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At December 31, 2015, LPL Financial's excess net capital was $97.4 million.
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
Debt and Related Covenants
On November 20, 2015, we and LPLH entered into the Third Amendment, Extension and Incremental Assumption Agreement (the “Third Amendment”), together with the other parties thereto, which amends our Credit Agreement, originally dated as of March 29, 2012, as amended by the First Amendment and Incremental Assumption Agreement, dated as of May 13, 2013, the Second Amendment, Extension and Incremental Assumption Agreement, dated as of October 1, 2014 and Consent to Amendment Agreement, dated as of November 21, 2014 (as amended by the Third Amendment, the "Credit Agreement"). See Note 11. Debt, within the notes to consolidated financial statements for further detail.
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
Our Credit Agreement prohibits us from paying dividends and distributions or repurchasing our capital stock except for limited purposes. In addition, our financial covenants consist of a total leverage ratio test and an interest coverage ratio test. Under our total leverage ratio test, we covenant not to allow the ratio of our consolidated total debt (as defined in the Credit Agreement) to our consolidated EBITDA (as defined in the Credit Agreement) to exceed certain maximum levels set forth in the Credit Agreement. Under our interest coverage ratio test, we covenant not to allow the ratio of our consolidated EBITDA to our consolidated interest expense (as defined in the Credit Agreement) to be less than certain prescribed levels set forth in the Credit Agreement. Each of our financial ratios is measured at the end of each fiscal quarter.

As of December 31, 2015 we were in compliance with both of our financial covenants. The maximum permitted ratios under our financial covenants and actual ratios were as follows:

	December 31, 2015
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	5.0	3.8
Interest Coverage (Minimum)	3.0	9.0
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
Contractual Obligations
The following table provides information with respect to our commitments and obligations as of December 31, 2015:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
			(In thousands)
Leases and other obligations(1)(2)	$634,800	$111,347	$115,519	$72,142	$335,792
Senior secured credit facilities(3)	2,215,037	17,677	78,420	854,503	1,264,437
Variable interest payments(4)	575,011	87,225	186,453	214,396	86,937
Commitment fee on revolving line of credit(5)	7,164	1,910	3,821	1,433	—
Total contractual cash obligations	$3,432,012	$218,159	$384,213	$1,142,474	$1,687,166

____________________

(1)
Includes a long-term contractual obligation with a third-party service provider for the outsourcing of certain functions. The table above includes the minimum payments due over the duration of the contract. The contractual obligation may be canceled, subject to a termination penalty that is approximately equal to the initial annual minimum payment. The amount of the termination penalty steps down ratably through the passage of time. Future minimum payments have not been reduced by this termination penalty. Additionally, included in the table above are obligations related to a real estate development project in Fort Mill, South Carolina for office space. Under development and agency contracts we expect to pay a pro rata share equal to 27.5% of the design and construction costs, which are expected to be incurred through 2017. The remaining amounts will be paid by the landlord. Additionally, the Company has entered into lease agreements for the office space once developed. These leases, also included above, have an initial lease term of 20 years that commence once the development is complete and we take occupancy of the buildings.

(2)
Future minimum payments for applicable leases have not been reduced by minimum sublease rental income of $4.0 million due in the future under noncancelable subleases. See Note 13. Commitment and Contingencies, within the notes to consolidated financial statements for further detail on operating lease obligations and obligations under noncancelable service contracts.

(3)	Represents principal payments under our Credit Agreement. See Note 11. Debt, within the notes to consolidated financial statements for further detail.

(4)
Represents variable interest payments under our Credit Agreement. Variable interest payments assume the applicable interest rates at December 31, 2015 remain unchanged. See Note 11. Debt, within the notes to consolidated financial statements for further detail.

(5)
Represents commitment fees for unused borrowings on the revolving credit facility under our Credit Agreement. See Note 11. Debt, within the notes to consolidated financial statements for further detail.

As of December 31, 2015, we have a liability for unrecognized tax benefits of $24.7 million, which we have included in income taxes payable in the consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

Fair Value of Financial Instruments
We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures. See Note 4. Fair Value Measurements, within the notes to consolidated financial statements for a detail discussion regarding our fair value measurements.

Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that of our critical accounting policies, the following are noteworthy because they require management to make estimates regarding matters that are uncertain and susceptible to change where such change may result in a material adverse impact on our financial position and reported financial results:

•	Revenue Recognition

•	Commitments and Contingencies

•	Valuation of Goodwill and Other Intangible Assets

•	Income Taxes

•	Share-Based Compensation
See Note 2. Summary of Significant Accounting Policies, within the notes to consolidated financial statements for discussion of each of these accounting policies.
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
Changes in the value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. We manage our trading inventory by product type. Our activities to facilitate client transactions generally involve mutual fund activities, including dividend reinvestments. The balances are based upon pending client activities which are monitored by our Service, Trading, and Operations department. Because these positions arise from pending client transactions, there are no specific trading or position limits. Positions held to meet clearing deposit requirements consist of U.S. government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlement area within our Service, Trading, and Operations ("STO") department. Our research department develops model portfolios that are used by advisors in developing client portfolios. We currently maintain approximately 199 accounts based on model portfolios. At the time a portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum for a client. Account minimums vary by product and can range from $5,000 to $250,000 per model. We utilize these positions to track the performance of the research department. The limits on this activity are based at the inception of each new model.
At December 31, 2015, the fair value of our trading securities owned were $12.0 million. Securities sold, but not yet purchased were $268 thousand at December 31, 2015. The fair value of securities included within other assets were $103.3 million at December 31, 2015. See Note 4. Fair Value Measurements, within the notes to consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased and other assets associated with our client facilitation activities. See Note 5. Held to Maturity Securities, within the notes to consolidated financial statements for information regarding the fair value of securities held to maturity.
We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.
We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trail commissions are paid, and assets eligible for sponsor payments.

Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of December 31, 2015, all of the outstanding debt under our Amended Credit Agreement, $2.2 billion, was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are subject to the same, but off-setting interest rate risk
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at December 31, 2015 (in thousands):

	Outstanding at	Annual Impact of an Interest Rate Increase of
	Variable Interest	10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans	Rates	Points	Points	Points	Points
Term Loan A	459,375	459	1,148	2,297	4,594
Term Loan B	1,755,662	314	2,297	6,661	15,389
Variable Rate Debt Outstanding	$2,215,037	$773	$3,445	$8,958	$19,983
See Note 11. Debt, within the notes to consolidated financial statements for additional information.
We offer our advisors and their clients two primary cash sweep programs that are interest rate sensitive: our insured cash programs and money market sweep vehicles involving multiple money market fund providers. While clients earn interest for balances on deposit in the insured cash programs, we earn a fee. Our fees from the insured cash programs are based on prevailing interest rates in the current interest rate environment. Changes in interest rates and fees for the insured cash programs are monitored by our Rate Setting Committee (the "RSC"), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured cash programs relative to other products into which clients may move cash assets.
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
These activities are transacted on either a cash or margin basis. Our credit exposure in these transactions consists primarily of margin accounts, through which we extend credit to advisors' clients collateralized by securities in the client’s account. Under many of these agreements, we are permitted to sell, re-pledge or loan these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions.
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our loss on margin accounts did not exceed $0.2 million during any of the years ended December 31, 2015, 2014, and 2013. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
We operate a three lines of defense model whereby the primary ownership and responsibility for risk and control processes is the responsibility of business and control owners who are the "first line" of defense in effectively managing risks. The first line is responsible for risk process ownership and is comprised of the business units, whose primary responsibility is for day-to-day compliance and risk management, including execution of desktop and supervisory procedures. These business owners and certain control owners implement and execute controls to manage risk, execute risk assessments, identify emerging risks, and comply with risk management policies. The second line of defense is comprised of departments within Governance, Risk and Compliance ("GRC), STO, BTS, Finance, and Human Capital and this second line of defense provides risk and control assessment and oversight. The third line of defense is independent verification of the effectiveness of internal controls and is conducted by Internal Audit or in third-party reviews.
Our risk management governance approach includes our Board of Directors (the “Board”) and certain of its committees; the Risk Oversight Committee of LPL Financial (the “ROC”) and its subcommittees; the Internal Audit Department and the GRC Department of LPL Financial; and business line management. We regularly reevaluate and, when necessary, modify our processes to improve the identification and escalation of risks and events.
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

Risk Oversight Committee of LPL Financial
The Audit Committee has mandated that the ROC oversee our risk management activities, including those of our subsidiaries. The Chief Risk Officer of LPL Financial serves as chair of the ROC, which generally meets on a monthly basis with ad hoc meetings as necessary. Each member of the Management Committee of LPL Financial and all other Managing Directors serve on the ROC. Additional members of the Company’s senior management team are also included as ex-officio members, representing the key control areas of the Company. These individuals include, but are not limited to, the Chief Compliance Officer, Brokerage; the Chief Compliance Officer, Advisory; the Chief Information Security Officer; and the Chief Privacy Officer of LPL Financial. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries, and that the ROC thoroughly reviews significant matters relating to risk priorities, policies, control procedures and related exceptions, certain new and complex products and business arrangements, transactions with significant risk elements, and identified emerging risks.
The chair of the ROC provides reports to the Audit Committee at each of the Audit Committee’s regularly scheduled quarterly meetings and, as necessary or requested, to the Board. The reports generally cover topics addressed by the ROC at its meetings since the immediately preceding report. If warranted, matters of material risk are escalated to the Audit Committee or Board more frequently.
Subcommittees of the Risk Oversight Committee
The ROC has established multiple subcommittees that cover key areas of risk. The subcommittees meet regularly and are responsible for keeping the ROC informed and escalating issues in accordance with the Company’s escalation policies. The responsibilities of such subcommittees include, for example, oversight of the approval of new and complex investment products offered to advisors’ clients; oversight of the Company’s investment advisory business; issues and trends related to advisor compliance and examination findings; whistle-blower and tips hotline allegations; and oversight of disclosures related to our financial reporting.
Internal Audit Department
The Internal Audit Department provides independent verification of the effectiveness of the Company’s internal controls by conducting risk assessments and audits designed to identify and cover important risk categories. The Internal Audit Department provides regular reports to the ROC and reports to the Audit Committee at least as often as quarterly.
Control Groups
The GRC Department provides compliance oversight and guidance, and conducts various risk and other assessments to address regulatory and Company-specific risks and requirements. The GRC Department reports to the Chief Risk Officer, who reviews the results of the Company’s risk management process with the ROC, the Audit Committee, and the Board as necessary. Another key control group is the Service Trading and Operations Risk Management team. This team identifies, defines, and remediates risk-related items within STO and acts as the liaison between STO and GRC. We also consider the Internal Audit Department to be a control group.
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
Policy Committee and Advisor Policies
In addition to the ERM framework, the Management Committee of LPL Financial has established a Policy Committee to provide a centralized decision-making process for material policy issues that may arise on an ad hoc basis. The membership of the Policy Committee consists of a subset of the Management Committee and currently includes: the President, who serves as chair of the Policy Committee; the Managing Director, Chief Risk Officer; and the Managing Director, Investment and Planning Solutions. The Managing Director, Legal & Government Relations, serves as a non-voting member. Among other issues, the Policy Committee addresses policy conflicts and potential conflicts that may arise from time to time from legal and regulatory requirements, business proposals, and practices throughout the Company as they relate to advisor-facing or public-facing issues. The Policy Committee is responsible for analyzing such issues, and either facilitating the policy decision or conflict resolution, or making the policy decision. The Policy Committee reports the results of its decisions or other resolutions to the Management Committee on an ad hoc basis
We also have written policies and procedures that govern the conduct of business by our advisors, employees, and the terms and conditions of our relationships with product manufacturers. Our client and advisor policies address the extension of credit for client accounts, data and physical security, compliance with industry regulation, and codes of conduct and ethics to govern employee and advisor conduct, among other matters.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2015, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2015 was effective.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
LPL Financial Holdings Inc.
Boston, Massachusetts

We have audited the internal control over financial reporting of LPL Financial Holdings Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 25, 2016

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance
Other than the information relating to our executive officers provided below, the information required to be furnished pursuant to this item is incorporated by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders.
The following table provides certain information about each of the Company’s current executive officers as of the date this Annual Report on Form 10-K has been filed with the SEC:

Name	Age	Position
Mark S. Casady	55	Chief Executive Officer and Chair, Board of Directors
Matthew J. Audette	41	Chief Financial Officer
Dan H. Arnold	51	President
David P. Bergers	48	Managing Director, Legal and Government Relations, General Counsel
Tracy Calder	56	Managing Director, Deputy Chief Risk Officer
Victor P. Fetter	47	Managing Director, Chief Information Officer
Thomas Gooley	51	Managing Director, Service, Trading, and Operations
J. Andrew Kalbaugh	52	Managing Director, Divisional President, Relationship Management and Business Consulting
Sallie R. Larsen	62	Managing Director, Chief Human Capital Officer
William P. Morrissey, Jr.	51	Managing Director, Divisional President, Business Development
Michelle Oroschakoff	54	Managing Director, Chief Risk Officer
Ryan Parker	41	Managing Director, Investment and Planning Solutions
George B. White	46	Managing Director, Research and Chief Investment Officer
Executive Officers
Mark S. Casady — Chief Executive Officer and Chair of the Board of Directors
Mr. Casady is chair of the board of directors and our chief executive officer. He joined us in May 2002 as chief operating officer, became our president in April 2003, and became our chief executive officer of our subsidiary LPL Financial in August 2004. He was named the Company's chairman in December 2005 and its chief executive officer in March 2006. Before joining our Company, Mr. Casady was managing director, mutual fund group for Deutsche Asset Management, Americas — formerly Scudder Investments. He joined Scudder in 1994 and held roles as managing director — Americas; head of global mutual fund group and head of defined contribution services. He was also a member of the Scudder, Stevens and Clark Board of Directors and Management Committee. Mr. Casady is a member of the board of the Financial Services Roundtable, EZE Software Group, and Citizens Financial Group. He is a former member of FINRA's board of governors and former chair of the Insured Retirement Institute. He has also previously served on the executive committee of the Investment Company Institute board of governors. Mr. Casady received his B.S. from Indiana University and his M.B.A. from DePaul University.
Matthew J. Audette — Chief Financial Officer
Mr. Audette is our chief financial officer. He is responsible for the Company’s core financial functions including: financial planning and analysis, controllership, tax, internal audit, treasury, corporate development, and investor relations. Prior to joining LPL in September 2015, he served as executive vice president and chief financial officer of E*TRADE Financial Corporation ("E*Trade") from January 2011 until June 2015. During his 16 years with E*TRADE, he led the formation of the firm’s Finance department and was a key contributor to its growth, leading a variety of corporate transactions and capital activities. Mr. Audette began his career in the financial services practice at KPMG. Mr. Audette earned a B.S. in accounting from Virginia Polytechnic Institute and State University, popularly known as Virginia Tech.

Dan H. Arnold — President
Mr. Arnold has served as our president since March 2015, with oversight of the our primary client-facing functions. He leads the Advisor and Institution Solutions business unit, which focuses on business development, existing advisor and institution growth, enhancing the client experience, research and corporate strategy, and sponsor partnerships. Previously, Mr. Arnold served as our chief financial officer from November 2012 to March 2015 and was responsible for formulating financial policy, leading the company’s capital management efforts, and ensuring the effectiveness of the organization’s financial functions. Prior to 2012, he was managing director, head of strategy, with responsibility for long-term strategic planning for the firm, product and platform development, and strategic investments, including acquisitions. He has also served as divisional president of our Institution Services business. Mr. Arnold joined our Company in January 2007 following our acquisition of UVEST. Prior to joining us, Mr. Arnold worked at UVEST for 13 years, serving most recently as president and chief operating officer. Mr. Arnold earned a B.S. in electrical engineering from Auburn University and holds an M.B.A. in finance from Georgia State University.
David P. Bergers — Managing Director, Legal and Government Relations, General Counsel
Mr. Bergers is general counsel of LPL Financial Holdings Inc. and managing director of legal and government relations at LPL Financial. Mr. Bergers has more than 20 years of experience as a practicing attorney, corporate counsel and government regulator. He joined us in August 2013 from the Securities and Exchange Commission, where he served 13 years, most recently as acting deputy director of the enforcement division in Washington, DC. From 2006 to 2013, he served as director of the SEC’s Boston regional office. Previously, Mr. Bergers was vice president and assistant general counsel at Tucker Anthony, an independent investment banking and brokerage firm that was later acquired by Royal Bank of Canada, and counsel to Freedom Capital Management, an affiliated investment adviser. He also was a litigator for several years with law firms in the Boston and Philadelphia areas. Mr. Bergers earned a B.A. in history from Eastern Nazarene College in Massachusetts and a J.D. from Yale Law School.
Tracy Calder - Managing Director, Deputy Chief Risk Officer
Ms. Calder is managing director, deputy chief risk officer, with oversight of the compliance and operational market and credit risk management functions. She joined us in January 2016 and is responsible for furthering our efforts to foster an environment that identifies and mitigates risk for LPL and our clients. Ms. Calder worked most recently at J.P. Morgan Securities LLC, where she served as managing director, chief compliance officer from May 2015 until December 2015. At J.P. Morgan, she led a compliance program that spanned the firm’s institutional and private client broker/dealer and registered investment advisor (RIA) businesses. She joined J.P. Morgan as managing director and head of brokerage and fiduciary compliance in August 2013. Prior to J.P. Morgan, she served as senior vice president at Wells Fargo Advisors from March 2012 to July 2013, where she led the retail compliance program for the firm’s broker/dealer. Previously, Ms. Calder spent 18 years with UBS Wealth Management Americas in a variety of legal and compliance roles, including as head of legal for the Wealth Management Advisor Group and as chief compliance officer and senior deputy general counsel for UBS Financial Services Inc. Ms. Calder earned a Bachelor of Arts from Fordham University and a J.D. from the University of North Carolina School of Law.
Victor P. Fetter — Managing Director, Chief Information Officer
Managing director and chief information officer since 2012, Mr. Fetter has oversight of our Business Technology Services business unit. He is responsible for bringing to life our commitment to invest in the people and processes necessary to deliver the best technologies in the industry for our advisors and employees. Mr. Fetter has responsibility for product development, digital transformation and technology support, security, and innovation. He also serves on the Management Committee and the Risk Oversight Committee for LPL and chairs the Technology Investment and Strategy Committee. Combined, these efforts ensure alignment of technology initiatives with strategic business priorities. Prior to joining us in December 2012, Mr. Fetter was vice president and chief information officer for Dell Online from March 2007 to December 2012, where he led the digital transformation of Dell's approach to providing global, multi-channel solutions for consumers and commercial customers. Earlier, Mr. Fetter worked at Mercer Human Resource Consulting, where he served as director of global applications development, chief information officer, and ultimately global chief information officer during his tenure. He held previous positions at Hewitt Associates LLC and Electronic Data Systems. Mr. Fetter has a B.S. in computer information systems from Spring Hill College in Mobile, AL.

Thomas Gooley — Managing Director, Service, Trading, and Operations
Mr. Gooley is the managing director of Service, Trading, and Operations at LPL Financial. In this role, he is responsible for leading our service, trading, and client-facing operations organizations, while mitigating risk, increasing efficiency, and improving the client experience. He also is responsible for driving the strategy, governance, and execution of the firm’s business process outsourcing activities in India. Prior to joining us in June 2015, he was senior managing director and chief risk officer for the Retirement and Individual Financial Services division at TIAA-CREF from August 2014 to June 2015. Previously, he worked as managing director and head of Operations for the Global Wealth and Asset Management divisions of Morgan Stanley. Earlier in his career, Mr. Gooley led equities and futures operations for Bank of America Securities after spending 12 years with Goldman Sachs in a variety of leadership roles in equities operations. Mr. Gooley holds a B.A. in political economies of industrial societies from the University of California at Berkeley and a M.B.A. from The Wharton School at the University of Pennsylvania. Mr. Gooley is also a graduate and instructor of the Securities Industry and Financial Markets Association (SIFMA) Wharton Program.
J. Andrew Kalbaugh — Managing Director, Divisional President, Relationship Management and Business Consulting
Mr. Kalbaugh has served as managing director and divisional president of Relationship Management and Business Consulting for the Advisor and Institution Solutions business unit since January 2016. He is responsible for the long-term growth, satisfaction, and retention of financial advisors and institutions and also oversees the teams supporting high net worth and registered investment advisor solutions. Previously, Mr. Kalbaugh served as managing director and divisional president of Institution Services and led business development and business consulting for all financial institutions from November 2011 to January 2016. Prior to being named managing director in 2011, Mr. Kalbaugh served as executive vice president, business consulting, for Independent Advisor Services, responsible for providing support to advisors and their practices. He joined the Company in July 2007 following the acquisition of Mutual Service Corporation (MSC) and served as chief executive officer for MSC as well as for Associated Securities Corporation. Prior to that, he held senior positions at serveral financial services firms. Mr. Kalbaugh is a Certified Financial Planner and has a B.A. in business and economics from the University of Maryland.
Sallie R. Larsen — Managing Director, Chief Human Capital Officer
Ms. Larsen is our managing director, chief human capital officer. She is responsible for overseeing compensation and benefits, corporate communication, corporate real estate, human resources operations, human resources client consulting, and advisor and employee learning and development. Ms. Larsen joined us in May 2012 from the Federal Home Loan Bank/Office of Finance, where she served as the chief human resources officer from November 2009 to April 2012. In earlier roles, Ms. Larsen was a managing vice president of human resources for Capital One Financial Corporation, senior vice president of human resources for Marriott International, and vice president of human resources and communications for TRW Inc. Ms. Larsen earned a M.A. in communications from Purdue University, a B.A. in sociology from California Lutheran University, and a certificate in executive leadership coaching from Georgetown University.
William P. Morrissey, Jr. — Managing Director, Divisional President, Business Development
Mr. Morrissey has served as managing director and divisional president of Business Development for the Advisor and Institution Solutions business unit since January 2016. In this role, he has responsibility for attracting and recruiting new financial advisors and institutions to the firm and for driving the exploration of new markets and capabilities for growth across client groups. He also oversees the process for integrating new advisors into the firm. Prior to assuming this role, Mr. Morrissey served as managing director and divisional president of Independent Advisor Services and led business development and business consulting for all independent advisors and registered investment advisors from April 2014 to January 2016. Prior to being named managing director, Mr. Morrissey served as executive vice president of business development, Independent Advisor Services, responsible for recruiting new advisors and their practices from March 2004 to April 2014. He joined the Company in March 2004 as senior vice president of Advisory Consulting Services, responsible for overseeing and successfully building the sales, marketing, and development of LPL's advisory platforms. Before joining LPL Financial, Mr. Morrissey worked at Fidelity Investments for 17 years, most recently as senior vice president of institutional services. He received a B.A. in political science from Boston College.

Michelle Oroschakoff — Managing Director, Chief Risk Officer
Ms. Oroschakoff is managing director, chief risk officer for LPL Financial and serves as chair of our Risk Oversight Committee. She is responsible for company-wide risk management processes and controls, manages compliance and governance, and has a leading role in the Company's ongoing focus on enhancing its corporate risk profile. Ms. Oroschakoff has more than 20 years of financial services industry experience deeply rooted in legal, compliance, and risk management. She joined LPL Financial in September 2013 from Morgan Stanley, where she most recently served as managing director and Global Chief Risk Officer of the firm’s Global Wealth Management Group from 2011 to 2013. Previously, while with Morgan Stanley, she served as chief administrative officer from 2010 to 2011, as well as Chief Compliance Officer from 2006 to 2010. Earlier in her career, Ms. Oroschakoff spent 11 years in a variety of legal and compliance roles at Morgan Stanley, including associate general counsel and head of the firm’s San Francisco litigation department. She also served as the general counsel for a large and successful RIA firm, where she became familiar with the independent model. She also serves on a variety of industry committees. Ms. Oroschakoff earned a J.D. cum laude, Order of the Coif, from the University of Michigan and a B.A. in English literature from the University of Oregon.
Ryan Parker — Managing Director, Investment and Planning Solutions
Mr. Parker is managing director, Investment and Planning Solutions for the Advisor and Institution Solutions business unit. He leads distribution strategy for the advisory, brokerage, insurance, retirement, and financial planning businesses, helping advisors and institutions navigate an increasingly complex landscape of platforms, products, marketing programs, services, and tools. Prior to his promotion to managing director in June 2014, Mr. Parker served as executive vice president, Investment and Planning Solutions, which consisted of the teams providing advisory and brokerage product and platform expertise and financial planning. Prior to joining LPL Financial in April 2013, he was managing director, National Accounts and Business Development at Russell Investments, a global asset manager. At Russell Investments, he served in a range of senior leadership roles in the U.S. advisor market, spanning the sales, marketing, and product functions. He joined Russell Investments in December 2007. Earlier in his career, he worked for Franklin Templeton and Putnam Investments. Mr. Parker earned a B.A. in political science from the University of Michigan at Ann Arbor and studied finance and accounting at Stanford Graduate School of Business.
George B. White — Managing Director, Research and Chief Investment Officer
Mr. White has served as our managing director, research and chief investment officer since 2007. He is responsible for the strategic direction and continued growth of the LPL Financial research platform and in 2015 he also became responsible for corporate strategy. His role includes setting the vision for superior research capabilities and enabling the delivery of conflict-free, objective investment advice by LPL Financial advisors. Prior to joining us in November 2007, Mr. White served as a managing director and director of research for Wachovia Securities for 10 years. Mr. White also was an investment analyst for Mercer Investment Consulting, where he provided investment advice to institutional clients. He started his financial services career on the buy side of the business as a research analyst for Thompson, Siegel, and Walmsley, a value-oriented asset manager. Mr. White received a B.B.A. from the College of William and Mary.
Items 11, 12, 13, and 14.
The information required by Items 11, 12, 13, and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year end to which this report relates.

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

4.5	Fifth Amended and Restated LPL Investment Holdings Inc. 2000 Stock Bonus Plan. (9)
10.1	Amended and Restated Executive Employment Agreement among William E. Dwyer III, LPL Investment Holdings Inc., LPL Holdings, Inc. and LPL Financial Corporation, dated July 23, 2010. (10)
10.2	Revised Separation Agreement and General Release with William E. Dwyer, dated March 14, 2014. (11)
10.3	Form of Indemnification Agreement. (1)
10.4	2005 LPL Investment Holdings Inc. Stock Option Plan for Incentive Stock Options. (12)
10.5	2005 LPL Investment Holdings Inc. Stock Option Plan for Non-Qualified Stock Options. (12)
10.6	LPL Investment Holdings Inc. 2008 Stock Option Plan. (13)
10.7	Form of LPL Investment Holdings Inc. Stock Option Agreement granted under the LPL Investment Holdings Inc. 2008 Stock Option Plan. (14)
10.8	LPL Investment Holdings Inc. Advisor Incentive Plan. (15)
10.9	LPL Investment Holdings Inc. Financial Institution Incentive Plan. (13)
10.10	LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (16)

Exhibit No.	Description of Exhibit
10.11	Form of Senior Executive Stock Option Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (17)
10.12	Form of Senior Management Stock Option Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (17)
10.13	Form of Senior Executive Restricted Stock Unit Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (17)
10.14	Form of Senior Management Restricted Stock Unit Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (17)
10.15	Form of Employee Non-Qualified Stock Option Award granted under the LPL Financial Holdings Inc., 2010 Omnibus Equity Incentive Plan. (18)
10.16	Form of Employee Restricted Stock Unit Award granted under the LPL Financial Holdings Inc., 2010 Omnibus Equity Incentive Plan. (18)
10.17	Form of Advisor Restricted Stock Unit Award granted under the LPL Financial Holdings Inc., 2010 Omnibus Equity Incentive Plan. (18)
10.18	Form of Financial Institution Restricted Stock Unit Award granted under the LPL Financial Holdings Inc., 2010 Omnibus Equity Incentive Plan. (18)
10.19	Amended and Restated LPL Financial Holdings Inc. 2010 Omnibus Equity Incentive Plan. (19)
10.20	Amended and Restated LPL Financial Holdings Inc. Corporate Executive Bonus Plan. (19)
10.21	LPL Financial LLC Executive Severance Plan, amended and restated as of February 24, 2014. (18)
10.22	Form of Supplemental Restricted Stock Unit Award granted under the 2010 LPL Financial Holdings Inc. 2010 Omnibus Equity Incentive Plan. (18)
10.23	LPL Financial Holdings Inc. Non-Employee Director Compensation Policy. (20)
10.24	LPL Financial Holdings Inc. Non-Employee Director Deferred Compensation Plan.*
10.25
Credit Agreement, dated as of March 29, 2012, by and among LPL Investment Holdings, Inc., LPL Holdings, Inc., the several lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent Collateral Agent, Letter of Credit Issuer and Swingline Lender. (21)

Exhibit No.	Description of Exhibit
10.26
First Amendment and Incremental Assumption Agreement, dated as of May 13, 2013, by and among LPL Financial Holdings, Inc., LPL Holdings, Inc., certain subsidiaries, the several lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent. (22)

10.27
Second Amendment and Incremental Assumption Agreement, dated as of October 1, 2014, by and among LPL Financial Holdings, Inc., LPL Holdings, Inc., certain subsidiaries, the several lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent. (8)

10.28
Third Amendment, Extension, and Incremental Assumption Agreement, dated as of November 20, 2015 by and among LPL Financial Holdings, Inc., LPL Holdings, Inc., certain subsidiaries, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.*

10.29	Thomson Transaction Services Master Subscription Agreement dated as of January 5, 2009 between LPL Financial Corporation and Thomson Financial LLC. (23)†
10.30	First Amendment dated July 28, 2014 to Master Subscription Agreement dated as of January 5, 2009 between LPL Financial Corporation and Thomson Financial LLC(20)†
21.1	List of Subsidiaries of LPL Financial Holdings Inc.*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation*
___________________

*	Filed herewith.
†	Confidential treatment granted by the Securities and Exchange Commission.
(1)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010.
(2)	Incorporated by reference to the Form 8-K filed on June 19, 2012.
(3)	Incorporated by reference to the Form 8-K filed on May 9, 2014.
(4)	Incorporated by reference to the Form 8-K filed on March 12, 2014.
(5)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10 filed on July 10, 2007.
(6)	Incorporated by reference to the Form 10-K filed on March 9, 2011.
(7)	Incorporated by reference to the Form 10-K filed on February 27, 2012.
(8)	Incorporated by reference to the Form 10-Q filed on October 30, 2014.
(9)	Incorporated by reference to the Form 8-K filed on December 18, 2008.
(10)	Incorporated by reference to the Form 8-K filed on December 26, 2012.
(11)	Incorporated by reference to the Form 10-Q filed on April 25, 2013.
(12)	Incorporated by reference to the Registration Statement on Form 10 filed on April 30, 2007.
(13)	Incorporated by reference to the Form 8-K filed on February 21, 2008.
(14)	Incorporated by reference to the Registration Statement on Form S-1 filed on June 4, 2010.
(15)	Incorporated by reference to the Form S-8 filed on June 5, 2008.
(16)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed on November 3, 2010.
(17)	Incorporated by reference to the Form 10-K filed on February 26, 2013.
(18)	Incorporated by reference to the Form 10-K filed on February 25, 2014.
(19)	Incorporated by reference to the Form 8-K filed on May 15, 2015.
(20)	Incorporated by reference to the Form 10-Q filed on July 30, 2014.
(21)	Incorporated by reference to the Form 8-K filed on April 2, 2012.
(22)	Incorporated by reference to the Form 8-K filed on May 13, 2013.
(23)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 filed on June 22, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LPL Financial Holdings Inc.

By:	/s/ Mark S. Casady
Mark S. Casady
Chief Executive Officer and Chairman
Dated: February 25, 2016
Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Casady
Mark S. Casady	Chief Executive Officer and Chairman	February 25, 2016

/s/ Matthew J. Audette
Matthew J. Audette	Chief Financial Officer	February 25, 2016

/s/ Jeffrey R. Buchheister
Jeffrey R. Buchheister	Chief Accounting Officer	February 25, 2016

/s/ Richard W. Boyce
Richard W. Boyce	Director	February 25, 2016

/s/ John J. Brennan
John J. Brennan	Director	February 25, 2016

/s/ Viet D. Dinh
Viet D. Dinh	Director	February 25, 2016

/s/ Paulett Eberhart
Paulett Eberhart	Director	February 25, 2016

/s/ Anne M. Mulcahy
Anne M. Mulcahy	Director	February 25, 2016

/s/ James S. Putnam
James S. Putnam	Director	February 25, 2016

/s/ James S. Riepe
James S. Riepe	Director	February 25, 2016

/s/ Richard P. Schifter
Richard P. Schifter	Director	February 25, 2016

LPL FINANCIAL HOLDINGS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of LPL Financial Holdings Inc. are included in response to Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
LPL Financial Holdings Inc.
Boston, Massachusetts

We have audited the accompanying consolidated statements of financial condition of LPL Financial Holdings Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
February 25, 2016

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
REVENUES:
Commission	$1,976,845	$2,118,494	$2,077,566
Advisory	1,352,454	1,337,959	1,187,352
Asset-based	493,687	476,595	430,990
Transaction and fee	401,948	369,821	361,252
Interest income, net of interest expense	19,192	18,982	17,887
Other	30,928	51,811	65,811
Total net revenues	4,275,054	4,373,662	4,140,858
EXPENSES:
Commission and advisory	2,864,813	2,998,702	2,847,785
Compensation and benefits	440,049	421,829	400,967
Promotional	139,198	124,677	111,539
Depreciation and amortization	73,383	57,977	44,497
Amortization of intangible assets	38,239	38,868	39,006
Professional services	64,522	62,184	46,559
Occupancy and equipment	84,112	82,430	67,551
Brokerage, clearing, and exchange	52,516	49,015	45,059
Communications and data processing	46,871	43,823	43,075
Restructuring charges	11,967	34,652	30,186
Other	117,693	109,327	113,923
Total operating expenses	3,933,363	4,023,484	3,790,147
Non-operating interest expense	59,136	51,538	51,446
Loss on extinguishment of debt	—	3,943	7,962
INCOME BEFORE PROVISION FOR INCOME TAXES	282,555	294,697	291,303
PROVISION FOR INCOME TAXES	113,771	116,654	109,446
NET INCOME	$168,784	$178,043	$181,857
EARNINGS PER SHARE (NOTE 16)
Earnings per share, basic	$1.77	$1.78	$1.74
Earnings per share, diluted	$1.74	$1.75	$1.72
Weighted-average shares outstanding, basic	95,273	99,847	104,698
Weighted-average shares outstanding, diluted	96,786	101,651	106,003
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2015	2014	2013
NET INCOME	$168,784	$178,043	$181,857
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax expense of $132, $722, and $72 for the years ended December 31, 2015, 2014, and 2013, respectively	179	1,137	115
Reclassification adjustment for realized (gain) loss on cash flow hedges included in professional services in the consolidated statements of income, net of tax expense (benefit) of $353, $198, and $0 for the years ended December 31, 2015, 2014, and 2013, respectively	(563)	(315)	—
Total other comprehensive income, net of tax	(384)	822	115
TOTAL COMPREHENSIVE INCOME	$168,400	$178,865	$181,972

See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except par value)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$724,529	$412,332
Cash and securities segregated under federal and other regulations	671,339	568,930
Restricted cash	27,839	1,109
Receivables from:
Clients, net	339,089	365,390
Product sponsors, broker-dealers, and clearing organizations	161,224	177,470
Advisor loans, net	148,978	120,325
Others, net	180,161	171,124
Securities owned:
Trading — at fair value	11,995	13,466
Held-to-maturity	9,847	8,594
Securities borrowed	6,001	5,035
Income taxes receivable	—	84
Fixed assets, net	275,419	214,154
Goodwill	1,365,838	1,365,838
Intangible assets, net	392,031	430,704
Other assets	206,771	187,375
Total assets	$4,521,061	$4,041,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$189,083	$180,099
Payables to clients	747,421	652,714
Payables to broker-dealers and clearing organizations	48,032	45,427
Accrued commission and advisory expenses payable	129,512	146,504
Accounts payable and accrued liabilities	332,492	289,426
Income taxes payable	8,680	—
Unearned revenue	65,480	64,482
Securities sold, but not yet purchased — at fair value	268	302
Senior secured credit facilities, net	2,188,240	1,625,195
Leasehold financing obligation	59,940	—
Deferred income taxes, net	36,303	66,181
Total liabilities	3,805,451	3,070,330
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 119,572,352 shares and 118,234,552 shares issued at December 31, 2015 and 2014, respectively	119	118
Additional paid-in capital	1,418,298	1,355,085
Treasury stock, at cost — 30,048,027 shares and 21,089,882 shares at December 31, 2015 and 2014, respectively	(1,172,490)	(780,661)
Accumulated other comprehensive income	553	937
Retained earnings	469,130	396,121
Total stockholders’ equity	715,610	971,600
Total liabilities and stockholders’ equity	$4,521,061	$4,041,930
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2012	115,714	$116	$1,228,075	9,422	(287,998)	$—	$199,827	$1,140,020
Net income and other comprehensive income, net of tax expense						115	181,857	181,972
Treasury stock purchases				5,820	(219,091)			(219,091)
Cash dividends on common stock							(68,008)	(68,008)
Stock option exercises and other	1,398	1	34,246	(26)	884		(106)	35,025
Excess tax benefits from share-based compensation			5,381					5,381
Share-based compensation			24,672					24,672
BALANCE — December 31, 2013	117,112	$117	$1,292,374	15,216	$(506,205)	$115	$313,570	$1,099,971
Net income and other comprehensive income, net of tax expense						822	178,043	178,865
Issuance of common stock to settle restricted stock units	50	1		17	(869)			(868)
Treasury stock purchases				5,899	(275,079)			(275,079)
Cash dividends on common stock							(95,616)	(95,616)
Stock option exercises and other	1,073		26,914	(42)	1,492		124	28,530
Excess tax benefits from share-based compensation			8,218					8,218
Share-based compensation			27,579					27,579
BALANCE — December 31, 2014	118,235	$118	$1,355,085	21,090	$(780,661)	$937	$396,121	$971,600
Net income and other comprehensive income, net of tax expense						(384)	168,784	168,400
Issuance of common stock to settle restricted stock units	184	1		68	(3,019)			(3,018)
Treasury stock purchases				8,947	(390,835)			(390,835)
Cash dividends on common stock							(95,814)	(95,814)
Stock option exercises and other	1,153		30,966	(57)	2,025		39	33,030
Excess tax benefits from share-based compensation			3,034					3,034
Share-based compensation			29,213					29,213
BALANCE — December 31, 2015	119,572	$119	$1,418,298	30,048	$(1,172,490)	$553	$469,130	$715,610
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$168,784	$178,043	$181,857
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	73,383	57,977	44,497
Amortization of intangible assets	38,239	38,868	39,006
Amortization of debt issuance costs	3,405	3,973	4,365
Share-based compensation	29,213	27,579	24,672
Excess tax benefits related to share-based compensation	(3,810)	(8,685)	(7,172)
Provision for bad debts	2,542	2,432	2,021
Deferred income taxes	(30,153)	(24,100)	(28,943)
Loss on extinguishment of debt	—	3,943	7,962
Net changes in estimated fair value of contingent consideration obligations	—	—	12,676
Closure of NestWise	—	—	9,279
Loan forgiveness	37,658	28,409	21,006
Other	11,695	3,007	1,598
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	(102,409)	(56,579)	65,082
Deposit of restricted cash related to captive	(25,589)	—	—
Receivables from clients	26,081	7,628	(3,862)
Receivables from product sponsors, broker-dealers and clearing organizations	16,247	(3,400)	(21,120)
Advisor Loans	(28,653)	(21,434)	(9,677)
Receivables from others	(48,173)	(28,181)	(44,043)
Securities owned	144	(4,638)	(1,148)
Securities borrowed	(966)	2,067	2,346
Other assets	(30,714)	(45,523)	(19,458)
Drafts payable	8,984	(14,872)	(8,161)
Payables to clients	94,707	87,510	(184,301)
Payables to broker-dealers and clearing organizations	2,605	2,270	(9,874)
Accrued commission and advisory expenses payable	(16,992)	11,355	6,690
Accounts payable and accrued liabilities	39,686	(10,522)	48,127
Income taxes receivable/payable	12,574	4,281	14,916
Unearned revenue	998	(9,257)	11,931
Securities sold, but not yet purchased	(35)	91	(155)
Net cash provided by operating activities	279,451	232,242	160,117

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Continued
(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(72,565)	(89,648)	(78,239)
Purchase of goodwill and other intangible assets	—	(9,000)	—
Proceeds from disposal of fixed assets	10	7,123	—
Purchase of securities classified as held-to-maturity	(4,602)	(7,498)	(2,595)
Proceeds from maturity of securities classified as held-to-maturity	3,350	5,750	5,900
Deposits of restricted cash	(1,750)	(4,679)	(1,500)
Release of restricted cash	609	4,820	815
Proceeds from sale of equity investment	—	—	3,310
Purchases of minority interest investments	—	—	(2,500)
Net cash used in investing activities	(74,948)	(93,132)	(74,809)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	75,000	110,000	—
Repayments of revolving credit facility	(185,000)	—	—
Repayment of senior secured term loans	(9,221)	(10,838)	(866,579)
Proceeds from senior secured term loans	693,000	—	1,078,957
Payment of debt issuance costs	(13,258)	(4,876)	(2,461)
Payment of contingent consideration	—	(3,300)	—
Tax payments related to settlement of restricted stock units	(3,018)	(868)	—
Repurchase of common stock	(390,835)	(275,079)	(219,091)
Dividends on common stock	(95,814)	(95,616)	(68,008)
Excess tax benefits related to share-based compensation	3,810	8,685	7,172
Proceeds from stock option exercises and other	33,030	28,530	35,025
Net cash provided by (used in) financing activities	107,694	(243,362)	(34,985)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	312,197	(104,252)	50,323
CASH AND CASH EQUIVALENTS — Beginning of year	412,332	516,584	466,261
CASH AND CASH EQUIVALENTS — End of year	$724,529	$412,332	$516,584
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$51,114	$51,588	$51,712
Income taxes paid	$131,833	$139,315	$123,583
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$11,462	$8,184	$16,075
Fixed assets acquired under build-to-suit lease	$—	$8,114	$22,979
Finance Obligation related to real estate projects	$59,940	$—	$—
Discount on proceeds from senior secured credit facilities recorded as debt issuance costs	$7,000	$—	$4,893
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
Description of Subsidiaries
LPL Holdings, Inc. (“LPLH”), a Massachusetts holding corporation, owns 100% of the issued and outstanding common stock or other ownership interest in each of LPL Financial LLC (“LPL Financial”), Fortigent Holdings Company, Inc., Independent Advisers Group Corporation (“IAG”), LPL Insurance Associates, Inc. (“LPLIA”), LPL Independent Advisor Services Group LLC (“IASG”), and UVEST Financial Services Group, Inc. (“UVEST”). LPLH is also the majority stockholder in PTC Holdings, Inc. (“PTCH”), and owns 100% of the issued and outstanding voting common stock. Each member of PTCH's board of directors meets the direct equity ownership interest requirements that are required by the Office of the Comptroller of the Currency. The Company has established a wholly-owned series captive insurance entity that underwrites insurance for various legal and regulatory risks.
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
Reclassifications
In the consolidated statements of income, the Company reclassified amortization of intangible assets out of depreciation and amortization. The amounts reclassified are presented in the consolidated statements of income for each of the three years ended December 31, 2015. The Company also reclassified receivables from advisor loans out of receivables from other receivables in the consolidated statements of financial condition. The amounts reclassified are presented in the consolidated statements of financial condition for the two years ended December 31, 2015. Also in the consolidated statements of financial condition the Company reclassified debt issuance costs as a direct deduction from the carrying amount of the related debt liability

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Consolidation
These consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence, but does not exercise control and is not the primary beneficiary, are accounted for using the equity method.
Reportable Segment
Management has determined that our company operates in one segment, given the similarities in economic characteristics between our operations and the common nature of our products and services, production and distribution process, and regulatory environment.
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
A substantial portion of the commission revenue is ultimately paid to the advisors. The Company records an estimate for commissions payable based upon average payout ratios for each product for which the Company has accrued commission revenue. Such amounts are classified as accrued commission and advisory expenes payable in the consolidated statements of financial condition and commission and advisory expense in the consolidated statements of income.
Advisory Revenues
The Company records fees charged to clients as advisory revenues in advisory accounts where LPL Financial or IAG is the RIA. A substantial portion of these advisory fees are paid to the related advisor and these payments are classified as commission and advisory expense in the consolidated statements of income.
Certain advisors conduct their advisory business through separate entities by establishing their own RIA firm pursuant to the Advisers Act or through their respective states' investment advisory licensing rules, rather than using the Company's corporate RIA platform. These stand-alone entities, or Hybrid RIAs, engage the Company for clearing, regulatory, and custody services, as well as access to the Company's investment advisory platforms. The advisory revenue generated by these Hybrid RIAs is earned by the advisors, and accordingly not included in the Company's advisory revenues.
The Company charges separate fees to Hybrid RIAs for technology, custody, administrative, and clearing services, primarily based on the value of assets within these advisory accounts, which are classified as advisory revenues in the consolidated statements of income.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Interest Income, Net of Interest Expense
The Company earns interest income from its cash equivalents and client margin balances, less interest expense on related transactions. Because interest expense incurred in connection with cash equivalents and client margin balances is completely offset by revenue on related transactions, the Company considers such interest to be an operating expense. Interest expense from operations for the years ended December 31, 2015, 2014, and 2013 did not exceed $1.0 million.
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
Cash and Securities Segregated Under Federal and Other Regulations
The Company's subsidiary, LPL Financial, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its customers in accordance with Rule 15c3-3 of the Security Exchange Act of 1934, as amended, and other regulations. Held within this account is approximately $100,000 for the proprietary accounts of introducing brokers.
Restricted Cash
Restricted cash primarily represents cash held by and for use by the Company’s captive insurance subsidiary.
Receivables From and Payables to Clients
Receivables from clients include amounts due on cash and margin transactions. The Company extends credit to clients of its advisors to finance their purchases of securities on margin and receives income from interest charged on such extensions of credit. Payables to clients represent credit balances in client accounts arising from deposits of funds, proceeds from sales of securities, and dividend and interest payments received on securities held in client accounts at LPL Financial. At December 31, 2015 and 2014, $747.4 million and $646.4 million, respectively, of the balance represent free credit balances that are held pending re-investment by the clients. The Company pays interest on certain client payable balances.
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
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from clients (in thousands):

	December 31,
	2015	2014
Beginning balance — January 1	$1,245	$588
Provision for doubtful accounts	219	657
Ending balance — December 31	$1,464	$1,245
Advisor Loans
The Company periodically extends credit to its advisors in the form of recruiting loans, commission advances, and other loans. The decisions to extend credit to advisors are generally based on the advisors’ credit history and their ability to generate future commissions. Certain loans made in connection with recruiting are forgivable over terms ranging from three to eight years provided that the advisor remains licensed through LPL Financial. At

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2015, $94.5 million of the advisor loan balance was forgivable. Management maintains an allowance for uncollectible amounts, which excludes advisor loans that are forgivable, using an aging analysis that takes into account the advisors’ registration status and the specific type of receivable. The aging thresholds and specific percentages used represent management’s best estimates of probable losses. Management monitors the adequacy of these estimates through periodic evaluations against actual trends experienced.
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts for advisor loans (in thousands):

	December 31,
	2015	2014
Beginning balance — January 1	$697	$—
Provision for doubtful accounts	—	697
Ending balance — December 31	$697	$697
Receivables From Others
Receivables from others primarily consist of accrued fees from product sponsors and amounts due from advisors. Management maintains an allowance for uncollectible amounts using an aging analysis that takes into account the specific type of receivable. The aging thresholds and specific percentages used represent management’s best estimates of probable losses. Management monitors the adequacy of these estimates through periodic evaluations against actual trends experienced.
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from others (in thousands):

	December 31,
	2015	2014
Beginning balance — January 1	$8,379	$7,091
Provision for doubtful accounts	2,322	1,775
Charge-offs, net of recoveries	(845)	(487)
Ending balance — December 31	$9,856	$8,379
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
Securities classified as trading are carried at fair value, while securities classified as held-to-maturity are carried at amortized cost. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At December 31, 2015, the Company did not adjust prices received from the independent third-party pricing services.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The Company borrows securities from other broker-dealers to make deliveries or to facilitate customer short sales. As of December 31, 2015, the contract and collateral market values of borrowed securities were $6.0 million and $5.8 million, respectively. As of December 31, 2014, the contract and collateral market values of borrowed securities were $5.0 million and $4.9 million, respectively.
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
Management reviews fixed assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. During the year ended December 31, 2015, in conjunction with the Fortigent restructuring (see Note 3. Restructuring), the Company recorded an asset impairment charge of $0.4 million for certain fixed assets related to Fortigent leasehold improvements that were determined to no longer have future economic benefit. The $0.4 million asset impairment charge for the year ended December 31, 2015 is included in restructuring charges within the consolidated statements of income. During the year ended December 31, 2013, in conjunction with the SVC restructuring (see Note 3. Restructuring), the Company recorded an asset impairment charge of $0.8 million for certain fixed assets related to internally developed software that were determined to no longer have future economic benefit. The $0.8 million asset impairment charge for the year ended December 31, 2013 is included in restructuring charges within the consolidated statements of income. No impairment occurred for the year ended December 31, 2014.
Goodwill and Other Intangible Assets
Goodwill and other indefinite-lived assets are not amortized; however, intangible assets that are deemed to have definite lives are amortized over their useful lives, generally ranging from 5 - 20 years. See Note 8. Goodwill and Other Intangible Assets, for additional information regarding the Company's goodwill and other intangible assets.
Goodwill and other indefinite-lived intangible assets are tested annually for impairment in the fourth fiscal quarter and between annual tests if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit or indefinite-lived intangible asset is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If goodwill or other indefinite-lived intangible assets are quantitatively assessed for impairment, a two-step approach is applied. First, the Company compares the estimated fair value of the reporting unit in which the asset resides to its carrying value. The second step, if necessary, measures the amount of such impairment by comparing the implied fair value of the asset to its carrying value. No impairment of goodwill or other indefinite-lived intangible assets was recognized during the years ended December 31, 2015, 2014, or 2013.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Long-lived assets, such as intangible assets subject to amortization, are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. There was $0.4 million, $0, and $0 of impairment of definite-lived intangible assets recognized during the years ended December 31, 2015, 2014, and 2013, respectively.
Debt Issuance Costs
Debt issuance and amendment costs have been capitalized and are being amortized as additional interest expense over the expected terms of the related debt agreements. In accordance with Accounting Standards Update ("ASU") 2015-03, Interest—Imputation of Interest, debt issuance costs are presented as a direct deduction from the carrying amount of the related debt liability. In accordance with ASU 2015-15, Interest—Imputation of Interest costs incurred while obtaining the revolving credit facility are included in other assets and subsequently amortized ratably over the term of the revolving credit facility, regardless of whether there are any outstanding borrowings on the revolving credit facility.
Derivative Financial Instruments
The Company uses derivative financial instruments, primarily consisting of non-deliverable foreign currency forward contracts, to mitigate foreign currency exchange rate risk related to operating expenses that are subject to repricing. The Company has designated these derivative financial instruments as cash flow hedges, all of which qualify for hedge accounting. The Company assesses the ongoing effectiveness of its cash flow hedges. Changes in the fair value for the effective portion of the Company's cash flow hedges are presented in other comprehensive income and reclassified into earnings to match the timing of the underlying hedged item. Hedge ineffectiveness is measured at the end of each fiscal quarter, with any gains or losses realized into earnings in the current period. See Note 9. Derivative Financial Instruments, for additional information regarding the Company's derivative financial instruments.
Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness. The Company carries its indebtedness at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 4. Fair Value Measurements, for additional information regarding the Company's fair value measurements. As of December 31, 2015, the carrying amount and fair value of the Company’s indebtedness was approximately $2,215.0 million and $2,200.0 million, respectively. As of December 31, 2014, the carrying amount and fair value was approximately $1,634.3 million and $1,620.8 million, respectively.
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
Leasehold Financing Obligation
The Company is involved with the construction of a building for use as office space in Fort Mill, South Carolina and has determined that it has substantially all of the risks of ownership during construction of the leased

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

property. Accordingly, from an accounting perspective, the Company is deemed to be the owner of the construction project. As such, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the building under construction in fixed assets and the related financing obligation in leasehold financing obligations on the consolidated statements of financial condition. Once construction is complete, the Company will determine if the asset qualifies for sale-leaseback accounting treatment.
Recently Issued Accounting Pronouncements
In December 2015, the Company early adopted ASU 2015-03, Interest—Imputation of Interest, which simplifies the presentation of debt issuance costs on the balance sheet by presenting debt issuance costs as a direct deduction from the carrying amount of the related debt liability as discussed in our significant accounting policy above. The presentation affects all years presented. The adoption of ASU 2015-03 did not have a material impact on its consolidated financial statements.
In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-14, Revenue From Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) to January 1, 2018 for the Company, with early adoption permitted as of January 1, 2017. The new guidance requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the available transition methods and the potential impact on its consolidated financial statements and related disclosures.
3.    Restructuring
Service Value Commitment Initiative
In February 2013, the Company committed to an expansion of its Service Value Commitment initiative (the “Program”), an ongoing effort to position the Company's people, processes, and technology for sustainable long-term growth while improving the service experience of its advisors and delivering efficiencies in its operating model. The Program was completed in 2015.
The following table summarizes the balance of accrued expenses and the changes in the accrued amounts for the Program as of and for the year ended December 31, 2015 (in thousands):

	Accrued Balance at December 31, 2014	Costs Incurred	Payments	Accrued Balance at December 31, 2015	Cumulative Costs Incurred to Date
Outsourcing and other related costs	$—	$1,083	$(1,204)	$(121)	$22,571
Technology transformation costs	4,458	402	(4,778)	82	30,320
Employee severance obligations and other related costs	1,999	2,241	(3,659)	581	11,127
Asset impairments	—	—	—	—	842
Total	$6,457	$3,726	$(9,641)	$542	$64,860
In February 2015, the Company committed to a course of action to restructure the business of its subsidiary, Fortigent Holdings Company, Inc. (together with its subsidiaries, “Fortigent”). The Company acquired Fortigent, which provides outsourced wealth management solutions, in April 2012. The intention of the restructuring plan was to migrate Fortigent’s operations from Rockville, Maryland to the Company’s office in Charlotte, North Carolina, simplify and improve the efficiency of Fortigent’s existing service offerings, and position Fortigent to capitalize on the Company's future technology investments and service offerings for financial institutions and advisors focused on high-net-worth clients. This restructuring was completed in December 2015.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the balance of accrued expenses and the changes in the accrued amounts for the Fortigent restructuring as of and for the year ended December 31, 2015 (in thousands):

	Costs Incurred	Payments	Non-cash	Accrued Balance at December 31, 2015	Cumulative Costs Incurred to Date
Employee severance obligations and other related costs	$2,978	$(2,658)	$—	$320	$2,978
Relocation and related costs	2,650	(2,354)	—	296	2,650
Lease restructuring charges	793	(170)	(16)	607	793
Asset impairments	821	—	(821)	—	821
Total	$7,242	$(5,182)	$(837)	$1,223	$7,242

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
There were no transfers of assets or liabilities between these fair value measurement classifications during the years ended December 31, 2015 and 2014.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At December 31, 2015, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At December 31, 2015, the Company did not adjust prices received from the independent third-party pricing services.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$252,393	$—	$—	$252,393
Securities owned — trading:
Money market funds	261	—	—	261
Mutual funds	7,267	—	—	7,267
Equity securities	56	—	—	56
Debt securities	—	103	—	103
U.S. treasury obligations	4,308	—	—	4,308
Total securities owned — trading	11,892	103	—	11,995
Other assets	99,962	3,350	—	103,312
Total assets at fair value	$364,247	$3,453	$—	$367,700
Liabilities
Securities sold, but not yet purchased:
Mutual funds	$1	$—	$—	$1
Equity securities	267	—	—	267
Debt securities	—	—	—	—
Total securities sold, but not yet purchased	268	—	—	268
Accounts payable and accrued liabilities	—	—	527	527
Total liabilities at fair value	$268	$—	$527	$795

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$22,592	$—	$—	$22,592
Securities owned — trading:
Money market funds	293	—	—	293
Mutual funds	7,570	—	—	7,570
Equity securities	224	—	—	224
Debt securities	—	1,379	—	1,379
U.S. treasury obligations	4,000	—	—	4,000
Total securities owned — trading	12,087	1,379	—	13,466
Other assets	75,540	5,058	—	80,598
Total assets at fair value	$110,219	$6,437	$—	$116,656
Liabilities
Securities sold, but not yet purchased:
Mutual funds	$13	$—	$—	$13
Equity securities	279	—	—	279
Debt securities	—	10	—	10
Certificates of deposit	—	—	—	—
Total securities sold, but not yet purchased	292	10	—	302
Accounts payable and accrued liabilities	—	—	527	527
Total liabilities at fair value	$292	$10	$527	$829
The Company determines the fair value for its contingent consideration obligation using an income approach whereby the Company assesses the expected future performance of the acquired assets. The contingent payment is estimated using a discounted cash flow of the expected payment amount to calculate the fair value as of the valuation date. The Company's management evaluates the underlying projections and other related factors used in determining fair value each period and makes updates when there have been significant changes in management's expectations.
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
The amortized cost, gross unrealized loss, and fair value of securities held-to-maturity were as follows (in thousands):

	December 31,
	2015	2014
Amortized cost	$9,847	$8,594
Gross unrealized loss	(26)	(14)
Fair value	$9,821	$8,580

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At December 31, 2015, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$4,999	$4,348	$500	$9,847
U.S. government notes — at fair value	$4,997	$4,327	$497	$9,821

6.	Receivables from Product Sponsors, Broker-Dealers, and Clearing Organizations and Payables to Broker-Dealers and Clearing Organizations
Receivables from product sponsors, broker-dealers, and clearing organizations and payables to broker-dealers and clearing organizations were as follows (in thousands):

	December 31,
	2015	2014
Receivables:
Commissions receivable from product sponsors and others	$115,413	$122,207
Receivable from clearing organizations	35,991	38,873
Receivable from broker-dealers	4,719	10,814
Securities failed-to-deliver	5,101	5,576
Total receivables	$161,224	$177,470
Payables:
Payable to clearing organizations	$17,046	$19,580
Payable to broker-dealers	27,455	20,208
Securities failed-to-receive	3,531	5,639
Total payables	$48,032	$45,427
7.    Fixed Assets
The components of fixed assets were as follows (in thousands):

	December 31,
	2015	2014
Internally developed software	$273,900	$259,335
Leasehold improvements	101,333	95,846
Computers and software	116,696	95,406
Real estate development	59,940	—
Furniture and equipment	47,699	47,658
Land	4,731	4,743
Total fixed assets	604,299	502,988
Accumulated depreciation and amortization	(328,880)	(288,834)
Fixed assets, net	$275,419	$214,154
Depreciation and amortization expense was $73.4 million, $58.0 million, and $44.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.
The $59.9 million of real estate development assets in the table above relate to the development project in Fort Mill, South Carolina, where the off-setting balance is presented in leasehold financing obligations on the consolidated statements of financial condition.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Goodwill and Other Intangible Assets
A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2013	$1,361,361
Goodwill acquired	4,477
Balance at December 31, 2014	$1,365,838
Goodwill acquired	—
Balance at December 31, 2015	$1,365,838
In 2014, the Company purchased certain intangible assets of a third party, which included $4.5 million in goodwill and $5.1 million in other intangible assets.
The components of intangible assets were as follows at December 31, 2015 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	10.0	$440,533	$(220,214)	$220,319
Product sponsor relationships	10.1	234,086	(113,530)	120,556
Client relationships	8.6	19,133	(8,556)	10,577
Trade names	6.3	1,200	(440)	760
Total definite-lived intangible assets		$694,952	$(342,740)	$352,212
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$392,031
The components of intangible assets were as follows at December 31, 2014 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	10.9	$440,533	$(195,835)	$244,698
Product sponsor relationships	11.1	234,086	(101,377)	132,709
Client relationships	9.4	20,220	(7,622)	12,598
Trade names	7.3	1,200	(320)	880
Total definite-lived intangible assets		$696,039	$(305,154)	$390,885
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$430,704

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Total amortization expense of intangible assets was $38.2 million, $38.9 million, and $39.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. Future amortization expense is estimated as follows (in thousands):

2016	$38,035
2017	37,218
2018	34,786
2019	34,750
2020	34,358
Thereafter	173,065
Total	$352,212
9.    Derivative Financial Instruments
In May 2013, the Company entered into a long-term contractual obligation (the “Agreement”) with a third-party provider to enhance the quality, speed, and cost of processes by outsourcing certain functions. The Agreement enables the third-party provider to use the services of its affiliates in India to provide services to the Company and provides for the Company to settle the cost of its contractual obligation to the third-party provider in U.S. dollars each month. However, the Agreement provides that on each annual anniversary date of the signing of the Agreement, the price for services (denominated in U.S. dollars) is to be adjusted for the then-current exchange rate between the U.S. dollar (“USD”) and the Indian rupee (“INR”). The Agreement provides that, once an annual adjustment is calculated, there are no further modifications to the amounts paid by the Company to the third-party provider for fluctuations in the exchange rate between the USD and the INR until the reset on the next anniversary date of the signing of the Agreement.
The third-party provider bore the risk of currency movement from the date of signing the Agreement until the reset on the first anniversary of its signing, and bears such risk during each period until the next annual reset date. The Company bears the risk of currency movement at each of the annual reset dates following the first anniversary.
To mitigate foreign currency risk arising from these annual anniversary events, the Company entered into four non-deliverable foreign currency contracts, all of which have been designated as cash flow hedges. The first cash flow hedge, with a notional amount of 560.4 million INR, or $8.5 million, settled in June 2014. The Company received a settlement of $1.0 million that was reclassified out of accumulated other comprehensive income and recognized in net income ratably over a 12-month period ended May 31, 2015 to match the timing of the underlying hedged item. The second cash flow hedge, with a notional amount of 560.4 million INR, or $8.1 million, settled in June 2015. The Company received a settlement of $0.7 million, which will be reclassified out of accumulated other comprehensive income and recognized in net income ratably over a 12-month period ending May 31, 2016 to match the timing of the underlying hedged item.
The details related to the non-deliverable foreign currency contracts at December 31, 2015 are as follows:

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

	December 31,
	2015	2014
Cash flow hedges	$741	$1,179

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.    Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities were as follows (in thousands):

	December 31,
	2015	2014
Advisor deferred compensation plan liability	$98,828	$73,447
Accrued compensation	61,468	66,816
Deferred rent	45,003	48,629
Accounts payable	19,883	4,699
Other accrued liabilities	107,310	95,835
Total accounts payable and accrued liabilities	$332,492	$289,426
11.    Debt
Senior Secured Credit Facilities — On November 20, 2015, LPLFH and LPLH entered into a third amendment, extension, and incremental assumption agreement (the "Third Amendment") for purposes of raising capital, increasing the leverage allowable under the credit agreement and extending the maturity of a portion of the existing Term Loan B.
The Third Amendment amends the Company's credit agreement, originally dated as of March 29, 2012, as amended by the first amendment and incremental assumption agreement dated as of May 13, 2013, the second amendment, extension, and incremental assumption agreement dated as of October 1, 2014, and the consent to amendment dated as of November 21, 2014 (as amended by the Third Amendment, the "Credit Agreement"). Pursuant to the Third Amendment, certain lenders issued a new class of incremental term loans (the "New Term Loan B") in aggregate principal amount of $700.0 million, with a maturity date of November 20, 2022 and certain lenders extended the maturity date of a portion of the outstanding term loan B (the "Extended Term Loan B") from March 29, 2019 to March 29, 2021. In connection with the execution of the Third Amendment, the Company incurred $20.3 million in debt issuance costs, which will be amortized over the life of the New and Extended Term Loan B and is presented in the consolidated statement of financial condition as net against the total debt.
The Borrower’s outstanding borrowings were as follows (dollars in thousands):

		December 31,
		2015			2014
Senior Secured Credit Facilities	Maturity	Principal	Interest Rate		Principal	Interest Rate
Revolving Credit Facility	9/30/2019	$—	—		$110,000	4.75%
Senior secured term loans:
Term Loan A	9/30/2019	459,375	2.74%	(1)	459,375	2.67%
Existing Term Loan B	3/29/2019	424,676	3.25%	(2)	1,064,883	3.25%
Extended Term Loan B	3/29/2021	630,986	4.25%	(3)	—	—
New Term Loan B	11/20/2022	700,000	4.75%	(4)	—	—
Total borrowings		2,215,037			1,634,258
Less: Unamortized Debt Issuance Cost		26,797			9,063
Long-term borrowings — net of unamortized debt issuance cost		$2,188,240			$1,625,195
_____________________

(1)	The variable interest rate per annum is either (a) 150 bps over the base rate or (b) 250 bps over the LIBOR rate (subject to a leverage based grid)

(2)	The variable interest rate per annum is either (a) 150 bps over the base rate or (b) 250 bps over the LIBOR rate (subject to a LIBOR floor of 75 bps)

(3)	The variable interest rate per annum is either (a) 250 bps over the base rate or (b) 350 bps over the LIBOR rate (subject to a LIBOR floor of 75 bps)

(4)	The variable interest rate per annum is either (a) 300 bps over the base rate or (b) 400 bps over the LIBOR rate (subject to a LIBOR floor of 75 bps)

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of December 31, 2015, the Borrower had $18.0 million of irrevocable letters of credit, with an applicable interest rate margin of 2.50%, which were supported by the credit facility.
The Credit Agreement subjects the Company, the Borrower, and its restricted subsidiaries to certain financial and non-financial covenants. As of December 31, 2015, the Company, the Borrower, and its restricted subsidiaries were in compliance with such covenants.
Bank Loans Payable — The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200.0 million limit and allows for both collateralized and uncollateralized borrowings. During the year ended December 31, 2015, the Company drew $55.0 million on one of the lines of credit, which was outstanding for one day at an interest rate of 1.50%. The lines were not otherwise utilized in 2015 and were not utilized in 2014. There were no balances outstanding at December 31, 2015 or 2014.
The minimum calendar year payments and maturities of the senior secured borrowings as of December 31, 2015 are as follows (in thousands):

2016	$17,677
2017	26,290
2018	52,130
2019	841,193
2020	13,310
Thereafter	1,264,437
Total	$2,215,037
12.    Income Taxes
The Company’s provision for income taxes was as follows (in thousands):

	December 31,
	2015	2014	2013
Current provision:
Federal	$123,633	$120,995	$119,327
State	20,291	19,759	19,062
Total current provision	143,924	140,754	138,389
Deferred benefit:
Federal	(24,972)	(20,800)	(25,586)
State	(5,181)	(3,300)	(3,357)
Total deferred benefit	(30,153)	(24,100)	(28,943)
Provision for income taxes	$113,771	$116,654	$109,446
A reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rates is set forth below:

	Years Ended December 31,
	2015	2014	2013
Federal statutory income tax rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.6	3.6	3.5
Non-deductible expenses	0.7	0.7	0.4
Share-based compensation	—	(0.1)	(0.1)
Business energy tax credit	—	—	(0.5)
Goodwill derecognition	—	—	1.2
Contingent consideration obligations	—	(0.1)	(1.5)
Other	1.0	0.5	(0.4)
Effective income tax rates	40.3%	39.6%	37.6%

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The increase in the Company's effective tax rate and income tax expense in 2015 compared to 2014 was primarily due to change in estimates in unrecognized tax positions.
The increase in the Company's effective tax rate and income tax expense for 2014 compared to 2013 was primary due to a release of the valuation allowance, larger than usual incentive stock option disqualifying dispositions, and utilization of a business energy tax credit in 2013.
The components of the net deferred income taxes included in the consolidated statements of financial condition were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Accrued liabilities	$66,750	$55,731
Share-based compensation	26,774	24,537
State taxes	8,387	8,500
Deferred rent	4,755	4,768
Provision for bad debts	5,316	4,192
Net operating losses	404	999
Captive Insurance	1,590	—
Other	11,867	4,339
Total deferred tax assets	125,843	103,066
Deferred tax liabilities:
Amortization of intangible assets	(128,646)	(136,140)
Depreciation of fixed assets	(33,125)	(32,509)
Other	(375)	(598)
Total deferred tax liabilities	(162,146)	(169,247)
Deferred income taxes, net	$(36,303)	$(66,181)
The following table reflects a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, including interest and penalties (in thousands):

	December 31,
	2015	2014	2013
Balance — Beginning of year	$20,987	$19,522	$19,867
Increases for tax positions related to the current year	4,404	4,656	3,972
Reductions as a result of a lapse of the applicable statute of limitations	(644)	(3,191)	(4,317)
Balance — End of year	$24,747	$20,987	$19,522
At December 31, 2015 and 2014, the gross unrecognized tax benefits included $17.6 million and $15.0 million (net of the federal benefit on state issues), respectively, that represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes within the consolidated statements of financial condition. At December 31, 2015 and 2014, the liability for unrecognized tax benefits included accrued interest of $3.0 million and $2.3 million, respectively, and penalties of $4.3 million and $3.7 million, respectively.
The Company and its subsidiaries file income tax returns in the federal jurisdiction, as well as most state jurisdictions, and are subject to routine examinations by the respective taxing authorities. The Company has concluded all federal income tax matters for years through 2011 and all state income tax matters for years through 2006.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The tax years of 2012 to 2015 remain open to examination in the federal jurisdiction. The tax years of 2007 to 2015 remain open to examination in the state jurisdictions. In the next 12 months, it is reasonably possible that the Company expects a reduction in unrecognized tax benefits of $2.1 million primarily related to the statute of limitations expiration in various state jurisdictions.
13.    Commitments and Contingencies
Leases
The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $25.6 million, $30.1 million, and $19.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Service and Development Contracts
The Company is party to certain long-term contracts for systems and services that enable back office trade processing and clearing for its product and service offerings.
The Company also has contractual obligations related to the development of a real estate project in Fort Mill, South Carolina for office space. Under development and agency contracts the Company expects to pay a pro rata share equal to 27.5% of the design and construction costs. The remaining amounts will be paid by the landlord. The Company’s share of these costs is expected to be approximately $74.7 million, incurred through 2017. Additionally, the Company has entered into lease agreements for the office space once developed. These leases have an initial lease term of 20 years that commence once the development is complete and the Company takes occupancy of the buildings.
Future minimum payments under leases, lease commitments, service, development, and agency contracts, and other contractual obligations with initial terms greater than one year were as follows at December 31, 2015 (in thousands):

2016	$111,347
2017	58,387
2018	57,132
2019	38,649
2020	33,493
Thereafter	335,792
Total(1)	$634,800
_____________________

(1)	Future minimum payments have not been reduced by minimum sublease rental income of $4.0 million due in the future under noncancellable subleases.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded commitments at December 31, 2015.
Legal & Regulatory Matters
The Company is subject to extensive regulation and supervision by U.S. federal and state agencies and various self-regulatory organizations. The Company and its advisors periodically engage with such agencies and organizations, in the context of examinations or otherwise, to respond to inquiries, informational requests, and investigations. From time to time, such engagements result in regulatory complaints or other matters, the resolution of which can include fines and other remediation. Assessing the probability of a loss occurring and the amount of any loss related to a legal proceeding or regulatory matter is inherently difficult. While the Company exercises significant and complex judgments to make certain estimates presented in its consolidated financial statements, there are particular uncertainties and complexities involved when assessing the potential outcomes of legal proceedings and regulatory matters. The Company's assessment process considers a variety of factors and assumptions, which may include the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts; potential opportunities for settlement and the status of any settlement discussions; as well as the potential for insurance coverage and indemnification, if available. The Company monitors these factors and assumptions for new developments and re-assesses the likelihood that a loss will occur and the estimated range or amount of loss, if those amounts can be reasonably determined. The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated, except as otherwise covered by third-party insurance or self-insurance through the Captive Insurance subsidiary, as discussed below.
Third-Party Insurance
The Company maintains insurance coverage for certain potential legal proceedings, including those involving client claims. With respect to client claims, the estimated losses on many of the pending matters are less than the applicable deductibles of the insurance policies.
Self-Insurance
The Company has self-insurance for certain potential liabilities through a wholly-owned captive insurance subsidiary that began operating in 2015. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends. As of December 31, 2015, these self-insurance liabilities are included in accounts payable and accrued liabilities in the consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the consolidated statements of income for the year ended December 31, 2015.
Other Commitments
As of December 31, 2015, the Company had received collateral, primarily in connection with client margin loans, with a market value of approximately $334.5 million, which it can repledge, loan, or sell. Of these securities, approximately $31.9 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of December 31, 2015 there were no restrictions that materially limited the Company's ability to repledge, loan, or sell the remaining $302.6 million of client collateral.
Trading securities on the consolidated statements of financial condition includes $4.3 million and $4.0 million pledged to clearing organizations at December 31, 2015 and 2014, respectively.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company is involved in a build-to-suit lease arrangement in Fort Mill, South Carolina, under which it serves as the construction agent on behalf of the landlord. Under such arrangement, the Company has obligations to fund cost over-runs in its capacity as the construction agent, and accordingly has determined that under lease accounting standards it bears substantially all of the risks and rewards of ownership as measured under GAAP. The Company is therefore required to report the landlord's costs of construction on its consolidated statements of financial condition as a fixed asset during the construction period as if the Company owned such asset. As of December 31, 2015, the Company has recorded $59.9 million in fixed assets in connection with this arrangement and an equal and off-setting leasehold financing obligation on the consolidated statements of financial condition.
14.    Stockholders' Equity
Dividends
The payment, timing and amount of any dividends are subject to approval by the Board of Directors as well as certain limits under the Company's credit facilities. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2015		2014
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$24.2	$0.24	$24.1
Second quarter	$0.25	$24.1	$0.24	$24.0
Third quarter	$0.25	$23.8	$0.24	$24.0
Fourth quarter	$0.25	$23.8	$0.24	$23.5
Share Repurchases
The Board of Directors approves share repurchase programs pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the consolidated statements of financial condition. Purchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company's management within the constraints of the Credit Agreement and general liquidity needs.
On October 25, 2015 the Board of Directors authorized an increase to the share repurchase program of up to $500.0 million shares of common stock. On November 24, 2015, the Company entered into an accelerated share repurchase agreement (ASR Agreement) with Goldman, Sachs and Co. to acquire $250.0 million of shares of common stock. On December 10, 2015, the Company entered into an early settlement agreement with Goldman Sachs and Co to settle and terminate the transaction. On December 15, 2015, Goldman delivered 5,622,628 shares of common stock. Of the delivered shares, 4,319,537 shares were from TPG Partners IV, L.P. ("TPG"), a related party, pursuant to a stock purchase agreement directly negotiated between Goldman and TPG. During the year ended December 31, 2015 the Company purchased a total of 8,947,680 shares of its common stock at a weighted-average price of $43.68. As of December 31, 2015 there is $250.0 million remaining in the share repurchase program.
15.    Share-Based Compensation
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
There are 20,055,945 shares authorized for grant under the 2010 Plan after amendment and restatement of the plan in May 2015. There were 5,003,283 shares reserved for issuance upon exercise or conversion of outstanding awards granted, and 12,993,267 shares remaining available for future issuance, under the 2010 plan as of December 31, 2015.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of stock options granted to its employees and officers stock options that have been granted during the year ended December 31, 2015:

	Years Ended December 31,
	2015	2014	2013
Expected life (in years)	5.30	6.02	6.25
Expected stock price volatility	25.78%	44.25%	45.03%
Expected dividend yield	2.30%	1.77%	1.72%
Risk-free interest rate	1.58%	2.17%	1.39%
Fair value of options	$8.81	$20.51	$12.05
The fair value of stock options and warrants awarded to advisors and financial institutions are estimated on the date of grant and revalued at each reporting period using the Black-Scholes valuation model with the following weighted-average assumptions used during the year ended December 31, 2015:

	Years Ended December 31,
	2015	2014	2013
Expected life (in years)	5.25	6.82	6.24
Expected stock price volatility	25.91%	25.87%	40.99%
Expected dividend yield	2.35%	2.24%	1.89%
Risk-free interest rate	1.84%	1.96%	2.04%
Fair value of options	$12.12	$15.12	$25.92

The following table summarizes the Company’s stock option and warrant activity at December 31, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2014	6,287,410	$31.59
Granted	1,168,508	$45.44
Exercised	(1,119,137)	$27.67
Forfeited	(620,293)	$39.78
Outstanding — December 31, 2015	5,716,488	$34.31	6.13	$47,704
Exercisable — December 31, 2015	3,459,118	$29.78	4.90	$44,507
Exercisable and expected to vest — December 31, 2015	5,615,265	$34.14	6.09	$47,799

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes information about outstanding stock options and warrants as of December 31, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$18.04 - $23.02	941,445	3.47	$21.36	941,445	$21.36
$23.41 - $30.00	1,246,423	4.94	$28.25	980,611	$28.16
$31.60 - $32.33	1,056,895	6.68	$31.88	555,362	$31.91
$34.01 - $39.60	904,970	5.20	$34.60	792,094	$34.54
$42.60 - $54.81	1,566,755	8.88	$48.36	189,606	$53.92
	5,716,488	6.13	$34.31	3,459,118	$29.78
The Company recognized share-based compensation for stock options awarded to employees, and directors based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized share-based compensation related to the vesting of these awards of $14.5 million, $14.7 million, and $12.7 million during the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, total unrecognized compensation cost related to non-vested stock options granted to employees, officers, and directors was $10.5 million, which is expected to be recognized over a weighted-average period of 1.61 years.
The Company recognizes share-based compensation for stock options and warrants awarded to its advisors and to financial institutions based on the fair value of the awards at each reporting period. The Company recognized share based compensation of $3.4 million, $5.3 million, and $9.2 million during the years ended December 31, 2015, 2014, and 2013, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory expense on the condensed consolidated statement of income. As of December 31, 2015, total unrecognized compensation cost related to non-vested stock options and warrants granted to advisors and financial institutions was $3.5 million, which is expected to be recognized over a weighted-average period of 1.60 years.
Restricted Stock
The following summarizes the Company’s activity in its restricted stock awards and restricted stock units for the year ended December 31, 2015:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested — December 31, 2014	33,634	$42.78	546,725	$43.34
Granted	34,734	$41.25	382,866	$41.74
Vested	(26,892)	$38.93	(183,929)	$39.63
Forfeited	—	$—	(108,961)	$44.12
Nonvested — December 31, 2015	41,476	$43.99	636,701	$43.32
Expected to vest — December 31, 2015	41,046	$44.02	585,248	$43.43
The Company recognizes share-based compensation for restricted stock awards and restricted stock units granted to its employees, officers, and directors based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized $8.3 million, $6.1 million, and $2.5 million of share-based compensation related to the vesting of restricted stock awards and restricted stock units awarded to its employees, officers, and directors during the years ended December 31, 2015, 2014, and 2013, respectively, which is included in compensation and benefits expense on the condensed consolidated statements of income. As of December 31, 2015, total unrecognized compensation cost for the restricted stock units granted to

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

employees, officers, and directors was $11.3 million, which is expected to be recognized over a weighted-average remaining period of 1.90 years.
The Company began granting restricted stock units to its advisors and to financial institutions in the second quarter of 2014. The Company recognizes share-based compensation for restricted stock units granted to its advisors and to financial institutions based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $2.5 million and $1.0 million related to the vesting of these awards during the years ended December 31, 2015 and December 31, 2014, respectively, which is classified within commission and advisory expense on the condensed consolidated statement of income. As of December 31, 2015, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $5.9 million, which is expected to be recognized over a weighted-average remaining period of 2.01 years.
16.    Earnings per Share
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

	Years Ended December 31,
	2015	2014	2013
Net income	$168,784	$178,043	$181,857

Basic weighted-average number of shares outstanding	95,273	99,847	104,698
Dilutive common share equivalents	1,513	1,804	1,305
Diluted weighted-average number of shares outstanding	96,786	101,651	106,003

Basic earnings per share	$1.77	$1.78	$1.74
Diluted earnings per share	$1.74	$1.75	$1.72
The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the years ended December 31, 2015, 2014, and 2013, stock options, warrants, and restricted stock units representing common share equivalents of 2,223,886 shares, 864,488 shares, and 3,440,171 shares, respectively, were anti-dilutive.
17.    Employee and Advisor Benefit Plans
The Company participates in a 401(k) defined contribution plan sponsored by LPL Financial. All employees meeting minimum age and length of service requirements are eligible to participate. The Company has an employer matching program whereby employer contributions are made to the 401(k) plan, and employees are eligible for matching contributions after completing one year of service. For 2015, employer contributions were made in an amount equal to 65% of the first 8% of an employee's designated deferral of their eligible compensation. For 2014 and 2013, contributions were made in an amount equal to 65% and 50%, of the first 8% and 10% of an employee's designated deferral of their eligible compensation respectively. The Company’s total cost related to the 401(k) plan was $9.9 million, $8.7 million, and $6.3 million for the years ended December 31, 2015, 2014, and 2013, respectively, which is classified as compensation and benefits expense in the consolidated statements of income.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In January 2008, the Company adopted a non-qualified deferred compensation plan for the purpose of attracting and retaining advisors who operate, for tax purposes, as independent contractors, by providing an opportunity for participating advisors to defer receipt of a portion of their gross commissions generated primarily from commissions earned on the sale of various products. The deferred compensation plan has been fully funded to date by participant contributions. Plan assets are invested in mutual funds, which are held by the Company in a Rabbi Trust. The liability for benefits accrued under the non-qualified deferred compensation plan totaled $98.8 million at December 31, 2015, which is included in accounts payable and accrued liabilities in the consolidated statements of financial condition. The cash values of the related trust assets was $98.5 million at December 31, 2015, which is measured at fair value and included in other assets in the consolidated statements of financial condition.
Certain employees and advisors of the Company’s subsidiaries participated in non-qualified deferred compensation plans (the “Plans”) that permitted participants to defer portions of their compensation and earn interest on the deferred amounts. The Plans have been closed to new participants and no contributions have been made since the acquisition date. Plan assets are held by the Company in a Rabbi Trust and accounted for in the manner described above. As of December 31, 2015, the Company has recorded assets of $2.1 million and liabilities of $0.9 million, which are included in other assets and accounts payable and accrued liabilities, respectively, in the consolidated statements of financial condition.
18.    Related Party Transactions
The Company has related party transactions with certain portfolio companies of TPG Capital, a 9.8% shareholder of the Company's common stock, and LPL Financial Foundation. During the years ended December 31, 2015, 2014, and 2013 the Company recognized revenue for services provided to these TPG Capital portfolio companies of $0.6 million, $1.0 million, and $0.5 million, respectively. The Company incurred expenses for the services provided by certain of the TPG portfolio companies and LPL Foundation of $6.8 million, $4.2 million, and $0.6 million, during the years ended December 31, 2015, 2014 and 2013 respectively. As of December 31, 2015 and 2014, payables to related parties were less than $0.2 million and less than $0.5 million, respectively, and receivables from related parties were $0.0 and less than $0.2 million, respectively.
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
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and, as of December 31, 2015, had net capital of $104.0 million with a minimum net capital requirement of $6.6 million.
The Company's subsidiary, PTC, operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have substantial monetary and non-monetary impacts to PTC's operations.
As of December 31, 2015 and 2014, LPL Financial and PTC met all capital adequacy requirements to which they were subject.

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
21.    Selected Quarterly Financial Data (Unaudited)

	2015
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$1,109,302	$1,090,661	$1,054,745	$1,020,346
Net income	$50,678	$50,242	$41,052	$26,812
Basic earnings per share	$0.52	$0.52	$0.43	$0.29
Diluted earnings per share	$0.52	$0.52	$0.43	$0.28
Dividends declared per share	$0.24	$0.24	$0.24	$0.24

	2014
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$1,087,431	$1,092,729	$1,089,234	$1,104,268
Net income	$53,135	$43,091	$33,272	$48,545
Basic earnings per share	$0.52	$0.43	$0.33	$0.50
Diluted earnings per share	$0.51	$0.42	$0.33	$0.49
Dividends declared per share	$0.24	$0.24	$0.24	$0.24

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

22.    Subsequent Event
On February 23, 2016, the Board of Directors declared a cash dividend of $0.25 per share on the Company's outstanding common stock to be paid on March 14, 2016 to all stockholders of record on March 4, 2016.
During the period January 1, 2016 through February 25, 2016, the Company has purchased 634,651 shares of its common stock at a weighted-average price of $39.41.
******