Form 10-Q
period 2016-03-31
LPL Financial Holdings Inc.
filed 2016-05-04
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of April 29, 2016 was 89,010,829.

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
When we use the terms “LPLFH”, “we”, “us”, “our”, and the “Company”, we mean LPL Financial Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company's future financial and operating results, growth, business strategies, plans, liquidity, future indebtedness, future share repurchases, and future dividends, including statements regarding future resolution of regulatory matters, legal proceedings, and related costs, income projections based on changes in interest rates, and projected savings and anticipated improvements to the Company's operating model, services, and technology as a result of its initiatives and programs, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company's historical performance and its plans, estimates, and expectations as of May 4, 2016. The words “anticipates”, “believes”, “expects”, “may”, “plans”, “predicts,” “will”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of brokerage and advisory assets; fluctuations in levels of net new advisory assets and the related impact on fee revenue; effects of competition in the financial services industry; changes in the number of the Company's financial advisors and institutions, and their ability to market effectively financial products and services; changes in interest rates and fees payable by banks participating in the Company's cash sweep program, including the Company's success in negotiating agreements with current or additional counterparties; changes in the growth and profitability of the Company’s fee-based business; the effect of current, pending, and future legislation, regulation, and regulatory actions, including the U.S. Department of Labor's final rule ("DOL Rule") and disciplinary actions imposed by federal and state securities regulators and self-regulatory organizations; the costs of settling and remediating issues related to pending or future regulatory matters; changes made to the Company’s offerings and services in response to current, pending, and future legislation, regulation, and regulatory actions, including the DOL Rule, and the effect that such changes may have on the Company’s gross profit streams; execution of the Company’s capital management plans, including its compliance with the terms of its existing credit agreement; the price, the availability of shares, and the trading volumes of the Company’s common stock, which will affect the timing and size of future share repurchases by the Company; execution of the Company's plans and its success in realizing the expense savings and service improvements and efficiencies expected to result from its initiatives and programs, particularly its expense plans and technological initiatives; the Company's success in negotiating and developing commercial arrangements with third-party services providers; the performance of third-party service providers on which the Company relies; the Company's ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company's 2015 Annual Report on Form 10-K, as may be amended or updated in the Company's Quarterly Reports on Form 10-Q. Except as required by law, the Company

ii

specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report, even if its estimates change, and you should not rely on statements contained herein as representing the Company's views as of any date subsequent to the date of this quarterly report.

ii

PART I — FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We are a leader in the retail financial advice market, the nation's largest independent broker-dealer (based on total revenues, Financial Planning magazine June 1996-2015), a top custodian for registered investment advisors (“RIAs”), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 14,000 independent financial advisors, including financial advisors at more than 700 financial institutions (our “advisors”) across the country, enabling them to provide their retail investors (“clients”) with objective financial advice through a lower conflict model. We also support approximately 4,200 financial advisors who are affiliated and licensed with insurance companies that use our customized clearing, advisory platforms, and technology solutions.
Through our advisors, we are one of the largest distributors of financial products and services in the United States, and we believe we are one of the top five firms in terms of overall advisor base in the United States.
We believe that objective financial guidance is a fundamental need for everyone. We enable our advisors to focus on what they do best—create the personal, long-term relationships that are the foundation for turning life’s aspirations into financial realities. We do that through a singular focus on providing our advisors with the front-, middle-, and back-office support they need to serve the large and growing market for independent investment advice. We believe that LPL Financial is the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services, and open architecture access to a wide range of non-proprietary products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting, and market-making.
We believe investors achieve better outcomes when working with a financial advisor. LPL makes it easy for advisors to do what is best for their clients, protecting advisors and investors while promoting independence and choice through access to a wide range of diligently evaluated non-proprietary products.
Executive Summary
Financial Highlights
Results for the first quarter of 2016 included net income of $50.4 million or $0.56 per share, which compares to $50.7 million, or $0.52 per share, in the first quarter of 2015. Increased cash sweep revenue, seasonally lower advisor production bonuses, tight expense management, and lower share count all contributed to the earnings per share growth.
Asset Growth Trends
Net new advisory assets were $2.0 billion for the three months ended March 31, 2016, compared to $5.2 billion in the same period in 2015. Uncertainty and volatility in the macro environment impacted market-sensitive asset valuations and offset most of the net new asset flows from the last twelve months, leaving total advisory and brokerage assets served at $478.7 billion as of March 31, 2016, down from the March 31, 2015 balance of $485.4 billion.
As of March 31, 2016, our advisory assets had grown to $189.5 billion from $183.7 billion as of March 31, 2015 and represented 39.6% of total advisory and brokerage assets served. Assets on our platform that serves independent RIAs that conduct their advisory business through separate entities (“Hybrid RIAs”) operating pursuant to the Investment Advisers Act of 1940 or through their respective states' investment advisory licensing rules, rather than through LPL Financial, had grown to $125.3 billion as of March 31, 2016 compared to $104.8 billion as of March 31, 2015, and represented 26.2% of total advisory and brokerage assets served.
Gross Profit Trends
First quarter gross profit, a non-GAAP measure, was $355.7 million, which was roughly flat with the $355.3 million in the comparable period in 2015. First quarter gross profit included an increase in cash sweep revenue from the full quarter impact of the increase in the target range for the federal funds effective rate announced in December 2015 and higher average cash balances, partially offset by decreases in commissions and advisory revenues, net of the correlated reduction in production expense.

Regulatory-related charges
Regulatory-related charges decreased $9.8 million for the three months ended March 31, 2016 compared to the comparable period in 2015, as we experienced a low level of charges and expenses for the first quarter and benefited from a non-recurring recovery on a prior year item. We anticipate that the remaining quarters of 2016 will have a higher level of regulatory-related charges than the first quarter level; however, we expect 2016 regulatory-related charges to be meaningfully lower than 2015 levels.
Capital Management Activity
We returned $47.2 million of capital to shareholders in the first quarter, including $22.2 million of dividends and $25.0 million of share buy backs (representing 634,651 shares).
Our Sources of Revenue
Our revenues are derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust, and reporting platforms. We also generate asset-based revenues through our platform that provides our cash sweep programs and access to over 750 product providers that offer the following product lines:

• Alternative Investments	• Retirement Plan Products
• Annuities	• Separately Managed Accounts
• Exchange Traded Products	• Structured Products
• Insurance Based Products	• Unit Investment Trusts
• Mutual Funds
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

The table below summarizes the sources and drivers of our revenue:

			Three Months Ended March 31, 2016
	Sources of Revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	Total Recurring (millions)	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commission	- Transactions - Brokerage asset levels	$437	43.5%	$222	50.8%
	Advisory	- Advisory asset levels	$319	31.7%	$318	99.7%
Attachment revenue retained by us	Asset-Based - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Client asset levels - Number of accounts	$136	13.5%	$133	97.8%
	Transaction and Fee - Transactions - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Premium technology subscribers	$103	10.3%	$62	60.2%
	Other	- Margin account balances - Alternative investment transactions	$10	1.0%	$6	60.0%
	Total Net Revenue		$1,005	100.0%	$741	73.7%
We regularly review various aspects of our operations and service offerings, including our policies, procedures, and platforms, in response to marketplace developments. We currently expect to implement changes to aspects of our operations and service offerings in order to position our advisors for long-term growth and to align with competitive and regulatory developments.
How We Evaluate Our Business
We focus on several key business and financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key business and financial metrics are as follows:

	March 31,
Business Metrics	2016	2015	% Change
Advisory and brokerage assets served (in billions)(1)	$478.7	$485.4	(1.4)%
Advisory assets under custody (in billions)(1)(2)	$189.5	$183.7	3.2%
Net new advisory assets (in billions)(3)	$2.0	$5.2	(61.5)%
Insured cash account balances (in billions)(1)	$21.6	$17.7	22.0%
Money market account balances (in billions)(1)	$8.8	$6.9	27.5%
Advisors(4)	14,093	14,098	—%

	Three Months Ended March 31,
Financial Metrics	2016	2015
Revenue (decrease) increase	(9.4)%	2.0%
Recurring revenue as a % of net revenue	73.7%	69.2%
Pre-tax income (in thousands)	$84.6	$84.7
Net income (in millions)	$50.4	$50.7
Earnings per share (diluted)	$0.56	$0.52
Non-GAAP Measures:(5)
Gross profit (in millions)(6)	$355.7	$355.3
Gross profit growth from prior period(6)	0.1%	7.4%
Gross profit as a % of net revenue(6)	35.4%	32.0%
_______________________________

(1)
Advisory and brokerage assets are comprised of assets that are custodied, networked, and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Insured cash account and money market account balances are also included in advisory and brokerage assets. Set forth below are other client assets at March 31, 2016 and 2015, including retirement plan assets and certain trust and high-net-worth assets, that are custodied with third-party providers and therefore excluded from advisory and brokerage assets (in billions):

	March 31,
	2016	2015
Retirement plan assets(a)	$84.4	$85.4
Trust assets	$1.0	$2.5
High-net-worth assets	$87.6	$94.3
_____________________________

(a)
Retirement plan assets are held in retirement plans that are supported by advisors licensed with LPL Financial. At March 31, 2016 and 2015, our retirement plan assets represent those assets that are custodied with various third-party providers of retirement plan administrative services who provide reporting feeds. We estimate the total assets in retirement plans supported to be approximately $121 billion at March 31, 2016. If we receive reporting feeds in the future from providers for whom we do not currently receive feeds, we intend to include and identify such additional assets in this metric. Such additional feeds since March 31, 2015, accounted for $3.7 billion of the total retirement plan assets.

(2)
Advisory assets under custody are comprised of advisory assets under management in our corporate RIA platform and Hybrid RIA assets in advisory accounts custodied by us. See “Results of Operations” for a tabular presentation of advisory assets under custody.

(3)
Represents net new assets for the three months ended March 31, 2016 and 2015 consisting of funds from new accounts and additional funds deposited into existing advisory accounts that are custodied in our fee-based advisory platforms.

(4)	Advisors are defined as those independent financial advisors and financial advisors at financial institutions who are licensed to do business with our broker-dealer subsidiary.

(5)
Our management believes that presenting certain non-GAAP measures by excluding or including certain items can be helpful to investors and analysts who may wish to use some or all of this information to analyze our current performance, prospects, and valuation. Our management uses this non-GAAP information internally to evaluate operating performance and in formulating the budget for future periods. Our management believes that the non-GAAP measures and metrics discussed below are appropriate for evaluating the performance of the Company.

(6)
Gross profit is calculated as net revenues less production expenses. Production expenses consist of the following expense categories from our consolidated statements of income: (i) commission and advisory and (ii) brokerage, clearing, and exchange. All other expense categories, including depreciation and amortization of fixed assets and amortization of intangible assets, are considered general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP measures that may not be comparable to those of others in our industry.

Legal & Regulatory Matters
As a regulated entity, we are subject to regulatory oversight and inquiries related to, among other items, our compliance and supervisory systems and procedures and other controls, as well as our disclosures, supervision, and reporting. The ongoing environment of additional regulation, increased regulatory compliance obligations, and enhanced regulatory enforcement has resulted in additional operational and compliance costs, as well as increased costs in the form of fines, restitution, and remediation related to regulatory matters. In the ordinary course of business, we periodically identify or become aware of purported inadequacies, deficiencies, and other issues. It is our policy to evaluate these matters for potential securities law or regulatory violations, and other potential compliance issues. It is also our policy to self-report known violations and issues as required by applicable law and regulation. When deemed probable that matters may result in financial losses, we accrue for those losses based on an estimate of possible fines, customer restitution, and losses related to the repurchase of sold securities and other losses, as applicable. Certain regulatory and other legal claims and losses may be covered through our wholly-owned captive insurance subsidiary, which is chartered with the insurance commissioner in the state of Tennessee.

Our ability to estimate such costs may vary based on the current stage of evaluation and status of discussion with regulators, as applicable.
Our accruals, including those established through the captive insurance subsidiary, at March 31, 2016 include estimated costs for significant regulatory matters, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable. One of the matters relates to sales of certain securities over several years, and our accrual at March 31, 2016 includes an estimate for the loss we expect to incur in resolving this matter, including if we were to repurchase certain affected securities at their original sales prices.
The outcome of regulatory matters could result in legal liability, regulatory fines, or monetary penalties in excess of our accruals and insurance, which could have a material adverse effect on our business, results of operations, cash flows, or financial condition. For more information on management’s loss contingency policies, see Note 8. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements.
In April 2016, the U.S. Department of Labor issued a final rule (the “DOL Rule”): “Definition of the Term “Fiduciary”; Conflict of Interest Rule-Retirement Investment Advice.” The DOL Rule broadens the circumstances under which we may be considered a “fiduciary” with respect to certain accounts that are subject to the Employee Retirement Income Security Act, and the prohibited transaction rules under section 4975 of the Internal Revenue Code, including many employer-sponsored retirement plans and individual retirement accounts. The DOL Rule will likely affect the products and services we provide to these types of accounts and the compensation that we and our advisors receive in connection with such products and services, as well as our regulatory compliance and other costs and those our advisors. In addition, the DOL Rule creates increased risk of private arbitration and litigation, including potential class action litigation, based on violations of the DOL Rule. We were continuing to analyze the potential effects of the DOL Rule on our business, including implications for both our revenues and expenses, and the broader financial services industry as the date of this quarterly report.
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
See Note 5. Derivative Financial Instruments, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our derivative financial instruments.
Acquisitions, Integrations, and Divestitures
From time to time we undertake acquisitions or divestitures outside the ordinary course of business based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. There have been no material acquisitions, integrations, or divestitures during the three months ended March 31, 2016. See our 2015 Annual Report on Form 10-K for 2015 activity.
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of financial markets, particularly in the United States. In the U.S., economic data continue to point to fairly steady, but still below-trend, economic growth.
Financial markets saw a marked rise in volatility and market-based indicators of financial stress over the first six weeks of 2016, weighing heavily on investor sentiment. Falling oil prices, which bottomed in mid-February, led to concerns about the possibility of contagion to the financial system, contributing to widening credit spreads and falling equity prices. A sharp reversal in oil prices, reassuring policy comments from the Federal Reserve (“Fed”), and modest improvements in economic data have helped equity markets rebound and measures of financial stress move toward historical norms for an economic expansion. While fund flow data and investor sentiment surveys indicate continued caution among retail investors, the S&P 500 price index ended the quarter at 2,060, less than 1% above where it started the quarter at 2,044. In Treasury markets, several factors have worked together to keep rates low, including low rates abroad, well-contained inflation, a slower prospective rate hike path from the Fed, and a tempered appetite for risk. Market-based measures of inflation have bounced off of lows, but remain near the bottom of their post-recession range. Although credit spreads have narrowed and equities have rebounded, the move into riskier assets has not been accompanied by a substantial rise in Treasury yields to date.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. In particular, low short-term rates can weigh on the profitability of our cash sweep program, due to the fee compression needed to keep our rates competitive. Low interest rates and the prospect of rising rates over the long term can also have an impact on demand for fixed and variable annuity products. At the March Federal Open Market Committee ("FOMC") meeting the Fed cut its forecast for U.S. economic growth and inflation and, as a result, market expectations for rate hikes in 2016 decreased from four in December 2015 to two. The FOMC cited global economic weakness and tighter financial conditions as the justification for maintaining a slower, but still data dependent, rate hike path, while still presenting a generally positive picture of the U.S. economy.

Results of Operations
The following table and discussion below presents an analysis of our results of operations for the three months ended March 31, 2016 and 2015. Where appropriate, we have identified specific events and changes that affect comparability or identification or monitoring of trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended March 31,
	2016	2015	% Change
Revenues	(In thousands)
Commission	$436,727	$523,399	(16.6)%
Advisory	319,432	342,112	(6.6)%
Asset-based	136,251	120,632	12.9%
Transaction and fee	102,690	101,695	1.0%
Interest income, net of interest expense	5,330	4,578	16.4%
Other	4,875	16,886	(71.1)%
Total net revenues	1,005,305	1,109,302	(9.4)%
Expenses
Production	649,600	753,988	(13.8)%
Compensation and benefits	114,055	112,280	1.6%
General and administrative	104,673	114,354	(8.5)%
Depreciation and amortization	18,962	16,429	15.4%
Amortization of intangible assets	9,525	9,637	(1.2)%
Restructuring charges	—	3,924	(100.0)%
Total operating expenses	896,815	1,010,612	(11.3)%
Non-operating interest expense	23,890	14,015	70.5%
Income before provision for income taxes	84,600	84,675	(0.1)%
Provision for income taxes	34,208	33,997	0.6%
Net income	$50,392	$50,678	(0.6)%

Revenues
Commission Revenues
We generate two types of commission revenues: sales-based commissions and trailing commissions. Sales-based commission revenues, which occur whenever clients trade securities or purchase various types of investment products, primarily represent gross commissions earned by our advisors. The levels of sales-based commission revenues can vary from period to period based on the overall economic environment, number of trading days in the reporting period, and investment activity of our advisors' clients. Trailing commission revenues are recurring in nature and are earned based on the market value of investment holdings in trail eligible assets. We earn trailing commission revenues (a commission that is paid over time, such as 12(b)-1 fees) primarily on mutual funds and variable annuities held by clients of our advisors.
The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Variable annuities	$171,686	$192,351	$(20,665)	(10.7)%
Mutual funds	133,733	151,153	(17,420)	(11.5)%
Alternative investments	7,803	58,692	(50,889)	(86.7)%
Fixed annuities	52,066	35,107	16,959	48.3%
Equities	20,619	27,334	(6,715)	(24.6)%
Fixed income	20,667	23,988	(3,321)	(13.8)%
Insurance	18,234	21,689	(3,455)	(15.9)%
Group annuities	11,757	12,992	(1,235)	(9.5)%
Other	162	93	69	74.2%
Total commission revenue	$436,727	$523,399	$(86,672)	(16.6)%
The following table sets forth our commission revenue, by sales-based and trailing commission revenue (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Sales-based	$214,814	$283,467	$(68,653)	(24.2)%
Trailing	221,913	239,932	(18,019)	(7.5)%
Total commission revenue	$436,727	$523,399	$(86,672)	(16.6)%
The decrease in commission revenue for the three months ended March 31, 2016 compared with the same period in 2015 was primarily due to a decrease in sales-based activity for alternative investments, variable annuities, and mutual funds. Alternative investment sales commissions were challenged by a mature real estate market. Significant market volatility and investor uncertainty in the low interest rate environment led to a decline in demand for variable annuities and mutual funds.
Trailing revenues are recurring in nature and the decrease in revenue for the period reflects a decrease in the market value of the underlying assets.
The significant market volatility and investor uncertainty in the low interest rate environment in the current quarter shifted investors' focus from portfolio growth to income streams with minimal risk to principal. This led to the increase in sales of fixed annuities, which pay guaranteed rates of interest and can appeal to investors wary of market volatility.
Advisory Revenues
Advisory revenues primarily represent fees charged on our corporate RIA platform provided through LPL Financial LLC (“LPL Financial”) to clients of our advisors based on the value of their advisory assets. Advisory fees are billed to clients on either a calendar quarter or non-calendar quarter basis, depending on their choice, at the beginning of that period, and are recognized as revenue ratably during the quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. The majority of our accounts are billed in advance using values as of the last business day of each calendar quarter. Advisory revenues collected on our corporate RIA platform are proposed by the advisor and agreed to by the client and average 1.1% of the underlying assets, and can range anywhere from 0.5% to 3.0%.
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
The following table summarizes all activity in advisory assets under our custody (in billions):

	Three Months Ended March 31,
	2016	2015
Balance - Beginning of period	$187.2	$175.8
Net new advisory assets	2.0	5.2
Market impact	0.3	2.7
Balance - End of period	$189.5	$183.7
Net new advisory assets for the three months ended March 31, 2016 and 2015 had a limited impact on advisory fee revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory fee revenue and have resulted from recruiting of new advisors to our Hybrid RIA platform and the continued shift by our existing advisors from brokerage towards more advisory business. With advisory fees for the period calculated based on the ending market value of the immediately preceding period, revenues for any particular quarter are primarily driven by each of the prior quarter's month-end advisory assets under management. The decrease in advisory revenue for the three months ended March 31, 2016 compared with the same period in 2015 is due to a shift of advisors to our Hybrid RIA platform that more than offset the net new advisory assets.
Assets on our Hybrid RIA platform have been growing rapidly through the recruiting of new advisors and the transition of existing advisors onto that platform. This continued shift of advisors to our Hybrid RIA platform has caused the growth in advisory revenue to appear to lag behind the rate of growth of advisory assets under custody, as we earn the administrative and other fees discussed above as opposed to advisory fees.
The following table summarizes the composition of total advisory assets under our custody as of March 31, 2016 and 2015 (in billions):

	March 31,
	2016	2015	$ Change	% Change
Advisory assets under management(1)	$119.7	$127.0	$(7.3)	(5.7)%
Hybrid RIA assets in advisory accounts custodied by LPL Financial	69.8	56.7	13.1	23.1%
Total advisory assets under custody	$189.5	$183.7	$5.8	3.2%
_______________________________

(1)	Consists of advisory assets under management on our corporate advisory platform.

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
Asset-based revenues for the three months ended March 31, 2016 increased to $136.3 million, or 12.9% from $120.6 million for the three months ended March 31, 2015. The increase is due primarily to increased revenues from our cash sweep programs. Cash sweep revenue increased to $43.4 million for the three months ended March 31, 2016 from $21.5 million for the three months ended March 31, 2015 due to the full quarter impact of the increase in the target range for the federal funds effective rate and an increase in average assets in our cash sweep programs as investors increased the balances of their assets held in cash in response to the volatility in the financial markets. As of March 31, 2016, our cash sweep assets had grown to $30.4 billion from $24.6 billion as of March 31, 2015, with average cash sweep assets of $30.6 billion and $25.3 billion during the three months ended March 31, 2016 and 2015, respectively. The increase in cash sweep revenue was partially offset by a 6.3% decrease in other asset-based revenues, due in part to lower average billable assets.
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
Transaction and fee revenues increased for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to higher transaction volumes in trades in advisory accounts that generate transaction-based revenue.
Interest Income, net of Interest Expense
We earn interest income, net from client margin accounts and cash equivalents. Period over period variances correspond to changes in the average balances of assets in margin accounts and cash equivalents.
Other Revenues
Other revenues primarily include marketing allowances received from certain financial product manufacturers, primarily those who offer alternative investments, such as non-traded real estate investment trusts and business development companies, mark-to-market gains and losses on assets held by us for the advisor non-qualified deferred compensation plan and our model research portfolios, and other miscellaneous revenues.
Other revenues decreased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to decreases in alternative investment marketing allowances of $9.5 million associated with a 78.1% decline in related sales. The remainder of the decrease was primarily the result of a change to a $0.1 million gain for the three ended months March 31, 2016 compared to a $1.8 million gain in the same period in 2015 in realized and unrealized gains/losses on approximately $113.2 million of assets held in our advisor non-qualified deferred compensation plan. The primary driver of the decrease was due to market performance on the underlying investment allocations chosen by advisors in the plan.

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
The decrease in production expenses for the three months ended March 31, 2016 compared to the same period in 2015 correlates with the changes in our commission and advisory revenues during the same period.
The decline in our total payout ratio, a non-GAAP measure, was primarily driven by the ongoing shift of advisors to our Hybrid RIA platform, a decrease in our production bonuses correlating to lower sales in the quarter, and lower advisor stock-based compensation following declines in the Company’s stock price.
Our production payout ratio is calculated as production expenses, excluding brokerage, clearing, and exchange fees, divided by GDC. We calculate GDC as the sum of our Commission and Advisory revenues, as set forth on our condensed consolidated statement of operations. The following table shows the components of our production payout and total payout ratios, each which is a non-GAAP measure:

	Three Months Ended March 31,		Change
	2016	2015
Base payout rate(1)	82.51%	83.45%	(94 bps)
Production based bonuses	1.70%	1.80%	(10 bps)
GDC sensitive payout	84.21%	85.25%	(104 bps)
Non-GDC sensitive payout(2)	(0.10)%	0.39%	(49 bps)
Total Payout Ratio	84.11%	85.64%	(153 bps)
_______________________________

(1)
Our production payout ratio is calculated as production expenses (which consists of the following expense categories from our condensed consolidated statements of income: (i) commission and advisory and (ii) brokerage, clearing, and exchange), excluding brokerage, clearing, and exchange fees, divided by GDC (see description above).

(2)
Production Non-GDC Sensitive Payout includes share-based compensation expense from equity awards granted to advisors and financial institutions and mark-to-market gains or losses on amounts designated by advisors as deferred.

Compensation and Benefits Expense
Compensation and benefits expense includes salaries and wages and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

	Three Months Ended March 31,
	2016	2015	Change
Average Number of Employees	3,410	3,357	1.6%
The increase in compensation and benefits expense for the three months ended March 31, 2016 compared with the same period in 2015 was primarily driven by increased group health costs and an increase in the average number of employees, partially offset by lower bonus-related expenses.

General and Administrative Expenses
General and administrative expenses include promotional, occupancy and equipment, professional services, communications and data processing, and other expenses. Promotional expenses include costs related to our hosting of certain advisor conferences that serve as training, sales, and marketing events, as well as business development costs related to recruiting, such as transition assistance and amortization related to forgivable loans issued to advisors. Included in other expenses are the estimated costs of the investigation, settlement and resolution of regulatory matters, licensing fees, insurance, broker-dealer regulator fees, and other miscellaneous expenses.
The following table details the General and Administrative expenses included in our consolidated statements of income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Promotional	$35,684	$35,692	$(8)	—%
Occupancy and equipment	21,837	20,882	955	4.6%
Professional services	17,155	14,044	3,111	22.2%
Communications and data processing	10,497	11,614	(1,117)	(9.6)%
Other	19,500	32,122	(12,622)	(39.3)%
Total General and Administrative Expenses	$104,673	$114,354	$(9,681)	(8.5)%
The decrease in general and administrative expenses for the three months ended March 31, 2016 compared with the same period in 2015 was primarily driven by lower costs of the investigation, settlement, and resolution of regulatory matters, which are included in other expenses, partially offset by an increase in professional services, including non-capitalized costs related to service and technology enhancements.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
The increase in depreciation and amortization for the three months ended March 31, 2016 compared with the same period in 2015 was due to increases in internally developed and purchased software.
Amortization of Intangible assets
Amortization of intangible assets is consistent over prior periods and represents the benefits received for using long-lived assets, which consist of intangible assets established through our acquisitions.
Restructuring Charges
The restructuring charges for the three months ended March 31, 2015 primarily represent expenses incurred as a result of our Service Value Commitment initiative. These charges relate primarily to consulting fees paid to support our technology transformation as well as employee severance obligations and other related costs and non-cash charges for impairment. This initiative was completed in 2015 at a total cost of $64.9 million. Also included in the 2015 restructuring charges are expenses incurred as part of the restructuring of our subsidiary, Fortigent Holdings Company, Inc. (together with its subsidiaries, "Fortigent"). This restructuring was completed in 2015 at a total cost of $7.2 million.
Non-Operating Interest Expense
Non-operating interest expense results from our senior secured credit facilities. Period over period variances correspond to changes in the level of outstanding indebtedness relating to these facilities.
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
Our effective tax rate was 40.4% and 40.1% for the three months ended March 31, 2016 and 2015, respectively.
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
A summary of changes in our cash flow is provided as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash flows provided by (used in):
Operating activities	$118,965	$129,735
Investing activities	(16,664)	(14,617)
Financing activities	(51,462)	(42,756)
Net increase in cash and cash equivalents	50,839	72,362
Cash and cash equivalents — beginning of period	724,529	412,332
Cash and cash equivalents — end of period	$775,368	$484,694
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
The change in cash flows provided by operating activities for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to increases in cash segregated under federal and other regulations, receivables from product sponsors and decreases in payables to broker-dealers and accounts payable and accrued liabilities relating to payroll and legal accrual, partially offset by decreases in client receivables and increases in payables to clients.
Changes in cash flows used in investing activities for the three months ended March 31, 2016 as compared to the same period in 2015 were due primarily to increases in capital expenditures related to the construction of the Company's new campus in Fort Mill, South Carolina and the increase in capital expenditure for technology to support growth, partially offset by increases in proceeds from the sale of held-to-maturity securities and the release of restricted cash.
Changes in the cash flows used in financing activities for the three months ended March 31, 2016 compared to the same period in 2015 were due to a decrease in proceeds from our revolving credit facility, an increase in repayment of senior secured term loans and a decrease in proceeds from stock option exercises, partially offset by a decrease in repurchases of our common stock under our repurchase programs approved by our board of directors (the "Board of Directors" or "Board").
We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, which include three uncommitted lines of credit available and the revolving credit facility established through our senior secured credit agreement, will be adequate to satisfy our working capital needs, the payment of all of our obligations, and the funding of anticipated capital expenditures for the foreseeable future. In addition, we have certain capital adequacy requirements related to our registered broker-dealer subsidiary and bank trust subsidiary and have met all such requirements and expect to continue to do so for the foreseeable future. We regularly evaluate our existing indebtedness, including refinancing thereof, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms, and general market conditions. See the Risks Related to our Debt section within Part I, “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K for more information about the risks associated with our debt obligations and their potential effect on our liquidity.
Share Repurchases
The Board of Directors has approved several share repurchase programs pursuant to which we may repurchase issued and outstanding shares of our common stock. Purchases may be effected in open market or privately negotiated transactions, including transactions with our affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion within the constraints of our senior secured credit agreement and general operating needs. See Note 9. Stockholders' Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our share repurchases.
Dividends
The payment, timing, and amount of any dividends are subject to approval by our Board as well as certain limits under our credit facilities. See Note 9. Stockholders' Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our dividends.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain for regulatory capital and reserves based on the requirements of our regulators and clearing organizations, which also consider client balances and trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When an advisor's client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan, or sell securities that collateralize those margin accounts. As of March 31, 2016, we had approximately $219.9 million of client margin loans, collateralized with securities having a fair value of approximately $307.9 million that we can re-pledge, loan, or sell. Of these securities, approximately $32.7 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of March 31, 2016 there were no restrictions that materially limited our ability to re-pledge, loan, or sell the remaining $275.2 million of client collateral.
Our other working capital needs are primarily related to advisor loans and timing associated with receivables and payables, which we have satisfied in the past from internally generated cash flows.
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
Our registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At March 31, 2016, LPL Financial's excess net capital was $104.8 million.
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
Debt and Related Covenants
We are party to a debt agreement with our wholly-owned subsidiary, LPL Holdings, Inc., and other parties thereto (the "Credit Agreement"). See Note 7. Debt, within the notes to the unaudited condensed consolidated financial statements for further detail.
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
Our Credit Agreement prohibits us from paying dividends and distributions or repurchasing our capital stock except for limited purposes. In addition, our financial covenant requirements include a total leverage ratio test and an interest coverage ratio test. Under our total leverage ratio test, we covenant not to allow the ratio of our consolidated total debt (as defined) to an adjusted EBITDA reflecting financial covenants in our Credit Agreement to exceed certain prescribed levels set forth in the Credit Agreement. Under our interest coverage ratio test, we covenant not to allow the ratio of our Credit Agreement EBITDA to our consolidated interest expense (as defined in the Credit Agreement) to be less than certain prescribed levels set forth in the Credit Agreement. Each of our financial ratios is measured at the end of each fiscal quarter.
As of March 31, 2016 we were in compliance with all of our covenant requirements. Our covenant requirements and actual ratios were as follows:

Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	5.0	3.7
Interest Coverage (Minimum)	3.0	11.9

Credit Agreement EBITDA, a non-GAAP measure, is defined in the Company’s Credit Agreement as EBITDA (net income plus interest expense, income tax expense, depreciation, and amortization), further adjusted to exclude certain non-cash charges and other adjustments. We present Credit Agreement EBITDA because we believe that it can be a useful financial metric in understanding our debt capacity and covenant compliance. Credit Agreement EBITDA is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of profitability or liquidity. In addition, our Credit Agreement-defined EBITDA measure can differ significantly from adjusted EBITDA calculated by other companies, depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, and capital investments.
Set forth below is a reconciliation from our net income to Credit Agreement EBITDA for the three months ended March 31, 2016 (in thousands):

Net income	$50,392
Non-operating interest expense	23,890
Provision for income taxes	34,208
Depreciation and amortization	18,962
Amortization of intangible assets	9,525
EBITDA	136,977
Credit Agreement Adjustments:
Employee share-based compensation expense(1)	6,428
Advisor share-based compensation expense(2)	(1,408)
Other(3)	1,824
Credit Agreement EBITDA	$143,821
_______________________________

(1)
Represents share-based compensation for equity awards granted to employees, officers, and directors. Such awards are measured based on the grant-date fair value and recognized over the requisite service period of the individual awards, which generally equals the vesting period.

(2)	Represents share-based compensation for stock options and warrants awarded to its advisors and to financial institutions based on the fair value of the awards at each reporting period.

(3)
Represents other items that are adjustable in accordance with our Credit Agreement to arrive at Credit Agreement EBITDA including employee severance costs, employee signing costs, and employee retention or completion bonuses.

Off-Balance Sheet Arrangements
We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include firm commitments to extend credit. For information on these arrangements, see Note 8. Commitments and Contingencies and Note 15. Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk, within the notes to the unaudited condensed consolidated financial statements.

Contractual Obligations
We are involved in a build-to-suit lease arrangement in Fort Mill, South Carolina, under which we serve as the construction agent on behalf of the landlord. Under such arrangement, we have obligations to fund cost over-runs in our capacity as the construction agent, and accordingly have determined that under lease accounting standards we bear substantially all of the risks and rewards of ownership as measured under GAAP. We are therefore required to report the landlord's costs of construction on our balance sheet as a fixed asset during the construction period as if we owned such asset. As of March 31, 2016, we have recorded $74.8 million in fixed assets in connection with this arrangement and an equal and off-setting leasehold financing obligation on the unaudited condensed consolidated statement of financial condition. See Note 2. Summary of Significant Accounting Policies within the notes to the unaudited condensed consolidated financial statements for further detail as well as Risks Related to Our Business Generally section within Part I, "Item 1A. Risk Factors" in our 2015 Annual Report on Form 10-K for more information about the risks associated with this real estate development project.
In the three months ended March 31, 2016 there have been no material changes in our contractual obligations, other than in the ordinary course of business or as noted above, from those disclosed in our 2015 Annual Report on Form 10-K. See Note 7. Debt and Note 8. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K, for further detail on operating lease obligations and obligations under noncancelable service contracts.
Fair Value of Financial Instruments
We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures. See Note 3. Fair Value Measurements, within the notes to consolidated financial statements for a detailed discussion regarding our fair value measurements.
Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2015 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.
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
(Dollars in thousands)

Item 1. Financial Statements (unaudited)

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
REVENUES
Commission	$436,727	$523,399
Advisory	319,432	342,112
Asset-based	136,251	120,632
Transaction and fee	102,690	101,695
Interest income, net of interest expense	5,330	4,578
Other	4,875	16,886
Total net revenues	1,005,305	1,109,302
EXPENSES
Commission and advisory	636,011	741,247
Compensation and benefits	114,055	112,280
Promotional	35,684	35,692
Depreciation and amortization	18,962	16,429
Amortization of intangible assets	9,525	9,637
Occupancy and equipment	21,837	20,882
Professional services	17,155	14,044
Brokerage, clearing, and exchange	13,589	12,741
Communications and data processing	10,497	11,614
Restructuring charges	—	3,924
Other	19,500	32,122
Total operating expenses	896,815	1,010,612
Non-operating interest expense	23,890	14,015
INCOME BEFORE PROVISION FOR INCOME TAXES	84,600	84,675
PROVISION FOR INCOME TAXES	34,208	33,997
NET INCOME	$50,392	$50,678
EARNINGS PER SHARE (NOTE 11)
Earnings per share, basic	$0.57	$0.52
Earnings per share, diluted	$0.56	$0.52
Weighted-average shares outstanding, basic	88,964	96,551
Weighted-average shares outstanding, diluted	89,621	98,227
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
NET INCOME	$50,392	$50,678
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax expense of $96 and $287 for the three months ended March 31, 2016 and 2015, respectively	150	452
Reclassification adjustment for realized gain on cash flow hedges included in professional services in the condensed consolidated statements of income, net of tax expense of $63 and $85 for the three months ended March 31, 2016 and 2015, respectively	(100)	(135)
Total other comprehensive income, net of tax	50	317
TOTAL COMPREHENSIVE INCOME	$50,442	$50,995

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except share data)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$775,368	$724,529
Cash and securities segregated under federal and other regulations	686,457	671,339
Restricted cash	30,966	27,839
Receivables from:
Clients, net of allowance of $1,609 at March 31, 2016 and $1,464 at December 31, 2015	294,838	339,089
Product sponsors, broker-dealers, and clearing organizations	168,040	161,224
Advisor loans, net of allowance of $697 at March 31, 2016 and $697 at December 31, 2015	153,701	148,978
Others, net of allowance of $10,600 at March 31, 2016 and $9,856 at December 31, 2015	182,249	180,161
Securities owned:
Trading — at fair value	12,358	11,995
Held-to-maturity — at amortized cost	7,847	9,847
Securities borrowed	7,465	6,001
Fixed assets, net of accumulated depreciation and amortization of $346,871 at March 31, 2016 and $328,880 at December 31, 2015	288,955	275,419
Goodwill	1,365,838	1,365,838
Intangible assets, net of accumulated amortization of $352,263 at March 31, 2016 and $342,740 at December 31, 2015	382,507	392,031
Other assets	215,783	206,771
Total assets	$4,572,372	$4,521,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$182,460	$189,083
Payables to clients	789,543	747,421
Payables to broker-dealers and clearing organizations	38,411	48,032
Accrued commission and advisory expenses payable	117,041	129,512
Accounts payable and accrued liabilities	312,808	332,492
Income taxes payable	35,978	8,680
Unearned revenue	76,726	65,480
Securities sold, but not yet purchased — at fair value	279	268
Senior secured credit facilities, net of unamortized debt issuance cost of $25,575 at March 31, 2016 and $26,797 at December 31, 2015	2,185,043	2,188,240
Leasehold financing obligation	74,761	59,940
Deferred income taxes, net	36,263	36,303
Total liabilities	3,849,313	3,805,451
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 119,691,739 shares issued at March 31, 2016 and 119,572,352 shares issued at December 31, 2015	120	119
Additional paid-in capital	1,422,794	1,418,298
Treasury stock, at cost — 30,682,767 shares at March 31, 2016 and 30,048,027 shares at December 31, 2015	(1,196,978)	(1,172,490)
Accumulated other comprehensive income	603	553
Retained earnings	496,520	469,130
Total stockholders’ equity	723,059	715,610
Total liabilities and stockholders’ equity	$4,572,372	$4,521,061
See notes to unaudited condensed consolidated financial statements.

			Additional Paid-In Capital			Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2014	118,235	$118	$1,355,085	21,090	$(780,661)	$937	$396,121	$971,600
Net income and other comprehensive income, net of tax expense						317	50,678	50,995
Issuance of common stock to settle restricted stock units, net	110			38	(1,752)			(1,752)
Treasury stock purchases				680	(30,014)			(30,014)
Cash dividends on common stock							(24,156)	(24,156)
Stock option exercises and other	146		4,176	(15)	532		12	4,720
Share-based compensation			7,193					7,193
Excess tax benefits from share-based compensation			972					972
BALANCE — March 31, 2015	118,491	$118	$1,367,426	21,793	$(811,895)	$1,254	$422,655	$979,558
BALANCE — December 31, 2015	119,572	$119	$1,418,298	30,048	$(1,172,490)	$553	$469,130	$715,610
Net income and other comprehensive income, net of tax expense						50	50,392	50,442
Issuance of common stock to settle restricted stock units, net	101	1		35	(731)			(730)
Treasury stock purchases				635	(25,013)			(25,013)
Cash dividends on common stock							(22,243)	(22,243)
Stock option exercises and other	19		439	(35)	1,256		(759)	936
Share-based compensation			5,020					5,020
Excess tax benefits from share-based compensation			(963)					(963)
BALANCE — March 31, 2016	119,692	$120	$1,422,794	30,683	$(1,196,978)	$603	$496,520	$723,059
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,392	$50,678
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	18,962	16,429
Amortization of intangible assets	9,525	9,637
Amortization of debt issuance costs	1,442	733
Share-based compensation	5,020	7,193
Excess tax benefits related to share-based compensation	(9)	(1,156)
Provision for bad debts	876	469
Deferred income tax provision	(74)	(1,800)
Loan forgiveness	10,571	8,529
Other	(1,975)	1,206
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	(15,119)	52,580
Deposit of restricted cash related to captive insurance subsidiary	(5,285)	(15,908)
Release of restricted cash related to captive insurance subsidiary	713	—
Receivables from clients	44,107	40,919
Receivables from product sponsors, broker-dealers, and clearing organizations	(6,817)	4,757
Advisor loans	(15,293)	(24,358)
Receivables from others	(2,832)	(11,365)
Securities owned	275	(2,875)
Securities borrowed	(1,464)	(2,858)
Other assets	(11,541)	(3,599)
Drafts payable	(6,623)	(9,887)
Payables to clients	42,122	(22,778)
Payables to broker-dealers and clearing organizations	(9,621)	(769)
Accrued commission and advisory expenses payable	(9,917)	(11,620)
Accounts payable and accrued liabilities	(17,034)	3,475
Income taxes receivable/payable	27,307	26,548
Unearned revenue	11,246	15,780
Securities sold, but not yet purchased	11	(225)
Net cash provided by operating activities	$118,965	$129,735

Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(20,109)	$(13,918)
Purchase of securities classified as held-to-maturity	—	(1,506)
Proceeds from maturity of securities classified as held-to-maturity	2,000	750
Release of restricted cash	1,445	57
Net cash used in investing activities	(16,664)	(14,617)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	120,000
Repayments of revolving credit facility	—	(110,000)
Repayment of senior secured term loans	(4,419)	(2,710)
Tax payments related to settlement of restricted stock units	(731)	(1,752)
Repurchase of common stock	(25,013)	(30,014)
Dividends on common stock	(22,243)	(24,156)
Excess tax benefits related to share-based compensation	9	1,156
Proceeds from stock option exercises and other	935	4,720
Net cash used in financing activities	(51,462)	(42,756)
NET INCREASE IN CASH AND CASH EQUIVALENTS	50,839	72,362
CASH AND CASH EQUIVALENTS — Beginning of period	724,529	412,332
CASH AND CASH EQUIVALENTS — End of period	$775,368	$484,694
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$23,973	$8,175
Income taxes paid	$7,930	$9,449
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$8,813	$6,535
Finance obligation related to real estate project	$14,821	$—
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
LPL Financial, with primary offices in Boston, San Diego, and Charlotte, is a clearing broker-dealer and an investment advisor that principally transacts business as an agent for its advisors and financial institutions on behalf of their clients in a broad array of financial products and services. LPL Financial is licensed to operate in all 50 states, Washington D.C., Puerto Rico, and the U.S. Virgin Islands.
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
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of results of income, comprehensive income, financial position, and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2015, contained in the Company’s Annual Report on Form 10-K as filed with the SEC.
The Company’s significant accounting policies are included in Note 2. Summary of Significant Accounting Policies, in the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2015. There have been no significant changes to these accounting policies during the first three months of 2016.

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
Reportable Segment
Management has determined that the Company operates in one segment, given the similar characteristics between our operations and the common nature of our products and services, production and distribution processes, and regulatory environment.
Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness. The Company carries its held-to-maturity securities and indebtedness at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 3. Fair Value Measurements, for additional detail regarding the Company’s fair value measurements. As of March 31, 2016, the carrying amount and fair value of the Company’s indebtedness was approximately $2,210.6 million and $2,179.0 million, respectively. As of December 31, 2015, the carrying amount and fair value was approximately 2,215.0 million and $2,200.0 million, respectively.
Recently Issued Accounting Pronouncements
In December 2015, the Company early adopted Accounting Standards Update ("ASU") 2015-03, Interest—Imputation of Interest, which simplifies the presentation of debt issuance costs on the balance sheet by presenting debt issuance costs as a direct deduction from the carrying amount of the related debt liability. Debt issuance and amendment costs have been capitalized and are being amortized as additional interest expense over the expected terms of the related debt agreements. Interest costs incurred while obtaining the revolving credit facility are included in other assets and subsequently amortized ratably over the term of the revolving credit facility, regardless of whether there are any outstanding borrowings on the revolving credit facility. The adoption of ASU 2015-03 did not have a material impact on the Company's condensed consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases, which replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The guidance will be effective for the Company on January 1, 2019, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and results of operations.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

determining whether it controls a specified good or service before it is transferred to the customers. The FASB will permit early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact that ASU 2016-08 will have on its consolidated financial statements and results of operations.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which affects entities that issue share-based payment awards to their employees. The ASU is designed to identify areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The guidance will be effective for the Company on January 1, 2017, and early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact that ASU 2016-09 will have on its consolidated financial statements and results of operations.
3.    Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date under current market conditions. Inputs used to measure fair value are prioritized within a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the three months ended March 31, 2016.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At March 31, 2016, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At March 31, 2016, the Company did not adjust prices received from the independent third-party pricing services.

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
Level 3 Recurring Fair Value Measurements
The Company determines the fair value for its contingent consideration obligations using an income approach whereby the Company assesses the expected future performance of the acquired assets. The contingent payment is estimated using a discounted cash flow of the expected payment amount to calculate the fair value as of the valuation date. The Company then discounts these expected payment amounts to calculate the fair value as of the valuation date. The Company's management evaluates the underlying projections and other related factors used in determining fair value each period and makes updates when there have been significant changes in management's expectations.
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$127,228	$—	$—	$127,228
Securities owned — trading:
Money market funds	396	—	—	396
Mutual funds	6,901	—	—	6,901
Equity securities	575	—	—	575
Debt securities	—	176	—	176
U.S. treasury obligations	4,310	—	—	4,310
Total securities owned — trading	12,182	176	—	12,358
Other assets	113,204	2,081	—	115,285
Total assets at fair value	$252,614	$2,257	$—	$254,871
Liabilities
Securities sold, but not yet purchased:
Mutual funds	$30	$—	$—	$30
Equity securities	201	—	—	201
Debt securities	—	48	—	48
Total securities sold, but not yet purchased	231	48	—	279
Accounts payable and accrued liabilities	—	—	527	527
Total liabilities at fair value	$231	$48	$527	$806

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
4.    Held-to-Maturity Securities
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
The amortized cost, gross unrealized gain or loss, and fair value of securities held-to-maturity were as follows (in thousands):

	March 31, 2016	December 31, 2015
Amortized cost	$7,847	$9,847
Gross unrealized gain (loss)	20	(26)
Fair value	$7,867	$9,821
At March 31, 2016, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$3,998	$3,349	$500	$7,847
U.S. government notes — at fair value	$4,000	$3,352	$515	$7,867

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

5.    Derivative Financial Instruments
In May 2013, in conjunction with its Service Value Commitment initiative, the Company entered into a long-term contractual obligation (the “Agreement”) with a third-party provider to enhance the quality, speed, and cost of processes by outsourcing certain functions. The Agreement enables the third-party provider to use the services of its affiliates in India to provide services to the Company and provides for the Company to settle the cost of its contractual obligation to the third-party provider in U.S. dollars each month. However, the Agreement provides that on each annual anniversary date of the signing of the Agreement, the price for services (denominated in U.S. dollars) is to be adjusted for the then-current exchange rate between the U.S. dollar (“USD”) and the Indian rupee (“INR”). The Agreement provides that once an annual adjustment is calculated, there are no further modifications to the amounts paid by the Company to the third-party provider for fluctuations in the exchange rate between the USD and the INR until the reset on the next anniversary date of the signing of the Agreement.
The third-party provider bore the risk of currency movement from the date of signing the Agreement until the reset on the first anniversary of its signing, and bears such risk during each period until the next annual reset date. The Company bears the risk of currency movement at each of the annual reset dates following the first anniversary.
To mitigate foreign currency risk arising from these annual reset events, the Company entered into four non-deliverable foreign currency contracts, all of which have been designated as cash flow hedges. The first cash flow hedge, with a notional amount of 560.4 million INR, or $8.5 million, settled in June 2014. The Company received a settlement of $1.0 million, which was reclassified out of accumulated other comprehensive income and was recognized in net income ratably over the 12-month period ending May 31, 2015 to match the timing of the underlying hedged item. The second cash flow hedge, with a notional amount of 560.4 million INR, or $8.1 million, settled in June 2015. The Company received a settlement of $0.7 million, which will be reclassified out of accumulated other comprehensive income and recognized in net income ratably over a 12-month period ending May 31, 2016 to match the timing of the underlying hedged item.
The details related to the remaining non-deliverable foreign currency contracts at March 31, 2016 are as follows (in millions, except foreign exchange rate):

	Settlement Date	Hedged Notional Amount (INR)	Contractual INR/USD Foreign Exchange Rate	Hedged Notional Amount (USD)
Cash flow hedge #3	6/2/2016	560.4	72.21	7.8
Cash flow hedge #4	6/2/2017	560.4	74.20	7.5
Total hedged amount				$15.3
The fair value of the derivative instruments, which are included in other assets in the unaudited condensed consolidated statements of financial condition, were as follows (in thousands):

	March 31, 2016	December 31, 2015
Cash flow hedges	$1,004	$741
6.    Goodwill and Other Intangible Assets
The balances in goodwill and intangible assets were a result of various acquisitions. See Note 8. Goodwill and Other Intangible Assets, in the Company's audited consolidated financial statements and the related notes for a discussion of the components of goodwill and additional information regarding intangible assets.
7.    Debt
Senior Secured Credit Facilities
In November 2015, LPLFH and LPLH entered into a third amendment, extension, and incremental assumption agreement (the "Credit Agreement") for purposes of raising capital, increasing the leverage allowable under the Credit Agreement, and extending the maturity of a portion of the existing Term Loan B.
The Company’s outstanding borrowings as of the dates below were as follows (dollars in thousands):

		March 31, 2016			December 31, 2015
Senior Secured Credit Facilities	Maturity	Balance	Interest Rate		Balance	Interest Rate
Senior secured term loans:
Term Loan A	9/30/2019	459,375	2.93%	(1)	459,375	2.74%
2019 Term Loan B	3/29/2019	423,584	3.25%	(2)	424,676	3.25%
2021 Term Loan B	3/29/2021	629,409	4.25%	(3)	630,986	4.25%
2022 Term Loan B	11/20/2022	698,250	4.75%	(4)	700,000	4.75%
Total borrowings		2,210,618			2,215,037
Less Unamortized Debt Issuance Cost		25,575			26,797
Long-term borrowings — net of unamortized debt issuance cost		$2,185,043			$2,188,240
_____________________

(1)	The variable interest rate per annum is either (a) 150 bps over the base rate or (b) 250 bps over the LIBOR rate (subject to a leverage based grid)

(2)	The variable interest rate per annum is either (a) 150 bps over the base rate or (b) 250 bps over the LIBOR rate (subject to a LIBOR floor of 75 bps)

(3)	The variable interest rate per annum is either (a) 250 bps over the base rate or (b) 350 bps over the LIBOR rate (subject to a LIBOR floor of 75 bps)

(4)	The variable interest rate per annum is either (a) 300 bps over the base rate or (b) 400 bps over the LIBOR rate (subject to a LIBOR floor of 75 bps)
The Company also has a revolving credit facility with borrowing capacity of $400.0 million maturing on September 30, 2019.
As of March 31, 2016, the Company also had $18.0 million of irrevocable letters of credit, with an applicable interest rate margin of 2.50%, which were supported by the Company's revolving credit facility.
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of March 31, 2016, the Company was in compliance with such covenants.
Bank Loans Payable
The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200 million limit, and allows for both collateralized and uncollateralized borrowings. The lines were not utilized during the three months ended March 31, 2016 or 2015. There were no balances outstanding at March 31, 2016 or December 31, 2015.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

8.    Commitments and Contingencies
Leases
The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $6.2 million and $6.6 million for the three months ended March 31, 2016 and 2015, respectively.
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no such significant unfunded commitments at March 31, 2016.
Legal & Regulatory Matters
The Company is subject to extensive regulation and supervision by U.S. federal and state agencies and various self-regulatory organizations. The Company and its advisors periodically engage with such agencies and organizations, in the context of examinations or otherwise, to respond to inquiries, informational requests, and investigations. From time to time, such engagements result in regulatory complaints or other matters, the resolution of which can include fines and other remediation costs. Assessing the probability of a loss occurring and the amount of any loss related to a legal proceeding or regulatory matter is inherently difficult. While the Company exercises significant and complex judgments to make certain estimates presented in its consolidated financial statements, there are particular uncertainties and complexities involved when assessing the potential outcomes of legal proceedings and regulatory matters. The Company's assessment process considers a variety of factors and assumptions, which may include: the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts; potential opportunities for settlement and the status of any settlement discussions; as well as the potential for insurance coverage and indemnification, if available. The Company monitors these factors and assumptions for new developments and re-assesses the

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

likelihood that a loss will occur and the estimated range or amount of loss, if those amounts can be reasonably determined. The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated, except as otherwise covered by third-party insurance or self-insurance through its captive insurance subsidiary, as discussed below.
A putative class action lawsuit has been filed against the Company and certain of its executive officers in federal district court alleging certain misstatements and omissions related to the Company’s share repurchases and financial performance in late 2015. The Company intends to defend vigorously against the lawsuit.
Third-Party Insurance
The Company maintains third-party insurance coverage for certain potential legal proceedings, including those involving client claims. With respect to client claims, the estimated losses on many of the pending matters are less than the applicable deductibles of the insurance policies.
Self-Insurance Liabilities
The Company has self-insurance for certain potential liabilities, including various errors and omissions liabilities, through a wholly-owned captive insurance subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends. As of March 31, 2016, these self-insurance liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheet. Self-insurance related charges are included in other expenses in the unaudited condensed consolidated statements of income for the three months ended March 31, 2016.
Other Commitments
As of March 31, 2016, the Company had approximately $219.9 million of client margin loans that were collateralized with securities having a fair value of approximately $307.9 million that it can re-pledge, loan, or sell. Of these securities, approximately $32.7 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of March 31, 2016 there were no restrictions that materially limited the Company's ability to re-pledge, loan, or sell the remaining $275.2 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $4.3 million and $4.3 million pledged to clearing organizations at March 31, 2016 and December 31, 2015, respectively.
The Company is involved in a build-to-suit lease arrangement in Fort Mill, South Carolina, under which it serves as the construction agent on behalf of the landlord. Under such arrangement, the Company has obligations to fund cost over-runs in its capacity as the construction agent, and accordingly has determined that under lease accounting standards it bears substantially all of the risks and rewards of ownership as measured under GAAP. The Company is therefore required to report the landlord's costs of construction on its balance sheet as a fixed asset during the construction period as if the Company owned such asset. As of March 31, 2016, the Company has recorded $74.8 million in fixed assets in connection with this arrangement and an equal and off-setting leasehold financing obligation on the unaudited condensed consolidated statement of financial condition.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

9.    Stockholders' Equity
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company's board of directors ("Board of Directors") as well as certain limits under the Company's credit facilities. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows for the periods indicated (in millions, except per share data):

	2016		2015
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$22.2	$0.25	$24.2
Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the unaudited condensed consolidated statements of financial condition. Purchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company's management within the constraints of the Credit Agreement and general liquidity needs.
On October 25, 2015 the Board of Directors authorized an increase to the share repurchase program of up to $500.0 million of shares of common stock. During the three months ended March 31, 2016, the Company purchased a total of 634,651 shares of its common stock at a weighted-average price of $39.41 for a total cost of $25.0 million. As of March 31, 2016 the Company was authorized to purchase up to an additional $225.0 million of shares pursuant to share repurchase programs approved by the Board of Directors.
10.    Share-Based Compensation
Certain employees, advisors, institutions, officers, and directors of the Company participate in various long-term incentive plans, which provide for granting stock options, warrants, restricted stock awards, and restricted stock units. Stock options and warrants outstanding generally vest in equal increments over a three- to five-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards and restricted stock units outstanding generally vest over a one- to four-year period.
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
There were 20,055,945 shares authorized for grant under the 2010 Plan after the amendment and restatement of the plan in May 2015. There were 7,239,782 shares reserved for issuance upon exercise or conversion of outstanding awards granted, and 9,883,553 shares remaining available for future issuance under the 2010 Plan as of March 31, 2016.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee and officer stock options that have been granted during the three months ended March 31, 2016:

Expected life (in years)	5.26
Expected stock price volatility	33.34%
Expected dividend yield	2.84%
Risk-free interest rate	1.16%
Fair value of options	$4.57
The fair value of each stock option or warrant awarded to advisors and financial institutions is estimated on the date of the grant and revalued at each reporting period using the Black-Scholes valuation model with the following weighted-average assumptions used during the three months ended March 31, 2016:

Expected life (in years)	6.15
Expected stock price volatility	33.65%
Expected dividend yield	3.74%
Risk-free interest rate	1.51%
Fair value of options	$4.50
The following table summarizes the Company’s stock option and warrant activity for the three months ended March 31, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2015	5,716,488	$34.31
Granted	2,058,550	$19.85
Exercised	(19,013)	$23.09
Forfeited	(109,384)	$33.25
Outstanding — March 31, 2016	7,646,641	$30.46	6.97	$13,292
Exercisable — March 31, 2016	4,146,007	$32.00	5.20	$3,184
Exercisable and expected to vest — March 31, 2016	7,260,465	$30.79	6.82	$11,733
The following table summarizes information about outstanding stock options and warrants at March 31, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$18.04 - $23.02	2,957,547	$20.32	7.84	915,532	$21.35
$23.41 - $30.00	1,223,910	$28.25	4.70	964,314	$28.16
$31.60 - $32.33	1,038,469	$31.88	6.43	784,716	$31.89
$34.01 - $39.60	886,055	$34.60	4.95	847,158	$34.50
$42.60 - $54.81	1,540,660	$48.34	8.63	634,287	$50.04
	7,646,641	$30.46	6.97	4,146,007	$32.00
The Company recognizes share-based compensation for stock options awarded to employees, officers, and directors based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized share-based compensation related to the vesting of these awards of

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

$4.0 million and $4.1 million during the three months ended March 31, 2016 and 2015, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of March 31, 2016, total unrecognized compensation cost related to non-vested stock options granted to employees, officers, and directors was $14.6 million, which is expected to be recognized over a weighted-average period of 2.04 years.
During 2011 and 2012 the Company granted stock options and warrants to its advisors and financial institutions. Share-based compensation for these awards is based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of ($0.3) million and $0.6 million during the three months ended March 31, 2016 and 2015, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of March 31, 2016, total unrecognized compensation cost related to non-vested stock options and warrants granted to advisors and financial institutions was $0.9 million, which is expected to be recognized over a weighted-average period of 1.42 years.
Restricted Stock
The following summarizes the Company’s activity in its restricted stock awards and restricted stock units for the three months ended March 31, 2016:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested — December 31, 2015	41,476	$43.99	636,701	$43.32
Granted	—	$—	389,168	$18.68
Vested	(5,610)	$53.47	(100,374)	$43.61
Forfeited	—	$—	(14,083)	$36.94
Nonvested — March 31, 2016	35,866	$42.51	911,412	$32.87
Expected to vest — March 31, 2016	35,803	$42.51	811,581	$33.52
The Company grants restricted stock awards to its directors and restricted stock units to its employees and officers. Both restricted stock awards and restricted stock units must vest or are subject to forfeiture; however, restricted stock awards are included in our shares outstanding upon grant and have the same dividend and voting rights as our common stock. Share-based compensation is based on the grant date fair value and recognized over the requisite service period of the award, which generally equals the vesting period. The Company recognized $2.3 million and $2.0 million of share-based compensation related to the vesting of these restricted stock awards and restricted stock units during the three months ended March 31, 2016 and 2015, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of March 31, 2016, total unrecognized compensation cost for restricted stock awards and restricted stock units granted to employees, officers, and directors was $15.2 million, which is expected to be recognized over a weighted-average remaining period of 2.19 years.
The Company grants restricted stock units to its advisors and to financial institutions. Share-based compensation is based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of ($1.1) million and $0.4 million related to the vesting of these restricted stock units during the three months ended March 31, 2016 and 2015, respectively, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of March 31, 2016, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $2.9 million, which is expected to be recognized over a weighted-average remaining period of 1.78 years.
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

	Three Months Ended March 31,
	2016	2015
Net income	$50,392	$50,678

Basic weighted-average number of shares outstanding	88,964	96,551
Dilutive common share equivalents	657	1,676
Diluted weighted-average number of shares outstanding	89,621	98,227

Basic earnings per share	$0.57	$0.52
Diluted earnings per share	$0.56	$0.52
The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the three months ended March 31, 2016 and 2015, stock options, warrants, and restricted stock units representing common share equivalents of 4,885,765 shares and 1,595,614 shares, respectively, were anti-dilutive.
12.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 35.0%, primarily as a result of state taxes, settlement contingencies, and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 40.4% and 40.1% for the three months ended March 31, 2016 and 2015.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
13.    Related Party Transactions
The Company has related party transactions with certain portfolio companies of TPG Capital, a 9.9% shareholder of the Company's common stock and a firm of which two of our directors previously served as a partner. During the three months ended March 31, 2016 and 2015, the Company recognized revenue for services provided to these portfolio companies of TPG Capital of $0 and $0.3 million, respectively. The Company incurred expenses for services provided by certain of the TPG portfolio companies of $0 and $1.2 million during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and 2015, receivables and payables from the TPG Capital portfolio companies were not material.
Additionally, through its subsidiary LPL Financial, the Company provides services and charitable contributions to the LPL Financial Foundation, an organization that provides volunteer and financial support within the Company's local communities. During the three months ended March 31, 2016 and 2015, the Company had no material revenues or expenses recognized for services provided to or received from the LPL Financial Foundation.

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
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $110.7 million with a minimum net capital requirement of $5.9 million as of March 31, 2016.
The Company's subsidiary, PTC, operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to PTC's operations.
As of March 31, 2016 and December 31, 2015, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We have market risk resulting from system incidents and human error, which can require trade corrections for our customers.
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
Changes in the value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices, and the correlation among these factors. We manage our trading inventory by product type. Our activities to facilitate client transactions generally involve mutual fund activities, including dividend reinvestments. The balances are based upon pending client activities, which are monitored by our Service, Trading, and Operations ("STO") department. Because these positions arise from pending client transactions, there are no specific trading or position limits. Positions held to meet clearing deposit requirements consist of U.S. government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlement area within our STO department. Our research department develops model portfolios that are used by advisors in developing client portfolios. We currently maintain approximately 200 accounts based on model portfolios. At the time a portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum for a client. Account minimums vary by product and can range from $5,000 to $250,000 per model. We utilize these positions to track the performance of the research department. The limits on this activity are based at the inception of each new model.
At March 31, 2016, the fair value of our trading securities owned was $12.4 million. Securities sold, but not yet purchased were immaterial at March 31, 2016. The fair value of securities included within other assets was $115.3 million at March 31, 2016. See Note 3. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased, and other assets associated with our client facilitation activities. See Note 4. Held-to-Maturity Securities, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
We do not enter into contracts involving derivatives or other similar financial instruments for proprietary trading purposes.
We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trailing commissions are paid, and assets eligible for sponsor payments.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of March 31, 2016, all of the outstanding debt under our Credit Agreement, $2.2 billion, was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are subject to the same, but off-setting interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at March 31, 2016 (in thousands):

	Outstanding at Variable Interest Rates	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facilities		Points	Points	Points	Points
Term Loan A	$459,375	$459	$1,148	$2,297	$4,594
Term Loan B	1,751,243	—	2,283	6,644	15,367
Variable Rate Debt Outstanding	$2,210,618	$459	$3,431	$8,941	$19,961
See Note 7. Debt, within the notes to the unaudited condensed consolidated financial statements for additional information.

We offer our advisors and their clients two primary cash sweep programs that are interest rate sensitive: our insured cash programs and money market sweep vehicles involving multiple money market fund providers. While clients earn interest for balances on deposit in the insured cash programs, we earn a fee. Our fees from the insured cash programs are based on prevailing interest rates in the current interest rate environment. Changes in interest rates and fees for the insured cash programs are monitored by our Rate Setting Committee (the "RSC"), which governs and approves any changes to our fees. By meeting promptly around the time of FOMC meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured cash programs relative to other products into which clients may move cash assets.
Credit Risk
Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s, or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. Credit risk includes the risk that loans we extend to advisors to facilitate their transition to our platform or to fund their business development activities are not repaid in full or on time. Credit risk also includes the risk that collateral posted with LPL by clients to support margin lending or derivative trading is insufficient to meet client’s contractual obligations to LPL. We bear credit risk on the activities of our advisors’ clients, including the execution, settlement and financing of various transactions on behalf of these clients.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in clients' accounts is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our losses on margin accounts did not exceed $0.1 million during the three months ended March 31, 2016 and 2015. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Operational Risk
Operational risk is defined as the risk of loss resulting from failed or inadequate processes or systems, actions by people, or external events. We operate in diverse markets and are reliant on the ability of our employees and systems, as well as third-party service providers and their systems, to process a large number of transactions effectively. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and in light of increasing reliance on third-party service providers. In the event of a breakdown or improper operation of systems or improper action by employees, advisors or third-party service providers, we could suffer financial loss, data loss, regulatory sanctions, and damage to our reputation. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate. In order to assist in the mitigation and control of operational risk, we have an Operational Risk Management department and framework that enables assessment and reporting on operational risk across the firm. This framework helps ensure policies and procedures are in place and appropriately designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits. Notwithstanding the foregoing, please consult the Risks Related to our Technology section within Part I, “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K for more information about the risks associated with our technology, including risks related to security, and the potential related effects on our operations.

Regulatory and Legal Risk
The regulatory environment in which we operate is discussed in detail within Part I, “Item 1, Business Section” in our 2015 Annual Report on Form 10-K. In recent years, and during the period presented in this Quarterly Report on Form 10-Q, we have observed regulators broaden the scope, frequency, and depth of their examinations to include greater emphasis on the quality and consistency of the industry’s execution of policies and procedures. Please consult the Risks Related to Our Regulatory Environment section within Part I, “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K for more information about the risks associated with operating within our regulatory environment, and the potential related effects on our operations.
Risk Management
We employ an enterprise risk management framework ("ERM") that is intended to address key risks and responsibilities, enable us to execute our business strategy, and protect our Company and its franchise. Our framework is designed to promote clear lines of risk management accountability and a structured escalation process for key risk information and events.
We operate a three lines of defense model whereby the primary ownership for risk and control processes is the responsibility of business and control owners who are the "first line" of defense in effectively managing risks. The first line is responsible for risk process ownership and is comprised of the business units, whose primary responsibility is for day-to-day compliance and risk management, including execution of desktop and supervisory procedures. These business owners and certain control owners implement and execute controls to manage risk, execute risk assessments, identify emerging risks, and comply with risk management policies. The second line of defense is comprised of departments within Governance, Risk and Compliance ("GRC), STO, Business Technology Services ("BTS"), Finance, and Human Capital and this second line of defense provides risk and control assessment and oversight. The third line of defense is independent verification of the effectiveness of internal controls and is conducted by Internal Audit or in third-party reviews.
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
Risk Oversight Committee of LPL Financial
The Audit Committee has mandated that the ROC oversee our risk management activities, including those of our subsidiaries. The Chief Risk Officer of LPL Financial serves as chair, and the Deputy Chief Risk Officer serves as vice chair, of the ROC, which generally meets on a monthly basis with ad hoc meetings as necessary. Each member of the Management Committee of LPL Financial and three additional Managing Directors serve on the ROC. Other members of the Company’s senior management team are also included as ex-officio members, representing the key control areas of the Company. These individuals include, but are not limited to, the Chief Compliance Officer, Brokerage; the Chief Compliance Officer, Advisory; the Chief Information Security Officer; and the Chief Privacy Officer of LPL Financial. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries, and that the ROC thoroughly reviews significant matters relating to risk priorities, policies, control procedures and related exceptions, certain new and complex products and business arrangements, transactions with significant risk elements, and identified emerging risks.

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
Control Groups
The GRC Department provides compliance oversight and guidance, and conducts various risk and other assessments to address regulatory and Company-specific risks and requirements. The GRC Department reports to the Chief Risk Officer, who reviews the results of the Company’s risk management process with the ROC, the Audit Committee, and the Board as necessary. Another key control group is the STO Risk Management team. This team identifies, defines, and remediates risk-related items within STO and acts as the liaison between STO and GRC. We also consider the Internal Audit Department to be a control group.
Business Line Management
Each business line is responsible for managing its risk, and business line management is responsible for keeping senior management, including the members of the ROC, informed of operational risk and escalating risk matters (as defined by the Company’s escalation policies). We have conducted Company-wide escalation training for our employees. Certain business lines, including STO and BTS, have dedicated personnel with responsibilities for monitoring and managing risk-related matters. Business lines are subject to oversight by the control groups, and the Finance, Legal, BTS, and Human Capital Departments also execute certain control functions and report matters to the ROC, Audit Committee, and Board as appropriate.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, there are no matters outstanding that would have a material adverse impact on our operations or financial condition.
A putative class action lawsuit has been filed against the Company and certain of its executive officers in federal district court alleging certain misstatements and omissions related to the Company’s share repurchases and financial performance in late 2015. The Company intends to defend vigorously against the lawsuit.
For a discussion of legal proceedings, see Note 8. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements for disclosure of matters related to regulatory matters.
Item 1A. Risk Factors
There have been no material changes in the information regarding the Company’s risks, as set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2015 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases on a monthly basis during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (millions)
January 1, 2016 through January 31, 2016	634,651	$39.41	634,651	$225
February 1, 2016 through February 29, 2016	—	$—	—	$225
March 1, 2016 through March 31, 2016	—	$—	—	$225
Total	634,651	$39.41	634,651	$225
____________________

(1)
On October 25, 2015 the Board of Directors authorized an increase to the share repurchase program of up to $500.0 million of shares of common stock. The aggregate amount of share repurchases in the three months ended March 31, 2016 totaled $25.0 million. See Note 9. Stockholders' Equity, within the notes to the unaudited condensed consolidated financial statements for additional information.

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

LPL Financial Holdings Inc.
Date:	May 4, 2016	By:	/s/ MARK S. CASADY
Mark S. Casady
Chairman and Chief Executive Officer

Date:	May 4, 2016	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer