Form 10-Q
period 2016-06-30
LPL Financial Holdings Inc.
filed 2016-07-29
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 25, 2016 was 89,071,546.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company's future financial and operating results, outlook, growth, plans, business strategies, liquidity, future indebtedness, future share repurchases, and future dividends, including statements regarding future resolution of regulatory matters, legal proceedings, and related costs, future revenues and expenses, and projected savings and anticipated improvements to the Company's operating model, services, and technology as a result of its initiatives and programs, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company's historical performance and its plans, estimates, and expectations as of July 29, 2016. The words “anticipates”, “believes”, “expects”, “may”, “plans”, “predicts,” “will”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of brokerage and advisory assets; fluctuations in levels of net new advisory assets and the related impact on fee revenue; fluctuations in the number of retail investors served by the Company; effects of competition in the financial services industry and the success of the Company in attracting and retaining financial advisors and institutions; changes in the number of the Company's financial advisors and institutions, and their ability to market effectively financial products and services; changes in interest rates and fees payable by banks participating in the Company's cash sweep program, including the Company's success in negotiating agreements with current or additional counterparties; the Company's strategy in managing cash sweep program fees; changes in the growth and profitability of the Company’s fee-based business; the effect of current, pending, and future legislation, regulation, and regulatory actions, including the U.S. Department of Labor's final rule ("DOL Rule") and disciplinary actions imposed by federal and state securities regulators and self-regulatory organizations; the costs of settling and remediating issues related to pending or future regulatory matters; changes made to the Company’s offerings and services in response to current, pending, and future legislation, regulation, and regulatory actions, including the DOL Rule, and the effect that such changes may have on the Company’s gross profit streams and costs; execution of the Company’s capital management plans, including its compliance with the terms of its existing credit agreement; the price, the availability of shares, and the trading volumes of the Company’s common stock, which will affect the timing and size of future share repurchases by the Company; execution of the Company's plans and its success in realizing the expense savings and service improvements and efficiencies expected to result from its initiatives and programs, particularly its expense plans and technological initiatives; the Company's success in negotiating and developing commercial arrangements with third-party services providers; the performance of third-party service providers to which business processes are transitioned from the Company; the Company's ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; and the other

ii

factors set forth in Part I, “Item 1A. Risk Factors” in the Company's 2015 Annual Report on Form 10-K, as may be amended or updated in the Company's Quarterly Reports on Form 10-Q. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report, even if its estimates change, and you should not rely on statements contained herein as representing the Company's views as of any date subsequent to the date of this quarterly report.

ii

PART I — FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We are a leader in the retail financial advice market, the nation's largest independent broker-dealer (based on total revenues, Financial Planning magazine June 1996-2016), a top custodian for registered investment advisors (“RIAs”), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 14,000 independent financial advisors, including financial advisors at more than 700 financial institutions (our “advisors”) across the country, enabling them to provide their retail investors (“clients”) with objective financial advice through a lower conflict model. We also support approximately 4,200 financial advisors who are affiliated and licensed with insurance companies that use our customized clearing, advisory platforms, and technology solutions.
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
Executive Summary
Financial Highlights
Results for the second quarter of 2016 included net income of $47.8 million or $0.53 per share, which compares to $50.2 million, or $0.52 per share, in the second quarter of 2015. Increased cash sweep revenue, lower advisor production bonuses, disciplined expense management, and lower share count all contributed to the earnings per share growth.
Asset Growth Trends
Net new advisory assets were $2.8 billion for the three months ended June 30, 2016, compared to $4.3 billion in the same period in 2015. Uncertainty and volatility in the macro environment impacted market-sensitive asset valuations and offset most of the net new asset flows from the last twelve months, leaving total brokerage and advisory assets served at $488.0 billion as of June 30, 2016, up from the June 30, 2015 balance of $485.7 billion.
As of June 30, 2016, our advisory assets had grown to $196.1 billion from $186.8 billion as of June 30, 2015 and represented 40.2% of total brokerage and advisory assets served. Assets on our platform that serves independent RIAs that conduct their advisory business through separate entities (“Hybrid RIAs”) operating pursuant to the Investment Advisers Act of 1940 or through their respective states' investment advisory licensing rules, rather than through LPL Financial, had grown to $132.3 billion as of June 30, 2016 compared to $111.6 billion as of June 30, 2015, and represented 27.1% of total brokerage and advisory assets served.
Gross Profit Trends
Second quarter gross profit, a non-GAAP measure, was $344.9 million, which was up from $340.3 million in the comparable period in 2015. Management presents gross profit, which is calculated as net revenues less production expenses, because we believe they can be useful to investors because they show the Company’s core operating performance before indirect costs that are general and administrative in nature. See footnote 6 to the Financial Metrics table within the "How We Evaluate Our Business" section for additional information on gross profit. Second quarter gross profit included an increase in cash sweep revenue from the impact of the increase in the target range for the federal funds effective rate announced in December 2015 and higher average cash balances, partially offset by decreases in commissions and advisory revenues, net of the correlated reduction in production expense.
Regulatory-related charges
Regulatory-related charges decreased $1.2 million for the three months ended June 30, 2016 compared to the comparable period in 2015, as we experienced a lower level of charges and expenses related to known matters for the second quarter. We anticipate that the remaining half of 2016 will have a higher level of regulatory-related charges than the first half of 2016 due to recoveries we received in the first quarter; however, we expect 2016 regulatory-related charges to be meaningfully lower than 2015 levels.
Capital Management Activity
We paid $22.3 million of dividends to shareholders and did not conduct any share repurchases in the three months ended June 30, 2016.
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

The table below summarizes the sources and drivers of our revenue:

			Six Months Ended June 30, 2016
	Sources of Revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	Total Recurring (millions)	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commission	- Transactions - Brokerage asset levels	$882	43.6%	$449	50.9%
	Advisory	- Advisory asset levels	$642	31.7%	$639	99.5%
Attachment revenue retained by us	Asset-Based - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Client asset levels - Number of accounts	$274	13.5%	$268	97.8%
	Transaction and Fee - Transactions - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Premium technology subscribers	$205	10.2%	$125	61.0%
	Other	- Margin account balances - Alternative investment transactions	$21	1.0%	$12	57.1%
	Total Net Revenue		$2,024	100.0%	$1,493	73.8%
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
How We Evaluate Our Business
We focus on several key business and financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key business and financial metrics are as follows:

	June 30,
Business Metrics	2016	2015	% Change
Brokerage and advisory assets served (in billions)(1)	$488.0	$485.7	0.5%
Advisory assets under custody (in billions)(1)(2)	$196.1	$186.8	5.0%
Net new advisory assets (in billions)(3)	$4.8	$9.5	(49.5)%
Insured cash account balances (in billions)(1)	$21.0	$17.5	20.0%
Money market account balances (in billions)(1)	$8.2	$6.8	20.6%
Advisors(4)	14,193	14,130	0.4%

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Metrics	2016	2015	2016	2015
Revenue (decrease) increase	(6.6)%	(0.2)%	(8.0)%	0.9%
Recurring revenue as a % of net revenue	73.8%	71.7%	73.8%	70.4%
Pre-tax income (in millions)	$79.7	$84.1	$164.3	$168.8
Net income (in millions)	$47.8	$50.2	$98.2	$100.9
Earnings per share (diluted)	$0.53	$0.52	$1.10	$1.03
Non-GAAP Measures:(5)
Gross profit (in millions)(6)	$344.9	$340.3	$700.6	$695.6
Gross profit growth from prior period(6)	1.4%	3.5%	0.7%	5.5%
Gross profit as a % of net revenue(6)	33.8%	31.2%	34.6%	31.6%
_______________________________

(1)
Brokerage and advisory assets served are comprised of assets that are custodied, networked, and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Insured cash account and money market account balances are also included in brokerage and advisory assets served. Set forth below are other client assets at June 30, 2016 and 2015, including retirement plan assets and certain trust and high-net-worth assets, that are custodied with third-party providers and therefore excluded from brokerage and advisory assets (in billions):

	June 30,
	2016	2015
Retirement plan assets(a)	$87.2	$86.4
Trust assets	$1.0	$1.1
High-net-worth assets	$88.0	$92.8
_____________________________

(a)
Retirement plan assets are held in retirement plans that are supported by advisors licensed with LPL Financial. At June 30, 2016 and 2015, our retirement plan assets represent those assets that are custodied with various third-party providers of retirement plan administrative services who provide reporting feeds. We estimate the total assets in retirement plans supported to be approximately $124 billion at June 30, 2016. If we receive reporting feeds in the future from providers for whom we do not currently receive feeds, we intend to include and identify such additional assets in this metric. Such additional feeds since June 30, 2015, accounted for $3.9 billion of the total retirement plan assets.

(2)
Advisory assets under custody are comprised of advisory assets under management in our corporate RIA platform and Hybrid RIA assets in advisory accounts custodied by us. See “Results of Operations” for a tabular presentation of advisory assets under custody.

(3)
Represents net new assets for the six months ended June 30, 2016 and 2015 consisting of funds deposited into new advisory accounts and additional funds deposited into existing advisory accounts that are custodied in our fee-based advisory platforms.

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

(6)
Gross profit is calculated as net revenues less production expenses. Production expenses consist of the following expense categories from our unaudited condensed consolidated statements of income: (i) commission and advisory and (ii) brokerage, clearing, and exchange. All other expense categories, including depreciation and amortization of fixed assets and amortization of intangible assets, are considered general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can be useful to investors because they show the Company’s core operating performance before indirect costs that are general and administrative in nature.

Legal & Regulatory Matters
As a regulated entity, we are subject to regulatory oversight and inquiries related to, among other items, our compliance and supervisory systems and procedures and other controls, as well as our disclosures, supervision, and reporting. The ongoing environment of additional regulation, increased regulatory compliance obligations, and enhanced regulatory enforcement has resulted in additional operational and compliance costs, as well as increased costs in the form of fines, restitution, and remediation related to regulatory matters. In the ordinary course of business, we periodically identify or become aware of purported inadequacies, deficiencies, and other issues. It is our policy to evaluate these matters for potential securities law or regulatory violations, and other potential compliance issues. It is also our policy to self-report known violations and issues as required by applicable law and regulation. When deemed probable that matters may result in financial losses, we accrue for those losses based on an estimate of possible fines, customer restitution, and losses related to the repurchase of sold securities and other losses, as applicable. Certain regulatory and other legal claims and losses may be covered through our wholly-

owned captive insurance subsidiary, which is chartered with the insurance commissioner in the state of Tennessee. Our ability to estimate such costs may vary based on the current stage of evaluation and status of discussion with regulators, as applicable.
Our accruals, including those established through the captive insurance subsidiary, at June 30, 2016 include estimated costs for significant regulatory matters, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable. One of the matters relates to sales of certain securities over several years, and our accrual at June 30, 2016 includes an estimate for the loss we expect to incur in resolving this matter, including if we were to repurchase certain affected securities at their original sales prices.
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
In April 2016, the U.S. Department of Labor issued a final rule (the “DOL Rule”): “Definition of the Term “Fiduciary”; Conflict of Interest Rule-Retirement Investment Advice.” The DOL Rule broadens the circumstances under which we may be considered a “fiduciary” with respect to certain accounts that are subject to the Employee Retirement Income Security Act, and the prohibited transaction rules under section 4975 of the Internal Revenue Code, including many employer-sponsored retirement plans and individual retirement accounts. The DOL Rule will likely affect the products and services we provide to these types of accounts and the compensation that we and our advisors receive in connection with such products and services, as well as our regulatory compliance and other costs and those of our advisors. In addition, the DOL Rule creates increased risk of private arbitration and litigation, including potential class action litigation, based on violations of the DOL Rule. We are continuing to analyze the potential effects of the DOL Rule on our business, including implications for both our revenues and expenses, and the broader financial services industry as of the date of this quarterly report.
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
We use derivative financial instruments consisting primarily of non-deliverable foreign currency contracts, all of which have been designated as cash flow hedges. Through these instruments, we believe we have mitigated foreign currency risk arising from a substantial portion of our contract obligation with the third-party provider arising from annual anniversary adjustments. We will continue to assess the effectiveness of our use of cash flow hedges to mitigate risk from foreign currency contracts.
See Note 5. Derivative Financial Instruments, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our derivative financial instruments.
Acquisitions, Integrations, and Divestitures
From time to time we undertake acquisitions or divestitures outside the ordinary course of business based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. There have been no material acquisitions, integrations, or divestitures during the six months ended June 30, 2016. See our 2015 Annual Report on Form 10-K for 2015 activity.

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of financial markets, particularly in the United States. In the U.S., economic data continues to point to fairly steady, but still below-trend, economic growth. According to the most recent estimate by the Bureau of Economic Analysis, real gross domestic product (“GDP”) growth slowed to a 1.1% annualized rate in the first quarter of 2016, putting the overall growth rate over the last four quarters at 2.1%. More recent data point to GDP tracking to above 2% for the second quarter of 2016. A largely healthy labor market, a relatively strong but cautious U.S. consumer, and low interest rates have all been supportive of growth. In addition, stabilizing oil prices have helped manufacturing to rebound modestly, while services sector activity remains steady. Nevertheless, a lack of support from global growth continues to be a concern and increased uncertainty from the surprising outcome of the U.K.’s June 23, 2016 referendum vote in favor of leaving the European Union and the upcoming election in the U.S. may be causing some businesses to delay committing to major projects pending greater clarity. While prospective growth of 2-3% is modest by historical standards, such a growth rate would still be above the Congressional Budget Office’s potential GDP growth rate, and therefore could be enough to continue to slowly tighten the labor market, to push wages higher, and to increase the probability of the Fed raising rates later this year.
Equity markets saw a marked decline in volatility over most of the second quarter compared to a volatile prior quarter, and market-based measures of financial stress were steadily declining heading into June, when uncertainty about the potential outcome of the U.K.’s referendum vote began to appear in some markets. Despite a sharp two-day decline in equity markets following the actual outcome of the vote, stocks rebounded into quarter end, and the S&P 500 finished the quarter with a gain, although the price index still sat below its May 21, 2015 all-time high. Throughout the quarter, however, fund flow data and investor sentiment surveys indicated continued caution among retail investors. Advancing equities have done little to satisfy the market’s appetite for quality bonds and treasury yields at the longer end of the curve continued to push lower through most of the quarter, including a sharp decline following the outcome of the U.K. referendum vote. Several factors have worked together to keep rates low, including low rates abroad, well-contained inflation, a slower prospective rate hike path from the Fed, and a tempered appetite for risk. Market-based measures of inflation have also remained contained. Although credit spreads have narrowed and equities have risen, long-term interest rates have remained extraordinarily low.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. In particular, low short-term rates can weigh on the profitability of our cash sweep program, due to the fee compression needed to keep our rates competitive. Low interest rates and the prospect of rising rates over the long term can also have an impact on demand for fixed and variable annuity products. While the Fed, at its March meeting, had reduced its projection of the number of 0.25% rate hikes that it expected by the end of 2016 from four to two, there continued to be a meaningful difference between the Fed’s and the market’s expectations of the future path of the Fed’s key policy rate, both in 2016 and longer term. The Fed continued to exhibit its resolve to raise rates twice in 2017 at its April meeting and in post-meeting speeches by Fed members, but its plan was delayed by an unusually weak May Employment Situation report from the U.S. Department of Labor and derailed by the outcome of the U.K. referendum, with market-implied expectations of the next rate hike getting pushed back as far as 2018 by the end of the quarter. Although these events may contribute to rates remaining low for longer than previously expected, the Fed continues to emphasize that its policy path will be data dependent and has presented a generally positive picture of the U.S. economy while acknowledging risks from abroad.

Results of Operations
The following table and discussion below presents an analysis of our results of operations for the three and six months ended June 30, 2016 and 2015. Where appropriate, we have identified specific events and changes that affect comparability or identification or monitoring of trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues	(In thousands)
Commission	$445,755	$509,689	(12.5)%	$882,482	$1,033,088	(14.6)%
Advisory	322,955	344,884	(6.4)%	642,387	686,996	(6.5)%
Asset-based	137,797	125,072	10.2%	274,048	245,704	11.5%
Transaction and fee	101,824	97,811	4.1%	204,514	199,506	2.5%
Interest income, net of interest expense	5,238	5,177	1.2%	10,568	9,755	8.3%
Other	5,612	8,028	(30.1)%	10,487	24,914	(57.9)%
Total net revenues	1,019,181	1,090,661	(6.6)%	2,024,486	2,199,963	(8.0)%
Expenses
Production	674,289	750,390	(10.1)%	1,323,889	1,504,378	(12.0)%
Compensation and benefits	105,773	112,337	(5.8)%	219,828	224,617	(2.1)%
General and administrative	107,308	99,457	7.9%	211,981	213,811	(0.9)%
Depreciation and amortization	18,749	17,196	9.0%	37,711	33,625	12.2%
Amortization of intangible assets	9,509	9,536	(0.3)%	19,034	19,173	(0.7)%
Restructuring charges	—	4,492	(100.0)%	—	8,416	(100.0)%
Total operating expenses	915,628	993,408	(7.8)%	1,812,443	2,004,020	(9.6)%
Non-operating interest expense	23,804	13,163	80.8%	47,694	27,178	75.5%
Income before provision for income taxes	79,749	84,090	(5.2)%	164,349	168,765	(2.6)%
Provision for income taxes	31,900	33,848	(5.8)%	66,108	67,845	(2.6)%
Net income	$47,849	$50,242	(4.8)%	$98,241	$100,920	(2.7)%

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
The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Variable annuities	$173,421	$203,380	$(29,959)	(14.7)%
Mutual funds	135,770	158,063	(22,293)	(14.1)%
Alternative investments	9,098	31,987	(22,889)	(71.6)%
Fixed annuities	53,623	36,092	17,531	48.6%
Equities	20,706	23,475	(2,769)	(11.8)%
Fixed income	21,279	24,071	(2,792)	(11.6)%
Insurance	19,980	20,024	(44)	(0.2)%
Group annuities	11,686	12,391	(705)	(5.7)%
Other	192	206	(14)	(6.8)%
Total commission revenue	$445,755	$509,689	$(63,934)	(12.5)%
The following table sets forth our commission revenue, by sales-based and trailing commission revenue (in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Sales-based	$218,266	$262,792	$(44,526)	(16.9)%
Trailing	227,489	246,897	(19,408)	(7.9)%
Total commission revenue	$445,755	$509,689	$(63,934)	(12.5)%
The decrease in commission revenue for the three months ended June 30, 2016 compared with the same period in 2015, was primarily due to a decrease in sales-based activity for variable annuities, alternative investments, and mutual funds. Significant market volatility and investor uncertainty in the low interest rate environment led to a decline in demand for variable annuities and mutual funds. Alternative investment sales commissions were primarily challenged by marketplace uncertainties in response to regulatory changes.
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

The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income (in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Variable annuities	$345,107	$395,732	$(50,625)	(12.8)%
Mutual funds	269,504	309,216	(39,712)	(12.8)%
Alternative investments	16,901	90,680	(73,779)	(81.4)%
Fixed annuities	105,688	71,199	34,489	48.4%
Equities	41,325	50,808	(9,483)	(18.7)%
Fixed income	41,946	48,058	(6,112)	(12.7)%
Insurance	38,214	41,713	(3,499)	(8.4)%
Group annuities	23,443	25,383	(1,940)	(7.6)%
Other	354	299	55	18.4%
Total commission revenue	$882,482	$1,033,088	$(150,606)	(14.6)%
The following table sets forth our commission revenue, by sales-based and trailing commission revenue (in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Sales-based	$433,080	$546,259	$(113,179)	(20.7)%
Trailing	449,402	486,829	(37,427)	(7.7)%
Total commission revenue	$882,482	$1,033,088	$(150,606)	(14.6)%
The decrease in commission revenue for the six months ended June 30, 2016 compared with the same period in 2015, was primarily due to a decrease in sales-based activity for alternative investments, variable annuities, and mutual funds. Alternative investment sales commissions were primarily challenged by marketplace uncertainties in response to regulatory changes. Significant market volatility and investor uncertainty in the low interest rate environment led to a decline in demand for variable annuities and mutual funds.
Trailing revenues are recurring in nature and the decrease in revenue for the period reflects a decrease in the market value of the underlying assets.
The significant market volatility and investor uncertainty in the low interest rate environment during the six months of the year shifted investors' focus from portfolio growth to income streams with minimal risk to principal. This led to the increase in sales of fixed annuities, which pay guaranteed rates of interest and can appeal to investors wary of market volatility.
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
We also support Hybrid RIAs, through our Hybrid RIA platform, which allows advisors to engage us for technology, clearing, and custody services, as well as access to the capabilities of our investment platforms. Most financial advisors associated with Hybrid RIAs carry their brokerage license with LPL Financial and access our fully-integrated brokerage platform under standard terms, although some financial advisors associated with Hybrid RIAs do not carry a brokerage license with us. The assets held under a Hybrid RIA's investment advisory accounts custodied with LPL Financial are included in our brokerage and advisory assets, net new advisory assets, and advisory assets under custody metrics. However, the advisory revenue generated by a Hybrid RIA is earned by the Hybrid RIA, and accordingly is not included in our advisory revenue. We charge separate fees to Hybrid RIAs for technology, clearing, administrative, and custody services. The administrative fees collected on our Hybrid RIA platform vary and can reach a maximum of 0.6% of the underlying assets.
Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.
The following table summarizes all activity in advisory assets under our custody (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance - Beginning of period	$189.5	$183.7	$187.2	$175.8
Net new advisory assets	2.8	4.3	4.8	9.5
Market impact	3.8	(1.2)	4.1	1.5
Balance - End of period	$196.1	$186.8	$196.1	$186.8
Net new advisory assets for the three and six months ended June 30, 2016 and 2015 had a limited impact on advisory fee revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory fee revenue and have resulted primarily from recruiting of new advisors to our Hybrid RIA platform and the continued shift by our existing advisors from brokerage towards more advisory business. With advisory fees for the period calculated based on the ending market value of the immediately preceding period, revenues for any particular quarter are primarily driven by each of the prior quarter's month-end advisory assets under management. The decrease in advisory revenue for the three and six months ended June 30, 2016 compared with the same period in 2015 is due to a shift of advisors to our Hybrid RIA platform that more than offset the net new advisory assets.
Assets on our Hybrid RIA platform have been growing rapidly through the recruiting of new advisors and the transition of existing advisors onto that platform. This continued shift of advisors to our Hybrid RIA platform has caused the growth in advisory revenue to appear to lag behind the rate of growth of advisory assets under custody, as we earn the administrative and other fees discussed above as opposed to earning advisory fees.
The following table summarizes the composition of total advisory assets under our custody as of June 30, 2016 and 2015 (in billions):

	June 30,
	2016	2015	$ Change	% Change
Advisory assets under management(1)	$121.6	$126.3	$(4.7)	(3.7)%
Hybrid RIA assets in advisory accounts custodied by LPL Financial	74.5	60.5	14.0	23.1%
Total advisory assets under custody	$196.1	$186.8	$9.3	5.0%
_______________________________

(1)	Consists of advisory assets under management on our corporate advisory platform.

Asset-Based Revenues
Asset-based revenues are comprised of our sponsorship programs with financial product manufacturers, omnibus processing and networking services, and fees from our cash sweep program. We receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales education and training efforts. Omnibus processing revenues are paid to us by mutual fund product sponsors and are based on the value of custodied assets in advisory accounts and the number of brokerage accounts in which the related mutual fund positions are held. Networking revenues on brokerage assets are correlated to the number of positions we administer and are paid to us by mutual fund and annuity product manufacturers. Pursuant to contractual arrangements, uninvested cash balances in our advisors’ client accounts are swept into either insured cash accounts at various banks or third-party money market funds, for which we receive fees, including administrative and recordkeeping fees based on account type and the invested balances.
Asset-based revenues for the three months ended June 30, 2016 increased to $137.8 million, or 10.2% from $125.1 million for the three months ended June 30, 2015. The increase is due primarily to increased revenues from our cash sweep program. Cash sweep revenue increased to $40.9 million for the three months ended June 30, 2016 from $22.6 million for the three months ended June 30, 2015 due to the impact of the increase in the target range for the federal funds effective rate and an increase in average assets in our cash sweep program as investors increased the balances of their assets held in cash in response to the volatility in the financial markets. As of June 30, 2016, our cash sweep balances had grown to $29.2 billion from $24.3 billion as of June 30, 2015, with average cash sweep balances of $29.3 billion and $24.1 billion during the three months ended June 30, 2016 and 2015, respectively. The increase in cash sweep revenue was partially offset by a 5.4% decrease in other asset-based revenues, due in part to lower average billable assets.
Asset-based revenues for the six months ended June 30, 2016 increased to $274.0 million, or 11.5%, from $245.7 million compared with the same period in 2015. The increase is due primarily to increased revenues from our cash sweep program. Cash sweep revenues increased to $84.3 million for the six months ended June 30, 2016 from $44.1 million for the six months ended June 30, 2015 due to the impact of the increase in the target range for the federal funds effective rate and an increase in average assets in our cash sweep program as investors increased the balances of their assets held in cash in response to the volatility in the financial markets. Our average assets in our cash sweep assets have grown to $30.1 billion from $24.5 billion an increase of 22.9% for the six months ended June 30, 2016 and 2015, respectively. The increase in cash sweep revenue was partially offset by a 5.9% decrease in other asset-based revenues, due in part to lower average billable assets. As a result of contractual repricing, if the federal funds effective rate remains the same, we expect the average yield for our insured cash account program to be lower in the six months ending December 31, 2016 than the six months ended June 30, 2016.
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
Transaction and fee revenues increased for the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to higher transaction volumes in trades in advisory accounts that generate transaction-based revenue.
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
Other revenues decreased for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to decreases in alternative investment marketing allowances of $4.4 million associated with a decline in related sales due to marketplace uncertainties in response to regulatory changes, which were offset by a gain of $1.9 million in realized and unrealized gains/losses on approximately $120.3 million of assets held in our advisor non-qualified deferred compensation plan. The primary driver of this increase was due to market performance on the underlying investment allocations chosen by advisors in the plan.
Other revenues decreased for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to decreases in alternative investment marketing allowances of $13.9 million associated with a decline in related sales due to marketplace uncertainties in response to regulatory changes.
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
The following table details the production expenses included in our unaudited condensed consolidated statements of income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Commission and advisory	$660,680	$736,854	$(76,174)	(10.3)%	$1,296,691	$1,478,101	$(181,410)	(12.3)%
Brokerage, clearing and exchange	13,609	13,536	73	0.5%	27,198	26,277	921	3.5%
Total Production Expenses	$674,289	$750,390	$(76,101)	(10.1)%	$1,323,889	$1,504,378	$(180,489)	(12.0)%
The decrease in production expenses for the three and six months ended June 30, 2016 compared with 2015 correlates with the changes in our commission and advisory revenues during the same periods.
Our production payout ratio is calculated as production expenses, excluding brokerage, clearing, and exchange fees, divided by GDC. We calculate GDC as the sum of our commission and advisory revenues, as set forth on our unaudited condensed consolidated statements of income. The following table shows the components of our production payout and total payout ratios, each of which is a statistical or operating measure:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015		2016	2015
Base payout rate(1)	83.20%	83.43%	(23 bps)	82.86%	83.44%	(58 bps)
Production based bonuses	2.44%	2.56%	(12 bps)	2.07%	2.17%	(10 bps)
GDC sensitive payout	85.64%	85.99%	(35 bps)	84.93%	85.61%	(68 bps)
Non-GDC sensitive payout(2)	0.31%	0.23%	8 bps	0.11%	0.32%	(21 bps)
Total Payout Ratio	85.95%	86.22%	(27 bps)	85.04%	85.93%	(89 bps)
_______________________________

(1)
Our production payout ratio is calculated as production expenses (which consists of the following expense categories from our unaudited condensed consolidated statements of income: (i) commission and advisory and (ii) brokerage, clearing, and exchange), excluding brokerage, clearing, and exchange fees, divided by GDC (see description above).

(2)
Production Non-GDC Sensitive Payout includes share-based compensation expense from equity awards granted to advisors and financial institutions and mark-to-market gains or losses on amounts designated by advisors as deferred.

The decline in our total payout ratio, a statistical or operating measure, for the three months ended June 30, 2016 compared to the same period in 2015 was primarily driven by the ongoing movement of advisors to our Hybrid RIA platform, a decrease in our production bonuses correlating to lower sales in the quarter, and lower advisor stock-based compensation following declines in our stock price.
The decline in our total payout ratio, a statistical or operating measure, for the six months ended June 30, 2016 compared with the same period in 2015 was primarily driven by the ongoing movement of advisors to our Hybrid RIA platform, a decrease in our production bonuses correlating to lower sales during the period, and lower advisor stock-based compensation following declines in our stock price. Production based bonuses are based on qualified levels of commission and advisory revenues produced by advisors during a calendar year. As a result, we expect production based bonuses to be higher in the six months ending December 31, 2016 than the six months ended June 30, 2016.
Compensation and Benefits Expense
Compensation and benefits expense includes salaries and wages and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Average Number of Employees	3,325	3,356	(0.9)%	3,368	3,357	0.3%
The decrease in compensation and benefits expense for the three months ended June 30, 2016 compared with the same period in 2015 was primarily driven by lower bonus-related expenses and an increase in capitalized salary and benefits associated with technology projects.
The decrease in compensation and benefits expense for the six months ended June 30, 2016 compared with the same period in 2015 was primarily driven by lower bonus-related expenses and an increase in capitalized salary and benefits associated with technology projects.
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
The following table details the general and administrative expenses included in our unaudited condensed consolidated statements of income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Promotional	$34,717	$26,684	$8,033	30.1%	$70,401	$62,376	$8,025	12.9%
Occupancy and equipment	21,980	21,315	665	3.1%	43,817	42,197	1,620	3.8%
Professional services	14,984	14,529	455	3.1%	32,139	28,573	3,566	12.5%
Communications and data processing	10,971	11,107	(136)	(1.2)%	21,468	22,721	(1,253)	(5.5)%
Other	24,656	25,822	(1,166)	(4.5)%	44,156	57,944	(13,788)	(23.8)%
Total General and Administrative Expenses	$107,308	$99,457	$7,851	7.9%	$211,981	$213,811	$(1,830)	(0.9)%
The increase in general and administrative expenses for the three months ended June 30, 2016 compared with the same period in 2015 was primarily driven by increases in business development and promotional expenses associated with advisor transition assistance and broker training and education, partially offset by reduced travel expenses and lower costs of the investigation, settlement, and resolution of regulatory matters, which are included in other expenses. We will host our annual national advisor conference in the third quarter of 2016 and expect promotional expenses to be higher in the three months ending September 30, 2016 compared to the three months ended June 30, 2016 as a result.
The decrease in general and administrative expenses for the six months ended June 30, 2016 compared with the same period in 2015 was primarily driven by lower costs of the investigation, settlement, and resolution of regulatory matters, which are included in other expenses, partially offset by an increase in professional services, including non-capitalized costs related to service and technology enhancements and increases in business development and promotional expenses associated with advisor transition assistance and broker training and education.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
The increase in depreciation and amortization of $1.6 million and $4.1 million for the three and six months ended June 30, 2016 compared with the same period in 2015, respectively, was primarily due to increases in internally developed and purchased software.
Amortization of Intangible assets
Amortization of intangible assets is consistent over prior periods and represents the benefits received for using long-lived assets, which consist of intangible assets established through our acquisitions.
Restructuring Charges
The restructuring charges for the three and six months ended June 30, 2015 primarily represent expenses incurred as a result of our Service Value Commitment initiative, which was completed in 2015. These charges relate primarily to consulting fees paid to support our technology transformation as well as employee severance obligations and other related costs and non-cash charges for impairment. Also included in the 2015 restructuring charges are expenses incurred as part of the restructuring of our subsidiary, Fortigent Holdings Company, Inc. (together with its subsidiaries, "Fortigent"), which was completed in 2015.
Non-Operating Interest Expense
Non-operating interest expense results from our senior secured credit facilities. Period over period variances correspond to an increase in interest rate and changes in the level of outstanding indebtedness relating to these facilities.
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
Our effective tax rate was 40.0% and 40.3% for the three months ended June 30, 2016 and 2015, respectively.
Our effective tax rate was 40.2% and 40.2% for the six months ended June 30, 2016 and 2015, respectively.
Liquidity and Capital Resources
Senior management establishes our liquidity and capital policies. These policies include senior management’s review of short- and long-term cash flow forecasts, review of capital expenditures, and daily monitoring of liquidity for our subsidiaries. Decisions on the allocation of capital are based upon, among other things, projected profitability and cash flow, risks of the business, regulatory capital requirements, and future liquidity needs for strategic activities. Our Treasury Department assists in evaluating, monitoring, and controlling the business activities that impact our financial condition, liquidity and capital structure and maintains relationships with various lenders. The objectives of these policies are to support the executive business strategies while ensuring ongoing and sufficient liquidity.

A summary of changes in our cash flow is provided as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash flows provided by (used in):
Operating activities	$154,637	$251,030
Investing activities	(56,118)	(31,273)
Financing activities	(77,282)	(84,769)
Net increase in cash and cash equivalents	21,237	134,988
Cash and cash equivalents — beginning of period	724,529	412,332
Cash and cash equivalents — end of period	$745,766	$547,320
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
The change in cash flows provided by operating activities for the six months ended June 30, 2016 compared to the same period in 2015 was primarily attributable to a decrease in cash provided by cash segregated under federal and other regulations, an increase in cash used in receivables from product sponsors and advisor loans as well as a decrease in cash provided by accounts payable and accrued liabilities, partially offset by increases in cash provided by payables to clients and payables to broker-dealers and clearing organizations.
The change in cash flows used in investing activities for the six months ended June 30, 2016 as compared to the same period in 2015 was primarily attributable to an increase in capital expenditures related to the construction of the Company's new campus in Fort Mill, South Carolina and the increase in capital expenditure for technology to support growth.
The change in the cash flows used in financing activities for the six months ended June 30, 2016 compared to the same period in 2015 was primarily attributable to a decrease in repurchases of our common stock under our repurchase programs approved by our board of directors (the "Board of Directors" or "Board") partially offset by decreases in proceeds from our revolving credit facility, and a decrease in proceeds from stock option exercises.
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
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain for regulatory capital and reserves based on the requirements of our regulators and clearing organizations, which also consider client balances and trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When an advisor's client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan, or sell securities, up to 140% of the client's margin loan balance, that collateralize those margin accounts. As of June 30, 2016, we had approximately $212.9 million of client margin loans, collateralized with securities having a fair value of approximately $298.1 million that we can re-pledge, loan, or sell. Of these securities, approximately $34.5 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of June 30, 2016 there were no restrictions that materially limited our ability to re-pledge, loan, or sell the remaining $263.6 million of client collateral.
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
Our registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At June 30, 2016, LPL Financial's excess net capital was $103.0 million.
LPL Financial's ability to pay dividends greater than 10% of its excess net capital during any 35 day rolling period requires approval from the Financial Industry Regulatory Authority ("FINRA"). In addition, payment of dividends is restricted if LPL Financial's net capital would be less than 5.0% of aggregate customer debit balances.
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
Credit Agreement EBITDA, a non-GAAP measure, is defined in, and calculated by management in accordance with, the Credit Agreement as “Consolidated EBITDA”, which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense, tax expense, depreciation and amortization, and adjusted to exclude certain non-cash charges and other adjustments and gains. We present Credit Agreement EBITDA because we believe that it can be a useful financial metric in understanding our debt capacity and covenant compliance. However, Credit Agreement EBITDA is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of profitability or liquidity. In addition, our Credit Agreement-defined EBITDA measure can differ significantly from adjusted EBITDA calculated by other companies, depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, and capital investments.
Set forth below is a reconciliation from our net income to Credit Agreement EBITDA for the three months ended June 30, 2016 (in thousands):

Net income	$47,849
Non-operating interest expense	23,804
Provision for income taxes	31,900
Depreciation and amortization	18,749
Amortization of intangible assets	9,509
EBITDA	131,811
Credit Agreement Adjustments:
Employee share-based compensation expense(1)	4,721
Advisor share-based compensation expense(2)	376
Other(3)	6,062
Credit Agreement EBITDA	$142,970
_______________________________

(1)
Represents share-based compensation for equity awards granted to employees, officers, and directors. Such awards are measured based on the grant-date fair value and recognized over the requisite service period of the individual awards, which generally equals the vesting period.

(2)	Represents share-based compensation for stock options and warrants awarded to advisors and to financial institutions based on the fair value of the awards at each reporting period.

(3)
Represents other items that are adjustable in accordance with our Credit Agreement to arrive at Credit Agreement EBITDA including employee severance costs, employee signing costs, employee retention or completion bonuses, and other non-recurring costs.

Our Credit Agreement prohibits us from paying dividends and distributions or repurchasing our capital stock except for limited purposes. In addition, our financial covenant requirements include a total leverage ratio test and an interest coverage ratio test. Under our total leverage ratio test, we covenant not to allow the ratio of our consolidated total debt (as defined) to Credit Agreement EBITDA reflecting financial covenants in our Credit Agreement to exceed certain prescribed levels set forth in the Credit Agreement. Under our interest coverage ratio test, we covenant not to allow the ratio of our Credit Agreement EBITDA to our consolidated interest expense (as defined in the Credit Agreement) to be less than certain prescribed levels set forth in the Credit Agreement. Each of our financial ratios is measured at the end of each fiscal quarter.
As of June 30, 2016 we were in compliance with all of our covenant requirements. Our covenant requirements and actual ratios were as follows:

Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	5.0	3.7
Interest Coverage (Minimum)	3.0	6.9
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
Contractual Obligations
We are involved in a build-to-suit lease arrangement in Fort Mill, South Carolina, under which we serve as the construction agent on behalf of the landlord. Under such arrangement, we have obligations to fund cost over-runs in our capacity as the construction agent, and accordingly have determined that under lease accounting standards we bear substantially all of the risks and rewards of ownership as measured under GAAP. We are therefore required to report the landlord's costs of construction on our balance sheet as a fixed asset during the construction period as if we owned such asset. As of June 30, 2016, we have recorded $91.6 million in fixed assets in connection with this arrangement and an equal and off-setting leasehold financing obligation on the unaudited condensed consolidated statement of financial condition. See Note 2. Summary of Significant Accounting Policies within the notes to the unaudited condensed consolidated financial statements for further detail as well as Risks Related to Our Business Generally section within Part I, "Item 1A. Risk Factors" in our 2015 Annual Report on Form 10-K for more information about the risks associated with this real estate development project.
During the six months ended June 30, 2016 there have been no material changes in our contractual obligations, other than in the ordinary course of business or as noted above, from those disclosed in our 2015 Annual Report on Form 10-K. See Note 7. Debt and Note 8. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K, for further detail on operating lease obligations and obligations under noncancelable service contracts.
Fair Value of Financial Instruments
We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures. See Note 3. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for a detailed discussion regarding our fair value measurements.
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

Recently Issued Accounting Pronouncements
Refer to Note 2. Summary of Significant Accounting Policies, within the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to us.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Commission	$445,755	$509,689	$882,482	$1,033,088
Advisory	322,955	344,884	642,387	686,996
Asset-based	137,797	125,072	274,048	245,704
Transaction and fee	101,824	97,811	204,514	199,506
Interest income, net of interest expense	5,238	5,177	10,568	9,755
Other	5,612	8,028	10,487	24,914
Total net revenues	1,019,181	1,090,661	2,024,486	2,199,963
EXPENSES
Commission and advisory	660,680	736,854	1,296,691	1,478,101
Compensation and benefits	105,773	112,337	219,828	224,617
Promotional	34,717	26,684	70,401	62,376
Depreciation and amortization	18,749	17,196	37,711	33,625
Amortization of intangible assets	9,509	9,536	19,034	19,173
Occupancy and equipment	21,980	21,315	43,817	42,197
Professional services	14,984	14,529	32,139	28,573
Brokerage, clearing, and exchange	13,609	13,536	27,198	26,277
Communications and data processing	10,971	11,107	21,468	22,721
Restructuring charges	—	4,492	—	8,416
Other	24,656	25,822	44,156	57,944
Total operating expenses	915,628	993,408	1,812,443	2,004,020
Non-operating interest expense	23,804	13,163	47,694	27,178
INCOME BEFORE PROVISION FOR INCOME TAXES	79,749	84,090	164,349	168,765
PROVISION FOR INCOME TAXES	31,900	33,848	66,108	67,845
NET INCOME	$47,849	$50,242	$98,241	$100,920
EARNINGS PER SHARE (NOTE 11)
Earnings per share, basic	$0.54	$0.52	$1.10	$1.05
Earnings per share, diluted	$0.53	$0.52	$1.10	$1.03
Weighted-average shares outstanding, basic	89,019	95,724	88,992	96,136
Weighted-average shares outstanding, diluted	89,699	97,239	89,669	97,715
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET INCOME	$47,849	$50,242	$98,241	$100,920
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of ($48), ($93), $48, and $194 for the three and six months ended June 30, 2016 and 2015, respectively	(76)	(175)	74	277
Reclassification adjustment for realized gain on cash flow hedges included in professional services in the condensed consolidated statements of income, net of tax expense of $93, $143, $156, and $228 for the three and six months ended June 30, 2016 and 2015, respectively	(148)	(228)	(248)	(363)
Total other comprehensive loss, net of tax	(224)	(403)	(174)	(86)
TOTAL COMPREHENSIVE INCOME	$47,625	$49,839	$98,067	$100,834

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except share data)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$745,766	$724,529
Cash and securities segregated under federal and other regulations	647,379	671,339
Restricted cash	34,799	27,839
Receivables from:
Clients, net of allowance of $1,630 at June 30, 2016 and $1,464 at December 31, 2015	306,937	339,089
Product sponsors, broker-dealers, and clearing organizations	199,350	161,224
Advisor loans, net of allowance of $697 at June 30, 2016 and $697 at December 31, 2015	167,774	148,978
Others, net of allowance of $12,241 at June 30, 2016 and $9,856 at December 31, 2015	183,787	180,161
Securities owned:
Trading — at fair value	10,986	11,995
Held-to-maturity — at amortized cost	10,866	9,847
Securities borrowed	14,143	6,001
Fixed assets, net of accumulated depreciation and amortization of $365,049 at June 30, 2016 and $328,880 at December 31, 2015	330,204	275,419
Goodwill	1,365,838	1,365,838
Intangible assets, net of accumulated amortization of $361,773 at June 30, 2016 and $342,740 at December 31, 2015	372,997	392,031
Other assets	217,158	206,771
Total assets	$4,607,984	$4,521,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$157,518	$189,083
Payables to clients	768,886	747,421
Payables to broker-dealers and clearing organizations	59,181	48,032
Accrued commission and advisory expenses payable	125,943	129,512
Accounts payable and accrued liabilities	345,422	332,492
Income taxes payable	8,874	8,680
Unearned revenue	78,549	65,480
Securities sold, but not yet purchased — at fair value	131	268
Senior secured credit facilities, net of unamortized debt issuance cost of $24,355 at June 30, 2016 and $26,797 at December 31, 2015	2,181,843	2,188,240
Leasehold financing obligation	91,585	59,940
Deferred income taxes, net	36,062	36,303
Total liabilities	3,853,994	3,805,451
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 119,726,825 shares issued at June 30, 2016 and 119,572,352 shares issued at December 31, 2015	120	119
Additional paid-in capital	1,427,941	1,418,298
Treasury stock, at cost — 30,655,778 shares at June 30, 2016 and 30,048,027 shares at December 31, 2015	(1,195,949)	(1,172,490)
Accumulated other comprehensive income	379	553
Retained earnings	521,499	469,130
Total stockholders’ equity	753,990	715,610
Total liabilities and stockholders’ equity	$4,607,984	$4,521,061
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2014	118,235	$118	$1,355,085	21,090	$(780,661)	$937	$396,121	$971,600
Net income and other comprehensive income (loss), net of tax expense						(86)	100,920	100,834
Issuance of common stock to settle restricted stock units, net	116	1		41	(1,849)			(1,848)
Treasury stock purchases				2,731	(115,824)			(115,824)
Cash dividends on common stock							(48,274)	(48,274)
Stock option exercises and other	695		18,651	(30)	1,064		27	19,742
Share-based compensation			15,850					15,850
Excess tax benefits (tax deficiency) from share-based compensation			1,008					1,008
BALANCE — June 30, 2015	119,046	$119	$1,390,594	23,832	$(897,270)	$851	$448,794	$943,088
BALANCE — December 31, 2015	119,572	$119	$1,418,298	30,048	$(1,172,490)	$553	$469,130	$715,610
Net income and other comprehensive income (loss), net of tax expense						(174)	98,241	98,067
Issuance of common stock to settle restricted stock units, net	119	1		42	(883)			(882)
Treasury stock purchases				635	(25,013)			(25,013)
Cash dividends on common stock							(44,504)	(44,504)
Stock option exercises and other	36		876	(69)	2,437		(1,368)	1,945
Share-based compensation			10,117					10,117
Excess tax benefits (tax deficiency) from share-based compensation			(1,350)					(1,350)
BALANCE — June 30, 2016	119,727	$120	$1,427,941	30,656	$(1,195,949)	$379	$521,499	$753,990
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,241	$100,920
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	37,711	33,625
Amortization of intangible assets	19,034	19,173
Amortization of debt issuance costs	2,881	1,466
Share-based compensation	10,117	15,850
Excess tax benefits related to share-based compensation	(10)	(1,855)
Provision for bad debts	2,162	1,269
Deferred income tax provision	(133)	(1,157)
Loan forgiveness	21,464	17,904
Other	(2,304)	650
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	23,960	169,055
Deposit of restricted cash related to captive insurance subsidiary	(10,625)	(26,820)
Release of restricted cash related to captive insurance subsidiary	2,220	144
Receivables from clients	31,987	33,360
Receivables from product sponsors, broker-dealers, and clearing organizations	(38,126)	13,437
Advisor loans	(40,260)	(34,910)
Receivables from others	(6,011)	(8,025)
Securities owned	1,464	1,240
Securities borrowed	(8,142)	(568)
Other assets	(11,377)	(16,404)
Drafts payable	(31,565)	(46,520)
Payables to clients	21,464	(34,951)
Payables to broker-dealers and clearing organizations	11,149	(6,475)
Accrued commission and advisory expenses payable	(3,569)	(12,140)
Accounts payable and accrued liabilities	9,769	20,236
Income taxes receivable/payable	204	(7,416)
Unearned revenue	13,069	18,509
Securities sold, but not yet purchased	(137)	1,433
Net cash provided by operating activities	$154,637	$251,030

Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(56,542)	$(31,876)
Purchase of securities classified as held-to-maturity	(4,020)	(1,506)
Proceeds from maturity of securities classified as held-to-maturity	3,000	1,500
Release of restricted cash	1,444	609
Net cash used in investing activities	(56,118)	(31,273)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	363,000
Repayments of revolving credit facility	—	(298,000)
Repayment of senior secured term loans	(8,838)	(5,420)
Tax payments related to settlement of restricted stock units	(882)	(1,848)
Repurchase of common stock	(25,013)	(115,824)
Dividends on common stock	(44,504)	(48,274)
Excess tax benefits related to share-based compensation	10	1,855
Proceeds from stock option exercises and other	1,945	19,742
Net cash used in financing activities	(77,282)	(84,769)
NET INCREASE IN CASH AND CASH EQUIVALENTS	21,237	134,988
CASH AND CASH EQUIVALENTS — Beginning of period	724,529	412,332
CASH AND CASH EQUIVALENTS — End of period	$745,766	$547,320
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$46,348	$25,457
Income taxes paid	$67,379	$77,282
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$15,294	$7,082
Finance obligation related to real estate project	$31,645	$26,337
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
The Company’s significant accounting policies are included in Note 2. Summary of Significant Accounting Policies, in the Company’s audited consolidated financial statements and the related notes for the year ended

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2015. There have been no significant changes to these accounting policies during the first six months of 2016.
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
Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness. The Company carries its held-to-maturity securities and indebtedness at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 3. Fair Value Measurements, for additional detail regarding the Company’s fair value measurements. As of June 30, 2016, the carrying amount and fair value of the Company’s indebtedness was approximately $2,206.2 million and $2,199.0 million, respectively. As of December 31, 2015, the carrying amount and fair value was approximately $2,215.0 million and $2,200.0 million, respectively.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (ASU 2015-14), which deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing (ASU 2016-10), which clarifies the identification of performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (ASU 2016-12), to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The effective date and transition requirements in ASU 2016-10 and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2015-14. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the Company's consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases, which replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The guidance will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

In June 2016, the FASB issued Accounting Standards Updated (ASU) 2016-13, “Financial Instruments-Credit Losses (Topic 326)”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements and related disclosures.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the six months ended June 30, 2016.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At June 30, 2016, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At June 30, 2016, the Company did not adjust prices received from the independent third-party pricing services.
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
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$115,767	$—	$—	$115,767
Securities owned — trading:
Money market funds	333	—	—	333
Mutual funds	7,032	—	—	7,032
Equity securities	43	—	—	43
Debt securities	—	80	—	80
U.S. treasury obligations	3,498	—	—	3,498
Total securities owned — trading	10,906	80	—	10,986
Other assets	120,327	2,956	—	123,283
Total assets at fair value	$247,000	$3,036	$—	$250,036
Liabilities
Securities sold, but not yet purchased:
Mutual funds	$15	$—	$—	$15
Equity securities	101	—	—	101
Debt securities	—	15	—	15
Total securities sold, but not yet purchased	116	15	—	131
Accounts payable and accrued liabilities	—	20	527	547
Total liabilities at fair value	$116	$35	$527	$678

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
The amortized cost, gross unrealized gain or loss, and fair value of securities held-to-maturity were as follows (in thousands):

	June 30, 2016	December 31, 2015
Amortized cost	$10,866	$9,847
Gross unrealized gain (loss)	51	(26)
Fair value	$10,917	$9,821
At June 30, 2016, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$3,752	$6,614	$500	$10,866
U.S. government notes — at fair value	$3,754	$6,639	$524	$10,917

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
To mitigate foreign currency risk arising from these annual reset events, the Company entered into four non-deliverable foreign currency contracts, all of which have been designated as cash flow hedges. The first cash flow hedge, with a notional amount of 560.4 million INR, or $8.5 million, settled in June 2014. The Company received a settlement of $1.0 million, which was reclassified out of accumulated other comprehensive income and was recognized in net income ratably over the 12-month period ending May 31, 2015 to match the timing of the underlying hedged item. The second cash flow hedge, with a notional amount of 560.4 million INR, or $8.1 million, settled in June 2015. The Company received a settlement of $0.7 million, which was reclassified out of accumulated other comprehensive income and was recognized in net income ratably over a 12-month period ending May 31, 2016 to match the timing of the underlying hedged item. The third cash flow hedge, with a notional amount of 560.4 million INR, or $7.8 million, settled in June 2016. The Company received a settlement of $0.6 million, which will be reclassified out of accumulated other comprehensive income and recognized in net income ratably over 12-month period ending May 31, 2017 to match the timing of the underlying hedged item.
The details related to the remaining non-deliverable foreign currency contracts at June 30, 2016 are as follows (in millions, except foreign exchange rate):

	Settlement Date	Hedged Notional Amount (INR)	Contractual INR/USD Foreign Exchange Rate	Hedged Notional Amount (USD)
Cash flow hedge #4	6/2/2017	560.4	74.20	$7.5
Total hedged amount				$7.5
The fair value of the derivative instruments, which are included in other assets in the unaudited condensed consolidated statements of financial condition, were as follows (in thousands):

	June 30, 2016	December 31, 2015
Cash flow hedges	$302	$741
6.    Goodwill and Other Intangible Assets
The balances in goodwill and intangible assets were a result of various acquisitions. See Note 8. Goodwill and Other Intangible Assets, in the Company's audited consolidated financial statements and the related notes in the 2015 Annual Report on Form 10-K for a discussion of the components of goodwill and additional information regarding intangible assets.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.    Debt
Senior Secured Credit Facilities
In November 2015, LPLFH and LPLH entered into a third amendment, extension, and incremental assumption agreement with respect to its existing credit agreement (as amended, the "Credit Agreement") for purposes of raising capital, increasing the leverage allowable under the Credit Agreement, and extending the maturity of a portion of the existing Term Loan B.
The Company’s outstanding borrowings as of the dates below were as follows (dollars in thousands):

		June 30, 2016			December 31, 2015
Senior Secured Credit Facilities	Maturity	Balance	Interest Rate		Balance	Interest Rate
Senior secured term loans:
Term Loan A	9/30/2019	$459,375	2.96%	(1)	$459,375	2.74%
2019 Term Loan B	3/29/2019	422,492	3.25%	(2)	424,676	3.25%
2021 Term Loan B	3/29/2021	627,831	4.25%	(3)	630,986	4.25%
2022 Term Loan B	11/20/2022	696,500	4.75%	(4)	700,000	4.75%
Total borrowings		2,206,198			2,215,037
Less Unamortized Debt Issuance Cost		24,355			26,797
Long-term borrowings — net of unamortized debt issuance cost		$2,181,843			$2,188,240
_____________________

(1)	The variable interest rate per annum is either (a) 150 bps over the base rate or (b) 250 bps over the LIBOR rate (subject to a leverage based grid)

(2)	The variable interest rate per annum is either (a) 150 bps over the base rate or (b) 250 bps over the LIBOR rate (subject to a LIBOR floor of 75 bps)

(3)	The variable interest rate per annum is either (a) 250 bps over the base rate or (b) 350 bps over the LIBOR rate (subject to a LIBOR floor of 75 bps)

(4)	The variable interest rate per annum is either (a) 300 bps over the base rate or (b) 400 bps over the LIBOR rate (subject to a LIBOR floor of 75 bps)
The Company is required to make quarterly payments on Term Loan B with a payment of the remaining balance due at maturity.
The Company also has a revolving credit facility with borrowing capacity of $400.0 million maturing on September 30, 2019.
As of June 30, 2016, the Company also had $14.6 million of irrevocable letters of credit, with an applicable interest rate margin of 2.50%, which were supported by the Company's revolving credit facility.
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of June 30, 2016, the Company was in compliance with such covenants.
Bank Loans Payable
The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200 million limit, and allows for both collateralized and uncollateralized borrowings. The lines were not utilized during the three and six months ended June 30, 2016 or 2015. There were no balances outstanding at June 30, 2016 or December 31, 2015.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

8.    Commitments and Contingencies
Leases
The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $6.1 million and $6.6 million for the three months ended June 30, 2016 and 2015, respectively, and $12.3 million and $13.2 million for the six months ended June 30, 2016 and 2015, respectively.
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no such significant unfunded commitments at June 30, 2016.
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
Self-Insurance Liabilities
The Company has self-insurance for certain potential liabilities, including various errors and omissions liabilities, through a wholly-owned captive insurance subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends. As of June 30, 2016, these self-insurance liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2016.
Other Commitments
As of June 30, 2016, the Company had approximately $212.9 million of client margin loans that were collateralized with securities having a fair value of approximately $298.1 million that it can re-pledge, loan, or sell. Of these securities, approximately $34.5 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of June 30, 2016 there were no restrictions that materially limited the Company's ability to re-pledge, loan, or sell the remaining $263.6 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $3.5 million and $4.3 million pledged to clearing organizations at June 30, 2016 and December 31, 2015, respectively.
The Company is involved in a build-to-suit lease arrangement in Fort Mill, South Carolina, under which it serves as the construction agent on behalf of the landlord. Under such arrangement, the Company has obligations to fund cost over-runs in its capacity as the construction agent, and accordingly has determined that under lease accounting standards it bears substantially all of the risks and rewards of ownership as measured under GAAP. The Company is therefore required to report the landlord's costs of construction on its balance sheet as a fixed asset during the construction period as if the Company owned such asset. As of June 30, 2016, the Company has recorded $91.6 million in fixed assets in connection with this arrangement and an equal and off-setting leasehold financing obligation on the unaudited condensed consolidated statements of financial condition.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

9.    Stockholders' Equity
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company's board of directors ("Board of Directors") as well as certain limits under the Company's credit facilities. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows for the periods indicated (in millions, except per share data):

	2016		2015
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$22.2	$0.25	$24.2
Second quarter	$0.25	$22.3	$0.25	$24.1
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
On October 25, 2015 the Board of Directors authorized an increase to the share repurchase program of up to $500.0 million of shares of common stock. During the three months ended June 30, 2016, the Company did not repurchase shares. During the six months ended June 30, 2016, the Company repurchased a total of 634,651 shares of its common stock at a weighted-average price of $39.41 for a total cost of $25.0 million. As of June 30, 2016 the Company was authorized to purchase up to an additional $225.0 million of shares pursuant to share repurchase programs approved by the Board of Directors.
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
There were 20,055,945 shares authorized for grant under the 2010 Plan after the amendment and restatement of the plan in May 2015. There were 7,187,478 shares reserved for issuance upon exercise or conversion of outstanding awards granted, and 9,610,960 shares remaining available for future issuance under the 2010 Plan, as of June 30, 2016.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee and officer stock options that have been granted during the six months ended June 30, 2016:

Expected life (in years)	5.26
Expected stock price volatility	33.37%
Expected dividend yield	2.87%
Risk-free interest rate	1.16%
Fair value of options	$4.59
The fair value of each stock option or warrant awarded to advisors and financial institutions is estimated on the date of the grant and revalued at each reporting period using the Black-Scholes valuation model with the following weighted-average assumptions used during the six months ended June 30, 2016:

Expected life (in years)	5.79
Expected stock price volatility	34.90%
Expected dividend yield	4.00%
Risk-free interest rate	1.08%
Fair value of options	$3.46
The following table summarizes the Company’s stock option and warrant activity for the six months ended June 30, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2015	5,716,488	$34.31
Granted	2,105,270	$19.95
Exercised	(39,076)	$22.42
Forfeited	(290,406)	$31.60
Outstanding — June 30, 2016	7,492,276	$30.44	6.73	$6,436
Exercisable — June 30, 2016	4,093,418	$32.02	4.97	$1,173
Exercisable and expected to vest — June 30, 2016	7,204,436	$30.70	6.61	$5,813
The following table summarizes information about outstanding stock options and warrants at June 30, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$18.04 - $23.02	2,860,498	$20.32	7.57	896,671	$21.34
$23.41 - $30.00	1,251,411	$28.10	4.67	949,410	$28.15
$31.60 - $32.33	1,020,279	$31.88	6.18	782,618	$31.89
$34.01 - $39.60	859,074	$34.59	4.69	836,273	$34.50
$42.60 - $54.81	1,501,014	$48.32	8.38	628,446	$49.98
	7,492,276	$30.44	6.73	4,093,418	$32.02
The Company recognizes share-based compensation for stock options awarded to employees and officers based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized share-based compensation related to the vesting of these awards of $2.3 million

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

and $4.3 million during the three months ended June 30, 2016 and 2015, respectively, and $6.3 million and $8.3 million during the six months ended June 30, 2016 and 2015, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of June 30, 2016, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $12.1 million, which is expected to be recognized over a weighted-average period of 1.90 years.
During 2011 and 2012 the Company granted stock options and warrants to its advisors and financial institutions. Share-based compensation for these awards is based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $0.1 million and $1.1 million during the three months ended June 30, 2016 and 2015, respectively, and $(0.3) million and $1.8 million during the six months ended June 30, 2016 and 2015, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of June 30, 2016, total unrecognized compensation cost related to non-vested stock options and warrants granted to advisors and financial institutions was $0.5 million, which is expected to be recognized over a weighted-average period of 1.23 years.
Restricted Stock
The following summarizes the Company’s activity in its restricted stock awards and restricted stock units for the six months ended June 30, 2016:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested — December 31, 2015	41,476	$43.99	636,701	$43.32
Granted	—	$—	543,474	$19.55
Vested	(36,881)	$44.35	(118,582)	$43.82
Forfeited	(3,185)	$40.81	(44,426)	$33.44
Nonvested — June 30, 2016	1,410	$41.91	1,017,167	$30.99
Expected to vest — June 30, 2016	1,400	$41.91	909,498	$31.65
The Company grants restricted stock awards to its directors and restricted stock units to its employees and officers. Both restricted stock awards and restricted stock units must vest or else are subject to forfeiture; however, restricted stock awards are included in our shares outstanding upon grant and have the same dividend and voting rights as our common stock. Share-based compensation is based on the grant date fair value and recognized over the requisite service period of the award, which generally equals the vesting period. The Company recognized $2.2 million and $2.4 million of share-based compensation related to the vesting of these restricted stock awards and restricted stock units during the three months ended June 30, 2016 and 2015, respectively, and $4.5 million and $4.4 million during the six months ended June 30, 2016 and 2015, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of June 30, 2016, total unrecognized compensation cost for restricted stock awards granted to directors and restricted stock units granted to employees and officers was $12.9 million, which is expected to be recognized over a weighted-average remaining period of 2.04 years.
The Company also grants restricted stock units to its advisors and to financial institutions. Share-based compensation is based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $0.3 million and $0.7 million related to the vesting of these restricted stock units during the three months ended June 30, 2016 and 2015, respectively, and $(0.8) million and $1.1 million during the six months ended June 30, 2016 and 2015, respectively, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of June 30, 2016, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $4.7 million, which is expected to be recognized over a weighted-average remaining period of 2.25 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$47,849	$50,242	$98,241	$100,920

Basic weighted-average number of shares outstanding	89,019	95,724	88,992	96,136
Dilutive common share equivalents	680	1,515	677	1,579
Diluted weighted-average number of shares outstanding	89,699	97,239	89,669	97,715

Basic earnings per share	$0.54	$0.52	$1.10	$1.05
Diluted earnings per share	$0.53	$0.52	$1.10	$1.03
The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the three months ended June 30, 2016 and 2015, stock options, warrants, and restricted stock units representing common share equivalents of 4,862,540 shares and 2,499,426 shares, respectively, were anti-dilutive. For the six months ended June 30, 2016 and 2015, stock options, warrants, and restricted stock units representing common share equivalents of 4,845,406 shares and 2,342,576 shares, respectively, were anti-dilutive.
12.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 35.0%, primarily as a result of state taxes, settlement contingencies, and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 40.0% and 40.3% for the three months ended June 30, 2016 and 2015, respectively, and 40.2% and 40.2% for the six months ended June 30, 2016 and 2015, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
13.    Related Party Transactions
The Company has related party transactions with certain portfolio companies of TPG Capital, a 9.9% shareholder of the Company's common stock and a firm of which one of our directors previously served as a partner. During the six months ended June 30, 2016 and 2015, the Company recognized revenue for services provided to these portfolio companies of TPG Capital of $0 and $0.6 million, respectively. The Company incurred expenses for services provided by certain of the TPG portfolio companies of $0 and $2.3 million during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and 2015, receivables and payables from the TPG Capital portfolio companies were not material.
Additionally, through its subsidiary LPL Financial, the Company provides services and charitable contributions to the LPL Financial Foundation, an organization that provides volunteer and financial support within the Company's local communities. During the six months ended June 30, 2016 and 2015, the Company had no material revenues or expenses recognized for services provided to or received from the LPL Financial Foundation.

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
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $109.0 million with a minimum net capital requirement of $6.0 million as of June 30, 2016.
The Company's subsidiary, PTC, operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to PTC's operations.
As of June 30, 2016 and December 31, 2015, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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
16.    Subsequent Events
On July 26, 2016, the Board of Directors declared a cash dividend of $0.25 per share on the Company's outstanding common stock to be paid on August 25, 2016 to all stockholders of record on August 11, 2016.

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
At June 30, 2016, the fair value of our trading securities owned was $11.0 million. Securities sold, but not yet purchased were immaterial at June 30, 2016. The fair value of securities included within other assets was $123.3 million at June 30, 2016. See Note 3. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased, and other assets associated with our client facilitation activities. See Note 4. Held-to-Maturity Securities, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
We do not enter into contracts involving derivatives or other similar financial instruments for proprietary trading purposes.
We also have market risk on the fees we earn that are based on the market value of brokerage and advisory assets, assets on which trailing commissions are paid, and assets eligible for sponsor payments.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of June 30, 2016, all of the outstanding debt under our Credit Agreement, $2.2 billion, was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are subject to the same, but off-setting interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at June 30, 2016 (in thousands):

	Outstanding at Variable Interest Rates	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facilities		Points	Points	Points	Points
Term Loan A	$459,375	$459	$1,148	$2,297	$4,594
Term Loan B	1,746,823	—	2,281	6,632	15,333
Variable Rate Debt Outstanding	$2,206,198	$459	$3,429	$8,929	$19,927
See Note 7. Debt, within the notes to the unaudited condensed consolidated financial statements for additional information.

As of June 30, 2016, we offered our advisors and their clients two primary cash sweep vehicles that are interest rate sensitive: our insured bank deposit sweep vehicle and a money market sweep vehicle involving multiple money market fund providers. While clients earn interest for balances on deposit in the insured bank deposit sweep vehicle, we earn a fee. Our fees from the insured bank deposit sweep vehicle are based on prevailing interest rates in the current interest rate environment. Changes in interest rates and fees for the insured bank deposit sweep vehicle are monitored by our Rate Setting Committee (the "RSC"), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicle relative to other products into which clients may move cash balances.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in clients' accounts is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our losses on margin accounts did not exceed $0.1 million during the six months ended June 30, 2016 and 2015. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Operational Risk
Operational risk is defined as the risk of loss resulting from failed or inadequate processes or systems, actions by people, or external events. We operate in diverse markets and are reliant on the ability of our employees and systems, as well as third-party service providers and their systems, to process a large number of transactions effectively. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and in light of increasing reliance on third-party service providers. In the event of a breakdown or improper operation of systems or improper action by employees, advisors or third-party service providers, we could suffer financial loss, data loss, regulatory sanctions, and damage to our reputation. Although we have developed business continuity and disaster recovery plans, those plans could be inadequate, disrupted or otherwise unsuccessful in protecting the continuity of critical systems. In order to assist in the mitigation and control of operational risk, we have an operational risk framework that enables assessment and reporting on operational risk across the firm. This framework helps ensure policies and procedures are in place and appropriately designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits. Notwithstanding the foregoing, please consult the Risks Related to our Technology and Risks Related to Our Business Generally sections within Part I, “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K for more information about the risks associated with our technology, including risks related to information security, our risk management policies and procedures and the potential related effects on our operations.

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
We operate a three lines of defense model whereby the primary ownership for risk and control processes is the responsibility of business and control owners who are the "first line" of defense in effectively managing risks. The first line is responsible for risk process ownership and is comprised of the business units, whose primary responsibility is for day-to-day compliance and risk management, including execution of desktop and supervisory procedures. These business owners and certain control owners implement and execute controls to manage risk, execute risk assessments, identify emerging risks, and comply with risk management policies. The second line of defense is comprised of departments within Governance, Risk and Compliance ("GRC"), STO, Business Technology Services ("BTS"), Finance, and Human Capital and this second line of defense provides risk and control assessment and oversight. The third line of defense is independent verification of the effectiveness of internal controls and is conducted by Internal Audit or in third-party reviews.
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
Risk Oversight Committee of LPL Financial
The Audit Committee has mandated that the ROC oversee our risk management activities, including those of our subsidiaries. The Chief Risk Officer of LPL Financial serves as chair, and the Deputy Chief Risk Officer serves as vice chair, of the ROC, which generally meets on a monthly basis with ad hoc meetings as necessary. Each member of the Management Committee of LPL Financial and two additional Managing Directors serve on the ROC. Other members of the Company’s senior management team are also included as ex-officio members, representing the key control areas of the Company. These individuals include, but are not limited to, the Chief Compliance Officer, Brokerage; the Chief Compliance Officer, Advisory; the Chief Information Security Officer; and the Chief Privacy Officer of LPL Financial. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries, and that the ROC thoroughly reviews significant matters relating to risk priorities, policies, control procedures and related exceptions, certain new and complex products and business arrangements, transactions with significant risk elements, and identified emerging risks.

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
Policy Committee and Advisor Policies
In addition to the ERM framework, the Management Committee of LPL Financial has established a Policy Committee to provide a centralized decision-making process for material policy issues that may arise on an ad hoc basis. The membership of the Policy Committee consists of a subset of the Management Committee and currently includes: the President, who serves as chair of the Policy Committee and the Managing Director, Chief Risk Officer. The Managing Director, Legal & Government Relations, serves as a non-voting member. Among other issues, the Policy Committee addresses policy conflicts and potential conflicts that may arise from time to time from legal and regulatory requirements, business proposals, and practices throughout the Company as they relate to advisor-facing or public-facing issues. The Policy Committee is responsible for analyzing such issues, and either facilitating the policy decision or conflict resolution, or making the policy decision. The Policy Committee reports the results of its decisions or other resolutions to the Management Committee on an ad hoc basis.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases on a monthly basis during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (millions)
April 1, 2016 through April 30, 2016	—	$—	—	$225
May 1, 2016 through May 31, 2016	—	$—	—	$225
June 1, 2016 through June 30, 2016	—	$—	—	$225
Total	—	$—	—	$225
____________________

(1)
On October 25, 2015 the Board of Directors authorized an increase to the share repurchase program of up to $500.0 million of shares of common stock. There were no share repurchases in the three months ended June 30, 2016. See Note 9. Stockholders' Equity, within the notes to the unaudited condensed consolidated financial statements for additional information.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of LPL Investment Holdings Inc., dated November 23, 2010. (1)
3.2	Certificate of Ownership and Merger Merging LPL Financial Holdings Inc. with and into LPL Investment Holdings Inc., dated June 14, 2012. (2)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of LPL Financial Holdings Inc., dated May 8, 2014. (3)
3.4	Fifth Amended and Restated Bylaws of LPL Financial Holdings Inc. (4)
10.1	LPL Financial Holdings Inc. Amended and Restated Non-Employee Director Compensation Policy*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition
____________________

*	Filed herewith.
(1)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010.
(2)	Incorporated by reference to the Form 8-K filed on June 19, 2012.
(3)	Incorporated by reference to the Form 8-K filed on May 9, 2014.
(4)	Incorporated by reference to the Form 8-K filed on March 12, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	July 29, 2016	By:	/s/ MARK S. CASADY
Mark S. Casady
Chairman and Chief Executive Officer

Date:	July 29, 2016	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer