Form 10-Q
period 2016-09-30
LPL Financial Holdings Inc.
filed 2016-11-03
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of October 31, 2016 was 89,155,100.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company's future financial and operating results, outlook, growth, plans, business strategies, liquidity, future indebtedness, future share repurchases, and future dividends, including statements regarding future resolution of regulatory matters, legal proceedings, and related costs, future revenues and expenses, and projected savings and anticipated improvements to the Company's operating model, services, and technology as a result of its initiatives and programs, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company's historical performance and its plans, estimates, and expectations as of November 3, 2016. The words “anticipates”, “believes”, “expects”, “may”, “plans”, “predicts,” “will”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of brokerage and advisory assets; fluctuations in levels of net new advisory assets and the related impact on fee revenue; fluctuations in the number of retail investors served by the Company; effects of competition in the financial services industry and the success of the Company in attracting and retaining financial advisors and institutions; changes in the number of the Company's financial advisors and institutions, and their ability to market effectively financial products and services; changes in interest rates and fees payable by banks participating in the Company's cash sweep program, including the Company's success in negotiating agreements with current or additional counterparties; the Company's strategy in managing cash sweep program fees; changes in the growth and profitability of the Company’s fee-based business; the effect of current, pending, and future legislation, regulation, and regulatory actions, including the U.S. Department of Labor's final rule ("DOL Rule") and disciplinary actions imposed by federal and state securities regulators and self-regulatory organizations; the costs of settling and remediating issues related to pending or future regulatory matters or legal proceedings; changes made to the Company’s offerings and services in response to current, pending, and future legislation, regulation, and regulatory actions, including the DOL Rule, and the effect that such changes may have on the Company’s gross profit streams and costs; execution of the Company’s capital management plans, including its compliance with the terms of its existing credit agreement; the price, the availability of shares, and the trading volumes of the Company’s common stock, which will affect the timing and size of future share repurchases by the Company; execution of the Company's plans and its success in realizing the expense savings and service improvements and efficiencies expected to result from its initiatives and programs, particularly its expense plans and technological initiatives; the Company's success in negotiating and developing commercial arrangements with third-party services providers; the performance of third-party service providers to which business processes are transitioned from the Company; the Company's ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing

ii

risks; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company's 2015 Annual Report on Form 10-K, as may be amended or updated in the Company's Quarterly Reports on Form 10-Q. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report, even if its estimates change, and you should not rely on statements contained herein as representing the Company's views as of any date subsequent to the date of this quarterly report.

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
Executive Summary
Financial Highlights
Results for the third quarter of 2016 included net income of $52.0 million or $0.58 per share, which compares to $41.1 million, or $0.43 per share, in the third quarter of 2015. Management tax planning initiatives resulted in a $0.12 earnings per share benefit related to prior periods and account termination fees related to an institutional client that was acquired by a bank with its own broker-dealer resulted in a $0.04 earnings per share benefit, contributing to the earnings per share growth.
Asset Growth Trends
Net new advisory assets were $4.1 billion for the three months ended September 30, 2016, compared to $4.2 billion in the same period in 2015, leaving total brokerage and advisory assets served at $502.4 billion as of September 30, 2016, up from the September 30, 2015, balance of $461.8 billion.
As of September 30, 2016, our advisory assets had grown to $205.5 billion from $179.7 billion as of September 30, 2015 and represented 40.9% of total brokerage and advisory assets served. Our advisory assets include assets on our platform that are served by independent RIAs which conduct their advisory business through separate entities (“Hybrid RIAs”) operating pursuant to the Investment Advisers Act of 1940 or through their respective states' investment advisory licensing rules, rather than through LPL Financial. These advisory assets had grown to $142.5 billion as of September 30, 2016, compared to $110.0 billion as of September 30, 2015, and represented 28.4% of total brokerage and advisory assets served.
Gross Profit Trends
Third quarter gross profit, a non-GAAP measure, was $346.9 million, which was up from $339.8 million in the comparable period in 2015. Management presents gross profit, which is calculated as net revenues less commission and advisory expenses and brokerage, clearing, and exchange fees. We believe that measure may be useful to investors in evaluating the Company’s core operating performance before indirect costs that are general and administrative in nature. See footnote 6 to the Financial Metrics table within the "How We Evaluate Our Business" section for additional information on gross profit. Third quarter gross profit included an increase in cash sweep revenue from the impact of the increase in the target range for the federal funds effective rate announced in

December 2015 and higher average cash balances and account termination fees which resulted from the departure of an institutional client due to an acquisition by a bank with its own broker-dealer. These increases were partially offset by decreases in commissions and advisory revenues, net of the correlated reduction in commission and advisory expenses and brokerage, clearing, and exchange fees.
Capital Management Activity
We paid $22.3 million of dividends to shareholders and did not conduct any share repurchases in the three months ended September 30, 2016.
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

The table below summarizes the sources and drivers of our revenue:

			Nine Months Ended September 30, 2016
	Sources of Revenue	Primary Drivers	Total (millions)	% of Total Net Revenue	Total Recurring (millions)	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commission	- Transactions - Brokerage asset levels	$1,314	43.2%	$685	52.1%
	Advisory	- Advisory asset levels	$964	31.7%	$960	99.6%
Attachment revenue retained by us	Asset-Based - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Client asset levels - Number of accounts	$413	13.6%	$401	97.1%
	Transaction and Fee - Transactions - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Premium technology subscribers	$313	10.3%	$186	59.4%
	Other	- Margin account balances - Alternative investment transactions	$38	1.2%	$18	47.4%
	Total Net Revenue		$3,042	100.0%	$2,250	74.0%
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

How We Evaluate Our Business
We focus on several key business and financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key business and financial metrics are as follows:

	September 30,
Business Metrics	2016	2015	% Change
Brokerage and advisory assets served (in billions)(1)	$502.4	$461.8	8.8%
Advisory assets under custody (in billions)(1)(2)	$205.5	$179.7	14.4%
Net new advisory assets (in billions)(3)	$8.9	$13.7	(35.0)%
Insured cash account balances (in billions)(1)	$21.1	$19.5	8.2%
Deposit cash account balances (in billions) (1)	$4.2	$—	n/m
Money market account balances (in billions)(1)	$3.9	$8.2	(52.4)%
Advisors(4)	14,185	14,073	0.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Metrics	2016	2015	2016	2015
Revenue (in millions)	1,017.4	1,054.7	3,041.9	3,254.7
Revenue decrease	(3.5)%	(3.2)%	(6.5)%	(0.4)%
Recurring revenue as a % of net revenue	74.3%	72.4%	74.0%	71.1%
Pre-tax income (in millions)	$68.2	$68.7	$232.6	$237.5
Net income (in millions)	$52.0	$41.1	$150.2	$142.0
Earnings per share (diluted)	$0.58	$0.43	$1.67	$1.46
Non-GAAP Measures:(5)
Gross profit (in millions)(6)	$346.9	$339.8	$1,047.5	$1,035.3
Gross profit growth from prior period(6)	2.1%	2.6%	1.2%	4.5%
Gross profit as a % of net revenue(6)	34.1%	32.2%	34.4%	31.8%
_______________________________

(1)
Brokerage and advisory assets served are comprised of assets that are custodied, networked, and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Insured cash account balances, money market account balances, and beginning in July 2016, deposit cash account balances are also included in brokerage and advisory assets served. Set forth below are other client asset balances from September 30, 2016 and 2015, including retirement plan assets and certain trust and high-net-worth assets that are custodied with third-party providers and therefore excluded from total brokerage and advisory assets served (in billions):

	September 30,
	2016	2015
Retirement plan assets(a)	$91.3	$80.8
Trust assets	$1.0	$1.0
High-net-worth assets	$86.8	$94.4
_____________________________

(a)
Retirement plan assets are held in retirement plans that are supported by advisors licensed with LPL Financial. At September 30, 2016 and 2015, our retirement plan assets represent those assets that are custodied with various third-party providers of retirement plan administrative services who provide reporting feeds. We estimate the total assets in retirement plans supported to be approximately $128.6 billion at September 30, 2016. If we receive reporting feeds in the future from providers from whom we do not currently receive feeds, we intend to include and identify such additional assets in this metric. Such additional feeds since September 30, 2015, accounted for $2.0 billion of the total retirement plan assets.

(2)
Advisory assets under custody are comprised of advisory assets under management in our corporate RIA platform and Hybrid RIA assets in advisory accounts custodied by us. See “Results of Operations” for a tabular presentation of advisory assets under custody.

(3)
Represents net new assets for the nine months ended September 30, 2016 and 2015 consisting of total inflows of funds deposited into new advisory accounts and additional funds deposited into existing advisory accounts that are custodied in our fee-based advisory platforms and total outflows from all closed and existing advisory accounts custodied on such platforms during the period.

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

(6)
Gross profit is calculated as net revenues less commission and advisory expenses and brokerage, clearing, and exchange fees. All other expense categories, including depreciation and amortization of fixed assets and amortization of intangible assets, are considered general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can be useful to investors because they show the Company’s core operating performance before indirect costs that are general and administrative in nature.

Legal & Regulatory Matters
As a regulated entity, we are subject to regulatory oversight and inquiries related to, among other items, our compliance and supervisory systems and procedures and other controls, as well as our disclosures, supervision, and reporting. The environment of additional regulation, increased regulatory compliance obligations, and enhanced regulatory enforcement has resulted in additional operational and compliance costs, as well as increased costs in the form of fines, restitution, and remediation related to regulatory matters. In the ordinary course of business, we periodically identify or become aware of purported inadequacies, deficiencies, and other issues. It is our policy to evaluate these matters for potential securities law or regulatory violations and other potential compliance issues. It is also our policy to self-report known violations and issues as required by applicable law and regulation. When deemed probable that matters may result in financial losses, we accrue for those losses based on an estimate of possible fines, customer restitution, and losses related to the repurchase of sold securities and other losses, as applicable. Certain regulatory and other legal claims and losses may be covered through our wholly-owned captive insurance subsidiary, which is chartered with the insurance commissioner in the State of Tennessee. Our ability to estimate such costs may vary based on the current stage of evaluation and status of discussion with regulators, as applicable.
Our accruals, including those established through the captive insurance subsidiary, at September 30, 2016, include estimated costs for significant regulatory matters, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable. One of the matters relates to sales of certain securities over several years, and our accrual at September 30, 2016, includes an estimate for the loss we expect to incur in resolving this matter, including if we were to repurchase certain affected securities at their original sales prices.
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
In April 2016, the U.S. Department of Labor issued a final rule (the “DOL Rule”): “Definition of the Term “Fiduciary”; Conflict of Interest Rule-Retirement Investment Advice.” The DOL Rule broadens the circumstances under which we may be considered a “fiduciary” with respect to certain accounts that are subject to the Employee Retirement Income Security Act, and the prohibited transaction rules under section 4975 of the Internal Revenue Code, including many employer-sponsored retirement plans and individual retirement accounts. The DOL Rule will likely affect the products and services we provide to these types of accounts and the compensation that we and our advisors receive in connection with such products and services, as well as our regulatory compliance and other costs and those of our advisors. In addition, the DOL Rule creates increased risk of private arbitration and litigation, including potential class action litigation, based on violations of the DOL Rule. As we implement the DOL rule, we continue to analyze the potential effects on our business, including implications for both our revenues and expenses, and the broader financial services industry as of the date of this quarterly report.
Derivative Financial Instruments
In May 2013, we entered into a long-term contractual obligation (the "Agreement") with a third-party provider to enhance the quality and speed and reduce the cost of our processes by outsourcing certain functions. The Agreement provides that on each annual anniversary date of the signing of the Agreement, the price for services (as denominated in US dollars) is to be adjusted for the then-current exchange rate between the U.S. dollar and the Indian rupee. We bear the risk of currency movement at each annual reset date.
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
Acquisitions, Integrations, and Divestitures
From time to time we undertake acquisitions or divestitures outside the ordinary course of business based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. There have been no material acquisitions, integrations, or divestitures during the nine months ended September 30, 2016. See our 2015 Annual Report on Form 10-K for 2015 activity.

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of financial markets, particularly in the United States. In the U.S., economic data continues to point to fairly steady economic growth. According to the most recent estimate by the Bureau of Economic Analysis, real gross domestic product (“GDP”) growth accelerated to a 2.9% annualized rate in the third quarter of 2016 from 1.4% in the second quarter, putting the overall growth rate over the last four quarters at 1.5%. A largely healthy labor market, a relatively strong U.S. consumer spending, and low interest rates have all been supportive of growth. In addition, stabilizing oil prices have helped manufacturing to rebound modestly, while services sector activity remains steady. Nevertheless, a lack of support from global growth continues to be a concern. In addition, uncertainty arising from the impact of the U.K.'s vote to leave the European Union, despite a muted effect thus far, and the upcoming election in the U.S. may be causing some businesses to delay committing to major projects pending greater clarity. While growth of 2-3% is modest by historical standards, such a growth rate, should it continue, would still be above the Congressional Budget Office’s estimate of potential GDP growth, and therefore could be enough to continue to slowly tighten the labor market, push wages higher, and increase the probability of the Federal Reserve ("Fed") raising rates later this year or in early 2017.
Equity markets exhibited relatively low volatility over the quarter and measures of financial stress, while not at cycle lows, remained considerably better than levels seen earlier this year. The S&P 500 index advanced in the third quarter, with a bulk of gains coming in July, and posted a new all-time high in early July for the first time since May 21, 2015. However, fund flow data and investor sentiment surveys continue to indicate caution among retail investors. Market leadership shifted during the quarter from high dividend-paying sectors to more economically sensitive sectors, such as technology and industrials, with a similar shift in fixed income toward less rate-sensitive sectors. The change in sector leadership in part reflected a change in interest rate behavior during the quarter after rates fell sharply in the first half of the year. Treasury yields, which started the quarter at depressed levels following declines in response to the U.K. referendum vote, rose steadily over the quarter to end higher across the yield curve. Yields were pushed higher by a modest advance in market-based and macroeconomic measures of inflation and the absence of any meaningful expansion of policy support by major global central banks at their September meetings, which, in the context of a very accommodative policy environment overall has been interpreted as a move toward tighter monetary policy than had previously been expected.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Federal Reserve policy. In particular, low short-term rates can weigh on the profitability of our cash sweep program, due to the fee compression needed to keep our rates competitive. Low interest rates and the prospect of rising rates over the long term can also have an impact on demand for fixed and variable annuity products. The Fed did not increase its policy rate at its September meeting, but for the first time since December 2014 there were three dissenting votes (out of 10 voting members). In addition, several Fed members in interviews and speeches continued to reinforce that every Fed policy meeting was “live,” as the Fed tried to prepare markets for the next potential interest rate increase. While sentiment in favor of a hike has grown, the expected path of rates continues to be moderate. In updated projections that accompanied the September policy statement, Fed members’ median expectation of the Fed Funds Effective Rate for year-end 2017 fell from 1.6% to 1.1%, while median expectation for year-end 2018 fell from 2.4% to 1.9%. The policy statement released after the meeting continued to signal the possibility of a December rate hike and to highlight that “the case for an increase in the federal funds rate has strengthened,” with the added qualification that any decision would be data dependent.

Results of Operations
The following table and discussion below presents an analysis of our results of operations for the three and nine months ended September 30, 2016 and 2015. Where appropriate, we have identified specific events and changes that affect comparability or identification or monitoring of trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Revenues	(In thousands)
Commission	$431,686	$480,271	(10.1)%	$1,314,168	$1,513,359	(13.2)%
Advisory	321,911	341,217	(5.7)%	964,298	1,028,213	(6.2)%
Asset-based	138,291	123,921	11.6%	412,339	369,625	11.6%
Transaction and fee	108,413	105,593	2.7%	312,927	305,099	2.6%
Interest income, net of interest expense	5,372	5,221	2.9%	15,940	14,976	6.4%
Other	11,767	(1,478)	n/m	22,254	23,436	(5.0)%
Total net revenues	1,017,440	1,054,745	(3.5)%	3,041,926	3,254,708	(6.5)%
Expenses
Commission and advisory	657,432	701,585	(6.3)%	1,954,123	2,179,686	(10.3)%
Compensation and benefits	107,988	110,494	(2.3)%	327,816	335,111	(2.2)%
Promotional	42,609	42,040	1.4%	113,010	104,416	8.2%
Depreciation and amortization	18,434	17,231	7.0%	56,145	50,856	10.4%
Amortization of intangible assets	9,502	9,535	(0.3)%	28,536	28,708	(0.6)%
Occupancy and equipment	23,530	19,760	19.1%	67,347	61,957	8.7%
Professional services	17,045	15,341	11.1%	49,184	43,914	12.0%
Brokerage, clearing, and exchange	13,098	13,403	(2.3)%	40,296	39,680	1.6%
Communications and data processing	10,333	11,253	(8.2)%	31,801	33,974	(6.4)%
Restructuring charges	—	3,071	(100.0)%	—	11,487	(100.0)%
Other	25,356	28,852	(12.1)%	69,512	86,796	(19.9)%
Total operating expenses	925,327	972,565	(4.9)%	2,737,770	2,976,585	(8.0)%
Non-operating interest expense	23,889	13,493	77.0%	71,583	40,671	76.0%
Income before provision for income taxes	68,224	68,687	(0.7)%	232,573	237,452	(2.1)%
Provision for income taxes	16,270	27,635	(41.1)%	82,378	95,480	(13.7)%
Net income	$51,954	$41,052	26.6%	$150,195	$141,972	5.8%

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
The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Variable annuities	$169,413	$189,623	$(20,210)	(10.7)%
Mutual funds	137,238	144,441	(7,203)	(5.0)%
Alternative investments	8,514	26,113	(17,599)	(67.4)%
Fixed annuities	44,933	42,417	2,516	5.9%
Equities	20,263	24,875	(4,612)	(18.5)%
Fixed income	21,756	21,778	(22)	(0.1)%
Insurance	18,083	19,105	(1,022)	(5.3)%
Group annuities	11,266	11,777	(511)	(4.3)%
Other	220	142	78	54.9%
Total commission revenue	$431,686	$480,271	$(48,585)	(10.1)%

The following table sets forth our commission revenue, by sales-based and trailing commission revenue (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Sales-based
Variable annuities	$57,337	$78,113	$(20,776)	(26.6)%
Mutual funds	34,985	39,463	(4,478)	(11.3)%
Alternative investments	7,198	24,932	(17,734)	(71.1)%
Fixed annuities	41,995	40,552	1,443	3.6%
Equities	20,263	24,875	(4,612)	(18.5)%
Fixed income	16,588	16,588	—	—%
Insurance	16,520	17,675	(1,155)	(6.5)%
Group annuities	1,258	1,701	(443)	(26.0)%
Other	220	142	78	54.9%
Total sales-based revenue	$196,364	$244,041	$(47,677)	(19.5)%
Trailing
Variable annuities	$112,076	$111,510	$566	0.5%
Mutual funds	102,253	104,978	(2,725)	(2.6)%
Alternative investments	1,316	1,181	135	11.4%
Fixed annuities	2,938	1,865	1,073	57.5%
Fixed income	5,168	5,190	(22)	(0.4)%
Insurance	1,563	1,430	133	9.3%
Group annuities	10,008	10,076	(68)	(0.7)%
Total trailing revenue	$235,322	$236,230	$(908)	(0.4)%
Total commission revenue	$431,686	$480,271	$(48,585)	(10.1)%
The decrease in sales-based commission revenue for the three months ended September 30, 2016, compared with the same period in 2015, was primarily due to a decrease in activity for variable annuities, alternative investments, equities, and mutual funds. Continued investor uncertainty in the low interest rate environment led to a decline in demand for variable annuities and mutual funds. Alternative investment sales commissions were primarily challenged by marketplace uncertainties in response to regulatory changes.
Trailing revenues are recurring in nature and the decrease in revenue for the period reflects a decrease in the market value of the underlying assets.

The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Variable annuities	$514,521	$585,354	$(70,833)	(12.1)%
Mutual funds	406,741	453,658	(46,917)	(10.3)%
Alternative investments	25,415	116,793	(91,378)	(78.2)%
Fixed annuities	150,622	113,616	37,006	32.6%
Equities	61,588	75,684	(14,096)	(18.6)%
Fixed income	63,703	69,836	(6,133)	(8.8)%
Insurance	56,297	60,817	(4,520)	(7.4)%
Group annuities	34,708	37,160	(2,452)	(6.6)%
Other	573	441	132	29.9%
Total commission revenue	$1,314,168	$1,513,359	$(199,191)	(13.2)%
The following table sets forth our commission revenue, by sales-based and trailing commission revenue (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Sales-based
Variable annuities	$186,963	$243,556	$(56,593)	(23.2)%
Mutual funds	111,548	136,388	(24,840)	(18.2)%
Alternative investments	20,892	110,957	(90,065)	(81.2)%
Fixed annuities	142,962	108,206	34,756	32.1%
Equities	61,588	75,684	(14,096)	(18.6)%
Fixed income	48,648	54,378	(5,730)	(10.5)%
Insurance	52,047	55,493	(3,446)	(6.2)%
Group annuities	4,222	5,197	(975)	(18.8)%
Other	573	441	132	29.9%
Total sales-based revenue	$629,443	$790,300	$(160,857)	(20.4)%
Trailing
Variable annuities	327,558	341,798	(14,240)	(4.2)%
Mutual funds	295,193	317,270	(22,077)	(7.0)%
Alternative investments	4,523	5,836	(1,313)	(22.5)%
Fixed annuities	7,660	5,410	2,250	41.6%
Fixed income	15,055	15,458	(403)	(2.6)%
Insurance	4,250	5,324	(1,074)	(20.2)%
Group annuities	30,486	31,963	(1,477)	(4.6)%
Total trailing revenue	$684,725	$723,059	$(38,334)	(5.3)%
Total commission revenue	$1,314,168	$1,513,359	$(199,191)	(13.2)%
The decrease in sales-based commission revenue for the nine months ended September 30, 2016, compared with the same period in 2015, was primarily due to a decrease in activity for alternative investments, variable annuities, and mutual funds. Alternative investment sales commissions were primarily challenged by marketplace uncertainties in response to regulatory changes. Significant market volatility and investor uncertainty in the low interest rate environment led to a decline in demand for variable annuities and mutual funds and shifted investors' focus from portfolio growth to income streams with minimal risk to principal. This led to the increase in sales of fixed annuities, which pay guaranteed rates of interest and can appeal to investors wary of market volatility.

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
The following table summarizes all activity in advisory assets under our custody (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance - Beginning of period	$196.1	$186.8	$187.2	$175.8
Net new advisory assets	4.1	4.2	8.9	13.7
Market impact	5.3	(11.3)	9.4	(9.8)
Balance - End of period	$205.5	$179.7	$205.5	$179.7
Net new advisory assets for the three and nine months ended September 30, 2016 and 2015 had a limited impact on advisory fee revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory fee revenue and have resulted primarily from recruiting of new advisors to our Hybrid RIA platform and the continued shift by our existing advisors from brokerage towards more advisory business. With advisory fees for the period calculated based on the ending market value of the immediately preceding period, revenues for any particular quarter are primarily driven by each of the prior quarter's month-end advisory assets under management. The decrease in advisory revenue for the three and nine months ended September 30, 2016, compared with the same periods in 2015 is due to a shift of advisors to our Hybrid RIA platform that more than offset the net new advisory assets.
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

The following table summarizes the composition of total advisory assets under our custody as of September 30, 2016 and 2015 (in billions):

	September 30,
	2016	2015	$ Change	% Change
Advisory assets under management(1)	$124.9	$119.1	$5.8	4.9%
Hybrid RIA assets in advisory accounts custodied by LPL Financial	80.6	60.6	20.0	33.0%
Total advisory assets under custody	$205.5	$179.7	$25.8	14.4%
_______________________________

(1)	Consists of advisory assets under management on our corporate advisory platform.
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
Asset-based revenues for the three months ended September 30, 2016, increased to $138.3 million, or 11.6% from $123.9 million for the three months ended September 30, 2015. The increase is due primarily to increased revenues from our cash sweep program. Cash sweep revenue increased to $40.7 million for the three months ended September 30, 2016, from $24.0 million for the three months ended September 30, 2015, due to the impact of the increase in the target range for the federal funds effective rate and an increase in average assets in our cash sweep program as investors increased the balances of their assets held in cash in response to the volatility in the financial markets. As of September 30, 2016, our cash sweep balances had grown to $29.2 billion from $27.7 billion as of September 30, 2015, with average cash sweep balances of $29.1 billion and $26.7 billion during the three months ended September 30, 2016 and 2015, respectively. The increase in cash sweep revenue was partially offset by a 2.3% decrease in other asset-based revenues, due in part to lower average billable assets.
Asset-based revenues for the nine months ended September 30, 2016, increased to $412.3 million, or 11.6%, from $369.6 million compared with the same period in 2015. The increase is due primarily to increased revenues from our cash sweep program. Cash sweep revenues increased to $125.0 million for the nine months ended September 30, 2016, from $68.1 million for the nine months ended September 30, 2015, due to the impact of the increase in the target range for the federal funds effective rate and an increase in average assets in our cash sweep program as investors increased the balances of their assets held in cash in response to the volatility in the financial markets. Our average assets in our cash sweep assets have grown to $29.7 billion from $25.2 billion an increase of 17.9% for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash sweep revenue was partially offset by a 4.7% decrease in other asset-based revenues, due in part to lower average billable assets.
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
Transaction and fee revenues increased for the three and nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to the increase in account termination fees which resulted from the departure of an institutional client due to an acquisition by a bank with its own broker-dealer.
Interest Income, net of Interest Expense
We earn interest income, net from client margin accounts and cash equivalents. Period-over-period variances correspond to changes in the average balances of assets in margin accounts and cash equivalents.

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
Other revenues increased for the three months ended September 30, 2016, compared to the same period in 2015 primarily due to the increase in gains of $14.0 million in realized and unrealized gains on approximately $130.4 million of assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan.
Other revenues decreased for the nine months ended September 30, 2016, compared to the same period in 2015 primarily due to decreases in alternative investment marketing allowances of $17.0 million associated with a decline in related sales due to marketplace uncertainties in response to regulatory changes, which were offset by the increase in gains of $14.2 million in realized and unrealized gains on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan.
Expenses
Commission and Advisory Expenses
Commission and advisory expenses are comprised of the following: base payout amounts that are earned by and paid out to advisors and institutions based on commission and advisory revenues earned on each client's account (referred to as gross dealer concessions, or “GDC”); production bonuses earned by advisors and institutions based on the levels of commission and advisory revenues they produce; the recognition of share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at each reporting period; and the deferred commissions and advisory fee expenses associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to our advisors.
Our production payout ratio is calculated as commission and advisory expenses divided by GDC. We calculate GDC as the sum of our commission and advisory revenues, as set forth on our unaudited condensed consolidated statements of income. The following table shows the components of our production payout and total payout ratios, each of which is a statistical or operating measure:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015		2016	2015
Base payout rate(1)	83.10%	83.17%	(7 bps)	82.93%	83.35%	(42 bps)
Production based bonuses	3.04%	3.12%	(8 bps)	2.39%	2.49%	(10 bps)
GDC sensitive payout	86.14%	86.29%	(15 bps)	85.32%	85.84%	(52 bps)
Non-GDC sensitive payout(2)	1.10%	(0.89)%	199 bps	0.44%	(0.08)%	52 bps
Total Payout Ratio	87.24%	85.40%	184 bps	85.76%	85.76%	—
_______________________________

(1)	Our production payout ratio is calculated as commission and advisory expenses, divided by GDC (see description above).

(2)
Non-GDC Sensitive Payout includes share-based compensation expense from equity awards granted to advisors and financial institutions and mark-to-market gains or losses on amounts designated by advisors as deferred.

The increase in our total payout ratio, a statistical or operating measure, for the three months ended September 30, 2016, compared to the same period in 2015 was primarily driven by higher advisor share-based compensation following an increase in our stock price.
Our total payout ratio, a statistical or operating measure, for the nine months ended September 30, 2016, compared with the same period in 2015 remained unchanged but was primarily affected by the ongoing movement of advisors to our Hybrid RIA platform, a decrease in our production bonuses correlating to lower sales during the period, offset by higher advisor share-based compensation following increases in our stock price. Production based bonuses are based on qualified levels of commission and advisory revenues produced by advisors during a calendar year.

Compensation and Benefits Expense
Compensation and benefits expense includes salaries and wages and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Average Number of Employees	3,262	3,394	(3.9)%	3,332	3,369	(1.1)%
The decrease in compensation and benefits expense for the three months ended September 30, 2016, compared with the same period in 2015 was primarily driven by share-based compensation expense timing and an increase in capitalized salary and benefits associated with technology projects.
The decrease in compensation and benefits expense for the nine months ended September 30, 2016, compared with the same period in 2015 was primarily driven by share-based compensation expense timing and an increase in capitalized salary and benefits associated with technology projects.
Promotional Expense
Promotional expenses include costs related to our hosting of certain advisor conferences that serve as training, sales, and marketing events, as well as business development costs related to recruiting, such as transition assistance and amortization related to forgivable loans issued to advisors.
The increase in promotional expense for the three months ended September 30, 2016, compared with the same period in 2015 was primarily driven by increases in business development associated with advisor transition assistance, partially offset by reduced expenses related to our annual national advisor conference.
The increase in promotional expense for the nine months ended September 30, 2016, compared with the same period in 2015 was primarily driven by increases in business development associated with advisor transition assistance and advisor referral bonuses.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
The increase in depreciation and amortization of $1.2 million and $5.3 million for the three and nine months ended September 30, 2016, compared with the same periods in 2015, respectively, was primarily due to increases in internally developed software and purchased hardware and software.
Amortization of Intangible assets
Amortization of intangible assets is consistent over prior periods and represents the benefits received for using long-lived assets, which consist of intangible assets established through our acquisitions.
Occupancy and Equipment Expense
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expenses on computer hardware and other equipment.
The increase in occupancy and equipment expense of $3.8 million and $5.4 million for the three and nine months ended September 30, 2016, compared with the same periods in 2015, respectively, was primarily due to an increase in costs related to repairs and maintenance of computer hardware and equipment as well as an increase in software licensing fees.
Professional Services
Professional services includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements.

The increase in professional services of $1.7 million and $5.3 million for the three and nine months ended September 30, 2016, compared with the same periods in 2015, respectively, was primarily due to an increase in non-capitalized costs related to service and technology enhancements and an increase in costs associated with legal matters.
Brokerage, Clearing, and Exchange Fees
Brokerage, clearing, and exchange fees include expenses originating from trading or clearing operations as well as any exchange membership fees. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.
Brokerage, clearing, and exchange fees have remained relatively flat and consistent with the volume of sales and trading activity for the three and nine months ended September 30, 2016, compared with the same periods in 2015.
Communications and Data Processing
Communications expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges, and markets. Data processing expense consists primarily of customer statement processing and postage costs.
The decrease in communications and data processing expenses of $0.9 million and $2.2 million for the three and nine months ended September 30, 2016, compared with the same periods in 2015, respectively, was primarily due to reduced data and conferencing services.
Restructuring Charges
The restructuring charges for the three and nine months ended September 30, 2015, primarily represent expenses incurred as a result of our Service Value Commitment initiative, which was completed in 2015. These charges relate primarily to consulting fees paid to support our technology transformation as well as employee severance obligations and other related costs and non-cash charges for impairment. Also included in the 2015 restructuring charges are expenses incurred as part of the restructuring of our subsidiary, Fortigent Holdings Company, Inc. (together with its subsidiaries, "Fortigent"), which was completed in 2015.
Other Expenses
Other expenses include the estimated costs of the investigation, settlement, and resolution of regulatory matters, licensing fees, insurance, broker-dealer regulator fees, and other miscellaneous expenses.
The decrease in other expenses of $3.5 million and $17.3 million for the three and nine months ended September 30, 2016, compared with the same periods in 2015, respectively, was primarily driven by lower costs of the investigation, settlement, and resolution of regulatory matters as well as reduced travel expenses.
Non-Operating Interest Expense
Non-operating interest expense results from our senior secured credit facilities. Period-over-period variances correspond to an increase in interest rate and changes in the level of outstanding indebtedness relating to these facilities.
Provision for Income Taxes
We estimate our full-year effective income tax rate at the end of each reporting period. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The tax rate in any quarter can be affected positively and negatively by adjustments that are required to be reported in the quarter in which resolution of the item occurs. The effective income tax rates reflect the impact of state taxes, settlement contingencies, tax credits, and expenses that are not deductible for tax purposes.
Our effective tax rate was 23.8% and 40.2% for the three months ended September 30, 2016 and 2015, respectively.
Our effective tax rate was 35.4% and 40.2% for the nine months ended September 30, 2016 and 2015, respectively.
During the third quarter of 2016, we updated our calculation of the tax benefits that we could obtain associated with internally developed software. The total additional tax benefit recorded during the third quarter, net of potential tax contingencies, was approximately $11.7 million.

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
A summary of changes in our cash flow is provided as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash flows provided by (used in):
Operating activities	$262,085	$208,467
Investing activities	(96,025)	(53,196)
Financing activities	(103,225)	(157,567)
Net increase (decrease) in cash and cash equivalents	62,835	(2,296)
Cash and cash equivalents — beginning of period	724,529	412,332
Cash and cash equivalents — end of period	$787,364	$410,036
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.
Net cash provided by operating activities includes changes in operating asset and liability balances related to settlement and funding of client transactions, receivables from product sponsors, and accrued commission and advisory expenses due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal drivers of changes to our net cash from operating activities and can fluctuate significantly from day-to-day and period-to-period depending on overall trends and clients' behaviors.
The change in cash flows provided by operating activities for the nine months ended September 30, 2016, compared to the same period in 2015 was primarily attributable to an increase in cash provided by client receivables, an increase in cash provided by accounts payable and accrued liabilities, a decrease in cash used in drafts payable and payable to clients, partially offset by a decrease in cash provided by cash segregated under federal and other regulations, an increase in cash used in receivables from product sponsors and advisor loans.
The change in cash flows used in investing activities for the nine months ended September 30, 2016, as compared to the same period in 2015 was primarily attributable to an increase in capital expenditures related to the construction of the Company's new campus in Fort Mill, South Carolina and an increase in capital expenditures for technology to support growth.
The change in the cash flows used in financing activities for the nine months ended September 30, 2016, compared to the same period in 2015 was primarily attributable to a decrease in repurchases of our common stock under our repurchase programs approved by our board of directors (the "Board of Directors" or "Board"), and a decrease in dividends due to a lower number of shares outstanding in the current period compared to the prior period, partially offset by decreases in proceeds from our revolving credit facility, a decrease in proceeds from stock option exercises, and an increase in our repayment of senior secured term loans.
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
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain for regulatory capital and reserves based on the requirements of our regulators and clearing organizations, which also consider client balances and trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When an advisor's client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan, or sell securities, up to 140% of the client's margin loan balance, that collateralize those margin accounts. As of September 30, 2016, we had approximately $202.9 million of client margin loans, collateralized with securities having a fair value of approximately $284.0 million that we can re-pledge, loan, or sell. Of these securities, approximately $35.6 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of September 30, 2016, there were no restrictions that materially limited our ability to re-pledge, loan, or sell the remaining $248.4 million of client collateral.
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
Our registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At September 30, 2016, LPL Financial's excess net capital was $87.1 million.
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
Set forth below is a reconciliation from our net income to Credit Agreement EBITDA for the three months ended September 30, 2016 (in thousands):

Net income	$51,954
Non-operating interest expense	23,889
Provision for income taxes	16,270
Depreciation and amortization	18,434
Amortization of intangible assets	9,502
EBITDA	120,049
Credit Agreement Adjustments:
Employee share-based compensation expense(1)	4,431
Advisor share-based compensation expense(2)	2,327
Other(3)	5,727
Credit Agreement EBITDA	$132,534
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
As of September 30, 2016, we were in compliance with all of our covenant requirements. Our covenant requirements and actual ratios were as follows:

Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	5.0	3.57
Interest Coverage (Minimum)	3.0	6.20
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
Contractual Obligations
We are involved in a build-to-suit lease arrangement in Fort Mill, South Carolina, under which we serve as the construction agent on behalf of the landlord. Under such arrangement, we have obligations to fund cost over-runs in our capacity as the construction agent, and accordingly have determined that under lease accounting standards we bear substantially all of the risks and rewards of ownership as measured under GAAP. We are therefore required to report the landlord's costs of construction on our balance sheet as a fixed asset during the construction period as if we owned such asset. As of September 30, 2016, we have recorded $105.9 million in fixed assets in connection with this arrangement and an equal and off-setting leasehold financing obligation on the unaudited condensed consolidated statement of financial condition. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, we will amortize the obligation over the lease term and depreciate the asset over the life of the lease. We will not report rent expense for the lease; rather, lease payments will be recognized as a reduction of the financing obligation and interest expense. See Note 2. Summary of Significant Accounting Policies within the notes to the unaudited condensed consolidated financial statements for further detail as well as Risks Related to Our Business Generally section within Part I, "Item 1A. Risk Factors" in our 2015 Annual Report on Form 10-K for more information about the risks associated with this real estate development project.
During the nine months ended September 30, 2016, there have been no material changes in our contractual obligations, other than in the ordinary course of business or as noted above, from those disclosed in our 2015 Annual Report on Form 10-K. See Note 7. Debt and Note 8. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K, for further detail on operating lease obligations and obligations under noncancelable service contracts.
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

Item 1. Financial Statements (unaudited)

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Commission	$431,686	$480,271	$1,314,168	$1,513,359
Advisory	321,911	341,217	964,298	1,028,213
Asset-based	138,291	123,921	412,339	369,625
Transaction and fee	108,413	105,593	312,927	305,099
Interest income, net of interest expense	5,372	5,221	15,940	14,976
Other	11,767	(1,478)	22,254	23,436
Total net revenues	1,017,440	1,054,745	3,041,926	3,254,708
EXPENSES
Commission and advisory	657,432	701,585	1,954,123	2,179,686
Compensation and benefits	107,988	110,494	327,816	335,111
Promotional	42,609	42,040	113,010	104,416
Depreciation and amortization	18,434	17,231	56,145	50,856
Amortization of intangible assets	9,502	9,535	28,536	28,708
Occupancy and equipment	23,530	19,760	67,347	61,957
Professional services	17,045	15,341	49,184	43,914
Brokerage, clearing, and exchange	13,098	13,403	40,296	39,680
Communications and data processing	10,333	11,253	31,801	33,974
Restructuring charges	—	3,071	—	11,487
Other	25,356	28,852	69,512	86,796
Total operating expenses	925,327	972,565	2,737,770	2,976,585
Non-operating interest expense	23,889	13,493	71,583	40,671
INCOME BEFORE PROVISION FOR INCOME TAXES	68,224	68,687	232,573	237,452
PROVISION FOR INCOME TAXES	16,270	27,635	82,378	95,480
NET INCOME	$51,954	$41,052	$150,195	$141,972
EARNINGS PER SHARE (NOTE 11)
Earnings per share, basic	$0.58	$0.43	$1.69	$1.48
Earnings per share, diluted	$0.58	$0.43	$1.67	$1.46
Weighted-average shares outstanding, basic	89,092	94,972	89,025	95,744
Weighted-average shares outstanding, diluted	89,951	96,472	89,732	97,303
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET INCOME	$51,954	$41,052	$150,195	$141,972
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $85, ($98), $133, and $96 for the three and nine months ended September 30, 2016 and 2015, respectively	135	(156)	209	121
Reclassification adjustment for realized gain on cash flow hedges included in professional services in the condensed consolidated statements of income, net of tax expense of $48, $62, $204, and $290 for the three and nine months ended September 30, 2016 and 2015, respectively	(70)	(100)	(318)	(463)
Total other comprehensive income (loss), net of tax	65	(256)	(109)	(342)
TOTAL COMPREHENSIVE INCOME	$52,019	$40,796	$150,086	$141,630

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except share data)

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$787,364	$724,529
Cash and securities segregated under federal and other regulations	597,114	671,339
Restricted cash	38,471	27,839
Receivables from:
Clients, net of allowance of $1,629 at September 30, 2016 and $1,464 at December 31, 2015	292,549	339,089
Product sponsors, broker-dealers, and clearing organizations	176,741	161,224
Advisor loans, net of allowance of $697 at September 30, 2016 and $697 at December 31, 2015	178,924	148,978
Others, net of allowance of $12,486 at September 30, 2016 and $9,856 at December 31, 2015	191,874	180,161
Securities owned:
Trading — at fair value	11,835	11,995
Held-to-maturity — at amortized cost	9,864	9,847
Securities borrowed	10,446	6,001
Income taxes receivable	2,305	—
Fixed assets, net of accumulated depreciation and amortization of $378,764 at September 30, 2016 and $328,880 at December 31, 2015	373,098	275,419
Goodwill	1,365,838	1,365,838
Intangible assets, net of accumulated amortization of $371,276 at September 30, 2016 and $342,740 at December 31, 2015	363,495	392,031
Other assets	209,838	206,771
Total assets	$4,609,756	$4,521,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$161,444	$189,083
Payables to clients	715,289	747,421
Payables to broker-dealers and clearing organizations	51,890	48,032
Accrued commission and advisory expenses payable	129,249	129,512
Accounts payable and accrued liabilities	367,096	332,492
Income taxes payable	—	8,680
Unearned revenue	72,959	65,480
Securities sold, but not yet purchased — at fair value	85	268
Senior secured credit facilities, net of unamortized debt issuance cost of $23,139 at September 30, 2016 and $26,797 at December 31, 2015	2,178,641	2,188,240
Leasehold financing obligation	105,939	59,940
Deferred income taxes, net	36,038	36,303
Total liabilities	3,818,630	3,805,451
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 119,766,574 shares issued at September 30, 2016 and 119,572,352 shares issued at December 31, 2015	120	119
Additional paid-in capital	1,435,037	1,418,298
Treasury stock, at cost — 30,638,748 shares at September 30, 2016 and 30,048,027 shares at December 31, 2015	(1,195,282)	(1,172,490)
Accumulated other comprehensive income	444	553
Retained earnings	550,807	469,130
Total stockholders’ equity	791,126	715,610
Total liabilities and stockholders’ equity	$4,609,756	$4,521,061
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2014	118,235	$118	$1,355,085	21,090	$(780,661)	$937	$396,121	$971,600
Net income and other comprehensive income (loss), net of tax expense						(342)	141,972	141,630
Issuance of common stock to settle restricted stock units, net	172	1		64	(2,868)			(2,867)
Treasury stock purchases				3,325	(140,835)			(140,835)
Cash dividends on common stock							(72,056)	(72,056)
Stock option exercises and other	832		22,331	(44)	1,547		22	23,900
Share-based compensation			22,577					22,577
Excess tax benefits (tax deficiency) from share-based compensation			1,448					1,448
BALANCE — September 30, 2015	119,239	$119	$1,401,441	24,435	$(922,817)	$595	$466,059	$945,397
BALANCE — December 31, 2015	119,572	$119	$1,418,298	30,048	$(1,172,490)	$553	$469,130	$715,610
Net income and other comprehensive income (loss), net of tax expense						(109)	150,195	150,086
Issuance of common stock to settle restricted stock units, net	141	1		49	(1,099)			(1,098)
Treasury stock purchases				635	(25,013)			(25,013)
Cash dividends on common stock							(66,773)	(66,773)
Stock option exercises and other	54		1,321	(93)	3,320		(1,745)	2,896
Share-based compensation			16,875					16,875
Excess tax benefits (tax deficiency) from share-based compensation			(1,457)					(1,457)
BALANCE — September 30, 2016	119,767	$120	$1,435,037	30,639	$(1,195,282)	$444	$550,807	$791,126
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$150,195	$141,972
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	56,145	50,856
Amortization of intangible assets	28,536	28,708
Amortization of debt issuance costs	4,318	2,198
Share-based compensation	16,875	22,577
Excess tax benefits related to share-based compensation	(20)	(2,420)
Provision for bad debts	2,885	1,632
Deferred income tax provision	(194)	(1,354)
Loan forgiveness	32,646	27,469
Other	(3,522)	1,194
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	74,225	98,208
Deposit of restricted cash related to captive insurance subsidiary	(15,939)	(26,829)
Release of restricted cash related to captive insurance subsidiary	3,863	4,867
Receivables from clients	46,376	20,948
Receivables from product sponsors, broker-dealers, and clearing organizations	(15,518)	23,164
Advisor loans	(62,592)	(51,633)
Receivables from others	(14,343)	(9,890)
Securities owned	686	(3,763)
Securities borrowed	(4,446)	(1,453)
Other assets	1,657	3,457
Drafts payable	(27,639)	(35,792)
Payables to clients	(32,132)	(94,174)
Payables to broker-dealers and clearing organizations	3,858	(1,896)
Accrued commission and advisory expenses payable	(263)	(13,822)
Accounts payable and accrued liabilities	20,095	31,820
Income taxes receivable/payable	(10,964)	(14,866)
Unearned revenue	7,479	7,365
Securities sold, but not yet purchased	(182)	(76)
Net cash provided by operating activities	$262,085	$208,467

Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(97,448)	$(51,553)
Purchase of securities classified as held-to-maturity	(4,020)	(4,602)
Proceeds from maturity of securities classified as held-to-maturity	4,000	2,350
Deposits of restricted cash	—	(500)
Release of restricted cash	1,443	1,109
Net cash used in investing activities	(96,025)	(53,196)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	456,000
Repayments of revolving credit facility	—	(416,000)
Repayment of senior secured term loans	(13,257)	(8,129)
Tax payments related to settlement of restricted stock units	(1,098)	(2,867)
Repurchase of common stock	(25,013)	(140,835)
Dividends on common stock	(66,773)	(72,056)
Excess tax benefits related to share-based compensation	20	2,420
Proceeds from stock option exercises and other	2,896	23,900
Net cash used in financing activities	(103,225)	(157,567)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,835	(2,296)
CASH AND CASH EQUIVALENTS — Beginning of period	724,529	412,332
CASH AND CASH EQUIVALENTS — End of period	$787,364	$410,036
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$69,170	$38,509
Income taxes paid	$94,997	$112,899
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$20,931	$7,843
Finance obligation related to real estate project	$45,998	$43,182
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
The Company’s significant accounting policies are included in Note 2. Summary of Significant Accounting Policies, in the Company’s audited consolidated financial statements and the related notes for the year ended

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2015. There have been no significant changes to these accounting policies during the first nine months of 2016.
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
Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness. The Company carries its held-to-maturity securities and indebtedness at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 3. Fair Value Measurements, for additional detail regarding the Company’s fair value measurements. As of September 30, 2016, the carrying amount and fair value of the Company’s indebtedness was approximately $2,201.8 million and $2,223.9 million, respectively. As of December 31, 2015, the carrying amount and fair value was approximately $2,215.0 million and $2,200.0 million, respectively.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The amendments in ASU 2016-15 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those periods, and early adoption is permitted. The Company is currently evaluating the impact the new rule will have on its consolidated financial statements and related disclosures.

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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the nine months ended September 30, 2016.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At September 30, 2016, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At September 30, 2016, the Company did not adjust prices received from the independent third-party pricing services.
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
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$92,670	$—	$—	$92,670
Securities owned — trading:
Money market funds	326	—	—	326
Mutual funds	7,629	—	—	7,629
Equity securities	37	—	—	37
Debt securities	—	343	—	343
U.S. treasury obligations	3,500	—	—	3,500
Total securities owned — trading	11,492	343	—	11,835
Other assets	130,223	6,527	—	136,750
Total assets at fair value	$234,385	$6,870	$—	$241,255
Liabilities
Securities sold, but not yet purchased:
Mutual funds	$5	$—	$—	$5
Equity securities	65	—	—	65
Debt securities	—	15	—	15
Total securities sold, but not yet purchased	70	15	—	85
Accounts payable and accrued liabilities	—	5	527	532
Total liabilities at fair value	$70	$20	$527	$617

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
The amortized cost, gross unrealized gain or loss, and fair value of securities held-to-maturity were as follows (in thousands):

	September 30, 2016	December 31, 2015
Amortized cost	$9,864	$9,847
Gross unrealized gain (loss)	25	(26)
Fair value	$9,889	$9,821
At September 30, 2016, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$4,000	$5,364	$500	$9,864
U.S. government notes — at fair value	$4,002	$5,367	$520	$9,889

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

5.    Derivative Financial Instruments
In May 2013, in conjunction with its Service Value Commitment initiative, the Company entered into a long-term contractual obligation (the “Agreement”) with a third-party provider to enhance the quality, speed, and cost of its processes by outsourcing certain functions. The Agreement provides that on each annual anniversary date of the signing of the Agreement, the price for services (denominated in U.S. dollars) is to be adjusted for the then-current exchange rate between the U.S. dollar (“USD”) and the Indian rupee (“INR”). The Company bears the risk of currency movement at each of the annual reset dates.
To mitigate foreign currency risk arising from these annual reset events, the Company entered into four non-deliverable foreign currency contracts, all of which have been designated as cash flow hedges. The first two cash flow hedges settled in 2014 and 2015 and have been fully recognized in net income. The third cash flow hedge, with a notional amount of 560.4 million INR, or $7.8 million, settled in June 2016. The Company received a settlement of $0.6 million, which will be reclassified out of accumulated other comprehensive income and recognized in net income ratably over 12-month period ending May 31, 2017 to match the timing of the underlying hedged item.
The details related to the remaining non-deliverable foreign currency contracts at September 30, 2016, are as follows (in millions, except foreign exchange rate):

	Settlement Date	Hedged Notional Amount (INR)	Contractual INR/USD Foreign Exchange Rate	Hedged Notional Amount (USD)
Cash flow hedge #4	6/2/2017	560.4	74.20	$7.5
Total hedged amount				$7.5
The fair value of the derivative instruments, which are included in other assets in the unaudited condensed consolidated statements of financial condition, were as follows (in thousands):

	September 30, 2016	December 31, 2015
Cash flow hedges	$566	$741
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s outstanding borrowings as of the dates below were as follows (dollars in thousands):

		September 30, 2016			December 31, 2015
Senior Secured Credit Facilities	Maturity	Balance	Interest Rate		Balance	Interest Rate
Senior secured term loans:
Term Loan A	9/30/2019	$459,375	3.02%	(1)	$459,375	2.74%
2019 Term Loan B	3/29/2019	421,401	3.25%	(2)	424,676	3.25%
2021 Term Loan B	3/29/2021	626,254	4.25%	(3)	630,986	4.25%
2022 Term Loan B	11/20/2022	694,750	4.75%	(4)	700,000	4.75%
Total borrowings		2,201,780			2,215,037
Less Unamortized Debt Issuance Cost		23,139			26,797
Long-term borrowings — net of unamortized debt issuance cost		$2,178,641			$2,188,240
_____________________

(1)	The variable interest rate per annum is either (a) 150 bps over the base rate or (b) 250 bps over the LIBOR rate (subject to a leverage based grid)

(2)	The variable interest rate per annum is either (a) 150 bps over the base rate or (b) 250 bps over the LIBOR rate (subject to a LIBOR floor of 75 bps)

(3)	The variable interest rate per annum is either (a) 250 bps over the base rate or (b) 350 bps over the LIBOR rate (subject to a LIBOR floor of 75 bps)

(4)	The variable interest rate per annum is either (a) 300 bps over the base rate or (b) 400 bps over the LIBOR rate (subject to a LIBOR floor of 75 bps)
The Company is required to make quarterly payments on Term Loan B with a payment of the remaining balance due at maturity.
The Company also has a revolving credit facility with borrowing capacity of $400.0 million maturing on September 30, 2019.
As of September 30, 2016, the Company also had $14.6 million of irrevocable letters of credit, with an applicable interest rate margin of 2.50%, which were supported by the Company's revolving credit facility.
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of September 30, 2016, the Company was in compliance with such covenants.
Bank Loans Payable
The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200 million limit, and allows for both collateralized and uncollateralized borrowings. During the three months ended September 30, 2016, the Company drew $90.0 million on one of the lines of credit, which was outstanding for one day at an interest rate of 1.50%. During the three months ended September 30, 2015, the Company drew $55.0 million on one of the lines of credit, which was outstanding for one day at an interest rate of 1.50%. The lines were not otherwise utilized in 2016 and were not otherwise utilized in 2015. There were no balances outstanding at September 30, 2016 or December 31, 2015.
8.    Commitments and Contingencies
Leases
The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $6.3 million and $6.2 million for the three months ended September 30, 2016 and 2015, respectively, and $18.6 million and $19.4 million for the nine months ended September 30, 2016 and 2015, respectively.

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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no such significant unfunded commitments at September 30, 2016.
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
Self-Insurance Liabilities
The Company has self-insurance for certain potential liabilities, including various errors and omissions liabilities, through a wholly-owned captive insurance subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends. As of September 30, 2016, these self-insurance liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2016.
Other Commitments
As of September 30, 2016, the Company had approximately $202.9 million of client margin loans that were collateralized with securities having a fair value of approximately $284.0 million that it can re-pledge, loan, or sell. Of these securities, approximately $35.6 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of September 30, 2016, there were no restrictions that materially limited the Company's ability to re-pledge, loan, or sell the remaining $248.4 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $3.5 million and $4.3 million pledged to clearing organizations at September 30, 2016 and December 31, 2015, respectively.
The Company is involved in a build-to-suit lease arrangement in Fort Mill, South Carolina, under which it serves as the construction agent on behalf of the landlord. Under such arrangement, the Company has obligations to fund cost over-runs in its capacity as the construction agent, and accordingly has determined that under lease accounting standards it bears substantially all of the risks and rewards of ownership as measured under GAAP. The Company is therefore required to report the landlord's costs of construction on its balance sheet as a fixed asset during the construction period as if the Company owned such asset. As of September 30, 2016, the Company has recorded $105.9 million in fixed assets in connection with this arrangement and an equal and off-setting leasehold financing obligation on the unaudited condensed consolidated statements of financial condition.
9.    Stockholders' Equity
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company's board of directors ("Board of Directors") as well as certain limits under the Company's credit facilities. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows for the periods indicated (in millions, except per share data):

	2016		2015
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$22.2	$0.25	$24.2
Second quarter	$0.25	$22.3	$0.25	$24.1
Third quarter	$0.25	$22.3	$0.25	$23.8
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
On October 25, 2015 the Board of Directors authorized an increase to the share repurchase program of up to $500.0 million of shares of common stock. During the three months ended September 30, 2016, the Company did not repurchase shares. During the nine months ended September 30, 2016, the Company repurchased a total of 634,651 shares of its common stock at a weighted-average price of $39.41 for a total cost of $25.0 million. As of September 30, 2016, the Company was authorized to purchase up to an additional $225.0 million of shares pursuant to share repurchase programs approved by the Board of Directors.
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
There were 20,055,945 shares authorized for grant under the 2010 Plan after the amendment and restatement of the plan in May 2015. There were 8,455,991 shares reserved for issuance upon exercise or conversion of outstanding awards granted, and 9,719,427 shares remaining available for future issuance under the 2010 Plan, as of September 30, 2016.
Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee and officer stock options that have been granted during the nine months ended September 30, 2016:

Expected life (in years)	5.26
Expected stock price volatility	33.38%
Expected dividend yield	2.87%
Risk-free interest rate	1.16%
Fair value of options	$4.59
The fair value of each stock option or warrant awarded to advisors and financial institutions is estimated on the date of the grant and revalued at each reporting period using the Black-Scholes valuation model with the following weighted-average assumptions used during the nine months ended September 30, 2016:

Expected life (in years)	5.44
Expected stock price volatility	35.61%
Expected dividend yield	3.71%
Risk-free interest rate	1.15%
Fair value of options	$6.85

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s stock option and warrant activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2015	5,716,488	$34.31
Granted	2,111,496	$19.98
Exercised	(57,297)	$23.08
Forfeited	(406,804)	$32.21
Outstanding — September 30, 2016	7,363,883	$30.40	6.48	$29,358
Exercisable — September 30, 2016	4,036,019	$32.03	4.73	$9,289
Exercisable and expected to vest — September 30, 2016	7,155,596	$30.60	6.40	$27,603
The following table summarizes information about outstanding stock options and warrants at September 30, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$18.04 - $23.02	2,825,874	$20.32	7.31	888,828	$21.34
$23.41 - $30.00	1,235,102	$28.11	4.46	934,889	$28.14
$31.60 - $32.33	1,001,970	$31.88	5.93	767,427	$31.89
$34.01 - $39.60	827,693	$34.58	4.43	816,292	$34.53
$42.60 - $54.81	1,473,244	$48.31	8.13	628,583	$49.87
	7,363,883	$30.40	6.48	4,036,019	$32.03
The Company recognizes share-based compensation for stock options awarded to employees and officers based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized share-based compensation related to the vesting of these awards of $2.3 million and $4.1 million during the three months ended September 30, 2016 and 2015, respectively, and $8.5 million and $12.4 million during the nine months ended September 30, 2016 and 2015, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of September 30, 2016, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $10.0 million, which is expected to be recognized over a weighted-average period of 1.78 years.
During 2011 and 2012 the Company granted stock options and warrants to its advisors and financial institutions. Share-based compensation for these awards is based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $0.6 million and $0.1 million during the three months ended September 30, 2016 and 2015, respectively, and $0.3 million and $1.8 million during the nine months ended September 30, 2016 and 2015, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of September 30, 2016, total unrecognized compensation cost related to non-vested stock options and warrants granted to advisors and financial institutions was $0.8 million, which is expected to be recognized over a weighted-average period of 1.05 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock
The following summarizes the Company’s activity in its restricted stock awards and restricted stock units for the nine months ended September 30, 2016:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested — December 31, 2015	41,476	$43.99	636,701	$43.32
Granted	—	$—	555,930	$19.74
Vested	(36,881)	$44.35	(140,110)	$43.34
Forfeited	(3,185)	$40.81	(62,367)	$33.14
Nonvested — September 30, 2016	1,410	$41.91	990,154	$30.72
Expected to vest — September 30, 2016	1,409	$41.91	906,799	$31.24
The Company grants restricted stock awards to its directors and restricted stock units to its employees and officers. Both restricted stock awards and restricted stock units must vest or else are subject to forfeiture; however, restricted stock awards are included in our shares outstanding upon grant and have the same dividend and voting rights as our common stock. Share-based compensation is based on the grant date fair value and recognized over the requisite service period of the award, which generally equals the vesting period. The Company recognized $2.0 million and $2.0 million of share-based compensation related to the vesting of these restricted stock awards and restricted stock units during the three months ended September 30, 2016 and 2015, respectively, and $6.5 million and $6.4 million during the nine months ended September 30, 2016 and 2015, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of September 30, 2016, total unrecognized compensation cost for restricted stock awards granted to directors and restricted stock units granted to employees and officers was $11.2 million, which is expected to be recognized over a weighted-average remaining period of 1.89 years.
The Company also grants restricted stock units to its advisors and to financial institutions. Share-based compensation is based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $1.7 million and $0.4 million related to the vesting of these restricted stock units during the three months ended September 30, 2016 and 2015, respectively, and $1.0 million and $1.5 million during the nine months ended September 30, 2016 and 2015, respectively, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of September 30, 2016, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $5.5 million, which is expected to be recognized over a weighted-average remaining period of 2.06 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$51,954	$41,052	$150,195	$141,972

Basic weighted-average number of shares outstanding	89,092	94,972	89,025	95,744
Dilutive common share equivalents	859	1,500	707	1,559
Diluted weighted-average number of shares outstanding	89,951	96,472	89,732	97,303

Basic earnings per share	$0.58	$0.43	$1.69	$1.48
Diluted earnings per share	$0.58	$0.43	$1.67	$1.46
The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the three months ended September 30, 2016 and 2015, stock options, warrants, and restricted stock units representing common share equivalents of 4,622,802 shares and 2,068,568 shares, respectively, were anti-dilutive. For the nine months ended September 30, 2016 and 2015, stock options, warrants, and restricted stock units representing common share equivalents of 4,802,887 shares and 1,975,454 shares, respectively, were anti-dilutive.
12.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 35.0%, primarily as a result of state taxes, settlement contingencies, tax credits, tax deductions that are not expensed for financial statement purposes, and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 23.8% and 40.2% for the three months ended September 30, 2016 and 2015, respectively, and 35.4% and 40.2% for the nine months ended September 30, 2016 and 2015, respectively.
During the third quarter of 2016, the Company updated its calculation of the tax benefits that it could obtain associated with the software that is has developed. The total additional tax benefits recorded during the third quarter, net of potential tax contingencies, was approximately $11.7 million.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
13.    Related Party Transactions
The Company has related party transactions with certain portfolio companies of TPG Capital, a 9.9% shareholder of the Company's common stock and a firm of which one of our directors previously served as a partner. During the nine months ended September 30, 2016 and 2015, the Company recognized revenue for services provided to these portfolio companies of TPG Capital of $0.0 and $0.6 million, respectively. The Company incurred expenses for services provided by certain of the TPG portfolio companies of $0.0 and $4.2 million during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and 2015, receivables and payables from the TPG Capital portfolio companies were not material.
Additionally, through its subsidiary LPL Financial, the Company provides services and charitable contributions to the LPL Financial Foundation, an organization that provides volunteer and financial support within the Company's local communities. During the nine months ended September 30, 2016 and 2015, the Company had no material revenues or expenses recognized for services provided to or received from the LPL Financial Foundation.

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
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $93.5 million with a minimum net capital requirement of $6.4 million as of September 30, 2016.
The Company's subsidiary, PTC, operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to PTC's operations.
As of September 30, 2016 and December 31, 2015, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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
16.    Subsequent Events
On October 31, 2016, the Board of Directors declared a cash dividend of $0.25 per share on the Company's outstanding common stock to be paid on November 30, 2016 to all stockholders of record on November 16, 2016.

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
Changes in the value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices, and the correlation among these factors. We manage our trading inventory by product type. Our activities to facilitate client transactions generally involve mutual fund activities, including dividend reinvestments. The balances are based upon pending client activities, which are monitored by our Service, Trading, and Operations ("STO") Department. Because these positions arise from pending client transactions, there are no specific trading or position limits. Positions held to meet clearing deposit requirements consist of U.S. government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlement area within our STO Department. Our Research Department develops model portfolios that are used by advisors in developing client portfolios. We currently maintain approximately 217 accounts based on model portfolios. At the time a portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum for a client. Account minimums vary by product and can range from $5,000 to $250,000 per model. We utilize these positions to track the performance of the Research Department. The limits on this activity are based at the inception of each new model.
At September 30, 2016, the fair value of our trading securities owned was $11.8 million. Securities sold, but not yet purchased were immaterial at September 30, 2016. The fair value of securities included within other assets was $136.8 million at September 30, 2016. See Note 3. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased, and other assets associated with our client facilitation activities. See Note 4. Held-to-Maturity Securities, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
We do not enter into contracts involving derivatives or other similar financial instruments for proprietary trading purposes.
We also have market risk on the fees we earn that are based on the market value of brokerage and advisory assets, assets on which trailing commissions are paid, and assets eligible for sponsor payments.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of September 30, 2016, all of the outstanding debt under our Credit Agreement, $2.2 billion, was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are subject to the same, but off-setting interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at September 30, 2016 (in thousands):

	Outstanding at Variable Interest Rates	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facilities		Points	Points	Points	Points
Term Loan A	$459,375	$459	$1,148	$2,297	$4,594
Term Loan B	1,742,405	—	2,507	6,845	15,524
Variable Rate Debt Outstanding	$2,201,780	$459	$3,655	$9,142	$20,118
See Note 7. Debt, within the notes to the unaudited condensed consolidated financial statements for additional information.

As of September 30, 2016, we offered our advisors and their clients three primary cash sweep vehicles that are interest rate sensitive: our insured cash account ("ICA") for individuals, trusts and sole proprietorships, an insured deposit cash account ("DCA") for advisory individual retirement accounts, and a money market sweep vehicle involving multiple money market fund providers. While clients earn interest for balances on deposit in ICA and DCA, we earn a fee. Our fees from ICA are based on prevailing interest rates in the current interest rate environment. Changes in interest rates and fees for the insured bank deposit sweep vehicle are monitored by our Rate Setting Committee (the "RSC"), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicle relative to other products into which clients may move cash balances. The fees that we receive from the DCA vehicle are calculated as a per account fee; such fees increase as the federal funds target rate increases, subject to a cap.
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
These activities are transacted on either a cash or margin basis. Our credit exposure in these transactions consists primarily of margin accounts, through which we extend credit to advisors' clients collateralized by securities in the client’s account. Under many of these agreements, we are permitted to sell, re-pledge, or loan these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions.
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in clients' accounts is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our losses on margin accounts did not exceed $0.2 million during the nine months ended September 30, 2016 and 2015. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Operational Risk
Operational risk is defined as the risk of loss resulting from failed or inadequate processes or systems, actions by people, or external events. We operate in diverse markets and are reliant on the ability of our employees and information technology systems, as well as third-party service providers and their systems, to manage a large number of transactions effectively. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing operating environment with increasing transaction volumes and in light of increasing reliance on systems capabilities and performance, as well as third-party service providers. In the event of a failure or improper operation of systems or improper action by employees, advisors, or third-party service providers, we could suffer business disruptions, financial loss, data loss, regulatory sanctions, and damage to our reputation. Although we have developed business continuity and disaster recovery plans, those plans could be inadequate, disrupted, or otherwise unsuccessful in maintaining the stability, security, or continuity of critical systems as result of, among other things, obsolescence, improper operation, or other limitations of our current technology.
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
We operate a three lines of defense model whereby the primary ownership for risk and control processes is the responsibility of business and control owners who are the "first line" of defense in effectively managing risks. The first line is responsible for risk process ownership and is comprised of the business units, whose primary responsibility is for day-to-day compliance and risk management, including execution of desktop and supervisory procedures. These business owners and certain control owners implement and execute controls to manage risk, execute risk assessments, identify emerging risks, and comply with risk management policies. The second line of defense is comprised of certain departments within Governance, Risk and Compliance ("GRC"), STO, Business Technology Services ("BTS"), Finance, and Human Capital and this second line of defense provides risk and control assessment and oversight. The third line of defense is independent verification of the effectiveness of internal controls and is conducted by Internal Audit or in third-party reviews.
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
Subcommittees of the Risk Oversight Committee
The ROC has established multiple subcommittees that cover key areas of risk. The subcommittees meet regularly and are responsible for keeping the ROC informed and escalating issues in accordance with the Company’s escalation policies. The responsibilities of such subcommittees include, for example, oversight of the approval of new and complex investment products offered to advisors’ clients; oversight of the firm's technology; issues and trends related to advisor compliance and examination findings; whistle-blower and tips hotline allegations; and oversight of disclosures related to our financial reporting.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases on a monthly basis during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (millions)
July 1, 2016 through July 31, 2016	—	$—	—	$225
August 1, 2016 through August 31, 2016	—	$—	—	$225
September 1, 2016 through September 30, 2016	—	$—	—	$225
Total	—	$—	—	$225
____________________

(1)
On October 25, 2015 the Board of Directors authorized an increase to the share repurchase program of up to $500.0 million of shares of common stock. There were no share repurchases in the three months ended September 30, 2016. See Note 9. Stockholders' Equity, within the notes to the unaudited condensed consolidated financial statements for additional information.

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

LPL Financial Holdings Inc.
Date:	November 3, 2016	By:	/s/ MARK S. CASADY
Mark S. Casady
Chairman and Chief Executive Officer

Date:	November 3, 2016	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer