Form 10-Q
period 2017-03-31
LPL Financial Holdings Inc.
filed 2017-05-02
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of April 28, 2017 was 90,321,532.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company’s future financial and operating results, outlook, growth, plans, business strategies, liquidity, future indebtedness, future share repurchases, and future dividends, including statements regarding future resolution of regulatory matters, legal proceedings and related costs, future revenues and expenses, and projected savings and anticipated improvements to the Company’s operating model, services, and technologies as a result of its initiatives and programs, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company’s historical performance and its plans, estimates, and expectations as of May 2, 2017. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of brokerage and advisory assets; fluctuations in levels of net new assets and the related impact on fee revenue; fluctuations in the number of retail investors served by the Company; effects of competition in the financial services industry; changes in the number of the Company’s financial advisors and institutions, and their ability to market effectively financial products and services; the success of the Company in attracting and retaining financial advisors and institutions; changes in interest rates and fees payable by banks participating in the Company’s cash sweep program, including the Company’s success in negotiating agreements with current or additional counterparties; the Company’s strategy in managing cash sweep program fees; changes in the growth and profitability of the Company’s fee-based business; the effect of current, pending, and future legislation, regulation, and regulatory actions, including the United States Department of Labor (“DOL”) final rule on conflicts of interest (Definition of the term “Fiduciary”; Conflict of Interest Rule—Retirement Investment Advice, the “DOL Rule”), which becomes applicable on June 9, 2017, unless otherwise delayed or changed, and disciplinary actions imposed by federal and state regulators and self-regulatory organizations; the costs of settling and remediating issues related to pending or future regulatory matters or legal proceedings; changes made to the Company’s offerings and services in response to current, pending, and future legislation, regulation, and regulatory actions, including the DOL Rule, and the effect that such changes may have on the Company’s gross profit streams and costs; execution of the Company’s capital management plans, including its compliance with the terms of its credit agreement and the indenture governing its senior notes; the price, the availability of shares, and trading volumes of the Company’s common stock, which will affect the timing and size of future share repurchases by the Company; execution of the Company’s plans and its success in realizing the expense savings and service improvements and efficiencies expected to result from its initiatives and programs, particularly its expense plans and technological initiatives; the Company’s success in negotiating and developing commercial arrangements with

ii

third-party services providers; the performance of third-party service providers to which business processes are transitioned; the Company’s ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s 2016 Annual Report on Form 10-K, as may be amended or updated in the Company’s Quarterly Reports on Form 10-Q. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report, even if its estimates change, and you should not rely on statements contained herein as representing the Company’s views as of any date subsequent to the date of this quarterly report.

ii

PART I — FINANCIAL INFORMATION
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We are a leader in the retail financial advice market, the nation’s largest independent broker-dealer (based on total revenues, Financial Planning magazine June 1996-2016), a top custodian for registered investment advisors (“RIAs”), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 14,000 independent financial advisors (our “advisors”), including financial advisors at more than 700 financial institutions across the country, enabling them to provide their retail investors (“clients”) with objective financial advice through a lower conflict model. We also support approximately 3,900 financial advisors who are affiliated and licensed with insurance companies that use our customized clearing, advisory platforms, and technology solutions.
Through our advisors, we are one of the largest distributors of financial products and services in the United States, and we believe we are one of the top five firms in the United States ranked by number of advisors.
We believe that objective financial guidance is a fundamental need for everyone. We enable our advisors to focus on what they do best—create the personal, long-term relationships that are the foundation for turning life’s aspirations into financial realities. We do that through a singular focus on providing our advisors with the front-, middle-, and back-office support they need to serve the large and growing market for independent investment advice. We believe that LPL Financial LLC, our broker-dealer subsidiary (“LPL Financial”), is the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services, and open architecture access to a wide range of non-proprietary products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting, and market-making.
We believe investors achieve better outcomes when working with a financial advisor. LPL Financial strives to make it easy for advisors to do what is best for their clients, while protecting advisors and investors and promoting independence and choice through access to a wide range of diligently evaluated non-proprietary products.
Executive Summary
Net Income
Results for the first quarter of 2017 included net income of $48.2 million or $0.52 per share, which compares to $50.4 million, or $0.56 per share, in the first quarter of 2016. Cash sweep revenue and transaction and fee revenue increased but were offset by an extinguishment of debt charge, which related to our debt refinancing and reduced our earnings per share by $0.14 on a tax-effected basis.
Asset Growth Trends
Total assets served were $530.3 billion as of March 31, 2017, up 10.8% from $478.7 billion as of March 31, 2016. Total net new assets were $2.6 billion for the three months ended March 31, 2017, compared to $1.0 billion for the same period in 2016.
Net new advisory assets were $6.0 billion for the three months ended March 31, 2017, compared to $2.0 billion in the same period in 2016. As of March 31, 2017, our advisory assets under custody had grown to $225.7 billion from the prior year end balance of $189.5 billion and represented 42.6% of total brokerage and advisory assets served. In addition to our corporate RIA platform, we offer a platform that serves independent RIA firms that conduct their advisory business through separate entities (“Hybrid RIAs”) operating pursuant to the Investment Advisers Act of 1940, as amended (“Advisers Act”) or their respective states’ investment advisory licensing rules, rather than through LPL Financial. We include Hybrid RIA assets in advisory accounts custodied at LPL Financial in our brokerage and advisory assets, advisory assets under custody, and net new advisory asset metrics.
Net new brokerage assets totaled outflows of $3.4 billion for the three months ended March 31, 2017, compared to outflows of $1.0 billion for the same period in 2016. The decrease in net new brokerage assets primarily reflected the impact of client departures during the quarter. As of March 31, 2017, our brokerage assets had grown to $304.6 billion from $289.2 billion as of March 31, 2016.
Gross Profit Trends
Gross profit, a non-GAAP measure, of $376.2 million for the three months ended March 31, 2017, reflected an increase of 5.8% in comparison to $355.7 million for the quarter ended March 31, 2016. Management presents gross profit, which is calculated as net revenues less commission and advisory expenses and brokerage, clearing, and exchange fees, because we believe that measure may be useful to investors in evaluating the Company’s core operating performance before indirect costs that are general and administrative in nature. See footnote 9 to the Financial Metrics table within the “How We Evaluate Our Business” section for additional information on gross profit. The increase in period-over-period gross profit was primarily due to increases in cash sweep revenue from the impact of the increases in the target range for the federal funds effective rate announced in each of December 2016 and March 2017 and increases in advisory revenues resulting from net new assets and market gains as represented by higher levels of the S&P 500 index.
Capital Management Activity
We returned $45.1 million of capital to shareholders during the three months ended March 31, 2017, including $22.6 million of dividends and $22.5 million of share repurchases (representing 566,798 shares).
On March 10, 2017, we refinanced our entire debt structure by issuing $1.7 billion of new term loan debt (“Term Loan B”) and $500.0 million aggregate principal amount of 5.75% senior notes (the “Notes”). Under the terms of the new debt structure, we extended our average maturities; diversified our funding sources to include fixed rate senior notes; removed maintenance covenants from our term loans; and increased the borrowing capacity of our undrawn revolver by $100 million. We also lowered the LIBOR spread on our term loan by 150 basis points from our last refinancing, which will lower the interest expenses of our debt structure. These improvements position us well for future growth and give us more flexibility to take advantage of market opportunities.
Our Sources of Revenue
Our revenues are derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust, and reporting platforms. We also generate asset-based revenues through our cash sweep program and the access we provide to over 750 product providers with the following product lines:

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

The table below summarizes the sources and drivers of our revenue:

			Three Months Ended March 31, 2017
	Sources of Revenue	Primary Drivers	Net Revenues (millions)	% of Total Net Revenue	Recurring Revenues (millions)	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commission	- Sales - Transactions - Brokerage asset levels	$421	40.7%	$235	55.8%
	Advisory	- Corporate advisory asset levels	$330	31.9%	$328	99.4%
Attachment revenue retained by us	Asset-Based - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Number of accounts - Client asset levels	$157	15.2%	$155	98.7%
	Transaction and Fee - Trades - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Premium technology subscribers	$108	10.4%	$62	57.4%
	Other	- Margin accounts - Alternative investment transactions	$19	1.8%	$6	31.6%
	Total		$1,035	100.0%	$786	76.0%
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

How We Evaluate Our Business
We focus on several key business and financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key business and financial metrics are as follows:

	March 31,
Business Metrics	2017	2016	% Change
Brokerage and advisory assets served(in billions)(1)	$530.3	$478.7	10.8%
Total brokerage and advisory net new assets (in billions)(2)	$2.6	$1.0	n/m
Brokerage assets (in billions)(1)(3)	$304.6	$289.2	5.3%
Net new brokerage assets (in billions)(4)	$(3.4)	$(1.0)	n/m
Advisory assets under custody (in billions)(1)(5)	$225.7	$189.5	19.1%
Net new advisory assets (in billions)(6)	$6.0	$2.0	n/m
Insured cash account balances (in billions)(1)	$22.0	$21.6	1.9%
Deposit cash account balances (in billions)(1)	$4.2	$—	n/m
Money market account balances (in billions)(1)	$3.8	$8.8	(56.8)%
Advisors(7)	14,354	14,093	1.9%

	Three Months Ended March 31,
Financial Metrics	2017	2016
Total net revenues (in millions)	$1,035.4	$1,005.3
Total net revenues increase (decrease)	3.0%	(9.4)%
Recurring revenue as a % of net revenue	76.0%	73.7%
Pre-tax income (in millions)	$75.3	$84.6
Net income (in millions)	$48.2	$50.4
Earnings per share, diluted	$0.52	$0.56
Non-GAAP Measures:(8)
Gross profit (in millions)(9)	$376.2	$355.7
Gross profit growth from prior period(9)	5.8%	0.1%
Gross profit as a % of net revenue(9)	36.3%	35.4%
_______________________________

(1)
Brokerage and advisory assets served are comprised of assets that are custodied, networked, and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Insured cash account balances, money market account balances, and beginning in July 2016, deposit cash account balances are also included in brokerage and advisory assets served. Set forth below are other client asset balances at March 31, 2017 and 2016, including retirement plan assets and certain trust and high-net-worth assets that are custodied with third-party providers and therefore excluded from total brokerage and advisory assets served (in billions):

	March 31,
	2017	2016
Retirement plan assets(a)	$96.4	$84.4
Trust assets	$1.7	$1.0
High-net-worth assets	$84.5	$87.6
_____________________________

(a)
Retirement plan assets are held in retirement plans that are supported by advisors licensed with LPL Financial. Our retirement plan assets represent those assets that are custodied with various third-party providers of retirement plan administrative services who provide reporting feeds. Including those plans for which we receive no reporting feed, we estimate the total assets in retirement plans supported to be approximately $135 billion at March 31, 2017. If we receive reporting feeds in the future from providers from whom we do not currently receive feeds, we intend to include and identify such additional assets in this metric. Such additional feeds since March 31, 2016, accounted for $0.2 billion of the total retirement plan assets.

(2)	Brokerage and advisory net new assets consists of the sum of net new advisory assets (see FN 6) and net new brokerage assets (see FN 4).

(3)
Brokerage assets consists of assets serviced by advisors licensed with LPL Financial that are custodied, networked, and non-networked, and reflect market movement in addition to new assets, inclusive of new business development and net of attrition.

(4)
Net new brokerage assets consists of total client deposits into brokerage accounts less total client withdrawals from brokerage accounts. We consider conversions from and to advisory accounts as deposits and withdrawals, respectively.

(5)
Advisory assets under custody consist of advisory assets under management on LPL Financial’s corporate advisory platform and Hybrid RIA assets in advisory accounts custodied at LPL Financial. See “Results of Operations” for a tabular presentation of advisory assets under custody.

(6)
Net new advisory assets consist of total client deposits into custodied advisory accounts less total client withdrawals from custodied advisory accounts. We consider conversions from and to custodied advisory accounts as deposits and withdrawals, respectively.

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

(9)
Gross profit is calculated as net revenues, which were $1,035 million and $1,005 million for the three months ended March 31, 2017 and 2016, respectively, less commission and advisory expenses, which were $645 million and $636 million for the three months ended March 31, 2017 and 2016, respectively, and brokerage, clearing, and exchange fees, which were $14 million and $14 million, for the three months ended March 31, 2017 and 2016, respectively. All other expense categories, including depreciation and amortization of fixed assets and amortization of intangible assets, are considered general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can be useful to investors because they show the Company’s core operating performance before indirect costs that are general and administrative in nature.

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
Our accruals, including those established through the captive insurance subsidiary at March 31, 2017, include estimated costs for significant regulatory matters, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable. One of the matters relates to sales of certain securities over several years, and our accrual at March 31, 2017 includes an estimate for the loss we expect to incur in resolving this matter, including if we were to repurchase certain affected securities at their original sales prices.

The outcome of regulatory matters could result in legal liability, regulatory fines, or monetary penalties in excess of our accruals and insurance, which could have a material adverse effect on our business, results of operations, cash flows, or financial condition. For more information on management’s loss contingency policies, see Note 7. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements.
In April 2016, the United States Department of Labor issued a final rule (the “DOL Rule”) and related exemptions, which broaden the circumstances under which we may be considered a “fiduciary” with respect to certain accounts that are subject to the ERISA, and the prohibited transaction rules under section 4975 of the Internal Revenue Code, including many employer-sponsored retirement plans and IRAs. The DOL also finalized certain prohibited transaction exemptions that allow investment advisors to receive compensation for providing investment advice under arrangements that would otherwise be prohibited due to conflicts of interest. We are continuing to analyze and evaluate the impact of the DOL Rule and related amendments to exemptions on our clients, potential clients, and our business, if the DOL Rule becomes applicable as expected. However, because ERISA plans and IRAs comprise a significant portion of our business, we expect that compliance with the DOL Rule and reliance on new and amended prohibited transaction exemptions will require increased legal, compliance, information technology, and other costs. Please consult the Retirement Plan Services Regulation section within Part I, “Item 1. Business” within our 2016 Annual Report on Form 10-K as filed with the SEC for more information about the risks associated with the DOL Rule and related exemptions and their potential impact on our operations.
Acquisitions, Integrations, and Divestitures
From time to time we undertake acquisitions or divestitures based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. There have been no material acquisitions, integrations, or divestitures during the three months ended March 31, 2017 or during the three months ended March 31, 2016.

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets. In the United States, economic data received over the quarter continued to point to fairly steady economic growth at the end of 2016 and in the first quarter of 2017. According to the most recent estimate by the Bureau of Economic Analysis, real gross domestic product (“GDP”) growth decelerated to 0.7% in the first quarter of 2017 from 2.1% in the fourth quarter of 2016, putting the overall growth rate over the last four quarters at 1.9%. A largely healthy labor market, generally steady consumer spending, signs of improved business investment, and still low interest rates have all been supportive of growth. Despite little notable improvement in hard economic data compared to the prior year as a whole, there has been a sustained rise in business and consumer confidence post-election, likely driven by prospective business-friendly changes in the policy and regulatory environment under the new administration. Improving global growth may also provide a more favorable backdrop for U.S. growth, with stable growth momentum evident in most major global economies. While a prospective rise in U.S. economic growth to 2 - 3% on improving confidence and a stronger global economy may seem modest by historical standards, it would still be above the Congressional Budget Office’s estimate of potential GDP growth, and therefore could be enough to further tighten the labor market, push wages higher, and increase the probability of the Federal Reserve (“Fed”) following through on its median projected rate path of two more rate hikes in 2017.
Equity markets exhibited relatively low volatility over the first quarter of 2017 and broad measures of financial stress continued to decline. The S&P 500 extended its post-election rally during the quarter, posting solid gains. Market strength was concentrated in January and February, with no new all-time highs posted after March 1. Longer-term Treasury yields were largely flat over the quarter, giving a small advantage to higher-yielding, longer-maturity bonds, with stable financial conditions helping more economically sensitive fixed income sectors generally outperform higher quality sectors.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Federal Reserve policy. In particular, low short-term rates can weigh on the profitability of our cash sweep program due to the fee compression needed to keep our rates competitive. Low interest rates and the prospect of rising rates over the long term can also have an impact on demand for fixed and variable annuity products. Following the conclusion of its March 14 -15, 2017 policy meeting, the Fed’s policy arm, the Federal Open Market Committee (“FOMC”) announced that it was raising rates for the third time since the end of the Great Recession, and the second time in just over three months, increasing the target range for the federal funds rate by 25 basis points (0.25%) to 0.75 -1.00%. The March rate hike came earlier than had been expected at the start of the year, but markets seemed to have priced in the rate hike by the date of the FOMC’s meeting after a series of Fed speakers primed markets for the outcome over the weeks prior to the meeting. Fed members made very few changes to their aggregate forecasts of the economy, inflation, and the unemployment rate as compared to projections from the December 2016 policy meeting, when the last set of forecasts were released, but the decision to raise rates appeared to be at least a modest vote of confidence that the economy was gaining traction.

Results of Operations
The following discussion presents an analysis of our results of operations for the three months ended March 31, 2017 and 2016. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended March 31,
	2017	2016	% Change
Revenues	(In thousands)
Commission	$421,164	$436,727	(3.6)%
Advisory	329,859	319,432	3.3%
Asset-based	157,223	136,251	15.4%
Transaction and fee	108,162	102,690	5.3%
Interest income, net of interest expense	5,793	5,330	8.7%
Other	13,226	4,875	171.3%
Total net revenues	1,035,427	1,005,305	3.0%
Expenses
Commission and advisory	645,063	636,011	1.4%
Compensation and benefits	113,212	114,055	(0.7)%
Promotional	36,654	35,684	2.7%
Depreciation and amortization	20,747	18,962	9.4%
Amortization of intangible assets	9,491	9,525	(0.4)%
Occupancy and equipment	25,199	21,837	15.4%
Professional services	15,537	17,155	(9.4)%
Brokerage, clearing, and exchange	14,186	13,589	4.4%
Communications and data processing	11,014	10,497	4.9%
Other	22,563	19,500	15.7%
Total operating expenses	913,666	896,815	1.9%
Non-operating interest expense	25,351	23,890	6.1%
Loss on extinguishment of debt	21,139	—	n/m
Income before provision for income taxes	75,271	84,600	(11.0)%
Provision for income taxes	27,082	34,208	(20.8)%
Net income	$48,189	$50,392	(4.4)%

Revenues
Commission Revenues
We generate two types of commission revenues: sales-based commissions and trailing commissions. Sales-based commission revenues, which occur whenever clients of our advisors trade securities or purchase various types of investment products, primarily represent gross commissions generated by our advisors. The levels of sales-based commission revenues can vary from period to period based on the overall economic environment, number of trading days in the reporting period, and investment activity of our advisors’ clients. Trailing commission revenues are recurring in nature and are earned based on the market value of investment holdings in trail eligible assets. We earn trailing commission revenues (a commission that is paid over time, such as 12(b)-1 fees) primarily on mutual funds and variable annuities held by clients of our advisors.
The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Variable annuities	$166,796	$171,686	$(4,890)	(2.8)%
Mutual funds	131,474	133,733	(2,259)	(1.7)%
Alternative investments	7,171	7,803	(632)	(8.1)%
Fixed annuities	36,912	52,066	(15,154)	(29.1)%
Equities	21,974	20,619	1,355	6.6%
Fixed income	27,495	20,667	6,828	33.0%
Insurance	17,722	18,234	(512)	(2.8)%
Group annuities	11,479	11,757	(278)	(2.4)%
Other	141	162	(21)	(13.0)%
Total commission revenue	$421,164	$436,727	$(15,563)	(3.6)%

The following table sets forth our commission revenue, by sales-based and trailing commission revenue (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Sales-based
Variable annuities	$50,925	$64,639	$(13,714)	(21.2)%
Mutual funds	36,461	38,340	(1,879)	(4.9)%
Alternative investments	5,154	6,692	(1,538)	(23.0)%
Fixed annuities	32,094	49,996	(17,902)	(35.8)%
Equities	21,974	20,619	1,355	6.6%
Fixed income	21,902	15,772	6,130	38.9%
Insurance	16,146	16,932	(786)	(4.6)%
Group annuities	1,780	1,662	118	7.1%
Other	141	162	(21)	(13.0)%
Total sales-based revenue	$186,577	$214,814	$(28,237)	(13.1)%
Trailing
Variable annuities	$115,871	$107,047	$8,824	8.2%
Mutual funds	95,013	95,393	(380)	(0.4)%
Alternative investments	2,017	1,111	906	81.5%
Fixed annuities	4,818	2,070	2,748	132.8%
Fixed income	5,593	4,895	698	14.3%
Insurance	1,576	1,302	274	21.0%
Group annuities	9,699	10,095	(396)	(3.9)%
Total trailing revenue	$234,587	$221,913	$12,674	5.7%
Total commission revenue	$421,164	$436,727	$(15,563)	(3.6)%
The decrease in sales-based commission revenue for the three months ended March 31, 2017, compared with the same period in 2016, was primarily due to a decrease in activity for fixed and variable annuities. Fixed and variable annuities commissions were primarily challenged by marketplace uncertainties in response to the DOL Rule’s requirements, which were offset by an increase in fixed income commissions that were primarily driven by the anticipation of the eventual federal funds rate increase in March 2017.
Trailing revenues are recurring in nature and the increase in revenue for the period reflects an increase in the market value of the underlying assets.
The following table summarizes activity in brokerage assets that are custodied, networked, and non-networked for the periods presented (in billions):

	Three Months Ended March 31,
	2017	2016
Balance - Beginning of period	$297.8	$288.4
Net new brokerage assets	(3.4)	(1.0)
Market impact(1)	10.2	1.8
Balance - End of period	$304.6	$289.2
_______________________________

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, with the remainder representing the implied growth or decline in asset balances due to market changes over the same period of time.

Advisory Revenues
Advisory revenues primarily represent fees charged on our corporate RIA platform provided through LPL Financial to clients of our advisors based on the value of their advisory assets. Advisory fees are billed to clients on either a calendar quarter or non-calendar quarter basis of their choice, at the beginning of that period, and are recognized as revenue ratably during the quarter. The majority of our accounts are billed in advance using values as of the last business day of each immediately preceding calendar quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. Advisory revenues collected on our corporate RIA platform are proposed by the advisor and agreed to by the client and average 1.0% of the underlying assets, and can range anywhere from 0.5% to 3.0%.
We also support Hybrid RIAs, through our Hybrid RIA platform, which allows advisors to engage us for technology, clearing, and custody services, as well as access to the capabilities of our investment platforms. Most financial advisors associated with Hybrid RIAs carry their brokerage license with LPL Financial and access our fully-integrated brokerage platform under standard terms, although some financial advisors associated with Hybrid RIAs do not carry a brokerage license with us. The assets held under a Hybrid RIA’s investment advisory accounts that are custodied with LPL Financial are included in our brokerage and advisory assets, net new advisory assets, and advisory assets under custody metrics. However, the advisory revenue generated by a Hybrid RIA is earned by the Hybrid RIA, and accordingly is not included in our advisory revenue. We charge separate fees to Hybrid RIAs for technology, clearing, administrative, and custody services. The administrative fees collected on our Hybrid RIA platform vary and can reach a maximum of 0.6% of the underlying assets.
Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.
The following table summarizes all activity in advisory assets under our custody (in billions):

	Three Months Ended March 31,
	2017	2016
Balance - Beginning of period	$211.6	$187.2
Net new advisory assets	6.0	2.0
Market impact(1)	8.1	0.3
Balance - End of period	$225.7	$189.5
_______________________________

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, with the remainder representing the implied growth or decline in asset balances due to market changes over the same period of time.

Net new advisory assets for the three months ended March 31, 2017 and 2016 had a limited impact on our advisory fee revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory fee revenue and have resulted primarily from the recruiting of new advisors to our Hybrid RIA platform and the continued shift by our existing advisors from brokerage towards more advisory business, when appropriate for their clients. With advisory fees for the period calculated based on the ending market value of the immediately preceding period, revenues for any particular quarter are primarily driven by each of the prior quarter’s month-end advisory assets under management. The growth in advisory revenue for the three months ended March 31, 2017 compared to the same period in 2016 was due to net new advisory assets resulting from our recruiting efforts and strong advisor productivity, as well as market gains as represented by higher levels of the S&P 500 index.
Assets on our Hybrid RIA platform have been growing rapidly through the recruiting of new advisors and the transition of existing advisors onto that platform. This continued shift of advisors to our Hybrid RIA platform has caused the growth in our advisory revenue to appear to lag behind the rate of growth of advisory assets under custody, as we earn the administrative and other fees discussed above as opposed to earning advisory fees.
The following table summarizes the composition of total advisory assets under our custody as of March 31, 2017 and 2016 (in billions):

	March 31,
	2017	2016	$ Change	% Change
Advisory assets under management(1)	$133.6	$119.7	$13.9	11.6%
Hybrid RIA assets in advisory accounts custodied by LPL Financial	92.1	69.8	22.3	31.9%
Total advisory assets under custody	$225.7	$189.5	$36.2	19.1%
_______________________________

(1)	Consists of advisory assets under management on our corporate advisory platform.

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
Asset-based revenues for the three months ended March 31, 2017 increased to $157.2 million, or 15.4%, from $136.3 million for the three months ended March 31, 2016. The increase is due primarily to increased revenues from our cash sweep program. Cash sweep revenue increased to $59.7 million for the three months ended March 31, 2017, from $43.4 million for the three months ended March 31, 2016, due to the impact of an increase in the target range for the federal funds effective rate. As of March 31, 2017, our cash sweep balances had remained relatively unchanged compared to March 31, 2016, with average cash sweep balances of $29.9 billion and $30.6 billion during the three months ended March 31, 2017 and 2016, respectively. Excluding cash sweep revenue, asset-based revenues increased 5.1% due in part to higher average billable assets.
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
Transaction and fee revenues increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to an increase in account termination fees which resulted from the departure of institutional clients during the quarter and a higher volume of fixed income transactions related to the federal funds rate increase in March 2017.
Interest Income, Net of Interest Expense
We earn interest income from client margin accounts and cash equivalents, net of operating interest expense. Period-over-period variances correspond to changes in the average balances of assets in margin accounts and cash equivalents.
Other Revenues
Other revenues primarily include marketing allowances received from certain financial product manufacturers, primarily those who offer alternative investments, such as non-traded real estate investment trusts and business development companies, mark-to-market gains and losses on assets held by us for our advisor non-qualified deferred compensation plan and our model research portfolios, and other miscellaneous revenues.
Other revenues increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to an increase of $6.0 million in realized and unrealized gains on approximately $150.9 million of assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan. The increase in other revenues also included early termination fees associated with the departure of several clients.
Expenses
Commission and Advisory Expenses
Commission and advisory expenses are comprised of the following: base payout amounts that are earned by and paid out to advisors and institutions based on commission and advisory revenues earned on each client’s account (referred to as gross dealer concessions, or “GDC”); production bonuses earned by advisors and institutions based on the levels of commission and advisory revenues they produce; the recognition of share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at each reporting period; and the deferred commissions and advisory fee expenses associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to our advisors.

Our production payout ratio is calculated as commission and advisory expenses divided by GDC. We calculate GDC as the sum of our commission and advisory revenues, as set forth on our unaudited condensed consolidated statements of income. The following table shows the components of our production payout and total payout ratios, each of which is a statistical or operating measure:

	Three Months Ended March 31,		Change
	2017	2016
Base payout rate(1)	82.99%	82.51%	48 bps
Production based bonuses	1.72%	1.70%	2 bps
GDC sensitive payout	84.71%	84.21%	50 bps
Non-GDC sensitive payout(2)	1.18%	(0.10)%	128 bps
Total Payout Ratio	85.89%	84.11%	178 bps
_______________________________

(1)	Our production payout ratio is calculated as commission and advisory expenses, divided by GDC (see description above).

(2)
Non-GDC Sensitive Payout includes share-based compensation expense from equity awards granted to advisors and financial institutions and mark-to-market gains or losses on amounts designated by advisors as deferred.

Our total payout ratio, a statistical or operating measure, increased for the three months ended March 31, 2017 compared with the same period in 2016 primarily due to non-GDC sensitive payout, which includes advisor deferred compensation and advisor share-based compensation.
Compensation and Benefits Expense
Compensation and benefits expense includes salaries and wages and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

	Three Months Ended March 31,
	2017	2016	Change
Average Number of Employees	3,316	3,410	(2.8)%
Compensation and benefits expense remained relatively flat for the three months ended March 31, 2017 compared with the same period in 2016.
Promotional Expense
Promotional expenses include costs related to our hosting of certain advisor conferences that serve as training, sales, and marketing events, as well as business development costs related to recruiting, such as transition assistance and amortization related to forgivable loans issued to advisors.
The increase in promotional expense for the three months ended March 31, 2017 compared with the same period in 2016 was primarily driven by increases in costs associated with advisor conferences, with two of our larger conferences occurring in the 2017 period compared to one large conference occurring during the same period in 2016.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
The increase in depreciation and amortization of $1.8 million for the three months ended March 31, 2017 compared with the same period in 2016 was primarily due to increases in purchased hardware and software combined with the depreciation expense associated with our new office building in Fort Mill, South Carolina, construction of which was completed in October 2016.

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
The increase in occupancy and equipment expense of $3.4 million for the three months ended March 31, 2017 compared with the same period in 2016 was primarily due to an increase in costs related to repairs and maintenance of computer hardware and equipment as well as an increase in non-capitalized software costs in support of our service and technology investments.
Professional Services
Professional services includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements.
The decrease in professional services of $1.6 million for the three months ended March 31, 2017 compared with the same period in 2016 was primarily due to a decrease in costs related to outsourced service and technology enhancements.
Brokerage, Clearing, and Exchange Fees
Brokerage, clearing, and exchange fees include expenses originating from trading or clearing operations as well as any exchange membership fees. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.
Brokerage, clearing, and exchange fees have remained relatively flat and consistent with the volume of sales and trading activity for the three months ended March 31, 2017, compared with the same period in 2016.
Communications and Data Processing
Communications expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges, and markets. Data processing expense consists primarily of customer statement processing and postage costs.
Communications and data processing expenses remained relatively flat for the three months ended March 31, 2017, compared with the same period in 2016.
Other Expenses
Other expenses include the estimated costs of the investigation, settlement, and resolution of regulatory matters, licensing fees, insurance, broker-dealer regulator fees, and other miscellaneous expenses.
The increase in other expenses of $3.1 million for the three months ended March 31, 2017 compared with the same period in 2016 was primarily driven by higher costs related to the investigation, settlement, and resolution of regulatory matters.
Non-Operating Interest Expense
Non-operating interest expense results from our credit facilities. Period-over-period variances correspond to an increase in interest rate and changes in the level of outstanding indebtedness relating to these facilities.
Loss on Extinguishment of Debt
In March 2017, we closed a refinancing of our senior secured credit facilities with a new seven year Term Loan B facility in an aggregate principal amount of $1.7 billion and a five year revolving credit facility in an aggregate amount of $500.0 million. The proceeds of the new Term Loan B, together with the proceeds from the offering of $500.0 million aggregate principal amount of Notes and cash, were used to repay our then existing senior secured credit facilities and to repay accrued interest and related fees and expenses. The refinancing led to the extinguishment of the previous Term Loan A and B facilities, which required that we accelerate the recognition of $21.1 million of related unamortized debt issuance costs that had no future economic benefit, and recognize that amount as a loss on extinguishment of debt in our unaudited condensed consolidated statements of income.

Provision for Income Taxes
We estimate our full-year effective income tax rate at the end of each reporting period. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The tax rate in any quarter can be affected positively and negatively by adjustments that are required to be reported in the quarter in which resolution of a particular item occurs. The effective income tax rates reflect the impact of state taxes, settlement contingencies, tax credits, and expenses that are not deductible for tax purposes.
Our effective tax rate was 36.0% and 40.4% for the three months ended March 31, 2017 and 2016, respectively. The decrease in our effective tax rate and income tax expense in 2017 compared to 2016 was primarily due to tax benefits associated with the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting for recording stock-based compensation on January 1, 2017.
Liquidity and Capital Resources
Senior management establishes our liquidity and capital policies. These policies include senior management’s review of short- and long-term cash flow forecasts, review of capital expenditures, and daily monitoring of liquidity for our subsidiaries. Decisions on the allocation of capital are based upon, among other things, projected profitability and cash flow, risks of the business, regulatory capital requirements, and future liquidity needs for strategic activities. Our Treasury Department assists in evaluating, monitoring, and controlling the business activities that impact our financial condition, liquidity, and capital structure and maintains relationships with various lenders. The objectives of these policies are to support our corporate business strategies while ensuring ongoing and sufficient liquidity.
A summary of changes in our cash flow is provided as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash flows provided by (used in):
Operating activities	$94,836	$118,965
Investing activities	(28,961)	(16,664)
Financing activities	(16,291)	(51,462)
Net increase in cash and cash equivalents	49,584	50,839
Cash and cash equivalents — beginning of period	747,709	724,529
Cash and cash equivalents — end of period	$797,293	$775,368
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.
Net cash provided by operating activities includes changes in operating assets and liabilities, including balances related to settlement and funding of client transactions, receivables from product sponsors, and accrued commission and advisory expenses due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day-to-day and period-to-period depending on overall trends and clients’ behaviors.
Cash flows provided by operating activities decreased for the three months ended March 31, 2017 compared to the same period in 2016 due to a decrease in drafts payable and payable to clients, partially offset by a decrease in cash segregated under federal and other regulations and a decrease in commission and transaction-related receivables from product sponsors, broker-dealers, and clearing organizations.
Cash flows used in investing activities increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily as a result of an increase in capital expenditures related to technology to support growth.
Cash flows used in financing activities decreased for the three months ended March 31, 2017 compared to the same period in 2016 primarily a result of an increase in proceeds from stock option exercises, and a decrease in repurchases of our common stock, partially offset by debt issuance costs incurred in connection with our refinancing completed in March 2017.
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
Share Repurchases
We engage in share repurchase programs, which are approved by our Board of Directors, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions, including transactions with our affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion within the constraints of our senior secured credit agreement, the indenture governing our Notes, and general liquidity needs.
During the three months ended March 31, 2017, we repurchased a total of 566,798 shares of our common stock at a weighted-average price of $39.68 per share for a total cost of $22.5 million. As of March 31, 2017, the Company was authorized to purchase up to an additional $202.5 million of shares pursuant to the share repurchase program approved by the Board of Directors.
Dividends
The payment, timing, and amount of any dividends are subject to approval by our Board as well as certain limits under our credit facilities. See Note 8. Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our dividends.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds that we are required to maintain for regulatory capital and reserves based on the requirements of our regulators and clearing organizations, which also consider client balances and trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When an advisor’s client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan, or sell securities, up to 140% of the client’s margin loan balance, that collateralize those margin accounts. As of March 31, 2017, we had approximately $213.6 million of client margin loans, collateralized with securities having a fair value of approximately $299.0 million that we can re-pledge, loan, or sell. Of these securities, approximately $39.4 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of March 31, 2017, there were no restrictions that materially limited our ability to re-pledge, loan, or sell the remaining $259.6 million of client collateral.
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
Our registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At March 31, 2017, LPL Financial had a net capital of $171.4 million with a minimum net capital requirement of $6.0 million.
LPL Financial’s ability to pay dividends greater than 10% of its excess net capital during any 35 day rolling period requires approval from the Financial Industry Regulatory Authority (“FINRA”). In addition, payment of dividends is restricted if LPL Financial’s net capital would be less than 5.0% of aggregate customer debit balances.

LPL Financial also acts as an introducing broker for commodities and futures. Accordingly, its trading activities are subject to the National Futures Association’s (“NFA”) financial requirements and it is required to maintain net capital that is in excess of or equal to the greatest of NFA’s minimum financial requirements. The NFA was designated by the Commodity Futures Trading Commission as LPL Financial’s primary regulator for such activities. Currently, the highest NFA requirement is the minimum net capital calculated and required pursuant to the SEC’s Net Capital Rule.
Our subsidiary, The Private Trust Company, N.A. (“PTC”), is also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
Debt and Related Covenants
On March 10, 2017, we entered into a fourth amendment agreement, which amended and restated our existing credit agreement (such amended and restated agreement, the “Credit Agreement”) and refinanced our then outstanding senior secured credit facilities with a new seven year Term Loan B facility in an aggregate principal amount of $1.7 billion and a five year revolving credit facility in an aggregate principal amount of $500.0 million. The proceeds of the new Term Loan B, together with the proceeds from the offering of $500.0 million aggregate principal amount of Notes and cash, were used to repay our then existing senior secured credit facilities and to pay accrued interest and related fees and expenses. As of March 31, 2017 our revolving credit facility remained undrawn. See Note 6. Debt, within the notes to the unaudited condensed consolidated financial statements for further detail.
The Credit Agreement and the indenture governing the Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	pay dividends on, redeem, or repurchase our capital stock;

•	create liens;

•	sell assets;

•	make investments or acquisitions;

•	redeem debt that is subordinated in right of payment to certain debt instruments;

•	engage in certain transactions with affiliates;

•	enter into agreements that restrict dividends or other payments from subsidiaries; and

•	consolidate, merge or transfer all or substantially all or our assets.
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

Set forth below is a reconciliation from our net income to Credit Agreement EBITDA for the twelve months ended March 31, 2017 (in thousands):

Net income	$189,728
Non-operating interest expense	97,939
Provision for income taxes	98,459
Loss on extinguishment of debt	21,139
Depreciation and amortization	77,713
Amortization of intangible assets	38,001
EBITDA	522,979
Credit Agreement Adjustments:
Employee share-based compensation expense(1)	19,152
Advisor share-based compensation expense(2)	7,695
Other(3)	23,265
Credit Agreement EBITDA(4)	$573,091
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
Our Credit Agreement and the indenture governing the Notes prohibit us from paying dividends and distributions or repurchasing our capital stock except for limited purposes. In addition, our revolving credit facility requires compliance with a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement), tested as of the last day of each fiscal quarter. The breach of this covenant is subject to certain equity cure rights.
As of March 31, 2017, we were in compliance with all of our revolving credit facility covenant requirements. The maximum permitted ratios under our financial covenants and actual ratios were as follows:

Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	5.00	3.32
Interest Coverage (Minimum)	3.00	6.26
Off-Balance Sheet Arrangements
We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include Company commitments to extend credit. For information on these arrangements, see Note 7. Commitments and Contingencies and Note 13. Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk, within the notes to the unaudited condensed consolidated financial statements.

Contractual Obligations
During the three months ended March 31, 2017, there have been no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2016 Annual Report on Form 10-K. See Note 6. Debt and Note 7. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K, for further detail on operating lease obligations and obligations under noncancelable service contracts.
Fair Value of Financial Instruments
We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures. See Note 3. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for a detailed discussion regarding our fair value measurements.
Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2016 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.
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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
REVENUES	2017	2016
Commission	$421,164	$436,727
Advisory	329,859	319,432
Asset-based	157,223	136,251
Transaction and fee	108,162	102,690
Interest income, net of interest expense	5,793	5,330
Other	13,226	4,875
Total net revenues	1,035,427	1,005,305
EXPENSES
Commission and advisory	645,063	636,011
Compensation and benefits	113,212	114,055
Promotional	36,654	35,684
Depreciation and amortization	20,747	18,962
Amortization of intangible assets	9,491	9,525
Occupancy and equipment	25,199	21,837
Professional services	15,537	17,155
Brokerage, clearing, and exchange	14,186	13,589
Communications and data processing	11,014	10,497
Other	22,563	19,500
Total operating expenses	913,666	896,815
Non-operating interest expense	25,351	23,890
Loss on extinguishment of debt	21,139	—
INCOME BEFORE PROVISION FOR INCOME TAXES	75,271	84,600
PROVISION FOR INCOME TAXES	27,082	34,208
NET INCOME	$48,189	$50,392
EARNINGS PER SHARE (NOTE 10)
Earnings per share, basic	$0.54	$0.57
Earnings per share, diluted	$0.52	$0.56
Weighted-average shares outstanding, basic	89,868	88,964
Weighted-average shares outstanding, diluted	92,004	89,621
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
NET INCOME	$48,189	$50,392
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax expense of $194, and $96 for the three months ended March 31, 2017 and 2016, respectively	251	150
Reclassification adjustment for realized gain on cash flow hedges included in the condensed consolidated statements of income, net of tax expense of $48 and $63 for the three months ended March 31, 2017 and 2016, respectively	(18)	(100)
Total other comprehensive income, net of tax	233	50
TOTAL COMPREHENSIVE INCOME	$48,422	$50,442
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except share data)

ASSETS	March 31, 2017	December 31, 2016
Cash and cash equivalents	$797,293	$747,709
Cash and securities segregated under federal and other regulations	682,662	768,219
Restricted cash	40,628	42,680
Receivables from:
Clients, net of allowance of $572 at March 31, 2017 and $1,580 at December 31, 2016	296,282	341,199
Product sponsors, broker-dealers, and clearing organizations	163,720	175,122
Advisor loans, net of allowance of $5,996 at March 31, 2017 and $1,852 at December 31, 2016	195,312	194,526
Others, net of allowance of $8,527 at March 31, 2017 and $12,851 at December 31, 2016	196,716	189,632
Securities owned:
Trading — at fair value	13,502	11,404
Held-to-maturity — at amortized cost	7,110	8,862
Securities borrowed	18,203	5,559
Fixed assets, net of accumulated depreciation and amortization of $374,795 at March 31, 2017 and $355,919 at December 31, 2016	387,395	387,368
Goodwill	1,365,838	1,365,838
Intangible assets, net of accumulated amortization of $390,265 at March 31, 2017 and $380,775 at December 31, 2016	344,505	353,996
Other assets	252,910	242,812
Total assets	$4,762,076	$4,834,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$157,227	$198,839
Payables to clients	770,576	863,765
Payables to broker-dealers and clearing organizations	57,139	63,032
Accrued commission and advisory expenses payable	121,543	128,476
Accounts payable and accrued liabilities	364,437	385,545
Income taxes payable	27,821	4,607
Unearned revenue	79,412	62,785
Securities sold, but not yet purchased — at fair value	189	183
Long-term debt, net of unamortized debt issuance cost of $17,493 at March 31, 2017 and $21,924 at December 31, 2016	2,182,507	2,175,436
Leasehold financing obligation	105,210	105,649
Deferred income taxes, net	25,745	25,614
Total liabilities	3,891,806	4,013,931
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 121,663,838 shares issued at March 31, 2017 and 119,917,854 shares issued at December 31, 2016	122	120
Additional paid-in capital	1,493,184	1,445,256
Treasury stock, at cost — 31,231,667 shares at March 31, 2017 and 30,621,270 shares at December 31, 2016	(1,218,919)	(1,194,645)
Accumulated other comprehensive income	548	315
Retained earnings	595,335	569,949
Total stockholders’ equity	870,270	820,995
Total liabilities and stockholders’ equity	$4,762,076	$4,834,926
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2015	119,572	$119	$1,418,298	30,048	$(1,172,490)	$553	$469,130	$715,610
Net income and other comprehensive income (loss), net of tax expense						50	50,392	50,442
Issuance of common stock to settle restricted stock units, net	101	1		35	(731)			(730)
Treasury stock purchases				635	(25,013)			(25,013)
Cash dividends on common stock							(22,243)	(22,243)
Stock option exercises and other	19		439	(35)	1,256		(759)	936
Share-based compensation			5,020					5,020
Excess tax benefits (tax deficiency) from share-based compensation			(963)					(963)
BALANCE — March 31, 2016	119,692	$120	$1,422,794	30,683	$(1,196,978)	$603	$496,520	$723,059
BALANCE — December 31, 2016	119,918	$120	$1,445,256	30,621	$(1,194,645)	$315	$569,949	$820,995
Net income and other comprehensive income (loss), net of tax expense						233	48,189	48,422
Issuance of common stock to settle restricted stock units, net	205		—	65	(2,527)			(2,527)
Treasury stock purchases				567	(22,492)			(22,492)
Cash dividends on common stock							(22,620)	(22,620)
Stock option exercises and other	1,541	2	40,957	(21)	745		(183)	41,521
Share-based compensation			6,971					6,971
BALANCE — March 31, 2017	121,664	$122	$1,493,184	31,232	$(1,218,919)	$548	$595,335	$870,270
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,189	$50,392
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	20,747	18,962
Amortization of intangible assets	9,491	9,525
Amortization of debt issuance costs	1,286	1,442
Share-based compensation	6,971	5,020
Excess tax benefits related to share-based compensation	—	(9)
Provision for bad debts	833	876
Deferred income tax provision	(14)	(74)
Loss on extinguishment of debt	21,139	—
Loan forgiveness	12,977	10,571
Other	(1,993)	(1,975)
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	85,557	(15,119)
Deposit of restricted cash related to captive insurance subsidiary	(4,688)	(5,285)
Release of restricted cash related to captive insurance subsidiary	6,741	713
Receivables from clients	45,926	44,107
Receivables from product sponsors, broker-dealers, and clearing organizations	11,403	(6,817)
Advisor loans	(18,605)	(15,293)
Receivables from others	(2,761)	(2,832)
Securities owned	(1,907)	275
Securities borrowed	(12,644)	(1,464)
Other assets	(6,281)	(11,541)
Drafts payable	(41,613)	(6,623)
Payables to clients	(93,189)	42,122
Payables to broker-dealers and clearing organizations	(5,892)	(9,621)
Accrued commission and advisory expenses payable	(6,934)	(9,917)
Accounts payable and accrued liabilities	(19,751)	(17,034)
Income taxes receivable/payable	23,214	27,307
Unearned revenue	16,627	11,246
Securities sold, but not yet purchased	7	11
Net cash provided by operating activities	$94,836	$118,965

Continued on following page

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(30,711)	$(20,109)
Proceeds from maturity of securities classified as held-to-maturity	1,750	2,000
Release of restricted cash	—	1,445
Net cash used in investing activities	(28,961)	(16,664)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	(2,197,360)	(4,419)
Proceeds from senior secured term loans and senior notes	2,197,360	—
Payment of debt issuance costs	(13,936)	—
Tax payments related to settlement of restricted stock units	(2,527)	(731)
Repurchase of common stock	(18,290)	(25,013)
Dividends on common stock	(22,620)	(22,243)
Excess tax benefits related to share-based compensation	—	9
Proceeds from stock option exercises and other	41,521	935
Payment of leasehold financing obligation	(439)	—
Net cash used in financing activities	(16,291)	(51,462)
NET INCREASE IN CASH AND CASH EQUIVALENTS	49,584	50,839
CASH AND CASH EQUIVALENTS — Beginning of period	747,709	724,529
CASH AND CASH EQUIVALENTS — End of period	$797,293	$775,368
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$23,737	$23,973
Income taxes paid	$3,884	$7,930
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$13,960	$8,813
Finance obligation related to real estate project	$—	$14,821
Debt issuance cost included in accounts payable and accrued liabilities	$3,091	$—
Discount on proceeds from senior secured credit facilities recorded as debt issuance cost	$2,640	$—
Pending settlement of treasury stock purchases	$4,202	$—

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Description of the Company
LPL Financial Holdings Inc. (“LPLFH”), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the “Company”), provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at financial institutions (collectively “advisors”) in the United States. Through its custody and clearing platform, using both proprietary and third-party technology, the Company provides access to diversified financial products and services, enabling its advisors to offer independent financial advice and brokerage services to retail investors (their “clients”).
Description of Subsidiaries
LPL Holdings, Inc. (“LPLH”), a Massachusetts holding corporation, owns 100% of the issued and outstanding common stock or other ownership interest in each of LPL Financial LLC (“LPL Financial”), Fortigent Holdings Company, Inc., Independent Advisers Group Corporation (“IAG”), LPL Insurance Associates, Inc. (“LPLIA”), LPL Independent Advisor Services Group LLC (“IASG”), and UVEST Financial Services Group, Inc. (“UVEST”). LPLH is also the majority stockholder in PTC Holdings, Inc. (“PTCH”), and owns 100% of the issued and outstanding voting common stock. Each member of PTCH’s board of directors meets the direct equity ownership interest requirements that are required by the Office of the Comptroller of the Currency. The Company has established a wholly-owned series captive insurance entity that underwrites insurance for various legal and regulatory risks.
LPL Financial, with primary offices in Boston, Massachusetts; San Diego, California; and Fort Mill, South Carolina, is a clearing broker-dealer and an investment advisor that principally transacts business as an agent for its advisors and financial institutions on behalf of their clients in a broad array of financial products and services. LPL Financial is licensed to operate in all 50 states, Washington D.C., Puerto Rico, and the U.S. Virgin Islands.
Fortigent Holdings Company, Inc. and its subsidiaries (“Fortigent”) provide solutions and consulting services to registered investment advisors, banks, and trust companies serving high-net-worth clients.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, intangible assets, allowance for doubtful accounts, share-based compensation, accruals for liabilities, income taxes, revenue and expense accruals, and other matters that affect the consolidated financial statements and related disclosures. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Actual results could differ from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements.
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of results of income, comprehensive income, financial position, and cash flows in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2016, contained in the Company’s Annual Report on Form 10-K as filed with the SEC.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s significant accounting policies are included in Note 2. Summary of Significant Accounting Policies, in the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2016. There have been no significant changes to these accounting policies during the first three months of 2017.
Consolidation
These unaudited condensed consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method.
Reportable Segment
Management has determined that the Company operates in one segment, given the similarities in economic characteristics between our operations and the common nature of our products and services, production and distribution processes, and regulatory environment.
Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness, which the Company carries at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 3. Fair Value Measurements, for additional detail regarding the Company’s fair value measurements. As of March 31, 2017, the carrying amount and fair value of the Company’s indebtedness was approximately $2,200.0 million and $2,212.9 million, respectively. As of December 31, 2016, the carrying amount and fair value was approximately $2,197.4 million and $2,218.9 million, respectively.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date. The Company expects to adopt the provisions of this guidance on January 1, 2018 using the modified retrospective approach; however, the adoption is expected to have no material impact on its consolidated financial statements but will impact the Company’s disclosures.
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
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test and requires an entity to recognize an impairment charge for the amount by which the carrying amount of goodwill exceeds the reporting unit’s fair value, not to exceed the carrying amount of goodwill. The Company expects to adopt the provisions of this guidance on January 1, 2020. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Pronouncements
On January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The ASU is designed to identify areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The adoption of ASU 2016-09 had no material impact on its consolidated financial statements; however, it did reduce the Company's effective tax rate for the three months ended March 31, 2017.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the three months ended March 31, 2017.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At March 31, 2017, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At March 31, 2017, the Company did not adjust prices received from the independent third-party pricing services.
Other Assets — The Company’s other assets include: (1) deferred compensation plan assets that are invested in money market and other mutual funds, which are actively traded and valued based on quoted market prices; (2) certain non-traded real estate investment trusts and auction rate notes, which are valued using quoted prices for identical or similar securities and other inputs that are observable or can be corroborated by observable market data; and (3) cash flow hedges, which are measured using quoted prices

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

for similar cash flow hedges, taking into account counterparty credit risk and the Company’s own non-performance risk.
Accounts Payable and Accrued Liabilities — The Company’s accounts payable and accrued liabilities include contingent consideration liabilities that are measured using Level 3 inputs.
Level 3 Recurring Fair Value Measurements
The Company determines the fair value for its contingent consideration obligations using an income approach whereby the Company assesses the expected future performance of the acquired assets. The contingent payment is estimated using a discounted cash flow of the expected payment amount to calculate the fair value as of the valuation date. The Company’s management evaluates the underlying projections and other related factors used in determining fair value each period and makes updates when there have been significant changes in management’s expectations.
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$218,777	$—	$—	$218,777
Securities owned — trading:
Money market funds	329	—	—	329
Mutual funds	8,001	—	—	8,001
Equity securities	78	—	—	78
Debt securities	—	1,509	—	1,509
U.S. treasury obligations	3,585	—	—	3,585
Total securities owned — trading	11,993	1,509	—	13,502
Other assets	150,919	8,667	—	159,586
Total assets at fair value	$381,689	$10,176	$—	$391,865
Liabilities
Securities sold, but not yet purchased:
Mutual funds	$30	$—	$—	$30
Equity securities	159	—	—	159
Total securities sold, but not yet purchased	189	—	—	189
Accounts payable and accrued liabilities	—	—	527	527
Total liabilities at fair value	$189	$—	$527	$716

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
The amortized cost, gross unrealized loss, and fair value of securities held-to-maturity were as follows (in thousands):

	March 31, 2017	December 31, 2016
Amortized cost	$7,110	$8,862
Gross unrealized loss	(30)	(31)
Fair value	$7,080	$8,831

At March 31, 2017, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$2,498	$4,112	$500	$7,110
U.S. government notes — at fair value	$2,495	$4,087	$498	$7,080

5.    Goodwill and Other Intangible Assets
The balances in goodwill and intangible assets were a result of various acquisitions. See Note 7. Goodwill and Other Intangible Assets, in the Company’s audited consolidated financial statements and the related notes in the 2016 Annual Report on Form 10-K for a discussion of the components of goodwill and additional information regarding intangible assets.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

6.    Debt
On March 10, 2017, LPLFH and LPLH entered into a fourth amendment agreement, which amended and restated LPLH’s existing credit agreement (such amended and restated agreement, the “Credit Agreement”) and refinanced LPLH’s then outstanding senior secured credit facilities with a new seven year Term Loan B facility in an aggregate principal amount of $1.7 billion and a five year revolving credit facility in an aggregate principal amount of $500.0 million. The proceeds of the new Term Loan B, together with the proceeds from the offering of $500.0 million aggregate principal amount of 5.75% senior notes (the “Notes”) and cash, were used to repay LPLH’s existing senior secured credit facilities and to pay accrued interest and related fees and expenses. In connection with the execution of the Credit Agreement, the refinancing led to the extinguishment of the previous Term Loan A and B facilities, which required the Company to accelerate the recognition of $21.1 million of related unamortized debt issuance costs that had no future economic benefit, and recognize that amount as a loss on extinguishment of debt in our unaudited condensed consolidated statements of income.
Issuance of 5.75% Senior Notes due 2025
The Notes were issued in March 2017 pursuant to an Indenture, dated March 10, 2017, among LPLH, U.S. Bank National Association, as trustee, and certain of the Company’s subsidiaries as guarantors (“Indenture”).
The Notes are unsecured obligations, will mature on September 15, 2025, and will bear interest at the rate of 5.75% per year, with interest payable semi-annually, beginning on September 15, 2017. The Company may redeem all or part of the Notes at any time prior to March 15, 2020 (subject to a customary “equity claw” redemption right) at 100% of the principal amount redeemed plus a “make-whole” premium. Thereafter the Company may redeem all or part of the Notes at annually declining redemption premiums until March 15, 2023, at and after which date the redemption price will be equal to 100% of the principal amount redeemed.
Senior Secured Credit Facilities
Borrowings under the Term Loan B facility bear interest at a rate per annum of 250 basis points over the Eurodollar Rate (as defined in the Credit Agreement), and have no leverage or interest coverage maintenance covenants. Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 150 to 200 basis points over the Eurodollar Rate, depending on the Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement). The Eurodollar Rate option is the one-, two-, three-, or six-month LIBOR rate, as selected by LPLH, or, with the approval of the applicable lenders, twelve month LIBOR rate or the LIBOR rate for another period acceptable to the Administrative Agent (including a shorter period). The Eurodollar Rate is not subject to an interest rate floor.
The Company’s outstanding borrowings as of March 31, 2017 were as follows (dollars in thousands):

	March 31, 2017
Total Debt	Balance	Applicable Margin	Interest Rate	Maturity
Revolving Credit Facility	$—	LIBOR+200bps(1)	—%	3/10/2022
Senior Secured Term Loan B	1,700,000	LIBOR+250 bps(1)	3.77%	3/10/2024
Senior Unsecured Notes	500,000	Fixed Rate	5.75%	9/15/2025
Total borrowings/ weighted-average interest rate	2,200,000		4.22%
Less Unamortized Debt Issuance Cost	17,493
Long-term borrowings — net of unamortized debt issuance cost	$2,182,507
_____________________

(1)
The LIBOR rate option is one-, two-, three- or six-month LIBOR rate, as selected by LPLH, or, with the approval of the applicable lenders, twelve month LIBOR rate or the LIBOR rate for another period acceptable to the Administrative Agent (including a shorter period). The LIBOR rate is not subject to an interest rate floor.

The Company is required to make quarterly amortization payments on the Term Loan B facility (commencing with the fiscal quarter ending June 30, 2017), each equal to 0.25% of the original principal amount of the loans under the Term Loan B facility.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Voluntary prepayments of the Term Loan B facility in connection with a Repricing Transaction (as defined in the Credit Agreement) on or prior to six months after the Effective Date will be subject to a call premium of 1.0%. Otherwise, outstanding loans under the Term Loan B facility may be voluntarily prepaid at any time without premium or penalty.
The Company’s revolving credit facility requires compliance with a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement), tested as of the last day of each fiscal quarter. The breach of this covenant is subject to certain equity cure rights.
As of March 31, 2017, LPLH also had $14.6 million of irrevocable letters of credit, with an applicable interest rate margin of 2.00%, which were supported by the Company’s revolving credit facility.
The Credit Agreement subjects the Company to certain financial and non-financial covenants for the benefit of the revolving credit facility. As of March 31, 2017, the Company was in compliance with such covenants.
The Company’s outstanding borrowings as of December 31, 2016 were as follows (dollars in thousands):

	December 31, 2016
Senior Secured Credit Facilities	Balance	Interest Rate	Maturity
Term Loan A	$459,375	3.27%	9/30/2019
2019 Term Loan B	420,309	3.25%	3/29/2019
2021 Term Loan B	624,676	4.25%	3/29/2021
2022 Term Loan B	693,000	4.80%	11/20/2022
Total borrowings	2,197,360
Less Unamortized Debt Issuance Cost	21,924
Long-term borrowings — net of unamortized debt issuance cost	$2,175,436

Bank Loans Payable
The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200 million limit, and allows for both collateralized and uncollateralized borrowings. During the three months ended March 31, 2017, the Company drew a total of $74 million on one of the lines of credit at an interest rate of 2.18%. The lines were not otherwise utilized during the three months ended March 31, 2017 or 2016. There were no balances outstanding at March 31, 2017 or December 31, 2016.
7.    Commitments and Contingencies
Leases
The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $5.3 million and $6.2 million for the three months ended March 31, 2017 and 2016, respectively.
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no such significant unfunded commitments at March 31, 2017.
Legal & Regulatory Matters
The Company is subject to extensive regulation and supervision by U.S. federal and state agencies and various self-regulatory organizations. The Company and its advisors periodically engage with such agencies and organizations, in the context of examinations or otherwise, to respond to inquiries, informational requests, and investigations. From time to time, such engagements result in regulatory complaints or other matters, the resolution of which can include fines and other remediation. Assessing the probability of a loss occurring and the amount of any loss related to a legal proceeding or regulatory matter is inherently difficult. While the Company exercises significant and complex judgments to make certain estimates presented in its consolidated financial statements, there are particular uncertainties and complexities involved when assessing the potential outcomes of legal proceedings and regulatory matters. The Company’s assessment process considers a variety of factors and assumptions, which may include: the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts; potential opportunities for settlement and the status of any settlement discussions; as well as the potential for insurance coverage and indemnification, if available. The Company monitors these factors and assumptions for new developments and re-assesses the likelihood that a loss will occur and the estimated range or amount of loss, if those amounts can be reasonably determined. The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated, except as otherwise covered by third-party insurance or self-insurance through its captive insurance subsidiary, as discussed below.
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
Self-Insurance Liabilities
The Company has self-insurance for certain potential liabilities, including various errors and omissions liabilities, through a wholly-owned captive insurance subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends. As of March 31, 2017, these self-insurance liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the unaudited condensed consolidated statements of income for the three months ended March 31, 2017.
Other Commitments
As of March 31, 2017, the Company had approximately $213.6 million of client margin loans that were collateralized with securities having a fair value of approximately $299.0 million that it can re-pledge, loan, or sell. Of these securities, approximately $39.4 million were client-owned securities pledged to the Options Clearing

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Corporation as collateral to secure client obligations related to options positions. As of March 31, 2017, there were no restrictions that materially limited the Company’s ability to re-pledge, loan, or sell the remaining $259.6 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $3.6 million and $3.0 million pledged to clearing organizations at March 31, 2017 and December 31, 2016, respectively.
8.    Stockholders’ Equity
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s board of directors (“Board of Directors”) as well as certain limits under the Company’s credit facilities and the Indenture. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows for the periods indicated (in millions, except per share data):

	2017		2016
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$22.6	$0.25	$22.2

Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the unaudited condensed consolidated statements of financial condition. Purchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company’s management within the constraints of the Credit Agreement and general liquidity needs.
During the three months ended March 31, 2017, the Company repurchased a total of 566,798 shares of its common stock at a weighted-average price of $39.68 per share for a total cost of $22.5 million. As of March 31, 2017, the Company was authorized to purchase up to an additional $202.5 million of shares pursuant to share repurchase program approved by the Board of Directors.
9.    Share-Based Compensation
Certain employees, advisors, institutions, officers, and directors of the Company participate in various long-term incentive plans, which provide for granting stock options, warrants, restricted stock awards, restricted stock units, deferred stock units, and performance stock units. Stock options and warrants outstanding generally vest in equal increments over a three- to four-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards, restricted stock units, deferred stock units, and performance stock units outstanding generally vest over a one- to four-year period.
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
There were 20,055,945 shares authorized for grant under the 2010 Plan after the amendment and restatement of the plan in May 2015. There were 8,631,510 shares reserved for issuance upon exercise or conversion of outstanding awards granted, and 7,746,780 shares remaining available for future issuance under the 2010 Plan, as of March 31, 2017.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee and officer stock options that have been granted during the three months ended March 31, 2017:

Expected life (in years)	5.43
Expected stock price volatility	35.27%
Expected dividend yield	2.61%
Risk-free interest rate	2.14%
Fair value of options	$10.63
The fair value of each stock option or warrant awarded to advisors and financial institutions is estimated on the date of the grant and revalued at each reporting period using the Black-Scholes valuation model with the following weighted-average assumptions used during the three months ended March 31, 2017:

Expected life (in years)	5.70
Expected stock price volatility	35.86%
Expected dividend yield	2.56%
Risk-free interest rate	2.11%
Fair value of options	$15.27

The following table summarizes the Company’s stock option and warrant activity for the three months ended March 31, 2017:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2016	7,153,982	$30.40
Granted	851,810	$39.48
Exercised	(1,541,436)	$26.57
Forfeited	(63,931)	$30.46
Outstanding — March 31, 2017	6,400,425	$32.53	6.58	$58,773
Exercisable — March 31, 2017	4,167,195	$33.47	5.25	$37,116
Exercisable and expected to vest — March 31, 2017	6,160,219	$32.50	6.46	$57,126

The following table summarizes information about outstanding stock options and warrants at March 31, 2017:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$18.04 - $23.02	2,024,605	$20.32	6.65	1,049,299	$20.75
$23.41 - $30.00	1,034,779	$28.16	4.19	899,064	$28.36
$31.60 - $32.33	482,865	$31.86	5.42	474,015	$31.87
$34.01 - $39.60	1,430,829	$37.49	7.54	567,664	$34.53
$42.60 - $54.81	1,427,347	$48.25	7.64	1,177,153	$48.84
	6,400,425	$32.53	6.58	4,167,195	$33.47

The Company recognizes share-based compensation for stock options awarded to employees and officers based on the grant date fair value over the requisite service period of the award, which generally equals the vesting

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

period. The Company recognized share-based compensation related to the vesting of these awards of $2.1 million and $4.0 million during the three months ended March 31, 2017 and 2016, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of March 31, 2017, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $13.2 million, which is expected to be recognized over a weighted-average period of 2.36 years.
During 2011 and 2012 the Company granted stock options and warrants to its advisors and financial institutions. Share-based compensation for these awards is based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $0.3 million and $(0.3) million during the three months ended March 31, 2017 and 2016, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of March 31, 2017, total unrecognized compensation cost related to non-vested stock options and warrants granted to advisors and financial institutions was $0.8 million, which is expected to be recognized over a weighted-average period of 0.67 years.
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, for the three months ended March 31, 2017:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested — December 31, 2016	10,404	$35.85	982,253	$30.61
Granted	—	$—	337,173	$40.34
Vested	—	$—	(204,548)	$31.18
Forfeited	—	$—	(34,664)	$33.09
Nonvested — March 31, 2017	10,404	$35.85	1,080,214	$33.46
Expected to vest — March 31, 2017	10,404	$35.85	971,870	$33.27

The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards, restricted stock units, deferred stock units and performance stock units must vest or else are subject to forfeiture; however, restricted stock awards are included in our shares outstanding upon grant and have the same dividend and voting rights as our common stock. Share-based compensation is based on the grant date fair value and recognized over the requisite service period of the award, which generally equals the vesting period. The Company recognized $2.9 million and $2.3 million of share-based compensation related to the vesting of these restricted stock awards, restricted stock units, deferred stock units, and performance stock units during the three months ended March 31, 2017 and 2016, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of March 31, 2017, total unrecognized compensation cost for restricted stock awards and deferred stock units granted to directors and restricted stock units and performance stock units granted to employees and officers was $18.3 million, which is expected to be recognized over a weighted-average remaining period of 2.43 years.
The Company also grants restricted stock units to its advisors and to financial institutions. Share-based compensation is based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $1.4 million and $(1.1) million related to the vesting of these restricted stock units during the three months ended March 31, 2017 and 2016, respectively, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of March 31, 2017, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $4.8 million, which is expected to be recognized over a weighted-average remaining period of 1.75 years.

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

	Three Months Ended March 31,
	2017	2016
Net income	$48,189	$50,392

Basic weighted-average number of shares outstanding	89,868	88,964
Dilutive common share equivalents	2,136	657
Diluted weighted-average number of shares outstanding	92,004	89,621

Basic earnings per share	$0.54	$0.57
Diluted earnings per share	$0.52	$0.56

The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the three months ended March 31, 2017 and 2016, stock options, warrants, and restricted stock units representing common share equivalents of 1,806,253 shares and 4,885,765 shares, respectively, were anti-dilutive.
11.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 35.0%, primarily as a result of state taxes, settlement contingencies, tax credits, tax deductions that are not expensed for financial statement purposes, and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 36.0% and 40.4% for the three months ended March 31, 2017 and 2016 respectively. The decrease in the Company’s effective tax rate compared to the 2016 period was primarily due to tax benefits associated with the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting for recording stock-based compensation beginning in 2017.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
12.    Net Capital and Regulatory Requirements
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
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $171.4 million with a minimum net capital requirement of $6.0 million as of March 31, 2017.
The Company’s subsidiary, PTC, operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to PTC’s operations.
As of March 31, 2017 and December 31, 2016, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
13.    Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk
LPL Financial’s client securities activities are transacted on either a cash or margin basis. In margin transactions, LPL Financial extends credit to the advisor’s client, subject to various regulatory and internal margin requirements, collateralized by cash or securities in the client’s account. As clients write options contracts or sell securities short, LPL Financial may incur losses if the clients do not fulfill their obligations and the collateral in the clients’ accounts is not sufficient to fully cover losses that clients may incur from these strategies. To control this risk, LPL Financial monitors margin levels daily and clients are required to deposit additional collateral, or reduce positions, when necessary.
LPL Financial is obligated to settle transactions with brokers and other financial institutions even if its advisors’ clients fail to meet their obligation to LPL Financial. Clients are required to complete their transactions on the settlement date, generally three business days after the trade date. If clients do not fulfill their contractual obligations, LPL Financial may incur losses. In addition, the Company occasionally enters into certain types of contracts to fulfill its sale of when, as, and if issued securities. When, as, and if issued securities have been authorized but are contingent upon the actual issuance of the security. LPL Financial has established procedures to reduce this risk by generally requiring that clients deposit cash or securities into their account prior to placing an order.
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
14.    Subsequent Events
On April 25, 2017, the Board of Directors declared a cash dividend of $0.25 per share on the Company's outstanding common stock to be paid on May 25, 2017 to all stockholders of record on May 15, 2017.

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
Changes in the value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices, and the correlation among these factors. We manage our trading inventory by product type. Our activities to facilitate client transactions generally involve mutual fund activities, including dividend reinvestments. The balances are based upon pending client activities, which are monitored by our Service, Trading, and Operations (“STO”) Department. Because these positions arise from pending client transactions, there are no specific trading or position limits. Positions held to meet clearing deposit requirements consist of U.S. government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlement area within our STO Department.
In addition to our trading inventory and our deposit obligations, our Research Department develops model portfolios that are used by advisors in developing client portfolios. We currently maintain approximately 221 accounts based on model portfolios. At the time a portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum for a client. Account minimums vary by product and can range from $5,000 to $250,000 per model. We utilize these positions to track the performance of the Research Department.
At March 31, 2017, the fair value of our trading securities owned was $13.5 million. Securities sold, but not yet purchased were immaterial at March 31, 2017. The fair value of securities included within other assets was $159.6 million at March 31, 2017. See Note 3. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased, and other assets associated with our client facilitation activities. See Note 4. Held-to-Maturity Securities, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
We do not enter into contracts involving derivatives or other similar financial instruments for proprietary trading purposes. At March 31, 2017, we used a derivative financial instrument, consisting of a non-deliverable foreign currency forward contract, to mitigate foreign currency exchange risk arising under an agreement with a third party service provider. The agreement provides that on each annual anniversary date of the signing of the agreement, the price for services, which are denominated in U.S. dollars, is to be adjusted for the then-current exchange rate between the U.S. dollar and the Indian rupee. The derivative instrument settles in June 2017, and the fair value of the derivative instrument was not material as of March 31, 2017.
In addition, we have market risk resulting from system incidents and human error, which can require trade corrections for our customers. We also have market risk on the fees we earn that are based on the market value of brokerage and advisory assets, assets on which trailing commissions are paid, and assets eligible for sponsor payments.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of March 31, 2017, all of the $1.7 billion of outstanding debt under our Credit Agreement was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are subject to the same, but off-setting interest rate risk.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding at March 31, 2017 (in thousands):

	Outstanding at Variable Interest Rates	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facilities		Points	Points	Points	Points
Term Loan B	$1,700,000	$1,689	$4,223	$8,447	$16,894
Revolving Credit Facility	—	—	—	—	—
Variable Rate Debt Outstanding	$1,700,000	$1,689	$4,223	$8,447	$16,894
See Note 6. Debt, within the notes to the unaudited condensed consolidated financial statements for additional information.
Our interest rate risk is mitigated in part by having the interest rate for a portion of the Term Loan B debt, $850 million, locked in for three months and the remaining portion, $850 million, locked in for six months. At the end of each of these periods the rates will be locked in at the then current rate for one, two, three, six, or twelve months as allowed under the Credit Agreement. The effect of these interest rate locks are not included in the table above.
As of March 31, 2017 we offered our advisors and their clients three primary cash sweep vehicles that are interest rate sensitive: our insured cash account (“ICA”) for individuals, trusts and sole proprietorships, an insured deposit cash account (“DCA”) for advisory individual retirement accounts, and a money market sweep vehicle involving multiple money market fund providers. While clients earn interest for balances on deposit in ICA and DCA, we earn a fee. Our fees from ICA are based on prevailing interest rates in the current interest rate environment. Changes in interest rates and fees for the insured bank deposit sweep vehicle are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicle relative to other products into which clients may move cash balances. The fees that we receive from the DCA vehicle are calculated as a per account fee; such fees increase as the federal funds target rate increases, subject to a cap.
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
These activities are transacted on either a cash or margin basis. Our credit exposure in these transactions consists primarily of margin accounts, through which we extend credit to advisors’ clients collateralized by securities in the client’s account. Under many of these agreements, we are permitted to sell, re-pledge, or loan these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions.
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in clients’ accounts is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our losses on margin accounts did not exceed $0.3 million during either of the three months ended March 31, 2017 and 2016. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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

Operational Risk
Operational risk is defined as the risk of loss resulting from failed or inadequate processes or systems, actions by people, or external events. We operate in diverse markets and are reliant on the ability of our employees and information technology systems, as well as third-party service providers and their systems, to manage a large number of transactions effectively. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing operating environment with increasing transaction volumes and in light of increasing reliance on systems capabilities and performance, as well as third-party service providers. In the event of a breakdown, obsolescence, or improper operation of systems or improper action by employees, advisors, or third-party service providers, we could suffer business disruptions, financial loss, data loss, regulatory sanctions, and damage to our reputation. Although we have developed business continuity and disaster recovery plans, those plans could be inadequate, disrupted, or otherwise unsuccessful in maintaining the competitiveness, stability, security, or continuity of critical systems as result of, among other things, obsolescence, improper operation, or other limitations of our current technology.
In order to assist in the mitigation and control of operational risk, we have an operational risk framework that enables assessment and reporting on operational risk across the firm. This framework helps ensure policies and procedures are in place and appropriately designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits. Notwithstanding the foregoing, please consult the Risks Related to our Technology and Risks Related to Our Business Generally sections within Part I, “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K for more information about the risks associated with our technology, including risks related to information security, our risk management policies and procedures and the potential related effects on our operations.
Regulatory and Legal Risk
The regulatory environment in which we operate is discussed in detail within Part I, “Item 1, Business Section” in our 2016 Annual Report on Form 10-K. In recent years, and during the period presented in this Quarterly Report on Form 10-Q, we have observed regulators broaden the scope, frequency, and depth of their examinations to include greater emphasis on the quality and consistency of the industry’s execution of policies and procedures. Please consult the Risks Related to Our Regulatory Environment section within Part I, “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K for more information about the risks associated with operating within our regulatory environment, and the potential related effects on our operations.
Risk Management
We employ an enterprise risk management framework (“ERM”) that is intended to address key risks and responsibilities, enable us to execute our business strategy, and protect our Company and its franchise. Our framework is designed to promote clear lines of risk management accountability and a structured escalation process for key risk information and events.
We operate a three lines of defense model whereby the primary ownership for risk and control processes is the responsibility of business and control owners who are the “first line” of defense in effectively managing risks. The first line is responsible for risk process ownership and is comprised of the business units, whose primary responsibility is for day-to-day compliance and risk management, including execution of desktop and supervisory procedures. These business owners and certain control owners implement and execute controls to manage risk, execute risk assessments, identify emerging risks, and comply with risk management policies. The second line of defense is comprised of certain departments within Governance, Risk and Compliance (“GRC”), STO, Business Technology Services (“BTS”), Finance, and Human Capital and this second line of defense provides risk and control assessment and oversight. The third line of defense is independent verification of the effectiveness of internal controls and is conducted by the Internal Audit Department or in third-party reviews.
Our risk management governance approach includes our Board of Directors and certain of its committees; the Risk Oversight Committee of LPL Financial (the “ROC”) and its subcommittees; the Internal Audit Department and the GRC Department of LPL Financial; and business line management. We regularly reevaluate and, when necessary, modify our processes to improve the identification and escalation of risks and events.
Audit Committee of the Board
In addition to its other responsibilities, the Audit Committee of the Board (the “Audit Committee”) reviews our policies with respect to risk assessment and risk management, as well as our major financial risk exposures and the steps management has undertaken to control them. The Audit Committee generally provides reports to the Board at each of the Board’s regularly scheduled quarterly meetings.
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
Risk Oversight Committee of LPL Financial
The Audit Committee has mandated that the ROC oversee our risk management activities, including those of our subsidiaries. The Chief Risk Officer of LPL Financial serves as chair, and the Deputy Chief Risk Officer serves as vice chair, of the ROC, which generally meets on a monthly basis with ad hoc meetings as necessary. The members of the ROC include certain Managing Directors of LPL Financial, as well as other members of LPL Financial’s senior management team who serve as ex-officio members and represent key control areas of the Company. These individuals include, but are not limited to, the Chief Compliance Officer, Brokerage; the Chief Information Security Officer; and the Chief Privacy Officer of LPL Financial. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries, and that the ROC thoroughly reviews significant matters relating to risk priorities, policies, control procedures and related exceptions, certain new and complex products and business arrangements, transactions with significant risk elements, and identified emerging risks.
The chair of the ROC provides reports to the Audit Committee at each of the Audit Committee’s regularly scheduled quarterly meetings and, as necessary or requested, to the Board. The reports generally cover topics addressed by the ROC at its meetings since the immediately preceding report. If warranted, matters of material risk are escalated to the Audit Committee or Board more frequently.
Subcommittees of the Risk Oversight Committee
The ROC has established multiple subcommittees that cover key areas of risk. The subcommittees meet regularly and are responsible for keeping the ROC informed and escalating issues in accordance with the Company’s escalation policies. The responsibilities of such subcommittees include, for example, oversight of the approval of new and complex investment products offered to advisors’ clients; oversight of the firm’s technology; issues and trends related to advisor compliance and examination findings; whistle-blower and tips hotline allegations; and oversight of disclosures related to our financial reporting.
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

Policy Committee and Advisor Policies
In addition to the ERM framework, the Management Committee of LPL Financial has established a Policy Committee to provide a centralized decision-making process for material policy issues that may arise on an ad hoc basis. The membership of the Policy Committee consists of a subset of the Management Committee and currently includes: the President and Chief Executive Officer, who serves as chair of the Policy Committee, and the Managing Director, Chief Risk Officer. The Managing Director, Legal & Government Relations, serves as a non-voting member. Among other issues, the Policy Committee addresses policy conflicts and potential conflicts that may arise from time to time from legal and regulatory requirements, business proposals, and practices throughout the Company as they relate to advisor-facing or public-facing issues. The Policy Committee is responsible for analyzing such issues, and either facilitating the policy decision or conflict resolution, or making the policy decision. The Policy Committee reports the results of its decisions or other resolutions to the Management Committee on an ad hoc basis.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we have been subjected to and are currently subject to legal proceedings, investigations, examinations, and inquiries arising out of our business operations, including lawsuits, arbitration claims, governmental subpoenas, regulatory, governmental and self-regulatory organization inquiries or investigations, and other actions and claims. In the opinion of management, there are no matters outstanding that would have a material adverse impact on our operations or financial condition.
A putative class action lawsuit has been filed against the Company and certain of its executive officers in federal district court alleging certain misstatements and omissions related to the Company’s share repurchases and financial performance in late 2015. The Company intends to defend vigorously against the lawsuit.
For a discussion of legal proceedings, see Note 7. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements for disclosure of matters related to regulatory matters.
Item 1A. Risk Factors
There have been no material changes in the information regarding the Company’s risks, as set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2016 Annual Report on Form 10-K, other than the Risks Related to Our Debt noted below.
Risks Related to Our Debt
Our indebtedness could adversely affect our financial health and may limit our ability to use debt to fund future capital needs.
At March 31, 2017, we had total indebtedness of $2.2 billion, and we had the ability to borrow up to $500.0 million under our revolving credit facility, subject to compliance with certain conditions. Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions. It could also require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes. In addition, our level of indebtedness may limit our flexibility in planning for changes in our business and the industry in which we operate, and limit our ability to borrow additional funds.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful or feasible. Our senior secured credit agreement (the “Credit Agreement”) restricts our ability to sell assets. Even if we could consummate those sales, the proceeds that we realize from them may not be adequate to meet any debt service obligations then due. Furthermore, if an event of default were to occur with respect to our Credit Agreement or other future indebtedness, our creditors could, among other things, accelerate the maturity of our indebtedness.
Our Credit Agreement and the indenture governing the Notes (“Indenture”) permits us to incur additional indebtedness. Under our Credit Agreement and Indenture, we have the right to request additional commitments for new term loans, new revolving credit commitments and increases to then-existing term loans and revolving credit commitments, subject to certain limitations. Although our Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute “indebtedness” as defined in our Credit Agreement. To the extent new debt or other obligations are added to our currently anticipated debt levels, the substantial indebtedness risks described above would increase.
A credit rating downgrade would not impact the terms of our repayment obligations under our Credit Agreement. However, any such downgrade would negatively impact our ability to obtain comparable rates and terms on any future refinancing of our debt and could restrict our ability to incur additional indebtedness.
Restrictions under our Credit Agreement and the indenture governing our Notes may prevent us from taking actions that we believe would be in the best interest of our business.
Our Credit Agreement and the Indenture contain customary restrictions on our activities, including covenants that may restrict us from:

•	incurring additional indebtedness or issuing disqualified stock or preferred stock;

•	paying dividends on, redeeming or repurchasing our capital stock;

•	making investments or acquisitions;

•	creating liens;

•	selling assets;

•	guaranteeing indebtedness;

•	engaging in transactions with affiliates;

•	redeeming debt that is subordinated in right of payment to certain debt instruments;

•	entering into agreements that restrict dividends or other payments from subsidiaries; and

•	consolidating, merging, or transferring all or substantially all of our assets.
We are also required to meet specified leverage ratio and interest coverage ratio tests under our revolving credit facility. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business. Our ability to comply with these restrictive covenants will depend on our future performance, which may be affected by events beyond our control. If we violate any of these covenants and are unable to obtain waivers, we would be in default under our Credit Agreement and payment of the indebtedness could be accelerated. Acceleration of our indebtedness under our Credit Agreement or the Indenture may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay that indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our common stock and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.
Provisions of our Credit Agreement and the Indenture could discourage an acquisition of us by a third party.
Certain provisions of our Credit Agreement and the Indenture could make it more difficult or more expensive for a third party to acquire us, and any of our future debt agreements may contain similar provisions. Upon the occurrence of certain transactions constituting a change of control, all indebtedness under our Credit Agreement may be accelerated and become due and payable and noteholders will have the right to require us to repurchase the Notes at a purchase price equal to 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to but not including the purchase date. A potential acquirer may not have sufficient financial resources to purchase our outstanding indebtedness in connection with a change of control.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (millions)
January 1, 2017 through January 31, 2017	—	$—	—	$225.0
February 1, 2017 through February 28, 2017	—	$—	—	$225.0
March 1, 2017 through March 31, 2017	566,798	$39.68	566,798	$202.5
Total	566,798	$—	566,798	$202.5
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.
Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of LPL Investment Holdings Inc., dated November 23, 2010. (1)
3.2	Certificate of Ownership and Merger Merging LPL Financial Holdings Inc. with and into LPL Investment Holdings Inc., dated June 14, 2012. (2)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of LPL Financial Holdings Inc., dated May 8, 2014. (3)
3.4	Fifth Amended and Restated Bylaws of LPL Financial Holdings Inc. (4)
4.1	Indenture, dated March 10, 2017, among LPL Holdings, Inc., U.S. Bank National Association as trustee and certain subsidiaries of LPL Holdings, Inc. as guarantors. (5)
10.1
Fourth Amendment Agreement, dated March 10, 2017, among LPL Financial Holdings Inc., LPL Holdings, the other credit parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent, and the other parties thereto. (5)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition
____________________

*	Filed herewith.
(1)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010.
(2)	Incorporated by reference to the Form 8-K filed on June 19, 2012.
(3)	Incorporated by reference to the Form 8-K filed on May 9, 2014.
(4)	Incorporated by reference to the Form 8-K filed on March 12, 2014.
(5)	Incorporated by reference to the Form 8-K filed on March 10, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	May 2, 2017	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	May 2, 2017	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer