Form 10-Q
period 2017-06-30
LPL Financial Holdings Inc.
filed 2017-08-01
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 25, 2017 was 89,974,870.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company’s future financial and operating results, outlook, growth, plans, business strategies, liquidity, future indebtedness, future share repurchases, and future dividends, including statements regarding future resolution of regulatory matters, legal proceedings and related costs, future revenues and expenses, and projected savings and anticipated improvements to the Company’s operating model, services, and technologies as a result of its initiatives and programs, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company’s historical performance and its plans, estimates, and expectations as of August 1, 2017. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of brokerage and advisory assets; fluctuations in levels of net new assets and the related impact on fee revenue; fluctuations in the number of retail investors served by the Company; effects of competition in the financial services industry; changes in the number of the Company’s financial advisors and institutions, and their ability to market effectively financial products and services; the success of the Company in attracting and retaining financial advisors and institutions; changes in interest rates and fees payable by banks participating in the Company’s cash sweep program, including the Company’s success in negotiating agreements with current or additional counterparties; the Company’s strategy in managing cash sweep program fees; changes in the growth and profitability of the Company’s fee-based business; the effect of current, pending, and future legislation, regulation, and regulatory actions, including the United States Department of Labor (“DOL”) final rule on conflicts of interest (Definition of the term “Fiduciary”; Conflict of Interest Rule—Retirement Investment Advice, the “DOL Rule”), which became applicable on June 9, 2017, and disciplinary actions imposed by federal and state regulators and self-regulatory organizations; the costs of settling and remediating issues related to pending or future regulatory matters or legal proceedings; changes made to the Company’s offerings and services in response to current, pending, and future legislation, regulation, and regulatory actions, including the DOL Rule, and the effect that such changes may have on the Company’s gross profit streams and costs; execution of the Company’s capital management plans, including its compliance with the terms of its credit agreement and the indenture governing its senior notes; the price, the availability of shares, and trading volumes of the Company’s common stock, which will affect the timing and size of future share repurchases by the Company; execution of the Company’s plans and its success in realizing the expense savings and service improvements and efficiencies expected to result from its initiatives and programs, particularly its expense plans and technological initiatives; the Company’s success in negotiating and developing commercial arrangements with third-party services providers; the performance of third-

ii

party service providers to which business processes are transitioned; the Company’s ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s 2016 Annual Report on Form 10-K, as may be amended or updated in the Company’s Quarterly Reports on Form 10-Q. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report, even if its estimates change, and you should not rely on statements contained herein as representing the Company’s views as of any date subsequent to the date of this quarterly report.

ii

PART I — FINANCIAL INFORMATION
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We are a leader in the retail financial advice market, the nation’s largest independent broker-dealer (based on total revenues, Financial Planning magazine June 1996-2017), a top custodian for registered investment advisors (“RIAs”), and a leading independent consultant to retirement plans. We provide an integrated platform of brokerage and investment advisory services to more than 14,000 independent financial advisors (our “advisors”), including financial advisors at more than 700 financial institutions across the country, enabling them to provide their retail investors (“clients”) with objective financial advice through a lower conflict model. We also support approximately 3,700 financial advisors who are affiliated and licensed with insurance companies that use our customized clearing, advisory platforms, and technology solutions.
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
Executive Summary
Net Income
Results for the second quarter of 2017 included net income of $68.4 million or $0.74 per share, which compares to $47.8 million, or $0.53 per share, in the second quarter of 2016. Increased cash sweep revenue, advisory fee revenue and transaction and fee revenue all contributed to the earnings per share growth.
Asset Growth Trends
Total assets served were $542.0 billion as of June 30, 2017, up 11.1% from $488.0 billion as of June 30, 2016. Total net new assets were $0.4 billion for the three months ended June 30, 2017, compared to $1.3 billion for the same period in 2016.
Net new advisory assets were $5.9 billion for the three months ended June 30, 2017, compared to $2.8 billion in the same period in 2016. As of June 30, 2017, our advisory assets had grown to $236.8 billion from the prior year end balance of $196.1 billion and represented 43.7% of total brokerage and advisory assets served. In addition to our corporate RIA platform, we offer a platform that serves independent RIA firms that conduct their advisory business through separate entities (“Hybrid RIAs”) operating pursuant to the Investment Advisers Act of 1940, as amended (“Advisers Act”) or their respective states’ investment advisory licensing rules, rather than through LPL Financial. We include Hybrid RIA assets in advisory accounts custodied at LPL Financial in our brokerage and advisory assets, advisory assets, and net new advisory asset metrics.
Net new brokerage assets totaled outflows of $5.5 billion for the three months ended June 30, 2017, compared to outflows of $1.5 billion for the same period in 2016. The decrease in net new brokerage assets primarily reflected the impact of client departures during the quarter. As of June 30, 2017, our brokerage assets had grown to $305.2 billion from $291.9 billion as of June 30, 2016.
Gross Profit Trends
Gross profit, a non-GAAP measure, of $388.6 million for the three months ended June 30, 2017, reflected an increase of 12.7% in comparison to $344.9 million for the quarter ended June 30, 2016. Management presents gross profit, which is calculated as net revenues less commission and advisory expenses and brokerage, clearing, and exchange fees, because we believe that measure may be useful to investors in evaluating the Company’s core operating performance before indirect costs that are general and administrative in nature. See footnote 9 to the Financial Metrics table within the “How We Evaluate Our Business” section for additional information on gross profit. The increase in period-over-period gross profit was primarily due to increases in cash sweep revenue from the impact of the increases in the target range for the federal funds effective rate announced in each of March and June 2017, increases in advisory revenues resulting from net new assets and market gains as represented by higher levels of the S&P 500 index.
Capital Management Activity
We returned $58.8 million of capital to shareholders during the three months ended June 30, 2017, including $22.6 million of dividends and $36.2 million of share repurchases (representing 910,349 shares).
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
We track recurring revenue, a characterization of net revenue and a statistical measure, which we define to include our revenues from asset-based fees, advisory fees, trailing commissions, cash sweep programs, and certain other fees that are based upon client accounts and advisors. Because certain recurring revenues are associated with asset balances, they will fluctuate depending on the market values and current interest rates. Accordingly, our recurring revenue can be negatively impacted by adverse external market conditions. However, recurring revenue is meaningful to us despite these fluctuations because it is not dependent upon transaction volumes or other activity-based revenues, which are more difficult to predict, particularly in declining or volatile markets.

The table below summarizes the sources and drivers of our revenue:

			Six Months Ended June 30, 2017
	Sources of Revenue	Primary Drivers	Net Revenues (millions)	% of Total Net Revenue	Recurring Revenues (millions)	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commission	- Sales - Transactions - Brokerage asset levels	$842	40%	$473	56.2%
	Advisory	- Corporate advisory asset levels	$676	32%	$673	99.6%
Attachment revenue retained by us	Asset-Based - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Number of accounts - Client asset levels	$331	16%	$325	98.2%
	Transaction and Fee - Trades - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Premium technology subscribers	$218	10%	$125	57.3%
	Other	- Margin accounts - Alternative investment transactions	$34	2%	$13	38.2%
	Total		$2,101	100%	$1,609	76.6%
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

How We Evaluate Our Business
We focus on several key operating and financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating and financial metrics are as follows:

	June 30,
Operating Metrics	2017	2016	% Change
Brokerage Assets (in billions)(1)(2)	$305.2	$291.9	5%
Advisory Assets (in billions)(1)(3)	236.8	196.1	21%
Total Brokerage and Advisory Assets served(in billions)(1)	$542.0	$488.0	11%

Net New Brokerage Assets (in billions)(4)	$(8.9)	$(2.5)	n/m
Net New Advisory Assets (in billions)(5)	11.9	4.8	n/m
Total Brokerage and Advisory Net New Assets (in billions)(6)	$3.0	$2.3	n/m

Insured Cash Account Balances (in billions)(1)	$20.8	$21.0	(1)%
Deposit Cash Account Balances (in billions)(1)	3.7	—	n/m
Money Market Account Balances (in billions)(1)	3.3	8.2	(60)%
Total Cash Sweep Balances	$27.8	$29.2	(5)%

Advisors(7)	14,256	14,193	—%

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Metrics	2017	2016	2017	2016
Total net revenues (in millions)	$1,065.5	$1,019.2	$2,100.9	$2,024.5
Total net revenues increase (decrease) from prior period	4.5%	(6.6)%	3.8%	(8.0)%
Recurring revenue as a % of net revenue	77.3%	73.8%	76.6%	73.8%
Pre-tax income (in millions)	$112.8	$79.7	$188.0	$164.3
Net income (in millions)	$68.4	$47.8	$116.6	$98.2
Earnings per share, diluted	$0.74	$0.53	$1.27	$1.10

Non-GAAP Measures:(8)
Gross profit (in millions)(9)	$388.6	$344.9	$764.7	$700.6
Gross profit growth from prior period(9)	12.7%	1.4%	9.2%	0.7%
Gross profit as a % of net revenue(9)	36.5%	33.8%	36.4%	34.6%
_______________________________

(1)
Brokerage and advisory assets served are comprised of assets that are custodied, networked, and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Insured cash account balances, money market account balances, and beginning in July 2016, deposit cash account balances are also included in brokerage and advisory assets served. Set forth below are other client asset balances at June 30, 2017 and 2016, including retirement plan assets and certain trust and high-net-worth assets that are custodied with third-party providers and therefore excluded from total brokerage and advisory assets served (in billions):

	June 30,
	2017	2016
Retirement plan assets(a)	$100.7	$87.2
Trust assets	$1.6	$1.0
High-net-worth assets	$87.2	$88.0
_____________________________

(a)
Retirement plan assets are held in retirement plans that are supported by advisors licensed with LPL Financial. Our retirement plan assets represent those assets that are custodied with various third-party providers of retirement plan administrative services who provide reporting feeds. Including those plans for which we receive no reporting feed, we estimate the total assets in retirement plans supported to be approximately $138 billion at June 30, 2017. If we receive reporting feeds in the future from providers from whom we do not currently receive feeds, we intend to include and identify such additional assets in this metric. Such additional feeds since June 30, 2016, accounted for $0.3 billion of the total retirement plan assets.

(2)
Brokerage assets consists of assets serviced by advisors licensed with LPL Financial that are custodied, networked, and non-networked, and reflect market movement in addition to new assets, inclusive of new business development and net of attrition.

(3)
Advisory assets consists of advisory assets under management on LPL Financial’s corporate advisory platform and Hybrid RIA assets in advisory accounts custodied at LPL Financial. See “Results of Operations” for a tabular presentation of advisory assets.

(4)
Represents net new brokerage assets for the six months ended June 30, 2017 and 2016, which consists of total client deposits into brokerage accounts less total client withdrawals from brokerage accounts. We consider conversions from and to advisory accounts as deposits and withdrawals, respectively.

(5)
Represents net new advisory assets for the six months ended June 30, 2017 and 2016, which consists of total client deposits into custodied advisory accounts less total client withdrawals from custodied advisory accounts. We consider conversions from and to brokerage accounts as deposits and withdrawals, respectively.

(6)	Brokerage and advisory net new assets consists of the sum of net new advisory assets (see FN 5) and net new brokerage assets (see FN 4).

(7)	Advisors are defined as those independent financial advisors and financial advisors at financial institutions who are licensed to do business with LPL Financial.

(7)
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

(8)
Gross profit is calculated as net revenues, which were $1,065.5 million and $1,019.2 million for the three months ended June 30, 2017 and 2016, respectively, less commission and advisory expenses, which were $663.0 million and $660.7 million for the three months ended June 30, 2017 and 2016, respectively, and brokerage, clearing, and exchange fees, which were $13.9 million and $13.6 million, for the three months ended June 30, 2017 and 2016, respectively. Gross profit for the six months ended June 30, 2017 and 2016, is calculated as net revenues, which were $2,100.9 million and $2,024.5 million, respectively, less commission and advisory expenses, which were $1,308.1 million and $1,296.7 million for the six months ended June 30, 2017 and 2016, respectively, and brokerage, clearing, and exchange fees, which were $28.1 million and $27.2 million, for the six months ended June 30, 2017 and 2016, respectively. All other expense categories, including depreciation and amortization of fixed assets and amortization of intangible assets, are considered general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can be useful to investors because they show the Company’s core operating performance before indirect costs that are general and administrative in nature.

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
Our accruals, including those established through the captive insurance subsidiary at June 30, 2017, include estimated costs for significant regulatory matters, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.
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
In April 2016, the United States Department of Labor issued a final rule (the “DOL Rule”) and related exemptions, which broaden the circumstances under which we may be considered a “fiduciary” with respect to certain accounts that are subject to the ERISA, and the prohibited transaction rules under section 4975 of the Internal Revenue Code, including many employer-sponsored retirement plans and individual retirement accounts ("IRAs"). The DOL also finalized certain prohibited transaction exemptions that allow investment advisors to receive compensation for providing investment advice under arrangements that would otherwise be prohibited due to conflicts of interest. The DOL Rule became applicable on June 9, 2017 and the full implementation date for conditions under related exemptions currently is January 1, 2018. We are continuing to analyze and evaluate the impact of the DOL Rule and related amendments to exemptions on our clients, potential clients, and our business, as the DOL Rule and exemption requirements become applicable. Because ERISA plans and IRAs comprise a significant portion of our business, we continue to expect that compliance with the DOL Rule and reliance on new and amended prohibited transaction exemptions will require increased legal, compliance, information technology, and other costs and could lead to a greater risk of class action lawsuits and other litigation. Please consult the Retirement Plan Services Regulation section within Part I, “Item 1. Business” within our 2016 Annual Report on Form 10-K as filed with the SEC for more information about the risks associated with the DOL Rule and related exemptions and their potential impact on our operations.
Acquisitions, Integrations, and Divestitures
From time to time we undertake acquisitions or divestitures based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. There have been no material acquisitions, integrations, or divestitures during the six months ended June 30, 2017 or during the six months ended June 30, 2016.

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets. In the United States, economic data received over the quarter continued to point to fairly steady economic growth over the first half of 2017 despite some slowing in the first quarter. According to the most recent estimate by the Bureau of Economic Analysis, real gross domestic product (“GDP”) growth accelerated to 2.6% in the second quarter of 2017 from 1.2% in the first quarter of 2017, putting the overall growth rate over the last four quarters at 2.1%. A largely healthy labor market, generally steady consumer spending, signs of improved business investment, and still low interest rates have all been supportive of growth. Despite little notable improvement in hard economic data compared to the prior year as a whole, business and consumer confidence remains elevated, likely driven by prospective business-friendly policy and regulatory changes. Improving global growth may also provide a more favorable backdrop for the U.S., with stable growth momentum evident in most major global economies. While a prospective rise in U.S. economic growth to 2 - 3% on improving confidence and a stronger global economy may seem modest by historical standards, it would still be above the Congressional Budget Office’s estimate of potential GDP growth, and therefore could be enough to further tighten the labor market, push wages higher, and increase the probability of the Federal Reserve (“Fed”) following through on its median projected rate path of one more rate hike in 2017 and three more rate hikes in 2018.
Equity markets exhibited relatively low volatility over the second quarter of 2017 and broad measures of financial stress continued to decline. The S&P 500 extended its post-election rally during the quarter, posting modest gains. Strong first quarter earnings results helped support stock prices. The energy sector, however, struggled, weighed down by declining oil prices. Longer-term Treasury yields declined over the quarter despite a late quarter pick up, giving a small advantage to higher-yielding, longer-maturity bonds, with stable financial conditions helping more economically sensitive fixed income sectors generally outperform higher quality sectors.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Federal Reserve policy. In particular, low short-term rates can weigh on the profitability of our cash sweep program due to the fee compression needed to keep our rates competitive. Low interest rates and the prospect of rising rates over the long term can also have an impact on demand for fixed and variable annuity products. Following the conclusion of its June 13 -14, 2017 policy meeting, the Fed’s policy arm, the Federal Open Market Committee (“FOMC”) announced that it was raising rates for the third time in the last six months, increasing the target range for the federal funds rate by 25 basis points (0.25%) to 1.00 -1.25%. The FOMC's policy statement also included a new addendum that outlined the committee's plan to begin gradually reducing the Fed's security holding, likely beginning later in 2017. Economic projections that accompanied the statement saw a slight increase in the median GDP estimate for 2017 and a decline in both the expected 2017 unemployment rate and inflation rate compared to the last set of projections, released in March. Median longer range forecasts were largely unchanged. Despite a limited change in forecasts, the decision to raise rates appeared to be at least a modest vote of confidence that the economy has continued to gain traction.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2017 and 2016. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Revenues	(In thousands)
Commission	$420,706	$445,755	(5.6)%	$841,870	$882,482	(4.6)%
Advisory	346,515	322,955	7.3%	676,374	642,387	5.3%
Asset-based	173,450	137,797	25.9%	330,673	274,048	20.7%
Transaction and fee	109,361	101,824	7.4%	217,523	204,514	6.4%
Interest income, net of interest expense	5,976	5,238	14.1%	11,769	10,568	11.4%
Other	9,496	5,612	69.2%	22,722	10,487	116.7%
Total net revenues	1,065,504	1,019,181	4.5%	2,100,931	2,024,486	3.8%
Expenses
Commission and advisory	663,046	660,680	0.4%	1,308,109	1,296,691	0.9%
Compensation and benefits	110,299	105,773	4.3%	223,511	219,828	1.7%
Promotional	32,006	34,717	(7.8)%	68,660	70,401	(2.5)%
Depreciation and amortization	21,190	18,749	13.0%	41,937	37,711	11.2%
Amortization of intangible assets	9,453	9,509	(0.6)%	18,944	19,034	(0.5)%
Occupancy and equipment	22,987	21,980	4.6%	48,186	43,817	10.0%
Professional services	18,757	14,984	25.2%	34,294	32,139	6.7%
Brokerage, clearing, and exchange	13,890	13,609	2.1%	28,076	27,198	3.2%
Communications and data processing	10,645	10,971	(3.0)%	21,659	21,468	0.9%
Other	24,201	24,656	(1.8)%	46,764	44,156	5.9%
Total operating expenses	926,474	915,628	1.2%	1,840,140	1,812,443	1.5%
Non-operating interest expense	26,261	23,804	10.3%	51,612	47,694	8.2%
Loss on extinguishment of debt	—	—	n/m	21,139	—	n/m
Income before provision for income taxes	112,769	79,749	41.4%	188,040	164,349	14.4%
Provision for income taxes	44,335	31,900	39.0%	71,417	66,108	8.0%
Net income	$68,434	$47,849	43.0%	$116,623	$98,241	18.7%

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
The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Variable annuities	$167,454	$173,421	$(5,967)	(3.4)%
Mutual funds	134,510	135,770	(1,260)	(0.9)%
Alternative investments	6,719	9,098	(2,379)	(26.1)%
Fixed annuities	39,560	53,623	(14,063)	(26.2)%
Equities	18,799	20,706	(1,907)	(9.2)%
Fixed income	26,256	21,279	4,977	23.4%
Insurance	16,294	19,980	(3,686)	(18.4)%
Group annuities	11,000	11,686	(686)	(5.9)%
Other	114	192	(78)	(40.6)%
Total commission revenue	$420,706	$445,755	$(25,049)	(5.6)%

The following table sets forth our commission revenue, by sales-based and trailing commission revenue (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Sales-based
Variable annuities	$53,032	$64,987	$(11,955)	(18.4)%
Mutual funds	34,909	38,223	(3,314)	(8.7)%
Alternative investments	3,645	7,002	(3,357)	(47.9)%
Fixed annuities	34,931	50,970	(16,039)	(31.5)%
Equities	18,799	20,706	(1,907)	(9.2)%
Fixed income	20,501	16,288	4,213	25.9%
Insurance	14,861	18,595	(3,734)	(20.1)%
Group annuities	1,051	1,303	(252)	(19.3)%
Other	114	192	(78)	(40.6)%
Total sales-based revenue	$181,843	$218,266	$(36,423)	(16.7)%
Trailing
Variable annuities	$114,422	$108,434	$5,988	5.5%
Mutual funds	99,601	97,547	2,054	2.1%
Alternative investments	3,074	2,096	978	46.7%
Fixed annuities	4,629	2,653	1,976	74.5%
Fixed income	5,755	4,991	764	15.3%
Insurance	1,433	1,385	48	3.5%
Group annuities	9,949	10,383	(434)	(4.2)%
Total trailing revenue	$238,863	$227,489	$11,374	5.0%
Total commission revenue	$420,706	$445,755	$(25,049)	(5.6)%
The decrease in sales-based commission revenue for the three months ended June 30, 2017, compared with the same period in 2016, was primarily due to a decrease in activity for fixed and variable annuities. Fixed and variable annuities commissions were primarily challenged by marketplace uncertainties in response to the DOL Rule, which became applicable on June 9, 2017, offset by an increase in fixed income commissions that were primarily driven by the anticipation of the federal funds rate increase in June 2017.
Trailing revenues are recurring in nature and the increase in revenue for the period reflects an increase in the market value of the underlying assets.

The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income (in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Variable annuities	$334,250	$345,107	$(10,857)	(3.1)%
Mutual funds	265,984	269,504	(3,520)	(1.3)%
Alternative investments	13,889	16,901	(3,012)	(17.8)%
Fixed annuities	76,472	105,688	(29,216)	(27.6)%
Equities	40,773	41,325	(552)	(1.3)%
Fixed income	53,751	41,946	11,805	28.1%
Insurance	34,016	38,214	(4,198)	(11.0)%
Group annuities	22,480	23,443	(963)	(4.1)%
Other	255	354	(99)	(28.0)%
Total commission revenue	$841,870	$882,482	$(40,612)	(4.6)%
The following table sets forth our commission revenue, by sales-based and trailing commission revenue (in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Sales-based
Variable annuities	$103,956	$129,626	$(25,670)	(19.8)%
Mutual funds	71,371	76,564	(5,193)	(6.8)%
Alternative investments	8,798	13,694	(4,896)	(35.8)%
Fixed annuities	67,024	100,966	(33,942)	(33.6)%
Equities	40,773	41,325	(552)	(1.3)%
Fixed income	42,403	32,060	10,343	32.3%
Insurance	31,007	35,527	(4,520)	(12.7)%
Group annuities	2,831	2,964	(133)	(4.5)%
Other	255	354	(99)	(28.0)%
Total sales-based revenue	$368,418	$433,080	$(64,662)	(14.9)%
Trailing
Variable annuities	$230,294	$215,481	$14,813	6.9%
Mutual funds	194,613	192,940	1,673	0.9%
Alternative investments	5,091	3,207	1,884	58.7%
Fixed annuities	9,448	4,722	4,726	100.1%
Fixed income	11,348	9,886	1,462	14.8%
Insurance	3,009	2,687	322	12.0%
Group annuities	19,649	20,479	(830)	(4.1)%
Total trailing revenue	$473,452	$449,402	$24,050	5.4%
Total commission revenue	$841,870	$882,482	$(40,612)	(4.6)%
The decrease in sales-based commission revenue for the six months ended June 30, 2017, compared with the same period in 2016, was primarily due to a decrease in activity for fixed and variable annuities. Fixed and variable annuities commissions were primarily challenged by marketplace uncertainties in response to the DOL Rule which became applicable June 9, 2017, offset by an increase in fixed income commissions that were primarily driven by the anticipation of the federal funds rate increases announced in March and June 2017, respectively.
Trailing revenues are recurring in nature and the increase in revenue for the period reflects an increase in the market value of the underlying assets.

The following table summarizes activity in brokerage assets that are custodied, networked, and non-networked for the periods presented (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance - Beginning of period	$304.6	$289.2	$297.8	$288.4
Net new brokerage assets	(5.5)	(1.5)	(8.9)	(2.5)
Market impact(1)	6.1	4.2	16.3	6.0
Balance - End of period	$305.2	$291.9	$305.2	$291.9
_______________________________

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, with the remainder representing the implied growth or decline in asset balances due to market changes over the same period of time.

Advisory Revenues
Advisory revenues primarily represent fees charged on our corporate RIA platform provided through LPL Financial to clients of our advisors based on the value of their advisory assets. Advisory fees are billed to clients on either a calendar quarter or non-calendar quarter basis of their choice, at the beginning of that period, and are recognized as revenue ratably during the quarter. The majority of our accounts are billed in advance using values as of the last business day of each immediately preceding calendar quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. Advisory revenues collected on our corporate RIA platform are proposed by the advisor and agreed to by the client and average 1.0% of the underlying assets, and the maximum fees charged for these accounts as of June 30, 2017 was 3.0%.
We also support Hybrid RIAs, through our Hybrid RIA platform, which allows advisors to engage us for technology, clearing, and custody services, as well as access to the capabilities of our investment platforms. Most financial advisors associated with Hybrid RIAs carry their brokerage license with LPL Financial and access our fully-integrated brokerage platform under standard terms, although some financial advisors associated with Hybrid RIAs do not carry a brokerage license with us. The assets held under Hybrid RIAs' investment advisory accounts that are custodied with LPL Financial are included in our brokerage and advisory assets, net new advisory assets, and advisory assets metrics. However, the advisory revenue generated by a Hybrid RIA is earned by the Hybrid RIA, and accordingly is not included in our advisory revenue. We charge separate fees to Hybrid RIAs for technology, clearing, administrative, and custody services. The administrative fees collected on our Hybrid RIA platform vary and can reach a maximum of 0.6% of the underlying assets as of June 30, 2017.
Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.
The following table summarizes all activity in advisory assets (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance - Beginning of period	$225.7	$189.5	$211.6	$187.2
Net new advisory assets	5.9	2.8	11.9	4.8
Market impact(1)	5.2	3.8	13.3	4.1
Balance - End of period	$236.8	$196.1	$236.8	$196.1
_______________________________

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, with the remainder representing the implied growth or decline in asset balances due to market changes over the same period of time.

Net new advisory assets for the three and six months ended June 30, 2017 and 2016 had a limited impact on our advisory fee revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory fee revenue. The revenue for any particular quarter is primarily driven by each of the prior quarter’s month-end advisory assets under management. The growth in advisory revenue for the three and six months ended June 30, 2017 compared to the same period in 2016 was due to net new advisory assets resulting from our recruiting efforts and strong advisor productivity, as well as market gains as represented by higher levels of the S&P 500 index.
Assets on our Hybrid RIA platform have been growing rapidly through the recruiting of new advisors and the transition of existing advisors onto that platform. This continued shift of advisors to our Hybrid RIA platform has caused the growth in our advisory revenue to appear to lag behind the rate of growth of advisory assets as we earn the administrative and other fees discussed above, as opposed to earning advisory fees.
The following table summarizes the composition of total advisory assets as of June 30, 2017 and 2016 (in billions):

	June 30,
	2017	2016	$ Change	% Change
Advisory assets under management(1)	$137.7	$121.6	$16.1	13.2%
Hybrid RIA assets in advisory accounts custodied by LPL Financial	99.1	74.5	24.6	33.0%
Total advisory assets	$236.8	$196.1	$40.7	20.8%
_______________________________

(1)	Consists of advisory assets under management on our corporate advisory platform.

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
Asset-based revenues for the three months ended June 30, 2017 increased to $173.5 million, or 25.9%, from $137.8 million for the three months ended June 30, 2016. The increase is due primarily to increased revenues from our cash sweep program. Cash sweep revenue increased to $71.8 million for the three months ended June 30, 2017, from $40.9 million for the three months ended June 30, 2016, due to the impact of an increase in the target range for the federal funds effective rate, partially offset by lower cash sweep balances. As of June 30, 2017, our cash sweep balances decreased compared to June 30, 2016, with average cash sweep balances of $28.4 billion and $29.3 billion during the three months ended June 30, 2017 and 2016, respectively.
Asset-based revenues for the six months ended June 30, 2017, increased to $330.7 million, or 20.7%, from $274.0 million compared with the same period in 2016. The increase is due primarily to increased revenues from our cash sweep program. Cash sweep revenues increased to $131.5 million for the six months ended June 30, 2017, from $84.3 million for the six months ended June 30, 2016, due to the impact of the increase in the target range for the federal funds effective rate, partially offset by lower cash sweep balances. As of June 30, 2017, our cash sweep balances decreased compared to June 30, 2016, with average cash sweep balances of $29.1 billion and $30.1 billion during the six months ended June 30, 2017 and 2016, respectively.
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
Transaction and fee revenues increased for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to a new fee announced in 2017 for alternative investments effective for 2016 that was billed and recorded in the current period and a higher volume of fixed income transactions related to the federal funds rate increase in June 2017.
Transaction and fee revenues increased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to a new fee announced in 2017 for alternative investments effective for 2016 that was billed and recorded in the current period, a higher volume of fixed income transactions related to the federal funds rate increases in March and June 2017 and an increase in IRA custodian termination fees which resulted from the departure of institutional clients during the year.
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
Other revenues increased primarily due to an increase of $3.1 million and $9.1 million in realized and unrealized gains for the three and six months ended June 30, 2017 compared to the same period in 2016, respectively, on approximately $160.7 million of assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan. The increase in other revenues for the six months ended June 30, 2017 also included early contract termination fees associated with the departure of institutional clients during the first half of the period.
Expenses
Commission and Advisory Expenses
Commission and advisory expenses are comprised of the following: base payout amounts that are earned by and paid out to advisors and institutions based on commission and advisory revenues earned on each client’s account; production bonuses earned by advisors and institutions based on the levels of commission and advisory revenues they produce; the recognition of share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at each reporting period; and the deferred commissions and advisory fee expenses associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to our advisors.
Our production payout ratio is calculated as commission and advisory expenses divided by the sum of our commission and advisory revenues (referred to as gross dealer concessions, or "GDC"), as set forth on our unaudited condensed consolidated statements of income. The following table shows the components of our production payout and total payout ratios, each of which is a statistical or operating measure:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2017	2016		2017	2016
Base payout rate(1)	82.94%	83.20%	(26 bps)	82.96%	82.86%	10 bps
Production based bonuses	2.56%	2.44%	12 bps	2.15%	2.07%	8 bps
GDC sensitive payout	85.50%	85.64%	(14 bps)	85.11%	84.93%	18 bps
Non-GDC sensitive payout(2)	0.92%	0.31%	61 bps	1.05%	0.11%	94 bps
Total Payout Ratio	86.42%	85.95%	47 bps	86.16%	85.04%	112 bps
_______________________________

(1)	Our production payout ratio is calculated as commission and advisory expenses, divided by GDC (see description above).

(2)
Non-GDC Sensitive Payout includes share-based compensation expense from equity awards granted to advisors and financial institutions and mark-to-market gains or losses on amounts designated by advisors as deferred.

Our total payout ratio, a statistical or operating measure, increased for the three months June 30, 2017 compared with the same period in 2016 primarily due to non-GDC sensitive payout, which includes advisor deferred compensation and advisor share-based compensation.
Our total payout ratio increased for the six months ended June 30, 2017 compared with the same period in 2016 primarily due to non-GDC sensitive payout, which includes advisor deferred compensation and advisor share-based compensation.

Compensation and Benefits Expense
Compensation and benefits expense includes salaries and wages and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Average Number of Employees	3,366	3,325	1.2%	3,341	3,368	(0.8)%
Compensation and benefits expense increased for the three and six months ended June 30, 2017 compared with the same periods in 2016 due to higher recruiter compensation pursuant to incentive compensation plans and an increase in contingent labor for DOL rule implementation, partially offset by an increase in capitalized salary and benefits associated with technology projects.
Promotional Expense
Promotional expenses include costs related to our hosting of certain advisor conferences that serve as training, sales, and marketing events, as well as business development costs related to recruiting, such as transition assistance and amortization related to forgivable loans issued to advisors.
The decrease in promotional expense for the three and six months ended June 30, 2017 compared with the same period in 2016 was primarily driven by lower conference expenses, partially offset by an increase in costs associated with advisor transition assistance.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
The increase in depreciation and amortization of $2.4 million and $4.2 million for the three and six months ended June 30, 2017 compared with the same periods in 2016, respectively, was primarily due to increases in purchased hardware and software and an increase in depreciation expense associated with our new office building in Fort Mill, South Carolina, which was completed in October 2016.
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
The increase in occupancy and equipment expense of $1.0 million and $4.4 million for the three and six months ended June 30, 2017 compared with the same periods in 2016, respectively, was primarily due to an increase in costs related to repairs and maintenance of computer hardware and equipment as well as an increase in non-capitalized software costs in support of our service and technology investments.
Professional Services
Professional services includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements.
The increase in professional services of $3.8 million and $2.2 million for the three and six months ended June 30, 2017 compared with the same periods in 2016, respectively, was primarily due to an increase in costs related to outsourced service and technology enhancements.

Brokerage, Clearing, and Exchange Fees
Brokerage, clearing, and exchange fees include expenses originating from trading and clearing operations as well as any exchange membership fees. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.
Brokerage, clearing, and exchange fees have remained relatively flat and consistent with the volume of sales and trading activity for the three and six months ended June 30, 2017, compared with the same periods in 2016.
Communications and Data Processing
Communications expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges, and markets. Data processing expense consists primarily of customer statement processing and postage costs.
Communications and data processing expenses remained relatively flat for the three and six months ended June 30, 2017, compared with the same periods in 2016.
Other Expenses
Other expenses include the estimated costs of the investigation, settlement, and resolution of regulatory matters, licensing fees, insurance, broker-dealer regulator fees, and other miscellaneous expenses.
Other expenses remained relatively flat for the three months ended June 30, 2017, compared with the same period in 2016.
The increase in other expenses of $2.6 million for the six months ended June 30, 2017, compared with the same period in 2016, was primarily driven by a one time recovery related to a previously settled regulatory matter that lowered other expenses in the first quarter of 2016.
Non-Operating Interest Expense
Non-operating interest expense results from our credit facilities. Period-over-period variances correspond to higher LIBOR rates and the fixed interest rate on our senior unsecured notes issued in March 2017.
Loss on Extinguishment of Debt
In March 2017, we closed a refinancing of our senior secured credit facilities with a new seven year Term Loan B facility in an aggregate principal amount of $1.7 billion and a five year revolving credit facility in an aggregate amount of $500.0 million. The proceeds of the new Term Loan B, together with the proceeds from the offering of $500.0 million aggregate principal amount of 5.75% senior notes ("Notes") and cash, were used to repay our then existing senior secured credit facilities and to repay accrued interest and related fees and expenses. The refinancing led to the extinguishment of the previous Term Loan A and B facilities, which required that we accelerate the recognition of $21.1 million of related unamortized debt issuance costs that had no future economic benefit, and recognize that amount as a loss on extinguishment of debt in our unaudited condensed consolidated statements of income in the first quarter of 2017.
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
Our effective tax rate was 39.3% and 40.0% for the three months ended June 30, 2017 and 2016, respectively.
Our effective tax rate was 38.0% and 40.2% for the six months ended June 30, 2017 and 2016, respectively.
The decrease in our effective tax rate and income tax expense for the three and six months ended June 30, 2017 compared to June 30, 2016 was primarily due to tax benefits associated with the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting for recording stock-based compensation on January 1, 2017.

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
A summary of changes in our cash flow is provided as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash flows provided by (used in):
Operating activities	$338,995	$154,637
Investing activities	(61,857)	(56,118)
Financing activities	(79,714)	(77,282)
Net increase in cash and cash equivalents	197,424	21,237
Cash and cash equivalents — beginning of period	747,709	724,529
Cash and cash equivalents — end of period	$945,133	$745,766
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
The increase in cash flows provided by operating activities for the six months ended June 30, 2017 compared to the same period in 2016 was primarily attributable to an increase in cash provided by cash segregated under federal and other regulations, receivable from product sponsors, broker-dealers and clearing organizations and advisor loans, partially offset by an increase in cash used by other receivables, drafts payable, payable to clients and payables to broker-dealers and clearing organizations.
The increase in cash flows used in investing activities for the six months ended June 30, 2017 compared to the same period in 2016 was primarily attributable to an increase in capital expenditures related to technology to support growth.
The increase in cash flows used in financing activities for the six months ended June 30, 2017 compared to the same period in 2016 was primarily attributable to an increase in repurchases of our common stock and an increase in debt issuance costs incurred in connection with our refinancing completed in March 2017, partially offset by an increase in proceeds from stock option exercises.
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
During the six months ended June 30, 2017, we repurchased a total of 1,477,147 shares of our common stock at a weighted-average price of $39.75 per share for a total cost of $58.7 million. As of June 30, 2017, the Company was authorized to purchase up to an additional $166.3 million of shares pursuant to the share repurchase programs approved by the Board of Directors.
Dividends
The payment, timing, and amount of any dividends are subject to approval by our Board as well as certain limits under our senior secured credit agreement and the indenture governing our Notes. See Note 8. Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our dividends.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds that we are required to maintain for regulatory capital and reserves based on the requirements of our regulators and clearing organizations, which also consider client balances and trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When an advisor’s client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan, or sell securities, up to 140% of the client’s margin loan balance, that collateralize those margin accounts. As of June 30, 2017, we had approximately $220.4 million of client margin loans, collateralized with securities having a fair value of approximately $308.5 million that we can re-pledge, loan, or sell. Of these securities, approximately $40.9 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of June 30, 2017, there were no restrictions that materially limited our ability to re-pledge, loan, or sell the remaining $267.6 million of client collateral.
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
Our registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At June 30, 2017, LPL Financial had net capital of $153.6 million with a minimum net capital requirement of $6.3 million.
LPL Financial’s ability to pay dividends greater than 10% of its excess net capital during any 35 day rolling period requires approval from the Financial Industry Regulatory Authority (“FINRA”). In addition, payment of dividends is restricted if LPL Financial’s net capital would be less than 5% of aggregate customer debit balances.
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
Debt and Related Covenants
On March 10, 2017, we entered into a fourth amendment agreement, which amended and restated our existing credit agreement (such amended and restated agreement, as further amended to date, the “Credit Agreement”) and refinanced our then outstanding senior secured credit facilities with a new seven year Term Loan B facility in an aggregate principal amount of $1.7 billion and a five year revolving credit facility in an aggregate principal amount of $500.0 million. The proceeds of the new Term Loan B, together with the proceeds from the offering of $500.0 million aggregate principal amount of Notes and cash, were used to repay our then existing senior secured credit facilities and to pay accrued interest and related fees and expenses. As of June 30, 2017 our revolving credit facility remained undrawn. See Note 6. Debt, within the notes to the unaudited condensed consolidated financial statements for further detail.
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

Set forth below is a reconciliation from our net income to Credit Agreement EBITDA for the twelve months ended June 30, 2017 (in thousands):

Net income	$210,313
Non-operating interest expense	100,396
Provision for income taxes	110,894
Loss on extinguishment of debt	21,139
Depreciation and amortization	80,154
Amortization of intangible assets	37,945
EBITDA	560,841
Credit Agreement Adjustments:
Employee share-based compensation expense(1)	19,464
Advisor share-based compensation expense(2)	9,140
Other(3)	25,182
Credit Agreement EBITDA(4)	$614,627
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
Our Credit Agreement and the indenture governing the Notes prohibit us from paying dividends and distributions or repurchasing our capital stock except for limited purposes or in limited amounts. In addition, our revolving credit facility requires compliance with a maximum Consolidated Total Debt to Consolidated EBITDA Ratio ("Leverage Test", as defined in the Credit Agreement) and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio ("Interest Coverage", as defined in the Credit Agreement), tested as of the last day of each fiscal quarter. The breach of this covenant is subject to certain equity cure rights.
As of June 30, 2017, we were in compliance with all of our revolving credit facility covenant requirements. The maximum permitted ratios under our financial covenants and actual ratios were as follows:

Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	5.00	3.08
Interest Coverage (Minimum)	3.00	6.60
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

Contractual Obligations
During the six months ended June 30, 2017, there have been no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2016 Annual Report on Form 10-K. See Note 6. Debt and Note 7. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K, for further detail on operating lease obligations and obligations under noncancelable service contracts.
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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
REVENUES	2017	2016	2017	2016
Commission	$420,706	$445,755	$841,870	$882,482
Advisory	346,515	322,955	676,374	642,387
Asset-based	173,450	137,797	330,673	274,048
Transaction and fee	109,361	101,824	217,523	204,514
Interest income, net of interest expense	5,976	5,238	11,769	10,568
Other	9,496	5,612	22,722	10,487
Total net revenues	1,065,504	1,019,181	2,100,931	2,024,486
EXPENSES
Commission and advisory	663,046	660,680	1,308,109	1,296,691
Compensation and benefits	110,299	105,773	223,511	219,828
Promotional	32,006	34,717	68,660	70,401
Depreciation and amortization	21,190	18,749	41,937	37,711
Amortization of intangible assets	9,453	9,509	18,944	19,034
Occupancy and equipment	22,987	21,980	48,186	43,817
Professional services	18,757	14,984	34,294	32,139
Brokerage, clearing, and exchange	13,890	13,609	28,076	27,198
Communications and data processing	10,645	10,971	21,659	21,468
Other	24,201	24,656	46,764	44,156
Total operating expenses	926,474	915,628	1,840,140	1,812,443
Non-operating interest expense	26,261	23,804	51,612	47,694
Loss on extinguishment of debt	—	—	21,139	—
INCOME BEFORE PROVISION FOR INCOME TAXES	112,769	79,749	188,040	164,349
PROVISION FOR INCOME TAXES	44,335	31,900	71,417	66,108
NET INCOME	$68,434	$47,849	$116,623	$98,241
EARNINGS PER SHARE (NOTE 10)
Earnings per share, basic	$0.76	$0.54	$1.29	$1.10
Earnings per share, diluted	$0.74	$0.53	$1.27	$1.10
Weighted-average shares outstanding, basic	90,251	89,019	90,060	88,992
Weighted-average shares outstanding, diluted	92,013	89,699	91,996	89,669
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET INCOME	$68,434	$47,849	$116,623	$98,241
Other comprehensive income, net of tax:
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $25, ($48), $187 and $48 for the three and six months ended June 30, 2017 and 2016, respectively	40	(76)	293	74
Reclassification adjustment for realized gain on cash flow hedges included in the condensed consolidated statements of income, net of tax expense of $390, $93, $406, and $156 for the three and six months ended June 30, 2017 and 2016, respectively	(588)	(148)	(608)	(248)
Total other comprehensive income, net of tax	(548)	(224)	(315)	(174)
TOTAL COMPREHENSIVE INCOME	$67,886	$47,625	$116,308	$98,067
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except share data)

ASSETS	June 30, 2017	December 31, 2016
Cash and cash equivalents	$945,133	$747,709
Cash and securities segregated under federal and other regulations	534,002	768,219
Restricted cash	42,733	42,680
Receivables from:
Clients, net of allowance of $427 at June 30, 2017 and $1,580 at December 31, 2016	295,388	341,199
Product sponsors, broker-dealers, and clearing organizations	166,687	175,122
Advisor loans, net of allowance of $5,780 at June 30, 2017 and $1,852 at December 31, 2016	192,485	194,526
Others, net of allowance of $10,050 at June 30, 2017 and $12,851 at December 31, 2016	212,635	189,632
Securities owned:
Trading — at fair value	14,360	11,404
Held-to-maturity — at amortized cost	11,833	8,862
Securities borrowed	17,619	5,559
Fixed assets, net of accumulated depreciation and amortization of $394,737 at June 30, 2017 and $355,919 at December 31, 2016	392,300	387,368
Goodwill	1,365,838	1,365,838
Intangible assets, net of accumulated amortization of $399,718 at June 30, 2017 and $380,775 at December 31, 2016	335,052	353,996
Other assets	264,060	242,812
Total assets	$4,790,125	$4,834,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$150,101	$198,839
Payables to clients	777,220	863,765
Payables to broker-dealers and clearing organizations	52,668	63,032
Accrued commission and advisory expenses payable	128,804	128,476
Accounts payable and accrued liabilities	380,585	385,545
Income taxes payable	17,936	4,607
Unearned revenue	80,633	62,785
Securities sold, but not yet purchased — at fair value	99	183
Long-term debt, net of unamortized debt issuance cost of $16,884 at June 30, 2017 and $21,924 at December 31, 2016	2,178,866	2,175,436
Leasehold financing obligation	104,764	105,649
Deferred income taxes, net	25,352	25,614
Total liabilities	3,897,028	4,013,931
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 122,052,498 shares issued at June 30, 2017 and 119,917,854 shares issued at December 31, 2016	122	120
Additional paid-in capital	1,506,632	1,445,256
Treasury stock, at cost — 32,130,595 shares at June 30, 2017 and 30,621,270 shares at December 31, 2016	(1,254,759)	(1,194,645)
Accumulated other comprehensive income	—	315
Retained earnings	641,102	569,949
Total stockholders’ equity	893,097	820,995
Total liabilities and stockholders’ equity	$4,790,125	$4,834,926
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2015	119,572	$119	$1,418,298	30,048	$(1,172,490)	$553	$469,130	$715,610
Net income and other comprehensive income (loss), net of tax expense						(174)	98,241	98,067
Issuance of common stock to settle restricted stock units, net	119	1		42	(883)			(882)
Treasury stock purchases				635	(25,013)			(25,013)
Cash dividends on common stock							(44,504)	(44,504)
Stock option exercises and other	36		876	(69)	2,437		(1,368)	1,945
Share-based compensation			10,117					10,117
Excess tax benefits (tax deficiency) from share-based compensation			(1,350)					(1,350)
BALANCE — June 30, 2016	119,727	$120	$1,427,941	30,656	$(1,195,949)	$379	$521,499	$753,990
BALANCE — December 31, 2016	119,918	$120	$1,445,256	30,621	$(1,194,645)	$315	$569,949	$820,995
Net income and other comprehensive income (loss), net of tax expense						(315)	116,623	116,308
Issuance of common stock to settle restricted stock units, net	323			70	(2,741)			(2,741)
Treasury stock purchases				1,477	(58,710)			(58,710)
Cash dividends on common stock							(45,248)	(45,248)
Stock option exercises and other	1,811	2	47,551	(37)	1,337		(222)	48,668
Share-based compensation			13,825					13,825
BALANCE — June 30, 2017	122,052	$122	$1,506,632	32,131	$(1,254,759)	$—	$641,102	$893,097
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,623	$98,241
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	41,937	37,711
Amortization of intangible assets	18,944	19,034
Amortization of debt issuance costs	2,414	2,881
Share-based compensation	13,825	10,117
Excess tax benefits related to share-based compensation	—	(10)
Provision for bad debts	2,333	2,162
Deferred income tax provision	(43)	(133)
Loss on extinguishment of debt	21,139	—
Loan forgiveness	26,563	21,464
Other	(4,765)	(2,304)
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	234,216	23,960
Deposit of restricted cash related to captive insurance subsidiary	(9,377)	(10,625)
Release of restricted cash related to captive insurance subsidiary	9,325	2,220
Receivables from clients	46,964	31,987
Receivables from product sponsors, broker-dealers, and clearing organizations	8,435	(38,126)
Advisor loans	(28,451)	(40,260)
Receivables from others	(20,201)	(6,011)
Securities owned	(2,463)	1,464
Securities borrowed	(12,060)	(8,142)
Other assets	(12,949)	(11,377)
Drafts payable	(48,738)	(31,565)
Payables to clients	(86,545)	21,464
Payables to broker-dealers and clearing organizations	(10,363)	11,149
Accrued commission and advisory expenses payable	327	(3,569)
Accounts payable and accrued liabilities	812	9,769
Income taxes receivable/payable	13,329	204
Unearned revenue	17,848	13,069
Securities sold, but not yet purchased	(84)	(137)
Net cash provided by operating activities	$338,995	$154,637

Continued on following page

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(58,898)	$(56,542)
Proceeds from disposal of fixed assets	12	—
Purchase of securities classified as held-to-maturity	(4,721)	(4,020)
Proceeds from maturity of securities classified as held-to-maturity	1,750	3,000
Release of restricted cash	—	1,444
Net cash used in investing activities	(61,857)	(56,118)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	(2,201,610)	(8,838)
Proceeds from senior secured term loans and senior notes	2,197,360	—
Payment of debt issuance costs	(16,548)	—
Tax payments related to settlement of restricted stock units	(2,741)	(882)
Repurchase of common stock	(58,710)	(25,013)
Dividends on common stock	(45,248)	(44,504)
Excess tax benefits related to share-based compensation	—	10
Proceeds from stock option exercises and other	48,668	1,945
Payment of leasehold financing obligation	(885)	—
Net cash used in financing activities	(79,714)	(77,282)
NET INCREASE IN CASH AND CASH EQUIVALENTS	197,424	21,237
CASH AND CASH EQUIVALENTS — Beginning of period	747,709	724,529
CASH AND CASH EQUIVALENTS — End of period	$945,133	$745,766
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$42,630	$46,348
Income taxes paid	$58,106	$67,379
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$11,424	$15,294
Finance obligation related to real estate project	$—	$31,645
Debt issuance cost included in accounts payable and accrued liabilities	$790	$—
Discount on proceeds from senior secured credit facilities recorded as debt issuance cost	$2,640	$—

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
2.    Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, intangible assets, allowance for doubtful accounts, share-based compensation, accruals for liabilities, income taxes, revenue and expense accruals, and other matters that affect the consolidated financial statements and related disclosures. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods presented. Actual results could differ from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s significant accounting policies are included in Note 2. Summary of Significant Accounting Policies, in the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2016. There have been no significant changes to these accounting policies during the first six months of 2017.
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
Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness, which the Company carries at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 3. Fair Value Measurements, for additional detail regarding the Company’s fair value measurements. As of June 30, 2017, the carrying amount and fair value of the Company’s indebtedness was approximately $2,195.8 million and $2,224.6 million, respectively. As of December 31, 2016, the carrying amount and fair value was approximately $2,197.4 million and $2,218.9 million, respectively.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date. ASU 2014-09 also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The Company expects to adopt the provisions of this guidance on January 1, 2018 using the modified retrospective approach with a cumulative-effect adjustment to opening retained earnings. The Company has performed an assessment of its revenue contracts as well as worked with industry participants on matters of interpretation and application and has not identified any material changes to the timing or amount of its revenue recognition under ASU 2014-09. The Company also does not expect its accounting policies to change materially since the principles of revenue recognition from ASU 2014-09 are largely consistent with existing guidance and current practices applied by the Company. The Company is also evaluating its disclosures and may provide additional disaggregation of revenue upon adoption of ASU 2014-09. The Company's evaluations are not final as of the date of this filing, and the Company will continue to assess the impact.
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
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting (Topic 718), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new standard is effective for annual periods beginning after

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

December 15, 2017 and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact this update will have on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
On January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The ASU is designed to identify areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The adoption of ASU 2016-09 had no material impact on its consolidated financial statements; however, it did reduce the Company's effective tax rate for the three and six months ended June 30, 2017.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the six months ended June 30, 2017.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At June 30, 2017, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At June 30, 2017, the Company did not adjust prices received from the independent third-party pricing services.
Other Assets — The Company’s other assets include: (1) deferred compensation plan assets that are invested in money market and other mutual funds, which are actively traded and valued based on quoted market prices; and (2) certain non-traded real estate investment trusts and auction rate notes, which are valued using quoted prices for identical or similar securities and other inputs that are observable or can be corroborated by observable market data.
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
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$241,225	$—	$—	$241,225
Securities owned — trading:
Money market funds	290	—	—	290
Mutual funds	9,252	—	—	9,252
Equity securities	39	—	—	39
Debt securities	—	887	—	887
U.S. treasury obligations	3,892	—	—	3,892
Total securities owned — trading	13,473	887	—	14,360
Other assets	160,744	9,116	—	169,860
Total assets at fair value	$415,442	$10,003	$—	$425,445
Liabilities
Securities sold, but not yet purchased:
Equity securities	$98	$—	$—	$98
Debt securities	—	1	—	1
Total securities sold, but not yet purchased	98	1	—	99
Accounts payable and accrued liabilities	—	—	527	527
Total liabilities at fair value	$98	$1	$527	$626

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
The amortized cost, gross unrealized loss, and fair value of securities held-to-maturity were as follows (in thousands):

	June 30, 2017	December 31, 2016
Amortized cost	$11,833	$8,862
Gross unrealized loss	(39)	(31)
Fair value	$11,794	$8,831

At June 30, 2017, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$3,751	$7,582	$500	$11,833
U.S. government notes — at fair value	$3,742	$7,552	$500	$11,794

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

6.    Debt
On March 10, 2017, LPLFH and LPLH entered into a fourth amendment agreement, which amended and restated LPLH’s existing credit agreement (such amended and restated agreement, as further amended to date, the “Credit Agreement”) and refinanced LPLH’s then outstanding senior secured credit facilities with a new seven year Term Loan B facility in an aggregate principal amount of $1.7 billion and a five year revolving credit facility in an aggregate principal amount of $500.0 million. The proceeds of the new Term Loan B, together with the proceeds from the offering of $500.0 million aggregate principal amount of 5.75% senior notes (the “Notes”) and cash, were used to repay LPLH’s existing senior secured credit facilities and to pay accrued interest and related fees and expenses. The refinancing led to the extinguishment of the previous Term Loan A and B facilities, which required the Company to accelerate the recognition of $21.1 million of related unamortized debt issuance costs that had no future economic benefit, and recognize that amount as a loss on extinguishment of debt in its unaudited condensed consolidated statements of income.
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
Senior Secured Credit Facilities
Borrowings under the Term Loan B facility bear interest at a rate per annum of 250 basis points over the Eurodollar Rate or 150 basis points over the base rate (as defined in the Credit Agreement), and have no leverage or interest coverage maintenance covenants. Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 150 to 200 basis points over the Eurodollar Rate or 50 to 100 basis points over the base rate, depending on the Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement). The Eurodollar Rate option is the one-, two-, three-, or six-month LIBOR rate, as selected by LPLH, or, with the approval of the applicable lenders, twelve month LIBOR rate or the LIBOR rate for another period acceptable to the Administrative Agent (including a shorter period). The Eurodollar Rate is not subject to an interest rate floor.
The Company’s outstanding borrowings as of June 30, 2017 were as follows (dollars in thousands):

	June 30, 2017
Total Debt	Balance	Applicable Margin	Interest Rate	Maturity
Revolving Credit Facility	$—	LIBOR+200bps(1)	—%	3/10/2022
Senior Secured Term Loan B	1,695,750	LIBOR+250 bps(1)	3.82%	3/10/2024
Senior Unsecured Notes	500,000	Fixed Rate	5.75%	9/15/2025
Total borrowings/ weighted-average interest rate	2,195,750		4.26%
Less Unamortized Debt Issuance Cost	16,884
Long-term borrowings — net of unamortized debt issuance cost	$2,178,866
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
The Company’s revolving credit facility requires compliance with a maximum Consolidated Total Debt to Consolidated EBITDA Ratio ("Leverage Test", as defined in the Credit Agreement) and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio ("Interest Coverage, as defined in the Credit Agreement), tested as of the last day of each fiscal quarter. The breach of this covenant is subject to certain equity cure rights.
As of June 30, 2017, LPLH also had $11.1 million of irrevocable letters of credit, with an applicable interest rate margin of 2.00%, which were supported by the Company’s revolving credit facility.
The Credit Agreement subjects the Company to certain financial and non-financial covenants for the benefit of the revolving credit facility. As of June 30, 2017, the Company was in compliance with such covenants.
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

Bank Loans Payable
The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200 million limit, and allows for both collateralized and uncollateralized borrowings. The Company drew $15 million on one of the lines of credit at an interest rate of 2.44% during the three months ended June 30, 2017 and a total of $89 million at an interest rate of 2.22% during the six months ended June 30, 2017. The lines were not otherwise utilized during the three and six months ended June 30, 2017 or 2016. There were no balances outstanding at June 30, 2017 or December 31, 2016.
7.    Commitments and Contingencies
Leases
The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $5.1 million and $6.1 million for the three months ended June 30, 2017 and 2016, respectively, and $10.4 million and $12.3 million for the six months ended June 30, 2017 and 2016, respectively.
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no such significant unfunded commitments at June 30, 2017.
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
Self-Insurance Liabilities
The Company has self-insurance for certain potential liabilities, including various errors and omissions liabilities, through a wholly-owned captive insurance subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends. As of June 30, 2017, these self-insurance liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2017.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Commitments
As of June 30, 2017, the Company had approximately $220.4 million of client margin loans that were collateralized with securities having a fair value of approximately $308.5 million that it can re-pledge, loan, or sell. Of these securities, approximately $40.9 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of June 30, 2017, there were no restrictions that materially limited the Company’s ability to re-pledge, loan, or sell the remaining $267.6 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $3.9 million and $3.0 million pledged to clearing organizations at June 30, 2017 and December 31, 2016, respectively.
8.    Stockholders’ Equity
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s board of directors (“Board of Directors”) as well as certain limits under the Credit Agreement and the Indenture. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows for the periods indicated (in millions, except per share data):

	2017		2016
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$22.6	$0.25	$22.2
Second quarter	$0.25	$22.6	$0.25	$22.3

Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the unaudited condensed consolidated statements of financial condition. Purchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company’s management within the constraints of the Credit Agreement, the Indenture and general liquidity needs.
During the three and six months ended June 30, 2017, the Company repurchased a total of 910,349 and 1,477,147 shares of its common stock at a weighted-average price of $39.78 and $39.75 per share for a total cost of $36.2 million and $58.7 million, respectively. As of June 30, 2017, the Company was authorized to purchase up to an additional $166.3 million of shares pursuant to share repurchase programs approved by the Board of Directors.
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
In November 2010, the Company adopted a 2010 Omnibus Equity Incentive Plan (as amended and restated in May 2015, the “2010 Plan”), which provides for the granting of stock options, warrants, restricted stock awards, stock units, and other equity-based compensation. The 2010 Plan serves as the successor to the 2005 Stock Option Plan for Incentive Stock Options, the 2005 Stock Option Plan for Non-qualified Stock Options, the 2008 Advisor and Institution Incentive Plan, the 2008 Stock Option Plan, and the Director Restricted Stock Plan (collectively, the “Predecessor Plans”). Upon adoption of the 2010 Plan, awards were no longer made under the Predecessor Plans; however, awards previously granted under the Predecessor Plans remain outstanding until exercised or forfeited.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

There were 20,055,945 shares authorized for grant under the 2010 Plan after the amendment and restatement of the plan in May 2015. There were 8,367,237 shares reserved for issuance upon exercise or conversion of outstanding awards granted, and 7,642,707 shares remaining available for future issuance under the 2010 Plan, as of June 30, 2017.
Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee and officer stock options that have been granted during the six months ended June 30, 2017:

Expected life (in years)	5.43
Expected stock price volatility	35.27%
Expected dividend yield	2.61%
Risk-free interest rate	2.14%
Fair value of options	$10.63
The fair value of each stock option or warrant awarded to advisors and financial institutions is estimated on the date of the grant and revalued at each reporting period using the Black-Scholes valuation model with the following weighted-average assumptions used during the six months ended June 30, 2017:

Expected life (in years)	5.40
Expected stock price volatility	35.28%
Expected dividend yield	2.47%
Risk-free interest rate	1.85%
Fair value of options	$16.84

The following table summarizes the Company’s stock option and warrant activity for the six months ended June 30, 2017:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2016	7,153,982	$30.40
Granted	851,810	$39.48
Exercised	(1,792,964)	$26.52
Forfeited	(230,684)	$31.56
Outstanding — June 30, 2017	5,982,144	$32.81	6.41	$65,769
Exercisable — June 30, 2017	3,912,178	$33.84	5.12	$41,070
Exercisable and expected to vest — June 30, 2017	5,814,155	$32.78	6.32	$64,280

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information about outstanding stock options and warrants at June 30, 2017:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$18.04 - $23.02	1,835,722	$20.29	6.56	933,243	$20.72
$23.41 - $30.00	940,561	$28.11	3.96	821,517	$28.24
$31.60 - $32.33	459,131	$31.87	5.16	459,131	$31.87
$34.01 - $39.60	1,361,428	$37.53	7.33	537,231	$34.58
$42.60 - $54.81	1,385,302	$48.25	7.40	1,161,056	$48.80
	5,982,144	$32.81	6.41	3,912,178	$33.84

The Company recognizes share-based compensation for stock options awarded to employees and officers based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized share-based compensation related to the vesting of these awards of $1.6 million and $2.3 million during the three months ended June 30, 2017 and 2016, respectively, and $3.8 million and $6.3 million during the six months ended June 30, 2017 and 2016, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of June 30, 2017, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $11.2 million, which is expected to be recognized over a weighted-average period of 2.19 years.
During 2011 and 2012 the Company granted stock options and warrants to its advisors and financial institutions. Share-based compensation for these awards is based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $0.4 million and $0.1 million during the three months ended June 30, 2017 and 2016, respectively, and $0.7 million and $(0.3) million for during the six months ended June 30, 2017 and 2016, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of June 30, 2017, total unrecognized compensation cost related to non-vested stock options and warrants granted to advisors and financial institutions was $0.5 million, which is expected to be recognized over a weighted-average period of 0.42 years.
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, for the six months ended June 30, 2017:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested — December 31, 2016	10,404	$35.85	982,253	$30.61
Granted	18,700	$39.73	438,819	$39.74
Vested	(16,308)	$37.25	(342,924)	$36.10
Forfeited	—	$—	(77,874)	$32.34
Nonvested — June 30, 2017	12,796	$39.73	1,000,274	$32.60
Expected to vest — June 30, 2017	12,796	$39.73	909,306	$32.27

The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or else are subject to forfeiture; however, restricted stock awards are included in our shares outstanding upon grant and have the same dividend and voting rights as our common stock. Share-based compensation is based on the grant date fair value and recognized over the requisite service period of the award, which generally equals the vesting period. The Company recognized $3.2 million and $2.2 million of share-based compensation related to the

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

vesting of these restricted stock awards, restricted stock units, deferred stock units, and performance stock units during the three months ended June 30, 2017 and 2016, respectively and $6.1 million and $4.5 million during the six months ended June 30, 2017 and 2016, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of June 30, 2017, total unrecognized compensation cost for restricted stock awards and stock units granted to directors, employees and officers was $16.6 million, which is expected to be recognized over a weighted-average remaining period of 2.26 years.
The Company also grants restricted stock units to its advisors and to financial institutions. Share-based compensation is based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $1.5 million and $0.3 million related to the vesting of these restricted stock units during the three months ended June 30, 2017 and 2016, respectively, and $2.9 million and $(0.8) million during the six months ended June 30, 2017 and 2016, respectively, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of June 30, 2017, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $6.6 million, which is expected to be recognized over a weighted-average remaining period of 2.05 years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$68,434	$47,849	$116,623	$98,241

Basic weighted-average number of shares outstanding	90,251	89,019	90,060	88,992
Dilutive common share equivalents	1,762	680	1,936	677
Diluted weighted-average number of shares outstanding	92,013	89,699	91,996	89,669

Basic earnings per share	$0.76	$0.54	$1.29	$1.10
Diluted earnings per share	$0.74	$0.53	$1.27	$1.10

The computation of diluted earnings per share excludes stock options, warrants, and stock units that are anti-dilutive. For the three months ended June 30, 2017 and 2016, stock options, warrants, and stock units representing common share equivalents of 2,362,410 shares and 4,862,540 shares, respectively, were anti-dilutive. For the six months ended June 30, 2017 and 2016, stock options, warrants, and stock units representing common share equivalents of 2,022,653 shares and 4,845,406 shares, respectively, were anti-dilutive.
11.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 35.0%, primarily as a result of state taxes, settlement contingencies, tax credits, tax deductions that are not expensed for financial statement purposes, and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 39.3% and 40.0% for the three months ended June 30, 2017 and 2016 respectively, and 38.0% and 40.2% for the six months ended June 30, 2017 and 2016, respectively. The decrease in the Company’s effective tax rate compared to the 2016 periods was primarily due to tax benefits associated with the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting for recording stock-based compensation beginning in 2017.
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
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $153.6 million with a minimum net capital requirement of $6.3 million as of June 30, 2017.
The Company’s subsidiary, PTC, operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to PTC’s operations.
As of June 30, 2017 and December 31, 2016, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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
14.    Subsequent Events
On July 26, 2017, the Board of Directors declared a cash dividend of $0.25 per share on the Company's outstanding common stock to be paid on August 24, 2017 to all stockholders of record on August 10, 2017.

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
In addition to our trading inventory and our deposit obligations, our Research Department develops model portfolios that are used by advisors in developing client portfolios. We currently maintain 229 accounts based on model portfolios. At the time a portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum for a client. Account minimums vary by product and can range from $5,000 to $250,000 per model. We utilize these positions to track the performance of the Research Department.
At June 30, 2017, the fair value of our trading securities owned was $14.4 million. Securities sold, but not yet purchased were immaterial at June 30, 2017. The fair value of securities included within other assets was $169.9 million at June 30, 2017. See Note 3. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased, and other assets associated with our client facilitation activities. See Note 4. Held-to-Maturity Securities, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
We do not enter into contracts involving derivatives or other similar financial instruments for proprietary trading purposes. During the period ended June 30, 2017, we used a derivative financial instrument, consisting of a non-deliverable foreign currency forward contract, to mitigate foreign currency exchange risk arising under an agreement with a third party service provider. The agreement provides that on each annual anniversary date of the signing of the agreement, the price for services, which are denominated in U.S. dollars, is to be adjusted for the then-current exchange rate between the U.S. dollar and the Indian rupee. The derivative instrument settled in June 2017.
In addition, we have market risk resulting from system incidents and human error, which can require trade corrections for our customers. We also have market risk on the fees we earn that are based on the market value of brokerage and advisory assets, assets on which trailing commissions are paid, and assets eligible for sponsor payments.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of June 30, 2017, all of the $1.7 billion of outstanding debt under our Credit Agreement was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are subject to the same, but off-setting interest rate risk.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve month period (in thousands):

	Outstanding at Variable Interest Rates at June 30, 2017	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facilities		Points	Points	Points	Points
Term Loan B	$1,695,750	$1,685	$4,213	$8,426	$16,852
Revolving Credit Facility	—	—	—	—	—
Variable Rate Debt Outstanding	$1,695,750	$1,685	$4,213	$8,426	$16,852
See Note 6. Debt, within the notes to the unaudited condensed consolidated financial statements for additional information.
Our interest rate risk is mitigated in part by having the interest rate for a portion of the Term Loan B debt, $848 million, locked in for three months and the remaining portion, $848 million, locked in for six months. At the end of each of these periods the rates will be locked in at the then current rate for one, two, three, six, or twelve months as allowed under the Credit Agreement. The effect of these interest rate locks are not included in the table above.
As of June 30, 2017 we offered our advisors and their clients three primary cash sweep vehicles that are interest rate sensitive: our insured cash account (“ICA”) for individuals, trusts and sole proprietorships, an insured deposit cash account (“DCA”) for advisory individual retirement accounts, and a money market sweep vehicle involving multiple money market fund providers. While clients earn interest for balances on deposit in ICA and DCA, we earn a fee. Our fees from ICA are based on prevailing interest rates in the current interest rate environment. Changes in interest rates and fees for the insured bank deposit sweep vehicle are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicle relative to other products into which clients may move cash balances. The fees that we receive from the DCA vehicle are calculated as a per account fee; such fees increase as the federal funds target rate increases, subject to a cap.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in clients’ accounts is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our losses on margin accounts did not exceed $0.3 million during either of the six months ended June 30, 2017 and 2016. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
We operate a three lines of defense model whereby the primary ownership for risk and control processes is the responsibility of business and control owners who are the “first line” of defense in effectively managing risks. The first line is responsible for risk process ownership and is comprised of the business units, whose primary responsibility is for day-to-day compliance and risk management, including execution of desktop and supervisory procedures. These business owners and certain control owners implement and execute controls to manage risk, execute risk assessments, identify emerging risks, and comply with risk management policies. The second line of defense is comprised of certain departments within Compliance, Legal and Risk (“CLR”), STO, Business Technology Services (“BTS”), Finance, and Human Capital and this second line of defense provides risk and control assessment and oversight. The third line of defense is independent verification of the effectiveness of internal controls and is conducted by the Internal Audit Department or in third-party reviews.
Our risk management governance approach includes our Board of Directors and certain of its committees; the Risk Oversight Committee of LPL Financial (the “ROC”) and its subcommittees; the Internal Audit Department and the CLR Department of LPL Financial; and business line management. We regularly reevaluate and, when necessary, modify our processes to improve the identification and escalation of risks and events.
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
Risk Oversight Committee of LPL Financial
The Audit Committee has mandated that the ROC oversee our risk management activities, including those of our subsidiaries. The Deputy Chief Legal and Risk Officer of LPL Financial serves as chair of the ROC, which generally meets on a monthly basis with ad hoc meetings as necessary. The members of the ROC include certain Managing Directors of LPL Financial, as well as other members of LPL Financial’s senior management team who serve as ex-officio members and represent key control areas of the Company. These individuals include, but are not limited to, the Chief Compliance Officer; the Chief Information Security Officer; the Chief AML Officer; and the Regulatory Counsel of LPL Financial. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries, and that the ROC thoroughly reviews significant matters relating to risk priorities, policies, control procedures and related exceptions, certain new and complex products and business arrangements, transactions with significant risk elements, and identified emerging risks.
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
Control Groups
The CLR Department provides compliance oversight and guidance, and conducts various risk and other assessments to address regulatory and Company-specific risks and requirements. The CLR Department reports to the Chief Legal and Risk Officer, who reviews the results of the Company’s risk management process with the ROC, the Audit Committee, and the Board as necessary. Another key control group is the STO Risk Management team. This team identifies, defines, and remediates risk-related items within STO and acts as the liaison between STO and CLR. We also consider the Internal Audit Department to be a control group.
Business Line Management
Each business line is responsible for managing its risk, and business line management is responsible for keeping senior management, including the members of the ROC, informed of operational risk and escalating risk matters (as defined by the Company’s escalation policies). We have conducted Company-wide escalation training for our employees. Certain business lines, including STO and BTS, have dedicated personnel with responsibilities for monitoring and managing risk-related matters. Business lines are subject to oversight by the control groups, and the Finance, CLR, BTS, and Human Capital Departments also execute certain control functions and report matters to the ROC, Audit Committee, and Board as appropriate.

Advisor Policies
In addition to the ERM framework, we also have written policies and procedures that govern the conduct of business by our advisors, employees, and the terms and conditions of our relationships with product manufacturers. Our client and advisor policies address the extension of credit for client accounts, data and physical security, compliance with industry regulations, and codes of conduct and ethics to govern employee and advisor conduct, among other matters.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we have been subjected to and are currently subject to legal proceedings, investigations, examinations, and inquiries arising out of our business operations, including lawsuits, arbitration claims, governmental subpoenas, regulatory, governmental and self-regulatory organization inquiries or investigations, and other actions and claims. In the opinion of management, there are no matters outstanding that would have a material adverse impact on our operations or financial condition. See Note 7. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements for additional information.
A putative class action lawsuit has been filed against the Company and certain of its executive officers in federal district court alleging certain misstatements and omissions related to the Company’s share repurchases and financial performance in late 2015. The Company intends to defend vigorously against the lawsuit.
Item 1A. Risk Factors
There have been no material changes in the information regarding the Company’s risks, as set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2016 Annual Report on Form 10-K, as updated by Part II, “Item 1A. Risk Factors” in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (millions)
April 1, 2017 through April 30, 2017	192,916	$39.00	192,916	$195.0
May 1, 2017 through May 31, 2017	309,900	$39.16	309,900	$182.9
June 1, 2017 through June 30, 2017	407,533	$40.64	407,533	$166.3
Total	910,349	$39.78	910,349	$166.3
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
10.1
Amended Agreement, dated June 20, 2017, among LPL Financial Holdings Inc., LPL Holdings, the other credit parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent, and the other parties thereto.*

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

LPL Financial Holdings Inc.
Date:	August 1, 2017	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	August 1, 2017	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer