Form 10-Q
period 2017-09-30
LPL Financial Holdings Inc.
filed 2017-10-31
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of October 24, 2017 was 90,190,130.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company’s future financial and operating results, outlook, success in recruiting and onboarding advisors from the broker/dealer network of National Planning Holdings, Inc. (“NPH”), growth, plans, business strategies, liquidity, future indebtedness, future share repurchases, and future dividends, including statements regarding future resolution of regulatory matters, legal proceedings and related costs, future revenues and expenses, and projected savings and anticipated improvements to the Company’s operating model, services, and technologies as a result of its initiatives, programs and/or acquisitions, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company’s historical performance and its plans, estimates, and expectations as of October 31, 2017. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of brokerage and advisory assets; fluctuations in levels of net new assets and the related impact on fee revenue; fluctuations in the number of retail investors served by the Company; effects of competition in the financial services industry; changes in the number of the Company’s financial advisors and institutions, and their ability to market effectively financial products and services; the success of the Company in attracting and retaining financial advisors and institutions; changes in interest rates and fees payable by banks participating in the Company’s cash sweep program, including the Company’s success in negotiating agreements with current or additional counterparties; the Company’s strategy in managing cash sweep program fees; changes in the growth and profitability of the Company’s fee-based business; the effect of current, pending, and future legislation, regulation, and regulatory actions, including the United States Department of Labor (“DOL”) final rule on conflicts of interest (Definition of the term “Fiduciary”; Conflict of Interest Rule—Retirement Investment Advice, the “DOL Rule”), which became applicable on June 9, 2017, and disciplinary actions imposed by federal and state regulators and self-regulatory organizations; the costs of settling and remediating issues related to pending or future regulatory matters or legal proceedings; changes made to the Company’s offerings and services in response to current, pending, and future legislation, regulation, and regulatory actions, including the DOL Rule, and the effect that such changes may have on the Company’s gross profit streams and costs; execution of the Company’s capital management plans, including its compliance with the terms of its credit agreement and the indenture governing its senior notes; the price, the availability of shares, and trading volumes of the Company’s common stock, which will affect the timing and size of future share repurchases by the Company; execution of the Company’s plans and its success in realizing the expense savings and service improvements and efficiencies expected to result from its initiatives and programs, particularly its expense plans and technological initiatives; the Company’s success in

ii

negotiating and developing commercial arrangements with third-party services providers; the performance of third-party service providers to which business processes are transitioned; the Company’s ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s 2016 Annual Report on Form 10-K, as may be amended or updated in the Company’s Quarterly Reports on Form 10-Q. In particular, the Company can provide no assurance that the assets reported as serviced by NPH’s financial advisors will translate into assets serviced at LPL Financial. Important factors that could cause or contribute to such differences include: difficulties and delays in recruiting or transferring the licenses of NPH’s advisors and/or onboarding the clients or businesses of NPH’s advisors; disruptions of the Company’s business due to transaction-related uncertainty or other factors making it more difficult to maintain relationships with its financial advisors and their clients, employees, other business partners or governmental entities; the inability to implement onboarding plans and other consequences associated with acquisitions; the choice by clients of NPH’s advisors not to open brokerage and/or advisory accounts at LPL Financial and/or move their respective assets from NPH to a new account at LPL Financial; changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of assets under custody; and effects of competition in the financial services industry, including competitors’ success in recruiting NPH’s advisors. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report, even if its estimates change, and you should not rely on statements contained herein as representing the Company’s views as of any date subsequent to the date of this quarterly report.

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
Executive Summary
Net Income
Net income for the third quarter of 2017 was $58.1 million or $0.63 per share, which compares to $52.0 million, or $0.58 per share, in the third quarter of 2016. Increased cash sweep revenue and advisory fee revenue contributed to the earnings per share growth.
Asset Growth Trends
Total assets served were $560.0 billion as of September 30, 2017, up 11.5% from $502.4 billion as of September 30, 2016. Total net new assets were $2.9 billion for the three months ended September 30, 2017, compared to $1.0 billion for the same period in 2016.
Net new advisory assets were $6.9 billion for the three months ended September 30, 2017, compared to $4.1 billion in the same period in 2016. As of September 30, 2017, our advisory assets had grown to $250.2 billion from the prior year balance of $205.5 billion and represented 44.7% of total brokerage and advisory assets served.
Net new brokerage assets were an outflow of $4.0 billion for the three months ended September 30, 2017, compared to an outflow of $3.1 billion for the same period in 2016. The increase in net new brokerage asset outflows primarily reflected the impact of brokerage to advisory asset conversions between periods. As of September 30, 2017, our brokerage assets had grown to $309.8 billion from $296.9 billion as of September 30, 2016.
Gross Profit Trends
Gross profit, a non-GAAP measure, of $386.9 million for the three months ended September 30, 2017, reflected an increase of 11.5% in comparison to $346.9 million for the quarter ended September 30, 2016. Management presents gross profit, which is calculated as net revenues less commission and advisory expenses and brokerage, clearing, and exchange fees, because we believe that measure may be useful to investors in evaluating the Company’s core operating performance before indirect costs that are general and administrative in nature. See footnote 7 to the Financial Metrics table within the “How We Evaluate Our Business” section for additional information on gross profit. The increase in period-over-period gross profit was primarily due to increases in cash sweep revenue from the impact of the increases in the target range for the federal funds effective rate announced in each of March and June 2017, increases in advisory revenues resulting from net new assets and market gains as represented by higher levels of the S&P 500 index.
Acquisition of NPH
On August 15, 2017, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with National Planning Holdings, Inc. (“NPH”), and its four broker-dealer subsidiaries (collectively with NPH, the “NPH Sellers”) to acquire certain assets and rights of the NPH Sellers, including business relationships with financial advisors who become affiliated with LPL Financial. We paid $325 million to the Sellers at closing and have agreed to a potential contingent payment of up to $122.8 million.
Capital Management Activity
We returned $47.5 million of capital to shareholders during the three months ended September 30, 2017, including $22.5 million of dividends and $25.0 million of share repurchases (representing 539,385 shares).
On September 21, 2017 we issued $400 million in aggregate principal amount of add-on senior notes above par at a yield to worst of 5.12% (coupon rate of 5.75%). We used $200 million in proceeds of the offering to pay down a portion of our term loan, and we plan to use the remaining proceeds for general corporate purposes, including funding costs related to our acquisition of NPH. As a result of the refinancing, we also reduced the spread on the interest rates on our term loan and revolving credit facility by 25 basis points each.
Our Sources of Revenue
Our revenues are derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust, and reporting platforms. We also generate asset-based revenues through our cash sweep program and the access we provide to a variety of product providers with the following product lines:

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

The table below summarizes the sources and drivers of our revenue:

			Nine Months Ended September 30, 2017
	Sources of Revenue	Primary Drivers	Net Revenues (millions)	% of Total Net Revenue	Recurring Revenues (millions)	% Recurring
Advisor-driven revenue with ~85%-90% total payout ratio	Commission	- Sales - Transactions - Brokerage asset levels	$1,245	39%	$716	57.5%
	Advisory	- Corporate advisory asset levels	$1,033	33%	$1,028	99.5%
Attachment revenue retained by us	Asset-Based - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Number of accounts - Client asset levels	$515	16%	$507	98.4%
	Transaction and Fee - Trades - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Premium technology subscribers	$321	10%	$185	57.6%
	Other	- Margin accounts - Alternative investment transactions	$51	2%	$20	39.2%
	Total		$3,165	100%	$2,456	77.6%

How We Evaluate Our Business
We focus on several key operating and financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating and financial metrics are as follows:

	Nine Months Ended September 30,
Operating Metrics	2017	2016	% Change
Brokerage Assets (in billions)(1)(2)	$309.8	$296.9	4%
Advisory Assets (in billions)(1)(3)	250.2	205.5	22%
Total Brokerage and Advisory Assets served(in billions)(1)	$560.0	$502.4	11%

Net New Brokerage Assets (in billions)(4)	$(12.9)	$(5.6)	n/m
Net New Advisory Assets (in billions)(5)	18.8	$8.9	n/m
Total Brokerage and Advisory Net New Assets (in billions)	$5.9	$3.3	n/m

Insured Cash Account Balances (in billions)(1)	$21.9	$21.1	4%
Deposit Cash Account Balances (in billions)(1)	4.1	4.2	(2)%
Money Market Account Balances (in billions)(1)	2.3	3.9	(41)%
Total Cash Sweep Balances	$28.3	$29.2	(3)%

Advisors	14,253	14,185	—%

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Metrics	2017	2016	2017	2016
Total net revenues (in millions)	$1,064.1	$1,017.4	$3,165.0	$3,041.9
Total net revenues increase (decrease) from prior period	4.6%	(3.5)%	4.0%	(6.5)%
Recurring revenue as a % of net revenue	79.6%	74.3%	77.6%	74.0%
Pre-tax income (in millions)	$96.6	$68.2	$284.7	$232.6
Net income (in millions)	$58.1	$52.0	$174.8	$150.2
Earnings per share, diluted	$0.63	$0.58	$1.90	$1.67

Non-GAAP Measures(6)
Gross profit (in millions)(7)	$386.9	$346.9	$1,151.6	$1,047.5
Gross profit growth from prior period(7)	11.5%	2.1%	9.9%	1.2%
Gross profit as a % of net revenue(7)	36.4%	34.1%	36.4%	34.4%
_______________________________

(1)
Brokerage and advisory assets served are comprised of assets that are custodied, networked, and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Insured cash account balances, money market account balances, and beginning in July 2016, deposit cash account balances are included in brokerage and advisory assets served. Our brokerage and advisory assets does not include retirement plan assets, which are custodied with various third-party providers, supported by advisors licensed with LPL Financial. The Company estimated such assets at $137 billion, representing approximately 41,000 retirement plans, at September 30, 2017.

(2)	Brokerage assets consists of assets serviced by advisors licensed with LPL Financial.

(3)
Advisory assets consists of total advisory assets under custody at LPL Financial, consisting of total assets on LPL Financial's corporate advisory platform serviced by advisors who are investment advisor representatives of LPL Financial and total assets on LPL Financial's independent advisory platform serviced by advisors who are investment advisor representatives of separate investment advisor firms (“Hybrid RIAs”) rather than that of LPL Financial. See “Results of Operations” for a tabular presentation of advisory assets.

(4)
Net new brokerage assets consists of total client deposits into brokerage accounts less total client withdrawals from brokerage accounts. We consider conversions from and to advisory accounts as deposits and withdrawals, respectively.

(5)
Net new advisory assets consists of total client deposits into custodied advisory accounts less total client withdrawals from custodied advisory accounts. We consider conversions from and to brokerage accounts as deposits and withdrawals, respectively.

(6)
Our management believes that presenting certain non-GAAP measures by excluding or including certain items can be helpful to investors and analysts who may wish to use some or all of this information to analyze our current performance, prospects, and valuation. Our management uses this non-GAAP information internally to evaluate operating performance and in formulating the budget for future periods. Our management believes that the non-GAAP measures and metrics presented above and discussed below are appropriate for evaluating the performance of the Company.

(7)
Set forth below is a calculation of gross profit (in millions), calculated as net revenues less commission and advisory expenses and brokerage, clearing, and exchange fees. All other expense categories, including depreciation and amortization of fixed assets and amortization of intangible assets, are considered general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can be useful to investors because they show the Company’s core operating performance before indirect costs that are general and administrative in nature.

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Profit	2017	2016	2017	2016
Total net revenues (in millions)	$1,064.1	$1,017.4	$3,165.0	$3,041.9
Commission and advisory expense (in millions)	663.8	657.4	1,971.9	1,954.1
Brokerage, clearing, and exchange fees (in millions)	13.4	13.1	41.5	40.3
Gross profit (in millions)	$386.9	$346.9	$1,151.6	$1,047.5

Legal & Regulatory Matters
As a regulated entity, we are subject to regulatory oversight and inquiries related to, among other items, our compliance and supervisory systems and procedures and other controls, as well as our disclosures, supervision, and reporting. The environment of additional regulation, increased regulatory compliance obligations, and enhanced regulatory enforcement has resulted in additional operational and compliance costs, as well as increased costs in the form of fines, restitution, and remediation related to regulatory matters. In the ordinary course of business, we periodically identify or become aware of purported inadequacies, deficiencies, and other issues. It is our policy to evaluate these matters for potential securities law or regulatory violations and other potential compliance issues. It is also our policy to self-report known violations and issues as required by applicable law and regulation. When deemed probable that matters may result in financial losses, we accrue for those losses, if the amounts can be reasonably estimated, based on an estimate of possible fines, customer restitution, and losses related to the repurchase of sold securities and other losses, as applicable. Certain regulatory and other legal claims and losses may be covered through our wholly-owned captive insurance subsidiary, which is chartered with the insurance commissioner in the State of Tennessee. Our ability to estimate such costs may vary based on the current stage of evaluation and status of discussion with regulators, as applicable.
Our accruals, including those established through the captive insurance subsidiary at September 30, 2017, include estimated costs for significant regulatory matters, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.
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

In April 2016, the United States Department of Labor issued a final rule (the “DOL Rule”) and related exemptions that, broaden the circumstances under which we may be considered a “fiduciary” with respect to certain accounts that are subject to the ERISA, and the prohibited transaction rules under section 4975 of the Internal Revenue Code. These types of accounts include many employer-sponsored retirement plans and individual retirement accounts ("IRAs"). The DOL also finalized certain prohibited transaction exemptions that allow investment advisors to receive compensation for providing investment advice under arrangements that would otherwise be prohibited due to conflicts of interest. The DOL Rule became applicable on June 9, 2017 and the full implementation date for conditions under related exemptions currently is January 1, 2018; however, a delay in the full implementation date has been proposed. We are continuing to analyze and evaluate the impact of the DOL Rule and related amendments to exemptions on our clients, potential clients, and our business, as the DOL Rule and exemption requirements become applicable. Because ERISA plans and IRAs comprise a significant portion of our business, we continue to expect that compliance with the DOL Rule and reliance on new and amended prohibited transaction exemptions will require increased legal, compliance, information technology, and other costs and could lead to a greater risk of class action lawsuits and other litigation. Please consult the Retirement Plan Services Regulation section within Part I, “Item 1. Business” within our 2016 Annual Report on Form 10-K as filed with the SEC for more information about the risks associated with the DOL Rule and related exemptions and their potential impact on our operations.
Acquisitions, Integrations, and Divestitures
From time to time we undertake acquisitions or divestitures based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented.
On August 15, 2017, we entered into the Asset Purchase Agreement with the NPH Sellers to acquire certain assets and rights of the NPH Sellers, including the Sellers' business relationships with financial advisors who become affiliated with LPL Financial. We paid $325 million to the NPH Sellers at closing, which occurred on August 15, 2017, and have agreed to a potential contingent payment of up to $122.8 million (the “NPH Contingent Payment”). The NPH Contingent Payment would be paid on an interpolated basis based on the percentage of transferred GDC between 72% and 93.5%. No NPH Contingent Payment would be due in the event that the transferred GDC percentage is less than 72%. We expect to incur increased costs related to this transaction, including: compensation and benefits expense related to the additional staffing, as well as contingent labor costs, needed to support the onboarding of the NPH advisors and their clients to our systems, as well as to provide ongoing support to the anticipated increases in the number of advisors, clients and total assets served on our platform; fees for account closure and transfers that we agreed to pay on behalf of NPH financial advisors under the Asset Purchase Agreement; onboarding financial assistance costs for advisors joining LPL Financial; and technology capacity investments to support the expected increase in demands on our systems. We expect the incurrence of these costs to be largely complete by mid-2018. We also anticipate an increase to amortization related to the purchased intangibles under the Asset Purchase Agreement. See Note 3 Acquisitions, within the notes to the unaudited condensed consolidated financial statements for further detail. There have been no other material acquisitions, integrations, or divestitures during the nine months ended September 30, 2017 or during the nine months ended September 30, 2016.

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets. In the United States, economic data continued to point to fairly steady economic growth over the second and third quarter of 2017 after some slowing in the first quarter. According to the most recent estimate by the Bureau of Economic Analysis, real gross domestic product (“GDP”) grew at an annualized rate of 3.0% in the third quarter of 2017. This estimate translates to an overall growth rate over the last four quarters at 2.3%, slightly higher than the average for the expansion. Growth has been supported by a largely healthy labor market, generally steady consumer spending, signs of improved business investment, and continued low interest rates. Stronger global growth has also provided support, with stable or accelerating growth across most major economies. Business and consumer confidence have remained elevated, with only modest declines since the run-up following the U.S. elections in November 2016. Despite economic stability and a healthy labor market, inflation has remained below the Federal Reserve’s (“Fed”) 2% target. While a prospective rise in U.S. economic growth to 2-3% may seem modest by historical standards, it would still be above the Congressional Budget Office’s estimate of potential GDP growth; and could be enough to further tighten the labor market, push wages higher, and increase the probability of the Fed following through on its median projected rate path of one more rate hike in 2017 and three more rate hikes in 2018.
Equity volatility remained low throughout the third quarter of 2017 and into the start of the fourth quarter, while broad measures of financial stress have been subdued. The S&P 500 Index has further extended its rally, posting steady gains supported by solid earnings growth. The 10-year Treasury yield was near flat over much of the third quarter, but has pushed higher in September and October. Stable financial conditions have helped more economically sensitive fixed income sectors generally outperform higher quality sectors.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. Please consult the Risks Related to Our Business and Industry section within Part I, “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes, and the potential related effects on our profitability and financial condition. Following the conclusion of its September 19 - 20, 2017 policy meeting, the Fed’s policy arm, the Federal Open Market Committee (“FOMC”) announced that it was maintaining the federal funds target rate at 1.00 - 1.25%, as it did at its July meeting. The FOMC also announced that balance sheet normalization would begin in October 2017, which is a process by which the Fed reduces its balance sheet by no longer reinvesting the full amount of principal payments from its bond holdings. The change could be considered a tightening move but had been well telegraphed by the Fed. Economic projections that accompanied the statement saw an increase in the median GDP estimate for 2017 but a decline in core personal consumption expenditure inflation. There was also a small decrease in the expected longer-term federal funds rate.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2017 and 2016. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Revenues
Commission	$403,011	$431,686	(6.6)%	$1,244,881	$1,314,168	(5.3)%
Advisory	356,945	321,911	10.9%	1,033,319	964,298	7.2%
Asset-based	183,953	138,291	33.0%	514,626	412,339	24.8%
Transaction and fee	103,999	108,413	(4.1)%	321,522	312,927	2.7%
Interest income, net of interest expense	6,162	5,372	14.7%	17,931	15,940	12.5%
Other	10,038	11,767	(14.7)%	32,760	22,254	47.2%
Total net revenues	1,064,108	1,017,440	4.6%	3,165,039	3,041,926	4.0%
Expenses
Commission and advisory	663,765	657,432	1.0%	1,971,874	1,954,123	0.9%
Compensation and benefits	113,659	107,988	5.3%	337,170	327,816	2.9%
Promotional	42,935	42,609	0.8%	111,595	113,010	(1.3)%
Depreciation and amortization	21,996	18,434	19.3%	63,933	56,145	13.9%
Amortization of intangible assets	9,352	9,502	(1.6)%	28,296	28,536	(0.8)%
Occupancy and equipment	22,803	23,530	(3.1)%	70,989	67,347	5.4%
Professional services	16,438	17,045	(3.6)%	50,732	49,184	3.1%
Brokerage, clearing, and exchange	13,491	13,098	3.0%	41,567	40,296	3.2%
Communications and data processing	10,866	10,333	5.2%	32,525	31,801	2.3%
Other	24,376	25,356	(3.9)%	71,140	69,512	2.3%
Total operating expenses	939,681	925,327	1.6%	2,779,821	2,737,770	1.5%
Non-operating interest expense	26,519	23,889	11.0%	78,131	71,583	9.1%
Loss on extinguishment of debt	1,268	—	n/m	22,407	—	n/m
Income before provision for income taxes	96,640	68,224	41.7%	284,680	232,573	22.4%
Provision for income taxes	38,498	16,270	136.6%	109,915	82,378	33.4%
Net income	$58,142	$51,954	11.9%	$174,765	$150,195	16.4%

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
The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Variable annuities	$163,778	$169,413	$(5,635)	(3.3)%
Mutual funds	131,339	137,238	(5,899)	(4.3)%
Alternative investments	6,676	8,514	(1,838)	(21.6)%
Fixed annuities	32,764	44,933	(12,169)	(27.1)%
Equities	17,748	20,263	(2,515)	(12.4)%
Fixed income	23,912	21,756	2,156	9.9%
Insurance	17,338	18,083	(745)	(4.1)%
Group annuities	9,319	11,266	(1,947)	(17.3)%
Other	137	220	(83)	(37.7)%
Total commission revenue	$403,011	$431,686	$(28,675)	(6.6)%

The following table sets forth our commission revenue, by sales-based and trailing commission revenue (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Sales-based
Variable annuities	$46,148	$57,337	$(11,189)	(19.5)%
Mutual funds	30,638	34,985	(4,347)	(12.4)%
Alternative investments	2,550	7,198	(4,648)	(64.6)%
Fixed annuities	27,906	41,995	(14,089)	(33.5)%
Equities	17,748	20,263	(2,515)	(12.4)%
Fixed income	17,967	16,588	1,379	8.3%
Insurance	15,906	16,520	(614)	(3.7)%
Group annuities	1,098	1,258	(160)	(12.7)%
Other	137	220	(83)	(37.7)%
Total sales-based revenue	$160,098	$196,364	$(36,266)	(18.5)%
Trailing
Variable annuities	$117,630	$112,076	$5,554	5.0%
Mutual funds	100,701	102,253	(1,552)	(1.5)%
Alternative investments	4,126	1,316	2,810	213.5%
Fixed annuities	4,858	2,938	1,920	65.4%
Fixed income	5,945	5,168	777	15.0%
Insurance	1,432	1,563	(131)	(8.4)%
Group annuities	8,221	10,008	(1,787)	(17.9)%
Total trailing revenue	$242,913	$235,322	$7,591	3.2%
Total commission revenue	$403,011	$431,686	$(28,675)	(6.6)%
The decrease in sales-based commission revenue for the three months ended September 30, 2017, compared with the same period in 2016, was primarily due to a decrease in activity for fixed and variable annuities. Fixed and variable annuities commissions were primarily affected by marketplace uncertainties in response to the DOL Rule, which became applicable on June 9, 2017 and changes in commission structures.
Trailing revenues are recurring in nature and the increase in revenue for the period reflects an increase in the market value of the underlying assets.

The following table sets forth our commission revenue, by product category, included in our unaudited condensed consolidated statements of income (in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Variable annuities	$498,027	$514,521	$(16,494)	(3.2)%
Mutual funds	397,323	406,741	(9,418)	(2.3)%
Alternative investments	20,565	25,415	(4,850)	(19.1)%
Fixed annuities	109,236	150,622	(41,386)	(27.5)%
Equities	58,520	61,588	(3,068)	(5.0)%
Fixed income	77,664	63,703	13,961	21.9%
Insurance	51,355	56,297	(4,942)	(8.8)%
Group annuities	31,799	34,708	(2,909)	(8.4)%
Other	392	573	(181)	(31.6)%
Total commission revenue	$1,244,881	$1,314,168	$(69,287)	(5.3)%
The following table sets forth our commission revenue, by sales-based and trailing commission revenue (in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Sales-based
Variable annuities	$150,103	$186,963	$(36,860)	(19.7)%
Mutual funds	102,009	111,548	(9,539)	(8.6)%
Alternative investments	11,348	20,892	(9,544)	(45.7)%
Fixed annuities	94,930	142,962	(48,032)	(33.6)%
Equities	58,520	61,588	(3,068)	(5.0)%
Fixed income	60,371	48,648	11,723	24.1%
Insurance	46,914	52,047	(5,133)	(9.9)%
Group annuities	3,929	4,222	(293)	(6.9)%
Other	392	573	(181)	(31.6)%
Total sales-based revenue	$528,516	$629,443	$(100,927)	(16.0)%
Trailing
Variable annuities	$347,924	$327,558	$20,366	6.2%
Mutual funds	295,314	295,193	121	—%
Alternative investments	9,217	4,523	4,694	103.8%
Fixed annuities	14,306	7,660	6,646	86.8%
Fixed income	17,293	15,055	2,238	14.9%
Insurance	4,441	4,250	191	4.5%
Group annuities	27,870	30,486	(2,616)	(8.6)%
Total trailing revenue	$716,365	$684,725	$31,640	4.6%
Total commission revenue	$1,244,881	$1,314,168	$(69,287)	(5.3)%
The decrease in sales-based commission revenue for the nine months ended September 30, 2017, compared with the same period in 2016, was primarily due to a decrease in activity for fixed and variable annuities, partially, offset by an increase in fixed income commissions that were primarily driven by the anticipation of the federal funds rate increases announced in March and June 2017, respectively. Fixed and variable annuities commissions were primarily challenged by marketplace uncertainties in response to the DOL Rule which became applicable June 9, 2017.
Trailing revenues are recurring in nature and the increase in revenue for the period reflects an increase in the market value of the underlying assets.

The following table summarizes activity in brokerage assets for the periods presented (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance - Beginning of period	$305.2	$291.9	$297.8	$288.4
Net new brokerage assets	(4.0)	(3.1)	(12.9)	(5.6)
Market impact(1)	8.6	8.1	24.9	14.1
Balance - End of period	$309.8	$296.9	$309.8	$296.9
_______________________________

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, with the remainder representing the implied growth or decline in asset balances due to market changes over the same period of time.

Advisory Revenues
Advisory revenues primarily represent fees charged on our corporate RIA platform provided through LPL Financial to clients of our advisors based on the value of their advisory assets. Advisory fees are billed to clients on either a calendar quarter or non-calendar quarter basis of their choice, at the beginning of that period, and are recognized as revenue ratably during the quarter. The majority of our accounts are billed in advance using values as of the last business day of each immediately preceding calendar quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. Advisory revenues collected on our corporate RIA platform are proposed by the advisor and agreed to by the client and average 1.0% of the underlying assets, and the maximum fees charged for these accounts as of September 30, 2017 was 3.0%.
We also support Hybrid RIAs, through our Hybrid RIA platform, which allows advisors to engage us for technology, clearing, and custody services, as well as access to the capabilities of our investment platforms. Most financial advisors associated with Hybrid RIAs carry their brokerage license with LPL Financial and access our fully-integrated brokerage platform under standard terms, although some financial advisors associated with Hybrid RIAs do not carry a brokerage license with us. The assets held under Hybrid RIAs' investment advisory accounts that are custodied with LPL Financial are included in our brokerage and advisory assets, net new advisory assets, and advisory assets metrics. However, the advisory revenue generated by a Hybrid RIA is earned by the Hybrid RIA, and accordingly is not included in our advisory revenue. We charge separate fees to Hybrid RIAs for technology, clearing, administrative, and custody services. The administrative fees collected on our Hybrid RIA platform vary and can reach a maximum of 0.6% of the underlying assets as of September 30, 2017.
Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.
The following table summarizes activity in advisory assets (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance - Beginning of period	$236.8	$196.1	$211.6	$187.2
Net new advisory assets	6.9	4.1	18.8	8.9
Market impact(1)	6.5	5.3	19.8	9.4
Balance - End of period	$250.2	$205.5	$250.2	$205.5
_______________________________

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, with the remainder representing the implied growth or decline in asset balances due to market changes over the same period of time.

Net new advisory assets for the three and nine months ended September 30, 2017 and 2016 had a limited impact on our advisory fee revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory fee revenue. The revenue for any particular quarter is primarily driven by each of the prior quarter’s month-end advisory assets under management. The growth in advisory revenue for the three and nine months ended September 30, 2017 compared to the same period in 2016 was due to net new advisory assets resulting from our recruiting efforts and strong advisor productivity, as well as market gains as represented by higher levels of the S&P 500 index and brokerage to advisory conversions.
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
The following table summarizes the composition of total advisory assets as of September 30, 2017 and 2016 (in billions):

	September 30,
	2017	2016	$ Change	% Change
Corporate Platform Advisory Assets	$145.0	$124.9	$20.1	16.1%
Hybrid Platform Advisory Assets	105.2	80.6	24.6	30.5%
Total advisory assets	$250.2	$205.5	$44.7	21.8%
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
Asset-based revenues for the three months ended September 30, 2017 increased to $184.0 million, or 33.0%, from $138.3 million for the three months ended September 30, 2016. The increase is due primarily to increased revenues from our cash sweep program. Cash sweep revenue increased to $81.6 million for the three months ended September 30, 2017, from $40.7 million for the three months ended September 30, 2016, due to the impact of an increase in the target range for the federal funds effective rate, partially offset by lower cash sweep balances. As of September 30, 2017, our cash sweep balances decreased compared to September 30, 2016, with average cash sweep balances of $28.0 billion and $29.1 billion during the three months ended September 30, 2017 and 2016, respectively.
Asset-based revenues for the nine months ended September 30, 2017, increased to $514.6 million, or 24.8%, from $412.3 million compared with the same period in 2016. The increase is due primarily to increased revenues from our cash sweep program. Cash sweep revenues increased to $213.1 million for the nine months ended September 30, 2017, from $125.0 million for the nine months ended September 30, 2016, due to the impact of the increase in the target range for the federal funds effective rate, partially offset by lower cash sweep balances. As of September 30, 2017, our cash sweep balances decreased compared to September 30, 2016, with average cash sweep balances of $28.7 billion and $29.7 billion during the nine months ended September 30, 2017 and 2016, respectively.
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
Transaction and fee revenues decreased for the three months ended September 30, 2017 compared to the same period in 2016 due to a decrease in IRA custodian termination fees from an institutional client departure in the prior year, which did not repeat in the current quarter, partially offset by a new fee announced in 2017 for alternative investments effective for 2016.
Transaction and fee revenues increased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to a new fee announced in 2017 for alternative investments effective for 2016 that was billed and recorded in the current period, a higher volume of fixed income transactions related to the federal funds rate increases in March and June 2017, partially offset by a decrease in termination fees from an institutional client departure in the prior year that did not repeat in the current period.
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
Other revenues decreased for the three months ended September 30, 2017, compared to the same period in 2016 primarily due to a decrease in alternative investment marketing allowances.
Other revenues increased for the nine months ended September 30, 2017, compared to the same period in 2016 primarily due to an increase of $9.2 million in realized and unrealized gains on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan, partially offset by a decrease in alternative investment marketing allowances.
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

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2017	2016		2017	2016
Base payout rate(1)	83.01%	83.10%	(9 bps)	82.98%	82.93%	5 bps
Production based bonuses	3.04%	3.04%	—	2.44%	2.39%	5 bps
GDC sensitive payout	86.05%	86.14%	(9 bps)	85.42%	85.32%	10 bps
Non-GDC sensitive payout(2)	1.29%	1.10%	19 bps	1.13%	0.44%	69 bps
Total Payout Ratio	87.34%	87.24%	10 bps	86.55%	85.76%	79 bps
_______________________________

(1)	Our production payout ratio is calculated as commission and advisory expenses, divided by GDC (see description above).

(2)
Non-GDC Sensitive Payout includes share-based compensation expense from equity awards granted to advisors and financial institutions and mark-to-market gains or losses on amounts designated by advisors as deferred.

Our total payout ratio, a statistical or operating measure, increased for the three months September 30, 2017 compared with the same period in 2016 primarily due to an increase in non-GDC sensitive payout, which includes advisor deferred compensation and advisor share-based compensation.

Our total payout ratio increased for the nine months ended September 30, 2017 compared with the same period in 2016 primarily due to an increase in non-GDC sensitive payout, which includes advisor deferred compensation and advisor share-based compensation.
Compensation and Benefits Expense
Compensation and benefits expense includes salaries and wages and related employee benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Average Number of Employees	3,508	3,262	7.5%	3,397	3,332	2.0%
Compensation and benefits expense increased for the three months ended September 30, 2017 compared with the same period in 2016 due to an increase in salary expense resulting from an increase in headcount and an increase in contingent labor costs to support the NPH acquisition, partially offset by an increase in capitalized salary and benefits costs associated with technology projects.
Compensation and benefits expense increased for the nine months ended September 30, 2017 compared with the same period in 2016 due to higher recruiter compensation pursuant to incentive compensation plans, an increase in contingent labor for DOL rule implementation and to support the NPH acquisition and an increase in salaries expense as a result of an increase in headcount, partially offset by an increase in capitalized salary and benefits associated with technology projects.
Promotional Expense
Promotional expenses include costs related to our hosting of certain advisor conferences that serve as training, sales, and marketing events, as well as business development costs related to recruiting, including transition assistance and amortization related to forgivable loans issued to advisors.
Promotional expense remained relatively flat for the three months ended September 30, 2017 compared with the same period in 2016.
The decrease in promotional expense for the nine months ended September 30, 2017 compared with the same period in 2016 was primarily driven by lower conference expenses and a decrease in amounts paid as advisor referral bonuses.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
The increase in depreciation and amortization of $3.6 million and $7.8 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016, was primarily due to increases in purchased hardware and software and an increase in depreciation expense associated with our new office buildings in Fort Mill, South Carolina, which were completed in October 2016.
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
Occupancy and equipment expense remained relatively flat for the three months ended September 30, 2017 compared with the same period in 2016.

The increase in occupancy and equipment expense of $3.6 million for the nine months ended September 30, 2017 compared with the same period in 2016, was primarily due to an increase in costs related to repairs and maintenance of computer hardware and equipment as well as an increase in non-capitalized software costs in support of our service and technology investments, partially offset by a decrease in rent expense and software licensing fees.
Professional Services
Professional services includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements.
Professional services remained relatively flat for the three months ended September 30, 2017 compared with the same period in 2016.
The increase in professional services of $1.5 million for the nine months ended September 30, 2017 compared with the same period in 2016, respectively, was primarily due to an increase in costs related to outsourced service and technology enhancements.
Brokerage, Clearing, and Exchange Fees
Brokerage, clearing, and exchange fees include expenses originating from trading and clearing operations as well as any exchange membership fees. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.
Brokerage, clearing, and exchange fees have remained relatively flat and consistent with the volume of sales and trading activity for the three and nine months ended September 30, 2017, compared with the same periods in 2016.
Communications and Data Processing
Communications expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges, and markets. Data processing expense consists primarily of customer statement processing and postage costs.
Communications and data processing expense remained relatively flat for the three and nine months ended September 30, 2017, compared with the same periods in 2016.
Other Expenses
Other expenses include the estimated costs of the investigation, settlement, and resolution of regulatory matters, licensing fees, insurance, broker-dealer regulator fees, and other miscellaneous expenses.
The decrease in other expenses of $1 million for the three months ended September 30, 2017, compared with the same period in 2016, was primarily due to lower costs associated with the investigation, settlement, and resolution of regulatory matters.
The increase in other expenses of $1.6 million for the nine months ended September 30, 2017, compared with the same period in 2016, was primarily driven by an increase in regulatory investigation fees, partially offset by a one time recovery related to a previously settled regulatory matter in the first quarter of 2016 that lowered other expenses for that period.
Non-Operating Interest Expense
Non-operating interest expense results from our credit facilities. Period-over-period variances correspond to higher LIBOR rates, the fixed interest rate on our senior unsecured notes issued in March and September 2017 and an increase in interest expense related to our leasehold financing obligation, which we began recording in the fourth quarter of 2016, after the completion of our new office buildings in Fort Mill, South Carolina in October 2016.

Loss on Extinguishment of Debt
On September 21, 2017, we entered into a second amendment (“the Amendment”) which amended and restated the existing credit agreement of our subsidiary LPL Holdings, Inc. (“LPLH”) and repriced our existing $500.0 million senior secured revolving credit facility and $1,695.8 million senior secured Term Loan B facility. Additionally, we raised $400.0 million in aggregate principal amount of notes (the “Additional Notes”) as an add-on to the existing senior notes due 2025. We used $200 million in proceeds from the offering to pay down our existing Term Loan B to $1,500 million. In connection with the execution of the Amendment, we accelerated the recognition of $1.3 million of unamortized debt issuance costs as a loss on extinguishment of debt in our unaudited condensed consolidated statements of income.
In March 2017, we closed a refinancing of our senior secured credit facilities with a new seven year Term Loan B facility in an aggregate principal amount of $1,700.0 million and a five year revolving credit facility in an aggregate amount of $500.0 million. The proceeds of the new Term Loan B, together with the proceeds from the offering of $500.0 million aggregate principal amount of 5.75% senior notes (the "Original Notes" and together with the “Additional Notes,” the "Notes") and cash, were used to repay our then existing senior secured credit facilities and to pay accrued interest and related fees and expenses. The refinancing led to the extinguishment of the previous Term Loan A and B facilities, which required that we accelerate the recognition of $21.1 million of related unamortized debt issuance costs that had no future economic benefit, and recognize that amount as a loss on extinguishment of debt in our unaudited condensed consolidated statements of income in the first quarter of 2017.
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
Our effective tax rate was 39.8% and 23.8% for the three months ended September 30, 2017 and 2016, respectively.
Our effective tax rate was 38.6% and 35.4% for the nine months ended September 30, 2017 and 2016, respectively.
During the third quarter of 2016, we updated our calculation of the tax benefits that we could obtain associated with internally developed software. The total additional tax benefit recorded during the third quarter of 2016, net of potential tax contingencies, was approximately $11.7 million.
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
A summary of changes in our cash flow is provided as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash flows provided by (used in):
Operating activities	$134,602	$262,085
Investing activities	(413,556)	(96,025)
Financing activities	109,206	(103,225)
Net (decrease) increase in cash and cash equivalents	(169,748)	62,835
Cash and cash equivalents — beginning of period	747,709	724,529
Cash and cash equivalents — end of period	$577,961	$787,364

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
The decrease in cash flows provided by operating activities for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily attributable to a decrease in cash provided by cash segregated under federal and other regulations, client receivables and an increase in cash used by payables to clients, partially offset by an increase in cash provided by advisor loans.
The increase in cash flows used in investing activities for the nine months ended September 30, 2017 compared to the same period in 2016 was attributable to the NPH acquisition.
The increase in cash flows provided by financing activities for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily attributable to an increase in cash resulting from our September 2017 debt refinancing and an increase in proceeds from stock option exercises, partially offset by an increase in repurchases of our common stock and debt issuance costs incurred in connection with our refinancings completed in March and September 2017.
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
During the nine months ended September 30, 2017, we repurchased a total of 2,016,532 shares of our common stock at a weighted-average price of $41.52 per share for a total cost of $83.7 million. As of September 30, 2017, the Company was authorized to purchase up to an additional $141.3 million of shares pursuant to the share repurchase programs approved by the Board of Directors.
Dividends
The payment, timing, and amount of any dividends are subject to approval by our Board as well as certain limits under our senior secured credit agreement and the indenture governing our Notes. See Note 9. Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our dividends.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds that we are required to maintain for regulatory capital and reserves based on the requirements of our regulators and clearing organizations, which also consider client balances and trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When an advisor’s client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan, or sell securities, up to 140% of the client’s margin loan balance, that collateralize those margin accounts. As of September 30, 2017, we had approximately $221.3 million of client margin loans, collateralized with securities having a fair value of approximately $309.9 million that we can re-pledge, loan, or sell. Of these securities, approximately $45.0 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of September 30, 2017, there were no restrictions that materially limited our ability to re-pledge, loan, or sell the remaining $264.9 million of client collateral.
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
Our registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At September 30, 2017, LPL Financial had net capital of $166.5 million with a minimum net capital requirement of $6.8 million.
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
Debt and Related Covenants
On September 21, 2017, we entered into the Amendment and refinanced our existing $500.0 million senior secured revolving credit facility and $1,695.8 million of existing senior secured Term Loan B facility. Additionally, we raised $400.0 million in aggregate principal amount of Additional Notes as an add-on to the Original Notes. The Additional Notes are governed by the same indenture, and have the same terms, as the Original Notes. We used $200 million in proceeds from the offering to pay down our Term Loan B to $1,500 million. As of September 30, 2017 our revolving credit facility remained undrawn. See Note 7. Debt, within the notes to the unaudited condensed consolidated financial statements for further detail.
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
Set forth below is a reconciliation from our net income to Credit Agreement EBITDA for the twelve months ended September 30, 2017 (in thousands):

Net income	$216,501
Non-operating interest expense	103,026
Provision for income taxes	133,122
Loss on extinguishment of debt	22,407
Depreciation and amortization	83,716
Amortization of intangible assets	37,795
EBITDA	596,567
Credit Agreement Adjustments:
Employee share-based compensation expense(1)	19,973
Advisor share-based compensation expense(2)	9,933
Other(3)	28,699
Credit Agreement EBITDA(4)	$655,172
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
As of September 30, 2017, we were in compliance with all of our revolving credit facility covenant requirements. The maximum permitted ratios under our financial covenants and actual ratios were as follows:

Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	5.00	3.21
Interest Coverage (Minimum)	3.00	6.88

Off-Balance Sheet Arrangements
We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include Company commitments to extend credit. For information on these arrangements, see Note 8. Commitments and Contingencies and Note 14. Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk, within the notes to the unaudited condensed consolidated financial statements.
Contractual Obligations
During the nine months ended September 30, 2017, there have been no material changes in our contractual obligations, other than the Asset Purchase Agreement, the Amendment and in the ordinary course of business, from those disclosed in our 2016 Annual Report on Form 10-K. See Note 7. Debt and Note 8. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K, for further detail on operating lease obligations and obligations under noncancelable service contracts.
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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
REVENUES	2017	2016	2017	2016
Commission	$403,011	$431,686	$1,244,881	$1,314,168
Advisory	356,945	321,911	1,033,319	964,298
Asset-based	183,953	138,291	514,626	412,339
Transaction and fee	103,999	108,413	321,522	312,927
Interest income, net of interest expense	6,162	5,372	17,931	15,940
Other	10,038	11,767	32,760	22,254
Total net revenues	1,064,108	1,017,440	3,165,039	3,041,926
EXPENSES
Commission and advisory	663,765	657,432	1,971,874	1,954,123
Compensation and benefits	113,659	107,988	337,170	327,816
Promotional	42,935	42,609	111,595	113,010
Depreciation and amortization	21,996	18,434	63,933	56,145
Amortization of intangible assets	9,352	9,502	28,296	28,536
Occupancy and equipment	22,803	23,530	70,989	67,347
Professional services	16,438	17,045	50,732	49,184
Brokerage, clearing, and exchange	13,491	13,098	41,567	40,296
Communications and data processing	10,866	10,333	32,525	31,801
Other	24,376	25,356	71,140	69,512
Total operating expenses	939,681	925,327	2,779,821	2,737,770
Non-operating interest expense	26,519	23,889	78,131	71,583
Loss on extinguishment of debt	1,268	—	22,407	—
INCOME BEFORE PROVISION FOR INCOME TAXES	96,640	68,224	284,680	232,573
PROVISION FOR INCOME TAXES	38,498	16,270	109,915	82,378
NET INCOME	$58,142	$51,954	$174,765	$150,195
EARNINGS PER SHARE (Note 11)
Earnings per share, basic	$0.65	$0.58	$1.94	$1.69
Earnings per share, diluted	$0.63	$0.58	$1.90	$1.67
Weighted-average shares outstanding, basic	89,967	89,092	90,029	89,025
Weighted-average shares outstanding, diluted	92,042	89,951	92,027	89,732
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET INCOME	$58,142	$51,954	$174,765	$150,195
Other comprehensive income, net of tax:
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $0, $85, $187 and $133 for the three and nine months ended September 30, 2017 and 2016, respectively	—	135	293	209
Reclassification adjustment for realized gain on cash flow hedges included in the condensed consolidated statements of income, net of tax expense of $0, $48, $406, and $204 for the three and nine months ended September 30, 2017 and 2016, respectively	—	(70)	(608)	(318)
Total other comprehensive income (loss), net of tax	—	65	(315)	(109)
TOTAL COMPREHENSIVE INCOME	$58,142	$52,019	$174,450	$150,086
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except share data)

ASSETS	September 30, 2017	December 31, 2016
Cash and cash equivalents	$577,961	$747,709
Cash and securities segregated under federal and other regulations	754,683	768,219
Restricted cash	45,224	42,680
Receivables from:
Clients, net of allowance of $490 at September 30, 2017 and $1,580 at December 31, 2016	391,650	341,199
Product sponsors, broker-dealers, and clearing organizations	179,576	175,122
Advisor loans, net of allowance of $3,660 at September 30, 2017 and $1,852 at December 31, 2016	184,328	194,526
Others, net of allowance of $6,351 at September 30, 2017 and $12,851 at December 31, 2016	214,235	189,632
Securities owned:
Trading — at fair value	13,419	11,404
Held-to-maturity — at amortized cost	11,832	8,862
Securities borrowed	16,655	5,559
Fixed assets, net of accumulated depreciation and amortization of $410,902 at September 30, 2017 and $355,919 at December 31, 2016	402,246	387,368
Goodwill	1,365,838	1,365,838
Intangible assets, net of accumulated amortization of $409,070 at September 30, 2017 and $380,775 at December 31, 2016	325,700	353,996
National Planning Holdings acquisition payment	325,000	—
Other assets	249,926	242,812
Total assets	$5,058,273	$4,834,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$153,366	$198,839
Payables to clients	767,250	863,765
Payables to broker-dealers and clearing organizations	53,239	63,032
Accrued commission and advisory expenses payable	133,133	128,476
Accounts payable and accrued liabilities	403,723	385,545
Income taxes payable	11,440	4,607
Unearned revenue	73,551	62,785
Securities sold, but not yet purchased — at fair value	135	183
Long-term debt, net of unamortized debt issuance cost of $23,637 at September 30, 2017 and $21,924 at December 31, 2016	2,388,321	2,175,436
Leasehold financing and capital lease obligations	108,223	105,649
Deferred income taxes, net	25,327	25,614
Total liabilities	4,117,708	4,013,931
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 122,825,821 shares issued at September 30, 2017 and 119,917,854 shares issued at December 31, 2016	123	120
Additional paid-in capital	1,543,428	1,445,256
Treasury stock, at cost — 32,665,566 shares at September 30, 2017 and 30,621,270 shares at December 31, 2016	(1,279,700)	(1,194,645)
Accumulated other comprehensive income	—	315
Retained earnings	676,714	569,949
Total stockholders’ equity	940,565	820,995
Total liabilities and stockholders’ equity	$5,058,273	$4,834,926
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2015	119,572	$119	$1,418,298	30,048	$(1,172,490)	$553	$469,130	$715,610
Net income and other comprehensive income (loss), net of tax expense						(109)	150,195	150,086
Issuance of common stock to settle restricted stock units, net	141	1		49	(1,099)			(1,098)
Treasury stock purchases				635	(25,013)			(25,013)
Cash dividends on common stock							(66,773)	(66,773)
Stock option exercises and other	54		1,321	(93)	3,320		(1,745)	2,896
Share-based compensation			16,875					16,875
Excess tax benefits (tax deficiency) from share-based compensation			(1,457)					(1,457)
BALANCE — September 30, 2016	119,767	$120	$1,435,037	30,639	$(1,195,282)	$444	$550,807	$791,126
BALANCE — December 31, 2016	119,918	$120	$1,445,256	30,621	$(1,194,645)	$315	$569,949	$820,995
Net income and other comprehensive income (loss), net of tax expense						(315)	174,765	174,450
Issuance of common stock to settle restricted stock units, net	350		—	79	(3,155)			(3,155)
Treasury stock purchases				2,017	(83,721)			(83,721)
Cash dividends on common stock							(67,765)	(67,765)
Stock option exercises and other	2,558	3	76,287	(51)	1,821		(235)	77,876
Share-based compensation			21,885					21,885
BALANCE — September 30, 2017	122,826	$123	$1,543,428	32,666	$(1,279,700)	$—	$676,714	$940,565
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$174,765	$150,195
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	63,933	56,145
Amortization of intangible assets	28,296	28,536
Amortization of debt issuance costs	3,272	4,318
Share-based compensation	21,885	16,875
Excess tax benefits related to share-based compensation	—	(20)
Provision for bad debts	2,993	2,885
Deferred income tax provision	(68)	(194)
Loss on extinguishment of debt	22,407	—
Loan forgiveness	39,713	32,646
Other	(11,876)	(3,522)
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	13,536	74,225
Deposit of restricted cash related to captive insurance subsidiary	(14,068)	(15,939)
Release of restricted cash related to captive insurance subsidiary	11,527	3,863
Receivables from clients	(49,360)	46,376
Receivables from product sponsors, broker-dealers, and clearing organizations	(4,454)	(15,518)
Advisor loans	(31,323)	(62,592)
Receivables from others	(18,103)	(14,343)
Securities owned	(1,347)	686
Securities borrowed	(11,096)	(4,446)
Other assets	6,305	1,657
Drafts payable	(45,473)	(27,639)
Payables to clients	(96,515)	(32,132)
Payables to broker-dealers and clearing organizations	(9,793)	3,858
Accrued commission and advisory expenses payable	4,656	(263)
Accounts payable and accrued liabilities	17,239	20,095
Income taxes receivable/payable	6,833	(10,964)
Unearned revenue	10,766	7,479
Securities sold, but not yet purchased	(48)	(182)
Net cash provided by operating activities	$134,602	$262,085

Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(85,597)	$(97,448)
Proceeds from disposal of fixed assets	12	—
Purchase of securities classified as held-to-maturity	(5,969)	(4,020)
Proceeds from maturity of securities classified as held-to-maturity	3,000	4,000
National Planning Holdings acquisition payment	(325,000)	—
Deposits of restricted cash	(2)	—
Release of restricted cash	—	1,443
Net cash used in investing activities	(413,556)	(96,025)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	(2,401,610)	(13,257)
Proceeds from senior secured term loans and senior notes	2,611,594	—
Payment of debt issuance costs	(22,676)	—
Tax payments related to settlement of restricted stock units	(3,155)	(1,098)
Repurchase of common stock	(83,721)	(25,013)
Dividends on common stock	(67,765)	(66,773)
Excess tax benefits related to share-based compensation	—	20
Proceeds from stock option exercises and other	77,876	2,896
Payment of leasehold financing obligation	(1,337)	—
Net cash provided by (used in) financing activities	109,206	(103,225)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(169,748)	62,835
CASH AND CASH EQUIVALENTS — Beginning of period	747,709	724,529
CASH AND CASH EQUIVALENTS — End of period	$577,961	$787,364
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$77,253	$69,170
Income taxes paid	$103,157	$94,997
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$12,280	$20,931
Finance and capital lease obligations	$3,906	$45,998
Debt issuance cost included in accounts payable and accrued liabilities	$1,390	$—
Discount on proceeds from senior secured credit facilities recorded as debt issuance cost	$5,040	$—
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s significant accounting policies are included in Note 2. Summary of Significant Accounting Policies, in the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2016. There have been no significant changes to these accounting policies during the first nine months of 2017.
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
Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness, which the Company carries at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 4. Fair Value Measurements, for additional detail regarding the Company’s fair value measurements. As of September 30, 2017, the carrying amount and fair value of the Company’s indebtedness was approximately $2,400.0 million and $2,440.2 million, respectively. As of December 31, 2016, the carrying amount and fair value was approximately $2,197.4 million and $2,218.9 million, respectively.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date. ASU 2014-09 also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The Company expects to adopt the provisions of this guidance on January 1, 2018 using the modified retrospective approach with a cumulative-effect adjustment to opening retained earnings. The Company has performed an assessment of its revenue contracts as well as worked with industry participants on matters of interpretation and application and has not identified any material changes to the timing or amount of its revenue recognition under ASU 2014-09. The Company's accounting policies will not change materially since the principles of revenue recognition from ASU 2014-09 are largely consistent with existing guidance and current practices applied by the Company. The Company is also evaluating its disclosures and may provide additional disaggregation of revenue upon adoption of ASU 2014-09.
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
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting (Topic 718), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The update is effective for annual periods beginning after December

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

15, 2017 and interim periods within those years. Early adoption is permitted. The Company does not expect a material impact from this update on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
On January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The ASU is designed to identify areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The adoption of ASU 2016-09 had no material impact on its consolidated financial statements; however, it did reduce the Company's effective tax rate for the three and nine months ended September 30, 2017.
3.    Acquisitions
National Planning Holdings, Inc.
On August 15, 2017, the Company entered into an asset purchase agreement with National Planning Holdings, Inc. (“NPH”), and its four broker-dealer subsidiaries (collectively with NPH, “NPH Sellers”) to acquire certain assets and rights of the NPH Sellers, including business relationships with financial advisors who become affiliated with the Company. In accordance with ASC 805, Business Combinations, control will transfer when the Company begins to onboard NPH advisors and client assets onto its platform, which will occur in two waves, beginning in the fourth quarter of 2017. The Company anticipates completing the conversion by the end of the first quarter of 2018 (the "Conversion Period").
The Company paid $325 million to the NPH Sellers at closing, which occurred on August 15, 2017 and is included in the National Planning Holdings acquisition payment on the unaudited condensed consolidated statements of financial condition. The Company has agreed to a potential contingent payment of up to $122.8 million (the “Contingent Payment”). The Contingent Payment would be payable following the conclusion of the Conversion Period and will be calculated based on the percentage of aggregate trailing twelve-month gross dealer concessions (“GDC”) in respect of NPH Sellers’ client accounts that transfer to the Company. The Contingent Payment would be paid on an interpolated basis based on the percentage of transferred GDC between 72% and 93.5% and in the event that the percentage is less than 72%, no Contingent Payment would be due.

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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the nine months ended September 30, 2017.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At September 30, 2017, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At September 30, 2017, the Company did not adjust prices received from the independent third-party pricing services.
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
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$6,244	$—	$—	$6,244
Securities owned — trading:
Money market funds	302	—	—	302
Mutual funds	8,851	—	—	8,851
Equity securities	187	—	—	187
Debt securities	—	1	—	1
U.S. treasury obligations	4,078	—	—	4,078
Total securities owned — trading	13,418	1	—	13,419
Other assets	172,038	9,893	—	181,931
Total assets at fair value	$191,700	$9,894	$—	$201,594
Liabilities
Securities sold, but not yet purchased:
Equity securities	$135	$—	$—	$135
Total securities sold, but not yet purchased	135	—	—	135
Accounts payable and accrued liabilities	—	—	527	527
Total liabilities at fair value	$135	$—	$527	$662

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
The amortized cost, gross unrealized loss, and fair value of securities held-to-maturity were as follows (in thousands):

	September 30, 2017	December 31, 2016
Amortized cost	$11,832	$8,862
Gross unrealized loss	(43)	(31)
Fair value	$11,789	$8,831

At September 30, 2017, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$3,753	$7,579	$500	$11,832
U.S. government notes — at fair value	$3,742	$7,547	$500	$11,789

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.    Debt
On September 21, 2017, LPLFH and LPLH entered into a second amendment (the “Amendment”) to its amended and restated credit agreement, dated March 10, 2017, (as amended by that certain amendment agreement, dated as of June 20, 2017, the Amendment, and as further amended to date, the “Credit Agreement”) and repriced its existing $500.0 million senior secured revolving credit facility and $1,695.8 million senior secured Term Loan B facility. Additionally, LPLH raised $400.0 million in aggregate principal amount of notes (the “Additional Notes”), which were issued above par at 103.0% as an add-on to the existing senior notes due 2025. The Additional Notes issued in the offering are governed by the same indenture, and have the same terms, as the Original Notes (as defined below). LPLH used $200 million in proceeds from the offering to pay down its Term Loan B to $1,500 million. In connection with the execution of the Amendment the Company incurred $9.1 million in costs, which are capitalized as debt issuance costs in the unaudited condensed consolidated statements of financial condition, and accelerated the recognition of $1.3 million of unamortized debt issuance costs as a loss on extinguishment of debt in its unaudited condensed consolidated statements of income.
On March 10, 2017, LPLFH and LPLH entered into a fourth amendment agreement, which amended and restated LPLH’s existing credit agreement and refinanced LPLH’s then outstanding senior secured credit facilities. The proceeds of the new Term Loan B, together with the proceeds from the offering of $500.0 million aggregate principal amount of 5.75% senior notes (the “Original Notes” and, together with the Additional Notes, the “Notes”) and cash, were used to repay LPLH’s then existing senior secured credit facilities and to pay accrued interest and related fees and expenses. The refinancing led to the extinguishment of the previous Term Loan A and B facilities, which required the Company to accelerate the recognition of $21.1 million of related unamortized debt issuance costs, and recognize that amount as a loss on extinguishment of debt in its unaudited condensed consolidated statements of income.
Issuance of 5.75% Senior Notes due 2025
The Original Notes were issued in March 2017 pursuant to an Indenture, dated March 10, 2017, among LPLH, U.S. Bank National Association, as trustee, and certain of the Company’s subsidiaries as guarantors (“Indenture”).
The Additional Notes were issued in September 2017 pursuant to a Supplemental Indenture, dated September 21, 2017, among LPLH, U.S. Bank National Association, as trustee, and certain of the Company’s subsidiaries as guarantors (“Supplemental Indenture”).
The Notes are unsecured obligations, will mature on September 15, 2025, and bear interest at the rate of 5.75% per year, with interest payable semi-annually, beginning on September 15, 2017 with respect to the Additional Notes. The Company may redeem all or part of the Notes at any time prior to March 15, 2020 (subject to a customary “equity claw” redemption right) at 100% of the principal amount redeemed plus a “make-whole” premium. Thereafter the Company may redeem all or part of the Notes at annually declining redemption premiums until March 15, 2023, at and after which date the redemption price will be equal to 100% of the principal amount redeemed.
Senior Secured Credit Facilities
Borrowings under the Term Loan B facility bear interest at a rate per annum of 225 basis points over the Eurodollar Rate or 125 basis points over the base rate (as defined in the Credit Agreement), and have no leverage or interest coverage maintenance covenants. Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 125 to 175 basis points over the Eurodollar Rate or 25 to 75 basis points over the base rate, depending on the Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement). The Eurodollar Rate option is the one-, two-, three-, or six-month LIBOR rate, as selected by LPLH, or, with the approval of the applicable lenders, twelve month LIBOR rate or the LIBOR rate for another period acceptable to the Administrative Agent (including a shorter period). The Eurodollar Rate is subject to an interest rate floor of 0%.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s outstanding long-term borrowings as of September 30, 2017 were as follows (dollars in thousands):

	September 30, 2017
Long-Term Borrowings	Balance	Current Applicable Margin	Interest Rate	Maturity
Revolving Credit Facility	$—	LIBOR+150bps	—%	9/21/2022
Senior Secured Term Loan B(1)	1,500,000	LIBOR+225 bps	3.65%	9/21/2024
Senior Unsecured Notes(1)(2)	900,000	Fixed Rate	5.75%	9/15/2025
Total Long-Term Borrowings	2,400,000
Plus Unamortized Premium	11,958
Less Unamortized Debt Issuance Cost	(23,637)
Net Carrying Value	$2,388,321
_____________________

(1)	No leverage or interest coverage maintenance covenants.

(2)
The Senior Unsecured Notes were issued in two separate transactions; $500.0 million in notes were issued in March 2017 at par; the remaining $400.0 million were issued in September 2017 and priced at 103.0% of the aggregate principal amount.

The Company is required to make quarterly amortization payments on the Term Loan B facility (commencing with the fiscal quarter ending December 31, 2017), each equal to 0.25% of the original principal amount of the loans under the Term Loan B facility.
Voluntary prepayments of the Term Loan B facility in connection with a Repricing Transaction (as defined in the Credit Agreement) on or prior to six months after the date of the Amendment will be subject to a call premium of 1.0%. Otherwise, outstanding loans under the Term Loan B facility may be voluntarily prepaid at any time without premium or penalty.
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
As of September 30, 2017, LPLH also had $11.1 million of irrevocable letters of credit, with an applicable interest rate margin of 1.50%, which were supported by the Company’s revolving credit facility.
The Credit Agreement subjects the Company to certain non-financial covenants for the benefit of the revolving credit facility and Term Loan B facility. As of September 30, 2017, the Company was in compliance with such covenants.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Bank Loans Payable
The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200 million limit, and allows for both collateralized and uncollateralized borrowings. The Company drew $30 million on one of the lines of credit at an interest rate of 2.55% during the three months ended September 30, 2017 and a total of $119 million at an interest rate of 2.31% during the nine months ended September 30, 2017. The lines were not otherwise utilized during the three and nine months ended September 30, 2017 or 2016. There were no balances outstanding at September 30, 2017 or December 31, 2016.
8.    Commitments and Contingencies
Leases
The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $4.8 million and $6.3 million for the three months ended September 30, 2017 and 2016, respectively, and $15.3 million and $18.6 million for the nine months ended September 30, 2017 and 2016, respectively.
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no such significant unfunded commitments at September 30, 2017.
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
Self-Insurance Liabilities
The Company has self-insurance for certain potential liabilities, including various errors and omissions liabilities, through a wholly-owned captive insurance subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends. As of September 30, 2017, these self-insurance liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2017.
Other Commitments
As of September 30, 2017, the Company had approximately $221.3 million of client margin loans that were collateralized with securities having a fair value of approximately $309.9 million that it can re-pledge, loan, or sell. Of these securities, approximately $45.0 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of September 30, 2017, there were no restrictions that materially limited the Company’s ability to re-pledge, loan, or sell the remaining $264.9 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $4.1 million and $3.0 million pledged to clearing organizations at September 30, 2017 and December 31, 2016, respectively.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

9.    Stockholders’ Equity
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s board of directors (“Board of Directors”) as well as certain limits under the Credit Agreement and the Indenture. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows for the periods indicated (in millions, except per share data):

	2017		2016
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$22.6	$0.25	$22.2
Second quarter	$0.25	$22.6	$0.25	$22.3
Third quarter	$0.25	$22.5	$0.25	$22.3

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
During the three and nine months ended September 30, 2017, the Company repurchased a total of 539,385 and 2,016,532 shares of its common stock at a weighted-average price of $46.37 and $41.52 per share for a total cost of $25.0 million and $83.7 million, respectively. As of September 30, 2017, the Company was authorized to purchase up to an additional $141.3 million of shares pursuant to share repurchase programs approved by the Board of Directors.
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
There were 20,055,945 shares authorized for grant under the 2010 Plan after the amendment and restatement of the plan in May 2015. There were 7,610,101 shares reserved for issuance upon exercise or conversion of outstanding awards granted, and 7,664,318 shares remaining available for future issuance under the 2010 Plan, as of September 30, 2017.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee and officer stock options that have been granted during the nine months ended September 30, 2017:

Expected life (in years)	5.43
Expected stock price volatility	35.27%
Expected dividend yield	2.61%
Risk-free interest rate	2.14%
Fair value of options	$10.63
The fair value of each stock option or warrant awarded to advisors and financial institutions is estimated on the date of the grant and revalued at each reporting period using the Black-Scholes valuation model with the following weighted-average assumptions used during the nine months ended September 30, 2017:

Expected life (in years)	5.20
Expected stock price volatility	35.45%
Expected dividend yield	2.18%
Risk-free interest rate	1.89%
Fair value of options	$24.20

The following table summarizes the Company’s stock option and warrant activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2016	7,153,982	$30.40
Granted	851,810	$39.48
Exercised	(2,539,396)	$30.03
Forfeited	(322,028)	$35.99
Outstanding — September 30, 2017	5,144,368	$31.73	6.10	$103,202
Exercisable — September 30, 2017	3,177,079	$32.35	4.53	$62,187
Exercisable and expected to vest — September 30, 2017	5,026,510	$31.67	6.02	$101,139

The following table summarizes information about outstanding stock options and warrants at September 30, 2017:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$18.04 - $23.02	1,709,849	$20.30	6.24	847,191	$20.76
$23.41 - $30.00	851,632	$28.15	3.84	737,504	$28.31
$31.60 - $32.33	424,681	$31.86	4.92	424,681	$31.86
$34.00 - $39.60	1,314,957	$37.56	7.15	514,370	$34.57
$42.59 - $54.81	843,249	$49.35	7.03	653,333	$50.51
	5,144,368	$31.73	6.10	3,177,079	$32.35

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company recognizes share-based compensation for stock options awarded to employees and officers based on the grant date fair value over the requisite service period of the award, which generally equals the vesting period. The Company recognized share-based compensation related to the vesting of these awards of $2.0 million and $2.3 million during the three months ended September 30, 2017 and 2016, respectively, and $5.8 million and $8.5 million during the nine months ended September 30, 2017 and 2016, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of September 30, 2017, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $9.5 million, which is expected to be recognized over a weighted-average period of 2.01 years.
During 2011 and 2012 the Company granted stock options and warrants to its advisors and financial institutions. Share-based compensation for these awards is based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $0.8 million and $0.6 million during the three months ended September 30, 2017 and 2016, respectively, and $1.4 million and $0.3 million for during the nine months ended September 30, 2017 and 2016, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions, which is classified within commission and advisory expense on the unaudited condensed consolidated statements of income. As of September 30, 2017, total unrecognized compensation cost related to non-vested stock options and warrants granted to advisors and financial institutions was $0.3 million, which is expected to be recognized over a weighted-average period of 0.17 years.
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, for the nine months ended September 30, 2017:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested — December 31, 2016	10,404	$35.85	982,253	$30.61
Granted	18,700	$39.73	468,989	$40.06
Vested	(16,308)	$37.25	(369,944)	$36.23
Forfeited	—	$—	(85,762)	$32.27
Nonvested — September 30, 2017	12,796	$39.73	995,536	$32.83
Expected to vest — September 30, 2017	12,796	$39.73	922,240	$32.51

The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or else are subject to forfeiture; however, restricted stock awards are included in our shares outstanding upon grant and have the same dividend and voting rights as our common stock. Share-based compensation is based on the grant date fair value and recognized over the requisite service period of the award, which generally equals the vesting period. The Company recognized $2.7 million and $2.0 million of share-based compensation related to the vesting of these restricted stock awards, restricted stock units, deferred stock units, and performance stock units during the three months ended September 30, 2017 and 2016, respectively and $8.9 million and $6.5 million during the nine months ended September 30, 2017 and 2016, respectively, which is included in compensation and benefits expense on the unaudited condensed consolidated statements of income. As of September 30, 2017, total unrecognized compensation cost for restricted stock awards and stock units granted to directors, employees and officers was $15.5 million, which is expected to be recognized over a weighted-average remaining period of 2.09 years.
The Company also grants restricted stock units to its advisors and to financial institutions. Share-based compensation is based on the fair value of the awards at each reporting period. The Company recognized share-based compensation of $2.3 million and $1.7 million related to the vesting of these restricted stock units during the three months ended September 30, 2017 and 2016, respectively, and $5.3 million and $1.0 million during the nine months ended September 30, 2017 and 2016, respectively, which is classified within commission and advisory

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

expense on the unaudited condensed consolidated statements of income. As of September 30, 2017, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $6.9 million, which is expected to be recognized over a weighted-average remaining period of 1.85 years.
11.    Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. The calculation of basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$58,142	$51,954	$174,765	$150,195

Basic weighted-average number of shares outstanding	89,967	89,092	90,029	89,025
Dilutive common share equivalents	2,075	859	1,998	707
Diluted weighted-average number of shares outstanding	92,042	89,951	92,027	89,732

Basic earnings per share	$0.65	$0.58	$1.94	$1.69
Diluted earnings per share	$0.63	$0.58	$1.90	$1.67

The computation of diluted earnings per share excludes stock options, warrants, and stock units that are anti-dilutive. For the three months ended September 30, 2017 and 2016, stock options, warrants, and stock units representing common share equivalents of 1,168,772 shares and 4,622,802 shares, respectively, were anti-dilutive. For the nine months ended September 30, 2017 and 2016, stock options, warrants, and stock units representing common share equivalents of 2,098,029 shares and 4,802,887 shares, respectively, were anti-dilutive.
12.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 35.0%, primarily as a result of state taxes, settlement contingencies, tax credits, tax deductions that are not expensed for financial statement purposes, and expenses that are not deductible for tax purposes. These items resulted in effective tax rates of 39.8% and 23.8% for the three months ended September 30, 2017 and 2016 respectively, and 38.6% and 35.4% for the nine months ended September 30, 2017 and 2016, respectively.
During the third quarter of 2016, the Company updated its calculation of the tax benefits that it could obtain associated with the software that it has developed. The total additional tax benefits recorded during the third quarter of 2016, net of potential tax contingencies, was approximately $11.7 million.
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
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $166.5 million with a minimum net capital requirement of $6.8 million as of September 30, 2017.
The Company’s subsidiary, PTC, operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to PTC’s operations.
As of September 30, 2017 and December 31, 2016, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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
15.    Subsequent Events
On October 24, 2017, the Board of Directors declared a cash dividend of $0.25 per share on the Company's outstanding common stock to be paid on November 27, 2017 to all stockholders of record on November 9, 2017.

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
In addition to our trading inventory and our deposit obligations, our Research Department develops model portfolios that are used by advisors in developing client portfolios. We maintain accounts based on model portfolios to track the performance of our Research Department. At the time a portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum, which vary by product and can range from $5,000 to $250,000 per model.
At September 30, 2017, the fair value of our trading securities owned was $13.4 million. Securities sold, but not yet purchased were immaterial at September 30, 2017. The fair value of securities included within other assets was $181.9 million at September 30, 2017. See Note 4. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased, and other assets associated with our client facilitation activities. See Note 5. Held-to-Maturity Securities, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
We do not enter into contracts involving derivatives or other similar financial instruments for proprietary trading purposes. During the nine months ended September 30, 2017, we used a derivative financial instrument, consisting of a non-deliverable foreign currency forward contract, to mitigate foreign currency exchange risk arising under an agreement with a third party service provider. The derivative instrument settled in June 2017. The agreement provided that on each annual anniversary date of the signing of the agreement, the price for services, which are denominated in U.S. dollars, was adjusted for the then-current exchange rate between the U.S. dollar and the Indian rupee.
In addition, we have market risk resulting from system incidents and human error, which can require trade corrections for our customers. We also have market risk on the fees we earn that are based on the market value of brokerage and advisory assets, assets on which trailing commissions are paid, and assets eligible for sponsor payments.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of September 30, 2017, all of the $1.5 billion of outstanding debt under our Credit Agreement was subject to floating interest rate risk. While our senior secured term loans are subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are subject to the same, but off-setting interest rate risk.

The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve month period (in thousands):

	Outstanding at Variable Interest Rates at September 30, 2017	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facilities		Points	Points	Points	Points
Term Loan B	$1,500,000	$1,491	$3,727	$7,453	$14,906
Revolving Credit Facility	—	—	—	—	—
Variable Rate Debt Outstanding	$1,500,000	$1,491	$3,727	$7,453	$14,906
See Note 7. Debt, within the notes to the unaudited condensed consolidated financial statements for additional information.
Our interest rate risk is mitigated in part by having the interest rate for a portion of the Term Loan B debt, $750 million, locked in for three months and the remaining portion, $750 million, locked in for six months. At the end of each of these periods the rates will be locked in at the then current rate for one, two, three, six, or twelve months as allowed under the Credit Agreement. The effect of these interest rate locks are not included in the table above.
As of September 30, 2017 we offered our advisors and their clients three primary cash sweep vehicles that are interest rate sensitive: our insured cash account (“ICA”) for individuals, trusts and sole proprietorships, and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts, and other organizations, an insured deposit cash account (“DCA”) for advisory individual retirement accounts, and a money market sweep vehicle involving multiple money market fund providers. While clients earn interest for balances on deposit in ICA and DCA, we earn a fee. Our fees from ICA are based on prevailing interest rates in the current interest rate environment. The fees we receive on cash balances in our advisors’ client accounts in money market funds, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the insured bank deposit sweep vehicles are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicle relative to other products into which clients may move cash balances. The fees that we receive from the DCA vehicle are calculated as a per account fee; such fees increase as the federal funds target rate increases, subject to a cap.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in clients’ accounts is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our losses on margin accounts did not exceed $0.7 million during either of the nine months ended September 30, 2017 and 2016. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
In order to assist in the mitigation and control of operational risk, we have an operational risk framework that enables assessment and reporting on operational risk across the firm. This framework helps to ensure policies and procedures are in place and appropriately designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits. Notwithstanding the foregoing, please consult the Risks Related to our Technology and Risks Related to Our Business Generally sections within Part I, “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K for more information about the risks associated with our technology, including risks related to information security, our risk management policies and procedures and the potential related effects on our operations.
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
We operate a three lines of defense model whereby the primary ownership for risk and control processes is the responsibility of business and control owners who are the “first line” of defense in effectively managing risks. The first line is responsible for risk process ownership and is comprised of the business units, whose primary responsibility is for day-to-day compliance and risk management, including execution of desktop and supervisory procedures. These business owners and certain control owners implement and execute controls to manage risk, execute risk assessments, identify emerging risks, and comply with risk management policies. The second line of defense is comprised of certain departments within Compliance, Legal and Risk (“CLR”), STO, Technology, Finance, and Human Capital and this second line of defense provides risk and control assessment and oversight. The third line of defense is independent verification of the effectiveness of internal controls and is conducted by the Internal Audit Department or in third-party reviews.
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
Business Line Management
Each business line is responsible for managing its risk, and business line management is responsible for keeping senior management, including the members of the ROC, informed of operational risk and escalating risk matters (as defined by the Company’s escalation policies). We have conducted Company-wide escalation training for our employees. Certain business lines, including STO and Technology, have dedicated personnel with responsibilities for monitoring and managing risk-related matters. Business lines are subject to oversight by the control groups, and the Finance, CLR, Technology, and Human Capital Departments also execute certain control functions and report matters to the ROC, Audit Committee, and Board as appropriate.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we have been subjected to and are currently subject to legal proceedings, investigations, examinations, and inquiries arising out of our business operations, including lawsuits, arbitration claims, governmental subpoenas, regulatory, governmental and self-regulatory organization inquiries or investigations, and other actions and claims. In the opinion of management, there are no matters outstanding that would have a material adverse impact on our operations or financial condition at September 30, 2017. See Note 8. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements for additional information.
A putative class action lawsuit has been filed against the Company and certain of its executive officers in federal district court alleging certain misstatements and omissions related to the Company’s share repurchases and financial performance in late 2015. The Company intends to defend vigorously against the lawsuit.
Item 1A. Risk Factors
Other than the Risks Related to Our Business and Industry noted below, there have been no material changes in the information regarding the Company’s risks, as set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2016 Annual Report on Form 10-K, as updated by Part II, “Item 1A. Risk Factors” in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments.
We have made acquisitions and investments in the past and may pursue further acquisitions and investments in the future. These transactions are accompanied by risks. For instance, an acquisition could have a negative effect on our financial and strategic position and reputation or the acquired business could fail to further our strategic goals. Moreover, we may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. We may have a lack of experience in new markets, products or technologies brought on by the acquisition and we may have an initial dependence on unfamiliar supply or distribution partners. An acquisition may create an impairment of relationships with customers or suppliers of the acquired business or our advisors or suppliers. All of these and other potential risks may serve as a diversion of our management’s attention from other business concerns, and any of these factors could have a material adverse effect on our business.
On August 15, 2017, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with National Planning Holdings, Inc. (“NPH”), and its four broker-dealer subsidiaries, (collectively with NPH, the “NPH Sellers”) (the “NPH Acquisition”). Pursuant to the Asset Purchase Agreement, we acquired certain assets and rights of the NPH Sellers, including the NPH Sellers’ business relationships with financial advisors who become affiliated with us. We, along with the NPH Sellers, have agreed to use our respective reasonable best efforts, and to take all actions reasonably necessary, to cause the transfer of the NPH Sellers’ eligible financial advisors (the “NPH Seller Representatives”) to us. Several factors could negatively affect the results of the NPH Acquisition, including, but not limited to: difficulties and delays in recruiting or transferring the licenses of NPH Seller Representatives and/or onboarding the clients or businesses of the NPH Seller Representatives; our inability to sustain revenue and earnings growth or to fully realize revenue or expense synergies or the other expected benefits of the NPH Acquisition; disruptions to our business due to transaction-related uncertainty or other factors making it more difficult to maintain relationships with our financial advisors and their clients, employees, other business partners or governmental entities; the inability to implement onboarding plans and other consequences associated with acquisitions; the choice by clients of the NPH Seller Representatives not to open brokerage and/or advisory accounts at LPL Financial and/or move their respective assets from the NPH Sellers to a new account at LPL Financial; changes in general economic and financial market conditions, including retail investor sentiment; fluctuations in the value of assets under custody; and effects of competition in the financial services industry, including competitors’ success in recruiting NPH Seller Representatives. We can provide no assurances that the assets reported as serviced by the NPH Seller Representatives will translate into assets serviced at LPL Financial, or that the NPH Seller Representatives will join LPL Financial or remain at LPL Financial.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (millions)
July 1, 2017 through July 31, 2017	—	$—	—	$166.3
August 1, 2017 through August 31, 2017	259,600	$46.27	259,600	$154.3
September 1, 2017 through September 30, 2017	279,785	$46.46	279,785	$141.3
Total	539,385	$46.37	539,385	$141.3
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

2.1
Asset Purchase Agreement, dated as of August 15, 2017 by and among LPL Financial LLC and National Planning Holdings, Inc., SII Investments, Inc., National Planning Corporation, IFC Holdings, Inc., Investment Centers of America, Inc. and Brooke Holdings LLC (1)

3.1	Amended and Restated Certificate of Incorporation of LPL Investment Holdings Inc., dated November 23, 2010. (2)
3.2	Certificate of Ownership and Merger Merging LPL Financial Holdings Inc. with and into LPL Investment Holdings Inc., dated June 14, 2012. (3)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of LPL Financial Holdings Inc., dated May 8, 2014. (4)
3.4	Fifth Amended and Restated Bylaws of LPL Financial Holdings Inc. (5)
4.1	Supplemental Indenture, dated September 21, 2017, among LPL Holdings, Inc., U.S. Bank National Association as trustee and certain subsidiaries of LPL Holdings, Inc. as guarantors (6)
10.1
Second Amendment, dated September 21, 2017, among the Company, LPL Holdings, the other credit parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (6)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition
____________________

*	Filed herewith.
(1)	Incorporated by reference to the Form 8-K filed on August 15, 2017.
(2)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010.
(3)	Incorporated by reference to the Form 8-K filed on June 19, 2012.
(4)	Incorporated by reference to the Form 8-K filed on May 9, 2014.
(5)	Incorporated by reference to the Form 8-K filed on March 12, 2014.
(6)	Incorporated by reference to the Form 8-K filed on September 21, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	October 31, 2017	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	October 31, 2017	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer