Form 10-K
period 2017-12-31
LPL Financial Holdings Inc.
filed 2018-02-21
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of June 30, 2017, the aggregate market value of the voting stock held by non-affiliates of the registrant was $3.8 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

The number of shares of common stock, par value $0.001 per share, outstanding as of February 14, 2018 was 90,041,309.

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
When we use the terms “LPLFH”, "LPL", “we”, “us”, “our”, and the “Company” we mean LPL Financial Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K regarding the Company's future financial and operating results, outlook, growth, plans, business strategies, liquidity, future indebtedness, future share repurchases, and future dividends, including statements regarding future resolution of regulatory matters, legal proceedings, and related costs, future revenue and expenses, and projected savings and anticipated improvements to the Company's operating model, services, and technologies as a result of its initiatives and programs, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company's historical performance and its plans, estimates, and expectations as of February 20, 2018. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; changes in interest rates and fees payable by banks participating in the Company's cash sweep programs, including the Company's success in negotiating agreements with current or additional counterparties; the Company's strategy in managing cash sweep program fees; the level and mix of brokerage and advisory assets served by the Company’s financial advisors and institutions, and the related impact on the Company’s profitability; effects of competition in the financial services industry; the success of the Company in attracting and retaining financial advisors and institutions, including the levels of net new assets and the number of client accounts; changes in the growth and profitability of the Company’s fee-based business; the effect of current, pending, and future legislation, regulation, and regulatory actions, including with respect to retail retirement savings, and disciplinary actions initiated by federal and state regulators and self-regulatory organizations; the timing and costs of settling and remediating issues related to pending or future regulatory matters or legal proceedings, and the availability of insurance coverage; changes made to the Company's offerings and services in response to current, pending, and future legislation, regulation, and regulatory actions and the effect that such changes may have on the Company's gross profit streams and costs; the Company’s ability to fully realize revenue or expense synergies or the other expected benefits of its acquisition of the broker-dealer network of National Planning Holdings, Inc. (“NPH”), including the successful onboarding and retention of advisors formerly affiliated with NPH’s broker-dealer subsidiaries and their clients’ assets; execution of the Company's capital management plans, including its compliance with the terms of its credit agreement and the indenture governing its senior unsecured notes; the price, availability of shares, and trading volumes of the Company's common stock, which will affect the timing and size of future share repurchases by the Company; execution of the Company's plans and its success in realizing the expense savings and service improvements and efficiencies expected to result from its initiatives and programs,

ii

particularly its expense plans and technological initiatives; the Company's success in negotiating and developing commercial arrangements with third-party service providers; the performance of third-party service providers to which business processes are transitioned from the Company; the Company's ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; and the other factors set forth in Part I, “Item 1A. Risk Factors.” Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this annual report, even if its estimates change, and you should not rely on statements contained herein as representing the Company's views as of any date subsequent to the date of this annual report.

iii

PART I
Item 1.  Business
General Corporate Overview
We are a leader in the retail financial advice market and the nation's largest independent broker-dealer. We enable independence for financial advisors by providing the capabilities, technology, and services they need, so they can focus on serving their clients. Our services include advisory and brokerage platforms, portfolio construction, integrated technology and services, comprehensive clearing and compliance services, practice management programs and training, and independent research. We provide our brokerage and investment advisory services to more than 15,000 independent financial advisors (our "advisors"), including financial advisors at approximately 700 financial institutions across the country, enabling them to provide their retail investors ("clients") with objective financial advice through a lower conflict model. Through our advisors, we are one of the largest distributors of financial products and services in the United States.
We believe that objective financial guidance is a fundamental need for everyone. We enable our advisors to focus on what they do best—create the personal, long-term relationships that are the foundation for turning life’s aspirations into financial realities. We do that through a singular focus on providing our advisors with the front-, middle-, and back-office support they need to serve the large and growing market for independent investment advice. We believe that we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services, and open architecture access to a wide range of non-proprietary products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting, and market-making.
We believe investors achieve better outcomes when working with a financial advisor. We strive to make it easy for advisors to do what is best for their clients, while protecting advisors and investors and promoting independence and choice through access to a wide range of diligently evaluated non-proprietary products.
We began operations through LPL Financial LLC, our broker-dealer subsidiary (“LPL Financial”), in 1989. LPL Financial Holdings Inc., which is the parent company of our collective businesses, was incorporated in Delaware in 2005. LPL Financial is a clearing broker-dealer and an investment advisor that primarily transacts business as an agent for our advisors on behalf of their clients by providing access to a broad array of financial products and services. Through our subsidiary The Private Trust Company, N.A. ("PTC"), we offer trust administration, investment management oversight, and Individual Retirement Account ("IRA") custodial services for estates and families. Fortigent Holdings Company, Inc. and its subsidiaries (“Fortigent”) provide solutions and consulting services to registered investment advisors, banks, and trust companies serving high-net-worth clients. Our subsidiary, LPL Insurance Associates, Inc. ("LPLIA"), operates as a brokerage general agency that offers life and disability insurance sales and services.
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
We work alongside advisors to navigate complex market and regulatory environments and strive to empower them to create the best outcomes for investors. In addition, we make meaningful investments in technology and services to support the growth, productivity, and efficiency of advisors across a broad spectrum of business models as their practices evolve. Our advisors are a community of diverse, entrepreneurial financial services professionals. They build long-term relationships with their clients in communities across the United States by guiding them through the complexities of investment decisions, retirement solutions, financial planning, and wealth management. Our advisors support approximately 4.8 million client accounts. Our services are designed to support the evolution of our advisors’ businesses over time and to adapt as our advisors' needs change.
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
Our advisors average over 15 years of industry experience, which generally allows us to focus on supporting and enhancing our advisors’ businesses without needing to provide basic training or subsidizing advisors who are new to the industry. Our flexible business platform allows our advisors to choose the most appropriate business model to support their clients, whether they conduct brokerage business, offer brokerage and fee-based services on our corporate registered investment advisor (“RIA”) platform, or provide fee-based services through their own RIA practices.
The majority of our advisors are entrepreneurial independent contractors who are primarily located in rural and suburban areas and, as such, are viewed as local providers of independent advice. Many of our advisors operate under their own business name, and we may assist these advisors with their own branding, marketing and promotion, and regulatory review.
Advisors licensed with LPL Financial as registered representatives and as investment advisory representatives are able to conduct both commission-based business on our brokerage platform and fee-based business on our corporate RIA platform. In order to be licensed with LPL Financial, advisors must be approved through our assessment process, which includes a review of each advisor’s education, experience, and compliance history, among other factors. Approved advisors become registered with LPL Financial and enter into a representative agreement that establishes the duties and responsibilities of each party. Pursuant to the representative agreement, each advisor makes a series of representations, including that the advisor will disclose to all clients and prospective clients that the advisor is acting as LPL Financial's registered representative or investment advisory representative, that all orders for securities will be placed through LPL Financial, that the advisor will sell only products that LPL Financial has approved, and that the advisor will comply with LPL Financial policies and procedures as well as securities rules and regulations. These advisors also agree not to engage in any outside business activity without prior approval from us and not to act in competition with us.
LPL Financial also supports over 420 independent RIA firms that conduct their business through separate entities ("Hybrid RIAs") with over 5,200 advisors who conduct their advisory business through these separate entities, rather than through LPL Financial. Hybrid RIAs operate pursuant to the Investment Advisers Act of 1940, as amended (the "Advisers Act") or their respective states' investment advisory licensing rules. These Hybrid RIAs engage us for technology, clearing, and custody services, as well as access to our investment platforms. Advisors associated with Hybrid RIAs retain 100% of their advisory fees. In return, we charge separate fees for custody, trading, administrative, and support services. In addition, most financial advisors associated with Hybrid RIAs carry their brokerage license with LPL Financial and access our fully-integrated brokerage platform under standard terms, although some financial advisors associated with Hybrid RIAs do not carry a brokerage license with us.
We believe we are the market leader in providing support to over 2,200 financial advisors at approximately 700 banks and credit unions nationwide. The core capabilities of these institutions may not include investment and financial planning services, or they may find the technology, infrastructure, and regulatory requirements of supporting such services to be cost-prohibitive. For these institutions, we provide their financial advisors with the infrastructure and services they need to be successful, allowing the institutions to focus more energy and capital on their core businesses.
A subset of our advisors provides advice and serves group retirement plans primarily for small and mid-size businesses. As of December 31, 2017, these advisors served an estimated 41,000 retirement plans representing approximately $134.9 billion in retirement plan assets custodied at various custodians. LPL Financial provides these advisors with marketing tools and technology capabilities that are designed for retirement solutions.
We also provide support to approximately 3,600 additional financial advisors who are affiliated and licensed with insurance companies. These arrangements allow us to provide outsourced customized clearing, advisory platforms, and technology solutions that enable the financial advisors at these insurance companies to offer a breadth of services to their client base in an efficient manner.

Our Value Proposition
The core of our business is dedicated to meeting the evolving needs of our advisors and providing the platform and tools to grow and enhance the profitability of their businesses. We are dedicated to continuously improving the processes, systems, and resources we leverage to meet these needs.
We support our advisors by providing front-, middle-, and back-office solutions through our distinct value proposition: integrated technology solutions, comprehensive clearing and compliance services, consultative practice management programs and training, and independent research. The comprehensive and increasingly automated nature of our offering enables our advisors to focus on their clients while successfully and efficiently managing the complexities of running their own practice.
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
Comprehensive Clearing and Compliance Services
We provide custody and clearing services for the majority of our advisors’ transactions, and seek to offer a simplified and streamlined advisor experience and expedited processing capabilities. Our self-clearing platform enables us to better control client data, more efficiently process and report trades, facilitate platform development, reduce costs, and ultimately enhance the service experience for our advisors and their clients. Our self-clearing platform also enables us to serve a wide range of advisors, including those associated with Hybrid RIAs.
We continue to make substantial investments in our compliance function to provide our advisors with a strong framework through which to understand and operate within regulatory guidelines, as well as guidelines that we establish. Protecting the best interests of investors and our affiliated advisors is of utmost importance to us. As the financial industry and regulatory environment evolve and become more complex, we remain devoted to serving our clients ethically and well. We have made a long-term commitment to enhancing our risk management and compliance structure, as well as our technology-based compliance and risk management tools, in order to further enhance the overall effectiveness and scalability of our control environment.
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
Independent Research
We provide our advisors with integrated access to comprehensive research on a broad range of investments and market analysis on macro-economic events, capital markets assumptions, and strategic and tactical asset allocation. Our research team provides advice that is designed to empower our advisors to provide their clients with thoughtful advice in a timely manner, including the creation of discretionary portfolios for which we serve as a portfolio manager, available through our turnkey advisory asset management platforms. Our research team actively works with our product risk management group to review the financial products offered through our platform. This includes third-party asset manager search, selection, and monitoring services for both traditional and alternative strategies across all investment access points (exchange-traded funds, mutual funds, separately managed accounts, unified managed accounts, and other products and services). We believe our lack of proprietary products or investment banking services better enables us to provide research that is unbiased and objective.
Our Product and Solution Access
We do not manufacture any financial products. Instead, we provide our advisors with open architecture access to a broad range of commission, fee-based, cash, and money market products and services. Our product risk management group conducts a review on substantially all of our product offerings.
The sales and administration of these products are facilitated through our technology solutions that allow our advisors to access client accounts, product information, asset allocation models, investment recommendations, and economic insight as well as to perform trade execution.
Commission-Based Products
Commission-based products are those for which we and our advisors receive an upfront commission and, for certain products, a trailing commission, or a mark-up or mark-down. Our brokerage offerings include variable and fixed annuities, mutual funds, equities, alternative investments such as non-traded real estate investment trusts and business development companies, retirement and 529 education savings plans, fixed income, and insurance. As of December 31, 2017, the total brokerage assets in our commission-based products were $342.1 billion. We regularly review the structure and fees of our commission-based products in the context of retail investor preferences and the changing regulatory environment.
Fee-Based Advisory Platforms and Support
LPL Financial has various fee-based advisory platforms that provide centrally managed or customized solutions from which advisors can choose to meet the investment needs of their clients, including wrap-fee programs, mutual fund asset allocation programs, an advisor-enhanced digital advice program, advisory programs offered by third-party investment advisor firms, financial planning services, and retirement plan consulting services. The fee structure of our platforms enables our advisors to provide their clients with higher levels of service, while establishing a recurring revenue stream for the advisor and for us. Our fee-based platforms provide access to mutual funds, exchange-traded funds, stocks, bonds, certain option strategies, unit investment trusts, and institutional money managers and no-load multi-manager variable annuities. As of December 31, 2017, the total advisory assets under custody in these platforms, through both our corporate RIA platform and Hybrid RIAs, were $273.0 billion.
Cash Sweep Programs
We assist our advisors in managing their clients’ cash balances through three primary cash sweep programs depending on account type: a money market sweep vehicle involving money market fund providers and two insured sweep vehicles involving banks. As of December 31, 2017, the total assets in our cash sweep programs, which are held within brokerage and advisory accounts, were approximately $29.8 billion. Our sweep programs with banks held $22.9 billion in insured cash account vehicles and $4.2 billion in deposit cash account vehicles. The balance in money market vehicles was $2.7 billion.

Other Services
We provide a number of tools and services that enable advisors to maintain and grow their practices. Through our subsidiary PTC, we provide custodial services to trusts for estates and families. Under our unique model, an advisor may provide a trust with investment management services, while administrative services for the trust are provided by PTC. We also offer retirement solutions for commission- and fee-based services that allow advisors to provide brokerage services, consultation, and advice to retirement plan sponsors using LPL Financial. We estimate that as of December 31, 2017, there were 41,000 retirement plans served by our advisors with total retirement plan assets of approximately $134.9 billion. We earn revenue from retirement plan assets that are custodied with LPL Financial and from those that are not custodied with LPL Financial, but which are serviced by advisors through LPL Financial. Only retirement plan assets that are custodied with LPL Financial are included in our reported total brokerage and advisory assets.
Our Financial Model
Our overall financial performance is a function of the following dynamics of our business:

•
Our revenues stem from diverse sources, including advisor-generated commission and advisory fees, as well as other asset-based fees from product manufacturers, omnibus, networking services, cash sweep balances, and transaction and other fees for other ancillary services that we provide. Revenues are not concentrated by advisor, product, or geography. For the year ended December 31, 2017, no single relationship with our independent advisor practices, banks, credit unions, or insurance companies accounted for more than 7% of our net revenues, and no single advisor accounted for more than 2% of our net revenues.

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
The majority of our revenue base is recurring in nature, with approximately 78.1% recurring revenue in 2017.

Our Competitive Strengths
Market Leadership Position and Significant Scale
We are the established leader in the independent advisor market, which is our core business focus. We use our scale and position as an industry leader to champion the independent business model and the rights of our advisors.
Our scale enables us to benefit from the following dynamics:

•	Continual Reinvestment — We actively reinvest in our comprehensive technology platform and practice management support, which further improves the productivity of our advisors.

•	Economies of Scale — As one of the largest distributors of financial products in the United States, we have been able to obtain attractive economics from product manufacturers.

•	Payout Ratios to Advisors — Among the largest United States broker-dealers by number of advisors, we believe that we offer the highest average payout ratios to our advisors.
The combination of our ability to reinvest in our business and maintain highly competitive payout ratios has enabled us to attract and retain advisors. This, in turn, has driven our growth and led to a continuous cycle of reinvestment that reinforces our established scale advantage.
Comprehensive Solutions
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

Favorable Industry Trends
Growth in Investable Assets
According to Cerulli Associates, over the past five years assets serviced in the market segments in the United States that we address grew 8.4% per year, while retirement assets are expected to grow 5.0% per year over the next five years (in part due to the retirement of the baby boomer generation and the resulting assets that are projected to flow out of retirement plans and into IRAs). In addition, IRA assets are projected to grow from $8.4 trillion as of 2017 to $11.1 trillion by 2021.

(1)	The Cerulli Report: The State of U.S. Retail and Institutional Asset Management 2017.

(2)	The Cerulli Report: U.S. Retirement Markets 2017.
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
Macroeconomic Trends
Our business has benefited from recent interest rate increases, and we expect that it will benefit from growth in advisory and brokerage assets as well as any additional increase in interest rates.
Executing Our Growth Strategies
Increasing Productivity of Existing Advisor Base
We believe the productivity of our advisors has the potential to increase over time as we continue to develop solutions designed to enable them to add new clients, manage more of their clients’ investable assets, and expand their existing practices with additional advisors. We expect to facilitate these productivity improvements by helping our advisors better manage their practices in an increasingly complex external environment, which we believe has the potential to result in the assets per advisor growing over time.

Attracting New Advisors to Our Platform
We intend to grow the number of advisors who are served by our platform — either those who are independent or who are aligned with financial institutions. Cerulli Associates estimates there are 313,049 financial advisors in the United States, of which we have a 4.9% market share, and we believe we are uniquely positioned to attract seasoned advisors of any practice size and from any of the channels listed below.

Channel	Advisors	% of Market
Independent Broker-Dealer(1)	61,600	19.7%
Insurance Broker-Dealer	74,532	23.8%
Wire House	47,470	15.2%
National and Regional Broker-Dealer	40,568	13.0%
Independent RIA(1)	38,407	12.3%
Retail Bank Broker-Dealer	22,798	7.2%
Hybrid RIAs(1)	27,674	8.8%
Total	313,049	100.0%
___________________
(1) The 27,674 advisors classified as "Hybrid RIAs" are advisors who are both licensed through independent broker-dealers and registered as investment advisors. The Hybrid RIAs are excluded from the Independent Broker-Dealer and Independent RIA categories in the table above.
Competition
We compete with a variety of financial firms to attract and retain experienced and productive advisors:
•Within the independent broker-dealer channel, the industry is highly fragmented and comprised primarily of regional firms that rely on third-party custodians and technology providers to support their operations. Some of the competitors in this space include:
◦Commonwealth Financial Network
◦Cetera Financial Group
◦Cambridge
•The captive wire house channel tends to consist of large nationwide firms with multiple lines of business that have a focus on the highly competitive high-net-worth investor market. Competitors in this channel include:
◦Morgan Stanley
◦Bank of America Merrill Lynch
◦UBS Financial Services Inc.
◦Wells Fargo Advisors, LLC
•Competition for advisors also includes regional firms, such as Edward D. Jones & Co., L.P., Ameriprise Financial Services Inc. and Raymond James Financial Services, Inc.
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

Our advisors compete for clients with financial advisors of brokerage firms, banks, insurance companies, asset management, and investment advisory firms. In addition, they also compete with a number of firms offering direct-to-investor online financial services and discount brokerage services, such as Charles Schwab & Co, E*TRADE, and Fidelity Brokerage Services LLC.
Employees
As of December 31, 2017, we had 3,736 full-time employees. None of our employees are subject to collective bargaining agreements governing their employment with us. We build deep expertise by attracting talented employees from a variety of fields and developing that talent into future leaders of our business and our industry. Our continued growth is dependent, in part, on our ability to be an employer of choice and an organization that recruits and retains talented employees who best fit our culture and business needs. We offer ongoing learning opportunities and programs that empower employees to grow in their professional development and careers. We provide comprehensive compensation and benefits packages, as well as financial education tools to assist our employees as they plan for their future.
Regulation
The financial services industry is subject to extensive regulation by United States federal, state, and international government agencies as well as various self-regulatory organizations. We take an active leadership role in the development of the rules and regulations that govern our industry. We have been investing in our compliance functions to monitor our adherence to the numerous legal and regulatory requirements applicable to our business. Compliance with all applicable laws and regulations, only some of which are described below, involves a significant investment in time and resources. Any new laws or regulations applicable to our business, any changes to existing laws or regulations, or any changes to the interpretations or enforcement of those laws or regulations, may affect our operations and/or financial condition.
Broker-Dealer Regulation
LPL Financial is a broker-dealer registered with the SEC, a member of the Financial Industry Regulatory Authority ("FINRA") and various other self-regulatory organizations, and a participant in various clearing organizations including the Depository Trust Company, the National Securities Clearing Corporation, and the Options Clearing Corporation. LPL Financial is registered as a broker-dealer in each of the 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The rules of the Municipal Securities Rulemaking Board, which are enforced by the SEC and FINRA, apply to the municipal securities activities of LPL Financial.
Broker-dealers are subject to rules and regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, the conduct of directors, officers, and employees, qualification and licensing of supervisory and sales personnel, marketing practices, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent improper trading on material nonpublic information, limitations on extensions of credit in securities transactions, clearance and settlement procedures, and rules designed to promote high standards of commercial honor and just and equitable principles of trade. Broker-dealers are also subject to state securities laws and regulated by state securities administrators in those jurisdictions where they do business. Applicable laws, rules and regulations may be subject to varying interpretations and change from time to time. For example, in 2017, Nevada enacted a law that would require broker-dealers to adhere to certain fiduciary standards specified under Nevada law.
Regulators make periodic examinations and inquiries of us, and review annual, monthly, and other reports on our operations, track record, and financial condition. Regulatory actions brought against us alleging violations of applicable laws, rules and regulations could result in censures, penalties and fines, settlements, disgorgement of profits, restitution to customers, remediation, or the issuance of cease-and-desist orders. Such actions could also result in the restriction, suspension, or expulsion from the securities industry of us or our financial advisors, officers or employees. We also may incur substantial expenses, damage to our reputation, or similar adverse consequences in connection with any such actions by the SEC, FINRA or state securities regulators, regardless of the outcome.
LPL Financial's margin lending is regulated by the Federal Reserve Board’s restrictions on lending in connection with client purchases and short sales of securities, and FINRA rules also require LPL Financial to impose maintenance requirements based on the value of securities contained in margin accounts. In many cases, our margin policies are more stringent than these rules.

Significant new rules and regulations continue to arise as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010. Provisions of the Dodd-Frank Act that have not been implemented, but may affect our business in the future include, but are not limited to, the potential implementation of a more stringent fiduciary standard for broker-dealers (in addition to the DOL Rule, as defined below) and the potential establishment of a new self-regulatory organization (“SRO”) for investment advisors. Compliance with these provisions could require us to review our product and service offerings for potential changes and would likely result in increased compliance costs. Moreover, to the extent the Dodd-Frank Act affects the operations, financial condition, liquidity, and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that the Dodd-Frank Act or other new rules or regulations will have on us, the financial industry, and the economy cannot be known until all applicable regulations called for under the Dodd-Frank Act have been finalized and implemented.
Investment Advisor Regulation
As investment advisors registered with the SEC, our subsidiaries LPL Financial and Fortigent, LLC are subject to the requirements of the Advisers Act, and the regulations promulgated thereunder, including examination by the SEC’s staff. Such requirements relate to, among other things, fiduciary duties to clients, performance fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between the advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements, and general anti-fraud provisions.
The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and associated regulations. Investment advisors also are subject to certain state securities laws and regulations. Failure to comply with the Advisers Act or other federal and state securities laws and regulations could result in investigations, censures, penalties and fines, settlements, disgorgement of profits, restitution to customers, remediation, the issuance of cease-and-desist orders or the termination of an investment advisor’s registration. We also may incur substantial expenses, damage to our reputation, or similar adverse consequences in connection with such actions, regardless of the outcome.
Retirement Plan Services Regulation
Certain of our subsidiaries, including LPL Financial, PTC, and LPLIA, are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and Section 4975 of the Internal Revenue Code of 1986, as amended (the "Code"), and to regulations promulgated under ERISA or the Code, insofar as the subsidiaries provide services with respect to plan clients, or otherwise deal with plan clients that are subject to ERISA or the Code. ERISA imposes certain duties on persons who are "fiduciaries" (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with or breaches of these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary and criminal penalties as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving "plans" (as defined in Section 4975(e)(1), which include, for example, IRAs and certain Keogh plans) and service providers, including fiduciaries (as defined in Section 4975(e)(3)), to such plans. Section 4975 imposes excise taxes for violations of these prohibitions.
The United States Department of Labor (“DOL”) final rule on conflicts of interest (Definition of the Term "Fiduciary", Conflicts of Interest Rule-Retirement Investment Advice (“DOL Rule”)), which became applicable on June 9, 2017, significantly broadens the circumstance in which we and our advisors may be considered an “investment advice fiduciary” under ERISA and Section 4975 of the Code, extending fiduciary status to many investment professionals and activities that have historically not been considered to be fiduciary, and imposes new requirements on our various business lines. In addition to the DOL Rule, the DOL published two new prohibited transaction exemptions—the Best Interest Contract Exemption and the Class Exemption for Principal Transactions in Certain Assets—as well as amendments to and partial revocations of pre-existing exemptions. These regulations and exemptions focus in large part on conflicts of interest concerning financial professionals’ investment recommendations and marketing practices relating to retirement investors. The DOL has delayed the applicability of certain conditions of these exemptions to July 1, 2019, and is currently studying the rule’s impacts and considering whether any changes are needed. Because ERISA plans and IRAs comprise a significant portion of our business, we expect that compliance with the DOL Rule and reliance on new and amended prohibited transaction exemptions will require increased legal, compliance, information technology, and other costs and could lead to a greater risk of class action lawsuits and other litigation. In addition, the DOL Rule, in its current form, creates increased risk of private arbitration and litigation, including potential class action litigation, based on violations of the DOL Rule. The full effect of the DOL Rule, once phased in, on us, our advisors, and the broader financial industry, is not fully known at this time. It is also unclear how and whether other regulators, including the SEC, FINRA, banking regulators, and the state securities and insurance regulators may respond to, or enforce elements of, the DOL Rule or develop their own similar laws and regulations. Moreover, the DOL’s ongoing study and reconsideration of the DOL Rule, and potential changes thereto, impacts the degree and timing of the effect of the DOL Rule on our business in ways that cannot now be anticipated or planned for, which may have further impacts on our products and services, and results of operations.
Commodities and Futures Regulation
LPL Financial is registered as an introducing broker with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). LPL Financial introduces commodities and futures products to ADM Investor Services, Inc. (“ADM”), and all commodities accounts and related client positions are held by ADM. LPL Financial is regulated by the CFTC and the NFA. Violations of the rules of the CFTC and the NFA could result in remedial actions including fines, registration terminations, or revocations of exchange memberships.
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
Regulatory Capital Requirements
The SEC, FINRA, the CFTC, and the NFA have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer’s net capital is calculated as net worth plus qualified subordinated debt less deductions for certain types of assets. The net capital rule under the Exchange Act requires a broker-dealer to maintain a minimum net capital, and applies certain discounts to the value of its assets based on the liquidity of such assets. LPL Financial is also subject to the NFA's financial requirements and is required to maintain net capital that is in excess of or equal to the greatest of the NFA's minimum financial requirements. Under these requirements, LPL Financial is currently required to maintain minimum net capital that is in excess of or equal to the minimum net capital calculated and required pursuant to the SEC's Net Capital Rule.
The SEC, FINRA, the CFTC, and the NFA impose rules that require notification when net capital falls below certain predefined criteria. These broker-dealer capital rules also dictate the ratio of debt to equity in regulatory capital composition and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, then certain notice requirements to the regulators are required and the broker-dealer may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators ultimately could lead to the broker-dealer’s liquidation. Additionally, the net capital rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital, and require prior notice to the SEC and FINRA for certain capital withdrawals. LPL Financial , which is subject to net capital rules, has been and currently is in compliance with those rules and has net capital in excess of the minimum requirements.

Anti-Money Laundering and Sanctions Compliance
The USA PATRIOT Act of 2001 (the “PATRIOT Act”), which amended the Bank Secrecy Act, contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers, futures commission merchants, and other financial services companies. Financial institutions subject to these requirements generally must have an anti-money laundering program in place, which includes monitoring for and reporting suspicious activity, implementing specialized employee training programs, designating an anti-money laundering compliance officer, and annually conducting an independent test of the effectiveness of its program. In addition, sanctions administered by the United States Office of Foreign Asset Control prohibit United States persons from doing business with blocked persons and entities or certain sanctioned countries. We have established policies, procedures, and systems designed to comply with these regulations but we work continuously to improve and strengthen our regulatory compliance mechanisms.
Security and Privacy
Regulatory activity in the areas of privacy and data protection continues to grow worldwide and is generally being driven by the growth of technology and related concerns about the rapid and widespread dissemination and use of information. To the extent they are applicable to us, we must comply with federal and state information-related laws and regulations in the United States, including the Gramm-Leach-Bliley Act of 1999, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and Regulation S-ID.
Financial Information about Geographic Areas
Our revenues for the periods presented were derived from our operations in the United States.
Trademarks
Access Overlay®, BranchNet®, CLIENTWORKS®, Fortigent®, LPL®, LPL Career Match®, LPL Financial (& Design)®, Manager Access Network®, Manager Access Select®, OMP®, and SPONSORWORKS® are our registered trademarks, and LPL FINANCIAL INVESTOR FOCUSED SOLUTIONS and THE PRIVATE TRUST COMPANY, N.A. (& Design) are among our service marks.

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
Recently, certain wire houses have announced their withdrawal as signatories to an industry broker recruiting protocol, compliance with which protects financial advisors who move from one brokerage firm to another from risk of legal action from their prior brokerage firm. As firms withdraw from the protocol, we could become engaged in more litigation related to our recruiting of advisors from firms which are not signatories to the protocol. In addition, financial advisors from such firms may be more reluctant to consider joining us and, if they do, they may be less successful in transitioning their clients’ assets to our platforms than financial advisors who join us from firms that are signatories to the protocol. As a result, developments with regard to the protocol could negatively impact our recruiting results or could lead to increased litigation.
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

•	reduce trading activity, thereby affecting our brokerage commissions and our transaction revenue;

•	reduce the value of advisory and brokerage assets, thereby reducing advisory fee revenue, trailing commissions and asset-based fee income; and

•	motivate clients to withdraw funds from their accounts, reducing advisory and brokerage assets, advisory fee revenue, and asset-based fee income.
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
Our revenues are exposed to interest rate risk primarily from changes in fees payable to us from banks participating in our cash sweep programs, which are based on prevailing interest rates. Our revenue from our cash sweep programs has declined in the past as a result of a low interest rate environment, and our revenue may decline in the future due to decreases in interest rates, or clients moving assets out of our cash sweep programs. Our revenue from our cash sweep programs also depends on our ability to manage the terms of both our agreements with banks and money market fund providers participating in our programs, as well as competitive program fees and interest rates payable to clients. The expiration of contracts with favorable pricing terms, or less favorable terms in future contracts with participants in our cash sweep programs, could result in declines in our revenue. A sustained low interest rate environment may also have a negative impact upon our ability to negotiate contracts with new banks or renegotiate existing contracts on comparable terms with banks participating in our cash sweep programs. If interest rates do not rise in accordance with management and market expectations, or if balances or yields in our cash sweep programs decrease, future revenues from our cash sweep programs may be lower than expected.
Lack of liquidity or access to capital could impair our business and financial condition.
Liquidity, or ready access to funds, is essential to our business. We expend significant resources investing in our business, particularly with respect to our technology and service platforms. In addition, we must maintain certain levels of required capital. As a result, reduced levels of liquidity could have a significant negative effect on us. Some potential conditions that could negatively affect our liquidity include:

•	illiquid or volatile markets;

•	diminished access to debt or capital markets;

•	unforeseen cash or capital requirements; or

•	regulatory penalties or fines, settlements, customer restitution or other remediation costs; or

•	adverse legal settlements or judgments.
The capital and credit markets continue to experience varying degrees of volatility and disruption. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for businesses similar to ours. Without sufficient liquidity, we could be required to limit or curtail our operations or growth plans, and our business would suffer.
Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. These timing differences are funded either with internally generated cash flow or, if needed, with funds drawn under our revolving credit facility, or uncommitted lines of credit at our broker-dealer subsidiary LPL Financial . We may also need access to capital in connection with the growth of our business, through acquisitions or otherwise.
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

•
the possibility that our lenders could develop a negative perception of our long- or short-term financial prospects as a result of industry- or company-specific considerations. Similarly, our access to funds may be impaired if regulatory authorities or rating organizations take negative actions against us.

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
In August 2017, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with National Planning Holdings, Inc. (“NPH”), and its four broker-dealer subsidiaries (collectively with NPH, the “NPH Sellers”) (the “NPH Acquisition”). Pursuant to the Asset Purchase Agreement, we acquired certain assets and rights of the NPH Sellers, including the NPH Sellers’ business relationships with financial advisors who became affiliated with us. Several factors could negatively affect our ability to fully realize the revenue or expense synergies or the other expected benefits of the NPH Acquisition, including, but not limited to: difficulties, cost overruns or delays in onboarding the clients or businesses of the former NPH advisors; successful execution of our onboarding and assimilation plans with regard to the former NPH advisors; disruptions to our business due to transaction, which could make it more difficult for us to maintain relationships with our financial advisors and their clients; our ability to retain the former NPH advisors and facilitate growth in their practices; and the choice by clients of the former NPH advisors not to maintain brokerage and/or advisory accounts at LPL Financial. We can provide no assurances that the assets reported as serviced by the former NPH advisors will translate into assets serviced at LPL Financial, or that the former NPH advisors who joined LPL Financial will remain at LPL Financial.
Risks Related to Our Regulatory Environment
Any failure to comply with applicable federal or state laws or regulations exposes us to litigation and regulatory actions, which could increase our costs or negatively affect our reputation.
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
The primary self-regulator of LPL Financial is FINRA. LPL Financial is also subject to state laws, including state “blue sky” laws, and the rules of Municipal Securities Rulemaking Board for its municipal securities activities. The CFTC has designated the NFA as LPL Financial’s primary regulator for futures and commodities trading activities.
The SEC, FINRA, the CFTC, the OCC, various securities and futures exchanges, and other United States and state-level governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws, regulations, or interpretations. There can also be no assurance that other federal or state agencies will not attempt to further regulate our business or that specific interactions with foreign countries or foreign nationals will not trigger regulation in non-U.S. law in particular circumstances. These legislative and regulatory initiatives may affect the way in which we conduct our business and may make our business model less profitable.
Our ability to conduct business in the jurisdictions in which we currently operate depends on our compliance with the laws, rules, and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of the states and other jurisdictions in which we do business. Our ability to comply with all applicable laws, rules and regulations, and interpretations is largely dependent on our establishment and maintenance of compliance, audit, and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit, supervisory, and risk management personnel. We cannot assure you that our systems and procedures are, or have been, effective in complying with all applicable laws, rules and regulations, and interpretations. Regulators have in the past, and may in the future, raise concerns with respect to the quality, consistency or oversight of our compliance systems and programs, and our past or future compliance with applicable laws, rules and regulations. As of the date of this Annual Report on Form 10-K, we have a number of pending regulatory matters, including with regard to our compliance with state “blue sky” laws.
Violations of laws, rules or regulations and settlements in respect of alleged violations have in the past and     could in the future result in legal liability, censures, penalties and fines, disgorgement of profits, restitution to customers, remediation, the issuance of cease-and-desist orders or injunctive or other equitable relief against us, which individually or in the aggregate could negatively impact our financial results or adversely affect our ability to attract or retain financial advisors and institutions.
We have established a captive insurance subsidiary that underwrites insurance for various regulatory and legal risks, although self-insurance coverage is not available for all matters. The availability of coverage depends on the nature of the claim and the adequacy of reserves, which depends in part on historical claims experience, including the actual timing and costs of resolving matters that begin in one policy period and are resolved in a subsequent period. Assessing the probability of a loss occurring and the timing and amount of any loss related to a regulatory matter or a legal proceeding is inherently difficult and requires significant and complex judgments, which may include the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts; potential opportunities for settlement and the status of any settlement discussions; as well as the potential for insurance coverage and indemnification, if available. There are particular uncertainties and complexities involved when assessing the potential liabilities that are self-insured by our captive insurance subsidiary. As a result, actual self-insurance liabilities could exceed our expectations, in which case coverage may not be available and we could incur significant additional expense.
Regulatory developments could adversely affect our business by increasing our costs or making our business less profitable.
Our profitability could be affected by rules and regulations that impact the business and financial communities generally and, in particular, our advisors’ and their clients, including changes to the interpretation or enforcement of laws governing taxation (including the classification of independent contractor status of our advisors), trading, electronic commerce, privacy, data protection, and anti-money laundering. Failure to comply with these rules and regulations could subject us to regulatory actions or litigation and it could have a material adverse effect on our business, results of operations, cash flows, or financial condition.
New rules and regulations could also result in limitations on the lines of business we conduct, modifications to our business practices, increased capital requirements, and additional costs. For example, the DOL Rule and related exemptions, which became applicable on June 9, 2017 impose new requirements on our various business lines. The DOL also finalized certain prohibited transactions for broker-dealers regarding receipt of compensation for providing investment advice under arrangements that would constitute conflicts of interest. The DOL has delayed the applicability of certain conditions of these exemptions to July 1, 2019, and is currently studying the rule’s impacts and considering whether any changes are needed. However, because qualified retirement accounts and IRAs make up a significant portion of our business, we expect that implementation of the DOL Rule and related exemptions will negatively impact our results, including the impact of increased expenditures related to legal, compliance, information technology and other costs. These changes have also affected (and will likely continue to affect) the products and services we provide to accounts and the compensation that we and our advisors receive in connection with such products and services. It is also unclear how and whether other regulators, including the SEC, FINRA, banking regulators, and the state securities and insurance regulators may respond to, or enforce elements of, the DOL Rule or develop their own similar laws and regulations. Moreover, the DOL’s ongoing study and reconsideration of the DOL Rule, and potential changes thereto, impacts the degree and timing of the effect of the DOL Rule on our business in ways which cannot now be anticipated or planned for, which may have further impacts on our products and services, and results of operations. Please consult the Retirement Plan Services Regulation section within Part I, "Item 1. Business" for more information about the risks associated with the DOL Rule and related exemptions and their potential impact on our operations.
In addition, the Dodd-Frank Act enacted wide-ranging changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide for greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act remain subject to implementing regulations that are yet to be adopted by the applicable regulatory agencies. Provisions of the Dodd-Frank Act that have not been acted upon, but yet may affect our business include but are not limited to the potential implementation of a more stringent fiduciary standard for broker-dealers (in addition to the DOL Rule) and the potential establishment of a new self-regulatory organization ("SRO") for investment advisors. Compliance with these new regulations would likely result in increased costs. Moreover, to the extent the Dodd-Frank Act affects the operations, financial condition, liquidity, and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such applicable regulations called for under the Dodd-Frank Act have been finalized and implemented.
In addition to the DOL Rule and Dodd-Frank Act rule promulgation, other proposals are currently under consideration by federal banking regulators that may have an impact upon our profitability.
We are subject to various regulatory requirements, which, if not complied with, could result in the restriction of the conduct or growth of our business.
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
In addition, the SEC, FINRA, the CFTC, the OCC, and the NFA have extensive rules and regulations with respect to capital requirements. As a registered broker-dealer, LPL Financial is subject to Rule 15c3-1 (“Net Capital Rule”) under the Exchange Act, and related requirements of SROs. The CFTC and the NFA also impose net capital requirements. The Net Capital Rule specifies minimum capital requirements that are intended to ensure the general soundness and liquidity of broker-dealers. Because our holding companies are not registered broker-dealers, they are not subject to the Net Capital Rule. However, the ability of our holding companies to withdraw capital from our broker-dealer subsidiary could be restricted, which in turn could limit our ability to repay debt, redeem or purchase shares of our outstanding stock, or pay dividends. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.
The requirement to ensure accessibility of our websites and web-based applications to persons with rights under the Americans with Disabilities Act and other state or federal laws may result in increased cost and difficulty of compliance with evolving regulatory standards.
The Americans with Disabilities Act is a federal law that prohibits discrimination on the basis of disability in public accommodations and employment. As federal and state standards evolve to require an increasing number of public spaces, including web-based applications, to be made accessible to the disabled, we could be required to make modifications to our internet-based applications or to our other client-facing technologies, including our website, to provide enhanced or accessible service to, or make reasonable accommodations for, disabled persons. This adaptation of our websites and web-based applications and materials could result in increased costs and may affect the products and services we provide to clients. Failure to comply with federal or state standards could result in litigation, including class action lawsuits.

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
Risks Related to Our Competition
We operate in an intensely competitive industry, which could cause us to lose advisors and their assets, thereby reducing our revenues and net income.
We are subject to competition in all aspects of our business, including competition for our advisors and their clients, from:

•	brokerage and investment advisory firms, including national and regional firms, as well as independent RIA firms;

•	asset management firms;

•	commercial banks and thrift institutions;

•	insurance companies;

•	other clearing/custodial technology companies; and

•	investment firms offering so-called “robo” advice solutions.
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
If we fail to continue to attract highly qualified advisors, or if advisors licensed with us leave us to pursue other opportunities, we could face a significant decline in market share, commission and fee revenues or net income. We could face similar consequences if current or potential clients of ours, including current clients that use our outsourced customized clearing, advisory platforms or technology solutions, decide to use one of our competitors rather than us. If we are required to increase our payout of commissions and fees to our advisors in order to remain competitive, our net income could be significantly reduced.
Poor service or performance of the financial products that we offer or competitive pressures on pricing of such services or products may cause clients of our advisors to withdraw their assets on short notice.
Clients of our advisors have control over their assets that are served under our platforms. Poor service or performance of the financial products that we offer, the emergence of new financial products or services from others, harm to our reputation or competitive pressures on pricing of such services or products may result in the loss of accounts. In addition, we must monitor the pricing of our services and financial products in relation to competitors and periodically may need to adjust commission and fee rates, interest rates on deposits and margin loans, and other fee structures to remain competitive. Competition from other financial services firms, such as reduced commissions to attract clients or trading volume, direct-to-investor online financial services, including so-called “robo” advice, or higher deposit rates to attract client cash balances, could adversely impact our business. The decrease in revenue that could result from such an event could have a material adverse effect on our business.

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
Our business relies extensively on electronic data processing and communications systems. In addition to better serving our advisors and their clients, the effective use of technology increases efficiency and enables firms like ours to reduce costs and support our regulatory compliance and reporting functions. Our continued success will depend, in part, upon:

•	our ability to expend significant resources on our technology systems in order to meet industry and regulatory standards and consumer preferences;

•	our ability successfully maintain and upgrade the capabilities of our systems;

•	our ability to address the needs of our advisors and their clients by using technology to provide products and services that satisfy their demands;

•	our ability to use technology effectively to support our regulatory compliance and reporting functions;

•	our ability to comply with the changing landscape of laws and regulations that govern protection of personally identifiable information; and

•	our ability to retain skilled information technology employees.
Extraordinary trading volumes, or attempts by hackers to introduce large volumes of fraudulent transactions into our systems, beyond reasonably foreseeable spikes in volumes, could cause our computer systems to operate at an unacceptably slow speed or even fail. Failure of our systems, which could result from these or other events beyond our control, or an inability or failure to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, unanticipated disruptions in service to clients, liability to our advisors' clients, compliance failures, regulatory sanctions, and damage to our reputation.
Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks, including personally identifiable information of advisors and their clients, as well as our employees. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, and networks are to some degree vulnerable to unauthorized access, human error, computer viruses, denial-of-service attacks, malicious code, spam attacks, phishing or other forms of social engineering and other events that could impact the security, reliability, and availability of our systems. We are not able to protect against these events completely given the rapid evolution of new vulnerabilities and due to the increased sophistication of potential attack vectors and methods against our systems. If one or more of these events occur, they could jeopardize our own, our advisors’ or their clients’, or counterparties’ confidential and other information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our own, our advisors’ or their clients’, our counterparties’, or third parties’ operations. As a result, we could be subject to litigation, regulatory sanctions, and financial losses that are either not insured or are not fully covered through any insurance we maintain. If any person, including any of our employees or advisors, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could also be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.
The securities settlement process exposes us to risks that may expose our advisors and us to adverse movements in price.
LPL Financial provides clearing services and trade processing for our advisors and their clients and certain financial institutions. Broker-dealers that clear their own trades are subject to substantially more regulatory requirements than brokers that outsource these functions to third-party providers. Errors in performing clearing functions, including clerical, technological, and other errors related to the handling of funds and securities held by us on behalf of our advisors' clients, could lead to censures, fines, or other sanctions imposed by applicable regulatory authorities as well as losses and liability in related lawsuits and proceedings brought by our advisors’ clients and others. Any unsettled securities transactions or wrongly executed transactions may expose our advisors and us to losses resulting from adverse movements in the prices of such securities.
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
Cybersecurity requires ongoing investment and diligence against evolving threats and is subject to federal and state regulation relating to the protection of confidential information. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, to make required notifications, or to update our technologies, websites and web-based applications to comply with industry and regulatory standards. New regulations may be promulgated by relevant federal and state authorities at any time and compliance with regulatory expectations may become increasingly complex as more state regulatory authorities issue or amend regulations, which sometimes conflict, governing handling of confidential information by companies within their jurisdiction. Compliance with these regulations also could be costly and disruptive to our operations, and we cannot provide assurance that the impact of these regulations would not, either individually or collectively, be material to our business.
Our application service provider systems maintain and process confidential data on behalf of advisors and their clients, some of which is critical to our advisors’ business operations. If our application service provider systems are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, we or our advisors could experience data loss, financial loss, harm to reputation, regulatory violations, class action and commercial litigation, and significant business interruption. In addition, vulnerabilities of our external service providers could pose security risks to client information. If any such disruption or failure, real or perceived, occurs, we or our advisors may be exposed to unexpected liability, advisors or their clients may withdraw assets, our reputation may be tarnished, and there could be a material adverse effect on our business. Further, any actual or perceived breach or cybersecurity attack directed at other financial institutions or financial services companies, whether or not we are targeted, could lead to a general loss of customer confidence in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure. The occurrence of any of these events may have a material adverse effect on our business or results of operations.
Our own information technology systems are to some degree vulnerable to unauthorized access and other security risks. We rely on our advisors and employees to comply with our policies and procedures to safeguard confidential data. The failure of our advisors and employees to comply with such policies and procedures could result in the loss or wrongful use of their clients’ confidential information or other sensitive information. In addition, even if we and our advisors comply with our policies and procedures, persons who circumvent security measures could infiltrate or damage our systems or facilities and wrongfully use our confidential information or clients’ confidential information or cause interruptions or malfunctions in our operations. Cyber-attacks can be designed to collect information, manipulate or corrupt data, applications, or accounts, and to disable the functioning or use of applications or technology assets. Such activity could, among other things:

•	seriously damage our reputation;

•	allow competitors or hackers access to our proprietary business information;

•	subject us to liability for a failure to safeguard client data;

•	result in the termination of relationships with our advisors;

•	subject us to regulatory sanctions or obligations, based on state law or the authority of the SEC and FINRA to enforce regulations regarding business continuity planning or cybersecurity;

•	subject us to litigation by consumers, advisors, or other business partners that may suffer damages as a result of such activity;

•	result in inaccurate financial data reporting; and

•	require significant capital and operating expenditures to investigate and remediate the breach.

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
In light of the high volume of transactions we process, the large number of our advisors and their clients, and the increasing sophistication of malicious actors, a cyber-attack could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber-attack could take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such an attack.
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
Our continued success depends on our ability to effectively adopt new or adapt existing technologies to meet changing client, industry, and regulatory demands. The emergence of new industry standards and practices could render our existing systems obsolete or uncompetitive. There cannot be any assurance that another company will not design a similar or better platform that renders our technology less competitive.
Maintaining competitive technology requires us to make significant capital expenditures, both in the near term and longer-term. There cannot be any assurance that we will have sufficient resources to adequately update and expand our information technology systems or capabilities, or offer our services on the personal and mobile computing devices that may be preferred by our advisors and/or their clients, nor can there be any assurance that any upgrade or expansion efforts will be sufficiently timely, successful, secure and accepted by our current and prospective advisors or their clients. The process of upgrading and expanding our systems has at times caused, and may in the future cause, us to suffer system degradations, outages and failures. If our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of advisors and could harm our reputation. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our advisors and their clients. Security, stability, and regulatory risks also exist because parts of our infrastructure and software are beyond their manufacturer’s stated end of life. We are working to mitigate such risks through additional controls and increased modernization spending, although we cannot provide assurance that our risk mitigation efforts will be effective, in whole or in part.
Inadequacy or disruption of our business continuity and disaster recovery plans and procedures in the event of a catastrophe could adversely affect our business.
We have made a significant investment in our infrastructure, and our operations are dependent on our ability to protect the continuity of our infrastructure against damage from catastrophe or natural disaster, breach of security, human error, loss of power, computer and/or telecommunications failure, or other natural or man-made events. A catastrophic event could have a direct negative impact on us by adversely affecting our advisors, employees, or facilities, or an indirect impact on us by adversely affecting the financial markets or the overall economy. While we have implemented business continuity and disaster recovery plans and maintain business interruption insurance, it is impossible to fully anticipate and protect against all potential catastrophes. In addition, we depend on the adequacy of the business continuity and disaster recovery plans of our third-party service providers, including off-shore service providers, in order to prevent or mitigate service interruptions. If our business continuity and disaster recovery plans and procedures, or those of our third-party service providers, were disrupted or unsuccessful in the event of a catastrophe, we could experience a material adverse interruption of our operations.
We rely on outsourced service providers, including off-shore providers, to perform technology, processing, and support functions.
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
Any significant failures by BETA Systems or our other service providers could cause us to sustain serious operational disruptions and incur losses and could harm our reputation. These third-party service providers are also susceptible to operational and technology vulnerabilities, including cyber-attacks, security breaches, fraud, phishing attacks and computer virus, which could result in unauthorized access, misuse, loss or destruction of data, an interruption in service or other similar events that may impact our business.
We cannot assure that our third-party service providers will be able to continue to provide their services in an efficient, cost effective manner, if at all, or that they will be able to adequately expand their services to meet our needs and those of our advisors. An interruption in or the cessation of service by a third-party service provider and our inability to make alternative arrangements in a timely manner could cause a disruption to our business and could have a material impact on our ability to serve our clients. In addition, we cannot predict the costs or time that would be required to find an alternative service provider.
We have transitioned certain business and technology processes to off-shore providers, which has increased the related risks described above. For example, we rely on several off-shore service providers, operating in multiple locations, for functions related to cash management, account transfers, information technology infrastructure and support, and document indexing, among others. To the extent third-party service providers are located in foreign jurisdictions, we are exposed to risks inherent in such providers conducting business outside of the United States, including international economic and political conditions, and the additional costs associated with complying with foreign laws and fluctuations in currency values.
We expect that our regulators would hold us responsible for any deficiencies in our oversight and control of our third-party relationships and for the performance of such third parties. If there were deficiencies in the oversight and control of our third-party relationships, and if our regulators held us responsible for those deficiencies, our business, reputation, and results of operations could be adversely affected.
Risks Related to Our Business Generally
Any damage to our reputation could harm our business and lead to a loss of revenues and net income.
We have spent many years developing our reputation for integrity and superior client service, which is built upon our support for our advisors through: enabling technology, comprehensive clearing and compliance services, practice management programs and training, and independent research. Our ability to attract and retain advisors and employees is highly dependent upon external perceptions of our level of service, business practices, and financial condition. Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including:

•	litigation or regulatory actions;

•	failing to deliver minimum standards of service and quality;

•	compliance failures; and

•	unethical behavior and the misconduct of employees, advisors, or counterparties.
Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential advisors and employees, and could lead advisors to terminate their agreements with us, which they generally have the right to do unilaterally upon short notice. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us. These occurrences could lead to loss of revenue and net income.
Our business is subject to risks related to litigation, arbitration claims, and regulatory actions.
From time to time, we have been subjected to and are currently subject to legal and regulatory proceedings arising out of our business operations, including lawsuits, arbitration claims, governmental subpoenas, and regulatory, governmental and SRO inquiries, investigations, and enforcement proceedings, as well as other actions and claims. Many of our legal claims are initiated by clients of our advisors and involve the purchase or sale of investment securities, but other claims and proceedings may be, and have been, initiated by state-level and federal regulatory authorities and SROs, including the SEC, FINRA, and state securities regulators.
The outcomes of any such litigation, arbitration claims and regulatory proceedings, including inquiries, investigations and enforcement proceedings by the SEC, FINRA and state securities regulators, are difficult to predict. A negative outcome in such a matter could result in substantial legal liability, censures, penalties and fines, disgorgement of profits, restitution to customers, remediation, the issuance of cease-and-desist orders, or injunctive or other equitable relief against us. Further, such negative outcomes individually or in the aggregate may cause us significant reputational harm and could have a material adverse effect on our ability to recruit or retain financial advisors, or our results of operations, cash flows, or financial condition.
We may face liabilities for deficiencies or failures in our compliance systems and programs, as well as actual or alleged breaches of legal duties to our advisors' clients, including in respect of issues related to the suitability of the financial products we make available in our open architecture product platform or the investment advice of our advisors based on their clients' investment objectives (including, for example, alternative investments or exchange-traded funds) and certain fiduciary obligations for advice and recommendations made to our advisory clients. Moreover, the DOL Rule applicable beginning in 2017 establishes new regulatory requirements that may introduce new grounds for legal claims, including class action litigation, against us in the future for recommendations made to brokerage retirement clients. We may also become subject to claims, allegations and legal proceedings that we infringe or misappropriate intellectual property or other proprietary rights of others. In addition, we may be subject to legal proceedings related to employment matters, including wage and hour, discrimination or harassment claims.
Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks.
We have adopted policies and procedures to identify, monitor and manage our operational risk. These policies and procedures, however, may not be effective. Some of our compliance and risk evaluation functions depend upon information provided by others and public information regarding markets, clients, or other matters that are otherwise accessible by us. In some cases, however, that information may not be available, accurate, complete, or up-to-date. Also, because our advisors work in decentralized offices, additional risk management challenges may exist, including with regard to advisor office technology and information security practices. In addition, our existing policies and procedures and staffing levels may be insufficient to support a significant increase in our advisor population; such an increase may require us to increase our costs in order to maintain our compliance and risk management obligations or put a strain on our existing policies and procedures as we evolve to support a larger advisor population. If our policies and procedures are not effective or if we are not successful in capturing risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business and financial condition.
There are risks inherent in the independent broker-dealer business model.
Compared to wire houses and other employee model broker-dealers, we generally offer advisors wider choice in operating their businesses with regard to product offerings, outside business activities, office technology and supervisory model. Our approach may make it more challenging for us to comply with our supervisory and regulatory compliance obligations, particularly in light of our limited on-site supervision and the complexity of certain advisor business models.
Misconduct and errors by our employees and our advisors could result in violations of law by us, regulatory sanctions, or serious reputational or financial harm. Although we have designed policies and procedures to comply with applicable laws, rules, regulations and interpretations, we cannot always prevent misconduct and errors by our employees and our advisors, and the precautions we take to prevent and detect these activities may not be effective in all cases. Prevention and detection among our advisors, who are not our direct employees and some of whom tend to be located in small, decentralized offices, present additional challenges, particularly in the case of complex products or supervision of outside business activities. In addition, although we provide our advisors with requirements and recommendations for their office technology, we cannot fully control or monitor the extent of their implementation of our requirements and recommendations. Accordingly, we cannot assure that our advisors’ technology meets our standards, including with regard to information security. We also cannot assure that misconduct or errors by our employees or advisors will not lead to a material adverse effect on our business, or that our errors and omissions insurance will be sufficient to cover such misconduct or errors.

Our insurance coverage may be inadequate or expensive.
We are subject to claims in the ordinary course of business. These claims may involve substantial amounts of money and involve significant defense costs. It is not always possible to prevent or detect activities giving rise to claims, and the precautions we take may not be effective in all cases.
We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, excess-SIPC, business interruption, cyber and data breach, errors and omissions, and fidelity bond insurance. We have self-insurance for certain potential liabilities through a wholly-owned captive insurance subsidiary. While we endeavor to self-insure and purchase coverage that is appropriate to our assessment of our risk, we are unable to predict with certainty the frequency, nature, or magnitude of claims for direct or consequential damages. Assessing the probability of a loss occurring and the timing and amount of any loss related to a regulatory matter or a legal proceeding is inherently difficult, and there are particular uncertainties and complexities involved when assessing the potential liabilities that are self-insured by our captive insurance subsidiary. In addition, certain types of potential claims for damages cannot be insured. Our business may be negatively affected if in the future some or all of our insurance proves to be inadequate or unavailable to cover our liabilities related to legal or regulatory matters. Such negative consequences could include additional expense and financial loss, which could be significant in amount. In addition, insurance claims may harm our reputation or divert management resources away from operating our business.
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
At December 31, 2017, we had total indebtedness of $2.4 billion of which $1.5 billion is subject to floating interest rates. Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions. It could also require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes. In addition, our level of indebtedness may limit our flexibility in planning for changes in our business and the industry in which we operate, and limit our ability to borrow additional funds. If interest rates increase our interest expense would increase because borrowings under our senior secured credit agreement (“Credit Agreement”) are based on variable interest rates.
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
Our Credit Agreement and the indenture (as supplemented, “Indenture”) governing our senior unsecured notes (as defined further below, the “Notes”) permit us to incur additional indebtedness. Under our Credit Agreement and Indenture, we have the right to request additional commitments for new term loans, new revolving credit commitments and increases to then-existing term loans and revolving credit commitments, subject to certain limitations. Although the Credit Agreement and the Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute “indebtedness” as defined in the Credit Agreement or the Indenture. To the extent new debt or other obligations are added to our currently anticipated debt levels, the substantial indebtedness risks described above would increase.

A credit rating downgrade would not impact the terms of our repayment obligations under the Credit Agreement or the Indenture. However, any such downgrade would negatively impact our ability to obtain comparable rates and terms on any future refinancing of our debt and could restrict our ability to incur additional indebtedness.
Restrictions under our Credit Agreement and the Indenture governing our Notes may prevent us from taking actions that we believe would be in the best interest of our business.
Our Credit Agreement and the Indenture contains customary restrictions on our activities, including covenants that may restrict us from:

•	incurring additional indebtedness or issuing disqualified stock or preferred stock;

•	declaring dividends or other distributions to shareholders;

•	repurchasing equity interests;

•	redeeming indebtedness that is subordinated in right of payment to certain debt instruments;

•	making investments or acquisitions;

•	creating liens;

•	selling assets;

•	guaranteeing indebtedness;

•	engaging in certain transactions with affiliates;

•	entering into agreements that restrict dividends or other payments from subsidiaries; and

•	consolidating, merging, or transferring all or substantially all of our assets.
Our revolving credit facility requires us to meet specified leverage ratio and interest coverage ratio tests.
These restrictions may prevent us from taking actions that we believe would be in the best interest of our business. Our ability to comply with these restrictive covenants will depend on our future performance, which may be affected by events beyond our control. If we violate any of these covenants and are unable to obtain waivers, we would be in default under our Credit Agreement or the Indenture, as applicable, and payment of the indebtedness could be accelerated. Acceleration of our indebtedness under our Credit Agreement or the Indenture may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay that indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our common stock and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.
Provisions of our Credit Agreement and the Indenture could discourage an acquisition of us by a third-party.
Certain provisions of our Credit Agreement and the Indenture could make it more difficult or more expensive for a third-party to acquire us, and any of our future debt agreements may contain similar provisions. Upon the occurrence of certain transactions constituting a change of control, all indebtedness under our Credit Agreement may be accelerated and become due and payable and noteholders will have the right to require us to repurchase the Notes at a purchase price equal to 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to but not including the purchase date. A potential acquirer may not have sufficient financial resources to purchase our outstanding indebtedness in connection with a change of control.
Risks Related to Ownership of Our Common Stock
The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our investors.
The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to the following factors (in addition to the other risk factors described in this Item 1A):

•	actual or anticipated fluctuations in our results of operations, including with regard to interest rates or revenues associated with our cash sweep programs or key business lines;

•	variance in our financial performance from the expectations of equity research analysts;

•	conditions and trends in the markets we serve;

•	announcements of significant new services or products by us or our competitors;

•	additions or changes to key personnel;

•	the commencement or outcome of litigation or arbitration proceedings;

•	the commencement or outcome of regulatory actions, including settlements with the SEC, FINRA or state securities regulators;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	future sale of our equity securities;

•	changes in the estimation of the future size and growth rate of our markets;

•	legislation or regulatory policies, practices or actions, including developments related to the DOL Rule;

•	political developments; and

•	general economic conditions.
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
Our board of directors declared quarterly cash dividends on our outstanding common stock in 2017 and has from time to time authorized us to repurchase shares of the Company’s issued and outstanding shares of common stock. The declaration and payment of any future quarterly cash dividend or any additional repurchase authorizations will be subject to the board of directors' continuing determination that the declaration of future dividends or repurchase of our shares are in the best interests of our stockholders and are in compliance with our Credit Agreement, the Indenture and applicable law. Such determinations will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, alternative uses of capital, the general financial condition and future prospects of our business, and general business conditions.
The future payment of dividends or repurchases of shares will also depend on our ability to generate earnings and cash flows. If we are unable to generate sufficient earnings and cash flows from our business, we may not be able to pay dividends on our common stock or repurchase additional shares. In addition, our ability to pay cash dividends on our common stock and repurchase shares is dependent on the ability of our subsidiaries to pay dividends, including compliance with limitations under our Credit Agreement. Our broker-dealer subsidiary is subject to requirements of the SEC, FINRA, the CFTC, and other regulators relating to liquidity, capital standards, and the use of client funds and securities, which may limit funds available for the payment of dividends to us.

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

Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Our corporate offices are located in San Diego, California where we lease approximately 420,000 square feet of office space under a lease agreement that expires on April 30, 2029; in Fort Mill, South Carolina where we lease approximately 452,000 square feet of office space under a lease agreement that expires on October 31, 2036; and in Boston, Massachusetts where we lease approximately 69,000 square feet of space under a lease agreement that expires on June 30, 2023, with two five-year extensions at our option.
We also lease smaller administrative and operational offices in various locations throughout the United States. We believe that our existing properties are adequate for the current operating requirements of our business and that additional space will be available as needed.
Item 3.  Legal Proceedings
From time to time, we have been subjected to and are currently subject to legal and regulatory proceedings arising out of our business operations, including lawsuits, arbitration claims, and inquiries, investigations and enforcement proceedings initiated by the SEC, FINRA and state securities regulators, as well as other actions and claims.
A putative class action lawsuit has been filed against the Company and certain of its executive officers in federal district court alleging certain misstatements and omissions related to the Company’s share repurchases and financial performance in late 2015. The Company intends to defend vigorously against the lawsuit.
For a discussion of legal proceedings, see Note 12. Commitments and Contingencies, within the notes to consolidated financial statements in this Annual Report on Form 10-K. Please also see “Risk Factors - Any failure to comply with applicable federal or state laws or regulations exposes us to litigation and regulatory actions, which could increase our costs or negatively affect our reputation” and “Risk Factors – Our business is subject to risks related to litigation, arbitration claims, and regulatory actions” within Part I, “Item 1A. Risk Factors”.
Item 4.  Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ under the symbol “LPLA.” The closing sale price as of December 31, 2017 was $57.14 per share. As of that date there were 1,484 common stockholders of record based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own the Company's stock because most stock is held in the name of nominees.
The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ. The prices reflect inter-dealer prices and do not include retail markups, markdowns, or commissions.

	High	Low
2017
Fourth Quarter	$57.90	$48.13
Third Quarter	$52.27	$41.92
Second Quarter	$43.79	$37.39
First Quarter	$41.99	$35.23

2016
Fourth Quarter	$42.86	$29.09
Third Quarter	$30.56	$20.51
Second Quarter	$28.77	$20.95
First Quarter	$43.89	$15.38

Performance Graph
The following graph compares the cumulative total stockholder return (rounded to the nearest whole dollar) of the Company's common stock, the Standard & Poor’s 500 Financial Sector Index, and the Dow Jones U.S. Financial Services Index for the last five years. The graph assumes a $100 investment at the closing price on December 31, 2012 and reinvestment of the dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Company's stock.

Dividends
Cash dividends declared per share of common stock and total cash dividends paid during each quarter for the years ended December 31, 2017 and 2016 were as follows (in millions, except per share data):

	Dividend per Share Declared	Total Cash Dividend Paid
2017
Fourth quarter	$0.25	$22.5
Third quarter	$0.25	$22.5
Second quarter	$0.25	$22.6
First quarter	$0.25	$22.6

2016
Fourth quarter	$0.25	$22.3
Third quarter	$0.25	$22.3
Second quarter	$0.25	$22.3
First quarter	$0.25	$22.2
The payment, amount and timing of any future dividends will be subject to the discretion of our board of directors and will depend on a number of factors, including future earnings and cash flows, capital requirements, alternative uses of capital, general business conditions, our future prospects, contractual restrictions and covenants, and other factors that our board of directors may deem relevant. Our Credit Agreement and Indenture governing the Notes contain restrictions on our activities, including paying dividends on our capital stock. For an explanation of these restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt and Related Covenants”. In addition, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval, potentially impeding our ability to receive dividends from LPL Financial.
Securities Authorized for Issuance Under Equity Compensation Plans
The table below sets forth information on compensation plans under which our equity securities are authorized for issuance as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,840,020	$31.79	7,813,333
Equity compensation plans not approved by security holders	26,479	$22.45
Total	4,866,499	$31.73	7,813,333
___________________

(1)	Includes shares available for future issuance under our amended and restated 2010 Omnibus Equity Incentive Plan.
As of December 31, 2017, we had 26,479 warrants outstanding to purchase common stock under our 2008 LPL Investment Holdings Inc. Financial Institution Incentive Plan (the “Financial Institution Incentive Plan”), which has not been approved by security holders. Grants have not been made under this plan since our initial public offering in 2010. The exercise price of the outstanding warrants is equal to the fair market value on the grant date. Warrant awards vested in equal increments over a five-year period and expire on the 10th anniversary following the date of grant.

Purchases of Equity Securities by the Issuer
The table below sets forth information regarding repurchases on a monthly basis during the fourth quarter of 2017:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
October 1, 2017 through October 31, 2017	62,000	$49.48	62,000	138,252,824
November 1, 2017 through November 30, 2017	541,000	$49.80	541,000	111,324,022
December 1, 2017 through December 31, 2017	—	$—	—	500,000,000
Total	603,000	$49.76	603,000
_____________________

(1)	See Note 13. , within the notes to consolidated financial statements for additional information.

Item 6.  Selected Financial Data
The following table sets forth selected historical financial information for the past five fiscal years. The selected historical financial information presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of income data for the years ended December 31, 2017, 2016, and 2015 and the consolidated statements of financial condition data as of December 31, 2017 and 2016 from our audited financial statements included in this Annual Report on Form 10-K. We have derived the consolidated statements of income data for the years ended December 31, 2014 and 2013 and consolidated statements of financial condition data as of December 31, 2015, 2014, and 2013 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2017	2016	2015	2014	2013
Consolidated statements of income data (In thousands, except per share data):
Net revenues	$4,281,481	$4,049,383	$4,275,054	$4,373,662	$4,140,858
Total expenses	$3,916,911	$3,751,867	$3,992,499	$4,078,965	$3,849,555
Income before provision for income taxes	$364,570	$297,516	$282,555	$294,697	$291,303
Provision for income taxes	$125,707	$105,585	$113,771	$116,654	$109,446
Net income	$238,863	$191,931	$168,784	$178,043	$181,857
Per share data:
Earnings per basic share	$2.65	$2.15	$1.77	$1.78	$1.74
Earnings per diluted share	$2.59	$2.13	$1.74	$1.75	$1.72
Cash dividends paid per share	$1.00	$1.00	$1.00	$0.96	$0.65

	December 31,
	2017	2016	2015	2014	2013
Consolidated statements of financial condition data (In thousands):
Cash and cash equivalents	$811,136	$747,709	$724,529	$412,332	$516,584
Total assets	$5,358,751	$4,834,926	$4,521,061	$4,041,930	$4,027,114
Total long-term borrowings, net	$2,385,022	$2,175,436	$2,188,240	$1,625,195	$1,519,379

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
Overview
We are a leader in the retail financial advice market and the nation's largest independent broker-dealer. We enable independence for financial advisors by providing the capabilities, technology, and service they need, so they can focus on serving their clients. Our services include advisory and brokerage platforms, portfolio construction, integrated technology and services, comprehensive clearing and compliance services, practice management programs and training, and independent research. We provide our brokerage and investment advisory services to more than 15,000 independent financial advisors, including financial advisors at approximately 700 financial institutions across the country, enabling them to provide their retail investors with objective financial advice through a lower conflict model. Through our advisors, we are one of the largest distributors of financial products and services in the United States.
We believe that objective financial guidance is a fundamental need for everyone. We enable our advisors to focus on what they do best—create the personal, long-term relationships that are the foundation for turning life’s aspirations into financial realities. We do that through a singular focus on providing our advisors with the front-, middle-, and back-office support they need to serve the large and growing market for independent investment advice. We believe that we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services, and open architecture access to a wide range of non-proprietary products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting, and market-making.
We believe investors achieve better outcomes when working with a financial advisor. We strive to make it easy for advisors to do what is best for their clients, while protecting advisors and investors and promoting independence and choice through access to a wide range of diligently evaluated non-proprietary products.
Executive Summary
Financial Highlights
Results for the year ended December 31, 2017 included net income of $238.9 million, or $2.59 per share, which compares to $191.9 million, or $2.13 per share, for the year ended 2016. Increased asset based fee revenue and advisory fee revenue contributed to the earnings per share growth.
Asset Growth Trends
Total brokerage and advisory assets served were $615.1 billion as of December 31, 2017, up 20.7% from $509.4 billion as of December 31, 2016. Total net new assets were $43.4 billion for the year ended December 31, 2017, compared to $5.9 billion for the same period in 2016. Our total brokerage and advisory assets served as of December 31, 2017 included $34.4 billion in assets from the first wave of advisors that we onboarded (“Wave 1”) in connection with the NPH Acquisition.
Net new advisory assets were $32.8 billion for the year ended December 31, 2017, compared to $13.7 billion in 2016. As of December 31, 2017, our advisory assets had grown to $273.0 billion from the prior year end balance of $211.6 billion and represented 44.4% of total advisory and brokerage assets served.
Net new brokerage assets totaled inflows of $10.6 billion for the year ended December 31, 2017, compared to outflows of $7.8 billion in 2016. As of December 31, 2017, our brokerage assets had grown to $342.1 billion from the prior year end balance of $297.8 billion. The addition of brokerage assets from Wave 1 advisors more than offset the brokerage outflows that otherwise occurred during the year.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, of $1,554.8 million for the year ended December 31, 2017, increased 11.5% from $1,394.3 million for the year ended December 31, 2016. Management presents gross profit, which is calculated as net revenues less commission and advisory expenses and brokerage, clearing, and exchange fees, because we believe that measure may be useful to investors in evaluating the Company’s core operating performance before indirect costs that are general and administrative in nature. See footnote 8 to the Financial Metrics table within the "How We Evaluate Our Business" section for additional information on gross profit. The increase in period-over-period gross profit was primarily due to increases in cash sweep revenue from the impact of the increases in the target range for the federal funds effective rate announced in each of March, June and December 2017, increase in other asset based revenue from market gains, increases in advisory revenues resulting from net new assets and market gains as represented by higher levels of the S&P 500 index.
Acquisition of NPH
On August 15, 2017, we entered into the Asset Purchase Agreement with the NPH Sellers to acquire certain assets and rights of the NPH Sellers, including business relationships with financial advisors who become affiliated with LPL Financial. We paid $325 million to the NPH Sellers at closing and have agreed to a potential contingent payment of up to $122.8 million. We onboarded $34.2 billion in brokerage and advisory assets from NPH in Wave 1, including $26.5 billion in brokerage assets and $7.7 billion in advisory assets.
Capital Management Activity
We returned $204.0 million of capital to shareholders during the year, including $90.3 million of dividends and $113.7 million of share repurchases (representing 2,619,532 shares).
On March 10, 2017, we refinanced our entire debt structure by issuing $1.7 billion of new term loan debt (“Term Loan B”) and $500.0 million aggregate principal amount of 5.75% senior unsecured notes. Under the terms of the refinanced debt structure, we extended our average maturities; diversified our funding sources to include fixed rate senior notes; removed maintenance covenants from our term loans; and increased the borrowing capacity of our undrawn revolver by $100 million. We also lowered the LIBOR spread on our term loan by 150 basis points, which lowered the interest expenses of our debt structure.
On September 21, 2017 we issued $400 million in aggregate principal amount of add-on senior unsecured notes above par at a yield to worst of 5.12% (coupon rate of 5.75%). We used $200 million in proceeds of the offering to pay down a portion of our Term Loan B, and we plan to use the remaining proceeds for general corporate purposes, including funding costs related to the NPH Acquisition. As a result of the refinancing, we also reduced the spread on the interest rates on our term loan and revolving credit facility by 25 basis points each.
Our Sources of Revenue
Our revenues are derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust, and reporting platforms. We also generate asset-based revenues through our cash sweep programs and the access that we provide to a variety of product providers with the following product lines:

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
The table below summarizes the sources and drivers of our revenue:

			For the Year Ended December 31, 2017
	Sources of Revenue	Primary Drivers	Net Revenues (millions)	% of Total Net Revenue	Recurring Revenues (millions)	% Recurring
Advisor-driven revenue with ~85%-90% payout ratio	Commission	- Sales - Transactions - Brokerage asset levels	$1,671	39.0%	968	57.9%
	Advisory	- Corporate advisory asset levels	$1,409	32.9%	1,403	99.6%
Attachment revenue retained by us	Asset-Based - Cash Sweep Fees - Sponsorship Fees - Record Keeping	- Cash balances - Interest rates - Number of accounts - Client asset levels	$708	16.6%	700	98.9%
	Transaction and Fee - Trades - Client (Investor) Accounts - Advisor Seat and Technology	- Client activity - Number of clients - Number of advisors - Number of accounts - Premium technology subscribers	$425	9.9%	247	58.1%
	Other	- Margin accounts - Alternative investment transactions	$68	1.6%	27	39.7%
	Total		$4,281	100.0%	$3,345	78.1%

How We Evaluate Our Business
We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our business and key financial metrics are as follows:

	December 31,
Operating Metrics	2017	2016	2015
Advisory assets (in billions)(1)(2)	$273.0	$211.6	$187.2
Brokerage assets (in billions)(1)(3)	342.1	297.8	288.4
Total Brokerage and Advisory Assets served(in billions)(1)	$615.1	$509.4	$475.6

Net new advisory assets (in billions)(4)	$32.8	$13.7	$16.7
Net new brokerage assets (in billions)(5)	10.6	(7.8)	(7.6)
Total Brokerage and Advisory Net New Assets (in billions)	$43.4	$5.9	$9.1

Insured cash account balances (in billions)(1)	$22.9	$22.8	$20.9
Deposit cash account balances (in billions)(1)	4.2	4.4	—
Money market account balances (in billions)(1)	2.7	4.1	8.1
Total Cash Sweep Balances	$29.8	$31.3	$29.0

Advisors	15,210	14,377	14,054

	Years Ended December 31,
Financial Metrics	2017	2016	2015
Total net revenues (in millions)	$4,281.5	$4,049.4	$4,275.1
Recurring revenue as a % of net revenue	78.1%	74.4%	71.5%
Pre-Tax income (in millions)	$364.6	$297.5	$282.6
Net income (in millions)	$238.9	$191.9	$168.8
Earnings per share (diluted)	$2.59	$2.13	$1.74
Recurring gross profit rate(6)	82.6%	81.2%	80.3%

Non-GAAP Financial Measures(7)
Gross profit (in millions)(8)	$1,554.8	$1,394.3	$1,357.7
Gross profit growth from prior period(8)	11.5%	2.7%	2.4%
Gross profit as a % of net revenue(8)	36.3%	34.4%	31.8%
____________________

(1)
Brokerage and advisory assets are comprised of assets that are custodied, networked, and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Insured cash account balances, money market account balances, and beginning in July 2016, deposit cash account balances are also included in brokerage and advisory assets served. Our brokerage and advisory assets do not include retirement plan assets, which are custodied with various third-party providers and supported by advisors licensed with LPL Financial. The Company estimated such assets at $134.9 billion, representing approximately 41,000 retirement plans, at December 31, 2017.

(2)
Advisory assets consists of total advisory assets under custody at LPL Financial, consisting of total assets on LPL Financial's corporate advisory platform serviced by advisors who are investment advisor representatives of LPL Financial and assets on LPL Financial's independent advisory platform serviced by advisors who are investment advisor representatives of separate investment advisor firms (“Hybrid RIAs”) rather than of LPL Financial. See “Results of Operations” for a tabular presentation of advisory assets.

(3)	Brokerage assets consist of assets serviced by advisors licensed with LPL Financial.

(4)
Net new advisory assets consist of total client deposits into custodied advisory accounts less total client withdrawals from custodied advisory accounts. We consider conversions from and to brokerage accounts as deposits and withdrawals, respectively.

(5)
Net new brokerage assets consist of total client deposits into brokerage accounts less total client withdrawals from brokerage accounts. We consider conversions from and to advisory accounts as deposits and withdrawals, respectively.

(6)
Recurring gross profit rate refers to the percentage of our gross profit, a non-GAAP financial measure, that was recurring for the period presented. Our management tracks recurring gross profit, a characterization of gross profit and a statistical measure, which is defined to include our revenues from asset-based fees, advisory fees, trailing commissions, cash sweep programs, and certain other fees that are based upon the number of client accounts and advisors, less the expenses associated with such revenues and certain other recurring expenses not specifically associated with a revenue line. Our management allocates such other recurring expenses, such as non-GDC sensitive production expenses, on a pro-rata basis against specific revenue lines at its discretion.  Because certain sources of recurring gross profit are associated with asset balances, they will fluctuate depending on the market values and current interest rates. Accordingly, our recurring gross profit can be negatively impacted by adverse external market conditions. However, our management believes that recurring gross profit is meaningful despite these fluctuations because it is not dependent upon transaction volumes or other activity-based revenues, which are more difficult to predict, particularly in declining or volatile markets

(7)
Our management believes that presenting certain non-GAAP financial measures by excluding or including certain items can be helpful to investors and analysts who may wish to use some or all of this information to analyze our current performance, prospects, and valuation. Our management uses this non-GAAP information internally to evaluate operating performance and in formulating the budget for future periods. Our management believes that the non-GAAP financial measures and metrics presented above and discussed below are appropriate for evaluating the performance of the Company.

(8)
Set forth below is a calculation of gross profit (in millions), calculated as net revenues less commission and advisory expenses and brokerage, clearing, and exchange fees. All other expense categories, including depreciation and amortization of fixed assets and amortization of intangible assets, are considered general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP financial measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can be useful to investors because they show our core operating performance before indirect costs that are general and administrative in nature.

	Years Ended December 31,
Gross Profit	2017	2016	2015
Total net revenues (in millions)	$4,281.5	$4,049.4	$4,275.1
Commission and advisory expense (in millions)	2,669.6	2,600.6	2,864.8
Brokerage, clearing, and exchange fees (in millions)	57.1	54.5	52.6
Gross profit (in millions)	$1,554.8	$1,394.3	$1,357.7
Legal & Regulatory Matters
As a regulated entity, we are subject to regulatory oversight and inquiries related to, among other items, our compliance and supervisory systems and procedures and other controls, as well as our disclosures, supervision and reporting. The environment of additional regulation, increased regulatory compliance obligations, and enhanced regulatory enforcement has resulted, and may result in the future, in additional operational and compliance costs, as well as increased costs in the form of penalties and fines, investigatory and settlement costs, customer restitution, and remediation related to regulatory matters. For additional information, see the “Risks Related to Our Regulatory Environment” and the “Risks Related to Our Business Generally” sections within Part I, “Item 1A. Risk Factors”. In the ordinary course of business, we periodically identify or become aware of purported inadequacies, deficiencies, and other issues. It is our policy to evaluate these matters for potential securities law or regulatory violations, and other potential compliance issues. It is also our policy to self-report known violations and issues as required by applicable law and regulation. When deemed probable that matters may result in financial losses, we accrue for those losses based on an estimate of possible fines, customer restitution, and losses related to the repurchase of sold securities and other losses, as applicable. Certain regulatory and other legal claims and losses may be covered through our wholly-owned captive insurance subsidiary, which is chartered with the insurance commissioner in the state of Tennessee. Assessing the probability of a loss occurring and the timing and amount of any loss related to a regulatory matter or a legal proceeding is inherently difficult and requires judgments based on a variety of factors and assumptions. There are particular uncertainties and complexities involved when assessing the potential liabilities that are self-insured by our captive insurance subsidiary.

Our accruals, including those established through the captive insurance company at December 31, 2017, include estimated costs for significant regulatory matters, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.
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
In June 2017, the DOL issued the DOL Rule and related exemptions became applicable. The DOL Rule broadens the circumstances in which we and our advisors may be considered a “fiduciary” with respect to certain accounts that are subject to the ERISA, and the prohibited transaction rules under section 4975 of the Internal Revenue Code. These types of accounts include many employer-sponsored retirement plans and individual retirement accounts (“IRAs”). The DOL also finalized certain prohibited transaction exemptions that allow investment advisors to receive compensation for providing investment advice under arrangements that would otherwise be prohibited due to conflicts of interest. The full implementation date for conditions under related exemptions has been delayed until July 1, 2019 as the DOL is undertaking a study and reconsideration of the rule and its impacts. Because ERISA plans and IRAs comprise a significant portion of our business, we continue to expect that compliance with the DOL Rule and reliance on new and amended prohibited transaction exemptions will require increased legal, compliance, information technology, and other costs and could lead to a greater risk of class action lawsuits and other litigation. It is also unclear how and whether other regulators, including the SEC, FINRA, banking regulators, and the state securities and insurance regulators may respond to, or enforce elements of, the DOL Rule or develop their own similar laws and regulations. Moreover, the DOL’s ongoing study and reconsideration of the DOL Rule, and changes thereto, impacts the degree and timing of the effect of the DOL Rule on our business in ways which cannot now be anticipated or planned for, which may have further impacts on our products and services, and results of operations.
Acquisitions, Integrations, and Divestitures
From time to time we undertake acquisitions or divestitures based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented.
On August 15, 2017, we entered into the Asset Purchase Agreement with the NPH Sellers to acquire certain assets and rights of the NPH Sellers, including the NPH Sellers' business relationships with financial advisors who become affiliated with LPL Financial. We paid $325 million to the NPH Sellers at closing, which occurred on August 15, 2017, and have agreed to a potential contingent payment of up to $122.8 million (the “NPH Contingent Payment”). The NPH Contingent Payment would be paid on an interpolated basis based on the percentage of transferred GDC, as determined under the Asset Purchase Agreement, between 72% and 93.5%. No NPH Contingent Payment would be due in the event that the transferred GDC percentage is less than 72%. We have incurred and expect to further incur increased costs related to this transaction, including: compensation and benefits expense related to the additional staffing, as well as contingent labor costs, needed to support the onboarding of the former NPH advisors and their clients to our systems, as well as to provide ongoing support to the increases in the number of advisors, clients and total assets served on our platform; fees for account closure and transfers that we agreed to pay on behalf of former NPH advisors; onboarding financial assistance costs for advisors joining LPL Financial; premium expense for insurance coverage through our captive insurance subsidiary; and technology capacity investments to support the expected increase in demands on our systems. We expect the incurrence of these costs to be largely complete by mid-2018. We also anticipate an increase to amortization related to the purchased intangible assets under the Asset Purchase Agreement. See Note 3 Acquisitions, within the notes to the consolidated financial statements for further detail. There have been no other material acquisitions, integrations, or divestitures during the twelve months ended December 31, 2017 or December 31, 2016.

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets. In the United States, economic data pointed to steady economic growth in the second half of 2017. According to the most recent estimate by the Bureau of Economic Analysis, real gross domestic product (“GDP”) grew at an annualized rate of 2.6% in the fourth quarter of 2017 following growth of 3.2% in the third quarter. These estimates translate to an overall growth rate over the last four quarters at 2.5%, slightly higher than the average for the expansion. Data received in the first quarter so far suggests continued growth near 3%. Growth has been supported by a healthy labor market, generally steady consumer spending, signs of improved business investment, and continued low (although rising) interest rates. Stronger global growth has also provided support, with global GDP growth picking up from 2.4% in 2016 to an estimated 3.0% in 2017. U.S. business and consumer confidence have remained elevated, with only modest declines since the run-up following the U.S. elections in November 2016. Despite economic stability and a healthy labor market, core inflation has remained below the Federal Reserve’s (“Fed”) 2% target.
Economic expectations for 2018 shifted as the Tax Cut and Jobs Act, signed into law by President Trump on December 22, 2017 approached passage. Analysis by Congress’ non-partisan Joint Committee on Taxation estimated the new law would add an average of 0.7% growth to annual GDP compared to the current law baseline over the next 10 years while adding approximately $1.1 trillion to the deficit. While a prospective rise in U.S. economic growth to near 3% may seem modest by historical standards, it would still be above the Congressional Budget Office’s estimate of potential GDP growth; and could be enough to further tighten the labor market, push wages higher, and increase the probability of the Fed following through on its median projected rate path of three more rate hikes in 2018.
Equity volatility remained low in the fourth quarter of 2017 as it had been throughout the year, but has picked up early in the first quarter of 2018, while broad measures of financial stress remain largely subdued. The S&P 500 Index further extended the bull market that began in March 2009 in the fourth quarter and posted a total return of 21.8% in 2017, supported by solid earnings growth, while international developed and emerging market stocks also performed well. The 10-year Treasury yield rose over much of the fourth quarter and into January of 2018, enabling it to finish 2017 near where it started after declining for much of the first half of the year. The broad Bloomberg Barclays Aggregate Bond Index posted a modest gain in the fourth quarter and a total return of 3.5% in 2017. Stable financial conditions during the fourth quarter helped more economically sensitive fixed income sectors generally outperform higher quality sectors both over the quarter and over the year.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” for more information about the risks associated with significant interest rate changes, and the potential related effects on our profitability and financial condition. Following the conclusion of its January 30 - 31, 2018 policy meeting, the Fed’s policy arm, the Federal Open Market Committee (“FOMC”), announced that it was maintaining a federal funds target range of 1.25 - 1.50%. In its policy statement, the FOMC upgraded language describing the economy, characterizing recent gains in unemployment, household spending, and business fixed investment as “solid.” Despite increased growth expectations, the statement noted little change in long-term inflation expectations. On February 5, 2018, then-current Fed board member Jerome Powell was sworn in as the 16th chair of the Fed, replacing the prior chair Janet Yellen.

Results of Operations
The following discussion presents an analysis of our results of operations for the years ended December 31, 2017, 2016, and 2015.

	Years Ended December 31,			Percentage Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In thousands)
REVENUES
Commission	$1,670,824	$1,737,435	$1,976,845	(3.8)%	(12.1)%
Advisory	1,409,247	1,289,681	1,352,454	9.3%	(4.6)%
Asset-based	708,333	556,475	493,687	27.3%	12.7%
Transaction and fee	424,667	415,715	401,948	2.2%	3.4%
Interest income, net of interest expense	24,473	21,282	19,192	15.0%	10.9%
Other	43,937	28,795	30,928	52.6%	(6.9)%
Total net revenues	4,281,481	4,049,383	4,275,054	5.7%	(5.3)%
EXPENSES
Commission and advisory	2,669,599	2,600,624	2,864,813	2.7%	(9.2)%
Compensation and benefits	456,918	436,557	440,049	4.7%	(0.8)%
Promotional	171,661	148,612	139,198	15.5%	6.8%
Depreciation and amortization	84,071	75,928	73,383	10.7%	3.5%
Amortization of intangible assets	38,293	38,035	38,239	0.7%	(0.5)%
Occupancy and equipment	97,332	92,956	84,112	4.7%	10.5%
Professional services	71,407	67,128	64,522	6.4%	4.0%
Brokerage, clearing, and exchange	57,047	54,509	52,516	4.7%	3.8%
Communications and data processing	44,941	44,453	46,871	1.1%	(5.2)%
Restructuring charges	—	—	11,967	—%	(100.0)%
Other	96,210	96,587	117,693	(0.4)%	(17.9)%
Total operating expenses	3,787,479	3,655,389	3,933,363	3.6%	(7.1)%
Non-operating interest expense	107,025	96,478	59,136	10.9%	63.1%
Loss on extinguishment of debt	22,407	—	—	100.0%	—%
INCOME BEFORE PROVISION FOR INCOME TAXES	364,570	297,516	282,555	22.5%	5.3%
PROVISION FOR INCOME TAXES	125,707	105,585	113,771	19.1%	(7.2)%
NET INCOME	$238,863	$191,931	$168,784	24.5%	13.7%

Revenues
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under United States GAAP. In August 2015, the FASB deferred the effective date for implementation of ASU 2014-09 by one year and it is now effective for annual reporting periods beginning after December 15, 2017. We adopted the provisions of this guidance on January 1, 2018 using the modified retrospective approach. The adoption did not have a material impact on our revenue recognition but will impact the disclosures within the notes to the consolidated financial statements.
Commission Revenues
We generate two types of commission revenues: sales-based commissions and trailing commissions. Sales-based commission revenues, which occur when clients trade securities or purchase various types of investment products, primarily represent gross commissions generated by our advisors. The levels of sales-based commission revenues can vary from period to period based on the overall economic environment, number of trading days in the reporting period, and investment activity of our advisors' clients. Trailing commission revenues (commissions that are paid over time, such as 12(b)-1 fees) are recurring in nature and are earned based on the market value of investment holdings in trail-eligible assets. We earn trailing commission revenues primarily on mutual funds and variable annuities held by clients of our advisors.
The following table sets forth our commission revenue, by product category, included in our consolidated statements of income (dollars in thousands):

	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Variable annuities	$672,236	$686,667	$774,610	$(14,431)	(2.1)%	$(87,943)	(11.4)%
Mutual funds	534,639	538,490	591,049	(3,851)	(0.7)%	(52,559)	(8.9)%
Alternative investments	27,112	34,927	133,092	(7,815)	(22.4)%	(98,165)	(73.8)%
Fixed annuities	141,290	185,060	157,975	(43,770)	(23.7)%	27,085	17.1%
Equities	79,180	83,696	97,505	(4,516)	(5.4)%	(13,809)	(14.2)%
Fixed income	104,037	86,364	90,940	17,673	20.5%	(4,576)	(5.0)%
Insurance	71,352	74,910	81,108	(3,558)	(4.7)%	(6,198)	(7.6)%
Group annuities	40,437	46,526	49,890	(6,089)	(13.1)%	(3,364)	(6.7)%
Other	541	795	676	(254)	(31.9)%	119	17.6%
Total commission revenue	$1,670,824	$1,737,435	$1,976,845	$(66,611)	(3.8)%	$(239,410)	(12.1)%

The following table sets forth our commission revenue, by sales-based and trailing commission revenue (dollars in thousands):

	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
Sales-based	2017	2016	2015	$ Change	% Change	$ Change	% Change
Variable annuities	$201,626	$245,393	$320,552	$(43,767)	(17.8)%	$(75,159)	(23.4)%
Mutual funds	134,327	144,199	171,622	(9,872)	(6.8)%	(27,423)	(16.0)%
Alternative investments	14,289	28,304	125,428	(14,015)	(49.5)%	(97,124)	(77.4)%
Fixed annuities	121,697	174,271	151,450	(52,574)	(30.2)%	22,821	15.1%
Equities	79,180	83,696	97,505	(4,516)	(5.4)%	(13,809)	(14.2)%
Fixed income	80,919	66,647	70,430	14,272	21.4%	(3,783)	(5.4)%
Insurance	65,426	69,162	74,370	(3,736)	(5.4)%	(5,208)	(7.0)%
Group annuities	4,565	5,920	7,569	(1,355)	(22.9)%	(1,649)	(21.8)%
Other	541	795	676	(254)	(31.9)%	119	17.6%
Total sales-based revenue	$702,570	$818,387	$1,019,602	$(115,817)	(14.2)%	$(201,215)	(19.7)%
Trailing
Variable annuities	$470,610	$441,274	$454,058	$29,336	6.6%	$(12,784)	(2.8)%
Mutual funds	400,312	394,291	419,427	6,021	1.5%	(25,136)	(6.0)%
Alternative investments	12,823	6,623	7,664	6,200	93.6%	(1,041)	(13.6)%
Fixed annuities	19,593	10,789	6,525	8,804	81.6%	4,264	65.3%
Fixed income	23,118	19,717	20,510	3,401	17.2%	(793)	(3.9)%
Insurance	5,926	5,748	6,738	178	3.1%	(990)	(14.7)%
Group annuities	35,872	40,606	42,321	(4,734)	(11.7)%	(1,715)	(4.1)%
Total trailing revenue	$968,254	$919,048	$957,243	$49,206	5.4%	$(38,195)	(4.0)%
Total commission revenue	$1,670,824	$1,737,435	$1,976,845	$(66,611)	(3.8)%	$(239,410)	(12.1)%
The decrease in sales-based commission revenue in 2017 compared with 2016 was primarily due to a decrease in activity for fixed and variable annuities, partially offset by an increase in fixed income commissions that were primarily driven by the anticipation of the federal funds rate increases announced in March, June and December 2017 respectively. Fixed and variable annuities commissions were primarily affected by marketplace uncertainties in response to the DOL Rule, which became applicable on June 9, 2017 but the full implementation date for conditions under related exemptions for which was delayed until July 1, 2019, and changes in commission structures.
Trailing revenues are recurring in nature and the slight increase in 2017 revenue reflects an increase in the market value of the underlying assets.
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
The slight decrease in 2016 trailing revenues reflects a decrease in the market value of the underlying assets.

The following table summarizes activity in brokerage assets for the periods presented (in billions):

	Years Ended December 31,
	2017	2016	2015
Beginning balance at January 1	$297.8	$288.4	$299.3
Net new brokerage assets	10.6	(7.8)	(7.6)
Market impact (1)	33.7	17.2	(3.3)
Ending balance at December 31	$342.1	$297.8	$288.4

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, with the remainder representing the implied growth or decline in asset balances due to market changes over the same period of time.

Advisory Revenues
Advisory revenues primarily represent fees charged on our corporate RIA platform provided through LPL Financial to clients of our advisors based on the value of their advisory assets. Advisory fees are billed to clients at the beginning of the period, on either a calendar quarter or non-calendar quarter basis of their choice, and are recognized as revenue ratably during the quarter. The majority of our accounts are billed in advance using values as of the last business day of each calendar quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. Advisory revenues collected on our corporate RIA platform are proposed by the advisor and agreed to by the client and average 1.0% of the underlying assets. The maximum fees charged for these accounts as of December 31, 2017 was 3.0%.
We also support Hybrid RIAs, through our Hybrid RIA platform, which allows advisors to engage us for technology, clearing, and custody services, as well as access to the capabilities of our investment platforms. Most financial advisors associated with Hybrid RIAs carry their brokerage license with LPL Financial and access our fully-integrated brokerage platform under standard terms, although some financial advisors associated with Hybrid RIAs do not carry a brokerage license with us. The assets held under a Hybrid RIA's investment advisory accounts custodied with LPL Financial are included in our total advisory and brokerage assets, net new advisory assets, and advisory assets under custody metrics. However, the advisory revenue generated by a Hybrid RIA is earned by the Hybrid RIA, and accordingly is not included in our advisory revenue. We charge separate fees to Hybrid RIAs for technology, clearing, administrative, oversight and custody services. The administrative fees collected on our Hybrid RIA platform vary and can reach a maximum of 0.6% of the underlying assets as of December 31, 2017.
Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.
The following table summarizes activity in advisory assets under custody for the periods presented (in billions):

	Years Ended December 31,
	2017	2016	2015
Beginning balance at January 1	$211.6	$187.2	$175.8
Net new advisory assets	32.8	13.7	16.7
Market impact (1)	28.6	10.7	(5.3)
Ending balance at December 31	$273.0	$211.6	$187.2

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, with the remainder representing the implied growth or decline in asset balances due to market changes over the same period of time.

Net new advisory assets for the years ended December 31, 2017, 2016, and 2015 had a limited impact on advisory fee revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory fee revenue. The revenue for any particular quarter is primarily driven by each of the prior quarter's month-end advisory asset under management.
The growth in advisory revenue from 2016 to 2017 was due to net new advisory assets resulting from our recruiting efforts and strong advisor productivity, as well as market gains. The higher levels of the S&P 500 index, brokerage to advisory account conversions and the NPH Acquisition all contributed to the growth in our advisory assets during 2017.
The growth in advisory revenue from 2015 to 2016 was due to net new advisory assets resulting from our recruiting efforts and strong advisor productivity, as well as market gains as represented by higher levels of the S&P 500 index.
Assets on our Hybrid RIA platform have been growing rapidly through the recruiting of new advisors and the transition of existing advisors onto that platform. This continued shift of advisors to our Hybrid RIA platform has caused the growth in advisory revenue to appear to lag behind the rate of growth of advisory assets as we earn administrative and other fees discussed above as opposed to earning advisory fees.
The following table summarizes the composition of total advisory assets under custody for the periods noted (in billions):

	December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Corporate platform advisory assets	$160.0	$127.0	$121.4	$33.0	26.0%	$5.6	4.6%
Hybrid platform advisory assets	113.0	84.6	65.8	28.4	33.6%	18.8	28.6%
Total Advisory Assets	$273.0	$211.6	$187.2	$61.4	29.0%	$24.4	13.0%
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
Asset-based revenues for the year ended December 31, 2017, increased to $708.3 million, or 27.3%, from $556.5 million compared with the same period in 2016. The increase is due primarily to increased revenues from our cash sweep programs. Cash sweep revenues increased to $301.4 million for the year ended December 31, 2017, from $173.7 million for the year ended December 31, 2016, due to the impact of the increase in the target range for the federal funds effective rate, partially offset by lower cash sweep balances. For the year ended December 31, 2017, our average cash sweep balances decreased to $28.7 billion compared to $29.9 billion for the year ended December 31, 2016.
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
Transaction and fee revenues increased in 2017 compared to 2016 primarily due to a new fee announced in 2017 for alternative investments, which was effective for 2016 but billed and recorded in 2017, and a higher volume of fixed income transactions related to the federal funds rate increases in March, June and December 2017, partially offset by a decrease in account termination fees that resulted from an institutional client departure in 2016 that did not repeat in 2017.
Transaction and fee revenues increased in 2016 compared to 2015 primarily due to higher transaction volumes on eligible trades and fees generated from advisory programs due to greater market volatility as well as the increase in account termination fees which resulted from the departure of an institutional client.
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
Other revenues increased for the year ended December 31, 2017, compared to the same period in 2016 primarily due to an increase of $14.2 million in realized and unrealized gains on assets held in our advisor nonqualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan, partially offset by a decrease in alternative investment marketing allowances.
Other revenues decreased for the year ended December 31, 2016, compared to the same period in 2015 primarily due to decreases in alternative investment marketing allowances of $18.1 million associated with a decline in related sales due to marketplace uncertainties in response to regulatory changes, which were partially offset by an increase of $13.1 million in realized and unrealized gains on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan.
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

The following table shows the components of our production payout and total payout ratios, each of which is a statistical or operating measure:

	Years Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Base payout rate(1)	82.87%	82.77%	83.22%	10	bps	(45	) bps
Production based bonuses	2.66%	2.64%	2.72%	2	bps	(8	) bps
GDC sensitive payout	85.53%	85.41%	85.94%	12	bps	(53	) bps
Non-GDC sensitive payout(2)	1.14%	0.50%	0.11%	64	bps	39	bps
Total payout ratio	86.67%	85.91%	86.05%	76	bps	(14	) bps
_______________________________

(1)	Our production payout ratio is calculated as commission and advisory expenses, divided by GDC (see description above).

(2)
Non-GDC sensitive payout includes share-based compensation expense from equity awards granted to advisors and financial institutions and mark-to-market gains or losses on amounts designated by advisors as deferred.

Our total payout ratio increased for the year ended December 31, 2017 compared with the same period in 2016 primarily due to an increase in non-GDC sensitive payout, which includes advisor deferred compensation and advisor share-based compensation.
Our total payout ratio for the year ended December 31, 2016 compared with the same period in 2015 remained relatively unchanged but was primarily affected by the transition of advisors from our corporate RIA platform to our Hybrid RIA platform, and a decrease in our production bonuses correlating to lower sales during the period, offset by higher advisor share-based compensation following increases in our stock price.
Compensation and Benefits Expense
Compensation and benefits expense includes salaries and wages and related benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

	Years Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Average number of employees	3,469	3,320	3,382	4.5%	(1.8)%
The increase in compensation and benefits for 2017 compared with 2016 was primarily driven by higher recruiter compensation pursuant to incentive compensation plans, an increase in contingent labor for DOL Rule implementation and to support the NPH Acquisition and an increase in salary expense as a result of an increase in headcount and annual merit pay increases, partially offset by an increase in capitalized salary and benefits associated with technology projects.
The decrease in compensation and benefits for 2016 compared with 2015 was primarily driven by the decrease in salaries associated with the decline in our average number of full-time employees combined with an increase in capitalized salary and benefits associated with technology projects, which were offset by increased bonus funding in 2016 compared with 2015.
Promotional Expense
Promotional expenses include costs related to our hosting of certain advisor conferences that serve as training, sales, and marketing events, as well as business development costs related to recruiting, such as transition assistance and amortization related to forgivable loans issued to advisors.
The increase in promotional expense for 2017 compared with 2016 was primarily driven by an increase in costs associated with advisor transition assistance and recruiter promotions related to NPH Wave 1 onboarding, partially offset by a decrease in amounts paid as advisor referral bonuses.
The increase in promotional expense for 2016 compared with 2015 was primarily driven by increases in business development expense associated with advisor transition assistance and advisor referral bonuses, partially offset by reduced expenses related to our annual national advisor conference.

Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
The increase in depreciation and amortization of $8.1 million in 2017 compared to 2016 was primarily due to increases in purchased hardware and internally developed software and a full year of depreciation expense associated with our office buildings in Fort Mill, South Carolina, which were completed in October 2016.
The increase in depreciation and amortization of $2.5 million in 2016 compared to 2015 was primarily due to increases in internally developed software and purchased hardware and software combined with the depreciation expense associated with our office buildings in Fort Mill, South Carolina, which were completed in October 2016.
Amortization of Intangible Assets
Amortization of intangible assets is consistent over prior periods and represents the benefits received for using long-lived assets, which consist of intangible assets established through our acquisitions. We anticipate amortization of intangible assets to increase in 2018 as a result of the intangible assets recorded as part of the NPH Acquisition.
Occupancy and Equipment Expense
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expenses on computer hardware and other equipment.
The increase in occupancy and equipment expense of $4.4 million in 2017 compared to 2016 was primarily due to an increase in costs related to repairs and maintenance of computer hardware and equipment as well as an increase in non-capitalized software costs in support of our service and technology investments, partially offset by a decrease in rent expense and software licensing fees.
The increase in occupancy and equipment expense of $8.8 million in 2016 compared to 2015 was primarily due to an increase in costs related to repairs and maintenance of computer hardware and equipment as well as an increase in software licensing fees in support of our service and technology investments.
Professional Services
Professional services includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements.
The increase in professional services of $4.3 million in 2017 compared to 2016 was primarily due to an increase in costs related to outsourced service and technology enhancement projects.
The increase in professional services of $2.6 million in 2016 compared to 2015 was primarily due to an increase in costs associated with legal matters, partially offset by a decrease in costs related to outsourced service and technology enhancements.
Brokerage, Clearing, and Exchange Fees
Brokerage, clearing, and exchange fees include expenses originating from trading or clearing operations as well as any exchange membership fees. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.
Brokerage, clearing, and exchange fees have remained relatively flat and consistent with the volume of sales and trading activity in 2017 compared to 2016 and 2016 compared to 2015, respectively.
Communications and Data Processing
Communications expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges, and markets. Data processing expense consists primarily of customer statement processing and postage costs.
Communications and data processing expenses remained relatively flat in 2017 compared to 2016.

The decrease in communications and data processing expenses of $2.4 million in 2016 compared to 2015 was primarily due to reduced data and conferencing services as well as reduced customer statement processing costs.
Restructuring Charges
The restructuring charges for the year ended December 31, 2015 primarily represent expenses incurred as a result of our Service Value Commitment initiative, which was completed in 2015. These charges relate primarily to consulting fees paid to support our technology transformation as well as employee severance obligations and other related costs and non-cash charges for impairment. Also included in the 2015 restructuring charges are expenses incurred as part of the restructuring of our subsidiary, Fortigent Holdings Company, Inc. (together with its subsidiaries, "Fortigent"), which was completed in 2015.
Other Expenses
Other expenses include the estimated costs of the investigation, settlement and resolution of regulatory matters (including customer restitution and remediation), licensing fees, insurance, broker-dealer regulator fees, and other miscellaneous expenses. We expect other expenses to increase in 2018 compared to 2017, including as a result of the greater size and scale of our business resulting from the NPH Acquisition. There are particular uncertainties and complexities involved when assessing the potential costs and timing of regulatory matters, including the availability of self-insurance coverage through our captive insurance subsidiary. Our other expenses in 2018 will depend on the size and timing of resolving regulatory matters and the availability of self-insurance coverage, which depends in part on the amount and timing of resolving historical claims.
Other expenses remained relatively flat in 2017 compared to 2016.
The decrease in other expenses of $21.1 million in 2016 compared to 2015 was primarily driven by lower costs related to the investigation, settlement, and resolution of regulatory matters as well as reduced travel expenses.
Non-Operating Interest Expense
Non-operating interest expense represents expense for our senior secured credit facilities. Period over period increases correspond to higher LIBOR rates, the fixed interest rate on our senior unsecured notes issued in March and September 2017 and an increase in interest expense related to our leasehold financing obligation, which we began recording in the fourth quarter of 2016, after the completion of the construction of our office buildings in Fort Mill, South Carolina in October 2016.
Loss on Extinguishment of Debt
In September 2017, we entered into a second amendment (the “Amendment”), which amended and restated the existing credit agreement of our subsidiary LPL Holdings, Inc. (“LPLH”) and repriced our existing $500.0 million senior secured revolving credit facility and $1,695.8 million senior secured Term Loan B facility. Additionally, we raised $400.0 million in aggregate principal amount of notes (the “Additional Notes”) as an add-on to the existing senior notes due 2025. We used $200 million in proceeds from the offering to pay down our existing Term Loan B to $1,500 million. In connection with the execution of the Amendment, we accelerated the recognition of $1.3 million of unamortized debt issuance costs as a loss on extinguishment of debt in our consolidated statements of income in the third quarter of 2017.
In March 2017, we closed a refinancing of our senior secured credit facilities with a new seven year Term Loan B facility in an aggregate principal amount of $1,700.0 million and a five year revolving credit facility in an aggregate amount of $500.0 million. The proceeds of the new Term Loan B, together with the proceeds from the offering of $500.0 million aggregate principal amount of 5.75% senior notes (the "Original Notes", which together with the “Additional Notes” constitute the "Notes") and cash, were used to repay our then existing senior secured credit facilities and to pay accrued interest and related fees and expenses. The refinancing led to the extinguishment of the previous Term Loan A and B facilities, which required that we accelerate the recognition of $21.1 million of related unamortized debt issuance costs, and recognize that amount as a loss on extinguishment of debt in our consolidated statements of income in the first quarter of 2017.
Provision for Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (H.R. 1), the tax reform bill (the "Tax Act"), was signed into law. The Tax Act includes numerous changes in existing tax law, including a permanent reduction in our federal corporate income tax rate from 35% to 21%. The rate reduction takes effect on January 1, 2018.

As a result of the reduction of the federal corporate income tax rate, we were required to revalue our deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on these deferred amounts. Based on available information, we recorded a one-time net tax benefit of $8.8 million primarily related to the revaluation of these deferred tax items. This decrease in income tax expense is reflected in our operating results for the fourth quarter of 2017. We will continue to analyze the Tax Act to determine the full effects of the new law, including the new lower corporate tax rate, on our financial statements.
Our effective income tax rate was 34.5%, 35.5%, and 40.3% for 2017, 2016, and 2015, respectively.
The decrease in our effective income tax rate in 2017 compared to 2016 was primarily due to the tax benefit associated with the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting on January 1, 2017 and the revaluation of our deferred tax assets and liabilities under the Tax Act, partially offset by tax benefits recorded during 2016 associated with internally developed software that was not repeated in 2017.
The decrease in our effective income tax rate and income tax expense in 2016 compared to 2015 was primarily due to tax benefits associated with internally developed software that we determined in 2016.
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
A summary of changes in cash flow data is provided below (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net cash flows provided by (used in):
Operating activities	$443,779	$274,837	$279,451
Investing activities	(437,692)	(125,286)	(74,948)
Financing activities	57,340	(126,371)	107,694
Net increase in cash and cash equivalents	63,427	23,180	312,197
Cash and cash equivalents — beginning of year	747,709	724,529	412,332
Cash and cash equivalents — end of year	$811,136	$747,709	$724,529
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
The increase in cash flows provided by operating activities for 2017 compared to 2016 was primarily due to increases in cash provided by accrued commission and advisory expenses payable, accounts payable and accrued liabilities, cash and securities segregated under federal and other regulations and a decrease in cash used by advisor loans, partially offset by an increase in cash used by payables to broker-dealers and clearing organizations.
The decrease in cash flows provided by operating activities for 2016 compared to 2015 was primarily due to increases in client receivables, an increase in receivables from product sponsors, and an increase in advisor loans, partially offset by an increase in payables to clients, an increase in payables to broker-dealers and clearing organizations and accounts payable and accrued liabilities.

The increase in cash flows used in investing activities for 2017 compared to 2016 is primarily attributable to the $325 million payment made at the closing of the NPH Acquisition.
The increase in cash flows used in investing activities for 2016 compared to 2015 was primarily due to an increase in capital expenditure related to the construction of the Company's office buildings in Fort Mill, South Carolina and an increase in capital expenditures for technology to support growth.
The increase in cash flows provided by financing activities for 2017 compared to the same period in 2016 was primarily attributable to proceeds from our September 2017 debt refinancing and an increase in proceeds from stock option exercises, partially offset by an increase in repurchases of our common stock and debt issuance costs incurred in connection with our debt refinancings completed in March and September 2017.
The increase in cash flows used in financing activities for 2016 compared to 2015 was primarily due to an increase in repayment of senior secured credit facilities, a decrease in proceeds from our revolving credit facility, and a decrease in proceeds from stock option exercises, partially offset by a decrease in repurchase of our common stock under our repurchase programs approved by our board of directors and a decrease in dividends due to lower number of shares outstanding in 2016 compared to 2015.
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
Share Repurchases
We engage in share repurchase programs, which are approved by our Board of Directors, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions, including transactions with our affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion within the constraints of our Credit Agreement, the Indenture governing our Notes, and general operating needs. See Note 13. Stockholders’ Equity, within the notes to consolidated financial statements for additional information regarding our share repurchases.
Dividends
The payment, timing, and amount of any dividends are subject to approval by our Board as well as certain limits under our credit facilities. See Note 13. Stockholders’ Equity, within the notes to consolidated financial statements for additional information regarding our dividends.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain for regulatory capital and reserves based on the requirements of our regulators and clearing organizations, which also consider client balances and trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash and securities segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When an advisor's client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan, or sell securities, up to 140% of the client's margin loan balance, that collateralize those margin accounts. As of December 31, 2017, we had approximately $270.9 million of client margin loans, collateralized with securities having a fair value of approximately $379.2 million that we can repledge, loan, or sell. Of these securities, approximately $49.9 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of December 31, 2017 there were no restrictions that materially limited our ability to repledge, loan, or sell the remaining $329.3 million of client collateral.
Our other working capital needs are primarily related to advisor loans and timing associated with receivables and payables, which we have satisfied in the past from internally generated cash flows. We intend to use $200 million of the proceeds from our September 2017 debt refinancing for general corporate purposes, including funding costs related to the NPH Acquisition.
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
Our registered broker-dealer, LPL Financial, is subject to the SEC’s Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At December 31, 2017, LPL Financial had net capital of $99.5 million with a minimum net capital requirement of $7.8 million.
LPL Financial's ability to pay dividends greater than 10% of its excess net capital during any 35 day rolling period requires approval from FINRA. In addition, payment of dividends is restricted if LPL Financial's net capital would be less than 5.0% of aggregate customer debit balances.
LPL Financial also acts as an introducing broker for commodities and futures. Accordingly, its trading activities are subject to the NFA's financial requirements and it is required to maintain net capital that is in excess of or equal to the greatest of NFA's minimum financial requirements. The NFA was designated by the CFTC as LPL Financial's primary regulator for such activities. Currently, the highest NFA requirement is the minimum net capital calculated and required pursuant to the SEC's Net Capital Rule.
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
On March 10, 2017, we entered into a fourth amendment agreement, which amended and restated our then-existing credit agreement and refinanced our then outstanding senior secured credit facilities with a new seven year Term Loan B facility in an aggregate principal amount of $1.7 billion and a five year revolving credit facility in an aggregate principal amount of $500.0 million. The proceeds of the new Term Loan B, together with the proceeds from the offering of $500.0 million aggregate principal amount of Original Notes and cash, were used to repay our then existing senior secured credit facilities and to pay accrued interest and related fees and expenses. As of December 31, 2017 our revolving credit facility had no outstanding borrowings. See Note 10. Debt, within the notes to consolidated financial statements for further detail.
The Credit Agreement and the Indenture governing the Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	declare dividends, or other distributions to shareholders;

•	repurchase equity interests;

•	redeem indebtedness that is subordinated in right of payment to certain debt instruments;

•	make investments or acquisitions;

•	create liens;

•	sell assets;

•	guarantee indebtedness;

•	engage in certain transactions with affiliates;

•	enter into agreements that restrict dividends or other payments from subsidiaries; and

•	consolidate, merge or transfer all or substantially all of our assets.

Credit Agreement EBITDA, a non-GAAP financial measure, is defined in, and calculated by management in accordance with, the Credit Agreement as “Consolidated EBITDA”, which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense, tax expense, depreciation and amortization, and adjusted to exclude certain non-cash charges and other adjustments (including unusual or non-recurring charges) and gains, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions, including the NPH Acquisition. We present Credit Agreement EBITDA because we believe that it can be a useful financial metric in understanding our debt capacity and covenant compliance. However, Credit Agreement EBITDA is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of profitability or liquidity. In addition, our Credit Agreement-defined EBITDA measure can differ significantly from adjusted EBITDA calculated by other companies, depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, capital investments, and types of adjustments made by such companies.
Set forth below is a reconciliation from our net income to Credit Agreement EBITDA for the twelve months ended December 31, 2017 (in thousands):

Net income	$238,863
Non-operating interest expense	107,025
Provision for income taxes	125,707
Loss on extinguishment of debt	22,407
Depreciation and amortization	84,071
Amortization of intangible assets	38,293
EBITDA	616,366
Credit Agreement Adjustments:
Employee share-based compensation expense(1)	19,413
Advisor share-based compensation expense(2)	9,109
NPH run-rate EBITDA accretion(3)	42,500
NPH onboarding costs	31,831
Other(4)	26,117
Credit Agreement EBITDA(5)	$745,336

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

(3)
Represents estimated potential future cost savings, operating expense reductions or other synergies included in Credit Agreement EBITDA in accordance with the Credit Agreement relating to the NPH Acquisition. Such amounts do not represent actual performance and there can be no assurance that any such cost savings, operating expense reductions or other synergies will be realized.

(4)
Represents items that are adjustable in accordance with the Credit Agreement to calculate Credit Agreement EBITDA, including employee severance costs, employee signing costs, employee retention or completion bonuses, and other non-recurring costs.

(5)	Under the Credit Agreement, management calculates Credit Agreement EBITDA for a four-quarter period at the end of each fiscal quarter, and in so doing may make further adjustments to prior quarters.

Our Credit Agreement and the Indenture governing the Notes prohibit us from paying dividends and distributions or repurchasing our capital stock except for limited purposes or in limited amounts. In addition, our revolving credit facility requires compliance with a maximum Consolidated Total Debt to Consolidated EBITDA Ratio ("Leverage Test", as defined in the Credit Agreement) and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio ("Interest Coverage", as defined in the Credit Agreement), tested as of the last day of each fiscal quarter. The breach of this covenant would be subject to certain equity cure rights.
As of December 31, 2017 we were in compliance with both of our financial covenants. The maximum permitted ratios under our financial covenants and actual ratios were as follows:

	December 31, 2017
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	5.0	2.81
Interest Coverage (Minimum)	3.0	7.50
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
Contractual Obligations
The following table provides information with respect to our commitments and obligations as of December 31, 2017:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
			(In thousands)
Leases and other obligations(1)(2)	$480,359	$63,430	$81,520	$65,157	$270,252
Long-term borrowings(3)	2,396,250	14,906	29,369	28,787	2,323,188
Interest payments(4)	786,580	108,549	215,405	213,186	249,440
Commitment and other fees(5)	12,016	1,848	3,576	3,516	3,076
Total contractual cash obligations	$3,675,205	$188,733	$329,870	$310,646	$2,845,956

____________________

(1)	Includes long-term contractual obligations with third-party service providers. The table above includes the minimum due over the duration of the contract.

(2)
Future minimum payments for applicable leases have not been reduced by minimum sublease rental income of $14.2 million due in the future under noncancelable subleases. See Note 12. Commitment and Contingencies, within the notes to consolidated financial statements for further detail on operating lease obligations and obligations under noncancelable service contracts.

(3)	Represents principal payments under our Credit Agreement. See Note 10. Debt, within the notes to consolidated financial statements for further detail.

(4)
Represents interest payments under our Credit Agreement, which includes a variable interest payment for our senior secured credit facilities and a fixed interest payment for senior unsecured notes. Variable interest payments assume the applicable interest rates at December 31, 2017 remain unchanged. See Note 10. Debt, within the notes to consolidated financial statements for further detail.

(5)
Represents commitment fees for unused borrowings on the revolving credit facility under our Credit Agreement and interest payments for our letter of credit. See Note 10. Debt, within the notes to consolidated financial statements for further detail.

As of December 31, 2017, we have a liability for unrecognized tax benefits of $42.7 million, which we have included in income taxes payable in the consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

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
In addition to our trading inventory and our deposit obligations, our Research department develops model portfolios that are used by advisors in developing client portfolios. We maintain accounts based on these model portfolios to track the performance of our Research department. At the time a portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum, which vary by product.
At December 31, 2017, the fair value of our trading securities owned was $17.9 million. Securities sold, but not yet purchased were $1.2 million at December 31, 2017. The fair value of securities included within other assets was $189.7 million at December 31, 2017. See Note 4. Fair Value Measurements, within the notes to consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased and other assets associated with our client facilitation activities. See Note 5. Held to Maturity Securities, within the notes to consolidated financial statements for information regarding the fair value of securities held to maturity.
During the twelve months ended December 31, 2017, we used a derivative financial instrument, consisting of a non-deliverable foreign currency forward contract, to mitigate foreign currency exchange risk arising under an agreement with a third-party service provider. The derivative instrument settled in June 2017. We do not enter into contracts involving derivatives or other similar financial instruments for trading or proprietary purposes.
In addition, we have market risk resulting from system incidents and human error, which can require trade corrections for our customers. We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets, assets on which trail commissions are paid, and assets eligible for sponsor payments.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of December 31, 2017, $1.5 billion of our outstanding debt under our Credit Agreement was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are subject to the same, but off-setting interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve month period (in thousands):

	Outstanding Variable Interest Rates at December 31, 2017	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans		Points	Points	Points	Points
Term Loan B	$1,496,250	$1,487	$3,717	$7,434	$14,869
Revolving Credit Facility	—	—	—	—	—
Variable Rate Debt Outstanding	$1,496,250	$1,487	$3,717	$7,434	$14,869
See Note 10. Debt, within the notes to consolidated financial statements for additional information.

Our interest rate risk is mitigated in part by having the interest rate for a portion of the Term Loan B debt, $748.1 million, fixed for three months and the remaining portion, $748.1 million, fixed for six months. At the end of each of these periods the rates will be locked in at the then current rate for one, two, three, six, or twelve months as allowed under the Credit Agreement. The effect of these fixed interest rate provisions is not included in the table above.
As of December 31, 2017, we offer our advisors and their clients three primary cash sweep vehicles that are interest rate sensitive: our insured cash account ("ICA") for individuals, trusts and sole proprietorships, and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts, and other organizations, an insured deposit cash account ("DCA") for advisory IRAs, and a money market sweep vehicle involving multiple money market fund providers. While clients earn interest for balances on deposit in ICA and DCA, we earn a fee. Our fees from ICAs are based on prevailing interest rates in the current interest rate environment. The fees that we receive from the DCA vehicle are calculated as a per account fee; such fees increase as the federal funds target rate increases, subject to a cap. The fees we receive on cash balances in our advisors’ client accounts in money market funds, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the bank deposit sweep vehicles are monitored by our Rate Setting Committee (the "RSC"), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicle relative to other products into which clients may move cash balances.
Credit Risk
Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s, or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. Credit risk includes the risk that loans we extend to advisors to facilitate their transition to our platform or to fund their business development activities are not repaid in full or on time. Credit risk also includes the risk that collateral posted with LPL Financial by clients to support margin lending or derivative trading is insufficient to meet client’s contractual obligations to LPL Financial. We bear credit risk on the activities of our advisors’ clients, including the execution, settlement, and financing of various transactions on behalf of these clients.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the years ended December 31, 2017, 2016, and 2015. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
We are subject to concentration risk if we extend large loans to or have large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (e.g., in the same industry), or if we accept a concentrated position as collateral for a margin loan. Receivables from and payables to clients and stock borrowing and lending activities are conducted with a large number of clients and counterparties and potential concentration is monitored. We seek to limit this risk through review of the underlying business and the use of limits established by senior management, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment, and other positions or commitments outstanding.
Operational Risk
Operational risk is defined as the risk of loss resulting from failed or inadequate processes or systems, actions by people, or external events. We operate in diverse markets and are reliant on the ability of our employees and information technology systems, as well as third-party service providers and their systems, to manage a large number of transactions effectively. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing operating environment with increasing transaction volumes and in light of increasing reliance on systems capabilities and performance as well as third-party service providers. In the event of the breakdown, obsolescence, or improper operation of systems or improper action by employees, advisors, or third-party service providers, we could suffer business disruptions, financial loss, data loss, regulatory sanctions, and damage to our reputation. Although we have developed business continuity and disaster recovery plans, those plans could be inadequate, disrupted, or otherwise unsuccessful in maintaining the competitiveness, stability, security, or continuity of critical systems as a result of, among other things, obsolescence, improper operation, or other limitations of our current technology.
In order to assist in the mitigation and control of operational risk, we have an operational risk framework that is designed to enable assessment and reporting on operational risk across the firm. This framework aims to ensure policies and procedures are in place and appropriately designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits. Notwithstanding the foregoing, please consult the “Risks Related to Our Technology” and the “Risks Related to Our Business Generally” sections within Part I, “Item 1A. Risk Factors” for more information about the risks associated with our technology, including risks related to security, our risk management policies and procedures, and the potential related effects on our operations.
Regulatory and Legal Risk
The regulatory environment in which we operate is discussed in detail within Part I, “Item 1. Business” of this Annual Report on Form 10-K. In recent years, and during the period presented in this Annual Report on Form 10-K, we have observed the SEC, FINRA and state regulators broaden the scope, frequency, and depth of their examinations and inquiries to include greater emphasis on the quality, consistency and oversight of our compliance systems and programs. Please consult the “Risks Related to Our Regulatory Environment” and the “Risks Related to Our Business Generally” sections within Part I, “Item 1A. Risk Factors” for more information about the risks associated with operating within our regulatory environment, pending regulatory matters and the potential related effects on our operations.
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

Risk Oversight Committee of LPL Financial
The Audit Committee has mandated that the ROC oversee our risk management activities, including those of our subsidiaries. The Deputy Chief Legal and Risk Officer of LPL Financial serves as chair of the ROC, which generally meets on a monthly basis with ad hoc meetings as necessary. The members of the ROC include certain Managing Directors of LPL Financial, as well as other members of LPL Financial’s senior management team who serve as ex-officio members and represent key control areas of the Company. These individuals include, but are not limited to, the Chief Compliance Officer; the Chief Information Security Officer; and the Chief Anti-Money Laundering Officer. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries, and that the ROC thoroughly reviews significant matters relating to risk priorities, policies, control procedures and related exceptions, certain new and complex products and business arrangements, transactions with significant risk elements, and identified emerging risks.
The Audit Committee receives reports on the ROC at each of the Audit Committee regularly scheduled quarterly meetings and, as necessary or requested, to the Board. The reports generally cover topics addressed by the ROC at its meetings since the immediately preceding report. If warranted, matters of material risk are escalated to the Audit Committee or Board more frequently.
Subcommittees of the Risk Oversight Committee
The ROC has established multiple subcommittees that cover key areas of risk. The subcommittees meet regularly and are responsible for keeping the ROC informed and escalating issues in accordance with the Company’s escalation policies. The responsibilities of such subcommittees include, for example, oversight of the approval of new and complex investment products offered to advisors’ clients; oversight of the firm's technology; issues and trends related to advisor compliance and examination findings; LPL’s integrity hotline allegations; and oversight of disclosures related to our financial reporting.
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
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9B.  Other Information
On February 16, 2018, the Board declared a cash dividend of $0.25 per share on the Company's outstanding common stock to be paid on March 23, 2018 to all stockholders of record on March 9, 2018.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2017, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2017 was effective.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
LPL Financial Holdings Inc.
Boston, Massachusetts
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of LPL Financial Holdings Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 20, 2018 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 20, 2018

PART III
Item 10.  Directors, Executive Officers, and Corporate Governance
Other than the information relating to our executive officers provided below, the information required to be furnished pursuant to this item is incorporated by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders.
The following table provides certain information about each of the Company’s current executive officers as of the date this Annual Report on Form 10-K has been filed with the SEC:

Name	Age	Position
Dan H. Arnold	53	President and Chief Executive Officer
Matthew J. Audette	43	Chief Financial Officer
Tracy Calder	58	Managing Director, Deputy Chief Legal and Risk Officer
Thomas Gooley	53	Managing Director, Service, Trading, and Operations
J. Andrew Kalbaugh	54	Managing Director, Divisional President, National Sales and Consulting
Sallie R. Larsen	64	Managing Director, Chief Human Capital Officer
William P. Morrissey, Jr.	53	Managing Director, Divisional President, Business Development
Michelle Oroschakoff	56	Managing Director, Chief Legal and Risk Officer
Scott Seese	48	Managing Director and Chief Information Officer
George B. White	48	Managing Director, Investor and Investment Solutions and Chief Investment Officer
Executive Officers
Dan H. Arnold — President and Chief Executive Officer
Mr. Arnold is our president and chief executive officer. He has served as our chief executive officer since January 2017. He has served as our president since March 2015, with responsibility for our primary client-facing functions and long-term strategy for growth. In this role he previously led the Advisor and Institution Solutions business unit that focuses on business development, existing advisor and institution growth, enhancing the client experience, research and corporate strategy, and sponsor partnerships. Prior to that role, Mr. Arnold served as our chief financial officer from November 2012 to March 2015 and was responsible for formulating financial policy, leading the company’s capital management efforts, and ensuring the effectiveness of the organization’s financial functions. Prior to 2012, he was managing director, head of strategy, with responsibility for long-term strategic planning for the firm, product and platform development, and strategic investments, including acquisitions. He has also served as divisional president of our Institution Services business. Mr. Arnold joined our Company in January 2007 following our acquisition of UVEST Financial Services Group, Inc. ("UVEST"). Prior to joining us, Mr. Arnold worked at UVEST for 13 years, serving most recently as president and chief operating officer. Since 2015, he has served on the Board of Directors of the Securities Industry and Financial Markets Association. Mr. Arnold earned a B.S. in electrical engineering from Auburn University and holds an M.B.A. in finance from Georgia State University.
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
Tracy Calder - Managing Director, Deputy Chief Legal and Risk Officer
Ms. Calder is managing director, deputy chief legal and risk officer, with oversight of the compliance, financial crimes, national supervision, regulatory exams and regulatory enforcement functions. She joined us in January 2016 and is responsible for furthering our efforts to foster an environment that identifies and mitigates risk for LPL and our clients. Ms. Calder worked most recently at J.P. Morgan Securities LLC (“J.P. Morgan”), where she served as managing director, chief compliance officer from May 2015 until December 2015. At J.P. Morgan, she led a compliance program that spanned the firm’s institutional and private client broker-dealer and registered investment advisor businesses. She joined J.P. Morgan as managing director and head of brokerage and fiduciary compliance in August 2013. Prior to J.P. Morgan, she served as senior vice president at Wells Fargo Advisors from March 2012 to July 2013, where she led the retail compliance program for the firm’s broker-dealer. Previously, Ms. Calder spent 18 years with UBS Wealth Management Americas in a variety of legal and compliance roles, including as head of legal for the Wealth Management Advisor Group and as chief compliance officer and senior deputy general counsel for UBS Financial Services Inc. Ms. Calder earned a Bachelor of Arts from Fordham University and a J.D. from the University of North Carolina School of Law.
Thomas Gooley — Managing Director, Service, Trading, and Operations
Mr. Gooley is managing director, service, trading, and operations at LPL Financial. In this role, he is responsible for leading our service, trading, and client-facing operations organizations, while mitigating risk, increasing efficiency, and improving the client experience. He also is responsible for driving the strategy, governance, and execution of the firm’s business process outsourcing activities in India. Prior to joining us in June 2015, he was senior managing director and chief risk officer for the Retirement and Individual Financial Services division at TIAA-CREF from August 2014 to June 2015. Previously, he worked as managing director and head of Operations for the Global Wealth and Asset Management divisions of Morgan Stanley. Earlier in his career, Mr. Gooley led equities and futures operations for Bank of America Securities after spending 12 years with Goldman Sachs in a variety of leadership roles in equities operations. Mr. Gooley holds a B.A. in political economies of industrial societies from the University of California at Berkeley and an M.B.A. from The Wharton School at the University of Pennsylvania. Mr. Gooley is also a graduate and instructor of the Securities Industry and Financial Markets Association (SIFMA) Wharton Program.
J. Andrew Kalbaugh — Managing Director, Divisional President, National Sales and Consulting
Mr. Kalbaugh has served as managing director and divisional president for national sales and consulting of LPL Financial, since January 2016. He is responsible for the long-term growth, satisfaction, and retention of financial advisors and institutions and also oversees the teams supporting high net worth and registered investment advisor solutions. Previously, Mr. Kalbaugh served as managing director and divisional president of Institution Services and led business development and business consulting for all financial institutions from November 2011 to January 2016. Prior to being named managing director in 2011, Mr. Kalbaugh served as executive vice president, business consulting, for Independent Advisor Services, responsible for providing support to advisors and their practices. He joined the Company in July 2007 following the acquisition of Mutual Service Corporation ("MSC") and served as chief executive officer for MSC as well as for Associated Securities Corporation. Prior to that, he held senior positions at several financial services firms. Mr. Kalbaugh is a Certified Financial Planner and has a B.A. in business and economics from the University of Maryland.
Sallie R. Larsen — Managing Director, Chief Human Capital Officer
Ms. Larsen is managing director, chief human capital officer. She is responsible for overseeing compensation and benefits, corporate communication, corporate real estate, human resources operations, human resources client consulting, advisor and employee learning and development, and diversity and inclusion. Ms. Larsen joined us in May 2012 from the Federal Home Loan Bank/Office of Finance, where she served as the chief human resources officer from November 2009 to April 2012. In earlier roles, Ms. Larsen was a managing vice president of human resources for Capital One Financial Corporation, senior vice president of human resources for Marriott International, and vice president of human resources and communications for TRW Inc. Ms. Larsen earned a M.A. in communications from Purdue University, a B.A. in sociology from California Lutheran University, and a certificate in executive leadership coaching from Georgetown University.
William P. Morrissey, Jr. — Managing Director, Divisional President, Business Development
Mr. Morrissey has served as managing director and divisional president of LPL Financial since January 2016. In this role, he has responsibility for attracting and recruiting new financial advisors and institutions to the firm and for driving the exploration of new markets and capabilities for growth across client groups. He also oversees the process for integrating new advisors into the firm. Prior to assuming this role, Mr. Morrissey served as managing director and divisional president of Independent Advisor Services and led business development and business consulting for all independent advisors and registered investment advisors from April 2014 to January 2016. Prior to being named managing director, Mr. Morrissey served as executive vice president of business development, Independent Advisor Services, responsible for recruiting new advisors and their practices from March 2004 to April 2014. He joined the Company in March 2004 as senior vice president of Advisory Consulting Services, responsible for overseeing and successfully building the sales, marketing, and development of LPL's advisory platforms. Before joining LPL Financial, Mr. Morrissey worked at Fidelity Investments for 17 years, most recently as senior vice president of institutional services. He received a B.A. in political science from Boston College.
Michelle Oroschakoff — Managing Director, Chief Legal and Risk Officer
Ms. Oroschakoff is chief legal and risk officer of LPL Financial Holdings Inc. and managing director, chief legal and risk officer of LPL Financial. She is responsible for company-wide legal and government relations matters, risk management processes and controls, compliance, and governance, and has a leading role in the company’s ongoing focus on enhancing the corporate risk profile. Ms. Oroschakoff has more than 20 years of financial services industry experience deeply rooted in legal, compliance, and risk management. She joined LPL Financial as managing director, chief risk officer in September 2013 from Morgan Stanley, and was promoted to chief legal and risk officer in June 2017. At Morgan Stanley, she most recently served as managing director and Global Chief Risk Officer of the firm’s Global Wealth Management Group from 2011 to 2013. Previously, while with Morgan Stanley, she served as chief administrative officer from 2010 to 2011, as well as Chief Compliance Officer from 2006 to 2010. Earlier in her career, Ms. Oroschakoff spent 11 years in a variety of legal and compliance roles at Morgan Stanley, including associate general counsel and head of the firm’s San Francisco litigation department. She also served as the general counsel for a large and successful RIA firm, where she became familiar with the independent model. She also serves on a variety of industry committees. Ms. Oroschakoff earned a B.A. in English literature from the University of Oregon and a J.D. cum laude, Order of the Coif, from the University of Michigan.
Scott Seese - Managing Director and Chief Information Officer
Mr. Seese is managing director and chief information officer of LPL Financial, responsible for managing all aspects of the firm’s technology and systems applications. He leads our Technology department, which is responsible for delivering technology solutions and market-leading platforms that enable positive, compelling experiences for LPL advisors and employees. Prior to joining LPL Financial in 2017, Mr. Seese served as CIO of American Express’s global consumer business unit, from November 2014 to June 2016 where he was responsible for leveraging technology for revenue growth, gaining new customers and lowering costs. From August 2010 to October 2014, he served as CIO and vice president, information technology, at eBay, Inc. Prior to joining eBay, he served in a variety of senior technology roles at Bank of America and, before that, spent the first 12 years of his career at GE, where he helped the company start three different businesses which are all still running today. Mr. Seese earned his B.S. degree in Electrical Engineering from Ohio State University.
George B. White — Managing Director, Investor and Investment Solutions and Chief Investment Officer
Mr. White has served as managing director, investor and investment solutions and chief investment officer of LPL Financial since January 2017. He served as managing director, research, and chief investment officer from 2009 to December 2016. He is responsible for the strategic direction and continued growth of LPL Financial's research, marketing, products, and investment platforms and in 2015 he also became responsible for corporate strategy. His role includes setting the vision for superior research capabilities and enabling the delivery of lower-conflict, objective investment advice for LPL Financial advisors. Prior to joining us in November 2007, Mr. White served as a managing director and director of research for Wachovia Securities for 10 years. Mr. White also was an investment analyst for Mercer Investment Consulting, where he provided investment advice to institutional clients. He started his financial services career on the buy side of the business as a research analyst for Thompson, Siegel, and Walmsley, a value-oriented asset manager. Mr. White received a B.B.A. from the College of William and Mary.
Items 11, 12, 13, and 14.
The information required by Items 11, 12, 13, and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year end to which this report relates.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a) Consolidated Financial Statements
Our consolidated financial statements appearing on pages F-1 through F-35 are incorporated herein by reference.
(b) Exhibits

Exhibit No.	Description of Exhibit
2.1
Asset Purchase Agreement, by and among National Planning Holdings, Inc., SII Investments, Inc., National Planning Corporation, IFC Holdings, Inc., Investment Centers of America, Inc., LPL Financial LLC and Brooke Holdings LLC, dated as of August 15, 2017. (1)

3.1	Amended and Restated Certificate of Incorporation of LPL Investment Holdings Inc., dated November 23, 2010. (2)
3.2	Certificate of Ownership and Merger Merging LPL Financial Holdings Inc. with and into LPL Investment Holdings Inc., dated June 14, 2012. (3)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of LPL Financial Holdings Inc., dated May 8, 2014. (4)
3.4	Fifth Amended and Restated Bylaws of LPL Financial Holdings Inc. (5)
4.1	Indenture, dated as of March 10, 2017, by and among LPL Holdings, Inc., the Guarantors listed thereto and U.S. Bank National Association, as Trustee. (6)
4.2	First Supplemental Indenture, dated as of September 21, 2017, among LPL Holdings, Inc., certain subsidiaries of the Company as Guarantors and U.S. Bank National Association, as Trustee. (7)
10.1	Form of Indemnification Agreement. (2)
10.2	2005 LPL Investment Holdings Inc. Stock Option Plan for Incentive Stock Options. (8)
10.3	2005 LPL Investment Holdings Inc. Stock Option Plan for Non-Qualified Stock Options. (8)
10.4	LPL Investment Holdings Inc. 2008 Stock Option Plan. (9)
10.5	Form of LPL Investment Holdings Inc. Stock Option Agreement granted under the LPL Investment Holdings Inc. 2008 Stock Option Plan. (10)
10.6	LPL Investment Holdings Inc. Advisor Incentive Plan. (11)
10.7	LPL Investment Holdings Inc. Financial Institution Incentive Plan. (10)
10.8	LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (2)
10.9	Form of Senior Management Stock Option Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (12)
10.10	Form of Senior Management Restricted Stock Unit Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (12)
10.11	Form of Employee Stock Option Award granted under the LPL Financial Holdings Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan. (13)
10.12	Form of Employee Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan. (13)
10.13	Form of Advisor Restricted Stock Unit Award granted under the LPL Financial Holdings Inc., 2010 Omnibus Equity Incentive Plan. (14)
10.14	Form of Financial Institution Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. 2010 Omnibus Equity Incentive Plan. (14)
10.15	Amended and Restated LPL Financial Holdings Inc. 2010 Omnibus Equity Incentive Plan. (15)
10.16	Amended and Restated LPL Financial Holdings Inc. Corporate Executive Bonus Plan. (15)
10.17	LPL Financial LLC Executive Severance Plan, amended and restated as of February 23, 2017. (13)
10.18	Form of Supplemental Executive Restricted Stock Unit Award granted under the 2010 LPL Financial Holdings Inc. 2010 Omnibus Equity Incentive Plan. (14)
10.19	Form of Employee Performance Stock Unit Award granted under the LPL Financial Holdings Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan. (13)
10.20	LPL Financial Holdings Inc. Non-Employee Director Compensation Policy. (13)

Exhibit No.	Description of Exhibit
10.21	LPL Financial Holdings Inc. Non-Employee Director Deferred Compensation Plan. (16)
10.22
Credit Agreement, dated as of March 29, 2012, by and among LPL Investment Holdings, Inc., LPL Holdings, Inc., the several lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent Collateral Agent, Letter of Credit Issuer, and Swingline Lender. (17)

10.23
First Amendment and Incremental Assumption Agreement, dated as of May 13, 2013, by and among LPL Financial Holdings, Inc., LPL Holdings, Inc., certain subsidiaries of the Company, as Guarantors, the several lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent. (18)

10.24
Second Amendment, Extension and Incremental Assumption Agreement, dated as of October 1, 2014, by and among LPL Financial Holdings, Inc., LPL Holdings, Inc., certain subsidiaries of the Company as Guarantors, the lenders and additional lenders party thereto, Bank of America, N.A. as Administrative Agent and Current Agent and JP Morgan Chase Bank, N.A., as Future Agent. (19)

10.25
Third Amendment, Extension, and Incremental Assumption Agreement, dated as of November 20, 2015 by and among LPL Financial Holdings, Inc., LPL Holdings, Inc., certain subsidiaries of the Company, as Guarantors, the lenders and additional lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (16)

10.26
Fourth Amendment Agreement, dated as of March 10, 2017, among LPL Financial Holdings Inc., LPL Holdings, Inc., certain subsidiaries of the Company, as Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase bank, N.A. and Morgan Stanley Bank, N.A., as Letter of Credit Issuers and JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as Swingline Lenders. (6)

10.27	Amendment Agreement, dated June 20, 2017, among LPL Holdings, Inc., LPL Financial Holdings Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent. (20)
10.28
Second Amendment, dated as of September 21, 2017, among LPL Financial Holdings Inc., LPL Holdings Inc., certain subsidiaries of the Company, as Guarantors, the incremental lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase bank, N.A. and Morgan Stanley Bank, N.A., as Letter of Credit Issuers and JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A. and Goldman Sachs Bank USA, as Swingline Lenders. (7)

10.29	Thomson Transaction Services Master Subscription Agreement dated as of January 5, 2009 between LPL Financial Corporation and Thomson Financial LLC. (21)†
10.30	First Amendment dated July 28, 2014 to Master Subscription Agreement dated as of January 5, 2009 between LPL Financial Corporation and Thomson Financial LLC. (22)†
21.1	List of Subsidiaries of LPL Financial Holdings Inc.*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation*
___________________

*	Filed herewith.
†	Confidential treatment granted by the Securities and Exchange Commission.
(1)	Incorporated by reference to the Form 8-K filed on August 15, 2017.
(2)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010.
(3)	Incorporated by reference to the Form 8-K filed on June 19, 2012.
(4)	Incorporated by reference to the Form 8-K filed on May 9, 2014.
(5)	Incorporated by reference to the Form 8-K filed on March 12, 2014.
(6)	Incorporated by reference to the Form 8-K filed on March 10, 2017.
(7)	Incorporated by reference to the Form 8-K filed on September 21, 2017.
(8)	Incorporated by reference to the Registration Statement on Form 10 filed on April 30, 2007.
(9)	Incorporated by reference to the Form 8-K filed on February 21, 2008.
(10)	Incorporated by reference to the Registration Statement on Form S-1 filed on June 4, 2010.
(11)	Incorporated by reference to the Form S-8 filed on June 5, 2008.
(12)	Incorporated by reference to the Form 10-K filed on February 26, 2013.
(13)	Incorporated by reference to the Form 10-K filed on February 24, 2017.
(14)	Incorporated by reference to the Form 10-K filed on February 26, 2014.
(15)	Incorporated by reference to the Form 8-K filed on May 15, 2015.
(16)	Incorporated by reference to the Form 10-K filed on February 25, 2016.
(17)	Incorporated by reference to the Form 8-K filed on April 2, 2012.
(18)	Incorporated by reference to the Form 8-K filed on May 13, 2013.
(19)	Incorporated by reference to the Form 10-Q filed on October 30, 2014.
(20)	Incorporated by reference to the Form 10-Q filed on August 1, 2017.
(21)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 filed on June 22, 2010.
(22)	Incorporated by reference to the Form 10-Q filed on July 30, 2014.

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LPL Financial Holdings Inc.

By:	/s/ Dan H. Arnold
Dan H. Arnold
President and Chief Executive Officer
Dated: February 20, 2018
Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan H. Arnold
Dan H. Arnold	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 20, 2018

/s/ Matthew J. Audette
Matthew J. Audette	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2018

/s/ William F. Glavin Jr.
William F. Glavin Jr.	Director	February 20, 2018

/s/ Viet D. Dinh
Viet D. Dinh	Director	February 20, 2018

/s/ Paulett Eberhart
Paulett Eberhart	Director	February 20, 2018

/s/ Marco W. Hellman
Marco W. Hellman	Director	February 20, 2018

/s/ Anne M. Mulcahy
Anne M. Mulcahy	Director	February 20, 2018

/s/ James S. Putnam
James S. Putnam	Director	February 20, 2018

/s/ James S. Riepe
James S. Riepe	Director	February 20, 2018

/s/ Richard P. Schifter
Richard P. Schifter	Director	February 20, 2018

LPL FINANCIAL HOLDINGS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of LPL Financial Holdings Inc. are included in response to Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
LPL Financial Holdings Inc.
Boston, Massachusetts

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of LPL Financial Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2018 , expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 20, 2018
We have served as the Company's auditor since 2001.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
REVENUES
Commission	$1,670,824	$1,737,435	$1,976,845
Advisory	1,409,247	1,289,681	1,352,454
Asset-based	708,333	556,475	493,687
Transaction and fee	424,667	415,715	401,948
Interest income, net of interest expense	24,473	21,282	19,192
Other	43,937	28,795	30,928
Total net revenues	4,281,481	4,049,383	4,275,054
EXPENSES
Commission and advisory	2,669,599	2,600,624	2,864,813
Compensation and benefits	456,918	436,557	440,049
Promotional	171,661	148,612	139,198
Depreciation and amortization	84,071	75,928	73,383
Amortization of intangible assets	38,293	38,035	38,239
Professional services	71,407	67,128	64,522
Occupancy and equipment	97,332	92,956	84,112
Brokerage, clearing, and exchange	57,047	54,509	52,516
Communications and data processing	44,941	44,453	46,871
Restructuring charges	—	—	11,967
Other	96,210	96,587	117,693
Total operating expenses	3,787,479	3,655,389	3,933,363
Non-operating interest expense	107,025	96,478	59,136
Loss on extinguishment of debt	22,407	—	—
INCOME BEFORE PROVISION FOR INCOME TAXES	364,570	297,516	282,555
PROVISION FOR INCOME TAXES	125,707	105,585	113,771
NET INCOME	$238,863	$191,931	$168,784
EARNINGS PER SHARE (Note 15)
Earnings per share, basic	$2.65	$2.15	$1.77
Earnings per share, diluted	$2.59	$2.13	$1.74
Weighted-average shares outstanding, basic	90,002	89,072	95,273
Weighted-average shares outstanding, diluted	92,115	90,013	96,786
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2017	2016	2015
NET INCOME	$238,863	$191,931	$168,784
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax expense of $187, $95, and $132 for the years ended December 31, 2017, 2016, and 2015, respectively	293	150	179
Reclassification adjustment for realized gain on cash flow hedges included in professional services in the consolidated statements of income, net of tax expense of $406, $252, and $353 for the years ended December 31, 2017, 2016, and 2015, respectively	(608)	(388)	(563)
Total other comprehensive loss, net of tax	(315)	(238)	(384)
TOTAL COMPREHENSIVE INCOME	$238,548	$191,693	$168,400

See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except par value)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$811,136	$747,709
Cash and securities segregated under federal and other regulations	763,831	768,219
Restricted cash	50,688	42,680
Receivables from:
Clients, net	344,230	341,199
Product sponsors, broker-dealers, and clearing organizations	196,207	175,122
Advisor loans, net	219,157	194,526
Others, net	228,986	189,632
Securities owned:
Trading — at fair value	17,879	11,404
Held-to-maturity	11,833	8,862
Securities borrowed	12,489	5,559
Fixed assets, net	412,684	387,368
Goodwill	1,427,769	1,365,838
Intangible assets, net	414,093	353,996
National Planning Holdings acquisition	162,500	—
Other assets	285,269	242,812
Total assets	$5,358,751	$4,834,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$185,929	$198,839
Payables to clients	962,891	863,765
Payables to broker-dealers and clearing organizations	54,262	63,032
Accrued commission and advisory expenses payable	147,095	128,476
Accounts payable and accrued liabilities	461,149	385,545
Income taxes payable	469	4,607
Unearned revenue	72,222	62,785
Securities sold, but not yet purchased — at fair value	1,182	183
Long-term borrowings, net	2,385,022	2,175,436
Leasehold financing and capital lease obligations	107,518	105,649
Deferred income taxes, net	16,004	25,614
Total liabilities	4,393,743	4,013,931
Commitments and contingencies (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 600,000,000 shares authorized; 123,030,383 shares and 119,917,854 shares issued at December 31, 2017 and 2016, respectively	123	120
Additional paid-in capital	1,556,117	1,445,256
Treasury stock, at cost — 33,262,115 shares and 30,621,270 shares at December 31, 2017 and 2016, respectively	(1,309,568)	(1,194,645)
Accumulated other comprehensive income	—	315
Retained earnings	718,336	569,949
Total stockholders’ equity	965,008	820,995
Total liabilities and stockholders’ equity	$5,358,751	$4,834,926
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2014	118,235	$118	$1,355,085	21,090	$(780,661)	$937	$396,121	$971,600
Net income and other comprehensive income, net of tax expense						(384)	168,784	168,400
Issuance of common stock to settle restricted stock units	184	1		68	(3,019)			(3,018)
Treasury stock purchases				8,947	(390,835)			(390,835)
Cash dividends on common stock							(95,814)	(95,814)
Stock option exercises and other	1,153		30,966	(57)	2,025		39	33,030
Excess tax benefits from share-based compensation			3,034					3,034
Share-based compensation			29,213					29,213
BALANCE — December 31, 2015	119,572	$119	$1,418,298	30,048	$(1,172,490)	$553	$469,130	$715,610
Net income and other comprehensive loss, net of tax expense						(238)	191,931	191,693
Issuance of common stock to settle restricted stock units	154	1		53	(1,242)			(1,241)
Treasury stock purchases				635	(25,013)			(25,013)
Cash dividends on common stock							(89,081)	(89,081)
Stock option exercises and other	192		4,796	(115)	4,100		(2,031)	6,865
Excess tax benefits from share-based compensation			(2,734)					(2,734)
Share-based compensation			24,896					24,896
BALANCE — December 31, 2016	119,918	$120	$1,445,256	30,621	$(1,194,645)	$315	$569,949	$820,995
Net income and other comprehensive loss, net of tax expense						(315)	238,863	238,548
Issuance of common stock to settle restricted stock units	366			84	(3,461)			(3,461)
Treasury stock purchases				2,620	(113,728)			(113,728)
Cash dividends on common stock							(90,273)	(90,273)
Stock option exercises and other	2,746	3	82,339	(63)	2,266		(203)	84,405
Share-based compensation			28,522					28,522
BALANCE — December 31, 2017	123,030	$123	$1,556,117	33,262	$(1,309,568)	$—	$718,336	$965,008
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$238,863	$191,931	$168,784
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	84,071	75,928	73,383
Amortization of intangible assets	38,293	38,035	38,239
Amortization of debt issuance costs	4,304	5,752	3,405
Share-based compensation	28,522	24,896	29,213
Excess tax benefits related to share-based compensation	—	(65)	(3,810)
Provision for bad debts	2,789	4,057	2,542
Deferred income taxes	(9,391)	(11,550)	(30,153)
Loss on extinguishment of debt	22,407	—	—
Loan forgiveness	53,660	45,163	37,658
Other	(14,206)	(3,805)	1,304
Changes in operating assets and liabilities:
Cash and securities segregated under federal and other regulations	4,388	(96,880)	(102,409)
Deposit of restricted cash related to captive insurance subsidiary	(20,696)	(20,628)	(32,139)
Release of restricted cash related to captive insurance subsidiary	12,692	4,407	6,550
Receivables from clients	(1,916)	(2,226)	26,081
Receivables from product sponsors, broker-dealers, and clearing organizations	(21,085)	(13,899)	16,247
Advisor loans	(79,703)	(91,866)	(66,312)
Receivables from others	(32,618)	(12,466)	(10,514)
Securities owned	(5,276)	835	144
Securities borrowed	(6,930)	442	(966)
Other assets	(23,156)	(30,013)	(30,714)
Drafts payable	(12,910)	9,757	8,984
Payables to clients	99,126	116,344	94,707
Payables to broker-dealers and clearing organizations	(8,770)	15,000	2,605
Accrued commission and advisory expenses payable	18,619	(1,036)	(16,992)
Accounts payable and accrued liabilities	66,404	33,512	50,077
Income taxes receivable/payable	(4,138)	(4,008)	12,574
Unearned revenue	9,437	(2,695)	998
Securities sold, but not yet purchased	999	(85)	(35)
Net cash provided by operating activities	443,779	274,837	279,451

Continued on following page

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(111,910)	(127,646)	(72,565)
Purchase of goodwill and other intangible assets	(160,321)	—	—
Proceeds from disposal of fixed assets	12	—	10
Purchase of securities classified as held-to-maturity	(5,969)	(4,020)	(4,602)
Proceeds from maturity of securities classified as held-to-maturity	3,000	5,000	3,350
National Planning Holdings acquisition	(162,500)	—	—
Deposits of restricted cash	(4)	(65)	(1,750)
Release of restricted cash	—	1,445	609
Net cash used in investing activities	(437,692)	(125,286)	(74,948)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	—	456,000
Repayments of revolving credit facility	—	—	(566,000)
Repayment of senior secured term loans	(2,405,360)	(17,677)	(9,221)
Proceeds from senior secured term loans	2,611,593	—	693,000
Payment of debt issuance costs	(23,798)	—	(13,258)
Tax payments related to settlement of restricted stock units	(3,461)	(1,241)	(3,018)
Repurchase of common stock	(113,728)	(25,013)	(390,835)
Dividends on common stock	(90,273)	(89,081)	(95,814)
Excess tax benefits related to share-based compensation	—	65	3,810
Proceeds from stock option exercises and other	84,405	6,865	33,030
Payment of leasehold financing and capital lease obligations	(2,038)	(289)	—
Net cash provided by (used in) financing activities	57,340	(126,371)	107,694
NET INCREASE IN CASH AND CASH EQUIVALENTS	63,427	23,180	312,197
CASH AND CASH EQUIVALENTS — Beginning of year	747,709	724,529	412,332
CASH AND CASH EQUIVALENTS — End of year	$811,136	$747,709	$724,529
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$92,650	$92,344	$51,114
Income taxes paid	$139,200	$122,909	$131,833
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$16,096	$24,339	$11,462
Finance and capital lease obligations	$3,906	$45,998	$59,940
Discount on proceeds from senior secured credit facilities recorded as debt issuance costs	$5,040	$—	$7,000

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
Description of Subsidiaries
LPL Holdings, Inc. (“LPLH”), a Massachusetts holding corporation, owns 100% of the issued and outstanding common stock or other ownership interest in each of LPL Financial LLC ("LPL Financial"), Fortigent Holdings Company, Inc., and LPL Insurance Associates, Inc. (“LPLIA”). LPLH is also the majority stockholder in PTC Holdings, Inc. (“PTCH”), and owns 100% of the issued and outstanding voting common stock. Each member of PTCH's board of directors meets the direct equity ownership interest requirements that are required by the Office of the Comptroller of the Currency. The Company has established a wholly-owned series captive insurance entity that underwrites insurance for various legal and regulatory risks.
LPL Financial, with primary offices in San Diego, California; Fort Mill, South Carolina; and Boston, Massachusetts, is a clearing broker-dealer and an investment adviser that principally transacts business as an agent for its advisors and financial institutions on behalf of their clients in a broad array of financial products and services. LPL Financial is licensed to operate in all 50 states, Washington D.C., Puerto Rico, and the U.S. Virgin Islands.
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
LPLIA operates as an insurance brokerage general agency that offers life and disability insurance products and services for LPL Financial advisors.
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
Consolidation
These consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments over which the Company exercises significant influence, but does not exercise control and is not the primary beneficiary, are accounted for using the equity method.
Reportable Segment
Management has determined that the Company operates in one segment, given the similarities in economic characteristics between its operations and the common nature of its products and services, production and distribution process, and regulatory environment.

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
Advisory Revenues
The Company records fees charged to clients as advisory revenues in advisory accounts where LPL Financial is the RIA firm. A substantial portion of these advisory fees are paid to the related advisor and these payments are classified as commission and advisory expense in the consolidated statements of income.
Certain advisors conduct their advisory business through separate entities by establishing their own RIA firm pursuant to the Advisers Act or through their respective states' investment advisory licensing rules, rather than using the Company's corporate RIA platform. These independent entities, or Hybrid RIAs, engage the Company for clearing, regulatory, and custody services, including oversight of assets held at third-party custodians, as well as access to the Company's investment advisory platforms. The advisory revenue generated by these Hybrid RIAs is earned by the advisors, and accordingly not included in the Company's advisory revenues.
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
Interest Income, Net of Interest Expense
The Company earns interest income from its cash equivalents and client margin balances, less interest expense on related transactions. Because interest expense incurred in connection with cash equivalents and client margin balances is completely offset by revenue on related transactions, the Company considers such interest to be an operating expense. Interest expense from operations for the years ended December 31, 2017, 2016, and 2015 did not exceed $1.0 million.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Share-Based Compensation
Certain employees, officers, directors, advisors, and financial institutions of the Company participate in various long-term incentive plans that provide for granting stock options, warrants, restricted stock awards, restricted stock units, deferred stock units and performance stock units. Stock options, warrants and restricted stock units generally vest in equal increments over a three year period and expire on the tenth anniversary following the date of grant. Restricted stock awards and deferred stock units generally vest over a one year period, and performance stock units generally vest in full at the end of a three-year performance period.
The Company recognizes share-based compensation for equity awards granted to employees, officers, and directors as compensation and benefits expense on the consolidated statements of income. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards, restricted stock units, and deferred stock units is equal to the closing price of the Company’s stock on the date of grant. The fair value of performance stock units is estimated using a Monte-Carlo simulation model on the date of grant. Share-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.
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
The Company also makes assumptions regarding the number of stock options, warrants, restricted stock awards, restricted stock units, deferred stock units and performance stock units that will be forfeited. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Rather, different forfeiture assumptions would only impact the timing of expense recognition over the vesting period. See Note 14. Share-Based Compensation, for additional information regarding share-based compensation for equity awards granted.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Receivables From and Payables to Clients
Receivables from clients include amounts due on cash and margin transactions. The Company extends credit to clients of its advisors to finance their purchases of securities on margin and receives income from interest charged on such extensions of credit. Payables to clients represent credit balances in client accounts arising from deposits of funds, proceeds from sales of securities, and dividend and interest payments received on securities held in client accounts at LPL Financial. At December 31, 2017 and 2016, $920.1 million and $836.6 million, respectively, of the balance represent free credit balances that are held pending re-investment by the clients. The Company pays interest on certain client payable balances.
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
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from clients (in thousands):

	December 31,
	2017	2016
Beginning balance — January 1	$1,580	$1,464
Provision for bad debts, net of recoveries	(15)	116
Charge-offs	(1,099)	—
Ending balance — December 31	$466	$1,580

Advisor Loans
The Company periodically extends credit to its advisors in the form of recruiting loans, commission advances, and other loans. The decisions to extend credit to advisors are generally based on the advisors’ credit history and their ability to generate future commissions. Certain loans made in connection with recruiting are forgivable over terms ranging from three to eight years provided that the advisor remains licensed through LPL Financial. At December 31, 2017, $159.9 million of the advisor loan balance was forgivable. If an advisor terminates their arrangement with the Company prior to the forgivable loan term date or repayment of another loan, an allowance for uncollectible amounts is recorded using an analysis that takes into account the advisors’ registration status and the specific type of receivable. The aging thresholds and specific percentages used represent management’s best estimates of probable losses. Management monitors the adequacy of these estimates through periodic evaluations against actual trends experienced.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts for advisor loans (in thousands):

	December 31,
	2017	2016
Beginning balance — January 1	$1,852	$697
Provision for bad debts, net of recoveries	951	1,155
Charge-offs	(2,914)	—
Reclassification from receivables from others	3,375	—
Ending balance — December 31	$3,264	$1,852

The Company reclassified the provision for bad debt for advisor loans out of the provision for bad debt for receivables from others.
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
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from others (in thousands):

	December 31,
	2017	2016
Beginning balance — January 1	$12,851	$9,856
Provision for bad debts, net of recoveries	1,853	2,786
Charge-offs	(5,214)	209
Reclassification to advisor loans	(3,375)	—
Ending balance — December 31	$6,115	$12,851

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
Securities classified as trading are carried at fair value, while securities classified as held-to-maturity are carried at amortized cost. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At December 31, 2017, the Company did not adjust prices received from the independent third-party pricing services.
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
As of December 31, 2017, the contract and collateral market values of borrowed securities were $12.5 million and $12.1 million, respectively. As of December 31, 2016, the contract and collateral market values of borrowed securities were $5.6 million and $5.4 million, respectively.
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
Management reviews fixed assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. No material impairment occurred for the years ended December 31, 2017, 2016, and 2015.
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
Examples of critical estimates in valuing certain of the intangible assets the Company has acquired include, but are not limited to: (i) future expected cash flows from assets and advisor relationships; and (ii) discount rates.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Goodwill and other indefinite-lived intangible assets are tested annually for impairment in the fourth fiscal quarter and between annual tests if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit or indefinite-lived intangible asset is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If goodwill or other indefinite-lived intangible assets are quantitatively assessed for impairment, a two-step approach is applied. For goodwill, the Company first compares the estimated fair value of the reporting unit in which the asset resides to its carrying value. For indefinite-lived intangible assets, the Company first compares the estimated fair value of the indefinite-lived intangible asset to its carrying value. The second step, if necessary, measures the amount of such impairment by comparing the implied fair value of the asset to its carrying value. No impairment of goodwill or other indefinite-lived intangible assets was recognized during the years ended December 31, 2017, 2016, or 2015.
Long-lived assets, such as intangible assets subject to amortization, are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. There was no material impairment of definite-lived intangible assets recognized during the years ended December 31, 2017, 2016, and 2015, respectively.
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
Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness, which are carried at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 4. Fair Value Measurements, for additional information regarding the Company's fair value measurements. As of December 31, 2017, the carrying amount and fair value of the Company’s indebtedness was approximately $2,396.3 million and $2,422.0 million, respectively. As of December 31, 2016, the carrying amount and fair value was approximately $2,197.4 million and $2,218.9 million, respectively.
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
The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated, except as otherwise covered by third-party insurance or self-insurance through the Company's captive insurance subsidiary. Assessing the probability of a loss occurring and the timing and amount of any loss related to a legal proceeding or regulatory matter is inherently difficult and requires management to make significant judgments. For additional information, see Note 12, Commitments and Contingencies - Legal & Regulatory Matters.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Leasehold Financing Obligation
The Company was involved in a build-to-suit lease arrangement in Fort Mill, South Carolina, under which it served as the construction agent on behalf of the landlord and bore substantially all of the risks and rewards of ownership as measured under GAAP. The Company was therefore required to report the landlord's costs of construction as a fixed asset during the construction period as if the Company owned such asset and an equal and off-setting leasehold financing obligation on our consolidated statements of financial condition. The construction was completed in October 2016 and it was determined that the asset did not qualify for sale-leaseback accounting treatment. As such, the Company accounts for this arrangement as a capital lease in which the asset is depreciated and the lease payments are recognized as a reduction of the financing obligation and interest expense over the lease term on our consolidated statements of income.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date. ASU 2014-09 also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The Company adopted the provisions of this guidance on January 1, 2018 using the modified retrospective approach. The Company has performed an assessment of its revenue contracts as well as worked with industry participants on matters of interpretation and application and has not identified any material changes to the timing or amount of its revenue recognition under ASU 2014-09. The Company's accounting policies did not change materially as a result of applying the principles of revenue recognition from ASU 2014-09 and are largely consistent with existing guidance and current practices applied by the Company. The Company will provide additional disaggregation of revenue in accordance with ASU 2014-09.
In February 2016, the FASB issued ASU 2016-02, Leases, which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The Company expects to adopt the provisions of this guidance on January 1, 2019. The Company has identified the affected population of its leases and is evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The Company adopted the provisions of this guidance on January 1, 2018, which must be applied using a retrospective transition method to each period presented. The adoption is not expected to have a material impact on its consolidated financial statements but will impact the presentation of the cash flow statement and the Company's disclosures.
In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230): Classification and Presentation of Restricted Cash in the Statements of Cash Flows, which requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents in the statement of cash flows. The Company adopted the provisions of this guidance on January 1, 2018, and will begin presenting segregated cash and restricted cash activity on the consolidated statements of cash flows using a retrospective transition method for each period presented.
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
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting (Topic 718), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company does not expect a material impact from this update on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
On January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The ASU is designed to identify areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The adoption of ASU 2016-09 had no material impact on the Company's consolidated financial statements; however, it did reduce the Company's effective income tax rate for the twelve months ended December 31, 2017.
3.    Acquisitions
On August 15, 2017, the Company entered into an asset purchase agreement ("Asset Purchase Agreement") with National Planning Holdings, Inc. (“NPH”), and its four broker-dealer subsidiaries (collectively with NPH, “NPH Sellers”) to acquire certain assets and rights of the NPH Sellers, including business relationships with financial advisors who become affiliated with the Company. In accordance with ASC 805, Business Combinations, control will transfer when the Company begins to onboard NPH advisors and client assets onto its platform, which will occur in two waves. The first wave was completed in the fourth quarter of 2017 and the Company anticipates completing the conversion by the end of the first quarter of 2018 (the "Conversion Period").
The Company paid $325 million to the NPH Sellers at closing, which occurred on August 15, 2017 and is included in the National Planning Holdings acquisition line on the consolidated statements of financial condition. Following the completion of the first wave in the fourth quarter of 2017, the Company recorded intangible assets of $98.4 million in advisor relationships and $61.9 million in goodwill acquired in the purchase. The Company has agreed to a potential contingent payment of up to $122.8 million (the “Contingent Payment”), following the conclusion of the Conversion Period, which will be calculated based on the percentage of aggregate trailing twelve-month gross dealer concessions (“GDC”) in respect of NPH Sellers’ client accounts that transfer to the Company, as determined under the Asset Purchase Agreement. The Contingent Payment would be paid on an interpolated basis based on the percentage of transferred GDC between 72% and 93.5% and in the event that the percentage is less than 72%, no Contingent Payment would be due.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the years ended December 31, 2017 and 2016.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At December 31, 2017 and December 31, 2016, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At December 31, 2017 and December 31, 2016, the Company did not adjust prices received from the independent third-party pricing services.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$147,034	$—	$—	$147,034
Securities owned — trading:
Money market funds	288	—	—	288
Mutual funds	10,850	—	—	10,850
Equity securities	201	—	—	201
Debt securities	—	60	—	60
U.S. treasury obligations	6,480	—	—	6,480
Total securities owned — trading	17,819	60	—	17,879
Other assets	180,377	9,282	—	189,659
Total assets at fair value	$345,230	$9,342	$—	$354,572
Liabilities
Securities sold, but not yet purchased:
Mutual funds	$3	$—	$—	$3
Equity securities	67	—	—	67
Debt securities	—	1,112	—	1,112
Total securities sold, but not yet purchased	70	1,112	—	1,182
Total liabilities at fair value	$70	$1,112	$—	$1,182

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

Changes in Level 3 Recurring Fair Value Measurements
At December 31, 2017, the Company reduced the amount of contingent consideration related to a 2014 business venture.
5.    Held-to-Maturity Securities
The Company holds certain investments in securities, primarily United States government notes, which are recorded at amortized cost because the Company has both the intent and the ability to hold these investments to maturity. Interest income is accrued as earned. Premiums and discounts are amortized using a method that

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

approximates the effective yield method over the term of the security and are recorded as an adjustment to the investment yield.
The amortized cost, gross unrealized loss, and fair value of securities held-to-maturity were as follows (in thousands):

	December 31,
	2017	2016
Amortized cost	$11,833	$8,862
Gross unrealized loss	(86)	(31)
Fair value	$11,747	$8,831

At December 31, 2017, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$5,006	$6,327	$500	$11,833
U.S. government notes — at fair value	$4,986	$6,266	$495	$11,747

6.	Receivables from Product Sponsors, Broker-Dealers, and Clearing Organizations and Payables to Broker-Dealers and Clearing Organizations
Receivables from product sponsors, broker-dealers, and clearing organizations and payables to broker-dealers and clearing organizations were as follows (in thousands):

	December 31,
	2017	2016
Receivables:
Commissions receivable from product sponsors and others	$125,891	$116,218
Receivable from clearing organizations	62,561	50,656
Receivable from broker-dealers	1,389	1,309
Securities failed-to-deliver	6,366	6,939
Total receivables	$196,207	$175,122
Payables:
Payable to clearing organizations	$13,316	$26,517
Payable to broker-dealers	31,869	32,065
Securities failed-to-receive	9,077	4,450
Total payables	$54,262	$63,032

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7.    Fixed Assets
The components of fixed assets were as follows (in thousands):

	December 31,
	2017	2016
Internally developed software	$346,029	$293,997
Leasehold improvements	82,413	86,171
Computers and software	160,400	122,442
Buildings	105,939	105,939
Furniture and equipment	73,767	74,492
Land	4,678	4,678
Construction in progress	66,802	55,568
Total fixed assets	840,028	743,287
Accumulated depreciation and amortization	(427,344)	(355,919)
Fixed assets, net	$412,684	$387,368

Depreciation and amortization expense was $84.1 million, $75.9 million, and $73.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.
8.    Goodwill and Other Intangible Assets
A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2015	$1,365,838
Goodwill acquired	—
Balance at December 31, 2016	$1,365,838
Goodwill acquired	61,931
Balance at December 31, 2017	$1,427,769

The components of intangible assets were as follows at December 31, 2017 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	8.0	$538,921	$(269,294)	$269,627
Product sponsor relationships	8.1	234,086	(137,615)	96,471
Client relationships	6.8	19,133	(11,477)	7,656
Trade names	4.3	1,200	(680)	520
Total definite-lived intangible assets		$793,340	$(419,066)	$374,274
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$414,093

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of intangible assets were as follows at December 31, 2016 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	9.0	$440,533	$(244,540)	$195,993
Product sponsor relationships	9.1	234,086	(125,620)	108,466
Client relationships	7.7	19,133	(10,055)	9,078
Trade names	5.3	1,200	(560)	640
Total definite-lived intangible assets		$694,952	$(380,775)	$314,177
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$353,996

Total amortization expense of intangible assets was $38.3 million, $38.0 million, and $38.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. Future amortization expense is estimated as follows (in thousands):

2018	$47,678
2019	47,642
2020	47,250
2021	47,093
2022	46,345
Thereafter	138,266
Total	$374,274

9.    Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities were as follows (in thousands):

	December 31,
	2017	2016
Advisor deferred compensation plan liability	$177,652	$133,632
Accrued compensation	64,728	63,741
Deferred rent	41,629	43,817
Accounts payable	47,125	23,284
Other accrued liabilities	130,015	121,071
Total accounts payable and accrued liabilities	$461,149	$385,545

10.    Debt
On September 21, 2017, LPLFH and LPLH entered into a second amendment (the “Amendment”) to the Company's amended and restated credit agreement, dated March 10, 2017 (as amended by that certain amendment agreement, dated as of June 20, 2017, the Amendment, and as further amended to date, the “Credit Agreement”) and repriced its existing $500.0 million senior secured revolving credit facility and $1,695.8 million senior secured Term Loan B facility ("Term Loan B"). Additionally, LPLH raised $400.0 million in aggregate principal amount of notes (the “Additional Notes”), which were issued above par at 103.0% as an add-on to the Original Notes (as defined below). The Additional Notes issued in the offering are governed by the same indenture, and have the same terms, as the Original Notes. LPLH used $200 million in proceeds from the offering to pay down its Term Loan B to $1,500 million. In connection with the execution of the Amendment, the Company incurred $9.1 million in costs, which are capitalized as debt issuance costs in the consolidated statements of financial condition, and accelerated the recognition of $1.3 million of unamortized debt issuance costs as a loss on extinguishment of debt in the consolidated statements of income.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On March 10, 2017, LPLFH and LPLH entered into a fourth amendment agreement, which amended and restated LPLH’s then-existing credit agreement and refinanced LPLH’s then-outstanding senior secured credit facilities. The proceeds of the new Term Loan B, together with the proceeds from the offering of $500.0 million aggregate principal amount of 5.75% senior notes (the “Original Notes” and, together with the Additional Notes, the “Notes”) and cash, were used to repay LPLH’s then-existing senior secured credit facilities and to pay accrued interest and related fees and expenses. The refinancing led to the extinguishment of the previous Term Loan A and B facilities, which required the Company to accelerate the recognition of $21.1 million of related unamortized debt issuance costs, and recognize that amount as a loss on extinguishment of debt in the consolidated statements of income.
Issuance of 5.75% Senior Notes due 2025
The Original Notes were issued in March 2017 pursuant to an indenture, dated March 10, 2017, among LPLH, U.S. Bank National Association, as trustee, and certain of the Company’s subsidiaries as guarantors (as supplemented, the “Indenture”).
The Additional Notes were issued in September 2017 pursuant to a supplemental indenture, dated September 21, 2017, among LPLH, U.S. Bank National Association, as trustee, and certain of the Company’s subsidiaries as guarantors.
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
Senior Secured Credit Facilities
Borrowings under the Term Loan B facility bear interest at a rate per annum of 225 basis points over the Eurodollar Rate or 125 basis point over the base rate (as defined in the Credit Agreement), and have no leverage or interest coverage maintenance covenants. Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 125 to 175 basis points over the Eurodollar Rate or 25 to 75 basis points over the base rate, depending on the Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement). The Eurodollar Rate option is the one-, two-, three-, or six-month LIBOR rate, as selected by LPLH, or, with the approval of the applicable lenders, twelve month LIBOR rate or the LIBOR rate for another period acceptable to the Administrative Agent (including a shorter period). The Eurodollar Rate is subject to an interest rate floor of 0%.

The Company’s outstanding borrowings were as follows (dollars in thousands):

	December 31, 2017
Long-Term Borrowings	Balance	Current Applicable Margin	Interest Rate	Maturity
Revolving Credit Facility	$—	LIBOR+125bps	—	9/21/2022
Senior Secured Term Loan B(1)	1,496,250	LIBOR+225 bps	3.81%	9/21/2024
Senior Unsecured Notes(1)(2)	900,000	Fixed Rate	5.75%	9/15/2025
Total long-term borrowings	2,396,250
Plus: Unamortized Premium	11,584
Less: Unamortized Debt Issuance Cost	(22,812)
Net Carrying Value	$2,385,022
_____________________

(1)	No leverage or interest coverage maintenance covenants.

(2)
The Senior Unsecured Notes were issued in two separate transactions; $500.0 million in Original Notes were issued in March 2017 at par; the remaining $400.0 million in Additional Notes were issued in September 2017 and priced at 103.0% of the aggregate principal amount.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2016
Senior Secured Credit Facilities	Balance	Interest Rate	Maturity
Term Loan A	$459,375	3.27%	9/30/2019
2019 Term Loan B	420,309	3.25%	3/29/2019
2021 Term Loan B	624,676	4.25%	3/29/2021
2022 Term Loan B	693,000	4.80%	11/20/2022
Total borrowings	2,197,360
Less: Unamortized Debt Issuance Cost	(21,924)
Net Carrying Value	$2,175,436

The Company is required to make quarterly payments on the Term Loan B facility (commencing with the fiscal quarter ending December 31, 2017), each equal to 0.25% of the original principal amount of the loans under the Term Loan B facility.
Voluntary prepayments of the Term Loan B facility in connection with a Repricing Transaction (as defined in the Credit Agreement) on or prior to six months after the date of the Amendment will be subject to a call premium of 1.0%. Otherwise, outstanding loans under the Term Loan B facility may be voluntarily prepaid at any time without premium or penalty.
As of December 31, 2017, the Company had $11.1 million of irrevocable letters of credit, with an applicable interest rate margin of 1.25%, which were supported by the credit facility.
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of December 31, 2017, the Company was in compliance with such covenants.
Bank Loans Payable
The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200.0 million limit and allows for both collateralized and uncollateralized borrowings. During the year ended December 31, 2017, the Company drew a total of $239.0 million on one of the lines of credit at a weighted average interest rate of 2.61%. During the year ended December 31, 2016, the Company drew $105.0 million on one of the lines of credit at an interest rate of 1.59%. The lines were not otherwise utilized in 2017 and 2016. There were no balances outstanding at December 31, 2017 or 2016.
The minimum calendar year payments and maturities of the long-term borrowings as of December 31, 2017 are as follows (in thousands):

2018	$14,906
2019	14,758
2020	14,611
2021	14,465
2022	14,322
Thereafter	2,323,188
Total	$2,396,250

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11.    Income Taxes
The Company’s provision for income taxes was as follows (in thousands):

	December 31,
	2017	2016	2015
Current provision:
Federal	$117,745	$102,133	$123,633
State	17,353	15,002	20,291
Total current provision	135,098	117,135	143,924
Deferred benefit:
Federal	(8,951)	(10,767)	(24,972)
State	(440)	(783)	(5,181)
Total deferred benefit	(9,391)	(11,550)	(30,153)
Provision for income taxes	$125,707	$105,585	$113,771

A reconciliation of the United States federal statutory income tax rates to the Company’s effective income tax rates is set forth below:

	Years Ended December 31,
	2017	2016	2015
Federal statutory income tax rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.0	3.5	3.6
Non-deductible expenses	0.6	0.3	0.7
Share-based compensation	(0.9)	0.1	—
Tax Cuts and Jobs Act of 2017	(2.4)	—	—
Domestic production activities deduction	(0.9)	(2.2)	—
Research & development credits	(0.4)	(1.1)	—
Other	0.5	(0.1)	1.0
Effective income tax rates	34.5%	35.5%	40.3%

The decrease in the Company's effective income tax rate and income tax expense in 2017 compared to 2016 was primarily due to tax benefits associated with the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on January 1, 2017, and the revaluation of its deferred tax assets and liabilities under the Tax Cuts and Jobs Act 2017, partially offset by tax benefits recorded during 2016 associated with internally developed software that was not repeated in 2017.
The decrease in the Company's effective income tax rate and income tax expense in 2016 compared to 2015 was primarily due to tax benefits associated with internally developed software that we determined in 2016.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of the net deferred income taxes included in the consolidated statements of financial condition were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Accrued liabilities	$59,422	$75,907
Share-based compensation	17,122	31,715
State taxes	5,630	9,345
Deferred rent	32,457	49,544
Provision for bad debts	2,956	7,520
Net operating losses	—	(10)
Forgivable loans	7,643	9,381
Captive insurance	1,355	1,689
Other	—	956
Total deferred tax assets	126,585	186,047
Deferred tax liabilities:
Amortization of intangible assets	(75,043)	(122,482)
Depreciation of fixed assets	(63,213)	(88,960)
Other	(4,333)	(219)
Total deferred tax liabilities	(142,589)	(211,661)
Deferred income taxes, net	$(16,004)	$(25,614)

The following table reflects a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, including interest and penalties (in thousands):

	December 31,
	2017	2016	2015
Balance — Beginning of year	$39,766	$24,747	$20,987
Increases for tax positions taken during the current year	7,815	17,787	4,404
Reductions as a result of a lapse of the applicable statute of limitations	(4,924)	(2,768)	(644)
Balance — End of year	$42,657	$39,766	$24,747

At December 31, 2017 and 2016, there were $37.6 million and $31.4 million, respectively, of unrecognized tax benefits that if recognized, would favorably affect the effective income tax rate in any future periods.
The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes within the consolidated statements of financial condition. At December 31, 2017 and 2016, the liability for unrecognized tax benefits included accrued interest of $4.5 million and $3.9 million, respectively, and penalties of $4.4 million and $4.5 million, respectively.
The Company and its subsidiaries file income tax returns in the federal jurisdiction, as well as most state jurisdictions, and are subject to routine examinations by the respective taxing authorities. The Company has concluded all federal income tax matters for years through 2011 and all state income tax matters for years through 2006.
The tax years of 2012 to 2016 remain open to examination in the federal jurisdiction. The tax years of 2007 to 2016 remain open to examination in the state jurisdictions. In the next 12 months, it is reasonably possible that the Company expects a reduction in unrecognized tax benefits of $2.7 million primarily related to the statute of limitations expiration in various state jurisdictions.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12.    Commitments and Contingencies
Leases
The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $20.1 million, $24.7 million, and $25.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Service and Development Contracts
The Company is party to certain long-term contracts for systems and services that enable back office trade processing and clearing for its product and service offerings.
Future minimum payments under leases, lease commitments, service, development, and agency contracts, and other contractual obligations with initial terms greater than one year were as follows at December 31, 2017 (in thousands):

2018	$63,430
2019	46,463
2020	35,057
2021	32,416
2022	32,741
Thereafter	270,252
Total(1)	$480,359

_____________________

(1)	Future minimum payments have not been reduced by minimum sublease rental income of $14.2 million due in the future under noncancellable subleases.
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded commitments at December 31, 2017.
Legal & Regulatory Matters
The Company is subject to extensive regulation and supervision by United States federal and state agencies and various self-regulatory organizations. The Company and its advisors periodically engage with such agencies and organizations, in the context of examinations or otherwise, to respond to inquiries, informational requests, and investigations. From time to time, such engagements result in regulatory complaints or other matters, the resolution of which has in the past and may in the future include fines, customer restitution and other remediation. Assessing the probability of a loss occurring and the amount of any loss related to a legal proceeding or regulatory matter is

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

inherently difficult. While the Company exercises significant and complex judgments to make certain estimates presented in its consolidated financial statements, there are particular uncertainties and complexities involved when assessing the potential outcomes of legal proceedings and regulatory matters. The Company's assessment process considers a variety of factors and assumptions, which may include the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts; potential opportunities for settlement and the status of any settlement discussions; as well as the potential for insurance coverage and indemnification, if available. The Company monitors these factors and assumptions for new developments and re-assesses the likelihood that a loss will occur and the estimated range or amount of loss, if those amounts can be reasonably determined. The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated, except as otherwise covered by third-party insurance or self-insurance through the captive insurance subsidiary, as discussed below.
A putative class action lawsuit has been filed against the Company and certain of its executive officers in federal district court alleging certain misstatements and omissions related to the Company’s share repurchases and financial performance in late 2015.
Third-Party Insurance
The Company maintains third-party insurance coverage for certain potential legal proceedings, including those involving certain client claims. With respect to such client claims, the estimated losses on many of the pending matters are less than the applicable deductibles of the insurance policies.
Self-Insurance
The Company has self-insurance for certain potential liabilities, including various errors and omissions liabilities, through a wholly-owned captive insurance subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends. As of December 31, 2017 and 2016, these self-insurance liabilities are included in accounts payable and accrued liabilities in the consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the consolidated statements of income for the years ended December 31, 2017, 2016, and 2015.
Other Commitments
As of December 31, 2017, the Company had approximately $270.9 million of client margin loans that were collateralized with securities having a fair value of approximately $379.2 million that it can repledge, loan, or sell. Of these securities, approximately $49.9 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of December 31, 2017 there were no restrictions that materially limited the Company's ability to repledge, loan, or sell the remaining $329.3 million of client collateral.
Trading securities on the consolidated statements of financial condition includes $6.5 million and $3.0 million pledged to clearing organizations at December 31, 2017 and 2016, respectively.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13.    Stockholders' Equity
Dividends
The payment, timing and amount of any dividends are subject to approval by the Company's board of directors (the "Board of Directors") as well as certain limits under the Credit Agreement and Indenture. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2017		2016
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$22.6	$0.25	$22.2
Second quarter	$0.25	$22.6	$0.25	$22.3
Third quarter	$0.25	$22.5	$0.25	$22.3
Fourth quarter	$0.25	$22.5	$0.25	$22.3

Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the consolidated statements of financial condition.
On December 5, 2017, the Board of Directors authorized an increase to the Company’s existing share repurchase program, enabling the Company to repurchase its issued and outstanding common stock from time to time. As of December 31, 2017, the Company had $500.0 million remaining under the existing share repurchase program. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement, the Indenture, and the Company’s general working capital needs.
The Company had the following activity under its approved share repurchase programs (in millions, except share and per share data):

	2017
	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)
First Quarter	566,798	$39.68	$22.5
Second Quarter	910,349	$39.78	36.2
Third Quarter	539,385	$46.37	25.0
Fourth Quarter	603,000	$49.76	30.0
	2,619,532	$43.42	$113.7
_________________________

(1)	Included in the total cost of shares purchased is a commission fee of $0.02 per share.
14.    Share-Based Compensation
Certain employees, advisors, institutions, officers, and directors of the Company participate in various long-term incentive plans, which provide for granting stock options, warrants, restricted stock awards, restricted stock units, deferred stock units and performance stock units.
In November 2010, the Company adopted the 2010 Omnibus Equity Incentive Plan (as amended and restated in May 2015, the “2010 Plan”), which provides for the granting of stock options, warrants, restricted stock awards, restricted stock units, deferred stock units, performance stock units, and other equity-based compensation. Since its adoption, awards have been and are only made out of the 2010 Plan.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of December 31, 2017, there were 20,055,945 shares authorized for grant under the 2010 Plan. There were 7,287,382 shares reserved for exercise or conversion of outstanding awards granted, and 7,813,333 shares remaining available for future issuance, under the 2010 Plan as of December 31, 2017.
Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee and officer stock options that have been granted:

	Years Ended December 31,
	2017	2016	2015
Expected life (in years)	5.43	5.26	5.30
Expected stock price volatility	35.27%	33.38%	25.78%
Expected dividend yield	2.61%	2.87%	2.30%
Risk-free interest rate	2.14%	1.16%	1.58%
Fair value of options	$10.63	$4.60	$8.81
The fair value of each stock option or warrant awarded to advisors and financial institutions is estimated on the date of grant and revalued at each reporting period using the Black-Scholes valuation model with the following weighted-average assumptions used:

	Years Ended December 31,
	2017	2016	2015
Expected life (in years)	5.00	5.90	5.25
Expected stock price volatility	35.34%	35.19%	25.91%
Expected dividend yield	2.00%	2.87%	2.35%
Risk-free interest rate	2.14%	2.13%	1.84%
Fair value of options	$24.93	$11.72	$12.12

The following table summarizes the Company’s stock option and warrant activity as of and for the year ended December 31, 2017:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2016	7,153,982	$30.40
Granted	851,810	$39.48
Exercised	(2,727,774)	$30.17
Forfeited and Expired	(411,519)	$34.83
Outstanding — December 31, 2017	4,866,499	$31.73	5.87	$123,636
Exercisable — December 31, 2017	3,068,227	$32.29	4.32	$76,245
Exercisable and expected to vest — December 31, 2017	4,788,088	$31.69	5.82	$121,869

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes information about outstanding stock options and warrants as of December 31, 2017:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$18.04 - $23.02	1,642,309	5.96	$20.31	818,587	$20.78
$23.41 - $30.00	770,107	3.75	$28.16	734,811	$28.31
$31.60 - $32.33	408,375	4.66	$31.86	408,375	$31.86
$34.00 - $39.60	1,247,074	6.89	$37.56	481,722	$34.50
$42.59 - $54.81	798,634	6.76	$49.52	624,732	$50.64
	4,866,499	5.87	$31.73	3,068,227	$32.29

The Company recognized share-based compensation related to the vesting of stock options awarded to employees and officers of $7.2 million, $10.7 million, and $14.5 million during the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $7.8 million, which is expected to be recognized over a weighted-average period of 1.83 years.
During 2011 and 2012, the Company granted stock options and warrants to its advisors and financial institutions. The Company recognized share based compensation of $1.8 million, $1.8 million, and $3.4 million during the years ended December 31, 2017, 2016, and 2015, respectively, related to the vesting of stock options and warrants awarded to its advisors and financial institutions. As of December 31, 2017, all stock options and warrants granted to advisors and financial institutions were fully vested and the related compensation cost was fully recognized.
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units, and performance stock units, for the year ended December 31, 2017:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested — December 31, 2016	10,404	$35.85	982,253	$30.61
Granted	18,700	$39.73	470,063	$40.10
Vested	(16,308)	$37.25	(385,999)	$36.33
Forfeited	—	$—	(109,194)	$31.92
Nonvested — December 31, 2017	12,796	$39.73	957,123	$32.81
Expected to vest — December 31, 2017	12,796	$39.73	902,829	$32.52

The Company grants restricted stock awards and deferred stock units to its directors, restricted stock units to its employees and officers and performance stock units to its officers. Restricted stock awards and stock units must vest or else are subject to forfeiture; however, restricted stock awards are included in our shares outstanding upon grant and have the same dividend and voting rights as our common stock. The Company recognized $11.5 million, $8.9 million, and $8.3 million of share-based compensation related to the vesting of these restricted stock awards, restricted stock units, deferred stock units, and performance stock units during the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, total unrecognized compensation cost for restricted stock awards, deferred stock units, restricted stock units and performance stock units was $13.0 million, which is expected to be recognized over a weighted-average remaining period of 1.94 years.
The Company also grants restricted stock units to its advisors and to financial institutions. The Company recognized share-based compensation of $7.3 million, $2.7 million and $2.5 million related to the vesting of these

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

awards during the years ended December 31, 2017, 2016, and 2015 respectively. As of December 31, 2017, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $6.4 million, which is expected to be recognized over a weighted-average remaining period of 1.68 years.
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

	Years Ended December 31,
	2017	2016	2015
Net income	$238,863	$191,931	$168,784

Basic weighted-average number of shares outstanding	90,002	89,072	95,273
Dilutive common share equivalents	2,113	941	1,513
Diluted weighted-average number of shares outstanding	92,115	90,013	96,786

Basic earnings per share	$2.65	$2.15	$1.77
Diluted earnings per share	$2.59	$2.13	$1.74

The computation of diluted earnings per share excludes stock options, warrants, and stock units that are anti-dilutive. For the years ended December 31, 2017, 2016, and 2015, stock options, warrants, and stock units representing common share equivalents of 1,909,288 shares, 4,054,972 shares, and 2,223,886 shares, respectively, were anti-dilutive.
16.    Employee and Advisor Benefit Plans
The Company participates in a 401(k) defined contribution plan sponsored by LPL Financial. All employees meeting minimum age and length of service requirements are eligible to participate. The Company has an employer matching program whereby employer contributions are made to the 401(k) plan, and employees are eligible for matching contributions after completing one year of service. The Company's contributions were made during the year ended December 31, 2017 in an amount equal to 65% of the first 8% of an employee's designated deferral of their eligible compensation. The Company’s total cost related to the 401(k) plan was $10.5 million, $10.1 million, and $9.9 million for the years ended December 31, 2017, 2016, and 2015, respectively, which is classified as compensation and benefits expense in the consolidated statements of income.
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
In January 2008, the Company adopted a non-qualified deferred compensation plan for the purpose of attracting and retaining advisors who operate, for tax purposes, as independent contractors, by providing an opportunity for participating advisors to defer receipt of a portion of their gross commissions generated primarily from commissions earned on the sale of various products. The deferred compensation plan has been fully funded to date by participant contributions. Plan assets are invested in mutual funds, which are held by the Company in a Rabbi Trust. The liability for benefits accrued under the non-qualified deferred compensation plan totaled $177.7 million at December 31, 2017, which is included in accounts payable and accrued liabilities in the consolidated statements of financial condition. The cash values of the related trust assets was $176.9 million at December 31, 2017, which is measured at fair value and included in other assets in the consolidated statements of financial condition.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Certain employees and advisors of the Company’s subsidiaries participated in non-qualified deferred compensation plans (the “Plans”) that permitted participants to defer portions of their compensation and earn interest on the deferred amounts. The Plans were closed to new participants as of December 31, 2017 and no contributions have been made since the date of the Company's acquisition of such subsidiary. Plan assets are held by the Company in a Rabbi Trust and accounted for in the manner described above. As of December 31, 2017, the Company has recorded assets of $3.5 million and liabilities of $1.8 million, which are included in other assets and accounts payable and accrued liabilities, respectively, in the consolidated statements of financial condition.
17.    Related Party Transactions
The Company has related party transactions with certain beneficial owners of more than ten percent of the Company's outstanding common stock. Additionally, through its subsidiary LPL Financial, the Company provides services and charitable contributions to the LPL Financial Foundation, an organization that provides volunteer and financial support within the Company's local communities.
During the years ended December 31, 2017, 2016, and 2015, the Company recognized revenue for services provided to these related parties of $3.1 million, $0.1 million, and $0.6 million, respectively. The Company incurred expenses for the services provided by these related parties of $1.9 million, $1.5 million, and $6.8 million, during the years ended December 31, 2017, 2016, and 2015 respectively. As of December 31, 2017 and 2016, receivables and payables to related parties were not material.
During the years ended December 31, 2016 and 2015, the Company had related party transactions with certain portfolio companies of TPG Capital. TPG Capital was a shareholder of the Company's common stock and a firm of which one of the Company's directors previously served as a partner. For the year ended December 31, 2017, TPG Capital was no longer a related party.
18.    Net Capital and Regulatory Requirements
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Under the alternative method permitted by the rules, LPL Financial must maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items arising from client transactions. The net capital rules also provide that the broker-dealer's capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and, as of December 31, 2017, had net capital of $99.5 million with a minimum net capital requirement of $7.8 million.
The Company's subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have substantial monetary and non-monetary impacts to PTC's operations.
As of December 31, 2017 and 2016, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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
LPL Financial is obligated to settle transactions with brokers and other financial institutions even if its advisors' clients fail to meet their obligation to LPL Financial. Clients are required to complete their transactions on the settlement date, generally two business days after the trade date. If clients do not fulfill their contractual obligations, LPL Financial may incur losses. In addition, the Company occasionally enters into certain types of

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

contracts to fulfill its sale of when, as, and if issued securities. When, as, and if issued securities have been authorized but are contingent upon the actual issuance of the security. LPL Financial has established procedures to reduce this risk by generally requiring that clients deposit cash or securities into their account prior to placing an order.
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
20.    Selected Quarterly Financial Data (Unaudited)

	2017
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$1,035,427	$1,065,504	$1,064,108	$1,116,442
Net income	$48,189	$68,434	$58,142	$64,098
Basic earnings per share	$0.54	$0.76	$0.65	$0.71
Diluted earnings per share	$0.52	$0.74	$0.63	$0.69
Dividends declared per share	$0.25	$0.25	$0.25	$0.25

	2016
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$1,005,305	$1,019,181	$1,017,440	$1,007,457
Net income	$50,392	$47,849	$51,954	$41,736
Basic earnings per share	$0.57	$0.54	$0.58	$0.47
Diluted earnings per share	$0.56	$0.53	$0.58	$0.46
Dividends declared per share	$0.25	$0.25	$0.25	$0.25

21.    Subsequent Event
On February 16, 2018, the Board of Directors declared a cash dividend of $0.25 per share on the Company's outstanding common stock to be paid on March 23, 2018 to all stockholders of record on March 9, 2018.
******