Form 10-K/A
period 2017-12-31
LPL Financial Holdings Inc.
filed 2018-02-27
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

LPL Financial Holdings Inc. is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, submitted to the Securities and Exchange Commission on February 20, 2018 (the “Original Filing”), solely for the purpose of updating the certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2, which inadvertently referred to a different periodic report in the Original Filing. This Amendment does not otherwise amend, supplement or update any information contained in the Original Filing and does not give effect to any subsequent events.

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

4

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

5

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

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

LPL Financial Holdings Inc.

By:	/s/ Dan H. Arnold
Dan H. Arnold
President and Chief Executive Officer
Dated: February 27, 2018

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