Form 10-Q
period 2018-03-31
LPL Financial Holdings Inc.
filed 2018-05-04
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of April 27, 2018 was 89,136,179.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company’s future financial and operating results, outlook, growth, plans, business strategies, liquidity, future indebtedness, future share repurchases, and future dividends, including statements regarding future resolution of regulatory matters, legal proceedings and related costs, future revenues and expenses, and projected savings and anticipated improvements to the Company’s operating model, services, and technologies as a result of its initiatives, programs and/or acquisitions, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company’s historical performance and its plans, estimates, and expectations as of May 4, 2018. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; changes in interest rates and fees payable by banks participating in the Company’s cash sweep program, including the Company’s success in negotiating agreements with current or additional counterparties; the Company’s strategy in managing cash sweep program fees; fluctuations in the levels of brokerage and advisory assets, including net new assets, and the related impact on fee revenue; fluctuations in the number of retail investors served by the Company; effects of competition in the financial services industry; the success of the Company in attracting and retaining financial advisors and institutions, and their ability to market effectively financial products and services; changes in the growth and profitability of the Company’s fee-based business; the effect of current, pending, and future legislation, regulation, and regulatory actions, including with respect to retail savings and disciplinary actions imposed by federal and state regulators and self-regulatory organizations; the costs of settling and remediating issues related to past, pending or future regulatory matters or legal proceedings; changes made to the Company’s offerings and services in response to current, pending, and future legislation, regulation, and regulatory actions, and the effect that such changes may have on the Company’s gross profit streams and costs; execution of the Company’s capital management plans, including its compliance with the terms of its credit agreement and the indenture governing its senior notes; the price, the availability of shares, and trading volumes of the Company’s common stock, which will affect the timing and size of future share repurchases by the Company; execution of the Company’s plans and its success in realizing the synergies, expense savings and service improvements and efficiencies expected to result from its initiatives and programs, including its acquisition of the broker-dealer network of National Planning Holdings, Inc. ("NPH") and its expense plans and technological initiatives; the performance of third-party service providers to which business processes are transitioned; the Company’s ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s 2017 Annual Report on

ii

Form 10-K, as amended by Amendment No. 1 on Form 10-K/A filed on February 27, 2018 (collectively, the "2017 Annual Report on Form 10-K"), as may be amended or updated in the Company’s Quarterly Reports on Form 10-Q. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report, even if its estimates change, and you should not rely on statements contained herein as representing the Company’s views as of any date subsequent to the date of this quarterly report.

ii

PART I — FINANCIAL INFORMATION
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We are a leader in the retail financial advice market and the nation's largest independent broker-dealer. We enable independence for financial advisors by providing the capabilities, technology, and service they need, so they can focus on serving their clients. Our services include advisory and brokerage platforms, portfolio construction, integrated technology and services, comprehensive clearing and compliance services, practice management programs and training, and independent research. We provide our brokerage and investment advisory services to more than 16,000 independent financial advisors, including financial advisors at approximately 800 financial institutions across the country, enabling them to provide their retail investors with objective financial advice through a lower conflict model. Through our advisors, we are one of the largest distributors of financial products and services in the United States.
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
Executive Summary
Financial Highlights
Net income for the first quarter of 2018 was $93.5 million or $1.01 per share, which compares to $48.2 million, or $0.52 per share, in the first quarter of 2017. Increased cash sweep revenue and advisory fee revenue contributed to the earnings per share growth.
Asset Growth Trends
Total brokerage and advisory assets served were $647.5 billion as of March 31, 2018, up 22.1% from $530.3 billion as of March 31, 2017. Total net new assets were $38.9 billion for the three months ended March 31, 2018, compared to $2.6 billion for the same period in 2017.
Net new advisory assets were $13.1 billion for the three months ended March 31, 2018, compared to $6.0 billion in the same period in 2017. As of March 31, 2018, our advisory assets had grown to $283.5 billion from the prior year balance of $225.7 billion and represented 43.8% of total brokerage and advisory assets served.
Net new brokerage assets were $25.8 billion for the three months ended March 31, 2018, compared to an outflow of $3.4 billion for the same period in 2017. The increase in net new brokerage asset inflows primarily reflected the impact from the second wave of advisors ("Wave 2") onboarded in connection with our acquisition of the broker-dealer network of National Planning Holdings, Inc. (“NPH”) and its four broker-dealer subsidiaries (the “NPH Acquisition”). As of March 31, 2018, our brokerage assets had grown to $364.1 billion from $304.6 billion as of March 31, 2017.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, was $464.0 million for the three months ended March 31, 2018, an increase of 23.3% in comparison to $376.2 million for the quarter ended March 31, 2017. Management presents gross profit, which is calculated as net revenues less commission and advisory expenses and brokerage, clearing, and exchange fees, because we believe that measure may be useful to investors in evaluating the Company’s core operating performance before indirect costs that are general and administrative in nature. See footnote 8 to the Financial Metrics table within the “How We Evaluate Our Business” section for additional information on gross profit. The increase in period-over-period gross profit was primarily due to increases in cash sweep revenue from the impact of the increases in the target range for the federal funds effective rate in 2017 and March 2018, increases in advisory revenues resulting from net new assets and market gains as represented by higher levels of the S&P 500 index.
NPH Update
On August 15, 2017, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with NPH, and its four broker-dealer subsidiaries (collectively with NPH, the “NPH Sellers”) to acquire certain assets and rights of the NPH Sellers, including business relationships with financial advisors who become affiliated with our broker-dealer subsidiary LPL Financial LLC (“LPL Financial”). We paid $325 million to the NPH Sellers at closing and agreed to a potential contingent payment of up to $122.8 million. The conversion period under the Asset Purchase Agreement concluded in the first quarter of 2018, and no resulting contingent payment was due to the NPH Sellers. For the three months ended March 31, 2018, we onboarded $36.0 billion in brokerage and advisory assets from NPH.
Capital Management Activity
We returned $83.4 million of capital to shareholders during the three months ended March 31, 2018, including $22.6 million of dividends and $60.8 million of share repurchases, representing 967,500 shares.
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

How We Evaluate Our Business
We focus on several key operating and financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating and financial metrics are as follows:

	Three Months Ended March 31,
Operating Metrics (balances may not foot due to rounding)	2018	2017	% Change
Advisory assets (in billions)(1)(2)	$283.5	$225.7	26%
Brokerage assets (in billions)(1)(3)	364.1	304.6	20%
Total Brokerage and Advisory Assets served(in billions)(1)	$647.5	$530.3	22%

Net new advisory assets (in billions)(4)	$13.1	$6.0	n/m
Net new brokerage assets (in billions)(5)	25.8	(3.4)	n/m
Total Brokerage and Advisory Net New Assets (in billions)	$38.9	$2.6	n/m

Insured cash account balances (in billions)(1)	$22.6	$22.0	3%
Deposit cash account balances (in billions)(1)	4.2	4.2	—%
Money market account balances (in billions)(1)	2.9	3.8	(24)%
Total Cash Sweep Balances	$29.6	$30.0	(1)%

Advisors	16,067	14,354	12%

	Three Months Ended March 31,
Financial Metrics	2018	2017
Total net revenues (in millions)	$1,241.6	$1,035.4
Recurring gross profit rate (trailing twelve months)(6)	83.9%	80.9%
Pre-tax income (in millions)	$119.9	$75.3
Net income (in millions)	$93.5	$48.2
Earnings per share, diluted	$1.01	$0.52

Non-GAAP Financial Measures(7)
Gross profit (in millions)(8)	$464.0	$376.2
Gross profit growth from prior period(8)	23.3%	5.8%
Gross profit as a % of net revenue(8)	37.4%	36.3%
_______________________________

(1)
Brokerage and advisory assets are comprised of assets that are custodied, networked, and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Insured cash account balances, money market account balances, and deposit cash account balances are also included in brokerage and advisory assets served. Our brokerage and advisory assets does not include retirement plan assets, which are custodied with various third-party providers and supported by advisors licensed with LPL Financial. The Company estimated such assets at $140 billion, representing approximately 44,000 retirement plans, at March 31, 2018.

(2)
Advisory assets consists of total advisory assets under custody at LPL Financial, consisting of total assets on LPL Financial's corporate advisory platform serviced by investment advisor representatives of LPL Financial and total assets on LPL Financial's independent advisory platform serviced by investment advisor representatives of separate investment advisor firms (“Hybrid RIAs”) rather than that of LPL Financial. See “Results of Operations” for a tabular presentation of advisory assets.

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

(6)
Recurring gross profit rate refers to the percentage of our gross profit, a non-GAAP financial measure, that was recurring for the period presented. We track recurring gross profit, a characterization of gross profit and a statistical measure, which is defined to include our revenues from asset-based fees, advisory fees, trailing commissions, cash sweep programs, and certain other fees that are based upon the number of client accounts and advisors, less the expenses associated with such revenues and certain other recurring expenses not specifically associated with a revenue line. We allocate such other recurring expenses, such as non-GDC sensitive production expenses, on a pro-rata basis against specific revenue lines at our discretion.  Because certain sources of recurring gross profit are associated with asset balances, they will fluctuate depending on the market values and current interest rates. Accordingly, our recurring gross profit can be negatively impacted by adverse external market conditions. However, we believe that recurring gross profit is meaningful despite these fluctuations because it is not dependent upon transaction volumes or other activity-based revenues, which are more difficult to predict, particularly in declining or volatile markets.

(7)
We believe that presenting certain non-GAAP financial measures by excluding or including certain items can be helpful to investors and analysts who may wish to use some or all of this information to analyze our current performance, prospects, and valuation. We use this non-GAAP information internally to evaluate operating performance and in formulating the budget for future periods. We believe that the non-GAAP financial measures and metrics presented above and discussed below are appropriate for evaluating the performance of the Company.

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

	Three Months Ended March 31,
Gross Profit (in millions)	2018	2017
Total net revenues	$1,241.6	$1,035.4
Commission and advisory expense	761.7	645.0
Brokerage, clearing, and exchange fees	15.9	14.2
Gross profit	$464.0	$376.2
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

Our accruals, including those established through the captive insurance subsidiary at March 31, 2018, include estimated costs for significant regulatory matters, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable. For example, on May 1, 2018, we agreed to a settlement structure with the North American Securities Administrators Association (“NASAA”) related to our historical compliance with certain state “blue sky” laws. NASAA represented a coalition of 52 U.S. states and territories, each of which is subsequently expected to enter a separate administrative order against LPL Financial that tracks the terms of the settlement structure. As part of the settlement structure, we agreed to pay a fine in the amount of $499,000 per jurisdiction and engage independent third party consultants to conduct a historical review of certain equity and fixed income securities transactions, as well as an operational review of our systems for complying with blue sky securities registration requirements. We also agreed to offer remediation to customers who purchased certain equity and fixed-income securities since October 2006. We expect to incur costs related to this matter over the next few years, and we expect the majority of these costs to be covered by our captive insurance subsidiary.
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
In June 2017, the U.S. Department of Labor’s (“DOL”) final rule on conflicts of interest (Definition of the Term "Fiduciary"), Conflicts of Interest Rule-Retirement Investment Advice (“DOL Rule”) and related exemptions became applicable. The DOL Rule broadens the circumstances in which we and our advisors may be considered a “fiduciary” with respect to certain accounts that are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the prohibited transaction rules under section 4975 of the Internal Revenue Code. These types of accounts include many employer-sponsored retirement plans and individual retirement accounts (“IRAs”). The DOL also finalized certain prohibited transaction exemptions that allow investment advisors to receive compensation for providing investment advice under arrangements that would otherwise be prohibited due to conflicts of interest. Although the full implementation date for conditions under related exemptions was delayed until July 1, 2019 as the DOL undertook a study and reconsideration of the rule and its impacts, the U.S. Court of Appeals for the Fifth Circuit vacated the DOL Rule and related exemptions in March 2018, with an effective date of on or around May 8, 2018. The DOL or a third party could continue to defend the rule in court. The DOL also could seek to redraft a new rule proposal to address the court’s findings. In April 2018, the SEC introduced a proposal for a best interest standard for brokerage accounts (the “SEC Rule”). Notwithstanding the status of the DOL Rule and the proposed SEC Rule, it is unclear how and whether other regulators, including FINRA, banking regulators, and the state securities and insurance regulators may respond to, or enforce elements of, the DOL Rule, the proposed SEC Rule or develop their own similar laws and regulations. Because ERISA plans and IRAs comprise a significant portion of our business, we continue to expect that compliance with current and future laws and regulations with respect to retail retirement savings and reliance on prohibited transaction exemptions under such laws and regulations will require increased legal, compliance, information technology, and other costs and could lead to a greater risk of class action lawsuits and other litigation. Moreover, uncertainty regarding the status of the DOL Rule, as well as pending and future laws and regulations, including the SEC Rule, relating to retail retirement savings, impact the degree and timing of the effect of such laws and regulations on our business in ways which cannot now be anticipated or planned for, which may have further impact on our products and services, and results of operations.
Acquisitions, Integrations, and Divestitures
From time to time we undertake acquisitions or divestitures based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented.
On August 15, 2017, we entered into the Asset Purchase Agreement with the NPH Sellers to acquire certain assets and rights of the NPH Sellers, including the Sellers' business relationships with financial advisors who become affiliated with LPL Financial. We paid $325 million to the NPH Sellers at closing, which occurred on August 15, 2017, and agreed to a potential contingent payment of up to $122.8 million. The conversion period under the Asset Purchase Agreement concluded in the first quarter of 2018, and no resulting contingent payment was due to the NPH Sellers. We expect to continue to incur increased costs related to this transaction, including: compensation and benefits expense related to the additional staffing, as well as contingent labor costs, needed to support the onboarding of the NPH advisors and their clients to our systems, as well as to provide ongoing support to the increased number of advisors, clients and total assets served on our platform; fees for account closure and transfers that we agreed to pay on behalf of NPH financial advisors under the Asset Purchase Agreement;

onboarding financial assistance costs for advisors joining LPL Financial; and technology capacity investments to support the increase in demands on our systems. We expect the incurrence of these costs to be largely complete by mid-2018. We also anticipate an increase to amortization related to the purchased intangibles under the Asset Purchase Agreement. See Note 4 Acquisitions, within the notes to the unaudited condensed consolidated financial statements for further detail. There have been no other material acquisitions, integrations, or divestitures during the three months ended March 31, 2018 or March 31, 2017.

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets. In the United States, economic data continued to point to fairly steady economic growth over the first and second quarter of 2018. According to the most recent estimate by the Bureau of Economic Analysis, real gross domestic product (“GDP”) had an overall growth rate in 2017 of 2.6%, with the advance estimate of 2.3% GDP growth in the first quarter of 2018 suggesting continued growth at a similar rate, given seasonal and temporary factors weighing on first quarter data. Growth has been supported by a largely healthy labor market, generally steady consumer spending, signs of improved business investment, and continued low interest rates. Stronger global growth has also provided support, with global GDP growth picking up from 2.4% in 2016 to an estimated 3.0% in 2017, with further acceleration expected in 2018. U.S. business and consumer confidence have remained elevated, with only modest declines since the run-up following the U.S. elections in November 2016. Despite economic stability and a healthy labor market, core inflation has remained below the Federal Reserve’s (“Fed”) 2% target.
Economic expectations for 2018 shifted following the passage of the Tax Cut and Jobs Act ("Tax Act"), signed into law by President Trump on December 22, 2017. A report by Congress’ Joint Committee on Taxation estimated the new law would add an average of 0.7% growth to annual GDP compared to the current law baseline over the next 10 years while adding approximately $1.1 trillion to the deficit. In the Fed’s most recent projections, the median forecast of 2018 GDP growth was 2.7%, up from 2.5% in the December projections, while the non-partisan Congressional Budget Office’s most recent projection for 2018 growth, released in early April, was 3.3%. While a prospective rise in U.S. economic growth approaching 3% or more may seem modest by historical standards, such a rise would still be above the Congressional Budget Office’s estimate of potential GDP growth and could be enough to further tighten the labor market, push wages higher, and increase the probability of the Fed following through on its median projection of three rate hikes in total in 2018.

Stock market volatility rose meaningfully in the first quarter of 2018 compared to 2017, with the S&P 500 experiencing its first correction of more than 10% since early 2016. Catalysts for market declines changed over the quarter, but included concerns that inflationary pressure would lead to a more aggressive Fed, negative headlines for technology companies, and rising trade tensions. Market strength in January offset most of the decline over the rest of the quarter, with the S&P 500 index falling 0.8% over the entire quarter, including dividends. The 10-year Treasury yield rose sharply over the first half of the quarter as both growth and inflation expectations rose, but moderated somewhat over the second half as market volatility drove some market participants to the relative safety of Treasury securities. Rising rates pushed bond prices lower, the broad Bloomberg Barclays Aggregate Bond Index falling 1.5% over the quarter.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. Please consult the Risks Related to Our Business and Industry section within Part I, “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes, and the potential related effects on our profitability and financial condition. Following the conclusion of its March 20 - 21, 2018 policy meeting, the Fed’s policy arm, the Federal Open Market Committee (“FOMC”) raised the target range of the federal funds rate to 1.50 - 1.75%, its first hike of the year and the sixth of the expansion. Projection materials that accompanied the statement indicated a median expectation of two additional rate hikes in 2018, the same number of 2018 hikes as was projected in December 2017. Growth expectations for 2018 rose, but core inflation expectations held steady. The FOMC statement indicated that the current policy of gradual rate increases was expected to continue but would remain data dependent.

Results of Operations
The following discussion presents an analysis of our results of operations for the three months ended March 31, 2018 and 2017. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
REVENUES
Commission	$474,811	$421,164	12.7%
Advisory	422,387	329,859	28.1%
Asset-based	219,336	157,223	39.5%
Transaction and fee	116,649	108,162	7.8%
Interest income, net of interest expense	7,781	5,793	34.3%
Other	593	13,226	(95.5)%
Total net revenues	1,241,557	1,035,427	19.9%
EXPENSES
Commission and advisory	761,697	645,063	18.1%
Compensation and benefits	123,517	113,212	9.1%
Promotional	67,427	36,654	84.0%
Depreciation and amortization	20,701	20,747	(0.2)%
Amortization of intangible assets	13,222	9,491	39.3%
Occupancy and equipment	27,636	25,199	9.7%
Professional services	22,172	15,537	42.7%
Brokerage, clearing, and exchange	15,877	14,186	11.9%
Communications and data processing	11,174	11,014	1.5%
Other	28,586	22,563	26.7%
Total operating expenses	1,092,009	913,666	19.5%
Non-operating interest expense	29,622	25,351	16.8%
Loss on extinguishment of debt	—	21,139	(100.0)%
INCOME BEFORE PROVISION FOR INCOME TAXES	119,926	75,271	59.3%
PROVISION FOR INCOME TAXES	26,396	27,082	(2.5)%
NET INCOME	$93,530	$48,189	94.1%

Revenues
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States ("GAAP"). We adopted the provisions of this guidance on January 1, 2018 using the modified retrospective approach. The adoption did not have a material impact on the timing or amounts of our revenue recognition but impacted the disclosures within the notes to the consolidated financial statements.
Commission Revenues
We generate two types of commission revenues: sales-based commissions and trailing commissions. Sales-based commission revenues, which occur when clients trade securities or purchase various types of investment products, primarily represent gross commissions generated by our advisors. The levels of sales-based commission revenues can vary from period to period based on the overall economic environment, number of trading days in the reporting period, and investment activity of our advisors’ clients. Trailing commission revenues (commissions that are paid over time, such as 12(b)-1 fees) are recurring in nature and are earned based on the market value of investment holdings in trail eligible assets. We earn trailing commission revenues primarily on mutual funds and variable annuities held by clients of our advisors. See Note 3. Revenue, within the notes to the unaudited condensed consolidated financial statements for further detail regarding our commission revenue by product category.
The following table sets forth our commission revenue, by sales-based and trailing commission revenue (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Sales-based	$187,233	$186,577	$656	0.4%
Trailing	287,578	234,587	52,991	22.6%
Total commission revenue	$474,811	$421,164	$53,647	12.7%
Sales-based commission revenue remained relatively flat for the three months ended March 31, 2018, compared with the same period in 2017.
The increase in trailing revenues for the three months ended March 31, 2018, compared with the same period in 2017 was due to additional assets onboarded from NPH advisors, improved investor engagement, and strong market conditions resulting in an increase in the market value of the underlying assets.
The following table summarizes activity in brokerage assets for the periods presented (in billions):

	Three Months Ended March 31,
	2018	2017
Balance - Beginning of period	$342.1	$297.8
Net new brokerage assets	25.8	(3.4)
Market impact(1)	(3.8)	10.2
Balance - End of period	$364.1	$304.6
_______________________________

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, with the remainder representing the implied growth or decline in asset balances due to market changes over the same period of time.

Advisory Revenues
Advisory revenues primarily represent fees charged on our corporate RIA platform provided through LPL Financial to clients of our advisors based on the value of their advisory assets. Advisory fees are billed to clients on either a calendar quarter or non-calendar quarter basis of their choice, at the beginning of that period, and are recognized as revenue ratably during the quarter. The majority of our accounts are billed in advance using values as of the last business day of each immediately preceding calendar quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. Advisory revenues collected on our corporate RIA platform are proposed by the advisor and agreed to by the client and average 1.1% of the underlying assets, and the maximum fees charged for these accounts as of March 31, 2018 was 3.0%.
We also support Hybrid RIAs, through our Hybrid RIA platform, which allows advisors to engage us for technology, clearing, and custody services, as well as access to the capabilities of our investment platforms. The assets held under a Hybrid RIA's investment advisory accounts custodied with LPL Financial are included in our brokerage and advisory assets, net new advisory assets, and advisory assets under custody metrics. However, we charge separate fees to Hybrid RIAs for technology, clearing, administrative, oversight, and custody services. The administrative fees collected on our Hybrid RIA platform vary and can reach a maximum of 0.6% of the underlying assets as of March 31, 2018.
Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.
The following table summarizes activity in advisory assets (in billions):

	Three Months Ended March 31,
	2018	2017
Balance - Beginning of period	$273.0	$211.6
Net new advisory assets	13.1	6.0
Market impact(1)	(2.6)	8.1
Balance - End of period	$283.5	$225.7
_______________________________

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, with the remainder representing the implied growth or decline in asset balances due to market changes over the same period of time.

Net new advisory assets for the three months ended March 31, 2018 and 2017 had a limited impact on our advisory fee revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory fee revenue. The revenue for any particular quarter is primarily driven by each of the prior quarter’s month-end advisory assets under management.
The growth in advisory revenue for the three months ended March 31, 2018 compared to the same period in 2017 was due to net new advisory assets resulting from our recruiting efforts, the NPH Acquisition, and strong advisor productivity, as well as market gains as represented by higher levels of the S&P 500 index and brokerage to advisory conversions by our existing advisors.
The following table summarizes the composition of total advisory assets as of March 31, 2018 and 2017 (in billions):

	March 31,
	2018	2017	$ Change	% Change
Corporate platform advisory assets	$167.7	$133.6	$34.1	25.5%
Hybrid platform advisory assets	115.7	92.1	23.6	25.6%
Total advisory assets(1)	$283.5	$225.7	$57.7	25.6%
_______________________________

(1)	Balances may not foot due to rounding.

Asset-Based Revenues
Asset-based revenues are comprised of our sponsorship programs with financial product manufacturers, omnibus processing and networking services, collectively referred to as recordkeeping, and fees from our cash sweep program. We receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales education and training efforts. Omnibus processing revenues are paid to us by mutual fund product sponsors and are based on the value of custodied assets in advisory accounts and the number of brokerage accounts in which the related mutual fund positions are held. Networking revenues on brokerage assets are correlated to the number of positions we administer and are paid to us by mutual fund and annuity product manufacturers. Pursuant to contractual arrangements, uninvested cash balances in our advisors’ client accounts are swept into either insured cash accounts at various banks or third-party money market funds, for which we receive fees, including administrative and recordkeeping fees based on account type and the invested balances.
Asset-based revenues for the three months ended March 31, 2018 increased to $219.3 million, or 39.5%, from $157.2 million for the three months ended March 31, 2017. The increase is due primarily to increased revenues from our cash sweep program and our omnibus processing revenues.
Cash sweep revenue increased to $104.1 million for the three months ended March 31, 2018, from $59.7 million for the three months ended March 31, 2017, due to the impact of increases in the target range for the federal funds effective rate. As of March 31, 2018, our cash sweep balances decreased slightly compared to March 31, 2017, with average cash sweep balances of $29.3 billion and $29.9 billion during the three months ended March 31, 2018 and 2017, respectively.
Revenues for our recordkeeping and sponsorship programs, which are largely based on the market value of the underlying assets, increased due to the impact of market appreciation on the value of those underlying assets and additional assets onboarded from NPH advisors.
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
Transaction and fee revenues increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to higher transaction volumes in trades in advisory accounts that generate transaction-based revenue, which resulted from an increase in market volatility as well as the impact from the NPH Acquisition.
Interest Income, Net of Interest Expense
We earn interest income, net from client margin accounts and cash equivalents. Period-over-period variances are not material and correspond to changes in the average balances of assets in margin accounts and cash equivalents.
Other Revenues
Other revenues primarily include marketing allowances received from certain financial product manufacturers, primarily those who offer alternative investments, such as non-traded real estate investment trusts and business development companies, mark-to-market gains or losses on assets held by us for our advisor non-qualified deferred compensation plan and our model research portfolios, interest income from client margin accounts and cash equivalents, net of operating interest expense, and other miscellaneous revenues.
Other revenues decreased for the three months ended March 31, 2018, compared to the same period in 2017 primarily due to a decrease of $14.1 million in realized and unrealized losses on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan.

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
The following table shows the components of our production payout and total payout ratios, each of which is a statistical or operating measure:

	Three Months Ended March 31,		Change
	2018	2017
Base payout rate(1)	82.60%	82.99%	(39 bps)
Production based bonuses	2.05%	1.72%	33 bps
GDC sensitive payout	84.65%	84.71%	(6 bps)
Non-GDC sensitive payout(2)	0.25%	1.18%	(93 bps)
Total payout ratio	84.90%	85.89%	(99 bps)
_______________________________

(1)	Our production payout ratio is calculated as commission and advisory expenses, divided by GDC (see description above).

(2)
Non-GDC sensitive payout includes share-based compensation expense from equity awards granted to advisors and financial institutions and mark-to-market gains or losses on amounts designated by advisors as deferred.

Our total payout ratio, a statistical or operating measure, decreased for the three months ended March 31, 2018 compared with the same period in 2017 primarily due to a decrease in non-GDC sensitive payout, which includes advisor deferred compensation and advisor share-based compensation.
Compensation and Benefits Expense
Compensation and benefits expense includes salaries and wages and related benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

	Three Months Ended March 31,
	2018	2017	Change
Average number of employees	3,823	3,316	15.3%
Compensation and benefits expense increased for the three months ended March 31, 2018 compared with the same period in 2017 due to an increase in salary expense resulting from an increase in headcount and an increase in contingent labor costs to support the NPH Acquisition.
Promotional Expense
Promotional expenses include costs related to our hosting of certain advisor conferences that serve as training, sales, and marketing events, as well as business development costs related to recruiting, such as transition assistance and amortization related to forgivable loans issued to advisors.
The increase in promotional expense for the three months ended March 31, 2018 compared with the same period in 2017 was primarily driven by increases in costs associated with advisor transition assistance and recruiter and advisor promotions related to the onboarding of NPH advisors.

Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
Depreciation and amortization expense for the three months ended March 31, 2018 compared with the same period in 2017, remained relatively flat, as increases in internally developed software were offset by decreases in purchased hardware and software for the period.
Amortization of Intangible assets
Amortization of intangible assets represents the benefits received for using long-lived assets, which consist of intangible assets established through our acquisitions.
The increase in amortization of intangible assets for the three months ended March 31, 2018 compared with the same period in 2017 was due to the intangible assets recorded as part of the NPH Acquisition.
Occupancy and Equipment Expense
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expenses on computer hardware and other equipment.
The increase in occupancy and equipment expense for the three months ended March 31, 2018 compared with the same period in 2017 was primarily due to an increase in costs related to non-capitalized computer hardware and software as well as software licensing fees in support of our service and technology investments.
Professional Services
Professional services includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements.
The increase in professional services for the three months ended March 31, 2018 compared with the same period in 2017 was primarily due to an increase in costs related to service and technology enhancement projects.
Brokerage, Clearing, and Exchange Fees
Brokerage, clearing, and exchange fees include expenses originating from trading and clearing operations as well as any exchange membership fees. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.
The increase in brokerage, clearing, and exchange fees is relatively consistent with the volume of sales and trading activity for the three months ended March 31, 2018, compared with the same period in 2017.
Communications and Data Processing
Communications expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges, and markets. Data processing expense consists primarily of customer statement processing and postage costs.
Communications and data processing expense remained relatively flat for the three months ended March 31, 2018, compared with the same period in 2017.
Other Expenses
Other expenses include the estimated costs of the investigation, settlement, and resolution of regulatory matters (including customer restitution and remediation), licensing fees, insurance, broker-dealer regulator fees, and other miscellaneous expenses. We expect other expenses to increase in 2018 compared to 2017, including as a result of the greater size and scale of our business resulting from the NPH Acquisition. There are particular uncertainties and complexities involved when assessing the potential costs and timing of regulatory matters, including the availability of self-insurance coverage through our captive insurance subsidiary. Our other expenses in 2018 will depend on the size and timing of resolving regulatory matters and the availability of self-insurance coverage, which depends in part on the amount and timing of resolving historical claims.

The increase in other expenses of $6.0 million for the three months ended March 31, 2018, compared with the same period in 2017, was primarily driven by higher costs associated with the investigation, settlement, and resolution of regulatory matters.
Non-Operating Interest Expense
Non-operating interest expense represents expense for our senior secured credit facilities and senior unsecured notes issued in March and September 2017 (the "Notes"). Period over period increases correspond to higher LIBOR rates and the issuance of the Notes.
Loss on Extinguishment of Debt
In March 2017, we closed a refinancing of our senior secured credit facilities with a new seven year Term Loan B facility. The refinancing led to the extinguishment of the previous Term Loan A and B facilities, which required that we accelerate the recognition of $21.1 million of related unamortized debt issuance costs as a loss on extinguishment of debt in our unaudited condensed consolidated statements of income in the first quarter of 2017.
Provision for Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (H.R. 1), the tax reform bill (the "Tax Act"), was signed into law. The Tax Act includes numerous changes in existing tax law, including a permanent reduction in our federal corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. We will continue to analyze the Tax Act to determine the full effects that the new law, including the new lower corporate tax rate, has on our financial statements.
We estimate our full-year effective income tax rate at the end of each reporting period. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The tax rate in any quarter can be affected positively and negatively by adjustments that are required to be reported in the quarter in which resolution of a particular item occurs. The effective income tax rates reflect the impact of state taxes, settlement contingencies, tax credits, and other permanent differences in tax deductibility of certain expenses.
Our effective tax rate was 22.0% and 36.0% for the three months ended March 31, 2018 and 2017, respectively.
The decrease in our effective income tax rate for the three months ended March 31, 2018, compared with the same period in 2017, was primarily due to the tax benefit associated with the federal rate reduction under the Tax Act, stock option exercises under ASC 718, and the reduction of settlement contingencies.
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
A summary of changes in our cash flow is provided as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash flows (used in) provided by:
Operating activities	$(22,331)	$7,227
Investing activities	(21,684)	(28,961)
Financing activities	(55,831)	(16,291)
Net decrease in cash, cash equivalents and restricted cash	(99,846)	(38,025)
Cash, cash equivalents and restricted cash — beginning of period	1,625,655	1,558,608
Cash, cash equivalents and restricted cash — end of period	$1,525,809	$1,520,583

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.
Net cash provided by/used in operating activities includes changes in operating assets and liabilities, including balances related to the settlement and funding of client transactions, receivables from product sponsors, and accrued commission and advisory expenses due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day-to-day and period-to-period depending on overall trends and clients’ behaviors.
The increase in cash flows used in operating activities for the three months ended March 31, 2018 compared to the same period in 2017 was primarily attributable to an increase in clients and other receivables as a result of an increase in revenue and the timing of payments received, an increase in advisor loans and an increase in payments of drafts payable. These were partially offset by an increase in accounts payable and accrued liabilities, accrued commission, payables to clients and broker-dealers and clearing organizations due to the timing of payments made to our vendors, clients, and broker-dealers and clearing organizations.
The decrease in cash flows used in investing activities for the three months ended March 31, 2018 compared to the same period in 2017 was due to a decrease in capital expenditures.
The increase in cash flows used in financing activities for the three months ended March 31, 2018 compared to the same period in 2017 was primarily attributable to an increase in repurchases of our common stock, partially offset by a decrease in proceeds from stock option exercises.
We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, which include three uncommitted lines of credit available and the revolving credit facility established through our senior secured credit agreement (the "Credit Agreement"), will be adequate to satisfy our working capital needs, the payment of all of our obligations, and the funding of anticipated capital expenditures for the foreseeable future. In addition, we have certain capital adequacy requirements due to our registered broker-dealer subsidiary and bank trust subsidiary and have met all such requirements and expect to continue to do so for the foreseeable future. We regularly evaluate our existing indebtedness, including refinancing thereof, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms, and general market conditions.
Share Repurchases
We engage in share repurchase programs, which are approved by our board of directors (“Board of Directors”), pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions, including transactions with our affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion within the constraints of our Credit Agreement, the indenture governing our Notes, and general liquidity needs. See Note 10. Stockholders’ Equity, within the notes to unaudited condensed consolidated financial statements for additional information regarding our share repurchases.
During the three months ended March 31, 2018, we repurchased a total of 967,500 shares of our common stock at a weighted-average price of $62.84 per share for a total cost of $60.8 million. As of March 31, 2018, the Company was authorized to purchase up to an additional $439.2 million of shares pursuant to the share repurchase programs approved by the Board of Directors.
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Board of Directors as well as certain limits under our Credit Agreement and the indenture governing our Notes. See Note 10. Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our dividends.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds that we are required to maintain for regulatory capital and reserves based on the requirements of our regulators and clearing organizations, which also consider client balances and trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When an advisor’s client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan, or sell securities, up to 140% of the client’s margin loan balance, that collateralize those margin accounts. As of March 31, 2018, we had approximately $266.0 million of client margin loans, collateralized with securities having a fair value of approximately $372.3 million that we can re-pledge, loan, or sell. Of these securities, approximately $51.8 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of March 31, 2018, there were no restrictions that materially limited our ability to re-pledge, loan, or sell the remaining $320.5 million of client collateral.
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
Our registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At March 31, 2018, LPL Financial had net capital of $87.5 million with a minimum net capital requirement of $7.2 million.
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
Debt and Related Covenants
See Note 8. Debt, within the notes to the unaudited condensed consolidated financial statements for further detail regarding the Credit Agreement.
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
Set forth below is a reconciliation from our net income to Credit Agreement EBITDA for the trailing twelve months ended March 31, 2018 (in thousands):

Net income	$284,204
Non-operating interest expense	111,296
Provision for income taxes	125,021
Loss on extinguishment of debt	1,268
Depreciation and amortization	84,025
Amortization of intangible assets	42,024
EBITDA	647,838
Credit Agreement Adjustments:
Employee share-based compensation expense(1)	19,790
Advisor share-based compensation expense(2)	9,358
NPH run-rate EBITDA accretion(3)	90,000
Realized NPH EBITDA Offset(4)	(4,500)
NPH onboarding costs	67,516
Other(5)	20,769
Credit Agreement EBITDA(6)	$850,771
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

(3)
Represents estimated potential future cost savings, operating expense reductions or other synergies included in Credit Agreement EBITDA in accordance with the Credit Agreement relating to the acquisition of NPH. Such amounts do not represent actual performance and there can be no assurance that any such cost savings, operating expense reductions or other synergies will be realized.

(4)
Represents the portion of Credit Agreement EBITDA that management estimates to be attributable to the NPH Acquisition, which is added back to offset NPH run-rate EBITDA accretion, in accordance with the Credit Agreement.

(5)
Represents items that are adjustable in accordance with the Credit Agreement to calculate Credit Agreement EBITDA, including employee severance costs, employee signing costs, employee retention or completion bonuses, and other non-recurring costs.

(6)	Under the Credit Agreement, management calculates Credit Agreement EBITDA for a trailing twelve month period at the end of each fiscal quarter.

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
As of March 31, 2018, we were in compliance with both of our financial covenants. The maximum permitted ratios under our financial covenants and actual ratios were as follows:

Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	5.00	2.46
Interest Coverage (Minimum)	3.00	8.18
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
Contractual Obligations
During the three months ended March 31, 2018, there have been no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2017 Annual Report on Form 10-K. See Note 8. Debt and Note 9. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K, for further detail on operating lease obligations and obligations under noncancelable service contracts.
Fair Value of Financial Instruments
We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures. See Note 5. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for a detailed discussion regarding our fair value measurements.
Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. For the Company’s significant accounting policies affecting revenue from contracts with customers, see Note 3. Revenue, in the Company's unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no other material changes to those policies that we consider to be significant since the filing of our 2017 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.
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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
REVENUES	2018	2017
Commission	$474,811	$421,164
Advisory	422,387	329,859
Asset-based	219,336	157,223
Transaction and fee	116,649	108,162
Interest income, net of interest expense	7,781	5,793
Other	593	13,226
Total net revenues	1,241,557	1,035,427
EXPENSES
Commission and advisory	761,697	645,063
Compensation and benefits	123,517	113,212
Promotional	67,427	36,654
Depreciation and amortization	20,701	20,747
Amortization of intangible assets	13,222	9,491
Occupancy and equipment	27,636	25,199
Professional services	22,172	15,537
Brokerage, clearing, and exchange	15,877	14,186
Communications and data processing	11,174	11,014
Other	28,586	22,563
Total operating expenses	1,092,009	913,666
Non-operating interest expense	29,622	25,351
Loss on extinguishment of debt	—	21,139
INCOME BEFORE PROVISION FOR INCOME TAXES	119,926	75,271
PROVISION FOR INCOME TAXES	26,396	27,082
NET INCOME	$93,530	$48,189
EARNINGS PER SHARE (Note 12)
Earnings per share, basic	$1.04	$0.54
Earnings per share, diluted	$1.01	$0.52
Weighted-average shares outstanding, basic	89,997	89,868
Weighted-average shares outstanding, diluted	92,784	92,004
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
NET INCOME	$93,530	$48,189
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax expense of $0, and $194 for the three months ended March 31, 2018 and 2017, respectively	—	251
Reclassification adjustment for realized gain on cash flow hedges included in the condensed consolidated statements of income, net of tax expense of $0, and $48 for the three months ended March 31, 2018 and 2017, respectively	—	(18)
Total other comprehensive income, net of tax	—	233
TOTAL COMPREHENSIVE INCOME	$93,530	$48,422
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except share data)

ASSETS	March 31, 2018	December 31, 2017
Cash and cash equivalents	$820,056	$811,136
Cash segregated under federal and other regulations	650,335	763,831
Restricted cash	55,418	50,688
Receivables from:
Clients, net of allowance of $514 at March 31, 2018 and $466 at December 31, 2017	384,215	344,230
Product sponsors, broker-dealers, and clearing organizations	216,733	196,207
Advisor loans, net of allowance of $3,446 at March 31, 2018 and $3,264 at December 31, 2017	232,904	219,157
Others, net of allowance of $7,283 at March 31, 2018 and $6,115 at December 31, 2017	245,120	228,986
Securities owned:
Trading — at fair value	16,255	17,879
Held-to-maturity — at amortized cost	10,585	11,833
Securities borrowed	6,663	12,489
Fixed assets, net of accumulated depreciation and amortization of $445,555 at March 31, 2018 and $427,344 at December 31, 2017	411,272	412,684
Goodwill	1,476,775	1,427,769
Intangible assets, net of accumulated amortization of $432,288 at March 31, 2018 and $419,066 at December 31, 2017	513,592	414,093
National Planning Holdings acquisition	—	162,500
Other assets	308,095	285,269
Total assets	$5,348,018	$5,358,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$136,936	$185,929
Payables to clients	917,506	962,891
Payables to broker-dealers and clearing organizations	62,156	54,262
Accrued commission and advisory expenses payable	151,141	147,095
Accounts payable and accrued liabilities	447,943	461,149
Income taxes payable	23,425	469
Unearned revenue	96,410	72,222
Securities sold, but not yet purchased — at fair value	334	1,182
Long-term borrowing, net of unamortized debt issuance cost of $21,989 at March 31, 2018 and $22,812 at December 31, 2017	2,381,719	2,385,022
Leasehold financing and capital lease obligations	106,076	107,518
Deferred income taxes, net	15,879	16,004
Total liabilities	4,339,525	4,393,743
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 124,037,616 shares issued at March 31, 2018 and 123,030,383 shares issued at December 31, 2017	124	123
Additional paid-in capital	1,592,436	1,556,117
Treasury stock, at cost — 34,270,821 shares at March 31, 2018 and 33,262,115 shares at December 31, 2017	(1,373,457)	(1,309,568)
Retained earnings	789,390	718,336
Total stockholders’ equity	1,008,493	965,008
Total liabilities and stockholders’ equity	$5,348,018	$5,358,751
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2016	119,918	$120	$1,445,256	30,621	$(1,194,645)	$315	$569,949	$820,995
Net income and other comprehensive income (loss), net of tax expense						233	48,189	48,422
Issuance of common stock to settle restricted stock units, net	205	—	—	65	(2,527)			(2,527)
Treasury stock purchases				567	(22,492)			(22,492)
Cash dividends on common stock							(22,620)	(22,620)
Stock option exercises and other	1,541	2	40,957	(21)	745		(183)	41,521
Share-based compensation			6,971					6,971
BALANCE — March 31, 2017	121,664	$122	$1,493,184	31,232	$(1,218,919)	$548	$595,335	$870,270
BALANCE — December 31, 2017	123,030	$123	$1,556,117	33,262	$(1,309,568)	$—	$718,336	$965,008
Net income and other comprehensive income (loss), net of tax expense						—	93,530	93,530
Issuance of common stock to settle restricted stock units, net	197	—	—	55	(3,598)			(3,598)
Treasury stock purchases				968	(60,797)			(60,797)
Cash dividends on common stock							(22,561)	(22,561)
Stock option exercises and other	811	1	28,722	(14)	506		85	29,314
Share-based compensation			7,597					7,597
BALANCE — March 31, 2018	124,038	$124	$1,592,436	34,271	$(1,373,457)	$—	$789,390	$1,008,493
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,530	$48,189
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	20,701	20,747
Amortization of intangible assets	13,222	9,491
Amortization of debt issuance costs	1,038	1,286
Share-based compensation	7,597	6,971
Provision for bad debts	1,708	833
Deferred income tax provision	(125)	(14)
Loss on extinguishment of debt	—	21,139
Loan forgiveness	15,870	12,977
Other	111	(1,992)
Changes in operating assets and liabilities:
Receivables from clients	(40,034)	45,926
Receivables from product sponsors, broker-dealers, and clearing organizations	(20,526)	11,403
Advisor loans	(29,025)	(18,605)
Receivables from others	(17,302)	(2,761)
Securities owned	358	(1,907)
Securities borrowed	5,826	(12,644)
Other assets	(31,960)	(6,281)
Drafts payable	(48,993)	(41,613)
Payables to clients	(45,385)	(93,189)
Payables to broker-dealers and clearing organizations	7,893	(5,892)
Accrued commission and advisory expenses payable	4,046	(6,934)
Accounts payable and accrued liabilities	(7,177)	(19,751)
Income taxes receivable/payable	22,956	23,214
Unearned revenue	24,188	16,627
Securities sold, but not yet purchased	(848)	7
Net cash (used in) provided by operating activities	$(22,331)	$7,227
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,934)	(30,711)
Proceeds from maturity of securities classified as held-to-maturity	1,250	1,750
Net cash used in investing activities	$(21,684)	$(28,961)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	(3,750)	(2,197,360)
Proceeds from senior secured term loans and senior notes	—	2,197,360
Payment of debt issuance costs	—	(13,936)
Tax payments related to settlement of restricted stock units	(3,598)	(2,527)
Repurchase of common stock	(53,794)	(18,290)
Dividends on common stock	(22,561)	(22,620)
Proceeds from stock option exercises and other	29,314	41,521
Payment of leasehold financing obligation	(1,442)	(439)
Net cash used in financing activities	$(55,831)	$(16,291)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(99,846)	(38,025)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	1,625,655	1,558,608
CASH, CASH EQUIVALENTS AND RESTRICTED CASH— End of period	$1,525,809	$1,520,583
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$41,671	$23,737
Income taxes paid	$3,564	$3,884
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$11,865	$13,960
Debt issuance cost included in accounts payable and accrued liabilities	$8	$3,091
Discount on proceeds from senior secured credit facilities recorded as debt issuance cost	$—	$2,640
Pending settlement of treasury stock purchases	$7,003	$4,202

The following table provides a reconciliation of cash, cash equivalent, and restricted cash reported within the statement of financial condition that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31,
	2018	2017
Cash and cash equivalents	$820,056	$797,293
Cash segregated under federal and other regulations	650,335	682,662
Restricted cash	55,418	40,628
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,525,809	$1,520,583

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
Description of Subsidiaries
LPL Holdings, Inc. (“LPLH”), a Massachusetts holding corporation, owns 100% of the issued and outstanding common stock or other ownership interest in each of LPL Financial LLC (“LPL Financial”), Fortigent Holdings Company, Inc., and LPL Insurance Associates, Inc. (“LPLIA”). LPLH is also the majority stockholder in PTC Holdings, Inc. (“PTCH”), and owns 100% of the issued and outstanding voting common stock. Each member of PTCH’s board of directors meets the direct equity ownership interest requirements that are required by the Office of the Comptroller of the Currency. The Company has established a wholly-owned series captive insurance entity that underwrites insurance for various legal and regulatory risks.
LPL Financial, with primary offices in San Diego, California; Fort Mill, South Carolina; and Boston, Massachusetts, is a clearing broker-dealer and an investment advisor that principally transacts business as an agent for its advisors and financial institutions on behalf of their clients in a broad array of financial products and services. LPL Financial is licensed to operate in all 50 states, Washington D.C., Puerto Rico, and the U.S. Virgin Islands.
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
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of results of income, comprehensive income, financial position, and cash flows in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2017, contained in the Company’s Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A filed on February 27, 2018 (collectively, the "2017 Annual Report on Form 10-K"), as filed with the SEC.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Company’s significant accounting policies affecting revenue from contracts with customers, see Note 3. Revenue, in the Company's unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. A summary of other significant accounting policies are included in Note 2. Summary of Significant Accounting Policies, in the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2017. There have been no other significant changes to these accounting policies during the first three months of 2018.
Consolidation
These unaudited condensed consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments over which the Company exercises significant influence, but does not exercise control and is not the primary beneficiary are accounted for using the equity method.
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
Cash Segregated Under Federal and Other Regulations
The Company's subsidiary, LPL Financial, is required to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its customers in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other regulations. Held within this account is approximately $100,000 for the proprietary accounts of introducing brokers.
Restricted Cash
Restricted cash primarily represents cash held by and for use by the Company’s captive insurance subsidiary.
Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness, which the Company carries at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 5. Fair Value Measurements, for additional detail regarding the Company’s fair value measurements. As of March 31, 2018, the carrying amount and fair value of the Company’s indebtedness was approximately $2,392.5 million and $2,392.0 million, respectively. As of December 31, 2017, the carrying amount and fair value was approximately $2,396.3 million and $2,422.0 million, respectively.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The Company expects to adopt the provisions of this guidance on January 1, 2019. The Company has identified the affected population of its leases and is evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under GAAP. ASU 2014-09 also requires new qualitative and

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The Company adopted the provisions of this guidance on January 1, 2018 using the modified retrospective approach. The Company has performed an assessment of its revenue contracts as well as worked with industry participants on matters of interpretation and application and has not identified any material changes to the timing or amount of its revenue recognition under ASU 2014-09. The Company's accounting policies did not change materially as a result of applying the principles of revenue recognition from ASU 2014-09 and are largely consistent with existing guidance and current practices applied by the Company. Refer to Note 3. Revenue, for additional disaggregation of revenue in accordance with ASU 2014-09.
In August 2016, the FASB issued ASU 2016-15, Statements of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The Company adopted the provisions of this guidance on January 1, 2018 and the adoption had no impact on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230): Classification and Presentation of Restricted Cash in the Statements of Cash Flows, which requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents in the statement of cash flows. The Company adopted the provisions of this guidance on January 1, 2018, and began presenting cash segregated for regulatory purposes and restricted cash activity as a component of cash and cash equivalent on the consolidated statements of cash flows using a retrospective transition method for each period presented.
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting (Topic 718), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Company adopted ASU 2017-09 on January 1, 2018. The adoption of the ASU had no impact on the Company's consolidated financial statements and related disclosures.
3. Revenues
Adoption of ASC Topic 606, Revenue from Contracts with Customers
On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
There was no impact to retained earnings as of January 1, 2018, or to revenue for the three months ended March 31, 2018, after adopting Topic 606, as revenue recognition and timing of revenue did not change as a result of implementing Topic 606.
Revenue Recognition
Revenues are recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Revenues are analyzed to determine whether the Company is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenues on a net basis) in the contract. Principal or agent designations depend primarily on the control an entity has over the product or service before control is transferred to a customer. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price.
Commission Revenue
Commission revenue represents sales commissions generated by advisors for their clients’ purchases and sales of securities on exchanges and over-the-counter, as well as purchases of other investment products. The Company views the selling, distribution and marketing, or any combination thereof, of investment products to such clients as a single performance obligation to the product sponsors.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company is the principal for commission revenue, as it is responsible for the execution of the clients’ purchases and sales, and maintains relationships with the product sponsors. Advisors assist the Company in performing its obligations. Accordingly, total commission revenues are reported on a gross basis.
The following table presents our total commission revenue disaggregated by investment product category (in thousands):

	Three Months Ended March 31,
	2018	2017
Variable annuities	$200,043	$166,796
Mutual funds	153,745	131,474
Alternative investments	5,567	7,171
Fixed annuities	34,055	36,912
Equities	23,601	21,974
Fixed income	30,324	27,495
Insurance	18,494	17,722
Group annuities	8,894	11,479
Other	88	141
Total commission revenue	$474,811	$421,164

The Company generates two types of commission revenue: sales-based commission revenue that is recognized at the point of sale on the trade date and trailing commission revenue that is recognized over time as earned. Sales-based commission revenue varies by investment product and is based on a percentage of an investment product's current market value at the time of purchase. Trailing commission revenue is generally based on a percentage of the current market value of clients' investment holdings in trail-eligible assets, and is recognized over the period during which services, such as on-going support, are performed. As trailing commission revenue is based on the market value of clients' investment holdings, this variable consideration is constrained until the market value is determinable.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our sales-based and trailing commission revenues disaggregated by product category (in thousands):

	Three Months Ended March 31,
	2018	2017
Sales-based
Variable annuities	$53,902	$50,925
Mutual funds	37,057	36,461
Alternative investments	1,830	5,154
Fixed annuities	28,337	32,094
Equities	23,601	21,974
Fixed income	24,355	21,902
Insurance	16,865	16,146
Group annuities	1,198	1,780
Other	88	141
Total sales-based revenue	$187,233	$186,577
Trailing
Variable annuities	$146,141	$115,871
Mutual funds	116,688	95,013
Alternative investments	3,737	2,017
Fixed annuities	5,718	4,818
Fixed income	5,969	5,593
Insurance	1,629	1,576
Group annuities	7,696	9,699
Total trailing revenue	$287,578	$234,587
Total commission revenue	$474,811	$421,164

Advisory Revenue
Advisory revenue represents fees charged to advisors' clients' accounts on the Company's corporate RIA platform. The Company provides ongoing investment advice and acts as a custodian, providing brokerage and execution services on transactions, and performs administrative services for these accounts. This series of performance obligations transfers control of the services to the client over time as the services are performed. This revenue is recognized ratably over time to match the continued delivery of the performance obligations to the client over the life of the contract. The advisory revenue generated from the Company's corporate RIA platform is based on a percentage of the market value of the eligible assets in the clients' advisory accounts. As such, the consideration for this revenue is variable and an estimate of the variable consideration is constrained due to dependence on unpredictable market impacts on client portfolio values. The constraint is removed once the portfolio value can be determined.
The Company provides advisory services to clients on its corporate RIA platform through the advisor. The Company is the principal in these arrangements and recognizes advisory revenue on a gross basis, as the Company is responsible for satisfying the performance obligations, carries the inventory risk and has control over determining the fees. Advisors assist the Company in performing its obligations.
Asset-Based Revenue
Asset-based revenue is comprised of fees from the Company's cash sweep program, which consists of fees from its money market cash sweep vehicle and other cash sweep vehicles, sponsorship programs, and recordkeeping revenues.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Money Market Cash Sweep Fees
Money market cash sweep fees are generated based on balances in advisors’ clients’ money market cash sweep accounts. Uninvested cash balances in the advisors’ clients' accounts are swept into third-party money market funds for which the Company receives fees for administration and recordkeeping, which are based on account type and the invested balances. These fees are paid and recognized over time. The Company is principal in these arrangements and recognizes revenue from money market cash sweep fees on a gross basis as it is primarily responsible for the administration and recordkeeping.
Sponsorship Programs
The Company receives fees from product sponsors, primarily mutual fund and annuity companies, for marketing support and sales force education and training efforts. Compensation for these performance obligations is generally calculated as a fixed fee, or as a percentage of the average annual amount of product sponsor assets held in advisors' clients' accounts, or as a percentage of new sales, or a combination. As the value of product sponsor assets held in advisor's clients' accounts is susceptible to unpredictable market changes, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The Company is the principal in these arrangements as it is responsible for and determines the level of servicing and marketing support it provides to the product sponsors.
Recordkeeping
The Company generates this revenue by providing recordkeeping, account maintenance, reporting and other related services to product sponsors. This includes revenue from omnibus processing in which the Company establishes and maintains sub-account records for its clients to reflect the purchase, exchange and redemption of mutual fund shares, and consolidates clients' trades within a mutual fund. Omnibus processing fees are paid to the Company by the mutual fund or its affiliates and are based on the value of mutual fund assets in accounts for which the Company provides omnibus processing services and the number of accounts in which the related mutual fund positions are held. Recordkeeping revenue also includes revenues from networking recordkeeping services. Networking revenues on brokerage assets are correlated to the number of positions or value of assets that the Company administers and are paid by mutual fund and annuity product manufacturers. These recordkeeping revenues are recognized over time as the Company fulfills its performance obligations. As recordkeeping fees are susceptible to unpredictable market changes that influence market value and fund positions, these revenues include variable consideration and are constrained until the date that the fees are determinable, such as the last date of the contract period in which the market value of the respective product sponsor assets for the period is available.
Depending on the contract, the Company is both principal and agent for recordkeeping revenue. In instances for which the Company is providing these services to financial product manufacturers on behalf of third parties and does not have ultimate control of the service before transfer to the customer, the Company is considered to be an agent and reports these revenues on a net basis. In other cases, where the Company uses a sub-contractor to provide these services and is responsible for unperformed services, the Company is considered principal and reports these revenues on a gross basis.
The following table sets forth asset-based revenue at a disaggregated level (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Asset-based revenue
Money market cash sweep fees	$4,755	$5,187
Other cash sweep vehicles fees(1)	99,329	54,463
Total cash sweep revenue	104,084	59,650
Sponsorship programs	54,728	46,133
Recordkeeping	60,524	51,440
Total asset-based revenue	$219,336	$157,223

(1)
Revenues from the Company's other cash sweep vehicles are not in scope for Topic 606 because such revenues are generated pursuant to contracts with depository banks. In these vehicles, cash balances in

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

the advisors' clients’ accounts are swept into the Company's insured sweep vehicles at depository banks. Clients earn interest for their balances on deposit and the Company earns a fee based on prevailing interest rates or per account.
Transaction and Fee Revenue
Transaction revenue primarily includes fees the Company charges to advisors and their clients for executing certain transactions in brokerage and fee-based advisory accounts. Transaction revenue is recognized at the point-in-time that a transaction is executed, which is generally the trade-date. Fee revenue may be generated from advisors or their clients. Fee revenues primarily include IRA custodian fees, contract and licensing fees, and other client account fees. In addition, the Company hosts certain advisor conferences that serve as training, education, sales, and marketing events, for which a fee is charged for attendance. Fee revenue is recognized when the Company satisfies its performance obligations. Recognition varies from point-in-time to over time depending on whether the service is provided once at an identifiable point-in-time or if the service is provided continually over the contract life. Transaction and fee revenue recognized point-in-time, which include revenue such as transaction fees, IRA termination fees, and IRA custodian fees, were $82.2 million for the three months ended March 31, 2018. Transaction and fee revenue recognized over time, which include revenue such as error and omission insurance fees, licensing fees, and conference service fees, were $34.5 million for the three months ended March 31, 2018.
The Company is the principal and recognizes transaction and fee revenue on a gross basis as it is primarily responsible for delivering the respective services being provided, which is demonstrated by the Company's ability to control the fee amounts charged to customers.
Interest Income
The Company earns interest income from client margin accounts and cash equivalents, net of operating expense. This revenue is not in scope for Topic 606 as it is not generated from contracts with customers.
Other Revenue
Other revenue primarily includes mark-to-market gains and losses on assets held by the Company for its advisor non-qualified deferred compensation plan, marketing allowances received from certain financial product manufacturers, primarily those who offer alternative investments, such as non-traded real estate investment trusts and business development companies, and other miscellaneous revenues. These revenues are not in scope for Topic 606 as they are not generated from contracts with customers.
Arrangement with Multiple Performance Obligations
The Company's contracts with customers may include multiple performance obligations. Contracts with customers that include multiple performance obligations have performance obligations that follow the same revenue recognition pattern and are recorded in the same financial statement line item.
Unearned Revenue
We record unearned revenue when cash payments are received or due in advance of our performance obligations, including amounts which are refundable. The increase in the unearned revenue balance for the three months ended March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $68.0 million of revenues recognized that were included in the unearned revenue balance as of December 31, 2017.
The Company receives cash revenues for advisory services not yet performed and conferences not yet held. For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes this revenue as the conferences are held.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Practical Expedients and Exemptions
The Company has applied Topic 606’s practical expedient that permits for the non-disclosure of the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.
The Company also applied Topic 606’s practical expedient that allows for no adjustment to consideration due to a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or service to the customer will be one year or less.
4.    Acquisitions
National Planning Holdings, Inc.
On August 15, 2017, the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) with National Planning Holdings, Inc. (“NPH”), and its four broker-dealer subsidiaries (collectively with NPH, “NPH Sellers”) to acquire certain assets and rights of the NPH Sellers, including business relationships with financial advisors who become affiliated with the Company. In accordance with ASC 805, Business Combinations, control transferred when the Company onboarded NPH advisors and client assets onto its platform, which occurred in two waves. The first wave was completed in the fourth quarter of 2017 and the second wave was completed in the first quarter of 2018 (the "Conversion Period").
The Company paid $325 million to the NPH Sellers at closing, which occurred on August 15, 2017 and was included in the National Planning Holdings acquisition line on the unaudited condensed consolidated statements of financial condition. The Company recorded intangible assets of $98.4 million in advisor relationships and $61.9 million in goodwill in the fourth quarter of 2017, following the completion of wave one and intangible assets of $112.7 million in advisor relationships and $49.0 million in goodwill in the first quarter of 2018, following the completion of wave two. The Company agreed to a potential contingent payment of up to $122.8 million, following the conclusion of the Conversion Period. The Conversion Period concluded in the first quarter of 2018, and no resulting contingent payment was due to the NPH Sellers.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the three months ended March 31, 2018.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At March 31, 2018, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At March 31, 2018, the Company did not adjust prices received from the independent third-party pricing services.
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
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$57,727	$—	$—	$57,727
Securities owned — trading:
Money market funds	246	—	—	246
Mutual funds	10,163	—	—	10,163
Equity securities	204	—	—	204
Debt securities	—	657	—	657
U.S. treasury obligations	4,955	—	—	4,955
Certificates of deposit	—	30	—	30
Total securities owned — trading	15,568	687	—	16,255
Other assets	186,430	8,686	—	195,116
Total assets at fair value	$259,725	$9,373	$—	$269,098
Liabilities
Securities sold, but not yet purchased:
Equity securities	$39	$—	$—	$39
Debt securities	—	295	—	295
Total securities sold, but not yet purchased	39	295	—	334
Total liabilities at fair value	$39	$295	$—	$334

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

6.    Held-to-Maturity Securities
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
The amortized cost, gross unrealized loss, and fair value of securities held-to-maturity were as follows (in thousands):

	March 31, 2018	December 31, 2017
Amortized cost	$10,585	$11,833
Gross unrealized loss	(112)	(86)
Fair value	$10,473	$11,747

At March 31, 2018, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$3,754	$6,831	$—	$10,585
U.S. government notes — at fair value	$3,738	$6,735	$—	$10,473

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.    Goodwill and Other Intangible Assets
A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2016	$1,365,838
Goodwill acquired	61,931
Balance at December 31, 2017	$1,427,769
Goodwill acquired	49,006
Balance at March 31, 2018	$1,476,775

The components of intangible assets were as follows at March 31, 2018 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	7.8	$651,642	$(279,156)	$372,486
Product sponsor relationships	7.9	234,086	(140,592)	93,494
Client relationships	6.6	19,133	(11,830)	7,303
Trade names	4.1	1,200	(710)	490
Total definite-lived intangible assets		$906,061	$(432,288)	$473,773
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$513,592
The components of intangible assets were as follows at December 31, 2017 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	8.0	$538,921	$(269,294)	$269,627
Product sponsor relationships	8.1	234,086	(137,615)	96,471
Client relationships	6.8	19,133	(11,477)	7,656
Trade names	4.3	1,200	(680)	520
Total definite-lived intangible assets		$793,340	$(419,066)	$374,274
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$414,093

Total amortization expense of intangible assets was $13.2 million, and $9.5 million, for the three months ended March 31, 2018, and 2017, respectively. Future amortization expense is estimated as follows (in thousands):

2018 - remainder	$47,031
2019	62,688
2020	62,297
2021	62,140
2022	61,340
Thereafter	178,277
Total	$473,773

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
The Notes are unsecured obligations that will mature on September 15, 2025, and bear interest at the rate of 5.75% per year, with interest payable semi-annually, beginning on September 15, 2017 with respect to the Additional Notes. The Company may redeem all or part of the Notes at any time prior to March 15, 2020 (subject to a customary “equity claw” redemption right) at 100% of the principal amount redeemed plus a “make-whole” premium. Thereafter the Company may redeem all or part of the Notes at annually declining redemption premiums until March 15, 2023, at and after which date the redemption price will be equal to 100% of the principal amount redeemed.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s outstanding long-term borrowings as of the dates below were as follows (dollars in thousands):

	March 31, 2018			December 31, 2017
Long-Term Borrowings	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Revolving Credit Facility	$—	LIBOR+125bps	—%	$—	LIBOR+125bps	—%	9/21/2022
Senior Secured Term Loan B(1)	1,492,500	LIBOR+225 bps	4.56%	1,496,250	LIBOR+225 bps	3.81%	9/21/2024
Senior Unsecured Notes(1)(2)	900,000	Fixed Rate	5.75%	900,000	Fixed Rate	5.75%	9/15/2025
Total long-term borrowings	2,392,500			2,396,250
Plus: Unamortized Premium	11,208			11,584
Less: Unamortized Debt Issuance Cost	(21,989)			(22,812)
Net Carrying Value	$2,381,719			$2,385,022
_____________________

(1)	No leverage or interest coverage maintenance covenants.

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
As of March 31, 2018, LPLH also had $11.1 million of irrevocable letters of credit, with an applicable interest rate margin of 1.25%, which were supported by the Company’s revolving credit facility.
The Credit Agreement subjects the Company to certain non-financial covenants for the benefit of the revolving credit facility and Term Loan B facility. As of March 31, 2018, the Company was in compliance with such covenants.
Bank Loans Payable
The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200 million limit, and allows for both collateralized and uncollateralized borrowings. The Company drew $120 million on one of the lines of credit at an interest rate of 2.92% during the three months ended March 31, 2018. The lines were not otherwise utilized during the three months ended March 31, 2018 or 2017. There were no balances outstanding at March 31, 2018 or December 31, 2017.
9.    Commitments and Contingencies
Leases
The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $4.7 million and $5.3 million for the three months ended March 31, 2018 and 2017, respectively.
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no such significant unfunded commitments at March 31, 2018.
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
Results for the three months ended March 31, 2018 were not impacted by the Company's agreement on May 1, 2018 to a settlement structure with the North American Securities Administrators Association (NASAA) related to the Company's historical compliance with certain state “blue sky” laws, which, if all 52 jurisdictions represented by NASAA participate, would result in aggregate fines of approximately $26 million. As of the date of this quarterly report, the Company expects to incur costs related to this matter over the next few years, and it expects the majority of these costs to be covered by its captive insurance subsidiary, which had adequate loss reserves as of March 31, 2018.
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
Self-Insurance
The Company has self-insurance for certain potential liabilities, including various errors and omissions liabilities, through a wholly-owned captive insurance subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends. As of March 31, 2018, these self-insurance liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the unaudited condensed consolidated statements of income for the three months ended March 31, 2018.
Other Commitments
As of March 31, 2018, the Company had approximately $266.0 million of client margin loans that were collateralized with securities having a fair value of approximately $372.3 million that the Company can re-pledge, loan, or sell. Of these securities, approximately $51.8 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of March 31, 2018, there were no restrictions that materially limited the Company’s ability to re-pledge, loan, or sell the remaining $320.5 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $4.0 million and $6.5 million pledged to clearing organizations at March 31, 2018 and December 31, 2017, respectively.
10.    Stockholders’ Equity
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s board of directors (“Board of Directors”) as well as certain limits under the Credit Agreement and the Indenture. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2018		2017
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$22.6	$0.25	$22.6
Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the unaudited condensed consolidated statements of financial condition. As of March 31, 2018, the Company was authorized to purchase up to an additional $439.2 million of shares pursuant to share repurchase programs approved by the Board of Directors.
The Company had the following activity under its approved share repurchase program (in millions, except share and per share data):

	2018
	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)
First quarter	967,500	$62.84	$60.8
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
In November 2010, the Company adopted the 2010 Omnibus Equity Incentive Plan (as amended and restated in May 2015, the “2010 Plan”), which provides for the granting of stock options, warrants, restricted stock awards, restricted stock units, deferred stock units, performance stock units, and other equity-based compensation. Since its adoption, awards have been only made out of the 2010 Plan.
As of March 31, 2018, there were 20,055,945 shares authorized for grant under the 2010 Plan. There were 7,390,598 shares reserved for issuance upon exercise or conversion of outstanding awards granted, and 6,538,672 shares remaining available for future issuance, under the 2010 Plan as of March 31, 2018.
Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee and officer stock options that have been granted during the three months ended March 31, 2018:

Expected life (in years)	5.43
Expected stock price volatility	34.79%
Expected dividend yield	1.71%
Risk-free interest rate	2.66%
Fair value of options	$19.84

The following table summarizes the Company’s stock option and warrant activity for the three months ended March 31, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2017	4,866,499	$31.73
Granted	474,289	$65.50
Exercised	(810,855)	$35.41
Forfeited and Expired	(49,960)	$30.97
Outstanding — March 31, 2018	4,479,973	$34.65	6.16	$120,451
Exercisable — March 31, 2018	3,054,536	$31.02	4.86	$91,785
Exercisable and expected to vest — March 31, 2018	4,346,833	$34.08	6.05	$119,087

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information about outstanding stock options and warrants as of March 31, 2018:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$18.01 - $25.00	1,459,903	$20.53	5.72	1,031,839	$20.67
$25.01 - $30.00	534,130	$28.71	3.75	529,980	$28.70
$30.01 - $35.00	777,927	$33.18	3.54	777,927	$33.18
$35.01 - $45.00	769,107	$39.59	8.74	263,892	$39.58
$45.01 - $55.00	464,617	$48.66	6.59	450,898	$48.69
$55.01 - $66.00	474,289	$65.50	9.91	—	$—
	4,479,973	$34.65	6.16	3,054,536	$31.02

The Company recognized share-based compensation related to the vesting of stock options awarded to employees and officers of $2.1 million during the three months ended March 31, 2018 and 2017. As of March 31, 2018, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $13.6 million, which is expected to be recognized over a weighted-average period of 2.34 years.
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units, and performance stock units, for the three months ended March 31, 2018:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested — December 31, 2017	12,796	$39.73	957,123	$32.81
Granted	—	$—	232,485	$71.04
Vested	—	$—	(196,378)	$29.73
Forfeited	—	$—	(21,375)	$30.87
Nonvested — March 31, 2018	12,796	$39.73	971,855	$42.62
Expected to vest — March 31, 2018	12,796	$39.73	887,556	$41.25

The Company grants restricted stock awards and deferred stock units to its directors, restricted stock units to its employees and officers, and performance stock units to its officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in our shares outstanding upon grant and have the same dividend and voting rights as our common stock. The Company recognized $3.2 million and $2.9 million of share-based compensation related to the vesting of restricted stock awards, and stock units during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, total unrecognized compensation cost for restricted stock awards, and stock units was $23.2 million, which is expected to be recognized over a weighted-average remaining period of 2.40 years.
The Company also grants restricted stock units to its advisors and to financial institutions. The Company recognized share-based compensation of $2.0 million and $1.4 million related to the vesting of these awards during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $5.4 million, which is expected to be recognized over a weighted-average remaining period of 1.56 years.

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

	Three Months Ended March 31,
	2018	2017
Net income	$93,530	$48,189

Basic weighted-average number of shares outstanding	89,997	89,868
Dilutive common share equivalents	2,787	2,136
Diluted weighted-average number of shares outstanding	92,784	92,004

Basic earnings per share	$1.04	$0.54
Diluted earnings per share	$1.01	$0.52

The computation of diluted earnings per share excludes stock options, warrants, and stock units that are anti-dilutive. For the three months ended March 31, 2018 and 2017, stock options, warrants, and stock units representing common share equivalents of 238,601 shares and 1,806,253 shares, respectively, were anti-dilutive.
13.    Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (H.R. 1), the tax reform bill (the "Tax Act"), was signed into law. The Tax Act includes numerous changes in existing tax law, including a permanent reduction in our federal corporate income tax rate from 35% to 21% effective January 1, 2018.
The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, settlement contingencies, tax credits and other permanent differences in tax deductibility of certain expenses. These items resulted in effective tax rates of 22.0% and 36.0% for the three months ended March 31, 2018 and 2017 respectively.
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
During the three months ended March 31, 2018 and 2017, the Company recognized revenue for services provided to these related parties of $0.8 million. The Company incurred expenses for the services provided by these related parties of $0.9 million during the three months ended March 31, 2018. As of March 31, 2018 and 2017, receivables and payables to related parties were not material.
15.    Net Capital and Regulatory Requirements
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also provide that the broker-dealer's capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

clearing broker-dealer and had net capital of $87.5 million with a minimum net capital requirement of $7.2 million as of March 31, 2018.
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to PTC’s operations.
As of March 31, 2018 and December 31, 2017, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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
17.    Subsequent Events
On April 27, 2018, the Board of Directors declared a cash dividend of $0.25 per share on the Company's outstanding common stock to be paid on June 1, 2018 to all stockholders of record on May 18, 2018.

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
At March 31, 2018, the fair value of our trading securities owned was $16.3 million. Securities sold, but not yet purchased were immaterial at March 31, 2018. The fair value of securities included within other assets was $195.1 million at March 31, 2018. See Note 5. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased, and other assets associated with our client facilitation activities. See Note 6. Held-to-Maturity Securities, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
In addition, we have market risk resulting from system incidents and human error, which can require trade corrections for our customers. We also have market risk on the fees we earn that are based on the market value of brokerage and advisory assets, assets on which trailing commissions are paid, and assets eligible for sponsor payments.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of March 31, 2018, $1.5 billion of our outstanding debt under our Credit Agreement was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are subject to the same, but off-setting interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve month period (in thousands):

	Outstanding Variable Interest Rates at March 31, 2018	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facilities		Points	Points	Points	Points
Term Loan B	$1,492,500	$1,483	$3,708	$7,416	$14,832
Revolving Credit Facility	—	—	—	—	—
Variable Rate Debt Outstanding	$1,492,500	$1,483	$3,708	$7,416	$14,832
See Note 8. Debt, within the notes to the unaudited condensed consolidated financial statements for additional information.
Our interest rate risk is mitigated in part by having the interest rate for a portion of the Term Loan B debt, $746.3 million, fixed for three months and the remaining portion, $746.3 million, fixed for six months. At the end of each of these periods the rates will be locked in at the then current rate for one, two, three, six, or twelve months as allowed under the Credit Agreement. The effect of these interest rate locks are not included in the table above.
As of March 31, 2018 we offered our advisors and their clients three primary cash sweep vehicles that are interest rate sensitive: our insured cash account (“ICA”) for individuals, trusts and sole proprietorships, and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts, and other organizations, an insured deposit cash account (“DCA”) for advisory individual retirement accounts, and a money market sweep vehicle involving multiple money market fund providers. While clients earn interest for balances on deposit in ICA and DCA, we earn a fee. Our fees from ICAs are based on prevailing interest rates in the current interest rate environment. The fees that we receive from the DCA vehicle are calculated as a per account fee; such fees increase as the federal funds target rate increases, subject to a cap. The fees we receive on cash balances in our advisors’ client accounts in money market funds, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the bank deposit sweep vehicles are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicle relative to other products into which clients may move cash balances.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in clients’ accounts is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during either of the three months ended March 31, 2018 and 2017. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
In order to assist in the mitigation and control of operational risk, we have an operational risk framework that is designed to enable assessment and reporting on operational risk across the firm. This framework helps to ensure policies and procedures are in place and appropriately designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits. Notwithstanding the foregoing, please consult the Risks Related to our Technology and Risks Related to Our Business Generally sections within Part I, “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K for more information about the risks associated with our technology, including risks related to information security, our risk management policies and procedures and the potential related effects on our operations.
Regulatory and Legal Risk
The regulatory environment in which we operate is discussed in detail within Part I, “Item 1, Business Section” in our 2017 Annual Report on Form 10-K. In recent years, and during the period presented in this Quarterly Report on Form 10-Q, we have observed the SEC, FINRA and state regulators broaden the scope, frequency, and depth of their examinations to include greater emphasis on the quality, consistency and oversight of our compliance systems and programs. Please consult the Risks Related to Our Regulatory Environment section within Part I, “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K for more information about the risks associated with operating within our regulatory environment, pending regulatory matters and the potential related effects on our operations.
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
Our risk management governance approach includes the Board of Directors and certain of its committees; the Risk Oversight Committee of LPL Financial (the “ROC”) and its subcommittees; the Internal Audit Department and the CLR Department of LPL Financial; and business line management. We regularly reevaluate and, when necessary, modify our processes to improve the identification and escalation of risks and events.
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
The Audit Committee receives reports on the ROC at each of the Audit Committee’s regularly scheduled quarterly meetings and, as necessary or requested, to the Board. The reports generally cover topics addressed by the ROC at its meetings since the immediately preceding report. If warranted, matters of material risk are escalated to the Audit Committee or Board more frequently.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in the information regarding the Company’s risks, as set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2017 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (millions)
January 1, 2018 through January 31, 2018	—	$—	—	$—
February 1, 2018 through February 28, 2018	143,100	$64.51	143,100	$490.8
March 1, 2018 through March 31, 2018	824,400	$62.55	824,400	$439.2
Total	967,500		967,500
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

LPL Financial Holdings Inc.
Date:	May 4, 2018	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	May 4, 2018	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer