Form 10-Q
period 2018-06-30
LPL Financial Holdings Inc.
filed 2018-07-31
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 27, 2018 was 88,096,391.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company’s future financial and operating results, outlook, growth, plans, business strategies, liquidity, future indebtedness, future share repurchases, and future dividends, including statements regarding future resolution of regulatory matters, legal proceedings and related costs, future revenues and expenses, and projected savings and anticipated improvements to the Company’s operating model, services, and technologies as a result of its initiatives, programs and/or acquisitions, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company’s historical performance and its plans, estimates, and expectations as of July 31, 2018. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; changes in interest rates and fees payable by banks participating in the Company’s cash sweep program, including the Company’s success in negotiating agreements with current or additional counterparties; the Company’s strategy in managing cash sweep program fees; fluctuations in the levels of brokerage and advisory assets, including net new assets, and the related impact on fee revenue; fluctuations in the number of retail investors served by the Company; effects of competition in the financial services industry; the success of the Company in attracting and retaining financial advisors and institutions, and their ability to market effectively financial products and services; changes in the growth and profitability of the Company’s fee-based business; the effect of current, pending, and future legislation, regulation, and regulatory actions, including with respect to retail retirement savings and disciplinary actions imposed by federal and state regulators and self-regulatory organizations; the costs of settling and remediating issues related to past, pending or future regulatory matters or legal proceedings; changes made to the Company’s offerings and services in response to current, pending, and future legislation, regulation, and regulatory actions, and the effect that such changes may have on the Company’s gross profit streams and costs; execution of the Company’s capital management plans, including its compliance with the terms of its credit agreement and the indenture governing its senior notes; the price, the availability of shares, and trading volumes of the Company’s common stock, which will affect the timing and size of future share repurchases by the Company; execution of the Company’s plans and its success in realizing the synergies, expense savings and service improvements and efficiencies expected to result from its initiatives and programs, including its acquisition of the broker-dealer network of National Planning Holdings, Inc. and its expense plans and technological initiatives; the performance of third-party service providers to which business processes are transitioned; the Company’s ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s 2017 Annual Report on Form 10-K, as

ii

amended by Amendment No. 1 on Form 10-K/A filed on February 27, 2018 (collectively, the "2017 Annual Report on Form 10-K"), as may be amended or updated in the Company’s Quarterly Reports on Form 10-Q. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report, even if its estimates change, and you should not rely on statements contained herein as representing the Company’s views as of any date subsequent to the date of this quarterly report.

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
Executive Summary
Financial Highlights
Net income for the second quarter of 2018 was $118.8 million or $1.30 per share, which compares to $68.4 million, or $0.74 per share, in the second quarter of 2017. Increased cash sweep revenue and advisory fee revenue contributed to the earnings per share growth.
Asset Growth Trends
Total brokerage and advisory assets served were $659.1 billion as of June 30, 2018, up 21.6% from $542.0 billion as of June 30, 2017. Total net new assets were $2.5 billion for the three months ended June 30, 2018, compared to $0.4 billion for the same period in 2017.
Net new advisory assets were $4.3 billion for the three months ended June 30, 2018, compared to $5.9 billion in the same period in 2017. As of June 30, 2018, our advisory assets had grown to $291.5 billion from the prior year balance of $236.8 billion and represented 44.2% of total brokerage and advisory assets served.
Net new brokerage assets were outflows of $1.9 billion for the three months ended June 30, 2018, compared to an outflow of $5.5 billion for the same period in 2017. As of June 30, 2018, our brokerage assets had grown to $367.5 billion from $305.2 billion as of June 30, 2017.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, was $482.8 million for the three months ended June 30, 2018, an increase of 24.2% in comparison to $388.6 million for the quarter ended June 30, 2017. Management presents gross profit, which is calculated as net revenues less commission and advisory expenses and brokerage, clearing, and exchange fees, because we believe that measure may be useful to investors in evaluating the Company’s core operating performance before indirect costs that are general and administrative in nature. See footnote 8 to the Financial Metrics table within the “How We Evaluate Our Business” section for additional information on gross profit. The increase in period-over-period gross profit was primarily due to increases in cash sweep revenue from the impact of the increases in the target range for the federal funds effective rate in 2017 through June 2018, increases in advisory revenues resulting from net new assets, the NPH Acquisition (as defined below under “Acquisitions, Integrations and Divestitures), and market gains as represented by higher levels of the S&P 500 index.

Capital Management Activity
We returned $139.1 million of capital to shareholders during the three months ended June 30, 2018, including $22.3 million of dividends and $116.8 million of share repurchases, representing 1,791,493 shares.
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
We regularly review various aspects of our operations and service offerings, including our policies, procedures, and platforms, in response to marketplace developments. We seek to continuously improve and enhance aspects of our operations and service offerings in order to position our advisors for long-term growth and to align with competitive and regulatory developments. For example, we regularly review the structure and fees of our advisory programs, including related disclosures, in the context of the changing regulatory environment for retirement accounts.

How We Evaluate Our Business
We focus on several key operating and financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating and financial metrics are as follows:

	Six Months Ended June 30,
Operating Metrics (dollars in billions) (balances may not foot due to rounding)	2018	2017	% Change
Advisory assets(1)(2)	$291.5	$236.8	23%
Brokerage assets(1)(3)	367.5	305.2	20%
Total Brokerage and Advisory Assets served(1)	$659.1	$542.0	22%

Net new advisory assets(4)	$17.5	$11.9	n/m
Net new brokerage assets(5)	23.9	(8.9)	n/m
Total Brokerage and Advisory Net New Assets	$41.4	$3.0	n/m

Insured cash account balances(1)	$21.7	$20.8	4%
Deposit cash account balances(1)	4.0	3.7	8%
Money market account balances(1)	2.9	3.3	(12%)
Total Cash Sweep Balances	$28.6	$27.8	3%

Advisors	16,049	14,256	13%

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Metrics (dollars in millions, except per share data)	2018	2017	2018	2017
Total net revenues	$1,298.8	$1,065.5	$2,540.4	$2,100.9
Recurring gross profit rate (trailing twelve months)(6)	84.7%	81.1%	84.7%	81.1%
Pre-tax income	$162.9	$112.8	$282.8	$188.0
Net income	$118.8	$68.4	$212.3	$116.6
Earnings per share, diluted	$1.30	$0.74	$2.30	$1.27

Non-GAAP Financial Measures(7)
Gross profit(8)	$482.8	$388.6	$946.7	$764.7
Gross profit growth from prior period(8)	24.2%	12.7%	23.8%	9.2%
Gross profit as a % of net revenue(8)	37.2%	36.5%	37.3%	36.4%
_______________________________

(1)
Brokerage and advisory assets are comprised of assets that are custodied, networked, and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Insured cash account balances, money market account balances, and deposit cash account balances are also included in brokerage and advisory assets served. Our brokerage and advisory assets does not include retirement plan assets, which are custodied with various third-party providers and supported by advisors licensed with LPL Financial. The Company estimated such assets at $147 billion, representing approximately 44,000 retirement plans, at June 30, 2018.

(2)
Advisory assets consists of total advisory assets under custody at our broker-dealer subsidiary, LPL Financial LLC (“LPL Financial”), consisting of total assets on LPL Financial's corporate advisory platform serviced by investment advisor representatives of LPL Financial and total assets on LPL Financial's independent advisory platform serviced by investment advisor representatives of separate investment advisor firms (“Hybrid RIAs”) rather than of LPL Financial. See “Results of Operations” for a tabular presentation of advisory assets.

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

(6)
Recurring gross profit rate refers to the percentage of our gross profit, a non-GAAP financial measure, that was recurring for the period presented. We track recurring gross profit, a characterization of gross profit and a statistical measure, which is defined to include our revenues from asset-based fees, advisory fees, trailing commissions, cash sweep program, and certain other fees that are based upon the number of client accounts and advisors, less the expenses associated with such revenues and certain other recurring expenses not specifically associated with a revenue line. We allocate such other recurring expenses, such as non-GDC sensitive production expenses, on a pro-rata basis against specific revenue lines at our discretion.  Because certain sources of recurring gross profit are associated with asset balances, they will fluctuate depending on the market values and current interest rates. Accordingly, our recurring gross profit can be negatively impacted by adverse external market conditions. However, we believe that recurring gross profit is meaningful despite these fluctuations because it is not dependent upon transaction volumes or other activity-based revenues, which are more difficult to predict, particularly in declining or volatile markets.

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

(8)
Set forth below is a calculation of gross profit (in millions), calculated as net revenues less commission and advisory expenses and brokerage, clearing, and exchange fees. All other expense categories, including depreciation and amortization of fixed assets and amortization of intangible assets, are considered general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP financial measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can provide investors with useful insight into our core operating performance before indirect costs that are general and administrative in nature.

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Profit (in millions)	2018	2017	2018	2017
Total net revenues	$1,298.8	$1,065.5	$2,540.3	$2,100.9
Commission and advisory expense	800.6	663.0	1,562.3	1,308.1
Brokerage, clearing, and exchange fees	15.4	13.9	31.3	28.1
Gross profit	$482.8	$388.6	$946.7	$764.7
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

Our accruals, including those established through the captive insurance subsidiary at June 30, 2018, include estimated costs for significant regulatory matters, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable. For example, on May 1, 2018, we agreed to a settlement structure with the North American Securities Administrators Association related to our historical compliance with certain state “blue sky” laws. We expect to enter into separate administrative orders with 53 jurisdictions, which would result in aggregate fines of approximately $26.4 million. As part of the settlement structure, we agreed to engage independent third party consultants to conduct a historical review of certain equity and fixed income securities transactions, as well as an operational review of our systems for complying with blue sky securities registration requirements. We also agreed to offer remediation to customers who purchased certain equity and fixed-income securities since October 2006. We expect to incur costs related to this matter over the next few years, and we expect the majority of these costs to be covered by our captive insurance subsidiary or expense plans as of June 30, 2018.
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
In June 2017, the U.S. Department of Labor’s (“DOL”) final rule on conflicts of interest (Definition of the Term "Fiduciary"), Conflicts of Interest Rule-Retirement Investment Advice (“DOL Rule”) and related exemptions became applicable. The DOL Rule broadened the circumstances in which we and our advisors may be considered a “fiduciary” with respect to certain accounts that are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the prohibited transaction rules under section 4975 of the Internal Revenue Code. These types of accounts include many employer-sponsored retirement plans and individual retirement accounts (“IRAs”). The U.S. Court of Appeals for the Fifth Circuit vacated the DOL Rule and related exemptions in a decision from March 15, 2018. As a result of this decision, which became effective on June 21, 2018 when the Court issued its mandate, the DOL Rule has ceased to apply on a nationwide basis. In April 2018, the SEC introduced a proposal for a best interest standard for brokerage accounts (the “SEC Rule”). Notwithstanding the status of the DOL Rule and the proposed SEC Rule, it is unclear how and whether other regulators, including FINRA, banking regulators, and the state securities and insurance regulators may respond to, or enforce elements of, the DOL Rule, the proposed SEC Rule or develop their own similar laws and regulations. Because ERISA plans and IRAs comprise a significant portion of our business, we continue to expect that compliance with current and future laws and regulations with respect to retail retirement savings and reliance on prohibited transaction exemptions under such laws and regulations will require increased legal, compliance, information technology, and other costs and could lead to a greater risk of class action lawsuits and other litigation. Moreover, uncertainty regarding the status of the DOL Rule, as well as pending and future laws and regulations, including the SEC Rule, relating to retail retirement savings, impact the degree and timing of the effect of such laws and regulations on our business in ways which cannot now be anticipated or planned for, which may have further impact on our products and services, and results of operations.
Acquisitions, Integrations, and Divestitures
From time to time we undertake acquisitions or divestitures based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented.
On August 15, 2017, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with National Planning Holdings, Inc. (“NPH”), and its four broker-dealer subsidiaries (collectively with NPH, the “NPH Sellers”) to acquire certain assets and rights of the NPH Sellers, including business relationships with financial advisors who became affiliated with LPL Financial (the “NPH Acquisition”). We paid $325 million to the NPH Sellers at closing, which occurred on August 15, 2017, and agreed to a potential contingent payment of up to $122.8 million. The conversion period under the Asset Purchase Agreement concluded in the first quarter of 2018, and no resulting contingent payment was due to the NPH Sellers. We incurred increased costs related to this transaction, including compensation and benefits expense related to additional staffing, as well as contingent labor costs, needed to support the onboarding of NPH advisors and their clients to our systems, and fees for account closure and transfers that we agreed to pay on behalf of NPH advisors under the Asset Purchase Agreement. Although these onboarding costs have been largely completed as of June 30, 2018, we expect to continue to incur increased costs related to providing ongoing support to the increased numbers of advisors, clients, and total assets served on our platform, as well as financial assistance costs for advisors joining LPL Financial. See Note 4 Acquisitions, within the notes to the unaudited condensed consolidated financial statements for further detail. There have been no other material acquisitions, integrations, or divestitures during the six months ended June 30, 2018 or June 30, 2017.
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets. In the United States, economic data continued to point to steady economic growth in the first half of 2018. According to the most recent estimate by the Bureau of Economic Analysis, real gross domestic product (“GDP”) grew at an annualized rate of 2.0% in the first quarter of 2018 and at an overall growth rate over the last four quarters of 2.8%. Data received in the second quarter suggest a healthy labor market, stable consumer spending, signs of improved business investment, and still low interest rates. U.S. business and consumer confidence have remained elevated, with only modest declines since the run-up following the U.S. elections in November 2016. Inflation has picked up with improved economic growth but remains contained. While the overall data have been largely positive, concerns about U.S. trade policy have been increasing, with some anecdotal evidence that uncertainty has led some businesses to scale back capital spending plans. The Federal Reserve’s (“Fed”) most recent median projection for 2018 GDP put growth at 2.8%, while the non-partisan Congressional Budget Office’s most recent projection, released in early April, was 3.3%. A prospective rise in U.S. economic growth to near 3% could further tighten the labor market, push wages higher, and increase the probability of the Fed following through on its median projection of four rate hikes in total in 2018.
Domestic equities exhibited some continued volatility in the second quarter, but nevertheless posted gains. The S&P 500 Index rose 3.4%, including dividends, in the second quarter after posting modest first quarter losses to end the first half of 2018 up 2.6%. International equities lagged, with both international developed markets and emerging markets posting losses, according to MSCI indexes. The 10-year Treasury yield rose slightly over the quarter to 2.85% despite rising growth and inflation expectations as some investors continued to seek the relative safety of Treasuries. Rising rates are a headwind for bonds and pushed the broad Bloomberg Barclays Aggregate Bond Index down 0.2% for the quarter.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. Please consult the Risks Related to Our Business and Industry section within Part I, “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes, and the potential related effects on our profitability and financial condition. Following the conclusion of its June 12-13, 2018 policy meeting, the Fed’s policy arm, the Federal Open Market Committee (“FOMC”) raised the target range of the federal funds rate to 1.75 - 2.00%, its second hike of the year and seventh of the expansion. Projection materials that accompanied the statement indicated a median expectation of two additional rate hikes in 2018, for a total of four, one more than in its March projections. In 2018, growth expectations rose slightly, as did inflation expectations, while the estimate for the unemployment rate fell. The policy statement indicated that the current policy of gradual rate increases was expected to continue but would remain data dependent.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2018 and 2017. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
REVENUES
Commission	$488,085	$420,706	16.0%	$962,896	$841,870	14.4%
Advisory	438,917	346,515	26.7%	861,304	676,374	27.3%
Asset-based	238,603	173,450	37.6%	457,939	330,673	38.5%
Transaction and fee	116,455	109,361	6.5%	233,104	217,523	7.2%
Interest income, net of interest expense	10,133	5,976	69.6%	17,914	11,769	52.2%
Other	6,611	9,496	(30.4)%	7,204	22,722	(68.3)%
Total net revenues	1,298,804	1,065,504	21.9%	2,540,361	2,100,931	20.9%
EXPENSES
Commission and advisory	800,619	663,046	20.7%	1,562,316	1,308,109	19.4%
Compensation and benefits	122,360	110,299	10.9%	245,877	223,511	10.0%
Promotional	43,407	32,006	35.6%	110,834	68,660	61.4%
Depreciation and amortization	22,220	21,190	4.9%	42,921	41,937	2.3%
Amortization of intangible assets	15,682	9,453	65.9%	28,904	18,944	52.6%
Occupancy and equipment	26,904	22,987	17.0%	54,540	48,186	13.2%
Professional services	15,922	18,757	(15.1)%	38,094	34,294	11.1%
Brokerage, clearing, and exchange	15,433	13,890	11.1%	31,310	28,076	11.5%
Communications and data processing	11,038	10,645	3.7%	22,212	21,659	2.6%
Other	30,370	24,201	25.5%	58,956	46,764	26.1%
Total operating expenses	1,103,955	926,474	19.2%	2,195,964	1,840,140	19.3%
Non-operating interest expense	31,940	26,261	21.6%	61,562	51,612	19.3%
Loss on extinguishment of debt	—	—	n/m	—	21,139	(100.0)%
INCOME BEFORE PROVISION FOR INCOME TAXES	162,909	112,769	44.5%	282,835	188,040	50.4%
PROVISION FOR INCOME TAXES	44,143	44,335	(0.4)%	70,539	71,417	(1.2)%
NET INCOME	$118,766	$68,434	73.5%	$212,296	$116,623	82.0%

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
The following table sets forth our commission revenue, by sales-based and trailing commission revenue (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Sales-based	$196,530	$181,843	$14,687	8.1%
Trailing	291,555	238,863	52,692	22.1%
Total commission revenue	$488,085	$420,706	$67,379	16.0%
The increase in sales-based commission revenue for the three months ended June 30, 2018, compared with the same period in 2017 was primarily due to the impact of the NPH Acquisition as well as increases in activity in fixed income and fixed annuities products. The increase in demand for these products was driven by the impact of the federal funds rate increases.
The increase in trailing revenues for the three months ended June 30, 2018, compared with the same period in 2017 was due to additional assets onboarded from NPH advisors, improved investor engagement, and strong market conditions resulting in an increase in the market value of the underlying assets.
The following table sets forth our commission revenue, by sales-based and trailing commission revenue (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Sales-based	$383,763	$368,418	$15,345	4.2%
Trailing	579,133	473,452	105,681	22.3%
Total commission revenue	$962,896	$841,870	$121,026	14.4%
The increase in sales-based commission revenue for the six months ended June 30, 2018, compared with the same period in 2017 was primarily due to the impact of the NPH Acquisition as well as increases in activity in fixed income products. The increase in demand for these products was driven by the impact of the federal funds rate increases.
The increase in trailing revenues for the six months ended June 30, 2018, compared with the same period in 2017, was due to additional assets onboarded from NPH advisors, improved investor engagement, and strong market conditions resulting in an increase in the market value of the underlying assets.

The following table summarizes activity in brokerage assets for the periods presented (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance - Beginning of period	$364.1	$304.6	$342.1	$297.8
Net new brokerage assets	(1.9)	(5.5)	23.9	(8.9)
Market impact(1)	5.3	6.1	1.5	16.3
Balance - End of period	$367.5	$305.2	$367.5	$305.2
_______________________________

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, with the remainder representing the implied growth or decline in asset balances due to market changes over the same period of time.

Advisory Revenues
Advisory revenues primarily represent fees charged on our corporate advisory platform provided through LPL Financial to clients of our advisors based on the value of their advisory assets. Advisory fees are billed to clients on either a calendar quarter or non-calendar quarter basis of their choice, at the beginning of that period, and are recognized as revenue ratably during the quarter. The majority of our accounts are billed in advance using values as of the last business day of each immediately preceding calendar quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. Advisory revenues collected on our corporate advisory platform are proposed by the advisor and agreed to by the client and average 1.0% of the underlying assets with a maximum of 3.0% of the underlying assets as of June 30, 2018.
We also support Hybrid RIAs, through our independent advisory platform, which allows advisors to engage us for technology, clearing, and custody services, as well as access to the capabilities of our investment platforms. The assets held under a Hybrid RIA's investment advisory accounts custodied with LPL Financial are included in our brokerage and advisory assets, net new advisory assets, and advisory assets under custody metrics. However, we charge separate fees to Hybrid RIAs for technology, clearing, administrative, oversight, and custody services. The administrative fees collected on our independent advisory platform vary and can reach a maximum of 0.6% of the underlying assets as of June 30, 2018.
Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.
The following table summarizes activity in advisory assets (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance - Beginning of period	$283.5	$225.7	$273.0	$211.6
Net new advisory assets	4.3	5.9	17.5	11.9
Market impact(1)	3.7	5.2	1.0	13.3
Balance - End of period	$291.5	$236.8	$291.5	$236.8
_______________________________

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, with the remainder representing the implied growth or decline in asset balances due to market changes over the same period of time.

Net new advisory assets for the three and six months ended June 30, 2018 and 2017 had a limited impact on our advisory fee revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory fee revenue. The revenue for any particular quarter is primarily driven by each of the prior quarter’s month-end advisory assets under management.
The growth in advisory revenue for the three and six months ended June 30, 2018 compared to the same period in 2017 was due to net new advisory assets resulting from our recruiting efforts, the NPH Acquisition, and strong advisor productivity, as well as market gains as represented by higher levels of the S&P 500 index and brokerage to advisory conversions by our existing advisors.

The following table summarizes the composition of total advisory assets as of June 30, 2018 and 2017 (in billions):

	June 30,
	2018	2017	$ Change	% Change
Corporate platform advisory assets	$173.9	$137.7	$36.2	26.3%
Hybrid platform advisory assets	117.7	99.1	18.6	18.8%
Total advisory assets(1)	$291.5	$236.8	$54.8	23.1%
_______________________________

(1)	Balances may not foot due to rounding.
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
Asset-based revenues for the three and six months ended June 30, 2018 increased compared to the same periods in 2017 primarily due to increased revenues from our cash sweep program and recordkeeping and sponsorship programs.
Cash sweep revenue for the three and six months ended June 30, 2018 increased compared to the same periods in 2017 due to the impact of increases in the target range for the federal funds effective rate. For the three months ended June 30, 2018, our average cash sweep balances increased slightly as compared to the same period in 2017, with balances of $28.7 billion and $28.4 billion, respectively. For the six months ended June 30, 2018, our average cash sweep balances decreased slightly compared to the same period in 2017, with balances of $29.0 billion and $29.1 billion, respectively.
Revenues for our recordkeeping and sponsorship programs for the three and six months ended June 30, 2018, which are largely based on the market value of the underlying assets, increased due to the impact of market appreciation on the value of those underlying assets and additional assets onboarded from NPH advisors.
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
Transaction and fee revenues increased for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to higher transaction volumes within advisory accounts that generate transaction-based revenue, which resulted from an increase in market volatility as well as the impact from the NPH Acquisition.
Transaction and fee revenues increased for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to a higher volume of fixed income transactions related to the federal funds rate increases and higher transaction volumes within advisory accounts that generate transaction-based revenue, which resulted from an increase in market volatility as well as the impact from the NPH Acquisition.
Interest Income, Net of Interest Expense
We earn interest income from client margin accounts and cash equivalents, net of operating expense. Period-over-period variances correspond to changes in the average balances of assets in margin accounts and cash equivalents as well as changes in interest rates.

Interest Income, net of interest expense increased for the three and six months ended June 30, 2018, compared to the same periods in 2017 primarily due to the impact of rising interest rates.
Other Revenues
Other revenues primarily include mark-to-market gains and losses on assets held by us for our advisor non-qualified deferred compensation plan and model research portfolios, marketing allowances received from certain financial product manufacturers, primarily those who offer alternative investments, such as non-traded real estate investment trusts and business development companies, and other miscellaneous revenues.
Other revenues decreased for the three and six months ended June 30, 2018, compared to the same periods in 2017 primarily due to unrealized losses on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan.
Expenses
Commission and Advisory Expenses
Commission and advisory expenses are comprised of the following: base payout amounts that are earned by and paid out to advisors and institutions based on commission and advisory revenues earned on each client’s account (referred to as gross dealer concessions, or “GDC”); production based bonuses earned by advisors and institutions based on the levels of commission and advisory revenues they produce; the recognition of share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at each reporting period; and the deferred commissions and advisory fee expenses associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to our advisors.
The following table shows the components of our production payout and total payout ratios, each of which is a statistical or operating measure:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2018	2017		2018	2017
Base payout rate(1)	82.98%	82.94%	4 bps	82.80%	82.96%	(16 bps)
Production based bonuses	2.81%	2.56%	25 bps	2.43%	2.15%	28 bps
GDC sensitive payout	85.79%	85.50%	29 bps	85.23%	85.11%	12 bps
Non-GDC sensitive payout(2)	0.58%	0.92%	(34 bps)	0.41%	1.05%	(64 bps)
Total payout ratio	86.37%	86.42%	(5 bps)	85.64%	86.16%	(52 bps)
_______________________________

(1)	Our base payout rate is calculated as commission and advisory expenses, divided by GDC (see description above).

(2)
Non-GDC sensitive payout includes share-based compensation expense from equity awards granted to advisors and financial institutions and mark-to-market gains or losses on amounts designated by advisors as deferred.

Our total payout ratio, a statistical or operating measure, decreased for the three and six months ended June 30, 2018 compared with the same periods in 2017 primarily due to a decrease in non-GDC sensitive payout, which includes advisor deferred compensation and advisor share-based compensation.
Compensation and Benefits Expense
Compensation and benefits expense includes salaries and wages and related benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Average number of employees	3,940	3,366	17.1%	3,882	3,341	16.2%
Compensation and benefits expense increased for the three and six months ended June 30, 2018 compared with the same periods in 2017 due to an increase in salary and employee benefit expenses resulting from an increase in headcount and an increase in contingent labor costs to support the NPH Acquisition.

Promotional Expense
Promotional expenses include costs related to our hosting of certain advisor conferences that serve as training, sales, and marketing events, as well as business development costs related to recruiting, such as transition assistance and amortization related to forgivable loans issued to advisors.
The increase in promotional expense for the three months ended June 30, 2018 compared with the same period in 2017 was primarily driven by increases in costs associated with advisor transition assistance and advisor promotions related to the onboarding of NPH advisors and increases in business development expenses associated with broker training and education.
The increase in promotional expense for the six months ended June 30, 2018 compared with the same period in 2017 was primarily driven by increases in costs associated with advisor transition assistance and recruiter and advisor promotions related to the onboarding of NPH advisors.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
Depreciation and amortization expense for the three and six months ended June 30, 2018 compared with the same periods in 2017, remained relatively flat, as increases in internally developed software were offset by decreases in purchased hardware and software and leasehold improvements.
Amortization of Intangible assets
Amortization of intangible assets represents the benefits received for using long-lived assets, which consist of intangible assets established through our acquisitions.
The increase in amortization of intangible assets for the three and six months ended June 30, 2018 compared with the same period in 2017 was due to the intangible assets recorded as part of the NPH Acquisition.
Occupancy and Equipment Expense
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expenses on computer hardware and other equipment.
The increase in occupancy and equipment expense for the three months ended June 30, 2018 compared with the same period in 2017 was primarily due to an increase in costs related to software licensing fees in support of our service and technology investments.
The increase in occupancy and equipment expense for the six months ended June 30, 2018 compared with the same period in 2017 was primarily due to an increase in costs related to non-capitalized software costs and software licensing fees in support of our service and technology investments.
Professional Services
Professional services includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements.
The decrease in professional services for the three months ended June 30, 2018 compared with the same period in 2017 was primarily due to decreases in costs related to outsourced service and technology projects during the period.
The increase in professional services for the six months ended June 30, 2018 compared with the same period in 2017 was primarily due to an increase in costs related to service and technology projects.
Brokerage, Clearing, and Exchange Fees
Brokerage, clearing, and exchange fees include expenses originating from trading and clearing operations as well as any exchange membership fees. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.
The increase in brokerage, clearing, and exchange fees is relatively consistent with the volume of sales and trading activity for the three and six months ended June 30, 2018, compared with the same period in 2017.

Communications and Data Processing
Communications expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges, and markets. Data processing expense consists primarily of customer statement processing and postage costs.
Communications and data processing expense remained relatively flat for the three and six months ended June 30, 2018, compared with the same periods in 2017.
Other Expenses
Other expenses include the estimated costs of the investigation, settlement, and resolution of regulatory matters (including customer restitution and remediation), licensing fees, insurance, broker-dealer regulator fees, and other miscellaneous expenses. We expect other expenses to increase in 2018 compared to 2017, including as a result of the greater size and scale of our business resulting from the NPH Acquisition. Our other expenses in 2018 will depend in part on the size and timing of resolving regulatory matters and the availability of self-insurance coverage, which depends in part on the amount and timing of resolving historical claims. There are particular uncertainties and complexities involved when assessing the potential costs and timing of regulatory matters, including whether loss reserves at our captive insurance subsidiary will be adequate to cover such losses.
The increase in other expenses for the three and six months ended June 30, 2018, compared with the same periods in 2017, was primarily driven by higher costs associated with the investigation, settlement, and resolution of regulatory matters.
Non-Operating Interest Expense
Non-operating interest expense represents expense for our senior secured credit facilities and senior unsecured notes issued in March and September 2017 (the "Notes"). Period over period increases correspond to higher LIBOR rates and the issuance of the Notes during 2017.
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
Provision for Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (H.R. 1), the tax reform bill (the "Tax Act"), was signed into law. The Tax Act provided a permanent reduction in our federal corporate income tax rate from 35% to 21%, effective January 1, 2018. We will continue to analyze the Tax Act to determine the full effects that the new law, including the new lower corporate tax rate, has on our financial statements.
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
Our effective tax rate was 27.1% and 39.3% for the three months ended June 30, 2018 and 2017, respectively.
Our effective tax rate was 24.9% and 38.0% for the six months ended June 30, 2018 and 2017, respectively.
The decrease in our effective income tax rate for the three and six months ended June 30, 2018, compared with the same period in 2017, was primarily due to the tax benefit associated with the federal rate reduction under the Tax Act, stock option exercises under ASC 718, and the reduction of settlement contingencies.
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
A summary of changes in our cash flow is provided as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash flows (used in) provided by:
Operating activities	$60,128	$104,831
Investing activities	(49,949)	(61,857)
Financing activities	(188,285)	(79,714)
Net decrease in cash, cash equivalents and restricted cash	(178,106)	(36,740)
Cash, cash equivalents and restricted cash — beginning of period	1,625,655	1,558,608
Cash, cash equivalents and restricted cash — end of period	$1,447,549	$1,521,868
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
The decrease in cash flows provided by operating activities for the six months ended June 30, 2018 compared to the same period in 2017 was primarily attributable to an increase in clients receivables as a result of an increase in revenue and the timing of payments received, an increase in advisor loans and an increase in payments of clients payable. These were partially offset by an increase in accounts payable and accrued liabilities, accrued commission and payables to broker-dealers and clearing organizations due to the timing of payments made to our vendors, and broker-dealers and clearing organizations.
The decrease in cash flows used in investing activities for the six months ended June 30, 2018 compared to the same period in 2017 was due to a decrease in capital expenditures.
The increase in cash flows used in financing activities for the six months ended June 30, 2018 compared to the same period in 2017 was primarily attributable to an increase in repurchases of our common stock, partially offset by a decrease in proceeds from stock option exercises and a decrease in payment of debt issuance cost.
We believe that based on current levels of operations and anticipated growth, our cash flow from operations, together with other available sources of funds, which include three uncommitted lines of credit available and the revolving credit facility established through our senior secured credit agreement (the "Credit Agreement"), will be adequate to satisfy our working capital needs, the payment of all of our obligations, and the funding of anticipated capital expenditures for the foreseeable future. In addition, we have certain capital adequacy requirements related to our registered broker-dealer subsidiary and bank trust subsidiary and have met all such requirements and expect to continue to do so for the foreseeable future. We regularly evaluate our existing indebtedness, including refinancing thereof, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms, and general market conditions.
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
During the six months ended June 30, 2018, we repurchased a total of 2,758,993 shares of our common stock at a weighted-average price of $64.37 per share for a total cost of $177.6 million. As of June 30, 2018, the

Company was authorized to purchase up to an additional $322.4 million of shares pursuant to the share repurchase programs approved by the Board of Directors.
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Board of Directors as well as certain limits under our Credit Agreement and the indenture governing our Notes. See Note 10. Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our dividends.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds that we are required to maintain for regulatory capital and reserves based on the requirements of our regulators and clearing organizations, which also consider client balances and trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When an advisor’s client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan, or sell securities, up to 140% of the client’s margin loan balance, that collateralize those margin accounts. As of June 30, 2018, we had approximately $288.4 million of client margin loans, collateralized with securities having a fair value of approximately $403.8 million that we can re-pledge, loan, or sell. Of these securities, approximately $56.4 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of June 30, 2018, there were no restrictions that materially limited our ability to re-pledge, loan, or sell the remaining $347.4 million of client collateral.
Our other working capital needs are primarily related to advisor loans and timing associated with receivables and payables, which we have satisfied in the past from internally generated cash flows.
Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. These timing differences are funded either with internally generated cash flow or, if needed, with funds drawn on our uncommitted lines of credit at LPL Financial, or under our revolving credit facility.
Our registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At June 30, 2018, LPL Financial had net capital of $130.4 million with a minimum net capital requirement of $7.5 million.
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
Credit Agreement EBITDA, a non-GAAP financial measure, is defined in, and calculated by management in accordance with, the Credit Agreement as “Consolidated EBITDA”, which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense, tax expense, depreciation and amortization, and further adjusted to exclude certain non-cash charges and other adjustments (including unusual or non-recurring charges and gains), and to include future expected cost savings, operating expense reductions or other synergies from certain transactions, including the NPH Acquisition. We present Credit Agreement EBITDA because we believe that it can be a useful financial metric in understanding our debt capacity and covenant compliance. However, Credit Agreement EBITDA is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of profitability or liquidity. In addition, our Credit Agreement-defined EBITDA can differ significantly from adjusted EBITDA calculated by other companies, depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, capital investments, and types of adjustments made by such companies.
Set forth below is a reconciliation from our net income to Credit Agreement EBITDA for the trailing twelve months ended June 30, 2018 (in thousands):

Net income	$334,536
Non-operating interest expense	116,975
Provision for income taxes	124,829
Loss on extinguishment of debt	1,268
Depreciation and amortization	85,055
Amortization of intangible assets	48,253
EBITDA	710,916
Credit Agreement Adjustments:
Employee share-based compensation expense(1)	20,882
Advisor share-based compensation expense(2)	10,046
NPH run-rate EBITDA accretion(3)	92,000
Realized NPH EBITDA Offset(4)	(27,500)
NPH onboarding costs	71,639
Other(5)	15,644
Credit Agreement EBITDA(6)	$893,627
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
As of June 30, 2018, we were in compliance with both of our financial covenants. The maximum permitted ratios under our financial covenants and actual ratios were as follows:

Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	5.00	2.34
Interest Coverage (Minimum)	3.00	8.11
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
Contractual Obligations
During the six months ended June 30, 2018, there have been no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2017 Annual Report on Form 10-K. See Note 8. Debt and Note 9. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K, for further detail on operating lease obligations and obligations under noncancelable service contracts.
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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
REVENUES	2018	2017	2018	2017
Commission	$488,085	$420,706	$962,896	$841,870
Advisory	438,917	346,515	861,304	676,374
Asset-based	238,603	173,450	457,939	330,673
Transaction and fee	116,455	109,361	233,104	217,523
Interest income, net of interest expense	10,133	5,976	17,914	11,769
Other	6,611	9,496	7,204	22,722
Total net revenues	1,298,804	1,065,504	2,540,361	2,100,931
EXPENSES
Commission and advisory	800,619	663,046	1,562,316	1,308,109
Compensation and benefits	122,360	110,299	245,877	223,511
Promotional	43,407	32,006	110,834	68,660
Depreciation and amortization	22,220	21,190	42,921	41,937
Amortization of intangible assets	15,682	9,453	28,904	18,944
Occupancy and equipment	26,904	22,987	54,540	48,186
Professional services	15,922	18,757	38,094	34,294
Brokerage, clearing, and exchange	15,433	13,890	31,310	28,076
Communications and data processing	11,038	10,645	22,212	21,659
Other	30,370	24,201	58,956	46,764
Total operating expenses	1,103,955	926,474	2,195,964	1,840,140
Non-operating interest expense	31,940	26,261	61,562	51,612
Loss on extinguishment of debt	—	—	—	21,139
INCOME BEFORE PROVISION FOR INCOME TAXES	162,909	112,769	282,835	188,040
PROVISION FOR INCOME TAXES	44,143	44,335	70,539	71,417
NET INCOME	$118,766	$68,434	$212,296	$116,623
EARNINGS PER SHARE (Note 12)
Earnings per share, basic	$1.33	$0.76	$2.37	$1.29
Earnings per share, diluted	$1.30	$0.74	$2.30	$1.27
Weighted-average shares outstanding, basic	89,128	90,251	89,560	90,060
Weighted-average shares outstanding, diluted	91,684	92,013	92,236	91,996
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET INCOME	$118,766	$68,434	$212,296	$116,623
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax expense of $0, $25, $0 and $187 for the three and six months ended June 30, 2018 and 2017, respectively	—	40	—	293
Reclassification adjustment for realized gain on cash flow hedges included in the condensed consolidated statements of income, net of tax expense of $0, $390, $0 and $406 for the three and six months ended June 30, 2018 and 2017, respectively	—	(588)	—	(608)
Total other comprehensive income, net of tax	—	(548)	—	(315)
TOTAL COMPREHENSIVE INCOME	$118,766	$67,886	$212,296	$116,308
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except share data)

ASSETS	June 30, 2018	December 31, 2017
Cash and cash equivalents	$817,560	$811,136
Cash segregated under federal and other regulations	568,903	763,831
Restricted cash	61,086	50,688
Receivables from:
Clients, net of allowance of $579 at June 30, 2018 and $466 at December 31, 2017	361,619	344,230
Product sponsors, broker-dealers, and clearing organizations	188,097	196,207
Advisor loans, net of allowance of $3,629 at June 30, 2018 and $3,264 at December 31, 2017	229,652	219,157
Others, net of allowance of $8,168 at June 30, 2018 and $6,115 at December 31, 2017	241,827	228,986
Securities owned:
Trading — at fair value	24,055	17,879
Held-to-maturity — at amortized cost	13,006	11,833
Securities borrowed	4,991	12,489
Fixed assets, net of accumulated depreciation and amortization of $467,140 at June 30, 2018 and $427,344 at December 31, 2017	431,777	412,684
Goodwill	1,476,775	1,427,769
Intangible assets, net of accumulated amortization of $447,971 at June 30, 2018 and $419,066 at December 31, 2017	497,909	414,093
National Planning Holdings acquisition	—	162,500
Other assets	306,120	285,269
Total assets	$5,223,377	$5,358,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$154,182	$185,929
Payables to clients	758,136	962,891
Payables to broker-dealers and clearing organizations	63,076	54,262
Accrued commission and advisory expenses payable	158,539	147,095
Accounts payable and accrued liabilities	472,341	461,149
Income taxes payable	19,463	469
Unearned revenue	91,003	72,222
Securities sold, but not yet purchased — at fair value	79	1,182
Long-term borrowing, net of unamortized debt issuance cost of $21,166 at June 30, 2018 and $22,812 at December 31, 2017	2,378,417	2,385,022
Leasehold financing and capital lease obligations	105,570	107,518
Deferred income taxes, net	15,875	16,004
Total liabilities	4,216,681	4,393,743
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 124,460,729 shares issued at June 30, 2018 and 123,030,383 shares issued at December 31, 2017	124	123
Additional paid-in capital	1,610,567	1,556,117
Treasury stock, at cost — 36,052,704 shares at June 30, 2018 and 33,262,115 shares at December 31, 2017	(1,490,020)	(1,309,568)
Retained earnings	886,025	718,336
Total stockholders’ equity	1,006,696	965,008
Total liabilities and stockholders’ equity	$5,223,377	$5,358,751
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2016	119,918	$120	$1,445,256	30,621	$(1,194,645)	$315	$569,949	$820,995
Net income and other comprehensive income (loss), net of tax expense						(315)	116,623	116,308
Issuance of common stock to settle restricted stock units, net	323			70	(2,741)			(2,741)
Treasury stock purchases				1,477	(58,710)			(58,710)
Cash dividends on common stock							(45,248)	(45,248)
Stock option exercises and other	1,811	2	47,551	(37)	1,337		(222)	48,668
Share-based compensation			13,825					13,825
BALANCE — June 30, 2017	122,052	$122	$1,506,632	32,131	$(1,254,759)	$—	$641,102	$893,097
BALANCE — December 31, 2017	123,030	$123	$1,556,117	33,262	$(1,309,568)	$—	$718,336	$965,008
Net income and other comprehensive income, net of tax expense						—	212,296	212,296
Issuance of common stock to settle restricted stock units, net	309	—	—	58	(3,795)			(3,795)
Treasury stock purchases				2,759	(177,608)			(177,608)
Cash dividends on common stock							(44,906)	(44,906)
Stock option exercises and other	1,122	1	38,219	(26)	951		299	39,470
Share-based compensation			16,231					16,231
BALANCE — June 30, 2018	124,461	$124	$1,610,567	36,053	$(1,490,020)	$—	$886,025	$1,006,696
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$212,296	$116,623
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	42,921	41,937
Amortization of intangible assets	28,904	18,944
Amortization of debt issuance costs	2,061	2,414
Share-based compensation	16,231	13,825
Provision for bad debts	3,267	2,333
Deferred income tax provision	(129)	(43)
Loss on extinguishment of debt	—	21,139
Loan forgiveness	32,736	26,563
Other	(1,252)	(4,765)
Changes in operating assets and liabilities:
Receivables from clients	(17,502)	46,964
Receivables from product sponsors, broker-dealers, and clearing organizations	8,110	8,435
Advisor loans	(42,821)	(28,451)
Receivables from others	(14,894)	(20,201)
Securities owned	(7,638)	(2,463)
Securities borrowed	7,498	(12,060)
Other assets	(28,191)	(12,949)
Drafts payable	(31,747)	(48,738)
Payables to clients	(204,755)	(86,545)
Payables to broker-dealers and clearing organizations	8,814	(10,363)
Accrued commission and advisory expenses payable	11,444	327
Accounts payable and accrued liabilities	(1,896)	812
Income taxes receivable/payable	18,994	13,329
Unearned revenue	18,781	17,848
Securities sold, but not yet purchased	(1,104)	(84)
Net cash provided by operating activities	$60,128	$104,831
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48,782)	(58,898)
Proceeds from disposal of fixed assets	—	12
Purchase of securities classified as held-to-maturity	(3,667)	(4,721)
Proceeds from maturity of securities classified as held-to-maturity	2,500	1,750
Net cash used in investing activities	$(49,949)	$(61,857)
Continued on following page

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	(7,500)	(2,201,610)
Proceeds from senior secured term loans and senior notes	—	2,197,360
Payment of debt issuance costs	—	(16,548)
Tax payments related to settlement of restricted stock units	(3,795)	(2,741)
Repurchase of common stock	(169,606)	(58,710)
Dividends on common stock	(44,906)	(45,248)
Proceeds from stock option exercises and other	39,470	48,668
Payment of leasehold financing obligation	(1,948)	(885)
Net cash used in financing activities	$(188,285)	$(79,714)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(178,106)	(36,740)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	1,625,655	1,558,608
CASH, CASH EQUIVALENTS AND RESTRICTED CASH— End of period	$1,447,549	$1,521,868
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$60,607	$42,630
Income taxes paid	$51,469	$58,106
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$27,990	$11,424
Debt issuance cost included in accounts payable and accrued liabilities	$—	$790
Discount on proceeds from senior secured credit facilities recorded as debt issuance cost	$—	$2,640
Pending settlement of treasury stock purchases	$8,002	$—

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

The following table provides a reconciliation of cash, cash equivalent, and restricted cash reported within the statement of financial condition that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30,
	2018	2017
Cash and cash equivalents	$817,560	$945,133
Cash segregated under federal and other regulations	568,903	534,002
Restricted cash	61,086	42,733
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,447,549	$1,521,868

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
For the Company’s significant accounting policies affecting revenue from contracts with customers, see Note 3. Revenue, in the Company's unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. A summary of other significant accounting policies are included in Note 2. Summary of Significant Accounting Policies, in the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2017. There have been no other significant changes to these accounting policies during the first six months of 2018.
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
Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness, which the Company carries at amortized cost. The Company measures the implied fair value of its

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 5. Fair Value Measurements, for additional detail regarding the Company’s fair value measurements. As of June 30, 2018, the carrying amount and fair value of the Company’s indebtedness was approximately $2,388.8 million and $2,365.4 million, respectively. As of December 31, 2017, the carrying amount and fair value was approximately $2,396.3 million and $2,422.0 million, respectively.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The Company expects to adopt the provisions of this guidance on January 1, 2019. The right of use asset and corresponding lease liability for these leases will be recognized on the Company's balance sheet upon adoption. The Company is evaluating the impact that ASU 2016-02 will have on its related disclosures.
In June 2018, FASB issued ASU 2018-07, Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payments granted to non-employees. Consistent with the requirement for employee share-based payment awards, non-employee share-based payment awards within the scope of Topic 718 will be measured at grant-date fair value of the equity instruments. The update is effective for annual periods beginning after December 15, 2018 and interim periods within that fiscal year. Early adoption is permitted. The Company is evaluating the impact of ASU 2018-07 on advisor and financial institution equity awards in the consolidated financial statements and related disclosures.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Revenues
Adoption of ASC Topic 606, Revenue from Contracts with Customers
On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting under Topic 605.
There was no impact to retained earnings as of January 1, 2018, or to revenue for the three and six months ended June 30, 2018, after adopting Topic 606, as revenue recognition and timing of revenue did not change as a result of implementing Topic 606.
Revenue Recognition
Revenues are recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues are analyzed to determine whether the Company is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenues on a net basis) in the contract. Principal or agent designations depend primarily on the control an entity has over the product or service before control is transferred to a customer. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price.
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
The following table presents our total commission revenue disaggregated by investment product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Variable annuities	$196,496	$167,454	$396,539	$334,250
Mutual funds	161,340	134,510	315,086	265,984
Alternative investments	6,704	6,719	12,271	13,889
Fixed annuities	46,116	39,560	80,171	76,472
Equities	19,388	18,799	42,989	40,773
Fixed income	30,898	26,256	61,222	53,751
Insurance	17,344	16,294	35,838	34,016
Group annuities	9,619	11,000	18,512	22,480
Other	180	114	268	255
Total commission revenue	$488,085	$420,706	$962,896	$841,870

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
The following table presents our sales-based and trailing commission revenues disaggregated by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales-based
Variable annuities	$57,095	$53,032	$110,997	$103,956
Mutual funds	37,533	34,909	74,591	71,371
Alternative investments	1,805	3,645	3,635	8,798
Fixed annuities	39,333	34,931	67,669	67,024
Equities	19,388	18,799	42,989	40,773
Fixed income	24,474	20,501	48,829	42,403
Insurance	15,578	14,861	32,443	31,007
Group annuities	1,144	1,051	2,342	2,831
Other	180	114	268	255
Total sales-based revenue	$196,530	$181,843	$383,763	$368,418
Trailing
Variable annuities	$139,401	$114,422	$285,542	$230,294
Mutual funds	123,807	99,601	240,495	194,613
Alternative investments	4,899	3,074	8,636	5,091
Fixed annuities	6,783	4,629	12,502	9,448
Fixed income	6,424	5,755	12,393	11,348
Insurance	1,766	1,433	3,395	3,009
Group annuities	8,475	9,949	16,170	19,649
Total trailing revenue	$291,555	$238,863	$579,133	$473,452
Total commission revenue	$488,085	$420,706	$962,896	$841,870

Advisory Revenue
Advisory revenue represents fees charged to advisors' clients' accounts on the Company's corporate advisory platform. The Company provides ongoing investment advice and acts as a custodian, providing brokerage and execution services on transactions, and performs administrative services for these accounts. This series of performance obligations transfers control of the services to the client over time as the services are performed. This revenue is recognized ratably over time to match the continued delivery of the performance obligations to the client over the life of the contract. The advisory revenue generated from the Company's corporate advisory platform is based on a percentage of the market value of the eligible assets in the clients' advisory accounts. As such, the consideration for this revenue is variable and an estimate of the variable consideration is constrained due to dependence on unpredictable market impacts on client portfolio values. The constraint is removed once the portfolio value can be determined.
The Company provides advisory services to clients on its corporate advisory platform through the advisor. The Company is the principal in these arrangements and recognizes advisory revenue on a gross basis, as the Company is responsible for satisfying the performance obligations, carries the inventory risk and has control over determining the fees. Advisors assist the Company in performing its obligations.
Asset-Based Revenue
Asset-based revenue is comprised of fees from the Company's cash sweep program, which consists of fees from its money market cash sweep vehicle and other cash sweep vehicles, sponsorship programs, and recordkeeping.

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
Depending on the contract, the Company is either principal or agent for recordkeeping revenue. In instances in which the Company is providing these services to financial product manufacturers on behalf of third parties and does not have ultimate control of the service before transfer to the customer, the Company is considered to be an agent and reports these revenues on a net basis. In other cases, where the Company uses a sub-contractor to provide these services and is responsible for unperformed services, the Company is considered principal and reports these revenues on a gross basis.
The following table sets forth asset-based revenue at a disaggregated level (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Asset-based revenue
Money market cash sweep fees	$5,059	$6,258	$9,814	$11,445
Other cash sweep vehicles fees(1)	116,327	65,590	215,656	120,053
Total cash sweep revenue	121,386	71,848	225,470	131,498
Sponsorship programs	55,282	49,032	110,010	95,165
Recordkeeping	61,935	52,570	122,459	104,010
Total asset-based revenue	$238,603	$173,450	$457,939	$330,673

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
The following table sets forth transaction and fee revenue disaggregated by recognition pattern (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Transaction and Fee Revenue
Point-in-time(1)	$80,297	$70,457	$162,489	$146,937
Over time(2)	36,158	38,904	70,615	70,586
Total transaction and fee revenue	116,455	109,361	233,104	217,523

(1)	Transaction and fee revenue recognized point-in-time includes revenue such as transaction fees, IRA termination fees, and IRA custodian fees.

(2)	Transaction and fee revenue recognized over time includes revenue such as error and omission insurance fees, licensing fees, and conference service fees.
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
Other Revenue
Other revenue primarily includes mark-to-market gains and losses on assets held by the Company for its advisor non-qualified deferred compensation plan and model research portfolios, marketing allowances received from certain financial product manufacturers, primarily those who offer alternative investments, such as non-traded real estate investment trusts and business development companies, and other miscellaneous revenues. These revenues are not in scope for Topic 606 as they are not generated from contracts with customers.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unearned Revenue
We record unearned revenue when cash payments are received or due in advance of our performance obligations, including amounts which are refundable. The increase in the unearned revenue balance for the six months ended June 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $71.0 million of revenues recognized that were included in the unearned revenue balance as of December 31, 2017.
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
4.    Acquisitions
National Planning Holdings, Inc.
On August 15, 2017, the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) with National Planning Holdings, Inc. (“NPH”), and its four broker-dealer subsidiaries (collectively with NPH, “NPH Sellers”) to acquire certain assets and rights of the NPH Sellers, including business relationships with financial advisors who became affiliated with the Company. In accordance with ASC 805, Business Combinations, control transferred when the Company onboarded NPH advisors and client assets onto its platform, which occurred in two waves. The first wave was completed in the fourth quarter of 2017 and the second wave was completed in the first quarter of 2018 (the "Conversion Period").
The Company paid $325.0 million to the NPH Sellers at closing, which occurred on August 15, 2017 and was included in the National Planning Holdings acquisition line on the unaudited condensed consolidated statements of financial condition. The Company recorded intangible assets of $98.4 million in advisor relationships and $61.9 million in goodwill in the fourth quarter of 2017, following the completion of wave one, and intangible assets of $112.7 million in advisor relationships and $49.0 million in goodwill in the first quarter of 2018, following the completion of wave two. No contingent payment was due to the NPH Sellers following the conclusion of the Conversion Period.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

There have been no transfers of assets or liabilities between these fair value measurement classifications during the six months ended June 30, 2018.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At June 30, 2018, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At June 30, 2018, the Company did not adjust prices received from the independent third-party pricing services.
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
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$159,790	$—	$—	$159,790
Securities owned — trading:
Money market funds	165	—	—	165
Mutual funds	17,159	—	—	17,159
Equity securities	1,123	—	—	1,123
Debt securities	—	31	—	31
U.S. treasury obligations	5,577	—	—	5,577
Total securities owned — trading	24,024	31	—	24,055
Other assets	194,685	9,098	—	203,783
Total assets at fair value	$378,499	$9,129	$—	$387,628
Liabilities
Securities sold, but not yet purchased:
Equity securities	$25	$—	$—	$25
Debt securities	—	54	—	54
Total securities sold, but not yet purchased	25	54	—	79
Total liabilities at fair value	$25	$54	$—	$79

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
The amortized cost, gross unrealized loss, and fair value of securities held-to-maturity were as follows (in thousands):

	June 30, 2018	December 31, 2017
Amortized cost	$13,006	$11,833
Gross unrealized loss	(107)	(86)
Fair value	$12,899	$11,747

At June 30, 2018, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$4,999	$8,007	$—	$13,006
U.S. government notes — at fair value	$4,970	$7,929	$—	$12,899

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.    Goodwill and Other Intangible Assets
A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2016	$1,365,838
Goodwill acquired	61,931
Balance at December 31, 2017	$1,427,769
Goodwill acquired	49,006
Balance at June 30, 2018	$1,476,775

The components of intangible assets were as follows at June 30, 2018 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	7.5	$651,642	$(291,490)	$360,152
Product sponsor relationships	7.6	234,086	(143,570)	90,516
Client relationships	6.4	19,133	(12,171)	6,962
Trade names	3.8	1,200	(740)	460
Total definite-lived intangible assets		$906,061	$(447,971)	$458,090
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$497,909
The components of intangible assets were as follows at December 31, 2017 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	8.0	$538,921	$(269,294)	$269,627
Product sponsor relationships	8.1	234,086	(137,615)	96,471
Client relationships	6.8	19,133	(11,477)	7,656
Trade names	4.3	1,200	(680)	520
Total definite-lived intangible assets		$793,340	$(419,066)	$374,274
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$414,093

Total amortization of intangible assets was $15.7 million and $9.5 million for the for the three months ended June 30, 2018 and 2017, respectively, and $28.9 million and $18.9 million for the six months ended June 30, 2018 and 2017, respectively. Future amortization expense is estimated as follows (in thousands):

2018 - remainder	$31,348
2019	62,688
2020	62,297
2021	62,140
2022	61,340
Thereafter	178,277
Total	$458,090

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s outstanding long-term borrowings as of the dates below were as follows (dollars in thousands):

	June 30, 2018			December 31, 2017
Long-Term Borrowings	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Revolving Credit Facility	$—	LIBOR+125bps	—%	$—	LIBOR+125bps	—%	9/21/2022
Senior Secured Term Loan B(1)	1,488,750	LIBOR+225 bps	4.49%	1,496,250	LIBOR+225 bps	3.81%	9/21/2024
Senior Unsecured Notes(1)(2)	900,000	Fixed Rate	5.75%	900,000	Fixed Rate	5.75%	9/15/2025
Total long-term borrowings	2,388,750			2,396,250
Plus: Unamortized Premium	10,833			11,584
Less: Unamortized Debt Issuance Cost	(21,166)			(22,812)
Net Carrying Value	$2,378,417			$2,385,022
_____________________

(1)	No leverage or interest coverage maintenance covenants.

(2)
The Senior Unsecured Notes were issued in two separate transactions; $500.0 million in Original Notes were issued in March 2017 at par; the remaining $400.0 million were issued in September 2017 and priced at 103.0% of the aggregate principal amount.

The Company is required to make quarterly amortization payments on the Term Loan B facility (commencing with the fiscal quarter ending December 31, 2017), each equal to 0.25% of the original principal amount of the loans under the Term Loan B facility. Voluntary prepayments of the Term Loan B facility may be made at any time without premium or penalty.
As of June 30, 2018, LPLH also had $11.1 million of irrevocable letters of credit, with an applicable interest rate margin of 1.25%, which were supported by the Company’s revolving credit facility.
The Credit Agreement subjects the Company to certain non-financial covenants for the benefit of the revolving credit facility and Term Loan B facility. As of June 30, 2018, the Company was in compliance with such covenants.
Bank Loans Payable
The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200 million limit, and allows for both collateralized and uncollateralized borrowings. The Company drew $40 million on one of the lines of credit at an interest rate of 3.18% during the three months ended June 30, 2018 and a total of $160 million at an interest rate of 2.99% during the six months ended June 30, 2018. The lines were not otherwise utilized during the three and six months ended June 30, 2018 or 2017. There were no balances outstanding at June 30, 2018 or December 31, 2017.
9.    Commitments and Contingencies
Leases
The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $4.8 million and $5.1 million for the three months ended June 30, 2018 and 2017, respectively, and $9.5 million and $10.4 million for the six months ended June 30, 2018 and 2017, respectively.
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no such significant unfunded commitments at June 30, 2018.
Legal & Regulatory Matters
The Company is subject to extensive regulation and supervision by United States federal and state agencies and various self-regulatory organizations. The Company and its advisors periodically engage with such agencies and organizations, in the context of examinations or otherwise, to respond to inquiries, informational requests, and investigations. From time to time, such engagements result in regulatory complaints or other matters, the resolution of which has in the past and may in the future include fines, customer restitution and other remediation. Assessing the probability of a loss occurring and the amount of any loss related to a legal proceeding or regulatory matter is inherently difficult. While the Company exercises significant and complex judgments to make certain estimates presented in its consolidated financial statements, there are particular uncertainties and complexities involved when assessing the potential outcomes of legal proceedings and regulatory matters. The Company’s assessment process considers a variety of factors and assumptions, which may include: the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts; potential opportunities for settlement and the status of any settlement discussions; as well as the potential for insurance coverage and indemnification, if available. The Company monitors these factors and assumptions for new developments and re-assesses the likelihood that a loss will occur and the estimated range or amount of loss, if those amounts can be reasonably determined. The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated. Many of these losses are covered by third-party insurance or self-insurance through its captive insurance subsidiary, as discussed below.
On May 1, 2018, the Company agreed to a settlement structure with the North American Securities Administrators Association related to the Company's historical compliance with certain state “blue sky” laws. As of June 30, 2018, the Company expects to enter into separate administrative orders with 53 jurisdictions, which would result in aggregate fines of approximately $26.4 million. As part of the settlement structure, the Company agreed to engage independent third party consultants to conduct a historical review of certain equity and fixed income securities transactions, as well as an operational review of our systems for complying with blue sky securities registration requirements. We also agreed to offer remediation to customers who purchased certain equity and fixed-income securities since October 2006. As of the date of this quarterly report, the Company expects to incur costs related to this matter over the next few years, and it expects the majority of these costs to be covered by its captive insurance subsidiary, which had adequate loss reserves as of June 30, 2018.
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
Self-Insurance
The Company has self-insurance for certain potential liabilities, including various errors and omissions liabilities, through a wholly-owned captive insurance subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated loss accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends used to estimate these loss reserves. As of June 30, 2018, self-insurance liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2018.
Other Commitments
As of June 30, 2018, the Company had approximately $288.4 million of client margin loans that were collateralized with securities having a fair value of approximately $403.8 million that the Company can re-pledge, loan, or sell. Of these securities, approximately $56.4 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of June 30, 2018, there were no restrictions that materially limited the Company’s ability to re-pledge, loan, or sell the remaining $347.4 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $4.6 million and $6.5 million pledged to clearing organizations at June 30, 2018 and December 31, 2017, respectively.
10.    Stockholders’ Equity
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s board of directors (“Board of Directors”) as well as certain limits under the Credit Agreement and the Indenture. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2018		2017
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$22.6	$0.25	$22.6
Second quarter	$0.25	$22.3	$0.25	$22.6
Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the unaudited condensed consolidated statements of financial condition. As of June 30, 2018, the Company was authorized to purchase up to an additional $322.4 million of shares pursuant to share repurchase programs approved by the Board of Directors.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company had the following activity under its approved share repurchase program (in millions, except share and per share data):

	2018
	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)
First quarter	967,500	$62.84	$60.8
Second quarter	1,791,493	$65.20	116.8
	2,758,993	$64.37	$177.6
_________________________
(1) Included in the total cost of shares purchased is a commission fee of $0.02 per share.
11.    Share-Based Compensation
In November 2010, the Company adopted the 2010 Omnibus Equity Incentive Plan (as amended and restated in May 2015, the “2010 Plan”), which provides for the granting of stock options, warrants, restricted stock awards, restricted stock units, deferred stock units, performance stock units, and other equity-based compensation. Since its adoption, awards have only been made out of the 2010 Plan.
As of June 30, 2018, there were 20,055,945 shares authorized for grant under the 2010 Plan. There were 6,912,096 shares reserved for issuance upon exercise or conversion of outstanding awards granted, and 6,420,482 shares remaining available for future issuance, under the 2010 Plan as of June 30, 2018.
Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee and officer stock options granted during the six months ended June 30, 2018:

Expected life (in years)	5.43
Expected stock price volatility	34.80%
Expected dividend yield	1.71%
Risk-free interest rate	2.66%
Fair value of options	$19.86

The following table summarizes the Company’s stock option and warrant activity for the six months ended June 30, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2017	4,866,499	$31.73
Granted	478,824	$65.55
Exercised	(1,114,582)	$34.27
Forfeited and Expired	(128,176)	$34.11
Outstanding — June 30, 2018	4,102,565	$34.92	6.04	$125,652
Exercisable — June 30, 2018	2,750,478	$31.02	4.73	$94,934
Exercisable and expected to vest — June 30, 2018	4,007,981	$34.44	5.96	$124,655

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information about outstanding stock options and warrants as of June 30, 2018:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$18.01 - $25.00	1,366,476	$20.55	5.50	971,862	$20.76
$25.01 - $30.00	408,973	$28.94	4.00	404,823	$28.93
$30.01 - $35.00	730,120	$33.14	3.31	730,120	$33.14
$35.01 - $45.00	711,115	$39.59	8.48	229,557	$39.57
$45.01 - $55.00	419,912	$48.67	6.34	414,116	$48.68
$55.01 - $71.00	465,969	$65.55	9.66	—	$—
	4,102,565	$34.92	6.04	2,750,478	$31.02

The Company recognized share-based compensation related to the vesting of stock options awarded to employees and officers of $2.0 million and $1.6 million during the three months ended June 30, 2018 and 2017, respectively, and $4.1 million and $3.8 million during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $11.6 million, which is expected to be recognized over a weighted-average period of 2.16 years.
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units, and performance stock units, for the six months ended June 30, 2018:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested — December 31, 2017	12,796	$39.73	957,123	$32.81
Granted	7,057	$70.26	301,940	$70.38
Vested	(12,796)	$39.73	(326,587)	$34.11
Forfeited	—	$—	(41,152)	$35.48
Nonvested — June 30, 2018	7,057	$70.26	891,324	$44.94
Expected to vest — June 30, 2018	7,057	$70.26	820,980	$43.69

The Company grants restricted stock awards and deferred stock units to its directors, restricted stock units to its employees and officers, and performance stock units to its officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in our shares outstanding upon grant and have the same dividend and voting rights as our common stock. The Company recognized $3.8 million and $3.2 million of share-based compensation related to the vesting of restricted stock awards and stock units during the three months ended June 30, 2018 and 2017, respectively, and $7.1 million and $6.1 million during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, total unrecognized compensation cost for restricted stock awards and stock units was $21.7 million, which is expected to be recognized over a weighted-average remaining period of 2.16 years.
The Company also grants restricted stock units to its advisors and to financial institutions. The Company recognized share-based compensation of $2.5 million and $1.5 million related to the vesting of these awards during the three months ended June 30, 2018 and 2017, respectively, and $4.5 million and $2.9 million during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $7.0 million, which is expected to be recognized over a weighted-average remaining period of 1.96 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$118,766	$68,434	$212,296	$116,623

Basic weighted-average number of shares outstanding	89,128	90,251	89,560	90,060
Dilutive common share equivalents	2,556	1,762	2,676	1,936
Diluted weighted-average number of shares outstanding	91,684	92,013	92,236	91,996

Basic earnings per share	$1.33	$0.76	$2.37	$1.29
Diluted earnings per share	$1.30	$0.74	$2.30	$1.27

The computation of diluted earnings per share excludes stock options, warrants, and stock units that are anti-dilutive. For the three months ended June 30, 2018 and 2017, stock options, warrants, and stock units representing common share equivalents of 472,125 shares and 2,362,410 shares, respectively, were anti-dilutive. For the six months ended June 30, 2018 and 2017, stock options, warrants, and restricted stock units representing common share equivalents of 338,450 shares and 2,022,653 shares, respectively, were anti-dilutive.
13.    Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (H.R. 1), the tax reform bill (the "Tax Act"), was signed into law. The Tax Act provided a permanent reduction in our federal corporate income tax rate from 35% to 21% effective January 1, 2018.
The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, settlement contingencies, tax credits and other permanent differences in tax deductibility of certain expenses. These items resulted in effective tax rates of 27.1% and 39.3% for the three months ended June 30, 2018 and 2017, respectively, and 24.9% and 38.0% for six months ended June 30, 2018 and 2017, respectively.
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
The Company recognized revenue for services provided to these related parties of $0.9 million and $0.7 million during the three months ended June 30, 2018 and 2017, respectively, and $1.6 million and $1.5 million during the six months ended June 30, 2018 and 2017, respectively. The Company incurred expenses for the services provided by these related parties of $0.3 million and $0.1 million during the three months ended June 30, 2018 and 2017, respectively, and $1.2 million and $0.1 million during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and 2017, receivables and payables to related parties were not material.
15.    Net Capital and Regulatory Requirements
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

provide that the broker-dealer's capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $130.4 million with a minimum net capital requirement of $7.5 million as of June 30, 2018.
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to PTC’s operations.
As of June 30, 2018 and December 31, 2017, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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
17.    Subsequent Events
On July 24, 2018, the Board of Directors declared a cash dividend of $0.25 per share on the Company's outstanding common stock to be paid on August 23, 2018 to all stockholders of record on August 9, 2018.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We maintain trading securities owned and securities sold, but not yet purchased in order to facilitate client transactions, to meet a portion of our clearing deposit requirements at various clearing organizations, and to track the performance of our research models. These securities could include mutual funds, debt securities, and equity securities. Changes in the value of our trading securities may result from fluctuations in interest rates, credit ratings of the issuer, equity prices, and the correlation among these factors.
In facilitating client transactions, our securities owned and securities sold, but not yet purchased generally involve mutual funds, including dividend reinvestments. Our positions held are based upon the settlement of client transactions, which are monitored by our Service, Trading, and Operations (“STO”) Department.
Positions held to meet clearing deposit requirements consist of United States government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlements group within our STO Department.
Our Research Department develops model portfolios that are used by advisors in developing client portfolios. We maintain securities owned in internal accounts based on these model portfolios to track the performance of our Research Department. At the time a portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum, which varies by product.
In addition, we are subject to market risk resulting from system incidences and human error, which can require customer trade corrections. We also have market risk on the fees we earn that are based on the market value of brokerage and advisory assets along with assets on which trailing commissions are paid, and assets eligible for sponsor payments.
At June 30, 2018, the fair value of our trading securities owned was $24.1 million. Securities sold, but not yet purchased were immaterial at June 30, 2018. The fair value of securities included within other assets was $203.8 million at June 30, 2018. See Note 5. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased, and other assets. See Note 6. Held-to-Maturity Securities, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.

Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of June 30, 2018, $1.49 billion of our outstanding debt under our Credit Agreement was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned are subject to the same, but off-setting interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve month period (in thousands):

	Outstanding Principal Amount at June 30, 2018	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facilities		Points	Points	Points	Points
Term Loan B	$1,488,750	$1,479	$3,699	$7,397	$14,794
Revolving Credit Facility	—	—	—	—	—
Variable Rate Debt Outstanding	$1,488,750	$1,479	$3,699	$7,397	$14,794
See Note 8. Debt, within the notes to the unaudited condensed consolidated financial statements for additional information.
Our interest rate risk is mitigated in part by having the interest rate for a portion of the Term Loan B debt, $744.4 million, fixed for three months and the remaining portion, $744.4 million, fixed for six months. At the end of each of these periods the rates will be locked in at the then current rate for one, two, three, six, or twelve months as allowed under the Credit Agreement. The effect of these interest rate locks are not included in the table above.
As of June 30, 2018 we offered our advisors and their clients three primary cash sweep vehicles that are interest rate sensitive: our insured cash account (“ICA”) for individuals, trusts and sole proprietorships, and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts, and other organizations; an insured deposit cash account (“DCA”) for advisory individual retirement accounts; and a money market sweep vehicle involving multiple money market fund providers. While clients earn interest for balances on deposit in ICA and DCA, we earn a fee. Our fees from ICAs are based on prevailing interest rates in the current interest rate environment. The fees that we receive from the DCA vehicle are calculated as a per account fee; such fees increase as the federal funds target rate increases, subject to a cap. The fees we receive on cash balances in our advisors’ client accounts in money market funds, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the bank deposit sweep vehicles are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicle relative to other products into which clients may move cash balances.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in clients’ accounts is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the six months ended June 30, 2018 and 2017. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Regulatory and Legal Risk
The regulatory environment in which we operate is discussed in detail within Part I, “Item 1, Business Section” in our 2017 Annual Report on Form 10-K. In recent years, and during the periods presented in this Quarterly Report on Form 10-Q, we have observed the SEC, FINRA and state regulators broaden the scope, frequency, and depth of their examinations to include greater emphasis on the quality, consistency and oversight of our compliance systems and programs. Please consult the Risks Related to Our Regulatory Environment section within Part I, “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K for more information about the risks associated with operating within our regulatory environment, pending regulatory matters and the potential related effects on our operations.
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
The Audit Committee receives reports on the ROC at each of the Audit Committee’s regularly scheduled quarterly meetings. The reports generally cover topics addressed by the ROC at its meetings since the immediately preceding report. If warranted, matters of material risk are escalated to the Audit Committee or Board more frequently.
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
Control Groups
The CLR Department provides compliance oversight and guidance, and conducts various risk and other assessments to address regulatory and Company-specific risks and requirements. The CLR Department reports to the Chief Legal Officer, who reviews the results of the Company’s risk management process with the ROC, the Audit Committee, and the Board as necessary. Another key control group is the STO Risk Management team. This team identifies, defines, and remediates risk-related items within STO and acts as the liaison between STO and CLR. We also consider the Internal Audit Department to be a control group.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (millions)
April 1, 2018 through April 30, 2018	667,700	$58.76	667,700	$400.0
May 1, 2018 through May 31, 2018	247,397	$69.82	247,397	$382.7
June 1, 2018 through June 30, 2018	876,396	$68.81	876,396	$322.4
Total	1,791,493		1,791,493
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

LPL Financial Holdings Inc.
Date:	July 31, 2018	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	July 31, 2018	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer