Form 10-Q
period 2018-09-30
LPL Financial Holdings Inc.
filed 2018-10-30
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of October 22, 2018 was 86,711,957.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company’s future financial and operating results, outlook, growth, plans, business strategies, liquidity, future share repurchases and future dividends, including statements regarding future resolution of regulatory matters, legal proceedings and related costs, future revenues and expenses, and projected savings and anticipated improvements to the Company’s operating model, services, and technologies as a result of its initiatives, programs and/or acquisitions, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company’s historical performance and its plans, estimates, and expectations as of October 30, 2018. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; changes in interest rates and fees payable by banks participating in the Company’s cash sweep program, including the Company’s success in negotiating agreements with current or additional counterparties; the Company’s strategy in managing cash sweep program fees; fluctuations in the levels of brokerage and advisory assets, including net new assets, and the related impact on fee revenue; effects of competition in the financial services industry; the success of the Company in attracting and retaining financial advisors and institutions, and their ability to market effectively financial products and services; changes in the growth and profitability of the Company’s fee-based business; the effect of current, pending, and future legislation, regulation, and regulatory actions, including with respect to retail retirement savings and disciplinary actions imposed by federal and state regulators and self-regulatory organizations; the costs of settling and remediating issues related to past, pending or future regulatory matters or legal proceedings; changes made to the Company’s offerings and services in response to current, pending, and future legislation, regulation, and regulatory actions, and the effect that such changes may have on the Company’s gross profit streams and costs; execution of the Company’s capital management plans, including its compliance with the terms of its credit agreement and the indenture governing its senior notes; the price, the availability of shares, and trading volumes of the Company’s common stock, which will affect the timing and size of future share repurchases by the Company; execution of the Company’s plans and its success in realizing the synergies, expense savings and service improvements and efficiencies expected to result from its initiatives and programs, including its acquisition of the broker-dealer network of National Planning Holdings, Inc. and its expense plans and technology initiatives; the performance of third-party service providers to which business processes are transitioned; the Company’s ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s 2017 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A filed on

ii

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
We are a leader in the retail financial advice market and the nation's largest independent broker-dealer. We serve independent financial advisors and financial institutions, providing them with the technology, research, clearing and compliance services, and practice management programs they need to create and grow their practices. We enable them to provide objective financial guidance to millions of American families seeking wealth management, retirement planning, financial planning and asset management solutions.
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
Executive Summary
Financial Highlights
Net income for the third quarter of 2018 was $106.9 million or $1.19 per share, which compares to $58.1 million, or $0.63 per share, in the third quarter of 2017. Increased advisory fee revenue and cash sweep revenue contributed to the earnings per share growth.
Asset Growth Trends
Total brokerage and advisory assets served were $681.0 billion as of September 30, 2018, up 22% from $560.0 billion as of September 30, 2017. Total net new assets were $4.4 billion for the three months ended September 30, 2018, compared to $2.9 billion for the same period in 2017.
Net new advisory assets were $5.1 billion for the three months ended September 30, 2018, compared to $6.9 billion in the same period in 2017. As of September 30, 2018, our advisory assets had grown to $306.1 billion from the prior year balance of $250.2 billion and represented 45% of total brokerage and advisory assets served.
Net new brokerage assets were an outflow of $0.8 billion for the three months ended September 30, 2018, compared to an outflow of $4.0 billion for the same period in 2017. As of September 30, 2018, our brokerage assets had grown to $374.9 billion from $309.8 billion as of September 30, 2017.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, was $493.2 million for the three months ended September 30, 2018, an increase of 27.5% in comparison to $386.9 million for the quarter ended September 30, 2017. Management presents gross profit, which is calculated as net revenues less commission and advisory expenses and brokerage, clearing, and exchange fees, because we believe that measure may be useful to investors in evaluating the Company’s core operating performance before indirect costs that are general and administrative in nature. See footnote 8 to the Financial Metrics table within the “How We Evaluate Our Business” section for additional information on gross profit. The increase in period-over-period gross profit was primarily due to increases in cash sweep revenue from the impact of the increases in the target range for the federal funds effective rate in 2017 through September 2018, increases in advisory revenues resulting from net new assets, and market gains as represented by higher levels of the S&P 500 index.
Shareholder Capital Returns
We returned $144.4 million of capital to shareholders during the three months ended September 30, 2018, including $21.9 million of dividends and $122.5 million of share repurchases, representing 1,849,027 shares.

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

How We Evaluate Our Business
We focus on several key operating and financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating and financial metrics are as follows:

	Nine Months Ended September 30,
Operating Metrics (dollars in billions) (balances may not foot due to rounding)	2018	2017	% Change
Advisory assets(1)(2)	$306.1	$250.2	22%
Brokerage assets(1)(3)	374.9	309.8	21%
Total Brokerage and Advisory Assets served(in billions)(1)	$681.0	$560.0	22%

Net new advisory assets(4)	$22.6	$18.8	n/m
Net new brokerage assets(5)	23.2	(12.9)	n/m
Total Brokerage and Advisory Net New Assets	$45.8	$5.9	n/m

Insured cash account balances(1)	$21.0	$21.9	(4%)
Deposit cash account balances(1)	3.9	4.1	(5%)
Money market account balances(1)	3.3	2.3	43%
Total Cash Sweep Balances	$28.2	$28.3	—%

Advisors	16,174	14,253	13%

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Metrics (dollars in millions, except per share data)	2018	2017	2018	2017
Total net revenues	$1,331.0	$1,064.1	$3,871.4	$3,165.0
Recurring gross profit rate (trailing twelve months)(6)	85.0%	82.2%	85.0%	82.2%
Pre-tax income	$147.4	$96.6	$430.2	$284.7
Net income	$106.9	$58.1	$319.2	$174.8
Earnings per share, diluted	$1.19	$0.63	$3.49	$1.90

Non-GAAP Financial Measures(7)
Gross profit(8)	$493.2	$386.9	$1,439.9	$1,151.6
Gross profit growth from prior period(8)	27.5%	11.5%	25.0%	9.9%
Gross profit as a % of net revenue(8)	37.1%	36.4%	37.2%	36.4%
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

(3)	Brokerage assets consists of assets serviced by advisors licensed with LPL Financial.

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

(6)
Recurring gross profit rate refers to the percentage of our gross profit, a non-GAAP financial measure, that was recurring for the trailing twelve months ended September 30, 2018 or September 30, 2017, as applicable. We track recurring gross profit, a characterization of gross profit and a statistical measure, which is defined to include our revenues from asset-based fees, advisory fees, trailing commissions, cash sweep programs, and certain other fees that are based upon the number of client accounts and advisors, less the expenses associated with such revenues and certain other recurring expenses not specifically associated with a revenue line. We allocate such other recurring expenses, such as non-GDC sensitive production expenses, on a pro-rata basis against specific revenue lines at our discretion.  Because certain sources of recurring gross profit are associated with asset balances, they will fluctuate depending on the market values and current interest rates. Accordingly, our recurring gross profit can be negatively impacted by adverse external market conditions. However, we believe that recurring gross profit is meaningful despite these fluctuations because it is not dependent upon transaction volumes or other activity-based revenues, which are more difficult to predict, particularly in declining or volatile markets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Profit (in millions)	2018	2017	2018	2017
Total net revenues	$1,331.0	$1,064.1	$3,871.4	$3,165.0
Commission and advisory expense	822.0	663.8	2,384.3	1,971.9
Brokerage, clearing, and exchange fees	15.8	13.4	47.2	41.5
Gross profit	$493.2	$386.9	$1,439.9	$1,151.6
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
Our accruals, including those established through the captive insurance subsidiary at September 30, 2018, include estimated costs for significant regulatory matters, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable. For example, on May 1, 2018, we agreed to a settlement structure with the North American Securities Administrators Association related to our historical compliance with certain state “blue sky” laws. We are in the process of entering into separate administrative orders with 53 jurisdictions, which would result in aggregate fines of approximately $26.4 million. As part of the settlement structure, we agreed to engage independent third party consultants to conduct a historical review of certain equity and fixed income securities transactions, as well as an operational review of our systems for complying with blue sky securities registration requirements. We also agreed to offer remediation to customers who purchased certain equity and fixed-income securities since October 2006. We expect to incur costs related to this matter over the next few years, and we expect the majority of these costs to be covered by our captive insurance subsidiary or expense plans as of September 30, 2018.
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
In June 2018, the U.S. Court of Appeals for the Fifth Circuit issued a mandate invalidating regulations previously enacted by the U.S. Department of Labor (“DOL”) that expanded the definition of “fiduciary” and would have resulted in significant new restrictions on our servicing of certain retirement plan accounts subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and individual retirement accounts (“IRAs”), including compliance with expanded prohibited transaction requirements under section 4975 of the Internal Revenue Code (the “DOL Rule”). However, in April 2018, the SEC introduced a proposal for a best interest standard for retail brokerage accounts (the “SEC Rule”). Certain state securities and insurance regulators have adopted or are considering adopting similar laws and regulations. In addition, it is unclear how and whether other regulators – including FINRA, banking regulators, and the state securities and insurance regulators – may respond to or attempt to enforce similar issues addressed by the former DOL Rule and the proposed SEC Rule.
Because ERISA plans and IRAs comprise a significant portion of our business, we continue to expect that compliance with current and future laws and regulations governing retail retirement savings, including reliance on prohibited transaction exemptions under such laws and regulations, will require increased legal, compliance, information technology, and other costs and could lead to a greater risk of class action lawsuits and other litigation. Moreover, uncertainty regarding the status of further guidance or rulemaking from the DOL, as well as pending and future laws and regulations, including the SEC Rule and state rules, relating to the standards of conduct applicable to both retirement and non-retirement accounts, impacts on our business in ways which cannot be anticipated or planned for, and which may have further impact on our products and services, and results of operations.
Acquisitions, Integrations, and Divestitures
From time to time we undertake acquisitions or divestitures based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented.
On August 15, 2017, LPL Financial entered into an asset purchase agreement (the “Asset Purchase Agreement”) with National Planning Holdings, Inc. (“NPH”), and its four broker-dealer subsidiaries (collectively with NPH, the “NPH Sellers”) to acquire certain assets and rights of the NPH Sellers, including business relationships with financial advisors who became affiliated with LPL Financial (the “NPH Acquisition”). We paid $325 million to the NPH Sellers at closing, which occurred on August 15, 2017, and agreed to a potential contingent payment of up to $122.8 million. The conversion period under the Asset Purchase Agreement concluded in the first quarter of 2018, and no resulting contingent payment was due to the NPH Sellers. We incurred increased costs related to this transaction, including compensation and benefits expense related to the additional staffing, as well as contingent labor costs, needed to support the onboarding of NPH advisors and their clients to our systems, and fees for account closure and transfers that we agreed to pay on behalf of NPH advisors under the Asset Purchase Agreement. Although these onboarding costs were substantially complete prior to the third quarter of 2018, we expect to continue to incur increased costs related to providing ongoing support to the increased numbers of advisors, clients, and total assets served on our platform, as well as financial assistance costs for advisors that joined LPL Financial. See Note 4 Acquisitions, within the notes to the unaudited condensed consolidated financial statements for further detail.

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the U.S. financial markets. In the United States, economic data continued to point to steady economic growth through September 30, 2018. According to the most recent estimate by the Bureau of Economic Analysis, real gross domestic product (“GDP”) grew at an annualized rate of 4.2% in the second quarter of 2018 and 3.0% compared to the second quarter a year ago. Data received in the third quarter suggest continued steady growth with a healthy labor market, stable consumer spending, signs of improved business investment, and low interest rates relative to historical rates. U.S. business and consumer confidence remained elevated, with only modest declines since the run-up following the U.S. elections in November 2016. Inflation picked up with improved economic growth but remained contained. While the overall data were largely positive, concerns about U.S. trade policy increased, with some anecdotal evidence that uncertainty led some businesses to scale back capital spending plans. The Federal Reserve’s (“Fed”) most recent median projection for 2018 GDP put growth at 3.1%, with slower but still above-trend 2.5% growth in 2019. Growth in this range could further tighten the labor market, push wages higher, and increase the probability the Fed will follow through on its median projection of four rate hikes in total in 2018 and three in 2019.
U.S. stocks returned 7.7% during the third quarter, based on the S&P 500 Index, bringing the year-to-date total return for the index to 10.6% through September 30, 2018. U.S. stocks outpaced international developed and, in particular, emerging market stocks as measured by MSCI indexes. Emerging market stocks fell over the quarter and entered bear market territory (a price decline of more than 20%) in September. Bonds were flat during the quarter in the face of rising interest rates, based on the Bloomberg Barclays Aggregate Bond Index. The 10-year Treasury yield continued to push higher, ending the third quarter above 3.0%. At the same time, credit spreads for high yield corporate bonds finished the quarter near their tightest of the expansion, signaling investor confidence in the ability of bond issuers to meet their obligations.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. Please consult the Risks Related to Our Business and Industry section within Part I, “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes, and the potential related effects on our profitability and financial condition. Following the conclusion of its September 25-26, 2018 policy meeting, the Fed’s policy arm, the Federal Open Market Committee (“FOMC”) raised the target range of the federal funds rate to 2.00 - 2.25%, its third hike of 2018 and eighth of the expansion. Projection materials that accompanied the statement indicated a median expectation of one additional rate hike in 2018 and three in 2019. Growth expectations rose slightly from the prior set of forecasts for 2018 and 2019, while inflation expectations were largely unchanged. The policy statement indicated that the current policy of gradual rate increases was expected to continue but would remain data dependent.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2018 and 2017. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
REVENUES
Commission	$486,875	$403,011	20.8%	$1,449,771	$1,244,881	16.5%
Advisory	458,087	356,945	28.3%	1,319,391	1,033,319	27.7%
Asset-based	248,895	183,953	35.3%	706,834	514,626	37.3%
Transaction and fee	118,941	103,999	14.4%	352,045	321,522	9.5%
Interest income, net of interest expense	10,512	6,162	70.6%	28,426	17,931	58.5%
Other	7,687	10,038	(23.4)%	14,891	32,760	(54.5)%
Total net revenues	1,330,997	1,064,108	25.1%	3,871,358	3,165,039	22.3%
EXPENSES
Commission and advisory	821,950	663,765	23.8%	2,384,266	1,971,874	20.9%
Compensation and benefits	128,007	113,659	12.6%	373,884	337,170	10.9%
Promotional	52,628	42,935	22.6%	163,462	111,595	46.5%
Depreciation and amortization	22,838	21,996	3.8%	65,759	63,933	2.9%
Amortization of intangible assets	15,676	9,352	67.6%	44,580	28,296	57.5%
Occupancy and equipment	30,308	22,803	32.9%	84,848	70,989	19.5%
Professional services	23,129	16,438	40.7%	61,223	50,732	20.7%
Brokerage, clearing, and exchange	15,844	13,491	17.4%	47,154	41,567	13.4%
Communications and data processing	12,334	10,866	13.5%	34,546	32,525	6.2%
Other	29,219	24,376	19.9%	88,175	71,140	23.9%
Total operating expenses	1,151,933	939,681	22.6%	3,347,897	2,779,821	20.4%
Non-operating interest expense	31,705	26,519	19.6%	93,267	78,131	19.4%
Loss on extinguishment of debt	—	1,268	(100.0)%	—	22,407	(100.0)%
INCOME BEFORE PROVISION FOR INCOME TAXES	147,359	96,640	52.5%	430,194	284,680	51.1%
PROVISION FOR INCOME TAXES	40,494	38,498	5.2%	111,033	109,915	1.0%
NET INCOME	$106,865	$58,142	83.8%	$319,161	$174,765	82.6%

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
Commission Revenues
We generate two types of commission revenues: sales-based commissions and trailing commissions. Sales-based commission revenues, which occur when clients trade securities or purchase various types of investment products, primarily represent gross commissions generated by our advisors. The levels of sales-based commission revenues can vary from period to period based on the overall economic environment, number of trading days in the reporting period, and investment activity of our advisors’ clients. Trailing commission revenues (commissions that are paid over time, such as 12(b)-1 fees) are recurring in nature and are earned based on the market value of investment holdings in trail eligible assets. We earn trailing commission revenues primarily on mutual funds and variable annuities held by clients of our advisors. See Note 3. Revenues, within the notes to the unaudited condensed consolidated financial statements for further detail regarding our commission revenue by product category.
The following table sets forth our commission revenue, by sales-based and trailing commission revenue (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Sales-based	$193,545	$160,098	$33,447	20.9%
Trailing	293,330	242,913	50,417	20.8%
Total commission revenue	$486,875	$403,011	$83,864	20.8%
The increase in sales-based commission revenue for the three months ended September 30, 2018, compared with the same period in 2017 was primarily due to the impact of the NPH Acquisition. The remaining increase was attributable to growth in the brokerage environment, which includes product innovation in annuities related to rising interest rates.
The increase in trailing revenues for the three months ended September 30, 2018, compared with the same period in 2017 was due to additional assets onboarded from NPH advisors, improved investor engagement, and market appreciation resulting in an increase in the market value of the underlying assets.
The following table sets forth our commission revenue, by sales-based and trailing commission revenue (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Sales-based	$577,308	$528,516	$48,792	9.2%
Trailing	872,463	716,365	156,098	21.8%
Total commission revenue	$1,449,771	$1,244,881	$204,890	16.5%
The increase in sales-based commission revenue for the nine months ended September 30, 2018, compared with the same period in 2017 was primarily due to the impact of the NPH Acquisition. The remaining increase was attributable to growth in the demand for variable and fixed annuities and fixed income products as a result of market volatility and rising interest rates.
The increase in trailing revenues for the nine months ended September 30, 2018, compared with the same period in 2017 was due to additional assets onboarded from NPH advisors, improved investor engagement, and market appreciation resulting in an increase in the market value of the underlying assets.

The following table summarizes activity in brokerage assets for the periods presented (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance - Beginning of period	$367.5	$305.2	$342.1	$297.8
Net new brokerage assets	(0.8)	(4.0)	23.2	(12.9)
Market impact(1)	8.2	8.6	9.6	24.9
Balance - End of period	$374.9	$309.8	$374.9	$309.8
_______________________________

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, with such difference representing the implied growth or decline in asset balances due to market changes over the same period of time.

Advisory Revenues
Advisory revenues primarily represent fees charged on our corporate RIA platform provided through LPL Financial to clients of our advisors based on the value of their advisory assets. Advisory fees are billed to clients on either a calendar quarter or non-calendar quarter basis of their choice, at the beginning of that period, and are recognized as revenue ratably during the quarter. The majority of our accounts are billed in advance using values as of the last business day of each immediately preceding calendar quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. Advisory revenues collected on our corporate advisory platform are proposed by the advisor and agreed to by the client and average 1.0% of the underlying assets with a maximum of 3.0% of the underlying assets as of September 30, 2018.
We also support Hybrid RIAs, through our independent advisory platform, which allows advisors to engage us for technology, clearing, and custody services, as well as access to the capabilities of our investment platforms. The assets held under a Hybrid RIA's investment advisory accounts custodied with LPL Financial are included in our brokerage and advisory assets, net new advisory assets, and advisory assets under custody metrics. However, we charge separate fees to Hybrid RIAs for technology, clearing, administrative, oversight, and custody services. The administrative fees collected on our independent advisory platform vary and can reach a maximum of 0.6% of the underlying assets as of September 30, 2018.
Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.
The following table summarizes activity in advisory assets (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance - Beginning of period	$291.5	$236.8	$273.0	$211.6
Net new advisory assets	5.1	6.9	22.6	18.8
Market impact(1)	9.5	6.5	10.5	19.8
Balance - End of period	$306.1	$250.2	$306.1	$250.2
_______________________________

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, with such difference representing the implied growth or decline in asset balances due to market changes over the same period of time.

Net new advisory assets for the three and nine months ended September 30, 2018 and 2017 had a limited impact on our advisory fee revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory fee revenue. The revenue for any particular quarter is primarily driven by the value of each of the prior quarter’s month-end advisory assets under custody.
The growth in advisory revenue for the three and nine months ended September 30, 2018 compared to the same period in 2017 was due to net new advisory assets resulting from our recruiting efforts, the NPH Acquisition, and strong advisor productivity, as well as market gains as represented by higher levels of the S&P 500 index.

The following table summarizes the composition of total advisory assets as of September 30, 2018 and 2017 (in billions):

	September 30,
	2018	2017	$ Change	% Change
Corporate platform advisory assets	$184.8	$145.0	$39.8	27.4%
Hybrid platform advisory assets	121.3	105.2	16.1	15.3%
Total advisory assets(1)	$306.1	$250.2	$55.9	22.3%
_______________________________

(1)	Balances may not foot due to rounding.
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
Asset-based revenues for the three and nine months ended September 30, 2018 increased compared to the same periods in 2017 primarily due to increased revenues from our cash sweep program and recordkeeping and sponsorship programs.
Cash sweep revenue for the three and nine months ended September 30, 2018 increased compared to the same periods in 2017 due to the impact of increases in the target range for the federal funds effective rate. For the three months ended September 30, 2018, our average cash sweep balances increased slightly as compared to the same period in 2017, with balances of $28.2 billion and $28.0 billion, respectively. For the nine months ended September 30, 2018, our average cash sweep balances remained unchanged compared to the same period in 2017, with balances of $28.7 billion as of the end of both periods.
Revenues for our recordkeeping and sponsorship programs for the three and nine months ended September 30, 2018, which are largely based on the market value of the underlying assets, increased compared to the same periods in 2017 due to the impact of market appreciation on the value of those underlying assets and additional assets onboarded from NPH advisors.
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
Transaction and fee revenues increased for the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to a higher volume of fixed income transactions related to the federal funds rate increases and higher transaction volumes in trades in advisory accounts that generate transaction-based revenue, which resulted from an increase in brokerage to advisory conversions by our existing advisors as well as the impact from the NPH Acquisition.
Interest Income, Net of Interest Expense
We earn interest income from client margin accounts and cash equivalents, net of operating expense. Period-over-period variances correspond to changes in the average balances of assets in margin accounts and cash equivalents as well as changes in interest rates.
Interest Income, net of interest expense increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017 primarily due to the impact of rising interest rates.

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
Other revenues decreased for the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to unrealized losses on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan, offset by increases in dividend income on assets held in our advisor non-qualified deferred compensation plan.
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
The following table shows the components of our production payout and total payout ratios, each of which is a statistical or operating measure:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2018	2017		2018	2017
Base payout rate(1)	83.02%	83.01%	1 bps	82.87%	82.98%	(11 bps)
Production based bonuses	3.36%	3.04%	32 bps	2.75%	2.44%	31 bps
GDC sensitive payout	86.38%	86.05%	33 bps	85.62%	85.42%	20 bps
Non-GDC sensitive payout(2)	0.60%	1.29%	(69 bps)	0.48%	1.13%	(65 bps)
Total payout ratio	86.98%	87.34%	(36 bps)	86.10%	86.55%	(45 bps)
_______________________________

(1)	Our base payout rate is calculated as commission and advisory expenses, divided by GDC (see description above).

(2)
Non-GDC sensitive payout includes share-based compensation expense from equity awards granted to advisors and financial institutions and mark-to-market gains or losses on amounts designated by advisors as deferred.

Our total payout ratio, a statistical or operating measure, decreased for the three and nine months ended September 30, 2018 compared with the same periods in 2017 primarily due to a decrease in non-GDC sensitive payout, which includes advisor deferred compensation and advisor share-based compensation.
Compensation and Benefits Expense
Compensation and benefits expense includes salaries and wages and related benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Average number of employees	4,078	3,508	16.2%	3,947	3,397	16.2%
Compensation and benefits expense increased for the three and nine months ended September 30, 2018 compared with the same periods in 2017 due to an increase in salary and employee benefit expenses resulting from an increase in headcount.

Promotional Expense
Promotional expenses include costs related to our hosting of certain advisor conferences that serve as training, sales, and marketing events, as well as business development costs related to recruiting, such as transition assistance and amortization related to forgivable loans issued to advisors.
The increase in promotional expense for the three and nine months ended September 30, 2018 compared with the same periods in 2017 was primarily driven by increases in costs associated with advisor transition assistance, recruiter and advisor promotions related to the onboarding of NPH advisors, and increases in business development expenses associated with broker training and education.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
Depreciation and amortization expense remained relatively flat for the three and nine months ended September 30, 2018 compared with the same periods in 2017, as increases in internally developed software were offset by decreases in leasehold improvements.
Amortization of Intangible assets
Amortization of intangible assets represents the benefits received for using long-lived assets, which consist of intangible assets established through our acquisitions.
The increase in amortization of intangible assets for the three and nine months ended September 30, 2018 compared with the same periods in 2017 was due to the intangible assets recorded as part of the NPH Acquisition.
Occupancy and Equipment Expense
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expenses on computer hardware and other equipment.
The increase in occupancy and equipment expense for the three months ended September 30, 2018 compared with the same period in 2017 was primarily due to an increase in costs related to repairs and maintenance and software licensing fees in support of our service and technology investments.
The increase in occupancy and equipment expense for the nine months ended September 30, 2018 compared with the same period in 2017 was primarily due to an increase in costs related to non-capitalized software and software licensing fees in support of our service and technology investments.
Professional Services
Professional services includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements.
The increase in professional services for the three months ended September 30, 2018 compared with the same period in 2017 was primarily due to increases in costs related to our service and technology projects during the period.
The increase in professional services for the nine months ended September 30, 2018 compared with the same period in 2017 was primarily due to an increase in costs related to our service and technology projects, offset by decreases in outsourced service and technology projects during the period.
Brokerage, Clearing, and Exchange Fees
Brokerage, clearing, and exchange fees include expenses originating from trading and clearing operations as well as any exchange membership fees. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.
The increase in brokerage, clearing, and exchange fees is relatively consistent with the volume of sales and trading activity for the three and nine months ended September 30, 2018, compared with the same periods in 2017.

Communications and Data Processing
Communications expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges, and markets. Data processing expense consists primarily of customer statement processing and postage costs.
The increase in communications and data processing expense for the three and nine months ended September 30, 2018 compared with the same periods in 2017 was primarily due to an increase in costs related to customer statements.
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
The increase in other expenses for the three and nine months ended September 30, 2018 compared with the same periods in 2017 was primarily driven by higher costs associated with the investigation, settlement, and resolution of regulatory matters.
Non-Operating Interest Expense
Non-operating interest expense represents expense for our senior secured credit facilities and senior unsecured notes issued in March and September 2017 (the "Notes"). Period over period increases correspond to higher LIBOR rates and the issuance of the Notes during 2017.
Loss on Extinguishment of Debt
On September 21, 2017, we entered into a second amendment (“the Amendment”) which amended and restated the existing credit agreement of our subsidiary LPL Holdings, Inc. In connection with the execution of the Amendment, we accelerated the recognition of $1.3 million of unamortized debt issuance costs as a loss on extinguishment of debt in our unaudited condensed consolidated statements of income in the third quarter of 2017.
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
Our effective tax rate was 27.5% and 39.8% for the three months ended September 30, 2018 and 2017, respectively.
Our effective tax rate was 25.8% and 38.6% for the nine months ended September 30, 2018 and 2017, respectively.
The decrease in our effective income tax rate for the three and nine months ended September 30, 2018 compared with the same periods in 2017 was primarily due to the tax benefit associated with the federal rate reduction under the Tax Act, stock option exercises under ASC 718, and the reduction of settlement contingencies.

Liquidity and Capital Resources
Senior management establishes our liquidity and capital policies. These policies include senior management’s review of short- and long-term cash flow forecasts, review of capital expenditures, and daily monitoring of liquidity for our subsidiaries. Decisions on the allocation of capital are based upon, among other things, projected profitability and cash flow, risks of the business, regulatory capital requirements, and future liquidity needs for strategic activities. Our Treasury Department assists in evaluating, monitoring, and controlling the business activities that impact our financial condition, liquidity, and capital structure. The objectives of these policies are to support our corporate business strategies while ensuring ongoing and sufficient liquidity.
A summary of changes in our cash flow is provided as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash flows (used in) provided by:
Operating activities	$196,063	$123,608
Investing activities	(86,353)	(413,554)
Financing activities	(341,937)	109,206
Net decrease in cash, cash equivalents and restricted cash	(232,227)	(180,740)
Cash, cash equivalents and restricted cash — beginning of period	1,625,655	1,558,608
Cash, cash equivalents and restricted cash — end of period	$1,393,428	$1,377,868
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
The increase in cash flows provided by operating activities for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily attributable to an increase in draft payable, payables to broker-dealers and clearing organizations, accrued commission and advisory expenses payable and income tax payable due to the timing of payments made, and a decrease in securities borrowed. These were partially offset by a decrease in payables to clients due to the timing of payments, and an increase in receivables from clients and advisor loans.
The decrease in cash flows used in investing activities for the nine months ended September 30, 2018 compared to the same period in 2017 was due to the NPH Acquisition in 2017.
The increase in cash flows used in financing activities for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily attributable to an increase in repurchases of our common stock, partially offset by a decrease in payment of debt issuance costs. Financing activities provided cash for the same period in 2017 due to proceeds received from senior secured term loans and senior notes.
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
During the nine months ended September 30, 2018, we repurchased a total of 4,608,020 shares of our common stock at a weighted-average price of $65.12 per share for a total cost of $300.1 million. As of September 30, 2018, the Company was authorized to purchase up to an additional $200.0 million of shares pursuant to the share repurchase programs approved by the Board of Directors.
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Board of Directors as well as certain limits under our Credit Agreement and the indenture governing our Notes. See Note 10. Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our dividends.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds that we are required to maintain for regulatory capital and reserves based on the requirements of our regulators and clearing organizations, which also consider client balances and trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When an advisor’s client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan, or sell securities, up to 140% of the client’s margin loan balance, that collateralize those margin accounts. As of September 30, 2018, we had approximately $293.5 million of client margin loans, collateralized with securities having a fair value of approximately $410.9 million that we can re-pledge, loan, or sell. Of these securities, approximately $56.5 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of September 30, 2018, there were no restrictions that materially limited our ability to re-pledge, loan, or sell the remaining $354.3 million of client collateral.
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
Our registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At September 30, 2018, LPL Financial had net capital of $166.1 million with a minimum net capital requirement of $8.5 million.
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
Set forth below is a reconciliation from our net income to Credit Agreement EBITDA for the trailing twelve months ended September 30, 2018 (in thousands):

Net income	$383,259
Non-operating interest expense	122,161
Provision for income taxes	126,825
Depreciation and amortization	85,897
Amortization of intangible assets	54,577
EBITDA	772,719
Credit Agreement Adjustments:
Employee share-based compensation expense(1)	22,274
Advisor share-based compensation expense(2)	7,886
NPH run-rate EBITDA accretion(3)	92,000
Realized NPH EBITDA Offset(4)	(50,500)
NPH onboarding costs	70,132
Other(5)	17,294
Credit Agreement EBITDA(6)	$931,805
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

(6)	In calculating Credit Agreement EBITDA for a twelve month period at the end of each quarter, management may make adjustments to prior quarters.
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
As of September 30, 2018, we were in compliance with both of our financial covenants. The maximum permitted ratios under our financial covenants and actual ratios were as follows:

Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	5.00	2.24
Interest Coverage (Minimum)	3.00	8.09
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
Contractual Obligations
During the nine months ended September 30, 2018, there have been no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2017 Annual Report on Form 10-K. See Note 8. Debt and Note 9. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K, for further detail on operating lease obligations and obligations under noncancelable service contracts.
Fair Value of Financial Instruments
We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures. See Note 5. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for a detailed discussion regarding our fair value measurements.
Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. For the Company’s significant accounting policies affecting revenue from contracts with customers, see Note 3. Revenues, within the notes to the unaudited condensed consolidated financial statements.

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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
REVENUES	2018	2017	2018	2017
Commission	$486,875	$403,011	$1,449,771	$1,244,881
Advisory	458,087	356,945	1,319,391	1,033,319
Asset-based	248,895	183,953	706,834	514,626
Transaction and fee	118,941	103,999	352,045	321,522
Interest income, net of interest expense	10,512	6,162	28,426	17,931
Other	7,687	10,038	14,891	32,760
Total net revenues	1,330,997	1,064,108	3,871,358	3,165,039
EXPENSES
Commission and advisory	821,950	663,765	2,384,266	1,971,874
Compensation and benefits	128,007	113,659	373,884	337,170
Promotional	52,628	42,935	163,462	111,595
Depreciation and amortization	22,838	21,996	65,759	63,933
Amortization of intangible assets	15,676	9,352	44,580	28,296
Occupancy and equipment	30,308	22,803	84,848	70,989
Professional services	23,129	16,438	61,223	50,732
Brokerage, clearing, and exchange	15,844	13,491	47,154	41,567
Communications and data processing	12,334	10,866	34,546	32,525
Other	29,219	24,376	88,175	71,140
Total operating expenses	1,151,933	939,681	3,347,897	2,779,821
Non-operating interest expense	31,705	26,519	93,267	78,131
Loss on extinguishment of debt	—	1,268	—	22,407
INCOME BEFORE PROVISION FOR INCOME TAXES	147,359	96,640	430,194	284,680
PROVISION FOR INCOME TAXES	40,494	38,498	111,033	109,915
NET INCOME	$106,865	$58,142	$319,161	$174,765
EARNINGS PER SHARE (Note 12)
Earnings per share, basic	$1.22	$0.65	$3.59	$1.94
Earnings per share, diluted	$1.19	$0.63	$3.49	$1.90
Weighted-average shares outstanding, basic	87,426	89,967	88,841	90,029
Weighted-average shares outstanding, diluted	89,878	92,042	91,447	92,027
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET INCOME	$106,865	$58,142	$319,161	$174,765
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax expense of $0, $0, $0 and $187 for the three and nine months ended September 30, 2018 and 2017, respectively	—	—	—	293
Reclassification adjustment for realized gain on cash flow hedges included in the condensed consolidated statements of income, net of tax expense of $0, $0, $0 and $406 for the three and nine months ended September 30, 2018 and 2017, respectively	—	—	—	(608)
Total other comprehensive income, net of tax	—	—	—	(315)
TOTAL COMPREHENSIVE INCOME	$106,865	$58,142	$319,161	$174,450
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except share data)

ASSETS	September 30, 2018	December 31, 2017
Cash and cash equivalents	$768,546	$811,136
Cash segregated under federal and other regulations	566,128	763,831
Restricted cash	58,754	50,688
Receivables from:
Clients, net of allowance of $621 at September 30, 2018 and $466 at December 31, 2017	435,133	344,230
Product sponsors, broker-dealers, and clearing organizations	213,887	196,207
Advisor loans, net of allowance of $3,539 at September 30, 2018 and $3,264 at December 31, 2017	261,214	219,157
Others, net of allowance of $8,997 at September 30, 2018 and $6,115 at December 31, 2017	236,480	228,986
Securities owned:
Trading — at fair value	32,455	17,879
Held-to-maturity — at amortized cost	13,005	11,833
Securities borrowed	6,274	12,489
Fixed assets, net of accumulated depreciation and amortization of $489,209 at September 30, 2018 and $427,344 at December 31, 2017	441,072	412,684
Goodwill	1,476,775	1,427,769
Intangible assets, net of accumulated amortization of $463,646 at September 30, 2018 and $419,066 at December 31, 2017	482,234	414,093
National Planning Holdings acquisition	—	162,500
Other assets	297,856	285,269
Total assets	$5,289,813	$5,358,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$195,343	$185,929
Payables to clients	804,797	962,891
Payables to broker-dealers and clearing organizations	54,360	54,262
Accrued commission and advisory expenses payable	168,176	147,095
Accounts payable and accrued liabilities	486,573	461,149
Income taxes payable	22,531	469
Unearned revenue	82,546	72,222
Securities sold, but not yet purchased — at fair value	333	1,182
Long-term borrowing, net of unamortized debt issuance cost of $20,345 at September 30, 2018 and $22,812 at December 31, 2017	2,375,113	2,385,022
Leasehold financing and capital lease obligations	105,057	107,518
Deferred income taxes, net	15,517	16,004
Total liabilities	4,310,346	4,393,743
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 124,611,205 shares issued at September 30, 2018 and 123,030,383 shares issued at December 31, 2017	124	123
Additional paid-in capital	1,621,020	1,556,117
Treasury stock, at cost — 37,901,990 shares at September 30, 2018 and 33,262,115 shares at December 31, 2017	(1,612,847)	(1,309,568)
Retained earnings	971,170	718,336
Total stockholders’ equity	979,467	965,008
Total liabilities and stockholders’ equity	$5,289,813	$5,358,751
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2016	119,918	$120	$1,445,256	30,621	$(1,194,645)	$315	$569,949	$820,995
Net income and other comprehensive income (loss), net of tax expense						(315)	174,765	174,450
Issuance of common stock to settle restricted stock units, net	350	—	—	79	(3,155)			(3,155)
Treasury stock purchases				2,017	(83,721)			(83,721)
Cash dividends on common stock							(67,765)	(67,765)
Stock option exercises and other	2,558	3	76,287	(51)	1,821		(235)	77,876
Share-based compensation	—		21,885					21,885
BALANCE — September 30, 2017	122,826	$123	$1,543,428	32,666	$(1,279,700)	$—	$676,714	$940,565
BALANCE — December 31, 2017	123,030	$123	$1,556,117	33,262	$(1,309,568)	$—	$718,336	$965,008
Net income and other comprehensive income, net of tax expense						—	319,161	319,161
Issuance of common stock to settle restricted stock units, net	356	—	—	70	(4,536)			(4,536)
Treasury stock purchases				4,608	(300,091)			(300,091)
Cash dividends on common stock							(66,847)	(66,847)
Stock option exercises and other	1,225	1	41,379	(38)	1,348		520	43,248
Share-based compensation			23,524					23,524
BALANCE — September 30, 2018	124,611	$124	$1,621,020	37,902	$(1,612,847)	$—	$971,170	$979,467
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$319,161	$174,765
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	65,759	63,933
Amortization of intangible assets	44,580	28,296
Amortization of debt issuance costs	3,090	3,272
Share-based compensation	23,524	21,885
Provision for bad debts	5,335	2,993
Deferred income tax provision	(487)	(68)
Loss on extinguishment of debt	—	22,407
Loan forgiveness	50,695	39,713
Other	(334)	(11,875)
Changes in operating assets and liabilities:
Receivables from clients	(91,058)	(49,360)
Receivables from product sponsors, broker-dealers, and clearing organizations	(17,680)	(4,454)
Advisor loans	(92,253)	(31,323)
Receivables from others	(10,377)	(18,103)
Securities owned	(15,446)	(1,347)
Securities borrowed	6,215	(11,096)
Other assets	(18,084)	6,305
Drafts payable	9,414	(45,473)
Payables to clients	(158,093)	(96,515)
Payables to broker-dealers and clearing organizations	98	(9,793)
Accrued commission and advisory expenses payable	21,081	4,656
Accounts payable and accrued liabilities	19,388	17,239
Income taxes receivable/payable	22,061	6,833
Unearned revenue	10,324	10,766
Securities sold, but not yet purchased	(850)	(48)
Net cash provided by operating activities	$196,063	$123,608
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(85,198)	(85,597)
Proceeds from disposal of fixed assets	—	12
Purchase of securities classified as held-to-maturity	(4,905)	(5,969)
Proceeds from maturity of securities classified as held-to-maturity	3,750	3,000
National Planning Holdings acquisition payment	—	(325,000)
Net cash used in investing activities	$(86,353)	$(413,554)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	(11,250)	(2,401,610)
Proceeds from senior secured term loans and senior notes	—	2,611,594
Payment of debt issuance costs	—	(22,676)
Tax payments related to settlement of restricted stock units	(4,536)	(3,155)
Repurchase of common stock	(300,091)	(83,721)
Dividends on common stock	(66,847)	(67,765)
Proceeds from stock option exercises and other	43,248	77,876
Payment of leasehold financing obligation	(2,461)	(1,337)
Net cash (used in) provided by financing activities	$(341,937)	$109,206
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(232,227)	(180,740)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	1,625,655	1,558,608
CASH, CASH EQUIVALENTS AND RESTRICTED CASH— End of period	$1,393,428	$1,377,868
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$105,057	$77,253
Income taxes paid	$89,254	$103,157
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$26,903	$12,280
Finance and capital lease obligations	$—	$3,906
Debt issuance cost included in accounts payable and accrued liabilities	$—	$1,390
Discount on proceeds from senior secured credit facilities recorded as debt issuance cost	$—	$5,040

The following table provides a reconciliation of cash, cash equivalent, and restricted cash reported within the statement of financial condition that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30,
	2018	2017
Cash and cash equivalents	$768,546	577,961
Cash segregated under federal and other regulations	566,128	754,683
Restricted cash	58,754	45,224
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,393,428	$1,377,868
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
For the Company’s significant accounting policies affecting revenue from contracts with customers, see Note 3. Revenues. A summary of other significant accounting policies are included in Note 2. Summary of Significant Accounting Policies, in the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2017. There have been no other significant changes to these accounting policies during the first nine months of 2018.
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
Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness, which the Company carries at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

qualify as Level 2 fair value measurements. See Note 5. Fair Value Measurements, for additional detail regarding the Company’s fair value measurements. As of September 30, 2018, the carrying amount and fair value of the Company’s indebtedness was approximately $2,385.0 million and $2,371.7 million, respectively. As of December 31, 2017, the carrying amount and fair value was approximately $2,396.3 million and $2,422.0 million, respectively.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements, which provides an optional transition method that allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to adopt the provisions of this guidance, including the optional transition method, on January 1, 2019. The right of use asset and corresponding lease liability for these leases will be recognized on the Company's balance sheet upon adoption. The Company is evaluating the impact that ASU 2016-02 will have on its related disclosures.
In June 2018, FASB issued ASU 2018-07, Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payments granted to non-employees. Consistent with the requirement for employee share-based payment awards, non-employee share-based payment awards within the scope of Topic 718 will be measured at grant-date fair value of the equity instruments. The Company expects to adopt the provisions of this guidance on January 1, 2019, and is evaluating the impact of ASU 2018-07 on advisor and financial institution equity awards in the consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes or modifies certain current disclosures, and adds additional disclosures. The changes are meant to provide more relevant information regarding valuation techniques and inputs used to arrive at measures of fair value, uncertainty in the fair value measurements, and how changes in fair value measurements impact an entity's performance and cash flows. Certain disclosures in ASU 2018-13 will need to be applied on a retrospective basis and others on a prospective basis. Early adoption is permitted. The Company expects to adopt the provisions of this guidance on January 1, 2020, and is currently evaluating the impact that ASU 2018-13 will have on its related disclosures.

Recently Adopted Accounting Pronouncements
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under GAAP. ASU 2014-09 also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The Company adopted the provisions of this guidance on January 1, 2018 using the modified retrospective approach. The Company has performed an assessment of its revenue contracts as well as worked with industry participants on matters of interpretation and application and has not identified any material changes to the timing or amount of its revenue recognition under ASU 2014-09. The Company's accounting policies did not change materially as a result of applying the principles of revenue recognition from ASU 2014-09 and are largely consistent with existing guidance and current practices applied by the Company. Refer to Note 3. Revenues, for additional disaggregation of revenue in accordance with ASU 2014-09.
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
There was no impact to retained earnings as of January 1, 2018, or to revenue for the three and nine months ended September 30, 2018, after adopting Topic 606, as revenue recognition and timing of revenue did not change as a result of implementing Topic 606.
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
The following table presents our total commission revenue disaggregated by investment product category (in thousands):

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Variable annuities	$201,075	$163,778	$597,613	$498,027
Mutual funds	155,579	131,339	470,665	397,323
Alternative investments	6,331	6,676	18,602	20,565
Fixed annuities	47,117	32,764	127,288	109,236
Equities	19,082	17,748	62,071	58,520
Fixed income	32,144	23,912	93,368	77,664
Insurance	16,155	17,338	51,993	51,355
Group annuities	9,064	9,319	27,576	31,799
Other	328	137	595	392
Total commission revenue	$486,875	$403,011	$1,449,771	$1,244,881

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
The following table presents our sales-based and trailing commission revenues disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales-based
Variable annuities	$57,491	$46,148	$168,487	$150,103
Mutual funds	33,319	30,638	107,910	102,009
Alternative investments	1,822	2,550	5,457	11,348
Fixed annuities	40,040	27,906	107,709	94,930
Equities	19,082	17,748	62,071	58,520
Fixed income	25,757	17,967	74,587	60,371
Insurance	14,433	15,906	46,877	46,914
Group annuities	1,273	1,098	3,615	3,929
Other	328	137	595	392
Total sales-based revenue	$193,545	$160,098	$577,308	$528,516
Trailing
Variable annuities	$143,584	$117,630	$429,126	$347,924
Mutual funds	122,260	100,701	362,755	295,314
Alternative investments	4,509	4,126	13,145	9,217
Fixed annuities	7,077	4,858	19,579	14,306
Fixed income	6,387	5,945	18,781	17,293
Insurance	1,722	1,432	5,116	4,441
Group annuities	7,791	8,221	23,961	27,870
Total trailing revenue	$293,330	$242,913	$872,463	$716,365
Total commission revenue	$486,875	$403,011	$1,449,771	$1,244,881

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
The following table sets forth asset-based revenue at a disaggregated level (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Asset-based revenue
Money market cash sweep fees	$5,762	$4,199	$15,576	$15,645
Other cash sweep vehicles fees(1)	121,412	77,418	337,068	197,470
Total cash sweep revenue	127,174	81,617	352,644	213,115
Sponsorship programs	58,065	48,292	168,074	143,458
Recordkeeping	63,656	54,044	186,116	158,053
Total asset-based revenue	$248,895	$183,953	$706,834	$514,626

(1)
Revenues from the Company's other cash sweep vehicles are not in scope for Topic 606 because such revenues are generated pursuant to contracts with depository banks. In these vehicles, cash balances in the advisors' clients’ accounts are swept into the Company's insured sweep vehicles at depository banks. Clients earn interest for their balances on deposit and the Company earns a fee based on prevailing interest rates or per account.

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth transaction and fee revenue disaggregated by recognition pattern (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Transaction and Fee Revenue
Point-in-time(1)	$78,465	$66,244	$240,954	$213,182
Over time(2)	40,476	37,755	111,091	108,340
Total transaction and fee revenue	118,941	103,999	352,045	321,522

(1)	Transaction and fee revenue recognized point-in-time includes revenue such as transaction fees, IRA termination fees, and IRA custodian fees.

(2)	Transaction and fee revenue recognized over time includes revenue such as error and omission insurance fees, licensing fees, and conference service fees.
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
Unearned Revenue
We record unearned revenue when cash payments are received or due in advance of our performance obligations, including amounts which are refundable. The increase in the unearned revenue balance for the nine months ended September 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $71.3 million of revenues recognized that were included in the unearned revenue balance as of December 31, 2017.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the nine months ended September 30, 2018.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At September 30, 2018, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At September 30, 2018, the Company did not adjust prices received from the independent third-party pricing services.
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
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$85,721	$—	$—	$85,721
Securities owned — trading:
Money market funds	169	—	—	169
Mutual funds	9,966	—	—	9,966
Equity securities	2,726	—	—	2,726
Debt securities	—	1	—	1
U.S. treasury obligations	19,593	—	—	19,593
Total securities owned — trading	32,454	1	—	32,455
Other assets	204,004	8,606	—	212,610
Total assets at fair value	$322,179	$8,607	$—	$330,786
Liabilities
Equity securities	$175	$—	$—	$175
Debt securities	—	158	—	158
Total securities sold, but not yet purchased	175	158	—	333
Total liabilities at fair value	$175	$158	$—	$333

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
The amortized cost, gross unrealized loss, and fair value of securities held-to-maturity were as follows (in thousands):

	September 30, 2018	December 31, 2017
Amortized cost	$13,005	$11,833
Gross unrealized loss	(123)	(86)
Fair value	$12,882	$11,747

At September 30, 2018, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$4,995	$8,010	$—	$13,005
U.S. government notes — at fair value	$4,961	$7,921	$—	$12,882

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.    Goodwill and Other Intangible Assets
A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2016	$1,365,838
Goodwill acquired	61,931
Balance at December 31, 2017	$1,427,769
Goodwill acquired	49,006
Balance at September 30, 2018	$1,476,775

The components of intangible assets were as follows at September 30, 2018 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	7.3	$651,642	$(303,823)	$347,819
Product sponsor relationships	7.4	234,086	(146,547)	87,539
Client relationships	6.2	19,133	(12,506)	6,627
Trade names	3.6	1,200	(770)	430
Total definite-lived intangible assets		$906,061	$(463,646)	$442,415
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$482,234
The components of intangible assets were as follows at December 31, 2017 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	8.0	$538,921	$(269,294)	$269,627
Product sponsor relationships	8.1	234,086	(137,615)	96,471
Client relationships	6.8	19,133	(11,477)	7,656
Trade names	4.3	1,200	(680)	520
Total definite-lived intangible assets		$793,340	$(419,066)	$374,274
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$414,093

Total amortization of intangible assets was $15.7 million and $9.4 million for the three months ended September 30, 2018 and 2017, respectively, and $44.6 million and $28.3 million for the nine months ended September 30, 2018 and 2017, respectively. Future amortization expense is estimated as follows (in thousands):

2018 - remainder	$15,673
2019	62,688
2020	62,297
2021	62,140
2022	61,340
Thereafter	178,277
Total	$442,415

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

8.    Debt
On September 21, 2017, LPLFH and LPLH entered into a second amendment (the “Amendment”) to its amended and restated credit agreement, dated March 10, 2017 (as amended by that certain amendment agreement, dated as of June 20, 2017, the Amendment, and as further amended to date, the “Credit Agreement”), and repriced its existing $500.0 million senior secured revolving credit facility and $1,695.8 million senior secured Term Loan B facility. Additionally, LPLH raised $400.0 million in aggregate principal amount of notes (the “Additional Notes”), which were issued above par at 103.0% as an add-on to the Original Notes (as defined below).
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s outstanding long-term borrowings as of the dates below were as follows (dollars in thousands):

	September 30, 2018			December 31, 2017
Long-Term Borrowings	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Revolving Credit Facility	$—	LIBOR+125bps	—%	$—	LIBOR+125bps	—%	9/21/2022
Senior Secured Term Loan B(1)	1,485,000	LIBOR+225 bps	4.42%	1,496,250	LIBOR+225 bps	3.81%	9/21/2024
Senior Unsecured Notes(1)(2)	900,000	Fixed Rate	5.75%	900,000	Fixed Rate	5.75%	9/15/2025
Total long-term borrowings	2,385,000			2,396,250
Plus: Unamortized Premium	10,458			11,584
Less: Unamortized Debt Issuance Cost	(20,345)			(22,812)
Net Carrying Value	$2,375,113			$2,385,022
_____________________

(1)	No leverage or interest coverage maintenance covenants.

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
As of September 30, 2018, LPLH also had $10.6 million of irrevocable letters of credit, with an applicable interest rate margin of 1.25%, which were supported by the Company’s revolving credit facility.
The Credit Agreement subjects the Company to certain non-financial covenants for the benefit of the revolving credit facility and Term Loan B facility. As of September 30, 2018, the Company was in compliance with such covenants.
Bank Loans Payable
The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200 million limit, and allows for both collateralized and uncollateralized borrowings. The lines were not utilized during the three months ended September 30, 2018. The Company drew $160 million on one of the lines of credit at an interest rate of 2.99% during the nine months ended September 30, 2018. There were no balances outstanding at September 30, 2018 or December 31, 2017.
9.    Commitments and Contingencies
Leases
The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $4.8 million and $4.8 million for the three months ended September 30, 2018 and 2017, respectively, and $14.3 million and $15.3 million for the nine months ended September 30, 2018 and 2017, respectively.
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded commitments at September 30, 2018.
Legal & Regulatory Matters
The Company is subject to extensive regulation and supervision by United States federal and state agencies and various self-regulatory organizations. The Company and its advisors periodically engage with such agencies and organizations, in the context of examinations or otherwise, to respond to inquiries, informational requests, and investigations. From time to time, such engagements result in regulatory complaints or other matters, the resolution of which has in the past and may in the future include fines, customer restitution and other remediation. Assessing the probability of a loss occurring and the amount of any loss related to a legal proceeding or regulatory matter is inherently difficult. While the Company exercises significant and complex judgments to make certain estimates presented in its consolidated financial statements, there are particular uncertainties and complexities involved when assessing the potential outcomes of legal proceedings and regulatory matters. The Company’s assessment process considers a variety of factors and assumptions, which may include: the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts; potential opportunities for settlement and the status of any settlement discussions; as well as the potential for insurance coverage and indemnification, if available. The Company monitors these factors and assumptions for new developments and re-assesses the likelihood that a loss will occur and the estimated range or amount of loss, if those amounts can be reasonably determined. The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated. Many of these losses are covered by third-party insurance or self-insurance through the Company's captive insurance subsidiary, as discussed below.
On May 1, 2018 the Company agreed to a settlement structure with the North American Securities Administrators Association related to the Company's historical compliance with certain state “blue sky” laws. The Company is in the process of entering into separate administrative orders with 53 jurisdictions, which would result in aggregate fines of approximately $26.4 million. As part of the settlement structure, the Company agreed to engage independent third party consultants to conduct a historical review of certain equity and fixed income securities transactions, as well as an operational review of its systems for complying with blue sky securities registration requirements. The Company also agreed to offer remediation to customers who purchased certain equity and fixed-income securities since October 2006. As of the date of this quarterly report, the Company expects to incur costs related to this matter over the next few years, and it expects the majority of these costs to be covered by its captive insurance subsidiary, which had adequate loss reserves as of September 30, 2018.
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
Self-Insurance
The Company has self-insurance for certain potential liabilities, including various errors and omissions liabilities, through a wholly-owned captive insurance subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated loss accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends used to estimate these loss reserves. As of September 30, 2018, self-insurance liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2018.
Other Commitments
As of September 30, 2018, the Company had approximately $293.5 million of client margin loans that were collateralized with securities having a fair value of approximately $410.9 million that the Company can re-pledge, loan, or sell. Of these securities, approximately $56.5 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of September 30, 2018, there were no restrictions that materially limited the Company’s ability to re-pledge, loan, or sell the remaining $354.3 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $4.7 million and $6.5 million pledged to clearing organizations at September 30, 2018 and December 31, 2017, respectively.
10.    Stockholders’ Equity
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s board of directors (“Board of Directors”) as well as certain limits under the Credit Agreement and the Indenture. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2018		2017
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$22.6	$0.25	$22.6
Second quarter	$0.25	$22.3	$0.25	$22.6
Third quarter	$0.25	$21.9	$0.25	$22.5
Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the unaudited condensed consolidated statements of financial condition. As of September 30, 2018, the Company was authorized to purchase up to an additional $200.0 million of shares pursuant to share repurchase programs approved by the Board of Directors.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company had the following activity under its approved share repurchase program (in millions, except share and per share data):

	2018
	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)
First quarter	967,500	$62.84	$60.8
Second quarter	1,791,493	$65.20	$116.8
Third quarter	1,849,027	$66.24	$122.5
	4,608,020	$65.12	$300.1
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
As of September 30, 2018, there were 20,055,945 shares authorized for grant under the 2010 Plan. There were 6,630,320 shares reserved for issuance upon exercise or conversion of outstanding awards granted, and 6,484,606 shares remaining available for future issuance, under the 2010 Plan as of September 30, 2018.
Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee and officer stock options granted during the nine months ended September 30, 2018:

Expected life (in years)	5.43
Expected stock price volatility	34.80%
Expected dividend yield	1.71%
Risk-free interest rate	2.66%
Fair value of options	$19.86

The following table summarizes the Company’s stock option and warrant activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2017	4,866,499	$31.73
Granted	478,824	$65.55
Exercised	(1,218,087)	$33.95
Forfeited and Expired	(208,091)	$37.81
Outstanding — September 30, 2018	3,919,145	$34.85	5.79	$116,683
Exercisable — September 30, 2018	2,682,517	$31.07	4.54	$89,711
Exercisable and expected to vest — September 30, 2018	3,857,324	$34.50	5.73	$116,157

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information about outstanding stock options and warrants as of September 30, 2018:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$18.01 - $25.00	1,305,007	$20.54	5.32	947,556	$20.72
$25.01 - $30.00	397,714	$28.95	3.75	395,640	$28.94
$30.01 - $35.00	706,538	$33.13	3.07	706,538	$33.13
$35.01 - $45.00	665,708	$39.62	8.24	224,812	$39.77
$45.01 - $55.00	405,955	$48.72	6.08	405,955	$48.72
$55.01 - $71.00	438,223	$65.55	9.41	2,016	$65.50
	3,919,145	$34.85	5.79	2,682,517	$31.07

The Company recognized share-based compensation related to the vesting of stock options awarded to employees and officers of $2.5 million and $2.0 million during the three months ended September 30, 2018 and 2017, respectively, and $6.5 million and $5.8 million during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $9.4 million, which is expected to be recognized over a weighted-average period of 1.98 years.
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units, and performance stock units, for the nine months ended September 30, 2018:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested — December 31, 2017	12,796	$39.73	957,123	$32.81
Granted	7,057	$70.26	333,061	$69.60
Vested	(12,796)	$39.73	(361,535)	$34.41
Forfeited	—	$—	(69,881)	$39.04
Nonvested — September 30, 2018	7,057	$70.26	858,768	$45.89
Expected to vest — September 30, 2018	7,057	$70.26	800,959	$44.78

The Company grants restricted stock awards and deferred stock units to its directors, restricted stock units to its employees and officers, and performance stock units to its officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in our shares outstanding upon grant and have the same dividend and voting rights as our common stock. The Company recognized $3.6 million and $2.7 million of share-based compensation related to the vesting of restricted stock awards and stock units during the three months ended September 30, 2018 and 2017, respectively, and $10.6 million and $8.9 million during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, total unrecognized compensation cost for restricted stock awards and stock units was $19.6 million, which is expected to be recognized over a weighted-average remaining period of 2.14 years.
The Company also grants restricted stock units to its advisors and to financial institutions. The Company recognized share-based compensation of $1.0 million and $2.3 million related to the vesting of these awards during the three months ended September 30, 2018 and 2017, respectively, and $5.5 million and $5.3 million during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, total unrecognized

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

compensation cost for restricted stock units granted to advisors and financial institutions was $5.8 million, which is expected to be recognized over a weighted-average remaining period of 1.79 years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$106,865	$58,142	$319,161	$174,765

Basic weighted-average number of shares outstanding	87,426	89,967	88,841	90,029
Dilutive common share equivalents	2,452	2,075	2,606	1,998
Diluted weighted-average number of shares outstanding	89,878	92,042	91,447	92,027

Basic earnings per share	$1.22	$0.65	$3.59	$1.94
Diluted earnings per share	$1.19	$0.63	$3.49	$1.90

The computation of diluted earnings per share excludes stock options, warrants, and stock units that are anti-dilutive. For the three months ended September 30, 2018 and 2017, stock options, warrants, and stock units representing common share equivalents of 439,156 shares and 1,168,772 shares, respectively, were anti-dilutive. For the nine months ended September 30, 2018 and 2017, stock options, warrants, and restricted stock units representing common share equivalents of 377,583 shares and 2,098,029 shares, respectively, were anti-dilutive.
13.    Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (H.R. 1), the tax reform bill (the "Tax Act"), was signed into law. The Tax Act provided a permanent reduction in the Company's federal corporate income tax rate from 35% to 21% effective January 1, 2018.
The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, settlement contingencies, tax credits and other permanent differences in tax deductibility of certain expenses. These items resulted in effective tax rates of 27.5% and 39.8% for the three months ended September 30, 2018 and 2017, respectively, and 25.8% and 38.6% for the nine months ended September 30, 2018 and 2017, respectively.
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
The Company recognized revenue for services provided to these related parties of $1.0 million and $0.7 million during the three months ended September 30, 2018 and 2017, respectively, and $2.6 million and $2.2 million during the nine months ended September 30, 2018 and 2017, respectively. The Company incurred expenses for the services provided by these related parties of $0.6 million during the three months ended September 30, 2018 and there were no related party expenses for the same period in 2017. The Company incurred expenses for the services provided by these related parties of $1.8 million and $0.1 million during the nine months ended September 30, 2018

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

and 2017, respectively. As of September 30, 2018 and 2017, receivables and payables to related parties were not material.
15.    Net Capital and Regulatory Requirements
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also provide that the broker-dealer's capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $166.1 million with a minimum net capital requirement of $8.5 million as of September 30, 2018.
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to PTC’s operations.
As of September 30, 2018 and December 31, 2017, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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
17.    Subsequent Events
On October 23, 2018, the Board of Directors declared a cash dividend of $0.25 per share on the Company's outstanding common stock to be paid on November 26, 2018 to all stockholders of record on November 8, 2018.

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
At September 30, 2018, the fair value of our trading securities owned was $32.5 million. Securities sold, but not yet purchased were immaterial at September 30, 2018. The fair value of securities included within other assets was $212.6 million at September 30, 2018. See Note 5. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased, and other assets. See Note 6. Held-to-Maturity Securities, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of September 30, 2018, $1.49 billion of our outstanding debt under our Credit Agreement was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned are subject to the same, but off-setting interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve month period (in thousands):

	Outstanding Variable Interest Rates at September 30, 2018	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facilities		Points	Points	Points	Points
Term Loan B	$1,485,000	$1,476	$3,689	$7,379	$14,757
Revolving Credit Facility	—	—	—	—	—
Variable Rate Debt Outstanding	$1,485,000	$1,476	$3,689	$7,379	$14,757
See Note 8. Debt, within the notes to the unaudited condensed consolidated financial statements for additional information.
Our interest rate risk is mitigated in part by having the interest rate for a portion of the Term Loan B debt, $742.5 million, fixed for three months and the remaining portion, $742.5 million, fixed for six months. At the end of each of these periods the rates will be locked in at the then current rate for one, two, three, six, or twelve months as allowed under the Credit Agreement. The effect of these interest rate locks are not included in the table above.

As of September 30, 2018 we offered our advisors and their clients three primary cash sweep vehicles that are interest rate sensitive: our insured cash account (“ICA”) for individuals, trusts and sole proprietorships, and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts, and other organizations, an insured deposit cash account (“DCA”) for advisory individual retirement accounts, and a money market sweep vehicle involving multiple money market fund providers. While clients earn interest for balances on deposit in ICA and DCA, we earn a fee. Our fees from ICAs are based on prevailing interest rates in the current interest rate environment. The fees that we receive from the DCA vehicle are calculated as a per account fee; such fees increase as the federal funds target rate increases, subject to a cap. The fees we receive on cash balances in our advisors’ client accounts in money market funds, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the bank deposit sweep vehicles are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicle relative to other products into which clients may move cash balances.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in clients’ accounts is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the nine months ended September 30, 2018 and 2017. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (millions)
July 1, 2018 through July 31, 2018	450,690	$66.23	450,690	$292.6
August 1, 2018 through August 31, 2018	1,145,664	$66.42	1,145,664	$216.5
September 1, 2018 through September 30, 2018	252,673	$65.43	252,673	$200.0
Total	1,849,027		1,849,027
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

LPL Financial Holdings Inc.
Date:	October 30, 2018	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	October 30, 2018	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer