Form 10-K
period 2018-12-31
LPL Financial Holdings Inc.
filed 2019-02-26
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2018, the aggregate market value of the voting stock held by non-affiliates of the registrant was $5.8 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

The number of shares of common stock, par value $0.001 per share, outstanding as of February 19, 2019 was 84,450,439.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

i

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly, and current reports, proxy statements, and other information required by the Securities Exchange Act of 1934, as amended (“Exchange Act”), with the Securities and Exchange Commission ("SEC"). Our SEC filings are available to the public from the SEC’s internet site at SEC.gov.
On our internet site, LPL.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Hard copies of all such filings are available free of charge by request via email (investor.relations@lpl.com), telephone (617) 897-4574, or mail (LPL Financial Investor Relations at 75 State Street, 22nd Floor, Boston, MA 02109). The information contained or incorporated on our website is not a part of this Annual Report on Form 10-K.
When we use the terms “LPLFH,” "LPL," “we,” “us,” “our,” and the “Company,” we mean LPL Financial Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K regarding the Company's future financial and operating results, outlook, growth, plans, business strategies, liquidity, future indebtedness, future share repurchases, and future dividends, including statements regarding future resolution of regulatory matters, legal proceedings and related costs, future revenue and expenses, and projected savings and anticipated improvements to the Company's operating model, services, and technologies as a result of its initiatives, programs and/or acquisitions, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company's historical performance and its plans, estimates, and expectations as of February 26, 2019. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; changes in interest rates and fees payable by banks participating in the Company's cash sweep programs, including the Company's success in negotiating agreements with current or additional counterparties; the Company's success and strategy in managing cash sweep program fees; fluctuations in the levels of brokerage and advisory assets, including net new assets, and the related impact on revenue; effects of competition in the financial services industry; the success of the Company in attracting and retaining financial advisors and institutions, and their ability to market effectively financial products and services; whether retail investors served by newly-recruited advisors choose to move their respective assets to new accounts at the Company; changes in growth and profitability of the Company’s fee-based business, including the Company's centrally managed advisory platform; the effect of current, pending, and future legislation, regulation, and regulatory actions, including disciplinary actions imposed by federal and state regulators and self-regulatory organizations; the cost of settling and remediating issues related to regulatory matters or legal proceedings, including actual costs of reimbursing customers for losses in excess of our reserves; changes made to the Company's services and pricing, including in response to current, pending, and future legislation, regulation, and regulatory actions, and the effect that such changes may have on the Company's gross profit streams and costs; execution of the Company's capital management plans, including its compliance with the terms of its credit agreement and the indenture governing its senior notes; the price, the availability of shares, and trading volumes of the Company's common stock, which will affect the timing and size of future share repurchases by the Company; execution of the Company's plans and its success in realizing the synergies, expense savings, service improvements or efficiencies expected to result from its initiatives and programs, including its acquisitions of AdvisoryWorld and the broker-dealer network of National Planning Holdings, Inc. and its expense plans and technology initiatives; the performance of third-party service providers to which business processes are transitioned; the Company's ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; and the other factors set forth in Part I, “Item 1A. Risk Factors.” Except as required by law, the Company specifically disclaims any obligation to update any forward-

ii

looking statements as a result of developments occurring after the date of this Annual Report on Form 10-K, even if its estimates change, and you should not rely on statements contained herein as representing the Company's views as of any date subsequent to the date of this Annual Report on Form 10-K.

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
We began operations through LPL Financial LLC, our broker-dealer subsidiary (“LPL Financial”), in 1989. LPL Financial Holdings Inc., which is the parent company of our collective businesses, was incorporated in Delaware in 2005. LPL Financial is a clearing broker-dealer and an investment advisor that primarily transacts business as an agent for our advisors on behalf of their clients by providing access to a broad array of financial products and services. Through our subsidiary The Private Trust Company, N.A. (“PTC”), we offer trust administration, investment management oversight, and Individual Retirement Account (“IRA”) custodial services for estates and families. Through our subsidiary AdvisoryWorld, we offer technology products, including proposal generation, investment analytics and portfolio modeling, to both our advisors and external clients in the wealth management industry. Fortigent Holdings Company, Inc. and its subsidiaries (“Fortigent”) provide solutions and consulting services to registered investment advisors, banks, and trust companies serving high-net-worth clients. Our subsidiary, LPL Insurance Associates, Inc. (“LPLIA”), operates as a brokerage general agency that offers life and disability insurance sales and services.
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
We work alongside advisors to navigate complex market and regulatory environments and strive to empower them to create the best outcomes for investors. In addition, we make meaningful investments in technology and services to support the growth, productivity, and efficiency of advisors across a broad spectrum of business models as their practices evolve. Our advisors are a community of diverse, entrepreneurial financial services professionals. They build long-term relationships with their clients in communities across the United States by guiding them through the complexities of investment decisions, retirement solutions, financial planning, and wealth management. Our advisors support approximately 5.4 million client accounts. Our services are designed to support the evolution of our advisors’ businesses over time and to adapt as our advisors' needs change.
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
LPL Financial also supports over 420 independent RIA firms that conduct their business through separate entities ("Hybrid RIAs") with over 5,000 advisors who conduct their advisory business through these separate entities, rather than through LPL Financial. Hybrid RIAs operate pursuant to the Investment Advisers Act of 1940, as amended (the "Advisers Act") or their respective states' investment advisory licensing rules. These Hybrid RIAs engage us for technology, clearing, and custody services, as well as access to our investment platforms. Advisors associated with Hybrid RIAs retain 100% of their advisory fees. In return, we charge separate fees for custody, trading, administrative, and support services. In addition, most financial advisors associated with Hybrid RIAs carry their brokerage license with LPL Financial and access our fully-integrated brokerage platform under standard terms, although some financial advisors associated with Hybrid RIAs do not carry a brokerage license with us.
We believe we are the market leader in providing support to over 2,500 financial advisors at approximately 800 banks and credit unions nationwide. The core capabilities of these institutions may not include investment and financial planning services, or they may find the technology, infrastructure, and regulatory requirements of supporting such services to be cost-prohibitive. For these institutions, we provide their financial advisors with the infrastructure and services they need to be successful, allowing the institutions to focus more attention and capital on their core businesses.
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
Comprehensive Clearing and Compliance Services
We provide custody and clearing services for the majority of our advisors’ transactions, and seek to offer a simplified and streamlined advisor experience and expedited processing capabilities. Our self-clearing platform enables us to control client data, more efficiently process and report trades, facilitate platform development, reduce costs, and ultimately enhance the service experience for our advisors and their clients. Our self-clearing platform also enables us to serve a wide range of advisors, including those associated with Hybrid RIAs.
We continue to make substantial investments in our compliance function to provide our advisors with a strong framework through which to understand and operate within regulatory guidelines, as well as guidelines that we establish. Protecting the best interests of investors and our affiliated advisors is of utmost importance to us. As the financial industry and regulatory environment evolve and become more complex, we remain devoted to serving our advisors ethically and well. We have made a long-term commitment to enhancing our risk management and compliance structure, as well as our technology-based compliance and risk management tools, in order to further enhance the overall effectiveness and scalability of our control environment.
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
Commission-Based Products
Commission-based products are those for which we and our advisors receive an upfront commission and, for certain products, a trailing commission, or a mark-up or mark-down. Our brokerage offerings include variable and fixed annuities, mutual funds, equities, alternative investments such as non-traded real estate investment trusts and business development companies, retirement and 529 education savings plans, fixed income, and insurance. As of December 31, 2018, the total brokerage assets in our commission-based products were $346.0 billion. We regularly review the structure and fees of our commission-based products in the context of retail investor preferences and the changing regulatory environment.
Fee-Based Advisory Platforms and Support
LPL Financial has various fee-based advisory platforms that provide centrally managed or customized solutions from which advisors can choose to meet the investment needs of their clients, including wrap-fee programs, mutual fund asset allocation programs, an advisor-enhanced digital advice program, advisory programs offered by third-party investment advisor firms, financial planning services, and retirement plan consulting services. The fee structure of our platforms enables our advisors to provide their clients with higher levels of service, while establishing a recurring revenue stream for the advisor and for us. Our fee-based platforms provide access to mutual funds, exchange-traded funds, stocks, bonds, certain option strategies, unit investment trusts, and institutional money managers and no-load multi-manager variable annuities. As of December 31, 2018, the total advisory assets under custody in these platforms, through both our corporate RIA platform and Hybrid RIAs, were $282.0 billion.
Cash Sweep Programs
We assist our advisors in managing their clients’ cash balances through three primary cash sweep programs: a money market sweep vehicle involving money market fund providers and two insured sweep vehicles involving banks. As of December 31, 2018, the total assets in our cash sweep programs, which are held within brokerage and advisory accounts, were approximately $34.9 billion. The balance in insured cash account vehicles was $24.8 billion, deposit cash account vehicles was $5.1 billion and money market vehicles was $4.9 billion.
Other Services
We provide a number of tools and services that enable advisors to maintain and grow their practices. Through our subsidiary PTC, we provide custodial services to trusts for estates and families. Under our unique model, an advisor may provide a trust with investment management services, while administrative services for the trust are provided by PTC. We also offer retirement solutions for commission- and fee-based services that allow advisors to provide brokerage services, consultation, and advice to retirement plan sponsors using LPL Financial. Finally, we offer proposal generation, investment analytics and portfolio modeling capabilities to both our advisors and external clients in the wealth management industry through our subsidiary AdvisoryWorld.

Our Financial Model
Our overall financial performance is a function of the following dynamics of our business:

•
Our revenues stem from diverse sources, including advisor-generated commission and advisory fees, as well as other asset-based fees from product manufacturers, omnibus, networking services, cash sweep balances, and transaction and other fees for other ancillary services that we provide. Revenues are not concentrated by advisor, product, or geography. For the year ended December 31, 2018, no single relationship with our independent advisor practices, banks, credit unions, or insurance companies accounted for more than 7% of our net revenues, and no single advisor accounted for more than 2% of our net revenues.

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

Flexibility of Our Business Model
Our business model allows our advisors the freedom to choose how they conduct their business, subject to certain regulatory parameters, which has helped us attract and retain advisors from multiple channels, including wire houses, regional broker-dealers, and other independent broker-dealers. Our platform can accommodate a variety of independent advisor business models, including independent financial advisors and Hybrid RIAs. The flexibility of our business model enables our advisors to transition among the independent advisor business models and product mix as their business evolves and preferences change within the market or their client base. Our business model provides advisors with a multitude of customizable service and technology offerings that allow them to increase their efficiency, focus on their clients, and grow their practice.
Our Sources of Growth
We believe we can increase our revenue and profitability by benefiting from favorable industry trends and by executing strategies to accelerate our growth beyond that of the broader markets in which we operate.
Favorable Industry Trends
Growth in Investable Assets
Over the past five years assets serviced in the market segments in the United States that we address grew 9.9% per year, while retirement assets are expected to grow 4.7% per year over the next five years (in part due to the retirement of the baby boomer generation and the resulting assets that are projected to flow out of retirement plans and into IRAs). In addition, IRA assets are projected to grow from $9.8 trillion as of 2018 to $12.6 trillion by 2022.
____________________

(1)	The Cerulli Report: The State of U.S. Retail and Institutional Asset Management 2018.

(2)	The Cerulli Report: U.S. Retirement Markets 2018.
Increasing Demand for Independent Financial Advice
Retail investors, particularly in the mass-affluent market, are increasingly seeking financial advice from independent sources. We are highly focused on helping independent advisors meet the needs of the mass-affluent market, which constitutes a significant and underserved portion of investable assets.
Advisor Migration to Independent Channels
Independent channels continue to gain market share from captive channels. We believe that we are not just a beneficiary of this secular shift, but an active catalyst in the movement to independence. There is an increased shift towards advisors seeking complete independence by forming an RIA firm and registering directly with the SEC or state securities regulators. This shift has led to significant growth in the number of advisors associated with Hybrid RIAs and independent RIA firms.

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
Attracting New Advisors to Our Platform
We intend to grow the number of advisors who are served by our platform — either those who are independent or who are aligned with financial institutions. Cerulli Associates estimates there are 311,927 financial advisors in the United States, of which we have a 5.2% market share, and we believe we are uniquely positioned to attract seasoned advisors of any practice size and from any of the channels listed below.

Channel	Advisors	% of Market
Independent Broker-Dealer(1)	60,564	19.4%
Insurance Broker-Dealer	75,863	24.3%
Wire House	46,402	14.9%
National and Regional Broker-Dealer	40,896	13.1%
Independent RIA(1)	36,852	11.8%
Retail Bank Broker-Dealer	23,373	7.5%
Hybrid RIAs(1)	27,977	9.0%
Total	311,927	100.0%
____________________

(1)
The 27,977 advisors classified as "Hybrid RIAs" are advisors who are both licensed through independent broker-dealers and registered as investment advisors. The Hybrid RIAs are excluded from the Independent Broker-Dealer and Independent RIA categories in the table above.

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
•Independent RIA firms, which are registered with the SEC or through their respective states' investment advisory regulator and not through a broker-dealer, may choose from a number of third-party firms to provide custodial services. Our significant competitors in this space include:

◦Charles Schwab & Co.
◦Fidelity Brokerage Services LLC
◦TD Ameritrade
Those competitors that do not offer a complete clearing solution for advisors are frequently supported by third-party clearing and custody oriented firms. Pershing LLC, a subsidiary of Bank of New York Mellon; National Financial Services LLC, a subsidiary of Fidelity Investments; and J.P. Morgan Clearing Corp., a subsidiary of J.P. Morgan Chase & Co., offer custodial services and technology solutions to independent firms and RIAs that are not self-clearing. These clearing firms and their affiliates and other providers also offer an array of service, technology and reporting tools. Albridge Solutions, a subsidiary of Bank of New York Mellon, Advent Software, Inc., Envestnet, Inc., and Morningstar, Inc., provide an array of research, analytics, and reporting solutions.
Our advisors compete for clients with financial advisors of brokerage firms, banks, insurance companies, asset management, and investment advisory firms. In addition, they also compete with a number of firms offering direct-to-investor online financial services and discount brokerage services, such as Charles Schwab & Co, E*TRADE, and Fidelity Brokerage Services LLC.
Employees
As of December 31, 2018, we had 4,229 full-time employees. None of our employees are subject to collective bargaining agreements governing their employment with us. We build deep expertise by attracting talented employees from a variety of fields and developing that talent into future leaders of our business and our industry. Our continued growth is dependent, in part, on our ability to be an employer of choice and an organization that recruits and retains talented employees who best fit our culture and business needs. We offer ongoing learning opportunities and programs that empower employees to grow in their professional development and careers. We provide comprehensive compensation and benefits packages, as well as financial education tools to assist our employees as they plan for their future.
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
Regulators make periodic examinations and inquiries of us, and review annual, monthly, and other reports on our operations, track record, and financial condition. Regulatory actions brought against us alleging violations of applicable laws, rules and regulations could result in censures, penalties and fines, settlements, disgorgement of profits, restitution to customers, remediation, or the issuance of cease-and-desist orders. Such actions could also result in the restriction, suspension, or expulsion from the securities industry of us or our financial advisors, officers or employees. We also may incur substantial expenses, damage to our reputation, or similar adverse consequences in connection with any such actions by the SEC, FINRA, the U.S. Department of Labor ("DOL") or state securities regulators, regardless of the outcome.
LPL Financial's margin lending is regulated by the Federal Reserve Board’s restrictions on lending in connection with client purchases and short sales of securities, and FINRA rules also require LPL Financial to impose maintenance requirements based on the value of securities contained in margin accounts. In many cases, our margin policies are more stringent than these rules.
Significant new rules and regulations continue to arise as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010. Provisions of the Dodd-Frank Act that have not been implemented, but may affect our business in the future include, but are not limited to, the potential implementation of a more stringent fiduciary standard for broker-dealers and the potential establishment of a new self-regulatory organization (“SRO”) for investment advisors. Compliance with these provisions could require us to review our product and service offerings for potential changes and would likely result in increased compliance costs. Moreover, to the extent the Dodd-Frank Act affects the operations, financial condition, liquidity, and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that the Dodd-Frank Act or other new rules or regulations will have on us, the financial industry, and the economy cannot be known until all applicable regulations called for under the Dodd-Frank Act have been finalized and implemented.
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
Retirement Plan Services Regulation
Certain subsidiaries, including LPL Financial, PTC, and LPLIA, are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and Section 4975 of the Internal Revenue Code of 1986, as amended (the "Code"), and to regulations promulgated under ERISA or the Code, insofar as the subsidiaries provide services with respect to plan clients, or otherwise deal with plan clients that are subject to ERISA or the Code. ERISA imposes certain duties on persons who are "fiduciaries" (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with or breaches of these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary and criminal penalties as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving "plans" (as defined in Section 4975(e)(1), which include, for example, IRAs and certain Keogh plans) and service providers, including fiduciaries (as defined in Section 4975(e)(3)), to such plans. Section 4975 imposes excise taxes for violations of these prohibitions.
These regulations were significantly broadened and became more onerous under the DOL rule on conflicts of interest (Definition of the Term "Fiduciary", Conflicts of Interest Rule-Retirement Investment Advice (“DOL Rule”)), which became applicable in June 2017. The DOL Rule was retroactively invalidated in June 2018, however, as a result of a mandate issued by the U.S. Court of Appeals for the Fifth Circuit. Although the DOL Rule no longer applies, we expect the DOL will remain engaged in its regulation of accounts subject to ERISA and the Code, including continued focus on enforcement with respect to ERISA plans and the possibility of future rulemaking. The

DOL’s actions could result in legal, compliance, information technology, and other costs and could lead to a greater risk of client lawsuits and enforcement activity by the DOL. The effect of DOL regulation on our retirement plan business cannot now be anticipated or planned for, but may have further impacts on our products and services, and results of operations.
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
The SEC, FINRA, the CFTC, and the NFA impose rules that require notification when net capital falls below certain predefined criteria. These broker-dealer capital rules also dictate the ratio of debt to equity in regulatory capital composition and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, then certain notice requirements to the regulators are required and the broker-dealer may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators ultimately could lead to the broker-dealer’s liquidation. Additionally, the net capital rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital, and require prior notice to the SEC and FINRA for certain capital withdrawals. LPL Financial, which is subject to net capital rules, has been and currently is in compliance with those rules and has net capital in excess of the minimum requirements.
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
Security and Privacy
Regulatory activity in the areas of privacy and data protection continues to grow worldwide and is generally being driven by the growth of technology and related concerns about the rapid and widespread dissemination and use of information. To the extent they are applicable to us, we must comply with federal and state information-related laws and regulations in the United States, including the Gramm-Leach-Bliley Act of 1999, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and Regulation S-ID, as well as the California Consumer Protection Act and further potential federal and state requirements.
Financial Information about Geographic Areas
Our revenues for the periods presented were derived from our operations in the United States.
Trademarks
Access Overlay®, BranchNet®, CLIENTWORKS®, Fortigent®, LPL®, LPL Career Match®, LPL Financial (& Design)®, Manager Access Network®, Manager Access Select®, OMP®, and SPONSORWORKS® are our registered trademarks, and ADVISORYWORLD, CLIENTWORKS CONNECTED and THE PRIVATE TRUST COMPANY, N.A. (& Design) are among our service marks.

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
In 2017, certain wire houses announced their withdrawal as signatories to an industry broker recruiting protocol, compliance with which protects financial advisors who move from one brokerage firm to another from risk of legal action from their prior brokerage firm. As firms withdraw from the protocol, we could become engaged in more litigation related to our recruiting of advisors from firms which are not signatories to the protocol. In addition, financial advisors from such firms may be more reluctant to consider joining us and, if they do, they may be less successful in transitioning their clients’ assets to our platforms than financial advisors who join us from firms that are signatories to the protocol. As a result, developments with regard to the protocol could negatively impact our recruiting results or could lead to increased litigation.
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
Our revenues are exposed to interest rate risk primarily from changes in fees payable to us from banks participating in our cash sweep programs, which are generally based on prevailing interest rates. Our revenue from our cash sweep programs has declined in the past as a result of a low interest rate environment, and our revenue may decline in the future due to decreases in interest rates, decreases in cash sweep balances or mix shifts among the current or future cash sweep and money market vehicles that we offer. Although the Federal Reserve has incrementally raised the federal funds rate in recent years, there can be no assurance that it will continue to do so, and a reversal of this trend would adversely affect our results. Our revenue from our cash sweep programs also depends on our success in negotiating favorable terms in current and future agreements with banks and money market fund providers participating in our programs, as well as our success in offering competitive products, program fees and interest rates payable to clients. The expiration of contracts with favorable pricing terms, less favorable terms in future contracts with participants in our cash sweep programs or changes in the cash sweep or money market vehicles that we offer, could result in declines in our revenue. A sustained low interest rate environment may also have a negative impact upon our ability to negotiate contracts with new banks or renegotiate existing contracts on comparable terms with banks participating in our cash sweep programs. If interest rates do not rise in accordance with management and market expectations, or if balances or yields in our cash sweep programs decrease, future revenues from our cash sweep programs may be lower than expected.
Any damage to our reputation could harm our business and lead to a loss of revenues and net income.
We have spent many years developing our reputation for integrity and client service, which is built upon our support for our advisors through: enabling technology, comprehensive clearing and compliance services, practice management programs and training, and independent research. Our ability to attract and retain advisors and employees is highly dependent upon external perceptions of our level of service, business practices, and financial condition. Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including:

•	litigation or regulatory actions;

•	failing to deliver acceptable standards of service and quality;

•	compliance failures; and

•	unethical behavior and the misconduct of employees, advisors, or counterparties.
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
The outcomes of any such legal or regulatory proceedings, including inquiries, investigations and enforcement proceedings by the SEC, FINRA, DOL and state securities regulators, are difficult to predict. A negative outcome in such a matter could result in substantial legal liability, censures, penalties and fines, disgorgement of profits, restitution to customers, remediation, the issuance of cease-and-desist orders, or injunctive or other equitable relief against us. Further, such negative outcomes individually or in the aggregate may cause us significant reputational harm and could have a material adverse effect on our ability to recruit or retain financial advisors, or our results of operations, cash flows, or financial condition.
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
Moreover, new and developing state and federal regulatory requirements with respect to standards of care and other obligations, as discussed under "Risks Related to Our Regulatory Environment" below, may introduce new grounds for legal claims or enforcement actions against us in the future, including, in particular with respect to our brokerage services. We may also become subject to claims, allegations and legal proceedings that we infringe or misappropriate intellectual property or other proprietary rights of others. In addition, we may be subject to legal proceedings related to employment matters, including wage and hour, discrimination or harassment claims.

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
Misconduct and errors by our employees and our advisors could be difficult for us to detect and could result in violations of law by us, regulatory sanctions, or serious reputational or financial harm. Although we have designed policies and procedures to comply with applicable laws, rules, regulations and interpretations, we cannot always prevent misconduct and errors by our employees and our advisors, and the precautions we take to prevent and detect these activities may not be effective in all cases. Prevention and detection among our advisors, who are typically not our direct employees and some of whom tend to be located in small, decentralized offices, present additional challenges, particularly in the case of complex products or supervision of outside business activities. In addition, although we provide our advisors with requirements and recommendations for their office technology, we cannot fully control or monitor the extent of their implementation of our requirements and recommendations. Accordingly, we cannot assure that our advisors’ technology meets our standards, including with regard to information security and cybersecurity. We also cannot assure that misconduct or errors by our employees or advisors will not lead to a material adverse effect on our business, or that our errors and omissions insurance will be sufficient to cover such misconduct or errors.
Our insurance coverage may be inadequate or expensive.
We are subject to claims in the ordinary course of business. These claims may involve substantial amounts of money and involve significant defense costs. It is not always possible to prevent or detect activities giving rise to claims, and the precautions we take may not be effective in all cases.
We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, excess-SIPC, business interruption, cyber and data breach, errors and omissions, and fidelity bond insurance. We have self-insurance for certain potential liabilities through a wholly-owned captive insurance subsidiary. While we endeavor to self-insure and purchase coverage that is appropriate to our assessment of our risk, we are unable to predict with certainty the frequency, nature, or magnitude of claims for direct or consequential damages. Assessing the probability of a loss occurring and the timing and amount of any loss related to a regulatory matter or a legal proceeding is inherently difficult, and there are particular uncertainties and complexities involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured by our captive insurance subsidiary. In addition, certain types of potential claims for damages cannot be insured. Our business may be negatively affected if in the future some or all of our insurance proves to be inadequate or unavailable to cover our liabilities related to legal or regulatory matters. Such negative consequences could include additional expense and financial loss, which could be significant in amount. In addition, insurance claims may harm our reputation or divert management resources away from operating our business.
Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks.
We have adopted policies and procedures to identify, monitor and manage our operational risk. These policies and procedures, however, may not be effective and may not be adapted quickly enough to respond effectively to changed circumstances. Some of our compliance and risk evaluation functions depend upon information provided by others and public information regarding markets, clients, or other matters that are otherwise accessible by us. In some cases, however, that information may not be available, accurate, complete, or up-to-date. Also, because our advisors work in decentralized offices, additional risk management challenges may exist, including with regard to advisor office technology and information security practices. In addition, our existing policies and procedures and staffing levels may be insufficient to support a significant increase in our advisor population; such an increase may require us to increase our costs in order to maintain our compliance and risk management obligations or put a strain on our existing policies and procedures as we evolve to support a larger advisor population. If our policies and procedures are not effective or if we are not successful in capturing risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business and financial condition.

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
We operate on an open architecture product platform offering no proprietary financial products. To help our advisors meet their clients’ needs with suitable investment options, we have relationships with many of the industry-leading providers of financial and insurance products. We have sponsorship agreements with some manufacturers of fixed and variable annuities and mutual funds that, subject to the survival of certain terms and conditions, may be terminated by the manufacturer upon notice. If we lose our relationships with one or more of these manufacturers, our ability to serve our advisors and, in turn, their clients, and our business, may be materially adversely affected. As an example, certain variable annuity product sponsors have ceased offering and issuing new variable annuity contracts. If this trend continues, we could experience a loss in the revenue currently generated from the sale of such products. In addition, certain features of such contracts have been eliminated by variable annuity product sponsors. If this trend continues, the attractiveness of these products would be reduced, potentially reducing the revenue we currently generate from the sale of such products.
Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments.
We have made acquisitions and investments in the past and may pursue further acquisitions and investments in the future. These transactions are accompanied by risks. For instance, an acquisition could have a negative effect on our financial and strategic position and reputation or the acquired business could fail to further our strategic goals. We can provide no assurances that advisors who join LPL Financial through acquisitions or investments in advisor practices will remain at LPL Financial. Moreover, we may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. We may have a lack of experience in new markets, products or technologies brought on by the acquisition and we may have an initial dependence on unfamiliar supply or distribution partners. An acquisition may create an impairment of relationships with customers or suppliers of the acquired business or our advisors or suppliers. All of these and other potential risks may serve as a diversion of our management's attention from other business concerns, and any of these factors could have a material adverse effect on our business.
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

•	regulated by the DOL relative to its servicing of retirement plan accounts subject to ERISA and the Code; and

•	regulated by the CFTC with respect to the futures and commodities trading activities it conducts as an introducing broker.
The primary self-regulator of LPL Financial is FINRA. LPL Financial is also subject to state laws, including state “blue sky” laws, and the rules of Municipal Securities Rulemaking Board for its municipal securities activities. The CFTC has designated the NFA as LPL Financial’s primary regulator for futures and commodities trading activities.
The SEC, FINRA, DOL, the CFTC, the OCC, various securities and futures exchanges, and other United States and state-level governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws, regulations, or interpretations. There can be no assurance that other federal or state agencies will not attempt to further regulate our business or that specific interactions with foreign countries or foreign nationals will not trigger regulation in non-U.S. law in particular circumstances. These legislative and regulatory initiatives may affect the way in which we conduct our business and may make our business model less profitable.
Our ability to conduct business in the jurisdictions in which we currently operate depends on our compliance with the laws, rules, and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of the states and other jurisdictions in which we do business. Our ability to comply with all applicable laws, rules and regulations, and interpretations, is largely dependent on our establishment and maintenance of compliance, audit, and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit, supervisory, and risk management personnel. We cannot assure you that our systems and procedures are, or have been, effective in complying with all applicable laws, rules and regulations, and interpretations. In particular, the diversity of information security environments in which our services are offered makes it difficult to ensure a uniformly robust level of compliance. Regulators have in the past, and may in the future, raise concerns with respect to the quality, consistency or oversight of our compliance systems and programs, and our past or future compliance with applicable laws, rules and regulations. As of the date of this Annual Report on Form 10-K, we have a number of pending regulatory matters.
Violations of laws, rules or regulations and settlements in respect of alleged violations have in the past and     could in the future result in legal liability, censures, penalties and fines, disgorgement of profits, restitution to customers, remediation, the issuance of cease-and-desist orders or injunctive or other equitable relief against us, which individually or in the aggregate could negatively impact our financial results or adversely affect our ability to attract or retain financial advisors and institutions. Depending on the nature of the violation, we may be required to offer restitution or remediation to customers, and the costs of doing so could exceed our loss reserves.
We have established a captive insurance subsidiary that underwrites insurance for various regulatory and legal risks, although self-insurance coverage is not available for all matters. The availability of coverage depends on the nature of the claim and the adequacy of reserves, which depends in part on historical claims experience, including the actual timing and costs of resolving matters that begin in one policy period and are resolved in a subsequent period. Assessing the probability of a loss occurring and the timing and amount of any loss related to a regulatory matter or a legal proceeding is inherently difficult and requires significant and complex judgments, which may include the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts; potential opportunities for settlement and the status of any settlement discussions; as well as the potential for insurance coverage and indemnification, if available. There are particular uncertainties and complexities involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured by our captive insurance subsidiary. As a result, actual self-insurance liabilities could exceed our loss reserves, in which case coverage may not be available and we could incur material additional expense.
Regulatory developments could adversely affect our business by increasing our costs or making our business less profitable.
Our profitability could be affected by rules and regulations that impact the business and financial communities generally and, in particular, our advisors and their clients, including changes to the interpretation or enforcement of laws governing standards of care applicable to investment advice and recommendations, taxation, the classification of our independent advisors as independent contractors rather than our employees, trading, electronic commerce, privacy, data protection, and anti-money laundering. Failure to comply with these rules and regulations could subject us to regulatory actions or litigation and it could have a material adverse effect on our business, results of operations, cash flows, or financial condition.
New laws, rules and regulations, or changes to the interpretation or enforcement of existing laws, rules or regulations, could also result in limitations on the lines of business we conduct or plan to conduct, modifications to our current or future business practices, compressed margins, increased capital requirements, and additional costs. For example, Nevada has enacted, and other state legislatures (including New Jersey and Maryland) are considering, statutes that impose fiduciary standards and other obligations on broker-dealers and investment advisers operating in their states. Additionally, the SEC and Nevada have proposed regulations that would impose enhanced or additional standards of care and other obligations on broker-dealers and investment advisers, and New York recently adopted a best interest standard that will become applicable to the sale of certain annuity and insurance products beginning August 1, 2019. We expect that these laws and proposals, once finalized, could negatively impact our results, including by increasing our expenditures related to legal, compliance, information technology, and could result in other costs, including greater risks of client lawsuits and enforcement activity by regulators. These changes may also affect the array of products and services we offer to clients and the compensation that we and our advisors receive in connection with such products and services.
It is also unclear how and whether other regulators, including FINRA, the DOL, banking regulators, and other state securities and insurance regulators may respond to, or enforce elements of, these new regulations, or develop their own similar laws and regulations. The impacts, degree and timing of the effect of these laws and future regulations on our business cannot now be anticipated or planned for, and may have further impacts on our products and services, and the results of operations. Please consult the Retirement Plan Services Regulation section within Part I, "Item 1. Business" for specific information about risks associated with DOL regulations and related exemptions and their potential impact on our operations.
In addition, the Dodd-Frank Act enacted wide-ranging changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide for greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act remain subject to implementing regulations that are yet to be adopted by the applicable regulatory agencies. Provisions of the Dodd-Frank Act that have not been implemented, but yet may affect our business in the future include, but are not limited to, the potential implementation of a more stringent fiduciary standard for broker-dealers and the potential establishment of a new SRO for investment advisors. Compliance with these provisions could require us to review our product and service offerings for potential changes and would likely result in increased compliance costs. Moreover, to the extent the Dodd-Frank Act affects the operations, financial condition, liquidity, and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such applicable regulations called for under the Dodd-Frank Act have been finalized and implemented.
In sum, our profitability may be adversely affected by current and future rulemaking and enforcement activity by the various federal, state and self-regulatory organizations to which we are subject. The effect of these regulatory developments on our business cannot now be anticipated or planned for, but may have further impacts on our products and services, and results of operations.
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
The Americans with Disabilities Act is a federal law that prohibits discrimination on the basis of disability in public accommodations and employment. As federal and state standards evolve to require an increasing number of public spaces, including web-based applications, to be made accessible to the disabled, we could be required to make modifications to our internet-based applications or to our other client- or advisor-facing technologies, including our website, to provide enhanced or accessible service to, or make reasonable accommodations for, disabled persons. This adaptation of our websites and web-based applications and materials could result in increased costs and may affect the products and services we provide. Failure to comply with federal or state standards could result in litigation, including class action lawsuits.
Failure to comply with ERISA regulations and certain retirement plan regulations could result in penalties against us.
As discussed above, we are subject to ERISA and Section 4975 of the Code, and to regulations promulgated thereunder, insofar as we provide services with respect to plan clients, or otherwise deal with plan clients that are subject to ERISA or the Code. ERISA imposes certain duties on persons who are "fiduciaries" (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with or breaches of these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary and criminal penalties as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving “plans” (as defined in Section 4975(e)(1)), which include, for example, IRAs and certain Keogh plans, and service providers, including fiduciaries (as defined in Section 4975(e)(3)) to such plans. Section 4975 also imposes excise taxes for violations of these prohibitions. Our failure to comply with ERISA and the Code could result in significant penalties against us that could have a material adverse effect on our business (or, in a worst case, severely limit the extent to which we could act as fiduciaries for or provide services to these plans).
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
Many of our competitors have substantially greater resources than we do and may offer a broader range of services and financial products across more markets. Some operate in a different regulatory environment than we do, which may give them certain competitive advantages in the services they offer. For example, certain of our competitors only provide clearing services and consequently would not have any supervision or oversight liability relating to actions of their financial advisors. We believe that competition within our industry will intensify as a result of consolidation and acquisition activity and because new competitors face few barriers to entry, which could adversely affect our ability to recruit new advisors and retain existing advisors.
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
Our business relies extensively on electronic data processing, storage and communications systems. In addition to better serving our advisors and their clients, the effective use of technology increases efficiency and enables firms like ours to reduce costs and support our regulatory compliance and reporting functions. Our continued success will depend, in part, upon:

•	our ability to continue to invest significant resources on our technology systems in order to meet industry and regulatory standards and consumer preferences;

•	our ability successfully maintain and upgrade the capabilities of our systems;

•	our ability to address the needs of our advisors and their clients by using technology to provide products and services that satisfy their demands;

•	our ability to use technology effectively and securely to support our regulatory compliance and reporting functions;

•	our ability to comply with the changing landscape of laws and regulations that govern protection of personally identifiable information; and

•	our ability to retain skilled information technology employees.
Extraordinary trading volumes, malware, ransomware or attempts by hackers to introduce large volumes of fraudulent transactions into our systems, beyond reasonably foreseeable spikes in volumes, could cause our computer systems to operate at an unacceptably slow speed or even fail. Failure of our systems, which could result from these or other events beyond our control, or an inability or failure to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, unanticipated disruptions in our service, liability to our advisors or advisors' clients, compliance failures, regulatory sanctions, and damage to our reputation.
Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks, including personally identifiable information of advisors and their clients, as well as our employees. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, and networks are to some degree vulnerable to unauthorized access, human error, computer viruses, denial-of-service attacks, malicious code, spam attacks, phishing, ransomware or other forms of social engineering and other events that could impact the security, reliability, confidentiality, integrity and availability of our systems. To the extent third parties, such as product sponsors, also retain similarity sensitive information about our advisors or their clients, their systems may face similar vulnerabilities. We are not able to protect against these events completely given the rapid evolution of new vulnerabilities, the complex and distributed nature of our systems, our interdependence on the systems of other companies and the increased sophistication of potential attack vectors and methods against our systems. If one or more of these events occur, they could jeopardize our own, our advisors’ or their clients’, or counterparties’ confidential and other information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our own, our advisors’ or their clients’, our counterparties’, or third parties’ operations. As a result, we could be subject to litigation, client loss, reputational harm, regulatory sanctions, and financial losses that are either not insured or are not fully covered through any insurance we maintain. If any person, including any of our employees or advisors, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could also be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.
Our information technology systems may be vulnerable to security risks.
The secure transmission of confidential information, including personally identifiable information, over public networks is a critical element of our operations. As part of our normal operations, we maintain and transmit confidential information about clients of our advisors, our advisors and our employees, as well as proprietary information relating to our business operations. The risks related to transmitting data and using service providers outside of and storing or processing data within our network are increasing based on escalating and malicious cyber activity, including activity that originates outside of the United States from criminal elements and hostile nation-states.
Cybersecurity requires ongoing investment and diligence against evolving threats and is subject to federal and state regulation relating to the protection of confidential information. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, to make required notifications, or to update our technologies, websites and web-based applications to comply with industry and regulatory standards, but we may not have adequate personnel, financial or other resources to fully meet these standards. We will also be required to effectively and efficiently govern, manage and ensure timely evolutions in our systems, including in their design, architecture and interconnections as well as their organizational and technical protections. New regulations may be promulgated by relevant federal and state authorities at any time and compliance with regulatory expectations may become increasingly complex as more state regulatory authorities issue or amend regulations, which sometimes conflict, governing handling of confidential information by companies within their jurisdiction. Several states, including California, Colorado, Connecticut, Michigan, New York, South Carolina and Vermont, have promulgated cybersecurity requirements that impact our compliance obligations. Compliance with these regulations also could be costly and disruptive to our operations, and we cannot provide assurance that the impact of these regulations would not, either individually or collectively, be material to our business.
Our application service provider systems maintain and process confidential data on behalf of advisors and their clients, some of which is critical to our advisors’ business operations. If our application service provider systems are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons or malicious computer code, we or our advisors could experience data loss, financial loss, harm to reputation, regulatory violations, class action and commercial litigation, and significant business interruption or loss. In addition, vulnerabilities of our external service providers could pose security risks to client information. If any such disruption or failure, real or perceived, occurs, we or our advisors may be exposed to unexpected liability, advisors or their clients may withdraw assets, our reputation may be tarnished, and there could be a material adverse effect on our business. Further, any actual or perceived breach or cybersecurity attack directed at other financial institutions or financial services companies, whether or not we are targeted, could lead to a general loss of customer confidence in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure. The occurrence of any of these events may have a material adverse effect on our business or results of operations.
Our own information technology systems are to some degree vulnerable to unauthorized access and other security risks. We rely on our advisors and employees to comply with our policies and procedures to safeguard confidential data. The failure of our advisors and employees to comply with such policies and procedures, either intentionally or unintentionally, could result in the loss or wrongful use of their clients’ confidential information or other sensitive information. In addition, even if we and our advisors comply with our policies and procedures, persons who circumvent security measures could infiltrate or damage our systems or facilities and wrongfully use our confidential information or clients’ confidential information or cause interruptions or malfunctions in our operations. Cyber-attacks can be designed to collect information, manipulate, destroy or corrupt data, applications, or accounts, and to disable the functioning or use of applications or technology assets. Such activity could, among other things:

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
As malicious cyber activity escalates, including activity that originates outside of the United States, the risks we face relating to transmission of data and our use of service providers outside of our network, as well as the storing or processing of data within our network, intensify. While we maintain cyber liability insurance, this insurance does not cover certain types of potential losses and, for covered losses, may not be sufficient in amount to protect us against all such losses.
In the course of operations, we share sensitive corporate and personal data with vendors, third parties and other financial institutions. Although we conduct due diligence before sharing data with third parties, this due diligence may not uncover administrative, technical or electronic gaps or flaws in their processes or systems. In 2018, we experienced a limited breach of information security at a vendor, which led to notification costs and potential reputational harm with regulators, current and potential advisors and advisors’ clients. We also experienced an incident at another financial institution which held advisor data in the normal course of operations. Similar incidents in the future could lead to litigation involving other financial institutions, class actions, regulatory investigations or other harm.
In light of the high volume of transactions we process, the large number of our advisors and their clients, the diversity of our advisors' security environments and the increasing sophistication of malicious actors, a cyber-attack could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber-attack could take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable information. In some cases, the nature of the attack may be such that full and reliable information may never be available. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such an attack.
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
We cannot assure that our third-party service providers will be able to continue to provide their services in an efficient, cost effective manner, if at all, or that they will be able to adequately expand their services to meet our needs and those of our advisors. An interruption in or the cessation of service by a third-party service provider and our inability to make alternative arrangements in a timely manner could cause a disruption to our business and could have a material impact on our ability to serve our advisors and their clients. In addition, we cannot predict the costs or time that would be required to find an alternative service provider.
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
At December 31, 2018, we had total indebtedness of $2.4 billion of which $1.5 billion is subject to floating interest rates. Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions. It could also require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes. In addition, our level of indebtedness may limit our flexibility in planning for changes in our business and the industry in which we operate, and limit our ability to borrow additional funds. If interest rates increase our interest expense would increase because borrowings under our senior secured credit agreement (“Credit Agreement”) are based on variable interest rates.
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
The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to the following factors (in addition to the other risk factors described in this Item 1A):

•	actual or anticipated fluctuations in our results of operations, including with regard to interest rates or revenues associated with our cash sweep programs or key business lines;

•	variance in our financial performance from the expectations of equity research analysts;

•	conditions and trends in the markets we serve;

•	announcements of significant new services or products by us or our competitors;

•	additions or changes to key personnel;

•	the commencement or outcome of litigation or arbitration proceedings;

•	the commencement or outcome of regulatory actions, including settlements with the SEC, FINRA, DOL or state securities regulators;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	future sale of our equity securities;

•	changes in the estimation of the future size and growth rate of our markets;

•	legislation or regulatory policies, practices or actions, including developments related to the "best interest" and "fiduciary" standards of care;

•	political developments; and

•	general economic conditions.
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
Our board of directors declared quarterly cash dividends on our outstanding common stock in 2018 and has from time to time authorized us to repurchase shares of the Company’s issued and outstanding shares of common stock. The declaration and payment of any future quarterly cash dividend or any additional repurchase authorizations will be subject to the board of directors' continuing determination that the declaration of future dividends or repurchase of our shares are in the best interests of our stockholders and are in compliance with our Credit Agreement, the Indenture and applicable law. Such determinations will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, alternative uses of capital, the general financial condition and future prospects of our business, and general business conditions.
The future payment of dividends or repurchases of shares will also depend on our ability to generate earnings and cash flows. If we are unable to generate sufficient earnings and cash flows from our business, we may not be able to pay dividends on our common stock or repurchase additional shares. In addition, our ability to pay cash dividends on our common stock and repurchase shares is dependent on the ability of our subsidiaries to pay dividends, including compliance with limitations under our Credit Agreement and the Indenture. Our broker-dealer subsidiary is subject to requirements of the SEC, FINRA, the CFTC, and other regulators relating to liquidity, capital standards, and the use of client funds and securities, which may limit funds available for the payment of dividends to us.
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

Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Our corporate offices are located in San Diego, California where we lease approximately 420,000 square feet of office space under a lease agreement that expires on April 30, 2029; in Fort Mill, South Carolina where we lease approximately 452,000 square feet of office space under a lease agreement that expires on October 31, 2036; and in Boston, Massachusetts where we lease approximately 69,000 square feet of space under a lease agreement that expires on June 30, 2023.
We also lease smaller administrative and operational offices in various locations throughout the United States. We believe that our existing properties are adequate for the current operating requirements of our business and that additional space will be available as needed.
Item 3.  Legal Proceedings
From time to time, we have been subjected to and are currently subject to legal and regulatory proceedings arising out of our business operations, including lawsuits, arbitration claims, and inquiries, investigations and enforcement proceedings initiated by the SEC, FINRA, and state securities regulators, as well as other actions and claims.
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
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “LPLA.” The closing sale price as of December 31, 2018 was $61.08 per share. As of that date there were 1,602 common stockholders of record based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own the Company's stock because most stock is held in the name of nominees.
Performance Graph
The following graph compares the cumulative total stockholder return (rounded to the nearest whole dollar) of the Company's common stock, the Standard & Poor’s 500 Financial Sector Index, and the Dow Jones U.S. Financial Services Index for the last five years. The graph assumes a $100 investment at the closing price on December 31, 2013 and reinvestment of the dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Company's stock.

Dividend Policy
The payment, amount and timing of any future dividends will be subject to the discretion of our board of directors and will depend on a number of factors, including future earnings and cash flows, capital requirements, alternative uses of capital, general business conditions, our future prospects, contractual restrictions and covenants, and other factors that our board of directors may deem relevant. Our Credit Agreement and the Indenture governing the Notes contain restrictions on our activities, including paying dividends on our capital stock. For an explanation of these restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt and Related Covenants”. In addition, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval, potentially impeding our ability to receive dividends from LPL Financial.
Securities Authorized for Issuance Under Equity Compensation Plans
The table below sets forth information on compensation plans under which our equity securities are authorized for issuance as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,572,209	$35.44	6,444,180
Equity compensation plans not approved by security holders	15,858	$21.32	—
Total	3,588,067	$35.38	6,444,180
___________________

(1)	Includes shares available for future issuance under our amended and restated 2010 Omnibus Equity Incentive Plan.
As of December 31, 2018, we had 15,858 warrants outstanding to purchase common stock under our 2008 LPL Investment Holdings Inc. Financial Institution Incentive Plan (the “Financial Institution Incentive Plan”), which has not been approved by security holders. Grants have not been made under this plan since our initial public offering in 2010. The exercise price of the outstanding warrants is equal to the fair market value on the grant date. Warrant awards vested in equal increments over a five-year period and expire on the 10th anniversary following the date of grant.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding repurchases on a monthly basis during the fourth quarter of 2018 (dollars in millions, except per share data):

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
October 1, 2018 through October 31, 2018	348,726	$59.18	348,726	$179.4
November 1, 2018 through November 30, 2018	855,613	$63.56	855,613	$125.0
December 1, 2018 through December 31, 2018	720,787	$59.35	720,787	$1,000.0
Total	1,925,126		1,925,126
_____________________

(1)	See Note 14. Stockholders’ Equity, within the notes to consolidated financial statements for additional information.

Item 6.  Selected Financial Data
The following table sets forth selected historical financial information for the past five fiscal years. The selected historical financial information presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of income data for the years ended December 31, 2018, 2017, and 2016 and the consolidated statements of financial condition data as of December 31, 2018 and 2017 from our audited financial statements included in this Annual Report on Form 10-K. We have derived the consolidated statements of income data for the years ended December 31, 2015 and 2014 and consolidated statements of financial condition data as of December 31, 2016, 2015, and 2014 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2018	2017	2016	2015	2014
Consolidated statements of income data (In thousands, except per share data):
Net revenues	$5,188,400	$4,281,481	$4,049,383	$4,275,054	$4,373,662
Total expenses	$4,595,763	$3,916,911	$3,751,867	$3,992,499	$4,078,965
Income before provision for income taxes	$592,637	$364,570	$297,516	$282,555	$294,697
Provision for income taxes	$153,178	$125,707	$105,585	$113,771	$116,654
Net income	$439,459	$238,863	$191,931	$168,784	$178,043
Per share data:
Earnings per basic share	$4.99	$2.65	$2.15	$1.77	$1.78
Earnings per diluted share	$4.85	$2.59	$2.13	$1.74	$1.75
Cash dividends paid per share	$1.00	$1.00	$1.00	$1.00	$0.96

	December 31,
	2018	2017	2016	2015	2014
Consolidated statements of financial condition data (In thousands):
Cash and cash equivalents	$511,096	$811,136	$747,709	$724,529	$412,332
Total assets	$5,477,468	$5,358,751	$4,834,926	$4,521,061	$4,041,930
Total long-term borrowings, net	$2,371,808	$2,385,022	$2,175,436	$2,188,240	$1,625,195

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. Please also refer to the section under heading "Special Note Regarding Forward-Looking Statements."
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
Executive Summary
Financial Highlights
Results for the year ended December 31, 2018 included net income of $439.5 million, or $4.85 per share, which compares to $238.9 million, or $2.59 per share, for the year ended 2017.
Asset Growth Trends
Total brokerage and advisory assets served were $628.1 billion as of December 31, 2018, up 2.1% from $615.1 billion as of December 31, 2017. Total net new assets were $51.6 billion for the year ended December 31, 2018, compared to $43.4 billion for the same period in 2017.
Net new advisory assets were $27.6 billion for the year ended December 31, 2018, compared to $32.8 billion in 2017. As of December 31, 2018, our advisory assets had grown to $282.0 billion from the prior year end balance of $273.0 billion and represented 44.9% of total advisory and brokerage assets served.
Net new brokerage assets totaled $24.1 billion for the year ended December 31, 2018, compared to $10.6 billion in 2017. As of December 31, 2018, our brokerage assets had grown to $346.0 billion from the prior year end balance of $342.1 billion.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, of $1,947.7 million for the year ended December 31, 2018, increased 25.3% from $1,554.8 million for the year ended December 31, 2017. Management presents gross profit, which is calculated as net revenues less commission and advisory expenses and brokerage, clearing, and exchange fees, because we believe that measure may be useful to investors in evaluating the Company’s core operating performance before indirect costs that are general and administrative in nature. See footnote 8 to the Financial Metrics table within the "How We Evaluate Our Business" section for additional information on gross profit.
Shareholder Capital Returns
We returned $506.3 million of capital to shareholders during the year, including $88.4 million of dividends and $417.9 million of share repurchases, representing 6,533,146 shares.

Our Sources of Revenue
Our revenues are derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust, and reporting platforms. We also generate asset-based revenues through our cash sweep programs and the access we provide to a variety of product providers with the following product lines:

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

How We Evaluate Our Business
We focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our business and key financial metrics are as follows:

	December 31,
Operating Metrics (balances may not foot due to rounding)	2018	2017	2016
Advisory assets (in billions)(1)(2)	$282.0	$273.0	$211.6
Brokerage assets (in billions)(1)(3)	346.0	342.1	297.8
Total Brokerage and Advisory Assets served (in billions)(1)	$628.1	$615.1	$509.4

Net new advisory assets (in billions)(4)	$27.6	$32.8	$13.7
Net new brokerage assets (in billions)(5)	24.1	10.6	(7.8)
Total Brokerage and Advisory Net New Assets (in billions)	$51.6	$43.4	$5.9

Insured cash account balances (in billions)(1)	$24.8	$22.9	$22.8
Deposit cash account balances (in billions)(1)	5.1	4.2	4.4
Money market account balances (in billions)(1)	4.9	2.7	4.1
Total Cash Sweep Balances	$34.9	$29.8	$31.3

Advisors	16,109	15,210	14,377

	Years Ended December 31,
Financial Metrics	2018	2017	2016
Total net revenues (in millions)	$5,188.4	$4,281.5	$4,049.4
Recurring gross profit rate (trailing twelve months)(6)	86.7%	82.6%	81.2%
Pre-Tax income (in millions)	$592.6	$364.6	$297.5
Net income (in millions)	$439.5	$238.9	$191.9
Earnings per share, diluted	$4.85	$2.59	$2.13

Non-GAAP Financial Measures(7)
Gross profit (in millions)(8)	$1,947.7	$1,554.8	$1,394.3
Gross profit growth from prior period(8)	25.3%	11.5%	2.7%
Gross profit as a % of net revenue(8)	37.5%	36.3%	34.4%
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

(2)
Advisory assets consists of total advisory assets under custody at our broker-dealer subsidiary, LPL Financial LLC ("LPL Financial"), consisting of total assets on LPL Financial's corporate advisory platform serviced by investment advisor representatives of LPL Financial and total assets on LPL Financial's independent advisory platform serviced by investment advisor representatives of separate investment advisor firms (“Hybrid RIAs”) rather than of LPL Financial. See “Results of Operations” for a tabular presentation of advisory assets.

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

(6)
Recurring gross profit rate refers to the percentage of our gross profit, a non-GAAP financial measure, that was recurring for the period presented. We track recurring gross profit, a characterization of gross profit and a statistical measure, which is defined to include our revenues from asset-based fees, advisory fees, trailing commissions, cash sweep programs, and certain other fees that are based upon the number of client accounts and advisors, less the expenses associated with such revenues and certain other recurring expenses not specifically associated with a revenue line. We allocate such other recurring expenses, such as non-gross dealer concessions ("GDC") sensitive production expenses, on a pro-rata basis against specific revenue lines at our discretion. Because certain sources of recurring gross profit are associated with asset balances, they will fluctuate depending on the market values and current interest rates. Accordingly, our recurring gross profit can be negatively impacted by adverse external market conditions. However, we believe that recurring gross profit is meaningful despite these fluctuations because it is not dependent upon transaction volumes or other activity-based revenues, which are more difficult to predict, particularly in declining or volatile markets.

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

	Years Ended December 31,
Gross Profit (in millions)	2018	2017	2016
Total net revenues	$5,188.4	$4,281.5	$4,049.4
Commission and advisory expense	3,177.6	2,669.6	2,600.6
Brokerage, clearing, and exchange fees	63.2	57.1	54.5
Gross profit	$1,947.7	$1,554.8	$1,394.3
Legal & Regulatory Matters
As a regulated entity, we are subject to regulatory oversight and inquiries related to, among other items, our compliance and supervisory systems and procedures and other controls, as well as our disclosures, supervision and reporting. We review these items in the ordinary course of business in our effort to adhere to legal and regulatory requirements applicable to our operations. Nevertheless, the environment of additional regulation, increased regulatory compliance obligations, and enhanced regulatory enforcement has resulted, and may result in the future, in additional operational and compliance costs, as well as increased costs in the form of penalties and fines, investigatory and settlement costs, customer restitution, and remediation related to regulatory matters. For additional information, see the “Risks Related to Our Regulatory Environment” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors”. In the ordinary course of business, we periodically identify or become aware of purported inadequacies, deficiencies, and other issues. It is our policy to evaluate these matters for potential securities law or regulatory violations, and other potential compliance issues. It is also our policy to self-report known violations and issues as required by applicable law and regulation. When deemed probable that matters may result in financial losses, we accrue for those losses based on an estimate of possible fines, customer restitution, and losses related to the repurchase of sold securities and other losses, as applicable. Certain regulatory and other legal claims and losses may be covered through our wholly-owned captive insurance subsidiary, which is chartered with the insurance commissioner in the state of Tennessee. For more information, see Note 2. Summary of Significant Accounting Policies - Commitments and Contingencies, within the notes to the consolidated financial statements.
Assessing the probability of a loss occurring and the timing and amount of any loss related to a regulatory matter or a legal proceeding, whether or not covered by the Company's captive insurance subsidiary, is inherently difficult and requires judgments based on a variety of factors and assumptions. There are particular uncertainties and complexities involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured by our captive insurance subsidiary, which depends in part on historical claims experience, including the actual timing and costs of resolving matters that begin in one policy period and are resolved in a subsequent period.
Our accruals, including those established through the captive insurance subsidiary at December 31, 2018, include estimated costs for significant regulatory matters, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable. For example, on May 1, 2018, we agreed to a settlement structure with the North American

Securities Administrators Association related to our historical compliance with certain state “blue sky” laws (the "Blue Sky Settlement"). We have entered in separate administrative orders with 21 jurisdictions and expect to enter into separate administrative orders with the remaining 32 jurisdictions in 2019, which will result in aggregate fines of approximately $26.4 million. As part of the settlement structure, we agreed to engage independent third party consultants to conduct a historical review of certain equity and fixed income securities transactions, as well as an operational review of our systems for complying with blue sky securities registration requirements. We also agreed to offer customers who purchased certain equity and fixed income securities since October 2006 remediation in the form of reimbursement for any actual losses, plus interest. Our captive insurance subsidiary has adequate loss reserves to cover the aggregate fines and has loss reserves that are available to cover the costs of remediation. As of the date of this Annual Report on Form 10-K, however, the historical review of transactions has not been completed and, as a result, the scope and costs of potential customer remediation cannot be estimated at this time. The actual costs of reimbursing customers for losses could exceed our reserves.
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
In April 2018, the SEC introduced a proposal for a best interest standard for retail brokerage accounts (the “SEC Rule”). Certain state securities and insurance regulators have adopted or are considering adopting similar laws and regulations. In addition, it is unclear how and whether other regulators - including FINRA, banking regulators, and the state securities and insurance regulators - may respond to or attempt to enforce similar issues addressed by the former DOL Rule and the proposed SEC Rule.
Uncertainty regarding pending and future laws and regulations, including the SEC Rule and state rules, relating to the standards of conduct applicable to both retirement and non-retirement accounts, may have impacts on our business in ways which cannot be anticipated or planned for, and which may have further impact on our products and services, and results of operations.
Acquisitions, Integrations, and Divestitures
From time to time we undertake acquisitions or divestitures based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented.
On August 15, 2017, LPL Financial paid $325 million to acquire certain assets and rights of National Planning Holdings, Inc. ("NPH") and its four broker-dealer subsidiaries, including business relationships with financial advisors (the "NPH Acquisition"). We completed the onboarding of NPH advisors and client assets in the first quarter of 2018. We incurred increased costs related to this transaction, including compensation and benefits expense related to the additional staffing, as well as contingent labor costs, needed to support the onboarding of NPH advisors and their clients to our systems, and fees for account closure and transfers that we agreed to pay on behalf of NPH advisors.
On December 3, 2018, we acquired all of the outstanding common stock of AdvisoryWorld, a technology company, for a total purchase price of $28.1 million. AdvisoryWorld provides proposal generation, investment analytics and portfolio modeling capabilities in the wealth management industry.
See Note 4. Acquisitions, within the notes to the consolidated financial statements for further detail.

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the U.S. financial markets. In the United States, economic data continued to point to steady economic growth in 2018. According to the most recent estimate by the Bureau of Economic Analysis, real gross domestic product (“GDP”) grew at an annualized rate of 3.4% in the third quarter of 2018 and 2.8% over the one year period since the third quarter of 2017. Both numbers compare positively to the expansion average of 2.3%. Data received in the fourth quarter suggested continued steady growth with a healthy labor market, stable consumer spending, and continued low interest rates. Wage growth picked up in 2018 as labor markets tightened further but inflation remained well contained. Business investment and manufacturing activity slowed but still grew at a rate consistent with continued economic expansion. However, fourth quarter declines in consumer sentiment pointed to increased sensitivity to fourth quarter market declines, on-going trade friction, slower global growth and concerns about the path of Federal Reserve (“Fed”) policy. The Fed’s most recent median projection for 2019 puts expected growth at 2.3%, a decline from its previous set of projections and a meaningful decline from recent trends, but still in line with the expansion average.
Financial markets reflected a sharp increase in concerns about downside risk to the U.S. and global economies in the fourth quarter, amidst on-going trade uncertainty and slower earnings growth. The S&P 500 decreased 13.5% during the quarter, while international markets saw smaller but still meaningful declines after underperforming U.S. markets for the bulk of the year. The volatile environment saw an increased demand for the relative safety of U.S. Treasuries, supporting gains in the Bloomberg Barclays Aggregate Bond Index and helping to push the 10-year Treasury yield lower. Market volatility contributed to general investor anxiety as investors endured the worst quarter for the S&P 500 since 2011.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. Please consult the "Risks Related to Our Business and Industry" section within Part I, “Item 1A. Risk Factors” for more information about the risks associated with significant interest rate changes, and the potential related effects on our profitability and financial condition. The Fed increased its policy rate four times in 2018, with the final hike occurring at its December meeting, at which the target range for the federal funds rate was raised to 2.25 - 2.5%. Following the Fed's policy statement, projection materials and commentary from Fed Chair Jerome Powell, the S&P 500 declined nearly 20% from its all-time high on December 24. Mr. Powell subsequently reinforced the Fed’s flexibility and sensitivity to current financial conditions. At its January 2019 meeting, the Fed removed language from its policy statement that gradual rate increases would be consistent with economic conditions, and added language that the Fed would be patient in considering future rate changes.

Results of Operations
The following discussion presents an analysis of our results of operations for the years ended December 31, 2018, 2017, and 2016.

	Years Ended December 31,			Percentage Change
(In thousands)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
REVENUES
Commission	$1,919,694	$1,670,824	$1,737,435	14.9%	(3.8)%
Advisory	1,793,493	1,409,247	1,289,681	27.3%	9.3%
Asset-based	972,515	708,333	556,475	37.3%	27.3%
Transaction and fee	471,299	424,667	415,715	11.0%	2.2%
Interest income, net of interest expense	40,210	24,473	21,282	64.3%	15.0%
Other	(8,811)	43,937	28,795	(120.1)%	52.6%
Total net revenues	5,188,400	4,281,481	4,049,383	21.2%	5.7%
EXPENSES
Commission and advisory	3,177,576	2,669,599	2,600,624	19.0%	2.7%
Compensation and benefits	506,650	456,918	436,557	10.9%	4.7%
Promotional	208,603	171,661	148,612	21.5%	15.5%
Depreciation and amortization	87,656	84,071	75,928	4.3%	10.7%
Amortization of intangible assets	60,252	38,293	38,035	57.3%	0.7%
Occupancy and equipment	115,598	97,332	92,956	18.8%	4.7%
Professional services	85,651	71,407	67,128	19.9%	6.4%
Brokerage, clearing, and exchange	63,154	57,047	54,509	10.7%	4.7%
Communications and data processing	46,322	44,941	44,453	3.1%	1.1%
Other	119,278	96,210	96,587	24.0%	(0.4)%
Total operating expenses	4,470,740	3,787,479	3,655,389	18.0%	3.6%
Non-operating interest expense	125,023	107,025	96,478	16.8%	10.9%
Loss on extinguishment of debt	—	22,407	—	(100.0)%	100.0%
INCOME BEFORE PROVISION FOR INCOME TAXES	592,637	364,570	297,516	62.6%	22.5%
PROVISION FOR INCOME TAXES	153,178	125,707	105,585	21.9%	19.1%
NET INCOME	$439,459	$238,863	$191,931	84.0%	24.5%

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
Commission Revenues
We generate two types of commission revenues: sales-based commissions and trailing commissions. Sales-based commission revenues, which occur when clients trade securities or purchase various types of investment products, primarily represent gross commissions generated by our advisors. The levels of sales-based commission revenues can vary from period to period based on the overall economic environment, number of trading days in the reporting period, and investment activity of our advisors' clients. Trailing commission revenues, commissions that are paid over time, are recurring in nature and are earned based on the market value of investment holdings in trail-eligible assets. We earn trailing commission revenues primarily on mutual funds and variable annuities held by clients of our advisors. See Note 3. Revenues, within the notes to the consolidated financial statements for further detail regarding our commission revenue by product category.
The following table sets forth our commission revenue, by sales-based and trailing commission revenue, included in our consolidated statements of income (dollars in thousands):

	Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Sales-based	$776,776	$702,570	$818,387	$74,206	10.6%	$(115,817)	(14.2)%
Trailing	1,142,918	968,254	919,048	174,664	18.0%	49,206	5.4%
Total commission revenue	$1,919,694	$1,670,824	$1,737,435	$248,870	14.9%	$(66,611)	(3.8)%
The increase in sales-based commission revenue in 2018 compared with 2017 was primarily due to the impact of the NPH Acquisition. The increase was also attributable to growth in the demand for variable and fixed annuities and fixed income products as a result of market volatility and rising interest rates.
The increase in trailing revenues in 2018 compared with 2017 was due to additional assets onboarded from NPH advisors and improved investor engagement.
The decrease in sales-based commission revenue in 2017 compared with 2016 was primarily due to a decrease in activity for fixed and variable annuities, partially offset by an increase in fixed income commissions that were primarily driven by the anticipation of the federal funds rate increases announced in March, June and December 2017. Fixed and variable annuities commissions were primarily affected by marketplace uncertainties in response to the former DOL Rule.
Trailing revenues are recurring in nature and the slight increase in 2017 revenue compared with 2016 reflects an increase in the market value of the underlying assets.
The following table summarizes activity in brokerage assets for the periods presented (in billions):

	Years Ended December 31,
	2018	2017	2016
Beginning balance at January 1	$342.1	$297.8	$288.4
Net new brokerage assets	24.1	10.6	(7.8)
Market impact (1)	(20.2)	33.7	17.2
Ending balance at December 31	$346.0	$342.1	$297.8
_____________________

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, representing the implied growth or decline in asset balances due to market changes over the same period of time.

Advisory Revenues
Advisory revenues primarily represent fees charged on our corporate RIA platform provided through LPL Financial to clients of our advisors based on the value of their advisory assets. Advisory fees are billed to clients on either a calendar quarter or non-calendar quarter basis of their choice, at the beginning of that period, and are recognized as revenue ratably during the quarter. The majority of our accounts are billed in advance using values as of the last business day of each immediately preceding calendar quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. Advisory revenues collected on our corporate advisory platform are proposed by the advisor and agreed to by the client and average 1.0% of the underlying assets with a maximum of 3.0% of the underlying assets as of December 31, 2018.
We also support Hybrid RIAs, through our independent advisory platform, which allows advisors to engage us for technology, clearing, and custody services, as well as access to the capabilities of our investment platforms. The assets held under a Hybrid RIA's investment advisory accounts custodied with LPL Financial are included in our brokerage and advisory assets, net new advisory assets, and advisory assets metrics. The advisory revenue generated by a Hybrid RIA is not included in our advisory revenues, although we charge separate fees to Hybrid RIAs for technology, clearing, administrative, oversight, and custody services. The administrative fees collected on our independent advisory platform vary and can reach a maximum of 0.6% of the underlying assets as of December 31, 2018.
The following table summarizes the composition of total advisory assets for the periods presented (in billions):

	December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Corporate platform advisory assets	$172.3	$160.0	$127.0	$12.3	7.7%	$33.0	26.0%
Hybrid platform advisory assets	109.7	113.0	84.6	(3.3)	(2.9)%	28.4	33.6%
Total advisory assets	$282.0	$273.0	$211.6	$9.0	3.3%	$61.4	29.0%
Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.
The following table summarizes activity in advisory assets for the periods presented (in billions):

	Years Ended December 31,
	2018	2017	2016
Beginning balance at January 1	$273.0	$211.6	$187.2
Net new advisory assets	27.6	32.8	13.7
Market impact (1)	(18.6)	28.6	10.7
Ending balance at December 31	$282.0	$273.0	$211.6
_____________________

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, representing the implied growth or decline in asset balances due to market changes over the same period of time.

Net new advisory assets for the years ended December 31, 2018, 2017, and 2016 had a limited impact on advisory fee revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory fee revenue. The revenue for any particular quarter is primarily driven by each of the prior quarter's month-end advisory assets.
The growth in advisory revenue from 2017 to 2018 was due to net new advisory assets resulting from our recruiting efforts, the NPH Acquisition, and strong advisor productivity.
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
Asset-based revenues for the year ended December 31, 2018 increased by $264.2 million compared to the same period in 2017, primarily due to increases in revenues from our cash sweep, recordkeeping and sponsorship programs. Cash sweep revenues for the year ended December 31, 2018 increased compared to the same period in 2017 due to the impact of increases in the target range for the federal funds effective rate and an increase in cash sweep balances. For the year ended December 31, 2018, our average cash sweep balances increased to $29.4 billion compared to $28.7 billion for the year ended December 31, 2017. Revenues for our recordkeeping and sponsorship programs for the year ended December 31, 2018, which are largely based on the market value of the underlying assets, increased compared to the same period in 2017 due to additional assets onboarded from NPH advisors.
Asset-based revenues for the year ended December 31, 2017 increased by $151.9 million compared to the same period in 2016. The increase was due primarily to increased revenues from our cash sweep programs. Cash sweep revenues for the year ended December 31, 2017 increased compared to the same period in 2016 due to the impact of the increase in the target range for the federal funds effective rate, partially offset by lower cash sweep balances. For the year ended December 31, 2017, our average cash sweep balances decreased to $28.7 billion compared to $29.9 billion for the year ended December 31, 2016.
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
Transaction and fee revenues for the year ended December 31, 2018 increased by $46.6 million compared to the same period in 2017, primarily due to a higher volume of fixed income transactions related to the federal funds rate increases and higher transaction volumes in advisory accounts that generate transaction-based revenue, which resulted from an increase in brokerage to advisory conversions by our existing advisors as well as the impact from the NPH Acquisition.
Transaction and fee revenues for the year ended December 31, 2017 increased by $9.0 million compared to the same period in 2016, primarily due to a new fee announced in 2017 for alternative investments, which was effective for 2016 but billed and recorded in 2017, and a higher volume of fixed income transactions related to the federal funds rate increases in March, June and December 2017, partially offset by a decrease in account termination fees that resulted from an institutional client departure in 2016 that did not repeat in 2017.
Interest Income, Net of Interest Expense
We earn interest income from client margin accounts and cash equivalents, net of operating expense. Period-over-period variances correspond to changes in the average balances of assets in margin accounts and cash equivalents as well as changes in interest rates.
Interest Income, net of interest expense for the year ended December 31, 2018 increased by $15.7 million compared to the same period in 2017, primarily due to the impact of rising interest rates.
Interest Income, net of interest expense for the year ended ended December 31, 2017 remained relatively flat compared to the same period in 2016.
Other Revenues
Other revenues primarily include mark-to-market gains or losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios, marketing allowances received from certain financial product manufacturers, primarily those who offer alternative investments, such as non-traded real estate investment trusts and business development companies, and other miscellaneous revenues.
Other revenues for the year ended December 31, 2018 decreased by $52.7 million compared to the same period in 2017, primarily due to unrealized losses on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan, offset by increases in dividend income on assets held in the plan.
Other revenues for the year ended December 31, 2017 increased by $15.1 million compared to the same period in 2016, primarily due to an increase of $14.2 million in realized and unrealized gains on assets held in our advisor nonqualified deferred compensation plan, partially offset by a decrease in alternative investment marketing allowances.
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
The following table shows the components of our production payout and total payout ratios, each of which is a statistical or operating measure:

	Years Ended December 31,			Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Base payout rate(1)	82.84%	82.87%	82.77%	(3	) bps	10	bps
Production based bonuses	3.04%	2.66%	2.64%	38	bps	2	bps
GDC sensitive payout	85.88%	85.53%	85.41%	35	bps	12	bps
Non-GDC sensitive payout(2)	(0.30)%	1.14%	0.50%	(144	) bps	64	bps
Total payout ratio	85.58%	86.67%	85.91%	(109	) bps	76	bps
____________________

(1)	Our base payout ratio is calculated as commission and advisory expenses, divided by GDC (see description above).

(2)
Non-GDC sensitive payout includes share-based compensation expense from equity awards granted to advisors and financial institutions and mark-to-market gains or losses on amounts designated by advisors as deferred.

Our total payout ratio, a statistical or operating measure, decreased for the year ended December 31, 2018 compared with the same period in 2017 primarily due to a decrease in non-GDC sensitive payout, which includes advisor deferred compensation and advisor share-based compensation.
Our total payout ratio, a statistical or operating measure, increased for the year ended December 31, 2017 compared with the same period in 2016 primarily due to an increase in non-GDC sensitive payout, which includes advisor deferred compensation and advisor share-based compensation.
Compensation and Benefits Expense
Compensation and benefits expense includes salaries and wages and related benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

	Years Ended December 31,			Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Average number of employees	4,007	3,469	3,320	15.5%	4.5%

Compensation and benefits for the year ended December 31, 2018 increased by $49.7 million compared to the same period in 2017, primarily due to an increase in salary and employee benefit expenses resulting from an increase in headcount.
Compensation and benefits for the year ended December 31, 2017 increased by $20.4 million compared to the same period in 2016, primarily due to higher recruiter compensation pursuant to incentive compensation plans, an increase in contingent labor for implementation efforts related to the former DOL Rule and to support the NPH Acquisition and an increase in salary expense as a result of an increase in headcount and annual merit pay increases, partially offset by an increase in capitalized salary and benefits associated with technology projects.
Promotional Expense
Promotional expenses include costs related to our hosting of certain advisor conferences that serve as training, sales, and marketing events, as well as business development costs related to recruiting, such as transition assistance and amortization related to forgivable loans issued to advisors.
Promotional expense for the year ended December 31, 2018 increased by $36.9 million compared to the same period in 2017, primarily due to increases in costs associated with advisor transition assistance, recruiter and advisor promotions related to the onboarding of NPH advisors, and increases in business development expenses associated with broker training and education.
Promotional expense for the year ended December 31, 2017 increased by $23.0 million compared to the same period in 2016, primarily driven by an increase in costs associated with advisor transition assistance and recruiter promotions related to NPH advisor onboarding, partially offset by a decrease in amounts paid as advisor referral bonuses.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
Depreciation and amortization for the year ended December 31, 2018 increased by $3.6 million compared to the same period in 2017, primarily due to increases in internally developed software, partially offset by decreases in leasehold improvements depreciation.
Depreciation and amortization for the year ended December 31, 2017 increased by $8.1 million compared to the same period in 2016, primarily due to increases in purchased hardware and internally developed software and a full year of depreciation expense associated with our office buildings in Fort Mill, South Carolina, which were completed in October 2016.
Amortization of Intangible Assets
Amortization of intangible assets represents the benefits received for using long-lived assets, which consist of intangible assets established through our acquisitions.
Amortization of intangible assets for the year ended December 31, 2018 increased by $22.0 million compared to the same period in 2017, primarily due to the intangible assets recorded as part of the NPH Acquisition.
Amortization of intangible assets for the year ended December 31, 2017 remained relatively flat compared to the same period in 2016.
Occupancy and Equipment Expense
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expenses on computer hardware and other equipment.
Occupancy and equipment expense for the year ended December 31, 2018 increased by $18.3 million compared to the same period in 2017, primarily due to an increase in costs related to non-capitalized software and software licensing fees in support of our service and technology investments.
Occupancy and equipment expense for the year ended December 31, 2017 increased by $4.4 million compared to the same period in 2016, primarily due to an increase in costs related to repairs and maintenance of computer hardware and equipment as well as an increase in non-capitalized software costs in support of our service and technology investments, partially offset by a decrease in rent expense and software licensing fees.

Professional Services
Professional services includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements.
Professional services for the year ended December 31, 2018 increased by $14.2 million compared to the same period in 2017, primarily due to an increase in costs related to our service and technology projects, offset by decreases in the number of outsourced service and technology projects during the period.
Professional services for the year ended December 31, 2017 increased by $4.3 million compared to the same period in 2016, primarily due to an increase in costs related to outsourced service and technology enhancement projects.
Brokerage, Clearing, and Exchange Fees
Brokerage, clearing, and exchange fees include expenses originating from trading or clearing operations as well as any exchange membership fees. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.
The increase in brokerage, clearing, and exchange fees was relatively consistent with the increase in the volume of sales and trading activity for the year ended December 31, 2018 compared to the same period in 2017, and for the year ended December 31, 2017 compared to the same period in 2016.
Communications and Data Processing
Communications expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges, and markets. Data processing expense consists primarily of customer statement processing and postage costs.
Communications and data processing expenses remained relatively flat for the year ended December 31, 2018 compared to the same period in 2017, and for the year ended December 31, 2017 compared to the same period in 2016.
Other Expenses
Other expenses include the estimated costs of the investigation, settlement and resolution of regulatory matters (including customer restitution and remediation), licensing fees, insurance, broker-dealer regulator fees, and other miscellaneous expenses. Our other expenses in 2019 will depend in part on the size and timing of resolving regulatory matters and the availability of self-insurance coverage, which depends in part on the amount and timing of resolving historical claims. There are particular uncertainties and complexities involved when assessing the potential costs and timing of regulatory matters, including the adequacy of loss reserves for potential liabilities that are self-insured by our captive insurance subsidiary. For example, as of the date of this Annual Report on Form 10-K, the scope and costs of potential customer remediation related to the Blue Sky Settlement cannot be estimated, and the actual costs of reimbursing customers for losses could exceed our loss reserves.
Other expenses for the year ended December 31, 2018 increased by $23.1 million compared to the same period in 2017, primarily driven by higher costs associated with the investigation, settlement, and resolution of regulatory matters.
Other expenses remained relatively flat for the year ended December 31, 2017 compared to the same period in 2016.
Non-Operating Interest Expense
Non-operating interest expense represents expense for our senior secured credit facilities and senior unsecured notes issued in March and September 2017 (the "Notes"). Period over period increases correspond to higher LIBOR rates and the issuance of the Notes during 2017.
Loss on Extinguishment of Debt
On September 21, 2017, we entered into a second amendment (the "Amendment”), which amended and restated the credit agreement of our subsidiary, LPL Holdings, Inc. In connection with the execution of the Amendment, we accelerated the recognition of $1.3 million of unamortized debt issuance costs as a loss on extinguishment of debt.

In March 2017, we closed a refinancing of our senior secured credit facilities with a new seven year Term Loan B facility. The refinancing led to the extinguishment of the previous Term Loan A and B facilities, which required that we accelerate the recognition of $21.1 million of related unamortized debt issuance costs as a loss on extinguishment of debt.
Provision for Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (H.R. 1), the tax reform bill (the "Tax Act"), was signed into law. The Tax Act provided a permanent reduction in our federal corporate income tax rate from 35% to 21%, effective January 1, 2018.
Our effective income tax rate was 25.8%, 34.5%, and 35.5% for 2018, 2017, and 2016, respectively.
The decrease in our effective income tax rate for the year ended December 31, 2018 compared to the same period in 2017 was due to the tax benefit associated with the federal rate reduction under the Tax Act.
The decrease in our effective income tax rate for they year ended December 31, 2017 compared to the same period in 2016 was primarily due to the tax benefit associated with the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting on January 1, 2017 and the revaluation of our deferred tax assets and liabilities under the Tax Act, partially offset by tax benefits recorded during 2016 associated with internally developed software that was not repeated in 2017.
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
A summary of changes in cash flow data is provided as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net cash flows provided by (used in):
Operating activities	$581,580	$453,306	$388,933
Investing activities	(161,753)	(437,688)	(126,666)
Financing activities	(483,363)	51,429	(127,366)
Net (decrease)/increase in cash and cash equivalents	(63,536)	67,047	134,901
Cash, cash equivalents and restricted cash — beginning of year	1,625,655	1,558,608	1,423,707
Cash, cash equivalents and restricted cash — end of year	$1,562,119	$1,625,655	$1,558,608
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
The increase in cash flows provided by operating activities for 2018 compared to 2017 was primarily due to increases in cash provided by drafts payable, income taxes payable, payables to broker-dealers and clearing organizations, and receivables from product sponsors, broker-dealers and clearing organizations, partially offset by changes in receivables from clients, receivables from advisor loans and payables to clients.
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
The decrease in cash flows used in investing activities for 2018 compared to 2017 was primarily attributable to the $325 million payment made at the closing of the NPH Acquisition. The increase in cash flows used in investing activities for 2017 compared to 2016 was also primarily attributable to this payment.
The increase in cash flows used in financing activities for 2018 compared to 2017 was primarily attributable to an increase in repurchases of our common stock. Financing activities provided cash in 2017 due to proceeds received from our senior secured term loans and senior notes.
The increase in cash flows provided by financing activities for 2017 compared to 2016 was primarily attributable to proceeds from our September 2017 debt refinancing and an increase in proceeds from stock option exercises, partially offset by an increase in repurchases of our common stock and debt issuance costs incurred in connection with our debt refinancings completed in March and September 2017.
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
Share Repurchases
We engage in share repurchase programs, which are approved by our board of directors (the "Board"), pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions, including transactions with our affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion within the constraints of our Credit Agreement, the indenture governing our Notes (the "Indenture"), and general liquidity needs. See Note 14. Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our share repurchases.
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Board of Directors as well as certain limits under our Credit Agreement and the Indenture. See Note 14. Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our dividends.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain for regulatory capital and reserves based on the requirements of our regulators and clearing organizations, which also consider client balances and trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash segregated under federal and other regulations, and proceeds from re-pledging or selling client securities in margin accounts. When an advisor's client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan, or sell securities, up to 140% of the client's margin loan balance, that collateralize those margin accounts. As of December 31, 2018, we had approximately $298.0 million of client margin loans, collateralized with securities having a fair value of approximately $417.2 million that we can repledge, loan, or sell. Of these securities, approximately $50.8 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of December 31, 2018 there were no restrictions that materially limited our ability to repledge, loan, or sell the remaining $366.4 million of client collateral.
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
Our registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At December 31, 2018, LPL Financial had net capital of $108.1 million with a minimum net capital requirement of $8.0 million.
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
Our subsidiary, The Private Trust Company, N.A. ("PTC"), is also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC's operations.
Debt and Related Covenants
See Note 11. Debt, within the notes to consolidated financial statements for further detail regarding the Credit Agreement.
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

Set forth below is a reconciliation from our net income to Credit Agreement EBITDA for the twelve months ended December 31, 2018 (in thousands):

Net income	$439,459
Non-operating interest expense	125,023
Provision for income taxes	153,178
Depreciation and amortization	87,656
Amortization of intangible assets	60,252
EBITDA	865,568
Credit Agreement Adjustments:
Employee share-based compensation expense(1)	23,108
Advisor share-based compensation expense(2)	6,054
NPH run-rate EBITDA accretion(3)	92,000
Realized NPH EBITDA Offset(4)	(75,500)
NPH onboarding costs	41,789
Other(5)	16,269
Credit Agreement EBITDA(6)	$969,288
____________________

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
Our Credit Agreement and the Indenture governing the Notes prohibit us from paying dividends and distributions or repurchasing our capital stock except for limited purposes or in limited amounts. In addition, our revolving credit facility requires compliance with a maximum Consolidated Total Debt to Consolidated EBITDA Ratio ("Leverage Test," as defined in the Credit Agreement) and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio ("Interest Coverage," as defined in the Credit Agreement), tested as of the last day of each fiscal quarter. The breach of this covenant would be subject to certain equity cure rights.
As of December 31, 2018 we were in compliance with both of our financial covenants. The maximum permitted ratios under our financial covenants and actual ratios were as follows:

	December 31, 2018
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	5.0	2.15
Interest Coverage (Minimum)	3.0	8.19

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
Contractual Obligations
The following table provides information with respect to our commitments and obligations as of December 31, 2018:

	Payments Due by Period
(In thousands)	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Leases and other obligations(1)(2)	$467,638	$69,182	$93,199	$65,224	$240,033
Long-term borrowings(3)	2,381,250	15,000	30,000	30,000	2,306,250
Interest payments(4)	753,843	121,538	240,948	238,110	153,247
Commitment and other fees(5)	5,697	1,554	3,017	1,126	—
Total contractual cash obligations	$3,608,428	$207,274	$367,164	$334,460	$2,699,530

____________________

(1)	Includes long-term contractual obligations with third-party service providers. The table above includes the minimum due over the duration of the contract.

(2)
Future minimum payments for applicable leases have not been reduced by minimum sublease rental income of $11.8 million due in the future under noncancelable subleases. See Note 13. Commitment and Contingencies, within the notes to consolidated financial statements for further detail on operating lease obligations and obligations under noncancelable service contracts.

(3)	Represents principal payments under our Credit Agreement. See Note 11. Debt, within the notes to consolidated financial statements for further detail.

(4)
Represents interest payments under our Credit Agreement, which includes a variable interest payment for our senior secured credit facilities and a fixed interest payment for senior unsecured notes. Variable interest payments assume the applicable interest rates at December 31, 2018 remain unchanged. See Note 11. Debt, within the notes to consolidated financial statements for further detail.

(5)
Represents commitment fees for unused borrowings on the revolving credit facility under our Credit Agreement and interest payments for our letters of credit. See Note 11. Debt, within the notes to consolidated financial statements for further detail.

As of December 31, 2018, we have a liability for unrecognized tax benefits of $46.3 million, which we have included in income taxes payable in the consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.
Fair Value of Financial Instruments
We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures. See Note 5. Fair Value Measurements, within the notes to the consolidated financial statements for a detail discussion regarding our fair value measurements.
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

See Note 2. Summary of Significant Accounting Policies, within the notes to the consolidated financial statements for discussion of each of these accounting policies.
Recent Accounting Pronouncements
Refer to Note 2. Summary of Significant Accounting Policies, within the notes to the consolidated financial statements for a discussion of recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to us.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We maintain trading securities owned and securities sold, but not yet purchased in order to facilitate client transactions, to meet a portion of our clearing deposit requirements at various clearing organizations, and to track the performance of our research models. These securities could include mutual funds, debt securities, and equity securities. Changes in the value of our trading securities may result from fluctuations in interest rates, credit ratings of the issuer, equity prices, or a combination of these factors.
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
In addition, we are subject to market risk resulting from system incidences or interruptions and human error, which can require customer trade corrections. We also have market risk on the fees we earn that are based on the market value of brokerage and advisory assets along with assets on which trailing commissions are paid, and assets eligible for sponsor payments.
At December 31, 2018, the fair value of our trading securities owned was $29.3 million. Securities sold, but not yet purchased were $0.2 million at December 31, 2018. The fair value of securities included within other assets was $191.4 million at December 31, 2018. See Note 5. Fair Value Measurements, within the notes to consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased and other assets associated with our client facilitation activities. See Note 6. Held to Maturity Securities, within the notes to consolidated financial statements for information regarding the fair value of securities held to maturity.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of December 31, 2018, $1.5 billion of our outstanding debt under our Credit Agreement was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are generally subject to the same, but off-setting interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve month period (in thousands):

	Outstanding Variable Interest Rates at December 31, 2018	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Term Loans		Points	Points	Points	Points
Term Loan B	$1,481,250	$1,476	$3,689	$7,378	$14,756
Revolving Credit Facility	—	—	—	—	—
Variable Rate Debt Outstanding	$1,481,250	$1,476	$3,689	$7,378	$14,756
See Note 11. Debt, within the notes to consolidated financial statements for additional information.
Our interest rate for Term Loan B is locked in for one, two, three, six, or twelve months as allowed under the Credit Agreement. At the end of the selected periods the rates will be locked in at the then current rate. The effect of these interest rate locks are not included in the table above.
As of December 31, 2018, we offer our advisors and their clients three primary cash sweep vehicles that are interest rate sensitive: our insured cash account ("ICA") for individuals, trusts and sole proprietorships, and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts, and other organizations, an insured deposit cash account ("DCA") for advisory individual retirement accounts, and a money market sweep vehicle involving multiple money market fund providers. While clients earn interest for balances on deposit in ICA and DCA, we earn a fee. Our fees from ICAs are based on prevailing interest rates in the current interest rate environment. The fees that we receive from the DCA vehicle are calculated as a per account fee; such fees increase as the federal funds target rate increases, subject to a cap. The fees we receive on cash balances in our advisors’ client accounts in money market funds, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the bank deposit sweep vehicles are monitored by our Rate Setting Committee (the "RSC"), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicle relative to other products into which clients may move cash balances.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the years ended December 31, 2018, 2017, and 2016. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Operational Risk
Operational risk is defined as the risk of loss resulting from failed or inadequate processes or systems, actions by people, or external events. We operate in diverse markets and are reliant on the ability of our employees and information technology systems, as well as third-party service providers and their systems, to manage a large volume of transactions and confidential information, including personally identifiable information, effectively and securely. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing operating environment with increasing transaction volumes and in light of increasing reliance on systems capabilities and performance as well as third-party service providers. In the event of the breakdown, obsolescence, or improper operation of systems, malicious cyber activity or improper action by employees, advisors, or third-party service providers, we could suffer business disruptions, financial loss, data loss, regulatory sanctions, and damage to our reputation. Although we have developed business continuity and disaster recovery plans, those plans could be inadequate, disrupted, or otherwise unsuccessful in maintaining the competitiveness, stability, security, or continuity of critical systems as a result of, among other things, obsolescence, improper operation, or other limitations of our current technology.

In order to assist in the mitigation and control of operational risk, we have an operational risk framework that is designed to enable assessment and reporting on operational risk across the firm. This framework aims to ensure policies and procedures are in place and appropriately designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits. Notwithstanding the foregoing, please consult the “Risks Related to Our Technology” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors” for more information about the risks associated with our technology, including risks related to security, our risk management policies and procedures, and the potential related effects on our operations.
Regulatory and Legal Risk
The regulatory environment in which we operate is discussed in detail within Part I, “Item 1. Business” of this Annual Report on Form 10-K. In recent years, and during the period presented in this Annual Report on Form 10-K, we have observed the SEC, FINRA, DOL and state regulators broaden the scope, frequency, and depth of their examinations and inquiries to include greater emphasis on the quality, consistency and oversight of our compliance systems and programs. Please consult the “Risks Related to Our Regulatory Environment” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors” for more information about the risks associated with operating within our regulatory environment, pending regulatory matters and the potential related effects on our operations.
Risk Management
We employ an enterprise risk management framework ("ERM") that is intended to address key risks and responsibilities, enable us to execute our business strategy, and protect our Company and its franchise. Our framework is designed to promote clear lines of risk management accountability and a structured escalation process for key risk information and events.
We operate a three lines of defense model whereby the primary ownership for risk and control processes is the responsibility of business and control owners who are the "first line" of defense in effectively managing risks. The first line is responsible for risk process ownership and is comprised of the business units, whose primary responsibility is for day-to-day compliance and risk management, including execution of desktop and supervisory procedures. These business owners and certain control owners implement and execute controls to manage risk, execute risk assessments, identify emerging risks, and comply with risk management policies. The second line of defense is comprised of certain departments within Compliance, Legal and Risk (“CLR”), STO, Technology, Finance, and Human Capital, and this second line of defense provides risk and control assessment and oversight. The third line of defense is independent verification of the effectiveness of internal controls and is conducted by the Internal Audit department or in third-party reviews.
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
The Audit Committee receives reports on the ROC at each of the Audit Committee's regularly scheduled quarterly meetings and, as necessary or requested, to the Board. The reports generally cover topics addressed by the ROC at its meetings since the immediately preceding report. If warranted, matters of material risk are escalated to the Audit Committee or Board more frequently.
Subcommittees of the Risk Oversight Committee
The ROC has established multiple subcommittees that cover key areas of risk. The subcommittees meet regularly and are responsible for keeping the ROC informed and escalating issues in accordance with the Company’s escalation policies. The responsibilities of such subcommittees include, for example, oversight of the approval of new and complex investment products offered to advisors’ clients; oversight of the firm's technology; issues and trends related to advisor compliance and examination findings; LPL’s integrity hotline allegations.
Internal Audit Department
As the third line of defense, the Internal Audit department provides independent and objective assurance of the effectiveness of the Company’s governance, risk management and internal controls by conducting risk assessments and audits designed to identify and cover important risk categories. Internal Audit reports directly to the Audit Committee, which provides oversight of Internal Audit's activities and approves its annual plan. The Internal Audit department provides regular updates to the ROC and reports to the Audit Committee at least as often as quarterly.
Control Groups
The CLR department provides compliance oversight and guidance, and conducts various risk and other assessments to address regulatory and Company-specific risks and requirements. The CLR department includes the Chief Legal Officer and the Chief Risk Officer, who review the results of the Company’s risk management process with the ROC, the Audit Committee, and the Board as necessary. Another key control group is the STO Risk Management team. This team identifies, defines, and remediates risk-related items within STO and acts as the liaison between STO and CLR. We also consider the Internal Audit department to be a control group.
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
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9B.  Other Information
On January 30, 2019, the Board declared a cash dividend of $0.25 per share on the Company's outstanding common stock to be paid on March 29, 2019 to all stockholders of record on March 15, 2019.
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Disclosure Committee, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.
As of December 31, 2018, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2018 was effective.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
LPL Financial Holdings Inc.
Boston, Massachusetts
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of LPL Financial Holdings Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 26, 2019, expressed an unqualified opinion on those financial statements.
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
February 26, 2019

PART III
Item 10.  Directors, Executive Officers, and Corporate Governance
Other than the information relating to our executive officers provided below, the information required to be furnished pursuant to this item is incorporated by reference to the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders.
The following table provides certain information about each of the Company’s current executive officers as of the date this Annual Report on Form 10-K has been filed with the SEC:

Name	Age	Position
Dan H. Arnold	54	President and Chief Executive Officer
Matthew J. Audette	44	Chief Financial Officer
Tracy Calder	59	Managing Director, Chief Risk Officer
Thomas Gooley(1)	54	Managing Director, Service, Trading, and Operations
J. Andrew Kalbaugh	55	Managing Director, Divisional President, National Sales and Consulting
Sallie R. Larsen	65	Managing Director, Chief Human Capital Officer
Michelle Oroschakoff	57	Managing Director, Chief Legal Officer
Scott Seese	49	Managing Director, Chief Information Officer
Richard Steinmeier	45	Managing Director, Divisional President, Business Development
George B. White	50	Managing Director, Investor and Investment Solutions and Chief Investment Officer

(1)	Mr. Gooley will be retiring from the Company in March 2019.
Executive Officers
Dan H. Arnold — President and Chief Executive Officer
Mr. Arnold has served as our chief executive officer since January 2017. He has served as our president since March 2015, with responsibility for our primary client-facing functions and long-term strategy for growth. Mr. Arnold served as our chief financial officer from June 2012 to March 2015 and was responsible for formulating financial policy, leading our capital management efforts, and ensuring the effectiveness of the organization’s financial functions. Prior to 2012, he was managing director, head of strategy, with responsibility for long-term strategic planning for the firm, product and platform development, and strategic investments, including acquisitions. He has also served as divisional president of our Institution Services. Mr. Arnold joined our Company in January 2007 following our acquisition of UVEST Financial Services Group, Inc. ("UVEST"). Prior to joining us, Mr. Arnold worked at UVEST for 13 years, serving most recently as president and chief operating officer. From April 2015 to July 2018, he served on the Board of Directors of the Securities Industry and Financial Markets Association. Mr. Arnold earned a B.S. in electrical engineering from Auburn University and holds an M.B.A. in finance from Georgia State University.
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
Tracy Calder — Managing Director, Chief Risk Officer
Ms. Calder is managing director, chief risk officer at LPL Financial, with oversight of the compliance, financial crimes, national supervision, regulatory exams and enterprise risk management functions. She joined us in January 2016 and is responsible for furthering our efforts to foster an environment that identifies and mitigates risk for LPL Financial and its advisors. Ms. Calder worked most recently at J.P. Morgan Securities LLC (“J.P. Morgan”), where she served as managing director, chief compliance officer from May 2015 until January 2016. At J.P. Morgan, she led a compliance program that spanned the firm’s institutional and private client broker-dealer and registered investment advisor businesses. She joined J.P. Morgan as managing director and head of brokerage and fiduciary compliance in August 2013. Prior to J.P. Morgan, she served as senior vice president at Wells Fargo Advisors from March 2012 to July 2013, where she led the retail compliance program for the firm’s broker-dealer. Previously, Ms. Calder spent 18 years with UBS Wealth Management Americas in a variety of legal and compliance roles, including as head of legal for the Wealth Management Advisor Group and as chief compliance officer and senior deputy general counsel for UBS Financial Services Inc. Ms. Calder earned a Bachelor of Arts from Fordham University and a J.D. from the University of North Carolina School of Law.
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
J. Andrew Kalbaugh — Managing Director, Divisional President, National Sales and Consulting
Mr. Kalbaugh has served as managing director and divisional president of national sales and consulting of LPL Financial, since January 2016. He is responsible for the long-term growth, satisfaction, and retention of financial advisors and institutions. In addition, he leads the strategy for national sales and consulting support teams across LPL Financial's retirement planning services, high-net-worth and private client solutions, financial planning, insurance operations, and the Private Trust Company. Previously, Mr. Kalbaugh served as managing director and divisional president of Institution Services and led business development and business consulting for all financial institutions from November 2011 to January 2016. Prior to being named managing director in 2011, Mr. Kalbaugh served as executive vice president, business consulting, for Independent Advisor Services, responsible for providing support to advisors and their practices. He joined the Company in July 2007 following the acquisition of Mutual Service Corporation ("MSC") and served as chief executive officer for MSC as well as for Associated Securities Corporation. Prior to that, he held senior positions at several financial services firms. Mr. Kalbaugh earned a B.A. in business and economics from the University of Maryland.
Sallie R. Larsen — Managing Director, Chief Human Capital Officer
Ms. Larsen is managing director, chief human capital officer at LPL Financial. She is responsible for overseeing executive communication, human resources, talent development, corporate real estate, total rewards and talent acquistion, advisor and employee learning and development, and diversity and inclusion. Ms. Larsen joined us in May 2012 from the Federal Home Loan Bank/Office of Finance, where she served as the chief human resources officer from November 2009 to April 2012. In earlier roles, Ms. Larsen was a managing vice president of human resources for Capital One Financial Corporation, senior vice president of human resources for Marriott International, and vice president of human resources and communications for TRW Inc. Ms. Larsen earned a M.A. in communications from Purdue University, a B.A. in sociology from California Lutheran University, and a certificate in executive leadership coaching from Georgetown University.
Michelle Oroschakoff — Managing Director, Chief Legal Officer
Ms. Oroschakoff is chief legal officer of LPL Financial Holdings Inc. and managing director, chief legal officer of LPL Financial. She is responsible for company-wide legal and government relations matters, risk management processes and controls, compliance, and governance, and has a leading role in the company’s ongoing focus on enhancing the corporate risk profile. Ms. Oroschakoff has more than 20 years of financial services industry experience deeply rooted in legal, compliance, and risk management. She joined LPL Financial as managing director, chief risk officer in September 2013 from Morgan Stanley, and was promoted to chief legal and risk officer in June 2017. She became chief legal officer in June 2018. At Morgan Stanley, she most recently served as managing director and Global Chief Risk Officer of the firm’s Global Wealth Management Group from 2011 to 2013.

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
Scott Seese — Managing Director, Chief Information Officer
Mr. Seese is managing director, chief information officer of LPL Financial, responsible for managing all aspects of the firm’s technology and systems applications. He leads our Technology department, which is responsible for delivering technology solutions and market-leading platforms that enable positive, compelling experiences for LPL Financial advisors and employees. Prior to joining LPL Financial in 2017, Mr. Seese served as CIO of American Express’s global consumer business unit, from November 2014 to June 2016, where he was responsible for leveraging technology for revenue growth, gaining new customers and lowering costs. From August 2010 to October 2014, he served as CIO and vice president, information technology, at eBay, Inc. Prior to joining eBay, he served in a variety of senior technology roles at Bank of America and, before that, spent the first 12 years of his career at General Electric, where he helped the company start three different businesses. Mr. Seese earned his B.S. in Electrical Engineering from Ohio State University.
Richard Steinmeier — Managing Director, Divisional President, Business Development
Mr. Steinmeier has served as managing director and divisional president, business development of LPL Financial since August 2018. In this role, he has responsibility for recruiting new financial advisors and institutions to LPL Financial and to existing advisor practices, as well as exploring new markets and merger and acquisition opportunities. Prior to joining LPL Financial, Mr. Steinmeier served as managing director, head of digital strategy and platforms for UBS Wealth Management Americas from September 2017 to August 2018 and as managing director, head of the Emerging Affluent Segment and Wealth Advice Center from August 2012 to September 2017. Prior to UBS, Mr. Steinmeier held a variety of leadership roles at Merrill Lynch, most recently as managing director of the Merrill Edge Advisory Center from February 2009 to August 2012. Prior to joining Merrill Lynch, he served as an engagement manager at McKinsey & Company from 2002 to 2006. Mr. Steinmeier earned a B.S. in Economics from the Wharton School at the University of Pennsylvania and an M.B.A. from Stanford University.
George B. White — Managing Director, Investor and Investment Solutions and Chief Investment Officer
Mr. White has served as managing director, investor and investment solutions and chief investment officer of LPL Financial since January 2017. He served as managing director, research, and chief investment officer from 2009 to December 2016. Mr. White is responsible for the strategic direction and continued growth of LPL Financial's research, marketing, products, and investment platforms. Prior to joining us in November 2007, Mr. White served as a managing director and director of research for Wachovia Securities for 10 years. Mr. White was also an investment analyst for Mercer Investment Consulting, where he provided investment advice to institutional clients. He started his financial services career on the buy side of the business as a research analyst for Thompson, Siegel, and Walmsley, a value-oriented asset manager. Mr. White received a B.B.A. from the College of William and Mary.
Items 11, 12, 13, and 14.
The information required by Items 11, 12, 13, and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year end to which this report relates.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a) Consolidated Financial Statements
Our consolidated financial statements appearing on pages F-1 through F-37 are incorporated herein by reference.
(b) Exhibits

Exhibit No.	Description of Exhibit
2.1
Asset Purchase Agreement, by and among National Planning Holdings, Inc., SII Investments, Inc., National Planning Corporation, IFC Holdings, Inc., Investment Centers of America, Inc., LPL Financial LLC and Brooke Holdings LLC, dated as of August 15, 2017. (1)

3.1	Amended and Restated Certificate of Incorporation of LPL Investment Holdings Inc., dated November 23, 2010. (2)
3.2	Certificate of Ownership and Merger Merging LPL Financial Holdings Inc. with and into LPL Investment Holdings Inc., dated June 14, 2012. (3)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of LPL Financial Holdings Inc., dated May 8, 2014. (4)
3.4	Fifth Amended and Restated Bylaws of LPL Financial Holdings Inc. (5)
4.1	Indenture, dated as of March 10, 2017, by and among LPL Holdings, Inc., the Guarantors listed thereto and U.S. Bank National Association, as Trustee. (6)
4.2	First Supplemental Indenture, dated as of September 21, 2017, among LPL Holdings, Inc., certain subsidiaries of the Company as Guarantors and U.S. Bank National Association, as Trustee. (7)
10.1	Form of Indemnification Agreement. (2)
10.2	2005 LPL Investment Holdings Inc. Stock Option Plan for Incentive Stock Options. (8)
10.3	2005 LPL Investment Holdings Inc. Stock Option Plan for Non-Qualified Stock Options. (8)
10.4	LPL Investment Holdings Inc. 2008 Stock Option Plan. (9)
10.5	Form of LPL Investment Holdings Inc. Stock Option Agreement granted under the LPL Investment Holdings Inc. 2008 Stock Option Plan. (10)
10.6	LPL Investment Holdings Inc. Advisor Incentive Plan. (11)
10.7	LPL Investment Holdings Inc. Financial Institution Incentive Plan. (10)
10.8	LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (2)
10.9	Form of Senior Management Stock Option Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (12)
10.10	Form of Senior Management Restricted Stock Unit Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (12)
10.11	Form of Employee Stock Option Award granted under the LPL Financial Holdings Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan. (13)
10.12	Form of Employee Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan. (13)
10.13	Form of Advisor Restricted Stock Unit Award granted under the LPL Financial Holdings Inc., 2010 Omnibus Equity Incentive Plan. (14)
10.14	Form of Financial Institution Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. 2010 Omnibus Equity Incentive Plan. (14)
10.15	Amended and Restated LPL Financial Holdings Inc. 2010 Omnibus Equity Incentive Plan. (15)
10.16	LPL Financial LLC Executive Severance Plan, amended and restated as of February 23, 2017. (13)
10.17	Form of Supplemental Executive Restricted Stock Unit Award granted under the 2010 LPL Financial Holdings Inc. 2010 Omnibus Equity Incentive Plan. (14)
10.18	Form of Employee Performance Stock Unit Award granted under the LPL Financial Holdings Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan. (13)
10.19	LPL Financial Holdings Inc. Non-Employee Director Compensation Policy. (13)
10.20	LPL Financial Holdings Inc. Non-Employee Director Deferred Compensation Plan. (16)
10.21
Credit Agreement, dated as of March 29, 2012, by and among LPL Investment Holdings Inc., LPL Holdings, Inc., the several lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent Collateral Agent, Letter of Credit Issuer, and Swingline Lender. (17)

10.22
First Amendment and Incremental Assumption Agreement, dated as of May 13, 2013, by and among LPL Financial Holdings Inc., LPL Holdings, Inc., certain subsidiaries of the Company, as Guarantors, the several lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent. (18)

10.23
Second Amendment, Extension and Incremental Assumption Agreement, dated as of October 1, 2014, by and among LPL Financial Holdings Inc., LPL Holdings, Inc., certain subsidiaries of the Company as Guarantors, the lenders and additional lenders party thereto, Bank of America, N.A. as Administrative Agent and Current Agent and JP Morgan Chase Bank, N.A., as Future Agent. (19)

10.24
Third Amendment, Extension, and Incremental Assumption Agreement, dated as of November 20, 2015 by and among LPL Financial Holdings Inc., LPL Holdings, Inc., certain subsidiaries of the Company, as Guarantors, the lenders and additional lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (16)

10.25
Fourth Amendment Agreement, dated as of March 10, 2017, among LPL Financial Holdings Inc., LPL Holdings, Inc., certain subsidiaries of the Company, as Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase bank, N.A. and Morgan Stanley Bank, N.A., as Letter of Credit Issuers and JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as Swingline Lenders. (6)

10.26	Amendment Agreement, dated June 20, 2017, among LPL Holdings, Inc., LPL Financial Holdings Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent. (20)
10.27
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

10.28	Thomson Transaction Services Master Subscription Agreement dated as of January 5, 2009 between LPL Financial Corporation and Thomson Financial LLC, as amended. *†
21.1	List of Subsidiaries of LPL Financial Holdings Inc.*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation*

___________________

*	Filed herewith.
†	Confidential treatment requested from the Securities and Exchange Commission.
(1)	Incorporated by reference to the Form 8-K filed on August 15, 2017 (File No. 001-34963).
(2)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010 (File No. 333-167325).
(3)	Incorporated by reference to the Form 8-K filed on June 19, 2012 (File No. 001-34963).
(4)	Incorporated by reference to the Form 8-K filed on May 9, 2014 (File No. 001-34963).
(5)	Incorporated by reference to the Form 8-K filed on March 12, 2014 (File No. 001-34963).
(6)	Incorporated by reference to the Form 8-K filed on March 10, 2017 (File No. 001-34963).
(7)	Incorporated by reference to the Form 8-K filed on September 21, 2017 (File No. 001-34963).
(8)	Incorporated by reference to the Registration Statement on Form 10 filed on April 30, 2007 (File No. 000-52609).
(9)	Incorporated by reference to the Form 8-K filed on February 21, 2008 (File No. 000-52609).
(10)	Incorporated by reference to the Registration Statement on Form S-1 filed on June 4, 2010 (File No. 333-167325).
(11)	Incorporated by reference to the Form S-8 filed on June 5, 2008 (File No. 333-151437).
(12)	Incorporated by reference to the Form 10-K filed on February 26, 2013 (File No. 001-34963).
(13)	Incorporated by reference to the Form 10-K filed on February 24, 2017 (File No. 001-34963).
(14)	Incorporated by reference to the Form 10-K filed on February 26, 2014 (File No. 001-34963).
(15)	Incorporated by reference to the Form 8-K filed on May 15, 2015 (File No. 001-34963).
(16)	Incorporated by reference to the Form 10-K filed on February 25, 2016 (File No. 001-34963).
(17)	Incorporated by reference to the Form 8-K filed on April 2, 2012 (File No. 001-34963).
(18)	Incorporated by reference to the Form 8-K filed on May 13, 2013 (File No. 001-34963).
(19)	Incorporated by reference to the Form 10-Q filed on October 30, 2014 (File No. 001-34963).
(20)	Incorporated by reference to the Form 10-Q filed on August 1, 2017 (File No. 001-34963).

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LPL Financial Holdings Inc.

By:	/s/ Dan H. Arnold
Dan H. Arnold
President and Chief Executive Officer
Dated: February 26, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan H. Arnold
Dan H. Arnold	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2019

/s/ Matthew J. Audette
Matthew J. Audette	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2019

/s/ Paulett Eberhart
Paulett Eberhart	Director	February 26, 2019

/s/ William F. Glavin Jr.
William F. Glavin Jr.	Director	February 26, 2019

/s/ Allison Mnookin
Allison Mnookin	Director	February 26, 2019

/s/ Anne M. Mulcahy
Anne M. Mulcahy	Director	February 26, 2019

/s/ James S. Putnam
James S. Putnam	Director	February 26, 2019

/s/ James S. Riepe
James S. Riepe	Director	February 26, 2019

/s/ Richard P. Schifter
Richard P. Schifter	Director	February 26, 2019

LPL FINANCIAL HOLDINGS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of LPL Financial Holdings Inc. are included in response to Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
LPL Financial Holdings Inc.
Boston, Massachusetts

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of LPL Financial Holdings Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019 , expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 26, 2019
We have served as the Company's auditor since 2001.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
REVENUES
Commission	$1,919,694	$1,670,824	$1,737,435
Advisory	1,793,493	1,409,247	1,289,681
Asset-based	972,515	708,333	556,475
Transaction and fee	471,299	424,667	415,715
Interest income, net of interest expense	40,210	24,473	21,282
Other	(8,811)	43,937	28,795
Total net revenues	5,188,400	4,281,481	4,049,383
EXPENSES
Commission and advisory	3,177,576	2,669,599	2,600,624
Compensation and benefits	506,650	456,918	436,557
Promotional	208,603	171,661	148,612
Depreciation and amortization	87,656	84,071	75,928
Amortization of intangible assets	60,252	38,293	38,035
Professional services	85,651	71,407	67,128
Occupancy and equipment	115,598	97,332	92,956
Brokerage, clearing, and exchange	63,154	57,047	54,509
Communications and data processing	46,322	44,941	44,453
Other	119,278	96,210	96,587
Total operating expenses	4,470,740	3,787,479	3,655,389
Non-operating interest expense	125,023	107,025	96,478
Loss on extinguishment of debt	—	22,407	—
INCOME BEFORE PROVISION FOR INCOME TAXES	592,637	364,570	297,516
PROVISION FOR INCOME TAXES	153,178	125,707	105,585
NET INCOME	$439,459	$238,863	$191,931
EARNINGS PER SHARE (Note 16)
Earnings per share, basic	$4.99	$2.65	$2.15
Earnings per share, diluted	$4.85	$2.59	$2.13
Weighted-average shares outstanding, basic	88,119	90,002	89,072
Weighted-average shares outstanding, diluted	90,619	92,115	90,013
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2018	2017	2016
NET INCOME	$439,459	$238,863	$191,931
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax expense of $0, $187, and $95 for the years ended December 31, 2018, 2017, and 2016, respectively	—	293	150
Reclassification adjustment for realized gain on cash flow hedges included in professional services in the consolidated statements of income, net of tax expense of $0, $406, and $252 for the years ended December 31, 2018, 2017, and 2016, respectively	—	(608)	(388)
Total other comprehensive loss, net of tax	—	(315)	(238)
TOTAL COMPREHENSIVE INCOME	$439,459	$238,548	$191,693

See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except par value)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$511,096	$811,136
Cash segregated under federal and other regulations	985,195	763,831
Restricted cash	65,828	50,688
Receivables from:
Clients, net	412,944	344,230
Product sponsors, broker-dealers, and clearing organizations	166,793	196,207
Advisor loans, net	298,821	219,157
Others, net	248,711	228,986
Securities owned:
Trading — at fair value	29,267	17,879
Held-to-maturity	13,001	11,833
Securities borrowed	4,829	12,489
Fixed assets, net	461,418	412,684
Goodwill	1,490,247	1,427,769
Intangible assets, net	484,171	414,093
National Planning Holdings acquisition	—	162,500
Other assets	305,147	285,269
Total assets	$5,477,468	$5,358,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$225,034	$185,929
Payables to clients	950,946	962,891
Payables to broker-dealers and clearing organizations	76,180	54,262
Accrued commission and advisory expenses payable	164,211	147,095
Accounts payable and accrued liabilities	478,644	461,149
Income taxes payable	32,990	469
Unearned revenue	80,524	72,222
Securities sold, but not yet purchased — at fair value	169	1,182
Long-term borrowings, net	2,371,808	2,385,022
Leasehold financing and capital lease obligations	104,564	107,518
Deferred income taxes, net	18,325	16,004
Total liabilities	4,503,395	4,393,743
Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 600,000,000 shares authorized; 124,909,796 shares and 123,030,383 shares issued at December 31, 2018 and 2017, respectively	125	123
Additional paid-in capital	1,634,337	1,556,117
Treasury stock, at cost — 39,820,646 shares and 33,262,115 shares at December 31, 2018 and 2017, respectively	(1,730,535)	(1,309,568)
Retained earnings	1,070,146	718,336
Total stockholders’ equity	974,073	965,008
Total liabilities and stockholders’ equity	$5,477,468	$5,358,751
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2015	119,572	$119	$1,418,298	30,048	$(1,172,490)	$553	$469,130	$715,610
Net income and other comprehensive income, net of tax expense						(238)	191,931	191,693
Issuance of common stock to settle restricted stock units	154	1	—	53	(1,242)			(1,241)
Treasury stock purchases				635	(25,013)			(25,013)
Cash dividends on common stock							(89,081)	(89,081)
Stock option exercises and other	192	—	4,796	(115)	4,100		(2,031)	6,865
Excess tax benefits from share-based compensation			(2,734)					(2,734)
Share-based compensation	—	—	24,896					24,896
BALANCE — December 31, 2016	119,918	$120	$1,445,256	30,621	$(1,194,645)	$315	$569,949	$820,995
Net income and other comprehensive loss, net of tax expense						(315)	238,863	238,548
Issuance of common stock to settle restricted stock units	366	—	—	84	(3,461)			(3,461)
Treasury stock purchases				2,620	(113,728)			(113,728)
Cash dividends on common stock							(90,273)	(90,273)
Stock option exercises and other	2,746	3	82,339	(63)	2,266		(203)	84,405
Share-based compensation	—	—	28,522					28,522
BALANCE — December 31, 2017	123,030	$123	$1,556,117	33,262	$(1,309,568)	$—	$718,336	$965,008
Net income and other comprehensive loss, net of tax expense						—	439,459	439,459
Issuance of common stock to settle restricted stock units	369	—	—	75	(4,843)			(4,843)
Treasury stock purchases				6,533	(417,891)			(417,891)
Cash dividends on common stock							(88,360)	(88,360)
Stock option exercises and other	1,511	2	49,058	(49)	1,767		711	51,538
Share-based compensation	—	—	29,162					29,162
BALANCE — December 31, 2018	124,910	$125	$1,634,337	39,821	$(1,730,535)	$—	$1,070,146	$974,073
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$439,459	$238,863	$191,931
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	87,656	84,071	75,928
Amortization of intangible assets	60,252	38,293	38,035
Amortization of debt issuance costs	4,118	4,304	5,752
Share-based compensation	29,162	28,522	24,896
Excess tax benefits related to share-based compensation	—	—	(65)
Provision for bad debts	6,113	2,789	4,057
Deferred income taxes	(1,754)	(9,391)	(11,550)
Loss on extinguishment of debt	—	22,407	—
Loan forgiveness	71,520	53,660	45,163
Non-cash interest and other operating activities	5,447	(8,295)	(2,810)
Changes in operating assets and liabilities:
Receivables from clients	(68,888)	(1,916)	(2,226)
Receivables from product sponsors, broker-dealers, and clearing organizations	29,414	(21,085)	(13,899)
Advisor loans	(152,227)	(79,703)	(91,866)
Receivables from others	(20,894)	(32,618)	(12,466)
Securities owned	(13,741)	(5,276)	835
Securities borrowed	7,660	(6,930)	442
Other assets	(51,708)	(23,156)	(30,013)
Drafts payable	39,105	(12,910)	9,757
Payables to clients	(11,945)	99,126	116,344
Payables to broker-dealers and clearing organizations	21,918	(8,770)	15,000
Accrued commission and advisory expenses payable	17,116	18,619	(1,036)
Accounts payable and accrued liabilities	43,987	66,404	33,512
Income taxes receivable/payable	32,521	(4,138)	(4,008)
Unearned revenue	8,302	9,437	(2,695)
Securities sold, but not yet purchased	(1,013)	999	(85)
Net cash provided by operating activities	581,580	453,306	388,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(132,688)	(111,910)	(127,646)
Purchase of goodwill and other intangible assets	(27,928)	(160,321)	—
Proceeds from disposal of fixed assets	—	12	—
Purchase of securities classified as held-to-maturity	(6,137)	(5,969)	(4,020)
Proceeds from maturity of securities classified as held-to-maturity	5,000	3,000	5,000
National Planning Holdings acquisition	—	(162,500)	—
Net cash used in investing activities	(161,753)	(437,688)	(126,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	(15,000)	(2,405,360)	(17,677)
Proceeds from senior secured term loans and senior notes	—	2,611,593	—
Payment of debt issuance costs	—	(23,798)	—

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Continued
(Dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
Tax payments related to settlement of restricted stock units	(4,843)	(3,461)	(1,241)
Repurchase of common stock	(417,891)	(113,728)	(25,013)
Dividends on common stock	(88,360)	(90,273)	(89,081)
Excess tax benefits related to share-based compensation	—	—	65
Proceeds from stock option exercises and other	51,538	84,405	6,865
Payment of leasehold financing and capital lease obligations	(8,807)	(7,949)	(1,284)
Net cash provided by (used in) financing activities	(483,363)	51,429	(127,366)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(63,536)	67,047	134,901
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of year	1,625,655	1,558,608	1,423,707
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of year	$1,562,119	$1,625,655	$1,558,608
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$123,623	$92,650	$92,344
Income taxes paid	$122,215	$139,200	$122,909
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$20,634	$16,096	$24,339
Finance and capital lease obligations	$—	$3,906	$45,998
Discount on proceeds from senior secured credit facilities recorded as debt issuance costs	$—	$5,040	$—

The following table provides a reconciliation of cash, cash equivalent, and restricted cash reported within the consolidated statements of financial condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
	2018	2017	2016
Cash and cash equivalents	$511,096	$811,136	$747,709
Cash segregated under federal and other regulations	985,195	763,831	768,219
Restricted cash	65,828	50,688	42,680
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$1,562,119	$1,625,655	$1,558,608

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
Description of Subsidiaries
LPL Holdings, Inc. (“LPLH”), a Massachusetts holding corporation, owns 100% of the issued and outstanding common stock or other ownership interest in each of LPL Financial LLC ("LPL Financial"), AW Subsidiary, Inc. Fortigent Holdings Company, Inc. and LPL Insurance Associates, Inc. (“LPLIA”), as well as a series captive insurance subsidiary (the "Captive Insurance Subsidiary") that underwrites insurance for various legal and regulatory risks of the Company. LPLH is also the majority stockholder in PTC Holdings, Inc. (“PTCH”), and owns 100% of the issued and outstanding voting common stock. Each member of PTCH's board of directors meets the direct equity ownership interest requirements that are required by the Office of the Comptroller of the Currency.
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
AW Subsidiary, Inc. is a holding company for AdvisoryWorld, which offers technology products, including proposal generation, investment analytics and portfolio modeling, to both the Company's advisors and external clients in the wealth management industry.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation
These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, intangible assets, allowance for doubtful accounts, share-based compensation, accruals for liabilities, income taxes, revenue and expense accruals, and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements. Certain reclassifications were made to previously reported amounts in the consolidated statements of cash flows to make them consistent with the current period presentation.
Consolidation
These consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
See Note 3. Revenues, for further discussion of revenues.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Cash Segregated Under Federal and Other Regulations
The Company's subsidiary, LPL Financial, is required to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its customers in accordance with Rule 15c3-3 of the Security Exchange Act of 1934, as amended (the "Exchange Act"), and other regulations. Held within this account is approximately $100,000 for the proprietary accounts of broker dealers.
Restricted Cash
Restricted cash primarily represents cash held by and for use by the Captive Insurance Subsidiary.
Receivables From and Payables to Clients
Receivables from clients include amounts due on cash and margin transactions. The Company extends credit to clients of its advisors to finance their purchases of securities on margin and receives income from interest charged on such extensions of credit. Payables to clients represent credit balances in client accounts arising from deposits of funds, proceeds from sales of securities, and dividend and interest payments received on securities held in client accounts at LPL Financial. The Company pays interest on certain client payable balances. At December 31, 2018 and 2017, $935.5 million and $920.1 million, respectively, of the balance represent free credit balances that are held pending re-investment by the clients.
Receivables from clients are generally fully secured by securities held in the clients' account. To the extent that margin loans and other receivables from clients are not fully collateralized by client securities, management establishes an allowance that it believes is sufficient to cover any probable losses. When establishing this allowance, management considers a number of factors, including its ability to collect from the client or the client’s advisor and the Company’s historical experience in collecting on such transactions.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from clients (in thousands):

	December 31,
	2018	2017
Beginning balance — January 1	$466	$1,580
Provision for bad debts, net of recoveries	174	(15)
Charge-offs	—	(1,099)
Ending balance — December 31	$640	$466

Advisor Loans
The Company periodically extends credit to its advisors in the form of recruiting loans, commission advances, and other loans. The decisions to extend credit to advisors are generally based on the advisors’ credit history and their ability to generate future commissions. Certain loans made in connection with recruiting are forgivable over terms ranging from three to eight years provided that the advisor remains licensed through LPL Financial. At December 31, 2018, $233.3 million of the advisor loan balance was forgivable. If an advisor terminates their arrangement with the Company prior to the forgivable loan term date or repayment of another loan, an allowance for uncollectible amounts is recorded using an analysis that takes into account the advisors’ registration status and the specific type of receivable. The aging thresholds and specific percentages used represent management’s best estimates of probable losses. Management monitors the adequacy of these estimates through periodic evaluations against actual trends experienced.
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts for advisor loans (in thousands):

	December 31,
	2018	2017
Beginning balance — January 1	$3,264	$1,852
Provision for bad debts, net of recoveries	2,206	951
Charge-offs	(390)	(2,914)
Reclassification from receivables from others	—	3,375
Ending balance — December 31	$5,080	$3,264

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
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from others (in thousands):

	December 31,
	2018	2017
Beginning balance — January 1	$6,115	$12,851
Provision for bad debts, net of recoveries	3,733	1,853
Charge-offs	(1,749)	(5,214)
Reclassification to advisor loans	—	(3,375)
Ending balance — December 31	$8,099	$6,115

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Securities classified as trading are carried at fair value, while securities classified as held-to-maturity are carried at amortized cost. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At December 31, 2018, the Company did not adjust prices received from the independent third-party pricing services.
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
As of December 31, 2018, the contract and collateral market values of borrowed securities were $4.8 million and $5.0 million, respectively. As of December 31, 2017, the contract and collateral market values of borrowed securities were $12.5 million and $12.1 million, respectively.
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
Management reviews fixed assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. No material impairment occurred for the years ended December 31, 2018, 2017, and 2016.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Goodwill and Other Intangible Assets
Goodwill and other indefinite-lived assets are not amortized; however, intangible assets that are deemed to have definite lives are amortized over their useful lives, generally ranging from 5 - 20 years. See Note 9. Goodwill and Other Intangible Assets, for additional information regarding the Company's goodwill and other intangible assets.
Goodwill and other indefinite-lived intangible assets are tested annually for impairment in the fourth fiscal quarter and between annual tests if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit or indefinite-lived intangible asset is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If goodwill or other indefinite-lived intangible assets are quantitatively assessed for impairment, a two-step approach is applied. For goodwill, the Company first compares the estimated fair value of the reporting unit in which the asset resides to its carrying value. For indefinite-lived intangible assets, the Company first compares the estimated fair value of the indefinite-lived intangible asset to its carrying value. The second step, if necessary, measures the amount of such impairment by comparing the implied fair value of the asset to its carrying value. No impairment of goodwill or other indefinite-lived intangible assets was recognized during the years ended December 31, 2018, 2017, or 2016.
Long-lived assets, such as intangible assets subject to amortization, are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. There was no impairment of definite-lived intangible assets recognized during the years ended December 31, 2018, 2017, or 2016.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness, which are carried at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 5. Fair Value Measurements, for additional information regarding the Company's fair value measurements. As of December 31, 2018, the carrying amount and fair value of the Company’s indebtedness was approximately $2,381.3 million and $2,271.9 million, respectively. As of December 31, 2017, the carrying amount and fair value was approximately $2,396.3 million and $2,422.0 million, respectively.
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
The Company also accrues for losses at its Captive Insurance Subsidiary for those matters covered by self-insurance. The Captive Insurance Subsidiary records losses and loss reserve liabilities based on actuarially determined estimates of losses incurred, but not yet reported to the Company as well as specific reserves for proceedings and matters that are probable and estimable. The Captive Insurance Subsidiary is funded by payments from the Company's other subsidiaries and has cash reserves to cover losses. Assessing the probability of a loss occurring and the timing and amount of any loss related to a legal proceeding or regulatory matter is inherently difficult and requires management to make significant judgments. For additional information, Note 13. Commitments and Contingencies - Legal & Regulatory Matters.
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
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard also requires disclosures that provide additional information on recorded lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements, which provides an optional transition method that allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the provisions of this guidance, including the optional transition method, on January 1, 2019. Right of use assets and corresponding lease liabilities will be recognized on the Company's consolidated statements of financial condition and is in the range of $120 million to $160 million. The Company does not expect a material impact to its consolidated statements of income.
In June 2018, FASB issued ASU 2018-07, Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payments granted to non-employees. Consistent with the requirement for employee share-based payment awards, non-

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

employee share-based payment awards within the scope of Topic 718 will be measured at grant-date fair value of the equity instruments. The Company adopted the provisions of this guidance on January 1, 2019, and will no longer mark-to-market advisor and financial institution equity awards in the consolidated statements of income.
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
In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230): Classification and Presentation of Restricted Cash in the Statements of Cash Flows, which requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents in the statement of cash flows. The Company adopted the provisions of this guidance on January 1, 2018, and began presenting cash segregated for regulatory purposes and restricted cash activity as a component of cash and cash equivalents on the consolidated statements of cash flows using a retrospective transition method for each period presented.
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
3. Revenues
Adoption of ASC Topic 606, Revenue from Contracts with Customers
On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under Topic 605.
There was no impact to retained earnings as of January 1, 2018, or to revenue for the year ended December 31, 2018, after adopting Topic 606, as revenue recognition and timing of revenue did not change as a result of implementing Topic 606.

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
The following table presents our total commission revenue disaggregated by investment product category (in thousands):

	Years Ended December 31,
	2018	2017	2016
Variable annuities	$786,052	$672,236	$686,667
Mutual funds	616,445	534,639	538,490
Alternative investments	24,016	27,112	34,927
Fixed annuities	178,095	141,290	185,060
Equities	84,823	79,180	83,696
Fixed income	122,569	104,037	86,364
Insurance	71,225	71,352	74,910
Group annuities	35,542	40,437	46,526
Other	927	541	795
Total commission revenue	$1,919,694	$1,670,824	$1,737,435

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents our sales-based and trailing commission revenues disaggregated by product category (in thousands):

	Years Ended December 31,
	2018	2017	2016
Sales-based
Variable annuities	$223,231	$201,626	$245,393
Mutual funds	141,597	134,327	144,199
Alternative investments	7,506	14,289	28,304
Fixed annuities	151,453	121,697	174,271
Equities	84,823	79,180	83,696
Fixed income	98,091	80,919	66,647
Insurance	64,580	65,426	69,162
Group annuities	4,568	4,565	5,920
Other	927	541	795
Total sales-based revenue	$776,776	$702,570	$818,387
Trailing
Variable annuities	$562,821	$470,610	$441,274
Mutual funds	474,848	400,312	394,291
Alternative investments	16,510	12,823	6,623
Fixed annuities	26,642	19,593	10,789
Fixed income	24,478	23,118	19,717
Insurance	6,645	5,926	5,748
Group annuities	30,974	35,872	40,606
Total trailing revenue	$1,142,918	$968,254	$919,048
Total commission revenue	$1,919,694	$1,670,824	$1,737,435

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
Asset-Based Revenue
Asset-based revenue is comprised of fees from the Company's cash sweep programs, which consist of fees from its money market cash sweep vehicle and insured cash sweep vehicles, sponsorship programs, and recordkeeping.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cash Sweep Fees
Cash sweep fees are generated based on advisors’ clients’ cash sweep accounts. Uninvested cash balances are swept into either insured cash accounts at various banks or third-party money market funds for which the Company receives fees for administration and recordkeeping, which are based on account type and the invested balances. These fees are paid and recognized over time.
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
Depending on the contract, the Company is both principal and agent for recordkeeping revenue. In instances in which the Company is providing services to financial product manufacturers on behalf of third parties and does not have ultimate control of the service before transfer to the customer, the Company is considered to be an agent and reports revenues on a net basis. In other cases, where the Company uses a sub-contractor to provide services and is responsible for unperformed services, the Company is considered principal and reports revenues on a gross basis.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth asset-based revenue at a disaggregated level (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016
Asset-based revenue
Cash sweep fees	$500,418	$301,448	$173,716
Sponsorship programs	224,726	193,190	181,453
Recordkeeping	247,371	213,695	201,306
Total asset-based revenue	$972,515	$708,333	$556,475

Transaction and Fee Revenue
Transaction revenue primarily includes fees the Company charges to advisors and their clients for executing certain transactions in brokerage and fee-based advisory accounts. Transaction revenue is recognized at the point-in-time that a transaction is executed, which is generally the trade-date. Fee revenue may be generated from advisors or their clients. Fee revenues primarily include individual retirement account ("IRA") custodian fees, contract and licensing fees, and other client account fees. In addition, the Company hosts certain advisor conferences that serve as training, education, sales, and marketing events, for which a fee is charged for attendance. Fee revenue is recognized when the Company satisfies its performance obligations. Recognition varies from point-in-time to over time depending on whether the service is provided once at an identifiable point-in-time or if the service is provided continually over the contract life.
The following table sets forth transaction and fee revenue disaggregated by recognition pattern (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016
Transaction and Fee Revenue
Point-in-time(1)	$221,265	$187,655	$188,058
Over time(2)	250,034	237,012	227,657
Total transaction and fee revenue	$471,299	$424,667	$415,715
____________________

(1)	Transaction and fee revenue recognized point-in-time includes revenue such as transaction fees, IRA termination fees, and conference service fees.

(2)	Transaction and fee revenue recognized over time includes revenue such as error and omission insurance fees, IRA custodian fees, and licensing fees.
The Company is the principal and recognizes transaction and fee revenue on a gross basis as it is primarily responsible for delivering the respective services being provided, which is demonstrated by the Company's ability to control the fee amounts charged to customers.
Interest Income, Net of Interest Expense
The Company earns interest income from client margin accounts and cash equivalents, less interest expense on related transactions. This revenue is not within the scope of Topic 606 as it is not generated from contracts with customers. Interest expense incurred in connection with cash equivalents and client margin balances is completely offset by revenue on related transactions, therefore, the Company considers such interest to be an operating expense. Interest expense from operations for the years ended December 31, 2018, 2017, and 2016 did not exceed $1.0 million.
Other Revenue
Other revenue primarily includes mark-to-market gains and losses on assets held by the Company for its advisor non-qualified deferred compensation plan and model research portfolios, marketing allowances received from certain financial product manufacturers, primarily those who offer alternative investments, such as non-traded

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company's performance obligations, including amounts which are refundable. The increase in the unearned revenue balance for the year ended December 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $72.2 million of revenues recognized that were included in the unearned revenue balance as of December 31, 2017.
The Company receives cash revenues for advisory services not yet performed and conferences not yet held. For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes revenue as the conferences are held.
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
4.    Acquisitions
On August 15, 2017, the Company entered into an asset purchase agreement with National Planning Holdings, Inc. (“NPH”) and its four broker-dealer subsidiaries to acquire certain assets and rights, including business relationships with financial advisors. In accordance with ASC 805, Business Combinations, control transferred when the Company onboarded NPH advisors and client assets onto its platform, which occurred in two waves. The first wave was completed in the fourth quarter of 2017 and the second wave was completed in the first quarter of 2018.
The Company paid $325 million at closing, which occurred on August 15, 2017 and was included in the National Planning Holdings acquisition line on the consolidated statements of financial condition. The Company recorded intangible assets of $98.4 million in advisor relationships and $61.9 million in goodwill in the fourth quarter of 2017, following the completion of wave one and intangible assets of $112.7 million in advisor relationships and $49.0 million goodwill in the first quarter of 2018, following the completion of wave two.
On December 3, 2018, the Company acquired all of the outstanding common stock of AdvisoryWorld, to enhance its technology capabilities. The Company paid $28.1 million at the closing of the transaction and allocated the purchase price primarily to intangible assets and goodwill in the consolidated statements of financial condition.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the years ended December 31, 2018 and 2017.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At December 31, 2018 and December 31, 2017, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At December 31, 2018 and December 31, 2017, the Company did not adjust prices received from the independent third-party pricing services.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$26,657	$—	$—	$26,657
Securities owned — trading:
Money market funds	194	—	—	194
Mutual funds	7,434	—	—	7,434
Equity securities	1,931	—	—	1,931
Debt securities	—	1	—	1
U.S. treasury obligations	19,707	—	—	19,707
Total securities owned — trading	29,266	1	—	29,267
Other assets	181,974	9,420	—	191,394
Total assets at fair value	$237,897	$9,421	$—	$247,318
Liabilities
Securities sold, but not yet purchased:
Equity securities	$163	$—	$—	$163
Debt securities	—	6	—	6
Total securities sold, but not yet purchased	163	6	—	169
Total liabilities at fair value	$163	$6	$—	$169

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The amortized cost, gross unrealized loss, and fair value of securities held-to-maturity were as follows (in thousands):

	December 31,
	2018	2017
Amortized cost	$13,001	$11,833
Gross unrealized loss	(56)	(86)
Fair value	$12,945	$11,747

At December 31, 2018, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$4,992	$8,009	$—	$13,001
U.S. government notes — at fair value	$4,959	$7,986	$—	$12,945

7.	Receivables from Product Sponsors, Broker-Dealers, and Clearing Organizations and Payables to Broker-Dealers and Clearing Organizations
Receivables from product sponsors, broker-dealers, and clearing organizations and payables to broker-dealers and clearing organizations were as follows (in thousands):

	December 31,
	2018	2017
Receivables:
Commissions receivable from product sponsors and others	$135,161	$125,891
Receivable from clearing organizations	20,281	62,561
Receivable from broker-dealers	2,065	1,389
Securities failed-to-deliver	9,286	6,366
Total receivables	$166,793	$196,207
Payables:
Payable to clearing organizations	$24,818	$13,316
Payable to broker-dealers	37,583	31,869
Securities failed-to-receive	13,779	9,077
Total payables	$76,180	$54,262

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Fixed Assets
The components of fixed assets were as follows (in thousands):

	December 31,
	2018	2017
Internally developed software	$260,957	$346,029
Leasehold improvements	83,339	82,413
Computers and software	147,163	160,400
Buildings	105,939	105,939
Furniture and equipment	73,955	73,767
Land	4,678	4,678
Construction in progress	93,542	66,802
Total fixed assets	769,573	840,028
Accumulated depreciation and amortization	(308,155)	(427,344)
Fixed assets, net	$461,418	$412,684

Depreciation and amortization expense was $87.7 million, $84.1 million, and $75.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.
9.    Goodwill and Other Intangible Assets
A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2016	$1,365,838
Goodwill acquired	61,931
Balance at December 31, 2017	$1,427,769
Goodwill acquired (1)	62,478
Balance at December 31, 2018	$1,490,247
____________________

(1)	Goodwill acquired during 2018 included $49.0 million from the NPH acquisition and $13.5 million from the AdvisoryWorld acquisition.
The components of intangible assets were as follows at December 31, 2018 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	7.1	$651,642	$(316,153)	$335,489
Product sponsor relationships	7.1	234,086	(149,525)	84,561
Client relationships	7.0	21,233	(12,841)	8,392
Technology	10.0	15,510	—	15,510
Trade names	3.3	1,200	(800)	400
Total definite-lived intangible assets		$923,671	$(479,319)	$444,352
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$484,171

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of intangible assets were as follows at December 31, 2017 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	8.0	$538,921	$(269,294)	$269,627
Product sponsor relationships	8.1	234,086	(137,615)	96,471
Client relationships	6.8	19,133	(11,477)	7,656
Trade names	4.3	1,200	(680)	520
Total definite-lived intangible assets		$793,340	$(419,066)	$374,274
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$414,093

Total amortization expense of intangible assets was $60.3 million, $38.3 million, and $38.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. Future amortization expense is estimated as follows (in thousands):

2019	$64,449
2020	64,058
2021	63,901
2022	63,101
2023	59,005
Thereafter	129,838
Total	$444,352

10.    Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities were as follows (in thousands):

	December 31,
	2018	2017
Advisor deferred compensation plan liability	$182,351	$177,652
Accrued compensation	70,093	64,728
Deferred rent	40,772	41,629
Accounts payable	53,077	47,125
Other accrued liabilities	132,351	130,015
Total accounts payable and accrued liabilities	$478,644	$461,149

11.    Debt
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The Company’s outstanding borrowings were as follows (dollars in thousands):

	December 31, 2018			December 31, 2017
Long-Term Borrowings	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest Rate	Maturity
Revolving Credit Facility	$—	LIBOR+125bps	—	$—	LIBOR+125bps	—	9/21/2022
Senior Secured Term Loan B(1)	1,481,250	LIBOR+225 bps	4.73%	1,496,250	LIBOR+225 bps	3.81%	9/21/2024
Senior Unsecured Notes(1)(2)	900,000	Fixed Rate	5.75%	900,000	Fixed Rate	5.75%	9/15/2025
Total long-term borrowings	2,381,250			2,396,250
Plus: Unamortized Premium	10,083			11,584
Less: Unamortized Debt Issuance Cost	(19,525)			(22,812)
Net Carrying Value	$2,371,808			$2,385,022
_____________________

(1)	No leverage or interest coverage maintenance covenants.

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
As of December 31, 2018, the Company had $10.6 million of irrevocable letters of credit, with an applicable interest rate margin of 1.25%, which were supported by the credit facility.
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of December 31, 2018, the Company was in compliance with such covenants.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Bank Loans Payable
The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200.0 million limit and allows for both collateralized and uncollateralized borrowings. During the year ended December 31, 2018, the Company drew $160.0 million on one of the lines of credit at a weighted average interest rate of 2.99%. During the year ended December 31, 2017, the Company drew $239.0 million on one of the lines of credit at an interest rate of 2.61%. There were no balances outstanding at December 31, 2018 or 2017.
The minimum calendar year payments and maturities of the long-term borrowings as of December 31, 2018 are as follows (in thousands):

2019	$15,000
2020	15,000
2021	15,000
2022	15,000
2023	15,000
Thereafter	2,306,250
Total	$2,381,250

12.    Income Taxes
The Company’s provision for income taxes was as follows (in thousands):

	December 31,
	2018	2017	2016
Current provision:
Federal	$120,211	$117,745	$102,133
State	34,721	17,353	15,002
Total current provision	154,932	135,098	117,135
Deferred benefit:
Federal	(1,874)	(8,951)	(10,767)
State	120	(440)	(783)
Total deferred benefit	(1,754)	(9,391)	(11,550)
Provision for income taxes	$153,178	$125,707	$105,585

A reconciliation of the United States federal statutory income tax rates to the Company’s effective income tax rates is set forth below:

	Years Ended December 31,
	2018	2017	2016
Federal statutory income tax rates	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.6	3.0	3.5
Non-deductible expenses	1.7	0.6	0.3
Share-based compensation	(1.4)	(0.9)	0.1
Tax Cuts and Jobs Act of 2017	—	(2.4)	—
Domestic production activities deduction	—	(0.9)	(2.2)
Research & development credits	(0.3)	(0.4)	(1.1)
Other	0.2	0.5	(0.1)
Effective income tax rates	25.8%	34.5%	35.5%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (H.R. 1), the tax reform bill (the "Tax Act"), was signed into law. The Tax Act provided a permanent reduction in the Company's federal corporate income tax rate from 35% to 21% effective January 1, 2018. During the quarter ended December 31, 2018, the Company finalized its accounting of the Tax Act pursuant to SEC Staff Accounting Bulletin No. 118. No significant impacts were recorded by the Company as a result of finalizing the accounting.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, settlement contingencies, tax credits and other permanent differences in tax deductibility of certain expenses. These items resulted in effective tax rates of 25.8% ,34.5%, and 35.5% for the years ended December 31, 2018, 2017, and 2016, respectively.
The decrease in the Company's effective income tax rate in 2018 compared to 2017 was due to the tax benefit associated with the federal rate reduction under the Tax Act.
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
The components of the net deferred income taxes included in the consolidated statements of financial condition were as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Accrued liabilities	$58,265	$59,422
Share-based compensation	16,832	17,122
State taxes	7,044	5,630
Deferred rent	32,376	32,457
Provision for bad debts	3,919	2,956
Forgivable loans	9,938	7,643
Captive insurance	1,968	1,355
Other	4,788	—
Total deferred tax assets	135,130	126,585
Deferred tax liabilities:
Amortization of intangible assets	(77,037)	(75,043)
Depreciation of fixed assets	(76,418)	(63,213)
Other	—	(4,333)
Total deferred tax liabilities	(153,455)	(142,589)
Deferred income taxes, net	$(18,325)	$(16,004)

The following table reflects a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, including interest and penalties (in thousands):

	December 31,
	2018	2017	2016
Balance — Beginning of year	$42,657	$39,766	$24,747
Increases for tax positions taken during the current year	10,042	7,815	17,787
Reductions as a result of a lapse of the applicable statute of limitations	(6,412)	(4,924)	(2,768)
Balance — End of year	$46,287	$42,657	$39,766

At December 31, 2018 and 2017, there were $40.7 million and $37.6 million, respectively, of unrecognized tax benefits that if recognized, would favorably affect the effective income tax rate in any future periods.
The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes within the consolidated statements of financial condition. At December 31, 2018 and 2017, the liability for unrecognized tax benefits included accrued interest of $5.1 million and $4.5 million, respectively, and penalties of $4.3 million and $4.4 million, respectively.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company and its subsidiaries file income tax returns in the federal jurisdiction, as well as most state jurisdictions, and are subject to routine examinations by the respective taxing authorities. The Company has concluded all federal income tax matters for years through 2011 and all state income tax matters for years through 2007.
The tax years of 2012 to 2017 remain open to examination in the federal jurisdiction. The tax years of 2008 to 2017 remain open to examination in the state jurisdictions. In the next 12 months, it is reasonably possible that the Company expects a reduction in unrecognized tax benefits of $2.4 million primarily related to the statute of limitations expiration in various state jurisdictions.
13.    Commitments and Contingencies
Leases
The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rental expense for all operating leases was approximately $19.0 million, $20.1 million, and $24.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Service and Development Contracts
The Company is party to certain long-term contracts for systems and services that enable back office trade processing and clearing for its product and service offerings.
Future minimum payments under leases, lease commitments, service, development, and agency contracts, and other contractual obligations with initial terms greater than one year were as follows at December 31, 2018 (in thousands):

2019	$69,182
2020	52,476
2021	40,723
2022	34,240
2023	30,984
Thereafter	240,033
Total(1)	$467,638

_____________________

(1)	Future minimum payments have not been reduced by minimum sublease rental income of $11.8 million due in the future under noncancellable subleases.
Guarantees
The Company occasionally enters into certain types of contracts that contingently require it to indemnify certain parties against third-party claims. The terms of these obligations vary and, because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the amount that it could be obligated to pay under such contracts.
The Company’s subsidiary, LPL Financial, provides guarantees to securities clearing houses and exchanges under their standard membership agreements, which require a member to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing houses and exchanges, all other members would be required to meet any shortfall. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these agreements is remote. Accordingly, no liability has been recognized for these transactions.
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded commitments at December 31, 2018.
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
On May 1, 2018 the Company agreed to a settlement structure with the North American Securities Administrators Association (NASAA) related to the Company's historical compliance with certain state “blue sky” laws. The Company has entered in separate administrative orders with 21 jurisdictions and expects to enter into separate administrative orders with the remaining 32 jurisdictions in 2019, which will result in aggregate fines of approximately $26.4 million. As part of the settlement structure, the Company agreed to engage independent third party consultants to conduct a historical review of certain equity and fixed income securities transactions, as well as an operational review of the Company's systems for complying with blue sky securities registration requirements. The Company also agreed to offer customers who purchased certain equity and fixed income securities since October 2006 remediation in the form of reimbursement for any actual losses, plus interest. The Captive Insurance Subsidiary has adequate loss reserves to cover the aggregate fines and has loss reserves that are available to cover the costs of remediation. As of the date of this annual report, however, the historical review of transactions has not been completed and, as a result, the scope and costs of potential customer remediation cannot be estimated at this time. The actual costs of reimbursing customers for losses could exceed the Company's reserves.
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
Self-Insurance
The Company has self-insurance for certain potential liabilities through the Captive Insurance Subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends, so there are particular complexities and uncertainties involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured. As of December 31, 2018 and 2017, these self-insurance liabilities are included in accounts payable and accrued liabilities in the consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the consolidated statements of income for the years ended December 31, 2018, 2017, and 2016.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Other Commitments
As of December 31, 2018, the Company had approximately $298.0 million of client margin loans that were collateralized with securities having a fair value of approximately $417.2 million that it can repledge, loan, or sell. Of these securities, approximately $50.8 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of December 31, 2018, there were no restrictions that materially limited the Company's ability to repledge, loan, or sell the remaining $366.4 million of client collateral.
Trading securities on the consolidated statements of financial condition includes $4.7 million and $6.5 million pledged to clearing organizations at December 31, 2018 and 2017, respectively.
14.    Stockholders' Equity
Dividends
The payment, timing and amount of any dividends are subject to approval by the Company's board of directors (the "Board of Directors") as well as certain limits under the Credit Agreement and Indenture. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2018		2017		2016
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$22.6	$0.25	$22.6	$0.25	$22.2
Second quarter	$0.25	$22.3	$0.25	$22.6	$0.25	$22.3
Third quarter	$0.25	$21.9	$0.25	$22.5	$0.25	$22.3
Fourth quarter	$0.25	$21.5	$0.25	$22.5	$0.25	$22.3

Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the consolidated statements of financial condition.
On November 13, 2018, the Board of Directors authorized an increase to the Company’s existing share repurchase program, enabling the Company to repurchase its issued and outstanding common stock from time to time. As of December 31, 2018, the Company had $1.0 billion remaining under the existing share repurchase program. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement, the Indenture, and the Company’s general working capital needs.
The Company had the following activity under its approved share repurchase programs (dollars in millions, except per share data):

	2018
	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)
First Quarter	967,500	$62.84	$60.8
Second Quarter	1,791,493	$65.20	$116.8
Third Quarter	1,849,027	$66.24	$122.5
Fourth Quarter	1,925,126	$61.19	$117.8
	6,533,146	$63.96	$417.9
_____________________

(1)	Included in the total cost of shares purchased is a commission fee of $0.02 per share.

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
As of December 31, 2018, there were 20,055,945 shares authorized for grant under the 2010 Plan. There were 6,444,335 shares reserved for exercise or conversion of outstanding awards granted, and 6,444,180 shares remaining available for future issuance, under the 2010 Plan as of December 31, 2018.
Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee and officer stock options that have been granted:

	Years Ended December 31,
	2018	2017	2016
Expected life (in years)	5.43	5.43	5.26
Expected stock price volatility	34.80%	35.27%	33.38%
Expected dividend yield	1.71%	2.61%	2.87%
Risk-free interest rate	2.66%	2.14%	1.16%
Fair value of options	$19.86	$10.63	$4.60

The following table summarizes the Company’s stock option and warrant activity as of and for the year ended December 31, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2017	4,866,499	$31.73
Granted	478,824	$65.55
Exercised	(1,504,069)	$32.60
Forfeited and Expired	(253,187)	$38.90
Outstanding — December 31, 2018	3,588,067	$35.38	5.62	$94,102
Exercisable — December 31, 2018	2,402,708	$31.58	4.33	$70,869
Exercisable and expected to vest — December 31, 2018	3,547,347	$35.11	5.58	$93,863

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes information about outstanding stock options and warrants as of December 31, 2018:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$18.01 - $25.00	1,107,094	5.26	$20.48	761,994	$20.67
$25.01 - $30.00	391,572	3.47	$28.94	389,498	$28.94
$30.01 - $35.00	653,869	2.83	$33.10	653,869	$33.10
$35.01 - $45.00	633,412	8.01	$39.65	216,266	$39.99
$45.01 - $55.00	381,081	5.82	$48.74	381,081	$48.74
$55.01 - $71.00	421,039	9.16	$65.55	—	$—
	3,588,067	5.62	$35.38	2,402,708	$31.58

The Company recognized share-based compensation related to the vesting of stock options awarded to employees and officers of $8.1 million, $7.2 million, and $10.7 million during the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $7.6 million, which is expected to be recognized over a weighted-average period of 1.80 years.
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units, and performance stock units, for the year ended December 31, 2018:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2017	12,796	$39.73	957,123	$32.81
Granted	7,057	$70.26	375,447	$68.24
Vested	(12,796)	$39.73	(374,231)	$34.56
Forfeited	—	$—	(83,951)	$39.45
Nonvested — December 31, 2018	7,057	$70.26	874,388	$46.63
Expected to vest — December 31, 2018	7,057	$70.26	824,382	$45.70

The Company grants restricted stock awards and deferred stock units to its directors, restricted stock units to its employees and officers, and performance stock units to its officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in our shares outstanding upon grant and have the same dividend and voting rights as our common stock. The Company recognized $13.8 million, $11.5 million, and $8.9 million of share-based compensation related to the vesting of these restricted stock awards, and stock units during the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, total unrecognized compensation cost for restricted stock awards and stock units was $18.5 million, which is expected to be recognized over a weighted-average remaining period of 2.09 years.
The Company also grants restricted stock units to its advisors and to financial institutions. The Company recognized share-based compensation of $6.1 million, $7.3 million and $2.7 million related to the vesting of these awards during the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $4.4 million, which is expected to be recognized over a weighted-average remaining period of 1.66 years.

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

	Years Ended December 31,
	2018	2017	2016
Net income	$439,459	$238,863	$191,931

Basic weighted-average number of shares outstanding	88,119	90,002	89,072
Dilutive common share equivalents	2,500	2,113	941
Diluted weighted-average number of shares outstanding	90,619	92,115	90,013

Basic earnings per share	$4.99	$2.65	$2.15
Diluted earnings per share	$4.85	$2.59	$2.13

The computation of diluted earnings per share excludes stock options, warrants, and stock units that are anti-dilutive. For the years ended December 31, 2018, 2017, and 2016, stock options, warrants, and stock units representing common share equivalents of 391,632 shares, 1,909,288 shares, and 4,054,972 shares, respectively, were anti-dilutive.
17.    Employee and Advisor Benefit Plans
The Company participates in a 401(k) defined contribution plan sponsored by LPL Financial. All employees meeting minimum age and length of service requirements are eligible to participate. The Company has an employer matching program whereby employer contributions are made to the 401(k) plan, and employees are eligible for matching contributions after completing six month of service. The Company's contributions were made during the year ended December 31, 2018 in an amount equal to 75% of the first 8% of an employee's designated deferral of their eligible compensation. The Company’s total cost related to the 401(k) plan was $13.1 million, $10.5 million, and $10.1 million for the years ended December 31, 2018, 2017, and 2016, respectively, which is classified as compensation and benefits expense in the consolidated statements of income.
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
In January 2008, the Company adopted a non-qualified deferred compensation plan for the purpose of attracting and retaining advisors who operate, for tax purposes, as independent contractors, by providing an opportunity for participating advisors to defer receipt of a portion of their gross commissions generated primarily from commissions earned on the sale of various products. The deferred compensation plan has been fully funded to date by participant contributions. Plan assets are invested in mutual funds, which are held by the Company in a Rabbi Trust. The liability for benefits accrued under the non-qualified deferred compensation plan totaled $182.4 million at December 31, 2018, which is included in accounts payable and accrued liabilities in the consolidated statements of financial condition. The cash values of the related trust assets was $178.7 million at December 31, 2018, which is measured at fair value and included in other assets in the consolidated statements of financial condition.
Certain employees of the Company participate in a non-qualified deferred compensation plan that permits participants to defer portions of their compensation and earn interest on the deferred amounts. Plan assets are held by the Company in a Rabbi Trust and accounted for in the manner described above. As of December 31, 2018, the

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Company has recorded assets of $3.2 million and liabilities of $3.3 million, which are included in other assets and accounts payable and accrued liabilities, respectively, in the consolidated statements of financial condition.
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
During the years ended December 31, 2018, 2017, and 2016, the Company recognized revenue for services provided to these related parties of $3.5 million, $3.1 million, and $0.1 million, respectively. The Company incurred expenses for the services provided by these related parties of $2.9 million, $1.9 million, and $1.5 million, during the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018 and 2017, receivables and payables to related parties were not material.
19.    Net Capital and Regulatory Requirements
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also provide that the broker-dealer's capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and, as of December 31, 2018, had net capital of $108.1 million with a minimum net capital requirement of $8.0 million.
The Company's subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have substantial monetary and non-monetary impacts to PTC's operations.
As of December 31, 2018 and 2017, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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
LPL Financial may at times hold equity securities on both a long and short basis that are recorded on the consolidated statements of financial condition at market value. While long inventory positions represent LPL Financial’s ownership of securities, short inventory positions represent obligations of LPL Financial to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, both long and short inventory positions may result in losses or gains to LPL Financial as market values of securities fluctuate. To mitigate the risk of losses, long and short positions are mark-to-market daily and are continuously monitored by LPL Financial.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

21.    Selected Quarterly Financial Data (Unaudited)

	2018
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$1,241,557	$1,298,804	$1,330,997	$1,317,042
Net income	$93,530	$118,766	$106,865	$120,298
Basic earnings per share	$1.04	$1.33	$1.22	$1.40
Diluted earnings per share	$1.01	$1.30	$1.19	$1.36
Dividends declared per share	$0.25	$0.25	$0.25	$0.25

	2017
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$1,035,427	$1,065,504	$1,064,108	$1,116,442
Net income	$48,189	$68,434	$58,142	$64,098
Basic earnings per share	$0.54	$0.76	$0.65	$0.71
Diluted earnings per share	$0.52	$0.74	$0.63	$0.69
Dividends declared per share	$0.25	$0.25	$0.25	$0.25

22.    Subsequent Event
On January 30, 2019, the Board of Directors declared a cash dividend of $0.25 per share on the Company's outstanding common stock to be paid on March 29, 2019 to all stockholders of record on March 15, 2019.
******