Form 10-Q
period 2019-03-31
LPL Financial Holdings Inc.
filed 2019-05-02
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock -- $0.001 par value per share	LPLA	Nasdaq Global Select Market
The number of shares of Common Stock, par value $0.001 per share, outstanding as of April 26, 2019 was 83,434,537.

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
When we use the terms “LPLFH”, "LPL", “we”, “us”, “our”, and the “Company”, we mean LPL Financial Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Part I, "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company’s future financial and operating results, outlook, growth, plans, business strategies, liquidity, future indebtedness, future share repurchases, and future dividends, including statements regarding future resolution of regulatory matters, legal proceedings and related costs, future revenue and expenses, and projected savings and anticipated improvements to the Company’s operating model, services, and technologies as a result of its initiatives, programs and/or acquisitions, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company’s historical performance and its plans, estimates, and expectations as of May 2, 2019. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; changes in interest rates and fees payable by banks participating in the Company’s cash sweep programs, including the Company’s success in negotiating agreements with current or additional counterparties; the Company’s strategy and success in managing cash sweep program fees; fluctuations in the levels of brokerage and advisory assets, including net new assets, and the related impact on revenue; effects of competition in the financial services industry; the success of the Company in attracting and retaining financial advisors and institutions, and their ability to market effectively financial products and services; whether retail investors served by newly-recruited advisors choose to move their respective assets to new accounts at the Company; changes in growth and profitability of the Company’s fee-based business, including the Company's centrally managed advisory platform; the effect of current, pending, and future legislation, regulation, and regulatory actions, including disciplinary actions imposed by federal and state regulators and self-regulatory organizations; the cost of settling and remediating issues related to regulatory matters or legal proceedings, including actual costs of reimbursing customers for losses in excess of our reserves; changes made to the Company’s services and pricing, including in response to current, pending, and future legislation, regulation, and regulatory actions, and the effect that such changes may have on the Company’s gross profit streams and costs; execution of the Company’s capital management plans, including its compliance with the terms of its credit agreement and the indenture governing its senior notes; the price, the availability of shares, and trading volumes of the Company’s common stock, which will affect the timing and size of future share repurchases by the Company; execution of the Company’s plans and its success in realizing the synergies, expense savings, service improvements or efficiencies expected to result from its initiatives and programs, including its acquisitions of AdvisoryWorld and the broker-dealer network of National Planning Holdings, Inc. and its expense plans and technology initiatives; the performance of third-party service providers to which business processes are transitioned; the Company’s ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company's 2018 Annual Report on Form 10-K, as may be amended or updated in the Company's

ii

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

iii

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
Executive Summary
Financial Highlights
Results for the first quarter of 2019 included net income of $155.4 million, or $1.79 per share, which compares to $93.5 million, or $1.01 per share, for the first quarter of 2018.
Asset Growth Trends
Total brokerage and advisory assets served were $684.0 billion as of March 31, 2019, up 6% from $647.5 billion as of March 31, 2018. Total net new assets were $4.0 billion for the three months ended March 31, 2019, compared to $38.9 billion for the same period in 2018. During the three months ended March 31, 2018, we onboarded $36.0 billion in brokerage and advisory assets in connection with our acquisition of the broker-dealer network of National Planning Holdings, Inc. (“NPH”), which contributed to our growth in net new assets.
Net new advisory assets were $4.6 billion for the three months ended March 31, 2019, compared to $13.1 billion for the same period in 2018. As of March 31, 2019, our advisory assets had grown to $311.9 billion from the prior year balance of $283.5 billion and represented 46% of total brokerage and advisory assets served.
Net new brokerage assets were an outflow of $0.7 billion for the three months ended March 31, 2019, compared to an inflow of $25.8 billion for the same period in 2018. As of March 31, 2019, our brokerage assets had grown to $372.1 billion from $364.1 billion as of March 31, 2018.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, of $555.8 million for the three months ended March 31, 2019, increased 20% from $464.0 million for the quarter ended March 31, 2018. Management presents gross profit, which is calculated as net revenues less commission and advisory expenses and brokerage, clearing, and exchange fees, because we believe that measure may be useful to investors in evaluating the Company’s core operating performance before indirect costs that are general and administrative in nature. See footnote 8 to the Financial Metrics table within the "How We Evaluate Our Business" section for additional information on gross profit.
Shareholder Capital Returns
We returned $146.1 million of capital to shareholders during the three months ended March 31, 2019, including $21.1 million of dividends and $125.0 million of share repurchases, representing 1,747,116 shares.

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

How We Evaluate Our Business
We focus on several key business and financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key business and financial metrics are as follows:

	Three Months Ended March 31,
Business Metrics (dollars in billions) (balances may not foot due to rounding)	2019	2018	% Change
Advisory assets(1)(2)	$311.9	$283.5	10%
Brokerage assets(1)(3)	372.1	364.1	2%
Total Brokerage and Advisory Assets served(1)	$684.0	$647.5	6%

Net new advisory assets(4)	$4.6	$13.1	n/m
Net new brokerage assets(5)	(0.7)	25.8	n/m
Total Brokerage and Advisory Net New Assets	$4.0	$38.9	n/m

Insured cash account balances(1)	$21.7	$22.6	(4%)
Deposit cash account balances(1)	4.3	4.2	2%
Money market account balances(1)	4.8	2.9	66%
Total Cash Sweep Balances	$30.7	$29.6	4%

Advisors	16,189	16,067	1%

	Three Months Ended March 31,
Financial Metrics (dollars in millions, except per share data)	2019	2018
Total net revenues	$1,371.7	$1,241.6
Recurring gross profit rate (trailing twelve months)(6)	86.3%	83.9%
Pre-tax income	$203.8	$119.9
Net income	$155.4	$93.5
Earnings per share, diluted	$1.79	$1.01

Non-GAAP Financial Measures(7)
Gross profit(8)	$555.8	$464.0
Gross profit growth from prior period(8)	19.8%	23.3%
Gross profit as a % of net revenue(8)	40.5%	37.4%
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

(2)
Advisory assets consists of total advisory assets under custody at our broker-dealer subsidiary, LPL Financial LLC ("LPL Financial"), consisting of total assets on LPL Financial's corporate advisory platform serviced by investment advisor representatives of LPL Financial and total assets on LPL Financial's independent advisory platform serviced by investment advisor representatives of separate investment advisor firms ("Hybrid RIAs") rather than of LPL Financial. See "Results of Operations" for a tabular presentation of advisory assets.

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

(6)
Recurring gross profit rate refers to the percentage of our gross profit, a non-GAAP financial measure, that was recurring for the period presented. We track recurring gross profit, a characterization of gross profit and a statistical measure, which is defined to include our revenues from asset-based fees, advisory fees, trailing commissions, cash sweep programs, and certain other fees that are based upon the number of client accounts and advisors, less the expenses associated with such revenues and certain other recurring expenses not specifically associated with a revenue line. We allocate such other recurring expenses, such as non-gross dealer concessions sensitive production expenses, on a pro-rata basis against specific revenue lines at our discretion.  Because certain sources of recurring gross profit are associated with asset balances, they will fluctuate depending on the market values and current interest rates. Accordingly, our recurring gross profit can be negatively impacted by adverse external market conditions. However, we believe that recurring gross profit is meaningful despite these fluctuations because it is not dependent upon transaction volumes or other activity-based revenues, which are more difficult to predict, particularly in declining or volatile markets.

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

	Three Months Ended March 31,
Gross Profit (in millions)	2019	2018
Total net revenues	$1,371.7	$1,241.6
Commission and advisory expense	799.7	761.7
Brokerage, clearing, and exchange fees	16.1	15.9
Gross profit	$555.8	$464.0
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
Our accruals, including those established through the captive insurance subsidiary at March 31, 2019, include estimated costs for significant regulatory matters, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable. For example, on May 1, 2018, we agreed to a settlement structure with the North American Securities Administrators Association related to our historical compliance with certain state “blue sky” laws (the "Blue Sky Settlement"). We have entered into separate administrative orders with 37 jurisdictions and expect to enter into separate administrative orders with the remaining 16 jurisdictions throughout 2019, which will result in aggregate fines of approximately $26.4 million. As part of the settlement structure, we agreed to engage independent third party consultants to conduct a historical review of certain equity and fixed income securities transactions, as well as an operational review of our systems for complying with blue sky securities registration requirements. We also agreed to offer customers who purchased certain equity and fixed-income securities since October 2006 remediation in the form of reimbursement for any actual losses, plus interest. We believe our captive insurance subsidiary has adequate loss reserves to cover the aggregate fines and has loss reserves as of March 31, 2019 that are available to cover the costs of remediation. As of the date of this Quarterly Report on Form 10-Q, however, the historical review of transactions has not been completed and, as a result, the scope and costs of potential customer remediation cannot be estimated at this time. The actual costs of reimbursing customers for losses could exceed our reserves.
The outcome of regulatory matters could result in legal liability, regulatory fines, or monetary penalties in excess of our accruals and insurance, which could have a material adverse effect on our business, results of operations, cash flows, or financial condition. For more information on management’s loss contingency policies, see Note 10. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements.
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
During 2017, LPL Financial paid $325 million to acquire certain assets and rights of NPH, including business relationships with financial advisors. We completed the onboarding of NPH advisors and client assets in the first quarter of 2018. We incurred increased costs related to this transaction, including compensation and benefits expense related to the additional staffing, as well as contingent labor costs, needed to support the onboarding of NPH advisors and their clients to our systems, and fees for account closure and transfers that we agreed to pay on behalf of NPH advisors.
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

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the U.S. financial markets. In the United States, economic data have pointed to continued steady economic growth through the first quarter of 2019, the eighth consecutive quarter of growth above 2%. According to the most recent estimate by the Bureau of Economic Analysis, real gross domestic product (“GDP”) grew at an annualized rate of 3.2% in the first quarter of 2019, and 3.2% growth over the last year, compared to an expansion average of 2.3% growth. The Federal Reserve’s (“Fed”) most recent median projection puts expected U.S. growth at 2.1% in 2019 with further modest slowing in 2020.
The U.S. economy continues to be supported by healthy labor markets and still low interest rates compared to historical levels, but there are signs that consumer and business spending have slowed from the solid overall pace seen in 2018. A slowdown in global growth has been a key concern. The International Monetary Fund, in its April global growth update, lowered its 2019 global growth forecast to 3.3%, compared to 3.6% in 2018 and nearly 4.0% in 2017, and highlighted ongoing risks from trade disputes, policy uncertainty, and potential deterioration in market sentiment. Nevertheless, it maintained expectations of a modest pick-up in growth as we move into the second half of the year.
In the first quarter of the year, financial markets bounced back from sharp declines in the fourth quarter of 2018, with the S&P 500 climbing 13.7% on a total return basis, the best start to the year since 1998, partially driven by a shift in tone on monetary policy and progress on trade. Both international developed and emerging market stocks lagged U.S. markets as declining growth expectations weighed on prospects of corporate profitability. Bonds also fared well during the quarter, helped by both a decline in the 10-year Treasury yield and narrowing credit spreads as concerns about global risk moderated (bond prices rise when yields falls). Treasuries rose, but performance was stronger among credit-sensitive bond sectors. Investment-grade corporate bonds performed well among investment-grade sectors, but lower quality bonds, such as high-yield corporate bonds, generally saw stronger performance.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. Please consult the Risks Related to Our Business and Industry section within Part I, “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes, and the potential related effects on our profitability and financial condition. The Fed followed through on late fourth quarter and early first quarter messaging by holding off on any additional rate hikes at its first two meetings of 2019, leaving the federal funds rate at 2.25 - 2.5%. Well-contained inflation has helped give the Fed the policy flexibility to delay further tightening in response to growth concerns. In the projection materials accompanying the meeting, the median expectation was that there would be no further rate hikes in 2019 as growth expectations moderated, although 6 of the 17 participants still saw a likelihood of one or more hikes before the end of the year. In the meeting minutes, members cited concerns about global growth and the decreasing impact of fiscal stimulus as reasons for lowering overall growth expectations.

Results of Operations
The following discussion presents an analysis of our results of operations for the three months ended March 31, 2019 and 2018. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
REVENUES
Commission	$461,359	$474,811	(2.8)%
Advisory	453,938	422,387	7.5%
Asset-based	296,363	219,336	35.1%
Transaction and fee	122,480	116,649	5.0%
Interest income, net of interest expense	12,321	7,781	58.3%
Other	25,218	593	n/m
Total net revenues	1,371,679	1,241,557	10.5%
EXPENSES
Commission and advisory	799,698	761,697	5.0%
Compensation and benefits	136,912	123,517	10.8%
Promotional	51,349	67,427	(23.8)%
Depreciation and amortization	23,470	20,701	13.4%
Amortization of intangible assets	16,168	13,222	22.3%
Occupancy and equipment	33,106	27,636	19.8%
Professional services	19,612	22,172	(11.5)%
Brokerage, clearing, and exchange	16,144	15,877	1.7%
Communications and data processing	12,327	11,174	10.3%
Other	26,403	28,586	(7.6)%
Total operating expenses	1,135,189	1,092,009	4.0%
Non-operating interest expense	32,716	29,622	10.4%
INCOME BEFORE PROVISION FOR INCOME TAXES	203,774	119,926	69.9%
PROVISION FOR INCOME TAXES	48,376	26,396	83.3%
NET INCOME	$155,398	$93,530	66.1%

Revenues
Commission Revenues
We generate two types of commission revenues: sales-based commissions and trailing commissions. Sales-based commission revenues, which occur when clients trade securities or purchase various types of investment products, primarily represent gross commissions generated by our advisors. The levels of sales-based commission revenues can vary from period to period based on the overall economic environment, number of trading days in the reporting period, and investment activity of our advisors’ clients. Trailing commission revenues (commissions that are paid over time, are recurring in nature and are earned based on the market value of investment holdings in trail eligible assets. We earn trailing commission revenues primarily on mutual funds and variable annuities held by clients of our advisors. See Note 3. Revenues, within the notes to the unaudited condensed consolidated financial statements for further detail regarding our commission revenue by product category.
The following table sets forth our commission revenue, by sales-based and trailing commission revenue (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Sales-based	$190,999	$187,233	$3,766	2.0%
Trailing	270,360	287,578	(17,218)	(6.0)%
Total commission revenue	$461,359	$474,811	$(13,452)	(2.8)%
The slight increase in sales-based commission revenue for the three months ended March 31, 2019, compared with the same period in 2018 was driven by market volatility that led to an increase in sales of fixed annuities, partially offset by a decrease in activity for variable annuities, equities and mutual funds.
The decrease in trailing revenues for the three months ended March 31, 2019, compared with the same period in 2018 was primarily due to market volatility impacting mutual funds and variable annuity trails.
The following table summarizes activity in brokerage assets for the periods presented (in billions):

	Three Months Ended March 31,
	2019	2018
Balance - Beginning of period	$346.0	$342.1
Net new brokerage assets	(0.7)	25.8
Market impact(1)	26.8	(3.8)
Balance - End of period	$372.1	$364.1
_______________________________

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, with such difference representing the implied growth or decline in asset balances due to market changes over the same period of time.

Advisory Revenues
Advisory revenues primarily represent fees charged on our corporate RIA platform provided through LPL Financial to clients of our advisors based on the value of their advisory assets. Advisory fees are billed to clients on either a calendar quarter or non-calendar quarter basis of their choice, at the beginning of that period, and are recognized as revenue ratably during the quarter. The majority of our accounts are billed in advance using values as of the last business day of each immediately preceding calendar quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. Advisory revenues collected on our corporate advisory platform are proposed by the advisor and agreed to by the client and average 1.0% of the underlying assets with a maximum of 3.0% of the underlying assets as of March 31, 2019.
We also support Hybrid RIAs, through our independent advisory platform, which allows advisors to engage us for technology, clearing, and custody services, as well as access to the capabilities of our investment platforms. The assets held under a Hybrid RIA's investment advisory accounts custodied with LPL Financial are included in our brokerage and advisory assets, net new advisory assets, and advisory assets under custody metrics. However, we charge separate fees to Hybrid RIAs for technology, clearing, administrative, oversight, and custody services. The administrative fees collected on our independent advisory platform vary and can reach a maximum of 0.6% of the underlying assets as of March 31, 2019.
The following table summarizes the composition of total advisory assets as of March 31, 2019 and 2018 (in billions):

	March 31,
	2019	2018	$ Change	% Change
Corporate platform advisory assets	$191.8	$167.7	$24.1	14.4%
Hybrid platform advisory assets	120.1	115.7	4.4	3.8%
Total advisory assets(1)	$311.9	$283.5	$28.5	10.1%
_______________________________

(1)	Balances may not foot due to rounding.
Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.
The following table summarizes activity in advisory assets (in billions):

	Three Months Ended March 31,
	2019	2018
Balance - Beginning of period	$282.0	$273.0
Net new advisory assets	4.6	13.1
Market impact(1)	25.3	(2.6)
Balance - End of period	$311.9	$283.5
_______________________________

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, with such difference representing the implied growth or decline in asset balances due to market changes over the same period of time.

Net new advisory assets for the three months ended March 31, 2019 and 2018 had a limited impact on our advisory fee revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory fee revenue. The revenue for any particular quarter is primarily driven by the value of each of the prior quarter’s month-end advisory assets under custody.
The growth in advisory revenue for the three months ended March 31, 2019 compared to the same period in 2018 was due to net new advisory assets resulting from our recruiting efforts and strong advisor productivity, as well as market gains as represented by higher levels of the S&P 500 index.
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
Asset-based revenues for the three months ended March 31, 2019 increased compared to the same period in 2018 primarily due to increased revenues from our cash sweep programs and sponsorship programs. Cash sweep revenue for the three months ended March 31, 2019 increased compared to the same period in 2018 due to the impact of increases in the target range for the federal funds effective rate during 2018 and higher average cash sweep balances. For the three months ended March 31, 2019, our average cash sweep balances increased as compared to the same period in 2018, with balances of $31.3 billion and $29.3 billion, respectively. Revenues for our recordkeeping and sponsorship programs for the three months ended March 31, 2019, which are largely based on the market value of the underlying assets, increased compared to the same period in 2018 due to the impact of market appreciation on the value of those underlying assets.
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
Transaction and fee revenues increased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to a higher volume of transactions, resulting from an increase in market volatility.
Interest Income, Net of Interest Expense
We earn interest income from client margin accounts and cash equivalents, net of operating expense. Period-over-period variances correspond to changes in the average balances of assets in margin accounts and cash equivalents as well as changes in interest rates.
Interest Income, net of interest expense increased for the three months ended March 31, 2019, compared to the same period in 2018 primarily due to the impact of rising interest rates.
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
Other revenues increased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to unrealized gains on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan, and an increase in dividend income on assets held in our advisor non-qualified deferred compensation plan.
Expenses
Commission and Advisory Expenses
Commission and advisory expenses are comprised of the following: base payout amounts that are earned by and paid out to advisors and institutions based on commission and advisory revenues earned on each client’s account (referred to as gross dealer concessions, or “GDC”); production bonuses earned by advisors and institutions based on the levels of commission and advisory revenues they produce; the recognition of share-based compensation expense from equity awards granted to advisors and financial institutions; and the deferred commissions and advisory fee expenses associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to our advisors.
The following table shows the components of our production payout and total payout ratios, each of which is a statistical or operating measure:

	Three Months Ended March 31,		Change
	2019	2018
Base payout rate(1)	82.84%	82.60%	24 bps
Production based bonuses	2.04%	2.05%	(1 bps)
GDC sensitive payout	84.88%	84.65%	23 bps
Non-GDC sensitive payout(2)	2.49%	0.25%	224 bps
Total payout ratio	87.37%	84.90%	247 bps
_______________________________

(1)	Our base payout rate is calculated as commission and advisory expenses, divided by GDC (see description above).

(2)
Non-GDC sensitive payout includes share-based compensation expense from equity awards granted to advisors and financial institutions and mark-to-market gains or losses on amounts designated by advisors as deferred.

Our total payout ratio, a statistical or operating measure, increased for the three months ended March 31, 2019 compared with the same period in 2018 primarily due to an increase in non-GDC sensitive payout, which includes advisor deferred compensation.
Compensation and Benefits Expense
Compensation and benefits expense includes salaries and wages and related benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

	Three Months Ended March 31,
	2019	2018	Change
Average number of employees	4,267	3,823	11.6%
Compensation and benefits expense increased for the three months ended March 31, 2019 compared with the same period in 2018 due to an increase in salary and discretionary bonus expenses resulting from an increase in headcount.
Promotional Expense
Promotional expenses include costs related to our hosting of certain advisor conferences that serve as training, sales, and marketing events, as well as business development costs related to recruiting, such as transition assistance and expenses associated with loans issued to advisors.
The decrease in promotional expense for the three months ended March 31, 2019 compared with the same period in 2018 was primarily driven by 2018 recruiter and advisor costs related to the onboarding of NPH advisors, and decreases in business development expenses associated with broker training and education.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
The increase in depreciation and amortization expense for the three months ended March 31, 2019 compared with the same period in 2018 was primarily due to increases in purchased hardware and software.
Amortization of Intangible Assets
Amortization of intangible assets represents the benefits received for using long-lived assets, which consist of intangible assets established through our acquisitions.
The increase in amortization of intangible assets for the three months ended March 31, 2019 compared with the same period in 2018 was due to the intangible assets recorded during 2018 as part of our acquisition of NPH.
Occupancy and Equipment Expense
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expenses on computer hardware and other equipment.
The increase in occupancy and equipment expense for the three months ended March 31, 2019 compared with the same period in 2018 was primarily due to an increase in costs related to repairs and maintenance and software licensing fees in support of our service and technology investments.
Professional Services
Professional services includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements.
The decrease in professional services for the three months ended March 31, 2019 compared with the same period in 2018 was primarily due to decreases in non-capitalized costs related to our service and technology projects during the period.

Brokerage, Clearing, and Exchange Fees
Brokerage, clearing, and exchange fees include expenses originating from trading and clearing operations as well as any exchange membership fees. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.
The slight increase in brokerage, clearing, and exchange fees is relatively consistent with the volume of sales and trading activity for the three months ended March 31, 2019, compared with the same period in 2018.
Communications and Data Processing
Communications expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges, and markets. Data processing expense consists primarily of customer statement processing and postage costs.
Communications and data processing expense remained relatively flat for the three months ended March 31, 2019 compared with the same period in 2018.
Other Expenses
Other expenses include the estimated costs of the investigation, settlement, and resolution of regulatory matters (including customer restitution and remediation), licensing fees, insurance, broker-dealer regulator fees, and other miscellaneous expenses. Other expenses will depend in part on the size and timing of resolving regulatory matters and the availability of self-insurance coverage, which depends in part on the amount and timing of resolving historical claims. There are particular uncertainties and complexities involved when assessing the potential costs and timing of regulatory matters, including the adequacy of loss reserves for potential liabilities that are self-insured by our captive insurance subsidiary.
The decrease in other expenses for the three months ended March 31, 2019 compared with the same period in 2018 was primarily driven by lower costs associated with insurance and licensing fees.
Non-Operating Interest Expense
Non-operating interest expense represents expense for our senior secured credit facilities, senior unsecured notes and finance leases. Period over period increases correspond to higher LIBOR rates.
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
Our effective tax rate was 23.7% and 22.0% for the three months ended March 31, 2019 and 2018, respectively.
The increase in our effective income tax rate for the three months ended March 31, 2019 compared with the same period in 2018 was primarily due to the reduction of settlement contingencies in 2018.
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

A summary of changes in cash flow data is provided as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash flows (used in) provided by:
Operating activities	$35,233	$(22,331)
Investing activities	(30,320)	(21,684)
Financing activities	(139,061)	(55,831)
Net decrease in cash, cash equivalents and restricted cash	(134,148)	(99,846)
Cash, cash equivalents and restricted cash — beginning of period	1,562,119	1,625,655
Cash, cash equivalents and restricted cash — end of period	$1,427,971	$1,525,809
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.
Net cash provided by (used in) operating activities includes net income and adjustments for non-cash expenses, changes in operating assets and liabilities, including balances related to the settlement and funding of client transactions, receivables from product sponsors, and accrued commission and advisory expenses due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and clients’ behaviors.
The increase in cash flows provided by operating activities for the three months ended March 31, 2019 compared to the same period in 2018 was primarily attributable to an increase in net income, decrease in receivables from product sponsor, broker-dealers, and clearing organization, and an increase in draft payables and payables to broker-dealers and clearing organizations, due to the timing of payments made. These were offset by a decrease in payables to clients and an increase in advisor loans, due to the timing of payments.
The increase in cash flows used in investing activities for the three months ended March 31, 2019 compared to the same period in 2018 was due to an increase in capital expenditures to support our technology projects.
The increase in cash flows used in financing activities for the three months ended March 31, 2019 compared to the same period in 2018 was primarily attributable to an increase in repurchases of our common stock.
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
Share Repurchases
We engage in share repurchase programs, which are approved by our board of directors (the "Board of Directors"), pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions, including transactions with our affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion within the constraints of our Credit Agreement, the indenture governing our senior unsecured notes (the "Indenture"), and general liquidity needs. See Note 11. Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our share repurchases.
During the three months ended March 31, 2019, we repurchased a total of 1,747,116 shares of our common stock at a weighted-average price of $71.57 per share for a total cost of $125.0 million. As of March 31, 2019, the Company was authorized to purchase up to an additional $875.0 million of shares pursuant to the share repurchase programs approved by our Board of Directors.

Dividends
The payment, timing, and amount of any dividends are subject to approval by the Board of Directors as well as certain limits under our Credit Agreement and the Indenture. See Note 11. Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our dividends.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain for regulatory capital and reserves based on the requirements of our regulators and clearing organizations, which also consider client balances and trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash segregated under federal and other regulations, and proceeds from repledging or selling client securities in margin accounts. When an advisor's client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan, or sell securities, up to 140% of the client's margin loan balance, that collateralize those margin accounts. As of March 31, 2019, we had approximately $315.8 million of client margin loans, collateralized with securities having a fair value of approximately $442.1 million that we can repledge, loan, or sell. Of these securities, approximately $57.5 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of March 31, 2019, there were no restrictions that materially limited our ability to repledge, loan, or sell the remaining $384.6 million of client collateral.
Our other working capital needs are primarily related to advisor loans and timing associated with receivables and payables, which we have satisfied in the past from internally generated cash flows.
We may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. These timing differences are funded either with internally generated cash flow or, if needed, with funds drawn on our uncommitted lines of credit at our registered broker-dealer subsidiary LPL Financial, or under our revolving credit facility.
LPL Financial is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At March 31, 2019, LPL Financial had net capital of $159.0 million with a minimum net capital requirement of $8.1 million.
LPL Financial's ability to pay dividends greater than 10% of its excess net capital during any 35 day rolling period requires approval from the Financial Industry Regulatory Authority ("FINRA"). In addition, payment of dividends is restricted if LPL Financial's net capital would be less than 5.0% of aggregate customer debit balances.
LPL Financial also acts as an introducing broker for commodities and futures. Accordingly, its trading activities are subject to the National Futures Association’s ("NFA") financial requirements and it is required to maintain net capital that is in excess of or equal to the greatest of NFA's minimum financial requirements. The NFA was designated by the Commodity Futures Trading Commission as LPL Financial's primary regulator for such activities. Currently, the highest NFA requirement is the minimum net capital calculated and required pursuant to the SEC's Net Capital Rule.
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
The Credit Agreement and the Indenture contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

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
Our Credit Agreement and the Indenture prohibit us from paying dividends and distributions or repurchasing our capital stock except for limited purposes or in limited amounts. In addition, our revolving credit facility requires compliance with certain financial covenants as of the last day of each fiscal quarter. The financial covenants require the calculation of Credit Agreement EBITDA, defined in the Credit Agreement as “Consolidated EBITDA”, which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense, tax expense, depreciation and amortization, and further adjusted to exclude certain non-cash charges and other adjustments (including unusual or non-recurring charges) and gains, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions.
As of March 31, 2019, we were in compliance with both of our financial covenants, a maximum Consolidated Total Debt to Consolidated EBITDA Ratio ("Leverage Test," as defined in the Credit Agreement) and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio ("Interest Coverage," as defined in the Credit Agreement). The breach of these financial covenants would subject us to certain equity cure rights. The permitted ratios under our financial covenants and actual ratios were as follows:

Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	5.00	2.05
Interest Coverage (Minimum)	3.00	8.35
Off-Balance Sheet Arrangements
We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include Company commitments to extend credit. For information on these arrangements, see Note 10. Commitments and Contingencies and Note 17. Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk, within the notes to the unaudited condensed consolidated financial statements.
Contractual Obligations
During the three months ended March 31, 2019, there have been no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2018 Annual Report on Form 10-K. See Note 8. Debt and Note 10. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K, for further detail on operating lease obligations and obligations under noncancelable service contracts.

Fair Value of Financial Instruments
We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures. See Note 5. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for a detailed discussion regarding our fair value measurements.
Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. For the Company’s significant accounting policies affecting leases, see Note 9. Leases, within the notes to the unaudited condensed consolidated financial statements. There have been no other material changes to those policies that we consider to be significant since the filing of our 2018 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.
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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
REVENUES	2019	2018
Commission	$461,359	$474,811
Advisory	453,938	422,387
Asset-based	296,363	219,336
Transaction and fee	122,480	116,649
Interest income, net of interest expense	12,321	7,781
Other	25,218	593
Total net revenues	1,371,679	1,241,557
EXPENSES
Commission and advisory	799,698	761,697
Compensation and benefits	136,912	123,517
Promotional	51,349	67,427
Depreciation and amortization	23,470	20,701
Amortization of intangible assets	16,168	13,222
Occupancy and equipment	33,106	27,636
Professional services	19,612	22,172
Brokerage, clearing, and exchange	16,144	15,877
Communications and data processing	12,327	11,174
Other	26,403	28,586
Total operating expenses	1,135,189	1,092,009
Non-operating interest expense	32,716	29,622
INCOME BEFORE PROVISION FOR INCOME TAXES	203,774	119,926
PROVISION FOR INCOME TAXES	48,376	26,396
NET INCOME	$155,398	$93,530
EARNINGS PER SHARE (Note 13)
Earnings per share, basic	$1.84	$1.04
Earnings per share, diluted	$1.79	$1.01
Weighted-average shares outstanding, basic	84,487	89,997
Weighted-average shares outstanding, diluted	86,742	92,784
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except share data)

ASSETS	March 31, 2019	December 31, 2018
Cash and cash equivalents	$676,903	$511,096
Cash segregated under federal and other regulations	708,241	985,195
Restricted cash	42,827	65,828
Receivables from:
Clients, net of allowance of $684 at March 31, 2019 and $640 at December 31, 2018	393,099	412,944
Product sponsors, broker-dealers, and clearing organizations	156,915	166,793
Advisor loans, net of allowance of $6,107 at March 31, 2019 and $5,080 at December 31, 2018	320,379	298,821
Others, net of allowance of $10,386 at March 31, 2019 and $8,099 at December 31, 2018	269,153	248,711
Securities owned:
Trading — at fair value	27,361	29,267
Held-to-maturity — at amortized cost	13,005	13,001
Securities borrowed	2,670	4,829
Fixed assets, net of accumulated depreciation and amortization of $318,520 at March 31, 2019 and $308,155 at December 31, 2018	472,528	461,418
Operating lease assets	106,821	—
Goodwill	1,490,247	1,490,247
Intangible assets, net of accumulated amortization of $495,487 at March 31, 2019 and $479,319 at December 31, 2018	468,058	484,171
Other assets	343,983	305,147
Total assets	$5,492,190	$5,477,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$186,116	$225,034
Payables to clients	778,902	950,946
Payables to broker-dealers and clearing organizations	134,375	76,180
Accrued commission and advisory expenses payable	154,840	164,211
Accounts payable and accrued liabilities	411,316	478,644
Income taxes payable	74,740	32,990
Unearned revenue	99,035	80,524
Securities sold, but not yet purchased — at fair value	66	169
Long-term borrowing, net	2,368,501	2,371,808
Operating lease liabilities	147,326	—
Finance lease liabilities	106,987	—
Leasehold financing and capital lease obligations	—	104,564
Deferred income taxes, net	20,291	18,325
Total liabilities	4,482,495	4,503,395
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 125,647,760 shares issued at March 31, 2019 and 124,909,796 shares issued at December 31, 2018	126	125
Additional paid-in capital	1,658,631	1,634,337
Treasury stock, at cost — 41,611,603 shares at March 31, 2019 and 39,820,646 shares at December 31, 2018	(1,859,484)	(1,730,535)
Retained earnings	1,210,422	1,070,146
Total stockholders’ equity	1,009,695	974,073
Total liabilities and stockholders’ equity	$5,492,190	$5,477,468
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2017	123,030	$123	$1,556,117	33,262	$(1,309,568)	$—	$718,336	$965,008
Net income and other comprehensive income (loss), net of tax expense						—	93,530	93,530
Issuance of common stock to settle restricted stock units, net	197	—	—	55	(3,598)			(3,598)
Treasury stock purchases				968	(60,797)			(60,797)
Cash dividends on common stock							(22,561)	(22,561)
Stock option exercises and other	811	1	28,722	(14)	506		85	29,314
Share-based compensation	—		7,597					7,597
BALANCE — March 31, 2018	124,038	$124	$1,592,436	34,271	$(1,373,457)	$—	$789,390	$1,008,493
BALANCE — December 31, 2018	124,910	$125	$1,634,337	39,821	$(1,730,535)	$—	$1,070,146	$974,073
Net income and other comprehensive income, net of tax expense						—	155,398	155,398
Cumulative effect of accounting change							5,724	5,724
Issuance of common stock to settle restricted stock units, net	204	—	—	58	(4,428)			(4,428)
Treasury stock purchases				1,747	(125,034)			(125,034)
Cash dividends on common stock							(21,079)	(21,079)
Stock option exercises and other	534	1	15,330	(14)	513		233	16,077
Share-based compensation			8,964					8,964
BALANCE — March 31, 2019	125,648	$126	$1,658,631	41,612	$(1,859,484)	$—	$1,210,422	$1,009,695
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$155,398	$93,530
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	23,470	20,701
Amortization of intangible assets	16,168	13,222
Amortization of debt issuance costs	1,026	1,038
Share-based compensation	8,964	7,597
Provision for bad debts	3,249	1,708
Deferred income tax provision	(10)	(125)
Loan forgiveness	22,807	15,870
Other	(1,695)	111
Changes in operating assets and liabilities:
Receivables from clients	19,803	(40,034)
Receivables from product sponsors, broker-dealers, and clearing organizations	9,878	(20,526)
Advisor loans	(45,418)	(29,025)
Receivables from others	(22,795)	(17,302)
Securities owned	2,414	358
Securities borrowed	2,159	5,826
Operating leases	(254)	—
Other assets	(30,969)	(31,960)
Drafts payable	(38,918)	(48,993)
Payables to clients	(172,044)	(45,385)
Payables to broker-dealers and clearing organizations	58,195	7,893
Accrued commission and advisory expenses payable	(9,371)	4,046
Accounts payable and accrued liabilities	(26,982)	(7,177)
Income taxes receivable/payable	41,750	22,956
Unearned revenue	18,511	24,188
Securities sold, but not yet purchased	(103)	(848)
Net cash provided by (used in) operating activities	$35,233	$(22,331)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,332)	(22,934)
Purchase of securities classified as held-to-maturity	(1,238)	—
Proceeds from maturity of securities classified as held-to-maturity	1,250	1,250
Net cash used in investing activities	$(30,320)	$(21,684)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	(3,750)	(3,750)
Tax payments related to settlement of restricted stock units	(4,428)	(3,598)
Repurchase of common stock	(125,034)	(53,794)
Dividends on common stock	(21,079)	(22,561)
Proceeds from stock option exercises and other	16,076	29,314
Principal payment of finance leases and obligations	(846)	(1,442)
Net cash used in financing activities	$(139,061)	$(55,831)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(134,148)	(99,846)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	1,562,119	1,625,655
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$1,427,971	$1,525,809
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$45,556	$41,671
Income taxes paid	$6,635	$3,564
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$12,979	$11,865
Lease assets obtained in exchange for operating lease liabilities	$108,539	$—
Debt issuance cost included in accounts payable and accrued liabilities	$—	$8
Pending settlement of treasury stock purchases	$—	$7,003

The following table provides a reconciliation of cash, cash equivalent, and restricted cash reported within the statement of financial condition that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31,
	2019	2018
Cash and cash equivalents	$676,903	$820,056
Cash segregated under federal and other regulations	708,241	650,335
Restricted cash	42,827	55,418
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,427,971	$1,525,809
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
Description of Subsidiaries
LPL Holdings, Inc. (“LPLH”), a Massachusetts holding corporation, owns 100% of the issued and outstanding common stock or other ownership interest in each of LPL Financial LLC (“LPL Financial”), AW Subsidiary, Inc. Fortigent Holdings Company, Inc. and LPL Insurance Associates, Inc. (“LPLIA”), as well as a series captive insurance subsidiary (the "Captive Insurance Subsidiary") that underwrites insurance for various legal and regulatory risks of the Company. LPLH is also the majority stockholder in PTC Holdings, Inc. (“PTCH”), and owns 100% of the issued and outstanding voting common stock. Each member of PTCH’s board of directors meets the direct equity ownership interest requirements that are required by the Office of the Comptroller of the Currency.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, intangible assets, allowance for doubtful accounts, share-based compensation, accruals for liabilities, income taxes, revenue and expense accruals, and other matters that affect the consolidated financial statements and related disclosures. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods presented. Actual results could differ from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements.
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of results of income, comprehensive income, financial position, and cash flows in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2018, contained in the Company’s Annual Report on Form 10-K as filed with the SEC.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Company’s significant accounting policies affecting leases, see Note 9. Leases, within the notes to the unaudited condensed consolidated financial statements. A summary of other significant accounting policies are included in Note 2. Summary of Significant Accounting Policies, in the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2018. There have been no other significant changes to these accounting policies during the first three months of 2019.
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
Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness, which are carried at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 5. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for additional information regarding the Company’s fair value measurements. As of March 31, 2019, the carrying amount and fair value of the Company’s indebtedness was approximately $2,377.5 million and $2,378.3 million, respectively. As of December 31, 2018, the carrying amount and fair value was approximately $2,381.3 million and $2,271.9 million, respectively.
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments-Credit Losses (Topic 326)”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2020 and is currently in the process of evaluating the impact of the adoption on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes or modifies certain current disclosures, and requires additional disclosures. The changes are meant to provide more relevant information regarding valuation techniques and inputs used to arrive at measures of fair value, uncertainty in the fair value measurements, and how changes in fair value measurements impact an entity's performance and cash flows. Certain disclosures in ASU 2018-13 will need to be applied on a retrospective basis and others on a prospective basis. Early adoption is permitted. The Company expects to adopt the provisions of this guidance on January 1, 2020 and is currently evaluating the impact that ASU 2018-13 will have on its related disclosures.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard also requires disclosures that provide additional information on recorded lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements, which provides an optional transition method that allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the provisions of this guidance, including the optional transition method, on January 1, 2019. Operating lease assets and corresponding lease liabilities were recognized on the Company's unaudited condensed consolidated statements of financial condition. There was no material impact to its consolidated statements of income. Refer to Note 9. Leases, within the notes to the unaudited condensed consolidated financial statements for additional disclosure and significant accounting policies affecting leases.
In June 2018, FASB issued ASU 2018-07, Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payments granted to non-employees. Consistent with the requirement for employee share-based payment awards, non-employee share-based payment awards within the scope of Topic 718 will be measured at grant-date fair value of the equity instruments. The Company adopted the provisions of this guidance on January 1, 2019 and will no longer mark-to-market advisor and financial institution equity awards in the consolidated statements of income.
3. Revenues
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents total commission revenue disaggregated by investment product category (in thousands):

	Three Months Ended March 31,
	2019	2018
Variable annuities	$187,406	$200,043
Mutual funds	140,662	153,745
Alternative investments	6,786	5,567
Fixed annuities	51,573	34,055
Equities	18,364	23,601
Fixed income	29,742	30,324
Insurance	18,072	18,494
Group annuities	8,474	8,894
Other	280	88
Total commission revenue	$461,359	$474,811

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents sales-based and trailing commission revenues disaggregated by product category (in thousands):

	Three Months Ended March 31,
	2019	2018
Sales-based
Variable annuities	$50,128	$53,902
Mutual funds	34,631	37,057
Alternative investments	1,890	1,830
Fixed annuities	44,230	28,337
Equities	18,364	23,601
Fixed income	24,195	24,355
Insurance	16,024	16,865
Group annuities	1,257	1,198
Other	280	88
Total sales-based revenue	$190,999	$187,233
Trailing
Variable annuities	$137,278	$146,141
Mutual funds	106,031	116,688
Alternative investments	4,896	3,737
Fixed annuities	7,343	5,718
Fixed income	5,547	5,969
Insurance	2,048	1,629
Group annuities	7,217	7,696
Total trailing revenue	$270,360	$287,578
Total commission revenue	$461,359	$474,811

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
The following table sets forth asset-based revenue at a disaggregated level (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Asset-based revenue
Cash sweep fees	$173,139	$104,084
Sponsorship programs	62,084	54,728
Recordkeeping	61,140	60,524
Total asset-based revenue	$296,363	$219,336

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
The following table sets forth transaction and fee revenue disaggregated by recognition pattern (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Transaction and Fee Revenue
Point-in-time(1)	$54,681	$54,166
Over time(2)	67,799	62,483
Total transaction and fee revenue	$122,480	$116,649

_______________________________

(1)	Transaction and fee revenue recognized point-in-time includes revenue such as transaction fees, IRA termination fees, and conference service fees.

(2)	Transaction and fee revenue recognized over time includes revenue such as error and omission insurance fees, IRA custodian fees, and licensing fees.
The Company is the principal and recognizes transaction and fee revenue on a gross basis as it is primarily responsible for delivering the respective services being provided, which is demonstrated by the Company's ability to control the fee amounts charged to customers.
Interest Income, Net of Interest Expense
The Company earns interest income from client margin accounts and cash equivalents, less interest expense on related transactions. This revenue is not generated from contracts with customers. Interest expense incurred in connection with cash equivalents and client margin balances is completely offset by revenue on related transactions; therefore, the Company considers such interest to be an operating expense. Interest expense from operations for the three months ended March 31, 2019 and 2018 did not exceed $1.0 million.
Other Revenue
Other revenue primarily includes mark-to-market gains and losses on assets held by the Company for its advisor non-qualified deferred compensation plan and model research portfolios, marketing allowances received from certain financial product manufacturers, primarily those who offer alternative investments, such as non-traded real estate investment trusts and business development companies, and other miscellaneous revenues. These revenues are not generated from contracts with customers.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company's performance obligations, including amounts which are refundable. The increase in the unearned revenue balance for the three months ended March 31, 2019 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations, offset by $75.1 million of revenues recognized that were included in the unearned revenue balance as of December 31, 2018.
The Company receives cash revenues for advisory services not yet performed and conferences not yet held. For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes revenue as the conferences are held.
4.    Acquisitions
During 2017, the Company entered into an asset purchase agreement with National Planning Holdings, Inc. (“NPH”) and its four broker-dealer subsidiaries to acquire certain assets and rights, including business relationships with financial advisors. In accordance with ASC 805, Business Combinations, control transferred when the Company onboarded NPH advisors and client assets onto its platform, which occurred in two waves. The Company recorded intangible assets of $112.7 million in advisor relationships and $49.0 million in goodwill in the first quarter of 2018, following the completion of the second wave.
On December 3, 2018, the Company acquired all of the outstanding common stock of AdvisoryWorld. The Company paid $28.1 million at the closing of the transaction and allocated the purchase price primarily to intangible assets and goodwill in the unaudited condensed consolidated statements of financial condition.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the three months ended March 31, 2019.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At March 31, 2019, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices,

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At March 31, 2019, the Company did not adjust prices received from the independent third-party pricing services.
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
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$192,962	$—	$—	$192,962
Securities owned — trading:
Money market funds	116	—	—	116
Mutual funds	7,473	—	—	7,473
Equity securities	1,173	—	—	1,173
Debt securities	—	3	—	3
U.S. treasury obligations	18,596	—	—	18,596
Total securities owned — trading	27,358	3	—	27,361
Other assets	215,711	9,608	—	225,319
Total assets at fair value	$436,031	$9,611	$—	$445,642
Liabilities
Securities sold, but not yet purchased:
Equity securities	$47	$—	$—	$47
Debt securities	—	19	—	19
Total securities sold, but not yet purchased	47	19	—	66
Total liabilities at fair value	$47	$19	$—	$66

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
The amortized cost, gross unrealized loss, and fair value of securities held-to-maturity were as follows (in thousands):

	March 31, 2019	December 31, 2018
Amortized cost	$13,005	$13,001
Gross unrealized loss	(3)	(56)
Fair value	$13,002	$12,945

At March 31, 2019, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$4,994	$8,011	$—	$13,005
U.S. government notes — at fair value	$4,965	$8,037	$—	$13,002

7.    Goodwill and Other Intangible Assets
The balances in goodwill and intangible assets were a result of various acquisitions. See Note 9. Goodwill and Other Intangible Assets, in the Company's audited consolidated financial statements and the related notes in the 2018 Annual Report on Form 10-K for a discussion of the components of goodwill and additional information regarding intangible assets.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

8.    Debt
The Company’s outstanding borrowings were as follows (dollars in thousands):

	March 31, 2019			December 31, 2018
Long-Term Borrowings	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Revolving Credit Facility	$—	LIBOR+125bps	—%	$—	LIBOR+125bps	—%	9/21/2022
Senior Secured Term Loan B(1)	1,477,500	LIBOR+225 bps	4.74%	1,481,250	LIBOR+225 bps	4.73%	9/21/2024
Senior Unsecured Notes(1)(2)	900,000	Fixed Rate	5.75%	900,000	Fixed Rate	5.75%	9/15/2025
Total long-term borrowings	2,377,500			2,381,250
Plus: Unamortized Premium	9,708			10,083
Less: Unamortized Debt Issuance Cost	(18,707)			(19,525)
Net Carrying Value	$2,368,501			$2,371,808
_______________________________

(1)	No leverage or interest coverage maintenance covenants.

(2)
The Senior Unsecured Notes were issued in two separate transactions; $500.0 million in original notes were issued in March 2017 at par; $400.0 million in additional notes were issued in September 2017 and priced at 103.0% of the aggregate principal amount.

The Company is required to make quarterly payments on the Term Loan B facility equal to 0.25% of the original principal amount of the loans under the Term Loan B facility.
Borrowings under the Term Loan B facility bear interest at a rate per annum of 225 basis points over the Eurodollar Rate or 125 basis points over the base rate (as defined in the Credit Agreement), and have no leverage or interest coverage maintenance covenants. Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 125 to 175 basis points over the Eurodollar Rate or 25 to 75 basis points over the base rate, depending on the Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement). The Eurodollar Rate option is the one-, two-, three-, or six-month LIBOR rate, as selected by LPLH, or, with the approval of the applicable lenders, twelve-month LIBOR rate or the LIBOR rate for another period acceptable to the Administrative Agent (including a shorter period).
As of March 31, 2019, the Company had $7.2 million of irrevocable letters of credit, with an applicable interest rate margin of 1.25%, which were supported by the credit facility.
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of March 31, 2019, the Company was in compliance with such covenants.
Bank Loans Payable
The Company maintains three uncommitted lines of credit. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200 million limit and allows for both collateralized and uncollateralized borrowings. The Company drew a total of $190 million at a weighed average interest rate of 3.98% on two of the lines of credit during the three months ended March 31, 2019. There were no balances outstanding at March 31, 2019 or December 31, 2018.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

9.    Leases
Adoption of ASC Topic 842, Leases
On January 1, 2019, the Company adopted ASC Topic 842, Leases ("Topic 842"). Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting guidance, ASC Topic 840.
The Company previously recorded a build-to-suit related asset and liability for a lease in Fort Mill, South Carolina. The asset and liability were derecognized and reevaluated as a result of the adoption. The Fort Mill lease was determined to be a finance lease under Topic 842 and the changes in values from the derecognition and reevaluation were recorded to retained earnings under cumulative effect of accounting change in the unaudited condensed consolidated statements of stockholders' equity.
Lease Recognition
The Company determines if an arrangement is a lease or contains a lease at inception. The Company has operating and finance leases for corporate offices and equipment with remaining lease terms of 4 years to 17 years, some of which include options to extend the lease for up to 20 years. For leases with renewal options, the lease term is extended to reflect renewal options the Company is reasonably certain to exercise.
Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. As most of the Company's leases do not provide an implicit rate, the Company estimates its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. Lease expense for net present value of payments is recognized on a straight-line basis over the lease term.
Finance lease assets are included in fixed assets in the unaudited condensed consolidated statements of financial condition and at March 31, 2019 were $109.5 million.
The components of lease expense were as follows (dollars in thousands):

Three Months Ended March 31,
2019
Operating lease cost	$4,302
Finance lease cost:
Amortization of right-of-use assets	$1,164
Interest on lease liabilities	2,092
Total finance lease cost	$3,256

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Supplemental cash flow information and weighted average information related to leases was as follows (dollars in thousands):

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2,092
Operating cash flows from operating leases	$4,669
Financing cash flows from finance leases	$846
Weighted-average remaining lease term (years)
Finance leases	27.09
Operating leases	9.89
Weighted-average discount rate
Finance leases	7.78%
Operating leases	7.25%

Maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2019 - remainder	$14,394	$6,007
2020	19,643	9,084
2021	20,224	9,227
2022	20,805	8,429
2023	20,501	8,577
Thereafter	114,778	242,366
Total lease payments	210,345	283,690
Less imputed interest	63,019	176,703
Total	$147,326	106,987

Maturities of lease liabilities as of December 31, 2018 under ASC Topic 840 were as follows (in thousands):

2019	$30,010
2020	30,731
2021	30,590
2022	31,238
2023	30,265
Thereafter	239,118
Total(1)	$391,952
_______________________________

(1)
Amounts above exclude $75.7 million related to non-lease commitments from the schedule included in Note 13. Commitments and Contingencies, in the Company's audited consolidated financial statements and the related notes in the 2018 Annual Report on Form 10-K.

10.    Commitments and Contingencies
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded commitments at March 31, 2019.
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
On May 1, 2018 the Company agreed to a settlement structure with the North American Securities Administrators Association (NASAA) related to the Company's historical compliance with certain state “blue sky” laws. The Company has entered into separate administrative orders with 37 jurisdictions and expects to enter into separate administrative orders with the remaining 16 jurisdictions during 2019, which will result in aggregate fines of approximately $26.4 million. As part of the settlement structure, the Company agreed to engage independent third party consultants to conduct a historical review of certain equity and fixed income securities transactions, as well as an operational review of the Company's systems for complying with blue sky securities registration requirements. The Company also agreed to offer customers who purchased certain equity and fixed income securities since October 2006 remediation in the form of reimbursement for any actual losses, plus interest. The Company believes the Captive Insurance Subsidiary has adequate loss reserves to cover the aggregate fines and has loss reserves as of March 31, 2019 that are available to cover the costs of remediation. As of the date of this Quarterly Report on Form 10-Q, however, the historical review of transactions has not been completed and, as a result, the scope and costs of potential customer remediation cannot be estimated at this time. The actual costs of reimbursing customers for losses could exceed the Company's reserves.
On April 22, 2019, a putative class action lawsuit filed against the Company and certain of its executive officers in federal district court was dismissed with prejudice.

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
Self-Insurance
The Company has self-insurance for certain potential liabilities through the Captive Insurance Subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends, so there are particular complexities and uncertainties involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured. As of March 31, 2019, these self-insurance liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the unaudited condensed consolidated statements of income for the three months ended March 31, 2019.
Other Commitments
As of March 31, 2019, the Company had approximately $315.8 million of client margin loans that were collateralized with securities having a fair value of approximately $442.1 million that it can repledge, loan, or sell. Of these securities, approximately $57.5 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of March 31, 2019, there were no restrictions that materially limited the Company’s ability to repledge, loan, or sell the remaining $384.6 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $3.7 million and $4.7 million pledged to clearing organizations at March 31, 2019 and December 31, 2018, respectively.
11.    Stockholders’ Equity
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s board of directors (the “Board of Directors”) as well as certain limits under the Credit Agreement and Indenture. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2019		2018
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$21.1	$0.25	$22.6
Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the unaudited condensed consolidated statements of financial condition. As of March 31, 2019, the Company was authorized to purchase up to an additional $875.0 million of shares pursuant to share repurchase programs approved by the Board of Directors.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company had the following activity under its approved share repurchase programs (dollars in millions, except per share data):

	2019
	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)
First quarter	1,747,116	$71.57	$125.0
_______________________________

(1)	Included in the total cost of shares purchased is a commission fee of $0.02 per share.
12.    Share-Based Compensation
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
As of March 31, 2019, there were 20,055,945 shares authorized for grant under the 2010 Plan. There were 6,647,562 shares reserved for exercise or conversion of outstanding awards granted, and 5,281,011 shares remaining available for future issuance, under the 2010 Plan as of March 31, 2019.
Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee and officer stock options that have been granted during the three months ended March 31, 2019:

Expected life (in years)	5.43
Expected stock price volatility	35.80%
Expected dividend yield	1.49%
Risk-free interest rate	2.47%
Fair value of options	$24.41

The following table summarizes the Company’s stock option and warrant activity as of and for the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2018	3,588,067	$35.38
Granted	422,397	$77.53
Exercised	(533,909)	$28.69
Forfeited and Expired	(61,520)	$41.30
Outstanding — March 31, 2019	3,415,035	$41.53	6.20	$99,338
Exercisable — March 31, 2019	2,541,407	$33.40	5.18	$92,162
Exercisable and expected to vest — March 31, 2019	3,318,166	$40.62	6.10	$99,081

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information about outstanding stock options and warrants as of March 31, 2019:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$18.01 - $25.00	784,905	$20.46	5.97	777,302	$20.42
$25.01 - $30.00	355,604	$28.94	3.23	353,530	$28.94
$30.01 - $35.00	569,379	$32.96	2.67	569,379	$32.96
$35.01 - $45.00	539,697	$39.54	7.84	351,149	$39.57
$45.01 - $55.00	360,273	$48.76	5.57	360,273	$48.76
$55.01 - $80.00	805,177	$71.80	9.43	129,774	$65.89
	3,415,035	$41.53	6.20	2,541,407	$33.40

The Company recognized share-based compensation related to the vesting of stock options awarded to employees and officers of $3.0 million and $2.1 million during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $13.6 million, which is expected to be recognized over a weighted-average period of 2.36 years.
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units, and performance stock units, for the three months ended March 31, 2019:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2018	7,057	$70.26	874,388	$46.63
Granted	—	$—	224,701	$84.02
Vested	—	$—	(204,055)	$34.83
Forfeited	—	$—	(16,276)	$47.98
Nonvested — March 31, 2019	7,057	$70.26	878,758	$58.90
Expected to vest — March 31, 2019	7,057	$70.26	800,537	$57.21

The Company grants restricted stock awards and deferred stock units to its directors, restricted stock units to its employees and officers, and performance stock units to its officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company's common stock. The Company recognized $4.6 million and $3.2 million of share-based compensation related to the vesting of these restricted stock awards, and stock units during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, total unrecognized compensation cost for restricted stock awards and stock units was $29.1 million, which is expected to be recognized over a weighted-average remaining period of 2.40 years.
The Company also grants restricted stock units to its advisors and to financial institutions. The Company recognized share-based compensation of $1.0 million and $2.0 million related to the vesting of these awards during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $3.3 million, which is expected to be recognized over a weighted-average remaining period of 1.60 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

13.    Earnings per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. The calculation of basic and diluted earnings per share for the periods noted was as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income	$155,398	$93,530

Basic weighted-average number of shares outstanding	84,487	89,997
Dilutive common share equivalents	2,255	2,787
Diluted weighted-average number of shares outstanding	86,742	92,784

Basic earnings per share	$1.84	$1.04
Diluted earnings per share	$1.79	$1.01

The computation of diluted earnings per share excludes stock options, warrants, and stock units that are anti-dilutive. For the three months ended March 31, 2019 and 2018, stock options, warrants, and stock units representing common share equivalents of 465,252 shares and 238,601 shares, respectively, were anti-dilutive.
14.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, settlement contingencies, tax credits and other permanent differences in tax deductibility of certain expenses. These items resulted in effective tax rates of 23.7% and 22.0% for the three months ended March 31, 2019 and 2018, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
15.    Related Party Transactions
The Company has related party transactions with certain beneficial owners of more than ten percent of the Company's outstanding common stock. Additionally, through its subsidiary LPL Financial, the Company provides services and charitable contributions to the LPL Financial Foundation, an organization that provides volunteer and financial support within the Company's local communities.
During the three months ended March 31, 2019 and 2018, the Company recognized revenue for services provided to these related parties of $0.9 million and $0.8 million, respectively. The Company incurred expenses for the services provided by these related parties of $0.4 million and $0.9 million, during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and 2018, receivables and payables to related parties were not material.
16.    Net Capital and Regulatory Requirements
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also provide that the broker-dealer's capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $159.0 million with a minimum net capital requirement of $8.1 million as of March 31, 2019.

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
As of March 31, 2019 and December 31, 2018, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
17.    Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk
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
18.    Subsequent Events
On April 30, 2019, the Board of Directors declared a cash dividend of $0.25 per share on the Company's outstanding common stock to be paid on June 3, 2019 to all stockholders of record on May 20, 2019.

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
As of March 31, 2019, the fair value of our trading securities owned was $27.4 million and securities sold, but not yet purchased were immaterial. The fair value of securities included within other assets was $225.3 million as of March 31, 2019. See Note 5. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased and other assets associated with our client facilitation activities. See Note 6. Held-to-Maturity Securities, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of March 31, 2019, $1.48 billion of our outstanding debt under our Credit Agreement was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are generally subject to the same, but off-setting interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Variable Interest Rates at March 31, 2019	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facilities		Points	Points	Points	Points
Term Loan B	$1,477,500	$1,472	$3,680	$7,359	$14,719
Revolving Credit Facility	—	—	—	—	—
Variable Rate Debt Outstanding	$1,477,500	$1,472	$3,680	$7,359	$14,719
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

As of March 31, 2019 we offered our advisors and their clients three primary cash sweep vehicles that are interest rate sensitive: our insured cash account (“ICA”) for individuals, trusts and sole proprietorships, and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts, and other organizations, an insured deposit cash account (“DCA”) for advisory individual retirement accounts, and a money market sweep vehicle involving multiple money market fund providers. While clients earn interest for balances on deposit in ICA and DCA, we earn a fee. Our fees from ICAs are based on prevailing interest rates in the current interest rate environment. The fees that we receive from the DCA vehicle are calculated as a per account fee; such fees increase as the federal funds target rate increases, subject to a cap. The fees we receive on cash balances in our advisors’ client accounts in money market funds, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the bank deposit sweep vehicles are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicle relative to other products into which clients may move cash balances.
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
These activities are transacted on either a cash or margin basis. Our credit exposure in these transactions consists primarily of margin accounts, through which we extend credit to advisors’ clients collateralized by securities in the client’s account. Under many of these agreements, we are permitted to sell, repledge, or loan these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions.
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the three months ended March 31, 2019 and 2018. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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

In order to assist in the mitigation and control of operational risk, we have an operational risk framework that is designed to enable assessment and reporting on operational risk across the firm. This framework aims to ensure policies and procedures are in place and appropriately designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits. Notwithstanding the foregoing, please consult the "Risks Related to Our Technology" and the "Risks Related to Our Business and Industry" sections within Part I, “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K for more information about the risks associated with our technology, including risks related to security, our risk management policies and procedures, and the potential related effects on our operations.
Regulatory and Legal Risk
The regulatory environment in which we operate is discussed in detail within Part I, “Item 1. Business” in our 2018 Annual Report on Form 10-K. In recent years, and during the period presented in this Quarterly Report on Form 10-Q, we have observed the SEC, FINRA, DOL and state regulators broaden the scope, frequency, and depth of their examinations and inquiries to include greater emphasis on the quality, consistency and oversight of our compliance systems and programs. Please consult the "Risks Related to Our Regulatory Environment" and the "Risks Related to Our Business and Industry" sections within Part I, “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K for more information about the risks associated with operating within our regulatory environment, pending regulatory matters and the potential related effects on our operations.
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
Our risk management governance approach includes the Board of Directors (the "Board") and certain of its committees; the Risk Oversight Committee of LPL Financial (the “ROC”) and its subcommittees; the Internal Audit department and the CLR department of LPL Financial; and business line management. We regularly reevaluate and, when necessary, modify our processes to improve the identification and escalation of risks and events.
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
Risk Oversight Committee of LPL Financial
The Audit Committee has mandated that the ROC oversee our risk management activities, including those of our subsidiaries. The Chief Risk Officer of LPL Financial serves as chair of the ROC, which generally meets on a monthly basis with ad hoc meetings as necessary. The members of the ROC include certain Managing Directors of LPL Financial, as well as other members of LPL Financial’s senior management team who serve as ex-officio members and represent key control areas of the Company. These individuals include, but are not limited to, the Chief Compliance Officer, Chief Information Security Officer, and the Chief Anti-Money Laundering Officer. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries, and that the ROC thoroughly reviews significant matters relating to risk priorities, policies, control procedures and related exceptions, certain new and complex products and business arrangements, transactions with significant risk elements, and identified emerging risks.
The Chief Risk Officer provides updates on pertinent ROC discussions to the Audit Committee on a regular basis and, if necessary or requested, to the Board.
Subcommittees of the Risk Oversight Committee
The ROC has established multiple subcommittees that cover key areas of risk. The subcommittees meet regularly and are responsible for keeping the ROC informed and escalating issues in accordance with the Company’s escalation policies. The responsibilities of such subcommittees include, for example, oversight of the approval of new and complex investment products offered to advisors’ clients; oversight of the firm’s technology; issues and trends related to advisor compliance and examination findings; and administering LPL's integrity hotline.
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
Control Groups
The CLR department provides compliance oversight and guidance, and conducts various risk and other assessments to address regulatory and Company-specific risks and requirements. The CLR department includes the Chief Legal Officer and the Chief Risk Officer, who review the results of the Company’s risk management process with the ROC, the Audit Committee, and the Board as necessary. STO and Technology each have risk management teams that identify, define, and remediate risk-related items within their respective groups. Additionally, the Internal Audit department is a control group.
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

Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we have been subjected to and are currently subject to legal and regulatory proceedings arising out of our business operations, including lawsuits, arbitration claims, and inquiries, investigations and enforcement proceedings initiated by the SEC, FINRA, and state securities regulators, as well as other actions and claims. See Note 10. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements for additional information.
On April 22, 2019, a putative class action lawsuit filed against the Company and certain of its executive officers in federal district court was dismissed with prejudice.
Item 1A. Risk Factors
There have been no material changes in the information regarding the Company’s risks, as set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2018 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (millions)(1)
January 1, 2019 through January 31, 2019	703,728	$66.50	703,728	$953.2
February 1, 2019 through February 28, 2019	506,260	$76.91	506,260	$914.3
March 1, 2019 through March 31, 2019	537,128	$73.17	537,128	$875.0
Total	1,747,116		1,747,116
_______________________________

(1)	See Note 11. Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information.
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

LPL Financial Holdings Inc.
Date:	May 2, 2019	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	May 2, 2019	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer