Form 10-Q
period 2019-06-30
LPL Financial Holdings Inc.
filed 2019-07-30
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-34963
LPL Financial Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3717839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 State Street,	Boston,	Massachusetts	02109
(Address of Principal Executive Offices) (Zip Code)

(617)	423-3644
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - par value $0.001 per share	LPLA	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 24, 2019 was 82,309,324.

1

i

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly, and current reports, proxy statements, and other information required by the Securities Exchange Act of 1934, as amended (“Exchange Act”), with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public from the SEC’s internet site at SEC.gov.
We post the following filings to LPL.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Hard copies of all such filings are available free of charge by request via email (investor.relations@lpl.com), telephone ((617) 897-4574), or mail (LPL Financial Investor Relations at 75 State Street, 22nd Floor, Boston, MA 02109). The information contained or incorporated on our website is not a part of this Quarterly Report on Form 10-Q.
When we use the terms “LPLFH”, "LPL", “we”, “us”, “our”, and the “Company”, we mean LPL Financial Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Part I, "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company’s future financial and operating results, outlook, growth, plans, business strategies, liquidity and future share repurchases, including statements regarding future resolution of regulatory matters, legal proceedings and related costs, future revenue and expenses, the acquisition of Allen & Company of Florida, Inc. ("Allen & Company"), future affiliation models and capabilities, market and macroeconomic trends, and projected savings and anticipated improvements to the Company’s operating model, services, and technologies as a result of its investments, initiatives, programs and/or acquisitions, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company’s historical performance and its plans, estimates, and expectations as of July 30, 2019. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; changes in interest rates and fees payable by banks participating in the Company’s client cash programs, including the Company’s success in negotiating agreements with current or additional counterparties; the Company’s strategy and success in managing client cash program fees; fluctuations in the levels of brokerage and advisory assets, including net new assets, and the related impact on revenue; effects of competition in the financial services industry; the success of the Company in attracting and retaining financial advisors and institutions, and their ability to market effectively financial products and services; whether retail investors served by newly-recruited advisors choose to move their respective assets to new accounts at the Company; changes in growth and profitability of the Company’s fee-based business, including the Company's centrally managed advisory platform; the effect of current, pending, and future legislation, regulation, and regulatory actions, including disciplinary actions imposed by federal and state regulators and self-regulatory organizations, and the implementation of Regulation BI (Best Interest); the cost of settling and remediating issues related to regulatory matters or legal proceedings, including actual costs of reimbursing customers for losses in excess of our reserves; changes made to the Company’s services and pricing, including in response to current, pending, and future legislation, regulation, and regulatory actions, and the effect that such changes may have on the Company’s gross profit streams and costs; execution of the Company’s capital management plans, including its compliance with the terms of its credit agreement and the indenture governing its senior notes; the price, the availability of shares, and trading volumes of the Company’s common stock, which will affect the timing and size of future share repurchases by the Company; execution of the Company’s plans and its success in realizing the synergies, expense savings, service improvements or efficiencies expected to result from its investments, initiatives and programs, including its acquisitions of Allen & Company and AdvisoryWorld and its expense plans and technology initiatives; the performance of third-party service providers to which business processes are transitioned; the Company’s ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; and the other

ii

factors set forth in Part I, “Item 1A. Risk Factors” in the Company's 2018 Annual Report on Form 10-K, as may be amended or updated in the Company's Quarterly Reports on Form 10-Q. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report on Form 10-Q, even if its estimates change, and you should not rely on statements contained herein as representing the Company’s views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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
Executive Summary
Financial Highlights
Results for the second quarter of 2019 included net income of $146.1 million, or $1.71 per share, which compares to $118.8 million, or $1.30 per share, for the second quarter of 2018.
Asset Growth Trends
Total brokerage and advisory assets served were $706.0 billion as of June 30, 2019, up 7% from $659.1 billion as of June 30, 2018. Total net new assets were $4.0 billion for the three months ended June 30, 2019, compared to $2.5 billion for the same period in 2018.
Net new advisory assets were $6.6 billion for the three months ended June 30, 2019, compared to $4.3 billion for the same period in 2018. As of June 30, 2019, our advisory assets had grown to $327.3 billion, compared to $291.5 billion as of June 30, 2018, and represented 46% of total brokerage and advisory assets served.
Net new brokerage assets were an outflow of $2.6 billion for the three months ended June 30, 2019, compared to an outflow of $1.9 billion for the same period in 2018. As of June 30, 2019, our brokerage assets had grown to $378.7 billion from $367.5 billion as of June 30, 2018.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, of $535.7 million for the three months ended June 30, 2019, increased 11% from $482.8 million for the quarter ended June 30, 2018. Gross profit is calculated as net revenues, which were $1,390 million for the three months ended June 30, 2019, less commission and advisory expenses and brokerage, clearing, and exchange fees. Management presents gross profit because we believe that measure may provide useful insight to investors in evaluating the Company’s core operating performance before indirect costs that are general and administrative in nature. See footnote 8 to the Financial Metrics table within the "How We Evaluate Our Business" section for additional information on gross profit.
Stockholder Capital Returns
We returned $145.9 million of capital to stockholders during the three months ended June 30, 2019, including $20.8 million of dividends and $125.0 million of share repurchases, representing 1,591,950 shares.

Our Sources of Revenue
Our revenues are derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust, and reporting platforms. We also generate asset-based revenues through our cash sweep vehicles and money market program and the access we provide to a variety of product providers with the following product lines:

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

How We Evaluate Our Business
We focus on several key business and financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key business and financial metrics are as follows:

	Six Months Ended June 30,
Business Metrics (dollars in billions) (balances may not foot due to rounding)	2019	2018	% Change
Advisory assets(1)(2)	$327.3	$291.5	12%
Brokerage assets(1)(3)	378.7	367.5	3%
Total Brokerage and Advisory Assets served(1)	$706.0	$659.1	7%

Net new advisory assets(4)	$11.2	$17.5	n/m
Net new brokerage assets(5)	(3.2)	23.9	n/m
Total Brokerage and Advisory Net New Assets	$8.0	$41.4	n/m

Insured cash account balances(1)	$21.3	$21.7	(2%)
Deposit cash account balances(1)	4.3	4.0	8%
Total Insured Sweep Balances	25.5	25.7	(1%)
Money market account balances(1)	3.5	2.9	21%
Purchased money market fund balances(1)	$1.0	$—	n/m
Total Client Cash Balances	$30.1	$28.6	5%

Advisors	16,161	16,049	1%

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Metrics (dollars in millions, except per share data)	2019	2018	2019	2018
Total net revenues	$1,389.8	$1,298.8	$2,761.4	$2,540.4
Recurring gross profit rate (trailing twelve months)(6)	86.5%	84.7%	86.5%	84.7%
Pre-tax income	$195.1	$162.9	$398.9	$282.8
Net income	$146.1	$118.8	$301.5	$212.3
Earnings per share, diluted	$1.71	$1.30	$3.50	$2.30

Non-GAAP Financial Measures(7)
Gross profit(8)	$535.7	$482.8	$1,091.6	$946.7
Gross profit growth from prior period(8)	11.0%	24.2%	15.3%	23.8%
Gross profit as a % of net revenue(8)	38.5%	37.2%	39.5%	37.3%
_______________________________

(1)
Brokerage and advisory assets are comprised of assets that are custodied, networked, and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Insured cash account balances, deposit cash account balances, money market account balances and purchased money market fund balances are also included in brokerage and advisory assets served.

(2)
Advisory assets consists of total advisory assets under custody at our broker-dealer subsidiary, LPL Financial LLC ("LPL Financial"). See Results of Operations for a tabular presentation of advisory assets.

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

(6)
Recurring gross profit rate refers to the percentage of our gross profit, a non-GAAP financial measure, that was recurring for the period presented. We track recurring gross profit, a characterization of gross profit and a statistical measure, which is defined to include asset-based revenues, advisory revenues, trailing commission revenues, and certain other fee revenues that are based upon the number of client accounts and advisors, less the expenses associated with such revenues and certain other recurring expenses not specifically associated with a revenue line. We allocate other recurring expenses on a pro-rata basis against specific revenue lines at our discretion. Because certain sources of recurring gross profit are associated with asset balances, they will fluctuate depending on the market values and current interest rates. Accordingly, our recurring gross profit can be negatively impacted by adverse external market conditions. However, we believe that recurring gross profit is meaningful despite these fluctuations because it is not dependent upon transaction volumes or other activity-based revenues, which are more difficult to predict, particularly in declining or volatile markets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Profit (in millions)	2019	2018	2019	2018
Total net revenues	$1,389.8	$1,298.8	$2,761.4	$2,540.3
Commission and advisory expense	838.0	800.6	1,637.7	1,562.3
Brokerage, clearing, and exchange fees	16.0	15.4	32.1	31.3
Gross profit(1)	$535.7	$482.8	$1,091.6	$946.7
_______________________________

(1)	Balances may not foot due to rounding.
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
Our accruals, including those established through the captive insurance subsidiary at June 30, 2019, include estimated costs for significant regulatory matters, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable. For example, on May 1, 2018, we agreed to a settlement structure with the North American

Securities Administrators Association related to our historical compliance with certain state “blue sky” laws, which will result in aggregate fines of approximately $26.4 million. As part of the settlement structure, we engaged independent third party consultants to conduct a historical review of securities transactions and an operational review of our systems for complying with blue sky securities registration requirements. We also agreed to offer customers remediation in the form of reimbursement for any actual losses, plus interest. We believe our captive insurance subsidiary has adequate loss reserves to cover the aggregate fines and the costs of remediation. As of the date of this Quarterly Report on Form 10-Q, however, the historical review of transactions has not been completed and, as a result, the scope and costs of potential customer remediation cannot be estimated at this time. The actual costs of reimbursing customers for losses could exceed our reserves.
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
In June 2018, the U.S. Court of Appeals for the Fifth Circuit issued a mandate invalidating regulations previously enacted by the U.S. Department of Labor (“DOL”) that expanded the definition of “fiduciary” and would have resulted in significant new restrictions on our servicing of certain retirement plan accounts subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and individual retirement accounts (“IRAs”), including compliance with expanded prohibited transaction requirements under section 4975 of the Internal Revenue Code (the “DOL Rule”). The DOL has indicated that it may propose a new fiduciary rule with regard to such accounts. Because ERISA plans and IRAs comprise a significant portion of our business, we continue to expect that compliance with current and future laws and regulations with respect to retail retirement savings and reliance on prohibited transaction exemptions under such laws and regulations will require increased legal, compliance, information technology, and other costs and could lead to a greater risk of class action lawsuits and other litigation.
In June 2019, the SEC adopted a new standard of conduct applicable to retail brokerage accounts (“Regulation BI”), with a compliance date of June 30, 2020. Regulation BI requires that broker-dealers act in the best interest of retail customers without placing their own financial or other interests ahead of the customer's and imposes new obligations related to disclosure, duty of care, conflicts of interest and compliance. Certain state securities and insurance regulators have also adopted, proposed or are considering adopting similar laws and regulations. In addition, it is unclear how and whether other regulators - banking regulators, and the state securities and insurance regulators - may respond to or attempt to enforce similar issues addressed by the former DOL Rule and Regulation BI.
Uncertainty regarding pending and future laws and regulations, including with regard to the implementation of Regulation BI, a potential new rule proposed by the DOL and state rules, relating to the standards of conduct applicable to both retirement and non-retirement accounts, may have impacts on our business in ways which cannot be anticipated or planned for, and which may have further impact on our products and services, and results of operations.
Acquisitions, Integrations, and Divestitures
From time to time we undertake acquisitions or divestitures based on opportunities in the competitive landscape. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented.
On May 17, 2019, the Company entered into a purchase agreement to acquire all of the outstanding equity interests of Allen & Company of Florida, Inc. ("Allen & Company"), a broker-dealer and registered investment adviser ("RIA"). Under the transaction structure, Allen & Company advisors and staff will join the Company as employees and Allen & Company will maintain its operations and brand. The transaction is expected to close in the third quarter of 2019, with a total purchase price expected to be in the mid-$30.0 million range, including a base payment payable at closing and an additional contingent payment payable six months after closing based on transferred assets.
See Note 4. Acquisitions, within the notes to the unaudited condensed consolidated financial statements for further detail.

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the U.S. financial markets. In the United States, economic data has pointed to slowing economic growth through the second quarter of 2019. According to the most recent estimate by the Bureau of Economic Analysis, real gross domestic product (“GDP”) grew at an annualized rate of 2.1% in the second quarter of 2019, consistent with the 2.3% growth rate in the one-year period since the second quarter of 2018 and the expansion average, also 2.3%. Growth has generally moderated over the last several quarters from the over 3% growth seen in mid-2018, due in part to headwinds from slower global growth and uncertainty around trade policy. Forward expectations remain muted but not recessionary. The Federal Reserve’s (“Fed”) most recent median projection, released following its June 18-19, 2019 policy meeting, puts expected U.S. growth at 2.1% for all of 2019, which would signal growth expectations of under 2% over the final two quarters of the year. The median Fed projection for 2020 is approximately 2%. Together these numbers imply expectations that the boost to growth from fiscal stimulus has run its course and that growth would return to a rate modestly below the expansion average.

The U.S. economy continues to be supported by healthy labor markets and low interest rates, which helped consumer spending rebound in the second quarter from first quarter weakness. Business investment, however, has softened amid trade uncertainty and manufacturing has slowed. The slowdown in global growth remains a key concern, with major international organizations, such as the International Monetary Fund and World Bank, lowering forecasts as the year has progressed.

In the second quarter of the year, U.S. equity markets extended their rebound from sharp declines in the fourth quarter of 2018 as prospects of increased central bank support and some progress on trade talks between the United States and China offset growth concerns. The S&P 500 Index climbed 4.3% over the quarter, bringing its total return over the first half of the year to 18.5%. Both international developed and emerging market stocks have continued to lag behind U.S. markets, both in the second quarter and over the first half of the year. Bonds also fared well during the quarter, helped by further declines in yields, the benchmark 10-year Treasury yield ending the quarter near 2.0% (bond prices rise when yields falls.) The broad Bloomberg Barclays U.S. Aggregate Bond Index posted a 3.1% gain over the quarter, with particular strength in the investment grade corporate bond sector.

Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. Please consult the Risks Related to Our Business and Industry section within Part I, “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes, and the potential related effects on our profitability and financial condition. The Fed followed through on late fourth quarter and early first quarter messaging by holding off on any additional rate hikes over the first half of the year after four hikes in 2018, leaving the federal funds target rate at 2.25 - 2.5% as of June 30, 2019. At the same time, the tone from the Fed became increasingly supportive over the quarter, signaling an increasing possibility of a rate cut. The minutes from the Fed’s June policy meeting revealed policymakers’ rising concerns about increased economic uncertainty and downside risks to growth forecasts. Fed Chair Jerome Powell, in his semi-annual testimony before Congress on July 10-11, 2019, indicated that concerns had continued to rise over the intervening month. Markets interpreted Powell’s comments as a signal that the Fed may cut rates at the end of July as a buffer against economic risks.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2019 and 2018. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
REVENUES
Commission	$479,135	$488,085	(1.8)%	$940,494	$962,896	(2.3)%
Advisory	481,309	438,917	9.7%	935,247	861,304	8.6%
Asset-based	288,551	238,603	20.9%	584,914	457,939	27.7%
Transaction and fee	118,335	116,455	1.6%	240,815	233,104	3.3%
Interest income, net of interest expense	11,690	10,133	15.4%	24,011	17,914	34.0%
Other	10,737	6,611	62.4%	35,955	7,204	399.1%
Total net revenues	1,389,757	1,298,804	7.0%	2,761,436	2,540,361	8.7%
EXPENSES
Commission and advisory	838,022	800,619	4.7%	1,637,720	1,562,316	4.8%
Compensation and benefits	131,788	122,360	7.7%	268,700	245,877	9.3%
Promotional	41,423	43,407	(4.6)%	92,772	110,834	(16.3)%
Depreciation and amortization	22,584	22,220	1.6%	46,054	42,921	7.3%
Amortization of intangible assets	16,249	15,682	3.6%	32,417	28,904	12.2%
Occupancy and equipment	33,320	26,904	23.8%	66,426	54,540	21.8%
Professional services	18,837	15,922	18.3%	38,449	38,094	0.9%
Brokerage, clearing, and exchange	15,994	15,433	3.6%	32,138	31,310	2.6%
Communications and data processing	12,532	11,038	13.5%	24,859	22,212	11.9%
Other	29,975	30,370	(1.3)%	56,378	58,956	(4.4)%
Total operating expenses	1,160,724	1,103,955	5.1%	2,295,913	2,195,964	4.6%
Non-operating interest expense and other	33,957	31,940	6.3%	66,673	61,562	8.3%
INCOME BEFORE PROVISION FOR INCOME TAXES	195,076	162,909	19.7%	398,850	282,835	41.0%
PROVISION FOR INCOME TAXES	48,984	44,143	11.0%	97,360	70,539	38.0%
NET INCOME	$146,092	$118,766	23.0%	$301,490	$212,296	42.0%

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
The following table sets forth our commission revenue, by sales-based and trailing commission revenue (in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Sales-based	$203,531	$196,530	$7,001	3.6%
Trailing	275,604	291,555	(15,951)	(5.5)%
Total commission revenue	$479,135	$488,085	$(8,950)	(1.8)%
The increase in sales-based commission revenue for the three months ended June 30, 2019, compared with the same period in 2018 was driven by market volatility that led to an increase in sales of fixed annuities.
The decrease in trailing revenues for the three months ended June 30, 2019, compared with the same period in 2018 was primarily due to market volatility impacting mutual funds and alternative investments.
The following table sets forth our commission revenue, by sales-based and trailing commission revenue (in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Sales-based	$394,530	$383,763	$10,767	2.8%
Trailing	545,964	579,133	(33,169)	(5.7)%
Total commission revenue	$940,494	$962,896	$(22,402)	(2.3)%
The increase in sales-based commission revenue for the six months ended June 30, 2019, compared with the same period in 2018 was driven by market volatility that led to an increase in sales of fixed annuities, partially offset by a decrease in activity for equities and variable annuities.
The decrease in trailing revenues for the six months ended June 30, 2019, compared with the same period in 2018 was primarily due to market volatility impacting mutual funds and variable annuity trailing commissions.
The following table summarizes activity in brokerage assets for the periods presented (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance - Beginning of period	$372.1	$364.1	$346.0	$342.1
Net new brokerage assets	(2.6)	(1.9)	(3.2)	23.9
Market impact(1)	9.2	5.3	35.9	1.5
Balance - End of period	$378.7	$367.5	$378.7	$367.5
_______________________________

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, with such difference representing the implied growth or decline in asset balances due to market changes over the same period of time.

Advisory Revenues
Advisory revenues primarily represent fees charged on our corporate RIA platform provided to clients of our advisors based on the value of their advisory assets. Advisory fees are billed to clients on either a calendar quarter or non-calendar quarter basis of their choice, at the beginning of that period, and are recognized as revenue ratably during the quarter. The majority of our accounts are billed in advance using values as of the last business day of each immediately preceding calendar quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. Advisory revenues collected on our corporate advisory platform are proposed by the advisor and agreed to by the client and average 1.0% of the underlying assets with a maximum of 3.0% of the underlying assets as of June 30, 2019.
We also support separate investment adviser firms ("Hybrid RIAs") through our independent advisory platform, which allows advisors to engage us for technology, clearing, and custody services, as well as access to the capabilities of our investment platforms. The assets held under a Hybrid RIA's investment advisory accounts custodied with LPL Financial are included in our brokerage and advisory assets, net new advisory assets, and advisory assets under custody metrics. However, we charge separate fees to Hybrid RIAs for technology, clearing, administrative, oversight, and custody services. The administrative fees collected on our independent advisory platform vary and can reach a maximum of 0.6% of the underlying assets as of June 30, 2019.
The following table summarizes the composition of total advisory assets as of June 30, 2019 and 2018 (in billions):

	June 30,
	2019	2018	$ Change	% Change
Corporate platform advisory assets	$201.9	$173.9	$28.0	16.1%
Hybrid platform advisory assets	125.4	117.7	7.7	6.5%
Total advisory assets(1)	$327.3	$291.5	$35.7	12.2%
_______________________________

(1)	Balances may not foot due to rounding.
Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.
The following table summarizes activity in advisory assets (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance - Beginning of period	$311.9	$283.5	$282.0	$273.0
Net new advisory assets	6.6	4.3	11.2	17.5
Market impact(1)	8.8	3.7	34.1	1.0
Balance - End of period	$327.3	$291.5	$327.3	$291.5
_______________________________

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, representing the implied growth or decline in asset balances due to market changes over the same period of time.

Net new advisory assets for the three and six months ended June 30, 2019 and 2018 had a limited impact on our advisory revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory revenue. The revenue for any particular quarter is primarily driven by the value of each of the prior quarter’s month-end advisory assets under custody.
The growth in advisory revenue for the three and six months ended June 30, 2019 compared to the same periods in 2018 was due to net new advisory assets resulting from our recruiting efforts and strong advisor productivity, as well as market gains as represented by higher levels of the S&P 500 index.
Asset-Based Revenues
Asset-based revenues are comprised of our sponsorship programs with financial product manufacturers, omnibus processing and networking services, collectively referred to as recordkeeping, and fees from our client cash programs. We receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales education and training efforts. Omnibus processing revenues are paid to us by mutual fund product sponsors and are based on the value of custodied assets in advisory accounts and the number of brokerage accounts in which the related mutual fund positions are held. Networking revenues on brokerage assets are correlated to the number of positions we administer and are paid to us by mutual fund and annuity product manufacturers. Client cash-based revenues are generated on advisors’ clients' cash balances in insured sweep accounts and money market programs at various banks. Pursuant to contractual arrangements, we receive fees based on account type and invested balances for administration and recordkeeping.
Asset-based revenues for the three and six months ended June 30, 2019 increased compared to the same periods in 2018 primarily due to increased revenues from our client cash programs, sponsorship programs and recordkeeping revenues.
Client cash revenue for the three and six months ended June 30, 2019 increased compared to the same periods in 2018 due to the impact of a higher federal funds effective rate during 2019. For the three months ended June 30, 2019, our average client cash balances increased as compared to the same period in 2018, with balances of $29.9 billion and $28.7 billion, respectively. For the six months ended June 30, 2019, our average client cash balances increased as compared to the same period in 2018, with balances of $30.6 billion and $29.0 billion, respectively.
Revenues for our recordkeeping and sponsorship programs for the three and six months ended June 30, 2019, which are largely based on the market value of the underlying assets, increased compared to the same periods in 2018 due to the impact of market appreciation on the value of those underlying assets.
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
Transaction and fee revenues increased for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to the expansion of advisor and client based fee revenue driven by advisor growth.
Interest Income, Net of Interest Expense
We earn interest income from client margin accounts and cash equivalents, net of operating expense. Period-over-period variances correspond to changes in the average balances of assets in margin accounts and cash equivalents as well as changes in interest rates.
Interest Income, net of interest expense increased for the three and six months ended June 30, 2019, compared to the same periods in 2018 primarily due to the impact of rising interest rates.
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
Other revenues increased for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to unrealized gains on assets held in our advisor non-qualified deferred compensation plan.
Other revenues increased for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to unrealized gains on assets held in our advisor non-qualified deferred compensation plan and an increase in dividend income on assets held in our advisor non-qualified deferred compensation plan.
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

The following table shows the components of our payout ratio, which is a statistical or operating measure:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2019	2018		2019	2018
Base payout rate(1)	83.39%	83.25%	14 bps	83.17%	83.04%	13 bps
Production based bonuses	3.15%	2.81%	34 bps	2.61%	2.44%	17 bps
Total payout ratio	86.54%	86.06%	48 bps	85.78%	85.48%	30 bps
_______________________________

(1)
Our base payout rate is calculated as commission and advisory expenses less production based bonuses and mark-to-market gains or losses on the non-qualified deferred compensation plan, divided by commission and advisory revenues.

Our total payout ratio increased for the three and six months ended June 30, 2019 compared with the same periods in 2018 primarily due to an increase in production based bonuses which were driven by an increase in commission and advisory revenue.
Compensation and Benefits Expense
Compensation and benefits expense includes salaries and wages and related benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Average number of employees	4,331	3,940	9.9%	4,299	3,882	10.7%
Compensation and benefits expense increased for the three and six months ended June 30, 2019 compared with the same periods in 2018 due to an increase in salary expenses resulting from an increase in headcount.
Promotional Expense
Promotional expenses include costs related to our hosting of certain advisor conferences that serve as training, sales, and marketing events, as well as business development costs related to recruiting, such as transition assistance and expenses associated with loans issued to advisors.
The decrease in promotional expense for the three months ended June 30, 2019 compared with the same period in 2018 was primarily driven by 2018 recruiter and advisor costs related to the onboarding of advisors and decreases in broker training and education expenses, offset by an increase in costs associated with advisor transition assistance.
The decrease in promotional expense for the six months ended June 30, 2019 compared with the same period in 2018 was primarily driven by 2018 recruiter and advisor costs related to the onboarding of advisors from the broker-dealer network of National Planning Holdings, Inc. ("NPH"), offset by an increase in costs associated with advisor transition assistance.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
The increase in depreciation and amortization expense for the three and six months ended June 30, 2019 compared with the same periods in 2018 was primarily due to increases in purchased hardware and software.
Amortization of Intangible Assets
Amortization of intangible assets represents the benefits received for using long-lived assets, which consist of intangible assets established through our acquisitions.
Amortization of intangible assets remained relatively flat for the three months ended June 30, 2019 compared with the same period in 2018.
The increase in amortization of intangible assets for the six months ended June 30, 2019 compared with the same periods in 2018 was due to the intangible assets recorded during 2018 as part of our acquisition of NPH.

Occupancy and Equipment Expense
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expenses on computer hardware and other equipment.
The increase in occupancy and equipment expense for the three and six months ended June 30, 2019 compared with the same periods in 2018 was primarily due to an increase in costs related to software licensing fees in support of our service and technology investments.
Professional Services
Professional services includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements.
The increase in professional services for the three months ended June 30, 2019 compared with the same period in 2018 was primarily due to increases in non-capitalized costs related to our service and technology projects during the period.
Professional services expense remained relatively flat for the six months ended June 30, 2019 compared with the same period in 2018.
Brokerage, Clearing, and Exchange Fees
Brokerage, clearing, and exchange fees include expenses originating from trading or clearing operations as well as any exchange membership fees. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.
The slight increase in brokerage, clearing, and exchange fees is relatively consistent with the volume of sales and trading activity for the three and six months ended June 30, 2019 compared with the same periods in 2018.
Communications and Data Processing
Communications expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges, and markets. Data processing expense consists primarily of customer statement processing and postage costs.
The increase in communications and data processing expense for the three and six months ended June 30, 2019 compared with the same periods in 2018 was primarily due to client letters.
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
Other expenses remained relatively flat for the three months ended June 30, 2019 compared with the same period in 2018.
The decrease in other expenses for the six months ended June 30, 2019 compared with the same period in 2018 was primarily driven by lower costs associated with the investigation, settlement, and resolution of regulatory matters and costs associated with insurance and licensing fees.
Non-Operating Interest Expense and Other
Non-operating interest expense and other represents expense from our senior secured credit facilities, senior unsecured notes, finance leases and other non-operating expenses. Period over period increases correspond to higher LIBOR rates.
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
Our effective tax rate was 25.1% and 27.1% for the three months ended June 30, 2019 and 2018, respectively. The decrease in our effective tax rate for the three months ended June 30, 2019 compared with the same period in 2018 was primarily due to settlement of legal contingencies in 2018.
Our effective tax rate was 24.4% and 24.9% for the six months ended June 30, 2019 and 2018, respectively.
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
A summary of changes in cash flow data is provided as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash flows (used in) provided by:
Operating activities	$(54,405)	$60,128
Investing activities	(62,242)	(49,949)
Financing activities	(284,140)	(188,285)
Net decrease in cash, cash equivalents and restricted cash	(400,787)	(178,106)
Cash, cash equivalents and restricted cash — beginning of period	1,562,119	1,625,655
Cash, cash equivalents and restricted cash — end of period	$1,161,332	$1,447,549
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
The increase in cash flows used in operating activities for the six months ended June 30, 2019 compared to the same period in 2018 was primarily attributable to an increase in advisor loans and receivable from clients and a decrease in income taxes payable, due to the timing of payments made. These were offset by an increase in net income.
The increase in cash flows used in investing activities for the six months ended June 30, 2019 compared to the same period in 2018 was due to an increase in capital expenditures to support our technology projects.
The increase in cash flows used in financing activities for the six months ended June 30, 2019 compared to the same period in 2018 was primarily attributable to an increase in repurchases of our common stock.
We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, which include three uncommitted lines of credit and the revolving credit facility established through our senior secured credit agreement (the "Credit Agreement"), will be adequate to satisfy our working capital needs, the payment of all of our obligations, and the funding of anticipated capital expenditures for the foreseeable future. In addition, we have certain capital adequacy requirements related to our registered broker-dealer subsidiary and bank trust subsidiary and have met all such requirements and expect to continue to do so for the foreseeable future. We regularly evaluate our existing indebtedness, including refinancing thereof, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms, and general market conditions.

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
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain for regulatory capital and reserves based on the requirements of our regulators and clearing organizations, which also consider client balances and trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash segregated under federal and other regulations, and proceeds from repledging or selling client securities in margin accounts. When an advisor's client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan, or sell securities, up to 140% of the client's margin loan balance, that collateralize those margin accounts. As of June 30, 2019, we had approximately $348.9 million of client margin loans, collateralized with securities having a fair value of approximately $488.4 million that we can repledge, loan, or sell. Of these securities, approximately $64.8 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of June 30, 2019, there were no restrictions that materially limited our ability to repledge, loan, or sell the remaining $423.6 million of client collateral.
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
LPL Financial is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At June 30, 2019, LPL Financial had net capital of $107.2 million with a minimum net capital requirement of $9.5 million.
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
The Credit Agreement and the Indenture contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	declare dividends, or other distributions to stockholders;

•	repurchase equity interests;

•	redeem indebtedness that is subordinated in right of payment to certain debt instruments;

•	make investments or acquisitions;

•	create liens;

•	sell assets;

•	guarantee indebtedness;

•	engage in certain transactions with affiliates;

•	enter into agreements that restrict dividends or other payments from subsidiaries; and

•	consolidate, merge or transfer all or substantially all of our assets.
Our Credit Agreement and the Indenture prohibit us from paying dividends and distributions or repurchasing our capital stock except for limited purposes or in limited amounts. In addition, our revolving credit facility requires compliance with certain financial covenants as of the last day of each fiscal quarter. The financial covenants require the calculation of Credit Agreement EBITDA, defined in the Credit Agreement as “Consolidated EBITDA,” which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense, tax expense, depreciation and amortization, and further adjusted to exclude certain non-cash charges and other adjustments (including unusual or non-recurring charges) and gains, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions.
As of June 30, 2019, we were in compliance with both of our financial covenants, a maximum Consolidated Total Debt to Consolidated EBITDA Ratio ("Leverage Test," as defined in the Credit Agreement) and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio ("Interest Coverage," as defined in the Credit Agreement). The breach of these financial covenants would subject us to certain equity cure rights. The permitted ratios under our financial covenants and actual ratios were as follows:

Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	5.00	1.99
Interest Coverage (Minimum)	3.00	8.53

On April 25, 2019, we entered into an amendment to the Credit Agreement that, among other things, increased the leverage-based thresholds applicable to Restricted Payments and Investments (in each case as defined in the Credit Agreement).
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
Contractual Obligations
During the six months ended June 30, 2019, there have been no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2018 Annual Report on Form 10-K. See Note 8. Debt and Note 10. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K, for further detail on operating lease obligations and obligations under noncancelable service contracts.

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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
REVENUES	2019	2018	2019	2018
Commission	$479,135	$488,085	$940,494	$962,896
Advisory	481,309	438,917	935,247	861,304
Asset-based	288,551	238,603	584,914	457,939
Transaction and fee	118,335	116,455	240,815	233,104
Interest income, net of interest expense	11,690	10,133	24,011	17,914
Other	10,737	6,611	35,955	7,204
Total net revenues	1,389,757	1,298,804	2,761,436	2,540,361
EXPENSES
Commission and advisory	838,022	800,619	1,637,720	1,562,316
Compensation and benefits	131,788	122,360	268,700	245,877
Promotional	41,423	43,407	92,772	110,834
Depreciation and amortization	22,584	22,220	46,054	42,921
Amortization of intangible assets	16,249	15,682	32,417	28,904
Occupancy and equipment	33,320	26,904	66,426	54,540
Professional services	18,837	15,922	38,449	38,094
Brokerage, clearing, and exchange	15,994	15,433	32,138	31,310
Communications and data processing	12,532	11,038	24,859	22,212
Other	29,975	30,370	56,378	58,956
Total operating expenses	1,160,724	1,103,955	2,295,913	2,195,964
Non-operating interest expense and other	33,957	31,940	66,673	61,562
INCOME BEFORE PROVISION FOR INCOME TAXES	195,076	162,909	398,850	282,835
PROVISION FOR INCOME TAXES	48,984	44,143	97,360	70,539
NET INCOME	$146,092	$118,766	$301,490	$212,296
EARNINGS PER SHARE (Note 13)
Earnings per share, basic	$1.75	$1.33	$3.59	$2.37
Earnings per share, diluted	$1.71	$1.30	$3.50	$2.30
Weighted-average shares outstanding, basic	83,247	89,128	83,869	89,560
Weighted-average shares outstanding, diluted	85,350	91,684	86,052	92,236
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except share data)

ASSETS	June 30, 2019	December 31, 2018
Cash and cash equivalents	$403,813	$511,096
Cash segregated under federal and other regulations	708,613	985,195
Restricted cash	48,906	65,828
Receivables from:
Clients, net of allowance of $670 at June 30, 2019 and $640 at December 31, 2018	462,327	412,944
Product sponsors, broker-dealers, and clearing organizations	176,323	166,793
Advisor loans, net of allowance of $4,995 at June 30, 2019 and $5,080 at December 31, 2018	355,077	298,821
Others, net of allowance of $11,302 at June 30, 2019 and $8,099 at December 31, 2018	263,246	248,711
Securities owned:
Trading — at fair value	29,422	29,267
Held-to-maturity — at amortized cost	11,771	13,001
Securities borrowed	7,246	4,829
Fixed assets, net of accumulated depreciation and amortization of $340,613 at June 30, 2019 and $308,155 at December 31, 2018	485,571	461,418
Operating lease assets	105,390	—
Goodwill	1,490,247	1,490,247
Intangible assets, net of accumulated amortization of $511,736 at June 30, 2019 and $479,319 at December 31, 2018	451,945	484,171
Other assets	364,059	305,147
Total assets	$5,363,956	$5,477,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$184,361	$225,034
Payables to clients	760,120	950,946
Payables to broker-dealers and clearing organizations	57,665	76,180
Accrued commission and advisory expenses payable	152,697	164,211
Accounts payable and accrued liabilities	439,679	478,644
Income taxes payable	13,220	32,990
Unearned revenue	94,579	80,524
Securities sold, but not yet purchased — at fair value	82	169
Long-term borrowing, net	2,363,441	2,371,808
Operating lease liabilities	145,602	—
Finance lease liabilities	107,084	—
Leasehold financing and capital lease obligations	—	104,564
Deferred income taxes, net	20,309	18,325
Total liabilities	4,338,839	4,503,395
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 125,971,003 shares issued at June 30, 2019 and 124,909,796 shares issued at December 31, 2018	126	125
Additional paid-in capital	1,673,155	1,634,337
Treasury stock, at cost — 43,192,521 shares at June 30, 2019 and 39,820,646 shares at December 31, 2018	(1,984,223)	(1,730,535)
Retained earnings	1,336,059	1,070,146
Total stockholders’ equity	1,025,117	974,073
Total liabilities and stockholders’ equity	$5,363,956	$5,477,468
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended June 30, 2018
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — March 31, 2018	124,038	$124	$1,592,436	34,271	$(1,373,457)	$—	$789,390	$1,008,493
Net income and other comprehensive income (loss), net of tax expense						—	118,766	118,766
Issuance of common stock to settle restricted stock units, net	112	—	—	3	(197)			(197)
Treasury stock purchases				1,791	(116,811)			(116,811)
Cash dividends on common stock							(22,345)	(22,345)
Stock option exercises and other	311	—	9,497	(12)	445		214	10,156
Share-based compensation	—	—	8,634					8,634
BALANCE — June 30, 2018	124,461	$124	$1,610,567	36,053	$(1,490,020)	$—	$886,025	$1,006,696

	Three Months Ended June 30, 2019
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — March 31, 2019	125,648	$126	$1,658,631	41,612	$(1,859,484)	$—	$1,210,422	$1,009,695
Net income and other comprehensive income, net of tax expense						—	146,092	146,092
Issuance of common stock to settle restricted stock units, net	9	—	—	2	(179)			(179)
Treasury stock purchases				1,592	(125,033)			(125,033)
Cash dividends on common stock							(20,827)	(20,827)
Stock option exercises and other	314	—	6,425	(13)	473		372	7,270
Share-based compensation	—	—	8,099					8,099
BALANCE — June 30, 2019	125,971	$126	$1,673,155	43,193	$(1,984,223)	$—	$1,336,059	$1,025,117

Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Six Months Ended June 30, 2018
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2017	123,030	$123	$1,556,117	33,262	$(1,309,568)	$—	$718,336	$965,008
Net income and other comprehensive income (loss), net of tax expense						—	212,296	212,296
Issuance of common stock to settle restricted stock units, net	309	—	—	58	(3,795)			(3,795)
Treasury stock purchases				2,759	(177,608)			(177,608)
Cash dividends on common stock							(44,906)	(44,906)
Stock option exercises and other	1,122	1	38,219	(26)	951		299	39,470
Share-based compensation	—		16,231					16,231
BALANCE — June 30, 2018	124,461	$124	$1,610,567	36,053	$(1,490,020)	$—	$886,025	$1,006,696

	Six Months Ended June 30, 2019
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2018	124,910	$125	$1,634,337	39,821	$(1,730,535)	$—	$1,070,146	$974,073
Net income and other comprehensive income, net of tax expense						—	301,490	301,490
Cumulative effect of accounting change							5,724	5,724
Issuance of common stock to settle restricted stock units, net	213	—	—	60	(4,607)			(4,607)
Treasury stock purchases				3,339	(250,067)			(250,067)
Cash dividends on common stock							(41,906)	(41,906)
Stock option exercises and other	848	1	21,755	(27)	986		605	23,347
Share-based compensation			17,063					17,063
BALANCE — June 30, 2019	125,971	$126	$1,673,155	43,193	$(1,984,223)	$—	$1,336,059	$1,025,117

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$301,490	$212,296
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	46,054	42,921
Amortization of intangible assets	32,417	28,904
Amortization of debt issuance costs	2,150	2,061
Share-based compensation	17,062	16,231
Provision for bad debts	3,532	3,267
Deferred income tax provision	8	(129)
Loan forgiveness	43,564	32,736
Other	(3,429)	(1,252)
Changes in operating assets and liabilities:
Receivables from clients	(49,413)	(17,502)
Receivables from product sponsors, broker-dealers, and clearing organizations	(9,531)	8,110
Advisor loans	(99,763)	(42,821)
Receivables from others	(17,887)	(14,894)
Securities owned	633	(7,638)
Securities borrowed	(2,417)	7,498
Operating leases	(548)	—
Other assets	(44,452)	(28,191)
Drafts payable	(40,673)	(31,747)
Payables to clients	(190,826)	(204,755)
Payables to broker-dealers and clearing organizations	(18,515)	8,814
Accrued commission and advisory expenses payable	(11,514)	11,444
Accounts payable and accrued liabilities	(6,545)	(1,896)
Income taxes receivable/payable	(19,770)	18,994
Unearned revenue	14,055	18,781
Securities sold, but not yet purchased	(87)	(1,104)
Net cash (used in) provided by operating activities	(54,405)	60,128
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(63,504)	(48,782)
Purchase of securities classified as held-to-maturity	(1,238)	(3,667)
Proceeds from maturity of securities classified as held-to-maturity	2,500	2,500
Net cash used in investing activities	(62,242)	(49,949)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured term loans	(7,500)	(7,500)
Payment of debt issuance costs	(2,660)	—
Tax payments related to settlement of restricted stock units	(4,607)	(3,795)
Repurchase of common stock	(250,067)	(169,606)
Dividends on common stock	(41,906)	(44,906)
Proceeds from stock option exercises and other	23,347	39,470
Principal payment of finance leases and obligations	(747)	(1,948)
Net cash used in financing activities	(284,140)	(188,285)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(400,787)	(178,106)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	1,562,119	1,625,655
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$1,161,332	$1,447,549
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$66,170	$60,067
Income taxes paid	$117,121	$51,469
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$14,434	$27,990
Lease assets obtained in exchange for operating lease liabilities	$108,539	$—
Pending settlement of treasury stock purchases	$—	$8,002

The following table provides a reconciliation of cash, cash equivalent, and restricted cash reported within the statement of financial condition that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30,
	2019	2018
Cash and cash equivalents	$403,813	$817,560
Cash segregated under federal and other regulations	708,613	568,903
Restricted cash	48,906	61,086
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,161,332	$1,447,549
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Company’s significant accounting policies affecting leases, see Note 9. Leases. A summary of other significant accounting policies are included in Note 2. Summary of Significant Accounting Policies, in the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2018. There have been no other significant changes to these accounting policies during the first six months of 2019.
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
Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness, which are carried at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 5. Fair Value Measurements, for additional information regarding the Company’s fair value measurements. As of June 30, 2019, the carrying amount and fair value of the Company’s indebtedness was approximately $2,373.8 million and $2,400.6 million, respectively. As of December 31, 2018, the carrying amount and fair value was approximately $2,381.3 million and $2,271.9 million, respectively.
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard also requires disclosures that provide additional information on recorded lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements, which provides an optional transition method that allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the provisions of this guidance, including the optional transition method, on January 1, 2019. Operating lease assets and corresponding lease liabilities were

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

recognized on the Company's unaudited condensed consolidated statements of financial condition. There was no material impact to its consolidated statements of income. Refer to Note 9. Leases, for additional disclosure and significant accounting policies affecting leases.
In June 2018, the FASB issued ASU 2018-07, Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payments granted to non-employees. Consistent with the requirement for employee share-based payment awards, non-employee share-based payment awards within the scope of Topic 718 will be measured at grant-date fair value of the equity instruments. The Company adopted the provisions of this guidance on January 1, 2019 and will no longer mark-to-market advisor and financial institution equity awards in the consolidated statements of income.
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
The following table presents total commission revenue disaggregated by investment product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Variable annuities	$196,884	$196,496	$384,290	$396,539
Mutual funds	149,380	161,340	290,042	315,086
Alternative investments	5,273	6,704	12,059	12,271
Fixed annuities	50,992	46,116	102,565	80,171
Equities	19,700	19,388	38,064	42,989
Fixed income	30,821	30,898	60,563	61,222
Insurance	17,009	17,344	35,081	35,838
Group annuities	8,795	9,619	17,269	18,512
Other	281	180	561	268
Total commission revenue	$479,135	$488,085	$940,494	$962,896

The Company generates two types of commission revenue: sales-based commission revenue that is recognized at the point of sale on the trade date and trailing commission revenue that is recognized over time as earned. Sales-based commission revenue varies by investment product and is based on a percentage of an investment product's current market value at the time of purchase. Trailing commission revenue is generally based on a percentage of the current market value of clients' investment holdings in trail-eligible assets, and is recognized over the period during which services, such as ongoing support, are performed. As trailing commission revenue is based on the market value of clients' investment holdings, this variable consideration is constrained until the market value is determinable.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents sales-based and trailing commission revenues disaggregated by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales-based
Variable annuities	$58,158	$57,095	$108,286	$110,997
Mutual funds	38,095	37,533	72,726	74,591
Alternative investments	2,077	1,805	3,967	3,635
Fixed annuities	43,977	39,333	88,207	67,669
Equities	19,700	19,388	38,064	42,989
Fixed income	24,604	24,474	48,799	48,829
Insurance	15,449	15,578	31,473	32,443
Group annuities	1,190	1,144	2,447	2,342
Other	281	180	561	268
Total sales-based revenue	$203,531	$196,530	$394,530	$383,763
Trailing
Variable annuities	$138,726	$139,401	$276,004	$285,542
Mutual funds	111,285	123,807	217,316	240,495
Alternative investments	3,196	4,899	8,092	8,636
Fixed annuities	7,015	6,783	14,358	12,502
Fixed income	6,217	6,424	11,764	12,393
Insurance	1,560	1,766	3,608	3,395
Group annuities	7,605	8,475	14,822	16,170
Total trailing revenue	$275,604	$291,555	$545,964	$579,133
Total commission revenue	$479,135	$488,085	$940,494	$962,896

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
Asset-Based Revenue
Asset-based revenue is comprised of fees from the Company's client cash programs, which consist of fees from its money market programs and insured cash sweep vehicles, sponsorship programs, and recordkeeping.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Client Cash Revenue
Client cash revenues are generated based on advisors’ clients’ cash balances in insured sweep accounts and money market programs at various banks. The Company receives fees based on account type and invested balances for administration and recordkeeping. These fees are paid and recognized over time.
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
The following table sets forth asset-based revenue at a disaggregated level (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Asset-based revenue
Client cash	$161,815	$121,386	$334,954	$225,470
Sponsorship programs	62,472	55,282	124,556	110,010
Recordkeeping	64,264	61,935	125,404	122,459
Total asset-based revenue	$288,551	$238,603	$584,914	$457,939

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
The following table sets forth transaction and fee revenue disaggregated by recognition pattern (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Transaction and Fee Revenue
Point-in-time(1)	$52,215	$53,928	$106,896	$108,093
Over time(2)	66,120	62,527	133,919	125,011
Total transaction and fee revenue	$118,335	$116,455	240,815	233,104

_______________________________

(1)	Transaction and fee revenue recognized point-in-time includes revenue such as transaction fees, IRA termination fees, and conference service fees.

(2)	Transaction and fee revenue recognized over time includes revenue such as error and omission insurance fees, IRA custodian fees, and licensing fees.
The Company is the principal and recognizes transaction and fee revenue on a gross basis as it is primarily responsible for delivering the respective services being provided, which is demonstrated by the Company's ability to control the fee amounts charged to customers.
Interest Income, Net of Interest Expense
The Company earns interest income from client margin accounts and cash equivalents, less interest expense on related transactions. This revenue is not generated from contracts with customers. Interest expense incurred in connection with cash equivalents and client margin balances is completely offset by revenue on related transactions; therefore, the Company considers such interest to be an operating expense. Interest expense from operations for the three months ended June 30, 2019 and 2018 did not exceed $1.0 million.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company's performance obligations, including amounts which are refundable. The increase in the unearned revenue balance for the six months ended June 30, 2019 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations, offset by $76.6 million of revenues recognized that were included in the unearned revenue balance as of December 31, 2018.
The Company receives cash revenues for advisory services not yet performed and conferences not yet held. For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes revenue as the conferences are held.
4.    Acquisitions
On May 17, 2019, the Company entered into a purchase agreement to acquire all of the outstanding equity interests of Allen & Company of Florida, Inc. ("Allen & Company"), a broker-dealer and registered investment adviser. Under the transaction structure, Allen & Company advisors and staff will join the Company as employees and Allen & Company will maintain its operations and brand. The transaction is expected to close in the third quarter of 2019, with a total purchase price in the mid-$30.0 million range, including a base payment payable at closing and an additional contingent payment payable six months after closing based on transferred assets.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the six months ended June 30, 2019.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At June 30, 2019, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At June 30, 2019, the Company did not adjust prices received from the independent third-party pricing services.
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
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$90,668	$—	$—	$90,668
Securities owned — trading:
Money market funds	105	—	—	105
Mutual funds	7,326	—	—	7,326
Equity securities	1,177	—	—	1,177
Debt securities	—	101	—	101
U.S. treasury obligations	20,713	—	—	20,713
Total securities owned — trading	29,321	101	—	29,422
Other assets	233,909	11,233	—	245,142
Total assets at fair value	$353,898	$11,334	$—	$365,232
Liabilities
Securities sold, but not yet purchased:
Equity securities	$30	$—	$—	$30
Debt securities	—	52	—	52
Total securities sold, but not yet purchased	30	52	—	82
Total liabilities at fair value	$30	$52	$—	$82

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
The amortized cost, gross unrealized gain (loss), and fair value of securities held-to-maturity were as follows (in thousands):

	June 30, 2019	December 31, 2018
Amortized cost	$11,771	$13,001
Gross unrealized gain (loss)	75	(56)
Fair value	$11,846	$12,945

At June 30, 2019, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$4,988	$6,783	$—	$11,771
U.S. government notes — at fair value	$4,980	$6,866	$—	$11,846

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

8.    Debt
The Company’s outstanding borrowings were as follows (dollars in thousands):

	June 30, 2019			December 31, 2018
Long-Term Borrowings	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Revolving Credit Facility	$—	LIBOR+125bps	—%	$—	LIBOR+125bps	—%	9/21/2022
Senior Secured Term Loan B(1)	1,473,750	LIBOR+225 bps	4.65%	1,481,250	LIBOR+225 bps	4.73%	9/21/2024
Senior Unsecured Notes(1)(2)	900,000	Fixed Rate	5.75%	900,000	Fixed Rate	5.75%	9/15/2025
Total long-term borrowings	2,373,750			2,381,250
Plus: Unamortized Premium	9,333			10,083
Less: Unamortized Debt Issuance Cost	(19,642)			(19,525)
Net Carrying Value	$2,363,441			$2,371,808
_______________________________

(1)	No leverage or interest coverage maintenance covenants.

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
As of June 30, 2019, the Company had $3.7 million of irrevocable letters of credit, with an applicable interest rate margin of 1.25%, which were supported by the credit facility.
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of June 30, 2019, the Company was in compliance with such covenants.
Bank Loans Payable
The Company maintained three uncommitted lines of credit as of June 30, 2019. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $200.0 million limit and allows for both collateralized and uncollateralized borrowings. The Company drew $35.0 million on one of the lines of credit at an interest rate of 4.00% during the three months ended June 30, 2019 and drew a total of $225.0 million at a weighted average interest rate of 3.98% on two of the lines of credit during the six months ended June 30, 2019. There were no balances outstanding at June 30, 2019 or December 31, 2018.

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
Lease Recognition
The Company determines if an arrangement is a lease or contains a lease at inception. The Company has operating and finance leases for corporate offices and equipment with remaining lease terms of 3 years to 17 years, some of which include options to extend the lease for up to 20 years. For leases with renewal options, the lease term is extended to reflect renewal options the Company is reasonably certain to exercise.
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
Finance lease assets are included in fixed assets in the unaudited condensed consolidated statements of financial condition and at June 30, 2019 were $108.4 million.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$4,551	8,853
Finance lease cost:
Amortization of right-of-use assets	$1,164	$2,329
Interest on lease liabilities	2,092	4,184
Total finance lease cost	$3,256	$6,513

Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	9,434
Operating cash flows from finance leases	4,184
Financing cash flows from finance leases	747

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Supplemental weighted average information related to leases was as follows:

June 30, 2019
Weighted-average remaining lease term (years):
Finance leases	26.9
Operating leases	9.6
Weighted-average discount rate:
Finance leases	7.79%
Operating leases	7.26%

Maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2019 - remainder	$9,683	$4,012
2020	19,776	9,084
2021	20,359	9,227
2022	20,884	8,429
2023	20,501	8,577
Thereafter	114,778	242,366
Total lease payments	205,981	281,695
Less imputed interest	60,379	174,611
Total	$145,602	107,084

Maturities of lease liabilities as of December 31, 2018 under ASC Topic 840 were as follows (in thousands):

2019	$30,010
2020	30,731
2021	30,590
2022	31,238
2023	30,265
Thereafter	239,118
Total(1)	$391,952
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded commitments at June 30, 2019.
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
On May 1, 2018 the Company agreed to a settlement structure with the North American Securities Administrators Association (NASAA) related to the Company's historical compliance with certain state “blue sky” laws, which will result in aggregate fines of approximately $26.4 million. As part of the settlement structure, the Company engaged independent third party consultants to conduct a historical review of securities transactions and an operational review of the Company's systems for complying with blue sky securities registration requirements. The Company also agreed to offer customers remediation in the form of reimbursement for any actual losses, plus interest. The Company believes the Captive Insurance Subsidiary has adequate loss reserves to cover the aggregate fines and the costs of remediation. As of the date of this Quarterly Report on Form 10-Q, however, the historical review of transactions has not been completed and, as a result, the scope and costs of potential customer remediation cannot be estimated at this time. The actual costs of reimbursing customers for losses could exceed the Company's reserves.
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
Self-Insurance
The Company has self-insurance for certain potential liabilities through the Captive Insurance Subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends, so there are particular complexities and uncertainties involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured. As of June 30, 2019, these self-insurance liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

statements of financial condition. Self-insurance related charges are included in other expenses in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2019.
Other Commitments
As of June 30, 2019, the Company had approximately $348.9 million of client margin loans that were collateralized with securities having a fair value of approximately $488.4 million that it can repledge, loan, or sell. Of these securities, approximately $64.8 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of June 30, 2019, there were no restrictions that materially limited the Company’s ability to repledge, loan, or sell the remaining $423.6 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $5.7 million and $4.7 million pledged to clearing organizations at June 30, 2019 and December 31, 2018, respectively.
11.    Stockholders’ Equity
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s board of directors (the “Board of Directors”) as well as certain limits under the Credit Agreement and Indenture. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2019		2018
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$21.1	$0.25	$22.6
Second quarter	$0.25	$20.8	$0.25	$22.3
Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the unaudited condensed consolidated statements of financial condition. As of June 30, 2019, the Company was authorized to purchase up to an additional $750.0 million of shares pursuant to share repurchase programs approved by the Board of Directors.
The Company had the following activity under its approved share repurchase programs (dollars in millions, except per share data):

	2019
	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)(2)
First quarter	1,747,116	$71.57	$125.0
Second quarter	1,591,950	$78.54	$125.0
	3,339,066	$74.89	$250.1
_______________________________

(1)	Included in the total cost of shares purchased is a commission fee of $0.02 per share.

(2)	Total may not foot due to rounding.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2019, there were 20,055,945 shares authorized for grant under the 2010 Plan. There were 6,153,400 shares reserved for exercise or conversion of outstanding awards granted, and 5,227,330 shares remaining available for future issuance, under the 2010 Plan as of June 30, 2019.
Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee and officer stock options that have been granted during the six months ended June 30, 2019:

Expected life (in years)	5.43
Expected stock price volatility	35.80%
Expected dividend yield	1.49%
Risk-free interest rate	2.47%
Fair value of options	$24.41

The following table summarizes the Company’s stock option and warrant activity as of and for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2018	3,588,067	$35.38
Granted	422,397	$77.53
Exercised	(728,612)	$29.83
Forfeited and Expired	(64,847)	$40.93
Outstanding — June 30, 2019	3,217,005	$42.06	6.02	$127,107
Exercisable — June 30, 2019	2,356,473	$33.47	4.95	$113,341
Exercisable and expected to vest — June 30, 2019	3,145,366	$41.34	5.94	$126,529

The following table summarizes information about outstanding stock options and warrants as of June 30, 2019:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$18.01 - $25.00	706,068	$20.37	5.88	706,068	$20.37
$25.01 - $35.00	877,803	$31.40	2.65	875,729	$31.40
$35.01 - $45.00	491,382	$39.57	7.62	304,579	$39.63
$45.01 - $65.00	351,369	$48.73	5.33	351,369	$48.73
$65.01 - $75.00	374,825	$65.56	8.66	117,363	$65.56
$75.01 - $85.00	415,558	$77.53	9.67	1,365	$77.53
	3,217,005	$42.06	6.02	2,356,473	$33.47

The Company recognized share-based compensation related to the vesting of stock options awarded to employees and officers of $2.2 million and $2.0 million during the three months ended June 30, 2019 and 2018, respectively, and $5.2 million and $4.1 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $11.8 million, which is expected to be recognized over a weighted-average period of 2.16 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units, and performance stock units, for the six months ended June 30, 2019:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2018	7,057	$70.26	874,388	$46.63
Granted	9,366	$81.99	240,065	$83.89
Vested	(8,127)	$71.81	(337,361)	$32.35
Forfeited	—	$—	(22,252)	$49.49
Nonvested — June 30, 2019	8,296	$81.99	754,840	$64.78
Expected to vest — June 30, 2019	8,296	$81.99	694,637	$63.65

The Company grants restricted stock awards and deferred stock units to its directors, restricted stock units to its employees and officers, and performance stock units to its officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company's common stock. The Company recognized $4.6 million and $3.8 million of share-based compensation related to the vesting of these restricted stock awards and stock units during the three months ended June 30, 2019 and 2018, respectively, and $9.2 million and $7.1 million during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, total unrecognized compensation cost for restricted stock awards and stock units was $27.4 million, which is expected to be recognized over a weighted-average remaining period of 2.16 years.
The Company also grants restricted stock units to its advisors and to financial institutions. The Company recognized share-based compensation of $0.8 million and $2.5 million related to the vesting of these awards during the three months ended June 30, 2019 and 2018, respectively, and $1.8 million and $4.5 million during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $2.5 million, which is expected to be recognized over a weighted-average remaining period of 1.53 years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$146,092	$118,766	$301,490	$212,296

Basic weighted-average number of shares outstanding	83,247	89,128	83,869	89,560
Dilutive common share equivalents	2,103	2,556	2,183	2,676
Diluted weighted-average number of shares outstanding	85,350	91,684	86,052	92,236

Basic earnings per share	$1.75	$1.33	$3.59	$2.37
Diluted earnings per share	$1.71	$1.30	$3.50	$2.30

The computation of diluted earnings per share excludes stock options, warrants, and stock units that are anti-dilutive. For the three months ended June 30, 2019 and 2018, stock options, warrants, and stock units representing

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

common share equivalents of 590,751 shares and 472,125 shares, respectively, were anti-dilutive. For the six months ended June 30, 2019 and 2018, stock options, warrants, and restricted stock units representing common share equivalents of 549,029 shares and 338,450 shares, respectively, were anti-dilutive.
14.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, settlement contingencies, tax credits and other permanent differences in tax deductibility of certain expenses. These items resulted in effective tax rates of 25.1% and 27.1% for the three months ended June 30, 2019 and 2018, respectively, and 24.4% and 24.9% for the six months ended June 30, 2019 and 2018, respectively.
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
The Company recognized revenue for services provided to these related parties of $1.0 million and $0.9 million during the three months ended June 30, 2019 and 2018, respectively, and $1.9 million and $1.6 million during the six months ended June 30, 2019 and 2018, respectively. The Company incurred expenses for the services provided by these related parties of $0.4 million and $0.3 million during the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $1.2 million during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and 2018, receivables and payables to related parties were not material.
16.    Net Capital and Regulatory Requirements
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also provide that the broker-dealer's capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $107.2 million with a minimum net capital requirement of $9.5 million as of June 30, 2019.
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to PTC’s operations.
As of June 30, 2019 and December 31, 2018, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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
18.    Subsequent Events
On July 24, 2019, the Board of Directors declared a cash dividend of $0.25 per share on the Company's outstanding common stock to be paid on August 23, 2019 to all stockholders of record on August 13, 2019.

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
As of June 30, 2019, the fair value of our trading securities owned was $29.4 million and securities sold, but not yet purchased were immaterial. The fair value of securities included within other assets was $245.1 million as of June 30, 2019. See Note 5. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased and other assets associated with our client facilitation activities. See Note 6. Held-to-Maturity Securities, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of June 30, 2019, $1.47 billion of our outstanding debt under our Credit Agreement was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are generally subject to the same, but off-setting interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Variable Interest Rates at June 30, 2019	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facilities		Points	Points	Points	Points
Term Loan B	$1,473,750	$1,468	$3,670	$7,341	$14,681
Revolving Credit Facility	—	—	—	—	—
Variable Rate Debt Outstanding	$1,473,750	$1,468	$3,670	$7,341	$14,681
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

As of June 30, 2019 we offered our advisors and their clients two primary cash sweep vehicles that are interest rate sensitive: our insured cash account (“ICA”) for individuals, trusts and sole proprietorships, and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts, and other organizations, and an insured deposit cash account (“DCA”) for advisory individual retirement accounts. In addition, we offered our advisors and their clients a money market program, including money market accounts and purchased money market funds. While clients earn interest for balances on deposit in ICA and DCA, we earn a fee. Our fees from ICAs are based on prevailing interest rates in the current interest rate environment. The fees that we receive from the DCA vehicle are calculated as a per account fee; such fees increase as the federal funds target rate increases, subject to a cap. The fees we receive on cash balances in our advisors’ clients' accounts in our money market program, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the bank deposit sweep vehicles are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicles relative to other products into which clients may move cash balances.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the six months ended June 30, 2019 and 2018. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Subcommittees of the Risk Oversight Committee
The ROC has established multiple subcommittees that cover key areas of risk. The subcommittees meet regularly and are responsible for keeping the ROC informed and escalating issues in accordance with the Company’s escalation policies. The responsibilities of such subcommittees include, for example, oversight of the approval of new and complex investment products offered to advisors’ clients; oversight of the firm’s technology; and issues and trends related to advisor compliance.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (millions)(1)
April 1, 2019 through April 30, 2019	684,848	$73.15	684,848	$824.9
May 1, 2019 through May 31, 2019	593,147	$81.94	593,147	$776.3
June 1, 2019 through June 30, 2019	313,955	$83.87	313,955	$750.0
Total	1,591,950		1,591,950
_______________________________

(1)	See Note 11. Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information.
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
10.1
Third Amendment, dated April 25, 2019, among LPL Financial Holdings Inc., LPL Holdings, Inc. ("LPLH"), certain subsidiaries of LPLH, as Guarantors, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party to the credit agreement referenced therein.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition
____________________

*	Filed herewith.
(1)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010.
(2)	Incorporated by reference to the Form 8-K filed on June 19, 2012.
(3)	Incorporated by reference to the Form 8-K filed on May 9, 2014.
(4)	Incorporated by reference to the Form 8-K filed on March 12, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	July 30, 2019	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	July 30, 2019	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer