Form 10-Q
period 2019-09-30
LPL Financial Holdings Inc.
filed 2019-10-29
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of October 23, 2019 was 80,831,085.

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
When we use the terms “LPLFH”, “LPL”, “we”, “us”, “our”, and the “Company”, we mean LPL Financial Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company’s future financial and operating results, outlook, growth, plans, business strategies, liquidity and future share repurchases, including statements regarding future resolution of regulatory matters, legal proceedings and related costs, future revenue and expenses, future affiliation models and capabilities, market and macroeconomic trends, and projected savings and anticipated improvements to the Company’s operating model, services, and technologies as a result of its investments, initiatives, programs and/or acquisitions, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company’s historical performance and its plans, estimates, and expectations as of October 29, 2019. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; changes in interest rates and fees payable by banks participating in the Company’s client cash programs, including the Company’s success in negotiating agreements with current or additional counterparties; the Company’s strategy and success in managing client cash program fees; fluctuations in the levels of brokerage and advisory assets, including net new assets, and the related impact on revenue; effects of competition in the financial services industry; the success of the Company in attracting and retaining financial advisors and institutions, and their ability to market effectively financial products and services; whether retail investors served by newly-recruited advisors choose to move their respective assets to new accounts at the Company; changes in growth and profitability of the Company’s fee-based business, including the Company’s centrally managed advisory platform; the effect of current, pending, and future legislation, regulation, and regulatory actions, including disciplinary actions imposed by federal and state regulators and self-regulatory organizations, and the implementation of Regulation BI (Best Interest); the cost of settling and remediating issues related to regulatory matters or legal proceedings, including actual costs of reimbursing customers for losses in excess of our reserves; changes made to the Company’s services and pricing, including in response to competitive developments and current, pending, and future legislation, regulation, and regulatory actions, and the effect that such changes may have on the Company’s gross profit streams and costs; execution of the Company’s capital management plans, including its compliance with the terms of its credit agreement and the indenture governing its senior notes; the price, the availability of shares, and trading volumes of the Company’s common stock, which will affect the timing and size of future share repurchases by the Company; execution of the Company’s plans and its success in realizing the synergies, expense savings, service improvements or efficiencies expected to result from its investments, initiatives and programs, including its acquisitions of Allen & Company of Florida, LLC (“Allen & Company”) and AdvisoryWorld and its expense plans and technology initiatives; the performance of third-party service providers to which business processes are transitioned; the Company’s ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; and the other factors set forth in Part

ii

I, “Item 1A. Risk Factors” in the Company’s 2018 Annual Report on Form 10-K, as may be amended or updated in the Company’s Quarterly Reports on Form 10-Q. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report on Form 10-Q, even if its estimates change, and you should not rely on statements contained herein as representing the Company’s views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

iii

PART I — FINANCIAL INFORMATION
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We are a leader in the retail financial advice market and the nation’s largest independent broker-dealer. We serve independent financial advisors and financial institutions, providing them with the technology, research, clearing and compliance services, and practice management programs they need to create and grow their practices. We enable them to provide objective financial guidance to millions of American families seeking wealth management, retirement planning, financial planning and asset management solutions.
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
Executive Summary
Financial Highlights
Results for the third quarter of 2019 included net income of $131.7 million, or $1.57 per share, which compares to $106.9 million, or $1.19 per share, for the third quarter of 2018.
Asset Growth Trends
Total brokerage and advisory assets served were $719.3 billion as of September 30, 2019, up 6% from $681.0 billion as of September 30, 2018. Total net new assets were $9.9 billion for the three months ended September 30, 2019, compared to $4.4 billion for the same period in 2018.
Net new advisory assets were $9.2 billion for the three months ended September 30, 2019, compared to $5.1 billion for the same period in 2018. As of September 30, 2019, our advisory assets had grown to $338.0 billion, compared to $306.1 billion as of September 30, 2018, and represented 47% of total brokerage and advisory assets served.
Net new brokerage assets were an inflow of $0.6 billion for the three months ended September 30, 2019, compared to an outflow of $0.8 billion for the same period in 2018. As of September 30, 2019, our brokerage assets had grown to $381.3 billion from $374.9 billion as of September 30, 2018.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, of $542.5 million for the three months ended September 30, 2019, increased 10% from $493.2 million for the quarter ended September 30, 2018. Gross profit is calculated as net revenues, which were $1,415.5 million for the three months ended September 30, 2019, less commission and advisory expenses and brokerage, clearing, and exchange fees. Management presents gross profit because we believe that measure may provide useful insight to investors in evaluating the Company’s core operating performance before indirect costs that are general and administrative in nature. See footnote 8 to the Financial Metrics table within the “How We Evaluate Our Business” section for additional information on gross profit.
Stockholder Capital Returns
We returned $150.8 million of capital to stockholders during the three months ended September 30, 2019, including $20.5 million of dividends and $130.3 million of share repurchases, representing 1,668,305 shares.

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

How We Evaluate Our Business
We focus on several key business and financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key business and financial metrics are as follows:

	Nine Months Ended September 30,
Business Metrics (dollars in billions) (balances may not foot due to rounding)	2019	2018	% Change
Advisory assets(1)(2)	$338.0	$306.1	10%
Brokerage assets(1)(3)	381.3	374.9	2%
Total Brokerage and Advisory Assets served(1)	$719.3	$681.0	6%

Net new advisory assets(4)	$20.4	$22.6	n/m
Net new brokerage assets(5)	(2.6)	23.2	n/m
Total Brokerage and Advisory Net New Assets	$17.8	$45.8	n/m

Insured cash account balances(1)	$22.2	$21.0	6%
Deposit cash account balances(1)	4.6	3.9	18%
Total Insured Sweep Balances	26.8	25.0	7%
Money market account balances(1)	2.6	3.3	(21%)
Purchased money market fund balances(1)	1.8	—	n/m
Total Client Cash Balances	$31.2	$28.2	11%

Advisors	16,349	16,174	1%

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Metrics (dollars in millions, except per share data)	2019	2018	2019	2018
Total net revenues	$1,415.5	$1,331.0	$4,177.0	$3,871.4
Recurring gross profit rate (trailing twelve months)(6)	87.1%	85.0%	87.1%	85.0%
Pre-tax income	$178.0	$147.4	$576.8	$430.2
Net income	$131.7	$106.9	$433.2	$319.2
Earnings per share, diluted	$1.57	$1.19	$5.07	$3.49

Non-GAAP Financial Measures(7)
Gross profit(8)	$542.5	$493.2	$1,634.1	$1,439.9
Gross profit growth from prior period(8)	10.0%	27.5%	13.5%	25.0%
Gross profit as a % of net revenue(8)	38.3%	37.1%	39.1%	37.2%
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

(2)
Advisory assets consists of total advisory assets under custody at our broker-dealer subsidiary, LPL Financial LLC (“LPL Financial”). See Results of Operations for a tabular presentation of advisory assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Profit (in millions)	2019	2018	2019	2018
Total net revenues	$1,415.5	$1,331.0	$4,177.0	$3,871.4
Commission and advisory expense	856.6	822.0	2,494.4	2,384.3
Brokerage, clearing, and exchange fees	16.4	15.8	48.5	47.2
Gross profit(1)	$542.5	$493.2	$1,634.1	$1,439.9
_______________________________

(1)	Balances may not foot due to rounding.
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
Assessing the probability of a loss occurring and the timing and amount of any loss related to a regulatory matter or a legal proceeding, whether or not covered by the Company’s captive insurance subsidiary, is inherently difficult and requires judgments based on a variety of factors and assumptions. There are particular uncertainties and complexities involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured by our captive insurance subsidiary, which depends in part on historical claims experience, including the actual timing and costs of resolving matters that begin in one policy period and are resolved in a subsequent period.
Our accruals, including those established through the captive insurance subsidiary at September 30, 2019, include estimated costs for significant regulatory matters, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable. For example, on May 1, 2018, we agreed to a settlement structure with the North American

Securities Administrators Association related to our historical compliance with certain state “blue sky” laws, which resulted in aggregate fines of approximately $26.4 million. As part of the settlement structure, we engaged independent third party consultants to conduct a historical review of securities transactions and an operational review of our systems for complying with blue sky securities registration requirements. We also agreed to offer customers remediation in the form of reimbursement for any actual losses, plus interest. We believe our captive insurance subsidiary has adequate loss reserves to cover the aggregate fines and the costs of remediation. As of the date of this Quarterly Report on Form 10-Q, the historical review of transactions has been completed; however, the costs of potential customer remediation are still being calculated and cannot be estimated at this time. The actual costs of reimbursing customers for losses could exceed our reserves.
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
In June 2018, the U.S. Court of Appeals for the Fifth Circuit issued a mandate invalidating regulations previously enacted by the U.S. Department of Labor (“DOL”) that expanded the definition of “fiduciary” and would have resulted in significant new restrictions on our servicing of certain retirement plan accounts subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and individual retirement accounts (“IRAs”), including compliance with expanded prohibited transaction requirements under section 4975 of the Internal Revenue Code (the “DOL Rule”). The DOL has indicated that it may propose a new fiduciary rule with regard to such accounts. Because ERISA plans and IRAs comprise a significant portion of our business, we continue to expect that compliance with current and future laws and regulations with respect to retail retirement savings and reliance on prohibited transaction exemptions under such laws and regulations will require increased legal, compliance, information technology, and other costs and could lead to a greater risk of class action lawsuits and other litigation.
In June 2019, the SEC adopted a new standard of conduct applicable to retail brokerage accounts (“Regulation BI”), with a compliance date of June 30, 2020. Regulation BI requires that broker-dealers act in the best interest of retail customers without placing their own financial or other interests ahead of the customer’s and imposes new obligations related to disclosure, duty of care, conflicts of interest and compliance. Certain state securities and insurance regulators have also adopted, proposed or are considering adopting similar laws and regulations. In addition, it is unclear how and whether other regulators - banking regulators, and the state securities and insurance regulators - may respond to or attempt to enforce similar issues addressed by the former DOL Rule and Regulation BI.
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
On August 1, 2019, the Company acquired all of the outstanding equity interests of Allen & Company of Florida, LLC (“Allen & Company”), a broker-dealer and registered investment adviser. Allen & Company advisors and staff joined the Company as employees.
See Note 4. Acquisitions, within the notes to the unaudited condensed consolidated financial statements for further detail.

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the U.S. financial markets. In the United States, economic data continued to point to slowing economic growth over the third quarter of 2019. According to the most recent estimate by the Bureau of Economic Analysis, real gross domestic product (“GDP”) grew at an annualized rate of 2.0% in the second quarter, with third quarter data consistent with continued growth at a similar rate. Growth has generally moderated over the last several quarters from over 3% growth seen in mid-2018, due in part to headwinds from slower global growth and uncertainty around trade policy. Forward expectations remain muted but not recessionary. The Federal Reserve’s (“Fed”) most recent median GDP projections, released following its September 17-18, 2019 policy meeting, put expected U.S. growth at 2.2% for all of 2019, which would signal growth expectations of under 2% over the final two quarters of the year. The median Fed projection for 2020 is 2%. Together these numbers imply that the boost to growth from fiscal stimulus has run its course and that growth will return to a rate modestly below the expansion average of 2.3%. The U.S. economy continues to be supported by strong household spending, supported by healthy labor markets and still low interest rates. Business investment, however, has softened amid trade uncertainty and manufacturing has slowed. The slowdown in global growth remains a key concern, with major international organizations, such as the International Monetary Fund and World Bank, lowering forecasts as the year has progressed.

Equity markets continued to bounce back from sharp declines in the fourth quarter of 2018 as increased central bank support offset growth concerns. Third quarter gains were modest but still positive, with the S&P 500 Index climbing 1.7% over the quarter, pushing its total return for the year to just over 20%. Both international developed and emerging market stocks have continued to lag behind U.S. markets, trailing again in the third quarter. Bonds also fared well during the quarter, helped by further declines in yields, with the benchmark 10-year Treasury yield falling to just under 1.7% (bond prices rise when yields falls.) The broad Bloomberg Barclays U.S. Aggregate Bond Index posted a 2.3% over the third quarter, bringing its total return for the year to 8.5%.

Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. Please consult the Risks Related to Our Business and Industry section within Part I, “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes, and the potential related effects on our profitability and financial condition. The Fed instituted its first rate cut since 2008 in July 2019 and followed through with a second rate cut in September, bringing the federal funds rate target range to 1.75 - 2.0%. The minutes from both the July and September 2019 policy meetings revealed policymakers’ rising concerns about downside risks to growth forecasts, primarily from trade uncertainty and a weakening global growth outlook, despite a positive baseline expectation of continued moderate growth. In September, two members of the policy committee voted against the additional rate cut, while one voted for a larger cut, with the minutes revealing internal debate about how much future accommodation might be needed. At the same time, the policy statement continued to emphasize that any decision would be data dependent.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2019 and 2018. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
REVENUES
Commission	$474,993	$486,875	(2.4)%	$1,415,487	$1,449,771	(2.4)%
Advisory	514,363	458,087	12.3%	1,449,610	1,319,391	9.9%
Asset-based	292,140	248,895	17.4%	877,054	706,834	24.1%
Transaction and fee	121,222	118,941	1.9%	362,037	352,045	2.8%
Interest income, net of interest expense	11,531	10,512	9.7%	35,542	28,426	25.0%
Other	1,276	7,687	(83.4)%	37,231	14,891	150.0%
Total net revenues	1,415,525	1,330,997	6.4%	4,176,961	3,871,358	7.9%
EXPENSES
Commission and advisory	856,635	821,950	4.2%	2,494,355	2,384,266	4.6%
Compensation and benefits	138,300	128,007	8.0%	407,000	373,884	8.9%
Promotional	61,715	52,628	17.3%	154,487	163,462	(5.5)%
Depreciation and amortization	24,062	22,838	5.4%	70,116	65,759	6.6%
Amortization of intangible assets	16,286	15,676	3.9%	48,703	44,580	9.2%
Occupancy and equipment	34,417	30,308	13.6%	100,843	84,848	18.9%
Professional services	17,666	23,129	(23.6)%	56,115	61,223	(8.3)%
Brokerage, clearing, and exchange	16,380	15,844	3.4%	48,518	47,154	2.9%
Communications and data processing	12,535	12,334	1.6%	37,394	34,546	8.2%
Other	27,599	29,219	(5.5)%	83,977	88,175	(4.8)%
Total operating expenses	1,205,595	1,151,933	4.7%	3,501,508	3,347,897	4.6%
Non-operating interest expense and other	31,944	31,705	0.8%	98,617	93,267	5.7%
INCOME BEFORE PROVISION FOR INCOME TAXES	177,986	147,359	20.8%	576,836	430,194	34.1%
PROVISION FOR INCOME TAXES	46,272	40,494	14.3%	143,632	111,033	29.4%
NET INCOME	$131,714	$106,865	23.3%	$433,204	$319,161	35.7%

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
The following table sets forth our commission revenue, by sales-based and trailing commission revenue (in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Sales-based	$194,342	$193,545	$797	0.4%
Trailing	280,651	293,330	(12,679)	(4.3)%
Total commission revenue	$474,993	$486,875	$(11,882)	(2.4)%
The increase in sales-based commission revenue for the three months ended September 30, 2019, compared with the same period in 2018 was driven by market volatility that led to an increase in sales of mutual funds and variable annuities.
The decrease in trailing revenues for the three months ended September 30, 2019, compared with the same period in 2018 was primarily due to market volatility impacting the underlying market value of mutual funds and variable annuities.
The following table sets forth our commission revenue, by sales-based and trailing commission revenue (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Sales-based	$588,872	$577,308	$11,564	2.0%
Trailing	826,615	872,463	(45,848)	(5.3)%
Total commission revenue	$1,415,487	$1,449,771	$(34,284)	(2.4)%
The increase in sales-based commission revenue for the nine months ended September 30, 2019, compared with the same period in 2018 was driven by market volatility that led to an increase in sales of fixed annuities, partially offset by a decrease in activity for equities.
The decrease in trailing revenues for the nine months ended September 30, 2019, compared with the same period in 2018 was primarily due to market volatility impacting the underlying market value of mutual funds and variable annuities.

The following table summarizes activity in brokerage assets for the periods presented (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance - Beginning of period	$378.7	$367.5	$346.0	$342.1
Net new brokerage assets	0.6	(0.8)	(2.6)	23.2	(1)
Market impact(2)	2.0	8.2	37.9	9.6
Balance - End of period	$381.3	$374.9	$381.3	$374.9
_______________________________

(1)	Includes assets attributable to the Company’s acquisition of the broker-dealer network of National Planning Holdings, Inc. (“NPH”).

(2)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, with such difference representing the implied growth or decline in asset balances due to market changes over the same period of time.

Advisory Revenues
Advisory revenues primarily represent fees charged on our corporate registered investment advisor (“RIA”) platform provided to clients of our advisors based on the value of their advisory assets. Advisory fees are billed to clients on either a calendar quarter or non-calendar quarter basis of their choice, at the beginning of that period, and are recognized as revenue ratably during the quarter. The majority of our accounts are billed in advance using values as of the last business day of each immediately preceding calendar quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. Advisory revenues collected on our corporate advisory platform are proposed by the advisor and agreed to by the client and average 1.0% of the underlying assets with a maximum of 2.5% of the underlying assets as of September 30, 2019.
We also support separate investment adviser firms (“Hybrid RIAs”) through our independent advisory platform, which allows advisors to engage us for technology, clearing, and custody services, as well as access to the capabilities of our investment platforms. The assets held under a Hybrid RIA’s investment advisory accounts custodied with LPL Financial are included in our brokerage and advisory assets, net new advisory assets, and advisory assets under custody metrics. However, we charge separate fees to Hybrid RIAs for technology, clearing, administrative, oversight, and custody services. The administrative fees collected on our independent advisory platform vary and can reach a maximum of 0.2% of the underlying assets as of September 30, 2019.
The following table summarizes the composition of total advisory assets as of September 30, 2019 and 2018 (in billions):

	September 30,
	2019	2018	$ Change	% Change
Corporate platform advisory assets	$209.4	$184.8	$24.6	13.3%
Hybrid platform advisory assets	128.6	121.3	7.3	6.0%
Total advisory assets	$338.0	$306.1	$31.9	10.4%
Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.

The following table summarizes activity in advisory assets (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance - Beginning of period	$327.3	$291.5	$282.0	$273.0
Net new advisory assets	9.2	5.1	20.4	22.6	(1)
Market impact(2)	1.5	9.5	35.6	10.5
Balance - End of period	$338.0	$306.1	$338.0	$306.1
_______________________________

(1)	Includes assets attributable to the Company’s acquisition of NPH.

(2)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, representing the implied growth or decline in asset balances due to market changes over the same period of time.

Net new advisory assets for the three and nine months ended September 30, 2019 and 2018 had a limited impact on our advisory revenue for those respective periods. Rather, net new advisory assets are a primary driver of future advisory revenue. The revenue for any particular quarter is primarily driven by the value of each of the prior quarter’s month-end advisory assets under custody.
The growth in advisory revenue for the three and nine months ended September 30, 2019 compared to the same periods in 2018 was due to net new advisory assets resulting from our recruiting efforts and strong advisor productivity, as well as market gains as represented by higher levels of the S&P 500 index.
Asset-Based Revenues
Asset-based revenues are comprised of our sponsorship programs with financial product manufacturers, omnibus processing and networking services, collectively referred to as recordkeeping, and fees from our client cash programs. We receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales education and training efforts. Omnibus processing revenues are paid to us by mutual fund product sponsors and are based on the value of custodied assets in advisory accounts and the number of brokerage accounts in which the related mutual fund positions are held. Networking revenues on brokerage assets are correlated to the number of positions we administer and are paid to us by mutual fund and annuity product manufacturers. Client cash-based revenues are generated on advisors’ clients’ cash balances in insured sweep accounts at various banks and money market programs. Pursuant to contractual arrangements, we receive fees based on account type and invested balances for administration and recordkeeping.
Asset-based revenues for the three and nine months ended September 30, 2019 increased compared to the same periods in 2018 primarily due to increased revenues from our client cash programs, sponsorship programs and recordkeeping revenues.
Client cash revenue for the three and nine months ended September 30, 2019 increased compared to the same periods in 2018 due to the impact of a higher federal funds effective rate during 2019. For the three months ended September 30, 2019, our average client cash balances increased as compared to the same period in 2018, with balances of $30.7 billion and $28.2 billion, respectively. For the nine months ended September 30, 2019, our average client cash balances increased as compared to the same period in 2018, with balances of $30.6 billion and $28.7 billion, respectively.
Revenues for our recordkeeping and sponsorship programs for the three and nine months ended September 30, 2019, which are largely based on the market value of the underlying assets, increased compared to the same periods in 2018 due to the impact of market appreciation on the value of those underlying assets.
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
Transaction and fee revenues increased for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to the expansion of advisor and client-based fee revenue driven by advisor growth.

Interest Income, Net of Interest Expense
We earn interest income from client margin accounts and cash equivalents, net of operating expense. Period-over-period variances correspond to changes in the average balances of assets in margin accounts and cash equivalents as well as changes in interest rates.
Interest income, net of interest expense increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018 primarily due to the impact of higher interest rates.
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
Other revenues decreased for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to unrealized losses on assets held in our advisor non-qualified deferred compensation plan and a decrease in dividend income on assets held in our advisor non-qualified deferred compensation plan.
Other revenues increased for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to unrealized gains on assets held in our advisor non-qualified deferred compensation plan and an increase in dividend income on assets held in our advisor non-qualified deferred compensation plan.
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
The following table shows the components of our payout ratio, which is a statistical or operating measure:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2019	2018		2019	2018
Base payout rate(1)	83.05%	83.12%	(7 bps)	83.13%	83.07%	6 bps
Production based bonuses	3.61%	3.36%	25 bps	2.96%	2.75%	21 bps
Total payout ratio	86.66%	86.48%	18 bps	86.09%	85.82%	27 bps
_______________________________

(1)
Our base payout rate is calculated as commission and advisory expenses less production based bonuses and mark-to-market gains or losses on the non-qualified deferred compensation plan, divided by commission and advisory revenues.

Our total payout ratio increased for the three and nine months ended September 30, 2019 compared with the same periods in 2018 primarily due to an increase in production based bonuses which were driven by an increase in advisory revenue.
Compensation and Benefits Expense
Compensation and benefits expense includes salaries and wages and related benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Average number of employees	4,376	4,078	7.3%	4,323	3,947	9.5%
Compensation and benefits expense increased for the three and nine months ended September 30, 2019 compared with the same periods in 2018 due to an increase in salary expenses resulting from an increase in headcount.

Promotional Expense
Promotional expenses include costs related to our hosting of certain advisor conferences that serve as training, sales, and marketing events, as well as business development costs related to recruiting, such as transition assistance and expenses associated with loans issued to advisors.
The increase in promotional expense for the three months ended September 30, 2019 compared with the same period in 2018 was primarily driven by increases in expenses associated with advisor loans and our largest annual advisor conference.
The decrease in promotional expense for the nine months ended September 30, 2019 compared with the same period in 2018 was primarily driven by 2018 recruiter and advisor costs related to the onboarding of advisors from NPH, offset by an increase in expense associated with advisor loans.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
The increase in depreciation and amortization expense for the three months ended September 30, 2019 compared with the same period in 2018 was primarily due to an increase in internally developed software.
The increase in depreciation and amortization expense for the nine months ended September 30, 2019 compared with the same period in 2018 was primarily due to increases in purchased hardware and software.
Amortization of Intangible Assets
Amortization of intangible assets represents the benefits received for using long-lived assets, which consist of intangible assets established through our acquisitions.
Amortization of intangible assets remained relatively flat for the three months ended September 30, 2019 compared with the same period in 2018.
The increase in amortization of intangible assets for the nine months ended September 30, 2019 compared with the same period in 2018 was due to the intangible assets recorded during 2018 as part of our acquisition of NPH.
Occupancy and Equipment Expense
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expenses on computer hardware and other equipment.
The increase in occupancy and equipment expense for the three and nine months ended September 30, 2019 compared with the same periods in 2018 was primarily due to an increase in costs related to software licensing fees in support of our service and technology investments.
Professional Services
Professional services includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements.
The decrease in professional services for the three and nine months ended September 30, 2019 compared with the same periods in 2018 was primarily due to decreases in non-capitalized costs related to our service and technology projects during the period.
Brokerage, Clearing, and Exchange Fees
Brokerage, clearing, and exchange fees include expenses originating from trading or clearing operations as well as any exchange membership fees. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.
The slight increase in brokerage, clearing, and exchange fees is relatively consistent with the volume of sales and trading activity for the three and nine months ended September 30, 2019 compared with the same periods in 2018.

Communications and Data Processing
Communications expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges, and markets. Data processing expense consists primarily of customer statement processing and postage costs.
The increase in communications and data processing expense for the three and nine months ended September 30, 2019 compared with the same periods in 2018 was primarily due to client statement production.
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
The decrease in other expenses for the three months ended September 30, 2019 compared with the same period in 2018 was primarily driven by lower insurance costs.
The decrease in other expenses for the nine months ended September 30, 2019 compared with the same period in 2018 was primarily driven by lower costs associated with the investigation, settlement, and resolution of regulatory matters and insurance costs.
Non-Operating Interest Expense and Other
Non-operating interest expense and other represents expense from our senior secured credit facilities, senior unsecured notes, finance leases and other non-operating expenses.
Non-operating interest expense and other remained relatively flat for the three months ended September 30, 2019 compared with the same period in 2018.
The increase in non-operating interest expense and other for the nine months ended September 30, 2019 compared with the same period in 2018 was primarily driven by higher LIBOR rates in the beginning of 2019.
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
Our effective tax rate was 26.0% and 27.5% for the three months ended September 30, 2019 and 2018, respectively. The decrease in our effective tax rate for the three months ended September 30, 2019 compared with the same period in 2018 was primarily due to a deduction associated with stock option exercises under Accounting Standards Codification (“ASC”) Topic 718.
Our effective tax rate was 24.9% and 25.8% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in our effective tax rate for the nine months ended September 30, 2019 compared with the same period in 2018 was primarily due to the settlement of legal contingencies in 2018.
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

A summary of changes in cash flow data is provided as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash flows (used in) provided by:
Operating activities	$509,769	$196,063
Investing activities	(129,129)	(86,353)
Financing activities	(434,076)	(341,937)
Net decrease in cash, cash equivalents and restricted cash	(53,436)	(232,227)
Cash, cash equivalents and restricted cash — beginning of period	1,562,119	1,625,655
Cash, cash equivalents and restricted cash — end of period	$1,508,683	$1,393,428
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.
Net cash flows provided by operating activities include net income and adjustments for non-cash expenses, changes in operating assets and liabilities, including balances related to the settlement and funding of client transactions, receivables from product sponsors, and accrued commission and advisory expenses due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and clients’ behaviors.
The increase in cash flows provided by operating activities for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily attributable to an increase in net income and payables to clients due to the timing of payments made. These were partially offset by an increase in advisor loans and a decrease in drafts payable and income taxes payable.
The increase in cash flows used in investing activities for the nine months ended September 30, 2019 compared to the same period in 2018 was due to an increase in capital expenditures to support our technology projects and our Allen & Company acquisition.
The increase in cash flows used in financing activities for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily attributable to an increase in repurchases of our common stock.
We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, which include three uncommitted lines of credit, the revolving credit facility established through our senior secured credit agreement (the “Credit Agreement”) and the revolving credit facility of LPL Financial, our registered broker-dealer subsidiary, will be adequate to satisfy our working capital needs, the payment of all of our obligations, and the funding of anticipated capital expenditures for the foreseeable future. In addition, we have certain capital adequacy requirements related to our registered broker-dealer subsidiary and bank trust subsidiary and have met all such requirements and expect to continue to do so for the foreseeable future. We regularly evaluate our existing indebtedness, including refinancing thereof, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms, and general market conditions.
Share Repurchases
We engage in share repurchase programs, which are approved by our board of directors (the “Board of Directors”), pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions, including transactions with our affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion within the constraints of our Credit Agreement, the indenture governing our senior unsecured notes (the “Indenture”), and general liquidity needs. See Note 11. Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our share repurchases.
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Board of Directors as well as certain limits under our Credit Agreement and the Indenture. See Note 11. Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our dividends.

Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain for regulatory capital and reserves based on the requirements of our regulators and clearing organizations, which also consider client balances and trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash segregated under federal and other regulations, the revolving credit facility of LPL Financial and proceeds from repledging or selling client securities in margin accounts. When an advisor’s client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan, or sell securities, up to 140% of the client’s margin loan balance, that collateralize those margin accounts. As of September 30, 2019, we had approximately $331.8 million of client margin loans, collateralized with securities having a fair value of approximately $464.5 million that we can repledge, loan, or sell. Of these securities, approximately $65.5 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of September 30, 2019, there were no restrictions that materially limited our ability to repledge, loan, or sell the remaining $399.0 million of client collateral.
Our other working capital needs are primarily related to advisor loans and timing associated with receivables and payables, which we have satisfied in the past from internally generated cash flows.
We may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. These timing differences are funded either with internally generated cash flow or, if needed, with funds drawn on our uncommitted lines of credit of our registered broker-dealer subsidiary LPL Financial, or under one of our revolving credit facilities.
LPL Financial is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At September 30, 2019, LPL Financial had net capital of $178.3 million with a minimum net capital requirement of $8.9 million.
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
As of September 30, 2019, we were in compliance with both of our financial covenants, a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (“Leverage Test,” as defined in the Credit Agreement) and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (“Interest Coverage,” as defined in the Credit Agreement). The breach of these financial covenants would subject us to certain equity cure rights. The permitted ratios under our financial covenants and actual ratios were as follows:

Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	5.00	2.00
Interest Coverage (Minimum)	3.00	8.75
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
Contractual Obligations
During the nine months ended September 30, 2019, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2018 Annual Report on Form 10-K. See Note 8. Debt and Note 10. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K, for further detail on operating lease obligations and obligations under noncancelable service contracts.

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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Commission	$474,993	$486,875	$1,415,487	$1,449,771
Advisory	514,363	458,087	1,449,610	1,319,391
Asset-based	292,140	248,895	877,054	706,834
Transaction and fee	121,222	118,941	362,037	352,045
Interest income, net of interest expense	11,531	10,512	35,542	28,426
Other	1,276	7,687	37,231	14,891
Total net revenues	1,415,525	1,330,997	4,176,961	3,871,358
EXPENSES
Commission and advisory	856,635	821,950	2,494,355	2,384,266
Compensation and benefits	138,300	128,007	407,000	373,884
Promotional	61,715	52,628	154,487	163,462
Depreciation and amortization	24,062	22,838	70,116	65,759
Amortization of intangible assets	16,286	15,676	48,703	44,580
Occupancy and equipment	34,417	30,308	100,843	84,848
Professional services	17,666	23,129	56,115	61,223
Brokerage, clearing, and exchange	16,380	15,844	48,518	47,154
Communications and data processing	12,535	12,334	37,394	34,546
Other	27,599	29,219	83,977	88,175
Total operating expenses	1,205,595	1,151,933	3,501,508	3,347,897
Non-operating interest expense and other	31,944	31,705	98,617	93,267
INCOME BEFORE PROVISION FOR INCOME TAXES	177,986	147,359	576,836	430,194
PROVISION FOR INCOME TAXES	46,272	40,494	143,632	111,033
NET INCOME	$131,714	$106,865	$433,204	$319,161
EARNINGS PER SHARE (Note 13)
Earnings per share, basic	$1.61	$1.22	$5.20	$3.59
Earnings per share, diluted	$1.57	$1.19	$5.07	$3.49
Weighted-average shares outstanding, basic	81,833	87,426	83,315	88,841
Weighted-average shares outstanding, diluted	83,844	89,878	85,421	91,447
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except share data)

ASSETS	September 30, 2019	December 31, 2018
Cash and cash equivalents	$929,536	$511,096
Cash segregated under federal and other regulations	526,741	985,195
Restricted cash	52,406	65,828
Receivables from:
Clients, net of allowance of $730 at September 30, 2019 and $640 at December 31, 2018	418,976	412,944
Product sponsors, broker-dealers, and clearing organizations	171,151	166,793
Advisor loans, net of allowance of $5,168 at September 30, 2019 and $5,080 at December 31, 2018	397,653	298,821
Others, net of allowance of $10,989 at September 30, 2019 and $8,099 at December 31, 2018	268,262	248,711
Securities owned:
Trading — at fair value	32,774	29,267
Held-to-maturity — at amortized cost	13,043	13,001
Securities borrowed	10,231	4,829
Fixed assets, net of accumulated depreciation and amortization of $364,405 at September 30, 2019 and $308,155 at December 31, 2018	504,410	461,418
Operating lease assets	104,305	—
Goodwill	1,502,679	1,490,247
Intangible assets, net of accumulated amortization of $528,022 at September 30, 2019 and $479,319 at December 31, 2018	456,469	484,171
Other assets	351,912	305,147
Total assets	$5,740,548	$5,477,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$141,423	$225,034
Payables to clients	1,119,575	950,946
Payables to broker-dealers and clearing organizations	85,341	76,180
Accrued commission and advisory expenses payable	162,104	164,211
Accounts payable and accrued liabilities	487,399	478,644
Income taxes payable	7,146	32,990
Unearned revenue	85,003	80,524
Securities sold, but not yet purchased — at fair value	206	169
Long-term borrowing, net	2,360,218	2,371,808
Operating lease liabilities	144,194	—
Finance lease liabilities	107,184	—
Leasehold financing and capital lease obligations	—	104,564
Deferred income taxes, net	20,805	18,325
Total liabilities	4,720,598	4,503,395
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 126,186,912 shares issued at September 30, 2019 and 124,909,796 shares issued at December 31, 2018	126	125
Additional paid-in capital	1,687,021	1,634,337
Treasury stock, at cost — 44,858,459 shares at September 30, 2019 and 39,820,646 shares at December 31, 2018	(2,114,814)	(1,730,535)
Retained earnings	1,447,617	1,070,146
Total stockholders’ equity	1,019,950	974,073
Total liabilities and stockholders’ equity	$5,740,548	$5,477,468
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended September 30, 2018
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — June 30, 2018	124,461	$124	$1,610,567	36,053	$(1,490,020)	$—	$886,025	$1,006,696
Net income and other comprehensive income (loss), net of tax expense						—	106,865	106,865
Issuance of common stock to settle restricted stock units, net	47	—	—	12	(741)			(741)
Treasury stock purchases				1,849	(122,483)			(122,483)
Cash dividends on common stock							(21,941)	(21,941)
Stock option exercises and other	103	—	3,160	(12)	397		221	3,778
Share-based compensation	—	—	7,293					7,293
BALANCE — September 30, 2018	124,611	$124	$1,621,020	37,902	$(1,612,847)	$—	$971,170	$979,467

	Three Months Ended September 30, 2019
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — June 30, 2019	125,971	$126	$1,673,155	43,193	$(1,984,223)	$—	$1,336,059	$1,025,117
Net income and other comprehensive income, net of tax expense						—	131,714	131,714
Issuance of common stock to settle restricted stock units, net	26	—	—	10	(759)			(759)
Treasury stock purchases				1,668	(130,274)			(130,274)
Cash dividends on common stock							(20,485)	(20,485)
Stock option exercises and other	190	—	5,942	(13)	442		329	6,713
Share-based compensation	—	—	7,924					7,924
BALANCE — September 30, 2019	126,187	$126	$1,687,021	44,858	$(2,114,814)	$—	$1,447,617	$1,019,950

Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Nine Months Ended September 30, 2018
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2017	123,030	$123	$1,556,117	33,262	$(1,309,568)	$—	$718,336	$965,008
Net income and other comprehensive income (loss), net of tax expense						—	319,161	319,161
Issuance of common stock to settle restricted stock units, net	356	—	—	70	(4,536)			(4,536)
Treasury stock purchases				4,608	(300,091)			(300,091)
Cash dividends on common stock							(66,847)	(66,847)
Stock option exercises and other	1,225	1	41,379	(38)	1,348		520	43,248
Share-based compensation	—		23,524					23,524
BALANCE — September 30, 2018	124,611	$124	$1,621,020	37,902	$(1,612,847)	$—	$971,170	$979,467

	Nine Months Ended September 30, 2019
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2018	124,910	$125	$1,634,337	39,821	$(1,730,535)	$—	$1,070,146	$974,073
Net income and other comprehensive income, net of tax expense						—	433,204	433,204
Cumulative effect of accounting change							5,724	5,724
Issuance of common stock to settle restricted stock units, net	238	—	—	70	(5,366)			(5,366)
Treasury stock purchases				5,007	(380,341)			(380,341)
Cash dividends on common stock							(62,391)	(62,391)
Stock option exercises and other	1,039	1	27,697	(40)	1,428		934	30,060
Share-based compensation			24,987					24,987
BALANCE — September 30, 2019	126,187	$126	$1,687,021	44,858	$(2,114,814)	$—	$1,447,617	$1,019,950

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$433,204	$319,161
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	70,116	65,759
Amortization of intangible assets	48,703	44,580
Amortization of debt issuance costs	3,372	3,090
Share-based compensation	24,987	23,524
Provision for bad debts	5,723	5,335
Deferred income tax provision	92	(487)
Loan forgiveness	67,306	50,695
Other	(6,291)	(334)
Changes in operating assets and liabilities:
Receivables from clients	(6,121)	(91,058)
Receivables from product sponsors, broker-dealers, and clearing organizations	(677)	(17,680)
Advisor loans	(167,391)	(92,253)
Receivables from others	(22,571)	(10,377)
Securities owned	(2,802)	(15,446)
Securities borrowed	(5,402)	6,215
Operating leases	(942)	—
Other assets	(33,222)	(18,084)
Drafts payable	(83,611)	9,414
Payables to clients	168,629	(158,093)
Payables to broker-dealers and clearing organizations	9,161	98
Accrued commission and advisory expenses payable	(3,764)	21,081
Accounts payable and accrued liabilities	32,598	19,388
Income taxes receivable/payable	(25,844)	22,061
Unearned revenue	4,479	10,324
Securities sold, but not yet purchased	37	(850)
Net cash provided by operating activities	509,769	196,063
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(104,250)	(85,198)
Acquisitions, net of cash acquired	(24,884)	—
Purchase of securities classified as held-to-maturity	(3,745)	(4,905)
Proceeds from maturity of securities classified as held-to-maturity	3,750	3,750
Net cash used in investing activities	(129,129)	(86,353)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	8,000	—
Repayments of revolving credit facility	(8,000)	—
Repayment of senior secured term loans	(11,250)	(11,250)
Payment of debt issuance costs	(4,140)	—
Tax payments related to settlement of restricted stock units	(5,365)	(4,536)
Repurchase of common stock	(380,342)	(300,091)
Dividends on common stock	(62,391)	(66,847)
Proceeds from stock option exercises and other	30,060	43,248
Principal payment of finance leases and obligations	(648)	(2,461)
Net cash used in financing activities	(434,076)	(341,937)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(53,436)	(232,227)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	1,562,119	1,625,655
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$1,508,683	$1,393,428
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$111,900	$105,057
Income taxes paid	$169,303	$89,254
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$14,669	$26,903
Lease assets obtained in exchange for operating lease liabilities	$108,539	$—

The following table provides a reconciliation of cash, cash equivalent, and restricted cash reported within the statement of financial condition that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30,
	2019	2018
Cash and cash equivalents	$929,536	$768,546
Cash segregated under federal and other regulations	526,741	566,128
Restricted cash	52,406	58,754
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,508,683	$1,393,428
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
Description of Subsidiaries
LPL Holdings, Inc. (“LPLH”), a Massachusetts holding corporation, owns 100% of the issued and outstanding common stock or other ownership interest in each of LPL Financial LLC (“LPL Financial”), AW Subsidiary, Inc., LPL Employee Services, LLC, Fortigent Holdings Company, Inc. and LPL Insurance Associates, Inc. (“LPLIA”), as well as a series captive insurance subsidiary (the “Captive Insurance Subsidiary”) that underwrites insurance for various legal and regulatory risks of the Company. LPLH is also the majority stockholder in PTC Holdings, Inc. (“PTCH”), and owns 100% of the issued and outstanding voting common stock. Each member of PTCH’s board of directors meets the direct equity ownership interest requirements that are required by the Office of the Comptroller of the Currency.
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
AW Subsidiary, Inc. is a holding company for AdvisoryWorld, which offers technology products, including proposal generation, investment analytics and portfolio modeling, to both the Company’s advisors and external clients in the wealth management industry.
LPL Employee Services, LLC is a holding company for Allen & Company of Florida, LLC (“Allen & Company”), a broker-dealer and registered investment adviser.
Fortigent Holdings Company, Inc. and its subsidiaries provide solutions and consulting services to registered investment advisors, banks, and trust companies serving high-net-worth clients.
PTCH is a holding company for The Private Trust Company, N.A. (“PTC”). PTC is chartered as a non-depository limited purpose national bank, providing a wide range of trust, investment management oversight, and custodial services for estates and families. PTC also provides Individual Retirement Account (“IRA”) custodial services for LPL Financial.
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
For the Company’s significant accounting policies affecting leases, see Note 9. Leases. A summary of other significant accounting policies are included in Note 2. Summary of Significant Accounting Policies, in the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2018. There have been no other significant changes to these accounting policies during the first nine months of 2019.
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
Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness, which are carried at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 5. Fair Value Measurements, for additional information. As of September 30, 2019, the carrying amount and fair value of the Company’s indebtedness was approximately $2,370.0 million and $2,417.1 million, respectively. As of December 31, 2018, the carrying amount and fair value was approximately $2,381.3 million and $2,271.9 million, respectively.
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2020. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes or modifies certain current disclosures, and requires additional disclosures. The changes are meant to provide more relevant information regarding valuation techniques and inputs used to arrive at measures of fair value, uncertainty in the fair value measurements, and how changes in fair value measurements impact an entity’s performance and cash flows. Certain disclosures in ASU 2018-13 will need to be applied on a retrospective basis and others on a prospective basis. Early adoption is permitted. The Company expects to adopt the provisions of this guidance on January 1, 2020. The adoption is not expected to have a material impact on the Company’s related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for costs to implement a cloud computing arrangement that is a service with the guidance on capitalizing costs for developing or obtaining internal-use software. The Company expects to apply the prospective approach upon adoption of the provisions of this guidance on January 1, 2020. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard also requires disclosures that provide additional information on recorded lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements, which provides an optional transition method that allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the provisions of this guidance, including the optional transition method, on January 1, 2019. Operating lease assets and corresponding lease liabilities were recognized on the Company’s unaudited condensed consolidated statements of financial condition. There was no material impact to its consolidated statements of income. Refer to Note 9. Leases, for additional disclosure and significant accounting policies affecting leases.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents total commission revenue disaggregated by investment product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Variable annuities	$202,131	$201,075	$586,421	$597,613
Mutual funds	148,672	155,579	438,714	470,665
Alternative investments	5,467	6,331	17,526	18,602
Fixed annuities	41,541	47,117	144,106	127,288
Equities	20,149	19,082	58,213	62,071
Fixed income	30,917	32,144	91,480	93,368
Insurance	17,004	16,155	52,085	51,993
Group annuities	8,761	9,064	26,030	27,576
Other	351	328	912	595
Total commission revenue	$474,993	$486,875	$1,415,487	$1,449,771

The Company generates two types of commission revenue: sales-based commission revenue that is recognized at the point of sale on the trade date and trailing commission revenue that is recognized over time as earned. Sales-based commission revenue varies by investment product and is based on a percentage of an investment product’s current market value at the time of purchase. Trailing commission revenue is generally based on a percentage of the current market value of clients’ investment holdings in trail-eligible assets, and is recognized over the period during which services, such as ongoing support, are performed. As trailing commission revenue is based on the market value of clients’ investment holdings, the consideration is variable and an estimate of the variable consideration is constrained due to dependence on unpredictable market impacts. The constraint is removed once the investment holdings value can be determined.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents sales-based and trailing commission revenues disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales-based
Variable annuities	$59,948	$57,491	$168,234	$168,487
Mutual funds	36,358	33,319	109,084	107,910
Alternative investments	2,009	1,822	5,976	5,457
Fixed annuities	34,309	40,040	122,516	107,709
Equities	20,149	19,082	58,213	62,071
Fixed income	24,950	25,757	73,749	74,587
Insurance	15,289	14,433	46,762	46,877
Group annuities	979	1,273	3,426	3,615
Other	351	328	912	595
Total sales-based revenue	$194,342	$193,545	$588,872	$577,308
Trailing
Variable annuities	$142,183	$143,584	$418,187	$429,126
Mutual funds	112,314	122,260	329,630	362,755
Alternative investments	3,458	4,509	11,550	13,145
Fixed annuities	7,232	7,077	21,590	19,579
Fixed income	5,967	6,387	17,731	18,781
Insurance	1,715	1,722	5,323	5,116
Group annuities	7,782	7,791	22,604	23,961
Total trailing revenue	$280,651	$293,330	$826,615	$872,463
Total commission revenue	$474,993	$486,875	$1,415,487	$1,449,771

Advisory Revenue
Advisory revenue represents fees charged to advisors’ clients’ accounts on the Company’s corporate advisory platform. The Company provides ongoing investment advice and acts as a custodian, providing brokerage and execution services on transactions, and performs administrative services for these accounts. This series of performance obligations transfers control of the services to the client over time as the services are performed. This revenue is recognized ratably over time to match the continued delivery of the performance obligations to the client over the life of the contract. The advisory revenue generated from the Company’s corporate advisory platform is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. As such, the consideration for this revenue is variable and an estimate of the variable consideration is constrained due to dependence on unpredictable market impacts on client portfolio values. The constraint is removed once the portfolio value can be determined.
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
Asset-Based Revenue
Asset-based revenue is comprised of fees from the Company’s client cash programs, which consist of fees from its money market programs and insured cash sweep vehicles, sponsorship programs, and recordkeeping.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Client Cash Revenue
Client cash revenues are generated based on advisors’ clients’ cash balances in insured sweep accounts at various banks and money market programs. The Company receives fees based on account type and invested balances for administration and recordkeeping. These fees are paid and recognized over time.
Sponsorship Programs
The Company receives fees from product sponsors, primarily mutual fund and annuity companies, for marketing support and sales force education and training efforts. Compensation for these performance obligations is generally calculated as a fixed fee, as a percentage of the average annual amount of product sponsor assets held in advisors’ clients’ accounts, as a percentage of new sales, or a combination. As the value of product sponsor assets held in advisor’s clients’ accounts is susceptible to unpredictable market changes, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The Company is the principal in these arrangements as it is responsible for and determines the level of servicing and marketing support it provides to the product sponsors.
Recordkeeping
The Company generates this revenue by providing recordkeeping, account maintenance, reporting and other related services to product sponsors. This includes revenue from omnibus processing in which the Company establishes and maintains sub-account records for its clients to reflect the purchase, exchange and redemption of mutual fund shares, and consolidates clients’ trades within a mutual fund. Omnibus processing fees are paid to the Company by the mutual fund or its affiliates and are based on the value of mutual fund assets in accounts for which the Company provides omnibus processing services and the number of accounts in which the related mutual fund positions are held. Recordkeeping revenue also includes revenues from networking recordkeeping services. Networking revenues on brokerage assets are correlated to the number of positions or value of assets that the Company administers and are paid by mutual fund and annuity product manufacturers. These recordkeeping revenues are recognized over time as the Company fulfills its performance obligations. As recordkeeping fees are susceptible to unpredictable market changes that influence market value and fund positions, these revenues include variable consideration and are constrained until the date that the fees are determinable, such as the last date of the contract period in which the market value of the respective product sponsor assets for the period is available.
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
The following table sets forth asset-based revenue at a disaggregated level (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Asset-based revenue
Client cash	$162,517	$127,174	$497,471	$352,644
Sponsorship programs	62,861	58,065	187,417	168,074
Recordkeeping	66,762	63,656	192,166	186,116
Total asset-based revenue	$292,140	$248,895	$877,054	$706,834

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
The following table sets forth transaction and fee revenue disaggregated by recognition pattern (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Transaction and Fee Revenue
Point-in-time(1)	$57,038	$57,675	$163,934	$165,768
Over time(2)	64,184	61,266	198,103	186,277
Total transaction and fee revenue	$121,222	$118,941	$362,037	352,045

_______________________________

(1)	Transaction and fee revenue recognized point-in-time includes revenue such as transaction fees, IRA termination fees, and conference service fees.

(2)	Transaction and fee revenue recognized over time includes revenue such as error and omission insurance fees, IRA custodian fees, and licensing fees.
The Company is the principal and recognizes transaction and fee revenue on a gross basis as it is primarily responsible for delivering the respective services being provided, which is demonstrated by the Company’s ability to control the fee amounts charged to customers.
Interest Income, Net of Interest Expense
The Company earns interest income from client margin accounts and cash equivalents, less interest expense on related transactions. This revenue is not generated from contracts with customers. Interest expense incurred in connection with cash equivalents and client margin balances is completely offset by revenue on related transactions; therefore, the Company considers such interest to be an operating expense. Interest expense from operations for each of the three and nine months ended September 30, 2019 and 2018 was not material.
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
Arrangement with Multiple Performance Obligations
The Company’s contracts with customers may include multiple performance obligations. Contracts with customers that include multiple performance obligations have performance obligations that follow the same revenue recognition pattern and are recorded in the same financial statement line item.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. The increase in the unearned revenue balance for the nine months ended September 30, 2019 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by $78.9 million of revenues recognized that were included in the unearned revenue balance as of December 31, 2018.
The Company receives cash revenues for advisory services not yet performed and conferences not yet held. For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes revenue as the conferences are held.
4.    Acquisitions
On August 1, 2019, the Company acquired all of the outstanding equity interests of Allen & Company. Under the transaction structure, Allen & Company advisors and staff joined as employees of the Company and Allen & Company will maintain its operations and brand. The Company paid approximately $25 million at closing and also agreed to a potential contingent payment of up to $10 million (“Contingent Payment”), payable approximately six months after the closing date based on the percentage of assets retained by Allen & Company advisors. The fair value of the Contingent Payment is included in accounts payable and accrued liabilities on the unaudited condensed consolidated statements of financial condition. See Note 5. Fair Value Measurements, for additional information.
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
There were no transfers of assets or liabilities between these fair value measurement classifications during the nine months ended September 30, 2019.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At September 30, 2019, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At September 30, 2019, the Company did not adjust prices received from the independent third-party pricing services.
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
Level 3 Recurring Fair Value Measurements
The Company determines the fair value for its contingent consideration obligations using a scenario based approach whereby the Company assesses the expected retention percentage of the acquired assets under management. The contingent payment is estimated by applying a discount rate to the expected payment to calculate the fair value as of the valuation date. The Company’s management evaluates the underlying projections and other related factors used in determining fair value each period and makes updates when there have been significant changes in management’s expectations.
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$37,645	$—	$—	$37,645
Securities owned — trading:
Money market funds	103	—	—	103
Mutual funds	12,666	—	—	12,666
Equity securities	530	—	—	530
Debt securities	—	126	—	126
U.S. treasury obligations	19,349	—	—	19,349
Total securities owned — trading	32,648	126	—	32,774
Other assets	238,939	10,749	—	249,688
Total assets at fair value	$309,232	$10,875	$—	$320,107
Liabilities
Securities sold, but not yet purchased:
Equity securities	$89	$—	$—	$89
Debt securities	—	117	—	117
Total securities sold, but not yet purchased	89	117	—	206
Accounts payable and accrued liabilities	—	—	9,031	9,031
Total liabilities at fair value	$89	$117	$9,031	$9,237

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
The amortized cost, gross unrealized gain (loss), and fair value of securities held-to-maturity were as follows (in thousands):

	September 30, 2019	December 31, 2018
Amortized cost	$13,043	$13,001
Gross unrealized gain (loss)	82	(56)
Fair value	$13,125	$12,945

At September 30, 2019, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$5,079	$7,964	$—	$13,043
U.S. government notes — at fair value	$5,086	$8,039	$—	$13,125

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

7.    Goodwill and Other Intangible Assets
A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2017	$1,427,769
Goodwill acquired	62,478
Balance at December 31, 2018	$1,490,247
Goodwill acquired	12,432
Balance at September 30, 2019	$1,502,679

The components of intangible assets were as follows at September 30, 2019 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	6.3	$651,642	$(353,142)	$298,500
Product sponsor relationships	6.4	234,086	(158,458)	75,628
Client relationships	9.0	42,234	(14,369)	27,865
Technology	9.3	15,510	(1,163)	14,347
Trade names	2.6	1,200	(890)	310
Total definite-lived intangible assets		$944,672	$(528,022)	$416,650
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$456,469
The components of intangible assets were as follows at December 31, 2018 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	7.1	$651,642	$(316,153)	$335,489
Product sponsor relationships	7.1	234,086	(149,525)	84,561
Client relationships	7.0	21,233	(12,841)	8,392
Technology	10.0	15,510	—	15,510
Trade names	3.3	1,200	(800)	400
Total definite-lived intangible assets		$923,671	$(479,319)	$444,352
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$484,171

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Total amortization of intangible assets was $16.3 million and $15.7 million for the three months ended September 30, 2019 and 2018, respectively, and $48.7 million and $44.6 million for the nine months ended September 30, 2019 and 2018, respectively. Future amortization expense is estimated as follows (in thousands):

2019 - remainder	$16,631
2020	66,139
2021	65,982
2022	65,182
2023	61,086
Thereafter	141,630
Total	$416,650

8.    Debt
The Company’s outstanding borrowings were as follows (dollars in thousands):

	September 30, 2019			December 31, 2018
Long-Term Borrowings	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Revolving Credit Facility	$—	LIBOR+125bps	—%	$—	LIBOR+125bps	—%	9/21/2022
Senior Secured Term Loan B(1)	1,470,000	LIBOR+225 bps	4.30%	1,481,250	LIBOR+225 bps	4.73%	9/21/2024
Senior Unsecured Notes(1)(2)	900,000	Fixed Rate	5.75%	900,000	Fixed Rate	5.75%	9/15/2025
Total long-term borrowings	2,370,000			2,381,250
Plus: Unamortized Premium	8,958			10,083
Less: Unamortized Debt Issuance Cost	(18,740)			(19,525)
Net Carrying Value	$2,360,218			$2,371,808
_______________________________

(1)	No leverage or interest coverage maintenance covenants.

(2)
The Senior Unsecured Notes were issued in two separate transactions: $500.0 million in original notes were issued in March 2017 at par; $400.0 million in additional notes were issued in September 2017 and priced at 103.0% of the aggregate principal amount.

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
As of September 30, 2019, the Company had $3.7 million of irrevocable letters of credit, with an applicable interest rate margin of 1.25%, which were supported by the credit facility.
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of September 30, 2019, the Company was in compliance with such covenants.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Broker-Dealer Credit Facility
On July 31, 2019, LPL Financial, the Company’s registered broker-dealer, entered into a five year, committed, unsecured revolving credit facility, that matures on July 31, 2024 and allows for a maximum borrowing of up to $300.0 million (the “LPL Financial Credit Facility”). LPL Financial incurred approximately $1.5 million in debt issuance costs. Borrowings under the LPL Financial Credit Facility bear interest at a rate per annum ranging from 112.5 to 137.5 basis points over the Federal Funds Rate or Eurodollar Rate, depending on the Parent Leverage Ratio (each as defined in the credit agreement related to the LPL Financial Credit Facility). The credit agreement to the LPL Financial Credit Facility subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants and there were no borrowings outstanding on this credit facility, as of September 30, 2019.
Bank Loans Payable
The Company maintained three uncommitted lines of credit as of September 30, 2019. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. The Company drew $2.0 million on one of the lines of credit at an interest rate of 3.55% during the three months ended September 30, 2019 and drew a total of $227.0 million at a weighted average interest rate of 3.98% on those three lines of credit during the nine months ended September 30, 2019. There were no balances outstanding at September 30, 2019 or December 31, 2018.
9.    Leases
Adoption of ASC Topic 842, Leases
On January 1, 2019, the Company adopted ASC Topic 842, Leases (“Topic 842”). Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting guidance, ASC Topic 840.
The Company previously recorded a build-to-suit related asset and liability for a lease in Fort Mill, South Carolina. The asset and liability were derecognized and reevaluated as a result of the adoption. The Fort Mill lease was determined to be a finance lease under Topic 842 and the changes in values from the derecognition and reevaluation were recorded to retained earnings under cumulative effect of accounting change in the unaudited condensed consolidated statements of stockholders’ equity.
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
Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. As most of the Company’s leases do not provide an implicit rate, the Company estimates its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. Lease expense for net present value of payments is recognized on a straight-line basis over the lease term.
Finance lease assets are included in fixed assets in the unaudited condensed consolidated statements of financial condition and at September 30, 2019 were $107.2 million.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost	$4,366	$13,219
Finance lease cost:
Amortization of right-of-use assets	$1,164	$3,493
Interest on lease liabilities	2,095	6,279
Total finance lease cost	$3,259	$9,772

Supplemental cash flow information related to leases was as follows (in thousands):

Nine Months Ended September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,270
Operating cash flows from finance leases	$6,279
Financing cash flows from finance leases	$648

Supplemental weighted average information related to leases was as follows:

September 30, 2019
Weighted-average remaining lease term (years):
Finance leases	26.7
Operating leases	9.4
Weighted-average discount rate:
Finance leases	7.80%
Operating leases	7.27%

Maturities of lease liabilities as of September 30, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2019 - remainder	$4,923	$2,018
2020	19,964	9,084
2021	20,552	9,227
2022	21,084	8,429
2023	20,706	8,576
Thereafter	114,989	242,366
Total lease payments	202,218	279,700
Less imputed interest	58,024	172,516
Total	$144,194	$107,184

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Maturities of lease liabilities as of December 31, 2018 under ASC Topic 840 were as follows (in thousands):

2019	$30,010
2020	30,731
2021	30,590
2022	31,238
2023	30,265
Thereafter	239,118
Total(1)	$391,952
_______________________________

(1)
Amounts above exclude $75.7 million related to non-lease commitments from the schedule included in Note 13. Commitments and Contingencies, in the Company’s audited consolidated financial statements and the related notes in the 2018 Annual Report on Form 10-K.

10.    Commitments and Contingencies
Service and Development Contracts
The Company is party to certain long-term contracts for systems and services that enable back office trade processing and clearing for its product and service offerings.
Guarantees
The Company occasionally enters into contracts that contingently require it to indemnify certain parties against third-party claims. The terms of these obligations vary and, because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the amount that it could be obligated to pay under such contracts.
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded commitments at September 30, 2019.
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
On May 1, 2018 the Company agreed to a settlement structure with the North American Securities Administrators Association (NASAA) related to the Company’s historical compliance with certain state “blue sky” laws, which resulted in aggregate fines of approximately $26.4 million. As part of the settlement structure, the Company engaged independent third party consultants to conduct a historical review of securities transactions and an operational review of the Company’s systems for complying with blue sky securities registration requirements. The Company also agreed to offer customers remediation in the form of reimbursement for any actual losses, plus interest. The Company believes the Captive Insurance Subsidiary has adequate loss reserves to cover the aggregate fines and the costs of remediation. As of the date of this Quarterly Report on Form 10-Q the historical review of transactions has been completed; however, the costs of potential customer remediation are still being calculated and cannot be estimated at this time. The actual costs of reimbursing customers for losses could exceed the Company’s reserves.
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
Self-Insurance
The Company has self-insurance for certain potential liabilities through the Captive Insurance Subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends, so there are particular complexities and uncertainties involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured. As of September 30, 2019, these self-insurance liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2019.
Other Commitments
As of September 30, 2019, the Company had approximately $331.8 million of client margin loans that were collateralized with securities having a fair value of approximately $464.5 million that it can repledge, loan, or sell. Of these securities, approximately $65.5 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of September 30, 2019, there were no restrictions that materially limited the Company’s ability to repledge, loan, or sell the remaining $399.0 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $4.5 million and $4.7 million pledged to the Options Clearing Corporation at September 30, 2019 and December 31, 2018, respectively, and $14.9 million pledged to the National Securities Clearing Corporation at both September 30, 2019 and December 31, 2018.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

11.    Stockholders’ Equity
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s board of directors (the “Board of Directors”) as well as certain limits under the Credit Agreement and Indenture. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2019		2018
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$21.1	$0.25	$22.6
Second quarter	$0.25	$20.8	$0.25	$22.3
Third quarter	$0.25	$20.5	$0.25	$21.9
Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the unaudited condensed consolidated statements of financial condition. As of September 30, 2019, the Company was authorized to purchase up to an additional $619.8 million of shares pursuant to share repurchase programs approved by the Board of Directors.
The Company had the following activity under its approved share repurchase programs (dollars in millions, except per share data):

	2019
	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)
First quarter	1,747,116	$71.57	$125.0
Second quarter	1,591,950	$78.54	$125.0
Third quarter	1,668,305	$78.09	$130.3
	5,007,371	$75.96	$380.3
_______________________________

(1)	Included in the total cost of shares purchased is a commission fee of $0.02 per share.
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
As of September 30, 2019, the 2010 Plan had 20,055,945 shares authorized for grant and 5,226,458 shares remaining available for future issuance.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee and officer stock options that have been granted during the nine months ended September 30, 2019:

Expected life (in years)	5.43
Expected stock price volatility	35.80%
Expected dividend yield	1.49%
Risk-free interest rate	2.47%
Fair value of options	$24.41

The following table summarizes the Company’s stock option and warrant activity as of and for the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2018	3,588,067	$35.38
Granted	422,397	$77.53
Exercised	(918,939)	$30.10
Forfeited and Expired	(87,123)	$47.22
Outstanding — September 30, 2019	3,004,402	$42.58	5.89	$118,145
Exercisable — September 30, 2019	2,167,111	$33.67	4.81	$104,510
Exercisable and expected to vest — September 30, 2019	2,935,433	$41.92	5.81	$117,359

The following table summarizes information about outstanding stock options and warrants as of September 30, 2019:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	674,097	$20.30	5.75	674,097	$20.30
$25.01 - $35.00	733,261	$31.29	2.35	733,261	$31.29
$35.01 - $45.00	476,678	$39.60	7.32	293,475	$39.68
$45.01 - $65.00	349,558	$48.74	5.03	349,558	$48.74
$65.01 - $75.00	366,440	$65.56	8.34	115,355	$65.56
$75.01 - $80.00	404,368	$77.53	9.39	1,365	$77.53
	3,004,402	$42.58	5.89	2,167,111	$33.67

The Company recognized share-based compensation related to the vesting of stock options awarded to employees and officers of $2.2 million and $2.5 million during the three months ended September 30, 2019 and 2018, respectively, and $7.4 million and $6.5 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $10.4 million, which is expected to be recognized over a weighted-average period of 1.84 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units, and performance stock units, for the nine months ended September 30, 2019:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2018	7,057	$70.26	910,720		$52.38
Granted	9,366	$81.99	287,288		$81.95
Vested	(8,127)	$71.81	(348,811)		$44.41
Forfeited	—	$—	(39,644)		$60.48
Nonvested — September 30, 2019	8,296	$81.99	809,553	(1)	$65.91
Expected to vest — September 30, 2019	8,296	$81.99	707,986		$66.96

_______________________________

(1)	Includes 50,637 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors, restricted stock units to its employees and officers, and performance stock units to its officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $4.7 million and $3.6 million of share-based compensation related to the vesting of these restricted stock awards and stock units during the three months ended September 30, 2019 and 2018, respectively, and $13.9 million and $10.6 million during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, total unrecognized compensation cost for restricted stock awards and stock units was $26.7 million, which is expected to be recognized over a weighted-average remaining period of 2.01 years.
The Company also grants restricted stock units to its advisors and to financial institutions. The Company recognized share-based compensation of $0.5 million and $1.0 million related to the vesting of these awards during the three months ended September 30, 2019 and 2018, respectively, and $2.3 million and $5.5 million during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $5.2 million, which is expected to be recognized over a weighted-average remaining period of 2.23 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$131,714	$106,865	$433,204	$319,161

Basic weighted-average number of shares outstanding	81,833	87,426	83,315	88,841
Dilutive common share equivalents	2,011	2,452	2,106	2,606
Diluted weighted-average number of shares outstanding	83,844	89,878	85,421	91,447

Basic earnings per share	$1.61	$1.22	$5.20	$3.59
Diluted earnings per share	$1.57	$1.19	$5.07	$3.49

The computation of diluted earnings per share excludes stock options, warrants, and stock units that are anti-dilutive. For the three months ended September 30, 2019 and 2018, stock options, warrants, and stock units representing common share equivalents of 422,680 shares and 439,156 shares, respectively, were anti-dilutive. For the nine months ended September 30, 2019 and 2018, stock options, warrants, and restricted stock units representing common share equivalents of 596,354 shares and 377,583 shares, respectively, were anti-dilutive.
14.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, settlement contingencies, tax credits and other permanent differences in tax deductibility of certain expenses. These items resulted in effective tax rates of 26.0% and 27.5% for the three months ended September 30, 2019 and 2018, respectively, and 24.9% and 25.8% for the nine months ended September 30, 2019 and 2018, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
15.    Related Party Transactions
The Company has related party transactions with certain beneficial owners of more than ten percent of the Company’s outstanding common stock. Additionally, through its subsidiary LPL Financial, the Company provides services and charitable contributions to the LPL Financial Foundation, an organization that provides volunteer and financial support within the Company’s local communities.
The Company recognized revenue for services provided to these related parties of $1.2 million and $1.0 million during the three months ended September 30, 2019 and 2018, respectively, and $3.0 million and $2.6 million during the nine months ended September 30, 2019 and 2018, respectively. The Company incurred expenses for the services provided by these related parties of $0.5 million and $0.6 million during the three months ended September 30, 2019 and 2018, respectively, and $1.3 million and $1.8 million during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and 2018, receivables and payables to related parties were not material.
16.    Net Capital and Regulatory Requirements
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also provide that the broker-dealer’s capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

exceed defined levels, even if such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and had net capital of $178.3 million with a minimum net capital requirement of $8.9 million as of September 30, 2019.
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to PTC’s operations.
As of September 30, 2019 and December 31, 2018, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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
18.    Subsequent Events
On October 21, 2019, the Board of Directors declared a cash dividend of $0.25 per share on the Company’s outstanding common stock to be paid on November 21, 2019 to all stockholders of record on November 7, 2019.

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
As of September 30, 2019, the fair value of our trading securities owned was $32.8 million and securities sold, but not yet purchased were immaterial. The fair value of securities included within other assets was $249.7 million as of September 30, 2019. See Note 5. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased and other assets associated with our client facilitation activities. See Note 6. Held-to-Maturity Securities, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of September 30, 2019, $1.47 billion of our outstanding debt under our Credit Agreement was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are generally subject to the same, but off-setting, interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Variable Interest Rates at September 30, 2019	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facilities		Points	Points	Points	Points
Term Loan B	$1,470,000	$1,464	$3,661	$7,322	$14,644
Revolving Credit Facility	—	—	—	—	—
Variable Rate Debt Outstanding	$1,470,000	$1,464	$3,661	$7,322	$14,644
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
As of September 30, 2019 we offered our advisors and their clients two primary cash sweep vehicles that are interest rate sensitive: our insured cash account (“ICA”) for individuals, trusts and sole proprietorships, and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts, and other organizations, and an insured deposit cash account (“DCA”) for advisory individual retirement accounts. In addition, we offered our advisors and their clients a money market program, including money market accounts and purchased money market funds. While clients earn interest for balances on deposit in ICA and DCA, we earn a fee. Our fees from ICAs are based on prevailing interest rates in the current interest rate environment. The fees that we receive from the DCA vehicle are calculated as a per account fee; such fees increase as the federal funds target rate increases, subject to a cap. The fees we receive on cash balances in our advisors’ clients’ accounts in our money market program, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the bank deposit sweep vehicles are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicles relative to other products into which clients may move cash balances.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the nine months ended September 30, 2019 and 2018. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Risk Oversight Committee of LPL Financial
The Audit Committee has mandated that the ROC oversee our risk management activities, including those of our subsidiaries. The Chief Risk Officer of LPL Financial serves as chair of the ROC, which meets four to six times per year, with ad hoc meetings as necessary. The members of the ROC include certain Managing Directors of LPL Financial, as well as other members of LPL Financial’s senior management team. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries, and that the ROC thoroughly reviews significant matters relating to risk priorities, policies, control procedures and related exceptions, certain new and complex products and business arrangements, transactions with significant risk elements, and identified emerging risks.
The Chief Risk Officer provides updates on pertinent ROC discussions to the Audit Committee on a regular basis and, if necessary or requested, to the Board.
Subcommittees of the Risk Oversight Committee
The ROC has established multiple subcommittees that cover key areas of risk. The subcommittees meet regularly and are responsible for keeping the ROC informed and escalating issues in accordance with the Company’s escalation policies. The responsibilities of such subcommittees include, for example, oversight of the approval of new and complex investment products offered to advisors’ clients; oversight of the firm’s technology; and oversight of the firm’s operational risk profile.
Internal Audit Department
As the third line of defense, the Internal Audit department provides independent and objective assurance of the effectiveness of the Company’s governance, risk management and internal controls by conducting risk assessments and audits designed to identify and cover important risk categories. Internal Audit reports directly to the Audit Committee, which provides oversight of Internal Audit’s activities and approves its annual plan. The Internal Audit department provides regular updates to the ROC and reports to the Audit Committee at least as often as quarterly.
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

Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (millions)(1)
July 1, 2019 through July 31, 2019	622,761	$84.66	622,761	$697.3
August 1, 2019 through August 31, 2019	925,747	$74.05	925,747	$628.8
September 1, 2019 through September 30, 2019	119,797	$75.14	119,797	$619.8
Total	1,668,305		1,668,305
_______________________________

(1)	See Note 11. Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of LPL Investment Holdings Inc., dated November 23, 2010. (1)
3.2	Certificate of Ownership and Merger Merging LPL Financial Holdings Inc. with and into LPL Investment Holdings Inc., dated June 14, 2012. (2)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of LPL Financial Holdings Inc., dated May 8, 2014. (3)
3.4	Fifth Amended and Restated Bylaws of LPL Financial Holdings Inc. (4)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.DEF	Inline XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________

*	Filed herewith.
(1)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010.
(2)	Incorporated by reference to the Form 8-K filed on June 19, 2012.
(3)	Incorporated by reference to the Form 8-K filed on May 9, 2014.
(4)	Incorporated by reference to the Form 8-K filed on March 12, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	October 29, 2019	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	October 29, 2019	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer