Form 10-K
period 2019-12-31
LPL Financial Holdings Inc.
filed 2020-02-21
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to

Commission file number 001-34963

LPL Financial Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3717839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4707 Executive Drive,	San Diego,	California	92121
(Address of principal executive offices)			(zip code)

(800)	877-7210
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock — $0.001 par value per share	LPLA	The Nasdaq Global Select Market

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

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

As of June 30, 2019, the aggregate market value of the voting stock held by non-affiliates of the registrant was $6.7 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

The number of shares of common stock, par value $0.001 per share, outstanding as of February 14, 2020 was 79,619,485.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K regarding the Company’s future financial and operating results, outlook, growth, plans, business strategies, liquidity and future share repurchases, including statements regarding future resolution of regulatory matters, legal proceedings and related costs, future revenue and expenses, future affiliation models and capabilities, market and macroeconomic trends, and projected savings and anticipated improvements to the Company’s operating model, services, and technologies as a result of its investments, initiatives, programs and/or acquisitions, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company’s historical performance and its plans, estimates, and expectations as of February 21, 2020. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; changes in interest rates and fees payable by banks participating in the Company’s client cash programs, including the Company’s success in negotiating agreements with current or additional counterparties; the Company’s strategy and success in managing client cash program fees; fluctuations in the levels of brokerage and advisory assets, including net new assets, and the related impact on revenue; effects of competition in the financial services industry; the success of the Company in attracting and retaining financial advisors and institutions, and their ability to market effectively financial products and services; whether retail investors served by newly-recruited advisors choose to move their respective assets to new accounts at the Company; changes in growth and profitability of the Company’s fee-based business, including the Company’s centrally managed advisory platform; the effect of current, pending, and future legislation, regulation, and regulatory actions, including disciplinary actions imposed by federal and state regulators and self-regulatory organizations, and the implementation of Regulation BI (Best Interest); the cost of settling and remediating issues related to regulatory matters or legal proceedings, including actual costs of reimbursing customers for losses in excess of our reserves; changes made to the Company’s services and pricing, including in response to competitive developments and current, pending, and future legislation, regulation, and regulatory actions, and the effect that such changes may have on the Company’s gross profit streams and costs; execution of the Company’s capital management plans, including its compliance with the terms of its credit agreement and the indentures governing its senior notes; the price, the availability of shares, and trading volumes of the Company’s common stock, which will affect the timing and size of future share repurchases by the Company; execution of the Company’s plans and its success in realizing the synergies, expense savings, service improvements or efficiencies expected to result from its investments, initiatives and programs, including its acquisitions of Allen & Company of Florida, LLC and AdvisoryWorld and its expense plans and technology initiatives; the performance of third-party service providers to which business processes are transitioned; the Company’s ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; and the other factors set forth in Part I, “Item 1A. Risk

ii

Factors.” Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this Annual Report on Form 10-K, even if its estimates change, and you should not rely on statements contained herein as representing the Company’s views as of any date subsequent to the date of this Annual Report on Form 10-K.

iii

PART I
Item 1.  Business
General Corporate Overview
We are a leader in the retail financial advice market and the nation’s largest independent broker-dealer. We serve independent financial advisors and financial institutions, providing them with the technology, research, clearing and compliance services, and practice management programs they need to create and grow their practices. We enable them to provide objective financial guidance to millions of American families seeking wealth management, retirement planning, financial planning, and asset management solutions.
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
LPL Financial Holdings Inc., which is the parent company of our collective businesses, was incorporated in Delaware in 2005. Our business subsidiaries include the following:

•	LPL Financial LLC (“LPL Financial”) is a clearing broker-dealer and an investment adviser that clears and settles customer transactions

•
Fortigent Holdings Company, Inc. and its subsidiaries (“Fortigent”) provide solutions and consulting services to registered investment advisers (“RIAs”), banks, and trust companies serving high-net-worth clients

•	LPL Insurance Associates, Inc. (“LPLIA”) operates as a brokerage general agency that offers life and disability insurance products and services

•	AdvisoryWorld provides technology products, including proposal generation, investment analytics, and portfolio modeling

•	The Private Trust Company, N.A. (“PTC”) provides trust administration, investment management oversight, and Individual Retirement Account (“IRA”) custodial services

•	LPL Employee Services, LLC is a holding company for Allen & Company of Florida, LLC (“Allen & Company”), a broker-dealer and RIA that we acquired in 2019.
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
We work alongside advisors to navigate complex market and regulatory environments and strive to empower them to create the best outcomes for investors. In addition, we make meaningful investments in technology and services to support the growth, productivity, and efficiency of advisors across a broad spectrum of business models as their practices evolve. Our advisors are a community of diverse, entrepreneurial financial services professionals. They build long-term relationships with their clients in communities across the United States by guiding them through the complexities of investment decisions, retirement solutions, financial planning, and wealth management. Our advisors support approximately 5.7 million client accounts. Our services are designed to support the evolution of our advisors’ businesses over time and to adapt as our advisors’ needs change.
We believe we offer a compelling economic value proposition to independent advisors, which is a key factor in our ability to attract and retain advisors and their practices. The independent channels pay advisors a greater share of brokerage commissions and advisory fees than the captive channels — generally 80-90% compared to

30-50%. Through our scale and operating efficiencies, we are able to offer our advisors what we believe are the highest average payout ratios among the five largest U.S. broker-dealers, ranked by number of advisors.
Furthermore, we believe that our technology and service platforms enable our advisors to operate their practices with a greater focus on serving investors at a lower cost than other independent advisors. As a result, we believe that our advisors who own practices earn more pre-tax profit than practice owners affiliated with other independent brokerage firms. Finally, as business owners, our independent financial advisors, unlike captive advisors, also have the opportunity to build equity in their own businesses.
Our approximately 16,500 advisors average approximately 20 years of industry experience, which generally allows us to focus on supporting and enhancing our advisors’ businesses without needing to provide basic training or subsidizing advisors who are new to the industry. Our flexible business platform allows our advisors to choose the most appropriate business model to support their clients, whether they conduct brokerage business, offer brokerage and fee-based services on our corporate RIA platform, or provide fee-based services through their own RIA practices.
The majority of our advisors are independent contractors who are primarily located in rural and suburban areas and, as such, are viewed as local providers of independent advice. Many of our advisors operate under their own business name, and we may assist these advisors with their own branding, marketing and promotion, and regulatory review.
Advisors licensed with LPL Financial as registered representatives and as investment advisory representatives are able to conduct both commission-based business on our brokerage platform and fee-based business on our corporate RIA platform. In order to be licensed with LPL Financial, advisors must be approved through our assessment process, which includes a review of each advisor’s education, experience, and compliance history, among other factors. Approved advisors become registered with LPL Financial and enter into a representative agreement that establishes the duties and responsibilities of each party. Pursuant to the representative agreement, each advisor makes a series of representations, including that the advisor will disclose to all clients and prospective clients that the advisor is acting as LPL Financial’s registered representative or investment advisory representative, that all orders for securities will be placed through LPL Financial, that the advisor will sell only products that LPL Financial has approved, and that the advisor will comply with LPL Financial policies and procedures as well as securities rules and regulations. These advisors also agree not to engage in any outside business activity without prior approval from us and not to act in competition with us.
LPL Financial also supports 450 independent RIA firms that conduct their business through separate entities (“Hybrid RIAs”) with approximately 5,000 advisors who conduct their advisory business through these separate entities, rather than through LPL Financial. Hybrid RIAs operate pursuant to the Investment Advisers Act of 1940, as amended (the “Advisers Act”), or their respective states’ investment advisory licensing rules. These Hybrid RIAs engage us for technology, clearing, and custody services, as well as access to our investment platforms. Advisors associated with Hybrid RIAs retain 100% of their advisory fees. In return, we charge separate fees for custody, trading, administrative, and support services. In addition, most financial advisors associated with Hybrid RIAs carry their brokerage license with LPL Financial and access our fully-integrated brokerage platform under standard terms, although some financial advisors associated with Hybrid RIAs do not carry a brokerage license with us.
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
We also provide support to over 3,000 additional financial advisors who are affiliated and licensed with insurance companies. These arrangements allow us to provide outsourced customized clearing, advisory platforms, and technology solutions that enable the financial advisors at these insurance companies to offer a breadth of services to their client base in an efficient manner.
Our Value Proposition
We are dedicated to making it easy for advisors to do what is best for their clients. Our scale and self-clearing platform enable us to provide advisors with the capabilities they need, and the service they expect, at a compelling price. We are dedicated to continuously improving the processes, systems, and resources we leverage to meet these needs.

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
Integrated Technology Solutions
We provide our technology and service to advisors through an integrated technology platform that is server-based and web-accessible. Our technology offerings are designed to permit our advisors to effectively manage all critical aspects of their businesses in an efficient manner while remaining responsive to their clients’ needs. We continue to automate time-consuming processes, such as account opening and management, document imaging, transaction execution, and account rebalancing, in an effort to improve our advisors’ efficiency and accuracy.
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
We continue to make substantial investments in our compliance function to provide our advisors with a strong framework through which to understand and operate within regulatory guidelines, as well as guidelines that we establish. Protecting the best interests of investors and our advisors is of utmost importance to us. As the financial industry and regulatory environment evolve and become more complex, we have made a long-term commitment to enhancing our risk management and compliance structure, as well as our technology-based compliance and risk management tools, in order to further enhance the overall effectiveness and scalability of our control environment.
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
Commission-Based Products
Commission-based products are those for which we and our advisors receive an upfront commission and, for certain products, a trailing commission, or a mark-up or mark-down. Our brokerage offerings include variable and fixed annuities, mutual funds, equities, alternative investments such as non-traded real estate investment trusts and business development companies, retirement and 529 education savings plans, fixed income, and insurance. We regularly review the structure and fees of our commission-based products in the context of retail investor preferences and the changing regulatory environment, as well as the competitive landscape. As of December 31, 2019, the total brokerage assets in commission-based products were $398.6 billion.
Fee-Based Advisory Platforms and Support
LPL Financial has various fee-based advisory platforms that provide centrally managed or customized solutions from which advisors can choose to meet the investment needs of their clients, including wrap-fee programs, mutual fund asset allocation programs, an advisor-enhanced digital advice program, advisory programs offered by third-party investment advisor firms, financial planning services, and retirement plan consulting services. The fee structure of our platforms enables our advisors to provide their clients with higher levels of service, while establishing a recurring revenue stream for the advisor and for us. Our fee-based platforms provide access to mutual funds, exchange-traded funds, stocks, bonds, certain option strategies, unit investment trusts, and institutional money managers and no-load multi-manager variable annuities. As of December 31, 2019, the total advisory assets under custody in these platforms, through both our corporate RIA platform and Hybrid RIAs, were $365.8 billion.
Client Cash Programs
We assist our advisors in managing their clients’ cash balances through money market programs and insured cash sweep vehicles at various banks. As of December 31, 2019, the total assets in our client cash programs, which are held within brokerage and advisory accounts, were approximately $33.7 billion.
Other Services
We provide a number of tools and services that enable advisors to maintain and grow their practices. Through our subsidiary PTC, we provide custodial services to trusts for estates and families. Under our model, an advisor may provide a trust with investment management services, while administrative services for the trust are provided by PTC. We also offer retirement solutions for commission- and fee-based services that allow advisors to provide brokerage services, consultation, and advice to retirement plan sponsors using LPL Financial. Finally, we offer proposal generation, investment analytics and portfolio modeling capabilities to both our advisors and external clients in the wealth management industry through our subsidiary AdvisoryWorld.

Our Financial Model
Our overall financial performance is a function of the following dynamics of our business:

•
Our revenues stem from diverse sources, including advisor-generated commission and advisory fees, as well as other asset-based fees from product sponsors, recordkeeping, networking services, client cash balances, and transaction and other fees for other ancillary services that we provide. Revenues are not concentrated by advisor, product, or geography. For the year ended December 31, 2019, no single relationship with our independent advisor practices, banks, credit unions, or insurance companies accounted for more than 7% of our net revenues, and no single advisor accounted for more than 2% of our net revenues.

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
Our scale enables us to benefit from the following dynamics:

•	Continual Reinvestment — We actively reinvest in our comprehensive technology platform and practice management support, which further improves the productivity of our advisors.

•	Economies of Scale — As one of the largest distributors of financial products in the United States, we have been able to obtain attractive economics from product sponsors.

•	Payout Ratios to Advisors — Among the largest U.S. broker-dealers by number of advisors, we believe that we offer the highest average payout ratios to our advisors.
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
We believe we offer a compelling value proposition to independent financial advisors and financial institutions. This value proposition is built upon the delivery of our services through our scale, independence, and integrated technology, the sum of which we believe is not replicated in the industry. As a result, we believe that we do not have any direct competitors that offer our business model at the scale at which we offer it. For example, because we do not have any proprietary manufactured financial products, we do not view firms that manufacture asset management products and other financial products as direct competitors.
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
Favorable Industry Trends
Growth in Investable Assets
From 2014 to 2018, the U.S. retail investment market averaged 7% annual growth. The chart below shows the historical growth of assets in the U.S. retail investment market (in trillions):
____________________
Source: The Cerulli Report: U.S. Advisor Metrics 2019.
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

Attracting New Assets to Our Platform
We intend to grow the assets served by our platform. Cerulli Associates, a research and consulting firm specializing in the financial services industry, estimates there are $19.9 trillion advisor-mediated assets in the United States, of which we have a 3.8% market share, and we believe we are positioned to attract assets from any channel.

Channel (dollars in billions)	Advisor-mediated Assets	% of Market
Independent Channels	$7,602	38.1%
Wirehouses	6,777	34.0%
Other Employee Channels	5,562	27.9%
Total	$19,941	100.0%
Competition
We compete with a variety of financial firms to attract and retain experienced and productive advisors. These financial firms operate in various channels and markets:

•
Within the independent broker-dealer channel, the industry is highly fragmented and comprised primarily of regional firms that rely on third-party custodians and technology providers to support their operations.

•	Wirehouses tend to consist of large nationwide firms with multiple lines of business that have a focus on the highly competitive high-net-worth investor market.

•	Competition for advisors also includes regional firms that primarily focus on specific client niches or geographic areas.

•
Independent RIA firms, which are registered with the SEC or through their respective states’ investment advisory regulator and not through a broker-dealer, may choose from a number of third-party firms to provide custodial services.

Competitors within these various channels and markets generally do not offer a complete clearing solution for advisors and are frequently supported by third-party clearing and custody-oriented firms. These clearing firms and their affiliates and other providers also offer an array of service, technology and reporting tools, while retaining a portion of the economics for the offerings utilized by their clients.
Our advisors compete for clients with financial advisors of brokerage firms, banks, insurance companies, asset management, and investment advisory firms. In addition, they also compete with a number of firms offering direct-to-investor online financial services and discount brokerage services.
Employees
As of December 31, 2019, we had 4,343 full-time employees. None of our employees are subject to collective bargaining agreements governing their employment with us. We build deep expertise by attracting talented employees from a variety of fields and developing that talent into future leaders of our business and our industry. Our continued growth is dependent, in part, on our ability to be an employer of choice and an organization that recruits and retains talented employees who best fit our culture and business needs. We offer ongoing learning opportunities and programs that empower employees to grow in their professional development and careers. We provide comprehensive compensation and benefits packages, as well as financial education tools to assist our employees as they plan for their future.
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

Broker-Dealer Regulation
LPL Financial is a broker-dealer registered with the SEC, a member of the Financial Industry Regulatory Authority (“FINRA”) and various other self-regulatory organizations, and a participant in various clearing organizations including the Depository Trust Company, the National Securities Clearing Corporation, and the Options Clearing Corporation. LPL Financial is registered as a broker-dealer in each of the 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The rules of the Municipal Securities Rulemaking Board, which are enforced by the SEC and FINRA, apply to the municipal securities activities of LPL Financial.
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
Regulators make periodic examinations and inquiries of us, and review annual, monthly, and other reports on our operations, track record, and financial condition. Regulatory actions brought against us alleging violations of applicable laws, rules and regulations could result in censures, penalties and fines, settlements, disgorgement of profits, restitution to customers, remediation, or the issuance of cease-and-desist orders. Such actions could also result in the restriction, suspension, or expulsion from the securities industry of us or our financial advisors, officers or employees. We also may incur substantial expenses, damage to our reputation, or similar adverse consequences in connection with any such actions by the SEC, FINRA, the U.S. Department of Labor (“DOL”) or state securities regulators, regardless of the outcome.
LPL Financial’s margin lending is regulated by the Federal Reserve Board’s restrictions on lending in connection with client purchases and short sales of securities, and FINRA rules also require LPL Financial to impose maintenance requirements based on the value of securities contained in margin accounts. In many cases, our margin policies are more stringent than these rules.
Significant new rules and regulations continue to arise. For example, in June 2019, the SEC adopted a new standard of conduct applicable to retail brokerage accounts (“Regulation BI”), with a compliance date of June 30, 2020. Regulation BI requires that broker-dealers act in the best interest of retail customers without placing their own financial or other interests ahead of the customer’s and imposes new obligations related to disclosure, duty of care, conflicts of interest and compliance. Certain state securities and insurance regulators have also adopted, proposed or are considering adopting similar laws and regulations. Compliance with these provisions could require us to review our product and service offerings for potential changes and would likely result in increased compliance costs. Moreover, to the extent new rules or regulations affect the operations, financial condition, liquidity, and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that new rules or regulations will have on us, the financial industry, and the economy cannot be known until such rules and regulations have been finalized and implemented.
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
Retirement Plan Services Regulation
Certain subsidiaries, including LPL Financial, PTC, and LPLIA, are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”), and to regulations promulgated under ERISA or the Code, insofar as the subsidiaries provide services with respect to plan clients, or otherwise deal with plan clients that are subject to ERISA or the Code. ERISA imposes certain duties on persons who are “fiduciaries” (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with or breaches of these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary and criminal penalties as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving “plans” (as defined in Section 4975(e)(1), which include, for example, IRAs and certain Keogh plans) and service providers, including fiduciaries (as defined in Section 4975(e)(3)), to such plans. Section 4975 imposes excise taxes for violations of these prohibitions.
The DOL is currently expected to release a new rule in 2020 that may change the definition of fiduciary under ERISA and Section 4975 of the Code, and this could result in legal, compliance, information technology, and other costs and could lead to a greater risk of client lawsuits and enforcement activity by the DOL. The effect of any future DOL regulation on our retirement plan business cannot be anticipated or planned for, but may have further impacts on our products and services, and results of operations.
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
Regulatory Capital Requirements
The SEC, FINRA, the CFTC, and the NFA have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. The net capital rule under the Exchange Act requires a broker-dealer to maintain a minimum net capital, and applies certain discounts to the value of its assets based on the liquidity of such assets. LPL Financial is also subject to the NFA’s financial requirements and is required to maintain net capital that is in excess of or equal to the greatest of the NFA’s minimum financial requirements. Under these requirements, LPL Financial is currently required to maintain minimum net capital that is in excess of or equal to the minimum net capital calculated and required pursuant to the SEC’s Net Capital Rule.
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
Anti-Money Laundering and Sanctions Compliance
The USA PATRIOT Act of 2001 (the “PATRIOT Act”), which amended the Bank Secrecy Act, contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers, futures commission merchants, and other financial services companies. Financial institutions subject to these requirements generally must have an anti-money laundering program in place, which includes monitoring for and reporting suspicious activity, implementing specialized employee training programs, designating an anti-money laundering compliance officer, and annually conducting an independent test of the effectiveness of its program. In addition, sanctions administered by the United States Office of Foreign Asset Control prohibit U.S. persons from doing business with blocked persons and entities or certain sanctioned countries. We have established policies, procedures, and systems designed to comply with these regulations but we work continuously to improve and strengthen our regulatory compliance mechanisms.
Security and Privacy
Regulatory activity in the areas of privacy and data protection continues to grow worldwide and is generally being driven by the growth of technology and related concerns about the rapid and widespread dissemination and use of information and general concerns about the security of that information. To the extent they are applicable to us, we must comply with federal and state information-related laws and regulations in the United States, including the Gramm-Leach-Bliley Act of 1999, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and Regulation S-ID, as well as the California Consumer Protection Act and further potential federal and state requirements.
Financial Information about Geographic Areas
Our revenues for the periods presented were derived from our operations in the United States.
Trademarks
Access Overlay®, BranchNet®, CLIENTWORKS®, Fortigent®, LPL®, LPL Career Match®, LPL Financial (& Design)®, Manager Access Network®, Manager Access Select®, OMP®, and SPONSORWORKS® are our registered trademarks, and ADVISORYWORLD, CLIENTWORKS CONNECTED, ALLEN & COMPANY OF FLORIDA, LLC, and THE PRIVATE TRUST COMPANY, N.A. (& Design) are among our service marks.

Item 1A.  Risk Factors
Risks Related to Our Business and Industry
We depend on our ability to attract and retain experienced and productive advisors.
We derive a large portion of our revenues from commissions and fees generated by our advisors. Our ability to attract and retain experienced and productive advisors has contributed significantly to our growth and success, and our strategic plan is premised upon continued growth in the number of our advisors and the assets they serve. If we fail to attract new advisors or to retain and motivate our current advisors, replace our advisors who retire, or assist our retiring advisors with transitioning their practices to existing advisors, or if advisor migration away from wire houses and to independent channels slows, our business may suffer.
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
Our revenues are exposed to interest rate risk primarily from changes in fees payable to us from banks participating in our client cash programs, which are generally based on prevailing interest rates. Our revenue from our client cash programs has declined in the past as a result of a low interest rate environment, and our revenue may decline in the future due to decreases in interest rates, decreases in client cash balances or mix shifts among the current or future cash sweep vehicles and money market programs that we offer. The Federal Reserve decreased the federal funds rate in 2019 and there can be no assurance that it will not continue to do so. Our revenue from our client cash programs also depends on our success in negotiating favorable terms in current and future agreements with banks and money market fund providers participating in our programs, as well as our success in offering competitive products, program fees and interest rates payable to clients. The expiration of contracts with favorable pricing terms, less favorable terms in future contracts with participants in our client cash programs or changes in the cash sweep vehicles or money market programs that we offer, could result in declines in our revenue. A sustained low interest rate environment may also have a negative impact upon our ability to negotiate contracts with new banks or renegotiate existing contracts on comparable terms with banks participating in our client cash programs. If interest rates do not rise in accordance with management and market expectations, or if balances or yields in our client cash programs decrease, future revenues from our client cash programs may be lower than expected.
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
From time to time, we have been subjected to and are currently subject to legal and regulatory proceedings arising out of our business operations, including lawsuits, arbitration claims, governmental subpoenas, and regulatory, governmental and self regulatory organization (“SRO”) inquiries, investigations, and enforcement proceedings, as well as other actions and claims. Many of our legal claims are initiated by clients of our advisors and involve the purchase or sale of investment securities, but other claims and proceedings may be, and have been, initiated by state-level and federal regulatory authorities and SROs, including the SEC, FINRA, and state securities regulators.
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
We may face liabilities for deficiencies or failures in our compliance systems and programs, as well as actual or alleged breaches of legal duties to our advisors’ clients, including in respect of issues related to the suitability of the financial products we make available in our open architecture product platform or the investment advice of our advisors based on their clients’ investment objectives (including, for example, alternative investments or exchange-traded funds) and certain fiduciary obligations for advice and recommendations made to our advisory clients.
Moreover, new and developing state and federal regulatory requirements with respect to standards of care and other obligations, as discussed under “Risks Related to Our Regulatory Environment” below, may introduce new grounds for legal claims or enforcement actions against us in the future, including, in particular with respect to our brokerage services. We may also become subject to claims, allegations and legal proceedings that we infringe or misappropriate intellectual property or other proprietary rights of others. In addition, we may be subject to legal proceedings related to employment matters, including wage and hour, discrimination or harassment claims.
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

Misconduct and errors by our employees and our advisors could be difficult for us to detect and could result in violations of law by us, regulatory sanctions, or serious reputational or financial harm. Although we have designed policies and procedures to comply with applicable laws, rules, regulations and interpretations, we cannot always prevent or detect misconduct and errors by our employees and our advisors, and the precautions we take to prevent and detect these activities may not be effective in all cases. Prevention and detection among our advisors, who are typically not our direct employees and some of whom tend to be located in small, decentralized offices, present additional challenges, particularly in the case of complex products or supervision of outside business activities. In addition, although we provide our advisors with requirements and recommendations for their office technology, we cannot fully control or monitor the extent of their implementation of our requirements and recommendations. Accordingly, we cannot assure that our advisors’ technology meets our standards, including with regard to information security and cybersecurity. We also cannot assure that misconduct or errors by our employees or advisors will not lead to a material adverse effect on our business, or that our errors and omissions insurance will be sufficient to cover such misconduct or errors.
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
LPL Financial provides clearing services and trade processing for our advisors and their clients and certain financial institutions. Broker-dealers that clear their own trades are subject to substantially more regulatory requirements than brokers that outsource these functions to third-party providers. Errors in performing clearing functions, including clerical, technological, and other errors related to the handling of funds and securities held by us on behalf of our advisors’ clients, could lead to censures, fines, or other sanctions imposed by applicable regulatory authorities as well as losses and liability in related lawsuits and proceedings brought by our advisors’ clients and others. Any unsettled securities transactions or wrongly executed transactions may expose our advisors and us to losses resulting from adverse movements in the prices of such securities.
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
We may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. These timing differences are funded either with internally generated cash flow or, if needed, with funds drawn under our revolving credit facility, the committed revolving credit facility at our broker-dealer subsidiary, LPL Financial, or uncommitted lines of credit. We may also need access to capital in connection with the growth of our business, through acquisitions or otherwise.
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
Our business, including securities and investment advisory services, is subject to extensive regulation under both federal and state laws, rules and regulations. Our broker-dealer subsidiary, LPL Financial, is:

•	registered as a broker-dealer with the SEC, each of the 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands;

•	registered as an investment adviser with the SEC;

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
Our ability to conduct business in the jurisdictions in which we currently operate depends on our compliance with the laws, rules, and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of the states and other jurisdictions in which we do business. Our ability to comply with all applicable laws, rules and regulations, and interpretations, is largely dependent on our establishment and maintenance of compliance, audit, and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit, supervisory, and risk management personnel. We cannot assure you that our systems and procedures are, or have been, effective in complying with all applicable laws, rules and regulations, and interpretations. In particular, the diversity of information security environments in which our services are offered makes it difficult to ensure a uniformly robust level of compliance. Regulators have in the past raised, and may in the future raise, concerns with respect to the quality, consistency or oversight of our compliance systems and programs, and our past or future compliance with applicable laws, rules and regulations. As of the date of this Annual Report on Form 10-K, we have a number of pending regulatory matters.
Violations of laws, rules or regulations and settlements in respect of alleged violations have in the past resulted in, and could in the future result in, legal liability, censures, penalties and fines, disgorgement of profits, restitution to customers, remediation, the issuance of cease-and-desist orders or injunctive or other equitable relief against us, which individually or in the aggregate could negatively impact our financial results or adversely affect our ability to attract or retain financial advisors and institutions. Depending on the nature of the violation, we may be required to offer restitution or remediation to customers, and the costs of doing so could exceed our loss reserves.
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
New laws, rules and regulations, or changes to the interpretation or enforcement of existing laws, rules or regulations, could also result in limitations on the lines of business we conduct or plan to conduct, modifications to our current or future business practices, compressed margins, increased capital requirements, and additional costs. For example, in June 2019, the SEC adopted new Regulation BI, which imposes an overarching standard of conduct that requires broker-dealers and their associated persons to act in the best interest of their retail customers when making securities recommendations and imposes a number of new compliance and disclosure obligations on broker-dealers. Nevada has enacted, and other state legislatures (including New Jersey, Massachusetts and Maryland) are considering, statutes that impose fiduciary standards and other obligations on broker-dealers and investment advisers operating in their states. New York recently adopted a best interest standard that became applicable to the sale of certain annuity and insurance products beginning August 1, 2019. We expect that these laws and proposals could negatively impact our results, including by increasing our expenditures related to legal, compliance, information technology, and could result in other costs, including greater risks of client lawsuits and enforcement activity by regulators. These changes may also affect the array of products and services we offer to clients and the compensation that we and our advisors receive in connection with such products and services.
It is also unclear how and whether other regulators, including FINRA, the DOL, banking regulators, and other state securities and insurance regulators may respond to, or enforce elements of, these new regulations, or develop their own similar laws and regulations. The impacts, degree and timing of the effect of these laws and future regulations on our business cannot now be anticipated or planned for, and may have further impacts on our products and services, and the results of operations. Please consult the Retirement Plan Services Regulation section within Part I, “Item 1. Business” for specific information about risks associated with DOL regulations and related exemptions and their potential impact on our operations.
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
The business activities that we may conduct are limited by various regulatory agencies. Our membership agreement with FINRA may be amended by application to include additional business activities. This application process is time-consuming and may not be successful. As a result, we may be prevented from entering new potentially profitable businesses in a timely manner, or at all. In addition, as a member of FINRA, we are subject to certain regulations regarding changes in control. FINRA Rule 1017 generally provides, among other things, that FINRA approval must be obtained in connection with any transaction resulting in a 25% or more change in our ownership that results in one person or entity directly or indirectly owning or controlling 25% or more of us. Similarly, the OCC imposes advance approval requirements for a change of control, and control is presumed to exist if a person acquires 10% or more of our common stock. These regulatory approval processes can result in delay, increased costs or impose additional transaction terms in connection with a proposed change of control, such as capital contributions to the regulated entity. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited.
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
As discussed above, we are subject to ERISA and Section 4975 of the Code, and to regulations promulgated thereunder, insofar as we provide services with respect to plan clients, or otherwise deal with plan clients that are subject to ERISA or the Code. ERISA imposes certain duties on persons who are “fiduciaries” (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with or breaches of these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary and criminal penalties as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving “plans” (as defined in Section 4975(e)(1)), which include, for example, IRAs and certain Keogh plans, and service providers, including fiduciaries (as defined in Section 4975(e)(3)) to such plans. Section 4975 also imposes excise taxes for violations of these prohibitions. Our failure to comply with ERISA and the Code could result in significant penalties against us that could have a material adverse effect on our business (or, in a worst case, severely limit the extent to which we could act as fiduciaries for or provide services to these plans).
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
Clients of our advisors have control over their assets that are served under our platforms. Poor service or performance of the financial products that we offer, the emergence of new financial products or services from others, harm to our reputation or competitive pressures on pricing of such services or products may result in the loss of accounts. In addition, we must monitor the pricing of our services and financial products in relation to competitors and periodically may need to adjust commission and fee rates, interest rates on deposits and margin loans, and other fee structures to remain competitive. Competition from other financial services firms, such as reduced or zero commissions to attract clients or trading volume, direct-to-investor online financial services, including so-called “robo” advice, or higher deposit rates to attract client cash balances, could adversely impact our business. The decrease in revenue that could result from such an event could have a material adverse effect on our business.

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
Our business relies extensively on electronic data processing, storage and communications systems. In addition to better serving our advisors and their clients, the effective use of technology increases efficiency and enables firms like ours to reduce costs and support our regulatory compliance and reporting functions. Our continued success will depend, in part, upon:

•
our ability to continue to invest significant resources on our technology systems in order to meet industry and regulatory standards, consumer preferences and the efforts of threat actors to penetrate our systems;

•	our ability successfully maintain and upgrade the capabilities of our systems;

•
our ability to address the needs of our advisors and their clients by using technology to provide products and services that satisfy their demands while ensuring the security of the data involving those products and services;

•	our ability to use technology effectively and securely to support our regulatory compliance and reporting functions;

•	our ability to comply with the changing landscape of laws and regulations that govern protection of personally identifiable information; and

•	our ability to retain skilled information technology employees.
Extraordinary trading volumes, malware, ransomware or attempts by hackers to introduce large volumes of fraudulent transactions into our systems, beyond reasonably foreseeable spikes in volumes, could cause our computer systems to operate at an unacceptably slow speed or even fail. Failure of our systems, which could result from these or other events beyond our control, or an inability or failure to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, unanticipated disruptions in our service, liability to our advisors or advisors’ clients, compliance failures, regulatory sanctions, and damage to our reputation.
Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks, including personally identifiable information of advisors and their clients, as well as our employees. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, and networks are to some degree vulnerable to unauthorized access, human error, computer viruses, denial-of-service attacks, malicious code, spam attacks, phishing, ransomware or other forms of social engineering and other events that could impact the security, reliability, confidentiality, integrity and availability of our systems. To the extent third parties, such as product sponsors, also retain similarity sensitive information about our advisors or their clients, their systems may face similar vulnerabilities. We are not able to protect against these events completely given the rapid evolution of new vulnerabilities, the complex and distributed nature of our systems, our interdependence on the systems of other companies and the increased sophistication of potential attack vectors and methods against our systems. In particular, advisors work in a wide variety of environments, and although we require minimum security by policy, we cannot ensure the consistent compliance with these policies across all of our advisors, or that our policy will be adequate to address the evolving threat environment. If one or more of these events occur, they could jeopardize our own, our advisors’ or their clients’, or counterparties’ confidential and other information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our own, our advisors’ or their clients’, our counterparties’, or third parties’ operations. As a result, we could be subject to litigation, client loss, reputational harm, regulatory sanctions, and financial losses that are either not insured or are not fully covered through any insurance we maintain. If any person, including any of our employees or advisors, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could also be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.
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
Cybersecurity requires ongoing investment and diligence against evolving threats and is subject to federal and state regulation relating to the protection of confidential information. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, to make required notifications, or to update our technologies, websites and web-based applications to comply with industry and regulatory standards, but we may not have adequate personnel, financial or other resources to fully meet these standards. We will also be required to effectively and efficiently govern, manage and ensure timely evolutions in our systems, including in their design, architecture and interconnections as well as their organizational and technical protections. New regulations may be promulgated by relevant federal and state authorities at any time and compliance with regulatory expectations may become increasingly complex as more state regulatory authorities issue or amend regulations, which sometimes conflict, governing handling of confidential information by companies within their jurisdiction. Several states, including California, Colorado, Connecticut, Michigan, Nevada, New York, South Carolina and Vermont, have promulgated cybersecurity requirements that impact our compliance obligations. Compliance with these regulations also could be costly and disruptive to our operations, and we cannot provide assurance that the impact of these regulations would not, either individually or collectively, be material to our business.
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
In the course of operations, we share sensitive corporate and personal data with vendors, third parties and other financial institutions. Although we conduct some level of due diligence before sharing data with third parties, this due diligence may not uncover administrative, technical or electronic gaps or flaws in their processes or systems. In 2018, we experienced a limited breach of information security at a vendor, which led to notification costs and potential reputational harm with regulators, current and potential advisors and advisors’ clients. We also experienced an incident at another financial institution which held advisor data in the normal course of operations. Similar incidents in the future could lead to litigation involving other financial institutions, class actions, regulatory investigations or other harm.
In light of the high volume of transactions we process, the large number of our advisors and their clients, the diversity of our advisors’ security environments and the increasing sophistication of malicious actors, a cyber-attack could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber-attack could take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable information. In some cases, the nature of the attack may be such that full and reliable information may never be available. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such an attack.
Failure to maintain technological capabilities, flaws in existing technology, difficulties in upgrading our technology platform, or the introduction of a competitive platform could have a material adverse effect on our business.
We believe that our future success will depend in part on our ability to anticipate and adapt to technological advancements required to meet the changing demands of our advisors and their clients. We depend on highly specialized and, in many cases, proprietary technology to support our business functions, including among others:

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
Maintaining competitive technology requires us to make significant capital expenditures, both in the near term and longer-term. There cannot be any assurance that we will have sufficient resources to adequately update and expand our information technology systems or capabilities, or offer our services on the personal and mobile computing devices that may be preferred by our advisors and/or their clients, nor can there be any assurance that any upgrade or expansion efforts will be sufficiently timely, successful, secure and accepted by our current and prospective advisors or their clients. The process of upgrading and expanding our systems has at times caused, and may in the future cause, us to suffer system degradations, outages and failures. If our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of advisors and could harm our reputation. A breakdown in advisors’ systems could have similar effects. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our advisors and their clients. Security, stability, and regulatory risks also exist because parts of our infrastructure and software are beyond their manufacturer’s stated end of life. We are working to mitigate such risks through additional controls and increased modernization spending, although we cannot provide assurance that our risk mitigation efforts will be effective, in whole or in part.
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
We rely on outsourced service providers to perform certain technology, processing and support functions. For example, we have an agreement with Refinitiv US LLC, under which it provides us key operational support, including data processing services for securities transactions and back office processing support (“BETAHost”). Our use of third-party service providers may decrease our ability to control operating risks and information technology systems risks.
Any significant failures by BETAHost or our other service providers could cause us to sustain serious operational disruptions and incur losses and could harm our reputation. These third-party service providers are also susceptible to operational and technology vulnerabilities, including cyber-attacks, security breaches, fraud, phishing attacks and computer virus, which could result in unauthorized access, misuse, loss or destruction of data, an interruption in service or other similar events that may impact our business.
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
At December 31, 2019, we had total indebtedness of $2.4 billion of which $1.1 billion is subject to floating interest rates. Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions. It could also require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes. In addition, our level of indebtedness may limit our flexibility in planning for changes in our business and the industry in which we operate, and limit our ability to borrow additional funds. If interest rates increase our interest expense would increase because borrowings under our senior secured credit agreement (“Credit Agreement”) are based on variable interest rates.
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
Our Credit Agreement and the indentures (as supplemented, “Indentures”) governing our senior unsecured notes (as defined further below, the “Notes”) permit us to incur additional indebtedness. Under our Credit Agreement, we have the right to request additional commitments for new term loans, new revolving credit commitments and increases to then-existing term loans and revolving credit commitments, subject to certain limitations. Although the Credit Agreement and the Indentures contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute “indebtedness” as defined in the Credit Agreement or the Indentures. To the extent new debt or other obligations are added to our currently anticipated debt levels, the substantial indebtedness risks described above would increase.
A credit rating downgrade would not impact the terms of our repayment obligations under the Credit Agreement or the Indentures. However, any such downgrade would negatively impact our ability to obtain comparable rates and terms on any future refinancing of our debt and could restrict our ability to incur additional indebtedness.
Restrictions under our Credit Agreement and the Indentures governing our Notes may prevent us from taking actions that we believe would be in the best interest of our business.
Our Credit Agreement and the Indentures contain customary restrictions on our activities, including covenants that may restrict us from:

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
These restrictions may prevent us from taking actions that we believe would be in the best interest of our business. Our ability to comply with these restrictive covenants will depend on our future performance, which may be affected by events beyond our control. If we violate any of these covenants and are unable to obtain waivers, we would be in default under our Credit Agreement or the Indentures, as applicable, and payment of the indebtedness could be accelerated. Acceleration of our indebtedness under our Credit Agreement or the Indentures may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay that indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our common stock and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.
Provisions of our Credit Agreement and the Indentures could discourage an acquisition of us by a third-party.
Certain provisions of our Credit Agreement and the Indentures could make it more difficult or more expensive for a third-party to acquire us, and any of our future debt agreements may contain similar provisions. Upon the occurrence of certain transactions constituting a change of control, all indebtedness under our Credit Agreement may be accelerated and become due and payable and noteholders will have the right to require us to repurchase the Notes at a purchase price equal to 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to but not including the purchase date. A potential acquirer may not have sufficient financial resources to purchase our outstanding indebtedness in connection with a change of control.
Risks Related to Ownership of Our Common Stock
The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our investors.
The market price of our common stock may fluctuate substantially due to the following factors (in addition to the other risk factors described in this Item 1A):

•	actual or anticipated fluctuations in our results of operations, including with regard to interest rates or revenues associated with our client cash programs or key business lines;

•	variance in our financial performance from the expectations of equity research analysts;

•	conditions and trends in the markets we serve;

•	announcements of significant new services or products by us or our competitors;

•	additions or changes to key personnel;

•	the commencement or outcome of litigation or arbitration proceedings;

•	the commencement or outcome of regulatory actions, including settlements with the SEC, FINRA, DOL or state securities regulators;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	future sale of our equity securities;

•	changes in the estimation of the future size and growth rate of our markets;

•	legislation or regulatory policies, practices or actions, including developments related to the “best interest” and “fiduciary” standards of care;

•	political developments; and

•	general economic conditions.
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
Our board of directors declared quarterly cash dividends on our outstanding common stock in 2019 and has from time to time authorized us to repurchase shares of the Company’s issued and outstanding shares of common stock. The declaration and payment of any future quarterly cash dividend or any additional repurchase authorizations will be subject to the board of directors’ continuing determination that the declaration of future dividends or repurchase of our shares are in the best interests of our stockholders and are in compliance with our Credit Agreement, the Indentures and applicable law. Such determinations will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, alternative uses of capital, the general financial condition and future prospects of our business, and general business conditions.
The future payment of dividends or repurchases of shares will also depend on our ability to generate earnings and cash flows. If we are unable to generate sufficient earnings and cash flows from our business, we may not be able to pay dividends on our common stock or repurchase additional shares. In addition, our ability to pay cash dividends on our common stock and repurchase shares is dependent on the ability of our subsidiaries to pay dividends, including compliance with limitations under our Credit Agreement and the Indentures. Our broker-dealer subsidiary is subject to requirements of the SEC, FINRA, the CFTC, and other regulators relating to liquidity, capital standards, and the use of client funds and securities, which may limit funds available for the payment of dividends to us.
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

Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Our corporate offices are located in San Diego, California where we lease approximately 420,000 square feet of office space under a lease agreement that expires on April 30, 2029; in Fort Mill, South Carolina where we lease approximately 452,000 square feet of office space under a lease agreement that expires on October 31, 2036; and in Boston, Massachusetts where we lease approximately 69,000 square feet of office space under a lease agreement that expires on June 30, 2023.
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
Item 4.  Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The following table provides certain information about each of the Company’s executive officers as of the date this Annual Report on Form 10-K has been filed with the SEC:

Name	Age	Position
Dan H. Arnold	55	President and Chief Executive Officer
Matthew J. Audette	45	Chief Financial Officer
Matthew Enyedi	46	Managing Director, National Sales
J. Andrew Kalbaugh	56	Managing Director, Divisional President, National Sales and Consulting
Sallie R. Larsen	66	Managing Director, Chief Human Capital Officer
Michelle Oroschakoff	58	Managing Director, Chief Legal Officer
Scott Seese	50	Managing Director, Chief Information Officer
Dayton Semerjian	54	Managing Director, Chief Customer Care Officer
Richard Steinmeier	46	Managing Director, Divisional President, Business Development
George B. White	51	Managing Director, Investor and Investment Solutions and Chief Investment Officer

Executive Officers
Dan H. Arnold — President and Chief Executive Officer
Mr. Arnold has served as our chief executive officer since January 2017. He has served as our president since March 2015, with responsibility for our primary client-facing functions and long-term strategy for growth. Mr. Arnold served as our chief financial officer from June 2012 to March 2015 and was responsible for formulating financial policy, leading our capital management efforts, and ensuring the effectiveness of the organization’s financial functions. Prior to 2012, he was managing director, head of strategy, with responsibility for long-term strategic planning for the firm, product and platform development, and strategic investments, including acquisitions. He has also served as divisional president of our Institution Services. Mr. Arnold joined our Company in January 2007 following our acquisition of UVEST Financial Services Group, Inc. (“UVEST”). Prior to joining us, Mr. Arnold worked at UVEST for 13 years, serving most recently as president and chief operating officer. From April 2015 to July 2018, he served on the board of directors of the Securities Industry and Financial Markets Association (“SIFMA”). Mr. Arnold earned a B.S. in electrical engineering from Auburn University and holds an M.B.A. in finance from Georgia State University.
Matthew J. Audette — Chief Financial Officer
Mr. Audette is our chief financial officer. He is responsible for the Company’s core financial functions including: financial planning and analysis, controllership, tax, internal audit, treasury, corporate development, and investor relations. Prior to joining LPL in September 2015, he served as executive vice president and chief financial officer of E*TRADE Financial Corporation (“E*Trade”) from January 2011 until June 2015. During his 16 years with E*TRADE, he led the formation of the firm’s Finance department and was a key contributor in the growth of the franchise, leading a variety of corporate transactions and capital activities. Mr. Audette began his career in the financial services practice at KPMG. Mr. Audette earned a B.S. in accounting from Virginia Polytechnic Institute and State University, popularly known as Virginia Tech.
Matthew Enyedi — Managing Director, National Sales
Mr. Enyedi has served as managing director, national sales of LPL Financial since January 2020. He oversees an integrated group of product and platform sales consultants focused on helping financial advisors and institutions navigate and grow in an increasingly complex financial services landscape. Prior to his promotion to managing director, Mr. Enyedi served as executive vice president, national sales from March 2015 to January 2020. In that role, he led the firm’s data analytics and business intelligence efforts, and oversaw a team focused on providing front‐ and middle‐office capabilities to help advisors grow their businesses and reach new segments of clients. He was also previously responsible for teams supporting LPL Financial’s RIA custody and high-net-worth solutions. Mr. Enyedi joined LPL Financial in 2003 and has also served as senior vice president, vice president, corporate strategy and assistant vice president of advisory consulting. Prior to joining the firm, he worked as a financial advisor with UBS PaineWebber. Mr. Enyedi received a B.A. in speech communication and business administration from the University of San Diego. He also holds the Certified Investment Management Analyst® designation from the Haas School of Business at the University of California, Berkeley.
J. Andrew Kalbaugh — Managing Director, Divisional President, National Sales and Consulting
Mr. Kalbaugh has served as managing director and divisional president, national sales and consulting of LPL Financial since January 2016. He is responsible for the long-term growth, satisfaction, and retention of financial advisors and institutions. In addition, he leads the strategy for national sales and consulting support teams across LPL Financial’s retirement planning services, high-net-worth and private client solutions, financial planning and insurance services. Previously, Mr. Kalbaugh served as managing director and divisional president of Institution Services and led business development and business consulting for all financial institutions from November 2011 to January 2016. Prior to being named managing director in 2011, Mr. Kalbaugh served as executive vice president, business consulting, for Independent Advisor Services, responsible for providing support to advisors and their practices. He joined the Company in July 2007 following the acquisition of Mutual Service Corporation (“MSC”) and served as chief executive officer for MSC as well as for Associated Securities Corporation. Prior to that, he held senior positions at several financial services firms. Mr. Kalbaugh earned a B.A. in business and economics from the University of Maryland.
Sallie R. Larsen — Managing Director, Chief Human Capital Officer
Ms. Larsen is managing director, chief human capital officer of LPL Financial. She is responsible for overseeing executive communication, human resources, talent development, corporate real estate, total rewards and talent acquisition, advisor and employee learning and development, and diversity and inclusion. Ms. Larsen joined us in May 2012 from the Federal Home Loan Bank/Office of Finance, where she served as the chief human resources officer from November 2009 to April 2012. In earlier roles, Ms. Larsen was a managing vice president of human resources for Capital One Financial Corporation, senior vice president of human resources for Marriott International, and vice president of human resources and communications for TRW Inc. Ms. Larsen earned a M.A. in communications from Purdue University, a B.A. in sociology from California Lutheran University, and a certificate in executive leadership coaching from Georgetown University.
Michelle Oroschakoff — Managing Director, Chief Legal Officer
Ms. Oroschakoff is managing director, chief legal officer of LPL Financial. She is responsible for company-wide legal and government relations matters, risk management processes and controls, compliance, and governance, and has a leading role in the Company’s ongoing focus on enhancing the corporate risk profile. Ms. Oroschakoff has more than 20 years of financial services industry experience deeply rooted in legal, compliance, and risk management. She joined LPL Financial as managing director, chief risk officer in September 2013 from Morgan Stanley, and was promoted to chief legal and risk officer in June 2017. She became chief legal officer in June 2018. At Morgan Stanley, she most recently served as managing director and Global Chief Risk Officer of the firm’s Global Wealth Management Group from 2011 to 2013. Previously, while with Morgan Stanley, she served as chief administrative officer from 2010 to 2011, as well as Chief Compliance Officer from 2006 to 2010. Earlier in her career, Ms. Oroschakoff spent 11 years in a variety of legal and compliance roles at Morgan Stanley, including associate general counsel and head of the firm’s San Francisco litigation department. She also served as the general counsel for a large and successful RIA firm, where she became familiar with the independent model. She also serves on the SIFMA Compliance and Legal Executive Committee. Ms. Oroschakoff earned a B.A. in English literature from the University of Oregon and a J.D., with honors, from the University of Michigan.
Scott Seese — Managing Director, Chief Information Officer
Mr. Seese is managing director, chief information officer of LPL Financial, responsible for managing all aspects of the firm’s technology and systems applications. He leads our Technology department, which is responsible for delivering technology solutions and market-leading platforms that enable positive, compelling experiences for LPL Financial advisors and employees. Prior to joining LPL Financial in 2017, Mr. Seese served as CIO of American Express’s global consumer business unit, from November 2014 to June 2016, where he was responsible for leveraging technology for revenue growth, gaining new customers and lowering costs. From August 2010 to October 2014, he served as CIO and vice president, information technology, at eBay, Inc. Prior to joining eBay, he served in a variety of senior technology roles at Bank of America and, before that, spent the first 12 years of his career at General Electric, where he helped start three different businesses. Mr. Seese earned his B.S. in electrical engineering from Ohio State University.

Dayton Semerjian — Managing Director, Chief Customer Care Officer
Mr. Semerjian has served as managing director, chief customer care officer of LPL Financial since February 2019. He is responsible for LPL Financial’s customer satisfaction and client-centric efforts and leads Service, Trading, and Operations, LPL Financial’s largest business unit. Before joining LPL Financial, Mr. Semerjian was general manager and senior vice president for Global Customer Success at CA Technologies Inc., which he joined in 2005 when the firm acquired Concord Communication Inc. At Concord, he was executive vice president of Marketing and Strategic Alliances. Mr. Semerjian also gained experience leading firms in adopting new service models that focus on improving the customer experience at scale through leadership roles at Intel Corp., Nation Street Inc. and Corente Inc., which was acquired by Oracle. Mr. Semerjian received a B.B.A. in marketing and management from the University of Massachusetts and an M.B.A. from Harvard Business School. He was also awarded an advanced certificate of executive management by the MIT Sloan School of Management.
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
George B. White — Managing Director, Investor and Investment Solutions and Chief Investment Officer
Mr. White has served as managing director, investor and investment solutions and chief investment officer of LPL Financial since January 2017. He served as managing director, research, and chief investment officer from 2009 to December 2016. Mr. White is responsible for the strategic direction and continued growth of LPL Financial’s research, marketing, products, and investment platforms. Prior to joining us in November 2007, Mr. White served as a managing director and director of research for Wachovia Securities for 10 years. Mr. White was also an investment analyst for Mercer Investment Consulting, where he provided investment advice to institutional clients. He started his financial services career on the buy side of the business as a research analyst for Thompson, Siegel, and Walmsley, a value-oriented asset manager. Mr. White received a B.B.A. from the College of William and Mary.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “LPLA.” The closing sale price as of December 31, 2019 was $92.25 per share. As of that date, there were 1,356 common stockholders of record based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own the Company’s stock because most stock is held in the name of nominees.
Performance Graph
The following graph compares the cumulative total stockholder return (rounded to the nearest whole dollar) of the Company’s common stock, the Standard & Poor’s 500 Financial Sector Index, and the Dow Jones U.S. Financial Services Index for the last five years. The graph assumes a $100 investment at the closing price on December 31, 2014 and reinvestment of the dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Company’s stock.

Dividend Policy
The payment, amount and timing of any future dividends will be subject to the discretion of our board of directors and will depend on a number of factors, including future earnings and cash flows, capital requirements, alternative uses of capital, general business conditions, our future prospects, contractual restrictions and covenants, and other factors that our board of directors may deem relevant. Our Credit Agreement and the Indentures governing the Notes contain restrictions on our activities, including paying dividends on our capital stock. For an explanation of these restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt and Related Covenants”. In addition, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval, potentially impeding our ability to receive dividends from LPL Financial.
Securities Authorized for Issuance Under Equity Compensation Plans
The table below sets forth information on compensation plans under which our equity securities are authorized for issuance as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,705,241	$43.81	5,231,656
Equity compensation plans not approved by security holders	—	—	—
Total	2,705,241	$43.81	5,231,656
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding repurchases on a monthly basis during the fourth quarter of 2019 (dollars in millions, except per share data):

Period	Total Number of Shares Purchased	Weighted-Average Price	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
October 1, 2019 through October 31, 2019	528,062	$75.77	528,062	$579.8
November 1, 2019 through November 30, 2019	461,680	$88.80	461,680	$538.8
December 1, 2019 through December 31, 2019	421,429	$92.59	421,429	$499.8
Total	1,411,171		1,411,171
____________________

(1)	See Note 15. Stockholders’ Equity, within the notes to consolidated financial statements for additional information.

Item 6.  Selected Financial Data
The following table sets forth selected historical financial information for the past five fiscal years. The selected historical financial information presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of income data for the years ended December 31, 2019, 2018, and 2017 and the consolidated statements of financial condition data as of December 31, 2019 and 2018 from our audited financial statements included in this Annual Report on Form 10-K. We have derived the consolidated statements of income data for the years ended December 31, 2016 and 2015 and consolidated statements of financial condition data as of December 31, 2017, 2016, and 2015 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2019	2018	2017	2016	2015
Consolidated statements of income data (In thousands, except per share data):
Net revenues	$5,624,856	$5,188,400	$4,281,481	$4,049,383	$4,275,054
Total expenses	$4,883,021	$4,595,763	$3,916,911	$3,751,867	$3,992,499
Income before provision for income taxes	$741,835	$592,637	$364,570	$297,516	$282,555
Provision for income taxes	$181,955	$153,178	$125,707	$105,585	$113,771
Net income	$559,880	$439,459	$238,863	$191,931	$168,784
Per share data:
Earnings per basic share	$6.78	$4.99	$2.65	$2.15	$1.77
Earnings per diluted share	$6.62	$4.85	$2.59	$2.13	$1.74
Cash dividends paid per share	$1.00	$1.00	$1.00	$1.00	$1.00

	December 31,
	2019	2018	2017	2016	2015
Consolidated statements of financial condition data (In thousands):
Cash and cash equivalents	$590,209	$511,096	$811,136	$747,709	$724,529
Total assets	$5,880,238	$5,477,468	$5,358,751	$4,834,926	$4,521,061
Total long-term borrowings, net	$2,398,818	$2,371,808	$2,385,022	$2,175,436	$2,188,240

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. Please also refer to the section under heading “Special Note Regarding Forward-Looking Statements.”
Overview
We are a leader in the retail financial advice market and the nation’s largest independent broker-dealer. We serve independent financial advisors and financial institutions, providing them with the technology, research, clearing and compliance services, and practice management programs they need to create and grow their practices. We enable them to provide objective financial guidance to millions of American families seeking wealth management, retirement planning, financial planning, and asset management solutions.
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
Executive Summary
Financial Highlights
Results for the year ended December 31, 2019 included net income of $559.9 million, or $6.62 per share, which compares to $439.5 million, or $4.85 per share, for the year ended December 31, 2018.
Asset Growth Trends
Total brokerage and advisory assets served were $764.4 billion as of December 31, 2019, up 21.7% from $628.1 billion as of December 31, 2018. Total net new assets were $26.6 billion for the year ended December 31, 2019, compared to $51.6 billion for the same period in 2018.
Net new advisory assets were $30.0 billion for the year ended December 31, 2019, compared to $27.6 billion in 2018. As of December 31, 2019, our advisory assets had grown to $365.8 billion from the prior year end balance of $282.0 billion and represented 47.8% of total advisory and brokerage assets served.
Net new brokerage assets totaled outflows of $3.4 billion for the year ended December 31, 2019, compared to inflows of $24.1 billion in 2018, driven by the onboarding of assets from our acquisition of the broker-dealer network of National Planning Holdings, Inc. (“NPH”). As of December 31, 2019, our brokerage assets had grown to $398.6 billion from the prior year end balance of $346.0 billion.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, of $2,172.2 million for the year ended December 31, 2019, increased 11.5% from $1,947.7 million for the year ended December 31, 2018. Management presents gross profit, which is calculated as net revenues less commission and advisory expenses and brokerage, clearing, and exchange fees, because we believe that measure may provide useful insight in evaluating the Company’s core operating performance before indirect costs that are general and administrative in nature. See footnote 9 to the Financial Metrics table within the “How We Evaluate Our Business” section for additional information on gross profit.
Stockholder Capital Returns
We returned $583.0 million of capital to stockholders during the year, including $82.6 million of dividends and $500.4 million of share repurchases, representing 6,418,542 shares.

Our Sources of Revenue
Our revenues are derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust, and reporting platforms. We also generate asset-based revenues through our cash sweep vehicles and money market programs and the access we provide to a variety of product providers with the following product lines:

• Alternative Investments	• Retirement Plan Products
• Annuities	• Separately Managed Accounts
• Exchange Traded Products	• Structured Products
• Insurance Based Products	• Unit Investment Trusts
• Mutual Funds

Under our self-clearing platform, we custody the majority of client assets invested in these financial products, for which we provide statements, transaction processing, and ongoing account management. In return for these services, mutual funds, insurance companies, banks, and other financial product sponsors pay us fees based on asset levels or number of accounts managed. We also earn interest from margin loans made to our advisors’ clients.
We regularly review various aspects of our operations and service offerings, including our policies, procedures, and platforms, in response to marketplace developments. We seek to continuously improve and enhance aspects of our operations and service offerings in order to position our advisors for long-term growth and to align with competitive and regulatory developments. For example, we regularly review the structure and fees of our products and services, including related disclosures, in the context of the changing regulatory environment and competitive landscape for brokerage and advisory accounts.

How We Evaluate Our Business
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	December 31,
Operating and Business Metrics (dollars in billions)	2019	2018
Advisory assets(1)(2)	$365.8	$282.0
Brokerage assets(1)(3)	398.6	346.0
Total Brokerage and Advisory Assets served(1)(4)	$764.4	$628.1

Net new advisory assets(5)	$30.0	$27.6
Net new brokerage assets(6)	(3.4)	24.1
Total Brokerage and Advisory Net New Assets(4)	$26.6	$51.6

Insured cash account balances(1)	$24.4	$24.8
Deposit cash account balances(1)	5.0	5.1
Total Insured Sweep Balances(4)	29.4	29.9
Money market account balances(1)	1.9	4.9
Purchased money market fund balances(1)	2.4	—
Total Client Cash Balances(4)	$33.7	$34.9

Advisors	16,464	16,109

	Years Ended December 31,
Financial Metrics (dollars in millions, except per share data)	2019	2018
Total net revenues	$5,624.9	$5,188.4
Recurring gross profit rate (trailing twelve months)(7)	85.9%	86.7%
Pre-tax income	$741.8	$592.6
Net income	$559.9	$439.5
Earnings per share, diluted	$6.62	$4.85

Non-GAAP Financial Measures(8)
Gross profit(9)	$2,172.2	$1,947.7
Gross profit growth from prior period(9)	11.5%	25.3%
Gross profit as a % of net revenue(9)	38.6%	37.5%
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

(3)	Brokerage assets consists of assets serviced by advisors licensed with LPL Financial.

(4)	Balances may not foot due to rounding.

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

(7)
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

(8)
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

(9)
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

	Years Ended December 31,
Gross Profit (in millions)	2019	2018
Total net revenues	$5,624.9	$5,188.4
Commission and advisory expense	3,388.2	3,177.6
Brokerage, clearing, and exchange fees	64.4	63.2
Gross profit(1)	$2,172.2	$1,947.7
____________________

(1)	Balances may not foot due to rounding.
Legal & Regulatory Matters
As a regulated entity, we are subject to regulatory oversight and inquiries related to, among other items, our compliance and supervisory systems and procedures and other controls, as well as our disclosures, supervision and reporting. We review these items in the ordinary course of business in our effort to adhere to legal and regulatory requirements applicable to our operations. Nevertheless, the environment of additional regulation, increased regulatory compliance obligations, and enhanced regulatory enforcement has resulted, and may result in the future, in additional operational and compliance costs, as well as increased costs in the form of penalties and fines, investigatory and settlement costs, customer restitution, and remediation related to regulatory matters. For additional information, see the “Risks Related to Our Regulatory Environment” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors”. In the ordinary course of business, we periodically identify or become aware of purported inadequacies, deficiencies, and other issues. It is our policy to evaluate these matters for potential securities law or regulatory violations, and other potential compliance issues. It is also our policy to self-report known violations and issues as required by applicable law and regulation. When deemed probable that matters may result in financial losses, we accrue for those losses based on an estimate of possible fines, customer restitution, and losses related to the repurchase of sold securities and other losses, as applicable. Certain regulatory and other legal claims and losses may be covered through our wholly-owned captive insurance subsidiary, which is chartered with the insurance commissioner in the state of Tennessee. For more information, see Note 2. Summary of Significant Accounting Policies - “Commitments and Contingencies,” within the notes to the consolidated financial statements.
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
Our accruals, including those established through the captive insurance subsidiary at December 31, 2019, include estimated costs for significant regulatory matters, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable. For example, on May 1, 2018, we agreed to a settlement structure with the North American Securities Administrators Association that related to our historical compliance with certain state “blue sky” laws and resulted in aggregate fines of $26.4 million, all of which were covered by our captive insurance subsidiary loss reserves. As part of the settlement structure, we engaged independent third party consultants to conduct a historical review of securities transactions and an operational review of our systems for complying with blue sky securities registration requirements, each of which has been completed. We also agreed to offer customers remediation in the form of reimbursement for any actual losses, plus interest. As of the date of this annual report, customer remediation remains in process, although the cost is not expected to be material.
The outcome of regulatory matters could result in legal liability, regulatory fines, or monetary penalties in excess of our accruals and insurance, which could have a material adverse effect on our business, results of operations, cash flows, or financial condition. For more information on management’s loss contingency policies, see Note 14. Commitments and Contingencies, within the notes to the consolidated financial statements.
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
In August 2019, we acquired all of the outstanding equity interests of Allen & Company of Florida, LLC (“Allen & Company”), a broker-dealer and registered investment adviser, for a total purchase price of $34.9 million. Allen & Company advisors and staff became employees of the Company.
In December 2018, we acquired all of the outstanding common stock of AdvisoryWorld, a technology company, for a total purchase price of $28.1 million. AdvisoryWorld provides proposal generation, investment analytics and portfolio modeling capabilities in the wealth management industry.
During 2017, LPL Financial paid $325.0 million to acquire certain assets and rights of NPH, including business relationships with financial advisors. We completed the onboarding of NPH advisors and client assets in the first quarter of 2018.
See Note 4. Acquisitions, within the notes to the consolidated financial statements for further detail.

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the U.S. financial markets. According to the most recent estimate by the Bureau of Economic Analysis, real gross domestic product (“GDP”) grew at an annualized rate of 2.1% in the third quarter of 2019, with fourth quarter data consistent with continued growth at a similar rate, numbers that are roughly in line with the expansion average of 2.3%. Growth has generally moderated over the last several quarters from growth of over 3% in mid-2018, due in part to headwinds from slower global growth, uncertainty around trade policy, and the declining impact of fiscal stimulus. Forward expectations point to modest slowing in 2020: the Federal Reserve’s (“Fed”) most recent median GDP projections, released following its December 10-11, 2019 policy meeting, put expected U.S. growth at 2% in 2020, compared to 2.2% in 2019 (including fourth quarter projections). The U.S. economy continues to be supported by strong household spending, healthy labor markets, and low interest rates. Business investment, however, has remained soft amid trade uncertainty and manufacturing has slowed. Global growth, which has weakened over the past two years, has started to stabilize, while trade tensions have deescalated following the successful completion of an initial trade agreement between the United States and China.
Equity markets posted solid gains in the fourth quarter. The S&P 500 Index returned 9.1% over the quarter, pushing its total return for the year to 31.5%. The MSCI Emerging Markets Index outpaced the S&P 500 over the fourth quarter, while the MSCI EAFE Index, a broad index of stocks in foreign developed economies, trailed the United States. Both international developed and emerging market stocks participated in a strong year overall for equities, but trailed U.S. stocks by a wide margin, posting gains of 22.7% and 18.9%, respectively. Bonds were near flat over the quarter hindered by a modest rise in yields, the benchmark 10-year Treasury yield climbing about 0.2% to just over 1.9% (bond prices rise when yields falls). The broad Bloomberg Barclays U.S. Aggregate Bond Index posted just a 0.2% gain over the fourth quarter, bringing its total return for the year to 8.7%.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. The Fed held the target range for federal funds rate steady at 1.5% - 1.75% at its December 2019 meeting after lowering the range by 0.25% at each of its previous three meetings. The policy statement released at the meeting’s conclusion characterized growth as rising at a moderate pace while removing language that appeared in the October 2019 statement that had highlighted uncertainty around the Fed’s outlook, signaling some decrease in concerns about downside risks. While signaling an intention not to reduce rates further, at his press conference following the meeting Fed Chair Jerome Powell indicated he would want to see a rise in inflation that is “significant” and “persistent” before considering a rate increase in the future. Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” for more information about the risks associated with significant interest rate changes, and the potential related effects on our profitability and financial condition.

Results of Operations
A discussion of changes in our results of operations during the year ended December 31, 2018 compared to the year ended December 31, 2017 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 26, 2019.
The following discussion presents an analysis of our results of operations for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
(Dollars in thousands)	2019	2018	Percentage Change
REVENUES
Commission	$1,892,407	$1,919,694	(1.4)%
Advisory	1,982,869	1,793,493	10.6%
Asset-based	1,165,979	972,515	19.9%
Transaction and fee	480,328	471,299	1.9%
Interest income, net of interest expense	46,508	40,210	15.7%
Other	56,765	(8,811)	744.3%
Total net revenues	5,624,856	5,188,400	8.4%
EXPENSES
Commission and advisory	3,388,186	3,177,576	6.6%
Compensation and benefits	556,128	506,650	9.8%
Promotional	205,537	208,603	(1.5)%
Depreciation and amortization	95,779	87,656	9.3%
Amortization of intangible assets	65,334	60,252	8.4%
Occupancy and equipment	136,163	115,598	17.8%
Professional services	73,887	85,651	(13.7)%
Brokerage, clearing, and exchange	64,445	63,154	2.0%
Communications and data processing	49,859	46,322	7.6%
Other	114,546	119,278	(4.0)%
Total operating expenses	4,749,864	4,470,740	6.2%
Non-operating interest expense	130,001	125,023	4.0%
Loss on extinguishment of debt	3,156	—	100.0%
INCOME BEFORE PROVISION FOR INCOME TAXES	741,835	592,637	25.2%
PROVISION FOR INCOME TAXES	181,955	153,178	18.8%
NET INCOME	$559,880	$439,459	27.4%

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
The following table sets forth our commission revenue, by sales-based and trailing commission revenue, included in our consolidated statements of income (dollars in thousands):

	Years Ended December 31,
	2019	2018	$ Change	% Change
Sales-based	$782,852	$776,776	$6,076	0.8%
Trailing	1,109,555	1,142,918	(33,363)	(2.9)%
Total commission revenue	$1,892,407	$1,919,694	$(27,287)	(1.4)%
The increase in sales-based commission revenue in 2019 compared with 2018 was driven by market volatility that led to an increase in sales of mutual funds and fixed income, partially offset by a decrease in equities.
The decrease in trailing revenues in 2019 compared with 2018 was primarily due to market volatility impacting the underlying market value of mutual funds.
The following table summarizes activity in brokerage assets for the periods presented (in billions):

	Years Ended December 31,
	2019	2018
Beginning balance at January 1	$346.0	$342.1
Net new brokerage assets	(3.4)	24.1	(1)
Market impact(2)	56.0	(20.2)
Ending balance at December 31	$398.6	$346.0
____________________

(1)	Includes assets attributable to the NPH acquisition.

(2)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, representing the implied growth or decline in asset balances due to market changes over the same period of time.

Advisory Revenues
Advisory revenues primarily represent fees charged on our corporate RIA platform provided to clients of our advisors based on the value of their advisory assets. Advisory fees are billed to clients in advance, on a quarterly basis, and are recognized as revenue ratably during the quarter. The majority of our accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. Advisory revenues collected on our corporate advisory platform are proposed by the advisor and agreed to by the client and average 1.0% of the underlying assets with a maximum of 2.5% of the underlying assets as of December 31, 2019.
We also support separate investment adviser firms (“Hybrid RIAs”), through our independent advisory platform, which allows advisors to engage us for technology, clearing, and custody services, as well as access to the capabilities of our investment platforms. The assets held under a Hybrid RIA’s investment advisory accounts custodied with LPL Financial are included in our brokerage and advisory assets, net new advisory assets, and advisory assets metrics. The advisory revenue generated by a Hybrid RIA is not included in our advisory revenues, although we charge separate fees to Hybrid RIAs for technology, clearing, administrative, oversight, and custody services. The administrative fees collected on our independent advisory platform vary and can reach a maximum of 0.2% of the underlying assets as of December 31, 2019.

The following table summarizes the composition of advisory assets for the periods presented (dollars in billions):

	December 31,
	2019	2018	$ Change	% Change
Corporate platform advisory assets	$228.3	$172.3	$56.0	32.5%
Hybrid platform advisory assets	137.5	109.7	27.8	25.3%
Total advisory assets	$365.8	$282.0	$83.8	29.7%
Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.
The following table summarizes activity in advisory assets for the periods presented (in billions):

	Years Ended December 31,
	2019	2018
Beginning balance at January 1	$282.0	$273.0
Net new advisory assets	30.0	27.6	(1)
Market impact(2)	53.8	(18.6)
Ending balance at December 31	$365.8	$282.0
____________________

(1)	Includes assets attributable to the NPH acquisition.

(2)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, representing the implied growth or decline in asset balances due to market changes over the same period of time.

Net new advisory assets in a particular quarter drive advisory revenue in future quarters, due to our advanced quarterly billings. Therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period.
The growth in advisory revenue from 2018 to 2019 was due to net new advisory assets resulting from our recruiting efforts and strong advisor productivity, as well as market gains as represented by higher levels of the S&P 500 index.
Asset-Based Revenues
Asset-based revenues are comprised of our sponsorship programs with financial product manufacturers, omnibus processing and networking services, collectively referred to as recordkeeping, and fees from our client cash programs. We receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales education and training efforts. Omnibus processing revenues are paid to us by mutual fund product sponsors and are based on the value of custodied assets in advisory accounts and the number of brokerage accounts in which the related mutual fund positions are held. Networking revenues on brokerage assets are correlated to the number of positions we administer and are paid to us by mutual fund and annuity product manufacturers. Client cash-based revenues are generated on advisors’ clients’ cash balances in insured sweep accounts and money market programs at various banks. Pursuant to contractual arrangements, we receive fees based on account type and invested balances for administration and recordkeeping.
Asset-based revenues for the year ended December 31, 2019 increased by $193.5 million compared to the same period in 2018, primarily due to increased revenues from our client cash programs, sponsorship programs and recordkeeping revenues.
Client cash revenues for the year ended December 31, 2019 increased compared to the same period in 2018 due to an increase in cash balances and the impact of a higher federal funds effective rate during the first half of 2019 offset by a decrease in the second half of 2019. For the year ended December 31, 2019, our average client cash balances increased to $31.0 billion compared to $29.4 billion for the year ended December 31, 2018. Revenues for our recordkeeping and sponsorship programs for the year ended December 31, 2019, which are largely based on the market value of the underlying assets, increased compared to the same period in 2018 due to the impact of market appreciation on the value of the underlying assets.

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
Transaction and fee revenues for the year ended December 31, 2019 increased by $9.0 million compared to the same period in 2018, primarily due to the expansion of advisor and client-based fee revenue driven by advisor growth, offset by a decrease in revenue generating trade volumes.
Interest Income, Net of Interest Expense
We earn interest income from client margin accounts and cash equivalents, net of operating expense. Period-over-period variances correspond to changes in the average balances of assets in margin accounts and cash equivalents as well as changes in interest rates.
Interest Income, net of interest expense for the year ended December 31, 2019 increased by $6.3 million compared to the same period in 2018, primarily due to the increased client cash balances and higher average interest rates in 2019.
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
Other revenues for the year ended December 31, 2019 increased by $65.6 million compared to the same period in 2018, primarily due to unrealized gains on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan, and increases in dividend income on assets held in our advisor non-qualified deferred compensation plan.
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
The following table shows the components of our payout ratio, which is a statistical or operating measure:

	Years Ended December 31,
	2019	2018	Change
Base payout rate(1)	83.05%	83.00%	5	bps
Production based bonuses	3.22%	3.04%	18	bps
Total payout ratio	86.27%	86.04%	23	bps
____________________

(1)
Our base payout rate is calculated as commission and advisory expenses less production based bonuses and mark-to-market gains or losses on the non-qualified deferred compensation plan, divided by commission and advisory revenues.

Our total payout ratio, a statistical or operating measure, increased for the year ended December 31, 2019 compared with the same period in 2018, primarily due to an increase in production based bonuses, driven by broader price reductions on our corporate advisory platform.
Compensation and Benefits Expense
Compensation and benefits expense includes salaries and wages and related benefits and taxes for our employees (including share-based compensation), as well as compensation for temporary employees and consultants.

	Years Ended December 31,
	2019	2018	% Change
Average number of employees	4,327	4,007	8.0%
Compensation and benefits for the year ended December 31, 2019 increased by $49.5 million compared to the same period in 2018, primarily due to an increase in salary and employee benefit expenses resulting from an increase in headcount.
Promotional Expense
Promotional expenses include costs related to our hosting of certain advisor conferences that serve as training, sales, and marketing events, as well as business development costs related to recruiting and retention, such as transition assistance and expenses associated with loans issued to advisors.
Promotional expense for the year ended December 31, 2019 decreased by $3.1 million compared to the same period in 2018, primarily due to higher 2018 recruiter and advisor costs related to the onboarding of advisors from NPH, offset by an increase in expense associated with advisor loans.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
Depreciation and amortization for the year ended December 31, 2019 increased by $8.1 million compared to the same period in 2018, primarily due to increases in internally developed software and computers, partially offset by decreases in building depreciation.

Amortization of Intangible Assets
Amortization of intangible assets represents the benefits received for using long-lived assets, which consist of intangible assets established through our acquisitions.
Amortization of intangible assets for the year ended December 31, 2019 increased by $5.1 million compared to the same period in 2018, primarily due to the intangible assets recorded as part of the AdvisoryWorld and Allen & Company acquisitions.
Occupancy and Equipment Expense
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expenses on computer hardware and other equipment.
Occupancy and equipment expense for the year ended December 31, 2019 increased by $20.6 million compared to the same period in 2018, primarily due to an increase in costs related to software licensing fees in support of our service and technology investments.
Professional Services
Professional services includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements.
Professional services for the year ended December 31, 2019 decreased by $11.8 million compared to the same period in 2018, primarily due to a decrease in non-capitalized costs related to our service and technology projects during the period.
Brokerage, Clearing, and Exchange Fees
Brokerage, clearing, and exchange fees include expenses originating from trading or clearing operations as well as any exchange membership fees. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.
Brokerage, clearing, and exchange fees remained relatively flat for the year ended December 31, 2019 compared to the same period in 2018.
Communications and Data Processing
Communications expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges, and markets. Data processing expense consists primarily of customer statement processing and postage costs.
Communications and data processing expense remained relatively flat for the year ended December 31, 2019 compared to the same period in 2018.
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
Other expenses for the year ended December 31, 2019 decreased by $4.7 million compared to the same period in 2018, primarily driven by lower costs associated with investigation and settlements and lower insurance costs.
Non-Operating Interest Expense and Other
Non-operating interest expense and other represents expense from our senior secured credit facilities, senior unsecured notes, finance leases and other non-operating expenses. Period over period increases correspond to higher LIBOR rates.

Loss on Extinguishment of Debt
On November 12, 2019, we closed a refinancing transaction pursuant to which we increased the borrowing capacity of our existing senior revolving credit facility, issued senior unsecured high yield notes and paid down a portion of our senior secured term loan B (“Term Loan B”). In connection with the refinancing, we accelerated the recognition of $3.2 million of unamortized debt issuance costs as a loss on extinguishment of debt.
Provision for Income Taxes
Our effective income tax rate was 24.5% and 25.8% for 2019 and 2018, respectively.
The decrease in our effective income tax rate for the year ended December 31, 2019 compared to the same period in 2018 was mainly due to a decrease in non-deductible expenses.
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
A summary of changes in cash flow data is provided as follows (in thousands):

	Years Ended December 31,
	2019	2018
Net cash flows provided by (used in):
Operating activities	$623,871	$581,580
Investing activities	(180,987)	(161,753)
Financing activities	(533,225)	(483,363)
Net decrease in cash and cash equivalents	(90,341)	(63,536)
Cash, cash equivalents and restricted cash — beginning of year	1,562,119	1,625,655
Cash, cash equivalents and restricted cash — end of year	$1,471,778	$1,562,119
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.
Net cash provided by operating activities includes net income and adjustments for non-cash expenses, changes in operating assets and liabilities, including balances related to the settlement and funding of client transactions, receivables from product sponsors, and accrued commission and advisory expenses due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and clients’ behaviors.
The increase in cash flows provided by operating activities for 2019 compared to 2018 was primarily due to increases in net income, cash provided by payables to client, receivables from clients and accounts payable and accrued liabilities, partially offset by an increase in outflows from advisor loans.
The increase in cash flows used in investing activities for 2019 compared to 2018 was primarily attributable to an increase in capital expenditures.
The increase in cash flows used in financing activities for 2019 compared to 2018 was primarily attributable to an increase in repurchases of our common stock, offset by proceeds from our revolving line of credit.
We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, which include three uncommitted lines of credit, the revolving credit facility established through our senior secured credit agreement (the “Credit Agreement”) and the committed revolving credit facility of LPL Financial, will be adequate to satisfy our working capital needs, the payment of all of our obligations, and the funding of anticipated capital expenditures for the foreseeable future. In addition, we have certain capital adequacy requirements related to our registered broker-dealer subsidiary and bank trust subsidiary and have met all such requirements and expect to continue to do so for the foreseeable future. We regularly evaluate our existing indebtedness, including refinancing thereof, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms, and general market conditions.
Share Repurchases
We engage in share repurchase programs, which are approved by our board of directors (the “Board of Directors”), pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions, including transactions with our affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion within the constraints of our Credit Agreement, the indentures governing our senior unsecured notes (the “Indentures”), and general liquidity needs. See Note 15. Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our share repurchases.
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Board of Directors as well as certain limits under our Credit Agreement and the Indentures. See Note 15. Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our dividends.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain for regulatory capital and reserves based on the requirements of our regulators and clearing organizations, which also consider client balances and trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash segregated under federal and other regulations, the committed revolving credit facility of LPL Financial and proceeds from repledging or selling client securities in margin accounts. When an advisor’s client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan, or sell securities, up to 140% of the client’s margin loan balance, that collateralize those margin accounts.
Our other working capital needs are primarily related to advisor loans and timing associated with receivables and payables, which we have satisfied in the past from internally generated cash flows.
We may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. These timing differences are funded either with internally generated cash flow or, if needed, with funds drawn on our uncommitted lines of credit at LPL Financial or under one of our revolving credit facilities.
LPL Financial is subject to the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At December 31, 2019, LPL Financial had net capital of $109.7 million with a minimum net capital requirement of $9.3 million.
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
Debt and Related Covenants
See Note 11. Debt, within the notes to the consolidated financial statements for further detail regarding the Credit Agreement and the Indentures.
The Credit Agreement and the Indentures contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

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
Our Credit Agreement and the Indentures prohibit us from paying dividends and distributions or repurchasing our capital stock except for limited purposes or in limited amounts. In addition, our revolving credit facility requires compliance with certain financial covenants as of the last day of each fiscal quarter. The financial covenants require the calculation of Credit Agreement EBITDA, defined in, and calculated by management in accordance with, the Credit Agreement as “Consolidated EBITDA,” which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense, tax expense, depreciation and amortization, and further adjusted to exclude certain non-cash charges and other adjustments (including unusual or non-recurring charges) and gains, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions.
As of December 31, 2019 we were in compliance with both of our financial covenants, a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (“Leverage Test,” as defined in the Credit Agreement) and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (“Interest Coverage,” as defined in the Credit Agreement). The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	December 31, 2019
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	5.0	2.05
Interest Coverage (Minimum)	3.0	8.89
Off-Balance Sheet Arrangements
We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include Company commitments to extend credit. For information on these arrangements, see Note 14. Commitments and Contingencies and Note 21. Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk, within the notes to consolidated financial statements.
Contractual Obligations
The following table provides information with respect to our commitments and obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Operating leases(1)	$197,304	$19,973	$41,637	$41,191	$94,503
Finance leases(2)	279,071	9,592	18,537	17,303	233,639
Purchase obligations(3)	77,282	45,272	29,874	1,634	502
Long-term borrowings(4)	2,415,000	55,700	21,400	21,400	2,316,500
Interest payments(5)	698,728	108,174	214,877	213,362	162,315
Commitment and other fees(6)	14,409	3,012	6,005	5,392	—
Total contractual cash obligations	$3,681,794	$241,723	$332,330	$300,282	$2,807,459

____________________

(1)	Represents future payments under operating leases. See Note 12. Leases within the notes to the consolidated financial statements for further detail.

(2)	Represents future payments under finance leases. See Note 12. Leases, within the notes to the consolidated financial statements for further detail.

(3)
Includes future minimum payments under service, development, and agency contracts, and other contractual obligations. See Note 14. Commitments and Contingencies, within the notes to consolidated financial statements for further detail on obligations under noncancelable service contracts.

(4)
Represents principal payments under our Credit Agreement. This also includes $45.0 million borrowings under the revolving credit facility. See Note 11. Debt, within the notes to consolidated financial statements for further detail.

(5)
Represents interest payments under our Credit Agreement, which includes a variable interest payment for our senior secured credit facilities and a fixed interest payment for senior unsecured notes. Variable interest payments assume the applicable interest rates at December 31, 2019 remain unchanged. See Note 11. Debt, within the notes to consolidated financial statements for further detail.

(6)
Represents commitment fees for unused borrowings on the revolving credit facility under our Credit Agreement and interest payments for our letters of credit. See Note 11. Debt, within the notes to consolidated financial statements for further detail.

As of December 31, 2019, we have a liability for unrecognized tax benefits of $52.1 million, which we have included in income taxes payable in the consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.
Fair Value of Financial Instruments
We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures. See Note 5. Fair Value Measurements, within the notes to the consolidated financial statements for a detailed discussion regarding our fair value measurements.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that of our critical accounting policies, the following are noteworthy because they require management to make estimates regarding matters that are uncertain and susceptible to change where such change may result in a material adverse impact on our financial position and reported financial results:

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
As of December 31, 2019, the fair value of our trading securities owned was $46.4 million. Securities sold, but not yet purchased were $0.2 million as of December 31, 2019. The fair value of securities included within other assets was $278.1 million as of December 31, 2019. See Note 5. Fair Value Measurements, within the notes to consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased and other assets associated with our client facilitation activities. See Note 6. Held-to-Maturity Securities, within the notes to consolidated financial statements for information regarding the fair value of securities held to maturity.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of December 31, 2019, $1.1 billion of our outstanding debt under our Credit Agreement was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are generally subject to the same, but off-setting interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Variable Interest Rates at December 31, 2019	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facilities		Points	Points	Points	Points
Term Loan B	$1,070,000	$1,066	$2,665	$5,330	$10,660
Revolving Credit Facility	45,000	45	113	225	450
Variable Rate Debt Outstanding(1)	$1,115,000	$1,111	$2,777	$5,555	$11,110
____________________

(1)	Balances may not foot due to rounding.
See Note 11. Debt, within the notes to consolidated financial statements for additional information.
Our interest rate for Term Loan B is locked in for one, two, three, six, or twelve months as allowed under the Credit Agreement. At the end of the selected periods the rates will be locked in at the then current rate. The effect of these interest rate locks are not included in the table above.

As of December 31, 2019, we offered our advisors and their clients two primary cash sweep vehicles that are interest rate sensitive: our insured cash account (“ICA”) for individuals, trusts and sole proprietorships, and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts, and other organizations, and an insured deposit cash account (“DCA”) for advisory individual retirement accounts. In addition, we offered our advisors and their clients a money market program, including money market accounts and purchased money market funds. While clients earn interest for balances on deposit in ICA and DCA, we earn a fee. Our fees from ICAs are based on prevailing interest rates in the current interest rate environment. The fees that we receive from the DCA vehicle are calculated as a per account fee; such fees increase as the federal funds target rate increases, subject to a cap. The fees we receive on cash balances in our advisors’ clients’ accounts in our money market program, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the bank deposit sweep vehicles are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicles relative to other products into which clients may move cash balances.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the client’s account is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the years ended December 31, 2019 and 2018. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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

Risk Oversight Committee of LPL Financial
The Audit Committee has mandated that the ROC oversee our risk management activities, including those of our subsidiaries. The Chief Compliance Officer of LPL Financial serves as chair of the ROC, which generally meets on a monthly basis with ad hoc meetings as necessary. The members of the ROC include certain Managing Directors of LPL Financial, as well as other members of LPL Financial’s senior management team who serve as ex-officio members and represent key control areas of the Company. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries, and that the ROC thoroughly reviews significant matters relating to risk priorities, policies, control procedures and related exceptions, certain new and complex products and business arrangements, transactions with significant risk elements, and identified emerging risks.
The Chief Legal Officer provides updates on pertinent ROC discussions to the Audit Committee on a regular basis and, if necessary or requested, to the Board.
Subcommittees of the Risk Oversight Committee
The ROC has established multiple subcommittees that cover key areas of risk. The subcommittees meet regularly and are responsible for keeping the ROC informed and escalating issues in accordance with the Company’s escalation policies. The responsibilities of such subcommittees include, for example, oversight of operational risk; oversight of the approval of new and complex investment products offered to advisors’ clients; oversight of the firm’s technology; and issues and trends related to advisor compliance.
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
Control Groups
The CLR department provides compliance oversight and guidance, and conducts various risk and other assessments to address regulatory and Company-specific risks and requirements. The CLR department includes the Chief Legal Officer, who reviews the results of the Company’s risk management process with the ROC, the Audit Committee, and the Board as necessary. STO and Technology each have risk management teams that identify, define, and remediate risk-related items within their respective groups. Additionally, the Internal Audit department is a control group.
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
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9B.  Other Information
On January 27, 2020, the Board declared a cash dividend of $0.25 per share on the Company’s outstanding common stock to be paid on March 31, 2020 to all stockholders of record on March 18, 2020.
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2019, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2019 was effective.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
LPL Financial Holdings Inc.
San Diego, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of LPL Financial Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 21, 2020, expressed an unqualified opinion on those financial statements.
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
February 21, 2020

PART III
Item 10.  Directors, Executive Officers, and Corporate Governance
Other than the information relating to our executive officers provided in Part I of this Annual Report on Form 10-K, the information required to be furnished pursuant to this item is incorporated by reference to the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders.
Items 11, 12, 13, and 14.
The information required by Items 11, 12, 13, and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year end to which this report relates.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a) Consolidated Financial Statements
Our consolidated financial statements appearing on pages F-1 through F-39 are incorporated herein by reference.
(b) Exhibits

Exhibit No.	Description of Exhibit
2.1
Asset Purchase Agreement, by and among National Planning Holdings, Inc., SII Investments, Inc., National Planning Corporation, IFC Holdings, Inc., Investment Centers of America, Inc., LPL Financial LLC and Brooke Holdings LLC, dated as of August 15, 2017. (1)

3.1	Amended and Restated Certificate of Incorporation of LPL Investment Holdings Inc., dated November 23, 2010. (2)
3.2	Certificate of Ownership and Merger Merging LPL Financial Holdings Inc. with and into LPL Investment Holdings Inc., dated June 14, 2012. (3)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of LPL Financial Holdings Inc., dated May 8, 2014. (4)
3.4	Fifth Amended and Restated Bylaws of LPL Financial Holdings Inc. (5)
4.1	Indenture, dated as of March 10, 2017, by and among LPL Holdings, Inc., the Guarantors listed thereto and U.S. Bank National Association, as Trustee. (6)
4.2	First Supplemental Indenture, dated as of September 21, 2017, among LPL Holdings, Inc., certain subsidiaries of the Company as Guarantors and U.S. Bank National Association, as Trustee. (7)
4.3	Indenture, dated as of November 12, 2019, among LPL Holdings, U.S. Bank National Association, as trustee, and certain subsidiaries of LPL Holdings, as guarantors. (8)
4.4	Description of Registrant’s Securities.*
10.1	Form of Indemnification Agreement. (2)
10.2	LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (2)
10.3	Form of Senior Management Stock Option Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan. (9)
10.4	Form of Employee Stock Option Award granted under the LPL Financial Holdings Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan. (10)
10.5	Form of Employee Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan. (10)
10.6	Form of Employee Performance Stock Unit Award granted under the LPL Financial Holdings Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan. (10)
10.7	Form of Employee Stock Option Award granted under the LPL Financial Holdings Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan (11)
10.8	Form of Employee Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan (11)
10.9	Form of Advisor Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. 2010 Omnibus Equity Incentive Plan. (11)
10.10	Form of Financial Institution Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. 2010 Omnibus Equity Incentive Plan. (11)
10.11	Amended and Restated LPL Financial Holdings Inc. 2010 Omnibus Equity Incentive Plan. (12)
10.12	LPL Financial LLC Executive Severance Plan, amended and restated as of February 23, 2017. (10)
10.13	LPL Financial Holdings Inc. Non-Employee Director Compensation Policy.*
10.14	LPL Financial Holdings Inc. Non-Employee Director Deferred Compensation Plan. (13)
10.15
Credit Agreement, dated as of March 29, 2012, by and among LPL Investment Holdings Inc., LPL Holdings, Inc., the several lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent Collateral Agent, Letter of Credit Issuer, and Swingline Lender. (14)

Exhibit No.	Description of Exhibit
10.16
First Amendment and Incremental Assumption Agreement, dated as of May 13, 2013, by and among LPL Financial Holdings Inc., LPL Holdings, Inc., certain subsidiaries of the Company, as Guarantors, the several lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent. (15)

10.17
Second Amendment, Extension and Incremental Assumption Agreement, dated as of October 1, 2014, by and among LPL Financial Holdings Inc., LPL Holdings, Inc., certain subsidiaries of the Company as Guarantors, the lenders and additional lenders party thereto, Bank of America, N.A. as Administrative Agent and Current Agent and JP Morgan Chase Bank, N.A., as Future Agent. (16)

10.18
Third Amendment, Extension, and Incremental Assumption Agreement, dated as of November 20, 2015 by and among LPL Financial Holdings Inc., LPL Holdings, Inc., certain subsidiaries of the Company, as Guarantors, the lenders and additional lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (13)

10.19
Fourth Amendment Agreement, dated as of March 10, 2017, among LPL Financial Holdings Inc., LPL Holdings, Inc., certain subsidiaries of the Company, as Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase bank, N.A. and Morgan Stanley Bank, N.A., as Letter of Credit Issuers and JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as Swingline Lenders. (6)

10.20	Amendment Agreement, dated June 20, 2017, among LPL Holdings, Inc., LPL Financial Holdings Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent. (17)
10.21
Second Amendment, dated as of September 21, 2017, among LPL Financial Holdings Inc., LPL Holdings Inc., certain subsidiaries of the Company, as Guarantors, the incremental lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase bank, N.A. and Morgan Stanley Bank, N.A., as Letter of Credit Issuers and JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A. and Goldman Sachs Bank USA, as Swingline Lenders. (7)

10.22
Third Amendment, dated as of April 25, 2019, among LPL Financial Holdings Inc., LPL Holdings Inc., certain subsidiaries of the Company, as Guarantors, the incremental lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as Letter of Credit Issuers and JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A. and Goldman Sachs Bank USA, as Swingline Lenders. (18)

10.23
Fourth Amendment, dated as of November 12, 2019, among LPL Financial Holdings Inc., LPL Holdings Inc., certain subsidiaries of the Company, as Guarantors, the incremental lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as Letter of Credit Issuers and JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A. and Goldman Sachs Bank USA, as Swingline Lenders. (8)

10.24	BETAHost Master Subscription Agreement dated as of January 5, 2009 between LPL Financial Corporation and Refinitiv US LLC (f/k/a Thomson Financial LLC), as amended.*†
21.1	List of Subsidiaries of LPL Financial Holdings Inc.*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________

*	Filed herewith.
†	Pursuant to 17 C.F.R. §§230.406 and 230.83, the confidential portions of this exhibit have been omitted and are marked accordingly.
(1)	Incorporated by reference to the Form 8-K filed on August 15, 2017 (File No. 001-34963).
(2)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010 (File No. 333-167325).
(3)	Incorporated by reference to the Form 8-K filed on June 19, 2012 (File No. 001-34963).
(4)	Incorporated by reference to the Form 8-K filed on May 9, 2014 (File No. 001-34963).
(5)	Incorporated by reference to the Form 8-K filed on March 12, 2014 (File No. 001-34963).
(6)	Incorporated by reference to the Form 8-K filed on March 10, 2017 (File No. 001-34963).
(7)	Incorporated by reference to the Form 8-K filed on September 21, 2017 (File No. 001-34963).
(8)	Incorporated by reference to the Form 8-K filed on November 12, 2019 (File No. 001-34963).
(9)	Incorporated by reference to the Form 10-K filed on February 26, 2013 (File No. 001-34963).
(10)	Incorporated by reference to the Form 10-K filed on February 24, 2017 (File No. 001-34963).
(11)	Incorporated by reference to the Form 10-K filed on February 26, 2014 (File No. 001-34963).
(12)	Incorporated by reference to the Form 8-K filed on May 15, 2015 (File No. 001-34963).
(13)	Incorporated by reference to the Form 10-K filed on February 25, 2016 (File No. 001-34963).
(14)	Incorporated by reference to the Form 8-K filed on April 2, 2012 (File No. 001-34963).
(15)	Incorporated by reference to the Form 8-K filed on May 13, 2013 (File No. 001-34963).
(16)	Incorporated by reference to the Form 10-Q filed on October 30, 2014 (File No. 001-34963).
(17)	Incorporated by reference to the Form 10-Q filed on August 1, 2017 (File No. 001-34963).
(18)	Incorporated by reference to the Form 10-Q filed on July 30, 2019 (File No. 001-34963).
Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LPL Financial Holdings Inc.

By:	/s/ Dan H. Arnold
Dan H. Arnold
President and Chief Executive Officer
Dated: February 21, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan H. Arnold
Dan H. Arnold	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 21, 2020

/s/ Matthew J. Audette
Matthew J. Audette	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2020

/s/ Paulett Eberhart
Paulett Eberhart	Director	February 21, 2020

/s/ William F. Glavin Jr.
William F. Glavin Jr.	Director	February 21, 2020

/s/ Allison Mnookin
Allison Mnookin	Director	February 21, 2020

/s/ Anne M. Mulcahy
Anne M. Mulcahy	Director	February 21, 2020

/s/ James S. Putnam
James S. Putnam	Director	February 21, 2020

/s/ James S. Riepe
James S. Riepe	Director	February 21, 2020

/s/ Richard P. Schifter
Richard P. Schifter	Director	February 21, 2020

/s/ Corey E. Thomas
Corey E. Thomas	Director	February 21, 2020

LPL FINANCIAL HOLDINGS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of LPL Financial Holdings Inc. are included in response to Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
LPL Financial Holdings Inc.
San Diego, California

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of LPL Financial Holdings Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenues - Trailing Commission Revenue Accrual - Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company’s trailing commission revenues are generally received in arrears and therefore estimated and accrued at year-end. The estimate is based on commission revenues received in prior periods, adjusted using change factors based on market performance and the payment frequency for each investment product type and sponsor. Because of the volume of investment product types and sponsors and variability in the corresponding payment frequencies, the Company performs manual calculations and exercises judgment in determining the revenue estimate.

We identified the Company’s trailing commission revenue accrual as a critical audit matter because of the judgments necessary for management to estimate the revenue accrual. This required an increased extent of audit effort and a high degree of auditor judgment when performing audit procedures to evaluate the inputs and judgments related to the revenue accrual and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the inputs and judgments used by management to estimate the year-end accrual for trailing commission revenues included the following, among others:

•
We tested the effectiveness of internal controls over the accrual for trailing commission revenues, including those over the inputs and judgments used by management in the calculation of the accrual and the historical lookback analysis comparing monthly accruals to subsequent cash receipts

•
We compared management’s market performance data to external sources and challenged their methodology for potential management bias by evaluating the sensitivity of changes in market factors on the accrual

•	We compared the accrual to actual trailing commission revenue received subsequent to year-end

•	We tested the historical cash receipts used to estimate the year-end accrual by comparing them to bank statements

•
We evaluated the payment frequency assumption used by management in the estimation of the accrual for a sample of investment product types and sponsors by comparing the assumption to the actual cash receipts frequency

•	We tested the mathematical accuracy of the accrual

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 21, 2020

We have served as the Company's auditor since 2001.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
REVENUES
Commission	$1,892,407	$1,919,694	$1,670,824
Advisory	1,982,869	1,793,493	1,409,247
Asset-based	1,165,979	972,515	708,333
Transaction and fee	480,328	471,299	424,667
Interest income, net of interest expense	46,508	40,210	24,473
Other	56,765	(8,811)	43,937
Total net revenues	5,624,856	5,188,400	4,281,481
EXPENSES
Commission and advisory	3,388,186	3,177,576	2,669,599
Compensation and benefits	556,128	506,650	456,918
Promotional	205,537	208,603	171,661
Depreciation and amortization	95,779	87,656	84,071
Amortization of intangible assets	65,334	60,252	38,293
Occupancy and equipment	136,163	115,598	97,332
Professional services	73,887	85,651	71,407
Brokerage, clearing, and exchange	64,445	63,154	57,047
Communications and data processing	49,859	46,322	44,941
Other	114,546	119,278	96,210
Total operating expenses	4,749,864	4,470,740	3,787,479
Non-operating interest expense and other	130,001	125,023	107,025
Loss on extinguishment of debt	3,156	—	22,407
INCOME BEFORE PROVISION FOR INCOME TAXES	741,835	592,637	364,570
PROVISION FOR INCOME TAXES	181,955	153,178	125,707
NET INCOME	$559,880	$439,459	$238,863
EARNINGS PER SHARE (Note 17)
Earnings per share, basic	$6.78	$4.99	$2.65
Earnings per share, diluted	$6.62	$4.85	$2.59
Weighted-average shares outstanding, basic	82,552	88,119	90,002
Weighted-average shares outstanding, diluted	84,624	90,619	92,115
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2019	2018	2017
NET INCOME	$559,880	$439,459	$238,863
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax expense of $0, $0, and $187 for the years ended December 31, 2019, 2018, and 2017, respectively	—	—	293
Reclassification adjustment for realized gain on cash flow hedges included in professional services in the consolidated statements of income, net of tax expense of $0, $0, and $406 for the years ended December 31, 2019, 2018, and 2017, respectively	—	—	(608)
Total other comprehensive loss, net of tax	—	—	(315)
TOTAL COMPREHENSIVE INCOME	$559,880	$439,459	$238,548

See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except par value)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$590,209	$511,096
Cash segregated under federal and other regulations	822,697	985,195
Restricted cash	58,872	65,828
Receivables from:
Clients, net	433,986	412,944
Product sponsors, broker-dealers, and clearing organizations	177,654	166,793
Advisor loans, net	441,743	298,821
Others, net	298,790	248,711
Securities owned:
Trading — at fair value	46,447	29,267
Held-to-maturity	11,806	13,001
Securities borrowed	17,684	4,829
Fixed assets, net	533,044	461,418
Operating lease assets	102,477	—
Goodwill	1,503,648	1,490,247
Intangible assets, net	439,838	484,171
Other assets	401,343	305,147
Total assets	$5,880,238	$5,477,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$218,636	$225,034
Payables to clients	1,058,873	950,946
Payables to broker-dealers and clearing organizations	92,002	76,180
Accrued commission and advisory expenses payable	174,330	164,211
Accounts payable and accrued liabilities	557,969	478,644
Income taxes payable	20,129	32,990
Unearned revenue	82,842	80,524
Securities sold, but not yet purchased — at fair value	176	169
Long-term borrowings, net	2,398,818	2,371,808
Operating lease liabilities	141,900	—
Finance lease liabilities	108,592	—
Leasehold financing and capital lease obligations	—	104,564
Deferred income taxes, net	2,098	18,325
Total liabilities	4,856,365	4,503,395
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 600,000,000 shares authorized; 126,494,028 shares and 124,909,796 shares issued at December 31, 2019 and 2018, respectively	126	125
Additional paid-in capital	1,703,973	1,634,337
Treasury stock, at cost — 46,259,989 shares and 39,820,646 shares at December 31, 2019 and 2018, respectively	(2,234,793)	(1,730,535)
Retained earnings	1,554,567	1,070,146
Total stockholders’ equity	1,023,873	974,073
Total liabilities and stockholders’ equity	$5,880,238	$5,477,468
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2016	119,918	$120	$1,445,256	30,621	$(1,194,645)	$315	$569,949	$820,995
Net income and other comprehensive loss, net of tax expense						(315)	238,863	238,548
Issuance of common stock to settle restricted stock units	366	—	—	84	(3,461)			(3,461)
Treasury stock purchases				2,620	(113,728)			(113,728)
Cash dividends on common stock							(90,273)	(90,273)
Stock option exercises and other	2,746	3	82,339	(63)	2,266		(203)	84,405
Share-based compensation	—	—	28,522					28,522
BALANCE — December 31, 2017	123,030	$123	$1,556,117	33,262	$(1,309,568)	$—	$718,336	$965,008
Net income, net of tax expense						—	439,459	439,459
Issuance of common stock to settle restricted stock units	369	—	—	75	(4,843)			(4,843)
Treasury stock purchases				6,533	(417,891)			(417,891)
Cash dividends on common stock							(88,360)	(88,360)
Stock option exercises and other	1,511	2	49,058	(49)	1,767		711	51,538
Share-based compensation	—	—	29,162					29,162
BALANCE — December 31, 2018	124,910	$125	$1,634,337	39,821	$(1,730,535)	$—	$1,070,146	$974,073
Net income, net of tax expense						—	559,880	559,880
Cumulative effect of accounting change							5,724	5,724
Issuance of common stock to settle restricted stock units	366	—	—	75	(5,863)			(5,863)
Treasury stock purchases				6,419	(500,370)			(500,370)
Cash dividends on common stock							(82,597)	(82,597)
Stock option exercises and other	1,218	1	36,772	(55)	1,975		1,414	40,162
Share-based compensation	—	—	32,864					32,864
BALANCE — December 31, 2019	126,494	$126	$1,703,973	46,260	$(2,234,793)	$—	$1,554,567	$1,023,873
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$559,880	$439,459	$238,863
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	95,779	87,656	84,071
Amortization of intangible assets	65,334	60,252	38,293
Amortization of debt issuance costs	4,672	4,118	4,304
Share-based compensation	32,864	29,162	28,522
Provision for bad debts	6,698	6,113	2,789
Deferred income taxes	(18,615)	(1,754)	(9,391)
Loss on extinguishment of debt	3,156	—	22,407
Loan forgiveness	92,502	71,520	53,660
Other	(11,421)	5,447	(8,295)
Changes in operating assets and liabilities:
Receivables from clients	(20,602)	(68,888)	(1,916)
Receivables from product sponsors, broker-dealers, and clearing organizations	(7,180)	29,414	(21,085)
Advisor loans	(235,499)	(152,227)	(79,703)
Receivables from others	(52,365)	(20,894)	(32,618)
Securities owned	(16,848)	(13,741)	(5,276)
Securities borrowed	(12,855)	7,660	(6,930)
Operating leases	(1,446)	—	—
Other assets	(62,670)	(51,708)	(23,156)
Drafts payable	(6,398)	39,105	(12,910)
Payables to clients	107,927	(11,945)	99,126
Payables to broker-dealers and clearing organizations	15,822	21,918	(8,770)
Accrued commission and advisory expenses payable	8,462	17,116	18,619
Accounts payable and accrued liabilities	87,210	43,987	66,404
Income taxes receivable/payable	(12,861)	32,521	(4,138)
Unearned revenue	2,318	8,302	9,437
Securities sold, but not yet purchased	7	(1,013)	999
Net cash provided by operating activities	623,871	581,580	453,306

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(156,389)	(132,688)	(111,910)
Acquisitions, net of cash acquired	(25,853)	(27,928)	(160,321)
Proceeds from disposal of fixed assets	—	—	12
Purchase of securities classified as held-to-maturity	(3,745)	(6,137)	(5,969)
Proceeds from maturity of securities classified as held-to-maturity	5,000	5,000	3,000
National Planning Holdings acquisition	—	—	(162,500)
Net cash used in investing activities	(180,987)	(161,753)	(437,688)
Continued on following page
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	523,000	—	—
Repayments of revolving credit facility	(478,000)	—	—
Repayment of senior secured term loans	(411,250)	(15,000)	(2,405,360)
Proceeds from senior secured term loans and senior notes	400,000	—	2,611,593
Payment of debt issuance costs	(17,615)	—	(23,798)
Tax payments related to settlement of restricted stock units	(5,863)	(4,843)	(3,461)
Repurchase of common stock	(500,370)	(417,891)	(113,728)
Dividends on common stock	(82,597)	(88,360)	(90,273)
Proceeds from stock option exercises and other	40,162	51,538	84,405
Principal payment of finance leases and obligations	(692)	(8,807)	(7,949)
Net cash (used in) provided by financing activities	(533,225)	(483,363)	51,429
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(90,341)	(63,536)	67,047
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of year	1,562,119	1,625,655	1,558,608
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of year	$1,471,778	$1,562,119	$1,625,655
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$126,949	$123,623	$92,650
Income taxes paid	$213,339	$122,215	$139,200
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$13,736	$20,634	$16,096
Finance and capital lease obligations	$—	$—	$3,906
Lease assets obtained in exchange for operating lease liabilities	$108,879	$—	$—
Fixed assets obtained in exchange for finance lease liabilities	$1,453	$—	$—
Discount on proceeds from senior secured credit facilities recorded as debt issuance costs	$—	$—	$5,040

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

The following table provides a reconciliation of cash, cash equivalent, and restricted cash reported within the consolidated statements of financial condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
	2019	2018	2017
Cash and cash equivalents	$590,209	$511,096	$811,136
Cash segregated under federal and other regulations	822,697	985,195	763,831
Restricted cash	58,872	65,828	50,688
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$1,471,778	$1,562,119	$1,625,655

See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.    Organization and Description of the Company
LPL Financial Holdings Inc. (“LPLFH”), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the “Company”), provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at financial institutions (collectively, “advisors”) in the United States. Through its custody and clearing platform, using both proprietary and third-party technology, the Company provides access to diversified financial products and services, enabling its advisors to offer independent financial advice and brokerage services to retail investors (their “clients”).
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
Fortigent Holdings Company, Inc. and its subsidiaries provide solutions and consulting services to registered investment advisers, banks, and trust companies serving high-net-worth clients.
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
Revenue Recognition
Revenues are recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. For additional information, see Note 3. Revenues.
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
Share-Based Compensation
Certain employees, officers, directors, advisors, and financial institutions of the Company participate in various long-term incentive plans that provide for granting stock options, warrants, restricted stock awards, restricted stock units, deferred stock units and performance stock units. Stock options, warrants and restricted stock units generally vest in equal increments over a three-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards and deferred stock units generally vest over a one-year period, and performance stock units generally vest in full at the end of a three-year performance period.
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
The Company also makes assumptions regarding the number of stock options, warrants, restricted stock awards, restricted stock units, deferred stock units and performance stock units that will be forfeited. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Rather, different forfeiture assumptions would only impact the timing of expense recognition over the vesting period. See Note 16. Share-Based Compensation, for additional information regarding share-based compensation for equity awards granted.
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
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with an original maturity of 90 days or less that are not required to be segregated under federal or other regulations. The Company’s cash and cash equivalents are composed of interest and noninterest-bearing deposits, money market funds, and U.S. government obligations.
Cash Segregated Under Federal and Other Regulations
The Company’s subsidiary, LPL Financial, is required to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its customers in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other regulations. Held within this account is approximately $100,000 for the proprietary accounts of broker-dealers.
Restricted Cash
Restricted cash primarily represents cash held by and for use by the Captive Insurance Subsidiary.
Receivables from and Payables to Clients
Receivables from clients include amounts due on cash and margin transactions. The Company extends credit to clients of its advisors to finance their purchases of securities on margin and receives income from interest charged on such extensions of credit. Payables to clients represent credit balances in client accounts arising from deposits of funds, proceeds from sales of securities, and dividend and interest payments received on securities held in client accounts at LPL Financial. The Company pays interest on certain client payable balances. At December 31, 2019 and 2018, $1,014.7 million and $935.5 million, respectively, of the balance represent free credit balances that are held pending re-investment by the clients.
Receivables from clients are generally fully secured by securities held in the clients’ account. To the extent that margin loans and other receivables from clients are not fully collateralized by client securities, management establishes an allowance that it believes is sufficient to cover any probable losses. When establishing this allowance, management considers a number of factors, including its ability to collect from the client or the client’s advisor and the Company’s historical experience in collecting on such transactions.
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from clients (in thousands):

	December 31,
	2019	2018	2017
Beginning balance — January 1	$640	$466	$1,580
Provision for bad debts, net of recoveries	130	174	(15)
Charge-offs	(655)	—	(1,099)
Ending balance — December 31	$115	$640	$466

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Advisor Loans
The Company periodically extends credit to its advisors in the form of recruiting loans, commission advances, and other loans. The decisions to extend credit to advisors are generally based on the advisors’ credit history and their ability to generate future commissions. Certain loans made in connection with recruiting are forgivable over terms of up to ten years provided that the advisor remains licensed through LPL Financial. At December 31, 2019, $338.0 million of the advisor loan balance was forgivable. If an advisor terminates their arrangement with the Company prior to the forgivable loan term date, the remaining balance becomes due immediately. An allowance for uncollectible amounts is recorded using an analysis that takes into account the advisors’ registration status and the specific type of receivable. The aging thresholds and specific percentages used represent management’s best estimates of probable losses. Management monitors the adequacy of these estimates through periodic evaluations against actual trends experienced.
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts for advisor loans (in thousands):

	December 31,
	2019	2018	2017
Beginning balance — January 1	$5,080	$3,264	$1,852
Provision for bad debts, net of recoveries	1,500	2,206	951
Charge-offs	(2,606)	(390)	(2,914)
Reclassification from receivables from others	—	—	3,375
Ending balance — December 31	$3,974	$5,080	$3,264

For the year ended December 31, 2017, the Company reclassified the provision for bad debt for advisor loans out of the provision for bad debt for receivables from others.
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
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from others (in thousands):

	December 31,
	2019	2018	2017
Beginning balance — January 1	$8,099	$6,115	$12,851
Provision for bad debts, net of recoveries	3,671	3,733	1,853
Charge-offs	(1,478)	(1,749)	(5,214)
Reclassification to advisor loans	—	—	(3,375)
Ending balance — December 31	$10,292	$8,099	$6,115

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
Securities classified as trading are carried at fair value, while securities classified as held-to-maturity are carried at amortized cost. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At December 31, 2019, the Company did not adjust prices received from the independent third-party pricing services.
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
As of December 31, 2019, the contract and collateral market values of borrowed securities were $17.7 million and $17.2 million, respectively. As of December 31, 2018, the contract and collateral market values of borrowed securities were $4.8 million and $5.0 million, respectively.
Fixed Assets
Internally developed software, leasehold improvements, computers and software, and furniture and equipment are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. The Company charges software development costs to operations as incurred during the preliminary project stage, while capitalizing costs at the point at which the conceptual formulation, design, and testing of possible software project alternatives are complete and management authorizes and commits to funding the project. The costs of internally developed software that qualify for capitalization are capitalized as fixed assets and subsequently amortized over the estimated useful life of the software, which is generally three years. The Company does not capitalize pilot projects or projects for which it believes that the future economic benefits are less than probable. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying leases. Computers and software, as well as furniture and equipment, are depreciated over a period of three to seven years. Land is not depreciated.
Management reviews fixed assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. No impairment occurred for the years ended December 31, 2019, 2018, and 2017.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Accounting for business combinations requires the Company’s management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, liabilities assumed, and pre-acquisition contingencies. These assumptions are based in part on historical experience, market data, and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets the Company has acquired include, but are not limited to: (i) future expected cash flows from assets and advisor relationships; and (ii) discount rates.
Goodwill and Other Intangible Assets
Goodwill and other indefinite-lived intangible assets are tested annually for impairment in the fourth fiscal quarter and between annual tests if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit or indefinite-lived intangible asset is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If goodwill or other indefinite-lived intangible assets are quantitatively assessed for impairment, a two-step approach is applied. The Company first compares the estimated fair value of the reporting unit or indefinite-lived intangible asset to its carrying value. The second step, if necessary, measures the amount of such impairment by comparing the implied fair value of the asset to its carrying value. No impairment of goodwill or other indefinite-lived intangible assets was recognized for the years ended December 31, 2019, 2018, or 2017.
Intangible assets that are deemed to have definite lives are amortized over their useful lives, generally ranging from 5 to 20 years. They are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value. There was no impairment of definite-lived intangible assets recognized for the years ended December 31, 2019, 2018, or 2017. See Note 9. Goodwill and Other Intangible Assets, for additional information regarding the Company’s goodwill and other intangible assets.
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
Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness, which are carried at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 5. Fair Value Measurements, for additional information regarding the Company’s fair value measurements. As of December 31, 2019, the carrying amount and fair value of the Company’s indebtedness was approximately $2,415.0 million and $2,476.0 million, respectively. As of December 31, 2018, the carrying amount and fair value was approximately $2,381.3 million and $2,271.9 million, respectively.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company also accrues for losses at its Captive Insurance Subsidiary for those matters covered by self-insurance. The Captive Insurance Subsidiary records losses and loss reserve liabilities based on actuarially determined estimates of losses incurred, but not yet reported to the Company as well as specific reserves for proceedings and matters that are probable and estimable. The Captive Insurance Subsidiary is funded by payments from the Company’s other subsidiaries and has cash reserves to cover losses. Assessing the probability of a loss occurring and the timing and amount of any loss related to a legal proceeding or regulatory matter is inherently difficult and requires management to make significant judgments. For additional information, see Note 14. Commitments and Contingencies - “Legal & Regulatory Matters.”
Leases
Lease assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at the lease commencement date. The Company estimates its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. For additional information, see Note 12. Leases.
Prior to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), the Company was involved in a build-to-suit lease arrangement in Fort Mill, South Carolina, under which it served as the construction agent on behalf of the landlord and bore substantially all of the risks and rewards of ownership. The Company was required to report the landlord’s costs of construction as a fixed asset during the construction period as if the Company owned such asset and an equal and off-setting leasehold financing obligation on the consolidated statements of financial condition. The construction was completed in October 2016 and it was determined that the asset did not qualify for sale-leaseback accounting treatment. As such, the Company accounted for this arrangement as a capital lease in which the asset was depreciated and the lease payments were recognized as a reduction of the financing obligation and interest expense over the lease term on the consolidated statements of income.
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted the provisions of this guidance on January 1, 2020. The adoption had no material impact on the Company’s recognition of credit losses but will impact the Company’s disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes or modifies certain current disclosures, and requires additional disclosures. The changes are meant to provide more relevant information regarding valuation techniques and inputs used to arrive at measures of fair value, uncertainty in the fair value measurements, and how changes in fair value measurements impact an entity’s performance and cash flows. Certain disclosures in ASU 2018-13 will need to be applied on a retrospective basis and others on a prospective basis. The Company adopted the provisions of this guidance on January 1, 2020. The adoption will not have a material impact on the Company’s related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for costs to implement a cloud computing arrangement that is a service with the guidance on capitalizing costs for developing or obtaining internal-use software. The Company prospectively adopted the provisions of this guidance on January 1, 2020. The adoption had no material impact on the Company’s consolidated financial statements.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard also requires disclosures that

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

provide additional information on recorded lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements, which provides an optional transition method that allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the provisions of this guidance, including the optional transition method, on January 1, 2019. Operating lease assets and corresponding lease liabilities were recognized on the Company’s consolidated statements of financial condition. There was no material impact to its consolidated statements of income. Refer to Note 12. Leases, for additional disclosure and significant accounting policies affecting leases.
In June 2018, the FASB issued ASU 2018-07, Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payments granted to non-employees. Consistent with the requirement for employee share-based payment awards, non-employee share-based payment awards within the scope of Topic 718 will be measured at grant-date fair value of the equity instruments. The Company adopted the provisions of this guidance on January 1, 2019 and no longer adjusts the fair value of advisor and financial institution equity awards in the consolidated statements of income.
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
The following table presents total commission revenue disaggregated by investment product category (in thousands):

	Years Ended December 31,
	2019	2018	2017
Commission revenue
Annuities	$1,000,806	$999,689	$853,963
Mutual funds	589,411	616,445	534,639
Fixed income	126,127	122,569	104,037
Equities	79,446	84,823	79,180
Other	96,617	96,168	99,005
Total commission revenue	$1,892,407	$1,919,694	$1,670,824

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
The following table presents sales-based and trailing commission revenues disaggregated by product category (in thousands):

	Years Ended December 31,
	2019	2018	2017
Commission revenue
Sales-based
Annuities	$380,317	$379,252	$327,888
Mutual funds	146,695	141,597	134,327
Fixed income	102,391	98,091	80,919
Equities	79,446	84,823	79,180
Other	74,003	73,013	80,256
Total sales-based revenue	$782,852	$776,776	$702,570
Trailing
Annuities	$620,489	$620,437	$526,075
Mutual funds	442,716	474,848	400,312
Fixed income	23,736	24,478	23,118
Other	22,614	23,155	18,749
Total trailing revenue	$1,109,555	$1,142,918	$968,254
Total commission revenue	$1,892,407	$1,919,694	$1,670,824

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
The Company provides advisory services to clients on its corporate advisory platform through the advisor. The Company is the principal in these arrangements and recognizes advisory revenue on a gross basis, as the Company is responsible for satisfying the performance obligations and has control over determining the fees.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Sponsorship Programs
The Company receives fees from product sponsors, primarily mutual fund and annuity companies, for marketing support and sales force education and training efforts. Compensation for these performance obligations is either a fixed fee, a percentage of the average annual amount of product sponsor assets held in advisors’ clients’ accounts, a percentage of new sales, or some combination. As the value of product sponsor assets held in advisor’s clients’ accounts is susceptible to unpredictable market changes, this revenue includes variable consideration and is constrained until the date that the fees are determinable.
Recordkeeping
The Company generates this revenue by providing recordkeeping, account maintenance, reporting and other related services to product sponsors. This includes revenue from omnibus processing in which the Company establishes and maintains sub-account records for its clients to reflect the purchase, exchange and redemption of mutual fund shares, and consolidates clients’ trades within a mutual fund. Omnibus processing fees are paid to the Company by the mutual fund or its affiliates and are based on the value of mutual fund assets in accounts for which the Company provides omnibus processing services and the number of accounts in which the related mutual fund positions are held. Recordkeeping revenue also includes revenues from networking recordkeeping services. Networking revenues on brokerage assets are correlated to the number of positions or value of assets that the Company administers and are paid by mutual fund and annuity product manufacturers. These recordkeeping revenues are recognized over time as the Company fulfills its performance obligations. As recordkeeping fees are susceptible to unpredictable market changes that influence market value and fund positions, these revenues include variable consideration and are constrained until the date that the fees are determinable.
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
The following table sets forth asset-based revenue at a disaggregated level (in thousands):

	Years Ended December 31,
	2019	2018	2017
Asset-based revenue
Client cash	$652,793	$500,418	$301,448
Sponsorship programs	251,899	224,726	193,190
Recordkeeping	261,287	247,371	213,695
Total asset-based revenue	$1,165,979	$972,515	$708,333

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth transaction and fee revenue disaggregated by recognition pattern (in thousands):

	Years Ended December 31,
	2019	2018	2017
Transaction and fee revenue
Point-in-time(1)	$215,234	$221,265	$187,655
Over time(2)	265,094	250,034	237,012
Total transaction and fee revenue	$480,328	$471,299	$424,667
____________________

(1)	Transaction and fee revenue recognized point-in-time includes revenue such as transaction fees, IRA termination fees, and conference service fees.

(2)	Transaction and fee revenue recognized over time includes revenue such as error and omission insurance fees, IRA custodian fees, and technology fees.
The Company is the principal and recognizes transaction and fee revenue on a gross basis as it is primarily responsible for delivering the respective services being provided, which is demonstrated by the Company’s ability to control the fee amounts charged to customers.
Interest Income, Net of Interest Expense
The Company earns interest income from client margin accounts and cash equivalents, less interest expense on related transactions. This revenue is not generated from contracts with customers. Interest expense incurred in connection with cash equivalents and client margin balances is completely offset by revenue on related transactions; therefore, the Company considers such interest to be an operating expense. Interest expense from operations for the years ended December 31, 2019, 2018, and 2017 was not material.
Other Revenue
Other revenue primarily includes unrealized gains and losses on assets held by the Company for its advisor non-qualified deferred compensation plan and model research portfolios, marketing allowances received from certain financial product manufacturers, primarily those who offer alternative investments, such as non-traded real estate investment trusts and business development companies, and other miscellaneous revenues. These revenues are not generated from contracts with customers.
Arrangements with Multiple Performance Obligations
The Company’s contracts with customers may include multiple performance obligations. Contracts with customers that include multiple performance obligations have performance obligations that follow the same revenue recognition pattern and are recorded in the same financial statement line item.
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. The increase in the unearned revenue balance for the year ended December 31, 2019 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by $80.4 million of revenues recognized that were included in the unearned revenue balance as of December 31, 2018.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4.    Acquisitions
On August 1, 2019, the Company acquired all of the outstanding equity interests of Allen & Company. Under the transaction structure, Allen & Company advisors and staff became employees of the Company, and Allen & Company will maintain its operations and brand. The Company paid approximately $24.9 million at closing and also agreed to a potential contingent payment of up to $10.0 million (“Contingent Payment”), payable approximately six months after the closing date based on the percentage of assets retained by Allen & Company advisors. The fair value of the Contingent Payment is included in accounts payable and accrued liabilities on the consolidated statements of financial condition. See Note 5. Fair Value Measurements, for additional information.
On December 3, 2018, the Company acquired all of the outstanding common stock of AdvisoryWorld, to enhance the Company’s technology capabilities. The Company paid $28.1 million at the closing of the transaction and allocated the purchase price primarily to intangible assets and goodwill in the consolidated statements of financial condition.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the years ended December 31, 2019 and 2018.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At December 31, 2019 and December 31, 2018, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At December 31, 2019 and December 31, 2018, the Company did not adjust prices received from the independent third-party pricing services.
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
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$17,426	$—	$—	$17,426
Securities owned — trading:
Money market funds	92	—	—	92
Mutual funds	25,202	—	—	25,202
Equity securities	556	—	—	556
Debt securities	—	151	—	151
U.S. treasury obligations	20,446	—	—	20,446
Total securities owned — trading	46,296	151	—	46,447
Other assets	267,740	10,393	—	278,133
Total assets at fair value	$331,462	$10,544	$—	$342,006
Liabilities
Securities sold, but not yet purchased:
Equity securities	$153	$—	$—	$153
Debt securities	—	23	—	23
Total securities sold, but not yet purchased	153	23	—	176
Accounts payable and accrued liabilities	—	—	10,000	10,000
Total liabilities at fair value	$153	$23	$10,000	$10,176

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
The amortized cost, gross unrealized gain (loss), and fair value of securities held-to-maturity were as follows (in thousands):

	December 31,
	2019	2018
Amortized cost	$11,806	$13,001
Gross unrealized gain (loss)	83	(56)
Fair value	$11,889	$12,945

At December 31, 2019, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$5,074	$6,732	$—	$11,806
U.S. government notes — at fair value	$5,096	$6,793	$—	$11,889

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7.	Receivables from Product Sponsors, Broker-Dealers, and Clearing Organizations and Payables to Broker-Dealers and Clearing Organizations
Receivables from product sponsors, broker-dealers, and clearing organizations and payables to broker-dealers and clearing organizations were as follows (in thousands):

	December 31,
	2019	2018
Receivables:
Commissions receivable from product sponsors and others	$138,258	$135,161
Receivable from clearing organizations	28,140	20,281
Receivable from broker-dealers	1,020	2,065
Securities failed-to-deliver	10,236	9,286
Total receivables	$177,654	$166,793
Payables:
Payable to clearing organizations	$15,264	$24,818
Payable to broker-dealers	58,130	37,583
Securities failed-to-receive	18,608	13,779
Total payables	$92,002	$76,180

8.    Fixed Assets
The components of fixed assets were as follows at December 31, 2019 (in thousands):

	Gross Carrying Value	Accumulated Depreciation and Amortization	Net Carrying Value
Internally developed software	$327,585	$(187,494)	$140,091
Computers and software	171,099	(124,248)	46,851
Buildings	107,895	(3,877)	104,018
Leasehold improvements	83,543	(25,655)	57,888
Furniture and equipment	79,970	(47,081)	32,889
Land	4,678	—	4,678
Construction in progress(1)	146,629	—	146,629
Total fixed assets	$921,399	$(388,355)	$533,044

____________________

(1)	Construction in progress includes internal software in development of $133.3 million at December 31, 2019.
The components of fixed assets were as follows at December 31, 2018 (in thousands):

	Gross Carrying Value	Accumulated Depreciation and Amortization	Net Carrying Value
Internally developed software	$260,957	$(147,330)	$113,627
Computers and software	147,163	(90,655)	56,508
Buildings	105,939	(11,868)	94,071
Leasehold improvements	83,339	(20,982)	62,357
Furniture and equipment	73,955	(37,320)	36,635
Land	4,678	—	4,678
Construction in progress(1)	93,542	—	93,542
Total fixed assets	$769,573	$(308,155)	$461,418
____________________

(1)	Construction in progress includes internal software in development of $85.0 million at December 31, 2018.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Depreciation and amortization expense was $95.8 million, $87.7 million, and $84.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.
9.    Goodwill and Other Intangible Assets
A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2017	$1,427,769
Goodwill acquired (1)	62,478
Balance at December 31, 2018	1,490,247
Goodwill acquired	13,401
Balance at December 31, 2019	$1,503,648
____________________

(1)	Goodwill acquired during 2018 included $49.0 million from the NPH acquisition and $13.5 million from the AdvisoryWorld acquisition.
The components of intangible assets were as follows at December 31, 2019 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	6.1	$651,642	$(365,470)	$286,172
Product sponsor relationships	6.1	234,086	(161,435)	72,651
Client relationships	8.7	42,234	(15,277)	26,957
Technology	9.0	15,510	(1,551)	13,959
Trade names	2.3	1,200	(920)	280
Total definite-lived intangible assets		$944,672	$(544,653)	$400,019
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$439,838

The components of intangible assets were as follows at December 31, 2018 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	7.1	$651,642	$(316,153)	$335,489
Product sponsor relationships	7.1	234,086	(149,525)	84,561
Client relationships	7.0	21,233	(12,841)	8,392
Technology	10.0	15,510	—	15,510
Trade names	3.3	1,200	(800)	400
Total definite-lived intangible assets		$923,671	$(479,319)	$444,352
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$484,171

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Total amortization expense of intangible assets was $65.3 million, $60.3 million, and $38.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Future amortization expense is estimated as follows (in thousands):

2020	$66,139
2021	65,982
2022	65,182
2023	61,086
2024	60,314
Thereafter	81,316
Total	$400,019

10.    Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities were as follows (in thousands):

	December 31,
	2019	2018
Advisor deferred compensation plan liability	$269,289	$182,351
Accrued compensation	77,202	70,093
Deferred rent	—	40,772
Accounts payable	68,436	53,077
Other accrued liabilities	143,042	132,351
Total accounts payable and accrued liabilities	$557,969	$478,644

11.    Debt
On November 12, 2019, LPLFH and LPLH entered into a fourth amendment agreement (the “Amendment”) to the Company’s amended and restated credit agreement (“Credit Agreement”), and repriced its senior secured Term Loan B facility (“Term Loan B”), increased the size of its senior secured revolving credit facility from $500.0 million to $750.0 million, extended the maturity dates applicable to its Term Loan B and its senior secured revolving credit facility, and made certain other changes to its credit agreement. Additionally, LPLH raised $400.0 million in aggregate principal amount of 4.625% senior unsecured notes which were issued at par (“2027 Notes”). The proceeds from the 2027 Notes were used to pay down the Term Loan B principal balance to $1,070.0 million. In connection with the execution of the Amendment, the Company incurred $13.5 million in costs which are capitalized as debt issuance costs in the consolidated statements of financial condition, and accelerated the recognition of $3.2 million of unamortized debt issuance costs as a loss on extinguishment of debt in the consolidated statements of income.
Issuance of 4.625% Senior Notes due 2027
The 2027 Notes are unsecured obligations, governed by an indenture, that will mature on November 15, 2027, and bear interest at the rate of 4.625% per year, with interest payable semi-annually, beginning on May 15, 2020. The Company may redeem all or part of the 2027 Notes at any time prior to November 15, 2022 (subject to a customary “equity claw” redemption right) at 100% of the principal amount redeemed plus a “make-whole” premium. Thereafter the Company may redeem all or part of the 2027 Notes at annually declining redemption premiums until November 15, 2024, at and after which date the redemption price will be equal to 100% of the principal amount redeemed plus any accrued and unpaid interest thereon.
Issuance of 5.75% Senior Notes due 2025
LPLH issued $500.0 million aggregate principal amount of 5.75% senior notes on March 10, 2017 (the “Original Notes”) and $400.0 million aggregate principal amount of 5.75% senior notes on September 21, 2017 (together with the Original Notes, the “2025 Notes”). The 2025 Notes are unsecured obligations, governed by an indenture, that will mature on September 15, 2025, and bear interest at the rate of 5.75% per year, with interest payable semi-annually, beginning September 15, 2017. The Company may redeem all or part of the 2025 Notes at any time prior to March 15, 2020 (subject to a customary “equity claw” redemption right) at 100% of the principal amount redeemed plus a “make-whole” premium. Thereafter the Company may redeem all or part of the 2025

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Notes at annually declining redemption premiums until March 15, 2023, at and after which date the redemption price will be equal to 100% of the principal amount redeemed.
The Company’s outstanding borrowings were as follows (dollars in thousands):

	December 31, 2019			December 31, 2018
Long-Term Borrowings	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest Rate	Maturity
Revolving Credit Facility(1)	$45,000	ABR+25bps	5.00%	$—	LIBOR+125bps	—	11/12/2024
Senior Secured Term Loan B(2)	1,070,000	LIBOR+175 bps	3.54%	1,481,250	LIBOR+225 bps	4.73%	11/12/2026
Senior Unsecured Notes(2)(3)	900,000	Fixed Rate	5.75%	900,000	Fixed Rate	5.75%	9/15/2025
Senior Unsecured Notes(2)(4)	400,000	Fixed Rate	4.63%	—	—	—	11/15/2027
Total long-term borrowings	2,415,000			2,381,250
Plus: Unamortized Premium	8,583			10,083
Less: Unamortized Debt Issuance Cost	(24,765)			(19,525)
Net Carrying Value	$2,398,818			$2,371,808
____________________

(1)	The alternate base rate (ABR) was the effective PRIME rate on December 31, 2019, the date of the borrowing.

(2)	No leverage or interest coverage maintenance covenants.

(3)
The 2025 Notes were issued in two separate transactions; $500.0 million in original notes were issued in March 2017 at par; $400.0 million in additional notes were issued in September 2017 and priced at 103.0% of the aggregate principal amount.

(4)	The 2027 Notes were issued in November 2019 at par.
The Company is required to make quarterly payments on the Term Loan B facility equal to 0.25% of the aggregate principal amount of the loans under the Term Loan B facility.
Borrowings under the Term Loan B facility bear interest at a rate per annum of 175 basis points over the Eurodollar Rate or 75 basis points over the base rate (as defined in the Credit Agreement), and have no leverage or interest coverage maintenance covenants. Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 125 to 175 basis points over the Eurodollar Rate or 25 to 75 basis points over the base rate, depending on the Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement). The Eurodollar Rate option is the one-, two-, three-, or six-month LIBOR rate, as selected by LPLH, or, with the approval of the applicable lenders, twelve-month LIBOR rate or the LIBOR rate for another period acceptable to the Administrative Agent (including a shorter period). The LIBOR rate, on which the Eurodollar Rate is based, is expected to be discontinued by the end of 2021. The Credit Agreement permits LPLH to agree with the administrative agent for the Credit Agreement on a replacement benchmark rate subject to certain conditions (including that a majority of the lenders do not object to such replacement rate within a specified period of time following notice thereof from the administrative agent).
As of December 31, 2019, the Company had $3.7 million of irrevocable letters of credit, with an applicable interest rate margin of 1.25%, which were supported by the credit facility.
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of December 31, 2019, the Company was in compliance with such covenants.
Broker-Dealer Credit Facility
On July 31, 2019, LPL Financial, the Company’s broker-dealer subsidiary, entered into a committed, unsecured revolving credit facility that matures on July 31, 2024 and allows for a maximum borrowing of up to $300.0 million (the “LPL Financial Credit Facility”). LPL Financial incurred approximately $1.5 million in debt issuance costs. Borrowings under the LPL Financial Credit Facility bear interest at a rate per annum ranging from 112.5 to 137.5 basis points over the Federal Funds Rate or Eurodollar Rate, depending on the Parent Leverage Ratio (each as defined in the credit agreement related to the LPL Financial Credit Facility). The credit agreement related to the LPL Financial Credit Facility subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants, and there were no borrowings outstanding on this credit facility, as of December 31, 2019.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Bank Loans Payable
The Company maintained three uncommitted lines of credit as of December 31, 2019. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. There were no balances outstanding as of December 31, 2019 or December 31, 2018.
The minimum calendar year payments and maturities of the long-term borrowings as of December 31, 2019 are as follows (in thousands):

2020	$55,700
2021	10,700
2022	10,700
2023	10,700
2024	10,700
Thereafter	2,316,500
Total	$2,415,000

12.    Leases
Adoption of ASC Topic 842, Leases
On January 1, 2019, the Company adopted ASC Topic 842, Leases (“Topic 842”). Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting guidance, ASC Topic 840.
The Company previously recorded a build-to-suit related asset and liability for a lease in Fort Mill, South Carolina. The asset and liability were derecognized and reevaluated as a result of the adoption. The Fort Mill lease was determined to be a finance lease under Topic 842 and the changes in values from the derecognition and reevaluation were recorded to retained earnings under cumulative effect of accounting change in the consolidated statements of stockholders’ equity.
Lease Recognition
The Company determines if an arrangement is a lease or contains a lease at inception. The Company has operating and finance leases for corporate offices and equipment with remaining lease terms of 2 years to 17 years, some of which include options to extend the lease for up to 20 years. For leases with renewal options, the lease term is extended to reflect renewal options the Company is reasonably certain to exercise.
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
Finance lease assets are included in fixed assets in the consolidated statements of financial condition and at December 31, 2019 were $107.4 million.
The components of lease expense were as follows (in thousands):

Year Ended December 31,
2019
Operating lease cost	$17,610
Finance lease cost:
Amortization of right-of-use assets	$4,786
Interest on lease liabilities	8,387
Total finance lease cost	$13,173

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,117
Operating cash flows from finance leases	$8,387
Financing cash flows from finance leases	$692

Supplemental weighted-average information related to leases was as follows:

December 31,
2019
Weighted-average remaining lease term (years):
Finance leases	26.2
Operating leases	9.1
Weighted-average discount rate:
Finance leases	7.75%
Operating leases	7.27%

Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2020	$19,973	$9,592
2021	20,553	9,735
2022	21,084	8,802
2023	20,706	8,576
2024	20,485	8,727
Thereafter	94,503	233,639
Total lease payments	197,304	279,071
Less imputed interest	55,404	170,479
Total	$141,900	$108,592

Maturities of lease liabilities as of December 31, 2018 under ASC Topic 840 were as follows (in thousands):

2019	$30,010
2020	30,731
2021	30,590
2022	31,238
2023	30,265
Thereafter	239,118
Total(1)	$391,952
____________________

(1)
Amounts above exclude $75.7 million related to non-lease commitments from the schedule included in Note 13. Commitments and Contingencies, in the Company’s audited consolidated financial statements and the related notes in the 2018 Annual Report on Form 10-K.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13.    Income Taxes
The Company’s provision for income taxes was as follows (in thousands):

	December 31,
	2019	2018	2017
Current provision:
Federal	$156,378	$120,211	$117,745
State	44,192	34,721	17,353
Total current provision	200,570	154,932	135,098
Deferred benefit:
Federal	(13,971)	(1,874)	(8,951)
State	(4,644)	120	(440)
Total deferred benefit	(18,615)	(1,754)	(9,391)
Provision for income taxes	$181,955	$153,178	$125,707

A reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rates is set forth below:

	Years Ended December 31,
	2019	2018	2017
Federal statutory income tax rates	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	4.1	4.6	3.0
Non-deductible expenses	0.4	1.7	0.6
Share-based compensation	(1.4)	(1.4)	(0.9)
Tax Cuts and Jobs Act of 2017	—	—	(2.4)
Domestic production activities deduction	—	—	(0.9)
Research & development credits	(0.3)	(0.3)	(0.4)
Other	0.7	0.2	0.5
Effective income tax rates	24.5%	25.8%	34.5%

The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, settlement contingencies, tax credits and other permanent differences in tax deductibility of certain expenses. These items resulted in effective tax rates of 24.5%, 25.8%, and 34.5% for the years ended December 31, 2019, 2018, and 2017, respectively.
The decrease in the Company’s effective income tax rate in 2019 compared to 2018 was due to decreases in non-deductible expenses.
The decrease in the Company’s effective income tax rate in 2018 compared to 2017 was due to the tax benefit associated with the federal corporate income tax rate reduction from 35% to 21% under the Tax Cuts and Jobs Act of 2017.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of the net deferred income taxes included in the consolidated statements of financial condition were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Accrued liabilities	$82,105	$58,265
Share-based compensation	14,823	16,832
State taxes	6,932	7,044
Operating lease liabilities	37,580	—
Finance lease liabilities	28,350	—
Deferred rent	—	32,376
Provision for bad debts	4,077	3,919
Forgivable loans	10,845	9,938
Captive insurance	1,773	1,968
Other	—	4,788
Total deferred tax assets	186,485	135,130
Deferred tax liabilities:
Amortization of intangible assets	(70,953)	(77,037)
Depreciation of fixed assets	(87,739)	(76,418)
Operating lease assets	(27,189)	—
Other	(2,702)	—
Total deferred tax liabilities	(188,583)	(153,455)
Deferred income taxes, net	$(2,098)	$(18,325)

The following table reflects a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, including interest and penalties (in thousands):

	December 31,
	2019	2018	2017
Balance — Beginning of year	$46,287	$42,657	$39,766
Increases for tax positions taken during the current year	9,314	10,042	7,815
Reductions as a result of a lapse of the applicable statute of limitations	(3,503)	(6,412)	(4,924)
Balance — End of year	$52,098	$46,287	$42,657

At December 31, 2019 and 2018, there were $46.1 million and $40.7 million, respectively, of unrecognized tax benefits that if recognized, would favorably affect the effective income tax rate in any future periods.
The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes within the consolidated statements of financial condition. At December 31, 2019 and 2018, the liability for unrecognized tax benefits included accrued interest of $6.4 million and $5.1 million, respectively, and penalties of $4.4 million and $4.3 million, respectively.
The Company and its subsidiaries file income tax returns in the federal jurisdiction, as well as most state jurisdictions, and are subject to routine examinations by the respective taxing authorities. The Company has concluded all federal income tax matters for years through 2011 and all state income tax matters for years through 2007.
The tax years of 2012 to 2018 remain open to examination in the federal jurisdiction. The tax years of 2008 to 2018 remain open to examination in the state jurisdictions. In the next 12 months, it is reasonably possible that the Company expects a reduction in unrecognized tax benefits of $3.7 million primarily related to the statute of limitations expiration in various state jurisdictions.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14.    Commitments and Contingencies
Service and Development Contracts
The Company is party to certain long-term contracts for systems and services that enable back office trade processing and clearing for its product and service offerings.
Future minimum payments under service, development, and agency contracts, and other contractual obligations with initial terms greater than one year were as follows at December 31, 2019 (in thousands):

2020	$45,272
2021	20,375
2022	9,499
2023	1,118
2024	516
Thereafter	502
Total	$77,282

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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded commitments at December 31, 2019.
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
Notes to Consolidated Financial Statements

if those amounts can be reasonably determined. The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated.
On May 1, 2018 the Company agreed to a settlement structure with the North American Securities Administrators Association that related to the Company’s historical compliance with certain state “blue sky” laws and resulted in aggregate fines of approximately $26.4 million, all of which were covered by the Captive Insurance Subsidiary’s loss reserves. As part of the settlement structure, the Company engaged independent third party consultants to conduct a historical review of securities transactions and an operational review of the Company’s systems for complying with blue sky securities registration requirements, each of which has been completed. The Company also agreed to offer customers remediation in the form of reimbursement for any actual losses, plus interest. As of the date of this annual report, customer remediation remains in process, although the cost is not expected to be material.
Third-Party Insurance
The Company maintains third-party insurance coverage for certain potential legal proceedings, including those involving certain client claims. With respect to such client claims, the estimated losses on many of the pending matters are less than the applicable deductibles of the insurance policies.
Self-Insurance
The Company has self-insurance for certain potential liabilities through the Captive Insurance Subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends, so there are particular complexities and uncertainties involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured. As of December 31, 2019 and 2018, these self-insurance liabilities are included in accounts payable and accrued liabilities in the consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the consolidated statements of income for the years ended December 31, 2019, 2018, and 2017.
Other Commitments
As of December 31, 2019, the Company had approximately $347.9 million of client margin loans that were collateralized with securities having a fair value of approximately $487.1 million that it can repledge, loan, or sell. Of these securities, approximately $71.8 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of December 31, 2019, there were no restrictions that materially limited the Company’s ability to repledge, loan, or sell the remaining $415.3 million of client collateral.
Trading securities on the consolidated statements of financial condition includes $5.5 million and $4.7 million pledged to the Options Clearing Corporation at December 31, 2019 and 2018, respectively, and $15.0 million and $14.9 million pledged to the National Securities Clearing Corporation at December 31, 2019 and December 31, 2018, respectively.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

15.    Stockholders’ Equity
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s board of directors (the “Board of Directors”) as well as certain limits under the Credit Agreement and indentures. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2019		2018		2017
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$21.1	$0.25	$22.6	$0.25	$22.6
Second quarter	$0.25	$20.8	$0.25	$22.3	$0.25	$22.6
Third quarter	$0.25	$20.5	$0.25	$21.9	$0.25	$22.5
Fourth quarter	$0.25	$20.2	$0.25	$21.5	$0.25	$22.5

Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the consolidated statements of financial condition.
On November 13, 2018, the Board of Directors authorized an increase to the Company’s existing share repurchase program, enabling the Company to repurchase its issued and outstanding common stock from time to time. As of December 31, 2019, the Company had $499.8 million remaining under the existing share repurchase program. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement, the indentures, and the Company’s general working capital needs.
The Company had the following activity under its approved share repurchase programs (dollars in millions, except per share data):

	2019
	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)(2)
First Quarter	1,747,116	$71.57	$125.0
Second Quarter	1,591,950	$78.54	$125.0
Third Quarter	1,668,305	$78.09	$130.3
Fourth Quarter	1,411,171	$85.06	$120.0
	6,418,542	$77.96	$500.4
____________________

(1)	Included in the total cost of shares purchased is a commission fee of $0.02 per share.

(2)	Total may not foot due to rounding.
16.    Share-Based Compensation
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Since its adoption, awards have been and are only made out of the 2010 Plan. As of December 31, 2019, there were 20,055,945 shares authorized for grant and 5,231,656 shares remaining available for future issuance.
Stock Options and Warrants
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee and officer stock options that have been granted:

	Years Ended December 31,
	2019	2018	2017
Expected life (in years)	5.43	5.43	5.43
Expected stock price volatility	35.80%	34.80%	35.27%
Expected dividend yield	1.49%	1.71%	2.61%
Risk-free interest rate	2.47%	2.66%	2.14%
Fair value of options	$24.41	$19.86	$10.63

The following table summarizes the Company’s stock option and warrant activity as of and for the year ended December 31, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2018	3,588,067	$35.38
Granted	422,397	$77.53
Exercised	(1,209,299)	$30.38
Forfeited and Expired	(95,924)	$46.37
Outstanding — December 31, 2019	2,705,241	$43.81	5.92	$131,051
Exercisable — December 31, 2019	1,870,845	$34.08	4.80	$108,821
Exercisable and expected to vest — December 31, 2019	2,655,996	$43.27	5.86	$130,081

The following table summarizes information about outstanding stock options and warrants as of December 31, 2019:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$18.04 - $25.00	548,831	6.14	$20.01	548,831	$20.01
$25.01 - $35.00	616,939	2.17	$31.06	616,939	$31.06
$35.01 - $45.00	451,196	7.06	$39.61	268,755	$39.70
$45.01 - $65.00	336,062	4.78	$48.76	336,062	$48.76
$65.01 - $75.00	351,343	8.10	$65.54	100,258	$65.50
$75.01 - $80.00	400,870	9.16	$77.53	—	$—
	2,705,241	5.92	$43.81	1,870,845	$34.08

The Company recognized share-based compensation related to the vesting of stock options awarded to employees and officers of $9.8 million, $8.1 million, and $7.2 million during the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $7.9 million, which is expected to be recognized over a weighted-average period of 1.81 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units, and performance stock units, for the year ended December 31, 2019:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2018	7,057	$70.26	910,720		$52.38
Granted	9,366	$81.99	290,797		$82.04
Vested	(8,127)	$71.81	(365,567)		$44.84
Forfeited	—	$—	(43,765)		$60.93
Nonvested — December 31, 2019	8,296	$81.99	792,185	(1)	$66.28
Expected to vest — December 31, 2019	8,296	$81.99	701,108		$67.30

____________________

(1)	Includes 50,765 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors, restricted stock units to its employees and officers, and performance stock units to its officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $18.2 million, $13.8 million, and $11.5 million of share-based compensation related to the vesting of these restricted stock awards and stock units during the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, total unrecognized compensation cost for restricted stock awards and stock units was $22.5 million, which is expected to be recognized over a weighted-average remaining period of 1.86 years.
The Company also grants restricted stock units to its advisors and to financial institutions. The Company recognized share-based compensation of $3.0 million, $6.1 million and $7.3 million related to the vesting of these awards during the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $4.4 million, which is expected to be recognized over a weighted-average remaining period of 2.08 years.
17.    Earnings per Share
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

	Years Ended December 31,
	2019	2018	2017
Net income	$559,880	$439,459	$238,863

Basic weighted-average number of shares outstanding	82,552	88,119	90,002
Dilutive common share equivalents	2,072	2,500	2,113
Diluted weighted-average number of shares outstanding	84,624	90,619	92,115

Basic earnings per share	$6.78	$4.99	$2.65
Diluted earnings per share	$6.62	$4.85	$2.59

The computation of diluted earnings per share excludes stock options, warrants, and stock units that are anti-dilutive. For the years ended December 31, 2019, 2018, and 2017, stock options, warrants, and stock units

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

representing common share equivalents of 407,059 shares, 391,632 shares, and 1,909,288 shares, respectively, were anti-dilutive.
18.    Employee and Advisor Benefit Plans
The Company participates in a 401(k) defined contribution plan sponsored by LPL Financial. All employees meeting minimum age and length of service requirements are eligible to participate. The Company has an employer matching program whereby employer contributions are made to the 401(k) plan, and employees are eligible for matching contributions after completing six months of service. For eligible employees, the Company matches up to 75% of the first 8% of an employee’s designated deferral of their eligible compensation. The Company’s total cost related to the 401(k) plan was $16.2 million, $13.1 million, and $10.5 million for the years ended December 31, 2019, 2018, and 2017, respectively, which is classified as compensation and benefits expense in the consolidated statements of income.
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
The Company maintains a non-qualified deferred compensation plan for the purpose of attracting and retaining advisors who operate, for tax purposes, as independent contractors, by providing an opportunity for participating advisors to defer receipt of a portion of their gross commissions generated primarily from commissions earned on the sale of various products. The deferred compensation plan has been fully funded to date by participant contributions. Plan assets are invested in mutual funds, which are held by the Company in a Rabbi Trust. The liability for benefits accrued under the non-qualified deferred compensation plan totaled $269.3 million at December 31, 2019, which is included in accounts payable and accrued liabilities in the consolidated statements of financial condition. The cash values of the related trust assets was $264.1 million at December 31, 2019, which is measured at fair value and included in other assets in the consolidated statements of financial condition.
Certain employees of the Company participate in a non-qualified deferred compensation plan that permits participants to defer portions of their compensation and earn interest on the deferred amounts. Plan assets are held by the Company in a Rabbi Trust and accounted for in the manner described above. As of December 31, 2019, the Company has recorded assets of $4.9 million and liabilities of $5.3 million, which are included in other assets and accounts payable and accrued liabilities, respectively, in the consolidated statements of financial condition.
19.    Related Party Transactions
In the ordinary course of business, the Company has related party transactions with a beneficial owner of more than ten percent of the Company’s outstanding common stock. Additionally, through its subsidiary LPL Financial, the Company provides services and charitable contributions to the LPL Financial Foundation, an organization that provides volunteer and financial support within the Company’s local communities.
During the years ended December 31, 2019, 2018, and 2017, the Company recognized revenue for services provided to these related parties of $4.1 million, $3.5 million, and $3.1 million, respectively. The Company incurred expenses for the services provided by these related parties of $3.2 million, $2.9 million, and $1.9 million, during the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019 and 2018, receivables and payables to related parties were not material.
20.    Net Capital and Regulatory Requirements
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also provide that the broker-dealer’s capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and, as of December 31, 2019, had net capital of $109.7 million with a minimum net capital requirement of $9.3 million.

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
As of December 31, 2019 and 2018, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
21.    Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk
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
22.    Selected Quarterly Financial Data (Unaudited)

	2019
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$1,371,679	$1,389,757	$1,415,525	$1,447,895
Net income	$155,398	$146,092	$131,714	$126,676
Basic earnings per share	$1.84	$1.75	$1.61	$1.57
Diluted earnings per share	$1.79	$1.71	$1.57	$1.53
Dividends declared per share	$0.25	$0.25	$0.25	$0.25

	2018
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$1,241,557	$1,298,804	$1,330,997	$1,317,042
Net income	$93,530	$118,766	$106,865	$120,298
Basic earnings per share	$1.04	$1.33	$1.22	$1.40
Diluted earnings per share	$1.01	$1.30	$1.19	$1.36
Dividends declared per share	$0.25	$0.25	$0.25	$0.25

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

23.    Subsequent Event
On January 27, 2020, the Board of Directors declared a cash dividend of $0.25 per share on the Company’s outstanding common stock to be paid on March 31, 2020 to all stockholders of record on March 18, 2020.
******