Form 10-Q
period 2020-03-31
LPL Financial Holdings Inc.
filed 2020-05-05
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of April 30, 2020 was 78,864,125.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company’s future financial and operating results, outlook, growth, plans, business strategies, liquidity and future share repurchases, including statements regarding future resolution of regulatory matters, legal proceedings and related costs, future revenue and expenses, future affiliation models and capabilities, market and macroeconomic trends, projected savings and anticipated improvements to the Company’s operating model, services, and technologies as a result of its investments, initiatives, programs and/or acquisitions, as well as expected impacts of the coronavirus disease 2019 (“COVID-19”) pandemic on the Company's businesses, and any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company’s historical performance and its plans, estimates, and expectations as of May 5, 2020. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions, or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive, and other factors, which may cause actual financial or operating results, levels of activity, or the timing of events, to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; changes in interest rates and fees payable by banks participating in the Company’s client cash programs, including the Company’s success in negotiating agreements with current or additional counterparties; the Company’s strategy and success in managing client cash program fees; fluctuations in the levels of brokerage and advisory assets, including net new assets, and the related impact on revenue; effects of competition in the financial services industry; the success of the Company in attracting and retaining financial advisors and institutions, and their ability to market effectively financial products and services; whether retail investors served by newly-recruited advisors choose to move their respective assets to new accounts at the Company; changes in growth and profitability of the Company’s fee-based business, including the Company’s centrally managed advisory platform; the effect of current, pending, and future legislation, regulation, and regulatory actions, including disciplinary actions imposed by federal and state regulators and self-regulatory organizations, and the implementation of Regulation BI (Best Interest); the cost of settling and remediating issues related to regulatory matters or legal proceedings, including actual costs of reimbursing customers for losses in excess of our reserves; changes made to the Company’s services and pricing, including in response to competitive developments and current, pending, and future legislation, regulation, and regulatory actions, and the effect that such changes may have on the Company’s gross profit streams and costs; execution of the Company’s capital management plans, including its compliance with the terms of its credit agreement and the indentures governing its senior notes; the price, the availability of shares, and trading volumes of the Company’s common stock, which will affect the timing and size of future share repurchases by the Company, if any; execution of the Company’s plans and its success in realizing the synergies, expense savings, service improvements or efficiencies expected to result from its investments, initiatives and programs, including its acquisitions, expense plans and technology initiatives; the performance of third-party service providers to which business processes have been transitioned; the Company’s ability to control operating risks, information technology systems risks, cybersecurity risks, and sourcing risks; the

ii

effects of the COVID-19 pandemic, including efforts to contain it; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s 2019 Annual Report on Form 10-K, as may be amended or updated in the Company’s Quarterly Reports on Form 10-Q. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report on Form 10-Q, even if its estimates change, and you should not rely on statements contained herein as representing the Company’s views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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
Executive Summary
Financial Highlights
Results for the first quarter of 2020 included net income of $155.6 million, or $1.92 per share, which compares to $155.4 million, or $1.79 per share, for the first quarter of 2019.
Asset Growth Trends
Total brokerage and advisory assets served were $669.9 billion as of March 31, 2020, down 2% from $684.0 billion as of March 31, 2019. Total net new assets were $12.5 billion for the three months ended March 31, 2020, compared to $4.0 billion for the same period in 2019.
Net new advisory assets were $12.5 billion for the three months ended March 31, 2020, compared to $4.6 billion for the same period in 2019. As of March 31, 2020, our advisory assets had grown to $322.3 billion, compared to $311.9 billion as of March 31, 2019, an increase of 3%, and represented 48% of total brokerage and advisory assets served.
We had no net new brokerage assets for the three months ended March 31, 2020, compared to an outflow of $0.7 billion for the same period in 2019. As of March 31, 2020, our brokerage assets were $347.6 billion, down from $372.1 billion as of March 31, 2019, a decrease of 7%.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, of $575.6 million for the three months ended March 31, 2020, increased 4% from $555.8 million for the quarter ended March 31, 2019. Gross profit is calculated as net revenues, less commission and advisory expenses and brokerage, clearing, and exchange fees. Management presents gross profit because we believe that measure may provide useful insight to investors in evaluating the Company’s core operating performance before indirect costs that are general and administrative in nature. See footnote 9 to the Financial Metrics table within the “How We Evaluate Our Business” section for additional information on gross profit.
Stockholder Capital Returns
We returned $169.7 million of capital to stockholders during the three months ended March 31, 2020, including $19.7 million of dividends and $150.0 million of share repurchases, representing 1,809,553 shares.
COVID-19 Response
In response to the coronavirus disease 2019 (“COVID-19”) pandemic, we took measures to protect the health and safety of our employees, as well as the stability and continuity of our operations. For example, we equipped and enabled a substantial majority of employees to work remotely, implemented physical distancing and enhanced cleaning protocols throughout our corporate offices, and worked closely with our vendors to maintain service continuity throughout the market volatility and increased operational volumes that occurred during the quarter. We also continued our focus on supporting our advisors during this unprecedented situation by extending service hours and providing additional resources to enable them to deliver differentiated service to their clients. For information about the risks associated with COVID-19, see Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
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

How We Evaluate Our Business
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	Three Months Ended March 31,
Operating and Business Metrics (dollars in billions)	2020	2019	% Change
Advisory assets(1)(2)	$322.3	$311.9	3%
Brokerage assets(1)(3)	347.6	372.1	(7%)
Total Brokerage and Advisory Assets served(1)(4)	$669.9	$684.0	(2%)

Net new advisory assets(5)	$12.5	$4.6	n/m
Net new brokerage assets(6)	—	(0.7)	n/m
Total Brokerage and Advisory Net New Assets(4)	$12.5	$4.0	n/m

Insured cash account balances(1)	$34.5	$21.7	59%
Deposit cash account balances(1)	8.7	4.3	102%
Total Insured Sweep Balances(4)	43.2	25.9	67%
Money market account balances(1)	1.8	4.8	(63%)
Purchased money market fund balances(1)	2.8	—	n/m
Total Client Cash Balances(4)	$47.8	$30.7	56%

Advisors	16,763	16,189	4%

	Three Months Ended March 31,
Financial Metrics (dollars in millions, except per share data)	2020	2019
Total net revenues	$1,463.4	$1,371.7
Recurring gross profit rate (trailing twelve months)(7)	88.1%	86.3%
Pre-tax income	$207.6	$203.8
Net income	$155.6	$155.4
Earnings per share, diluted	$1.92	$1.79

Non-GAAP Financial Measures(8)
Gross profit(9)	$575.6	$555.8
Gross profit growth from prior period(9)	3.6%	19.8%
Gross profit as a % of net revenue(9)	39.3%	40.5%
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

(9)
Set forth below is a calculation of gross profit, calculated as net revenues less commission and advisory expenses and brokerage, clearing, and exchange fees. All other expense categories, including depreciation and amortization of fixed assets and amortization of intangible assets, are considered general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP financial measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can provide investors with useful insight into our core operating performance before indirect costs that are general and administrative in nature.

	Three Months Ended March 31,
Gross Profit (in millions)	2020	2019
Total net revenues	$1,463.4	$1,371.7
Commission and advisory expense	870.8	799.7
Brokerage, clearing, and exchange fees	17.0	16.1
Gross profit(1)	$575.6	$555.8
_______________________________

(1)	Balances may not foot due to rounding.
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
Assessing the probability of a loss occurring and the timing and amount of any loss related to a regulatory matter or a legal proceeding, whether or not covered by our captive insurance subsidiary, is inherently difficult and requires judgments based on a variety of factors and assumptions. There are particular uncertainties and complexities involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured by our captive insurance subsidiary, which depends in part on historical claims experience, including the actual timing and costs of resolving matters that begin in one policy period and are resolved in a subsequent period.
Our accruals, including those established through our captive insurance subsidiary at March 31, 2020, include estimated costs for significant regulatory matters, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable. For example, on May 1, 2018, we agreed to a settlement structure with the North American Securities Administrators Association that related to our historical compliance with certain state “blue sky” laws and resulted in aggregate fines of $26.4 million, all of which were covered by our captive insurance subsidiary loss reserves. As part of the settlement structure, we engaged independent third party consultants to conduct a historical review of securities transactions and an operational review of our systems for complying with blue sky securities registration requirements, each of which has been completed. We also agreed to offer customers remediation in the form of reimbursement for any actual losses, plus interest. As of the date of this Quarterly Report on Form 10-Q, customer remediation is substantially complete and the cost is not expected to be material.
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
On August 1, 2019, we acquired all of the outstanding equity interests of Allen & Company of Florida, LLC (“Allen & Company”), a broker-dealer and registered investment adviser (“RIA”), for a total purchase price of $34.9 million. Allen & Company advisors and staff became employees of the Company. See Note 4. Acquisitions, within the notes to the unaudited condensed consolidated financial statements for further detail.

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of domestic and international financial markets. Global economic conditions deteriorated significantly in March 2020 as efforts to contain the COVID-19 pandemic led to a sharp decline in demand while also disrupting global supply chains. The short-term economic impact is expected to be significant. The depth and duration of the economic contraction will depend, among other things, on the success of containment efforts; medical progress on testing, treatment, and eventually a potential vaccine; policy efforts to mitigate the impact of the downturn; the level of economic activity as the pandemic continues and the pace at which economic activity resumes and if and when the pandemic abates.
In January and February 2020, prior to the downturn, the U.S. economy was exhibiting solid growth, with a strong labor market and moderate household spending, but some continued weakness in business spending. As of the date of this Quarterly Report on Form 10-Q, however, the U.S. economy finds itself in a potentially deep economic contraction that has increased financial market stress and created heightened uncertainty for both consumers and businesses. The economic impacts of the pandemic occurred so quickly that they are not fully reflected in the economic data. For example, March 2020 data, largely released over the course of April 2020, did not capture the full effect of social distancing efforts, which only became widespread in the second half of the month. There is, however, some early data for March 2020 that shows a large, even historic, disruption to economic activity, at least in the short term. New claims for unemployment insurance, which are reported weekly, have come in over multiple weeks at unprecedented levels. March 2020 retail sales fell by the most on record. Survey-based data has also shown a historic drop in consumer confidence. On the business side, industrial production has posted its largest decline since the 1940s, while survey-based data shows the services sector has been particularly hard hit.
Congress, the Trump administration, and the Federal Reserve (the “Fed”) have responded to the downturn, enacting policies to try to limit the economic fallout, keep financial markets functioning smoothly, and support the eventual recovery. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, a more than $2 trillion fiscal stimulus package aimed at supporting consumers and businesses. The Fed, in addition to lowering interest rates and resuming bond purchases, or quantitative easing, has enacted a wide range of programs to increase liquidity, strengthen credit markets and support lending. There is no guarantee that these measures will achieve their intended aims, or that any remedial or prophylactic effects that they have will be sustained.
In response to increased economic uncertainty, markets entered a period of heightened volatility in the first quarter. The S&P 500 Index achieved its all-time high of the 2009-2020 bull market on February 19, 2020. It entered a bear market, closing down more than 20%, on March 12, 2020, the fastest bear market on record, and reached its low for the quarter on March 23, 2020, a 34% decline, before partially rebounding into the end of the quarter. The index finished the quarter down 19.6%, including dividends. International equity markets also struggled—the broad MSCI indexes for both developed international and emerging market equities underperformed the S&P 500. The Bloomberg Barclays U.S. Aggregate Bond Index did post gains over the quarter, with a total return of 3.2%, lifted by strong performance of U.S. Treasury bonds. During the quarter, both high-yield and investment-grade corporate credit spreads expanded to levels consistent with recessions, reflecting considerable stress in credit markets.
Our business is sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes, and the potential related effects on our profitability and financial condition. In response to COVID-19, the Fed lowered the fed funds target range by 1.5%, or the equivalent of six quarter-point rate cuts, over the course of two emergency meetings in March 2020. The first rate reduction took place on March 3, 2020, when the Fed lowered the fed funds rate by 0.5%, and the second took place on March 15, 2020, when the Fed lowered the fed funds rate an additional 1.0%. The two moves together lowered the target range to 0.0 - 0.25%. These measures are in addition to announcing open-ended bond purchases, expanding the types of bonds the Fed can purchase, and introducing a broad range of programs to reduce credit stress and maintain market liquidity. The Fed also signaled rates will likely remain low for some time, specifying that it would not raise rates until it was “confident that the economy has weathered recent events.”

Results of Operations
The following discussion presents an analysis of our results of operations for the three months ended March 31, 2020 and 2019. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019	% Change
REVENUES
Commission	$503,444	$461,359	9.1%
Advisory	579,027	453,938	27.6%
Asset-based	285,506	296,363	(3.7)%
Transaction and fee	137,096	122,480	11.9%
Interest income, net of interest expense	9,542	12,321	(22.6)%
Other	(51,218)	25,218	(303.1)%
Total net revenues	1,463,397	1,371,679	6.7%
EXPENSES
Commission and advisory	870,795	799,698	8.9%
Compensation and benefits	146,802	136,912	7.2%
Promotional	57,398	51,349	11.8%
Depreciation and amortization	26,644	23,470	13.5%
Amortization of intangible assets	16,570	16,168	2.5%
Occupancy and equipment	39,546	33,106	19.5%
Professional services	14,605	19,612	(25.5)%
Brokerage, clearing, and exchange	17,024	16,144	5.5%
Communications and data processing	10,835	12,327	(12.1)%
Other	26,228	26,403	(0.7)%
Total operating expenses	1,226,447	1,135,189	8.0%
Non-operating interest expense and other	29,318	32,716	(10.4)%
INCOME BEFORE PROVISION FOR INCOME TAXES	207,632	203,774	1.9%
PROVISION FOR INCOME TAXES	51,991	48,376	7.5%
NET INCOME	$155,641	$155,398	0.2%

Revenues
Commission Revenues
We generate two types of commission revenues: sales-based commissions and trailing commissions. Sales-based commission revenues, which occur when clients trade securities or purchase various types of investment products, primarily represent gross commissions generated by our advisors. The levels of sales-based commission revenues can vary from period to period based on the overall economic environment, number of trading days in the reporting period, and investment activity of our advisors’ clients. Trailing commission revenues, which are paid over time, are recurring in nature and are earned based on the market value of investment holdings in trail-eligible assets. We earn trailing commission revenues primarily on mutual funds and variable annuities held by clients of our advisors. See Note 3. Revenues, within the notes to the unaudited condensed consolidated financial statements for further detail regarding our commission revenue by product category.
The following table sets forth our commission revenue, by sales-based and trailing commission revenue, included in our unaudited condensed consolidated statements of income (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Sales-based	$228,391	$190,999	$37,392	19.6%
Trailing	275,053	270,360	4,693	1.7%
Total commission revenue	$503,444	$461,359	$42,085	9.1%
The increase in sales-based commission revenue for the three months ended March 31, 2020, compared with the same period in 2019 was driven by market volatility caused by the COVID-19 pandemic that led to an increase in sales of mutual funds, equities and fixed income, partially offset by a decrease in sales of annuities.
The increase in trailing revenues for the three months ended March 31, 2020, compared with the same period in 2019 was primarily due to mutual funds and annuities, partially offset by a decrease in other trail-eligible assets due to market downturn.
The following table summarizes activity in brokerage assets for the periods presented (in billions):

	Three Months Ended March 31,
	2020	2019
Balance - Beginning of period	$398.6	$346.0
Net new brokerage assets	—	(0.7)
Market impact(1)	(51.0)	26.8
Balance - End of period	$347.6	$372.1
_______________________________

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, representing the implied growth or decline in asset balances due to market changes over the same period of time.

We are uncertain, as of the date of this Quarterly Report on Form 10-Q, of the effect of the COVID-19 pandemic on our future commission revenues. In particular, we cannot predict whether market volatility will result in an increase in sales-based commissions that will offset the decrease we expect in the market value of trail-eligible assets resulting from the recent market downturn.
Advisory Revenues
Advisory revenues primarily represent fees charged on our corporate RIA platform provided to clients of our advisors based on the value of their advisory assets. Advisory fees are billed to clients in advance, on a quarterly basis, and are recognized as revenue ratably during the quarter. The majority of our accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three month period. Advisory revenues collected on our corporate advisory platform are proposed by the advisor and agreed to by the client and average 1.0% of the underlying assets with a maximum of 2.5% of the underlying assets as of March 31, 2020.
We also support separate investment adviser firms (“Hybrid RIAs”) through our independent advisory platform, which allows advisors to engage us for technology, clearing, and custody services, as well as access to the capabilities of our investment platforms. The assets held under a Hybrid RIA’s investment advisory accounts custodied with LPL Financial are included in our brokerage and advisory assets, net new advisory assets, and advisory assets metrics. The advisory revenue generated by a Hybrid RIA is not included in our advisory revenues, although we charge separate fees to Hybrid RIAs for technology, clearing, administrative, oversight, and custody services. The administrative fees collected on our independent advisory platform vary and can reach a maximum of 0.2% of the underlying assets as of March 31, 2020.
The following table summarizes the composition of advisory assets for the periods presented (dollars in billions):

	March 31,
	2020	2019	$ Change	% Change
Corporate platform advisory assets	$200.7	$191.8	$8.9	4.6%
Hybrid platform advisory assets	121.6	120.1	1.5	1.2%
Total advisory assets	$322.3	$311.9	$10.4	3.3%
Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.
The following table summarizes activity in advisory assets for the periods presented (in billions):

	Three Months Ended March 31,
	2020	2019
Balance - Beginning of period	$365.8	$282.0
Net new advisory assets	12.5	4.6
Market impact(1)	(56.0)	25.3
Balance - End of period	$322.3	$311.9
_______________________________

(1)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, representing the implied growth or decline in asset balances due to market changes over the same period of time.

Net new advisory assets in a particular quarter drive advisory revenue in future quarters, due to billing quarterly in advance. Therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period.
The growth in advisory revenue for the three months ended March 31, 2020 compared to the same period in 2019 was due to net new advisory assets resulting from our recruiting efforts and strong advisor productivity, offset by market losses as represented by lower levels of the S&P 500 index.
Our advisory revenues for the three months ending June 30, 2020 will generally be based on advisory asset values as of March 31, 2020. As a result, we expect those advisory revenues to be adversely affected by the market downturn in the first quarter of 2020 resulting from the COVID-19 pandemic despite our net new advisory asset growth in the first quarter of 2020.
Asset-Based Revenues
Asset-based revenues consist of omnibus processing and networking services (collectively referred to as “recordkeeping”), our sponsorship programs with financial product manufacturers, and fees from our client cash programs. We receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales education and training efforts. Omnibus processing revenues are paid to us by mutual fund product sponsors and are based on the value of custodied assets in advisory accounts and the number of brokerage accounts in which the related mutual fund positions are held. Networking revenues on brokerage assets are correlated to the number of positions we administer and are paid to us by mutual fund and annuity product manufacturers. Client cash-based revenues are generated on advisors’ clients’ cash balances in insured sweep accounts and money market programs at various banks. Pursuant to contractual arrangements, we receive fees based on account type and invested balances for administration and recordkeeping.
Asset-based revenues for the three months ended March 31, 2020 decreased compared to the same period in 2019 primarily due to decreased revenues from our client cash programs, offset by an increase in sponsorship programs and recordkeeping revenues.

Client cash revenues for the three months ended March 31, 2020 decreased compared to the same period in 2019 due to the impact of a lower federal funds effective rate during 2020, offset by higher average client cash balances. For the three months ended March 31, 2020, our average client cash balances increased to $38.5 billion compared to $31.3 billion for the same period in 2019.
Revenues for our recordkeeping and sponsorship programs for the three months ended March 31, 2020, which are largely based on the market value of the underlying assets, increased compared to the same period in 2019 due to higher value of underlying advisory assets.
We expect client cash revenues during the three months ending June 30, 2020 to be adversely affected by the impact of a lower federal funds effective rate. In addition, the recent market downturn will have an adverse impact on recordkeeping revenues during the three months ending June 30, 2020 in light of the decreased market value of the underlying assets.
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
Transaction and fee revenues increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to increased transaction volume in response to the market volatility caused by the COVID-19 pandemic, partially offset by a decrease in conference service revenue due to the cancellation of one of our first quarter advisor conferences.
Interest Income, Net of Interest Expense
We earn interest income from client margin accounts and cash equivalents, net of operating expense. Period-over-period variances correspond to changes in the average balances of assets in margin accounts and cash equivalents as well as changes in interest rates.
Interest income, net of interest expense decreased for the three months ended March 31, 2020, compared to the same period in 2019 primarily due to lower average interest rates.
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
Other revenues decreased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to unrealized losses on assets held in our advisor non-qualified deferred compensation plan caused by the market downturn.
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

The following table shows the components of our payout ratio, which is a statistical or operating measure:

	Three Months Ended March 31,
	2020	2019	Change
Base payout rate(1)	82.70%	82.95%	(25 bps)
Production based bonuses	2.37%	2.04%	33 bps
Total payout ratio	85.07%	84.99%	8 bps
_______________________________

(1)
Our base payout rate is calculated as commission and advisory expenses less production based bonuses and mark-to-market gains or losses on the non-qualified deferred compensation plan, divided by commission and advisory revenues.

Our total payout ratio increased for the three months ended March 31, 2020 compared with the same period in 2019, primarily due to an increase in production based bonuses, which were driven by broader price reductions on our corporate advisory platform, offset by a decrease in base payout rate driven by a spike in the sale of equities, which have a lower payout.
Compensation and Benefits Expense
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary employees and consultants.

	Three Months Ended March 31,
	2020	2019	Change
Average number of employees	4,350	4,267	1.9%
Compensation and benefits expense increased for the three months ended March 31, 2020 compared with the same period in 2019 due to an increase in salary and discretionary bonus expenses resulting from an increase in headcount.
Promotional Expense
Promotional expense includes costs related to our hosting of certain advisor conferences that serve as training, sales, and marketing events, business development costs related to advisor recruitment and retention, and other costs that support advisor business growth.
The increase in promotional expense for the three months ended March 31, 2020 compared with the same period in 2019 was primarily driven by an increase in costs associated with advisor loans, advertising, and conference expenses, partially offset by a decrease in recruiter and advisor promotions.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
The increase in depreciation and amortization expense for the three months ended March 31, 2020 compared with the same period in 2019 was primarily due to an increase in internally developed software.
Amortization of Intangible Assets
Amortization of intangible assets represents the benefits received for using long-lived assets, which consist of intangible assets established through our acquisitions.
Amortization of intangible assets remained relatively flat for the three months ended March 31, 2020 compared with the same period in 2019.
Occupancy and Equipment Expense
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expenses on computer hardware and other equipment.
The increase in occupancy and equipment expense for the three months ended March 31, 2020 compared with the same period in 2019 was primarily due to an increase in costs related to software licensing fees in support of our service and technology investments.

Professional Services
Professional services includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements.
The decrease in professional services for the three months ended March 31, 2020 compared with the same period in 2019 was primarily due to decreases in non-capitalized costs related to outsourced service and technology projects during the period.
Brokerage, Clearing, and Exchange Fees
Brokerage, clearing, and exchange fees include expenses originating from trading or clearing operations as well as any exchange membership fees. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.
The slight increase in brokerage, clearing, and exchange fees was consistent with the increase in the volume of sales and trading activity for the three months ended March 31, 2020 compared with the same period in 2019.
Communications and Data Processing
Communications expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges, and markets. Data processing expense consists primarily of customer statement processing and postage costs.
The decrease in communications and data processing expense for the three months ended March 31, 2020 compared with the same period in 2019 was primarily due to a decrease in client statement costs.
Other Expenses
Other expenses includes the estimated costs of the investigation, settlement and resolution of regulatory matters (including customer restitution and remediation), licensing fees, insurance, broker-dealer regulator fees, and other miscellaneous expenses. Other expenses will depend in part on the size and timing of resolving regulatory matters and the availability of self-insurance coverage, which depends in part on the amount and timing of resolving historical claims. There are particular uncertainties and complexities involved when assessing the potential costs and timing of regulatory matters, including the adequacy of loss reserves for potential liabilities that are self-insured by our captive insurance subsidiary.
Other expenses remained flat for the three months ended March 31, 2020 compared with the same period in 2019.
Non-Operating Interest Expense and Other
Non-operating interest expense and other represents expense from our senior secured credit facilities, senior unsecured notes, finance leases and other non-operating expenses.
The decrease in non-operating interest expense and other for the three months ended March 31, 2020 compared with the same period in 2019 was primarily due to a lower outstanding principal balance, and a lower interest rate on our senior secured term loan, partially offset by an increase in balance from issuing additional senior unsecured notes in 2019.
Provision for Income Taxes
We estimate our full-year effective income tax rate at the end of each reporting period. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the quarter in which resolution of a particular item occurs. The effective income tax rates reflect the impact of state taxes, settlement contingencies, tax credits, and other permanent differences in tax deductibility of certain expenses.
Our effective tax rate was 25.0% and 23.7% for the three months ended March 31, 2020 and 2019, respectively.
The increase in our effective tax rate for the three months ended March 31, 2020 compared with the same period in 2019 was primarily due to a reduction in tax benefits associated with stock option exercises under Accounting Standards Codification (“ASC”) Topic 718.

COVID-19 Impact
On March 11, 2020, the World Health Organization designated the spread of COVID-19 as a pandemic. As of the date of this Quarterly Report on Form 10-Q, COVID-19 has had a significant impact on global financial markets, and we continue to monitor its effects on the overall economy and our operations. We are not yet able to determine the full impact of the pandemic; however, should it continue for an extended period, there could be a material and adverse financial impact to our results of operations. For more information about the risks associated with COVID-19, see Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
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
A summary of changes in cash flow data is provided as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash flows provided by (used in):
Operating activities	$381,176	$35,233
Investing activities	(36,516)	(30,320)
Financing activities	(112,843)	(139,061)
Net increase (decrease) in cash, cash equivalents and restricted cash	231,817	(134,148)
Cash, cash equivalents and restricted cash — beginning of period	1,471,778	1,562,119
Cash, cash equivalents and restricted cash — end of period	$1,703,595	$1,427,971
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.
Net cash flows provided by operating activities includes net income and adjustments for non-cash expenses, changes in operating assets and liabilities, including balances related to the settlement and funding of client transactions, receivables from product sponsors, and accrued commission and advisory expenses due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and clients’ behaviors.
The increase in cash flows provided by operating activities for the three months ended March 31, 2020 compared to the same period in 2019 was primarily attributable to an increase in payables to clients and a decrease in receivables from clients, due to the timing of payments made, partially offset by an increase in receivables from product sponsors, broker-dealers and clearing organizations.
The increase in cash flows used in investing activities for the three months ended March 31, 2020 compared to the same period in 2019 was primarily attributable to an increase in capital expenditures and purchases of held-to-maturity securities.
The decrease in cash flows used in financing activities for the three months ended March 31, 2020 compared to the same period in 2019 was primarily attributable to proceeds from our revolving lines of credit, partially offset by an increase in repurchases of our common stock.
We have actively monitored our liquidity needs since the start of the COVID-19 pandemic. We believe that based on current levels of operations and anticipated growth, our cash flow from operations, together with other available sources of funds, which include three uncommitted lines of credit, the revolving credit facility established through our senior secured credit agreement (the “Credit Agreement”) and the committed revolving credit facility of LPL Financial, will be adequate to satisfy our working capital needs, the payment of all of our obligations, and the funding of anticipated capital expenditures for the foreseeable future. We believe that this will remain the case in reasonably likely stress scenarios involving a sustained market downturn and the persistence of current interest rates. We note that the earliest principal maturity date for our long-term borrowings is 2025 and our revolving credit facilities mature in 2024, which makes us less dependent on capital markets in the near-term.
We have certain capital adequacy requirements related to our registered broker-dealer subsidiary and bank trust subsidiary and have met all such requirements and expect to continue to do so for the foreseeable future. In particular, we believe that our liquidity planning has positioned us to meet reasonably foreseeable liquidity needs resulting from higher transaction volumes and price volatility, including higher margin requirements of clearing corporations and exchanges. For short-term liquidity needs we have the ability to draw on the committed revolving credit facility of LPL Financial and our senior secured revolving credit facility for a combined available amount of up to $1.1 billion.
We regularly evaluate our existing indebtedness, including refinancing thereof, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms, and general market conditions.
Share Repurchases
We engage in share repurchase programs, which are approved by our board of directors (the “Board of Directors”), pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. See Note 11. Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our share repurchases. We suspended share repurchases in mid-March in light of the business and financial uncertainties created by the COVID-19 pandemic. The resumption, timing and amount of future share repurchases, will generally be determined at our discretion within the constraints of our Credit Agreement, the indentures governing our senior unsecured notes (the “Indentures”), and consideration of our general liquidity needs.
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
LPL Financial is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At March 31, 2020, LPL Financial had net capital of $125.1 million with a minimum net capital requirement of $8.5 million.
LPL Financial’s ability to pay dividends greater than 10% of its excess net capital during any 35-day rolling period requires approval from the Financial Industry Regulatory Authority (“FINRA”). In addition, payment of dividends is restricted if LPL Financial’s net capital would be less than 5.0% of aggregate customer debit balances.

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
Debt and Related Covenants
See Note 8. Borrowings, within the notes to the unaudited condensed consolidated financial statements for further detail regarding the Credit Agreement and the Indentures.
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
As of March 31, 2020, we were in compliance with both of our financial covenants, a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (“Leverage Test,” as defined in the Credit Agreement) and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (“Interest Coverage,” as defined in the Credit Agreement). The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	5.00	2.07
Interest Coverage (Minimum)	3.00	9.19
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

Contractual Obligations
During the three months ended March 31, 2020, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2019 Annual Report on Form 10-K. See Note 8. Borrowings and Note 10. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K, for further detail on operating lease obligations and obligations under noncancelable service contracts.
Fair Value of Financial Instruments
We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures. See Note 5. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for a detailed discussion regarding our fair value measurements.
Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no other material changes to those policies that we consider to be significant since the filing of our 2019 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.
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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
REVENUES
Commission	$503,444	$461,359
Advisory	579,027	453,938
Asset-based	285,506	296,363
Transaction and fee	137,096	122,480
Interest income, net of interest expense	9,542	12,321
Other	(51,218)	25,218
Total net revenues	1,463,397	1,371,679
EXPENSES
Commission and advisory	870,795	799,698
Compensation and benefits	146,802	136,912
Promotional	57,398	51,349
Depreciation and amortization	26,644	23,470
Amortization of intangible assets	16,570	16,168
Occupancy and equipment	39,546	33,106
Professional services	14,605	19,612
Brokerage, clearing, and exchange	17,024	16,144
Communications and data processing	10,835	12,327
Other	26,228	26,403
Total operating expenses	1,226,447	1,135,189
Non-operating interest expense and other	29,318	32,716
INCOME BEFORE PROVISION FOR INCOME TAXES	207,632	203,774
PROVISION FOR INCOME TAXES	51,991	48,376
NET INCOME	$155,641	$155,398
EARNINGS PER SHARE (Note 13)
Earnings per share, basic	$1.96	$1.84
Earnings per share, diluted	$1.92	$1.79
Weighted-average shares outstanding, basic	79,507	84,487
Weighted-average shares outstanding, diluted	81,166	86,742
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except share data)

ASSETS	March 31, 2020	December 31, 2019
Cash and cash equivalents	$418,202	$590,209
Cash segregated under federal and other regulations	1,217,692	822,697
Restricted cash	67,701	58,872
Receivables from:
Clients, net of allowance of $376 at March 31, 2020 and $115 at December 31, 2019	360,533	433,986
Product sponsors, broker-dealers, and clearing organizations	218,690	177,654
Advisor loans, net of allowance of $6,573 at March 31, 2020 and $3,974 at December 31, 2019	457,470	441,743
Others, net of allowance of $3,710 at March 31, 2020 and $10,292 at December 31, 2019	351,169	298,790
Securities owned:
Trading — at fair value	29,199	46,447
Held-to-maturity — at amortized cost	14,361	11,806
Securities borrowed	15,927	17,684
Fixed assets, net of accumulated depreciation and amortization of $414,322 at March 31, 2020 and $388,355 at December 31, 2019	542,821	533,044
Operating lease assets	103,870	102,477
Goodwill	1,503,648	1,503,648
Intangible assets, net of accumulated amortization of $561,223 at March 31, 2020 and $544,653 at December 31, 2019	423,341	439,838
Deferred income taxes, net	517	—
Other assets	385,625	401,343
Total assets	$6,110,766	$5,880,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$149,832	$218,636
Payables to clients	1,328,882	1,058,873
Payables to broker-dealers and clearing organizations	117,860	92,002
Accrued commission and advisory expenses payable	155,360	174,330
Accounts payable and accrued liabilities	454,241	557,969
Income taxes payable	65,282	20,129
Unearned revenue	109,420	82,842
Securities sold, but not yet purchased — at fair value	295	176
Long-term and other borrowings, net	2,467,719	2,398,818
Operating lease liabilities	142,922	141,900
Finance lease liabilities	107,596	108,592
Deferred income taxes, net	—	2,098
Total liabilities	5,099,409	4,856,365
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 127,035,564 shares issued at March 31, 2020 and 126,494,028 shares issued at December 31, 2019	127	126
Additional paid-in capital	1,720,276	1,703,973
Treasury stock, at cost — 48,177,751 shares at March 31, 2020 and 46,259,989 shares at December 31, 2019	(2,392,712)	(2,234,793)
Retained earnings	1,683,666	1,554,567
Total stockholders’ equity	1,011,357	1,023,873
Total liabilities and stockholders’ equity	$6,110,766	$5,880,238
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2019
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2018	124,910	$125	$1,634,337	39,821	$(1,730,535)	$—	$1,070,146	$974,073
Net income, net of tax expense						—	155,398	155,398
Cumulative effect of accounting change							5,724	5,724
Issuance of common stock to settle restricted stock units, net	204	—	—	58	(4,428)			(4,428)
Treasury stock purchases				1,747	(125,034)			(125,034)
Cash dividends on common stock							(21,079)	(21,079)
Stock option exercises and other	534	1	15,330	(14)	513		233	16,077
Share-based compensation	—		8,964					8,964
BALANCE — March 31, 2019	125,648	$126	$1,658,631	41,612	$(1,859,484)	$—	$1,210,422	$1,009,695

	Three Months Ended March 31, 2020
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2019	126,494	$126	$1,703,973	46,260	$(2,234,793)	$—	$1,554,567	$1,023,873
Net income, net of tax expense						—	155,641	155,641
Cumulative effect of accounting change							(7,317)	(7,317)
Issuance of common stock to settle restricted stock units, net	315	—	—	122	(8,370)			(8,370)
Treasury stock purchases				1,810	(150,036)			(150,036)
Cash dividends on common stock							(19,713)	(19,713)
Stock option exercises and other	227	1	6,971	(14)	487		488	7,947
Share-based compensation			9,332					9,332
BALANCE — March 31, 2020	127,036	$127	$1,720,276	48,178	$(2,392,712)	$—	$1,683,666	$1,011,357

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$155,641	$155,398
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	26,644	23,470
Amortization of intangible assets	16,570	16,168
Amortization of debt issuance costs	1,348	1,026
Share-based compensation	9,332	8,964
Provision for bad debts	2,691	3,249
Deferred income tax provision	(89)	(10)
Loan forgiveness	25,714	22,807
Other	(1,841)	(1,695)
Changes in operating assets and liabilities:
Receivables from clients	73,192	19,803
Receivables from product sponsors, broker-dealers, and clearing organizations	(41,036)	9,878
Advisor loans	(48,013)	(45,418)
Receivables from others	(56,089)	(22,795)
Securities owned	15,221	2,414
Securities borrowed	1,757	2,159
Operating leases	(371)	(254)
Other assets	(51,675)	(30,969)
Drafts payable	(68,804)	(38,918)
Payables to clients	270,009	(172,044)
Payables to broker-dealers and clearing organizations	25,858	58,195
Accrued commission and advisory expenses payable	(18,970)	(9,371)
Accounts payable and accrued liabilities	(27,763)	(26,982)
Income taxes receivable/payable	45,153	41,750
Unearned revenue	26,578	18,511
Securities sold, but not yet purchased	119	(103)
Net cash provided by operating activities	381,176	35,233
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,973)	(30,332)
Purchase of securities classified as held-to-maturity	(3,793)	(1,238)
Proceeds from maturity of securities classified as held-to-maturity	1,250	1,250
Net cash used in investing activities	(36,516)	(30,320)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	616,000	—
Repayments of revolving credit facility	(545,000)	—
Repayment of senior secured term loans	(2,675)	(3,750)
Payment of contingent consideration	(10,000)	—
Tax payments related to settlement of restricted stock units	(8,370)	(4,428)
Repurchase of common stock	(150,036)	(125,034)
Dividends on common stock	(19,713)	(21,079)
Proceeds from stock option exercises and other	7,947	16,076
Principal payment of finance leases and obligations	(996)	(846)
Net cash used in financing activities	(112,843)	(139,061)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	231,817	(134,148)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	1,471,778	1,562,119
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$1,703,595	$1,427,971
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$37,842	$45,556
Income taxes paid	$6,928	$6,635
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$15,031	$12,979
Lease assets obtained in exchange for operating lease liabilities	$3,447	$108,539

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial condition that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31,
	2020	2019
Cash and cash equivalents	$418,202	$676,903
Cash segregated under federal and other regulations	1,217,692	708,241
Restricted cash	67,701	42,827
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,703,595	$1,427,971
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
Description of Subsidiaries
LPL Holdings, Inc. (“LPLH”), a Massachusetts holding corporation, owns 100% of the issued and outstanding common stock or other ownership interest in each of LPL Financial LLC (“LPL Financial”), AW Subsidiary, Inc., LPL Employee Services, LLC, Fortigent Holdings Company, Inc. and LPL Insurance Associates, Inc. (“LPLIA”), as well as a captive insurance subsidiary (the “Captive Insurance Subsidiary”) that underwrites insurance for various legal and regulatory risks of the Company. LPLH is also the majority stockholder in PTC Holdings, Inc. (“PTCH”), and owns 100% of the issued and outstanding voting common stock. Each member of PTCH’s board of directors meets the direct equity ownership interest requirements that are required by the Office of the Comptroller of the Currency.
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
Fortigent Holdings Company, Inc. and its subsidiaries provide solutions and consulting services to registered investment advisers (“RIAs”), banks, and trust companies serving high-net-worth clients.
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
LPL Employee Services, LLC is a holding company for Allen & Company of Florida, LLC (“Allen & Company”), an RIA.
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
The unaudited condensed consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of results of income, comprehensive income, financial position, and cash flows in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2019, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
See below for significant accounting polices updated on January 1, 2020. A summary of other significant accounting policies are included in Note 2. Summary of Significant Accounting Policies, in the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2019.
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
Receivables from clients are generally fully secured by securities held in the clients’ accounts. To the extent that margin loans and other receivables from clients are not fully collateralized by client securities, management establishes an allowance that it believes is sufficient to cover any probable losses. When establishing this allowance, management considers a number of factors, including its ability to collect from the client or the client’s advisor and the Company’s historical experience in collecting on such transactions.
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from clients (in thousands):

March 31,
2020
Beginning balance — January 1	$115
Impact of CECL adoption	—
Provision for bad debts	261
Charge-offs, net of recoveries	—
Ending balance — March 31	$376

Advisor Loans
The Company periodically extends credit to its advisors in the form of recruiting loans, commission advances, and other loans. The decision to extend credit to an advisor is generally based on the advisor’s credit history and their ability to generate future commissions. Loans made in connection with recruiting can be either repayable or forgivable over terms generally up to ten years provided that the advisor remains licensed through LPL Financial. Forgivable loans are not repaid in cash and are amortized over the term of the loan. If an advisor terminates their arrangement with the Company prior to the loan maturity date, the remaining balance becomes repayable immediately. An allowance for uncollectible amounts is recorded at the inception of repayable loans and upon advisor termination for forgivable loans using estimates and assumptions based on historical lifetime loss experience and expectations of future loss rates based on current facts.
Advisor repayable loans totaled $109.8 million and advisor forgivable loans that have become repayable upon advisor termination totaled $2.9 million as of March 31, 2020. Included in the table below is a $1.4 million allowance for advisor forgivable loans that have become repayable.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts for advisor loans (in thousands):

March 31,
2020
Beginning balance — January 1	$3,974
Impact of CECL adoption	6,227
Provision for bad debts	1,225
Charge-offs, net of recoveries	(4,853)
Ending balance — March 31	$6,573

Receivables from Others
Receivables from others primarily consists of accrued fees from product sponsors and amounts due from advisors. An allowance for uncollectible amounts is recorded at inception using estimates and assumptions based on historical experience, current facts and other factors. Management monitors the adequacy of these estimates through periodic evaluations against actual trends experienced.
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from others (in thousands):

March 31,
2020
Beginning balance — January 1	$10,292
Impact of CECL adoption	3,617
Provision for bad debts	1,205
Charge-offs, net of recoveries	(11,404)
Ending balance — March 31	$3,710

Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness, which are carried at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 5. Fair Value Measurements, for additional information regarding the Company’s fair value measurements. As of March 31, 2020, the carrying amount and fair value of the Company’s indebtedness was approximately $2,483.3 million and $2,357.1 million, respectively. As of December 31, 2019, the carrying amount and fair value was approximately $2,415.0 million and $2,476.0 million, respectively.
Recently Issued Accounting Pronouncements
There are no recently issued accounting pronouncements that would materially impact the Company’s consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted the provisions of this guidance on January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Results for reporting periods beginning after January 1, 2020 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The adoption had no material impact on the Company’s recognition of credit losses.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes or modifies certain current disclosures, and requires additional disclosures. The changes are meant to provide more relevant information regarding valuation techniques and inputs used to arrive at measures of fair value, uncertainty in the fair value measurements, and how changes in fair value measurements impact an entity’s performance and cash flows. Certain disclosures in ASU 2018-13 will need to be applied on a retrospective basis and others on a prospective basis. The Company adopted the provisions of this guidance on January 1, 2020. The adoption had no material impact on the Company’s related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for costs to implement a cloud computing arrangement that is a service with the guidance on capitalizing costs for developing or obtaining internal-use software. The Company prospectively adopted the provisions of this guidance on January 1, 2020. The adoption had no material impact on the Company’s unaudited condensed consolidated financial statements.
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
The following table presents total commission revenue disaggregated by investment product category (in thousands):

	Three Months Ended March 31,
	2020	2019
Commission revenue
Annuities	$245,662	$247,453
Mutual funds	156,156	140,662
Fixed income	29,125	24,195
Equities	37,421	18,364
Other	35,080	30,685
Total commission revenue	$503,444	$461,359

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
The following table presents sales-based and trailing commission revenues disaggregated by product category (in thousands):

	Three Months Ended March 31,
	2020	2019
Commission revenue
Sales-based
Annuities	$92,525	$95,615
Mutual funds	45,534	34,631
Fixed income	29,125	24,195
Equities	37,421	18,364
Other	23,786	18,194
Total sales-based revenue	$228,391	$190,999
Trailing
Annuities	$153,137	$151,838
Mutual funds	110,622	106,031
Other	11,294	12,491
Total trailing revenue	$275,053	$270,360
Total commission revenue	$503,444	$461,359

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
Asset-Based Revenue
Asset-based revenue consists of fees from the Company’s client cash programs, which consist of fees from its money market programs and insured cash sweep vehicles, sponsorship programs, and recordkeeping.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Sponsorship Programs
The Company receives fees from product sponsors, primarily mutual fund and annuity companies, for marketing support and sales force education and training efforts. Compensation for these performance obligations is either a fixed fee, a percentage of the average annual amount of product sponsor assets held in advisors’ clients’ accounts, a percentage of new sales, or some combination. As the value of product sponsor assets held in advisors’ clients’ accounts is susceptible to unpredictable market changes, this revenue includes variable consideration and is constrained until the date that the fees are determinable.
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
The following table sets forth asset-based revenue at a disaggregated level (in thousands):

	Three Months Ended March 31,
	2020	2019
Asset-based revenue
Client cash	$151,398	$173,139
Sponsorship programs	64,449	62,084
Recordkeeping	69,659	61,140
Total asset-based revenue	$285,506	$296,363

Transaction and Fee Revenue
Transaction revenue primarily includes fees the Company charges to advisors and their clients for executing certain transactions in brokerage and fee-based advisory accounts. Transaction revenue is recognized at the point-in-time that a transaction is executed, which is generally the trade date. Fee revenue may be generated from advisors or their clients. Fee revenues primarily include IRA custodian fees, contract and licensing fees, and other client account fees. In addition, the Company hosts certain advisor conferences that serve as training, education, sales, and marketing events, for which the Company collects a fee for attendance. Fee revenue is recognized when the Company satisfies its performance obligations. Recognition varies from point-in-time to over time depending on whether the service is provided once at an identifiable point-in-time or if the service is provided continually over the contract life.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth transaction and fee revenue disaggregated by recognition pattern (in thousands):

	Three Months Ended March 31,
	2020	2019
Transaction and fee revenue
Point-in-time(1)	$65,638	$54,681
Over time(2)	71,458	67,799
Total transaction and fee revenue	$137,096	$122,480

_______________________________

(1)	Transaction and fee revenue recognized point-in-time includes revenue such as transaction fees, IRA termination fees, and technology fees.

(2)	Transaction and fee revenue recognized over time includes revenue such as error and omission insurance fees, IRA custodian fees, and technology fees.
The Company is the principal and recognizes transaction and fee revenue on a gross basis as it is primarily responsible for delivering the respective services being provided, which is demonstrated by the Company’s ability to control the fee amounts charged to customers.
Interest Income, Net of Interest Expense
The Company earns interest income from client margin accounts and cash equivalents, less interest expense on related transactions. This revenue is not generated from contracts with customers. Interest expense incurred in connection with cash equivalents and client margin balances is completely offset by revenue on related transactions; therefore, the Company considers such interest to be an operating expense. Interest expense from operations for the three months ended March 31, 2020 and 2019 was not material.
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
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. The increase in the unearned revenue balance for the three months ended March 31, 2020 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by $78.5 million of revenues recognized that were included in the unearned revenue balance as of December 31, 2019.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

4.    Acquisitions
On August 1, 2019, the Company acquired all of the outstanding equity interests of Allen & Company. Under the transaction structure, Allen & Company advisors and staff became employees of the Company, and Allen & Company will maintain its operations and brand. The Company paid approximately $24.9 million at closing and also agreed to a potential contingent payment of up to $10.0 million, payable approximately six months after the closing date based on the percentage of assets retained by Allen & Company advisors. In February 2020, the Company paid the full $10.0 million, which had previously been recorded as an obligation within accounts payable and accrued liabilities.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the three months ended March 31, 2020.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At March 31, 2020, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At March 31, 2020, the Company did not adjust prices received from the independent third-party pricing services.
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
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,920	$—	$—	$4,920
Securities owned — trading:
Money market funds	112	—	—	112
Mutual funds	7,383	—	—	7,383
Equity securities	468	—	—	468
Debt securities	—	149	—	149
U.S. treasury obligations	20,489	—	—	20,489
Certificates of deposit	598	—	—	598
Total securities owned — trading	29,050	149	—	29,199
Other assets	228,121	9,393	—	237,514
Total assets at fair value	$262,091	$9,542	$—	$271,633
Liabilities
Securities sold, but not yet purchased:
Equity securities	$272	$—	$—	$272
Debt securities	—	23	—	23
Total securities sold, but not yet purchased	272	23	—	295
Total liabilities at fair value	$272	$23	$—	$295

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
The amortized cost, gross unrealized gain, and fair value of securities held-to-maturity were as follows (in thousands):

	March 31, 2020	December 31, 2019
Amortized cost	$14,361	$11,806
Gross unrealized gain	300	83
Fair value	$14,661	$11,889

At March 31, 2020, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$5,079	$9,282	$—	$14,361
U.S. government notes — at fair value	$5,143	$9,518	$—	$14,661

7.    Goodwill and Other Intangible Assets
The balances in goodwill and intangible assets were a result of various acquisitions. See Note 9. Goodwill and Other Intangible Assets, in the Company’s audited consolidated financial statements and the related notes in the 2019 Annual Report on Form 10-K for a discussion of the components of goodwill and additional information regarding intangible assets.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

8.    Borrowings
The Company’s outstanding borrowings were as follows (dollars in thousands):

	March 31, 2020			December 31, 2019
Long-Term Borrowings	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Senior Secured Term Loan B(1)	$1,067,325	LIBOR+175 bps	2.71%	$1,070,000	LIBOR+175 bps	3.54%	11/12/2026
Senior Unsecured Notes(1)(2)	900,000	Fixed Rate	5.75%	900,000	Fixed Rate	5.75%	9/15/2025
Senior Unsecured Notes(1)(3)	400,000	Fixed Rate	4.63%	400,000	Fixed Rate	4.63%	11/15/2027
Total long-term borrowings	2,367,325			2,370,000
Plus: Unamortized Premium	8,208			8,583
Less: Unamortized Debt Issuance Cost	(23,814)			(24,765)
Net Carrying Value	$2,351,719			$2,353,818
Other Borrowings
Revolving Credit Facility(4)	$66,000	ABR+25bps	3.50%	$45,000	ABR+25bps	5.00%	11/12/2024
Broker-Dealer Revolving Credit Facility(5)	50,000	FFR+125bps	2.25%	—	FFR+125bps	—	7/31/2024
Total borrowings	$2,467,719			$2,398,818
_______________________________

(1)	No leverage or interest coverage maintenance covenants.

(2)
The 2025 Notes were issued in two separate transactions; $500.0 million in original notes were issued in March 2017 at par and $400.0 million in additional notes were issued in September 2017 and priced at 103.0% of the aggregate principal amount.

(3)	The 2027 Notes were issued in November 2019 at par.

(4)
The alternate base rate (ABR) was the PRIME rate, and reflects the interest rate incurred on the senior secured revolving credit facility on the outstanding balances as of March 31, 2020 and December 31, 2019.

(5)	The federal funds rate (FFR) was the interest rate incurred on the committed, unsecured revolving credit facility held at LPL Financial on the outstanding balance as of March 31, 2020.
On November 12, 2019, LPLFH and LPLH entered into a fourth amendment agreement (the “Amendment”) to the Company’s amended and restated credit agreement (“Credit Agreement”), and repriced its senior secured Term Loan B facility (“Term Loan B”), increased the size of its senior secured revolving credit facility from $500.0 million to $750.0 million, extended the maturity dates applicable to its Term Loan B and its senior secured revolving credit facility, and made certain other changes to its credit agreement. Additionally, LPLH raised $400.0 million in aggregate principal amount of 4.625% senior unsecured notes which were issued at par (“2027 Notes”). The proceeds from the 2027 Notes were used to pay down the Term Loan B principal balance to $1,070.0 million. In connection with the execution of the Amendment, the Company incurred $13.5 million in costs which are capitalized as debt issuance costs in the consolidated statements of financial condition and accelerated the recognition of $3.2 million of unamortized debt issuance costs as a loss on extinguishment of debt in the consolidated statements of income.
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of March 31, 2020, the Company was in compliance with such covenants.
Issuance of 4.625% Senior Notes due 2027
The 2027 Notes are unsecured obligations, governed by an indenture, that will mature on November 15, 2027, and bear interest at the rate of 4.625% per year, with interest payable semi-annually, beginning on May 15, 2020. The Company may redeem all or part of the 2027 Notes at any time prior to November 15, 2022 (subject to a customary “equity claw” redemption right) at 100% of the principal amount redeemed plus a “make-whole” premium. Thereafter, the Company may redeem all or part of the 2027 Notes at annually declining redemption premiums until November 15, 2024, at and after which date the redemption price will be equal to 100% of the principal amount redeemed plus any accrued and unpaid interest thereon.
Issuance of 5.75% Senior Notes due 2025
LPLH issued $500.0 million aggregate principal amount of 5.75% senior notes on March 10, 2017 (the “Original Notes”) and $400.0 million aggregate principal amount of 5.75% senior notes on September 21, 2017 (together with the Original Notes, the “2025 Notes”). The 2025 Notes are unsecured obligations, governed by an indenture, that will mature on September 15, 2025, and bear interest at the rate of 5.75% per year, with interest

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

payable semi-annually, beginning September 15, 2017. The Company may redeem all or part of the 2025 Notes at any time prior to March 15, 2020 (subject to a customary “equity claw” redemption right) at 100% of the principal amount redeemed plus a “make-whole” premium. Thereafter the Company may redeem all or part of the 2025 Notes at annually declining redemption premiums until March 15, 2023, at and after which date the redemption price will be equal to 100% of the principal amount redeemed.
Term Loan B and Revolving Credit Facility
Borrowings under the Term Loan B facility bear interest at a rate per annum of 175 basis points over the Eurodollar Rate or 75 basis points over the base rate (as defined in the Credit Agreement), and have no leverage or interest coverage maintenance covenants. Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 125 to 175 basis points over the Eurodollar Rate or 25 to 75 basis points over the base rate, depending on the Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement). The Eurodollar Rate option is the one-, two-, three-, or six-month LIBOR rate, as selected by LPLH, or, with the approval of the applicable lenders, twelve-month LIBOR rate or the LIBOR rate for another period acceptable to the Administrative Agent (including a shorter period). The LIBOR rate, on which the Eurodollar Rate is based, is expected to be discontinued by December 31, 2021. The Credit Agreement permits LPLH to agree with the administrative agent for the Credit Agreement on a replacement benchmark rate subject to certain conditions (including that a majority of the lenders do not object to such replacement rate within a specified period of time following notice thereof from the administrative agent).
The Company is required to make quarterly payments on the Term Loan B facility equal to 0.25% of the aggregate principal amount of the loans under the Term Loan B facility.
Broker-Dealer Revolving Credit Facility
On July 31, 2019, LPL Financial, the Company’s broker-dealer subsidiary, entered into a committed, unsecured revolving credit facility that matures on July 31, 2024 and allows for a maximum borrowing of up to $300.0 million (the “LPL Financial Credit Facility”). LPL Financial incurred approximately $1.5 million in debt issuance costs. Borrowings under the LPL Financial Credit Facility bear interest at a rate per annum ranging from 112.5 to 137.5 basis points over the Federal Funds Rate or Eurodollar Rate, depending on the Parent Leverage Ratio (each as defined in the credit agreement related to the LPL Financial Credit Facility). The credit agreement related to the LPL Financial Credit Facility subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of March 31, 2020.
Bank Loans Payable
The Company maintained three uncommitted lines of credit as of March 31, 2020. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The third line has a $150.0 million limit and allows for both collateralized and uncollateralized borrowings. There were no balances outstanding as of March 31, 2020 or December 31, 2019.
Letters of Credit
As of March 31, 2020, the Company had $3.7 million of irrevocable letters of credit, with an applicable interest rate margin of 1.25%, which were supported by the credit facility.
9.    Leases
The Company determines if an arrangement is a lease or contains a lease at inception. The Company has operating and finance leases for corporate offices and equipment with remaining lease terms of 2 years to 16 years, some of which include options to extend the lease for up to 20 years. For leases with renewal options, the lease term is extended to reflect renewal options the Company is reasonably certain to exercise.
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
Finance lease assets are included in fixed assets in the unaudited condensed consolidated statements of financial condition and at March 31, 2020 were $106.1 million.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$4,417	$4,302
Finance lease cost:
Amortization of right-of-use assets	$1,285	$1,164
Interest on lease liabilities	2,103	2,092
Total finance lease cost	$3,388	$3,256

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,000	$4,669
Operating cash flows from finance leases	$2,103	$2,092
Financing cash flows from finance leases	$997	$846

Supplemental weighted-average information related to leases was as follows:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Finance leases	26.0	26.2
Operating leases	8.8	9.1
Weighted-average discount rate:
Finance leases	7.77%	7.75%
Operating leases	7.15%	7.27%

Maturities of lease liabilities as of March 31, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
2020 - remainder	$15,637	$6,490
2021	21,309	9,735
2022	21,840	8,802
2023	21,462	8,576
2024	21,241	8,727
Thereafter	94,566	233,639
Total lease payments	196,055	275,969
Less imputed interest	53,133	168,373
Total	$142,922	$107,596

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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded commitments at March 31, 2020.
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
On May 1, 2018 the Company agreed to a settlement structure with the North American Securities Administrators Association that related to the Company’s historical compliance with certain state “blue sky” laws and resulted in aggregate fines of approximately $26.4 million, all of which were covered by the Captive Insurance Subsidiary’s loss reserves. As part of the settlement structure, the Company engaged independent third party consultants to conduct a historical review of securities transactions and an operational review of the Company’s systems for complying with blue sky securities registration requirements, each of which has been completed. The Company also agreed to offer customers remediation in the form of reimbursement for any actual losses, plus interest. As of the date of this Quarterly Report on Form 10-Q, customer remediation is substantially complete and the cost is not expected to be material.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Self-Insurance
The Company has self-insurance for certain potential liabilities through the Captive Insurance Subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends, so there are particular complexities and uncertainties involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured. As of March 31, 2020, these self-insurance liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the unaudited condensed consolidated statements of income for the three months ended March 31, 2020.
Other Commitments
As of March 31, 2020, the Company had approximately $276.4 million of client margin loans that were collateralized with securities having a fair value of approximately $386.9 million that it can repledge, loan, or sell. Of these securities, approximately $60.7 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of March 31, 2020, there were no restrictions that materially limited the Company’s ability to repledge, loan, or sell the remaining $326.2 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition includes $5.5 million pledged to the Options Clearing Corporation at both March 31, 2020 and December 31, 2019, and $15.0 million pledged to the National Securities Clearing Corporation at both March 31, 2020 and December 31, 2019.
11.    Stockholders’ Equity
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s board of directors (the “Board of Directors”) as well as certain limits under the Credit Agreement and indentures. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2020		2019
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$19.7	$0.25	$21.1
Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the unaudited condensed consolidated statements of financial condition. As of March 31, 2020, the Company was authorized to purchase up to an additional $349.8 million of shares pursuant to share repurchase programs approved by the Board of Directors.
The Company had the following activity under its approved share repurchase programs (dollars in millions, except per share data):

	2020
	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost(1)
First quarter	1,809,553	$82.91	$150.0
_______________________________

(1)	Included in the total cost of shares purchased is a commission fee of $0.02 per share.

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
As of March 31, 2020, the 2010 Plan had 20,055,945 shares authorized for grant and 3,822,808 shares remaining available for future issuance.
Stock Options and Warrants
The following table summarizes the Company’s stock option and warrant activity as of and for the three months ended March 31, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2019	2,705,241	$43.81
Granted	—	$—
Exercised	(226,913)	$30.61
Forfeited and Expired	(19,629)	$68.52
Outstanding — March 31, 2020	2,458,699	$44.83	5.76	$36,384
Exercisable — March 31, 2020	2,084,055	$39.64	5.25	$36,384
Exercisable and expected to vest — March 31, 2020	2,430,980	$44.49	5.72	$36,384

The following table summarizes information about outstanding stock options and warrants as of March 31, 2020:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	470,784	$20.01	5.92	470,784	$20.01
$25.01 - $35.00	505,012	$30.84	2.01	505,012	$30.84
$35.01 - $45.00	435,862	$39.61	6.72	435,862	$39.61
$45.01 - $65.00	319,107	$48.89	4.54	319,107	$48.89
$65.01 - $75.00	340,141	$65.54	7.58	219,901	$65.50
$75.01 - $80.00	387,793	$77.53	8.76	133,389	$77.53
	2,458,699	$44.83	5.76	2,084,055	$39.64

The Company recognized share-based compensation related to the vesting of stock options awarded to employees and officers of $1.4 million and $3.0 million during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $6.1 million, which is expected to be recognized over a weighted-average period of 1.65 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units, and performance stock units, for the three months ended March 31, 2020:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2019	8,296	$81.99	792,185		$66.28
Granted	—	$—	439,421		$77.41
Vested	—	$—	(314,623)		$53.58
Forfeited	—	$—	(10,551)		$71.51
Nonvested — March 31, 2020	8,296	$81.99	906,432	(1)	$76.02
Expected to vest — March 31, 2020	8,296	$81.99	795,723		$77.68

_______________________________

(1)	Includes 50,984 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors, restricted stock units to its employees and officers, and performance stock units to its officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $6.7 million and $4.6 million of share-based compensation related to the vesting of these restricted stock awards and stock units during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, total unrecognized compensation cost for restricted stock awards and stock units was $45.7 million, which is expected to be recognized over a weighted-average remaining period of 2.42 years.
The Company also grants restricted stock units to its advisors and to financial institutions. The Company recognized share-based compensation of $0.7 million and $1.0 million related to the vesting of these awards during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $3.7 million, which is expected to be recognized over a weighted-average remaining period of 1.96 years.
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

	Three Months Ended March 31,
	2020	2019
Net income	$155,641	$155,398

Basic weighted-average number of shares outstanding	79,507	84,487
Dilutive common share equivalents	1,659	2,255
Diluted weighted-average number of shares outstanding	81,166	86,742

Basic earnings per share	$1.96	$1.84
Diluted earnings per share	$1.92	$1.79

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The computation of diluted earnings per share excludes stock options, warrants, and stock units that are anti-dilutive. For the three months ended March 31, 2020 and 2019, stock options, warrants, and stock units representing common share equivalents of 390,014 shares and 465,252 shares, respectively, were anti-dilutive.
14.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, settlement contingencies, tax credits and other permanent differences in tax deductibility of certain expenses. These items resulted in effective tax rates of 25.0% and 23.7% for the three months ended March 31, 2020 and 2019, respectively.
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
The Company recognized revenue for services provided to these related parties of $1.1 million and $0.9 million during the three months ended March 31, 2020 and 2019, respectively. The Company incurred expenses for the services provided by these related parties of $0.5 million and $0.4 million during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and 2019, receivables and payables to related parties were not material.
16.    Net Capital and Regulatory Requirements
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also provide that the broker-dealer’s capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and the Financial Industry Regulatory Authority to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and, as of March 31, 2020, had net capital of $125.1 million with a minimum net capital requirement of $8.5 million.
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
As of March 31, 2020 and December 31, 2019, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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
In addition, we are subject to market risk resulting from system incidents or interruptions and human error, which can require customer trade corrections. We also have market risk on the fees we earn that are based on the market value of brokerage and advisory assets along with assets on which trailing commissions are paid, and assets eligible for sponsor payments.
As of March 31, 2020, the fair value of our trading securities owned was $29.2 million and securities sold, but not yet purchased were immaterial. The fair value of securities included within other assets was $237.5 million as of March 31, 2020. See Note 5. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased and other assets associated with our client facilitation activities. See Note 6. Held-to-Maturity Securities, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of March 31, 2020, $1.1 billion of our outstanding debt under our Credit Agreement was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are generally subject to the same, but off-setting, interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Variable Interest Rates at March 31, 2020	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facilities		Points	Points	Points	Points
Term Loan B	$1,067,325	$1,063	$2,658	$5,317	$10,633
See Note 8. Borrowings, within the notes to the unaudited condensed consolidated financial statements for additional information.
Our interest rate for Term Loan B is locked in for one, two, three, six, or twelve months as allowed under the Credit Agreement. At the end of the selected periods the rates will be locked in at the then current rate. The effect of these interest rate locks are not included in the table above.
As of March 31, 2020 we offered our advisors and their clients two primary cash sweep vehicles that are interest rate sensitive: our insured cash account (“ICA”) for individuals, trusts and sole proprietorships, and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts, and other organizations, and an insured deposit cash account (“DCA”) for advisory individual retirement accounts. In addition, we offered our advisors and their clients a money market program, including money market accounts and purchased money market funds. While clients earn interest for balances on deposit in ICA and DCA, we earn a fee. Our fees from ICAs are based on prevailing interest rates in the current interest rate environment. The fees that we receive from the DCA vehicle are calculated as a per account fee; such fees increase as the federal funds target rate increases, subject to a cap. The fees we receive on cash balances in our advisors’ clients’ accounts in our money market program, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the bank deposit sweep vehicles are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicles relative to other products into which clients may move cash balances.
Credit Risk
Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s, or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. Credit risk includes the risk that loans we extend to advisors to facilitate their transition to our platform or to fund their business development activities are not repaid in full or on time. Credit risk also includes the risk that collateral posted with LPL Financial by clients to support margin lending or derivative trading is insufficient to meet clients’ contractual obligations to LPL Financial. We bear credit risk on the activities of our advisors’ clients, including the execution, settlement, and financing of various transactions on behalf of these clients.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments, and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the three months ended March 31, 2020 and 2019. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Operational Risk
Operational risk is defined as the risk of loss resulting from failed or inadequate processes or systems, actions by people, or external events. We operate in diverse markets and are reliant on the ability of our employees and information technology systems, as well as third-party service providers and their systems, to manage a large volume of transactions and confidential information, including personally identifiable information, effectively and securely. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing operating environment with increasing transaction volumes and in light of increasing reliance on systems capabilities and performance, as well as third-party service providers. In the event of the breakdown, obsolescence, or improper operation of systems, malicious cyber activity or improper action by employees, advisors, or third-party service providers, we could suffer business disruptions, financial loss, data loss, regulatory sanctions, and damage to our reputation. Although we have developed business continuity and disaster recovery plans, those plans could be inadequate, disrupted, or otherwise unsuccessful in maintaining the competitiveness, stability, security, or continuity of critical systems as a result of, among other things, obsolescence, improper operation, third-party dependencies or limitations of our current technology.
In order to assist in the mitigation and control of operational risk, we have an operational risk framework that is designed to enable assessment and reporting on operational risk across the firm. This framework aims to ensure policies and procedures are in place and appropriately designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits. Notwithstanding the foregoing, please consult the “Risks Related to Our Technology” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K for more information about the risks associated with our technology, including risks related to security, our risk management policies and procedures, and the potential related effects on our operations.
Our senior management is monitoring developments in the COVID-19 pandemic and is implementing changes to our policies, procedures and operations to protect the integrity and continuity of our business and the health and safety of our employees. For example, we equipped and enabled a substantial majority of employees to work remotely, implemented physical distancing and enhanced cleaning protocols throughout our corporate offices, and worked closely with our vendors to maintain service continuity throughout the market volatility and increased operational volumes that occurred during the quarter. There can be no guarantee that our business continuity plans and the other efforts to manage the business implications of COVID-19 will be effective, or that there will not be material adverse effects on our results of operations. For information about the risks associated with COVID-19, see Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Regulatory and Legal Risk
The regulatory environment in which we operate is discussed in detail within Part I, “Item 1. Business” in our 2019 Annual Report on Form 10-K. In recent years, and during the period presented in this Quarterly Report on Form 10-Q, we have observed the SEC, FINRA and state regulators broaden the scope, frequency, and depth of their examinations and inquiries to include greater emphasis on the quality, consistency and oversight of our compliance systems and programs. Please consult the “Risks Related to Our Regulatory Environment” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K for more information about the risks associated with operating within our regulatory environment, pending regulatory matters and the potential related effects on our operations.
Risk Management
We employ an enterprise risk management (“ERM”) framework that is intended to address key risks and responsibilities, enable us to execute our business strategy, and protect our Company and its franchise. Our framework is designed to promote clear lines of risk management accountability and a structured escalation process for key risk information and events.
We operate a three-lines-of-defense model whereby the primary ownership for risk and control processes is the responsibility of business and control owners who are the “first line” of defense in effectively managing risks. The first line is responsible for risk process ownership and consists of the business units, whose primary responsibility is for day-to-day compliance and risk management, including execution of desktop and supervisory procedures. These business owners and certain control owners implement and execute controls to manage risk, execute risk assessments, identify emerging risks, and comply with risk management policies. The second line of defense consists of certain departments within Compliance, Legal and Risk (“CLR”), STO, Technology, Finance, and Human Capital, and provides risk and control assessment and oversight. The third line of defense is independent verification of the effectiveness of internal controls and is conducted by the Internal Audit department or in third-party reviews.
Our risk management governance approach includes the Board of Directors (the “Board”) and certain of its committees; our Risk Oversight Committee (the “ROC”) and its subcommittees; our Internal Audit department and our CLR department; and business line management. We regularly reevaluate and, when necessary, modify our processes to improve the identification and escalation of risks and events.
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
Risk Oversight Committee of LPL Financial
The Audit Committee has mandated that the ROC oversee our risk management activities, including those of our subsidiaries. The Chief Compliance Officer of LPL Financial serves as chair of the ROC, which generally meets on a monthly basis with additional ad hoc meetings as necessary. The members of the ROC include certain Managing Directors of LPL Financial, as well as other members of LPL Financial’s senior management team who serve as ex-officio members and represent key control areas of the Company. Participation in the ROC by senior officers is intended to ensure that the ROC covers the key risk areas of the Company, including its subsidiaries, and that the ROC thoroughly reviews significant matters relating to risk priorities, policies, control procedures and related exceptions, certain new and complex products and business arrangements, transactions with significant risk elements, and identified emerging risks.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For a discussion of the Company’s risks, see the risk factor below and the information as set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2019 Annual Report on Form 10-K.
The effects of the outbreak of the novel coronavirus (COVID-19) have negatively affected the global economy, U.S. economy and global financial markets, and may disrupt our operations and our advisors' operations, which could have a material adverse effect on our business, financial condition and results of operations.

The ongoing COVID-19 pandemic has caused significant disruption in the international and U.S. economies and financial markets. The spread of COVID-19 and efforts to contain it have resulted in illness, quarantines, cancellation of events and travel, business shutdowns, reduction in business activity and financial transactions, labor shortages, increased unemployment, supply chain interruptions and overall economic and financial market instability. Impacts on our business could be wide-ranging, and material impacts are possible, including the following:

•	Employees contracting COVID-19, including unavailability of key personnel necessary to conduct our business operations

•	A prolonged downturn in equity and other financial markets, which would adversely affect our advisory, asset-based and trailing commission revenues

•	A sustained low interest rate environment, which would reduce revenues from our client cash programs included in asset-based revenue

•	Reductions in our service levels or operating effectiveness as a substantial majority of our employees are working remotely in response to the pandemic

•
Failure of our information technology systems, which could result in interruptions or errors in performing securities clearing and custody functions, as a result of extraordinary trading volumes, malware, ransomware or malicious cyber activity

•	Disruptions in technology, processing or support functions as our outsourced service providers or other vendors, including off-shore providers, experience disruptions in their business operations

•	Reduction in our ability to recruit advisors or otherwise execute our growth plans due to travel restrictions, limitations on interpersonal contact and challenging macro economic conditions

•	Closure of our offices or the offices of our advisors

The COVID-19 pandemic and efforts to contain it have also resulted in increased volatility and an overall reduction in the trading price of many companies’ listed securities, including ours. The further spread of COVID-19 and attempts to curtail it by limiting interpersonal activity, including business activity, may increase instability in domestic and international financial markets and materially disrupt general economic and financial activity. Significant disruptions in financial markets could result in a decline in demand for the products and services offered by our advisors to their clients, or their ability to provide them, which would negatively impact our and their financial results and growth strategy.
In addition, the overall decline in equity market prices has generally reduced the value of brokerage and advisory assets, which has resulted and will continue to result in a reduction in the advisory fees, asset-based fees and trailing commissions we are entitled to receive. Moreover, in response to the economic fallout from the COVID-19 pandemic, the Fed reduced the federal funds rate by 150 basis points in March 2020 and there is a substantial likelihood that interest rates will remain low while global economic activity is suppressed. The reduction in prevailing interest rates has in turn reduced, and will continue to reduce, our revenues from our client cash programs and may affect our ability to negotiate favorable terms in future agreements with banks and money market fund providers that participate in our programs.
The COVID-19 pandemic has also jeopardized our ability to rely on our outsourced service providers, including those that operate off-shore. As COVID-19 has spread, governments in the United States and around the world, including in jurisdictions where our service providers have operations, have imposed or encouraged varying degrees of limitations on travel and social interaction. In many cases this has resulted in the partial or complete closure of businesses, including some that we rely on. While we have taken steps to minimize the disruptions that these closures have caused, and are seeking to avoid interruptions to our critical operations, there can be no guarantee that they will be effective, or, if they are effective, that such effect will be sustained or cost-effective. In addition, if business closures are prolonged or become more widespread, our ability to modify our operations to avoid interruption may become more limited or costly. Any interruption to our operations could have a negative effect on our reputation and results of operations.
In response to the COVID-19 pandemic, we are implementing significant elements of our business continuity plans, and have begun relying on capabilities that we previously put into place to support these plans. While we believe that these plans and their implementation have helped avoid significant interruptions to our critical services, there can be no assurance that they will be able to do so on a sustained or uninterrupted basis, and reliance on such plans could expose our business to other operational risks. For example, while we have taken steps to ensure that our remote-work solutions are reliable and secure, especially those related to the handling, transmission, storage and disposal of sensitive personal or confidential information, there can be no assurance that these solutions will be used or function as intended, or that they will be completely effective in preventing interruptions in our services or cybersecurity incidents. In addition, there can be no assurance that the third parties that provide and maintain some of these solutions will be able to do so on a sustained and uninterrupted basis. Because we do not control these third parties, we are subject to the limitations, deficiencies, and vulnerabilities of their services, products, and operations. Any compromise, failure, or interruption in the availability of the solutions that support our remote-work operations could directly or indirectly result in cybersecurity incidents, interruptions to our business, and negative effects on our reputation and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (millions)(1)
January 1, 2020 through January 31, 2020	535,016	$95.59	535,016	$448.6
February 1, 2020 through February 29, 2020	629,723	$90.20	629,723	$391.8
March 1, 2020 through March 31, 2020	644,814	$65.29	644,814	$349.8
Total	1,809,553		1,809,553
_______________________________

(1)	See Note 11. Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

3.1
Amended and Restated Certificate of Incorporation of LPL Investment Holdings Inc., dated November 23, 2010 (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010).

3.2
Certificate of Ownership and Merger Merging LPL Financial Holdings Inc. with and into LPL Investment Holdings Inc., dated June 14, 2012 (Incorporated by reference to the Form 8-K filed on June 19, 2012).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of LPL Financial Holdings Inc., dated May 8, 2014 (Incorporated by reference to the Form 8-K filed on May 9, 2014).
3.4	Fifth Amended and Restated Bylaws of LPL Financial Holdings Inc. (Incorporated by reference to the Form 8-K filed on March 12, 2014).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.DEF	Inline XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	May 5, 2020	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	May 5, 2020	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer