Form 10-Q
period 2020-06-30
LPL Financial Holdings Inc.
filed 2020-08-04
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 28, 2020 was 79,089,899.

1

i

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly, and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (“Exchange Act”), with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public from the SEC’s internet site at SEC.gov.
We post the following filings to LPL.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Hard copies of all such filings are available free of charge by request via email (investor.relations@lpl.com), telephone ((617) 897-4574), or mail (LPL Financial Investor Relations at 75 State Street, 22nd Floor, Boston, MA 02109). The information contained or incorporated on our website is not a part of this Quarterly Report on Form 10-Q.
When we use the terms “LPLFH”, “LPL”, “we”, “us”, “our”, and the “Company”, we mean LPL Financial Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company’s future financial and operating results, outlook, growth, plans, business strategies, liquidity and future share repurchases, including statements regarding future resolution of regulatory matters, legal proceedings and related costs, future revenue and expenses, future affiliation models and capabilities, market and macroeconomic trends, projected savings and anticipated improvements to the Company’s operating model, services and technologies as a result of its investments, initiatives, programs and/or acquisitions, as well as expected impacts of the coronavirus disease 2019 (“COVID-19”) pandemic on the Company's businesses, and any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company’s historical performance and its plans, estimates and expectations as of August 4, 2020. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive and other factors, which may cause actual financial or operating results, levels of activity or the timing of events to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; changes in interest rates and fees payable by banks participating in the Company’s client cash programs, including the Company’s success in negotiating agreements with current or additional counterparties; the Company’s strategy and success in managing client cash program fees; fluctuations in the levels of brokerage and advisory assets, including net new assets, and the related impact on revenue; effects of competition in the financial services industry; the success of the Company in attracting and retaining financial advisors and institutions, and their ability to market effectively financial products and services; whether retail investors served by newly-recruited advisors choose to move their respective assets to new accounts at the Company; changes in growth and profitability of the Company’s fee-based business, including the Company’s centrally managed advisory platform; the effect of current, pending and future legislation, regulation and regulatory actions, including disciplinary actions imposed by federal and state regulators and self-regulatory organizations, and the implementation of Regulation BI (Best Interest); the cost of settling and remediating issues related to regulatory matters or legal proceedings, including actual costs of reimbursing customers for losses in excess of our reserves; changes made to the Company’s services and pricing, including in response to competitive developments and current, pending, and future legislation, regulation, and regulatory actions, and the effect that such changes may have on the Company’s gross profit streams and costs; execution of the Company’s capital management plans, including its compliance with the terms of its credit agreement and the indentures governing its senior notes; the price, the availability of shares, and trading volumes of the Company’s common stock, which will affect the timing and size of future share repurchases by the Company, if any; execution of the Company’s plans and its success in realizing the synergies, expense savings, service improvements or efficiencies expected to result from its investments, initiatives and programs, including its acquisitions, expense plans and technology initiatives; the performance of third-party service providers to which business processes have been transitioned; the Company’s ability to control operating risks, information technology systems risks, cybersecurity risks and sourcing risks; the

ii

effects of the COVID-19 pandemic, including efforts to contain it; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s 2019 Annual Report on Form 10-K, as may be amended or updated in the Company’s Quarterly Reports on Form 10-Q. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report on Form 10-Q, even if its estimates change, and you should not rely on statements contained herein as representing the Company’s views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

iii

PART I — FINANCIAL INFORMATION
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We are a leader in the retail financial advice market and the nation’s largest independent broker-dealer. We serve independent financial advisors and financial institutions, providing them with the technology, research, clearing and compliance services and practice management programs they need to create and grow their practices. We enable them to provide objective financial guidance to millions of American families seeking wealth management, retirement planning, financial planning and asset management solutions.
We believe that objective financial guidance is a fundamental need for everyone. We enable our advisors to focus on what they do best—create the personal, long-term relationships that are the foundation for turning life’s aspirations into financial realities. We do that through a singular focus on providing our advisors with the front-, middle-, and back-office support they need to serve the large and growing market for independent investment advice. We believe that we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services and open architecture access to a wide range of non-proprietary products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting and market-making.
We believe investors achieve better outcomes when working with a financial advisor. We strive to make it easy for advisors to do what is best for their clients, while protecting advisors and investors and promoting independence and choice through access to a wide range of diligently evaluated non-proprietary products.
Executive Summary
Financial Highlights
Results for the second quarter of 2020 included net income of $101.7 million, or $1.27 per share, which compares to $146.1 million, or $1.71 per share, for the second quarter of 2019.
Asset Growth Trends
Total brokerage and advisory assets served were $761.7 billion as of June 30, 2020, up 8% from $706.0 billion as of June 30, 2019. Total net new assets were $13.0 billion for the three months ended June 30, 2020, compared to $6.2 billion for the same period in 2019.
Net new advisory assets were $10.2 billion for the three months ended June 30, 2020, compared to $7.5 billion for the same period in 2019. As of June 30, 2020, our advisory assets had grown to $375.3 billion, compared to $327.3 billion as of June 30, 2019, an increase of 15%, and represented 49% of total brokerage and advisory assets served.
Net new brokerage assets were an inflow of $2.8 billion for the three months ended June 30, 2020, compared to an outflow of $1.3 billion for the same period in 2019. As of June 30, 2020, our brokerage assets were $386.4 billion, up from $378.7 billion as of June 30, 2019, an increase of 2%.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, of $488.2 million for the three months ended June 30, 2020, decreased 9% from $535.7 million for the quarter ended June 30, 2019. Gross profit is calculated as net revenues, less commission and advisory expenses and brokerage, clearing and exchange fees. Management presents gross profit because we believe that measure may provide useful insight to investors in evaluating the Company’s core operating performance before indirect costs that are general and administrative in nature. See footnote 9 to the Financial Metrics table within the “How We Evaluate Our Business” section for additional information on gross profit.
Stockholder Capital Returns
We returned $19.7 million of capital, in the form of dividends, to stockholders during the three months ended June 30, 2020.
COVID-19 Response
In response to the coronavirus disease 2019 (“COVID-19”) pandemic, we have taken measures to protect the health and safety of our employees, as well as the stability and continuity of our operations. For example, we have equipped and enabled a substantial majority of employees to work remotely, implemented physical distancing and enhanced cleaning protocols throughout our corporate offices, and have worked closely with our vendors to maintain service continuity throughout the increased market volatility and operational volumes that occurred during the first six months of the year. We have also made extra support available to our advisors by extending service hours and providing additional resources to enable them to deliver differentiated service to their clients. For information about the risks associated with COVID-19, see Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
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
• Mutual Funds
Under our self-clearing platform, we custody the majority of client assets invested in these financial products, for which we provide statements, transaction processing and ongoing account management. In return for these services, mutual funds, insurance companies, banks and other financial product sponsors pay us fees based on asset levels or number of accounts managed. We also earn interest from margin loans made to our advisors’ clients.
We regularly review various aspects of our operations and service offerings, including our policies, procedures and platforms, in response to marketplace developments. We seek to continuously improve and enhance aspects of our operations and service offerings in order to position our advisors for long-term growth and to align with competitive and regulatory developments. For example, we regularly review the structure and fees of our products and services, including related disclosures, in the context of the changing regulatory environment and competitive landscape for brokerage and advisory accounts.

How We Evaluate Our Business
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Starting in April 2020, we updated our definition of net new assets to make our figures more comparable with other companies. Our updated definition now includes dividends and interest, and subtracts advisory fees. All net new asset figures below align with our new definition. Our key operating, business and financial metrics are as follows:

	Six Months Ended June 30,
Operating and Business Metrics (dollars in billions)(1)	2020	2019	% Change
Advisory assets(2)(3)	$375.3	$327.3	15%
Brokerage assets(2)(4)	386.4	378.7	2%
Total Brokerage and Advisory Assets served(2)	$761.7	$706.0	8%

Net new advisory assets(5)	$23.4	$12.7	n/m
Net new brokerage assets(6)	4.0	(0.8)	n/m
Total Brokerage and Advisory Net New Assets	$27.3	$11.9	n/m

Insured cash account balances(2)	$33.1	$21.3	55%
Deposit cash account balances(2)	7.7	4.3	79%
Total Insured Sweep Balances	40.8	25.5	60%
Money market account balances(2)	1.6	3.5	(54%)
Purchased money market fund balances(2)	2.8	1.0	n/m
Total Client Cash Balances	$45.3	$30.1	50%

Advisors	16,973	16,161	5%

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Metrics (dollars in millions, except per share data)	2020	2019	2020	2019
Total net revenues	$1,366.7	$1,389.8	$2,830.1	$2,761.4
Recurring gross profit rate (trailing twelve months)(7)	86.8%	86.5%	86.8%	86.5%
Pre-tax income	$137.3	$195.1	$344.9	$398.9
Net income	$101.7	$146.1	$257.3	$301.5
Earnings per share, diluted	$1.27	$1.71	$3.19	$3.50

Non-GAAP Financial Measures(8)
Gross profit(9)	$488.2	$535.7	$1,063.8	$1,091.6
Gross profit (decrease)/increase from prior period(9)	(8.9%)	11.0%	(2.5%)	15.3%
Gross profit as a % of net revenue(9)	35.7%	38.5%	37.6%	39.5%
_______________________________

(1)	Totals may not foot due to rounding.

(2)
Brokerage and advisory assets consists of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Insured cash account balances, deposit cash account balances, money market account balances and purchased money market fund balances are also included in brokerage and advisory assets served.

(3)
Advisory assets consists of total advisory assets under custody at our broker-dealer subsidiary, LPL Financial LLC (“LPL Financial”). See Results of Operations for a tabular presentation of advisory assets.

(4)	Brokerage assets consists of assets serviced by advisors licensed with LPL Financial.

(5)
Net new advisory assets consists of total client deposits into custodied advisory accounts less total client withdrawals from custodied advisory accounts, plus dividends, plus interest, minus advisory fees. We consider conversions from and to brokerage accounts as deposits and withdrawals, respectively. The previously reported figures for net new advisory assets did not include dividends and interest or subtract advisory fees. The figure previously reported for the six months ended June 30, 2019 was an inflow of $11.2 billion.

(6)
Net new brokerage assets consists of total client deposits into brokerage accounts less total client withdrawals from brokerage accounts, plus dividends, plus interest, minus advisory fees. We consider conversions from and to advisory accounts as deposits and withdrawals, respectively. The previously reported figures for net new brokerage assets did not include dividends and interest or subtract advisory fees. The figure previously reported for the six months ended June 30, 2019 was an outflow of $3.2 billion.

(7)
Recurring gross profit rate refers to the percentage of our gross profit, a non-GAAP financial measure, that was recurring for the period presented. We track recurring gross profit, a characterization of gross profit and a statistical measure, which is defined to include asset-based revenues, advisory revenues, trailing commission revenues and certain other fee revenues that are based upon the number of client accounts and advisors, less the expenses associated with such revenues and certain other recurring expenses not specifically associated with a revenue line. We allocate other recurring expenses on a pro-rata basis against specific revenue lines at our discretion. Because certain sources of recurring gross profit are associated with asset balances, they will fluctuate depending on the market values and current interest rates. Accordingly, our recurring gross profit can be negatively impacted by adverse external market conditions. However, we believe that recurring gross profit is meaningful despite these fluctuations because it is not dependent upon transaction volumes or other activity-based revenues, which are more difficult to predict, particularly in declining or volatile markets.

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

(9)
Set forth below is a calculation of gross profit, calculated as net revenues less commission and advisory expenses and brokerage, clearing and exchange fees. All other expense categories, including depreciation and amortization of fixed assets and amortization of intangible assets, are considered general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP financial measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can provide investors with useful insight into our core operating performance before indirect costs that are general and administrative in nature.

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Profit (in millions)	2020	2019	2020	2019
Total net revenues	$1,366.7	$1,389.8	$2,830.1	$2,761.4
Commission and advisory expense	859.8	838.0	1,730.6	1,637.7
Brokerage, clearing and exchange fees	18.6	16.0	35.6	32.1
Gross profit(1)	$488.2	$535.7	$1,063.8	$1,091.6
_______________________________

(1)	Totals may not foot due to rounding.
Legal & Regulatory Matters
As a regulated entity, we are subject to regulatory oversight and inquiries related to, among other items, our compliance and supervisory systems and procedures and other controls, as well as our disclosures, supervision and reporting. We review these items in the ordinary course of business in our effort to adhere to legal and regulatory requirements applicable to our operations. Nevertheless, the environment of additional regulation, increased regulatory compliance obligations and enhanced regulatory enforcement has resulted, and may result in the future, in additional operational and compliance costs, as well as increased costs in the form of penalties and fines, investigatory and settlement costs, customer restitution and remediation related to regulatory matters. In the ordinary course of business, we periodically identify or become aware of purported inadequacies, deficiencies and other issues. It is our policy to evaluate these matters for potential securities law or regulatory violations, and other potential compliance issues. It is also our policy to self-report known violations and issues as required by applicable law and regulation. When deemed probable that matters may result in financial losses, we accrue for those losses based on an estimate of possible fines, customer restitution and losses related to the repurchase of sold securities and other losses, as applicable. Certain regulatory and other legal claims and losses may be covered through our wholly-owned captive insurance subsidiary, which is chartered with the insurance commissioner in the state of Tennessee.
Assessing the probability of a loss occurring and the timing and amount of any loss related to a regulatory matter or legal proceeding, whether or not covered by our captive insurance subsidiary, is inherently difficult and requires judgments based on a variety of factors and assumptions. There are particular uncertainties and complexities involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured by our captive insurance subsidiary, which depends in part on historical claims experience, including the actual timing and costs of resolving matters that begin in one policy period and are resolved in a subsequent period.
Our accruals, including those established through our captive insurance subsidiary at June 30, 2020, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable. For example, on May 1, 2018, we agreed to a settlement structure with the North American Securities Administrators Association that related to our historical compliance with certain state

“blue sky” laws and resulted in aggregate fines of $26.4 million, all of which were covered by our captive insurance subsidiary loss reserves. As part of the settlement structure, we engaged independent third party consultants to conduct a historical review of securities transactions and an operational review of our systems for complying with blue sky securities registration requirements, each of which has been completed. We also agreed to offer customers remediation in the form of reimbursement for any actual losses, plus interest. As of the date of this Quarterly Report on Form 10-Q, customer remediation is substantially complete and the cost is not expected to be material.
The outcome of regulatory or legal proceedings could result in legal liability, regulatory fines or monetary penalties in excess of our accruals and insurance, which could have a material adverse effect on our business, results of operations, cash flows or financial condition. For more information on management’s loss contingency policies, see Note 10. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements.
In June 2018, the U.S. Court of Appeals for the Fifth Circuit issued a mandate invalidating regulations previously enacted by the U.S. Department of Labor (“DOL”) that expanded the definition of “fiduciary” and would have resulted in significant new restrictions on our servicing of certain retirement plan accounts subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and individual retirement accounts (“IRAs”), including compliance with expanded prohibited transaction requirements under section 4975 of the Internal Revenue Code. The DOL has proposed a new fiduciary rule with regard to such accounts (the “DOL Rule”). Because ERISA plans and IRAs comprise a significant portion of our business, we continue to expect that compliance with current and future laws and regulations with respect to retail retirement savings and reliance on prohibited transaction exemptions under such laws and regulations will require increased legal, compliance, information technology and other costs and could lead to a greater risk of class action lawsuits and other litigation.
In June 2019, the SEC adopted a new standard of conduct applicable to retail brokerage accounts (“Regulation BI”) with a compliance date of June 30, 2020. Regulation BI requires that broker-dealers act in the best interest of retail customers without placing their own financial or other interests ahead of the customer’s and imposes new obligations related to disclosure, duty of care, conflicts of interest and compliance. Certain state securities and insurance regulators have also adopted, proposed or are considering adopting similar laws and regulations. In addition, it is unclear how and whether other regulators, including banking regulators and state securities and insurance regulators, may respond to or attempt to enforce similar issues addressed by the newly proposed DOL Rule and Regulation BI. As of June 30, 2020, we implemented new procedures in accordance with Regulation BI.
Future laws and regulations, including the new rule proposed by the DOL and state rules relating to the standards of conduct applicable to both retirement and non-retirement accounts, may affect our business in ways that cannot be anticipated or planned for, and may have negative impacts on our products, services and results of operations.
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
During the three-months ended June 30, 2020 we entered into asset purchase agreements with Lucia Securities, LLC, a broker-dealer and RIA firm headquartered in San Diego, California, and E.K. Riley Investments, LLC, a broker-dealer and RIA headquartered in Seattle, Washington. Both transactions are expected to close in the second half of 2020.

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of domestic and international financial markets. Global economic conditions in the second quarter of 2020 continued to be dominated by the consequences of efforts to contain the COVID-19 pandemic. According to the most recent available estimate from the U.S. Bureau of Economic Analysis, the U.S. economy contracted at an annualized rate of 5% in the first quarter of 2020. The National Bureau of Economic Research, which identifies U.S. recessions, announced in June 2020 that U.S. economic growth had peaked in February 2020 and that the ensuing slowdown in economic activity met its criteria for a recession, ending the economic expansion that began in June 2009.
Data received during the second quarter of 2020 suggests that U.S. gross domestic product (“GDP”) has likely seen a historic contraction over the quarter. Several key economic reports suggested that a modest stabilization occurred during the second half of the quarter, although overall economic activity remained at depressed levels. In particular, the unemployment rate, which had spiked to 14.7% in April 2020, declined in both May and June 2020, as consumer spending rebounded, while survey-based data implied both the manufacturing and services sectors expanded in June 2020. In addition, Congress has passed significant fiscal stimulus, highlighted by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, a more than $2 trillion fiscal stimulus package aimed at supporting consumers and businesses, and is considering additional stimulus measures. In addition, the Federal Reserve (“Fed”) has acted aggressively to stimulate the economy. In addition to keeping the target range for the federal funds rate at 0.0 - 0.25% and continuing its bond purchases, known as quantitative easing, the Fed has enacted a range of programs to increase liquidity, strengthen credit markets and support lending.
Ultimately, the pace of the recovery will depend on the success of efforts to limit the spread of COVID-19; progress on testing, treatment and vaccine development; and policy efforts to mitigate the impact of the economic downturn. The Fed’s most recent median GDP projection, released following its June 9-10, 2020 policy meeting, suggests the economy will contract 6.5% for all of 2020 followed by 5.0% growth in 2021. Despite the forecast for contraction in 2020, many economists expect the economy to return to growth sequentially in the second half of the year.
Equity markets bounced back in the second quarter of 2020 from sharp declines in the first quarter related to the COVID-19 pandemic, helped by significant fiscal and monetary policy support, the gradual reopening of the U.S. economy and improving economic data. The S&P 500 Index hit its bear market low on March 23, 2020, and then reversed into a rally that extended over the course of the second quarter. The S&P 500 posted a total return of 20.5% in the second quarter, the second best quarter in the last thirty years. The strong rally off of lows left the S&P 500 down 3.1% for the year as of the end of the quarter. The broad MSCI indexes for both developed international and emerging market equities also rallied but still trailed the S&P 500, returning 15.1% and 18.2%, respectively, during the second quarter. Despite the strong stock market rally, U.S. Treasuries saw solid demand with the 10-year Treasury yield dipping 0.04% (4 basis points) over the second quarter to 0.66% on June 30, 2020. Steady Treasury yields and strength in investment-grade corporate bonds as credit spreads recovered from distressed levels helped the broad Bloomberg Barclays U.S. Aggregate Bond Total Return Index advance 2.9% over the quarter. High-yield bond credit spreads also narrowed significantly, supporting prices and lifting the Bloomberg Barclays U.S. Corporate Total Return Index to a 10.2% gain, although credit spreads still remained well above typical expansion norms.
Our business is sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the second quarter of 2020, Fed policymakers maintained the target range for the federal funds rate at 0.0 - 0.25%. In the policy statement released at the conclusion of its June 9-10, 2020 policy meeting, the Fed emphasized that it did not expect to raise rates until it was clear the economy had effectively navigated the COVID-19 pandemic crisis and was on a stable path to recovery. Projections released at the meeting’s conclusion showed a median expectation that the Fed would not raise rates until after 2022. The minutes to the meeting also indicated that the Fed is actively exploring expanding the policy tools available to support the economy despite a policy rate near zero, including forward guidance to maintain credible expectations that rates will remain low for some time, the continued or expanded use of asset purchases and yield curve control, which would put a target cap on rates at longer maturities than the federal funds rate, which only directly impacts overnight lending. While these expanded policies are only in the discussion stage, they signal the Fed’s intent to deploy additional policy tools.
Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2020 and 2019. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2020	2019	% Change	2020	2019	% Change
REVENUES
Commission	$427,453	$479,135	(10.8)%	$930,897	$940,494	(1.0)%
Advisory	523,370	481,309	8.7%	1,102,397	935,247	17.9%
Asset-based	247,067	288,551	(14.4)%	532,573	584,914	(8.9)%
Transaction and fee	119,478	118,335	1.0%	256,574	240,815	6.5%
Interest income, net of interest expense	6,540	11,690	(44.1)%	16,082	24,011	(33.0)%
Other	42,751	10,737	298.2%	(8,467)	35,955	(123.5)%
Total net revenues	1,366,659	1,389,757	(1.7)%	2,830,056	2,761,436	2.5%
EXPENSES
Commission and advisory	859,847	838,022	2.6%	1,730,642	1,637,720	5.7%
Compensation and benefits	143,320	131,788	8.8%	290,122	268,700	8.0%
Promotional	44,540	41,423	7.5%	101,938	92,772	9.9%
Depreciation and amortization	26,890	22,584	19.1%	53,534	46,054	16.2%
Amortization of intangible assets	16,689	16,249	2.7%	33,259	32,417	2.6%
Occupancy and equipment	43,066	33,320	29.2%	82,612	66,426	24.4%
Professional services	13,620	18,837	(27.7)%	28,225	38,449	(26.6)%
Brokerage, clearing and exchange	18,565	15,994	16.1%	35,589	32,138	10.7%
Communications and data processing	14,361	12,532	14.6%	25,196	24,859	1.4%
Other	22,194	29,975	(26.0)%	48,422	56,378	(14.1)%
Total operating expenses	1,203,092	1,160,724	3.7%	2,429,539	2,295,913	5.8%
Non-operating interest expense and other	26,289	33,957	(22.6)%	55,607	66,673	(16.6)%
INCOME BEFORE PROVISION FOR INCOME TAXES	137,278	195,076	(29.6)%	344,910	398,850	(13.5)%
PROVISION FOR INCOME TAXES	35,616	48,984	(27.3)%	87,607	97,360	(10.0)%
NET INCOME	$101,662	$146,092	(30.4)%	$257,303	$301,490	(14.7)%

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
The following table sets forth our commission revenue, by sales-based and trailing commission revenue, included in our unaudited condensed consolidated statements of income (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Sales-based	$159,512	$203,531	$(44,019)	(21.6)%
Trailing	267,941	275,604	(7,663)	(2.8)%
Total commission revenue	$427,453	$479,135	$(51,682)	(10.8)%
The decrease in sales-based commission revenue for the three months ended June 30, 2020, compared with the same period in 2019 was primarily driven by the low interest rate environment caused by the COVID-19 pandemic, which led to a decrease in sales of annuities, mutual funds and fixed income products, partially offset by an increase in sales of equities.
The decrease in trailing revenues for the three months ended June 30, 2020, compared with the same period in 2019 was primarily due to the recent market downturn that caused a decrease in the market value of mutual funds.
The following table sets forth our commission revenue, by sales-based and trailing commission revenue, included in our unaudited condensed consolidated statements of income (dollars in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Sales-based	$387,903	$394,530	$(6,627)	(1.7)%
Trailing	542,994	545,964	(2,970)	(0.5)%
Total commission revenue	$930,897	$940,494	$(9,597)	(1.0)%
The decrease in sales-based commission revenue for the six months ended June 30, 2020, compared with the same period in 2019 was primarily driven by the low interest rate environment caused by the COVID-19 pandemic, which led to a decrease in sales of annuities, slightly offset by an increase in sales of equities.
The decrease in trailing revenues for the six months ended June 30, 2020, compared with the same period in 2019 was primarily due to the decline in value of mutual funds and other trail-eligible assets as a result of the market downturn during the first quarter of 2020.

The following table summarizes activity in brokerage assets for the periods presented (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance - Beginning of period	$347.6	$372.1	$398.6	$346.0
Net new brokerage assets(1)	2.8	(1.3)	4.0	(0.8)
Market impact(2)	36.0	7.9	(16.2)	33.5
Balance - End of period	$386.4	$378.7	$386.4	$378.7
_______________________________

(1)
Net new brokerage assets consists of total client deposits into brokerage accounts less total client withdrawals from brokerage accounts, plus dividends, plus interest, minus advisory fees. We consider conversions from and to advisory accounts as deposits and withdrawals, respectively. Previously reported figures for net new brokerage assets did not include dividends and interest or subtract advisory fees. The figures previously reported for the three and six months ended June 30, 2019 were an outflow of $2.6 billion and $3.2 billion, respectively.

(2)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, representing the implied growth or decline in asset balances due to market changes over the same period of time.

We are uncertain, as of the date of this Quarterly Report on Form 10-Q, of the effect of the COVID-19 pandemic on our future commission revenues. While equity markets have started to recover, COVID-19 cases continue to rise in the United States and many other parts of the world, and significant market disruptions and volatility remain possible. We cannot predict how the ongoing COVID-19 pandemic and foreign and domestic responses to it will impact our future sales-based or trailing commissions.
Advisory Revenues
Advisory revenues primarily represent fees charged on our corporate RIA platform provided to clients of our advisors based on the value of their advisory assets. Advisory fees are billed to clients in advance, on a quarterly basis, and are recognized as revenue ratably during the quarter. The majority of our accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three-month period. Advisory revenues collected on our corporate advisory platform are proposed by the advisor and agreed to by the client and average 1.0% of the underlying assets with a maximum of 2.5% of the underlying assets as of June 30, 2020.
We also support separate investment adviser firms (“Hybrid RIAs”) through our independent advisory platform, which allows advisors to engage us for technology, clearing and custody services, as well as access to the capabilities of our investment platforms. The assets held under a Hybrid RIA’s investment advisory accounts custodied with LPL Financial are included in our brokerage and advisory assets, net new advisory assets, and advisory assets metrics. The advisory revenue generated by a Hybrid RIA is not included in our advisory revenues, although we charge separate fees to Hybrid RIAs for technology, clearing, administrative, oversight and custody services. The administrative fees collected on our independent advisory platform vary and can reach a maximum of 0.2% of the underlying assets as of June 30, 2020.
The following table summarizes the composition of advisory assets for the periods presented (dollars in billions):

	June 30,
	2020	2019	$ Change	% Change
Corporate platform advisory assets	$233.5	$201.9	$31.6	15.7%
Hybrid platform advisory assets	141.9	125.4	16.5	13.2%
Total advisory assets(1)	$375.3	$327.3	$48.1	14.7%
_______________________________

(1)	Totals may not foot due to rounding.
Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.

The following table summarizes activity in advisory assets for the periods presented (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance - Beginning of period	$322.3	$311.9	$365.8	$282.0
Net new advisory assets(1)	10.2	7.5	23.4	12.7
Market impact(2)	42.8	7.9	(13.9)	32.6
Balance - End of period	$375.3	$327.3	$375.3	$327.3
_______________________________

(1)
Net new advisory assets consists of total client deposits into custodied advisory accounts less total client withdrawals from custodied advisory accounts, plus dividends, plus interest, minus advisory fees. We consider conversions from and to brokerage accounts as deposits and withdrawals, respectively. Previously reported figures for net new advisory assets did not include dividends and interest or subtract advisory fees. The figures previously reported for the three and six months ended June 30, 2019 were an inflow of $6.6 billion and $11.2 billion, respectively.

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
The growth in advisory revenue for the three months ended June 30, 2020 compared to the same period in 2019 was due to net new advisory assets resulting from our recruiting efforts and strong advisor productivity, offset by the market downturn during the first quarter of 2020.
The growth in advisory revenue for the six months ended June 30, 2020 compared to the same period in 2019 was due to net new advisory assets resulting from our recruiting efforts and strong advisor productivity.
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
Asset-based revenues for the three months ended June 30, 2020 decreased compared to the same period in 2019 primarily due to decreased revenues from our client cash programs.
Asset-based revenues for the six months ended June 30, 2020 decreased compared to the same period in 2019 primarily due to decreased revenues from our client cash programs, offset by an increase in recordkeeping revenues.
Client cash revenues for the three and six months ended June 30, 2020 decreased compared to the same periods in 2019 primarily due to the impact of a lower federal funds effective rate during the first two quarters of 2020, offset by higher average client cash balances. For the three months ended June 30, 2020, our average client cash balances increased to $46.1 billion compared to $29.9 billion for the same period in 2019. For the six months ended June 30, 2020, our average client cash balances increased to $42.3 billion compared to $30.6 billion for the same period in 2019.
The declines in client cash revenues we experienced in the second quarter are likely to continue through the remainder of the year due to low interest rates.
Revenues for our recordkeeping programs for the three and six months ended June 30, 2020, which are largely based on the market value of the underlying assets, increased compared to the same periods in 2019.
Revenues for our sponsorship programs remained relatively flat for the three and six months ended June 30, 2020 compared with the same periods in 2019.

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
Transaction and fee revenues increased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to increased transaction volume in response to the market volatility caused by the COVID-19 pandemic, partially offset by a decrease in conference service revenue due to the cancellation of advisor-related conferences.
Interest Income, Net of Interest Expense
We earn interest income from client margin accounts and cash equivalents, net of operating expense. Period-over-period variances correspond to changes in the average balances of assets in margin accounts and cash equivalents as well as changes in interest rates.
Interest income, net of interest expense decreased for the three and six months ended June 30, 2020, compared to the same periods in 2019 primarily due to lower average interest rates.
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
Other revenues increased for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to unrealized gains on assets held in our advisor non-qualified deferred compensation plan due to the rapid market recovery from the first quarter of 2020 downturn.
Other revenues decreased for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to unrealized losses on assets held in our advisor non-qualified deferred compensation plan caused by the market downturn during the first quarter of 2020.
Expenses
Commission and Advisory Expenses
Commission and advisory expenses consist of the following: base payout amounts that are earned by and paid out to advisors and institutions based on commission and advisory revenues earned on each client’s account; production based bonuses earned by advisors and institutions based on the levels of commission and advisory revenues they produce; the recognition of share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at each reporting period; and the deferred commissions and advisory fee expenses associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to our advisors.
The following table shows the components of our payout ratio, which is a statistical or operating measure:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Base payout rate(1)	82.64%	83.39%	(75 bps)	82.67%	83.17%	(50 bps)
Production based bonuses	3.59%	3.15%	44 bps	2.94%	2.61%	33 bps
Total payout ratio(2)	86.24%	86.54%	(30 bps)	85.61%	85.78%	(17 bps)
_______________________________

(1)
Our base payout rate is calculated as commission and advisory expenses less production based bonuses and mark-to-market gains or losses on the non-qualified deferred compensation plan, divided by commission and advisory revenues.

(2)	Totals may not foot due to rounding.
Our total payout ratio decreased for the three and six months ended June 30, 2020 compared with the same periods in 2019, primarily due to a decrease in base payout rate, which was driven by a spike in the sale of equities and a shift from brokerage to advisory business, each of which result in lower payouts, offset by an increase in production based bonuses, which was driven by broader price reductions on our corporate advisory platform.

Compensation and Benefits Expense
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary employees and consultants.

The following table sets forth our average number of employees for the three and six months ended June 30, 2020, as compared with the same periods in 2019.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Average number of employees	4,530	4,331	4.6%	4,440	4,299	3.3%
Compensation and benefits expense increased for the three and six months ended June 30, 2020 compared with the same periods in 2019 due to an increase in salary and discretionary bonus expenses resulting from an increase in headcount.
Promotional Expense
Promotional expense includes costs related to our hosting of certain advisor conferences that serve as training, sales and marketing events, business development costs related to advisor recruitment and retention, and other costs that support advisor business growth.
The increase in promotional expense for the three and six months ended June 30, 2020 compared with the same periods in 2019 was primarily driven by an increase in costs associated with advisor loans and promotions, offset by a decrease in advisor conference expense due to conference cancellations in response to the COVID-19 pandemic.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of fixed assets, which include internally developed software, hardware, leasehold improvements, and other equipment.
The increase in depreciation and amortization expense for the three and six months ended June 30, 2020 compared with the same periods in 2019 was primarily due to an increase in internally developed software.
Amortization of Intangible Assets
Amortization of intangible assets represents the benefits received for using long-lived assets, which consist of intangible assets established through our acquisitions.
Amortization of intangible assets remained relatively flat for the three and six months ended June 30, 2020 compared with the same periods in 2019.
Occupancy and Equipment Expense
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expenses on computer hardware and other equipment.
The increase in occupancy and equipment expense for the three and six months ended June 30, 2020 compared with the same periods in 2019 was primarily due to an increase in costs related to software licensing fees in support of our service and technology investments.
Professional Services
Professional services includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements.
The decrease in professional services for the three and six months ended June 30, 2020 compared with the same periods in 2019 was primarily due to decreases in costs related to outsourced services.

Brokerage, Clearing and Exchange Fees
Brokerage, clearing and exchange fees include expenses originating from trading or clearing operations as well as any exchange membership fees. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.
The increase in brokerage, clearing and exchange fees was consistent with the increase in the volume of sales and trading activity for the three and six months ended June 30, 2020 compared with the same periods in 2019.
Communications and Data Processing
Communications expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges and markets. Data processing expense consists primarily of customer statement processing and postage costs.
The increase in communications and data processing expense for the three months ended June 30, 2020 compared with the same period in 2019 was primarily due to an increase in client statement costs.
Communications and data processing expense remained relatively flat for the six months ended June 30, 2020 compared with the same period in 2019.
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
The decrease in other expenses for the three and six months ended June 30, 2020 compared with the same periods in 2019 was primarily due to a decrease in travel expenses as a result of the COVID-19 pandemic and lower costs associated with the investigation of regulatory matters.
Non-Operating Interest Expense and Other
Non-operating interest expense and other represents expense from our senior secured credit facilities, senior unsecured notes, finance leases and other non-operating expenses.
The decrease in non-operating interest expense and other for the three and six months ended June 30, 2020 compared with the same periods in 2019 was primarily due to a lower outstanding principal balance, and a lower interest rate on our senior secured term loan, partially offset by an increase in balance from issuing additional senior unsecured notes in 2019.
Provision for Income Taxes
We estimate our full-year effective income tax rate at the end of each reporting period. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the quarter in which resolution of a particular item occurs. The effective income tax rates reflect the impact of state taxes, settlement contingencies, tax credits and other permanent differences in tax deductibility of certain expenses.
Our effective tax rate was 25.9% and 25.1% for the three months ended June 30, 2020 and 2019, respectively. The increase in our effective tax rate for the three months ended June 30, 2020 compared with the same period in 2019 was primarily due to a reduction in tax benefits associated with stock option exercises under Accounting Standards Codification (“ASC”) Topic 718.
Our effective tax rate was 25.4% and 24.4% for the six months ended June 30, 2020 and 2019, respectively. The increase in our effective tax rate for the six months ended June 30, 2020 compared with the same period in 2019 was primarily due to a reduction in tax benefits associated with stock option exercises under ASC Topic 718.

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
Liquidity and Capital Resources
Senior management establishes our liquidity and capital policies. These policies include senior management’s review of short- and long-term cash flow forecasts, review of capital expenditures and daily monitoring of liquidity for our subsidiaries. Decisions on the allocation of capital are based upon, among other things, projected profitability and cash flow, risks of the business, regulatory capital requirements and future liquidity needs for strategic activities. Our Treasury department assists in evaluating, monitoring and controlling the business activities that impact our financial condition, liquidity and capital structure. The objectives of these policies are to support our corporate business strategies while ensuring ongoing and sufficient liquidity.
A summary of changes in cash flow data is provided as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash flows provided by (used in):
Operating activities	$338,148	$(54,405)
Investing activities	(74,491)	(62,242)
Financing activities	(245,727)	(284,140)
Net increase (decrease) in cash, cash equivalents and restricted cash	17,930	(400,787)
Cash, cash equivalents and restricted cash — beginning of period	1,471,778	1,562,119
Cash, cash equivalents and restricted cash — end of period	$1,489,708	$1,161,332
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.
Net cash flows provided by (used in) operating activities includes net income and adjustments for non-cash expenses, changes in operating assets and liabilities, including balances related to the settlement and funding of client transactions, receivables from product sponsors and accrued commission and advisory expenses due to our advisors. Operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and clients’ behaviors.
The increase in cash flows provided by operating activities for the six months ended June 30, 2020 compared to the same period in 2019 was primarily attributable to a decrease in outflows from payables to clients, an increase in income taxes payable and a decrease in receivables from clients, due to the timing of payments made, partially offset by a decrease in net income.
The increase in cash flows used in investing activities for the six months ended June 30, 2020 compared to the same period in 2019 was primarily attributable to an increase in capital expenditures and purchases of held-to-maturity securities.
The decrease in cash flows used in financing activities for the six months ended June 30, 2020 compared to the same period in 2019 was primarily attributable to the suspension of repurchases of our common stock, partially offset by repayments of our revolving lines of credit.
We have actively monitored any changes to our liquidity needs caused by the COVID-19 pandemic. We believe that based on current levels of operations and anticipated growth, our cash flow from operations, together with other available sources of funds, which include four uncommitted lines of credit, the revolving credit facility established through our senior secured credit agreement (the “Credit Agreement”) and the committed revolving credit facility of LPL Financial, will be adequate to satisfy our working capital needs, the payment of all of our obligations and the funding of anticipated capital expenditures for the foreseeable future. We believe that this will remain the case in reasonably likely stress scenarios involving a sustained market downturn and the persistence of current interest rates. We note that the earliest principal maturity date for our long-term borrowings is 2025 and our revolving credit facilities mature in 2024, which makes us less dependent on capital markets in the near-term.
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
Share Repurchases
We engage in share repurchase programs, which are approved by our board of directors (the “Board of Directors”), pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. See Note 11. Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our share repurchases. We suspended share repurchases in mid-March 2020 in light of the business and financial uncertainties created by the COVID-19 pandemic. The resumption, timing and amount of future share repurchases will generally be determined at our discretion within the constraints of our Credit Agreement, the indentures governing our senior unsecured notes (the “Indentures”) and consideration of our general liquidity needs.
Dividends
The payment, timing and amount of any dividends are subject to approval by the Board of Directors as well as certain limits under our Credit Agreement and the Indentures. See Note 11. Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our dividends.
Operating Capital Requirements
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain for regulatory capital and reserves based on the requirements of our regulators and clearing organizations, which also consider client balances and trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and cash equivalents on hand, cash segregated under federal and other regulations, the committed revolving credit facility of LPL Financial and proceeds from repledging or selling client securities in margin accounts. When an advisor’s client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan or sell securities, up to 140% of the client’s margin loan balance, that collateralize those margin accounts.
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
LPL Financial is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from client transactions. At June 30, 2020, LPL Financial had net capital of $121.5 million with a minimum net capital requirement of $9.6 million.
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
As of June 30, 2020, we were in compliance with both of our financial covenants, a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (“Leverage Test,” as defined in the Credit Agreement) and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (“Interest Coverage,” as defined in the Credit Agreement). The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	5.00	2.03
Interest Coverage (Minimum)	3.00	9.24
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

Contractual Obligations
During the six months ended June 30, 2020, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2019 Annual Report on Form 10-K. See Note 8. Borrowings and Note 10. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K, for further detail.
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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Commission	$427,453	$479,135	$930,897	$940,494
Advisory	523,370	481,309	1,102,397	935,247
Asset-based	247,067	288,551	532,573	584,914
Transaction and fee	119,478	118,335	256,574	240,815
Interest income, net of interest expense	6,540	11,690	16,082	24,011
Other	42,751	10,737	(8,467)	35,955
Total net revenues	1,366,659	1,389,757	2,830,056	2,761,436
EXPENSES
Commission and advisory	859,847	838,022	1,730,642	1,637,720
Compensation and benefits	143,320	131,788	290,122	268,700
Promotional	44,540	41,423	101,938	92,772
Depreciation and amortization	26,890	22,584	53,534	46,054
Amortization of intangible assets	16,689	16,249	33,259	32,417
Occupancy and equipment	43,066	33,320	82,612	66,426
Professional services	13,620	18,837	28,225	38,449
Brokerage, clearing and exchange	18,565	15,994	35,589	32,138
Communications and data processing	14,361	12,532	25,196	24,859
Other	22,194	29,975	48,422	56,378
Total operating expenses	1,203,092	1,160,724	2,429,539	2,295,913
Non-operating interest expense and other	26,289	33,957	55,607	66,673
INCOME BEFORE PROVISION FOR INCOME TAXES	137,278	195,076	344,910	398,850
PROVISION FOR INCOME TAXES	35,616	48,984	87,607	97,360
NET INCOME	$101,662	$146,092	$257,303	$301,490
EARNINGS PER SHARE (Note 13)
Earnings per share, basic	$1.29	$1.75	$3.25	$3.59
Earnings per share, diluted	$1.27	$1.71	$3.19	$3.50
Weighted-average shares outstanding, basic	78,940	83,247	79,223	83,869
Weighted-average shares outstanding, diluted	80,127	85,350	80,659	86,052
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except share data)

ASSETS	June 30, 2020	December 31, 2019
Cash and cash equivalents	$845,228	$590,209
Cash segregated under federal and other regulations	574,429	822,697
Restricted cash	70,051	58,872
Receivables from:
Clients, net of allowance of $395 at June 30, 2020 and $115 at December 31, 2019	385,894	433,986
Product sponsors, broker-dealers and clearing organizations	177,752	177,654
Advisor loans, net of allowance of $6,583 at June 30, 2020 and $3,974 at December 31, 2019	474,718	441,743
Others, net of allowance of $3,334 at June 30, 2020 and $10,292 at December 31, 2019	314,856	298,790
Securities owned:
Trading — at fair value	35,327	46,447
Held-to-maturity — at amortized cost	14,406	11,806
Securities borrowed	10,944	17,684
Fixed assets, net of accumulated depreciation and amortization of $440,935 at June 30, 2020 and $388,355 at December 31, 2019	556,490	533,044
Operating lease assets	101,741	102,477
Goodwill	1,503,648	1,503,648
Intangible assets, net of accumulated amortization of $577,912 at June 30, 2020 and $544,653 at December 31, 2019	406,740	439,838
Deferred income taxes, net	751	—
Other assets	432,758	401,343
Total assets	$5,905,733	$5,880,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$206,084	$218,636
Payables to clients	1,034,445	1,058,873
Payables to broker-dealers and clearing organizations	87,706	92,002
Accrued commission and advisory expenses payable	162,620	174,330
Accounts payable and accrued liabilities	521,088	557,969
Income taxes payable	88,376	20,129
Unearned revenue	100,377	82,842
Securities sold, but not yet purchased — at fair value	71	176
Long-term and other borrowings, net	2,349,619	2,398,818
Operating lease liabilities	140,293	141,900
Finance lease liabilities	107,548	108,592
Deferred income taxes, net	—	2,098
Total liabilities	4,798,227	4,856,365
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 127,238,822 shares issued at June 30, 2020 and 126,494,028 shares issued at December 31, 2019	127	126
Additional paid-in capital	1,733,334	1,703,973
Treasury stock, at cost — 48,154,472 shares at June 30, 2020 and 46,259,989 shares at December 31, 2019	(2,391,961)	(2,234,793)
Retained earnings	1,766,006	1,554,567
Total stockholders’ equity	1,107,506	1,023,873
Total liabilities and stockholders’ equity	$5,905,733	$5,880,238
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended June 30, 2019
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — March 31, 2019	125,648	$126	$1,658,631	41,612	$(1,859,484)	$—	$1,210,422	$1,009,695
Net income, net of tax expense						—	146,092	146,092
Issuance of common stock to settle restricted stock units, net	9	—	—	2	(179)			(179)
Treasury stock purchases				1,592	(125,033)			(125,033)
Cash dividends on common stock							(20,827)	(20,827)
Stock option exercises and other	314	—	6,425	(13)	473		372	7,270
Share-based compensation	—	—	8,099					8,099
BALANCE — June 30, 2019	125,971	$126	$1,673,155	43,193	$(1,984,223)	$—	$1,336,059	$1,025,117

	Three Months Ended June 30, 2020
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — March 31, 2020	127,036	$127	$1,720,276	48,178	$(2,392,712)	$—	$1,683,666	$1,011,357
Net income, net of tax expense						—	101,662	101,662
Issuance of common stock to settle restricted stock units, net	76	—	—	2	(167)			(167)
Treasury stock purchases				—	—			—
Cash dividends on common stock							(19,745)	(19,745)
Stock option exercises and other	127	—	4,411	(25)	918		423	5,752
Share-based compensation	—	—	8,647					8,647
BALANCE — June 30, 2020	127,239	$127	$1,733,334	48,155	$(2,391,961)	$—	$1,766,006	$1,107,506

Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Six Months Ended June 30, 2019
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2018	124,910	$125	$1,634,337	39,821	$(1,730,535)	$—	$1,070,146	$974,073
Net income, net of tax expense						—	301,490	301,490
Cumulative effect of accounting change							5,724	5,724
Issuance of common stock to settle restricted stock units, net	213	—	—	60	(4,607)			(4,607)
Treasury stock purchases				3,339	(250,067)			(250,067)
Cash dividends on common stock							(41,906)	(41,906)
Stock option exercises and other	848	1	21,755	(27)	986		605	23,347
Share-based compensation	—		17,063					17,063
BALANCE — June 30, 2019	125,971	$126	$1,673,155	43,193	$(1,984,223)	$—	$1,336,059	$1,025,117

	Six Months Ended June 30, 2020
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2019	126,494	$126	$1,703,973	46,260	$(2,234,793)	$—	$1,554,567	$1,023,873
Net income, net of tax expense						—	257,303	257,303
Cumulative effect of accounting change							(7,317)	(7,317)
Issuance of common stock to settle restricted stock units, net	391	—	—	124	(8,537)			(8,537)
Treasury stock purchases				1,810	(150,036)			(150,036)
Cash dividends on common stock							(39,458)	(39,458)
Stock option exercises and other	354	1	11,382	(39)	1,405		911	13,699
Share-based compensation			17,979					17,979
BALANCE — June 30, 2020	127,239	$127	$1,733,334	48,155	$(2,391,961)	$—	$1,766,006	$1,107,506

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$257,303	$301,490
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash items:
Depreciation and amortization	53,534	46,054
Amortization of intangible assets	33,259	32,417
Amortization of debt issuance costs	2,695	2,150
Share-based compensation	17,979	17,062
Provision for bad debts	4,181	3,532
Deferred income tax provision	(322)	8
Loan forgiveness	56,079	43,564
Other	(5,915)	(3,429)
Changes in operating assets and liabilities:
Receivables from clients	47,813	(49,413)
Receivables from product sponsors, broker-dealers and clearing organizations	(98)	(9,531)
Advisor loans	(95,636)	(99,763)
Receivables from others	(19,495)	(17,887)
Securities owned	9,671	633
Securities borrowed	6,740	(2,417)
Operating leases	(871)	(548)
Other assets	(54,520)	(44,452)
Drafts payable	(12,552)	(40,673)
Payables to clients	(24,428)	(190,826)
Payables to broker-dealers and clearing organizations	(4,296)	(18,515)
Accrued commission and advisory expenses payable	(11,710)	(11,514)
Accounts payable and accrued liabilities	(6,940)	(6,545)
Income taxes receivable/payable	68,247	(19,770)
Unearned revenue	17,535	14,055
Securities sold, but not yet purchased	(105)	(87)
Net cash provided by (used in) operating activities	338,148	(54,405)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(71,909)	(63,504)
Purchase of securities classified as held-to-maturity	(5,082)	(1,238)
Proceeds from maturity of securities classified as held-to-maturity	2,500	2,500
Net cash used in investing activities	(74,491)	(62,242)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	1,071,000	—
Repayments of revolving credit facility	(1,116,000)	—
Repayment of senior secured term loans	(5,350)	(7,500)
Payment of debt issuance costs	—	(2,660)
Payment of contingent consideration	(10,000)	—
Tax payments related to settlement of restricted stock units	(8,537)	(4,607)
Repurchase of common stock	(150,036)	(250,067)
Dividends on common stock	(39,458)	(41,906)
Proceeds from stock option exercises and other	13,698	23,347
Principal payment of finance leases and obligations	(1,044)	(747)
Net cash used in financing activities	(245,727)	(284,140)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	17,930	(400,787)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	1,471,778	1,562,119
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$1,489,708	$1,161,332
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$56,109	$66,170
Income taxes paid	$19,819	$117,121
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$16,331	$14,434
Lease assets obtained in exchange for operating lease liabilities	$3,447	$108,539

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial condition that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30,
	2020	2019
Cash and cash equivalents	$845,228	$403,813
Cash segregated under federal and other regulations	574,429	708,613
Restricted cash	70,051	48,906
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,489,708	$1,161,332
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
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from clients (in thousands):

June 30, 2020
Beginning balance — January 1	$115
Impact of CECL adoption	—
Provision for bad debts	280
Charge-offs, net of recoveries	—
Ending balance — June 30	$395

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
Advisor repayable loans totaled $109.7 million and advisor forgivable loans that have become repayable upon advisor termination totaled $2.8 million as of June 30, 2020. Included in the table below is a $1.3 million allowance for advisor forgivable loans that have become repayable.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts for advisor loans (in thousands):

June 30, 2020
Beginning balance — January 1	$3,974
Impact of CECL adoption	6,227
Provision for bad debts	1,639
Charge-offs, net of recoveries	(5,257)
Ending balance — June 30	$6,583

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
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from others (in thousands):

June 30, 2020
Beginning balance — January 1	$10,292
Impact of CECL adoption	3,617
Provision for bad debts	2,167
Charge-offs, net of recoveries	(12,742)
Ending balance — June 30	$3,334

Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness, which are carried at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 5. Fair Value Measurements, for additional information regarding the Company’s fair value measurements. As of June 30, 2020, the carrying amount and fair value of the Company’s indebtedness was approximately $2,364.7 million and $2,325.1 million, respectively. As of December 31, 2019, the carrying amount and fair value was approximately $2,415.0 million and $2,476.0 million, respectively.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for costs to implement a cloud computing arrangement that is a service with the guidance on capitalizing costs for developing or obtaining internal-use software. The Company prospectively adopted the provisions of this guidance on January 1, 2020. The adoption had no material impact on the Company’s unaudited condensed consolidated financial statements.
3. Revenues
Revenues are recognized when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues are analyzed to determine whether the Company is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenues on a net basis) in the contract. Principal or agent designations depend primarily on the control an entity has over the product or service before control is transferred to a customer. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price.
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
The following table presents total commission revenue disaggregated by investment product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commission revenue
Annuities	$217,637	$256,671	$463,299	$504,124
Mutual funds	133,800	149,380	289,956	290,042
Fixed income	18,463	24,604	47,588	48,799
Equities	27,985	19,700	65,406	38,064
Other	29,568	28,780	64,648	59,465
Total commission revenue	$427,453	$479,135	$930,897	$940,494

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
The following table presents sales-based and trailing commission revenues disaggregated by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commission revenue
Sales-based
Annuities	$64,287	$103,325	$156,812	$198,940
Mutual funds	29,716	38,095	75,250	72,726
Fixed income	18,463	24,604	47,588	48,799
Equities	27,985	19,700	65,406	38,064
Other	19,061	17,807	42,847	36,001
Total sales-based revenue	$159,512	$203,531	$387,903	$394,530
Trailing
Annuities	$153,350	$153,346	$306,487	$305,184
Mutual funds	104,084	111,285	214,706	217,316
Other	10,507	10,973	21,801	23,464
Total trailing revenue	$267,941	$275,604	$542,994	$545,964
Total commission revenue	$427,453	$479,135	$930,897	$940,494

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
The following table sets forth asset-based revenue at a disaggregated level (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Asset-based revenue
Client cash	$116,266	$161,815	$267,664	$334,954
Sponsorship programs	63,885	62,472	128,334	124,556
Recordkeeping	66,916	64,264	136,575	125,404
Total asset-based revenue	$247,067	$288,551	$532,573	$584,914

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth transaction and fee revenue disaggregated by recognition pattern (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Transaction and fee revenue
Point-in-time(1)	$52,306	$52,215	$117,944	$106,896
Over time(2)	67,172	66,120	138,630	133,919
Total transaction and fee revenue	$119,478	$118,335	$256,574	$240,815

_______________________________

(1)	Transaction and fee revenue recognized point-in-time includes revenue such as transaction fees, IRA termination fees, and technology fees.

(2)	Transaction and fee revenue recognized over time includes revenue such as error and omission insurance fees, IRA custodian fees, and technology fees.
The Company is the principal and recognizes transaction and fee revenue on a gross basis as it is primarily responsible for delivering the respective services being provided, which is demonstrated by the Company’s ability to control the fee amounts charged to customers.
Interest Income, Net of Interest Expense
The Company earns interest income from client margin accounts and cash equivalents, less interest expense on related transactions. This revenue is not generated from contracts with customers. Interest expense incurred in connection with cash equivalents and client margin balances is completely offset by revenue on related transactions; therefore, the Company considers such interest to be an operating expense. Interest expense from operations for the three and six months ended June 30, 2020 and 2019 was not material.
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
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. The increase in the unearned revenue balance for the six months ended June 30, 2020 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by $79.9 million of revenues recognized that were included in the unearned revenue balance as of December 31, 2019.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the six months ended June 30, 2020.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At June 30, 2020 and December 31, 2019, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At June 30, 2020, the Company did not adjust prices received from the independent third-party pricing services.
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
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$5,971	$—	$—	$5,971
Securities owned — trading:
Money market funds	117	—	—	117
Mutual funds	13,852	—	—	13,852
Equity securities	595	—	—	595
Debt securities	—	18	—	18
U.S. treasury obligations	20,495	—	—	20,495
Certificates of deposit	250	—	—	250
Total securities owned — trading	35,309	18	—	35,327
Other assets	281,891	9,035	—	290,926
Total assets at fair value	$323,171	$9,053	$—	$332,224
Liabilities
Securities sold, but not yet purchased:
Equity securities	$65	$—	$—	$65
Debt securities	—	6	—	6
Total securities sold, but not yet purchased	65	6	—	71
Total liabilities at fair value	$65	$6	$—	$71

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
The amortized cost, gross unrealized gain, and fair value of securities held-to-maturity were as follows (in thousands):

	June 30, 2020	December 31, 2019
Amortized cost	$14,406	$11,806
Gross unrealized gain	263	83
Fair value	$14,669	$11,889

At June 30, 2020, the securities held-to-maturity were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$5,082	$9,324	$—	$14,406
U.S. government notes — at fair value	$5,147	$9,522	$—	$14,669

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

8.    Borrowings
The Company’s outstanding borrowings were as follows (dollars in thousands):

	June 30, 2020			December 31, 2019
Long-Term Borrowings	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Senior Secured Term Loan B(1)	$1,064,650	LIBOR+175 bps	1.93%	$1,070,000	LIBOR+175 bps	3.54%	11/12/2026
Senior Unsecured Notes(1)(2)	900,000	Fixed Rate	5.75%	900,000	Fixed Rate	5.75%	9/15/2025
Senior Unsecured Notes(1)(3)	400,000	Fixed Rate	4.63%	400,000	Fixed Rate	4.63%	11/15/2027
Total long-term borrowings	2,364,650			2,370,000
Plus: Unamortized Premium	7,833			8,583
Less: Unamortized Debt Issuance Cost	(22,864)			(24,765)
Net Carrying Value	$2,349,619			$2,353,818
Other Borrowings
Revolving Credit Facility(4)	$—	ABR+25bps	—%	$45,000	ABR+25bps	5.00%	11/12/2024
Broker-Dealer Revolving Credit Facility	—	FFR+125bps	—%	—	FFR+125bps	—	7/31/2024
Total borrowings	$2,349,619			$2,398,818
_______________________________

(1)	No leverage or interest coverage maintenance covenants.

(2)
The 2025 Notes were issued in two separate transactions; $500.0 million in original notes were issued in March 2017 at par and $400.0 million in additional notes were issued in September 2017 and priced at 103.0% of the aggregate principal amount.

(3)	The 2027 Notes were issued in November 2019 at par.

(4)	The alternate base rate (ABR) was the PRIME rate, and reflects the interest rate incurred on the senior secured revolving credit facility on the outstanding balance as of December 31, 2019.
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
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of June 30, 2020, the Company was in compliance with such covenants.
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
Broker-Dealer Revolving Credit Facility
On July 31, 2019, LPL Financial, the Company’s broker-dealer subsidiary, entered into a committed, unsecured revolving credit facility that matures on July 31, 2024 and allows for a maximum borrowing of up to $300.0 million (the “LPL Financial Credit Facility”). LPL Financial incurred approximately $1.5 million in debt issuance costs. Borrowings under the LPL Financial Credit Facility bear interest at a rate per annum ranging from 112.5 to 137.5 basis points over the Federal Funds Rate or Eurodollar Rate, depending on the Parent Leverage Ratio (each as defined in the credit agreement related to the LPL Financial Credit Facility). The credit agreement related to the LPL Financial Credit Facility subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of June 30, 2020.
Bank Loans Payable
The Company maintained four uncommitted lines of credit as of June 30, 2020. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The other two lines have a total limit of $150.0 million, one of which allows for collateralized borrowings while the other allows for uncollateralized borrowings. There were no balances outstanding as of June 30, 2020 or December 31, 2019.
Letters of Credit
As of June 30, 2020, the Company had $0.2 million of irrevocable letters of credit, with an applicable interest rate margin of 1.25%, which were supported by the credit facility.
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
Finance lease assets are included in fixed assets in the unaudited condensed consolidated statements of financial condition and at June 30, 2020 were $104.8 million.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$4,790	$4,551	$9,207	$8,853
Finance lease cost:
Amortization of right-of-use assets	$1,286	$1,164	$2,571	$2,329
Interest on lease liabilities	2,108	2,092	4,211	4,184
Total finance lease cost	$3,394	$3,256	$6,782	$6,513

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,568	$9,434
Operating cash flows from finance leases	$4,211	$4,184
Financing cash flows from finance leases	$1,044	$747

Supplemental weighted-average information related to leases was as follows:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Finance leases	25.8	26.2
Operating leases	8.5	9.1
Weighted-average discount rate:
Finance leases	7.78%	7.75%
Operating leases	7.15%	7.27%

Maturities of lease liabilities as of June 30, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
2020 - remainder	$10,457	$4,337
2021	21,309	9,735
2022	21,840	8,802
2023	21,462	8,576
2024	21,241	8,727
Thereafter	94,566	233,639
Total lease payments	190,875	273,816
Less imputed interest	50,582	166,268
Total	$140,293	$107,548

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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded loan commitments at June 30, 2020.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Self-Insurance
The Company has self-insurance for certain potential liabilities through the Captive Insurance Subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends, so there are particular complexities and uncertainties involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured. As of June 30, 2020, these self-insurance liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2020.
Other Commitments
As of June 30, 2020, the Company had approximately $327.4 million of client margin loans that were collateralized with securities having a fair value of approximately $458.3 million that it can repledge, loan or sell. Of these securities, approximately $68.5 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of June 30, 2020, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $389.8 million of client collateral.
Trading securities on the unaudited condensed consolidated statements of financial condition include $5.5 million pledged to the Options Clearing Corporation at both June 30, 2020 and December 31, 2019, and $15.0 million pledged to the National Securities Clearing Corporation at both June 30, 2020 and December 31, 2019.
11.    Stockholders’ Equity
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s board of directors (the “Board of Directors”) as well as certain limits under the Credit Agreement and indentures. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2020		2019
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$19.7	$0.25	$21.1
Second quarter	$0.25	$19.7	$0.25	$20.8
Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the unaudited condensed consolidated statements of financial condition. As of June 30, 2020, the Company was authorized to purchase up to an additional $349.8 million of shares pursuant to share repurchase programs approved by the Board of Directors. During the first quarter of 2020, the Company repurchased 1.8 million shares of common stock at a weighted-average price of $82.91 for a total of $150.0 million. The Company suspended share repurchases in mid-March 2020 in light of the business and financial uncertainties created by the COVID-19 pandemic.
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
As of June 30, 2020, the 2010 Plan had 20,055,945 shares authorized for grant and 3,611,358 shares remaining available for future issuance.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options and Warrants
The following table summarizes the Company’s stock option and warrant activity as of and for the six months ended June 30, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2019	2,705,241	$43.81
Granted	—	$—
Exercised	(344,340)	$32.93
Forfeited and Expired	(27,685)	$66.08
Outstanding — June 30, 2020	2,333,216	$45.15	5.54	$77,586
Exercisable — June 30, 2020	1,969,970	$39.88	5.02	$75,893
Exercisable and expected to vest — June 30, 2020	2,311,341	$44.86	5.51	$77,515

The following table summarizes information about outstanding stock options and warrants as of June 30, 2020:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	432,458	$19.85	5.59	432,458	$19.85
$25.01 - $35.00	471,445	$30.80	1.73	471,445	$30.80
$35.01 - $45.00	412,039	$39.62	6.57	412,039	$39.62
$45.01 - $65.00	316,853	$48.85	4.29	316,853	$48.85
$65.01 - $75.00	323,069	$65.55	7.43	207,984	$65.54
$75.01 - $80.00	377,352	$77.53	8.54	129,191	$77.53
	2,333,216	$45.15	5.54	1,969,970	$39.88

The Company recognized share-based compensation related to the vesting of stock options awarded to employees and officers of $1.0 million and $2.2 million during the three months ended June 30, 2020 and 2019, respectively, and $2.4 million and $5.2 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $4.9 million, which is expected to be recognized over a weighted-average period of 1.43 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units, and performance stock units, for the six months ended June 30, 2020:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2019	8,296	$81.99	792,185		$66.28
Granted	9,865	$64.74	509,336		$77.03
Vested	(12,601)	$76.10	(390,589)		$54.66
Forfeited	—	$—	(15,342)		$75.33
Nonvested — June 30, 2020	5,560	$64.74	895,590	(1)	$77.31
Expected to vest — June 30, 2020	5,560	$64.74	784,513		$78.83

_______________________________

(1)	Includes 52,773 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $6.4 million and $4.6 million of share-based compensation related to the vesting of these restricted stock awards and stock units during the three months ended June 30, 2020 and 2019, respectively, and $13.0 million and $9.2 million during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, total unrecognized compensation cost for restricted stock awards and stock units was $44.5 million, which is expected to be recognized over a weighted-average remaining period of 2.23 years.
The Company also grants restricted stock units to its advisors and to financial institutions. The Company recognized share-based compensation of $0.6 million and $0.8 million related to the vesting of these awards during the three months ended June 30, 2020 and 2019, respectively, and $1.3 million and $1.8 million during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $3.0 million, which is expected to be recognized over a weighted-average remaining period of 1.84 years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$101,662	$146,092	$257,303	$301,490

Basic weighted-average number of shares outstanding	78,940	83,247	79,223	83,869
Dilutive common share equivalents	1,187	2,103	1,436	2,183
Diluted weighted-average number of shares outstanding	80,127	85,350	80,659	86,052

Basic earnings per share	$1.29	$1.75	$3.25	$3.59
Diluted earnings per share	$1.27	$1.71	$3.19	$3.50

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the three months ended June 30, 2020 and 2019, stock options, warrants and stock units representing common share equivalents of 1,040,297 shares and 590,751 shares, respectively, were anti-dilutive. For the six months ended June 30, 2020 and 2019, stock options, warrants and stock units representing common share equivalents of 683,813 shares and 549,029 shares, respectively, were anti-dilutive.
14.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, settlement contingencies, tax credits and other permanent differences in tax deductibility of certain expenses. These items resulted in effective tax rates of 25.9% and 25.1% for the three months ended June 30, 2020 and 2019, respectively, and 25.4% and 24.4% for the six months ended June 30, 2020 and 2019, respectively.
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
The Company recognized revenue for services provided to these related parties of $1.1 million and $1.0 million during the three months ended June 30, 2020 and 2019, respectively, and $2.3 million and $1.9 million during the six months ended June 30, 2020 and 2019, respectively. The Company incurred expenses for the services provided by these related parties of $0.5 million and $0.4 million during the three months ended June 30, 2020 and 2019, respectively, and $0.9 million and $0.8 million during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and 2019, receivables from and payables to related parties were not material.
16.    Net Capital and Regulatory Requirements
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also provide that the broker-dealer’s capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and the Financial Industry Regulatory Authority to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and, as of June 30, 2020, had net capital of $121.5 million with a minimum net capital requirement of $9.6 million.
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
As of June 30, 2020 and December 31, 2019, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

LPL Financial is obligated to settle transactions with brokers and other financial institutions even if its advisors’ clients fail to meet their obligation to LPL Financial. Clients are required to complete their transactions on the settlement date, generally two business days after the trade date. If clients do not fulfill their contractual obligations, LPL Financial may incur losses. In addition, the Company occasionally enters into certain types of contracts to fulfill its sale of when, as and if issued securities. When, as and if issued securities have been authorized but are contingent upon the actual issuance of the security. LPL Financial has established procedures to reduce this risk by generally requiring that clients deposit cash or securities into their account prior to placing an order.
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
18.    Subsequent Events
On July 28, 2020, the Board of Directors declared a cash dividend of $0.25 per share on the Company’s outstanding common stock to be paid on August 28, 2020 to all stockholders of record on August 14, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We maintain trading securities owned and securities sold, but not yet purchased in order to facilitate client transactions, to meet a portion of our clearing deposit requirements at various clearing organizations and to track the performance of our research models. These securities could include mutual funds, debt securities and equity securities. Changes in the value of our trading securities may result from fluctuations in interest rates, credit ratings of the issuer, equity prices, or a combination of these factors.
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
As of June 30, 2020, the fair value of our trading securities owned was $35.3 million and securities sold, but not yet purchased were immaterial. The fair value of securities included within other assets was $290.9 million as of June 30, 2020. See Note 5. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased and other assets associated with our client facilitation activities. See Note 6. Held-to-Maturity Securities, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of June 30, 2020, $1.1 billion of our outstanding debt under our Credit Agreement was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are generally subject to the same, but off-setting, interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Variable Interest Rates at June 30, 2020	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facility		Points	Points	Points	Points
Term Loan B	$1,064,650	$1,061	$2,652	$5,303	$10,606
See Note 8. Borrowings, within the notes to the unaudited condensed consolidated financial statements for additional information.
Our interest rate for Term Loan B is locked in for one, two, three, six or twelve months as allowed under the Credit Agreement. At the end of the selected periods the rates will be locked in at the then current rate. The effect of these interest rate locks are not included in the table above.
As of June 30, 2020 we offered our advisors and their clients two primary cash sweep vehicles that are interest rate sensitive: (1) our insured cash account (“ICA”) for individuals, trusts, sole proprietorships and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts and other organizations; and (2) an insured deposit cash account (“DCA”) for advisory individual retirement accounts. In addition, we offer our advisors and their clients a money market program, including money market accounts and purchased money market funds. While clients earn interest for balances on deposit in ICA and DCA, we earn a fee. Our fees from ICAs are based on prevailing interest rates in the current interest rate environment. The fees that we receive from the DCA vehicle are calculated as a per account fee, and such fees increase as the federal funds target rate increases, subject to a cap. The fees we receive on cash balances in our advisors’ clients’ accounts in our money market program, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the bank deposit sweep vehicles are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicles relative to other products into which clients may move cash balances.
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
These activities are transacted on either a cash or margin basis. Our credit exposure in these transactions consists primarily of margin accounts, through which we extend credit to advisors’ clients collateralized by securities in the clients’ accounts. Under many of these agreements, we are permitted to sell, repledge or loan these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions.
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the six months ended June 30, 2020 and 2019. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
We are subject to concentration risk if we extend large loans to or have large commitments with a single counterparty, borrower or group of similar counterparties or borrowers (e.g., in the same industry), or if we accept a concentrated position as collateral for a margin loan. Receivables from and payables to clients and stock borrowing and lending activities are conducted with a large number of clients and counterparties and potential concentration is monitored. We seek to limit this risk through review of the underlying business and the use of limits established by senior management, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment, and other positions or commitments outstanding.
Operational Risk
Operational risk is defined as the risk of loss resulting from failed or inadequate processes or systems, actions by people, or external events. We operate in diverse markets and are reliant on the ability of our employees and information technology systems, as well as third-party service providers and their systems, to manage a large volume of transactions and confidential information, including personally identifiable information, effectively and securely. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing operating environment with increasing transaction volumes and in light of increasing reliance on systems capabilities and performance, as well as third-party service providers. In the event of the breakdown, obsolescence or improper operation of systems, malicious cyber activity or improper action by employees, advisors or third-party service providers, we could suffer business disruptions, financial loss, data loss, regulatory sanctions and damage to our reputation. Although we have developed business continuity and disaster recovery plans, those plans could be inadequate, disrupted or otherwise unsuccessful in maintaining the competitiveness, stability, security or continuity of critical systems as a result of, among other things, obsolescence, improper operation, third-party dependencies or limitations of our current technology.
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
Our senior management is monitoring developments in the COVID-19 pandemic and has implemented changes to our policies, procedures and operations to protect the integrity and continuity of our business and the health and safety of our employees. For example, we equipped and enabled a substantial majority of employees to work remotely, implemented physical distancing and enhanced cleaning protocols throughout our corporate offices and worked closely with our vendors to maintain service continuity throughout the market volatility and increased operational volumes that occurred during the quarter. There can be no guarantee that our business continuity plans and the other efforts to manage the business implications of COVID-19 will be effective, or that there will not be material adverse effects on our results of operations. For information about the risks associated with COVID-19, see Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Regulatory and Legal Risk
The regulatory environment in which we operate is discussed in detail within Part I, “Item 1. Business” in our 2019 Annual Report on Form 10-K. In recent years, and during the period presented in this Quarterly Report on Form 10-Q, we have observed the SEC, FINRA and state regulators broaden the scope, frequency and depth of their examinations and inquiries to include greater emphasis on the quality, consistency and oversight of our compliance systems and programs. Please consult the “Risks Related to Our Regulatory Environment” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K for more information about the risks associated with operating within our regulatory environment, pending regulatory matters and the potential related effects on our operations.
Risk Management
We employ an enterprise risk management (“ERM”) framework that is intended to address key risks and responsibilities, enable us to execute our business strategy and protect our Company and its franchise. Our framework is designed to promote clear lines of risk management accountability and a structured escalation process for key risk information and events.
We operate a three-lines-of-defense model whereby the primary ownership for risk and control processes is the responsibility of business and control owners who are the “first line” of defense in effectively managing risks. The first line is responsible for risk process ownership and consists of the business units, whose primary responsibility is for day-to-day compliance and risk management, including execution of desktop and supervisory procedures. These business owners and certain control owners implement and execute controls to manage risk, execute risk assessments, identify emerging risks, and comply with risk management policies. The second line of defense consists of certain departments within Compliance, Legal and Risk (“CLR”), STO, Technology, Finance and Human Capital, and provides risk and control assessment and oversight. The third line of defense is independent verification of the effectiveness of internal controls and is conducted by the Internal Audit department or in third-party reviews.
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
Control Groups
The CLR department provides compliance oversight and guidance, and conducts various risk and other assessments to address regulatory and Company-specific risks and requirements. The CLR department includes the Chief Legal Officer, who reviews the results of the Company’s risk management process with the ROC, the Audit Committee and the Board as necessary. STO and Technology each have risk management teams that identify, define and remediate risk-related items within their respective groups. Additionally, the Internal Audit department is a control group.
Business Line Management
Each business line is responsible for managing its risk, and business line management is responsible for keeping senior management, including the members of the ROC, informed of operational risk and escalating risk matters (as defined by the Company’s escalation policies). We have conducted Company-wide escalation training for our employees. Certain business lines, including STO and Technology, have dedicated personnel with responsibilities for monitoring and managing risk-related matters. Business lines are subject to oversight by the control groups, and the Finance, CLR, Technology and Human Capital departments also execute certain control functions and report matters to the ROC, Audit Committee and Board as appropriate.
Advisor Policies
In addition to the ERM framework, we also have written policies and procedures that govern the conduct of business by our advisors, employees and the terms and conditions of our relationships with product manufacturers. Our client and advisor policies address the extension of credit for client accounts, data and physical security, compliance with industry regulations and codes of conduct and ethics to govern employee and advisor conduct, among other matters.

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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In response to the COVID-19 pandemic, we have implemented significant elements of our business continuity plans, and have begun relying on capabilities that we previously put into place to support these plans. While we believe that these plans and their implementation have helped avoid significant interruptions to our critical services, there can be no assurance that they will be able to do so on a sustained or uninterrupted basis, and reliance on such plans could expose our business to other operational risks. For example, while we have taken steps to ensure that our remote-work solutions are reliable and secure, especially those related to the handling, transmission, storage and disposal of sensitive personal or confidential information, there can be no assurance that these solutions will be used or function as intended, or that they will be completely effective in preventing interruptions in our services or cybersecurity incidents. In addition, there can be no assurance that the third parties that provide and maintain some of these solutions will be able to do so on a sustained and uninterrupted basis. Because we do not control these third parties, we are subject to the limitations, deficiencies, and vulnerabilities of their services, products, and operations. Any compromise, failure, or interruption in the availability of the solutions that support our remote-work operations could directly or indirectly result in cybersecurity incidents, interruptions to our business, and negative effects on our reputation and results of operations.
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

LPL Financial Holdings Inc.
Date:	August 4, 2020	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	August 4, 2020	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer