Form 10-Q
period 2020-09-30
LPL Financial Holdings Inc.
filed 2020-11-03
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of October 27, 2020 was 79,288,558.

1

i

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly, and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (“Exchange Act”), with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public from the SEC’s internet site at SEC.gov.
We post the following filings to LPL.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Hard copies of all such filings are available free of charge by request via email (investor.relations@lpl.com), telephone ((617) 897-4574) or mail (LPL Financial Investor Relations at 75 State Street, 22nd Floor, Boston, MA 02109). The information contained or incorporated on our website is not a part of this Quarterly Report on Form 10-Q.
We may use our website as a means of disclosing material information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included on our website in the “Investor Relations” or “Press Releases” sections. Accordingly, investors should monitor these portions of our website, in addition to following the Company’s press releases, SEC filings, public conference calls and webcasts.
When we use the terms “LPLFH”, “LPL”, “we”, “us”, “our”, and the “Company”, we mean LPL Financial Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding the Company’s future financial and operating results, outlook, growth, plans, business strategies, liquidity and future share repurchases, including statements regarding future resolution of regulatory matters, legal proceedings and related costs; future revenue and expenses; future affiliation models and capabilities; market and macroeconomic trends; and projected savings and anticipated improvements to the Company’s operating model, services and technologies as a result of its investments, initiatives, programs and/or acquisitions; as well as expected impacts of the coronavirus disease 2019 (“COVID-19”) pandemic on the Company's businesses, and any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company’s historical performance and its plans, estimates and expectations as of the date of this Quarterly Report on Form 10-Q. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive and other factors, which may cause actual financial or operating results, levels of activity or the timing of events to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; changes in interest rates and fees payable by banks participating in the Company’s client cash programs, including the Company’s success in negotiating agreements with current or additional counterparties; the Company’s strategy and success in managing client cash program fees; fluctuations in the levels of advisory and brokerage assets, including net new assets, and the related impact on revenue; effects of competition in the financial services industry; the success of the Company in attracting and retaining financial advisors and institutions, and their ability to market effectively financial products and services; whether retail investors served by newly-recruited advisors choose to move their respective assets to new accounts at the Company; changes in growth and profitability of the Company’s fee-based business, including the Company’s centrally managed advisory platform; the effect of current, pending and future legislation, regulation and regulatory actions, including disciplinary actions imposed by federal and state regulators and self-regulatory organizations, and the implementation of Regulation BI (Best Interest); the cost of settling and remediating issues related to regulatory matters or legal proceedings, including actual costs of reimbursing customers for losses in excess of our reserves; changes made to the Company’s services and pricing, including in response to competitive developments and current, pending and future legislation, regulation and regulatory actions, and the effect that such changes may have on the Company’s gross profit streams and costs; execution of the Company’s capital management plans, including its compliance with the terms of its credit agreement and the indentures governing its

ii

senior notes; the price, availability and trading volumes of shares of the Company’s common stock, which will affect the timing and size of future share repurchases by the Company, if any; execution of the Company’s plans and its success in realizing the synergies, expense savings, service improvements or efficiencies expected to result from its investments, initiatives and programs, including its acquisitions involving Lucia Securities, LLC, E.K. Riley Investments, LLC and Blaze Portfolio Systems LLC, expense plans and technology initiatives; the performance of third-party service providers to which business processes have been transitioned; the Company’s ability to control operating risks, information technology systems risks, cybersecurity risks and sourcing risks; the effects of the COVID-19 pandemic, including efforts to contain it; and the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s 2019 Annual Report on Form 10-K, as may be amended or updated in the Company’s Quarterly Reports on Form 10-Q. Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report on Form 10-Q, even if its estimates change, and you should not rely on statements contained herein as representing the Company’s views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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
Executive Summary
Financial Highlights
Results for the third quarter of 2020 included net income of $103.8 million, or $1.29 per share, which compares to $131.7 million, or $1.57 per share, for the third quarter of 2019.
Asset Growth Trends
Total advisory and brokerage assets served were $810.4 billion as of September 30, 2020, up 13% from $719.3 billion as of September 30, 2019. Total net new assets were $11.1 billion for the three months ended September 30, 2020, compared to $11.9 billion for the same period in 2019.
Net new advisory assets were an inflow of $10.4 billion for the three months ended September 30, 2020, compared to $10.1 billion for the same period in 2019. As of September 30, 2020, our advisory assets were $405.9 billion, up from $338.0 billion as of September 30, 2019, an increase of 20%, and represented 50% of total advisory and brokerage assets served.
Net new brokerage assets were an inflow of $0.7 billion for the three months ended September 30, 2020, compared to $1.8 billion for the same period in 2019. As of September 30, 2020, our brokerage assets were $404.4 billion, up from $381.3 billion as of September 30, 2019, an increase of 6%.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, of $505.7 million for the three months ended September 30, 2020, decreased 7% from $542.5 million for the three months ended September 30, 2019. Gross profit is calculated as net revenues, less commission and advisory expenses and brokerage, clearing and exchange fees. Management presents gross profit because we believe that measure may provide useful insight to investors in evaluating the Company’s core operating performance before indirect costs that are general and administrative in nature. See footnote 9 to the Financial Metrics table within the “How We Evaluate Our Business” section for additional information on gross profit.
Stockholder Capital Returns
We returned $19.8 million of capital, in the form of dividends, to stockholders during the three months ended September 30, 2020.
COVID-19 Response
In response to the coronavirus disease 2019 (“COVID-19”) pandemic, we have taken measures to protect the health and safety of our employees, as well as the stability and continuity of our operations. For example, we have equipped and enabled a substantial majority of employees to work remotely, implemented physical distancing and enhanced cleaning protocols throughout our corporate offices, and have worked closely with our vendors to maintain service continuity throughout the increased market volatility and operational volumes that occurred during the year. We also made extra support available to our advisors by extending service hours and providing additional resources to enable them to deliver differentiated service to their clients. For information about the risks associated with COVID-19, see Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
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
We regularly review various aspects of our operations and service offerings, including our policies, procedures and platforms, in response to marketplace developments. We seek to continuously improve and enhance aspects of our operations and service offerings in order to position our advisors for long-term growth and to align with competitive and regulatory developments. For example, we regularly review the structure and fees of our products and services, including related disclosures, in the context of the changing regulatory environment and competitive landscape for advisory and brokerage accounts.

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

	As of and for the Nine Months Ended September 30,
Operating and Business Metrics (dollars in billions)(1)	2020	2019	% Change
Advisory assets(2)(3)	$405.9	$338.0	20%
Brokerage assets(2)(4)	404.4	381.3	6%
Total Advisory and Brokerage Assets served(2)	$810.4	$719.3	13%

Net new advisory assets(5)	$33.7	$22.8	n/m
Net new brokerage assets(6)	4.7	1.0	n/m
Total Advisory and Brokerage Net New Assets	$38.4	$23.8	n/m

Insured cash account balances(2)	$34.7	$22.2	56%
Deposit cash account balances(2)	8.0	4.6	74%
Total Insured Sweep Balances	42.7	26.8	59%
Money market account balances(2)	1.5	2.6	(42%)
Purchased money market fund balances(2)	2.3	1.8	28%
Total Client Cash Balances	$46.6	$31.2	49%

Advisors	17,168	16,349	5%

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Metrics (dollars in millions, except per share data)	2020	2019	2020	2019
Total net revenues	$1,460.3	$1,415.5	$4,290.4	$4,177.0
Recurring gross profit rate (trailing twelve months)(7)	86.1%	87.1%	86.1%	87.1%
Pre-tax income	$135.3	$178.0	$480.2	$576.8
Net income	$103.8	$131.7	$361.1	$433.2
Earnings per share, diluted	$1.29	$1.57	$4.48	$5.07

Non-GAAP Financial Measures(8)
Gross profit(9)	$505.7	$542.5	$1,569.5	$1,634.1
Gross profit (decrease)/increase from prior period(9)	(6.8%)	10.0%	(4.0%)	13.5%
Gross profit as a % of net revenues(9)	34.6%	38.3%	36.6%	39.1%
_______________________________

(1)	Totals may not foot due to rounding.

(2)
Advisory and brokerage assets consists of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Insured cash account balances, deposit cash account balances, money market account balances and purchased money market fund balances are also included in advisory and brokerage assets served.

(3)
Advisory assets consists of total advisory assets under custody at our broker-dealer subsidiary, LPL Financial LLC (“LPL Financial”). See Results of Operations for a tabular presentation of advisory assets.

(4)	Brokerage assets consists of assets serviced by advisors licensed with LPL Financial.

(5)
Net new advisory assets consists of total client deposits into custodied advisory accounts less total client withdrawals from custodied advisory accounts, plus dividends, plus interest, minus advisory fees. We consider conversions from and to brokerage accounts as deposits and withdrawals, respectively. Figures for net new advisory assets reported prior to April 2020 did not include dividends and interest or subtract advisory fees. The figure previously reported for the nine months ended September 30, 2019 was an inflow of $20.4 billion.

(6)
Net new brokerage assets consists of total client deposits into brokerage accounts less total client withdrawals from brokerage accounts, plus dividends, plus interest. We consider conversions from and to advisory accounts as deposits and withdrawals, respectively. Figures for net new brokerage assets reported prior to April 2020 did not include dividends and interest. The figure previously reported for the nine months ended September 30, 2019 was an outflow of $2.6 billion.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Profit (in millions)	2020	2019	2020	2019
Total net revenues	$1,460.3	$1,415.5	$4,290.4	$4,177.0
Commission and advisory expense	936.8	856.6	2,667.4	2,494.4
Brokerage, clearing and exchange fees	17.8	16.4	53.4	48.5
Gross profit(1)	$505.7	$542.5	$1,569.5	$1,634.1
_______________________________

(1)	Totals may not foot due to rounding.
Legal and Regulatory Matters
As a regulated entity, we are subject to regulatory oversight and inquiries related to, among other items, our compliance and supervisory systems and procedures and other controls, as well as our disclosures, supervision and reporting. We review these items in the ordinary course of business in our effort to adhere to legal and regulatory requirements applicable to our operations. Nevertheless, additional regulation and enhanced regulatory enforcement has resulted, and may result in the future, in additional operational and compliance costs, as well as increased costs in the form of penalties and fines, investigatory and settlement costs, customer restitution and remediation related to regulatory matters. In the ordinary course of business, we periodically identify or become aware of purported inadequacies, deficiencies and other issues. It is our policy to evaluate these matters for potential legal or regulatory violations, and other potential compliance issues. It is also our policy to self-report known violations and issues as required by applicable law and regulation. When deemed probable that matters may result in financial losses, we accrue for those losses based on an estimate of possible fines, customer restitution, losses related to the repurchase of sold securities and other losses, as applicable. Certain regulatory and other legal claims and losses may be covered through our wholly-owned captive insurance subsidiary, which is chartered with the insurance commissioner in the state of Tennessee.
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
Our accruals, including those established through our captive insurance subsidiary at September 30, 2020, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable. For example, on May 1, 2018, we agreed to a settlement structure with the

North American Securities Administrators Association that related to our historical compliance with certain state “blue sky” laws and resulted in aggregate fines of $26.4 million, all of which were covered by our captive insurance subsidiary loss reserves. As part of the settlement structure, we engaged independent third party consultants to conduct a historical review of securities transactions and an operational review of our systems for complying with blue sky securities registration requirements, each of which has been completed. We also agreed to offer customers remediation in the form of reimbursement for any actual losses, plus interest. As of the date of this Quarterly Report on Form 10-Q, customer remediation is substantially complete and the cost is not expected to be material.
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
On August 18, 2020, we closed the asset acquisitions of both Lucia Securities, LLC, a broker-dealer and RIA firm headquartered in San Diego, California, and E.K. Riley Investments, LLC, a broker-dealer and RIA headquartered in Seattle, Washington. See Note 4. Acquisitions, within the notes to the unaudited condensed consolidated financial statements for further detail.

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets. Global economic conditions in the third quarter continued to be dominated by consequences of efforts to contain the COVID-19 pandemic. Significant mitigation efforts through supportive central bank policy (monetary stimulus) and government spending (fiscal stimulus) have helped the global and U.S. economy take meaningful steps toward recovery, but the results have been uneven and uncertainty remains elevated.
According to the most recent available estimate from the U.S. Bureau of Economic Analysis, the U.S. economy contracted at an annualized rate of 31.4% in the second quarter of 2020, after contracting 5% in the first quarter of 2020. The National Bureau of Economic Research, which dates U.S. recessions, announced in June that U.S. economic growth had peaked in February 2020 and that the ensuing slowdown in economic activity met its criteria for a recession, ending the economic expansion that began in June 2009.
Data received during the third quarter suggests that U.S. gross domestic product (“GDP”) has seen significant growth over the quarter. The unemployment rate, which had spiked to 14.7% in April, has declined steadily since and was 7.9% in September. Consumer spending has rebounded sharply, although spending on the services industries most impacted by COVID-19 remains depressed. Business investment has also started to rebound, and business activity has strengthened but remains below pre-pandemic levels. The Federal Reserve’s (“Fed”) most recent median GDP projection, released following its September 15-16, 2020 policy meeting, saw the economy contracting 3.7% for all of 2020, a substantial improvement from its June projection of a 6.5% contraction, followed by 4.0% growth in 2021.
In the third quarter, the S&P 500 Index extended its second quarter rebound following its March 23, 2020 low, climbing 8.9% on a total return basis. At the end of the quarter, the index had fully recovered losses from the bear market declines and was up 5.6% for the year. The broad MSCI indexes for both developed international and emerging market equities also pushed higher, returning 4.9% and 9.7%, respectively, during the third quarter. The 10-year Treasury yield was near flat for the quarter despite improved economic activity, rising 0.03% (3 basis points) over the third quarter to 0.69%. Steady Treasury yields and modest strength in investment grade corporate bonds as credit spreads continued to narrow, helped the broad Bloomberg Barclays U.S. Aggregate Bond Total Return Index advance 0.6% over the quarter. High-yield bond credit spreads also narrowed, supporting prices and lifting the Bloomberg Barclays U.S. High Yield Total Return Index to a 4.6% gain.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the third quarter Fed policymakers maintained the target range for the federal funds rate at 0.0 - 0.25%. The policy statement released at the conclusion of the September 15-16, 2020 policy meeting incorporated the conclusions of the Fed’s recent review of its policy framework, released on August 27, 2020. The updated framework raises the Fed’s inflation target above 2% if inflation has run below target for some time, as is the case now. A higher inflation target gives the Fed additional leeway to keep rates lower for a longer period of time, even upon achieving full employment. Projections released at the meeting’s conclusion showed a median expectation that the Fed would not raise rates until after 2023.
Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes, and the potential related effects on our profitability and financial condition.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2020 and 2019. Where appropriate, we have identified specific events and changes that affect comparability or trends, and where possible and practical, have quantified the impact of such items.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	% Change	2020	2019	% Change
REVENUES
Commission	$472,643	$474,993	(0.5)%	$1,403,540	$1,415,487	(0.8)%
Advisory	586,941	514,363	14.1%	1,689,338	1,449,610	16.5%
Asset-based	253,551	292,140	(13.2)%	786,124	877,054	(10.4)%
Transaction and fee	119,747	121,222	(1.2)%	376,321	362,037	3.9%
Interest income, net of interest expense	6,623	11,531	(42.6)%	22,705	35,542	(36.1)%
Other	20,796	1,276	1,529.8%	12,329	37,231	(66.9)%
Total net revenues	1,460,301	1,415,525	3.2%	4,290,357	4,176,961	2.7%
EXPENSES
Commission and advisory	936,766	856,635	9.4%	2,667,408	2,494,355	6.9%
Compensation and benefits	151,271	138,300	9.4%	441,393	407,000	8.5%
Promotional	57,970	61,715	(6.1)%	159,908	154,487	3.5%
Depreciation and amortization	27,548	24,062	14.5%	81,082	70,116	15.6%
Amortization of intangible assets	16,829	16,286	3.3%	50,088	48,703	2.8%
Occupancy and equipment	41,874	34,417	21.7%	124,486	100,843	23.4%
Professional services	12,301	17,666	(30.4)%	40,526	56,115	(27.8)%
Brokerage, clearing and exchange	17,834	16,380	8.9%	53,423	48,518	10.1%
Communications and data processing	12,547	12,535	0.1%	37,743	37,394	0.9%
Other	24,852	27,599	(10.0)%	73,274	83,977	(12.7)%
Total operating expenses	1,299,792	1,205,595	7.8%	3,729,331	3,501,508	6.5%
Non-operating interest expense and other	25,179	31,944	(21.2)%	80,786	98,617	(18.1)%
INCOME BEFORE PROVISION FOR INCOME TAXES	135,330	177,986	(24.0)%	480,240	576,836	(16.7)%
PROVISION FOR INCOME TAXES	31,541	46,272	(31.8)%	119,148	143,632	(17.0)%
NET INCOME	$103,789	$131,714	(21.2)%	$361,092	$433,204	(16.6)%

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
The following table sets forth our commission revenue, by sales-based and trailing commission revenue, included in our unaudited condensed consolidated statements of income (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Sales-based	$180,357	$194,342	$(13,985)	(7.2)%
Trailing	292,286	280,651	11,635	4.1%
Total commission revenue	$472,643	$474,993	$(2,350)	(0.5)%
The decrease in sales-based commission revenue for the three months ended September 30, 2020 compared with the same period in 2019 was primarily driven by the low interest rate environment caused by the COVID-19 pandemic, which led to a decrease in sales of annuities and fixed income products, partially offset by an increase in sales of equities.
The increase in trailing revenues for the three months ended September 30, 2020 compared with the same period in 2019 was primarily due to the market increase that caused an increase in the market value of annuities.
The following table sets forth our commission revenue, by sales-based and trailing commission revenue, included in our unaudited condensed consolidated statements of income (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Sales-based	$568,260	$588,872	$(20,612)	(3.5)%
Trailing	835,280	826,615	8,665	1.0%
Total commission revenue	$1,403,540	$1,415,487	$(11,947)	(0.8)%
The decrease in sales-based commission revenue for the nine months ended September 30, 2020 compared with the same period in 2019 was primarily driven by the low interest rate environment caused by the COVID-19 pandemic, which led to a decrease in sales of annuities, partially offset by an increase in sales of equities.
The increase in trailing revenues for the nine months ended September 30, 2020 compared with the same period in 2019 was primarily due to the increase in value of annuities as a result of the market recovery during the second quarter, partially offset by the decline in value of mutual funds and other trail-eligible assets as a result of the market downturn during the first quarter of 2020.

The following table summarizes activity in brokerage assets for the periods presented (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance - Beginning of period	$386.4	$378.7	$398.6	$346.0
Net new brokerage assets(1)	0.7	1.8	4.7	1.0
Market impact(2)	17.3	0.8	1.1	34.3
Balance - End of period	$404.4	$381.3	$404.4	$381.3
_______________________________

(1)
Net new brokerage assets consists of total client deposits into brokerage accounts less total client withdrawals from brokerage accounts, plus dividends, plus interest. We consider conversions from and to advisory accounts as deposits and withdrawals, respectively. Previously reported figures for net new brokerage assets did not include dividends and interest. The figures previously reported for the three and nine months ended September 30, 2019 were an inflow of $0.6 billion and an outflow of $2.6 billion, respectively.

(2)
Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, representing the implied growth or decline in asset balances due to market changes over the same period of time.

We are uncertain, as of the date of this Quarterly Report on Form 10-Q, of the effect of the COVID-19 pandemic on our future commission revenues. We cannot predict how the ongoing COVID-19 pandemic and foreign and domestic responses to it will impact our future sales-based or trailing commissions. While domestic equity markets have recovered, COVID-19 cases continue to rise in the United States and many other parts of the world, and significant market disruptions and volatility remain possible.
Advisory Revenues
Advisory revenues primarily represent fees charged on our corporate RIA platform provided to clients of our advisors based on the value of their advisory assets. Advisory fees are billed to clients in advance, on a quarterly basis, and are recognized as revenue ratably during the quarter. The majority of our accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three-month period. Advisory revenues collected on our corporate advisory platform are proposed by the advisor and agreed to by the client and average 1.0% of the underlying assets with a maximum of 2.5% of the underlying assets as of September 30, 2020.
We also support separate investment adviser firms (“Hybrid RIAs”) through our independent advisory platform, which allows advisors to engage us for technology, clearing and custody services, as well as access to the capabilities of our investment platforms. The assets held under a Hybrid RIA’s investment advisory accounts custodied with LPL Financial are included in our advisory and brokerage assets, net new advisory assets and advisory assets metrics. The advisory revenue generated by a Hybrid RIA is not included in our advisory revenues, although we charge separate fees to Hybrid RIAs for technology, clearing, administrative, oversight and custody services. The administrative fees collected on our independent advisory platform vary and can reach a maximum of 0.2% of the underlying assets as of September 30, 2020.
The following table summarizes the composition of advisory assets for the periods presented (dollars in billions):

	September 30,
	2020	2019	$ Change	% Change
Corporate platform advisory assets	$253.9	$209.4	$44.5	21.3%
Hybrid platform advisory assets	152.0	128.6	23.4	18.2%
Total advisory assets(1)	$405.9	$338.0	$67.9	20.1%
_______________________________

(1)	Totals may not foot due to rounding.
Furthermore, we support certain financial advisors at broker-dealers affiliated with insurance companies through our customized advisory platforms and charge fees to these advisors based on the value of assets within these advisory accounts.

The following table summarizes activity in advisory assets for the periods presented (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance - Beginning of period	$375.3	$327.3	$365.8	$282.0
Net new advisory assets(1)	10.4	10.1	33.7	22.8
Market impact(2)	20.2	0.6	6.4	33.2
Balance - End of period	$405.9	$338.0	$405.9	$338.0
_______________________________

(1)
Net new advisory assets consists of total client deposits into custodied advisory accounts less total client withdrawals from custodied advisory accounts, plus dividends, plus interest, minus advisory fees. We consider conversions from and to brokerage accounts as deposits and withdrawals, respectively. Previously reported figures for net new advisory assets did not include dividends and interest or subtract advisory fees. The figures previously reported for the three and nine months ended September 30, 2019 were an inflow of $9.2 billion and $20.4 billion, respectively.

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
The growth in advisory revenue for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was due to net new advisory assets resulting from our recruiting efforts and strong advisor productivity, as well as market gains represented by higher levels of the S&P 500 index.
Asset-Based Revenues
Asset-based revenues consist of omnibus processing and networking services (collectively referred to as “recordkeeping”), our sponsorship programs with financial product manufacturers and fees from our client cash programs. We receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales education and training efforts. Omnibus processing revenues are paid to us by mutual fund product sponsors and are based on the value of custodied assets in advisory accounts and the number of brokerage accounts in which the related mutual fund positions are held. Networking revenues on brokerage assets are correlated to the number of positions we administer and are paid to us by mutual fund and annuity product manufacturers. Client cash-based revenues are generated on advisors’ clients’ cash balances in insured sweep accounts and money market programs at various banks. Pursuant to contractual arrangements, we receive fees based on account type and invested balances for administration and recordkeeping.
Asset-based revenues for the three and nine months ended September 30, 2020 decreased compared to the same periods in 2019 primarily due to decreased revenues from our client cash programs, partially offset by an increase in recordkeeping and sponsor revenues.
Client cash revenues for the three and nine months ended September 30, 2020 decreased compared to the same periods in 2019 primarily due to the impact of a lower federal funds effective rate, partially offset by higher average client cash balances. For the three months ended September 30, 2020, our average client cash balances increased to $45.6 billion compared to $30.7 billion for the same period in 2019. For the nine months ended September 30, 2020, our average client cash balances increased to $43.4 billion compared to $30.6 billion for the same period in 2019.
The declines in client cash revenues we experienced in the third quarter are likely to continue through the remainder of the year due to low interest rates.
Revenues for our recordkeeping and sponsorship programs for the three and nine months ended September 30, 2020, which are largely based on the market value of the underlying assets, increased compared to the same periods in 2019 due to the impact of market appreciation on the value of those underlying assets.
Transaction and Fee Revenues
Transaction revenues primarily include fees we charge to our advisors and their clients for executing certain transactions in brokerage and fee-based advisory accounts. Fee revenues primarily include IRA custodian fees, contract and licensing fees and other client account fees. In addition, we host certain advisor conferences that serve as training, education, sales and marketing events, for which we charge a fee for attendance.

Transaction and fee revenues decreased for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to a decrease in conference service revenue as a result of advisor-related conferences being cancelled or held in a virtual format in 2020 in response to the COVID-19 pandemic.
Transaction and fee revenues increased for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to increased transaction volume in response to the market volatility caused by the COVID-19 pandemic, partially offset by a decrease in conference service revenue as a result of advisor-related conferences being cancelled or held in a virtual format in 2020 in response to the COVID-19 pandemic.
Interest Income, Net of Interest Expense
We earn interest income from client margin accounts and cash equivalents, net of operating expense. Period-over-period variances correspond to changes in the average balances of assets in margin accounts and cash equivalents as well as changes in interest rates.
Interest income, net of interest expense decreased for the three and nine months ended September 30, 2020, compared to the same periods in 2019 primarily due to lower average interest rates.
Other Revenues
Other revenues primarily include mark-to-market gains or losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios, marketing allowances received from certain financial product manufacturers, primarily those who offer alternative investments, such as non-traded real estate investment trusts and business development companies and other miscellaneous revenues.
Other revenues increased for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to unrealized gains on assets held in our advisor non-qualified deferred compensation plan resulting from market appreciation.
Other revenues decreased for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to unrealized losses on assets held in our advisor non-qualified deferred compensation plan caused by the market downturn during the first quarter of 2020.
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
The following table shows the components of our payout ratio, which is a statistical or operating measure:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Base payout rate(1)	82.97%	83.05%	(8 bps)	82.78%	83.13%	(35 bps)
Production based bonuses	3.65%	3.61%	4 bps	3.18%	2.96%	22 bps
Total payout ratio(2)	86.62%	86.66%	(4 bps)	85.96%	86.09%	(13 bps)
_______________________________

(1)
Our base payout rate is calculated as commission and advisory expenses less production based bonuses and mark-to-market gains or losses on the non-qualified deferred compensation plan, divided by commission and advisory revenues.

(2)	Totals may not foot due to rounding.
Our total payout ratio decreased for the three and nine months ended September 30, 2020 compared with the same periods in 2019, primarily due to a decrease in base payout rate, which was driven by increases in the sale of equities and a shift from brokerage to advisory business, each of which result in lower payouts, partially offset by an increase in production based bonuses, which was driven by broader price reductions on our corporate advisory platform.

Compensation and Benefits Expense
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary employees and consultants.

The following table sets forth our average number of employees for the three and nine months ended September 30, 2020, as compared with the same periods in 2019.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Average number of employees	4,634	4,376	5.9%	4,504	4,323	4.2%
Compensation and benefits expense increased for the three and nine months ended September 30, 2020 compared with the same periods in 2019 due to an increase in salary and discretionary bonus expenses resulting from an increase in headcount.
Promotional Expense
Promotional expense includes costs related to our hosting of certain advisor conferences that serve as training, sales and marketing events, business development costs related to advisor recruitment and retention, and other costs that support advisor business growth.
The decrease in promotional expense for the three months ended September 30, 2020 compared with the same period in 2019 was primarily driven by a decrease in advisor conference expense due to conferences being cancelled or held in a virtual format in 2020 in response to the COVID-19 pandemic, partially offset by an increase in costs associated with advisor loans.
The increase in promotional expense for the nine months ended September 30, 2020 compared with the same period in 2019 was primarily driven by an increase in costs associated with advisor loans, partially offset by a decrease in advisor conference expense due to conferences being cancelled or held in a virtual format in 2020 in response to the COVID-19 pandemic.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the benefits received for using long-lived assets. Those assets consist of fixed assets, which include internally developed software, hardware, leasehold improvements and other equipment.
The increase in depreciation and amortization expense for the three and nine months ended September 30, 2020 compared with the same periods in 2019 was primarily due to an increase in internally developed software.
Amortization of Intangible Assets
Amortization of intangible assets represents the benefits received for using long-lived assets, which consist of intangible assets established through our acquisitions.
Amortization of intangible assets remained relatively flat for the three and nine months ended September 30, 2020 compared with the same periods in 2019.
Occupancy and Equipment Expense
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs and maintenance expenses on computer hardware and other equipment.
The increase in occupancy and equipment expense for the three and nine months ended September 30, 2020 compared with the same periods in 2019 was primarily due to an increase in costs related to software licensing fees in support of our service and technology investments.
Professional Services Expense
Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing and general corporate matters, as well as non-capitalized costs related to service and technology enhancements.

The decrease in professional services expense for the three and nine months ended September 30, 2020 compared with the same periods in 2019 was primarily due to the Company temporarily bringing certain services in-house as a result of the COVID-19 pandemic.
Brokerage, Clearing and Exchange Fees
Brokerage, clearing and exchange fees include expenses originating from trading or clearing operations as well as any exchange membership fees. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.
The increase in brokerage, clearing and exchange fees was consistent with the increase in the volume of sales and trading activity for the three and nine months ended September 30, 2020 compared with the same periods in 2019.
Communications and Data Processing Expense
Communications and data processing expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges and markets; as well as, customer statement processing and postage costs.
Communications and data processing expense remained flat for the three and nine months ended September 30, 2020 compared with the same periods in 2019.
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
The decrease in other expenses for the three and nine months ended September 30, 2020 compared with the same periods in 2019 was primarily due to a decrease in travel expenses as a result of the COVID-19 pandemic and lower costs associated with the investigation of regulatory matters.
Non-Operating Interest Expense and Other
Non-operating interest expense and other represents expense from our senior secured credit facilities, senior unsecured notes, finance leases and other non-operating expenses.
The decrease in non-operating interest expense and other for the three and nine months ended September 30, 2020 compared with the same periods in 2019 was primarily due to a lower outstanding principal balance, and a lower interest rate on our senior secured term loan, partially offset by an increase in balance from issuing additional senior unsecured notes in 2019.
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
Our effective tax rate was 23.3% and 26.0% for the three months ended September 30, 2020 and 2019, respectively. The decrease was primarily due to a benefit from a positive decision on an expense that was previously considered non-deductible and changes in unrecognized tax benefits in the period.
Our effective tax rate for the nine months ended September 30, 2020 and 2019 remained substantially unchanged at 24.8% and 24.9%, respectively.

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
A summary of changes in cash flow data is provided as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash flows provided by (used in):
Operating activities	$463,667	$509,769
Investing activities	(132,092)	(129,129)
Financing activities	(260,138)	(434,076)
Net increase (decrease) in cash, cash equivalents and restricted cash	71,437	(53,436)
Cash, cash equivalents and restricted cash — beginning of period	1,471,778	1,562,119
Cash, cash equivalents and restricted cash — end of period	$1,543,215	$1,508,683
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.
Net cash flows provided by operating activities includes net income and adjustments for non-cash expenses; changes in operating assets and liabilities, including balances related to the settlement and funding of client transactions; receivables from product sponsors; and accrued commission and advisory expenses due to our advisors. In addition to net income, operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and clients’ behaviors.
The decrease in cash flows provided by operating activities for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily attributable to a decrease in net income and a decrease in inflows from payables to clients, partially offset by a decrease in outflows from drafts payable.
The increase in cash flows used in investing activities for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily attributable to an increase in capital expenditures, partially offset by a decrease in acquisition costs.
The decrease in cash flows used in financing activities for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily attributable to the suspension of repurchases of our common stock, partially offset by repayments of our revolving lines of credit.
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

We have certain capital adequacy requirements related to our registered broker-dealer subsidiary and bank trust subsidiary. As of September 30, 2020, we were in compliance with all such requirements and expect to continue to be so for the foreseeable future. In particular, we believe that our liquidity planning has positioned us to meet reasonably foreseeable increases in the demand for liquidity that are caused by higher transaction volumes and price volatility, including higher margin requirements of clearing corporations and exchanges. For short-term liquidity needs we have the ability to draw on the committed revolving credit facility of LPL Financial and our senior secured revolving credit facility for a combined available amount of up to $1.1 billion.
We regularly evaluate our existing indebtedness, including potential refinancing opportunities, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions.
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
We may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. These timing differences are funded either with internally generated cash flows or, if needed, with funds drawn on our uncommitted lines of credit at LPL Financial or under one of our revolving credit facilities.
LPL Financial is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from client transactions. At September 30, 2020, LPL Financial had net capital of $129.4 million with a minimum net capital requirement of $10.7 million.
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
Our subsidiary, The Private Trust Company, N.A. (“PTC”), is also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
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
As of September 30, 2020, we were in compliance with both of our financial covenants, a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (“Leverage Test,” as defined in the Credit Agreement) and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (“Interest Coverage,” as defined in the Credit Agreement). The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Test (Maximum)	5.00	2.15
Interest Coverage (Minimum)	3.00	9.4
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

Contractual Obligations
During the nine months ended September 30, 2020, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2019 Annual Report on Form 10-K. See Note 8. Borrowings and Note 10. Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K, for further detail.
Fair Value of Financial Instruments
We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures. See Note 5. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for a detailed discussion regarding our fair value measurements.
Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no changes to those policies that we consider to be material since the filing of our 2019 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.
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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Commission	$472,643	$474,993	$1,403,540	$1,415,487
Advisory	586,941	514,363	1,689,338	1,449,610
Asset-based	253,551	292,140	786,124	877,054
Transaction and fee	119,747	121,222	376,321	362,037
Interest income, net of interest expense	6,623	11,531	22,705	35,542
Other	20,796	1,276	12,329	37,231
Total net revenues	1,460,301	1,415,525	4,290,357	4,176,961
EXPENSES
Commission and advisory	936,766	856,635	2,667,408	2,494,355
Compensation and benefits	151,271	138,300	441,393	407,000
Promotional	57,970	61,715	159,908	154,487
Depreciation and amortization	27,548	24,062	81,082	70,116
Amortization of intangible assets	16,829	16,286	50,088	48,703
Occupancy and equipment	41,874	34,417	124,486	100,843
Professional services	12,301	17,666	40,526	56,115
Brokerage, clearing and exchange	17,834	16,380	53,423	48,518
Communications and data processing	12,547	12,535	37,743	37,394
Other	24,852	27,599	73,274	83,977
Total operating expenses	1,299,792	1,205,595	3,729,331	3,501,508
Non-operating interest expense and other	25,179	31,944	80,786	98,617
INCOME BEFORE PROVISION FOR INCOME TAXES	135,330	177,986	480,240	576,836
PROVISION FOR INCOME TAXES	31,541	46,272	119,148	143,632
NET INCOME	$103,789	$131,714	$361,092	$433,204
EARNINGS PER SHARE (Note 13)
Earnings per share, basic	$1.31	$1.61	$4.56	$5.20
Earnings per share, diluted	$1.29	$1.57	$4.48	$5.07
Weighted-average shares outstanding, basic	79,176	81,833	79,207	83,315
Weighted-average shares outstanding, diluted	80,550	83,844	80,612	85,421
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except share data)

ASSETS	September 30, 2020	December 31, 2019
Cash and cash equivalents	$800,799	$590,209
Cash segregated under federal and other regulations	667,121	822,697
Restricted cash	75,295	58,872
Receivables from:
Clients, net of allowance of $399 at September 30, 2020 and $115 at December 31, 2019	424,131	433,986
Product sponsors, broker-dealers and clearing organizations	205,508	177,654
Advisor loans, net of allowance of $6,324 at September 30, 2020 and $3,974 at December 31, 2019	509,124	441,743
Others, net of allowance of $3,246 at September 30, 2020 and $10,292 at December 31, 2019	306,952	298,790
Securities owned:
Trading — at fair value	28,215	46,447
Held-to-maturity — at amortized cost	13,058	11,806
Securities borrowed	23,510	17,684
Fixed assets, net of accumulated depreciation and amortization of $467,659 at September 30, 2020 and $388,355 at December 31, 2019	570,592	533,044
Operating lease assets	99,565	102,477
Goodwill	1,503,648	1,503,648
Intangible assets, net of accumulated amortization of $594,741 at September 30, 2020 and $544,653 at December 31, 2019	409,427	439,838
Deferred income taxes, net	744	—
Other assets	453,038	401,343
Total assets	$6,090,727	$5,880,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$176,916	$218,636
Payables to clients	1,153,014	1,058,873
Payables to broker-dealers and clearing organizations	84,405	92,002
Accrued commission and advisory expenses payable	175,278	174,330
Accounts payable and accrued liabilities	586,432	557,969
Income taxes payable	14,619	20,129
Unearned revenue	99,694	82,842
Securities sold, but not yet purchased — at fair value	337	176
Long-term and other borrowings, net	2,347,517	2,398,818
Operating lease liabilities	137,569	141,900
Finance lease liabilities	107,498	108,592
Deferred income taxes, net	—	2,098
Total liabilities	4,883,279	4,856,365
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 600,000,000 shares authorized; 127,409,741 shares issued at September 30, 2020 and 126,494,028 shares issued at December 31, 2019	127	126
Additional paid-in capital	1,748,310	1,703,973
Treasury stock, at cost — 48,134,535 shares at September 30, 2020 and 46,259,989 shares at December 31, 2019	(2,391,449)	(2,234,793)
Retained earnings	1,850,460	1,554,567
Total stockholders’ equity	1,207,448	1,023,873
Total liabilities and stockholders’ equity	$6,090,727	$5,880,238
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended September 30, 2019
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — June 30, 2019	125,971	$126	$1,673,155	43,193	$(1,984,223)	$—	$1,336,059	$1,025,117
Net income, net of tax expense						—	131,714	131,714
Issuance of common stock to settle restricted stock units, net	26	—	—	10	(759)			(759)
Treasury stock purchases				1,668	(130,274)			(130,274)
Cash dividends on common stock							(20,485)	(20,485)
Stock option exercises and other	190	—	5,942	(13)	442		329	6,713
Share-based compensation	—	—	7,924					7,924
BALANCE — September 30, 2019	126,187	$126	$1,687,021	44,858	$(2,114,814)	$—	$1,447,617	$1,019,950

	Three Months Ended September 30, 2020
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — June 30, 2020	127,239	$127	$1,733,334	48,155	$(2,391,961)	$—	$1,766,006	$1,107,506
Net income, net of tax expense						—	103,789	103,789
Issuance of common stock to settle restricted stock units, net	11	—	—	4	(372)			(372)
Cash dividends on common stock							(19,809)	(19,809)
Stock option exercises and other	160	—	7,137	(24)	884		474	8,495
Share-based compensation	—	—	7,839					7,839
BALANCE — September 30, 2020	127,410	$127	$1,748,310	48,135	$(2,391,449)	$—	$1,850,460	$1,207,448

Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Nine Months Ended September 30, 2019
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2018	124,910	$125	$1,634,337	39,821	$(1,730,535)	$—	$1,070,146	$974,073
Cumulative effect of accounting change							5,724	5,724
Net income, net of tax expense						—	433,204	433,204
Issuance of common stock to settle restricted stock units, net	238	—	—	70	(5,366)			(5,366)
Treasury stock purchases				5,007	(380,341)			(380,341)
Cash dividends on common stock							(62,391)	(62,391)
Stock option exercises and other	1,039	1	27,697	(40)	1,428		934	30,060
Share-based compensation	—		24,987					24,987
BALANCE — September 30, 2019	126,187	$126	$1,687,021	44,858	$(2,114,814)	$—	$1,447,617	$1,019,950

	Nine Months Ended September 30, 2020
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2019	126,494	$126	$1,703,973	46,260	$(2,234,793)	$—	$1,554,567	$1,023,873
Cumulative effect of accounting change							(7,317)	(7,317)
Net income, net of tax expense						—	361,092	361,092
Issuance of common stock to settle restricted stock units, net	401	—	—	128	(8,909)			(8,909)
Treasury stock purchases				1,810	(150,036)			(150,036)
Cash dividends on common stock							(59,267)	(59,267)
Stock option exercises and other	515	1	18,519	(63)	2,289		1,385	22,194
Share-based compensation			25,818					25,818
BALANCE — September 30, 2020	127,410	$127	$1,748,310	48,135	$(2,391,449)	$—	$1,850,460	$1,207,448

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$361,092	$433,204
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	81,082	70,116
Amortization of intangible assets	50,088	48,703
Amortization of debt issuance costs	4,040	3,372
Share-based compensation	25,818	24,987
Provision for bad debts	4,193	5,723
Deferred income tax provision	(316)	92
Loan forgiveness	84,678	67,306
Other	(8,860)	(6,291)
Changes in operating assets and liabilities:
Receivables from clients	9,571	(6,121)
Receivables from product sponsors, broker-dealers and clearing organizations	(27,854)	(677)
Advisor loans	(158,382)	(167,391)
Receivables from others	(11,470)	(22,571)
Securities owned	16,883	(2,802)
Securities borrowed	(5,826)	(5,402)
Operating leases	(1,419)	(942)
Other assets	(56,990)	(33,222)
Drafts payable	(41,720)	(83,611)
Payables to clients	94,141	168,629
Payables to broker-dealers and clearing organizations	(7,597)	9,161
Accrued commission and advisory expenses payable	948	(3,764)
Accounts payable and accrued liabilities	40,064	32,598
Income taxes receivable/payable	(5,510)	(25,844)
Unearned revenue	16,852	4,479
Securities sold, but not yet purchased	161	37
Net cash provided by operating activities	463,667	509,769
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(111,961)	(104,250)
Acquisitions, net of cash acquired	(18,899)	(24,884)
Purchase of securities classified as held-to-maturity	(5,082)	(3,745)
Proceeds from maturity of securities classified as held-to-maturity	3,850	3,750
Net cash used in investing activities	(132,092)	(129,129)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2020	2019

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	1,271,000	8,000
Repayments of revolving credit facility	(1,316,000)	(8,000)
Repayment of senior secured term loans	(8,025)	(11,250)
Payment of debt issuance costs	—	(4,140)
Payment of contingent consideration	(10,000)	—
Tax payments related to settlement of restricted stock units	(8,909)	(5,365)
Repurchase of common stock	(150,036)	(380,342)
Dividends on common stock	(59,267)	(62,391)
Proceeds from stock option exercises and other	22,194	30,060
Principal payment of finance leases and obligations	(1,095)	(648)
Net cash used in financing activities	(260,138)	(434,076)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	71,437	(53,436)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	1,471,778	1,562,119
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$1,543,215	$1,508,683
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$89,719	$111,900
Income taxes paid	$125,110	$169,303
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$16,466	$14,669
Lease assets obtained in exchange for operating lease liabilities	$3,447	$108,539

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial condition that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30,
	2020	2019
Cash and cash equivalents	$800,799	$929,536
Cash segregated under federal and other regulations	667,121	526,741
Restricted cash	75,295	52,406
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,543,215	$1,508,683
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
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from clients (in thousands):

September 30, 2020
Beginning balance — January 1	$115
Impact of ASU 2016-13 adoption	—
Provision for bad debts	284
Charge-offs, net of recoveries	—
Ending balance — September 30	$399

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
Advisor repayable loans totaled $120.0 million and advisor forgivable loans that have become repayable upon advisor termination totaled $2.4 million as of September 30, 2020. Included in the table below is a $1.2 million allowance for advisor forgivable loans that have become repayable.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts for advisor loans (in thousands):

September 30, 2020
Beginning balance — January 1	$3,974
Impact of ASU 2016-13 adoption	6,227
Provision for bad debts	1,250
Charge-offs, net of recoveries	(5,127)
Ending balance — September 30	$6,324

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
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from others (in thousands):

September 30, 2020
Beginning balance — January 1	$10,292
Impact of ASU 2016-13 adoption	3,617
Provision for bad debts	2,598
Charge-offs, net of recoveries	(13,261)
Ending balance — September 30	$3,246

Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness, which are carried at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 5. Fair Value Measurements, for additional information regarding the Company’s fair value measurements. As of September 30, 2020, the carrying amount and fair value of the Company’s indebtedness was approximately $2,362.0 million and $2,381.0 million, respectively. As of December 31, 2019, the carrying amount and fair value was approximately $2,415.0 million and $2,476.0 million, respectively.
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
The following table presents total commission revenue disaggregated by investment product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commission revenue
Annuities	$250,823	$252,433	$714,122	$756,557
Mutual funds	146,788	148,672	436,744	438,714
Fixed income	16,731	24,950	64,319	73,749
Equities	30,283	20,149	95,689	58,213
Other	28,018	28,789	92,666	88,254
Total commission revenue	$472,643	$474,993	$1,403,540	$1,415,487

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
The following table presents sales-based and trailing commission revenues disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commission revenue
Sales-based
Annuities	$81,475	$95,236	$238,287	$294,176
Mutual funds	33,871	36,358	109,121	109,084
Fixed income	16,731	24,950	64,319	73,749
Equities	30,283	20,149	95,689	58,213
Other	17,997	17,649	60,844	53,650
Total sales-based revenue	$180,357	$194,342	$568,260	$588,872
Trailing
Annuities	$169,348	$157,197	$475,835	$462,381
Mutual funds	112,917	112,314	327,623	329,630
Other	10,021	11,140	31,822	34,604
Total trailing revenue	$292,286	$280,651	$835,280	$826,615
Total commission revenue	$472,643	$474,993	$1,403,540	$1,415,487

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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Sponsorship Programs
The Company receives fees from product sponsors, primarily mutual fund and annuity companies, for marketing support and sales force education and training efforts. Compensation for these performance obligations is either a fixed fee, a percentage of the average annual amount of product sponsor assets held in advisors’ clients’ accounts, a percentage of new sales or some combination. As the value of product sponsor assets held in advisors’ clients’ accounts is susceptible to unpredictable market changes, this revenue includes variable consideration and is constrained until the date that the fees are determinable.
Recordkeeping
The Company generates revenue from fees it collects for providing recordkeeping, account maintenance, reporting and other related services to product sponsors. This includes revenue from omnibus processing in which the Company establishes and maintains sub-account records for its clients to reflect the purchase, exchange and redemption of mutual fund shares, and consolidates clients’ trades within a mutual fund. Omnibus processing fees are paid to the Company by the mutual fund or its affiliates and are based on the value of mutual fund assets in accounts for which the Company provides omnibus processing services and the number of accounts in which the related mutual fund positions are held. Recordkeeping revenue also includes revenues from networking recordkeeping services. Networking revenues on brokerage assets are correlated to the number of positions or value of assets that the Company administers and are paid by mutual fund and annuity product manufacturers. These recordkeeping revenues are recognized over time as the Company fulfills its performance obligations. As recordkeeping fees are susceptible to unpredictable market changes that influence market value and fund positions, these revenues include variable consideration and are constrained until the date that the fees are determinable.
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
The following table sets forth asset-based revenue at a disaggregated level (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Asset-based revenue
Client cash	$108,705	$162,517	$376,369	$497,471
Sponsorship programs	70,641	62,861	198,975	187,417
Recordkeeping	74,205	66,762	210,780	192,166
Total asset-based revenue	$253,551	$292,140	$786,124	$877,054

Transaction and Fee Revenue
Transaction revenue primarily includes fees the Company charges to advisors and their clients for executing certain transactions in brokerage and fee-based advisory accounts. Transaction revenue is recognized at the point-in-time that a transaction is executed, which is generally the trade date. Fee revenue may be generated from advisors or their clients. Fee revenues primarily include IRA custodian fees, contract and licensing fees, and other client account fees. In addition, the Company hosts certain advisor conferences that serve as training, education, sales and marketing events, for which the Company collects a fee for attendance. Fee revenue is recognized when the Company satisfies its performance obligations. Recognition varies from point-in-time to over time depending on whether the service is provided once at an identifiable point-in-time or if the service is provided continually over the contract life.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth transaction and fee revenue disaggregated by recognition pattern (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Transaction and fee revenue
Point-in-time(1)	$52,444	$57,038	$170,388	$163,934
Over time(2)	67,303	64,184	205,933	198,103
Total transaction and fee revenue	$119,747	$121,222	$376,321	$362,037

_______________________________

(1)	Transaction and fee revenue recognized point-in-time includes revenue such as transaction fees, IRA termination fees and technology fees.

(2)	Transaction and fee revenue recognized over time includes revenue such as error and omission insurance fees, IRA custodian fees and technology fees.
The Company is the principal and recognizes transaction and fee revenue on a gross basis as it is primarily responsible for delivering the respective services being provided, which is demonstrated by the Company’s ability to control the fee amounts charged to customers.
Interest Income, Net of Interest Expense
The Company earns interest income from client margin accounts and cash equivalents, less interest expense on related transactions. This revenue is not generated from contracts with customers. Interest expense incurred in connection with cash equivalents and client margin balances is completely offset by revenue on related transactions; therefore, the Company considers such interest to be an operating expense. Interest expense from operations for the three and nine months ended September 30, 2020 and 2019 was not material.
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
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. The increase in the unearned revenue balance for the nine months ended September 30, 2020 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by $82.4 million of revenues recognized that were included in the unearned revenue balance as of December 31, 2019.
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
On August 18, 2020, the Company paid a combined $18.4 million to acquire certain assets from E.K. Riley Investments, LLC and Lucia Securities, LLC, two unrelated broker-dealers and RIAs. The assets included the firms’ business relationships with their advisors. Both transactions have the potential for future contingent payments.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the nine months ended September 30, 2020.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At September 30, 2020 and December 31, 2019, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
Cash Equivalents — The Company’s cash equivalents include money market funds, which are short term in nature with readily determinable values derived from active markets.
Securities Owned and Securities Sold, But Not Yet Purchased — The Company’s trading securities consist of house account model portfolios established and managed for the purpose of benchmarking the performance of its fee-based advisory platforms and temporary positions resulting from the processing of client transactions. Examples of these securities include money market funds, U.S. treasury obligations, mutual funds, certificates of deposit, and equity and debt securities.
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At September 30, 2020, the Company did not adjust prices received from the independent third-party pricing services.
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
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$5,381	$—	$—	$5,381
Securities owned — trading:
Money market funds	136	—	—	136
Mutual funds	8,096	—	—	8,096
Equity securities	471	—	—	471
Debt securities	—	20	—	20
U.S. treasury obligations	19,492	—	—	19,492
Total securities owned — trading	28,195	20	—	28,215
Other assets	315,287	9,345	—	324,632
Total assets at fair value	$348,863	$9,365	$—	$358,228
Liabilities
Securities sold, but not yet purchased:
Equity securities	$153	$—	$—	$153
Debt securities	—	184	—	184
Total securities sold, but not yet purchased	153	184	—	337
Total liabilities at fair value	$153	$184	$—	$337

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
The amortized cost, gross unrealized gain and fair value of held-to-maturity securities were as follows (in thousands):

	September 30, 2020	December 31, 2019
Amortized cost	$13,058	$11,806
Gross unrealized gain	211	83
Fair value	$13,269	$11,889

At September 30, 2020, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$4,987	$8,071	$—	$13,058
U.S. government notes — at fair value	$5,050	$8,219	$—	$13,269

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

7.    Goodwill and Other Intangible Assets
During the three months ended September 30, 2020, the Company recorded $18.9 million in intangible assets in connection with the asset acquisitions of E.K Riley and Lucia Securities. There have been no changes to goodwill since December 31, 2019.
The components of intangible assets were as follows at September 30, 2020 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	5.6	$670,542	$(402,391)	$268,151
Product sponsor relationships	5.4	234,086	(170,368)	63,718
Client relationships	7.9	43,011	(18,258)	24,753
Technology	8.3	15,510	(2,714)	12,796
Trade names	1.6	1,200	(1,010)	190
Total definite-lived intangible assets		$964,349	$(594,741)	$369,608
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$409,427
The components of intangible assets were as follows at December 31, 2019 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	6.1	$651,642	$(365,470)	$286,172
Product sponsor relationships	6.1	234,086	(161,435)	72,651
Client relationships	8.7	42,234	(15,277)	26,957
Technology	9.0	15,510	(1,551)	13,959
Trade names	2.3	1,200	(920)	280
Total definite-lived intangible assets		$944,672	$(544,653)	$400,019
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$439,838

Total amortization expense of intangible assets was $16.8 million and $16.3 million for the three months ended September 30, 2020 and 2019, respectively, and $50.1 million and $48.7 million for the nine months ended September 30, 2020 and 2019, respectively. Future amortization expense is estimated as follows (in thousands):

2020 - remainder	$17,551
2021	68,149
2022	67,350
2023	63,253
2024	62,482
Thereafter	90,823
Total	$369,608

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

8.    Borrowings
The Company’s outstanding borrowings were as follows (dollars in thousands):

	September 30, 2020			December 31, 2019
Long-Term Borrowings	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Senior Secured Term Loan B(1)	$1,061,975	LIBOR+175 bps	1.90%	$1,070,000	LIBOR+175 bps	3.54%	11/12/2026
Senior Unsecured Notes(1)(2)	900,000	Fixed Rate	5.75%	900,000	Fixed Rate	5.75%	9/15/2025
Senior Unsecured Notes(1)(3)	400,000	Fixed Rate	4.63%	400,000	Fixed Rate	4.63%	11/15/2027
Total long-term borrowings	2,361,975			2,370,000
Plus: Unamortized Premium	7,458			8,583
Less: Unamortized Debt Issuance Cost	(21,916)			(24,765)
Net Carrying Value	$2,347,517			$2,353,818
Other Borrowings
Revolving Credit Facility(4)	$—	ABR+25bps	—%	$45,000	ABR+25bps	5.00%	11/12/2024
Broker-Dealer Revolving Credit Facility	—	FFR+125bps	—%	—	FFR+125bps	—%	7/31/2024
Total borrowings	$2,347,517			$2,398,818
_______________________________

(1)	No leverage or interest coverage maintenance covenants.

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
The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of September 30, 2020, the Company was in compliance with such covenants.
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
Broker-Dealer Revolving Credit Facility
On July 31, 2019, LPL Financial, the Company’s broker-dealer subsidiary, entered into a committed, unsecured revolving credit facility that matures on July 31, 2024 and allows for a maximum borrowing of up to $300.0 million (the “LPL Financial Credit Facility”). LPL Financial incurred approximately $1.5 million in debt issuance costs. Borrowings under the LPL Financial Credit Facility bear interest at a rate per annum ranging from 112.5 to 137.5 basis points over the Federal Funds Rate or Eurodollar Rate, depending on the Parent Leverage Ratio (each as defined in the credit agreement related to the LPL Financial Credit Facility). The credit agreement related to the LPL Financial Credit Facility subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of September 30, 2020.
Bank Loans Payable
The Company maintained four uncommitted lines of credit as of September 30, 2020. Two of the lines have unspecified limits, which are primarily dependent on the Company’s ability to provide sufficient collateral. The other two lines have a total limit of $150.0 million, one of which allows for collateralized borrowings while the other allows for uncollateralized borrowings. There were no balances outstanding as of September 30, 2020 or December 31, 2019.
Letters of Credit
As of September 30, 2020, the Company had $0.2 million of irrevocable letters of credit, with an applicable interest rate margin of 1.25%, which were supported by the credit facility.
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
Finance lease assets are included in fixed assets in the unaudited condensed consolidated statements of financial condition and at September 30, 2020 were $103.5 million.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$4,681	$4,366	$13,888	$13,219
Finance lease cost:
Amortization of right-of-use assets	$1,286	$1,164	$3,857	$3,493
Interest on lease liabilities	2,106	2,095	6,317	6,279
Total finance lease cost	$3,392	$3,259	$10,174	$9,772

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,140	$14,270
Operating cash flows from finance leases	$6,317	$6,279
Financing cash flows from finance leases	$1,095	$648

Supplemental weighted-average information related to leases was as follows:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Finance leases	25.6	26.2
Operating leases	8.3	9.1
Weighted-average discount rate:
Finance leases	7.80%	7.75%
Operating leases	7.16%	7.27%

Maturities of lease liabilities as of September 30, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
2020 - remainder	$5,228	$2,181
2021	21,309	9,735
2022	21,840	8,802
2023	21,462	8,576
2024	21,241	8,727
Thereafter	94,566	233,639
Total lease payments	185,646	271,660
Less imputed interest	48,077	164,162
Total	$137,569	$107,498

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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded loan commitments at September 30, 2020.
Legal and Regulatory Matters
The Company is subject to extensive regulation and supervision by U.S. federal and state agencies and various self-regulatory organizations. The Company and its advisors periodically engage with such agencies and organizations, in the context of examinations or otherwise, to respond to inquiries, informational requests and investigations. From time to time, such engagements result in regulatory complaints or other matters, the resolution of which has in the past and may in the future include fines, customer restitution and other remediation. Assessing the probability of a loss occurring and the timing and amount of any loss related to a legal proceeding or regulatory matter is inherently difficult. While the Company exercises significant and complex judgments to make certain estimates presented in its consolidated financial statements, there are particular uncertainties and complexities involved when assessing the potential outcomes of legal proceedings and regulatory matters. The Company’s assessment process considers a variety of factors and assumptions, which may include: the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts; potential opportunities for settlement and the status of any settlement discussions; as well as the potential for insurance coverage and indemnification, if available. The Company monitors these factors and assumptions for new developments and re-assesses the likelihood that a loss will occur and the estimated range or amount of loss, if those amounts can be reasonably determined. The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated.
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
Self-Insurance
The Company has self-insurance for certain potential liabilities through the Captive Insurance Subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends, so there are particular complexities and uncertainties involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured. As of September 30, 2020, these self-insurance liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2020.
Other Commitments
As of September 30, 2020, the Company had approximately $366.4 million of client margin loans that were collateralized with securities having a fair value of approximately $513.0 million that it can repledge, loan or sell. Of these securities, approximately $63.2 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of September 30, 2020, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $449.8 million of client collateral.
Securities owned, trading on the unaudited condensed consolidated statements of financial condition includes $4.5 million and $5.5 million pledged to the Options Clearing Corporation at September 30, 2020 and December 31, 2019, respectively, and $15.0 million pledged to the National Securities Clearing Corporation at both September 30, 2020 and December 31, 2019.
11.    Stockholders’ Equity
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s board of directors (the “Board of Directors”) as well as certain limits under the Credit Agreement and indentures. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2020		2019
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$19.7	$0.25	$21.1
Second quarter	$0.25	$19.7	$0.25	$20.8
Third quarter	$0.25	$19.8	$0.25	$20.5
Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the unaudited condensed consolidated statements of financial condition. As of September 30, 2020, the Company was authorized to purchase up to an additional $349.8 million of shares pursuant to share repurchase programs approved by the Board of Directors. During the first quarter of 2020, the Company repurchased 1.8 million shares of common stock at a weighted-average price of $82.91 for a total of $150.0 million. The Company suspended share repurchases in mid-March 2020 in light of the business and financial uncertainties created by the COVID-19 pandemic.

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
As of September 30, 2020, the 2010 Plan had 20,055,945 shares authorized for grant and 3,500,405 shares remaining available for future issuance.
Stock Options and Warrants
The following table summarizes the Company’s stock option and warrant activity as of and for the nine months ended September 30, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2019	2,705,241	$43.81
Granted	—	$—
Exercised	(504,608)	$36.59
Forfeited and Expired	(30,835)	$64.25
Outstanding — September 30, 2020	2,169,798	$45.20	5.42	$68,611
Exercisable — September 30, 2020	1,807,885	$39.48	4.88	$67,338
Exercisable and expected to vest — September 30, 2020	2,153,403	$44.96	5.39	$68,581

The following table summarizes information about outstanding stock options and warrants as of September 30, 2020:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	420,544	$19.85	5.41	420,544	$19.85
$25.01 - $35.00	436,840	$30.73	1.50	436,840	$30.73
$35.01 - $45.00	388,200	$39.63	6.37	388,200	$39.63
$45.01 - $65.00	245,321	$48.89	4.04	245,321	$48.89
$65.01 - $75.00	309,818	$65.52	7.35	195,190	$65.50
$75.01 - $80.00	369,075	$77.53	8.36	121,790	$77.53
	2,169,798	$45.20	5.42	1,807,885	$39.48

The Company recognized share-based compensation related to the vesting of stock options awarded to employees and officers of $1.0 million and $2.2 million during the three months ended September 30, 2020 and 2019, respectively, and $3.4 million and $7.4 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $3.9 million, which is expected to be recognized over a weighted-average period of 1.23 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units, and performance stock units, for the nine months ended September 30, 2020:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2019	8,296	$81.99	792,185		$66.28
Granted	9,865	$64.74	556,998		$76.96
Vested	(12,601)	$76.10	(401,240)		$54.90
Forfeited	—	$—	(23,041)		$75.57
Nonvested — September 30, 2020	5,560	$64.74	924,902	(1)	$77.42
Expected to vest — September 30, 2020	5,560	$64.74	817,196		$78.88

_______________________________

(1)	Includes 52,923 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $6.0 million and $4.7 million of share-based compensation related to the vesting of these restricted stock awards and stock units during the three months ended September 30, 2020 and 2019, respectively, and $19.0 million and $13.9 million during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, total unrecognized compensation cost for restricted stock awards and stock units was $38.7 million, which is expected to be recognized over a weighted-average remaining period of 2.06 years.
The Company also grants restricted stock units to its advisors and to financial institutions. The Company recognized share-based compensation of $0.4 million and $0.5 million related to the vesting of these awards during the three months ended September 30, 2020 and 2019, respectively, and $1.7 million and $2.3 million during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $5.4 million, which is expected to be recognized over a weighted-average remaining period of 2.36 years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$103,789	$131,714	$361,092	$433,204

Basic weighted-average number of shares outstanding	79,176	81,833	79,207	83,315
Dilutive common share equivalents	1,374	2,011	1,405	2,106
Diluted weighted-average number of shares outstanding	80,550	83,844	80,612	85,421

Basic earnings per share	$1.31	$1.61	$4.56	$5.20
Diluted earnings per share	$1.29	$1.57	$4.48	$5.07

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the three months ended September 30, 2020 and 2019, stock options, warrants and stock units representing common share equivalents of 391,011 shares and 422,680 shares, respectively, were anti-dilutive. For the nine months ended September 30, 2020 and 2019, stock options, warrants and stock units representing common share equivalents of 510,774 shares and 596,354 shares, respectively, were anti-dilutive.
14.    Income Taxes
The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, settlement contingencies, tax credits and other permanent differences in tax deductibility of certain expenses. These items resulted in effective tax rates of 23.3% and 26.0% for the three months ended September 30, 2020 and 2019, respectively, and 24.8% and 24.9% for the nine months ended September 30, 2020 and 2019, respectively.
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
The Company recognized revenue for services provided to these related parties of $1.2 million during each of the three months ended September 30, 2020 and 2019, and $3.4 million and $3.0 million during the nine months ended September 30, 2020 and 2019, respectively. The Company incurred expenses for the services provided by these related parties of $1.2 million and $0.5 million during the three months ended September 30, 2020 and 2019, respectively, and $2.1 million and $1.3 million during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and 2019, receivables from and payables to related parties were not material.
16.    Net Capital and Regulatory Requirements
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also provide that the broker-dealer’s capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and the Financial Industry Regulatory Authority to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and, as of September 30, 2020, had net capital of $129.4 million with a minimum net capital requirement of $10.7 million.
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
As of September 30, 2020 and December 31, 2019, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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
18.    Subsequent Events
On October 26, 2020, the Company acquired Blaze Portfolio Systems LLC, a Chicago-based financial technology firm. The Company paid approximately $12 million at closing and agreed to a potential contingent payment of up to $5 million.
On October 28, 2020, the Board of Directors declared a cash dividend of $0.25 per share on the Company’s outstanding common stock to be paid on November 30, 2020 to all stockholders of record on November 12, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We maintain trading securities owned and securities sold, but not yet purchased in order to facilitate client transactions, to meet a portion of our clearing deposit requirements at various clearing organizations and to track the performance of our research models. These securities could include mutual funds, debt securities and equity securities. Changes in the value of our trading securities may result from fluctuations in interest rates, credit ratings of the issuer, equity prices or a combination of these factors.
In facilitating client transactions, our securities owned and securities sold, but not yet purchased generally involve mutual funds, including dividend reinvestments. Our positions held are based upon the settlement of client transactions, which are monitored by our Service, Trading and Operations (“STO”) department.
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
In addition, we are subject to market risk resulting from system incidents or interruptions and human error, which can require customer trade corrections. We also have market risk on the fees we earn that are based on the market value of advisory and brokerage assets along with assets on which trailing commissions are paid, and assets eligible for sponsor payments.
As of September 30, 2020, the fair value of our trading securities owned was $28.2 million and securities sold, but not yet purchased were immaterial. The fair value of securities included within other assets was $324.6 million as of September 30, 2020. See Note 5. Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased and other assets associated with our client facilitation activities. See Note 6. Held-to-Maturity Securities, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of September 30, 2020, $1.1 billion of our outstanding debt under our Credit Agreement was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are generally subject to the same, but off-setting, interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at September 30, 2020	Annual Impact of an Interest Rate Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facility		Points	Points	Points	Points
Term Loan B	$1,061,975	$1,058	$2,645	$5,290	$10,580
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
As of September 30, 2020, we offered our advisors and their clients two primary cash sweep vehicles that are interest rate sensitive: (1) our insured cash account (“ICA”) for individuals, trusts, sole proprietorships and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts and other organizations; and (2) an insured deposit cash account (“DCA”) for advisory individual retirement accounts. In addition, we offer our advisors and their clients a money market program, including money market accounts and purchased money market funds. While clients earn interest for balances on deposit in ICA and DCA, we earn a fee. Our fees from ICAs are based on prevailing interest rates in the current interest rate environment. The fees that we receive from the DCA vehicle are calculated as a per account fee, and such fees increase as the federal funds target rate increases, subject to a cap. The fees we receive on cash balances in our advisors’ clients’ accounts in our money market program, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the bank deposit sweep vehicles are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicles relative to other products into which clients may move cash balances.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the nine months ended September 30, 2020 and 2019. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Our senior management is monitoring developments in the COVID-19 pandemic and has implemented changes to our policies, procedures and operations to protect the integrity and continuity of our business and the health and safety of our employees. For example, we equipped and enabled a substantial majority of employees to work remotely, implemented physical distancing and enhanced cleaning protocols throughout our corporate offices and worked closely with our vendors to maintain service continuity throughout the market volatility and increased operational volumes that occurred from time to time during the pandemic. There can be no guarantee that our business continuity plans and the other efforts to manage the business implications of COVID-19 will be effective, or that there will not be material adverse effects on our results of operations. For information about the risks associated with COVID-19, see Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
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
We operate a three-lines-of-defense model whereby the primary ownership for risk and control processes is the responsibility of business and control owners who are the “first line” of defense in effectively managing risks. The first line is responsible for risk process ownership and consists of the business units, whose primary responsibility is for day-to-day compliance and risk management, including execution of desktop and supervisory procedures. These business owners and certain control owners implement and execute controls to manage risk, execute risk assessments, identify emerging risks, and comply with risk management policies. The second line of defense consists of certain departments within Compliance, Legal and Risk (“CLR”), Technology, Finance and Human Capital, and provides risk and control assessment and oversight. The third line of defense is independent verification of the effectiveness of internal controls and is conducted by the Internal Audit department or in third-party reviews.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, an overall decline in equity market prices will generally reduce the value of advisory and brokerage assets, which has previously resulted and may in the future result in a reduction in the advisory fees, asset-based fees and trailing commissions we are entitled to receive. Moreover, in response to the economic fallout from the COVID-19 pandemic, the Fed reduced the federal funds rate by 150 basis points in March 2020 and there is a substantial likelihood that interest rates will remain low while global economic activity is suppressed. The reduction in prevailing interest rates has in turn reduced, and will continue to reduce, our revenues from our client cash programs and may affect our ability to negotiate favorable terms in future agreements with banks and money market fund providers that participate in our programs.
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

LPL Financial Holdings Inc.
Date:	November 3, 2020	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	November 3, 2020	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer