Form 10-K
period 2020-12-31
LPL Financial Holdings Inc.
filed 2021-02-23
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

As of June 30, 2020, the aggregate market value of the voting stock held by non-affiliates of the registrant was $6.2 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

The number of shares of common stock, par value $0.001 per share, outstanding as of February 16, 2021 was 79,680,099.

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
When we use the terms “LPLFH”, “LPL”, “we”, “us”, “our” and the “Company”, we mean LPL Financial Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K regarding the Company’s future financial and operating results, outlook, growth, plans, business strategies, liquidity and future share repurchases, including statements regarding future resolution of regulatory matters, legal proceedings and related costs; future revenues and expenses; future affiliation models and capabilities; market and macroeconomic trends; projected savings and anticipated improvements to the Company’s operating model, services and technologies as a result of its investments, initiatives, programs and/or acquisitions; and expected impacts of the coronavirus disease 2019 (“COVID-19”) pandemic on the Company’s businesses, as well as any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements. These forward-looking statements are based on the Company’s historical performance and its plans, estimates and expectations as of February 23, 2021. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive and other factors, which may cause actual financial or operating results, levels of activity or the timing of events to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include: changes in general economic and financial market conditions, including retail investor sentiment; changes in interest rates and fees payable by banks participating in the Company’s client cash programs, including the Company’s success in negotiating agreements with current or additional counterparties; the Company’s strategy and success in managing client cash program fees; fluctuations in the levels of advisory and brokerage assets, including net new assets, and the related impact on revenues; effects of competition in the financial services industry; the success of the Company in attracting and retaining financial advisors and institutions, and their ability to market effectively financial products and services; whether retail investors served by newly-recruited advisors choose to move their respective assets to new accounts at the Company; changes in growth and profitability of the Company’s fee-based business, including the Company’s centrally managed advisory platform; the effect of current, pending and future legislation, regulation and regulatory actions, including disciplinary actions imposed by federal and state regulators and self-regulatory organizations; the cost of settling and remediating issues related to regulatory matters or legal proceedings, including actual costs of reimbursing customers for losses in excess of our reserves; changes made to the Company’s services and pricing, including in response to competitive developments and current, pending and future legislation, regulation and regulatory actions, and the effect that such changes may have on the Company’s gross profit streams and costs; execution of the Company’s capital management plans, including its compliance with the terms of its credit agreement and the indentures governing its senior notes; the price, the availability and trading volumes of shares of
ii

the Company’s common stock, which will affect the timing and size of future share repurchases by the Company, if any; execution of the Company’s plans and its success in realizing the synergies, expense savings, service improvements or efficiencies expected to result from its investments, initiatives and acquisitions, including its pending acquisition involving the wealth management business of Waddell & Reed Financial, Inc., expense plans and technology initiatives; the performance of third-party service providers to which business processes have been transitioned; the Company’s ability to control operating risks, information technology systems risks, cybersecurity risks and sourcing risks; the effects of the COVID-19 pandemic, including efforts to contain it; and the other factors set forth in Part I, “Item 1A. Risk Factors.” Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this Annual Report on Form 10-K, even if its estimates change, and you should not rely on statements contained herein as representing the Company’s views as of any date subsequent to the date of this Annual Report on Form 10-K.

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
We believe that objective financial guidance is a fundamental need for everyone. We enable our advisors to focus on what they do best—create the personal, long-term relationships that are the foundation for turning life’s aspirations into financial realities. We do that through a singular focus on providing our advisors with the front-, middle- and back-office support they need to serve the large and growing market for independent investment advice. We believe that we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services and open architecture access to a wide range of non-proprietary products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting and market-making.
We believe investors achieve better outcomes when working with a financial advisor. We strive to make it easy for advisors to do what is best for their clients, while protecting advisors and investors and promoting independence and choice through access to a wide range of diligently evaluated non-proprietary products.
LPL Financial Holdings Inc., which is the parent company of our business, was incorporated in Delaware in 2005. The Company’s most significant, wholly owned subsidiaries are described below:
•LPL Holdings, Inc. is a direct subsidiary of LPL Financial Holdings Inc. and is an intermediate holding company of our business.
•LPL Financial LLC (“LPL Financial”) is a clearing broker-dealer and an investment adviser that clears and settles customer transactions.
•Fortigent Holdings Company, Inc. and its subsidiaries (“Fortigent”) provide solutions and consulting services to registered investment advisers (“RIAs”), banks and trust companies serving high-net-worth clients.
•LPL Insurance Associates, Inc. (“LPLIA”) operates as a brokerage general agency that offers life and disability insurance products and services.
•AdvisoryWorld provides technology products, including proposal generation, investment analytics and portfolio modeling.
•The Private Trust Company, N.A. (“PTC”) provides trust administration, investment management oversight and Individual Retirement Account (“IRA”) custodial services.
•LPL Employee Services, LLC is a holding company for Allen & Company of Florida, LLC (“Allen & Company”), an RIA that we acquired in 2019.
•Blaze Portfolio Systems LLC (“Blaze”), which we acquired in 2020, provides an advisor-facing trading and portfolio rebalancing platform.
Our Business
Our Advisor Relationships
Our business is dedicated exclusively to our advisors; we are not a market-maker nor do we offer investment banking or underwriting services. We offer no proprietary products of our own. Because we do not offer proprietary products, we enable the independent financial advisors, banks and credit unions that we support to offer their clients lower-conflict advice.
We work alongside advisors to navigate complex market and regulatory environments and strive to empower them to create the best outcomes for investors. In addition, we make meaningful investments in technology and services to support the growth, productivity and efficiency of advisors across a broad spectrum of business models as their practices evolve. Our advisors are a community of diverse, entrepreneurial financial services professionals. They build long-term relationships with their clients in communities across the United States by guiding them through the complexities of investment decisions, retirement solutions, financial planning and wealth management.

Our advisors support approximately 6.0 million client accounts. Our services are designed to support the evolution of our advisors’ businesses over time and to adapt as our advisors’ needs change.
We believe we offer a compelling economic value proposition to independent advisors, which is a key factor in our ability to attract and retain advisors and their practices. The independent channels pay advisors a greater share of advisory fees and brokerage commissions than the captive channels — generally 80-90% compared to 30-50%.
Furthermore, we believe that our technology and service platforms enable our advisors to operate their practices with a greater focus on serving investors at a lower cost than other independent advisors. Finally, as business owners, our independent financial advisors, unlike captive advisors, also have the opportunity to build equity in their own businesses.
Our approximately 17,300 advisors average about 20 years in the industry, which generally allows us to focus on supporting and enhancing our advisors’ businesses without needing to provide basic training or subsidizing advisors who are new to the industry. Our flexible business platform allows our advisors to choose the most appropriate business model to support their clients, whether they conduct brokerage business, offer brokerage and fee-based services on our corporate RIA platform or provide fee-based services through their own RIA practices.
The majority of our advisors are independent contractors who are primarily located in rural and suburban areas and, as such, are viewed as local providers of independent advice. Many of our advisors operate under their own business name, and we may assist these advisors with their own branding, marketing and promotion and regulatory review. We also support advisors who are our employees through our independent employee advisor affiliation model, which we introduced in 2020.
Advisors licensed with LPL Financial as registered representatives and as investment advisory representatives are able to conduct both commission-based business on our brokerage platform and fee-based business on our corporate RIA platform. In order to be licensed with LPL Financial, advisors must be approved through our assessment process, which includes a review of each advisor’s education, experience and compliance history, among other factors. Approved advisors become registered with LPL Financial and enter into a representative agreement that establishes the duties and responsibilities of each party. Pursuant to the representative agreement, each advisor makes a series of representations, including that the advisor will disclose to all clients and prospective clients that the advisor is acting as LPL Financial’s registered representative or investment advisory representative, that all orders for securities will be placed through LPL Financial, that the advisor will sell only products that LPL Financial has approved, and that the advisor will comply with LPL Financial policies and procedures as well as securities rules and regulations. These advisors also agree not to engage in any outside business activity without prior approval from us and not to act in competition with us.
LPL Financial also supports over 450 independent RIA firms that conduct their business through separate entities (“Hybrid RIAs”) with over 5,000 advisors who conduct their advisory business through these separate entities, rather than through LPL Financial. Hybrid RIAs operate pursuant to the Investment Advisers Act of 1940, as amended (the “Advisers Act”), or their respective states’ investment advisory licensing rules. These Hybrid RIAs engage us for technology, clearing and custody services, as well as access to our investment platforms. Advisors associated with Hybrid RIAs retain 100% of their advisory fees, and in return, we charge separate fees for custody, trading, administrative and support services. In addition, most financial advisors associated with Hybrid RIAs carry their brokerage license with LPL Financial and access our fully-integrated brokerage platform under standard terms.
We believe we are the market leader in providing support to over 2,500 financial advisors at approximately 800 banks and credit unions nationwide. The core capabilities of these institutions may not include investment and financial planning services, or they may find the technology, infrastructure and regulatory requirements of supporting such services to be cost-prohibitive. For these institutions, we provide their financial advisors with the infrastructure and services they need to be successful, allowing the institutions to focus more attention and capital on their core businesses.
We also provide support to approximately 3,000 additional financial advisors who are affiliated and licensed with insurance companies. These arrangements allow us to provide outsourced customized clearing, advisory platforms and technology solutions that enable the financial advisors at these insurance companies to offer a breadth of services to their client base in an efficient manner.
Our Value Proposition
We are dedicated to making it easy for advisors to do what is best for their clients. Our scale and self-clearing platform enable us to provide advisors with the capabilities they need, and the service they expect, at a compelling price. We are dedicated to continuously improving the processes, systems and resources we leverage to meet these needs.
We support our advisors by providing front-, middle- and back-office solutions through our distinct value proposition: integrated technology solutions, comprehensive clearing and compliance services, consultative practice management programs and training and independent research. The comprehensive and increasingly automated nature of our offering enables our advisors to focus on their clients while successfully and efficiently managing the complexities of running their own practice.
Integrated Technology Solutions
We provide our technology and service to advisors through an integrated technology platform that is cloud-based and web-accessible. Our technology offerings are designed to permit our advisors to effectively manage all critical aspects of their businesses in an efficient manner while remaining responsive to their clients’ needs. We continue to automate time-consuming processes, such as account opening and management, document imaging, transaction execution and account rebalancing, in an effort to improve our advisors’ efficiency and accuracy.
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
Our team of risk and compliance employees assists our advisors through:
•training and advising advisors on new products, new regulatory guidelines, compliance and risk management tools, security policies and procedures and best practices;
•advising on sales practice activities and facilitating the supervision of activities by branch managers;
•conducting technology-enabled surveillance of trading activities and sales practices;
•monitoring of registered investment advisory activities for advisors on our corporate RIA platform; and
•inspecting branch offices and advising on how to strengthen compliance procedures.
Practice Management Programs and Training
Our practice management programs are designed to help financial advisors in independent practices and financial institutions, as well as all levels of financial institution leadership, enhance and grow their businesses. Our experience gives us the ability to benchmark the best practices of successful advisors and develop customized recommendations to meet the specific needs of an advisor’s business and market, and our scale allows us to dedicate a team of experienced professionals to this effort. Our practice management and training services include:
•personalized business consulting that helps eligible advisors and program leadership enhance the value and operational efficiency of their businesses;
•advisory and brokerage consulting and financial planning to support advisors in growing their businesses through our broad range of products and fee-based offerings, as well as wealth management services, to assist advisors serving high-net-worth clients with comprehensive estate, tax, philanthropic and financial planning processes;
•marketing strategies, including campaign templates, to enable advisors to build awareness of their services and capitalize on opportunities in their local markets;
•succession planning and an advisor loan program for advisors looking to either sell their own or buy another practice;
•transition services to help advisors establish independent practices and migrate client accounts to us; and

•in-person and virtual training and educational programs on topics including technology, use of advisory platforms and business development.
Independent Research
We provide our advisors with integrated access to comprehensive research on a broad range of investments and market analysis on macro-economic events, capital markets assumptions and strategic and tactical asset allocation. Our research team provides advice that is designed to empower our advisors to provide their clients with thoughtful advice in a timely manner, including the creation of discretionary portfolios for which we serve as a portfolio manager, available through our turnkey advisory asset management platforms. Our research team actively works with our product risk management group to review the financial products offered through our platforms. This includes third-party asset manager search, selection and monitoring services for both traditional and alternative strategies across all investment access points (exchange-traded funds, mutual funds, separately managed accounts, unified managed accounts and other products and services). We believe not providing proprietary products or investment banking services better enables us to provide research that is unbiased and objective.
Our Product and Solution Access
We do not manufacture any financial products. Instead, we provide our advisors with open architecture access to a broad range of commission, fee-based, cash and money market products and services. The sales and administration of these products are facilitated through our technology solutions that allow our advisors to access client accounts, product information, asset allocation models, investment recommendations and economic insight as well as to perform trade execution.
Commission-Based Products
Commission-based products are those for which we and our advisors receive an upfront commission and, for certain products, a trailing commission, or a mark-up or mark-down. Our brokerage offerings include variable and fixed annuities, mutual funds, equities, fixed income, alternative investments, retirement and 529 education savings plans and insurance. We regularly review the structure and fees of our commission-based products in the context of retail investor preferences and the changing regulatory environment, as well as the competitive landscape. As of December 31, 2020, the total brokerage assets in commission-based products were $441.9 billion.
Fee-Based Advisory Platforms and Support
LPL Financial has various fee-based advisory platforms that provide centrally managed or customized solutions from which advisors can choose to meet the investment needs of their clients, including wrap-fee programs, mutual fund asset allocation programs, an advisor-enhanced digital advice program, advisory programs offered by third-party investment advisor firms, financial planning services and retirement plan consulting services. The fee structure of our platforms enables our advisors to provide their clients with higher levels of service, while establishing a recurring revenue stream for the advisor and for us. Our fee-based platforms provide access to mutual funds, exchange-traded funds, stocks, bonds, certain option strategies, unit investment trusts and institutional money managers and no-load multi-manager variable annuities. As of December 31, 2020, the total advisory assets under custody in these platforms, through both our corporate RIA platform and Hybrid RIAs, were $461.2 billion.
Client Cash Programs
We assist our advisors in managing their clients’ cash balances through money market programs and insured bank sweep vehicles. As of December 31, 2020, the total assets in our client cash programs, which are held within advisory and brokerage accounts, were approximately $48.9 billion.
Other Services
We provide a number of tools and services that enable advisors to maintain and grow their practices. Through our subsidiary PTC, we provide custodial services to trusts for estates and families. Under our model, an advisor may provide a trust with investment management services, while administrative services for the trust are provided by PTC. We also offer retirement solutions for commission- and fee-based services that allow advisors to provide brokerage services, consultation and advice to retirement plan sponsors using LPL Financial. We offer proposal generation, investment analytics and portfolio modeling capabilities to both our advisors and external clients in the wealth management industry through our subsidiary AdvisoryWorld. Finally, through our subsidiary Blaze, we offer an advisor-facing trading and portfolio rebalancing platform.

Our Financial Model
Our overall financial performance is a function of the following dynamics of our business:
•Our revenues stem from diverse sources, including advisor-generated advisory and commission fees, as well as other asset-based fees from product sponsors, recordkeeping, networking services, client cash balances and transaction and other fees for other ancillary services that we provide. Revenues are not concentrated by advisor, product or geography. For the year ended December 31, 2020, no single relationship with our independent advisor practices, banks, credit unions or insurance companies accounted for more than 7% of our net revenues, and no single advisor accounted for more than 2% of our net revenues.
•The largest variable component of our cost base, advisor payout percentages, is directly linked to revenues generated by our advisors.
•A portion of our revenues, such as software licensing and account and client fees, are not correlated with the equity financial markets.
•Our operating model is scalable and is capable of delivering expanding profit margins over time.
•We have managed our capital requirements and expenditures such that we have been able to invest in our business as well as return capital to shareholders.
Our Competitive Strengths
Market Leadership Position and Significant Scale
We are the established leader in the independent advisor market, which is our core business focus. We use our scale and position as an industry leader to champion the independent business model and the rights of our advisors.
Our scale enables us to benefit from the following dynamics:
•Continual Reinvestment — We actively reinvest in our comprehensive technology platform and practice management support, which further improves the productivity of our advisors.
•Economies of Scale — As one of the largest distributors of financial products in the United States, we have been able to obtain attractive economics from product sponsors.
•Payout Ratios to Advisors — Among the largest U.S. broker-dealers by number of advisors, we believe that we offer the highest average payout ratios to our advisors.
The combination of our ability to reinvest in our business and maintain highly competitive payout ratios has enabled us to attract and retain advisors. This, in turn, has driven our growth and led to a continuous cycle of reinvestment that reinforces our established scale advantage.
Comprehensive Solutions
We differentiate through the combination of our capabilities across research, technology, risk management and practice management. LPL makes meaningful investments to support the growth, productivity and efficiency of advisors across a broad spectrum of models as their practices evolve. Our focus is working alongside advisors to navigate complex environments in order to create the best outcomes for their clients.
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
We provide comprehensive solutions to financial institutions, such as regional banks, credit unions and insurers that seek to provide a broad array of services for their clients. We believe many institutions find the technology, infrastructure and regulatory requirements associated with delivering financial advice to be cost-prohibitive. The solutions we provide enable financial advisors at these institutions to deliver their services on a cost-effective basis.

Flexibility of Our Business Model
Our business model allows our advisors the freedom to choose how they conduct their business, subject to certain regulatory parameters, which has helped us attract and retain advisors from multiple channels, including wirehouses, regional broker-dealers and other independent broker-dealers. Our platform can accommodate a variety of independent advisor business models, including independent financial advisors and Hybrid RIAs, as well as employee advisors. The flexibility of our business model enables our advisors to select their preferred affiliation model and product mix as their business evolves and preferences change within the market or their client base. Our business model provides advisors with a multitude of customizable service and technology offerings that allow them to increase their efficiency, focus on their clients and grow their practice.
Our Sources of Growth
We believe we can increase our revenues and profitability by benefiting from favorable industry trends and by executing strategies to accelerate our growth beyond that of the broader markets in which we operate.
Favorable Industry Trends
Growth in Investable Assets
From 2016 to 2019, the U.S. retail investment market averaged 10% annual growth. The chart below shows the historical growth of assets in the U.S. retail investment market (in trillions):
____________________
Source: The Cerulli Report: U.S. Advisor Metrics 2020.
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
Executing Our Growth Strategies
Increasing Productivity of Existing Advisor Base
We believe the productivity of our advisors has the potential to increase over time as we continue to develop solutions designed to enable them to add new clients, manage more of their clients’ investable assets and expand their existing practices with additional advisors. We expect to facilitate these productivity improvements by helping our advisors better manage their practices in an increasingly complex external environment, which we believe has the potential to result in the assets per advisor growing over time.
Attracting New Assets to Our Platform
We intend to grow the assets served by our platform. There is an estimated $22.7 trillion in advisor-mediated assets in the United States, of which we have a 4.0% market share, and we believe we are positioned to attract assets from any channel.

Channel (dollars in billions)	Advisor-mediated Assets	% of Market
Independent Channels	$8,469	37.3%
Wirehouses	7,850	34.5%
Other Employee Channels	6,412	28.2%
Total	$22,731	100.0%
____________________
Source: The Cerulli Report: U.S. Advisor Metrics 2020.
Competition
We compete with a variety of financial firms to attract and retain experienced and productive advisors. These financial firms operate in various channels and markets:
•Within the independent broker-dealer channel, the industry is highly fragmented and comprised primarily of regional firms that rely on third-party custodians and technology providers to support their operations.
•Wirehouses tend to consist of large nationwide firms with multiple lines of business that have a focus on the highly competitive high-net-worth investor market.
•Competition for advisors also includes regional firms that primarily focus on specific client niches or geographic areas.
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
Human Capital
Our success depends on our ability to attract, hire, retain and develop highly-skilled professionals in a variety of specialties, including finance, technology, compliance, business development, cybersecurity and management. As of December 31, 2020, we had 4,756 full-time employees. Due to the complexity of our business, we compete for talent with other companies, both inside and outside of our industry, and in multiple geographical areas in the United States. In 2020, our human capital efforts focused on establishing a culture of service that emphasizes taking care of our advisors, so they can take care of their clients. To that end, we seek employees who are approachable, proactive, collaborative, agile and innovative, and who share our commitment to excellence, integrity and service.
To maintain a high-caliber, values-driven workforce that is committed to our culture, we strive to offer total rewards, including compensation, benefits and recognition programs that position our company as an employer of choice. We design our compensation to be competitive in the markets in which we compete, and closely monitor industry trends and practices to ensure we are able to attract and retain the personnel who are critical to our success. We also monitor internal pay equity to make sure that our compensation practices are fair and equitable across our organization. Our company’s senior leaders have an opportunity to receive a portion of their compensation in company equity, and, subject to a cap, we match the contributions of all of our employees to our retirement savings plan that supports their long-term financial goals. We also offer an employee stock purchase plan that enables eligible employees to acquire an ownership interest in our company at a discount to prevailing market prices. To support our employees’ health and well-being, we offer competitive medical, dental and vision plan benefits, as well as access to free resources such as fitness classes and an online wellness portal.
We believe in our employees’ potential and provide training and development opportunities intended to maximize their performance and professional growth. To ensure that new employees integrate into our culture and their daily work, we provide a robust new-hire experience, as well as extensive ongoing training for our employees to acquaint them with our business. We require all of our employees to complete courses in key regulatory areas, such as insider trading and anti-money laundering compliance, and we offer opportunities for professional development through training sessions and cross-departmental workshops. In addition, we have a mentorship program that pairs younger employees with more experienced professionals, giving mentees access to experience, expertise and guidance as they chart their career paths.
We aim to provide a safe, inclusive environment for our employees, where they feel engaged in our business, supported in who they are and empowered to succeed. We are committed to providing a workplace that is free from violence, harassment and other unsafe or disruptive conditions, and require our personnel to attend regular training sessions and workshops on those topics. To promote safety during the COVID-19 pandemic, starting in March 2020, we implemented a work-from-home policy that enables our employees to work remotely. For our essential workers, we introduced additional hospital-grade disinfectants and modified workspaces in our office locations to ensure social distancing. We believe that well-being is more than just physical safety, and that our employees should feel welcome and supported as who they are. We seek to foster diversity and a culture of inclusivity through our employee resource groups, which are employee-run resource teams that focus on the needs, concerns and experiences of various diverse groups. In addition, our recruitment efforts have focused on improving the diversity of our employee population, including through targeted outreach to and collaborations with organizations that serve diverse populations.
Continuous improvement is a pillar of our culture, and we regularly solicit our employees’ feedback on the effectiveness and quality of our support programs and their engagement with our business. We use this feedback to improve our programming and inform decisions about our business. In addition, we closely monitor employee turnover, both in the aggregate and in key subcategories such as executive leadership and diversity, to evaluate our effectiveness in retaining critical personnel.
Regulation
The financial services industry is subject to extensive regulation by U.S. federal, state and international government agencies as well as various self-regulatory organizations. We take an active leadership role in the development of the rules and regulations that govern our industry. We have been investing in our compliance functions to monitor our adherence to the numerous legal and regulatory requirements applicable to our business. Compliance with all applicable laws and regulations, only some of which are described below, involves a significant investment in time and resources. Any new laws or regulations applicable to our business, any changes to existing laws or regulations, or any changes to the interpretations or enforcement of those laws or regulations, may affect our operations and/or financial condition.
Broker-Dealer Regulation
LPL Financial is a broker-dealer registered with the SEC, a member of the Financial Industry Regulatory Authority (“FINRA”) and various other self-regulatory organizations and a participant in various clearing organizations including the Depository Trust Company, the National Securities Clearing Corporation and the Options Clearing Corporation. LPL Financial is registered as a broker-dealer in each of the 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The rules of the Municipal Securities Rulemaking Board, which are enforced by the SEC and FINRA, apply to the municipal securities activities of LPL Financial.
Broker-dealers are subject to rules and regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, the conduct of directors, officers and employees, qualification and licensing of supervisory and sales personnel, marketing practices, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent improper trading on material nonpublic information, limitations on extensions of credit in securities transactions, clearance and settlement procedures and rules designed to promote high standards of commercial honor and just and equitable principles of trade. Broker-dealers are also subject to state securities laws and regulated by state securities administrators in those jurisdictions where they do business. Applicable laws, rules and regulations may be subject to varying interpretations and change from time to time.

Regulators make periodic examinations and inquiries of us, and review annual, monthly and other reports on our operations and financial condition. Regulatory actions brought against us alleging violations of applicable laws, rules and regulations could result in censures, penalties and fines, settlements, disgorgement of profits, restitution to customers, remediation or the issuance of cease-and-desist orders. Such actions could also result in the restriction, suspension, or expulsion from the securities industry of us or our financial advisors, officers or employees. We also may incur substantial expenses, damage to our reputation, or similar adverse consequences in connection with any such actions by the SEC, FINRA, the U.S. Department of Labor (“DOL”) or state securities regulators, regardless of the outcome.
LPL Financial’s margin lending is regulated by the Federal Reserve Board’s restrictions on lending in connection with client purchases and short sales of securities, and FINRA rules also require LPL Financial to impose maintenance requirements based on the value of securities contained in margin accounts. In many cases, our margin policies are more stringent than these rules.
In June 2019, the SEC adopted a new standard of conduct applicable to retail brokerage accounts (“Regulation BI”), with a compliance date of June 30, 2020. Regulation BI requires that broker-dealers act in the best interest of retail customers without placing their own financial or other interests ahead of the customer’s and imposes new obligations related to disclosure, duty of care, conflicts of interest and compliance. Certain state securities and insurance regulators have also adopted, proposed or are considering adopting similar laws and regulations. Compliance with these provisions could require us to review our product and service offerings for potential changes and would likely result in increased compliance costs. Moreover, to the extent new rules or regulations affect the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that new rules or regulations will have on us, the financial industry and the economy cannot be known until such rules and regulations have been finalized, implemented and enforced. In addition, it is unclear how and whether other regulators, including banking regulators and state securities and insurance regulators, may respond to or attempt to enforce similar issues addressed by Regulation BI. As of June 30, 2020, we implemented new procedures in accordance with Regulation BI.
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
The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and associated regulations. Investment advisors also are subject to certain state securities laws and regulations. Failure to comply with the Advisers Act or other federal and state securities laws and regulations could result in investigations, censures, penalties and fines, settlements, disgorgement of profits, restitution to customers, remediation, the issuance of cease-and-desist orders or the termination of an investment advisor’s registration. We also may incur substantial expenses, damage to our reputation or similar adverse consequences in connection with such actions, regardless of the outcome.
Retirement Plan Services Regulation
Certain subsidiaries, including LPL Financial, PTC and LPLIA, are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”), and to regulations promulgated under ERISA or the Code, insofar as the subsidiaries provide services with respect to plan clients, or otherwise deal with plan clients that are subject to ERISA or the Code. ERISA imposes certain duties on persons who are “fiduciaries” (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with or breaches of these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary and criminal penalties as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving “plans” (as defined in Section 4975(e)(1), which include, for example, IRAs and certain Keogh plans) and service providers, including fiduciaries (as defined in Section 4975(e)(3)), to such plans. Section 4975 imposes excise taxes for violations of these prohibitions.

In December 2020, the DOL issued a new rule that expanded the definition of “fiduciary” under ERISA and Section 4975 of the Code, which we expect to result in legal, compliance, information technology and other costs and could lead to a greater risk of client lawsuits and enforcement activity by the DOL. The effect of any future DOL regulation on our retirement plan business cannot be anticipated or planned for, but may have further impacts on our products and services and results of operations.
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
Regulatory Capital Requirements
The SEC, FINRA, the CFTC and the NFA have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. The net capital rule under the Exchange Act requires a broker-dealer to maintain a minimum net capital, and applies certain discounts to the value of its assets based on the liquidity of such assets. LPL Financial is also subject to the NFA’s financial requirements and is required to maintain net capital that is in excess of or equal to the greatest of the NFA’s minimum financial requirements. Under these requirements, LPL Financial is currently required to maintain minimum net capital that is in excess of or equal to the minimum net capital calculated and required pursuant to the SEC’s Net Capital Rule.
The SEC, FINRA, the CFTC and the NFA impose rules that require notification when net capital falls below certain predefined criteria. These broker-dealer capital rules also dictate the ratio of debt to equity in regulatory capital composition and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, then certain notice requirements to the regulators are required and the broker-dealer may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators ultimately could lead to the broker-dealer’s liquidation. Additionally, the net capital rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital, and require prior notice to the SEC and FINRA for certain capital withdrawals. LPL Financial, which is subject to net capital rules, has been and currently is in compliance with those rules and has net capital in excess of the minimum requirements.
Anti-Money Laundering and Sanctions Compliance
The USA PATRIOT Act of 2001, which amended the Bank Secrecy Act, contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers, futures commission merchants and other financial services companies. Financial institutions subject to these requirements generally must have an anti-money laundering program in place, which includes monitoring for and reporting suspicious activity, implementing specialized employee training programs, designating an anti-money laundering compliance officer and annually conducting an independent test of the effectiveness of its program. In addition, sanctions administered by the United States Office of Foreign Asset Control prohibit U.S. persons from doing business with blocked persons and entities or certain sanctioned countries. We have established policies, procedures and systems designed to comply with these regulations and work continuously to improve and strengthen our regulatory compliance mechanisms.
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
Trademarks
Access Overlay®, BlazePortfolio®, BranchNet®, CLIENTWORKS®, Fortigent®, LPL®, LPL Career Match®, LPL Financial (& Design)®, Manager Access Network®, Manager Access Select®, OMP® and SPONSORWORKS® are our registered trademarks, and ADVISORYWORLD, CLIENTWORKS CONNECTED, ALLEN & COMPANY OF FLORIDA, LLC, and THE PRIVATE TRUST COMPANY, N.A. (& Design) are among our service marks.

Item 1A.  Risk Factors
Risk Factor Summary
Our business, operations and financial results are subject to varying degrees of risk and uncertainty. We are providing the following summary of the risk factors to enhance readability of our risk factor disclosure. Material risks that may adversely affect our business and operating results include, but are not limited to, the following:
Risks Related to Our Business and Industry
•We depend on our ability to attract and retain experienced and productive advisors, and we are subject to competition in all aspects of our business.
•Our financial condition and results of operations may be adversely affected by market fluctuations and other economic factors.
•Significant interest rate changes could affect our profitability and financial condition.
•Any damage to our reputation could harm our business and lead to a loss of revenues and net income.
•Our business is subject to risks related to litigation, arbitration claims and regulatory actions.
•There are risks inherent in the independent broker-dealer business model.
•We rely on third-party service providers, including off-shore providers, to perform technology, processing and support functions, and our operations are dependent on financial intermediaries that we do not control.
•Lack of liquidity or access to capital could impair our business and financial condition.
•Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments.
•Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks.
•We face competition in attracting and retaining key talent.
•The securities settlement process exposes us to risks related to adverse movements in price.
•Our indebtedness could adversely affect our financial health and may limit our ability to use debt to fund future capital needs.
•Restrictions under our Credit Agreement and the Indentures governing our Notes may prevent us from taking actions that we believe would be in the best interest of our business.
•Provisions of our Credit Agreement and the Indentures could discourage an acquisition of us by a third-party.
•Our insurance coverage may be inadequate or expensive.
•Poor service or performance of the financial products that we offer or competitive pressures on pricing of such services or products may cause clients of our advisors to withdraw their assets on short notice.
•A loss of our marketing relationships with manufacturers of financial products could harm our relationship with our advisors and, in turn, their clients.
•Changes in U.S. federal income tax law could make some of the products distributed by our advisors less attractive to clients.
•The effects of the outbreak of the novel coronavirus (COVID-19) have negatively affected the global economy, U.S. economy and global financial markets, and may disrupt our operations and our advisors' operations, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Regulatory Environment
•Any failure to comply with applicable federal or state laws or regulations exposes us to litigation and regulatory actions, which could increase our costs or negatively affect our reputation.
•Regulatory developments could adversely affect our business by increasing our costs or making our business less profitable.
•We are subject to various regulatory requirements, which, if not complied with, could result in the restriction of the conduct or growth of our business.

•Failure to comply with ERISA regulations and certain retirement plan regulations could result in penalties against us.
Risks Related to Our Technology
•We rely on technology in our business, and technology and execution failures could subject us to losses, litigation and regulatory actions.
•Our information technology systems may be vulnerable to security risks.
•Failure to maintain technological capabilities, flaws in existing technology, difficulties in upgrading our technology platform or the introduction of a competitive platform could have a material adverse effect on our business.
•Inadequacy or disruption of our business continuity and disaster recovery plans and procedures in the event of a catastrophe could adversely affect our business.
Risks Related to Ownership of Our Common Stock
•The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our investors.
•We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.
•Our future ability to pay regular dividends to holders of our common stock or repurchase shares are subject to the discretion of our board of directors and will be limited by our ability to generate sufficient earnings and cash flows.
Risks Related to Our Business and Industry
We depend on our ability to attract and retain experienced and productive advisors, and we are subject to competition in all aspects of our business.
We derive a large portion of our revenues from commissions and fees generated by our advisors. Our ability to attract and retain experienced and productive advisors has contributed significantly to our growth and success, and our strategic plan is premised upon continued growth in the number of our advisors and the assets they serve. If we fail to attract new advisors or to retain and motivate our current advisors, replace our advisors who retire, or assist our retiring advisors with transitioning their practices to existing advisors, or if advisor migration away from wirehouses to independent channels slows, our business may suffer.
The market for experienced and productive advisors is highly competitive, and we devote significant resources to attracting and retaining well-qualified advisors. In attracting and retaining advisors, we compete directly with a variety of financial institutions such as wirehouses, regional broker-dealers, banks, insurance companies and other independent broker-dealers. If we are not successful in retaining highly qualified advisors, we may not be able to recover the expense involved in attracting and training these individuals. There can be no assurance that we will be successful in our efforts to attract and retain the advisors needed to achieve our growth objectives.
More broadly, we are subject to competition in all aspects of our business from:
•brokerage and investment advisory firms, including national and regional firms, as well as independent RIA firms;
•asset management firms;
•commercial banks and thrift institutions;
•insurance companies;
•other clearing/custodial technology companies; and
•investment firms offering so-called “robo” advice solutions.
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
General economic and market factors can affect our commission and fee revenues. For example, a decrease in market levels or market volatility can:
•reduce new investments by advisors’ new and existing clients in financial products that are linked to the equity markets, such as variable life insurance, variable annuities, mutual funds and managed accounts;
•reduce trading activity, thereby affecting our brokerage commission revenues and our transaction revenues;
•reduce the value of advisory and brokerage assets, thereby reducing advisory fee revenues, trailing commission revenues and asset-based fee revenues; and
•motivate clients to withdraw funds from their accounts, reducing advisory and brokerage assets, advisory fee revenues and asset-based fee revenues.
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
Our revenues are exposed to interest rate risk primarily from changes in fees payable to us from banks participating in our client cash programs, which are generally based on prevailing interest rates. Our revenues from our client cash programs have declined in the past as a result of a low interest rate environment, and our revenues may decline in the future due to decreases in interest rates, decreases in client cash balances or mix shifts among the current or future bank sweep vehicles and money market programs that we offer. The Federal Reserve decreased the federal funds rate in 2020 and there can be no assurance that it will not to do so again or maintain a low-interest rate environment for a significant period of time. Our revenues from our client cash programs also depend on our success in negotiating favorable terms in current and future agreements with banks and money market fund providers participating in our programs, as well as our success in offering competitive products, program fees and interest rates payable to clients. The expiration of contracts with favorable pricing terms, less favorable terms in future contracts with participants in our client cash programs or changes in the bank sweep vehicles or money market programs that we offer, could result in declines in our revenues. A sustained low interest rate environment may also have a negative impact upon our ability to negotiate contracts with new banks or renegotiate existing contracts on comparable terms with banks participating in our client cash programs. If interest rates do not rise, or if balances or yields in our client cash programs decrease, future revenues from our client cash programs may be lower than expected.

Any damage to our reputation could harm our business and lead to a loss of revenues and net income.
We have spent many years developing our reputation for integrity and client service, which is built upon our support for our advisors through: enabling technology, comprehensive clearing and compliance services, practice management programs and training and independent research. Our ability to attract and retain advisors and employees is highly dependent upon external perceptions of our level of service, business practices and financial condition. Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including:
•litigation or regulatory actions;
•failing to deliver acceptable standards of service and quality, including technology or cybersecurity failures;
•compliance failures; and
•unethical behavior and the misconduct of employees, advisors or counterparties.
Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential advisors and employees, and could lead advisors to terminate their agreements with us, which they generally have the right to do unilaterally upon short notice. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us. These occurrences could lead to loss of revenues and net income.
Our business is subject to risks related to litigation, arbitration claims and regulatory actions.
From time to time, we have been subjected to and are currently subject to legal and regulatory proceedings arising out of our business operations, including lawsuits, arbitration claims, governmental subpoenas and regulatory, governmental and self regulatory organization (“SRO”) inquiries, investigations and enforcement proceedings, as well as other actions and claims. Many of our legal claims are initiated by clients of our advisors and involve the purchase or sale of investment securities, but other claims and proceedings may be, and have been, initiated by state-level and federal regulatory authorities and SROs, including the SEC, FINRA and state securities regulators.
The outcomes of any such legal or regulatory proceedings, including inquiries, investigations and enforcement proceedings by the SEC, FINRA, DOL and state securities regulators, are difficult to predict. A negative outcome in such a matter could result in substantial legal liability, censures, penalties and fines, disgorgement of profits, restitution to customers, remediation, the issuance of cease-and-desist orders, or injunctive or other equitable relief against us. Further, such negative outcomes individually or in the aggregate may cause us significant reputational harm and could have a material adverse effect on our ability to recruit or retain financial advisors, or our results of operations, cash flows or financial condition.
We may face liabilities for deficiencies or failures in our compliance systems and programs, as well as actual or alleged breaches of legal duties to our advisors’ clients, including in respect of issues related to the suitability of the financial products we make available in our open architecture product platform or the investment advice of our advisors based on their clients’ investment objectives and certain fiduciary obligations for advice and recommendations made to our advisory clients.
Moreover, new and developing state and federal regulatory requirements with respect to standards of care and other obligations, as discussed under “Risks Related to Our Regulatory Environment” below, may introduce new grounds for legal claims or enforcement actions against us in the future, including, in particular with respect to our brokerage services. We may also become subject to claims, allegations and legal proceedings related to employment matters, including wage and hour, discrimination or harassment claims, or matters involving others’ intellectual property or other proprietary rights, including infringement or misappropriation claims.
There are risks inherent in the independent broker-dealer business model.
Compared to wirehouses and other employee model broker-dealers, we generally offer advisors wider choice in operating their businesses with regard to product offerings, outside business activities, office technology and supervisory models. Our approach may make it more challenging for us to comply with our supervisory and regulatory compliance obligations, particularly in light of our limited on-site supervision and the complexity of certain advisor business models.
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
We rely on third-party service providers, including off-shore providers, to perform technology, processing and support functions, and our operations are dependent on financial intermediaries that we do not control.
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
Any significant failures by BETAHost or our other service providers could cause us to sustain serious operational disruptions and incur losses and could harm our reputation. These third-party service providers are also susceptible to operational and technology vulnerabilities, including cyber-attacks, security breaches, fraud, phishing attacks and computer viruses, which could result in unauthorized access, misuse, loss or destruction of data, an interruption in service or other similar events that may impact our business.
We cannot assure that our third-party service providers will be able to continue to provide their services in an efficient, cost-effective manner, if at all, or that they will be able to adequately expand their services to meet our needs and those of our advisors. An interruption in or the cessation of service by a third-party service provider and our inability to make alternative arrangements in a timely manner could cause a disruption to our business and could have a material impact on our ability to serve our advisors and their clients. In addition, we cannot predict the costs or time that would be required to find an alternative service provider.
We have transitioned certain business and technology processes to off-shore providers, which has increased the related risks described above. For example, we rely on several off-shore service providers, operating in multiple locations, for functions related to cash management, account transfers, information technology infrastructure and support and document indexing, among others. To the extent third-party service providers are located in foreign jurisdictions, we are exposed to risks inherent in such providers conducting business outside of the United States, including international economic and political conditions, and the additional costs associated with complying with foreign laws and fluctuations in currency values.
We expect that our regulators would hold us responsible for any deficiencies in our oversight and control of our third-party relationships and for the performance of such third parties. If there were deficiencies in the oversight and control of our third-party relationships, and if our regulators held us responsible for those deficiencies, our business, reputation and results of operations could be adversely affected.
In addition, certain aspects of our operations are dependent on third-party financial institutions that we do not control, such as clearing agents, securities exchanges, clearing houses and other financial intermediaries. Any failure of these intermediaries, or any interruption in their operations, either on a widespread or individual basis, could adversely affect our ability to execute transactions, service our clients and manage our exposure to risk. In the event of such failure or interruption, there is no guarantee that we would be able to find adequate and cost-effective replacements on a timely basis, if at all.
Like us, these intermediaries are exposed to risks related to fluctuations and volatility in the financial markets and broader economy, as well as specific operational risks related to their business, such as those related to technology, security and the prevailing regulatory environment. Because we rely on these intermediaries, we share indirect exposure to these risks. If these risks were to materialize, or if there was a widespread perception that they could materialize, our business and results of operations could be adversely affected.

Lack of liquidity or access to capital could impair our business and financial condition.
Liquidity, or ready access to funds, is essential to our business. We expend significant resources investing in our business, particularly with respect to our technology and service platforms. In addition, we must maintain certain levels of required capital. As a result, reduced levels of liquidity could have a significant negative effect on us. Some potential conditions that could negatively affect our liquidity include:
•illiquid or volatile markets;
•diminished access to debt or capital markets;
•unforeseen cash or capital requirements;
•regulatory penalties or fines, settlements, customer restitution or other remediation costs; or
•adverse legal settlements or judgments.
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
In the event current resources are insufficient to satisfy our needs, we may need to rely on financing sources such as bank debt. The availability of additional financing will depend on a variety of factors such as:
•market conditions;
•the general availability of credit;
•the volume of trading activities;
•the overall availability of credit to the financial services industry;
•our credit ratings and credit capacity; and
•the possibility that our lenders could develop a negative perception of our long- or short-term financial prospects as a result of industry- or company-specific considerations. Similarly, our access to funds may be impaired if regulatory authorities or rating organizations take negative actions against us.
Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to satisfy statutory capital requirements, generate commission, fee and other market-related revenues to meet liquidity needs and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue different types of capital than we would otherwise, less effectively deploy such capital, or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility.
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
In December 2020, our wholly owned subsidiary LPL Holdings, Inc. (“LPL Holdings”) entered into a stock and asset purchase agreement (the “Purchase Agreement”) with Macquarie Management Holdings, Inc. (“Macquarie”). Pursuant to the Agreement, LPL Holdings will acquire the wealth management business of Waddell & Reed

Financial, Inc. (“Waddell & Reed”), upon completion of Macquarie’s acquisition of all of the issued and outstanding common shares of Waddell & Reed.
The transaction is expected to close in the middle of 2021, subject to satisfaction of closing conditions. There can be no assurance that the transaction will be completed timely or at all due to several factors, including, but not limited to: the failure of the parties to satisfy the closing conditions in the Purchase Agreement in a timely manner or at all, including the completion of the acquisition of Waddell & Reed by Macquarie, obtaining the required stockholder and regulatory approvals and the retention by Waddell & Reed of minimum assets prior to closing. Further, several factors could negatively affect our ability to fully realize the revenue or expense synergies or the other expected benefits of the transaction, including, but not limited to: difficulties and delays in recruiting Waddell & Reed financial advisors or onboarding the clients or businesses of Waddell & Reed financial advisors to our platforms, challenges in separating the operations of Waddell & Reed’s wealth management business from the operations to be retained by Macquarie and disruptions to our or Waddell & Reed’s businesses as a result of the announcement and pendency of the transactions.
Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks.
We have adopted policies and procedures to identify, monitor and manage our operational risk. These policies and procedures, however, may not be effective and may not be adapted quickly enough to respond effectively to changed circumstances. Some of our compliance and risk evaluation functions depend upon information technology systems, information provided by others and public information regarding markets, clients or other matters that are otherwise accessible by us. In some cases, however, that information may not be available, accurate, complete or up-to-date. Also, because many of our advisors work in decentralized offices, additional risk management challenges may exist, including with regard to advisor office technology and information security practices. In addition, our existing systems, policies and procedures, and staffing levels may be insufficient to support a significant increase in our advisor population. Any such increase could require us to increase our costs, including information technology costs, in order to maintain our compliance and risk management obligations, or strain our existing policies and procedures as we evolve to support a larger advisor population. If our systems, policies and procedures are not effective, or if we are not successful in capturing risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business and financial condition.
We face competition in attracting and retaining key talent.
Our success depends upon the continued services of our key senior management personnel, including our executive officers and senior managers. Each of our executive officers is an employee at will, and none has an employment agreement. The loss of one or more of our key senior management personnel, and the failure to recruit a suitable replacement or replacements, could have a material adverse effect on our business.
Moreover, our success and future growth depends upon our ability to attract and retain qualified employees. There is significant competition for qualified employees in the broker-dealer industry, and we may not be able to retain our existing employees or fill new positions or vacancies created by expansion or turnover. The loss or unavailability of these individuals could have a material adverse effect on our business.
The securities settlement process exposes us to risks related to adverse movements in price.
LPL Financial provides clearing services and trade processing for our advisors and their clients and certain financial institutions. Broker-dealers that clear their own trades are subject to substantially more regulatory requirements than brokers that outsource these functions to third-party providers. Errors in performing clearing functions, including clerical, technological and other errors related to the handling of funds and securities held by us on behalf of our advisors’ clients, could lead to censures, fines or other sanctions imposed by applicable regulatory authorities, as well as losses and liabilities in related lawsuits and proceedings brought by our advisors’ clients and others. Any unsettled securities transactions or wrongly executed transactions may expose our advisors and us to losses resulting from adverse movements in the prices of such securities.
Our indebtedness could adversely affect our financial health and may limit our ability to use debt to fund future capital needs.
At December 31, 2020, we had total indebtedness of $2.3 billion, of which $1.1 billion is subject to floating interest rates. Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions. It could also require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes. In addition, our level of indebtedness may limit our flexibility in planning for changes in our business and the industry in which we operate, and limit our ability to borrow additional funds. If interest rates increase, our interest expense would increase because borrowings under our senior secured credit agreement (“Credit Agreement”) are based on variable interest rates.
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
A credit rating downgrade would not impact the terms of our repayment obligations under the Credit Agreement or the Indentures. However, any such downgrade would negatively impact our ability to obtain comparable rates and terms on any future refinancing of our debt and could restrict our ability to incur additional indebtedness. In addition, if such downgrade were to occur, or if ratings agencies indicated that a downgrade may occur, perceptions of our financial strength could be damaged, which could affect our client relationships and decrease the number of investors, clients and counterparties that do business with us.
Restrictions under our Credit Agreement and the Indentures governing our Notes may prevent us from taking actions that we believe would be in the best interest of our business.
Our Credit Agreement and the Indentures contain customary restrictions on our activities, including covenants that may restrict us from:
•incurring additional indebtedness or issuing disqualified stock or preferred stock;
•declaring dividends or other distributions to stockholders;
•repurchasing equity interests;
•redeeming indebtedness that is subordinated in right of payment to certain debt instruments;
•making investments or acquisitions;
•creating liens;
•selling assets;
•guaranteeing indebtedness;
•engaging in certain transactions with affiliates;
•entering into agreements that restrict dividends or other payments from subsidiaries; and
•consolidating, merging or transferring all or substantially all of our assets.
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
We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, excess-SIPC, business interruption, cyber and data breach, errors and omissions and fidelity bond insurance. We have self-insurance for certain potential liabilities through a wholly-owned captive insurance subsidiary. While we endeavor to self-insure and purchase coverage that is appropriate based on our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Assessing the probability of a loss occurring and the timing and amount of any loss related to a regulatory matter or a legal proceeding is inherently difficult, and there are particular uncertainties and complexities involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured by our captive insurance subsidiary. In addition, certain types of potential claims for damages cannot be insured. Our business may be negatively affected if in the future some or all of our insurance proves to be inadequate or unavailable to cover our liabilities related to legal or regulatory matters. Such negative consequences could include additional expense and financial loss, which could be significant in amount. In addition, insurance claims may harm our reputation or divert management resources away from operating our business.
Poor service or performance of the financial products that we offer or competitive pressures on pricing of such services or products may cause clients of our advisors to withdraw their assets on short notice.
Clients of our advisors have control over their assets that are served under our platforms. Poor service or performance of the financial products that we offer, the emergence of new financial products or services from others, harm to our reputation or competitive pressures on pricing of such services or products may result in the loss of clients. In addition, we must monitor the pricing of our services and financial products in relation to competitors and periodically may need to adjust commission and fee rates, interest rates on deposits and margin loans and other fee structures to remain competitive. Competition from other financial services firms, such as reduced or zero commissions to attract clients or trading volume, direct-to-investor online financial services, including so-called “robo” advice, or higher deposit rates to attract client cash balances, could result in pricing pressure or otherwise adversely impact our business. The decrease in revenues that could result from such an event could have a material adverse effect on our business.
A loss of our marketing relationships with manufacturers of financial products could harm our relationship with our advisors and, in turn, their clients.
We operate on an open architecture product platform offering no proprietary financial products. To help our advisors meet their clients’ needs with suitable investment options, we have relationships with many of the industry-leading providers of financial and insurance products. We have sponsorship agreements with some manufacturers of fixed and variable annuities and mutual funds that, subject to the survival of certain terms and conditions, may be terminated by the manufacturer upon notice. If we lose our relationships with one or more of these manufacturers, our ability to serve our advisors and, in turn, their clients, and our business, may be materially adversely affected. As an example, certain variable annuity product sponsors have ceased offering and issuing new variable annuity contracts. If this trend continues, we could experience a loss in the revenues currently generated from the sale of such products. In addition, certain features of such contracts have been eliminated by variable annuity product sponsors. If this trend continues, the attractiveness of these products would be reduced, potentially reducing the revenues we currently generate from the sale of such products.
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
The ongoing COVID-19 pandemic has caused significant disruption in the international and U.S. economies and financial markets. The spread of COVID-19 and efforts to contain it have resulted in illness, quarantines, cancellation of events and travel, business shutdowns, reduction in business activity and financial transactions, labor shortages, increased unemployment, supply chain interruptions and overall economic and financial market instability. Impacts on our business could be wide-ranging, and material impacts are possible, including the following:
•Employees contracting COVID-19, including unavailability of key personnel necessary to conduct our business operations
•A prolonged downturn in equity and other financial markets, which would adversely affect our advisory, asset-based and trailing commission revenues
•A sustained low interest rate environment, which would reduce revenues from our client cash programs included in asset-based revenues
•Reductions in our service levels or operating effectiveness as a substantial majority of our employees are working remotely in response to the pandemic
•Failure of our information technology systems, which could result in interruptions or errors in performing securities clearing and custody functions, as a result of extraordinary trading volumes, malware, ransomware or malicious cyber activity
•Disruptions in technology, processing or support functions as our outsourced service providers or other vendors, including off-shore providers, experience disruptions in their business operations
•Reduction in our ability to recruit advisors or otherwise execute our growth plans due to travel restrictions, limitations on interpersonal contact and challenging macro economic conditions
•Closure of our offices or the offices of our advisors
The COVID-19 pandemic and efforts to contain it have also resulted in increased volatility. The further spread of COVID-19 and attempts to curtail it by limiting interpersonal activity, including business activity, may increase instability in domestic and international financial markets and materially disrupt general economic and financial activity. Significant disruptions in financial markets could result in a decline in demand for the products and services offered by our advisors to their clients, or their ability to provide them, which would negatively impact our and their financial results and growth strategy.
In addition, an overall decline in equity market prices will generally reduce the value of advisory and brokerage assets, which has previously resulted and may in the future result in a reduction in the advisory fees, asset-based fees and trailing commissions we are entitled to receive. Moreover, in response to the economic fallout from the COVID-19 pandemic, the Federal Reserve reduced the federal funds rate by 150 basis points in March 2020 and there is a substantial likelihood that interest rates will remain low while global economic activity is suppressed. The reduction in prevailing interest rates has in turn reduced, and will continue to reduce, our revenues from our client cash programs and may affect our ability to negotiate favorable terms in future agreements with banks and money market fund providers that participate in our programs.
The COVID-19 pandemic could also jeopardize our ability to rely on our outsourced service providers, including those that operate off-shore. As COVID-19 has spread, governments in the United States and around the world, including in jurisdictions where our service providers have operations, have from time to time imposed or encouraged varying degrees of limitations on travel and social interaction. In many cases this has resulted in the partial or complete closure of businesses, including some that we rely on. While we have taken steps to minimize the disruptions that these closures have caused, and are seeking to avoid interruptions to our critical operations, there can be no guarantee that they will be effective, or, if they are effective, that such effect will be sustained or cost-effective. In addition, if business closures are prolonged or become more widespread, our ability to modify our operations to avoid interruption may become more limited or costly. Any interruption to our operations could have a negative effect on our reputation and results of operations.
In response to the COVID-19 pandemic, we have implemented significant elements of our business continuity plans, and have begun relying on capabilities that we previously put into place to support these plans. While we believe that these plans and their implementation have helped avoid significant interruptions to our critical services, there can be no assurance that they will be able to do so on a sustained or uninterrupted basis, and reliance on such plans could expose our business to other operational risks. For example, while we have taken steps to ensure that our remote-work solutions are reliable and secure, especially those related to the handling, transmission, storage and disposal of sensitive personal or confidential information, there can be no assurance that these solutions will be used or function as intended, or that they will be completely effective in preventing interruptions in our services or cybersecurity incidents. In addition, there can be no assurance that the third parties that provide and maintain some of these solutions will be able to do so on a sustained and uninterrupted basis. Because we do not control these third parties, we are subject to the limitations, deficiencies and vulnerabilities of their services, products, and operations. Any compromise, failure, or interruption in the availability of the solutions that support our remote-work operations could directly or indirectly result in cybersecurity incidents, interruptions to our business, and negative effects on our reputation and results of operations.
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
Our business, including securities and investment advisory services, is subject to extensive regulation under both federal and state laws, rules and regulations. Our broker-dealer subsidiary, LPL Financial, is:
•registered as a broker-dealer with the SEC, each of the 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands;
•registered as an investment adviser with the SEC;
•a member of FINRA and various other self-regulatory organizations, and a participant in various clearing organizations, including the Depository Trust Company, the National Securities Clearing Corporation and the Options Clearing Corporation;
•regulated by the DOL relative to its servicing of retirement plan accounts subject to ERISA and the Code; and
•regulated by the CFTC with respect to the futures and commodities trading activities it conducts as an introducing broker.
The primary self-regulator of LPL Financial is FINRA. LPL Financial is also subject to state laws, including state “blue sky” laws, and the rules of Municipal Securities Rulemaking Board for its municipal securities activities. The CFTC has designated the NFA as LPL Financial’s primary regulator for futures and commodities trading activities.
The SEC, FINRA, DOL, the CFTC, the OCC, various securities and futures exchanges and other United States and state-level governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws, regulations or interpretations. There can be no assurance that other federal or state agencies will not attempt to further regulate our business or that specific interactions with foreign countries or foreign nationals will not trigger regulation in non-U.S. law in particular circumstances. These legislative and regulatory initiatives may affect the way in which we conduct our business and may make our business model less profitable.
Our ability to conduct business in the jurisdictions in which we currently operate depends on our compliance with the laws, rules and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of the states and other jurisdictions in which we do business. Our ability to comply with all applicable laws, rules and regulations and interpretations is largely dependent on our establishment and maintenance of compliance, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit, supervisory and risk management personnel. We cannot assure you that our systems and procedures are, or have been, effective in complying with all applicable laws, rules and regulations and interpretations. In particular, the diversity of information security environments in which our services are offered makes it difficult to ensure a uniformly robust level of compliance. Regulators have in the past raised, and may in the future raise, concerns with respect to the quality, consistency or oversight of our compliance systems and programs and our past or future compliance with applicable laws, rules and regulations. As of the date of this Annual Report on Form 10-K, we have a number of pending regulatory matters.
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
Our profitability could be affected by rules and regulations that impact the business and financial communities generally and, in particular, our advisors and their clients, including changes to the interpretation or enforcement of laws governing standards of care applicable to investment advice and recommendations, taxation, the classification of our independent advisors as independent contractors rather than our employees, trading, electronic commerce, privacy, data protection and anti-money laundering. Failure to comply with these rules and regulations could subject us to regulatory actions or litigation and it could have a material adverse effect on our business, results of operations, cash flows or financial condition.
New laws, rules and regulations, or changes to the interpretation or enforcement of existing laws, rules or regulations, could also result in limitations on the lines of business we conduct or plan to conduct, modifications to our current or future business practices, compressed margins, increased capital requirements and additional costs. For example, in June 2019, the SEC adopted Regulation BI, which imposes an overarching standard of conduct that requires broker-dealers and their associated persons to act in the best interest of their retail customers when making securities recommendations and imposes a number of new compliance and disclosure obligations on broker-dealers. Nevada has enacted, and other state legislatures (including New Jersey, Massachusetts and Maryland) are considering, statutes that impose fiduciary standards and other obligations on broker-dealers and investment advisers operating in their states. New York recently adopted a best interest standard that became applicable to the sale of certain annuity and insurance products beginning August 1, 2019. We expect that these laws and proposals could negatively impact our results, including by increasing our expenditures related to legal, compliance, information technology, and could result in other costs, including greater risks of client lawsuits and enforcement activity by regulators. These changes may also affect the array of products and services we offer to clients and the compensation that we and our advisors receive in connection with such products and services.
It is also unclear how and whether other regulators, including FINRA, the DOL, banking regulators and other state securities and insurance regulators may respond to, or enforce elements of, these new regulations, or develop their own similar laws and regulations. The impacts, degree and timing of the effect of these laws and future regulations on our business cannot now be anticipated or planned for, and may have further impacts on our products and services and the results of operations. Please consult the Retirement Plan Services Regulation section within Part I, “Item 1. Business” for specific information about risks associated with DOL regulations and related exemptions and their potential impact on our operations.
In addition, the Dodd-Frank Act enacted wide-ranging changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures and provide for greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act remain subject to implementing regulations that are yet to be adopted by the applicable regulatory agencies. Compliance with these provisions could require us to review our product and service offerings for potential changes and would likely result in increased compliance costs. Moreover, to the extent the Dodd-Frank Act affects the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such applicable regulations called for under the Dodd-Frank Act have been finalized and implemented.
Likewise, federal and state standards prohibiting discrimination on the basis of disability in public accommodations and employment, including those related to the Americans with Disabilities Act, are evolving to require an increasing number of public spaces, including web-based applications, to be made accessible to the disabled. As a result, we could be required to make modifications to our internet-based applications or to our other client- or advisor-facing technologies, including our website, to provide enhanced or accessible service to, or make reasonable accommodations for, disabled persons. This adaptation of our websites and web-based applications and materials could result in increased costs and may affect the products and services we provide. Failure to comply with federal or state standards could result in litigation, including class action lawsuits.
In sum, our profitability may be adversely affected by current and future rulemaking and enforcement activity by the various federal, state and self-regulatory organizations to which we are subject. The effect of these regulatory developments on our business cannot now be anticipated or planned for, but may have further impacts on our products and services and results of operations.
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
In addition, the SEC, FINRA, the CFTC, the OCC and the NFA have extensive rules and regulations with respect to capital requirements. As a registered broker-dealer, LPL Financial is subject to Rule 15c3-1 (“Net Capital Rule”) under the Exchange Act, and related requirements of SROs. The CFTC and the NFA also impose net capital requirements. The Net Capital Rule specifies minimum capital requirements that are intended to ensure the general soundness and liquidity of broker-dealers. Because our holding companies are not registered broker-dealers, they are not subject to the Net Capital Rule. However, the ability of our holding companies to withdraw capital from our broker-dealer subsidiary could be restricted, which in turn could limit our ability to repay debt, redeem or purchase shares of our outstanding stock or pay dividends. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

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
Our business relies extensively on electronic data processing, storage and communications systems. In addition to better serving our advisors and their clients, the effective use of technology increases efficiency and enables firms like ours to reduce costs and support our regulatory compliance and reporting functions. Our continued success will depend, in part, upon our ability to:
•continue to invest significant resources on our technology systems in order to meet industry and regulatory standards, consumer preferences and the efforts of threat actors to penetrate our systems;
•successfully maintain and upgrade the capabilities of our systems;
•address the needs of our advisors and their clients by using technology to provide products and services that satisfy their demands while ensuring the security of the data involving those products and services;
•use technology effectively and securely to support our regulatory compliance and reporting functions;
•comply with the changing landscape of laws and regulations that govern protection of personally identifiable information; and
•retain skilled information technology employees.
Extraordinary trading volumes, malware, ransomware or attempts by hackers to introduce large volumes of fraudulent transactions into our systems, beyond reasonably foreseeable spikes in volumes, could cause our computer systems to operate at an unacceptably slow speed or even fail. Failure of our systems, which could result from these or other events beyond our control, or an inability or failure to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, unanticipated disruptions in our service, liability to our advisors or advisors’ clients, compliance failures, regulatory sanctions and damage to our reputation.
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks, including personally identifiable information of advisors and their clients, as well as our employees. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks are to some degree vulnerable to unauthorized access, human error, computer viruses, denial-of-service attacks, malicious code, spam attacks, phishing, ransomware or other forms of social engineering and other events that could impact the security, reliability, confidentiality, integrity and availability of our systems. To the extent third parties, such as product sponsors, also retain similarity sensitive information about our advisors or their clients, their systems may face similar vulnerabilities. We are not able to protect against these events completely given the rapid evolution of new vulnerabilities, the complex and distributed nature of our systems, our interdependence on the systems of other companies and the increased sophistication of potential attack vectors and methods against our systems. In particular, advisors work in a wide variety of environments, and although we require minimum security by policy, we cannot ensure the consistent compliance with these policies across all of our advisors, or that our policy will be adequate to address the evolving threat environment. If one or more of these events occur, they could jeopardize our own, our advisors’ or their clients’, or counterparties’ confidential and other information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our own, our advisors’ or their clients’, our counterparties’, or third parties’ operations. As a result, we could be subject to litigation, client loss, reputational harm, regulatory sanctions and financial losses that are either not insured or are not fully covered through any insurance we maintain. If any person, including any of our employees or advisors, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could also be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.
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
Our application service provider systems maintain and process confidential data on behalf of advisors and their clients, some of which is critical to our advisors’ business operations. If our application service provider systems are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons or malicious computer code, we or our advisors could experience data loss, financial loss, harm to reputation, regulatory violations, class action and commercial litigation and significant business interruption or loss. In addition, vulnerabilities of our external service providers could pose security risks to client information. If any such disruption or failure, real or perceived, occurs, we or our advisors may be exposed to unexpected liability, advisors or their clients may withdraw assets, our reputation may be tarnished and there could be a material adverse effect on our business. Further, any actual or perceived breach or cybersecurity attack directed at other financial institutions or financial services companies, whether or not we are targeted, could lead to a general loss of customer confidence in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure. The occurrence of any of these events may have a material adverse effect on our business or results of operations.
Our own information technology systems are to some degree vulnerable to unauthorized access and other security risks. We rely on our advisors and employees to comply with our policies and procedures to safeguard confidential data. The failure of our advisors and employees to comply with such policies and procedures, either intentionally or unintentionally, could result in the loss or wrongful use of their clients’ confidential information or other sensitive information. In addition, even if we and our advisors comply with our policies and procedures, persons who circumvent security measures could infiltrate or damage our systems or facilities and wrongfully use our confidential information or clients’ confidential information or cause interruptions or malfunctions in our operations. Cyber-attacks can be designed to collect information, manipulate, destroy or corrupt data, applications, or accounts and to disable the functioning or use of applications or technology assets. Such activity could, among other things:
•seriously damage our reputation;
•allow competitors or hackers access to our proprietary business information;

•subject us to liability for a failure to safeguard client data;
•result in the termination of relationships with our advisors;
•subject us to regulatory sanctions or obligations, based on state law or the authority of the SEC and FINRA to enforce regulations regarding business continuity planning or cybersecurity;
•subject us to litigation by consumers, advisors or other business partners that may suffer damages as a result of such activity;
•result in inaccurate financial data reporting; and
•require significant capital and operating expenditures to investigate and remediate the breach.
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
We believe that our future success will depend in part on our ability to anticipate and adapt to technological advancements required to meet the changing demands of our advisors and their clients. We depend on highly specialized and, in many cases, proprietary technology to support our business functions, including among others:
•securities trading and custody;
•portfolio management;
•performance reporting;
•customer service;
•accounting and internal financial processes and controls; and
•regulatory compliance and reporting.
Our continued success depends on our ability to effectively adopt new or adapt existing technologies to meet changing client, industry and regulatory demands. The emergence of new industry standards and practices could render our existing systems obsolete or uncompetitive. There cannot be any assurance that another company will not design a similar or better platform that renders our technology less competitive.
Maintaining competitive technology requires us to make significant capital expenditures, both in the near term and longer-term. There cannot be any assurance that we will have sufficient resources to adequately update and expand our information technology systems or capabilities, or offer our services on the personal and mobile computing devices that may be preferred by our advisors and/or their clients, nor can there be any assurance that any upgrade or expansion efforts will be sufficiently timely, successful, secure and accepted by our current and prospective advisors or their clients. The process of upgrading and expanding our systems has at times caused, and may in the future cause, us to suffer system degradations, outages and failures. If our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of advisors and could harm our reputation. A breakdown in advisors’ systems could have similar effects. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our advisors and their clients. Security, stability and regulatory risks also exist because parts of our infrastructure and software are beyond their manufacturer’s stated end of life. We are working to mitigate such risks through additional controls and increased modernization spending, although we cannot provide assurance that our risk mitigation efforts will be effective, in whole or in part.
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
The market price of our common stock may fluctuate substantially due to the following factors (in addition to the other risk factors described in this Item 1A):
•actual or anticipated fluctuations in our results of operations, including with regard to interest rates or revenues associated with our client cash programs or key business lines;
•variance in our financial performance from the expectations of equity research analysts;
•conditions and trends in the markets we serve;
•announcements of significant new services or products by us or our competitors;
•additions or changes to key personnel;
•the commencement or outcome of litigation or arbitration proceedings;
•the commencement or outcome of regulatory actions, including settlements with the SEC, FINRA, DOL or state securities regulators;
•changes in market valuation or earnings of our competitors;
•the trading volume of our common stock;
•future sales of our equity securities;
•changes in the estimation of the future size and growth rate of our markets;
•legislation or regulatory policies, practices or actions, including developments related to the “best interest” and “fiduciary” standards of care;
•political developments; and
•general economic conditions.
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
Our board of directors declared quarterly cash dividends on our outstanding common stock in 2020 and has from time to time authorized us to repurchase shares of the Company’s issued and outstanding shares of common stock. The declaration and payment of any future quarterly cash dividend or any additional repurchase authorizations will be subject to the board of directors’ continuing determination that the declaration of future dividends or repurchase of our shares are in the best interests of our stockholders and are in compliance with our Credit Agreement, the Indentures and applicable law. Such determinations will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, alternative uses of capital, the general financial condition and future prospects of our business and general business conditions.
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

Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
A summary of our significant locations at December 31, 2020 is shown in the following table.

Location	Approximate Square Footage	Lease Expiration
San Diego, California	420,000	2029
Fort Mill, South Carolina	452,000	2036
Boston, Massachusetts	69,000	2023
Austin, Texas	29,000	2027
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
For a discussion of legal proceedings, see Note 14 - Commitments and Contingencies, within the notes to the consolidated financial statements in this Annual Report on Form 10-K. Please also see “Risk Factors - Any failure to comply with applicable federal or state laws or regulations exposes us to litigation and regulatory actions, which could increase our costs or negatively affect our reputation” and “Risk Factors – Our business is subject to risks related to litigation, arbitration claims and regulatory actions” within Part I, “Item 1A. Risk Factors”.
Item 4.  Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The following table provides certain information about each of the Company’s executive officers as of the date this Annual Report on Form 10-K has been filed with the SEC:

Name	Age	Position
Dan H. Arnold	56	President and Chief Executive Officer
Matthew J. Audette	46	Chief Financial Officer
Matthew Enyedi	47	Managing Director, Business Solutions
Edward Fandrey	45	Managing Director, Divisional President, Advisor Solutions
J. Andrew Kalbaugh(1)	57	Managing Director, Divisional President, National Sales and Consulting
Sallie R. Larsen	67	Managing Director, Chief Human Capital Officer
Michelle Oroschakoff	59	Managing Director, Chief Legal Officer
Scott Seese(2)	51	Managing Director, Chief Information Officer
Dayton Semerjian	55	Managing Director, Chief Customer Care Officer
Richard Steinmeier	47	Managing Director, Divisional President, Business Development
George B. White	52	Managing Director, Investor and Investment Solutions and Chief Investment Officer
____________________
(1)Mr. Kalbaugh will be retiring from the Company in March 2021.
(2)Mr. Seese is on a leave of absence as of the date of this Annual Report on Form 10-K.

Executive Officers
Dan H. Arnold — President and Chief Executive Officer
Mr. Arnold has served as our chief executive officer since January 2017. He has served as our president since March 2015, with responsibility for our primary client-facing functions and long-term strategy for growth. Mr. Arnold served as our chief financial officer from June 2012 to March 2015 and was responsible for formulating financial policy, leading our capital management efforts and ensuring the effectiveness of the organization’s financial functions. Prior to 2012, he was managing director, head of strategy, with responsibility for long-term strategic planning for the firm, product and platform development and strategic investments, including acquisitions. He has also served as divisional president of our Institution Services. Mr. Arnold joined our Company in January 2007 following our acquisition of UVEST Financial Services Group, Inc. (“UVEST”). Prior to joining us, Mr. Arnold worked at UVEST for 13 years, serving most recently as president and chief operating officer. From April 2015 to July 2018, he served on the board of directors of the Securities Industry and Financial Markets Association (“SIFMA”). Mr. Arnold earned a B.S. in electrical engineering from Auburn University and holds an M.B.A. in finance from Georgia State University.
Matthew J. Audette — Chief Financial Officer
Mr. Audette is our chief financial officer. He is responsible for the Company’s core financial functions including: financial planning and analysis, controllership, tax, internal audit, treasury, corporate development and investor relations. Prior to joining LPL in September 2015, he served as executive vice president and chief financial officer of E*TRADE Financial Corporation (“E*Trade”) from January 2011 until June 2015. During his 16 years with E*TRADE, he led the formation of the firm’s Finance department and was a key contributor in the growth of the franchise, leading a variety of corporate transactions and capital activities. Mr. Audette began his career in the financial services practice at KPMG. Mr. Audette earned a B.S. in accounting from Virginia Polytechnic Institute and State University, popularly known as Virginia Tech.
Matthew Enyedi — Managing Director, Business Solutions
Mr. Enyedi has served as managing director, business solutions of LPL Financial since November 2020. He is responsible for developing and deploying a suite of automated professional services to LPL advisors, and aligning them with the firm’s other programs that support advisors as business owners. From January to November 2020, Mr. Enyedi served as managing director, national sales of LPL Financial, overseeing an integrated group of product and platform sales consultants focused on helping financial advisors and institutions navigate and grow in an increasingly complex financial services landscape. Prior to his promotion to managing director, Mr. Enyedi served as executive vice president, national sales from March 2015 to January 2020. In that role, he led the firm’s data analytics and business intelligence efforts, and oversaw a team focused on providing front- and middle-office capabilities to help advisors grow their businesses and reach new segments of clients. He was also previously responsible for teams supporting LPL Financial’s RIA custody and high-net-worth solutions. Mr. Enyedi joined LPL Financial in 2003 and has also served as senior vice president, vice president, corporate strategy and assistant vice president of advisory consulting. Prior to joining the firm, he worked as a financial advisor with UBS PaineWebber. Mr. Enyedi received a B.A. in speech communication and business administration from the University of San Diego. He also holds the Certified Investment Management Analyst® designation from the Haas School of Business at the University of California, Berkeley.
Edward Fandrey — Managing Director, Divisional President, Advisor Solutions
Mr. Fandrey has served as managing director, divisional president, advisor solutions of LPL Financial since January 2021. In this role, he is responsible for leading the company’s strategic plan to expand engagement with advisors, partnering with them to utilize the firm’s evolving affiliation models, optimally leverage its tools and capabilities, and fully support their growth initiatives and other business needs. Prior to joining LPL, he served from 2016 to 2021 as vice president of the Financial Services business at Microsoft Corporation, where he led an organization of sales, support, technology and customer success professionals driving client-centric digital transformation across leading banks, insurance companies, hedge funds and capital markets firms. Mr. Fandrey joined Microsoft in 2000 and held various leadership roles including Chief of Staff for Worldwide Sales and Marketing. He earned his bachelor’s degree in psychology from the State University of New York at Albany and has multiple technology and developer certifications.
J. Andrew Kalbaugh — Managing Director, Divisional President, National Sales and Consulting
Mr. Kalbaugh has served as managing director and divisional president, national sales and consulting of LPL Financial since January 2016. He is responsible for the long-term growth, satisfaction and retention of financial advisors and institutions. In addition, he leads the strategy for national sales and consulting support teams across LPL Financial’s retirement planning services, high-net-worth and private client solutions, financial planning and insurance services. Previously, Mr. Kalbaugh served as managing director and divisional president of Institution Services and led business development and business consulting for all financial institutions from November 2011 to January 2016. Prior to being named managing director in 2011, Mr. Kalbaugh served as executive vice president, business consulting, for Independent Advisor Services, responsible for providing support to advisors and their practices. He joined the Company in July 2007 following the acquisition of Mutual Service Corporation (“MSC”) and served as chief executive officer for MSC as well as for Associated Securities Corporation. Prior to that, he held senior positions at several financial services firms. Mr. Kalbaugh earned a B.A. in business and economics from the University of Maryland.
Sallie R. Larsen — Managing Director, Chief Human Capital Officer
Ms. Larsen is managing director, chief human capital officer of LPL Financial. She is responsible for overseeing executive communication, human resources, talent development, corporate real estate, total rewards and talent acquisition, advisor and employee learning and development and diversity and inclusion. Ms. Larsen joined us in May 2012 from the Federal Home Loan Bank/Office of Finance, where she served as the chief human resources officer from November 2009 to April 2012. In earlier roles, Ms. Larsen was a managing vice president of human resources for Capital One Financial Corporation, senior vice president of human resources for Marriott International and vice president of human resources and communications for TRW Inc. Ms. Larsen earned a M.A. in communications from Purdue University, a B.A. in sociology from California Lutheran University and a certificate in executive leadership coaching from Georgetown University.
Michelle Oroschakoff — Managing Director, Chief Legal Officer
Ms. Oroschakoff is managing director, chief legal officer of LPL Financial. She is responsible for company-wide legal and government relations matters, risk management processes and controls, compliance and governance, and has a leading role in the Company’s ongoing focus on enhancing the corporate risk profile. Ms. Oroschakoff has more than 20 years of financial services industry experience deeply rooted in legal, compliance and risk management. She joined LPL Financial as managing director, chief risk officer in September 2013 from Morgan Stanley, and was promoted to chief legal and risk officer in June 2017. She became chief legal officer in

June 2018. At Morgan Stanley, she most recently served as managing director and Global Chief Risk Officer of the firm’s Global Wealth Management Group from 2011 to 2013. Previously, while with Morgan Stanley, she served as chief administrative officer from 2010 to 2011, as well as Chief Compliance Officer from 2006 to 2010. Earlier in her career, Ms. Oroschakoff spent 11 years in a variety of legal and compliance roles at Morgan Stanley, including associate general counsel and head of the firm’s San Francisco litigation department. She also served as the general counsel for a large and successful RIA firm, where she became familiar with the independent model. She also serves on the SIFMA Compliance and Legal Executive Committee. Ms. Oroschakoff earned a B.A. in English literature from the University of Oregon and a J.D., with honors, from the University of Michigan.
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
Dayton Semerjian — Managing Director, Chief Customer Care Officer
Mr. Semerjian has served as managing director, chief customer care officer of LPL Financial since February 2019. He is responsible for LPL Financial’s customer satisfaction and client-centric efforts and leads Service, Trading and Operations, LPL Financial’s largest business unit. Before joining LPL Financial, Mr. Semerjian was general manager and senior vice president for Global Customer Success at CA Technologies Inc., which he joined in 2005 when the firm acquired Concord Communication Inc. At Concord, he was executive vice president of Marketing and Strategic Alliances. Mr. Semerjian also gained experience leading firms in adopting new service models that focus on improving the customer experience at scale through leadership roles at Intel Corp., Nation Street Inc. and Corente Inc., which was acquired by Oracle. Mr. Semerjian received a B.B.A. in marketing and management from the University of Massachusetts and an M.B.A. from Harvard Business School. He was also awarded an advanced certificate of executive management by the MIT Sloan School of Management.
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
George B. White — Managing Director, Investor and Investment Solutions and Chief Investment Officer
Mr. White has served as managing director, investor and investment solutions and chief investment officer of LPL Financial since January 2017. He served as managing director, research, and chief investment officer from 2009 to December 2016. Mr. White is responsible for the strategic direction and continued growth of LPL Financial’s research, marketing, products and investment platforms. Prior to joining us in November 2007, Mr. White served as a managing director and director of research for Wachovia Securities for 10 years. Mr. White was also an investment analyst for Mercer Investment Consulting, where he provided investment advice to institutional clients. He started his financial services career on the buy side of the business as a research analyst for Thompson, Siegel, and Walmsley, a value-oriented asset manager. Mr. White received a B.B.A. from the College of William and Mary.

PART II
Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “LPLA.” The closing sale price as of December 31, 2020 was $104.22 per share. As of that date, there were 1,172 common stockholders of record based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own the Company’s stock because most stock is held in the name of nominees.
Performance Graph
The following graph compares the cumulative total stockholder return (rounded to the nearest whole dollar) of the Company’s common stock, the Standard & Poor’s 500 Financial Sector Index and the Dow Jones U.S. Financial Services Index for the last five years. The graph assumes a $100 investment at the closing price on December 31, 2015 and reinvestment of the dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Company’s stock.

$250
$200
$150
$100
$50
$0
Value
12/31/15
03/31/16
06/30/16
09/30/16
12/30/16
03/31/17
06/30/17
09/30/17
12/31/17
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
Date
LPLA
S&P 500 Financial Sector Index
Dow Jones U.S. Financial Services Index

Dividend Policy
The payment, amount and timing of any future dividends will be subject to the discretion of our board of directors and will depend on a number of factors, including future earnings and cash flows, capital requirements, alternative uses of capital, general business conditions, our future prospects, contractual restrictions and covenants and other factors that our board of directors may deem relevant. Our Credit Agreement and the Indentures governing the Notes contain restrictions on our activities, including paying dividends on our capital stock. For an explanation of these restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt and Related Covenants”. In addition, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval, potentially impeding our ability to receive dividends from LPL Financial.
Securities Authorized for Issuance Under Equity Compensation Plans
The table below sets forth information on compensation plans under which our equity securities are authorized for issuance as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,000,383	$45.57	3,531,003
Equity compensation plans not approved by security holders	—	—	—
Total	2,000,383	$45.57	3,531,003
Purchases of Equity Securities by the Issuer
The Company suspended share repurchases in early 2020 in light of the business and financial uncertainties created by the COVID-19 pandemic. As of December 31, 2020, the Company had $349.8 million remaining under the existing share repurchase program.
Item 6.  Selected Financial Data
Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. Please also refer to the section under heading “Special Note Regarding Forward-Looking Statements.”
Overview
We are a leader in the retail financial advice market and the nation’s largest independent broker-dealer. We serve independent financial advisors and financial institutions, providing them with the technology, research, clearing and compliance services and practice management programs they need to create and grow their practices. We enable them to provide objective financial guidance to millions of American families seeking wealth management, retirement planning, financial planning and asset management solutions. Please consult Part I, “Item 1. Business” for additional information related to our business activities.
Executive Summary
Financial Highlights
Results for the year ended December 31, 2020 included net income of $472.6 million, or $5.86 per share, which compares to $559.9 million, or $6.62 per share, for the year ended December 31, 2019.
Asset Growth Trends
Total advisory and brokerage assets served were $903.1 billion as of December 31, 2020, up 18.1% from $764.4 billion as of December 31, 2019. Total net new assets were $60.2 billion for the year ended December 31, 2020, compared to $36.3 billion for the same period in 2019.
Net new advisory assets were an inflow of $52.1 billion for the year ended December 31, 2020, compared to $34.3 billion in 2019. As of December 31, 2020, our advisory assets had grown to $461.2 billion from the prior year end balance of $365.8 billion, an increase of 26.1%, and represented 51.1% of total advisory and brokerage assets served.
Net new brokerage assets were an inflow of $8.1 billion for the year ended December 31, 2020, compared to $2.0 billion in 2019. As of December 31, 2020, our brokerage assets were $441.9 billion, up from $398.6 billion as of December 31, 2019, an increase of 10.9%.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, of $2,103.3 million for the year ended December 31, 2020, decreased 3.2% from $2,172.2 million for the year ended December 31, 2019. Gross profit is calculated as total net revenues, less advisory and commission expenses and brokerage, clearing and exchange fees. Management presents gross profit because we believe that measure may provide useful insight to investors in evaluating the Company’s core operating performance before indirect costs that are general and administrative in nature. See footnote 9 to the Financial Metrics table within the “How We Evaluate Our Business” section for additional information on gross profit.
Shareholder Capital Returns
We returned $229.1 million of capital to shareholders during the year ended December 31, 2020, including $79.1 million of dividends and $150.0 million of share repurchases, representing 1,809,553 shares.
COVID-19 Response
In response to the coronavirus disease 2019 (“COVID-19”) pandemic, we have taken measures to protect the health and safety of our employees, as well as the stability and continuity of our operations. For example, we have equipped and enabled a substantial majority of employees to work remotely, implemented physical distancing and enhanced cleaning protocols throughout our corporate offices, and have worked closely with our vendors to maintain service continuity throughout the increased market volatility and operational volumes that occurred during the year. We also made extra support available to our advisors by extending service hours and providing additional resources to enable them to deliver differentiated services to their clients. Please consult the “Risks Related to our Business and Industry” section within Part I, “Item 1A. Risk Factors” for more information about the risks associated with COVID-19.
Our Sources of Revenue
Our revenues are derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust and reporting platforms. We also generate asset-based revenues through our bank sweep vehicles and money market programs and the access we provide to a variety of product providers with the following product lines:

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

	As of and for the Years Ended December 31,
Operating Metrics (dollars in billions)(1)	2020	2019
Assets
Advisory assets(2)(3)	$461.2	$365.8
Brokerage assets(2)(4)	441.9	398.6
Total Advisory and Brokerage Assets(2)	$903.1	$764.4
Advisory Assets % of Total Advisory and Brokerage Assets	51.1%	47.8%

Net New Assets
Net new advisory assets(5)	$52.1	$34.3
Net new brokerage assets(6)	8.1	2.0
Total Net New Assets	$60.2	$36.3

Organic Net New Assets(7)
Net new advisory assets	$49.6	$33.3
Net new brokerage assets	6.6	0.2
Total Organic Net New Assets	$56.2	$33.5

Total Organic Net New Assets Annualized Growth Rate(8)	7.4%	5.3%

Client Cash Balances(2)
Insured cash account balances	$37.3	$24.4
Deposit cash account balances	8.2	5.0
Total Bank Sweep Balances	45.5	29.4
Money market account balances	1.5	1.9
Purchased money market fund balances	1.9	2.4
Total Client Cash Balances	$48.9	$33.7

Net Buy (Sell) Activity(9)	$34.3	$41.4

	As of and for the Years Ended December 31,
Business and Financial Metrics (dollars in millions, except per share data)	2020	2019
Advisors	17,287	16,464
Average Total Assets per Advisor(10)	$52.2	$46.4
Employees	4,756	4,343

Share Repurchases	$150.0	$500.4
Dividends	$79.1	$82.6
% of Capital Returned to Shareholders(11)	44.0%	96.1%

Leverage Ratio(12)	2.16	2.05

	For the Years Ended December 31,
	2020	2019
Total net revenues	$5,871.6	$5,624.9
Net income	$472.6	$559.9
Earnings per share (“EPS”), diluted	$5.86	$6.62
EPS prior to amortization of intangible assets(13)	$6.46	$7.17
Gross Profit(14)	$2,103.3	$2,172.2
EBITDA(15)	$908.9	$1,036.1
EBITDA as a % of Gross Profit	43.2%	47.7%
Core G&A(16)	$925.1	$868.4
____________________
(1)Totals may not foot due to rounding.
(2)Advisory and brokerage assets consists of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Insured cash account balances, deposit cash account balances, money market account balances and purchased money market fund balances are also included in total advisory and brokerage assets.
(3)Advisory assets consists of total advisory assets under custody at our broker-dealer subsidiary, LPL Financial LLC (“LPL Financial”). Please consult the “Results of Operations” section for a tabular presentation of advisory assets.
(4)Brokerage assets consists of brokerage assets serviced by advisors licensed with LPL Financial.
(5)Net new advisory assets consists of total client deposits into custodied advisory accounts less total client withdrawals from custodied advisory accounts, plus dividends, plus interest, minus advisory fees. We consider conversions from and to brokerage accounts as deposits and withdrawals, respectively. Figures for net new advisory assets reported prior to April 2020 did not include dividends and interest or subtract advisory fees. The figure previously reported for the year ended December 31, 2019 was an inflow of $30.0 billion.
(6)Net new brokerage assets consists of total client deposits into brokerage accounts less total client withdrawals from brokerage accounts, plus dividends, plus interest. We consider conversions from and to advisory accounts as deposits and withdrawals, respectively. Figures for net new brokerage assets reported prior to April 2020 did not include dividends and interest. The figure previously reported the year ended December 31, 2019 was an outflow of $3.4 billion.
(7)Consists of net new assets excluding the acquisitions of Lucia Securities, LLC and E.K. Riley Investments, LLC. Acquired assets include $2.5 billion of net new assets related to E.K. Riley Investments, LLC in November 2020, $1.5 billion of net new assets from Lucia Securities, LLC in October 2020 and $2.8 billion of net new assets from Allen & Company in August 2019.
(8)Calculated as annualized current period organic net new assets divided by preceding period total advisory and brokerage assets.
(9)Represents the amount of securities purchased less the amount of securities sold in client accounts custodied with LPL Financial. Reported activity does not include any other cash activity, such as deposits, withdrawals, dividends received or fees paid.
(10)Calculated based on the end-of-period total advisory and brokerage assets divided by end-of-period advisor count.
(11)Percentage of capital returned to shareholders is calculated as the ratio of total shareholder capital returns per diluted share count to EPS prior to amortization of intangible assets. EPS prior to amortization of assets is a non-GAAP financial measure. For a reconciliation of EPS prior to amortization of intangible assets to the Company’s GAAP EPS for the periods presented, see footnote 13.
(12)A financial covenant from our credit agreement calculated as consolidated total debt to consolidated EBITDA. Please consult the “Debt and Related Covenants” section for more information.
(13)EPS prior to amortization of intangible assets is a non-GAAP financial measure defined as GAAP EPS plus the per share impact of amortization of intangible assets. The per share impact is calculated as amortization of intangible assets expense, net of applicable tax benefit, divided by the number of shares outstanding for the applicable period. The Company presents EPS prior to amortization of intangible assets because management believes that the metric can assist investors in comparing our performance to that of other companies on a consistent basis without regard to certain items which do not directly affect our ongoing operating performance. EPS prior to amortization of intangible assets is not a measure of the Company's financial performance under GAAP and should not be considered as an alternative to GAAP EPS or any other performance measure derived in accordance with GAAP. Below is a reconciliation of EPS prior to amortization of intangible assets to the Company’s GAAP EPS for the periods presented:

	Years Ended December 31,
EPS Reconciliation (in millions, except per share data)	2020	2019
GAAP EPS	$5.86	$6.62
Amortization of intangible assets	$67.4	$65.3
Tax benefit	$(18.9)	$(18.3)
Amortization of intangible assets, net of tax benefit	$48.5	$47.0
Diluted share count	80.7	84.6
EPS impact	$0.60	$0.56
EPS prior to amortization of intangible assets	$6.46	$7.17

(14)Set forth below is a calculation of gross profit, calculated as total net revenues less advisory and commission expenses and brokerage, clearing and exchange fees. All other expense categories, including depreciation and amortization of fixed assets and amortization of intangible assets, are considered by management to be general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP financial measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can provide investors with useful insight into our core operating performance before indirect costs that are general and administrative in nature.

	Years Ended December 31,
Gross Profit (in millions)	2020	2019
Total net revenues	$5,871.6	$5,624.9
Advisory and commission expense	3,697.1	3,388.2
Brokerage, clearing and exchange fees	71.2	64.4
Gross Profit(†)	$2,103.3	$2,172.2
____________________
(†)    Totals may not foot due to rounding.
(15)EBITDA is a non-GAAP financial measure defined as net income plus interest and other expense, income tax expense, depreciation and amortization, and amortization of intangible assets. The Company presents EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA is not a measure of the Company's financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of profitability or liquidity. In addition, the Company’s EBITDA can differ significantly from EBITDA calculated by other companies, depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, and capital investments. Below is a reconciliation of EBITDA to net income for the periods presented:

	Years Ended December 31,
EBITDA Reconciliation (in millions)	2020	2019
Net income	$472.6	$559.9
Non-operating interest expense and other	105.8	130.0
Provision for income taxes	153.4	182.0
Depreciation and amortization	109.7	95.8
Amortization of intangible assets	67.4	65.3
Loss on extinguishment of debt	—	3.2
EBITDA	$908.9	$1,036.1
(16)Core G&A is a non-GAAP financial measure. Core G&A consists of total operating expenses, excluding the following expenses: advisory and commission, regulatory charges, promotional, employee share-based compensation, depreciation and amortization, amortization of intangible assets, and brokerage, clearing and exchange. Management presents Core G&A because it believes Core G&A reflects the corporate operating expense categories over which management can generally exercise a measure of control, compared with expense items over which management either cannot exercise control, such as advisory and commission expenses, or which management views as promotional expense necessary to support advisor growth and retention, including conferences and transition assistance. Core G&A is not a measure of the Company’s total operating expenses as calculated in accordance with GAAP. Below is a reconciliation of Core G&A against the Company’s total operating expenses for the periods presented:

	Years Ended December 31,
Operating Expense Reconciliation (in millions)	2020	2019
Core G&A	$925.1	$868.4
Regulatory charges	29.4	32.3
Promotional	208.3	205.5
Employee share-based compensation	31.6	29.9
Total G&A	1,194.4	1,136.1
Advisory and commission	3,697.1	3,388.2
Depreciation and amortization	109.7	95.8
Amortization of intangible assets	67.4	65.3
Brokerage, clearing and exchange	71.2	64.4
Total operating expenses	$5,139.8	$4,749.9

Legal and Regulatory Matters
As a regulated entity, we are subject to regulatory oversight and inquiries related to, among other items, our compliance and supervisory systems and procedures and other controls, as well as our disclosures, supervision and reporting. We review these items in the ordinary course of business in our effort to adhere to legal and regulatory requirements applicable to our operations. Nevertheless, additional regulation and enhanced regulatory enforcement has resulted, and may result in the future, in additional operational and compliance costs, as well as increased costs in the form of penalties and fines, investigatory and settlement costs, customer restitution and remediation related to regulatory matters. For additional information, see the “Risks Related to Our Regulatory Environment” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors”. In the ordinary course of business, we periodically identify or become aware of purported inadequacies, deficiencies and other issues. It is our policy to evaluate these matters for potential legal or regulatory violations, and other potential compliance issues. It is also our policy to self-report known violations and issues as required by applicable law and regulation. When deemed probable that matters may result in financial losses, we accrue for those losses based on an estimate of possible fines, customer restitution and losses related to the repurchase of sold securities and other losses, as applicable. Certain regulatory and other legal claims and losses may be covered through our wholly-owned captive insurance subsidiary, which is chartered with the insurance commissioner in the state of Tennessee. For more information, see Note 2 - Summary of Significant Accounting Policies - “Commitments and Contingencies,” within the notes to the consolidated financial statements.
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
Our accruals, including those established through our captive insurance subsidiary at December 31, 2020, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable. For example, on May 1, 2018, we agreed to a settlement structure with the North American Securities Administrators Association that related to our historical compliance with certain state “blue sky” laws and resulted in aggregate fines of $26.4 million, the majority of which were covered by our captive insurance subsidiary loss reserves. As part of the settlement structure, we engaged independent third party consultants to conduct a historical review of securities transactions and an operational review of our systems for complying with blue sky securities registration requirements. We also agreed to offer customers remediation in the form of reimbursement for any actual losses, plus interest, and these costs were not material.
The outcome of regulatory or legal proceedings could result in legal liability, regulatory fines or monetary penalties in excess of our accruals and insurance, which could have a material adverse effect on our business, results of operations, cash flows or financial condition. For more information on management’s loss contingency policies, see Note 14 - Commitments and Contingencies, within the notes to the consolidated financial statements.
In June 2018, the U.S. Court of Appeals for the Fifth Circuit invalidated regulations previously enacted by the U.S. Department of Labor (“DOL”) that expanded the definition of “fiduciary” and would have resulted in significant new prohibited transaction exemption requirements for our servicing of certain retirement plan accounts subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and individual retirement accounts (“IRAs”). In December 2020, the DOL finalized a new investment advice fiduciary prohibited transaction exemption with regard to such accounts that became effective on February 16, 2021. Because ERISA plans and IRAs comprise a significant portion of our business and we continue to expect that compliance with current and future laws and regulations with respect to retail retirement savings and reliance on prohibited transaction exemptions under such laws and regulations will require increased legal, compliance, information technology and other costs and could lead to a greater risk of class action lawsuits and other litigation.
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

Acquisitions, Integrations and Divestitures
We continuously assess the competitive landscape in connection with our capital allocation framework as we pursue acquisitions, integrations and divestitures. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. Our recent acquisitions are as follows:
•Waddell & Reed Financial, Inc. (“Waddell & Reed”) - In December 2020, we entered into an agreement with Macquarie Management Holdings, Inc. (“Macquarie”) to acquire the wealth management business of Waddell & Reed upon completion of Macquarie’s acquisition of all of the issued and outstanding common shares of Waddell & Reed. The transaction is expected to close in the middle of 2021, subject to satisfaction of closing conditions.
•Blaze Portfolio Systems LLC (“Blaze”) - In October 2020, we acquired Blaze, a technology company that provides an advisor-facing trading and portfolio rebalancing platform.
•E.K. Riley Investments, LLC (“E.K. Riley”) - In August 2020, we acquired business relationships with advisors from E.K. Riley, a broker-dealer and registered investment adviser (“RIA”).
•Lucia Securities, LLC (“Lucia”) - In August 2020, we acquired business relationships with advisors from Lucia, a broker-dealer and RIA firm.
•Allen & Company of Florida, LLC (“Allen & Company”) - In August 2019, we acquired Allen & Company, an RIA. Allen & Company advisors and staff became employees of the Company.
•AdvisoryWorld - In December 2018, we acquired AdvisoryWorld, a technology company that provides proposal generation, investment analytics and portfolio modeling capabilities in the wealth management industry.
See Note 4 - Acquisitions, within the notes to the consolidated financial statements for further detail.
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the U.S. financial markets. Global economic conditions in the fourth quarter of 2020 continued to be dominated by the COVID-19 pandemic and the economic impact of containment efforts. Significant mitigation efforts through supportive central bank policy (monetary stimulus) and government spending (fiscal stimulus) have helped the global and U.S. economies take meaningful steps toward recovery, but the results have been uneven and uncertainty remains elevated in the near term. The fall / winter surge in cases slowed fourth quarter growth after a strong rebound in the U.S. economy in the third quarter, but the start of vaccine distribution increases the prospects of a more durable recovery emerging by the middle of 2021.
According to the most recent estimate by the U.S. Bureau of Economic Analysis, the U.S. economy contracted an annualized 31.4% in the second quarter of 2020, extending the recession that began in the first quarter, but then rebounded strongly, growing at an annualized 33.4% in the third quarter of 2020. Data received during the fourth quarter of 2020 suggests that the U.S. economy continued to expand, but at a much slower rate. Despite growth slowing, there are continued signs of progress. The unemployment rate, which had spiked to 14.8% in April 2020, has declined steadily to 6.7% in December 2020. Consumer spending on goods has rebounded sharply, although spending on the services industries most impacted by COVID-19 remains depressed. Business investment has continued to rebound and industrial production has strengthened but remains below pre-pandemic levels. The Federal Reserve’s (“Fed”) most recent median gross domestic product projections, released following its December 15-16, 2020 policy meeting, saw the economy contracting 2.4% for all of 2020, a meaningful improvement from its September projection of a 3.7% contraction, followed by 4.2% growth in 2021.
Equity markets posted solid gains in the fourth quarter. The S&P 500 Index returned 12.2% for the quarter, bringing the full-year return to 18.4%. Small cap stocks had a particularly strong quarter, as the Russell 2000 Index returned 31.4%. Non-U.S. stocks outperformed their U.S. counterparts in the fourth quarter, led by emerging markets’ 19.8% return compared to 16.1% for developed international equities, based on the MSCI EM and MSCI EAFE Indexes. The Bloomberg Barclays U.S. Aggregate Bond Index returned 0.7% during the quarter, with rising interest rates weighing on returns but narrowing credit spreads helping corporate bonds. The 10-year Treasury yield rose 0.24% over the fourth quarter, to end the quarter at 0.93%. Nevertheless, 2020 was a solid year for bonds overall, with the U.S. Aggregate Bond Index climbing 7.5%. More economically sensitive bonds were rewarded in the fourth quarter, with the Bloomberg Barclays U.S. High Yield Index climbing 6.5%.

Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the fourth quarter, Fed policymakers maintained the target range for the federal funds rate at 0.0 to 0.25%. According to projection materials released following the conclusion of the December 15-16, 2020 policy meeting, the median expectation among meeting participants was that the Fed will not begin raising rates until after 2023, although one participant projected the Fed raising rates as early as 2022 and several in 2023. The Fed also enhanced guidance on how long it would continue its bond purchase program at current levels, highlighting the need for “substantial further progress” toward inflation and unemployment goals. The updated language signaled extended potential support for the economy.
Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” for more information about the risks associated with significant interest rate changes, and the potential related effects on our profitability and financial condition.

Results of Operations
A discussion of changes in our results of operations during the year ended December 31, 2019 compared to the year ended December 31, 2018 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 21, 2020.
The following discussion presents an analysis of our results of operations for the years ended December 31, 2020 and 2019.

	Years Ended December 31,
(Dollars in thousands)	2020	2019	% Change
REVENUES
Advisory	$2,327,519	$1,982,869	17.4%
Commission	1,906,560	1,892,407	0.7%
Asset-based	1,044,517	1,165,979	(10.4)%
Transaction and fee	506,071	480,328	5.4%
Interest income, net of interest expense	29,412	46,508	(36.8)%
Other	57,561	56,765	(1.4)%
Total net revenues	5,871,640	5,624,856	4.4%
EXPENSES
Advisory and commission	3,697,147	3,388,186	9.1%
Compensation and benefits	609,257	556,128	9.6%
Promotional	208,250	205,537	1.3%
Depreciation and amortization	109,732	95,779	14.6%
Amortization of intangible assets	67,358	65,334	3.1%
Occupancy and equipment	166,389	136,163	22.2%
Professional services	57,067	73,887	(22.8)%
Brokerage, clearing and exchange	71,185	64,445	10.5%
Communications and data processing	52,399	49,859	5.1%
Other	101,018	114,546	(11.8)%
Total operating expenses	5,139,802	4,749,864	8.2%
Non-operating interest expense and other	105,765	130,001	(18.6)%
Loss on extinguishment of debt	—	3,156	100.0%
INCOME BEFORE PROVISION FOR INCOME TAXES	626,073	741,835	(15.6)%
PROVISION FOR INCOME TAXES	153,433	181,955	(15.7)%
NET INCOME	$472,640	$559,880	(15.6)%

Revenues
Advisory
Advisory revenues primarily represent fees charged to clients of our advisors for the use of our corporate RIA advisory platform, and are based on the value of their advisory assets. Advisory fees are billed to clients in advance, on a quarterly basis, and are recognized as revenue ratably during the quarter. The majority of our client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three-month period. Advisory revenues collected on our corporate advisory platform are proposed by the advisor and agreed to by the client and averaged 1.0% of the underlying assets for the year ended December 31, 2020.
We also support separate investment adviser firms (“Hybrid RIAs”), through our hybrid advisory platform, which allows advisors to engage us for technology, clearing and custody services, as well as access to the capabilities of our investment platforms. The assets held under a Hybrid RIA’s investment advisory accounts custodied with LPL Financial are included in total advisory assets and net new advisory assets. The advisory revenue generated by a Hybrid RIA is not included in our advisory revenues. We charge separate fees to Hybrid RIAs for technology, clearing, administrative, oversight and custody services, which are included in our transaction and fee revenues in our consolidated statements of income. The administrative fees collected on our hybrid advisory platform vary and can reach a maximum of 0.2% of the underlying assets as of December 31, 2020.
The following table summarizes the composition of advisory assets for the periods presented (dollars in billions):

	December 31,
	2020	2019	$ Change	% Change
Corporate platform advisory assets	$291.9	$228.3	$63.6	27.9%
Hybrid platform advisory assets	169.3	137.5	31.8	23.1%
Total advisory assets	$461.2	$365.8	$95.4	26.1%
Net new advisory assets in a particular quarter drive advisory revenues in future quarters, due to billing quarterly in advance. Therefore, the full impact of net new advisory assets to advisory revenues is not realized in the same period. The following table summarizes activity in advisory assets for the periods presented (in billions):

	Years Ended December 31,
	2020	2019
Beginning balance at January 1	$365.8	$282.0
Net new advisory assets(1)	52.1	34.3
Market impact(2)	43.3	49.5
Ending balance at December 31	$461.2	$365.8
____________________
(1)Net new advisory assets consists of total client deposits into custodied advisory accounts less total client withdrawals from custodied advisory accounts, plus dividends, plus interest, minus advisory fees. We consider conversions from and to brokerage accounts as deposits and withdrawals, respectively. Previously reported figures for net new advisory assets did not include dividends and interest or subtract advisory fees. The figure previously reported for the year ended December 31, 2019 was an inflow of $30.0 billion.
(2)Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, representing the implied growth or decline in asset balances due to market changes over the same period of time.
The growth in advisory revenues from 2019 to 2020 was due to net new advisory assets resulting from the acquisitions and our recruiting efforts and strong advisor productivity, as well as market gains as represented by higher levels of the S&P 500 Index.
Commission
We generate two types of commission revenues: sales-based commissions and trailing commissions. Sales-based commission revenues, which occur when clients trade securities or purchase various types of investment products, primarily represent gross commissions generated by our advisors. The levels of sales-based commission revenues can vary from period to period based on the overall economic environment, number of trading days in the reporting period and investment activity of our advisors’ clients. Trailing commission revenues, which are paid over time, are recurring in nature and are earned based on the market value of investment holdings in trail-eligible assets. We earn trailing commission revenues primarily on mutual funds and variable annuities held by clients of our advisors. See Note 3 - Revenues, within the notes to the consolidated financial statements for further detail regarding our commission revenues by product category.
The following table sets forth our commission revenues included in our consolidated statements of income (dollars in thousands):

	Years Ended December 31,
	2020	2019	$ Change	% Change
Sales-based	$770,764	$782,852	$(12,088)	(1.5)%
Trailing	1,135,796	1,109,555	26,241	2.4%
Total commission revenues	$1,906,560	$1,892,407	$14,153	0.7%
The decrease in sales-based commission revenues in 2020 compared to 2019 was primarily driven by the low interest rate environment impacted by the COVID-19 pandemic, which led to a decrease in sales of annuities, partially offset by an increase in sales of equities.
The increase in trailing commission revenues in 2020 compared to 2019 was primarily due to the increase in value of annuities as a result of the market increases during the second half of the year, partially offset by the decline in value of other trail eligible assets as a result of the market downturn during the first quarter of 2020.
The following table summarizes activity in brokerage assets for the periods presented (in billions):

	Years Ended December 31,
	2020	2019
Beginning balance at January 1	$398.6	$346.0
Net new brokerage assets(1)	8.1	2.0
Market impact(2)	35.2	50.6
Ending balance at December 31	$441.9	$398.6
____________________
(1)Net new brokerage assets consists of total client deposits into brokerage accounts less total client withdrawals from brokerage accounts, plus dividends, plus interest. We consider conversions from and to advisory accounts as deposits and withdrawals, respectively. Previously reported figures for net new brokerage assets did not include dividends and interest or subtract advisory fees. The figure previously reported for the year ended December 31, 2019 was an outflow of $3.4 billion.
(2)Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, representing the implied growth or decline in asset balances due to market changes over the same period of time.
We are uncertain, as of the date of this Annual Report on Form 10-K, of the effect of the COVID-19 pandemic on our future commission revenues. We cannot predict how the ongoing COVID-19 pandemic and foreign and domestic responses to it will impact our future sales-based or trailing commission revenues. While domestic equity markets have started to recover, COVID-19 cases remain widespread in the United States and many other parts of the world, and significant market disruptions and volatility remain possible.
Asset-Based
Asset-based revenues consist of fees from omnibus processing and networking services (collectively referred to as “recordkeeping”), our sponsorship programs with financial product manufacturers and fees from our client cash programs. Omnibus processing revenues are paid to us by mutual fund product sponsors and are based on the value of custodied assets in advisory accounts and the number of brokerage accounts in which the related mutual fund positions are held. Networking revenues on brokerage assets are correlated to the number of positions we administer and are paid to us by mutual fund and annuity product manufacturers. We receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales education and training efforts. Client cash-based revenues are generated on advisors’ clients’ cash balances in insured bank sweep accounts and money market programs. Pursuant to contractual arrangements, we receive fees based on account type and invested balances for administration and recordkeeping.
Asset-based revenues for the year ended December 31, 2020 decreased by $121.5 million compared to 2019, primarily due to decreased revenues from our client cash programs, partially offset by an increase in recordkeeping revenues and sponsorship programs.

Revenues for our recordkeeping and sponsorship programs for the year ended December 31, 2020, which are largely based on the market value of the underlying assets, increased compared to 2019 due to the impact of market appreciation on the value of the underlying assets.
Client cash revenues for the year ended December 31, 2020 decreased compared to 2019 due to the impact of a lower federal funds effective rate, partially offset by higher average client cash balances. For the year ended December 31, 2020, our average client cash balances increased to $44.7 billion compared to $31.0 billion for the year ended December 31, 2019.
Transaction and Fee
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
Transaction and fee revenues for the year ended December 31, 2020 increased by $25.7 million compared to 2019, primarily due to increased transaction volume in response to the market volatility caused by the COVID-19 pandemic, partially offset by a decrease in conference service revenues as a result of advisor-related conferences being cancelled or held in a virtual format in 2020 in response to the COVID-19 pandemic.
Interest Income, Net of Interest Expense
We earn interest income from client margin loans and cash equivalents, net of interest expense. Period-over-period variances correspond to changes in the average balances of margin loans and cash equivalents as well as changes in interest rates. Interest income, net of interest expense for the year ended December 31, 2020 decreased by $17.1 million compared to 2019, primarily due to lower average interest rates.
Other
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
Other revenues for the year ended December 31, 2020 increased by $0.8 million compared to 2019, primarily due to realized and unrealized gains on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan, partially offset by decreases in dividend income on assets held in our advisor non-qualified deferred compensation plan.
Expenses
Advisory and Commission
Advisory and commission expenses consist of the following: base payout amounts that are earned by and paid out to advisors and institutions based on advisory and commission revenues earned on each client’s account; production based bonuses earned by advisors and institutions based on the levels of advisory and commission revenues they produce; the recognition of share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at grant date; and the deferred advisory and commissions fee expenses associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to our advisors.

The following table shows the components of our payout ratio, which is a statistical or operating measure:

	Years Ended December 31,
	2020	2019	Change
Base payout rate(1)	82.22%	83.05%	(83)	bps
Production based bonuses	3.90%	3.22%	68	bps
Total payout ratio(2)	86.12%	86.27%	(15)	bps
____________________

(1)Our base payout rate is calculated as advisory and commission expenses less production based bonuses and mark-to-market gains or losses on the non-qualified deferred compensation plan, divided by advisory and commission revenues.
(2)Totals may not foot due to rounding.
Our total payout ratio decreased slightly for the year ended December 31, 2020 compared to 2019, primarily due to a decrease in base payout rate, which was driven by increases in the sale of equities and a shift from brokerage to advisory business, each of which results in lower payouts, partially offset by an increase in production based bonuses, which was driven by broader price reductions on our corporate advisory platform.
Compensation and Benefits
Compensation and benefits include salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary employees and contractors. The following table sets forth our average number of employees for the year ended December 31, 2020 as compared to 2019.

	Years Ended December 31,
	2020	2019	% Change
Average number of employees	4,560	4,327	5.4%
Compensation and benefits for the year ended December 31, 2020 increased by $53.1 million compared to 2019, primarily due to an increase in salary and employee benefit expenses resulting from an increase in headcount.
Promotional
Promotional expenses include business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events and other costs that support advisor business growth. For the year ended December 31, 2020 promotional expenses increased by $2.7 million compared to 2019, primarily due to an increase in costs associated with advisor loans, which are driven by larger recruitment and retention, partially offset by a decrease in advisor conference expenses due to conferences being cancelled or held in a virtual format in 2020 in response to the COVID-19 pandemic.
Depreciation and Amortization
Depreciation and amortization relates to the use of fixed assets, which include internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization for the year ended December 31, 2020 increased by $14.0 million compared to 2019, primarily due to an increase in internally developed software.
Amortization of Intangible Assets
Amortization of intangible assets relates to intangible assets established through our acquisitions. Amortization of intangible assets for the year ended December 31, 2020 remained relatively flat compared to 2019.
Occupancy and Equipment
Occupancy and equipment expenses include the costs of leasing and maintaining our office spaces, software licensing and maintenance costs and maintenance expenses on computer hardware and other equipment. For the year ended December 31, 2020 occupancy and equipment expenses increased by $30.2 million compared to 2019, primarily due to an increase in costs related to software licensing fees in support of our service and technology investments.

Professional Services
Professional services expenses include costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing and general corporate matters, as well as non-capitalized costs related to service and technology enhancements. Professional services expenses for the year ended December 31, 2020 decreased by $16.8 million compared to 2019, primarily due to the Company temporarily bringing certain services in-house as a result of the COVID-19 pandemic.
Brokerage, Clearing and Exchange Fees
Brokerage, clearing and exchange fees include expenses originating from trading or clearing operations as well as any exchange membership fees. These fees fluctuate largely in line with the volume of sales and trading activity. Brokerage, clearing and exchange fees increased by $6.7 million for the year ended December 31, 2020 compared to 2019, primarily due to an increase in the volume of sales and trading activity.
Communications and Data Processing
Communications and data processing expenses consist primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges and markets as well as customer statement processing and postage costs. Communications and data processing expenses remained relatively flat for the year ended December 31, 2020 compared to 2019.
Other
Other expenses include the costs of the investigation, settlement and resolution of regulatory matters (including customer restitution and remediation), licensing fees, insurance, broker-dealer regulator fees, travel-related expenses and other miscellaneous expenses. Other expenses will depend in part on the size and timing of resolving regulatory matters and the availability of self-insurance coverage, which depends in part on the amount and timing of resolving historical claims. There are particular uncertainties and complexities involved when assessing the potential costs and timing of regulatory matters, including the adequacy of loss reserves for potential liabilities that are self-insured by our captive insurance subsidiary. Other expenses for the year ended December 31, 2020 decreased by $13.5 million compared to 2019, primarily due to a decrease in travel expenses as a result of the COVID-19 pandemic and lower costs associated with the investigation of regulatory matters.
Non-Operating Interest Expense and Other
Non-operating interest expense and other represents expenses from our senior secured credit facilities, senior unsecured notes, finance leases and other non-operating expenses. Non-operating interest expense and other for the year ended December 31, 2020 decreased by $24.2 million compared to 2019, primarily due to a lower outstanding principal balance and a lower interest rate on our senior secured term loan, partially offset by the issuance of additional senior unsecured notes in 2019.
Loss on Extinguishment of Debt
On November 12, 2019, we closed a refinancing transaction and accelerated the recognition of $3.2 million of unamortized debt issuance costs as a loss on extinguishment of debt. There were no refinancing transactions during the year ended 2020.
Provision for Income Taxes
Our effective income tax rate remained consistent at 24.5% for the year ended December 31, 2020 and 2019.
COVID-19 Impact
On March 11, 2020, the World Health Organization designated the spread of the COVID-19 as a pandemic. As of the date of this Annual Report on Form 10-K, the COVID-19 pandemic has had a significant impact on global financial markets, and we continue to monitor its effects on the overall economy and our operations. We are not yet able to determine the full impact of the pandemic; however, should it continue, there could be a material and adverse financial impact to our results of operations. Please consult the “Risks Related to our Business and Industry” section within Part I, “Item 1A. Risk Factors” for more information about the risks associated with the COVID-19 pandemic.

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
A summary of changes in cash flow data is provided as follows (in thousands):

	Years Ended December 31,
	2020	2019
Net cash flows provided by (used in):
Operating activities	$789,941	$623,871
Investing activities	(187,499)	(180,987)
Financing activities	(275,186)	(533,225)
Net increase (decrease) in cash, cash equivalents and restricted cash	327,256	(90,341)
Cash, cash equivalents and restricted cash — beginning of year	1,471,778	1,562,119
Cash, cash equivalents and restricted cash — end of year	$1,799,034	$1,471,778
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing.
Net cash flows provided by operating activities includes net income and adjustments for non-cash expenses; changes in operating assets and liabilities, including balances related to the settlement and funding of client transactions; receivables from product sponsors; and accrued advisory and commission expenses due to our advisors. In addition to net income, operating assets and liabilities that arise from the settlement and funding of transactions by our advisors’ clients are the principal cause of changes to our net cash from operating activities and can fluctuate significantly from day to day and period to period depending on overall trends and clients’ behaviors.
The increase in cash flows provided by operating activities for 2020 compared to 2019 was primarily due to increases in inflows to receivables from and payables to clients, partially offset by a decrease in net income.
The increase in cash flows used in investing activities for 2020 compared to 2019 was primarily attributable to increases in acquisition costs and purchases of held-to-maturity securities.
The decrease in cash flows used in financing activities for 2020 compared to 2019 was primarily attributable to the suspension of repurchases of our common stock, partially offset by repayments of our revolving line of credit.
We actively monitor changes to our liquidity needs caused by general business volumes and price volatility, including higher margin requirements of clearing corporations and exchanges, and stress scenarios involving a sustained market downturn and the persistence of current interest rates, which include the impacts of the COVID-19 pandemic. We believe that based on current levels of operations and anticipated growth, our cash flow from operations, together with other available sources of funds, which include six uncommitted lines of credit, the revolving credit facility established through our senior secured credit agreement (the “Credit Agreement”) and the committed revolving credit facility of LPL Financial, will provide us with adequate liquidity to satisfy our working capital needs, the payment of all of our obligations and the funding of anticipated capital expenditures for the foreseeable future.

The following table presents our external lines of credit at December 31, 2020 (dollars in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	November 2024	$—	$750
Broker-dealer revolving credit facility	LPL Financial LLC	July 2024	$—	$300
Secured, uncommitted lines of credit	LPL Financial LLC	March 2022	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2021	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2021	$—	$50
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
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
We have certain capital adequacy requirements related to our registered broker-dealer subsidiary and bank trust subsidiary. As of December 31, 2020, we were in compliance with all such requirements.
Share Repurchases
We engage in share repurchase programs, which are approved by our board of directors (the “Board of Directors”), pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. We suspended share repurchases in early 2020 in light of the business and financial uncertainties created by the COVID-19 pandemic. The resumption, timing and amount of future share repurchases, if any, will be determined at our discretion within the constraints of our Credit Agreement, the indentures governing our senior unsecured notes (the “Indentures”) and consideration of our general liquidity needs. See Note 15 - Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our share repurchases.
Dividends
The payment, timing and amount of any dividends are subject to approval by the Board of Directors as well as certain limits under our Credit Agreement and the Indentures. See Note 15 - Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our dividends.
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
LPL Financial is subject to the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from client transactions. At December 31, 2020, LPL Financial had net capital of $119.0 million with a minimum net capital requirement of $11.1 million.
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
Debt and Related Covenants
The Credit Agreement and the Indentures contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:
•incur additional indebtedness or issue disqualified stock or preferred stock;
•declare dividends, or other distributions to stockholders;
•repurchase equity interests;
•redeem indebtedness that is subordinated in right of payment to certain debt instruments;
•make investments or acquisitions;
•create liens;
•sell assets;
•guarantee indebtedness;
•engage in certain transactions with affiliates;
•enter into agreements that restrict dividends or other payments from subsidiaries; and
•consolidate, merge or transfer all or substantially all of our assets.
Our Credit Agreement and the Indentures allow us to pay dividends and distributions or repurchase our capital stock only when certain conditions are met. In addition, our revolving credit facility requires us to be in compliance with certain financial covenants as of the last day of each fiscal quarter. The financial covenants require the calculation of Credit Agreement EBITDA, as defined in, and calculated by management in accordance with, the Credit Agreement. The Credit Agreement defines Credit Agreement EBITDA as “Consolidated EBITDA,” which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense, tax expense, depreciation and amortization, and further adjusted to exclude certain non-cash charges and other adjustments (including unusual or non-recurring charges) and gains, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions.
As of December 31, 2020, we were in compliance with both financial covenants, a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage”. The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	December 31, 2020
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	5.0	2.16
Interest Coverage (Minimum)	3.0	9.81

See Note 11 - Long-term and Other Borrowings, within the notes to the consolidated financial statements for further detail regarding the Credit Agreement and the Indentures.
Off-Balance Sheet Arrangements
We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include Company commitments to extend credit. For information on these arrangements, see Note 14 - Commitments and Contingencies and Note 21 - Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk, within the notes to the consolidated financial statements.
Contractual Obligations
The following table provides information with respect to our commitments and obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Operating leases(1)	$185,905	$22,025	$44,799	$43,748	$75,333
Finance leases(2)	269,480	9,735	17,379	17,606	224,760
Purchase obligations(3)	105,528	47,187	44,755	13,258	328
Long-term borrowings(4)	2,359,300	10,700	21,400	921,400	1,405,800
Interest payments(5)	502,855	90,279	179,950	179,137	53,489
Commitment and other fees(6)	11,397	3,002	6,005	2,390	—
Total contractual cash obligations	$3,434,465	$182,928	$314,288	$1,177,539	$1,759,710

____________________
(1)Represents future payments under operating leases. See Note 12 - Leases, within the notes to the consolidated financial statements for further detail.
(2)Represents future payments under finance leases. See Note 12 - Leases, within the notes to the consolidated financial statements for further detail.
(3)Includes future minimum payments under service, development and agency contracts, and other contractual obligations. See Note 14 - Commitments and Contingencies, within the notes to the consolidated financial statements for further detail on obligations under noncancelable service contracts.
(4)Represents principal payments under our Credit Agreement. See Note 11 - Long-term and Other Borrowings, within the notes to the consolidated financial statements for further detail.
(5)Represents interest payments under our Credit Agreement, which include a variable interest payment for our senior secured credit facilities and a fixed interest payment for senior unsecured notes. Variable interest payments assume the applicable interest rates at December 31, 2020 remain unchanged. See Note 11 - Long-term and Other Borrowings, within the notes to the consolidated financial statements for further detail.
(6)Represents commitment fees for unused borrowings on the revolving credit facility under our Credit Agreement. See Note 11 - Long-term and Other Borrowings, within the notes to the consolidated financial statements for further detail.
As of December 31, 2020, we have a liability for unrecognized tax benefits of $54.4 million, which we have included in income taxes payable in the consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.
Fair Value of Financial Instruments
We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures. See Note 5 - Fair Value Measurements, within the notes to the consolidated financial statements for a detailed discussion regarding our fair value measurements.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that of our critical accounting policies, the following are noteworthy because they require management to make estimates regarding matters that are uncertain and susceptible to change where such change may result in a material adverse impact on our financial position and reported financial results.
Revenue Recognition
Revenues are recognized when control of the promised service is transferred to customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those services. Management exercises judgment to estimate revenue accruals. In particular, our trailing commission revenues, included in commission revenues on the consolidated statements of income, are generally received in arrears and therefore require our management to estimate accrued amounts based on revenues received in prior periods, market performance and payment frequency of each product type or sponsor. See Note 2 - Summary of Significant Accounting Policies and Note 3 - Revenues, within the notes to the consolidated financial statements for more details on our policies and disclosures related to revenues.
Commitments and Contingencies
Liabilities related to loss contingencies, are recognized when we believe it is probable a liability has occurred and the amount can be reasonably estimated by management. We have established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated.
We also accrue for losses at our captive insurance subsidiary for those matters covered by self-insurance. Our captive insurance subsidiary records losses and loss reserve liabilities based on actuarially determined estimates of losses incurred, as well as specific reserves for proceedings and matters that are probable and estimable. Assessing the probability of a loss occurring and the timing and amount of any loss related to a legal proceeding or regulatory matter is inherently difficult and requires management to make significant judgments. For additional information, see Note 2 - Summary of Significant Accounting Policies and Note 14 - Commitments and Contingencies - “Legal & Regulatory Matters,” within the notes to the consolidated financial statements.
Valuation of Goodwill and Other Intangible Assets
Goodwill is recognized as a result of business combinations and is measured as the excess of the purchase price over the fair value of the net assets acquired. The valuation of goodwill and other intangible assets requires management to apply judgment and assumptions when estimating future earnings and performance. Management also applies judgment when testing for impairment of goodwill and other indefinite-lived intangible assets, including estimating fair values. Goodwill and other indefinite-lived intangible assets are tested annually for impairment in the fourth fiscal quarter and between annual tests if certain events occur indicating that the carrying amounts may be impaired.
Intangible assets that are deemed to have definite lives are amortized over their useful lives, or the estimated period the intangible asset will provide economic benefit. Definite-lived intangible assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount may not be recoverable. For additional information on our policies and disclosures related to goodwill and other intangible assets, see Note 2 - Summary of Significant Accounting Policies and Note 9 - Goodwill and Other Intangible Assets, within the notes to the consolidated financial statements.
Income Taxes
In preparing the consolidated financial statements, we estimate income tax expense based on various jurisdictions where we conduct business. This requires management to estimate current tax obligations and to assess temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. These temporary differences result in deferred tax assets and liabilities, which we must then assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established to the extent that it is more likely than not that such deferred tax assets will not be realized. Changes in the estimate of tax assets and liabilities occur periodically due to changes in the tax rates, changes in the business operations, implementation of tax planning strategies, resolution with taxing authorities of issues where we had previously taken certain tax positions and newly enacted statutory, judicial and regulatory guidance. For more information on our policies and disclosures related to taxes, see Note 2 - Summary of Significant Accounting Policies and Note 13 - Income Taxes, within the notes to the consolidated financial statements.

Recently Issued Accounting Pronouncements
Refer to Note 2 - Summary of Significant Accounting Policies, within the notes to the consolidated financial statements for a discussion of recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to us.

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
As of December 31, 2020, the fair value of our trading securities owned was $29.3 million, and securities sold, but not yet purchased were immaterial. The fair value of securities included within other assets was $380.2 million as of December 31, 2020. See Note 5 - Fair Value Measurements, within the notes to the consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased and other assets associated with our client facilitation activities. See Note 6 - Held-to-Maturity Securities, within the notes to the consolidated financial statements for information regarding the fair value of securities held to maturity.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of December 31, 2020, $1.1 billion of our outstanding debt under our Credit Agreement was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are generally subject to the same, but off-setting, interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at December 31, 2020	Annual Impact of an Interest Rate (†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facility		Points	Points	Points	Points
Term Loan B	$1,059,300	$1,055	$2,638	$5,276	$10,553
____________________
(†)Our interest rate for Term Loan B is locked in for one, two, three, six or twelve months as allowed under the Credit Agreement. At the end of the selected periods the rates will be locked in at the then current rate. The effect of these interest rate locks are not included in the table above.
See Note 11 - Long-term and Other Borrowings, within the notes to the consolidated financial statements for additional information.
As of December 31, 2020, we offered our advisors and their clients two primary bank sweep vehicles that are interest rate sensitive: (1) our insured cash account (“ICA”) for individuals, trusts, sole proprietorships and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts and other organizations; and (2) an insured deposit cash account (“DCA”) for advisory individual retirement accounts. In addition, we offer our advisors and their clients a money market program, including money market accounts as well as the ability to participate in purchased money market funds. While clients earn interest on deposits in ICA and DCA, we earn a fee. The fees we earn from cash held in ICAs are based on prevailing interest rates in the current interest rate environment. The fees we earn from DCAs are calculated as a per account fee, and such fees increase as the federal funds target rate increases, subject to a cap. The fees we earn on cash balances in our advisors’ clients’ accounts in our money market program, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the bank deposit sweep vehicles are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicles relative to other products into which clients may move cash balances.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the years ended December 31, 2020 and 2019. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Operational Risk
Operational risk is defined as the risk of loss resulting from failed or inadequate processes or systems, actions by people or external events. We operate in diverse markets and are reliant on the ability of our employees and information technology systems, as well as third-party service providers and their systems, to manage a large volume of transactions and confidential information, including personally identifiable information, effectively and securely. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing operating environment with increasing transaction volumes and in light of increasing reliance on systems capabilities and performance, as well as third-party service providers. In the event of the breakdown, obsolescence or improper operation of systems, malicious cyber activity or improper action by employees, advisors or third-party service providers, we could suffer business disruptions, financial loss, data loss, regulatory sanctions and damage to our reputation. Although we have developed business continuity and disaster recovery plans, those plans could be inadequate, disrupted or otherwise unsuccessful in maintaining the competitiveness, stability, security or continuity of critical systems as a result of, among other things, obsolescence, improper operation, third-party dependencies or limitations of our current technology.

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
Our senior management is monitoring developments in the COVID-19 pandemic and has implemented changes to our policies, procedures and operations to protect the integrity and continuity of our business and the health and safety of our employees. For example, we equipped and enabled a substantial majority of employees to work remotely, implemented physical distancing and enhanced cleaning protocols throughout our corporate offices and worked closely with our vendors to maintain service continuity throughout the market volatility and increased operational volumes that occurred from time to time during the pandemic. There can be no guarantee that our business continuity plans and the other efforts to manage the business implications of COVID-19 will be effective, or that there will not be material adverse effects on our results of operations. Please consult Part I, “Item 1A. Risk Factors” for more information about the risks associated with the COVID-19 pandemic.
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
We operate a three-lines-of-defense model whereby the primary ownership for risk and control processes is with the business and control owners who are the “first line” of defense in effectively managing risks. The first line is responsible for risk process ownership and consists of the business units, whose primary responsibility is for day-to-day compliance and risk management, including execution of desktop and supervisory procedures. These business owners and certain control owners implement and execute controls to manage risk, execute risk assessments, identify emerging risks, and comply with risk management policies. The second line of defense consists of certain departments within Compliance, Legal and Risk (“CLR”), Technology, Finance and Human Capital, and provides risk and control assessment and oversight. The third line of defense is independent verification of the effectiveness of internal controls and is conducted by the Internal Audit department.
Our risk management governance approach includes the Board of Directors (the “Board”) and certain of its committees; our Risk Oversight Committee (the “ROC”) and its subcommittees; and our three-lines-of-defense. We regularly reevaluate and, when necessary, modify our processes to improve the identification and escalation of risks and events.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
LPL Financial Holdings Inc.
San Diego, California

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of LPL Financial Holdings Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
•We tested the effectiveness of internal controls over the accrual for trailing commission revenues, including those over the inputs and judgments used by management in the calculation of the accrual and the historical lookback analysis comparing monthly accruals to subsequent cash receipts
•We compared management’s market performance data to external sources and challenged their methodology for potential management bias by evaluating the sensitivity of changes in market factors on the accrual
•We compared the accrual to actual trailing commission revenue received subsequent to year-end
•We tested the historical cash receipts used to estimate the year-end accrual by comparing them to bank statements
•We evaluated the payment frequency assumption used by management in the estimation of the accrual for a sample of investment product types and sponsors by comparing the assumption to the actual cash receipts frequency
•We tested the mathematical accuracy of the accrual

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 23, 2021

We have served as the Company's auditor since 2001.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
REVENUES
Advisory	$2,327,519	$1,982,869	$1,793,493
Commission	1,906,560	1,892,407	1,919,694
Asset-based	1,044,517	1,165,979	972,515
Transaction and fee	506,071	480,328	471,299
Interest income, net of interest expense	29,412	46,508	40,210
Other	57,561	56,765	(8,811)
Total net revenues	5,871,640	5,624,856	5,188,400
EXPENSES
Advisory and commission	3,697,147	3,388,186	3,177,576
Compensation and benefits	609,257	556,128	506,650
Promotional	208,250	205,537	208,603
Depreciation and amortization	109,732	95,779	87,656
Amortization of intangible assets	67,358	65,334	60,252
Occupancy and equipment	166,389	136,163	115,598
Professional services	57,067	73,887	85,651
Brokerage, clearing and exchange	71,185	64,445	63,154
Communications and data processing	52,399	49,859	46,322
Other	101,018	114,546	119,278
Total operating expenses	5,139,802	4,749,864	4,470,740
Non-operating interest expense and other	105,765	130,001	125,023
Loss on extinguishment of debt	—	3,156	—
INCOME BEFORE PROVISION FOR INCOME TAXES	626,073	741,835	592,637
PROVISION FOR INCOME TAXES	153,433	181,955	153,178
NET INCOME	$472,640	$559,880	$439,459
EARNINGS PER SHARE (Note 17)
Earnings per share, basic	$5.96	$6.78	$4.99
Earnings per share, diluted	$5.86	$6.62	$4.85
Weighted-average shares outstanding, basic	79,244	82,552	88,119
Weighted-average shares outstanding, diluted	80,702	84,624	90,619
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$808,612	$590,209
Cash segregated under federal and other regulations	923,158	822,697
Restricted cash	67,264	58,872
Receivables from:
Clients, net	405,106	433,986
Product sponsors, broker-dealers and clearing organizations	233,192	177,654
Advisor loans, net	547,372	441,743
Others, net	306,640	298,790
Securities owned:
Trading — at fair value	29,252	46,447
Held-to-maturity — at amortized cost	13,235	11,806
Securities borrowed	30,130	17,684
Fixed assets, net	582,868	533,044
Operating lease assets	101,921	102,477
Goodwill	1,513,866	1,503,648
Intangible assets, net	397,486	439,838
Deferred income taxes, net	24,112	—
Other assets	539,357	401,343
Total assets	$6,523,571	$5,880,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$178,403	$218,636
Payables to clients	1,356,083	1,058,873
Payables to broker-dealers and clearing organizations	89,743	92,002
Accrued advisory and commission expenses payable	187,040	174,330
Accounts payable and accrued liabilities	681,554	557,969
Income taxes payable	28,145	20,129
Unearned revenue	95,328	82,842
Securities sold, but not yet purchased — at fair value	206	176
Long-term and other borrowings, net	2,345,414	2,398,818
Operating lease liabilities	139,377	141,900
Finance lease liabilities	107,424	108,592
Deferred income taxes, net	—	2,098
Total liabilities	5,208,717	4,856,365
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 600,000,000 shares authorized; 127,585,764 shares and 126,494,028 shares issued at December 31, 2020 and 2019, respectively	127	126
Additional paid-in capital	1,762,770	1,703,973
Treasury stock, at cost — 48,115,037 shares and 46,259,989 shares at December 31, 2020 and 2019, respectively	(2,391,062)	(2,234,793)
Retained earnings	1,943,019	1,554,567
Total stockholders’ equity	1,314,854	1,023,873
Total liabilities and stockholders’ equity	$6,523,571	$5,880,238
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2017	123,030	$123	$1,556,117	33,262	$(1,309,568)	$—	$718,336	$965,008
Net income, net of tax expense						—	439,459	439,459
Issuance of common stock to settle restricted stock units	369	—	—	75	(4,843)			(4,843)
Treasury stock purchases				6,533	(417,891)			(417,891)
Cash dividends on common stock							(88,360)	(88,360)
Stock option exercises and other	1,511	2	49,058	(49)	1,767		711	51,538
Share-based compensation	—	—	29,162					29,162
BALANCE — December 31, 2018	124,910	$125	$1,634,337	39,821	$(1,730,535)	$—	$1,070,146	$974,073
Cumulative effect of accounting change							5,724	5,724
Net income, net of tax expense						—	559,880	559,880
Issuance of common stock to settle restricted stock units	366	—	—	75	(5,863)			(5,863)
Treasury stock purchases				6,419	(500,370)			(500,370)
Cash dividends on common stock							(82,597)	(82,597)
Stock option exercises and other	1,218	1	36,772	(55)	1,975		1,414	40,162
Share-based compensation	—	—	32,864					32,864
BALANCE — December 31, 2019	126,494	$126	$1,703,973	46,260	$(2,234,793)	$—	$1,554,567	$1,023,873
Cumulative effect of accounting change							(7,317)	(7,317)
Net income, net of tax expense						—	472,640	472,640
Issuance of common stock to settle restricted stock units	417	—	—	134	(9,420)			(9,420)
Treasury stock purchases				1,810	(150,036)			(150,036)
Cash dividends on common stock							(79,097)	(79,097)
Stock option exercises and other	675	1	24,822	(89)	3,187		2,226	30,236
Share-based compensation	—	—	33,975					33,975
BALANCE — December 31, 2020	127,586	$127	$1,762,770	48,115	$(2,391,062)	$—	$1,943,019	$1,314,854
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$472,640	$559,880	$439,459
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items:
Depreciation and amortization	109,732	95,779	87,656
Amortization of intangible assets	67,358	65,334	60,252
Amortization of debt issuance costs	5,384	4,672	4,118
Share-based compensation	33,975	32,864	29,162
Provision for bad debts	5,824	6,698	6,113
Deferred income taxes	(23,684)	(18,615)	(1,754)
Loss on extinguishment of debt	—	3,156	—
Loan forgiveness	113,126	92,502	71,520
Other	(12,673)	(11,421)	5,447
Changes in operating assets and liabilities:
Receivables from clients	28,475	(20,602)	(68,888)
Receivables from product sponsors, broker-dealers and clearing organizations	(55,538)	(7,180)	29,414
Advisor loans	(225,518)	(235,499)	(152,227)
Receivables from others	(11,090)	(52,365)	(20,894)
Securities owned	16,072	(16,848)	(13,741)
Securities borrowed	(12,446)	(12,855)	7,660
Operating leases	(1,967)	(1,446)	—
Other assets	(103,925)	(62,670)	(51,708)
Drafts payable	(40,233)	(6,398)	39,105
Payables to clients	297,210	107,927	(11,945)
Payables to broker-dealers and clearing organizations	(2,259)	15,822	21,918
Accrued advisory and commission expenses payable	12,710	8,462	17,116
Accounts payable and accrued liabilities	96,521	87,210	43,987
Income taxes receivable/payable	8,016	(12,861)	32,521
Unearned revenue	12,201	2,318	8,302
Securities sold, but not yet purchased	30	7	(1,013)
Net cash provided by operating activities	789,941	623,871	581,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(155,532)	(156,389)	(132,688)
Acquisitions, net of cash acquired	(30,556)	(25,853)	(27,928)
Purchase of securities classified as held-to-maturity	(6,511)	(3,745)	(6,137)
Proceeds from maturity of securities classified as held-to-maturity	5,100	5,000	5,000
Net cash used in investing activities	(187,499)	(180,987)	(161,753)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	1,806,000	523,000	—
Repayments of revolving credit facilities	(1,851,000)	(478,000)	—
Repayment of senior secured term loans	(10,700)	(411,250)	(15,000)
Proceeds from senior secured term loans and senior notes	—	400,000	—
Payment of debt issuance costs	—	(17,615)	—
Payment of contingent consideration	(10,000)	—	—
Tax payments related to settlement of restricted stock units	(9,420)	(5,863)	(4,843)
Repurchase of common stock	(150,036)	(500,370)	(417,891)
Dividends on common stock	(79,097)	(82,597)	(88,360)
Proceeds from stock option exercises and other	30,236	40,162	51,538
Principal payment of finance leases and obligations	(1,169)	(692)	(8,807)
Net cash (used in) financing activities	(275,186)	(533,225)	(483,363)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	327,256	(90,341)	(63,536)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of year	1,471,778	1,562,119	1,625,655
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of year	$1,799,034	$1,471,778	$1,562,119
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$106,879	$126,949	$123,623
Income taxes paid	$169,237	$213,339	$122,215
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$12,186	$13,736	$20,634
Lease assets obtained in exchange for operating lease liabilities	$7,968	$108,879	$—
Fixed assets obtained in exchange for finance lease liabilities	$—	$1,453	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of financial condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
	2020	2019	2018
Cash and cash equivalents	$808,612	$590,209	$511,096
Cash segregated under federal and other regulations	923,158	822,697	985,195
Restricted cash	67,264	58,872	65,828
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,799,034	$1,471,778	$1,562,119

See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE COMPANY
LPL Financial Holdings Inc. (“LPLFH”), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the “Company”), provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at financial institutions (collectively, “advisors”) in the United States. Through its custody and clearing platform, using both proprietary and third-party technology, the Company provides access to diversified financial products and services, enabling its advisors to offer independent financial advice and brokerage services to retail investors (their “clients”). The Company’s most significant, wholly owned subsidiaries are described below:
•LPL Holdings, Inc. (“LPLH”), a Massachusetts holding corporation, owns 100% of the issued and outstanding common stock or other ownership interest in each of LPL Financial LLC (“LPL Financial”), AW Subsidiary, Inc., LPL Employee Services, LLC, Fortigent Holdings Company, Inc. and LPL Insurance Associates, Inc. (“LPLIA”), as well as a captive insurance subsidiary (the “Captive Insurance Subsidiary”) that underwrites insurance for various legal and regulatory risks of the Company. LPLH is also the majority stockholder in PTC Holdings, Inc. (“PTCH”), and owns 100% of the issued and outstanding voting common stock. Each member of PTCH’s board of directors meets the direct equity ownership interest requirements that are required by the Office of the Comptroller of the Currency.
•LPL Financial, with primary offices in San Diego, California; Fort Mill, South Carolina; and Boston, Massachusetts, is a clearing broker-dealer and an investment adviser that principally transacts business as an agent for its advisors and financial institutions on behalf of their clients in a broad array of financial products and services. LPL Financial is licensed to operate in all 50 states, Washington D.C., Puerto Rico and the U.S. Virgin Islands.
•Fortigent Holdings Company, Inc. and its subsidiaries provide solutions and consulting services to registered investment advisers (“RIAs”), banks, and trust companies serving high-net-worth clients.
•LPLIA operates as an insurance brokerage general agency that offers life and disability insurance products and services for LPL Financial advisors.
•AW Subsidiary, Inc. is a holding company for AdvisoryWorld and Blaze Portfolio Systems LLC (“Blaze”). AdvisoryWorld offers technology products, including proposal generation, investment analytics and portfolio modeling, to both the Company’s advisors and external clients in the wealth management industry. Blaze offers a trading and rebalancing platform to both the Company’s advisors and external clients.
•PTCH is a holding company for The Private Trust Company, N.A. (“PTC”). PTC is chartered as a non-depository limited purpose national bank, providing a wide range of trust, investment management oversight, and custodial services for estates and families. PTC also provides Individual Retirement Account (“IRA”) custodial services for LPL Financial.
•LPL Employee Services, LLC is a holding company for Allen & Company of Florida, LLC (“Allen & Company”), an RIA.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Reportable Segment
Management has determined that the Company operates in one segment, given the similarities in economic characteristics between its operations and the common nature of its products and services, production and distribution process and regulatory environment.
Revenue Recognition
Revenues are recognized when control of the promised service is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. For additional information, see Note 3 - Revenues.
Compensation and Benefits
The Company records compensation and benefits expense for all cash and deferred compensation, benefits and related taxes as earned by its employees. Compensation and benefits expense also includes fees earned by temporary employees and contractors who perform similar services to those performed by the Company’s employees, primarily software development and project management activities.
Share-Based Compensation
Certain employees, officers, directors, advisors and financial institutions of the Company participate in various long-term incentive plans that provide for granting stock options, warrants, restricted stock awards, restricted stock units, deferred stock units and performance stock units. Stock options, warrants and restricted stock units generally vest in equal increments over a three-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards and deferred stock units generally vest over a one-year period, and performance stock units generally vest in full at the end of a three-year performance period.
The Company recognizes share-based compensation for equity awards granted to employees, officers and directors as compensation and benefits expense on the consolidated statements of income. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards, restricted stock units and deferred stock units is equal to the closing price of the Company’s stock on the date of grant. The fair value of performance stock units is estimated using a Monte-Carlo simulation model on the date of grant. Share-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.
The Company recognizes share-based compensation for equity awards granted to advisors and financial institutions as advisory and commission expense on the consolidated statements of income. The fair value of restricted stock units is equal to the closing price of the Company’s stock on the date of grant. Share-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.
The Company also makes assumptions regarding the number of stock options, warrants, restricted stock awards, restricted stock units, deferred stock units and performance stock units that will be forfeited. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Rather, different forfeiture assumptions would only impact the timing of expense recognition over the vesting period. See Note 16 - Share-Based Compensation, for additional information regarding share-based compensation for equity awards granted.
Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the basic weighted-average number of shares of common stock outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued.
Income Taxes
In preparing the consolidated financial statements, the Company estimates income tax expense based on various jurisdictions where it conducts business. The Company needs to estimate current tax obligations and to

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

assess temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. These temporary differences result in deferred tax assets and liabilities. The Company then must assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established to the extent that it is more likely than not that such deferred tax assets will not be realized. When the Company establishes a valuation allowance or modifies the existing allowance in a certain reporting period, it generally records a corresponding increase or decrease to tax expense in the consolidated statements of income. Management makes significant judgments in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowances recorded against the deferred tax asset. Changes in the estimate of these taxes occur periodically due to changes in the tax rates, changes in the business operations, implementation of tax planning strategies, resolution with taxing authorities of issues where the Company had previously taken certain tax positions, and newly enacted statutory, judicial and regulatory guidance. These changes could have a material effect on the Company’s consolidated statements of income, financial condition or cash flows in the period or periods in which they occur. Income tax credits are accounted for using the flow-through method as a reduction of income tax in the years utilized.
The Company recognizes the tax effects of a position in the consolidated financial statements only if it is more likely than not to be sustained based solely on its technical merits; otherwise no benefits of the position are to be recognized. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. Moreover, each tax position meeting the recognition threshold is required to be measured as the largest amount that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from clients (in thousands):

	December 31,
	2020	2019	2018
Beginning balance — January 1	$115	$640	$466
Impact of ASU 2016-13 adoption	—	—	—
Provision for bad debts	432	130	174
Charge-offs, net of recoveries	(27)	(655)	—
Ending balance — December 31	$520	$115	$640
Advisor Loans
The Company periodically extends credit to its advisors in the form of recruiting loans, commission advances and other loans. The decision to extend credit to an advisor is generally based on the advisor’s credit history and their ability to generate future revenues. Loans made in connection with recruiting can be either repayable or forgivable over terms generally up to ten years provided that the advisor remains licensed through LPL Financial. Forgivable loans are not repaid in cash and are amortized over the term of the loan. If an advisor terminates their arrangement with the Company prior to the loan maturity date, the remaining balance becomes repayable immediately. An allowance for uncollectible amounts is recorded at the inception of repayable loans and upon advisor termination for forgivable loans using estimates and assumptions based on historical lifetime loss experience and expectations of future loss rates based on current facts.
Advisor repayable loans totaled $128.2 million and advisor forgivable loans that have become repayable upon advisor termination totaled $3.0 million as of December 31, 2020. Included in the table below is a $1.2 million allowance for advisor forgivable loans that have become repayable.
The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts for advisor loans (in thousands):

	December 31,
	2020	2019	2018
Beginning balance — January 1	$3,974	$5,080	$3,264
Impact of ASU 2016-13 adoption	6,227	—	—
Provision for bad debts	1,694	1,500	2,206
Charge-offs, net of recoveries	(5,132)	(2,606)	(390)
Ending balance — December 31	$6,763	$3,974	$5,080
Receivables from Others
Receivables from others primarily consist of accrued fees from product sponsors and other fees due from advisors. An allowance for uncollectible amounts is recorded at inception using estimates and assumptions based on historical experience, current facts and other factors. Management monitors the adequacy of these estimates through periodic evaluations against actual trends experienced.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following schedule reflects the Company’s activity in providing for an allowance for uncollectible amounts due from others (in thousands):

	December 31,
	2020	2019	2018
Beginning balance — January 1	$10,292	$8,099	$6,115
Impact of ASU 2016-13 adoption	3,617	—	—
Provision for bad debts	3,559	3,671	3,733
Charge-offs, net of recoveries	(14,367)	(1,478)	(1,749)
Ending balance — December 31	$3,101	$10,292	$8,099
Securities Owned and Securities Sold, But Not Yet Purchased
Securities owned and securities sold, but not yet purchased include trading and held-to-maturity securities. The Company generally classifies its investments in debt and equity instruments (including mutual funds, annuities, corporate bonds, government bonds and municipal bonds) as trading securities, except for U.S. government notes held by PTC, which are classified as held-to-maturity securities. The Company has not classified any investments as available-for-sale. Investment classifications are subject to ongoing review and may change.
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
Interest income is accrued as earned. Premiums and discounts are amortized using a method that approximates the effective yield method over the term of the security and are recorded as an adjustment to the investment yield. The Company makes estimates about the fair value of investments and the timing for recognizing losses based on market conditions and other factors. If these estimates change, the Company may recognize additional losses. Both unrealized and realized gains and losses on trading securities are recognized in other revenues on a net basis in the consolidated statements of income.
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
As of December 31, 2020, the contract and collateral market values of borrowed securities were $30.1 million and $29.1 million, respectively. As of December 31, 2019, the contract and collateral market values of borrowed securities were $17.7 million and $17.2 million, respectively.
Fixed Assets
Internally developed software, leasehold improvements, computers and software and furniture and equipment are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. The Company expenses software development costs as incurred during the preliminary project stage, while capitalizing costs at the point at which the conceptual formulation, design and testing of possible software project alternatives are complete and management authorizes and commits to funding the project. The costs of internally developed software that qualify for

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

capitalization are capitalized as fixed assets and subsequently amortized over the estimated useful life of the software, which is generally three years. The Company does not capitalize pilot projects or projects for which it believes that the future economic benefits are less than probable. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying leases. Computers and software, as well as furniture and equipment, are depreciated over a period of three to seven years. Land is not depreciated.
Management reviews fixed assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. No impairment occurred for the years ended December 31, 2020, 2019 or 2018.
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
Accounting for business combinations requires the Company’s management to make significant estimates and assumptions with respect to intangible assets, liabilities assumed and pre-acquisition contingencies. These assumptions are based in part on historical experience, market data and information obtained from the management of the acquired companies.
The Company also enters into asset acquisitions for single identifiable assets. Accounting for asset acquisitions requires the Company’s management to make significant estimates and assumptions with respect to the useful life of the asset purchased. These assumptions are based in part on historical experience and market data.
Examples of critical estimates in valuing certain of the intangible assets the Company has acquired include, but are not limited to: (i) future expected cash flows; and (ii) discount rates.
Goodwill and Other Intangible Assets
Goodwill and other indefinite-lived intangible assets are tested annually for impairment in the fourth fiscal quarter and between annual tests if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit or indefinite-lived intangible asset is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. An impairment loss will be recognized if a reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment of goodwill or other indefinite-lived intangible assets was recognized for the years ended December 31, 2020, 2019 or 2018.
Intangible assets that are deemed to have definite lives are amortized over their useful lives, generally ranging from 5 to 20 years. They are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value. There was no impairment of definite-lived intangible assets recognized for the years ended December 31, 2020, 2019 or 2018. See Note 9 - Goodwill and Other Intangible Assets, for additional information regarding the Company’s goodwill and other intangible assets.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Debt Issuance Costs
Debt issuance and amendment costs are capitalized and amortized as additional interest expense over the expected term of the related debt agreement. Debt issuance costs are presented as a direct deduction from the carrying amount of the related debt liability. Costs incurred while obtaining the revolving credit facility are included in other assets and subsequently amortized ratably over the term of the revolving credit facility, regardless of whether there are any outstanding borrowings on the revolving credit facility.
Fair Value of Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its held-to-maturity securities and indebtedness, which are carried at amortized cost. The Company measures the implied fair value of its debt instruments using trading levels obtained from a third-party service provider. Accordingly, the debt instruments qualify as Level 2 fair value measurements. See Note 5 - Fair Value Measurements, for additional information regarding the Company’s fair value measurements. As of December 31, 2020, the carrying amount and fair value of the Company’s indebtedness was approximately $2,359.3 million and $2,402.4 million, respectively. As of December 31, 2019, the carrying amount and fair value was approximately $2,415.0 million and $2,476.0 million, respectively.
Commitments and Contingencies
The Company recognizes a liability for loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, however, the Company accrues the minimum amount in the range. The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated.
The Company also accrues for losses at its Captive Insurance Subsidiary for those matters covered by self-insurance. The Captive Insurance Subsidiary records losses and loss reserve liabilities based on actuarially determined estimates of losses incurred, but not yet reported to the Company as well as specific reserves for proceedings and matters that are probable and estimable. The Captive Insurance Subsidiary is funded by payments from the Company’s other subsidiaries and has cash reserves to cover losses. Assessing the probability of a loss occurring and the timing and amount of any loss related to a legal proceeding or regulatory matter is inherently difficult and requires management to make significant judgments. For additional information, see Note 14 - Commitments and Contingencies - “Legal & Regulatory Matters.”
Leases
Lease assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at the lease commencement date. The Company estimates its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. For additional information, see Note 12 - Leases.
Recently Issued Accounting Pronouncements
There are no recently issued accounting pronouncements that would materially impact the Company’s consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted the provisions of this guidance on January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Results for reporting periods beginning after January 1, 2020 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The adoption had no material impact on the Company’s recognition of credit losses.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes or modifies certain current disclosures, and requires additional disclosures. The changes are meant to provide more relevant information regarding valuation techniques and inputs used to arrive at measures of fair value, uncertainty in the fair value measurements and how changes in fair value measurements impact an entity’s performance and cash flows. Certain disclosures in ASU 2018-13 will need to be applied on a retrospective basis and others on a prospective basis. The Company adopted the provisions of this guidance on January 1, 2020. The adoption had no material impact on the Company’s related disclosures.
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
NOTE 3 - REVENUES
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
Advisory
Advisory revenues represent fees charged to advisors’ clients’ accounts on the Company’s corporate advisory platform. The Company provides ongoing investment advice and acts as a custodian, providing brokerage and execution services on transactions, and performs administrative services for these accounts. This series of performance obligations transfers control of the services to the client over time as the services are performed. These revenues are recognized ratably over time to match the continued delivery of the performance obligations to the client over the life of the contract. The advisory revenues generated from the Company’s corporate advisory platform are based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. As such, the consideration for these revenues are variable and an estimate of the variable consideration is constrained due to dependence on unpredictable market impacts on client portfolio values. The constraint is removed once the portfolio value can be determined.
The Company provides advisory services to clients on its corporate advisory platform through the advisor. The Company is the principal in these arrangements and recognizes advisory revenues on a gross basis, as the Company is responsible for satisfying the performance obligations and has control over determining the fees.
Commission
Commission revenues represent sales commissions generated by advisors for their clients’ purchases and sales of securities on exchanges and over-the-counter, as well as purchases of other investment products. The Company views the selling, distribution and marketing, or any combination thereof, of investment products to such clients as a single performance obligation to the product sponsors.
The Company is the principal for commission revenues, as it is responsible for the execution of the clients’ purchases and sales, and maintains relationships with the product sponsors. Advisors assist the Company in performing its obligations. Accordingly, total commission revenues are reported on a gross basis.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents total commission revenues disaggregated by investment product category (in thousands):

	Years Ended December 31,
	2020	2019	2018
Commission revenues
Annuities	$976,357	$1,000,806	$999,689
Mutual funds	590,074	589,411	616,445
Fixed income	88,714	102,391	98,091
Equities	126,920	79,446	84,823
Other	124,495	120,353	120,646
Total commission revenues	$1,906,560	$1,892,407	$1,919,694
The Company generates two types of commission revenues: sales-based commissions that are recognized at the point of sale on the trade date and trailing commissions that are recognized over time as earned. Sales-based commission revenues vary by investment product and are based on a percentage of an investment product’s current market value at the time of purchase. Trailing commission revenues are generally based on a percentage of the current market value of clients’ investment holdings in trail-eligible assets, and are recognized over the period during which services, such as ongoing support, are performed. As trailing commission revenues are based on the market value of clients’ investment holdings, the consideration is variable and an estimate of the variable consideration is constrained due to dependence on unpredictable market impacts. The constraint is removed once the investment holdings value can be determined.
The following table presents sales-based and trailing commission revenues disaggregated by product category (in thousands):

	Years Ended December 31,
	2020	2019	2018
Commission revenues
Sales-based
Annuities	$327,412	$380,317	$379,252
Mutual funds	145,836	146,695	141,597
Fixed income	88,714	102,391	98,091
Equities	126,920	79,446	84,823
Other	81,882	74,003	73,013
Total sales-based revenues	$770,764	$782,852	$776,776
Trailing
Annuities	$648,945	$620,489	$620,437
Mutual funds	444,238	442,716	474,848
Other	42,613	46,350	47,633
Total trailing revenues	$1,135,796	$1,109,555	$1,142,918
Total commission revenues	$1,906,560	$1,892,407	$1,919,694
Asset-Based
Asset-based revenues consist of fees from the Company’s client cash programs, which consist of fees from its money market programs and insured bank sweep vehicles, sponsorship programs, and recordkeeping.
Client Cash Revenues
Client cash revenues are generated based on advisors’ clients’ cash balances in insured bank sweep accounts and money market programs. The Company receives fees based on account type and invested balances for administration and recordkeeping. These fees are paid and recognized over time.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Sponsorship Programs
The Company receives fees from product sponsors, primarily mutual fund and annuity companies, for marketing support and sales force education and training efforts. Compensation for these performance obligations is either a fixed fee, a percentage of the average annual amount of product sponsor assets held in advisors’ clients’ accounts, a percentage of new sales or some combination. As the value of product sponsor assets held in advisors’ clients’ accounts is susceptible to unpredictable market changes, these revenues include variable consideration and are constrained until the date that the fees are determinable.
Recordkeeping
The Company generates revenues from fees it collects for providing recordkeeping, account maintenance, reporting and other related services to product sponsors. This includes revenues from omnibus processing in which the Company establishes and maintains sub-account records for its clients to reflect the purchase, exchange and redemption of mutual fund shares, and consolidates clients’ trades within a mutual fund. Omnibus processing fees are paid to the Company by the mutual fund or its affiliates and are based on the value of mutual fund assets in accounts for which the Company provides omnibus processing services and the number of accounts in which the related mutual fund positions are held. Recordkeeping revenues also include revenues from networking recordkeeping services. Networking revenues on brokerage assets are correlated to the number of positions or value of assets that the Company administers and are paid by mutual fund and annuity product manufacturers. These recordkeeping revenues are recognized over time as the Company fulfills its performance obligations. As recordkeeping fees are susceptible to unpredictable market changes that influence market value and fund positions, these revenues include variable consideration and are constrained until the date that the fees are determinable.
Depending on the contract, the Company is either principal or agent for recordkeeping revenues. In instances in which the Company is providing services to financial product manufacturers on behalf of third parties and does not have ultimate control of the service before transfer to the customer, the Company is considered to be an agent and reports revenues on a net basis. In other cases, where the Company uses a sub-contractor to provide services and is responsible for unperformed services, the Company is considered principal and reports revenues on a gross basis.
The following table sets forth asset-based revenues at a disaggregated level (in thousands):

	Years Ended December 31,
	2020	2019	2018
Asset-based revenues
Client cash	$481,388	$652,793	$500,418
Sponsorship programs	272,935	251,899	224,726
Recordkeeping	290,194	261,287	247,371
Total asset-based revenues	$1,044,517	$1,165,979	$972,515
Transaction and Fee
Transaction revenues primarily include fees the Company charges to advisors and their clients for executing certain transactions in brokerage and fee-based advisory accounts. Transaction revenues are recognized at the point-in-time that a transaction is executed, which is generally the trade date. Fee revenues may be generated from advisors or their clients. Fee revenues primarily include IRA custodian fees, contract and licensing fees, and other client account fees. In addition, the Company hosts certain advisor conferences that serve as training, education, sales and marketing events, for which the Company collects a fee for attendance. Fee revenues are recognized when the Company satisfies its performance obligations. Recognition varies from point-in-time to over time depending on whether the service is provided once at an identifiable point-in-time or if the service is provided continually over the contract life.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth transaction and fee revenues disaggregated by recognition pattern (in thousands):

	Years Ended December 31,
	2020	2019	2018
Transaction and fee revenues
Point-in-time(1)	$228,744	$215,234	$221,265
Over time(2)	277,327	265,094	250,034
Total transaction and fee revenues	$506,071	$480,328	$471,299
____________________
(1)Transaction and fee revenues recognized point-in-time include revenues such as transaction fees, IRA termination fees and technology fees.
(2)Transaction and fee revenues recognized over time include revenues such as error and omission insurance fees, IRA custodian fees and technology fees.
The Company is the principal and recognizes transaction and fee revenues on a gross basis as it is primarily responsible for delivering the respective services being provided, which is demonstrated by the Company’s ability to control the fee amounts charged to customers.
Interest Income, Net of Interest Expense
The Company earns interest income from client margin accounts and cash equivalents, net of interest expense. Interest expense from operations for the years ended December 31, 2020, 2019 and 2018 was not material.
Other
Other revenues primarily include unrealized gains and losses on assets held by the Company for its advisor non-qualified deferred compensation plan and model research portfolios, marketing allowances received from certain financial product manufacturers, primarily those who offer alternative investments, such as non-traded real estate investment trusts and business development companies, and other miscellaneous revenues. These revenues are not generated from contracts with customers.
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. The increase in the unearned revenue balance for the year ended December 31, 2020 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by $82.8 million of revenues recognized that were included in the unearned revenue balance as of December 31, 2019.
The Company receives cash revenues for advisory services not yet performed and conferences not yet held. For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes revenue as the conferences are held.
NOTE 4 - ACQUISITIONS
On December 2, 2020, the Company entered into an agreement with Macquarie Management Holdings, Inc.(“Macquarie”) to acquire the wealth management business of Waddell & Reed Financial, Inc. (“Waddell & Reed”) for $300.0 million upon completion of Macquarie’s acquisition of all of the issued and outstanding common shares of Waddell & Reed. The transaction is expected to close in the middle of 2021, subject to satisfaction of closing conditions.
On October 26, 2020, the Company acquired Blaze Portfolio Systems LLC, a technology company that provides an advisor-facing trading and portfolio rebalancing platform. The Company paid $11.6 million at closing and agreed to a potential contingent payment of up to $4.0 million.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On August 18, 2020, the Company acquired business relationships with advisors from E.K. Riley Investments, LLC (“E.K. Riley”) and Lucia Securities, LLC (“Lucia”), two unrelated broker-dealers and RIAs, for a combined $18.4 million. Both transactions have potential contingent payments.
On August 1, 2019, the Company acquired Allen & Company, and under the transaction structure Allen & Company advisors and staff became employees of the Company. The Company paid approximately $24.9 million at closing and made an additional contingent payment of $10.0 million in February 2020.
On December 3, 2018, the Company acquired AdvisoryWorld, a technology company that provides proposal generation, investment analytics and portfolio modeling capabilities in the wealth management industry, for $28.1 million.
NOTE 5 - FAIR VALUE MEASUREMENTS
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the years ended December 31, 2020 and 2019.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At December 31, 2020 and 2019, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
Cash Equivalents — The Company’s cash equivalents include money market funds, which are short term in nature with readily determinable values derived from active markets.
Securities Owned and Securities Sold, But Not Yet Purchased — The Company’s trading securities consist of house account model portfolios established and managed for the purpose of benchmarking the performance of its fee-based advisory platforms and temporary positions resulting from the processing of client transactions. Examples of these securities include money market funds, U.S. treasury obligations, mutual funds, certificates of deposit and equity and debt securities.
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At December 31, 2020 and 2019, the Company did not adjust prices received from the independent third-party pricing services.
Other Assets — The Company’s other assets include: (1) deferred compensation plan assets that are invested in money market and other mutual funds, which are actively traded and valued based on quoted market prices; and (2) certain non-traded real estate investment trusts and auction rate notes, which are

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

valued using quoted prices for identical or similar securities and other inputs that are observable or can be corroborated by observable market data.
Accounts Payable and Accrued Liabilities — The Company’s accounts payable and accrued liabilities include contingent consideration liabilities that are measured using Level 3 inputs.
Level 3 Recurring Fair Value Measurements
The Company determines the fair value for its contingent consideration obligations using a scenario-based approach whereby the Company assesses the expected number of future transactions. The contingent payment is estimated by applying a discount rate to the expected payment to calculate the fair value as of the valuation date. The Company’s management evaluates the underlying projections and other related factors used in determining fair value each period and makes updates when there have been significant changes in management’s expectations.
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$6,205	$—	$—	$6,205
Securities owned — trading:
Money market funds	125	—	—	125
Mutual funds	9,137	—	—	9,137
Equity securities	492	—	—	492
U.S. treasury obligations	19,498	—	—	19,498
Total securities owned — trading	29,252	—	—	29,252
Other assets	371,202	8,953	—	380,155
Total assets at fair value	$406,659	$8,953	$—	$415,612
Liabilities
Securities sold, but not yet purchased:
Equity securities	$203	$—	$—	$203
Debt securities	—	3	—	3
Total securities sold, but not yet purchased	203	3	—	206
Accounts payable and accrued liabilities	—	—	3,228	3,228
Total liabilities at fair value	$203	$3	$3,228	$3,434

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
NOTE 6 - HELD-TO-MATURITY SECURITIES
The Company holds U.S. government notes, which are recorded at amortized cost because the Company has both the intent and the ability to hold these investments to maturity. Interest income is accrued as earned. Premiums and discounts are amortized using a method that approximates the effective yield method over the term of the security and are recorded as an adjustment to the investment yield.
The amortized cost, gross unrealized gain and fair value of held-to-maturity securities were as follows (in thousands):

	December 31,
	2020	2019
Amortized cost	$13,235	$11,806
Gross unrealized gain	159	83
Fair value	$13,394	$11,889
At December 31, 2020, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$4,995	$8,240	$—	$13,235
U.S. government notes — at fair value	$5,048	$8,346	$—	$13,394

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7 - RECEIVABLES FROM PRODUCT SPONSORS, BROKER-DEALERS AND CLEARING ORGANIZATIONS AND PAYABLES TO BROKER-DEALERS AND CLEARING ORGANIZATIONS
Receivables from product sponsors, broker-dealers and clearing organizations and payables to broker-dealers and clearing organizations were as follows (in thousands):

	December 31,
	2020	2019
Receivables:
Commissions receivable from product sponsors and others	$135,991	$138,258
Receivables from clearing organizations	89,794	28,140
Receivables from broker-dealers	2,550	1,020
Securities failed-to-deliver	4,857	10,236
Total receivables	$233,192	$177,654
Payables:
Payables to clearing organizations	$19,117	$15,264
Payables to broker-dealers	50,528	58,130
Securities failed-to-receive	20,098	18,608
Total payables	$89,743	$92,002
NOTE 8 - FIXED ASSETS
The components of fixed assets were as follows at December 31, 2020 (in thousands):

	Gross Carrying Value	Accumulated Depreciation and Amortization	Net Carrying Value
Internally developed software	$418,018	$(241,390)	$176,628
Computers and software	195,800	(151,792)	44,008
Buildings	107,895	(7,753)	100,142
Leasehold improvements	88,135	(31,202)	56,933
Furniture and equipment	83,365	(57,860)	25,505
Land	4,678	—	4,678
Construction in progress(1)	174,974	—	174,974
Total fixed assets	$1,072,865	$(489,997)	$582,868
____________________
(1)    Construction in progress includes internal software in development of $161.3 million at December 31, 2020.

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
Depreciation and amortization was $109.7 million, $95.8 million and $87.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS
For the year ended December 31, 2020, the Company recorded $10.2 million in goodwill in connection with the acquisition of Blaze and $18.9 million in advisor relationships, $1.4 million in client relationships, and $3.5 million in technology in connection with the acquisitions of Blaze, E.K. Riley and Lucia.
A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2018	$1,490,247
Goodwill acquired	13,401
Balance at December 31, 2019	1,503,648
Goodwill acquired	10,218
Balance at December 31, 2020	$1,513,866

The components of intangible assets were as follows at December 31, 2020 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	5.4	$670,542	$(415,169)	$255,373
Product sponsor relationships	5.1	234,086	(173,345)	60,741
Client relationships	7.9	44,810	(19,237)	25,573
Technology	7.3	19,040	(3,220)	15,820
Trade names	1.3	1,200	(1,040)	160
Total definite-lived intangible assets		$969,678	$(612,011)	$357,667
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$397,486

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of intangible assets were as follows at December 31, 2019 (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	6.1	$651,642	$(365,470)	$286,172
Product sponsor relationships	6.1	234,086	(161,435)	72,651
Client relationships	8.7	42,234	(15,277)	26,957
Technology	9.0	15,510	(1,551)	13,959
Trade names	2.3	1,200	(920)	280
Total definite-lived intangible assets		$944,672	$(544,653)	$400,019
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$439,838
Total amortization of intangible assets was $67.4 million, $65.3 million and $60.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Future amortization is estimated as follows (in thousands):

2021	$69,090
2022	68,290
2023	64,194
2024	63,422
2025	55,049
Thereafter	37,622
Total	$357,667

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities were as follows (in thousands):

	December 31,
	2020	2019
Advisor deferred compensation plan liability	$372,395	$269,289
Accrued compensation	104,069	77,202
Accounts payable	60,984	68,436
Other accrued liabilities	144,106	143,042
Total accounts payable and accrued liabilities	$681,554	$557,969

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 - LONG-TERM AND OTHER BORROWINGS
    The Company’s outstanding borrowings were as follows (dollars in thousands):

	December 31, 2020			December 31, 2019
Long-Term Borrowings	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Senior Secured Term Loan B(1)	$1,059,300	LIBOR+175 bps	1.90%	$1,070,000	LIBOR+175 bps	3.54%	11/12/2026
Senior Unsecured Notes(1)(2)	900,000	Fixed Rate	5.75%	900,000	Fixed Rate	5.75%	9/15/2025
Senior Unsecured Notes(1)(3)	400,000	Fixed Rate	4.63%	400,000	Fixed Rate	4.63%	11/15/2027
Total long-term borrowings	2,359,300			2,370,000
Plus: Unamortized Premium	7,083			8,583
Less: Unamortized Debt Issuance Cost	(20,969)			(24,765)
Net Carrying Value	$2,345,414			$2,353,818
Other Borrowings
Revolving Credit Facility(4)	$—	ABR+25 bps	—	$45,000	ABR+25 bps	5.00%	11/12/2024
Broker-Dealer Revolving Credit Facility	—	FFR+125 bps	—	—	FFR+125 bps	—	7/31/2024
Total borrowings	$2,345,414			$2,398,818
_______________________________
(1)No leverage or interest coverage maintenance covenants.
(2)The 2025 Notes were issued in two separate transactions: $500.0 million in original notes were issued in March 2017 at par and $400.0 million in additional notes were issued in September 2017 and priced at 103.0% of the aggregate principal amount.
(3)The 2027 Notes were issued in November 2019 at par.
(4)The alternate base rate (ABR) was the PRIME rate, and reflects the interest rate incurred on the senior secured revolving credit facility on the outstanding balances as of December 31, 2019.
2019 Credit Agreement Amendment
On November 12, 2019, LPLFH and LPLH entered into a fourth amendment agreement (the “Amendment”) to the Company’s amended and restated credit agreement (“Credit Agreement”), and repriced its senior secured Term Loan B facility (“Term Loan B”), increased the size of its senior secured revolving credit facility to $750.0 million and extended the maturity dates applicable to its Term Loan B and its senior secured revolving credit facility. In connection with the execution of the Amendment, the Company incurred $13.5 million in costs which are capitalized as debt issuance costs in the consolidated statements of financial condition and accelerated the recognition of $3.2 million of unamortized debt issuance costs as a loss on extinguishment of debt in the consolidated statements of income. The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of December 31, 2020, the Company was in compliance with such covenants.
Issuance of 2027 Senior Notes
LPLH raised $400.0 million in aggregate principal amount of 4.625% senior notes on November 12, 2019, which were issued at par (“2027 Notes”). The 2027 Notes are unsecured obligations, governed by an indenture, that will mature on November 15, 2027, and bear interest at the rate of 4.625% per year, with interest payable semi-annually. The Company may redeem all or part of the 2027 Notes at any time prior to November 15, 2022 (subject to a customary “equity claw” redemption right) at 100% of the principal amount redeemed plus a “make-whole” premium. Thereafter, the Company may redeem all or part of the 2027 Notes at annually declining redemption premiums until November 15, 2024, at and after which date the redemption price will be equal to 100% of the principal amount redeemed plus any accrued and unpaid interest thereon.
Issuance of 2025 Senior Notes
LPLH issued $500.0 million aggregate principal amount of 5.75% senior notes on March 10, 2017 and $400.0 million aggregate principal amount of 5.75% senior notes on September 21, 2017 (together, the “2025 Notes”). The 2025 Notes are unsecured obligations, governed by an indenture, that will mature on September 15, 2025, and bear interest at the rate of 5.75% per year, with interest payable semi-annually. The Company may redeem all or part of the 2025 Notes at annually declining redemption premiums until March 15, 2023, at and after which date the redemption price will be equal to 100% of the principal amount redeemed.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Term Loan B
Borrowings under the Term Loan B facility bear interest at a rate per annum of 175 basis points over the Eurodollar Rate or 75 basis points over the base rate (as defined in the Credit Agreement), and have no leverage or interest coverage maintenance covenants. The Eurodollar Rate option is the one-, two-, three-, or six-month LIBOR rate, as selected by LPLH, or, with the approval of the applicable lenders, twelve-month LIBOR rate or the LIBOR rate for another period acceptable to the Administrative Agent (including a shorter period). The LIBOR rate, on which the Eurodollar Rate is based, is expected to be discontinued by June 30, 2023. The Credit Agreement permits LPLH to agree with the administrative agent for the Credit Agreement on a replacement benchmark rate subject to certain conditions (including that a majority of the lenders do not object to such replacement rate within a specified period of time following notice thereof from the administrative agent).
The Company is required to make quarterly payments on the Term Loan B facility equal to 0.25% of the aggregate principal amount of the loans under the Term Loan B facility.
Revolving Credit Facility
Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 125 to 175 basis points over the Eurodollar Rate or 25 to 75 basis points over the base rate, depending on the Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement).
Broker-Dealer Revolving Credit Facility
On July 31, 2019, LPL Financial, the Company’s broker-dealer subsidiary, entered into a committed, unsecured revolving credit facility that matures on July 31, 2024 and allows for a maximum borrowing of up to $300.0 million. LPL Financial incurred approximately $1.5 million in debt issuance costs. Borrowings bear interest at a rate per annum ranging from 112.5 to 137.5 basis points over the Federal Funds Rate or Eurodollar Rate, depending on the Parent Leverage Ratio (each as defined in the broker-dealer credit agreement). The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of December 31, 2020.
The minimum calendar year payments and maturities of the long-term borrowings as of December 31, 2020 were as follows (in thousands):

2021	$10,700
2022	10,700
2023	10,700
2024	10,700
2025	910,700
Thereafter	1,405,800
Total	$2,359,300
Other External Lines of Credit
LPL Financial maintained six uncommitted lines of credit as of December 31, 2020. Two of the lines have unspecified limits, which are primarily dependent on their ability to provide sufficient collateral. The other four lines have a total limit of $275.0 million, one of which allows for collateralized borrowings while the other three allow for uncollateralized borrowings. There were no balances outstanding as of December 31, 2020 or December 31, 2019.
NOTE 12 - LEASES
The Company determines if an arrangement is a lease or contains a lease at inception. The Company has operating and finance leases for corporate offices and equipment with remaining lease terms of 1 to 16 years, some of which include options to extend the lease for up to 20 years. For leases with renewal options, the lease term is extended to reflect renewal options the Company is reasonably certain to exercise.
Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. As most of the Company’s leases do not provide

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

an implicit rate, the Company estimates its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. Lease expense for net present value of payments is recognized on a straight-line basis over the lease term.
Finance lease assets are included in fixed assets in the consolidated statements of financial condition and at December 31, 2020 were $102.2 million.
The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2020	2019
Operating lease cost	$18,757	$17,610
Finance lease cost:
Amortization of right-of-use assets	$5,141	$4,786
Interest on lease liabilities	8,423	8,387
Total finance lease cost	$13,564	$13,173
    Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,368	$19,117
Operating cash flows from finance leases	$8,423	$8,387
Financing cash flows from finance leases	$1,169	$692
    Supplemental weighted-average information related to leases was as follows:

	December 31,
	2020	2019
Weighted-average remaining lease term (years):
Finance leases	25.3	26.2
Operating leases	7.9	9.1
Weighted-average discount rate:
Finance leases	7.82%	7.75%
Operating leases	7.07%	7.27%
    Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
2021	$22,025	$9,735
2022	22,577	8,802
2023	22,222	8,577
2024	22,024	8,727
2025	21,724	8,879
Thereafter	75,333	224,760
Total lease payments	185,905	269,480
Less imputed interest	46,528	162,056
Total	$139,377	$107,424

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 13 - INCOME TAXES
The Company’s provision for income taxes was as follows (in thousands):

	December 31,
	2020	2019	2018
Current provision:
Federal	$137,360	$156,378	$120,211
State	39,757	44,192	34,721
Total current provision	177,117	200,570	154,932
Deferred expense (benefit):
Federal	(17,991)	(13,971)	(1,874)
State	(5,693)	(4,644)	120
Total deferred benefit	(23,684)	(18,615)	(1,754)
Provision for income taxes	$153,433	$181,955	$153,178
A reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rates is set forth below:

	Years Ended December 31,
	2020	2019	2018
Federal statutory income tax rates	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.4	4.1	4.6
Non-deductible expenses	0.3	0.4	1.7
Share-based compensation	(1.0)	(1.4)	(1.4)
Research & development credits	(0.3)	(0.3)	(0.3)
Other	0.1	0.7	0.2
Effective income tax rates	24.5%	24.5%	25.8%
The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, settlement contingencies, tax credits and other permanent differences in tax deductibility of certain expenses. These items resulted in effective tax rates of 24.5%, 24.5% and 25.8% for the years ended December 31, 2020, 2019 and 2018, respectively.
The decrease in the Company’s effective income tax rate in 2019 compared to 2018 was due to decreases in non-deductible expenses.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of the net deferred income taxes included in the consolidated statements of financial condition were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Accrued liabilities	$120,638	$82,105
Share-based compensation	15,890	14,823
State taxes	5,537	6,932
Operating lease liabilities	37,632	37,580
Finance lease liabilities	28,519	28,350
Provision for bad debts	2,810	4,077
Forgivable loans	13,158	10,845
Other	2,024	1,773
Total deferred tax assets	226,208	186,485
Deferred tax liabilities:
Amortization of intangible assets	(64,907)	(70,953)
Depreciation of fixed assets	(97,612)	(87,739)
Operating lease assets	(27,681)	(27,189)
Other	(11,896)	(2,702)
Total deferred tax liabilities	(202,096)	(188,583)
Deferred income taxes, net	$24,112	$(2,098)
The following table reflects a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, including interest and penalties (in thousands):

	December 31,
	2020	2019	2018
Balance — Beginning of year	$52,098	$46,287	$42,657
Increases for tax positions taken during the current year	8,053	9,314	10,042
Reductions as a result of a lapse of the applicable statute of limitations and decreases in prior-year tax positions	(5,716)	(3,503)	(6,412)
Balance — End of year	$54,435	$52,098	$46,287
At December 31, 2020 and 2019, there were $48.1 million and $46.1 million, respectively, of unrecognized tax benefits that if recognized, would favorably affect the effective income tax rate in any future periods.
The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes within the consolidated statements of financial condition. At December 31, 2020 and 2019, the liability for unrecognized tax benefits included accrued interest of $7.3 million and $6.4 million, respectively, and penalties of $4.4 million.
The Company and its subsidiaries file income tax returns in the federal jurisdiction, as well as most state jurisdictions, and are subject to routine examinations by the respective taxing authorities. The Company has concluded all federal income tax matters for years through 2011 and all state income tax matters for years through 2007.
The tax years of 2012 to 2019 remain open to examination in the federal jurisdiction. The tax years of 2008 to 2019 remain open to examination in the state jurisdictions. In the next 12 months, it is reasonably possible that the Company may realize a reduction in unrecognized tax benefits of $2.7 million primarily related to the statute of limitations expiration in various state jurisdictions.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 14 - COMMITMENTS AND CONTINGENCIES
Service and Development Contracts
The Company is party to certain long-term contracts for systems and services that enable back office trade processing and clearing for its product and service offerings.
Future minimum payments under service, development and agency contracts, and other contractual obligations with initial terms greater than one year were as follows at December 31, 2020 (in thousands):

2021	$47,187
2022	33,338
2023	11,417
2024	7,733
2025	5,525
Thereafter	328
Total	$105,528
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded loan commitments at December 31, 2020.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

new developments and re-assesses the likelihood that a loss will occur and the estimated range or amount of loss, if those amounts can be reasonably determined. The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated.
On May 1, 2018 the Company agreed to a settlement structure with the North American Securities Administrators Association that related to the Company’s historical compliance with certain state “blue sky” laws and resulted in aggregate fines of approximately $26.4 million, the majority of which were covered by the Captive Insurance Subsidiary’s loss reserves. As part of the settlement structure, the Company engaged independent third party consultants to conduct a historical review of securities transactions and an operational review of the Company’s systems for complying with blue sky securities registration requirements. The Company also agreed to offer customers remediation in the form of reimbursement for any actual losses, plus interest, and these costs were not material.
Third-Party Insurance
The Company maintains third-party insurance coverage for certain potential legal proceedings, including those involving certain client claims. With respect to such client claims, the estimated losses on many of the pending matters are less than the applicable deductibles of the insurance policies.
Self-Insurance
The Company has self-insurance for certain potential liabilities through the Captive Insurance Subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends, so there are particular complexities and uncertainties involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured. As of December 31, 2020 and 2019, these self-insurance liabilities were $51.5 million and $40.1 million, respectively, and are included in accounts payable and accrued liabilities in the consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the consolidated statements of income for the years ended December 31, 2020, 2019 and 2018.
Other Commitments
As of December 31, 2020, the Company had approximately $338.5 million of client margin loans that were collateralized with securities having a fair value of approximately $473.9 million that LPL Financial can repledge, loan or sell. Of these securities, approximately $69.9 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of December 31, 2020, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $404.0 million of client collateral.
Securities owned, trading, on the consolidated statements of financial condition includes $4.5 million and $5.5 million pledged to the Options Clearing Corporation at December 31, 2020 and 2019, respectively, and $15.0 million pledged to the National Securities Clearing Corporation at December 31, 2020 and 2019.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15 - STOCKHOLDERS’ EQUITY
Dividends
    The payment, timing, and amount of any dividends are subject to approval by the Company’s board of directors (the “Board of Directors”) as well as certain limits under the Credit Agreement and indentures. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2020		2019		2018
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$19.7	$0.25	$21.1	$0.25	$22.6
Second quarter	$0.25	$19.7	$0.25	$20.8	$0.25	$22.3
Third quarter	$0.25	$19.8	$0.25	$20.5	$0.25	$21.9
Fourth quarter	$0.25	$19.8	$0.25	$20.2	$0.25	$21.5
Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the consolidated statements of financial condition.
On November 13, 2018, the Board of Directors authorized an increase to the Company’s existing share repurchase program, enabling the Company to repurchase its issued and outstanding common stock from time to time. As of December 31, 2020, the Company had $349.8 million remaining under the existing share repurchase program. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement, the indentures, and the Company’s general working capital needs. During the first quarter of 2020, the Company repurchased 1.8 million shares of common stock at a weighted-average price of $82.91 for a total of $150.0 million. The Company suspended share repurchases in early 2020 in light of the business and financial uncertainties created by the COVID-19 pandemic.
NOTE 16 - SHARE-BASED COMPENSATION
Certain employees, advisors, institutions, officers and directors of the Company participate in various long-term incentive plans, which provide for granting stock options, warrants, restricted stock awards, restricted stock units, deferred stock units and performance stock units.
In November 2010, the Company adopted the 2010 Omnibus Equity Incentive Plan (as amended and restated in May 2015, the “2010 Plan”), which provides for the granting of stock options, warrants, restricted stock awards, restricted stock units, deferred stock units, performance stock units and other equity-based compensation. Since its adoption, awards have been and are only made out of the 2010 Plan.
As of December 31, 2020, there were 20,055,945 shares authorized for grant and 3,531,003 shares remaining available for future issuance.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock Options and Warrants
The Company did not grant stock options or warrants during the year ended December 31, 2020. The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee and officer stock options that have been granted:

	Years Ended December 31,
	2019	2018
Expected life (in years)	5.43	5.43
Expected stock price volatility	35.80%	34.80%
Expected dividend yield	1.49%	1.71%
Risk-free interest rate	2.47%	2.66%
Fair value of options	$24.41	$19.86
The following table summarizes the Company’s stock option and warrant activity as of and for the year ended December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2019	2,705,241	$43.81
Granted	—	$—
Exercised	(664,644)	$37.24
Forfeited and Expired	(40,214)	$64.47
Outstanding — December 31, 2020	2,000,383	$45.57	5.28	$117,315
Exercisable — December 31, 2020	1,651,036	$39.61	4.74	$106,676
Exercisable and expected to vest — December 31, 2020	1,989,975	$45.41	5.27	$117,026
The following table summarizes information about outstanding stock options and warrants as of December 31, 2020:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	409,909	5.09	$19.85	409,909	$19.85
$25.01 - $35.00	346,442	1.39	$30.31	346,442	$30.31
$35.01 - $45.00	372,146	6.07	$39.64	372,146	$39.64
$45.01 - $65.00	216,835	3.73	$48.89	216,835	$48.89
$65.01 - $75.00	300,689	6.97	$65.52	190,759	$65.50
$75.01 - $80.00	354,362	8.01	$77.53	114,945	$77.53
	2,000,383	5.28	$45.57	1,651,036	$39.61
The Company recognized share-based compensation related to the vesting of stock options awarded to employees and officers of $4.4 million, $9.8 million and $8.1 million during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $2.8 million, which is expected to be recognized over a weighted-average period of 1.07 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, for the year ended December 31, 2020:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2019	8,296	$81.99	792,185		$66.40
Granted	9,865	$64.74	567,335		$77.32
Vested	(12,601)	$76.10	(417,227)		$55.29
Forfeited	—	$—	(37,848)		$77.62
Nonvested — December 31, 2020	5,560	$64.74	904,445	(1)	$77.90
Expected to vest — December 31, 2020	5,560	$64.74	806,479		$79.38
____________________
(1)    Includes 53,055 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $25.1 million, $18.2 million and $13.8 million of share-based compensation related to the vesting of these restricted stock awards and stock units during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, total unrecognized compensation cost for restricted stock awards and stock units was $32.7 million, which is expected to be recognized over a weighted-average remaining period of 1.92 years.
The Company also grants restricted stock units to its advisors and to financial institutions. The Company recognized share-based compensation of $2.3 million, $3.0 million and $6.1 million related to the vesting of these awards during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $4.7 million, which is expected to be recognized over a weighted-average remaining period of 2.18 years.
NOTE 17 - EARNINGS PER SHARE
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

	Years Ended December 31,
	2020	2019	2018
Net income	$472,640	$559,880	$439,459

Basic weighted-average number of shares outstanding	79,244	82,552	88,119
Dilutive common share equivalents	1,458	2,072	2,500
Diluted weighted-average number of shares outstanding	80,702	84,624	90,619

Basic earnings per share	$5.96	$6.78	$4.99
Diluted earnings per share	$5.86	$6.62	$4.85

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the years ended December 31, 2020, 2019 and 2018, stock options, warrants and stock units representing common share equivalents of 376,598 shares, 407,059 shares and 391,632 shares, respectively, were anti-dilutive.
NOTE 18 - EMPLOYEE AND ADVISOR BENEFIT PLANS
The Company participates in a 401(k) defined contribution plan sponsored by LPL Financial. All employees meeting minimum age and length of service requirements are eligible to participate. The Company has an employer matching program whereby employer contributions are made to the 401(k) plan, and employees are eligible for matching contributions after completing six months of service. For eligible employees, the Company matches up to 75% of the first 8% of an employee’s designated deferral of their eligible compensation. The Company’s total cost related to the 401(k) plan was $18.8 million, $16.2 million and $13.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, which is classified as compensation and benefits expense in the consolidated statements of income.
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
The Company maintains a non-qualified deferred compensation plan for the purpose of attracting and retaining advisors who operate, for tax purposes, as independent contractors, by providing an opportunity for participating advisors to defer receipt of a portion of their gross commissions generated primarily from commissions earned on the sale of various products. The deferred compensation plan has been fully funded to date by participant contributions. Plan assets are invested in mutual funds, which are held by the Company in a Rabbi Trust. The liability for benefits accrued under the non-qualified deferred compensation plan totaled $372.4 million at December 31, 2020, which is included in accounts payable and accrued liabilities in the consolidated statements of financial condition. The cash values of the related trust assets was $361.1 million at December 31, 2020, which is measured at fair value and included in other assets in the consolidated statements of financial condition.
Certain employees of the Company participate in a non-qualified deferred compensation plan that permits participants to defer portions of their compensation and earn interest on the deferred amounts. Plan assets are held by the Company in a Rabbi Trust and accounted for in the manner described above. As of December 31, 2020, the Company has recorded assets of $10.1 million and liabilities of $10.1 million, which are included in other assets and accounts payable and accrued liabilities, respectively, in the consolidated statements of financial condition.
NOTE 19 - RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has related party transactions with beneficial owners of more than ten percent of the Company’s outstanding common stock. Additionally, through its subsidiary LPL Financial, the Company provides services and charitable contributions to the LPL Financial Foundation, an organization that provides volunteer and financial support within the Company’s local communities.
The Company recognized revenues for services provided to these related parties of $4.8 million, $4.1 million and $3.5 million, during the years ended December 31, 2020, 2019 and 2018, respectively. The Company incurred expenses for the services provided by these related parties of $3.8 million, $3.2 million and $2.9 million, during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, receivables from and payables to related parties were not material.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 20 - NET CAPITAL AND REGULATORY REQUIREMENTS
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also provide that the broker-dealer’s capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and, as of December 31, 2020, had net capital of $119.0 million with a minimum net capital requirement of $11.1 million.
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
As of December 31, 2020 and 2019, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
NOTE 21 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK
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
LPL Financial is obligated to settle transactions with brokers and other financial institutions even if its advisors’ clients fail to meet their obligation to LPL Financial. Clients are required to complete their transactions on the settlement date, generally two business days after the trade date. If clients do not fulfill their contractual obligations, LPL Financial may incur losses. In addition, the Company occasionally enters into certain types of contracts to fulfill its sale of when-issued securities. When-issued securities have been authorized but are contingent upon the actual issuance of the security. LPL Financial has established procedures to reduce this risk by generally requiring that clients deposit cash or securities into their account prior to placing an order.
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
NOTE 22 - SUBSEQUENT EVENT
On February 1, 2021, the Board of Directors declared a cash dividend of $0.25 per share on the Company’s outstanding common stock to be paid on March 30, 2021 to all stockholders of record on March 16, 2021.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9B.  Other Information
None.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2020, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2020 was effective.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
LPL Financial Holdings Inc.
San Diego, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of LPL Financial Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 23, 2021, expressed an unqualified opinion on those financial statements.
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
February 23, 2021

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Other than the information relating to our executive officers provided in Part I of this Annual Report on Form 10-K, the information required to be furnished pursuant to this item is incorporated by reference to the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders.
Items 11, 12, 13 and 14.
The information required by Items 11, 12, 13 and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year end to which this report relates.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a) Consolidated Financial Statements and Schedules
Our consolidated financial statements are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Other financial statement schedules have been omitted because they are not applicable, not material, or the information is otherwise included.
(b) Exhibits

Exhibit No.	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of LPL Investment Holdings Inc., dated November 23, 2010 (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010, File No. 333-167325).

3.2
Certificate of Ownership and Merger Merging LPL Financial Holdings Inc. with and into LPL Investment Holdings Inc., dated June 14, 2012 (incorporated by reference to the Form 8-K filed on June 19, 2012, File No. 001-34963).

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of LPL Financial Holdings Inc., dated May 8, 2014 (incorporated by reference to the Form 8-K filed on May 9, 2014, File No. 001-34963).

3.4	Fifth Amended and Restated Bylaws of LPL Financial Holdings Inc. (incorporated by reference to the Form 8-K filed on March 12, 2014, File No. 001-34963).
4.1
Indenture, dated as of March 10, 2017, by and among LPL Holdings, Inc., the Guarantors listed thereto and U.S. Bank National Association, as Trustee (incorporated by reference to the Form 8-K filed on March 10, 2017, File No. 001-34963).

4.2
First Supplemental Indenture, dated as of September 21, 2017, among LPL Holdings, Inc., certain subsidiaries of the Company as Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to the Form 8-K filed on September 21, 2017, File No. 001-34963).

4.3
Indenture, dated as of November 12, 2019, among LPL Holdings, U.S. Bank National Association, as trustee, and certain subsidiaries of LPL Holdings, as guarantors (incorporated by reference to the Form 8-K filed on November 12, 2019, File No. 001-34963).

4.4	Description of Registrant’s Securities (incorporated by reference to the Form 10-K filed on February 21, 2020 File No. 001-34963).
10.1	Form of Indemnification Agreement (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010, File No. 333-167325).
10.2	LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010, File No. 333-167325).
10.3
Form of Senior Management Stock Option Award granted under the LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan (incorporated by reference to the Form 10-K filed on February 26, 2013, File No. 001-34963).

10.4
Form of Employee Stock Option Award granted under the LPL Financial Holdings Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan (incorporated by reference to the Form 10-K filed on February 24, 2017, File No. 001-34963).

10.5
Form of Employee Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan (incorporated by reference to the Form 10-K filed on February 24, 2017, File No. 001-34963).

10.6
Form of Employee Performance Stock Unit Award granted under the LPL Financial Holdings Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan (incorporated by reference to the Form 10-K filed on February 24, 2017, File No. 001-34963).

10.7
Form of Employee Stock Option Award granted under the LPL Financial Holdings Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan (incorporated by reference to the Form 10-K filed on February 26, 2014, File No. 001-34963).

10.8
Form of Employee Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan (incorporated by reference to the Form 10-K filed on February 26, 2014, File No. 001-34963).

Exhibit No.	Description of Exhibit
10.9
Form of Advisor Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. 2010 Omnibus Equity Incentive Plan (incorporated by reference to the Form 10-K filed on February 26, 2014, File No. 001-34963).

10.10
Form of Financial Institution Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. 2010 Omnibus Equity Incentive Plan (incorporated by reference to the Form 10-K filed on February 26, 2014, File No. 001-34963).

10.11	Amended and Restated LPL Financial Holdings Inc. 2010 Omnibus Equity Incentive Plan (incorporated by reference to the Form 8-K filed on May 15, 2015, File No. 001-34963).
10.12	LPL Financial LLC Executive Severance Plan, amended and restated as of February 23, 2017 (incorporated by reference to the Form 10-K filed on February 24, 2017, File No. 001-34963).
10.13	LPL Financial Holdings Inc. Non-Employee Director Compensation Policy (incorporated by reference to the Form 10-K filed on February 21, 2020 File No. 001-34963).
10.14	LPL Financial Holdings Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to the Form 10-K filed on February 25, 2016, File No. 001-34963).
10.15
Credit Agreement, dated as of March 29, 2012, by and among LPL Investment Holdings Inc., LPL Holdings, Inc., the several lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent Collateral Agent, Letter of Credit Issuer, and Swingline Lender (incorporated by reference to the Form 8-K filed on April 2, 2012, File No. 001-34963).

10.16
First Amendment and Incremental Assumption Agreement, dated as of May 13, 2013, by and among LPL Financial Holdings Inc., LPL Holdings, Inc., certain subsidiaries of the Company, as Guarantors, the several lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent (incorporated by reference to the Form 8-K filed on May 13, 2013, File No. 001-34963).

10.17
Second Amendment, Extension and Incremental Assumption Agreement, dated as of October 1, 2014, by and among LPL Financial Holdings Inc., LPL Holdings, Inc., certain subsidiaries of the Company as Guarantors, the lenders and additional lenders party thereto, Bank of America, N.A. as Administrative Agent and Current Agent and JP Morgan Chase Bank, N.A., as Future Agent (incorporated by reference to the Form 10-Q filed on October 30, 2014, File No. 001-34963).

10.18
Third Amendment, Extension, and Incremental Assumption Agreement, dated as of November 20, 2015 by and among LPL Financial Holdings Inc., LPL Holdings, Inc., certain subsidiaries of the Company, as Guarantors, the lenders and additional lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to the Form 10-K filed on February 25, 2016, File No. 001-34963).

10.19
Fourth Amendment Agreement, dated as of March 10, 2017, among LPL Financial Holdings Inc., LPL Holdings, Inc., certain subsidiaries of the Company, as Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase bank, N.A. and Morgan Stanley Bank, N.A., as Letter of Credit Issuers and JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as Swingline Lenders (incorporated by reference to the Form 8-K filed on March 10, 2017, File No. 001-34963).

10.20
Amendment Agreement, dated June 20, 2017, among LPL Holdings, Inc., LPL Financial Holdings Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to the Form 10-Q filed on August 1, 2017, File No. 001-34963).

10.21
Second Amendment, dated as of September 21, 2017, among LPL Financial Holdings Inc., LPL Holdings Inc., certain subsidiaries of the Company, as Guarantors, the incremental lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase bank, N.A. and Morgan Stanley Bank, N.A., as Letter of Credit Issuers and JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A. and Goldman Sachs Bank USA, as Swingline Lenders (incorporated by reference to the Form 8-K filed on September 21, 2017, File No. 001-34963).

10.22
Third Amendment, dated as of April 25, 2019, among LPL Financial Holdings Inc., LPL Holdings Inc., certain subsidiaries of the Company, as Guarantors, the incremental lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as Letter of Credit Issuers and JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A. and Goldman Sachs Bank USA, as Swingline Lenders (incorporated by reference to the Form 10-Q filed on July 30, 2019, File No. 001-34963).

10.23
Fourth Amendment, dated as of November 12, 2019, among LPL Financial Holdings Inc., LPL Holdings Inc., certain subsidiaries of the Company, as Guarantors, the incremental lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as Letter of Credit Issuers and JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A. and Goldman Sachs Bank USA, as Swingline Lenders (incorporated by reference to the Form 8-K filed on November 12, 2019, File No. 001-34963).

Exhibit No.	Description of Exhibit
10.24
BETAHost Master Subscription Agreement dated as of January 5, 2009 between LPL Financial Corporation and Refinitiv US LLC (f/k/a Thomson Financial LLC), as amended. (incorporated by reference to the Form 10-K filed on February 23, 2021 File No. 001-34963).*

10.25	LPL Financial Holdings Inc. 2012 Employee Stock Purchase Plan, as amended and restated, effective as of October 29, 2019.*
21.1	List of Subsidiaries of LPL Financial Holdings Inc.*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
101.LAB	Inline XBRL Taxonomy Extension Label*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to 17 C.F.R. §§230.406 and 230.83, the confidential portions of this exhibit have been omitted and are marked accordingly.

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LPL Financial Holdings Inc.

By:	/s/ Dan H. Arnold
Dan H. Arnold
President and Chief Executive Officer
Dated: February 23, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan H. Arnold
Dan H. Arnold	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 23, 2021

/s/ Matthew J. Audette
Matthew J. Audette	Chief Financial Officer (Principal Financial Officer)	February 23, 2021

/s/ Brent B. Simonich
Brent B. Simonich	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2021

/s/ Edward Bernard
Edward Bernard	Director	February 23, 2021

/s/ Paulett Eberhart
Paulett Eberhart	Director	February 23, 2021

/s/ William F. Glavin Jr.
William F. Glavin Jr.	Director	February 23, 2021

/s/ Allison Mnookin
Allison Mnookin	Director	February 23, 2021

/s/ Anne M. Mulcahy
Anne M. Mulcahy	Director	February 23, 2021

/s/ James S. Putnam
James S. Putnam	Director	February 23, 2021

/s/ Richard P. Schifter
Richard P. Schifter	Director	February 23, 2021

/s/ Corey E. Thomas
Corey E. Thomas	Director	February 23, 2021