Form 10-Q
period 2021-03-31
LPL Financial Holdings Inc.
filed 2021-05-04
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
☐ Yes   ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of April 27, 2021 was 79,943,183.

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
When we use the terms “LPLFH”, “LPL”, “we”, “us”, “our” and “the Company”, we mean LPL Financial Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding:
•the Company’s future financial and operating results, outlook, growth, plans, business strategies, liquidity and future share repurchases, including statements regarding future resolution of regulatory matters, legal proceedings and related costs;
•the Company’s future revenues and expenses;
•future affiliation models and capabilities;
•market and macroeconomic trends;
•projected savings and anticipated improvements to the Company’s operating model, services and technologies as a result of its investments, initiatives, programs and acquisitions;
•expected impacts of the coronavirus disease 2019 (“COVID-19”) pandemic on the Company’s businesses; and
•any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements.

These forward-looking statements are based on the Company’s historical performance and its plans, estimates and expectations as of May 4, 2021. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive and other factors, which may cause actual financial or operating results, levels of activity or the timing of events to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:

•changes in general economic and financial market conditions, including retail investor sentiment;
•changes in interest rates and fees payable by banks participating in the Company’s client cash programs, including the Company’s success in negotiating agreements with current or additional counterparties;
•the Company’s strategy and success in managing client cash program fees;
•fluctuations in the levels of advisory and brokerage assets, including net new assets, and the related impact on revenues;
•effects of competition in the financial services industry;
•the success of the Company in attracting and retaining financial advisors and institutions, and their ability to market effectively financial products and services;
ii

•whether retail investors served by newly-recruited advisors choose to move their respective assets to new accounts at the Company;
•changes in growth and profitability of the Company’s fee-based business, including the Company’s centrally managed advisory platform;
•the effect of current, pending and future legislation, regulation and regulatory actions, including disciplinary actions imposed by federal and state regulators and self-regulatory organizations;
•the cost of settling and remediating issues related to regulatory matters or legal proceedings, including actual costs of reimbursing customers for losses in excess of our reserves;
•changes made to the Company’s services and pricing, including in response to competitive developments and current, pending and future legislation, regulation and regulatory actions, and the effect that such changes may have on the Company’s gross profit streams and costs;
•execution of the Company’s capital management plans, including its compliance with the terms of its credit agreement and the indentures governing its senior notes;
•the price, the availability and trading volumes of shares of the Company’s common stock, which will affect the timing and size of future share repurchases by the Company, if any;
•execution of the Company’s plans and its success in realizing the synergies, expense savings, service improvements or efficiencies expected to result from its investments, initiatives and acquisitions, including its acquisition involving the wealth management business of Waddell & Reed Financial, Inc., expense plans and technology initiatives;
•the performance of third-party service providers to which business processes have been transitioned;
•the Company’s ability to control operating risks, information technology systems risks, cybersecurity risks and sourcing risks;
•the effects of the COVID-19 pandemic, including efforts to contain it; and
•the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s 2020 Annual Report on Form 10-K, as may be amended or updated in the Company’s Quarterly Reports on Form 10-Q.

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

PART I — FINANCIAL INFORMATION
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
LPL is a leader in the markets we serve, supporting more than 17,000 financial advisors nationwide. We are steadfast in our commitment to the advisor-centered model and the belief that Americans deserve access to objective guidance from a financial advisor. At LPL, independence means that advisors have the freedom they deserve to choose the business model, services, and technology resources that allow them to run their perfect practice. And they have the freedom to manage their client relationships, because they know their clients best. Our mission is to take care of our advisors, so they can take care of their clients.
We do that through a singular focus on providing our advisors with the front-, middle- and back-office support they need to serve the large and growing market for comprehensive financial advice from an advisor. We believe that we are the only company that offers advisors the unique combination of an integrated technology platform, comprehensive self-clearing services and open architecture access to a wide range of non-proprietary products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting and market-making.
We believe investors achieve better outcomes when working with a financial advisor. We strive to make it easy for advisors to do what is best for their clients, while protecting advisors and investors and promoting freedom and choice through access to a wide range of diligently evaluated non-proprietary products.

Executive Summary
Financial Highlights
Results for the first quarter of 2021 included net income of $129.6 million, or $1.59 per share, which compares to $155.6 million, or $1.92 per share, for the first quarter of 2020.
Asset Growth Trends
Total advisory and brokerage assets were $958.3 billion as of March 31, 2021, up 43% from $669.9 billion as of March 31, 2020. Total net new assets were $28.9 billion for the three months ended March 31, 2021, compared to $14.3 billion for the same period in 2020.
Net new advisory assets were $22.7 billion for the three months ended March 31, 2021, compared to $13.2 billion for the same period in 2020. As of March 31, 2021, our advisory assets were $496.7 billion, up from $322.3 billion as of March 31, 2020, an increase of 54%, and represented 52% of total advisory and brokerage assets served.
Net new brokerage assets were $6.2 billion for the three months ended March 31, 2021, compared to $1.2 billion for the same period in 2020. As of March 31, 2021, our brokerage assets were $461.6 billion, up from $347.6 billion as of March 31, 2020, an increase of 33%.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, of $579.4 million for the three months ended March 31, 2021, increased 1% from $575.6 million for the three months ended March 31, 2020. Gross profit is calculated as total revenues, less commission and advisory expenses and brokerage, clearing and exchange fees. Management presents gross profit because we believe that measure may provide useful insight to investors in evaluating the Company’s core operating performance before indirect costs that are general and administrative in nature. See footnote 9 to the Financial Metrics table within the “How We Evaluate Our Business” section for additional information on gross profit.
Shareholder Capital Returns
We returned $20.0 million of capital, in the form of dividends, to shareholders during the three months ended March 31, 2021.

COVID-19 Response
In response to the COVID-19 pandemic, we have taken measures to protect the health and safety of our employees, as well as the stability and continuity of our operations. For example, we have equipped and enabled a substantial majority of employees to work remotely, implemented physical distancing and enhanced cleaning protocols throughout our corporate offices, and have worked closely with our vendors to maintain service continuity throughout the increased market volatility and operational volumes that occurred during the year. We also made extra support available to our advisors by extending service hours and providing additional resources to enable them to deliver differentiated services to their clients. Please consult Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K for more information about the risks associated with COVID-19.

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

	As of and for the Three Months Ended March 31,
Operating Metrics (dollars in billions)(1)	2021	2020
Advisory and Brokerage Assets
Advisory assets(2)(3)	$496.7	$322.3
Brokerage assets(2)(4)	461.6	347.6
Total Advisory and Brokerage Assets(2)	$958.3	$669.9
Advisory Assets % of Total Advisory and Brokerage Assets	51.8%	48.1%

Net New Assets
Net new advisory assets(5)	$22.7	$13.2
Net new brokerage assets(6)	6.2	1.2
Total Net New Assets(7)	$28.9	$14.3

Total Net New Assets Annualized Growth Rate(8)	12.8%	7.5%

Client Cash Balances(2)
Insured cash account balances	$37.4	$34.5
Deposit cash account balances	7.9	8.7
Total Bank Sweep Balances	45.3	43.2
Money market account balances	1.3	1.8
Purchased money market fund balances	1.6	2.8
Total Client Cash Balances	$48.3	$47.8

Net Buy (Sell) Activity(9)	$17.4	$0.2

	As of and for the Three Months Ended March 31,
Business and Financial Metrics (dollars in millions, except per share data)	2021	2020
Advisors	17,672	16,763
Average Total Assets per Advisor(10)	$54.2	$40.0
Employees - period end	4,815	4,358

Share Repurchases	$—	$150.0
Dividends	$20.0	$19.7
% of Capital Returned to Shareholders(11)	14.0%	101.3%

Leverage Ratio(12)	2.11	2.07

	Three Months Ended March 31,
	2021	2020
Total revenues	$1,707.6	$1,463.4
Net Income	$129.6	$155.6
Earnings per share (“EPS”), diluted	$1.59	$1.92
EPS prior to amortization of intangible assets and acquisition costs(13)	$1.77	$2.06
Gross Profit(14)	$579.4	$575.6
EBITDA(15)	$267.5	$280.2
EBITDA as a % of Gross Profit	46.2%	48.7%
Core G&A(16)	$236.3	$223.2
_______________________________
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
(5)Net new advisory assets consists of total client deposits into custodied advisory accounts less total client withdrawals from custodied advisory accounts, plus dividends, plus interest, minus advisory fees. We consider conversions from and to brokerage accounts as deposits and withdrawals, respectively. Figures for net new advisory assets reported prior to April 2020 did not include dividends and interest or subtract advisory fees. The figure previously reported for the three months ended March 31, 2020 was an inflow of $12.5 billion.
(6)Net new brokerage assets consists of total client deposits into brokerage accounts less total client withdrawals from brokerage accounts, plus dividends, plus interest. We consider conversions from and to advisory accounts as deposits and withdrawals, respectively. Figures for net new brokerage assets reported prior to April 2020 did not include dividends and interest. The figure previously reported for the three months ended March 31, 2020 was $0.0 billion.
(7)Includes $11.8 billion of assets that transitioned onto our platform from BMO Harris, during the three months ended March 31, 2021.
(8)Calculated as annualized current period net new assets divided by preceding period total advisory and brokerage assets.
(9)Represents the amount of securities purchased less the amount of securities sold in client accounts custodied with LPL Financial. Reported activity does not include any other cash activity, such as deposits, withdrawals, dividends received or fees paid.
(10)Calculated based on the end-of-period total advisory and brokerage assets divided by the end-of-period advisor count.
(11)Percentage of capital returned to shareholders is calculated as dividends plus share repurchases, divided by net income plus amortization of intangible assets, net of tax.
(12)A financial covenant from our credit agreement calculated as consolidated total debt to consolidated EBITDA. Please consult the “Debt and Related Covenants” section for more information.

(13)EPS prior to amortization of intangible assets and acquisition costs is a non-GAAP financial measure defined as GAAP EPS plus the per share impact of amortization of intangible assets and acquisition costs. The per share impact is calculated as amortization of intangible assets expense and acquisition costs, net of applicable tax benefit, divided by the number of shares outstanding for the applicable period. Acquisition costs are the one-time costs to setup, onboard and integrate acquired entities. The Company presents EPS prior to amortization of intangible assets and acquisition costs because management believes that the metric can assist investors in comparing our performance to that of other companies on a consistent basis without regard to certain items which do not directly affect our ongoing operating performance. EPS prior to amortization of intangible assets and acquisition costs is not a measure of the Company's financial performance under GAAP and should not be considered as an alternative to GAAP EPS or any other performance measure derived in accordance with GAAP. Below is a reconciliation of EPS prior to amortization of intangible assets and acquisition costs to the Company’s GAAP EPS for the periods presented:

	Three Months Ended March 31,
EPS Reconciliation (in millions, except per share data)	2021	2020
GAAP EPS	$1.59	$1.92
Amortization of intangible assets	$17.4	$16.6
Acquisition costs	$2.4	$—
Tax benefit	$(5.3)	$(4.6)
Amortization of intangible assets and acquisition costs, net of tax benefit	$14.5	$11.9
Diluted share count	81.6	81.2
EPS impact	$0.18	$0.15
EPS prior to amortization of intangible assets and acquisition costs	$1.77	$2.06

(14)Set forth below is a calculation of gross profit, calculated as total revenues less advisory and commission expenses and brokerage, clearing and exchange fees. All other expense categories, including depreciation and amortization of fixed assets and amortization of intangible assets, are considered by management to be general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP financial measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can provide investors with useful insight into our core operating performance before indirect costs that are general and administrative in nature.

	Three Months Ended March 31,
Gross Profit (in millions)	2021	2020
Total revenues	$1,707.6	$1,463.4
Advisory and commission expense	1,108.9	870.8
Brokerage, clearing and exchange fees	19.4	17.0
Gross profit(†)	$579.4	$575.6
_______________________________
(†)    Totals may not foot due to rounding.
(15)EBITDA is a non-GAAP financial measure defined as net income plus interest and other expense, income tax expense, depreciation and amortization, and amortization of intangible assets. The Company presents EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA is not a measure of the Company’s financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of profitability or liquidity. In addition, the Company’s EBITDA can differ significantly from EBITDA calculated by other companies, depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Below is a reconciliation of EBITDA to net income for the periods presented:

	Three Months Ended March 31,
EBITDA Reconciliation (in millions)	2021	2020
Net income	$129.6	$155.6
Non-operating interest expense and other	25.1	29.3
Provision for income taxes	35.5	52.0
Depreciation and amortization	35.5	26.6
Amortization of intangible assets	17.4	16.6
Loss on extinguishment of debt	24.4	—
EBITDA	$267.5	$280.2

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

	Three Months Ended March 31,
Operating Expense Reconciliation (in millions)	2021	2020
Core G&A	$236.3	$223.2
Regulatory charges	7.6	6.2
Promotional	54.2	57.4
Acquisition costs	2.4	—
Employee share-based compensation	11.4	8.6
Total G&A	311.8	295.4
Advisory and commission	1,108.9	870.8
Depreciation and amortization	35.5	26.6
Amortization of intangible assets	17.4	16.6
Brokerage, clearing and exchange	19.4	17.0
Total operating expenses	$1,493.0	$1,226.4

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
Our accruals, including those established through our captive insurance subsidiary at March 31, 2021, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.
The outcome of regulatory or legal proceedings could result in legal liability, regulatory fines or monetary penalties in excess of our accruals and insurance, which could have a material adverse effect on our business, results of operations, cash flows or financial condition. For more information on management’s loss contingency policies, see Note 10 - Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements.
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

Acquisitions, Integrations and Divestitures
We continuously assess the competitive landscape in connection with our capital allocation framework as we pursue acquisitions, integrations and divestitures. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. Our recent acquisitions are as follows:
•Waddell & Reed Financial, Inc. (“Waddell & Reed”) - In December 2020, we entered into an agreement with Macquarie Management Holdings, Inc. (“Macquarie”) to acquire the wealth management business of Waddell & Reed. The transaction closed on April 30, 2021.
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
See Note 4 - Acquisitions, within the notes to the unaudited condensed consolidated financial statements for further detail.

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the U.S. financial markets. The global economy in general continued to show improvement in the first quarter of 2021, supported by additional fiscal stimulus, accommodative central bank policy and accelerating vaccine distribution. Despite clear progress, efforts to contain the COVID-19 pandemic continue to play a significant role in the global economy and the recovery has been uneven, with progress in some regions delayed by the impact of new COVID-19 variants as well as varying policy responses.
The outlook for the U.S. economy, in particular, has improved substantially over the first quarter of 2021. The Federal Reserve’s (“Fed”) most recent median GDP projection for 2021, released following its March 16-17, 2021 policy meeting, saw the economy growing 6.5% in 2021, a large upgrade from a median projection of 4.2% just three months earlier. According to the most recent estimate by the U.S. Bureau of Economic Analysis, the U.S. economy expanded at an annualized rate of 4.3% in the fourth quarter of 2020 after a dramatic rebound in the third quarter. Data received during the first quarter of 2021 suggests that growth has likely accelerated further from fourth quarter 2020 levels. The unemployment rate, which had spiked to 14.8% in April 2020 has declined steadily to 6.0% in March 2021, according to the Fed. The Fed also reports that consumer spending has increased, supported by an additional fiscal stimulus passed in March 2021, high savings levels and the gradual reopening of the economy. Business investment has continued to rebound and readings on both manufacturing and service sector activity are showing strong acceleration, although off of weak levels for those sectors most impacted by the pandemic.
The S&P 500 Index returned 6.2% during the first quarter of 2021. Smaller stocks significantly outperformed the larger stocks represented in the S&P 500 Index for the second straight quarter, as the Russell 2000 Index returned 12.7%. Value-style stocks performed better than their growth counterparts as leading value sectors energy and financials outperformed while the growth-heavy technology sector lagged. Non-U.S. stocks trailed their U.S. counterparts during the quarter as the U.S. dollar strengthened. Developed international equities returned 3.6% while emerging markets (“EM”) returned 2.3%, based on the MSCI EAFE and MSCI EM indexes. Most fixed income sectors fell as interest rates rose sharply, with the 10-year Treasury yield climbing from 0.93% at year-end 2020 to 1.74% at the end of the first quarter 2021. The Bloomberg Barclays U.S. Aggregate Bond Index lost 3.4% over the quarter.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the first quarter of 2021, Fed policymakers maintained the target range for the federal funds rate at 0.0 to 0.25%. According to projection materials released following the conclusion of the March 16-17, 2021 policy meeting, the median expectation among meeting participants remains that the Fed will not begin raising rates until after 2023, although a few participants projected the Fed raising rates as early as 2022 and several in 2023. Federal Reserve Chair Jerome Powell continues to emphasize the Fed’s belief that any near-term increase in inflation is likely to be transitory and that the Fed would like to see realized inflation moderately above 2.0% for a meaningful period of time before it would raise interest rates.
Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes, and the potential related effects on our profitability and financial condition.

Results of Operations
The following discussion presents an analysis of our results of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	% Change
REVENUES
Advisory	$722,046	$579,027	24.7%
Commission	557,229	503,444	10.7%
Asset-based	264,706	285,506	(7.3)%
Transaction and fee	140,944	137,096	2.8%
Interest income	6,518	9,542	(31.7)%
Other	16,174	(51,218)	(131.6)%
Total revenues	1,707,617	1,463,397	16.7%
EXPENSES
Advisory and commission	1,108,899	870,795	27.3%
Compensation and benefits	161,540	146,802	10.0%
Promotional	54,181	57,398	(5.6)%
Depreciation and amortization	35,499	26,644	33.2%
Amortization of intangible assets	17,431	16,570	5.2%
Occupancy and equipment	43,584	39,546	10.2%
Professional services	15,625	14,605	7.0%
Brokerage, clearing and exchange	19,364	17,024	13.7%
Communications and data processing	11,993	10,835	10.7%
Other	24,900	26,228	(5.1)%
Total operating expenses	1,493,016	1,226,447	21.7%
Non-operating interest expense and other	25,059	29,318	(14.5)%
Loss on extinguishment of debt	24,400	—	100.0%
INCOME BEFORE PROVISION FOR INCOME TAXES	165,142	207,632	(20.5)%
PROVISION FOR INCOME TAXES	35,522	51,991	(31.7)%
NET INCOME	$129,620	$155,641	(16.7)%

Revenues
Advisory
Advisory revenues primarily represent fees charged to clients of our advisors for the use of our corporate RIA advisory platform, and are based on the value of their advisory assets. Advisory fees are billed to clients in advance, on a quarterly basis, and are recognized as revenue ratably during the quarter. The majority of our client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three-month period. Advisory revenues collected on our corporate advisory platform are proposed by the advisor and agreed to by the client and averaged 1.0% of the underlying assets for the three months ended March 31, 2021.
We also support separate investment adviser firms (“Hybrid RIAs”), through our hybrid advisory platform, which allows advisors to engage us for technology, clearing and custody services, as well as access to the capabilities of our investment platforms. The assets held under a Hybrid RIA’s investment advisory accounts custodied with LPL Financial are included in total advisory assets and net new advisory assets. The advisory revenue generated by a Hybrid RIA is not included in our advisory revenues. We charge separate fees to Hybrid RIAs for technology, clearing, administrative, oversight and custody services, which are included in our transaction and fee revenues in our unaudited condensed consolidated statements of income. The administrative fees collected on our hybrid advisory platform vary and can reach a maximum of 0.2% of the underlying assets as of March 31, 2021.
The following table summarizes the composition of advisory assets for the periods presented (dollars in billions):

	March 31,
	2021	2020	$ Change	% Change
Corporate platform advisory assets	$317.5	$200.7	$116.8	58.2%
Hybrid platform advisory assets	179.2	121.6	57.6	47.4%
Total advisory assets(1)	$496.7	$322.3	$174.4	54.1%
_______________________________
(1)Totals may not foot due to rounding.
Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenues is not realized in the same period. The following table summarizes activity in advisory assets for the periods presented (in billions):

	Three Months Ended March 31,
	2021	2020
Balance - Beginning of period	$461.2	$365.8
Net new advisory assets(1)	22.7	13.2
Market impact(2)	12.8	(56.7)
Balance - End of period	$496.7	$322.3
_______________________________
(1)Net new advisory assets consists of total client deposits into custodied advisory accounts less total client withdrawals from custodied advisory accounts, plus dividends, plus interest, minus advisory fees. We consider conversions from and to brokerage accounts as deposits and withdrawals, respectively. Previously reported figures for net new advisory assets did not include dividends and interest or subtract advisory fees. The figure previously reported for the three months ended March 31, 2020 was an inflow of $12.5 billion.
(2)Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, representing the implied growth or decline in asset balances due to market changes over the same period of time.
The growth in advisory revenues for the three months ended March 31, 2021 compared to 2020 was due to net new advisory assets resulting from our recruiting efforts and strong advisor productivity, as well as market gains as represented by higher levels of the S&P 500 Index.

Commission
We generate two types of commission revenues: sales-based commissions and trailing commissions. Sales-based commission revenues, which occur when clients trade securities or purchase various types of investment products, primarily represent gross commissions generated by our advisors. The levels of sales-based commission revenues can vary from period to period based on the overall economic environment, number of trading days in the reporting period and investment activity of our advisors’ clients. Trailing commission revenues, which are paid over time, are recurring in nature and are earned based on the market value of investment holdings in trail-eligible assets. We earn trailing commission revenues primarily on mutual funds and variable annuities held by clients of our advisors. See Note 3 - Revenues, within the notes to the unaudited condensed consolidated financial statements for further detail regarding our commission revenues by product category.
The following table sets forth our commission revenues included in our unaudited condensed consolidated statements of income (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Sales-based	$236,273	$228,391	$7,882	3.5%
Trailing	320,956	275,053	45,903	16.7%
Total commission revenues	$557,229	$503,444	$53,785	10.7%
The increase in sales-based commission revenues for the three months ended March 31, 2021 compared to 2020 was primarily driven by rising long-term interest rates that led to an increase in sales of annuities and fixed income products.
The increase in trailing commission revenues for the three months ended March 31, 2021 compared to 2020 was primarily due to the increase in value of annuities and mutual funds as a result of market increases.
The following table summarizes activity in brokerage assets for the periods presented (in billions):

	Three Months Ended March 31,
	2021	2020
Balance - Beginning of period	$441.9	$398.6
Net new brokerage assets(1)	6.2	1.2
Market impact(2)	13.5	(52.2)
Balance - End of period	$461.6	$347.6
_______________________________
(1) Net new brokerage assets consists of total client deposits into brokerage accounts less total client withdrawals from brokerage accounts, plus dividends, plus interest. We consider conversions from and to advisory accounts as deposits and withdrawals, respectively. Previously reported figures for net new brokerage assets did not include dividends and interest or subtract advisory fees. The figure previously reported for the three months ended March 31, 2020 was $0.0 billion.
(2) Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, representing the implied growth or decline in asset balances due to market changes over the same period of time.
While there has been a COVID-19 vaccine roll out and the number of cases in the United States is decreasing, that could change and we cannot predict how the ongoing COVID-19 pandemic and foreign and domestic responses to it will impact our future sales-based or trailing commission revenues. While domestic equity markets have recovered, COVID-19 cases remain widespread in many parts of the world, and significant market disruptions and volatility remain possible.
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
Asset-based revenues for the three months ended March 31, 2021 decreased compared to 2020 primarily due to decreased client cash revenues, partially offset by an increase in recordkeeping revenues and sponsorship programs.
Revenues for our recordkeeping and sponsorship programs for the three months ended March 31, 2021, which are largely based on the market value of the underlying assets, increased compared to 2020 due to the impact of market appreciation on the value of the underlying assets.
Client cash revenues for the three months ended March 31, 2021 decreased compared to 2020 due to the impact of a lower federal funds effective rate, partially offset by higher average client cash balances. For the three months ended March 31, 2021, our average client cash balances increased to $48.4 billion compared to $38.5 billion in 2020.
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
Transaction and fee revenues increased for the three months ended March 31, 2021 compared to 2020 primarily due to an increase in technology fee revenues, partially offset by a decrease in transaction fees due to trading volatility in 2020 caused by the COVID-19 pandemic.
Interest Income
We earn interest income from client margin loans, cash segregated under federal and other regulations and cash equivalents. Period-over-period variances correspond to changes in the average balances of margin loans and cash balances as well as changes in interest rates.
Interest income for the three months ended March 31, 2021 decreased compared to 2020, primarily due to lower average interest rates.
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
Other revenues for the three months ended March 31, 2021 increased compared to 2020, primarily due to realized and unrealized gains on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan, partially offset by a decrease in dividend income on assets held in our advisor non-qualified deferred compensation plan.
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

The following table sets forth our payout ratio, which is a statistical or operating measure:

	Three Months Ended March 31,
	2021	2020	Change
Payout ratio	85.62%	85.07%	55 bps
Our payout ratio for the three months ended March 31, 2021 increased compared to 2020, primarily due to price reductions on our corporate advisory platform.
Compensation and Benefits
Compensation and benefits include salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth our average number of employees for the three months ended March 31, 2021, compared to 2020.

	Three Months Ended March 31,
	2021	2020	Change
Average number of employees	4,787	4,350	10.0%
Compensation and benefits for the three months ended March 31, 2021 increased compared to 2020, primarily due to an increase in salary and employee benefit expenses resulting from an increase in headcount.
Promotional
Promotional expenses include business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events and other costs that support advisor business growth. The decrease in promotional expenses for the three months ended March 31, 2021 compared to 2020 was primarily driven by a decrease in advisor conference expenses due to conferences being cancelled or held in a virtual format in response to the COVID-19 pandemic, partially offset by an increase in costs associated with advisor loans.
Depreciation and Amortization
Depreciation and amortization relates to the use of fixed assets, which include internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization for the three months ended March 31, 2021 increased compared to 2020, primarily due to our continued investment in technology to improve our advisor platform and end-client experience.
Occupancy and Equipment
Occupancy and equipment expenses include the costs of leasing and maintaining our office spaces, software licensing and maintenance costs and maintenance expenses on computer hardware and other equipment. Occupancy and equipment expenses for the three months ended March 31, 2021 increased compared to 2020, primarily due to an increase in costs related to software maintenance and licensing fees in support of our service and technology investments.
Non-Operating Interest Expense and Other
Non-operating interest expense and other include expenses from our senior secured credit facilities, senior unsecured notes, finance leases and other non-operating expenses. Non-operating interest expense and other for the three months ended March 31, 2021 decreased compared to 2020, primarily due to a lower outstanding principal balance on our senior secured term loan.
Loss on Extinguishment of Debt
On March 15, 2021, we closed debt transactions in which we increased the borrowing capacity and extended the maturity date of our existing senior revolving credit facility to 2026, issued senior unsecured notes due in 2029 and redeemed our existing senior unsecured notes due in 2025. In connection with these transactions, we incurred $24.4 million as a loss on extinguishment of debt.

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
Our effective income tax rate was 21.5% and 25.0% for the three months ended March 31, 2021 and 2020, respectively. The decrease in our effective income tax rate for the three months ended March 31, 2021 compared to 2020 was primarily due to an increase in tax benefits associated with stock compensation under Accounting Standards Codification (“ASC”) Topic 718, and a reduction in unrecognized tax benefits related to the statute of limitations.
COVID-19 Impact
On March 11, 2020, the World Health Organization designated the spread of COVID-19 as a pandemic. As of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has had a significant impact on global financial markets, and we continue to monitor its effects on the overall economy and our operations. We are not yet able to determine the full impact of the pandemic; however, should it continue, there could be a material and adverse financial impact to our results of operations. Please consult Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K for more information about the risks associated with COVID-19.

Liquidity and Capital Resources
We have established liquidity and capital policies intended to support the execution of strategic initiatives, while meeting regulatory capital requirements and maintaining ongoing and sufficient liquidity. We believe liquidity is of critical importance to the Company and, in particular, to LPL Financial, our broker-dealer subsidiary. The objective of our policies is to ensure that we can meet our strategic, operational and regulatory liquidity and capital requirements under both normal operating conditions and under periods of stress in the financial markets.
Liquidity
Our liquidity needs are primarily driven by capital requirements at LPL Financial, interest due on our corporate debt and capital returns to holders of our common stock. Our liquidity needs at LPL Financial are driven primarily by the level and volatility of our client activity. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity. We believe that based on current levels of cash flows from operations and anticipated growth, together with available external liquidity sources, we have adequate liquidity to satisfy out working capital needs, the payment of all of our obligations and the funding of anticipated capital expenditures for the foreseeable future.
Parent Company Liquidity
LPL Holdings, Inc. (“Parent”), the direct holding company of our operating subsidiaries, considers its primary source of liquidity to be corporate cash. We define corporate cash as the sum of (1) cash held at the Parent and its non-regulated subsidiaries, (2) cash held at The Private Trust Company, N.A. (“PTC”) in excess of our senior secured credit agreement (the “Credit Agreement”) capital requirements and (3) cash held at LPL Financial in excess of 10 percent of its aggregate debits, which represents five times the net capital LPL Financial is required to maintain under the terms of the Credit Agreement. We believe corporate cash is a useful measure of the Parent’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash is monitored as part of our liquidity risk management. We target maintaining close to $200 million in corporate cash to cover approximately 24 months of principal and interest due on our corporate debt. The Company maintains additional liquidity through a $1 billion secured committed revolving credit facility. The Parent has the ability to borrow against the credit facility for working capital and general corporate purposes. Dividends from and excess capital generated by LPL Financial are the primary sources of corporate cash. Subject to regulatory approval or notification, capital generated by LPL Financial can be distributed to the Parent to the extent the capital levels exceed both regulatory requirements and internal capital thresholds. As of March 31, 2021, LPL Financial maintained excess regulatory capital of $42 million over Credit Agreement requirements. During the three months ended March 31, 2021, LPL Financial paid dividends of $175 million to the Parent.

Share Repurchases
We engage in share repurchase programs, which are approved by our board of directors (the “Board of Directors”), pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. We suspended share repurchases in early 2020 in light of the business and financial uncertainties created by the COVID-19 pandemic, which have since diminished. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate, and returning excess capital to shareholders. In the near term we are focused on allocating capital to organic growth and acquisitions, and will reassess capital deployment opportunities, including share repurchases over time. If we have excess capital to deploy beyond organic growth and acquisitions, we would consider restarting share repurchases. Also, the resumption, timing and amount of future share repurchases, if any, will be determined at our discretion within the constraints of our Credit Agreement, the indentures governing our senior unsecured notes (the “Indentures”) and consideration of our general liquidity needs. See Note 11 - Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our share repurchases.
Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by the Board of Directors as well as certain limits under our Credit Agreement and the Indentures. See Note 11 - Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our dividends.
LPL Financial Liquidity
LPL Financial relies primarily on customer payables to provide liquidity and to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling approximately $575 million. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents our external lines of credit at March 31, 2021 (dollars in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	March 2026	$—	$1,000
Broker-dealer revolving credit facility	LPL Financial LLC	July 2024	$—	$300
Secured, uncommitted lines of credit	LPL Financial LLC	March 2022	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2021	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2021	$—	$50
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Capital Resources
The Company seeks to manage capital levels in support of our business strategy of generating and effectively deploying capital for the benefit of our shareholders.
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
Our other working capital needs are primarily related to loans we are making to advisors and timing associated with receivables and payables, which we have satisfied in the past from internally generated cash flows.

We may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. These timing differences are funded either with internally generated cash flows or, if needed, with funds drawn on our uncommitted lines of credit at LPL Financial or under one of our revolving credit facilities.
LPL Financial is subject to the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from client transactions. At March 31, 2021, LPL Financial had net capital of $98.9 million with a minimum net capital requirement of $11.5 million.
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

As of March 31, 2021, we were in compliance with both financial covenants, a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage”. The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	March 31, 2021
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	5.00	2.11
Interest Coverage (Minimum)	3.00	10.24
See Note 8 - Long-term and Other Borrowings, within the notes to the unaudited condensed consolidated financial statements for further detail regarding the Credit Agreement and the Indentures.

Off-Balance Sheet Arrangements
We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include Company commitments to extend credit. For information on these arrangements, see Note 10 - Commitments and Contingencies and Note 17 - Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk, within the notes to the unaudited condensed consolidated financial statements.

Contractual Obligations
During the three months ended March 31, 2021, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2020 Annual Report on Form 10-K. See Note 8 - Long-term and Other Borrowings and Note 10 - Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K, for further detail.

Fair Value of Financial Instruments
We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures. See Note 5 - Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for a detailed discussion regarding our fair value measurements.

Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no changes to those policies that we consider to be material since the filing of our 2020 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
REVENUES
Advisory	$722,046	$579,027
Commission	557,229	503,444
Asset-based	264,706	285,506
Transaction and fee	140,944	137,096
Interest income	6,518	9,542
Other	16,174	(51,218)
Total revenues	1,707,617	1,463,397
EXPENSES
Advisory and commission	1,108,899	870,795
Compensation and benefits	161,540	146,802
Promotional	54,181	57,398
Depreciation and amortization	35,499	26,644
Amortization of intangible assets	17,431	16,570
Occupancy and equipment	43,584	39,546
Professional services	15,625	14,605
Brokerage, clearing and exchange	19,364	17,024
Communications and data processing	11,993	10,835
Other	24,900	26,228
Total operating expenses	1,493,016	1,226,447
Non-operating interest expense and other	25,059	29,318
Loss on extinguishment of debt	24,400	—
INCOME BEFORE PROVISION FOR INCOME TAXES	165,142	207,632
PROVISION FOR INCOME TAXES	35,522	51,991
NET INCOME	$129,620	$155,641
EARNINGS PER SHARE (Note 13)
Earnings per share, basic	$1.63	$1.96
Earnings per share, diluted	$1.59	$1.92
Weighted-average shares outstanding, basic	79,697	79,507
Weighted-average shares outstanding, diluted	81,622	81,166
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except share data)

ASSETS	March 31, 2021	December 31, 2020
Cash and cash equivalents	$839,144	$808,612
Cash segregated under federal and other regulations	839,428	923,158
Restricted cash	73,507	67,264
Receivables from:
Clients, net of allowance of $615 at March 31, 2021 and $520 at December 31, 2020	453,132	405,106
Product sponsors, broker-dealers and clearing organizations	240,465	233,192
Advisor loans, net of allowance of $7,362 at March 31, 2021 and $6,763 at December 31, 2020	558,144	547,372
Others, net of allowance of $3,238 at March 31, 2021 and $3,101 at December 31, 2020	351,443	306,640
Securities owned:
Trading — at fair value	47,964	29,252
Held-to-maturity — at amortized cost	11,972	13,235
Securities borrowed	13,565	30,130
Fixed assets, net of accumulated depreciation and amortization of $524,766 at March 31, 2021 and $489,997 at December 31, 2020	588,736	582,868
Operating lease assets	99,306	101,921
Goodwill	1,513,866	1,513,866
Intangible assets, net of accumulated amortization of $629,442 at March 31, 2021 and $612,011 at December 31, 2020	383,794	397,486
Deferred income taxes, net	24,246	24,112
Other assets	576,699	539,357
Total assets	$6,615,411	$6,523,571
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$151,397	$178,403
Payables to clients	1,294,664	1,356,083
Payables to broker-dealers and clearing organizations	125,563	89,743
Accrued advisory and commission expenses payable	195,044	187,040
Accounts payable and accrued liabilities	655,787	681,554
Income taxes payable	58,546	28,145
Unearned revenue	123,152	95,328
Securities sold, but not yet purchased — at fair value	1,316	206
Long-term and other borrowings, net	2,332,809	2,345,414
Operating lease liabilities	136,419	139,377
Finance lease liabilities	106,393	107,424
Total liabilities	5,181,090	5,208,717
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 600,000,000 shares authorized; 128,136,874 shares issued at March 31, 2021 and 127,585,764 shares issued at December 31, 2020	128	127
Additional paid-in capital	1,787,095	1,762,770
Treasury stock, at cost — 48,210,851 shares at March 31, 2021 and 48,115,037 shares at December 31, 2020	(2,406,221)	(2,391,062)
Retained earnings	2,053,319	1,943,019
Total stockholders’ equity	1,434,321	1,314,854
Total liabilities and stockholders’ equity	$6,615,411	$6,523,571
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2020
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2019	126,494	$126	$1,703,973	46,260	$(2,234,793)	$—	$1,554,567	$1,023,873
Cumulative effect of accounting change							(7,317)	(7,317)
Net income, net of tax expense						—	155,641	155,641
Issuance of common stock to settle restricted stock units, net	315	—	—	122	(8,370)			(8,370)
Treasury stock purchases				1,810	(150,036)			(150,036)
Cash dividends on common stock							(19,713)	(19,713)
Stock option exercises and other	227	1	6,971	(14)	487		488	7,947
Share-based compensation	—		9,332					9,332
BALANCE — March 31, 2020	127,036	$127	$1,720,276	48,178	$(2,392,712)	$—	$1,683,666	$1,011,357

	Three Months Ended March 31, 2021
			Additional Paid-In Capital			Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2020	127,586	$127	$1,762,770	48,115	$(2,391,062)	$—	$1,943,019	$1,314,854
Net income, net of tax expense						—	129,620	129,620
Issuance of common stock to settle restricted stock units, net	296	—	—	120	(16,030)			(16,030)
Cash dividends on common stock							(19,980)	(19,980)
Stock option exercises and other	255	1	12,348	(24)	871		660	13,880
Share-based compensation			11,977					11,977
BALANCE — March 31, 2021	128,137	$128	$1,787,095	48,211	$(2,406,221)	$—	$2,053,319	$1,434,321
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$129,620	$155,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,499	26,644
Amortization of intangible assets	17,431	16,570
Amortization of debt issuance costs	1,306	1,348
Share-based compensation	11,977	9,332
Provision for bad debts	1,977	2,691
Deferred income taxes	(133)	(89)
Loss on extinguishment of debt	24,400	—
Loan forgiveness	29,966	25,714
Other	(2,624)	(1,841)
Changes in operating assets and liabilities:
Receivables from clients	(48,120)	73,192
Receivables from product sponsors, broker-dealers and clearing organizations	(7,273)	(41,036)
Advisor loans	(41,337)	(48,013)
Receivables from others	(45,002)	(56,089)
Securities owned	(18,399)	15,221
Securities borrowed	16,565	1,757
Operating leases	(343)	(371)
Other assets	(39,205)	(51,675)
Drafts payable	(27,006)	(68,804)
Payables to clients	(61,419)	270,009
Payables to broker-dealers and clearing organizations	35,820	25,858
Accrued advisory and commission expenses payable	8,004	(18,970)
Accounts payable and accrued liabilities	(20,629)	(27,763)
Income taxes receivable/payable	30,401	45,153
Unearned revenue	27,824	26,578
Securities sold, but not yet purchased	1,110	119
Net cash provided by operating activities	60,410	381,176
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41,109)	(33,973)
Purchase of securities classified as held-to-maturity	—	(3,793)
Proceeds from maturity of securities classified as held-to-maturity	1,250	1,250
Net cash used in investing activities	(39,859)	(36,516)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	225,000	616,000
Repayments of revolving credit facilities	(225,000)	(545,000)
Repayment of senior unsecured notes	(900,000)	—
Repayment of senior secured term loans	(2,675)	(2,675)
Proceeds from senior unsecured notes	900,000	—
Payment of debt issuance costs	(12,150)	—
Make-whole premium on redemption of senior unsecured notes	(25,875)	—
Payment of contingent consideration	(3,645)	(10,000)
Tax payments related to settlement of restricted stock units	(16,030)	(8,370)
Repurchase of common stock	—	(150,036)
Dividends on common stock	(19,980)	(19,713)
Proceeds from stock option exercises and other	13,880	7,947
Principal payment of finance leases and obligations	(1,031)	(996)
Net cash used in financing activities	(67,506)	(112,843)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(46,955)	231,817
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	1,799,034	1,471,778
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$1,752,079	$1,703,595
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$33,729	$37,842
Income taxes paid	$5,101	$6,928
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$11,535	$15,031
Lease assets obtained in exchange for operating lease liabilities	$—	$3,447

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial condition that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31,
	2021	2020
Cash and cash equivalents	$839,144	$418,202
Cash segregated under federal and other regulations	839,428	1,217,692
Restricted cash	73,507	67,701
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,752,079	$1,703,595
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE COMPANY
LPL Financial Holdings Inc. (“LPLFH”), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the “Company”), provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at financial institutions (collectively, “advisors”) in the United States. Through its custody and clearing platform, using both proprietary and third-party technology, the Company provides access to diversified financial products and services, enabling its advisors to offer objective financial advice and brokerage services to retail investors (their “clients”). The Company’s most significant, wholly owned subsidiaries are described below:
•LPL Holdings, Inc. (“LPLH” or “Parent”), a Massachusetts holding corporation, is an intermediate holding company and directly or indirectly owns 100% of the issued and outstanding common stock of all of LPLFH’s indirect subsidiaries, including a captive insurance subsidiary (the “Captive Insurance Subsidiary”) that underwrites insurance for various legal and regulatory risks of the Company.
•LPL Financial LLC (“LPL Financial”), with primary offices in San Diego, California; Fort Mill, South Carolina; Boston, Massachusetts; and Austin, Texas, is a clearing broker-dealer and an investment adviser that principally transacts business as an agent for its advisors and financial institutions on behalf of their clients in a broad array of financial products and services. LPL Financial is licensed to operate in all 50 states, Washington D.C., Puerto Rico and the U.S. Virgin Islands.
•Fortigent Holdings Company, Inc. and its subsidiaries provide solutions and consulting services to registered investment advisers (“RIAs”), banks and trust companies serving high-net-worth clients.
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
•PTC Holdings, Inc. (“PTCH”) is a holding company for The Private Trust Company, N.A. (“PTC”). PTC is chartered as a non-depository limited purpose national bank, providing a wide range of trust, investment management oversight, and custodial services for estates and families. PTC also provides Individual Retirement Account (“IRA”) custodial services for LPL Financial. Each member of PTCH’s board of directors meets the direct equity ownership interest requirements that are required by the Office of the Comptroller of the Currency.
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
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of results of income, comprehensive income, financial position and cash flows in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents total commission revenues disaggregated by investment product category (in thousands):

	Three Months Ended March 31,
	2021	2020
Commission revenues
Annuities	$280,776	$245,662
Mutual funds	173,150	156,156
Fixed income	32,162	29,125
Equities	38,911	37,421
Other	32,230	35,080
Total commission revenues	$557,229	$503,444
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
The following table presents sales-based and trailing commission revenues disaggregated by product category (in thousands):

	Three Months Ended March 31,
	2021	2020
Commission revenues
Sales-based
Annuities	$95,539	$92,525
Mutual funds	47,279	45,534
Fixed income	32,162	29,125
Equities	38,911	37,421
Other	22,382	23,786
Total sales-based revenues	$236,273	$228,391
Trailing
Annuities	$185,237	$153,137
Mutual funds	125,871	110,622
Other	9,848	11,294
Total trailing revenues	$320,956	$275,053
Total commission revenues	$557,229	$503,444
Asset-Based
Asset-based revenues consist of fees from the Company’s client cash programs, which consist of fees from its money market programs and insured bank sweep vehicles, sponsorship programs and recordkeeping.

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
The following table sets forth asset-based revenues at a disaggregated level (in thousands):

	Three Months Ended March 31,
	2021	2020
Asset-based revenues
Client cash	$97,104	$151,398
Sponsorship programs	81,712	64,449
Recordkeeping	85,890	69,659
Total asset-based revenues	$264,706	$285,506
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth transaction and fee revenues disaggregated by recognition pattern (in thousands):

	Three Months Ended March 31,
	2021	2020
Transaction and fee revenues
Point-in-time(1)	$65,813	$65,638
Over time(2)	75,131	71,458
Total transaction and fee revenues	$140,944	$137,096
_______________________________
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
Interest Income
The Company earns interest income from client margin loans, cash segregated under federal and other regulations and cash equivalents.
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
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. The increase in the unearned revenue balance for the three months ended March 31, 2021 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by $92.3 million of revenues recognized that were included in the unearned revenue balance as of December 31, 2020.
For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes revenue as the conferences are held.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 4 - ACQUISITIONS
On December 2, 2020, the Company entered into an agreement with Macquarie Management Holdings, Inc. (“Macquarie”) to acquire the wealth management business of Waddell & Reed Financial, Inc. (“Waddell & Reed”) for $300 million. The transaction closed on April 30, 2021.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the three months ended March 31, 2021.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At March 31, 2021 and December 31, 2020, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At March 31, 2021, the Company did not adjust prices received from the independent third-party pricing services.

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
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$6,529	$—	$—	$6,529
Securities owned — trading:
Money market funds	132	—	—	132
Mutual funds	27,692	—	—	27,692
Equity securities	512	—	—	512
Debt securities	—	130	—	130
U.S. treasury obligations	19,498	—	—	19,498
Total securities owned — trading	47,834	130	—	47,964
Other assets	398,895	9,147	—	408,042
Total assets at fair value	$453,258	$9,277	$—	$462,535
Liabilities
Securities sold, but not yet purchased:
Equity securities	$83	$—	$—	$83
Debt securities	—	1,233	—	1,233
Total securities sold, but not yet purchased	83	1,233	—	1,316
Accounts payable and accrued liabilities	—	—	3,300	3,300
Total liabilities at fair value	$83	$1,233	$3,300	$4,616

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
The amortized cost, gross unrealized gain and fair value of held-to-maturity securities were as follows (in thousands):

	March 31, 2021	December 31, 2020
Amortized cost	$11,972	$13,235
Gross unrealized gain	116	159
Fair value	$12,088	$13,394
At March 31, 2021, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$4,999	$6,973	$—	$11,972
U.S. government notes — at fair value	$5,048	$7,040	$—	$12,088

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS
The balances in goodwill and intangible assets were a result of various acquisitions. See Note 9 - Goodwill and Other Intangible Assets, in the Company’s audited consolidated financial statements and the related notes in the 2020 Annual Report on Form 10-K for a discussion of the components of goodwill and additional information regarding intangible assets.
NOTE 8 - LONG-TERM AND OTHER BORROWINGS
The Company’s outstanding borrowings were as follows (dollars in thousands):

	March 31, 2021			December 31, 2020
Long-Term Borrowings	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan B(1)	$1,056,625	LIBOR+175 bps	1.86%	$1,059,300	LIBOR+175 bps	1.90%	11/12/2026
2025 Senior Notes(1)(2)	—	Fixed Rate	—%	900,000	Fixed Rate	5.75%
2027 Senior Notes(1)(3)	400,000	Fixed Rate	4.63%	400,000	Fixed Rate	4.63%	11/15/2027
2029 Senior Notes(1)(4)	900,000	Fixed Rate	4.00%	—	Fixed Rate	—%	3/15/2029
Total long-term borrowings	2,356,625			2,359,300
Plus: Unamortized Premium	—			7,083
Less: Unamortized Debt Issuance Cost	(23,816)			(20,969)
Net Carrying Value	$2,332,809			$2,345,414
Other Borrowings
Parent Revolving Credit Facility	$—	ABR+25 bps	—%	$—	ABR+25 bps	—%	3/15/2026
Broker-Dealer Revolving Credit Facility	—	FFR+125 bps	—%	—	FFR+125 bps	—%	7/31/2024
Total borrowings	$2,332,809			$2,345,414
_______________________________
(1)No leverage or interest coverage maintenance covenants.
(2)The 2025 Notes were redeemed in March 2021.
(3)The 2027 Notes were issued in November 2019 at par.
(4)The 2029 Notes were issued in March 2021 at par.

Credit Agreement
On March 15, 2021, LPLFH and LPLH entered into a fifth amendment agreement (the “Amendment”) to the Company’s amended and restated credit agreement (“Credit Agreement”), which, among other things, increased the size of its senior secured revolving credit facility to $1.0 billion and extended the maturity date of its senior secured revolving credit facility. In connection with the execution of the Amendment, the Company incurred $3.2 million in costs, which are capitalized as debt issuance costs in the unaudited condensed consolidated statements of financial condition. The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of March 31, 2021, the Company was in compliance with such covenants.
Issuance of 2029 Senior Notes
LPLH raised $900.0 million in aggregate principal amount of 4.00% senior notes on March 15, 2021, which were issued at par (“2029 Senior Notes”). The 2029 Senior Notes are unsecured obligations, governed by an indenture, that will mature on March 15, 2029, and bear interest at the rate of 4.00% per year, with interest payable semi-annually. The Company may redeem all or part of the 2029 Senior Notes at any time prior to March 15, 2024 (subject to a customary “equity claw” redemption right) at 100% of the principal amount redeemed plus a “make-whole” premium. Thereafter, the Company may redeem all or part of the 2029 Senior Notes at annually declining redemption premiums until March 15, 2026, at and after which date the redemption price will be equal to 100% of the principal amount redeemed plus any accrued and unpaid interest thereon. In connection with the issuance of the 2029 Senior Notes, the Company incurred $9.0 million in costs, which are capitalized as debt issuance costs in the unaudited condensed consolidated statements of financial condition.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Issuance of 2027 Senior Notes
LPLH raised $400.0 million in aggregate principal amount of 4.625% senior notes on November 12, 2019, which were issued at par (“2027 Senior Notes”). The 2027 Senior Notes are unsecured obligations, governed by an indenture, that will mature on November 15, 2027, and bear interest at the rate of 4.625% per year, with interest payable semi-annually. The Company may redeem all or part of the 2027 Senior Notes at any time prior to November 15, 2022 (subject to a customary “equity claw” redemption right) at 100% of the principal amount redeemed plus a “make-whole” premium. Thereafter, the Company may redeem all or part of the 2027 Senior Notes at annually declining redemption premiums until November 15, 2024, at and after which date the redemption price will be equal to 100% of the principal amount redeemed plus any accrued and unpaid interest thereon.
Redemption of 2025 Senior Notes
LPLH issued $500.0 million aggregate principal amount of 5.75% senior notes on March 10, 2017 and $400.0 million aggregate principal amount of 5.75% senior notes on September 21, 2017 (together, the “2025 Senior Notes”). The company used the proceeds from the issuance of the 2029 Senior Notes on March 15, 2021, along with existing corporate cash available, to redeem the 2025 Senior Notes. In connection with the transaction, the Company recognized $24.4 million as a loss on extinguishment of debt on the unaudited condensed consolidated statements of income.
Term Loan B
Borrowings under the senior secured Term Loan B facility bear interest at a rate per annum of 175 basis points over the Eurodollar Rate or 75 basis points over the base rate (as defined in the Credit Agreement), and have no leverage or interest coverage maintenance covenants. The Eurodollar Rate option is the one-, two-, three- or six-month LIBOR rate, as selected by LPLH, or, with the approval of the applicable lenders, twelve-month LIBOR rate or the LIBOR rate for another period acceptable to the Administrative Agent (including a shorter period). The LIBOR rate, on which the Eurodollar Rate is based, is expected to be discontinued by June 30, 2023. The Credit Agreement permits LPLH to agree with the administrative agent for the Credit Agreement on a replacement benchmark rate subject to certain conditions (including that a majority of the lenders do not object to such replacement rate within a specified period of time following notice thereof from the administrative agent).
The Company is required to make quarterly payments on the Term Loan B facility equal to 0.25% of the aggregate principal amount of the loans under the Term Loan B facility.
Parent Revolving Credit Facility
Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 125 to 175 basis points over the Eurodollar Rate or 25 to 75 basis points over the base rate, depending on the Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement).
Broker-Dealer Revolving Credit Facility
On July 31, 2019, LPL Financial, the Company’s broker-dealer subsidiary, entered into a committed, unsecured revolving credit facility that matures on July 31, 2024 and allows for a maximum borrowing of $300.0 million. Borrowings bear interest at a rate per annum ranging from 112.5 to 137.5 basis points over the Federal Funds Rate or Eurodollar Rate, depending on the Parent Leverage Ratio (each as defined in the broker-dealer credit agreement). The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of March 31, 2021.
Other External Lines of Credit
LPL Financial maintained six uncommitted lines of credit as of March 31, 2021. Two of the lines have limits that are unspecified, and that depend primarily on LPL Financial’s ability to provide sufficient collateral. The other four lines have a total limit of $275.0 million, one of which allows for collateralized borrowings while the other three allow for uncollateralized borrowings. There were no balances outstanding as of March 31, 2021.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 9 - LEASES
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
Finance lease assets are included in fixed assets in the unaudited condensed consolidated statements of financial condition and at March 31, 2021 were $101.0 million.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$4,823	$4,417
Finance lease cost:
Amortization of right-of-use assets	$1,286	$1,285
Interest on lease liabilities	2,104	2,103
Total finance lease cost	$3,390	$3,388
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,406	$5,000
Operating cash flows from finance leases	$2,104	$2,103
Financing cash flows from finance leases	$1,031	$997

Supplemental weighted-average information related to leases was as follows:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Finance leases	25.2	25.3
Operating leases	7.7	7.9
Weighted-average discount rate:
Finance leases	7.83%	7.82%
Operating leases	7.08%	7.07%

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Maturities of lease liabilities as of March 31, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
2021 - remainder	$16,617	$6,659
2022	22,577	8,802
2023	22,222	8,577
2024	22,024	8,727
2025	21,724	8,879
Thereafter	75,333	224,760
Total lease payments	180,497	266,404
Less imputed interest	44,078	160,011
Total	$136,419	$106,393
NOTE 10 - COMMITMENTS AND CONTINGENCIES
Service and Development Contracts
The Company is party to certain long-term contracts for systems and services that enable back-office trade processing and clearing for its product and service offerings.
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded loan commitments at March 31, 2021.
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
Self-Insurance
The Company has self-insurance for certain potential liabilities through the Captive Insurance Subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends, so there are particular complexities and uncertainties involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured. As of March 31, 2021 and December 31, 2020, these self-insurance liabilities were $57.2 million and $51.5 million, respectively, and are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the unaudited condensed consolidated statements of income.
Other Commitments
As of March 31, 2021, the Company had approximately $387.8 million of client margin loans that were collateralized with securities having a fair value of approximately $542.9 million that LPL Financial can repledge, loan or sell. Of these securities, approximately $67.1 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of March 31, 2021, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $475.8 million of client collateral.
Securities owned, trading, on the unaudited condensed consolidated statements of financial condition includes $4.5 million pledged to the Options Clearing Corporation at both March 31, 2021 and December 31, 2020, and $15.0 million pledged to the National Securities Clearing Corporation at both March 31, 2021 and December 31, 2020.
NOTE 11 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s board of directors (the “Board of Directors”) as well as certain limits under the Credit Agreement and indentures. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2021		2020
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$20.0	$0.25	$19.7
Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the unaudited condensed consolidated statements of financial condition.
As of March 31, 2021, the Company was authorized to purchase up to an additional $349.8 million of shares pursuant to share repurchase programs approved by the Board of Directors.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 12 - SHARE-BASED COMPENSATION
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
As of March 31, 2021, the 2010 Plan had 20,055,945 shares authorized for grant and 2,072,500 shares remaining available for future issuance.
Stock Options and Warrants
The following table summarizes the Company’s stock option and warrant activity as of and for the three months ended March 31, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2020	2,000,383	$45.57
Granted	—	$—
Exercised	(255,239)	$48.32
Forfeited and Expired	(18,550)	$50.19
Outstanding — March 31, 2021	1,726,594	$45.12	5.18	$167,553
Exercisable — March 31, 2021	1,611,787	$42.82	4.98	$160,123
Exercisable and expected to vest — March 31, 2021	1,721,067	$45.01	5.16	$167,196
The following table summarizes information about outstanding stock options and warrants as of March 31, 2021:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	379,343	$19.85	4.87	379,343	$19.85
$25.01 - $35.00	269,458	$29.82	1.38	269,458	$29.82
$35.01 - $45.00	335,412	$39.64	5.82	335,412	$39.64
$45.01 - $65.00	190,378	$48.40	3.62	190,378	$48.40
$65.01 - $75.00	247,823	$65.53	6.87	246,312	$65.50
$75.01 - $80.00	304,180	$77.53	7.81	190,884	$77.53
	1,726,594	$45.12	5.18	1,611,787	$42.82
The Company recognized share-based compensation related to the vesting of stock options awarded to employees and officers of $0.8 million and $1.4 million during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $1.9 million, which is expected to be recognized over a weighted-average period of 0.91 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, for the three months ended March 31, 2021:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2020	5,560	$64.74	904,445		$77.94
Granted	—	$—	436,872		$143.53
Vested	—	$—	(295,871)		$81.25
Forfeited	—	$—	(11,760)		$83.38
Outstanding — March 31, 2021	5,560	$64.74	1,033,686	(1)	$104.65
Expected to vest — March 31, 2021	5,560	$64.74	918,587		$107.62
_______________________________
(1)    Includes 53,133 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $10.2 million and $6.7 million of share-based compensation related to the vesting of these restricted stock awards and stock units during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, total unrecognized compensation cost for restricted stock awards and stock units was $79.2 million, which is expected to be recognized over a weighted-average remaining period of 2.49 years.
The Company also grants restricted stock units to its advisors and to financial institutions. The Company recognized share-based compensation of $0.6 million and $0.7 million related to the vesting of these awards during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $4.0 million, which is expected to be recognized over a weighted-average remaining period of 2.02 years.
NOTE 13 - EARNINGS PER SHARE
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

	Three Months Ended March 31,
	2021	2020
Net income	$129,620	$155,641

Basic weighted-average number of shares outstanding	79,697	79,507
Dilutive common share equivalents	1,925	1,659
Diluted weighted-average number of shares outstanding	81,622	81,166

Basic earnings per share	$1.63	$1.96
Diluted earnings per share	$1.59	$1.92

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the three months ended March 31, 2021 and 2020, stock options, warrants and stock units representing common share equivalents of 88,853 shares and 390,014 shares, respectively, were anti-dilutive.
NOTE 14 - INCOME TAXES
The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, settlement contingencies, tax credits and other permanent differences in tax deductibility of certain expenses. These items resulted in effective tax rates of 21.5% and 25.0% for the three months ended March 31, 2021 and 2020, respectively. The decrease in our effective income tax rate for the three months ended March 31, 2021 compared to 2020 was primarily due to an increase in tax benefits associated with stock compensation under Accounting Standards Codification (“ASC”) Topic 718, and a reduction in unrecognized tax benefits related to the statute of limitations.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
NOTE 15 - RELATED PARTY TRANSACTIONS
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
The Company recognized revenues for services provided to these related parties of $1.4 million and $1.1 million during the three months ended March 31, 2021 and 2020, respectively. The Company incurred expenses for the services provided by these related parties of $0.4 million and $0.5 million during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and 2020, receivables from and payables to related parties were not material.
NOTE 16 - NET CAPITAL AND REGULATORY REQUIREMENTS
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also provide that the broker-dealer’s capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and, as of March 31, 2021, had net capital of $98.9 million with a minimum net capital requirement of $11.5 million.
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
As of March 31, 2021 and December 31, 2020, LPL Financial and PTC met all capital adequacy requirements to which they were subject.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 17 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK
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
NOTE 18 - SUBSEQUENT EVENTS
On April 30, 2021, the Company paid $300 million to acquire all the equity interest of the wealth management business of Waddell & Reed, which includes a broker-dealer and registered investment advisor, and certain of its subsidiaries.

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
In facilitating client transactions, our securities owned and securities sold, but not yet purchased generally involve mutual funds, including dividend reinvestments. Our positions held are based upon the settlement of client transactions, which are monitored by our Service, Trading and Operations (“Care”) department.
Positions held to meet clearing deposit requirements consist of U.S. government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlements group within our Care department.
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
As of March 31, 2021, the fair value of our trading securities owned was $48.0 million and securities sold, but not yet purchased were immaterial. The fair value of securities included within other assets was $408.0 million as of March 31, 2021. See Note 5 - Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased and other assets associated with our client facilitation activities. See Note 6 - Held-to-Maturity Securities, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of March 31, 2021, $1.1 billion of our outstanding debt under our Credit Agreement was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are generally subject to the same, but off-setting, interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at March 31, 2021	Annual Impact of an Interest Rate(†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facility		Points	Points	Points	Points
Term Loan B	$1,056,625	$1,053	$2,632	$5,263	$10,526
____________________
(†) Our interest rate for Term Loan B is locked in for one, two, three, six or twelve months as allowed under the Credit Agreement. At the end of the selected periods the rates will be locked in at the then current rate. The effect of these interest rate locks are not included in the table above.
See Note 8 - Long-term and Other Borrowings, within the notes to the unaudited condensed consolidated financial statements for additional information.
As of March 31, 2021, we offered our advisors and their clients two primary bank sweep vehicles that are interest rate sensitive: (1) our insured cash account (“ICA”) for individuals, trusts, sole proprietorships and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts and other organizations; and (2) an insured deposit cash account (“DCA”) for advisory individual retirement accounts. In addition, we offer our advisors and their clients a money market program, including money market accounts as well as the ability to participate in purchased money market funds. While clients earn interest on deposits in ICA and DCA, we earn a fee. The fees we earn from cash held in ICAs are based on prevailing interest rates in the current interest rate environment. The fees we earn from DCAs are calculated as a per account fee, and such fees increase as the federal funds target rate increases, subject to a cap. The fees we earn on cash balances in our advisors’ clients’ accounts in our money market program, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the bank deposit sweep vehicles are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicles relative to other products into which clients may move cash balances.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the three months ended March 31, 2021 and 2020. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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

In order to assist in the mitigation and control of operational risk, we have an operational risk framework that is designed to enable assessment and reporting on operational risk across the firm. This framework aims to ensure policies and procedures are in place and appropriately designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits. Notwithstanding the foregoing, please consult the “Risks Related to Our Technology” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K for more information about the risks associated with our technology, including risks related to security, our risk management policies and procedures, and the potential related effects on our operations.
Our senior management is monitoring developments in the COVID-19 pandemic and has implemented changes to our policies, procedures and operations to protect the integrity and continuity of our business and the health and safety of our employees. For example, we equipped and enabled a substantial majority of employees to work remotely, implemented physical distancing and enhanced cleaning protocols throughout our corporate offices and worked closely with our vendors to maintain service continuity throughout the market volatility and increased operational volumes that occurred from time to time during the pandemic. There can be no guarantee that our business continuity plans and the other efforts to manage the business implications of COVID-19 will be effective, or that there will not be material adverse effects on our results of operations. Please consult Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K for more information about the risks associated with COVID-19.
Regulatory and Legal Risk
The regulatory environment in which we operate is discussed in detail within Part I, “Item 1. Business” in our 2020 Annual Report on Form 10-K. In recent years, and during the period presented in this Quarterly Report on Form 10-Q, we have observed the SEC, FINRA and state regulators broaden the scope, frequency and depth of their examinations and inquiries to include greater emphasis on the quality, consistency and oversight of our compliance systems and programs. Please consult the “Risks Related to Our Regulatory Environment” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K for more information about the risks associated with operating within our regulatory environment, pending regulatory matters and the potential related effects on our operations.
Risk Management
We employ an enterprise risk management (“ERM”) framework that is intended to address key risks and responsibilities, enable us to execute our business strategy and protect our Company and its franchise. For a discussion of our ERM framework, please see the “Risk Management” section within Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Annual report on Form 10-K.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we have been subjected to and are currently subject to legal and regulatory proceedings arising out of our business operations, including lawsuits, arbitration claims, and inquiries, investigations and enforcement proceedings initiated by the SEC, FINRA and state securities regulators, as well as other actions and claims. See Note 10 - Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements for additional information.
Item 1A. Risk Factors
There have been no material changes in the information regarding the Company’s risks, as set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2020 Annual Report on Form 10-K.
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
4.1
Indenture, dated March 15, 2021, among LPL Holdings, Inc., U.S. Bank National Association, as trustee, and certain subsidiaries of LPL Holdings, Inc. as guarantors (Incorporated by reference to the Form 8-K filed on March 15, 2021).

10.1
Fifth Amendment Agreement, dated March 15, 2021, among LPL Financial Holdings Inc., LPL Holdings, Inc., certain subsidiaries of the Company, as Subsidiary Guarantors (as defined therein), the Incremental Revolving Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, letter of credit issuer and swingline lender, and the lenders and parties party thereto from time to time (Incorporated by reference to the Form 8-K filed on March 15, 2021).

10.2	BETA Services First Amended and Restated Master Subscription Agreement, dated as of January 29, 2021, between LPL Financial LLC and Refinitiv US LLC.*†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.DEF	Inline XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to 17 C.F.R. §§ 230.406 and 230.83, the confidential portions of this exhibit have been omitted and are marked accordingly.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	May 4, 2021	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	May 4, 2021	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer

Date:	May 4, 2021	By:	/s/ BRENT B. SIMONICH
Brent B. Simonich
Chief Accounting Officer