Form 10-Q
period 2021-06-30
LPL Financial Holdings Inc.
filed 2021-08-03
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
☐ Yes   ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 27, 2021 was 80,245,533.

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

These forward-looking statements are based on the Company’s historical performance and its plans, estimates and expectations as of August 3, 2021. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive and other factors, which may cause actual financial or operating results, levels of activity or the timing of events to be materially different from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:

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
•execution of the Company’s capital management plans, including its compliance with the terms of the Company’s amended and restated credit agreement (“Credit Agreement”) and the indentures governing the Company’s senior unsecured notes (the “Indentures”);
•the price, availability and trading volumes of shares of the Company’s common stock, which will affect the timing and size of future share repurchases by the Company, if any;
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

PART I — FINANCIAL INFORMATION
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
LPL is a leader in the markets we serve, supporting more than 19,000 financial advisors, and approximately 800 institution-based investment programs and 450 registered investment adviser (“RIA”) firms nationwide. We are steadfast in our commitment to the advisor-centered model and the belief that Americans deserve access to objective guidance from a financial advisor. At LPL, independence means that advisors have the freedom they deserve to choose the business model, services, and technology resources that allow them to run their perfect practice. And they have the freedom to manage their client relationships, because they know their clients best. Our mission is to take care of our advisors, so they can take care of their clients.
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

Executive Summary
Financial Highlights
Results for the second quarter of 2021 included net income of $119.1 million, or $1.46 per diluted share, which compares to $101.7 million, or $1.27 per diluted share, for the second quarter of 2020.
Asset Growth Trends
Total advisory and brokerage assets were $1.1 trillion as of June 30, 2021, up 46% from $761.7 billion as of June 30, 2020. Total net new assets were $106.0 billion for the three months ended June 30, 2021, compared to $13.0 billion for the same period in 2020.
Net new advisory assets were $54.9 billion for the three months ended June 30, 2021, compared to $10.2 billion for the same period in 2020. As of June 30, 2021, our advisory assets were $577.6 billion, up 54% from $375.3 billion as of June 30, 2020, which represented 52% of total advisory and brokerage assets served.
Net new brokerage assets were $51.1 billion for the three months ended June 30, 2021, compared to $2.8 billion for the same period in 2020. As of June 30, 2021, our brokerage assets were $534.7 billion, up from $386.4 billion as of June 30, 2020, an increase of 38%.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, was $601.6 million for the three months ended June 30, 2021, and increased 23% from $488.2 million for the three months ended June 30, 2020. Gross profit is calculated as total revenues, less advisory and commission expenses and brokerage, clearing and exchange fees. We believe that gross profit can provide investors with useful insight into the Company’s core operating performance before indirect costs that are general and administrative in nature. See the “How We Evaluate Our Business” section for additional information on gross profit.
Shareholder Capital Returns
We returned $20.0 million of capital in the form of dividends to shareholders during the three months ended June 30, 2021.

COVID-19 Response
In response to the COVID-19 pandemic, we have taken measures to protect the health and safety of our employees, as well as the stability and continuity of our operations. For example, we have equipped and enabled a substantial majority of employees to work remotely, enhanced cleaning protocols throughout our corporate offices, and have worked closely with our vendors to maintain service continuity throughout the increased market volatility and operational volumes that have occurred during the pandemic. We also made extra support available to our advisors by extending service hours and providing additional resources to enable them to deliver differentiated services to their clients. Please consult Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K for more information about the risks associated with COVID-19.

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

How We Evaluate Our Business
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Three Months Ended
	June 30,	March 31,	June 30,
Operating Metrics (dollars in billions)(1)	2021	2021	2020
Advisory and Brokerage Assets
Advisory assets(2)(3)	$577.6	$496.7	$375.3
Brokerage assets(2)(4)	534.7	461.6	386.4
Total Advisory and Brokerage Assets(2)	$1,112.3	$958.3	$761.7
Advisory assets as a % of total Advisory and Brokerage Assets	51.9%	51.8%	49.3%

Net New Assets
Net new advisory assets(5)	$54.9	$22.7	$10.2
Net new brokerage assets(6)	51.1	6.2	2.8
Total Net New Assets(7)	$106.0	$28.9	$13.0

Organic Net New Assets(7)
Organic net new advisory assets	$21.4	$22.7	$10.2
Organic net new brokerage assets	15.6	6.2	2.8
Total Organic Net New Assets	$37.1	$28.9	$13.0

Organic advisory net new assets annualized growth(8)	17.3%	19.7%	12.7%
Total organic net new assets annualized growth(8)	15.5%	12.8%	7.8%

Client Cash Balances(2)
Insured cash account balances	$34.1	$37.4	$33.1
Deposit cash account balances	7.6	7.9	7.7
Total Bank Sweep Balances	41.7	45.3	40.8
Money market account balances	5.0	1.3	1.6
Purchased money market fund balances	1.7	1.6	2.8
Total Client Cash Balances	$48.4	$48.3	$45.3

Net buy (sell) activity(9)	$18.1	$17.4	$12.5

	As of and for the Three Months Ended
	June 30,	March 31,	June 30,
Business and Financial Metrics (dollars in millions)	2021	2021	2020
Advisors - period end	19,114	17,672	16,973
Average total assets per Advisor(10)	$58.2	$54.2	$44.9
Employees - period end	5,344	4,815	4,585

Dividends	$20.0	$20.0	$19.7
Shareholder payout ratio(11)	15.0%	14.0%	17.4%

Leverage ratio(12)	2.26	2.11	2.03

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Metrics (dollars in millions, except per share data)	2021	2020	2021	2020
Total revenues	$1,898.3	$1,366.7	$3,605.9	$2,830.1
Net income	$119.1	$101.7	$248.7	$257.3
Earnings per share (“EPS”), diluted	$1.46	$1.27	$3.05	$3.19
Non-GAAP Financial Metrics (dollars in millions, except per share data)
EPS prior to amortization of intangible assets and acquisition costs(13)	$1.85	$1.42	$3.62	$3.49
Gross profit(14)	$601.6	$488.2	$1,181.0	$1,063.8
EBITDA(15)	$243.4	$207.1	$511.0	$487.3
EBITDA as a % of Gross profit	40.5%	42.4%	43.3%	45.8%
Core G&A(16)	$251.7	$222.4	$487.9	$445.6
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
(3)Advisory assets consists of total advisory assets under custody at our broker-dealer subsidiaries, LPL Financial LLC (“LPL Financial”) and Waddell & Reed, LLC (“Waddell & Reed”). Please consult the “Results of Operations” section for a tabular presentation of advisory assets.
(4)Brokerage assets consists of brokerage assets serviced by advisors licensed with LPL Financial and Waddell & Reed.
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
(7)Total net new assets includes $68.9 billion of assets related to the acquisition of the wealth management business of Waddell & Reed Financial, Inc. during the three months ended June 30, 2021. Organic net new assets excludes these assets.
(8)Calculated as annualized current period net new assets divided by preceding period total advisory and brokerage assets.
(9)Represents the amount of securities purchased less the amount of securities sold in client accounts custodied with LPL Financial and Waddell & Reed. Reported activity does not include any other cash activity, such as deposits, withdrawals, dividends received or fees paid.
(10)Calculated based on the end-of-period total advisory and brokerage assets divided by the end-of-period advisor count.
(11)Shareholder payout ratio is calculated as dividends plus share repurchases, divided by net income plus amortization of intangible assets, net of tax.
(12)A financial covenant from our Credit Agreement calculated as consolidated total debt to consolidated EBITDA. Please consult the “Debt and Related Covenants” section for more information.

(13)EPS prior to amortization of intangible assets and acquisition costs is a non-GAAP financial measure defined as GAAP EPS plus the per share impact of amortization of intangible assets and acquisition costs. The per share impact is calculated as amortization of intangible assets expense and acquisition costs, net of applicable tax benefit, divided by the number of shares outstanding for the applicable period. The Company presents EPS prior to amortization of intangible assets and acquisition costs because management believes that the metric can provide investors with useful insight into the Company’s core operating performance by excluding non-cash items and acquisition costs that management does not believe impact the Company’s ongoing operations. EPS prior to amortization of intangible assets and acquisition costs is not a measure of the Company's financial performance under GAAP and should not be considered as an alternative to GAAP EPS or any other performance measure derived in accordance with GAAP. Below is a reconciliation of EPS prior to amortization of intangible assets and acquisition costs to the Company’s GAAP EPS for the periods presented (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
EPS Reconciliation	2021	2020	2021	2020
EPS, diluted	$1.46	$1.27	$3.05	$3.19
Amortization of intangible assets	$19.9	$16.7	$37.4	$33.3
Acquisition costs(17)	23.8	—	26.2	—
Tax benefit	(11.7)	(4.7)	(17.0)	(9.3)
Amortization of intangible assets and acquisition costs, net of tax benefit	$32.0	$12.0	$46.5	$23.9
Diluted share count	81.7	80.1	81.6	80.7
EPS impact	$0.39	$0.15	$0.57	$0.30
EPS prior to amortization of intangible assets and acquisition costs	$1.85	$1.42	$3.62	$3.49
(14)Gross profit is a non-GAAP financial measure defined as total revenues less advisory and commission expenses and brokerage, clearing and exchange fees. All other expense categories, including depreciation and amortization of fixed assets and amortization of intangible assets, are considered by management to be general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP financial measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can provide investors with useful insight into our core operating performance before indirect costs that are general and administrative in nature. Below is a reconciliation of gross profit for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Profit	2021	2020	2021	2020
Total revenues	$1,898.3	$1,366.7	$3,605.9	$2,830.1
Advisory and commission expense	1,273.2	859.8	2,382.1	1,730.6
Brokerage, clearing and exchange fees	23.5	18.6	42.8	35.6
Gross profit(†)	$601.6	$488.2	$1,181.0	$1,063.8
_______________________________
(†)    Totals may not foot due to rounding.
(15)EBITDA is a non-GAAP financial measure defined as net income plus non-operating interest and other expense, income tax expense, depreciation and amortization, amortization of intangible assets and loss on extinguishment of debt. The Company presents EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA is not a measure of the Company's financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. In addition, the Company’s EBITDA can differ significantly from EBITDA calculated by other companies, depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, and capital investments. Below is a reconciliation of EBITDA to net income for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
EBITDA Reconciliation	2021	2020	2021	2020
Net income	$119.1	$101.7	$248.7	$257.3
Non-operating interest expense and other	25.2	26.3	50.2	55.6
Provision for income taxes	42.5	35.6	78.1	87.6
Loss on extinguishment of debt	—	—	24.4	—
Depreciation and amortization	36.7	26.9	72.2	53.5
Amortization of intangible assets	19.9	16.7	37.4	33.3
EBITDA(†)	$243.4	$207.1	$511.0	$487.3
         _______________________________
(†)    Totals may not foot due to rounding.

(16)Core G&A is a non-GAAP financial measure defined as total operating expenses, excluding the following expenses: advisory and commission, regulatory charges, promotional, employee share-based compensation, depreciation and amortization, amortization of intangible assets, brokerage, clearing and exchange and acquisition costs. Management presents Core G&A because it believes Core G&A reflects the corporate operating expense categories over which management can generally exercise a measure of control, compared with expense items over which management either cannot exercise control, such as advisory and commission expenses, or which management views as promotional expense necessary to support advisor growth and retention, including conferences and transition assistance. Core G&A is not a measure of the Company’s total operating expenses as calculated in accordance with GAAP. Below is a reconciliation of Core G&A against the Company’s total operating expenses for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Core G&A Reconciliation	2021	2020	2021	2020
Total operating expenses	$1,711.4	$1,203.1	$3,204.5	$2,429.5
Advisory and commission	1,273.2	859.8	2,382.1	1,730.6
Depreciation and amortization	36.7	26.9	72.2	53.5
Amortization of intangible assets	19.9	16.7	37.4	33.3
Brokerage, clearing and exchange	23.5	18.6	42.8	35.6
Total G&A	358.1	281.1	670.0	576.5
Promotional (ongoing)(17)(18)	64.1	44.5	118.3	101.9
Acquisition costs(17)	23.8	—	26.2	—
Employee share-based compensation	11.1	8.0	22.5	16.7
Regulatory charges	7.4	6.1	15.0	12.3
Core G&A	$251.7	$222.4	$487.9	$445.6
(17)Acquisition costs include the cost to setup, onboard and integrate acquired entities and primarily include $13.9 million of compensation and benefits expenses, $6.3 million of professional services expenses, $1.6 million of occupancy and equipment expenses, $1.2 million of communications expenses, and other expenses that are included in the respective line items in the condensed consolidated statements of income.
(18)     The Company incurred $0.2 million of promotional expenses as part of acquisitions during the second quarter of 2021 that are presented in the acquisition costs line item.

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
Our accruals, including those established through our captive insurance subsidiary at June 30, 2021, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.

The outcome of regulatory or legal proceedings could result in legal liability, regulatory fines or monetary penalties in excess of our accruals and insurance, which could have a material adverse effect on our business, results of operations, cash flows or financial condition. For more information on management’s loss contingency policies, see Note 9 - Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements.
In June 2018, the U.S. Court of Appeals for the Fifth Circuit invalidated regulations previously enacted by the U.S. Department of Labor (“DOL”) that expanded the definition of “fiduciary” and would have resulted in significant new prohibited transaction exemption requirements for our servicing of certain retirement plan accounts subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and individual retirement accounts (“IRAs”). In December 2020, the DOL finalized a new investment advice fiduciary prohibited transaction exemption with regard to such accounts that became effective on February 16, 2021 (the “DOL Investment Advice Fiduciary Exemption”). ERISA plans and IRAs comprise a significant portion of our business and we continue to expect that compliance with current and future laws and regulations with respect to retail retirement savings and reliance on prohibited transaction exemptions under such laws and regulations will require increased legal, compliance, information technology and other costs and could lead to a greater risk of class action lawsuits and other litigation.
In June 2019, the SEC adopted a new standard of conduct applicable to retail brokerage accounts (“Regulation BI”) with a compliance date of June 30, 2020. Regulation BI requires that broker-dealers act in the best interest of retail customers without placing their own financial or other interests ahead of the customer’s and imposes new obligations related to disclosure, duty of care, conflicts of interest and compliance. Certain state securities and insurance regulators have also adopted, proposed or are considering adopting similar laws and regulations. In addition, it is unclear how and whether other regulators, including banking regulators and state securities and insurance regulators, may respond to or attempt to enforce similar issues addressed by the DOL Investment Advice Fiduciary Exemption and Regulation BI. As of June 30, 2020, we implemented new procedures in accordance with Regulation BI.
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

Acquisitions, Integrations and Divestitures
We continuously assess the competitive landscape in connection with our capital allocation framework as we pursue acquisitions, integrations and divestitures. These activities are part of our overall growth strategy, but can distort comparability when reviewing revenue and expense trends for periods presented. Our recent acquisitions are as follows:
•Waddell & Reed Financial, Inc. - In April 2021, we acquired the wealth management business of Waddell & Reed Financial, Inc.
•Blaze Portfolio Systems LLC (“Blaze”) - In October 2020, we acquired Blaze, a technology company that provides an advisor-facing trading and portfolio rebalancing platform.
•E.K. Riley Investments, LLC (“E.K. Riley”) - In August 2020, we acquired business relationships with advisors from E.K. Riley, a broker-dealer and RIA.
•Lucia Securities, LLC (“Lucia”) - In August 2020, we acquired business relationships with advisors from Lucia, a broker-dealer and RIA firm.
See Note 4 - Acquisitions, within the notes to the unaudited condensed consolidated financial statements for further detail.

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets. According to the most recent estimate of the U.S. Bureau of Economic Analysis, the U.S. economy grew at an annualized pace of 6.4% in the first quarter of 2021. Data received during the second quarter of 2021 suggests that growth has likely accelerated further. The unemployment rate, which had increased to 14.8% in April 2020 according to Federal Reserve economic data, decreased to 5.9% in June 2021 as labor markets continued to improve. Consumer spending has picked up, supported by rising incomes, high savings levels and economic reopening. Business investment has also continued to rebound and readings on service sector activity remained elevated. Manufacturing continued to grow but is facing constraints from supply chain bottlenecks. Financial conditions overall eased over the second quarter of 2021. The Federal Reserve’s (“Fed”) most recent median projection of gross domestic product growth for 2021, released following its June 15-16, 2021 policy meeting, saw the economy expanding 7.0% in 2021, an upgrade from a median projection of 6.5% three months earlier.
Looking at markets, the S&P 500 Index gained 8.5% during the second quarter, its fifth consecutive quarter of gains, with investors rotating back to technology-heavy growth stocks. Non-U.S. stocks trailed their U.S. counterparts during the quarter with international developed market equities returning 5.4% while emerging markets returned 5.1%, based on the MSCI EAFE and MSCI Emerging Market Indexes respectively. Most fixed income sectors saw gains as interest rates fell and credit spreads narrowed. The 10-year Treasury yield declined from 1.74% at the end of the first quarter of 2021 to 1.45% at the end of the second quarter of 2021. Falling yields helped lift the broad Bloomberg Barclays U.S. Aggregate Bond Index to a 1.8% gain over the second quarter following first quarter losses.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the second quarter of 2021, Fed policymakers maintained the target range for the federal funds rate at 0 to 0.25 percent. According to projection materials released following the conclusion of the June 15-16 policy meeting, the median expectation among meeting participants was that the Fed would begin to raise rates in 2023, a shift from the previous projections, which had seen a later increase. The Fed continues to emphasize its belief that any near-term increase in inflation is likely temporary, although upside risks have increased, and that it would allow realized inflation to persist moderately above its 2.0% target for a meaningful period of time before it would raise interest rates.
Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes, and the potential related effects on our profitability and financial condition.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
REVENUES
Advisory	$846,313	$523,370	61.7%	$1,568,359	$1,102,397	42.3%
Commission	598,233	427,453	40.0%	1,155,462	930,897	24.1%
Asset-based	279,620	247,067	13.2%	544,326	532,573	2.2%
Transaction and fee	137,100	119,478	14.7%	278,044	256,574	8.4%
Interest income	6,914	6,540	5.7%	13,432	16,082	(16.5)%
Other	30,078	42,751	(29.6)%	46,252	(8,467)	n/m
Total revenues	1,898,258	1,366,659	38.9%	3,605,875	2,830,056	27.4%
EXPENSES
Advisory and commission	1,273,202	859,847	48.1%	2,382,101	1,730,642	37.6%
Compensation and benefits	183,853	143,320	28.3%	345,393	290,122	19.1%
Promotional	64,349	44,540	44.5%	118,530	101,938	16.3%
Depreciation and amortization	36,704	26,890	36.5%	72,203	53,534	34.9%
Amortization of intangible assets	19,925	16,689	19.4%	37,356	33,259	12.3%
Occupancy and equipment	41,452	43,066	(3.7)%	85,036	82,612	2.9%
Professional services	22,500	13,620	65.2%	38,125	28,225	35.1%
Brokerage, clearing and exchange	23,459	18,565	26.4%	42,823	35,589	20.3%
Communications and data processing	14,930	14,361	4.0%	26,923	25,196	6.9%
Other	31,064	22,194	40.0%	55,964	48,422	15.6%
Total operating expenses	1,711,438	1,203,092	42.3%	3,204,454	2,429,539	31.9%
Non-operating interest expense and other	25,171	26,289	(4.3)%	50,230	55,607	(9.7)%
Loss on extinguishment of debt	—	—	—%	24,400	—	100%
INCOME BEFORE PROVISION FOR INCOME TAXES	161,649	137,278	17.8%	326,791	344,910	(5.3)%
PROVISION FOR INCOME TAXES	42,548	35,616	19.5%	78,070	87,607	(10.9)%
NET INCOME	$119,101	$101,662	17.2%	$248,721	$257,303	(3.3)%

Revenues
Advisory
Advisory revenues primarily represent fees charged to clients of our advisors for the use of our corporate RIA advisory platform, and are based on the value of their advisory assets. Advisory fees are billed to clients in advance, on a quarterly basis, and are recognized as revenue ratably during the quarter. The majority of our client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three-month period. Advisory revenues collected on our corporate advisory platform are proposed by the advisor and agreed to by the client and averaged 1.0% of the underlying assets for the six months ended June 30, 2021.
We also support separate investment adviser firms (“Hybrid RIAs”) through our hybrid advisory platform, which allows advisors to engage us for technology, clearing and custody services, as well as access to the capabilities of our investment platforms. The assets held under a Hybrid RIA’s investment advisory accounts custodied with LPL Financial are included in total advisory assets and net new advisory assets. The advisory revenue generated by a Hybrid RIA is not included in our advisory revenues. We charge separate fees to Hybrid RIAs for technology, clearing, administrative, oversight and custody services, which are included in our transaction and fee revenues in our unaudited condensed consolidated statements of income. The fees collected on our hybrid advisory platform vary and can reach a maximum of 0.2% of the underlying assets as of June 30, 2021.
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	June 30,		Change
	2021	2020	Amount	%
Corporate platform advisory assets	$383.6	$233.5	$150.1	64.3%
Hybrid platform advisory assets	194.0	141.9	52.1	36.7%
Total advisory assets(1)	$577.6	$375.3	$202.2	53.9%
_______________________________
(1)Totals may not foot due to rounding.
Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenues is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance - Beginning of period	$496.7	$322.3	$461.2	$365.8
Net new advisory assets(1)	54.9	10.2	77.6	23.4
Market impact(2)	26.0	42.8	38.8	(13.9)
Balance - End of period	$577.6	$375.3	$577.6	$375.3
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
The growth in advisory revenues for the three and six months ended June 30, 2021 compared to 2020 was due to increases in net new advisory assets resulting from acquisitions, recruiting efforts and strong advisor productivity, as well as market gains as represented by higher levels of the S&P 500 Index.

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
The following table sets forth the components of our commission revenues (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
Sales-based	$249,596	$159,512	$90,084	56.5%	$485,869	$387,903	$97,966	25.3%
Trailing	348,637	267,941	80,696	30.1%	669,593	542,994	126,599	23.3%
Total commission revenues	$598,233	$427,453	$170,780	40.0%	$1,155,462	$930,897	$224,565	24.1%
The increase in sales-based commission revenues for the three and six months ended June 30, 2021 compared to 2020 was primarily driven by increases in sales of annuities, mutual funds and fixed income products. The increase in trailing commission revenues for the three and six months ended June 30, 2021 compared to 2020 was primarily due to the increase in value of annuities and mutual funds as a result of market increases.
The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance - Beginning of period	$461.6	$347.6	$441.9	$398.6
Net new brokerage assets(1)	51.1	2.8	57.3	4.0
Market impact(2)	22.0	36.0	35.5	(16.2)
Balance - End of period	$534.7	$386.4	$534.7	$386.4
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
Asset-based revenues for the three and six months ended June 30, 2021 increased compared to 2020 primarily due to increased revenues from recordkeeping and sponsorship programs, partially offset by a decrease in client cash revenues.
Revenues for our recordkeeping and sponsorship programs for the three and six months ended June 30, 2021, which are largely based on the market value of the underlying assets, increased compared to 2020 due to the impact of market appreciation on the value of the underlying assets.

Client cash revenues for the three and six months ended June 30, 2021 decreased compared to 2020 due to the impact of a lower federal funds effective rate, partially offset by higher average client cash balances. For the three months ended June 30, 2021, our average client cash balances increased to $48.0 billion compared to $46.1 billion in 2020. For the six months ended June 30, 2021, our average client cash balances increased to $48.2 billion compared to $42.3 billion in 2020.
Transaction and Fee
Transaction revenues primarily include fees we charge to our advisors and their clients for executing certain transactions in brokerage and fee-based advisory accounts. Fee revenues primarily include IRA custodian fees, contract and licensing fees and other client account fees. In addition, we host certain advisor conferences that serve as training, education, sales and marketing events, for which we charge a fee for attendance. Transaction and fee revenues for the three and six months ended June 30, 2021 increased compared to 2020 primarily due to an increase in IRA custodian fee and technology fee revenues.
Interest Income
We earn interest income from client margin loans, advisor loans, cash segregated under federal and other regulations and cash equivalents. Period-over-period variances correspond to changes in the average balances of margin loans and cash balances as well as changes in interest rates.
Interest income for the three months ended June 30, 2021 increased compared to 2020, primarily due to an increase in interest earned on advisor loans, partially offset by lower average interest rates. Interest income for the six months ended June 30, 2021 decreased compared to 2020, primarily due to lower average interest rates, partially offset by an increase in interest earned on advisor loans.
Other
Other revenues primarily include mark-to-market gains or losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios. Other revenues for the three months ended June 30, 2021 decreased compared to 2020, primarily due to realized and unrealized gains on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan.
Other revenues for the six months ended June 30, 2021 increased compared to 2020, primarily due to realized and unrealized gains on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors, partially offset by a decrease in dividend income on assets held in our advisor non-qualified deferred compensation plan.
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
The following table sets forth our payout rate, which is a statistical or operating measure:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Payout rate	86.35%	86.24%	11 bps	86.01%	85.61%	40 bps
Our payout rate for the three and six months ended June 30, 2021 increased compared to 2020 primarily due to higher production bonus payouts and changes in product mix.

Compensation and Benefits
Compensation and benefits include salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth our average number of employees for the three and six months ended June 30, 2021, compared to 2020.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Average number of employees	5,137	4,530	13.4%	4,962	4,440	11.8%
Compensation and benefits for the three and six months ended June 30, 2021 increased compared to 2020, primarily due to an increase in salary and employee benefit expenses resulting from an increase in headcount.
Promotional
Promotional expenses include business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events and other costs that support advisor business growth. Promotional expenses for the three and six months ended June 30, 2021 increased compared to 2020, primarily due to an increase in costs associated with advisor recruitment and advisor loans.
Depreciation and Amortization
Depreciation and amortization relates to the use of fixed assets, which include internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization for the three and six months ended June 30, 2021 increased compared to 2020, primarily due to our continued investment in technology to improve our advisor platform and end-client experience.
Professional Services
Professional services expenses include costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing and general corporate matters, as well as non-capitalized costs related to service and technology enhancements. Professional services expenses for the three and six months ended June 30, 2021 increased compared to 2020, primarily due to increases in non-capitalized costs related to our service and technology projects.
Brokerage, Clearing and Exchange Fees
Brokerage, clearing and exchange fees include expenses originating from trading or clearing operations as well as any exchange membership fees. These fees fluctuate largely in line with the volume of sales and trading activity. Brokerage, clearing and exchange fees for the three and six months ended June 30, 2021 increased compared to 2020, primarily due to an increase in the volume of sales and trading activity.
Non-Operating Interest Expense and Other
Non-operating interest expense and other includes expenses from our senior secured credit facilities, senior unsecured notes, finance leases and other non-operating expenses. Non-operating interest expense and other for the three and six months ended June 30, 2021 decreased compared to 2020, primarily due to a lower outstanding principal balance on our senior secured term loan and lower interest rates on our senior unsecured notes.
Loss on Extinguishment of Debt
On March 15, 2021, we increased our borrowing capacity under and extended the maturity date of our existing senior revolving credit facility, issued senior unsecured notes due in 2029 and redeemed our existing senior unsecured notes due in 2025. In connection with these transactions, we incurred a $24.4 million loss on extinguishment of debt.
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

Our effective income tax rate was 26.3% and 25.9% and 23.9% and 25.4% for the three and six months ended June 30, 2021 and 2020, respectively. The decrease in our effective income tax rate for the six months ended June 30, 2021 compared to 2020 was primarily due to an increase in tax benefits associated with stock compensation under Accounting Standards Codification (“ASC”) Topic 718.
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

Liquidity and Capital Resources
We have established liquidity and capital policies intended to support the execution of strategic initiatives, while meeting regulatory capital requirements and maintaining ongoing and sufficient liquidity. We believe liquidity is of critical importance to the Company and, in particular, to LPL Financial, our primary broker-dealer subsidiary. The objective of our policies is to ensure that we can meet our strategic, operational and regulatory liquidity and capital requirements under both normal operating conditions and under periods of stress in the financial markets.
Liquidity
Our liquidity needs are primarily driven by capital requirements at LPL Financial, interest due on our corporate debt and other capital returns to shareholders. Our liquidity needs at LPL Financial are driven primarily by the level and volatility of our client activity. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity. We believe that based on current levels of cash flows from operations and anticipated growth, together with available external liquidity sources, we have adequate liquidity to satisfy our working capital needs, the payment of all of our obligations and the funding of anticipated capital expenditures for the foreseeable future.
Parent Company Liquidity
LPL Holdings, Inc. (“Parent”), the direct holding company of our operating subsidiaries, considers its primary source of liquidity to be corporate cash. We define corporate cash as the sum of cash and cash equivalents from the following: (1) cash held at the Parent, (2) excess cash at LPL Financial per the Credit Agreement, which is the net capital held at LPL Financial in excess of 10% of its aggregate debits, or five times the net capital required in accordance with Exchange Act Rule 15c3-1, and (3) other available cash, which includes cash and cash equivalents held at the Private Trust Company in excess of Credit Agreement capital requirements, excess cash held at Waddell & Reed per the Credit Agreement, or the net capital held in excess of 10% of its aggregate indebtedness, and cash and cash equivalents held at non-regulated subsidiaries.
We believe corporate cash is a useful measure of the Parent’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. The following table presents the components of corporate cash (in thousands):

	June 30, 2021	December 31, 2020
Corporate Cash
Cash at Parent	$170,258	$201,385
Excess cash at LPL Financial per Credit Agreement	74,152	67,574
Other available cash	33,983	10,960
Total Corporate Cash	$278,393	$279,919
Corporate cash is monitored as part of our liquidity risk management. We target maintaining approximately $200.0 million in corporate cash which covers over 24 months of principal and interest due on our corporate debt. The Company maintains additional liquidity through a $1.0 billion secured committed revolving credit facility. The Parent has the ability to borrow against the credit facility for working capital and general corporate purposes. Dividends from and excess capital generated by LPL Financial are the primary sources of liquidity. Subject to regulatory approval or notification, capital generated by LPL Financial can be distributed to the Parent to the extent the capital levels exceed both regulatory requirements and internal capital thresholds. As of June 30, 2021, LPL Financial maintained excess regulatory capital of $74.2 million over Credit Agreement requirements. During the six months ended June 30, 2021, LPL Financial paid dividends of $275.0 million to the Parent.
Share Repurchases
We engage in share repurchase programs, which are approved by our Board of Directors, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. We suspended share repurchases in early 2020 in light of the business and financial uncertainties created by the COVID-19 pandemic, which have since diminished. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate, and returning excess capital to shareholders. In the first half of 2021, the majority of our capital deployment was focused on supporting organic growth and acquisitions. While we continue to see opportunities to deploy capital in this manner, we also expect to restart our share repurchase program during the third quarter of 2021 with an initial focus on repurchases to offset dilution. We expect that this will result in repurchases of approximately $40.0 million per quarter while maintaining our ability to reassess capital deployment opportunities over time. The resumption, timing and amount of future share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, the Indentures and consideration of our general liquidity needs. See Note 10 - Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our share repurchases.
Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by the Board of Directors as well as certain limits under our Credit Agreement and the Indentures. See Note 10 - Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our dividends.

LPL Financial Liquidity
LPL Financial relies primarily on customer payables to provide liquidity and to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling approximately $575.0 million. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents our external lines of credit at June 30, 2021 (in millions):

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
We may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets. These timing differences are funded either with internally generated cash flows or, if needed, with funds drawn on our uncommitted lines of credit at LPL Financial or one of our revolving credit facilities.
LPL Financial is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from client transactions. At June 30, 2021, LPL Financial had net capital of $140.8 million with a minimum net capital requirement of $13.3 million.
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
In April 2021, the Company acquired a broker-dealer as part of the Waddell & Reed acquisition (“Waddell & Reed broker-dealer”). The Waddell & Reed broker-dealer is required to maintain net capital of $250,000, which represents the greater of 2% of its aggregate debits or the minimum net capital requirement of $250,000. At June 30, 2021, the Waddell & Reed broker-dealer had net capital of $21.6 million. The Company expects to dissolve the Waddell & Reed broker-dealer during the fourth quarter of 2021.
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
As of June 30, 2021, we were in compliance with both financial covenants, a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage”. The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	June 30, 2021
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	5.00	2.26
Interest Coverage (Minimum)	3.00	12.01
See Note 8 - Long-term and Other Borrowings, within the notes to the unaudited condensed consolidated financial statements for further detail regarding the Credit Agreement and the Indentures.

Off-Balance Sheet Arrangements
We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our advisors’ clients. These arrangements include Company commitments to extend credit. For information on these arrangements, see Note 9 - Commitments and Contingencies and Note 16 - Financial Instruments with Off-Balance-Sheet Credit Risk and Concentrations of Credit Risk, within the notes to the unaudited condensed consolidated financial statements.

Contractual Obligations
During the six months ended June 30, 2021, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2020 Annual Report on Form 10-K. See Note 8 - Long-term and Other Borrowings and Note 9 - Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K, for further detail.

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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Advisory	$846,313	$523,370	$1,568,359	$1,102,397
Commission	598,233	427,453	1,155,462	930,897
Asset-based	279,620	247,067	544,326	532,573
Transaction and fee	137,100	119,478	278,044	256,574
Interest income	6,914	6,540	13,432	16,082
Other	30,078	42,751	46,252	(8,467)
Total revenues	1,898,258	1,366,659	3,605,875	2,830,056
EXPENSES
Advisory and commission	1,273,202	859,847	2,382,101	1,730,642
Compensation and benefits	183,853	143,320	345,393	290,122
Promotional	64,349	44,540	118,530	101,938
Depreciation and amortization	36,704	26,890	72,203	53,534
Amortization of intangible assets	19,925	16,689	37,356	33,259
Occupancy and equipment	41,452	43,066	85,036	82,612
Professional services	22,500	13,620	38,125	28,225
Brokerage, clearing and exchange	23,459	18,565	42,823	35,589
Communications and data processing	14,930	14,361	26,923	25,196
Other	31,064	22,194	55,964	48,422
Total operating expenses	1,711,438	1,203,092	3,204,454	2,429,539
Non-operating interest expense and other	25,171	26,289	50,230	55,607
Loss on extinguishment of debt	—	—	24,400	—
INCOME BEFORE PROVISION FOR INCOME TAXES	161,649	137,278	326,791	344,910
PROVISION FOR INCOME TAXES	42,548	35,616	78,070	87,607
NET INCOME	$119,101	$101,662	$248,721	$257,303
EARNINGS PER SHARE (Note 12)
Earnings per share, basic	$1.49	$1.29	$3.11	$3.25
Earnings per share, diluted	$1.46	$1.27	$3.05	$3.19
Weighted-average shares outstanding, basic	80,063	78,940	79,880	79,223
Weighted-average shares outstanding, diluted	81,728	80,127	81,608	80,659
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except share data)

ASSETS	June 30, 2021	December 31, 2020
Cash and cash equivalents	$906,720	$808,612
Cash segregated under federal and other regulations	741,432	923,158
Restricted cash	78,648	67,264
Receivables from:
Clients, net of allowance of $696 at June 30, 2021 and $520 at December 31, 2020	531,784	405,106
Product sponsors, broker-dealers and clearing organizations	275,189	233,192
Advisor loans, net of allowance of $8,202 at June 30, 2021 and $6,763 at December 31, 2020	776,513	547,372
Others, net of allowance of $2,803 at June 30, 2021 and $3,101 at December 31, 2020	371,240	306,640
Securities owned:
Trading — at fair value	30,169	29,252
Held-to-maturity — at amortized cost	10,708	13,235
Securities borrowed	13,395	30,130
Fixed assets, net of accumulated depreciation and amortization of $561,214 at June 30, 2021 and $489,997 at December 31, 2020	600,763	582,868
Operating lease assets	96,844	101,921
Goodwill	1,646,631	1,513,866
Intangible assets, net of accumulated amortization of $649,366 at June 30, 2021 and $612,011 at December 31, 2020	486,355	397,486
Deferred income taxes, net	24,364	24,112
Other assets	629,261	539,357
Total assets	$7,220,016	$6,523,571
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$154,230	$178,403
Payables to clients	1,329,397	1,356,083
Payables to broker-dealers and clearing organizations	109,089	89,743
Accrued advisory and commission expenses payable	215,107	187,040
Accounts payable and accrued liabilities	747,669	681,554
Income taxes payable	5,718	28,145
Unearned revenue	135,600	95,328
Securities sold, but not yet purchased — at fair value	1,398	206
Long-term and other borrowings, net	2,727,336	2,345,414
Operating lease liabilities	133,321	139,377
Finance lease liabilities	106,239	107,424
Total liabilities	5,665,104	5,208,717
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 600,000,000 shares authorized; 128,431,247 shares issued at June 30, 2021 and 127,585,764 shares issued at December 31, 2020	128	127
Additional paid-in capital	1,808,135	1,762,770
Treasury stock, at cost — 48,203,446 shares at June 30, 2021 and 48,115,037 shares at December 31, 2020	(2,407,035)	(2,391,062)
Retained earnings	2,153,684	1,943,019
Total stockholders’ equity	1,554,912	1,314,854
Total liabilities and stockholders’ equity	$7,220,016	$6,523,571
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended June 30, 2020
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — March 31, 2020	127,036	$127	$1,720,276	48,178	$(2,392,712)	$1,683,666	$1,011,357
Net income						101,662	101,662
Issuance of common stock to settle restricted stock units, net	76	—	—	2	(167)		(167)
Treasury stock purchases				—	—		—
Cash dividends on common stock - $0.25 per share						(19,745)	(19,745)
Stock option exercises and other	127	—	4,411	(25)	918	423	5,752
Share-based compensation	—	—	8,647				8,647
BALANCE — June 30, 2020	127,239	$127	$1,733,334	48,155	$(2,391,961)	$1,766,006	$1,107,506

	Three Months Ended June 30, 2021
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — March 31, 2021	128,137	$128	$1,787,095	48,211	$(2,406,221)	$2,053,319	$1,434,321
Net income						119,101	119,101
Issuance of common stock to settle restricted stock units, net	67	—	—	10	(1,453)		(1,453)
Cash dividends on common stock - $0.25 per share						(20,031)	(20,031)
Stock option exercises and other	227	—	9,299	(18)	639	1,295	11,233
Share-based compensation			11,741				11,741
BALANCE — June 30, 2021	128,431	$128	$1,808,135	48,203	$(2,407,035)	$2,153,684	$1,554,912
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Six Months Ended June 30, 2020
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2019	126,494	$126	$1,703,973	46,260	$(2,234,793)	$1,554,567	$1,023,873
Cumulative effect of accounting change						(7,317)	(7,317)
Net income						257,303	257,303
Issuance of common stock to settle restricted stock units, net	391	—	—	124	(8,537)		(8,537)
Treasury stock purchases				1,810	(150,036)		(150,036)
Cash dividends on common stock - $0.50 per share						(39,458)	(39,458)
Stock option exercises and other	354	1	11,382	(39)	1,405	911	13,699
Share-based compensation			17,979				17,979
BALANCE — June 30, 2020	127,239	$127	$1,733,334	48,155	$(2,391,961)	$1,766,006	$1,107,506

	Six Months Ended June 30, 2021
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2020	127,586	$127	$1,762,770	48,115	$(2,391,062)	$1,943,019	$1,314,854
Net income						248,721	248,721
Issuance of common stock to settle restricted stock units, net	363	—	—	130	(17,483)		(17,483)
Cash dividends on common stock - $0.50 per share						(40,011)	(40,011)
Stock option exercises and other	482	1	21,648	(42)	1,510	1,955	25,114
Share-based compensation			23,717				23,717
BALANCE — June 30, 2021	128,431	$128	$1,808,135	48,203	$(2,407,035)	$2,153,684	$1,554,912

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$248,721	$257,303
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	72,203	53,534
Amortization of intangible assets	37,356	33,259
Amortization of debt issuance costs	2,750	2,695
Share-based compensation	23,717	17,979
Provision for bad debts	3,357	4,181
Deferred income taxes	(252)	(322)
Loss on extinguishment of debt	24,400	—
Loan forgiveness	62,920	56,079
Other	(4,341)	(5,915)
Changes in operating assets and liabilities:
Receivables from clients	(126,839)	47,813
Receivables from product sponsors, broker-dealers and clearing organizations	(41,505)	(98)
Advisor loans	(289,399)	(95,636)
Receivables from others	(58,129)	(19,495)
Securities owned	147	9,671
Securities borrowed	16,735	6,740
Operating leases	(979)	(871)
Other assets	(60,263)	(54,520)
Drafts payable	(24,172)	(12,552)
Payables to clients	(26,722)	(24,428)
Payables to broker-dealers and clearing organizations	19,346	(4,296)
Accrued advisory and commission expenses payable	22,500	(11,710)
Accounts payable and accrued liabilities	22,101	(6,940)
Income taxes receivable/payable	(22,427)	68,247
Unearned revenue	38,849	17,535
Securities sold, but not yet purchased	1,192	(105)
Net cash provided by (used in) operating activities	(58,734)	338,148
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(84,976)	(71,909)
Acquisitions, net of cash acquired	(243,007)	—
Purchase of securities classified as held-to-maturity	—	(5,082)
Proceeds from maturity of securities classified as held-to-maturity	2,500	2,500
Net cash used in investing activities	(325,483)	(74,491)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	695,000	1,071,000
Repayments of revolving credit facilities	(695,000)	(1,116,000)
Repayment of senior unsecured notes	(900,000)	—
Repayment of senior secured term loans	(5,350)	(5,350)
Proceeds from senior unsecured notes	1,300,000	—
Payment of debt issuance costs	(15,929)	—
Make-whole premium on redemption of senior unsecured notes	(25,875)	—
Payment of contingent consideration	(7,298)	(10,000)
Tax payments related to settlement of restricted stock units	(17,483)	(8,537)
Repurchase of common stock	—	(150,036)
Dividends on common stock	(40,011)	(39,458)
Proceeds from stock option exercises and other	25,114	13,698
Principal payment of finance leases and obligations	(1,185)	(1,044)
Net cash provided by (used in) financing activities	311,983	(245,727)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(72,234)	17,930
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	1,799,034	1,471,778
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$1,726,800	$1,489,708

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$51,611	$56,109
Income taxes paid	$100,594	$19,819
Cash paid for amounts included in the measurement of operating lease liabilities	$10,910	$10,568
Cash paid for amounts included in the measurement of finance lease liabilities	$5,309	$5,255
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$16,013	$16,331
Lease assets obtained in exchange for operating lease liabilities	$—	$3,447

	June 30,
	2021	2020
Cash and cash equivalents	$906,720	$845,228
Cash segregated under federal and other regulations	741,432	574,429
Restricted cash	78,648	70,051
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,726,800	$1,489,708

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
•LPL Employee Services, LLC is a holding company for Allen & Company of Florida, LLC (“Allen & Company”), an RIA.
•Waddell & Reed Financial Services, LLC and its subsidiaries provide investment management and wealth management services to clients.
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
The unaudited condensed consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
Recently Issued Accounting Pronouncements
There are no recently issued accounting pronouncements that would materially impact the Company’s condensed consolidated financial statements and related disclosures.
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
Advisory
Advisory revenues represent fees charged to advisors’ clients’ accounts on the Company’s corporate advisory platform. The Company provides ongoing investment advice and acts as a custodian, providing brokerage and execution services on transactions, and performs administrative services for these accounts. This series of performance obligations transfers control of the services to the client over time as the services are performed. These revenues are recognized ratably over time to match the continued delivery of the performance obligations to the client over the life of the contract. The advisory revenues generated from the Company’s corporate RIA advisory platform are based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. As such, the consideration for these revenues are variable and an estimate of the variable consideration is constrained due to dependence on unpredictable market impacts on client portfolio values. The constraint is removed once the portfolio value can be determined.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents total commission revenues disaggregated by investment product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commission revenues
Annuities	$305,100	$217,637	$585,876	$463,299
Mutual funds	195,688	133,800	368,838	289,956
Fixed income	34,862	18,463	67,024	47,588
Equities	30,517	27,985	69,428	65,406
Other	32,066	29,568	64,296	64,648
Total commission revenues	$598,233	$427,453	$1,155,462	$930,897
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
The following table presents sales-based and trailing commission revenues disaggregated by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commission revenues
Sales-based
Annuities	$112,619	$64,287	$208,158	$156,812
Mutual funds	50,250	29,716	97,529	75,250
Fixed income	34,862	18,463	67,024	47,588
Equities	30,517	27,985	69,428	65,406
Other	21,348	19,061	43,730	42,847
Total sales-based revenues	$249,596	$159,512	$485,869	$387,903
Trailing
Annuities	$192,481	$153,350	$377,718	$306,487
Mutual funds	145,438	104,084	271,309	214,706
Other	10,718	10,507	20,566	21,801
Total trailing revenues	$348,637	$267,941	$669,593	$542,994
Total commission revenues	$598,233	$427,453	$1,155,462	$930,897
Asset-Based
Asset-based revenues consist of fees from the Company’s client cash programs, which consist of fees from its money market program and insured bank sweep vehicles, sponsorship programs and recordkeeping.

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
The following table sets forth asset-based revenues at a disaggregated level (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Asset-based revenues
Client cash	$90,377	$116,266	$187,481	$267,664
Sponsorship programs	95,978	63,885	177,690	128,334
Recordkeeping	93,265	66,916	179,155	136,575
Total asset-based revenues	$279,620	$247,067	$544,326	$532,573
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth transaction and fee revenues disaggregated by recognition pattern (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Transaction and fee revenues
Point-in-time(1)	$61,526	$52,306	$127,339	$117,944
Over time(2)	75,574	67,172	150,705	138,630
Total transaction and fee revenues	$137,100	$119,478	$278,044	$256,574
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
Interest Income
The Company earns interest income from client margin loans, advisor loans, cash segregated under federal and other regulations, and cash equivalents.
Other
Other revenues primarily include unrealized gains and losses on assets held by the Company for its advisor non-qualified deferred compensation plan and model research portfolios and other miscellaneous revenues. These revenues are not generated from contracts with customers.
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. The increase in the unearned revenue balance for the six months ended June 30, 2021 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by $92.6 million of revenues recognized that were included in the unearned revenue balance as of December 31, 2020.
For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes revenue as the conferences are held.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 4 - ACQUISITIONS
On April 30, 2021, the Company acquired the wealth management business of Waddell & Reed Financial, Inc. for $300.0 million. The Company has provisionally allocated $132.8 million of the purchase price to goodwill, $118.7 million to definite-lived intangible assets, and the remainder to other assets acquired and liabilities assumed as part of the acquisition. See Note 7 - Goodwill and Other Intangible Assets, for additional information.
On October 26, 2020, the Company acquired Blaze Portfolio Systems LLC, a technology company that provides an advisor-facing trading and portfolio rebalancing platform. The Company paid $11.6 million at closing and agreed to a future contingent payment of up to $4.0 million.
On August 18, 2020, the Company acquired business relationships with advisors from E.K. Riley Investments, LLC and Lucia Securities, LLC, two unrelated broker-dealers and RIAs, for a combined $18.4 million. Both transactions have potential contingent payments.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the six months ended June 30, 2021 or June 30, 2020.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At June 30, 2021 and December 31, 2020, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At June 30, 2021, the Company did not adjust prices received from the independent third-party pricing services.

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
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$9,725	$—	$—	$9,725
Securities owned — trading:
Money market funds	128	—	—	128
Mutual funds	9,839	—	—	9,839
Equity securities	577	—	—	577
Debt securities	—	126	—	126
U.S. treasury obligations	19,499	—	—	19,499
Total securities owned — trading	30,043	126	—	30,169
Other assets	442,184	9,264	—	451,448
Total assets at fair value	$481,952	$9,390	$—	$491,342
Liabilities
Securities sold, but not yet purchased:
Mutual funds	$7	$—	$—	$7
Equity securities	202	—	—	202
Debt securities	—	1,189	—	1,189
Total securities sold, but not yet purchased	209	1,189	—	1,398
Accounts payable and accrued liabilities	—	—	3,375	3,375
Total liabilities at fair value	$209	$1,189	$3,375	$4,773

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
Fair Value of Financial Instruments not Measured at Fair Value
The fair value of cash and cash equivalents, cash segregated under federal and other regulations, and restricted cash was estimated to be carrying value and classified as Level 1 of the fair value hierarchy.
The fair value of receivables from clients, product sponsors, broker-dealers and clearing organizations, advisor loans and others, securities borrowed, drafts payable, payables to clients, broker-dealers and clearing organizations, and other payables were estimated to approximate carrying value and classified as Level 2 of the fair value hierarchy due to their short-term nature.

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

The amortized cost, gross unrealized gain and fair value of held-to-maturity securities were as follows (in thousands):

	June 30, 2021	December 31, 2020
Amortized cost	$10,708	$13,235
Gross unrealized gain	79	159
Fair value(1)	$10,787	$13,394
(1)The fair value of held-to-maturity securities is classified as Level 2 of the fair value hierarchy.
At June 30, 2021, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$5,003	$5,705	$—	$10,708
U.S. government notes — at fair value	$5,044	$5,743	$—	$10,787
NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS
During the three months ended June 30, 2021, the Company recorded provisional goodwill of $132.8 million and provisional intangible assets of $118.7 million in connection with the acquisition of the wealth management business of Waddell & Reed Financial, Inc. The intangible assets are comprised primarily of advisor relationships with a weighted average useful life of approximately 9 years. See Note 4 - Acquisitions, for additional information.
A summary of the activity impacting goodwill is presented below (in thousands):

Balance at December 31, 2019	$1,503,648
Goodwill acquired	10,218
Balance at December 31, 2020	1,513,866
Goodwill acquired	132,765
Balance at June 30, 2021	$1,646,631

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of intangible assets were as follows at June 30, 2021 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	6.1	$796,489	$(443,225)	$353,264
Product sponsor relationships	4.6	234,086	(179,300)	54,786
Client relationships	7.5	45,087	(21,393)	23,694
Technology	6.8	19,040	(4,348)	14,692
Trade names	0.8	1,200	(1,100)	100
Total definite-lived intangible assets		$1,095,902	$(649,366)	$446,536
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$486,355
The components of intangible assets were as follows at December 31, 2020 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	5.4	$670,542	$(415,169)	$255,373
Product sponsor relationships	5.1	234,086	(173,345)	60,741
Client relationships	7.9	44,810	(19,237)	25,573
Technology	7.3	19,040	(3,220)	15,820
Trade names	1.3	1,200	(1,040)	160
Total definite-lived intangible assets		$969,678	$(612,011)	$357,667
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$397,486
Total amortization of intangible assets was $19.9 million and $16.7 million for the three months ended June 30, 2021 and 2020, respectively, and $37.4 million and $33.3 million for the six months ended June 30, 2021 and 2020, respectively. Future amortization is estimated as follows (in thousands):

2021 - remainder	$42,134
2022	82,927
2023	78,824
2024	77,942
2025	69,513
Thereafter	95,196
Total	$446,536

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 8 - LONG-TERM AND OTHER BORROWINGS
The Company’s outstanding long-term borrowings were as follows (in thousands):

	June 30, 2021			December 31, 2020
Long-Term Borrowings	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan B(1)	$1,053,950	LIBOR+175 bps	1.85%	$1,059,300	LIBOR+175 bps	1.90%	11/12/2026
2025 Senior Notes(1)	—	Fixed Rate	—%	900,000	Fixed Rate	5.75%	9/15/2025
2027 Senior Notes(1)	400,000	Fixed Rate	4.63%	400,000	Fixed Rate	4.63%	11/15/2027
2029 Senior Notes(1)	900,000	Fixed Rate	4.00%	—	Fixed Rate	—%	3/15/2029
2031 Senior Notes(1)	400,000	Fixed Rate	4.38%	—	Fixed Rate	—%	5/15/2031
Total long-term borrowings(2)	2,753,950			2,359,300
Plus: Unamortized Premium	—			7,083
Less: Unamortized Debt Issuance Cost	(26,614)			(20,969)
Total Long-Term Borrowings	$2,727,336			$2,345,414
_______________________________
(1)No leverage or interest coverage maintenance covenants.
(2)The fair value of the Company’s debt was $2,768.5 million and $2,402.4 million at June 30, 2021 and December 31, 2020, respectively and was classified as Level 2 in the fair value hierarchy.
The following table presents amounts available under the Company’s external lines of credit at June 30, 2021 (in millions):

Other Borrowings	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	March 2026	$—	$1,000
Broker-dealer revolving credit facility	LPL Financial LLC	July 2024	$—	$300
Secured, uncommitted lines of credit	LPL Financial LLC	March 2022	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2021	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2021	$—	$50
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
There were no borrowings outstanding under the Company’s external lines of credit at June 30, 2021 or December 31, 2020, respectively.
Issuance of 2031 Senior Notes
LPLH raised $400.0 million in aggregate principal amount of 4.375% senior notes on May 18, 2021, which were issued at par (“2031 Senior Notes”). The Company used the proceeds from the issuance to repay borrowings made under the senior secured revolving credit facility related to the acquisition of the wealth management business of Waddell & Reed Financial, Inc. The 2031 Senior Notes are unsecured obligations, governed by an indenture, that will mature on May 15, 2031, and bear interest at the rate of 4.375% per year, with interest payable semi-annually. The Company may redeem all or part of the 2031 Senior Notes at any time prior to May 15, 2026 (subject to a customary “equity claw” redemption right) at 100% of the principal amount redeemed plus any accrued and unpaid interest thereon and a “make-whole” premium. Thereafter, the Company may redeem all or part of the 2031 Senior Notes at annually declining redemption premiums until May 15, 2029, at and after which date the redemption price will be equal to 100% of the principal amount redeemed plus any accrued and unpaid interest thereon. In connection with the issuance of the 2031 Senior Notes, the Company incurred $3.8 million in costs, which are capitalized as debt issuance costs in the unaudited condensed consolidated statements of financial condition.
Issuance of 2029 Senior Notes
LPLH raised $900.0 million in aggregate principal amount of 4.00% senior notes on March 15, 2021, which were issued at par (“2029 Senior Notes”). The company used the proceeds from the issuance of the 2029 Senior Notes, along with existing corporate cash available, to redeem the 2025 Senior Notes. In connection with this redemption,

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
the Company recognized $24.4 million as a loss on extinguishment of debt on the unaudited condensed consolidated statements of income.
The 2029 Senior Notes are unsecured obligations, governed by an indenture, that will mature on March 15, 2029, and bear interest at the rate of 4.00% per year, with interest payable semi-annually. The Company may redeem all or part of the 2029 Senior Notes at any time prior to March 15, 2024 (subject to a customary “equity claw” redemption right) at 100% of the principal amount redeemed plus any accrued and unpaid interest thereon and a “make-whole” premium. Thereafter, the Company may redeem all or part of the 2029 Senior Notes at annually declining redemption premiums until March 15, 2026, at and after which date the redemption price will be equal to 100% of the principal amount redeemed plus any accrued and unpaid interest thereon. In connection with the issuance of the 2029 Senior Notes, the Company incurred $9.0 million in costs, which are capitalized as debt issuance costs in the unaudited condensed consolidated statements of financial condition.
Credit Agreement
On March 15, 2021, LPLFH and LPLH entered into a fifth amendment agreement (the “Amendment”) to the Company’s amended and restated credit agreement (“Credit Agreement”), which, among other things, increased the size of its senior secured revolving credit facility to $1.0 billion and extended the maturity date of its senior secured revolving credit facility. In connection with the execution of the Amendment, the Company incurred $3.2 million in costs, which are capitalized as debt issuance costs in the unaudited condensed consolidated statements of financial condition. The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of June 30, 2021, the Company was in compliance with such covenants.
Parent Revolving Credit Facility
Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 125 to 175 basis points over the Eurodollar Rate or 25 to 75 basis points over the base rate, depending on the Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement).
Broker-Dealer Revolving Credit Facility
On July 31, 2019, LPL Financial, the Company’s broker-dealer subsidiary, entered into a committed, unsecured revolving credit facility that matures on July 31, 2024 and allows for a maximum borrowing of $300.0 million. Borrowings bear interest at a rate per annum ranging from 112.5 to 137.5 basis points over the Federal Funds Rate or Eurodollar Rate, depending on the Parent Leverage Ratio (each as defined in the broker-dealer credit agreement). The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants with which LPL Financial was in compliance as of June 30, 2021.
Other External Lines of Credit
LPL Financial maintained six uncommitted lines of credit as of June 30, 2021. Two of the lines have limits that are unspecified, and that depend primarily on LPL Financial’s ability to provide sufficient collateral. The other four lines have a total limit of $275.0 million, one of which allows for collateralized borrowings while the other three allow for uncollateralized borrowings.
NOTE 9 - COMMITMENTS AND CONTINGENCIES
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded loan commitments at June 30, 2021.
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
Self-Insurance
The Company has self-insurance for certain potential liabilities through the Captive Insurance Subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends, so there are particular complexities and uncertainties involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured. As of June 30, 2021 and December 31, 2020, these self-insurance liabilities were $64.0 million and $51.5 million, respectively, and are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the unaudited condensed consolidated statements of income.
Other Commitments
As of June 30, 2021, the Company had approximately $455.8 million of client margin loans that were collateralized with securities having a fair value of approximately $638.2 million that LPL Financial can repledge, loan or sell. Of these securities, approximately $72.9 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of June 30, 2021, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $565.3 million of client collateral.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Securities owned, trading, on the unaudited condensed consolidated statements of financial condition includes $4.5 million pledged to the Options Clearing Corporation at both June 30, 2021 and December 31, 2020, and $15.0 million pledged to the National Securities Clearing Corporation at both June 30, 2021 and December 31, 2020, respectively.
NOTE 10 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s Board of Directors as well as certain limits under the Credit Agreement and Indentures. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2021		2020
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$20.0	$0.25	$19.7
Second quarter	$0.25	$20.0	$0.25	$19.7
Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the unaudited condensed consolidated statements of financial condition.
As of June 30, 2021, the Company was authorized to purchase up to an additional $349.8 million of shares pursuant to share repurchase programs approved by the Board of Directors. The Company expects to restart its share repurchase program during the third quarter of 2021 with an initial focus on repurchases to offset dilution, which we expect will result in repurchases of approximately $40.0 million per quarter.
NOTE 11 - SHARE-BASED COMPENSATION
In May 2021, the Company adopted the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, warrants, restricted stock awards, restricted stock units, deferred stock units, performance stock units and other equity-based compensation to the Company’s employees, non-employee directors and other service providers. The 2021 Plan serves as the successor to the Company’s 2010 Omnibus Equity Incentive Plan (the “2010 Plan”). Following the adoption of the 2021 Plan, the Company is no longer making grants under the 2010 Plan, and the 2021 Plan is the only plan under which equity awards are granted. However, awards previously granted under the 2010 Plan will remain outstanding until vested, exercised or forfeited, as applicable.
There were 17,754,197 shares authorized for grant under the 2021 Plan and 14,707,051 shares remaining available for future issuance at June 30, 2021.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock Options and Warrants
The following table summarizes the Company’s stock option and warrant activity as of and for the six months ended June 30, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2020	2,000,383	$45.57
Granted	—	$—
Exercised	(480,226)	$45.02
Forfeited and Expired	(23,761)	$55.19
Outstanding — June 30, 2021	1,496,396	$45.60	5.00	$133,749
Exercisable — June 30, 2021	1,394,299	$43.26	4.81	$127,883
Exercisable and expected to vest — June 30, 2021	1,492,893	$45.52	4.99	$133,547
The following table summarizes information about outstanding stock options and warrants as of June 30, 2021:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	330,182	$19.85	4.59	330,182	$19.85
$25.01 - $35.00	219,325	$29.51	1.10	219,325	$29.51
$35.01 - $45.00	306,064	$39.48	5.61	306,064	$39.48
$45.01 - $65.00	132,987	$48.30	3.29	132,987	$48.30
$65.01 - $75.00	221,990	$65.50	6.58	221,990	$65.50
$75.01 - $80.00	285,848	$77.53	7.40	183,751	$77.53
	1,496,396	$45.60	5.00	1,394,299	$43.26
The Company recognized share-based compensation related to the vesting of stock options awarded to employees and officers of $0.7 million and $1.0 million during the three months ended June 30, 2021 and 2020, respectively, and $1.5 million and $2.4 million during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $1.2 million, which is expected to be recognized over a weighted-average period of 0.67 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, as of and for the six months ended June 30, 2021:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2020	5,560	$64.74	904,445		$78.12
Granted	1,593	$156.54	455,008		$143.67
Vested	(6,102)	$72.89	(363,664)		$79.49
Forfeited	—	$—	(32,598)		$98.26
Outstanding — June 30, 2021	1,051	$156.54	963,191	(1)	$107.89
Expected to vest — June 30, 2021	1,051	$156.54	840,047		$112.15
_______________________________
(1)    Includes 72,245 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $9.9 million and $6.4 million of share-based compensation related to the vesting of these restricted stock awards and stock units during the three months ended June 30, 2021 and 2020, respectively, and $20.1 million and $13.0 million during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, total unrecognized compensation cost for restricted stock awards and stock units was $70.1 million, which is expected to be recognized over a weighted-average remaining period of 2.26 years.
The Company also grants restricted stock units to its advisors and to financial institutions. The Company recognized share-based compensation of $0.6 million related to the vesting of these awards during each of the three months ended June 30, 2021 and 2020, and $1.2 million and $1.3 million during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $3.3 million, which is expected to be recognized over a weighted-average remaining period of 1.87 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 12 - EARNINGS PER SHARE
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$119,101	$101,662	$248,721	$257,303

Basic weighted-average number of shares outstanding	80,063	78,940	79,880	79,223
Dilutive common share equivalents	1,665	1,187	1,728	1,436
Diluted weighted-average number of shares outstanding	81,728	80,127	81,608	80,659

Basic earnings per share	$1.49	$1.29	$3.11	$3.25
Diluted earnings per share	$1.46	$1.27	$3.05	$3.19
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the three months ended June 30, 2020, stock options, warrants and stock units representing common share equivalents of 1,040,297 shares were anti-dilutive. There were no such anti-dilutive shares during the three months ended June 30, 2021. For the six months ended June 30, 2021 and 2020, stock options, warrants and stock units representing common share equivalents of 2,604 shares and 683,813 shares, respectively, were anti-dilutive.
NOTE 13 - INCOME TAXES
The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, settlement contingencies, tax credits and other permanent differences in tax deductibility of certain expenses. These items resulted in effective tax rates of 26.3% and 25.9% for the three months ended June 30, 2021 and 2020, respectively, and 23.9% and 25.4% for the six months ended June 30, 2021 and 2020, respectively.
The decrease in our effective income tax rate for the six months ended June 30, 2021 compared to 2020 was primarily due to an increase in tax benefits associated with stock compensation under Accounting Standards Codification (“ASC”) Topic 718.
NOTE 14 - RELATED PARTY TRANSACTIONS
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
The Company recognized revenues for services provided to these related parties of $1.5 million and $1.1 million during the three months ended June 30, 2021 and 2020, respectively, and $2.9 million and $2.3 million during the six months ended June 30, 2021 and 2020, respectively. The Company incurred expenses for the services provided by these related parties of $0.4 million and $0.5 million during the three months ended June 30, 2021 and 2020, respectively, and $0.8 million and $0.9 million during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and 2020, receivables from and payables to related parties were not material.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 15 - NET CAPITAL AND REGULATORY REQUIREMENTS
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also provide that the broker-dealer’s capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and, as of June 30, 2021, had net capital of $140.8 million, which was $127.5 million in excess of its minimum net capital requirement of $13.3 million.
In April 2021, the Company acquired a broker-dealer as part of its acquisition of the wealth management business of Waddell & Reed Financial, Inc. (the “Waddell & Reed broker-dealer”). The Waddell & Reed broker-dealer is required to maintain net capital of $250,000, which represents the greater of 2% of its aggregate debits or the minimum net capital requirement of $250,000. At June 30, 2021, the Waddell & Reed broker-dealer had net capital of $21.6 million, which was $21.3 million in excess of its minimum capital requirement. The Company expects to dissolve the Waddell & Reed broker-dealer during the fourth quarter of 2021.
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
As of June 30, 2021 and December 31, 2020, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK
AND CONCENTRATIONS OF CREDIT RISK
LPL Financial’s client securities activities are transacted on either a cash or margin basis. In margin transactions, LPL Financial extends credit to the advisor’s client, subject to various regulatory and internal margin requirements, which is collateralized by cash and securities in the client’s account. As clients write options contracts or sell securities short, LPL Financial may incur losses if the clients do not fulfill their obligations and the collateral in the clients’ accounts is not sufficient to fully cover losses that clients may incur from these strategies. To control this risk, LPL Financial monitors margin levels daily and clients are required to deposit additional collateral, or reduce positions, when necessary.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 17 - SUBSEQUENT EVENTS
On July 27, 2021, the Board of Directors declared a cash dividend of $0.25 per share on the Company’s outstanding common stock to be paid on August 27, 2021 to all stockholders of record on August 13, 2021.

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
As of June 30, 2021, the fair value of our trading securities owned was $30.2 million and the fair value of securities sold, but not yet purchased was immaterial. The fair value of securities included within other assets was $451.4 million as of June 30, 2021. See Note 5 - Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased and other assets associated with our client facilitation activities. See Note 6 - Held-to-Maturity Securities, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of June 30, 2021, $1.1 billion of our outstanding debt under our Credit Agreement was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are generally subject to the same, but off-setting, interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at June 30, 2021	Annual Impact of an Interest Rate(†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facility		Points	Points	Points	Points
Term Loan B	$1,053,950	$1,047	$2,618	$5,236	$10,473
____________________
(†) Our interest rate for the Term Loan B is locked in for one, two, three, six or twelve months as allowed under the Credit Agreement. At the end of the selected periods the rates will be locked in at the then current rate. The effect of these interest rate locks are not included in the table above.
See Note 8 - Long-term and Other Borrowings within the notes to the unaudited condensed consolidated financial statements for additional information.
As of June 30, 2021, we offered our advisors and their clients two primary bank sweep vehicles that are interest rate sensitive: (1) our insured cash account (“ICA”) for individuals, trusts, sole proprietorships and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts and other organizations; and (2) an insured deposit cash account (“DCA”) for advisory individual retirement accounts. In addition, we offer our advisors and their clients a money market program, including money market sweep accounts as well as the ability to participate in purchased money market funds. While clients earn interest on deposits in ICA and DCA, we earn a fee. The fees we earn from cash held in ICAs are based on prevailing interest rates in the current interest rate environment. The fees we earn from DCAs are calculated as a per account fee, and such fees increase as the federal funds target rate increases, subject to a cap. The fees we earn on cash balances in our advisors’ clients’ accounts in our money market program, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the bank deposit sweep vehicles are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicles relative to other products into which clients may move cash balances.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the three and six months ended June 30, 2021 and 2020. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Our senior management is monitoring developments in the COVID-19 pandemic and has implemented changes to our policies, procedures and operations to protect the integrity and continuity of our business and the health and safety of our employees. For example, we equipped and enabled a substantial majority of employees to work remotely, enhanced cleaning protocols throughout our corporate offices and worked closely with our vendors to maintain service continuity throughout the market volatility and increased operational volumes that occurred from time to time during the pandemic. There can be no guarantee that our business continuity plans and the other efforts to manage the business implications of COVID-19 will be effective, or that there will not be material adverse effects on our results of operations. Please consult Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K for more information about the risks associated with COVID-19.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we have been subjected to and are currently subject to legal and regulatory proceedings arising out of our business operations, including lawsuits, arbitration claims, and inquiries, investigations and enforcement proceedings initiated by the SEC, FINRA and state securities regulators, as well as other actions and claims. See Note 9 - Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements for additional information.
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
4.1
Indenture, dated May 18, 2021, among LPL Holdings, Inc., U.S. Bank National Association, as trustee, and certain subsidiaries of LPL Holdings, Inc., as guarantors (Incorporated by reference to the Form 8-K filed on May 18, 2021).

10.1	LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan (Incorporated by reference to the Form 8-K filed on May 5, 2021).
10.2	LPL Financial Holdings Inc. 2021 Employee Stock Purchase Plan (Incorporated by reference to the Form 8-K filed on May 5, 2021).
10.3	Form of Employee Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan*
10.4	Form of Employee Performance Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan*
10.5	Form of Advisor Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan*
10.6	Form of Financial Institution Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.DEF	Inline XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	August 3, 2021	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	August 3, 2021	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer

Date:	August 3, 2021	By:	/s/ BRENT B. SIMONICH
Brent B. Simonich
Chief Accounting Officer