Form 10-Q
period 2021-09-30
LPL Financial Holdings Inc.
filed 2021-11-02
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
☐ Yes   ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of October 26, 2021 was 80,147,365.

i

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (“Exchange Act”), with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public on the SEC’s internet site at SEC.gov.
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
We may use our website as a means of disclosing material information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included on our website in the “Investor Relations” or “Press Releases” sections. Accordingly, investors should monitor these portions of our website in addition to following the Company’s press releases, SEC filings, public conference calls and webcasts.
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
•expected impacts of the coronavirus disease 2019 (“COVID-19”) pandemic on the Company’s business; and
•any other statements that are not related to present facts or current conditions or that are not purely historical, constitute forward-looking statements.

These forward-looking statements are based on the Company’s historical performance and its plans, estimates and expectations as of November 2, 2021. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive and other factors, which may cause actual financial or operating results, levels of activity or the timing of events to be materially different from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:
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
•changes in growth and profitability of the Company’s fee-based offerings;
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

Executive Summary
Financial Highlights
Results for the third quarter of 2021 included net income of $103.1 million, or $1.26 per diluted share, which compares to $103.8 million, or $1.29 per diluted share, for the third quarter of 2020.
Asset Growth Trends
Total advisory and brokerage assets were $1.1 trillion at September 30, 2021, up 40% from $810.4 billion at September 30, 2020. Total net new assets were $29.0 billion for the three months ended September 30, 2021, compared to $11.1 billion for the same period in 2020.
Net new advisory assets were $21.7 billion for the three months ended September 30, 2021, compared to $10.4 billion for the same period in 2020. Advisory assets were $594.0 billion, or 52% of total advisory and brokerage assets served, at September 30, 2021, up 46% from $405.9 billion at September 30, 2020.
Net new brokerage assets were $7.3 billion for the three months ended September 30, 2021, compared to $0.7 billion for the same period in 2020. Brokerage assets were $538.6 billion at September 30, 2021, up 33% from $404.4 billion at September 30, 2020.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, was $631.1 million for the three months ended September 30, 2021, and increased 25% from $505.7 million for the three months ended September 30, 2020. Gross profit is calculated as total revenue, less advisory and commission expense and brokerage, clearing and exchange fees. We believe that gross profit can provide investors with useful insight into the Company’s core operating performance before indirect costs that are general and administrative in nature. See the “How We Evaluate Our Business” section for additional information on gross profit.
Common Stock Dividends and Share Repurchases
During the three months ended September 30, 2021, we paid shareholders a cash dividend of $20.1 million and repurchased 276,800 of our outstanding shares for a total of $40.0 million.

COVID-19 Response
In response to the COVID-19 pandemic, we have taken measures to protect the health and safety of our employees, as well as the stability and continuity of our operations. For example, we have equipped and enabled a substantial majority of employees to work remotely, enhanced cleaning protocols throughout our corporate offices, and worked closely with our vendors to maintain service continuity throughout the market volatility and increased operational volumes that occurred from time to time during the pandemic. We also made extra support available to our advisors by extending service hours and providing additional resources to enable them to deliver differentiated services to their clients. Please consult Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K for more information about the risks associated with COVID-19.

Our Sources of Revenue
Our revenue is derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust and reporting platforms. We also generate asset-based revenue through our bank sweep vehicles and money market programs and the access we provide to a variety of product providers with the following product lines:

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

How We Evaluate Our Business
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Three Months Ended
	September 30,	June 30,	September 30,
Operating Metrics (dollars in billions)(1)	2021	2021	2020
Advisory and Brokerage Assets
Advisory assets(2)(3)	$594.0	$577.6	$405.9
Brokerage assets(2)(4)	538.6	534.7	404.4
Total Advisory and Brokerage Assets(2)	$1,132.6	$1,112.3	$810.4
Advisory assets as a % of total Advisory and Brokerage Assets	52.4%	51.9%	50.1%

Net New Assets
Net new advisory assets(5)	$21.7	$54.9	$10.4
Net new brokerage assets(6)	7.3	51.1	0.7
Total Net New Assets(7)	$29.0	$106.0	$11.1

Organic Net New Assets(7)
Organic net new advisory assets	$21.1	$21.4	$10.4
Organic net new brokerage assets	5.6	15.6	0.7
Total Organic Net New Assets	$26.7	$37.1	$11.1

Organic advisory net new assets annualized growth(7)(8)	15.6%	17.3%	11.0%
Total organic net new assets annualized growth(7)(8)	10.2%	15.5%	5.8%

Client Cash Balances(2)
Insured cash account balances	$30.5	$34.1	$34.7
Deposit cash account balances	8.6	7.6	8.0
Total Bank Sweep Balances	39.0	41.7	42.7
Money market account balances	9.9	5.0	1.5
Purchased money market fund balances	1.8	1.7	2.3
Total Client Cash Balances	$50.7	$48.4	$46.6

Net buy (sell) activity(9)	$17.6	$18.1	$9.3

	As of and for the Three Months Ended
	September 30,	June 30,	September 30,
Business and Financial Metrics (dollars in millions)	2021	2021	2020
Advisors - period end	19,627	19,114	17,168
Average total assets per advisor(10)	$57.7	$58.2	$47.2
Employees - period end	5,457	5,344	4,658

Share repurchases	$40.0	$—	$—
Dividends	$20.1	$20.0	$19.8

Leverage ratio(11)	2.18	2.26	2.15

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Metrics (dollars in millions, except per share data)	2021	2020	2021	2020
Total revenue	$2,020.8	$1,460.3	$5,626.6	$4,290.4
Net income	$103.1	$103.8	$351.8	$361.1
Earnings per share (“EPS”), diluted	$1.26	$1.29	$4.30	$4.48
Non-GAAP Financial Metrics (dollars in millions, except per share data)
EPS prior to amortization of intangible assets and acquisition costs(12)	$1.77	$1.44	$5.38	$4.93
Gross profit(13)	$631.1	$505.7	$1,812.1	$1,569.5
EBITDA(14)	$225.0	$204.9	$711.6	$692.2
EBITDA as a % of Gross profit	35.6%	40.5%	39.3%	44.1%
Core G&A(15)	$270.9	$227.1	$758.8	$672.7
_______________________________
(1)Totals may not foot due to rounding.
(2)Advisory and brokerage assets consist of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Client cash balances are also included in total advisory and brokerage assets.
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
(7)Total net new assets includes $68.9 billion of assets during the three months ended June 30, 2021 and $2.3 billion of assets during the three months ended September 30, 2021 related to the acquisition of the wealth management business of Waddell & Reed Financial, Inc. Organic net new assets and related growth rates exclude these assets.
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
(11)Leverage ratio is related to a financial covenant from our Credit Agreement and is calculated by dividing Credit Agreement net debt, which equals consolidated total debt plus corporate cash, by Credit Agreement EBITDA. Please consult the “Debt and Related Covenants” section for more information.

(12)EPS prior to amortization of intangible assets and acquisition costs is a non-GAAP financial measure defined as adjusted net income, a non-GAAP measure defined as net income plus the after-tax impact of amortization of intangible assets and acquisition costs, divided by the weighted average number of diluted shares outstanding for the applicable period. The Company presents adjusted net income and EPS prior to amortization of intangible assets and acquisition costs because management believes that these metrics can provide investors with useful insight into the Company’s core operating performance by excluding non-cash items and acquisition costs that management does not believe impact the Company’s ongoing operations. Adjusted net income and EPS prior to amortization of intangible assets and acquisition costs are not measures of the Company's financial performance under GAAP and should not be considered as an alternative to net income, earnings per diluted share or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income and earnings per diluted share to adjusted net income and EPS prior to amortization of intangible assets and acquisition costs for the periods presented (in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Adjusted net income / EPS prior to amortization of intangible assets and acquisition costs Reconciliation	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income / earnings per diluted share	$103.1	$1.26	$103.8	$1.29	$351.8	$4.30	$361.1	$4.48
Amortization of intangible assets	21.5	0.26	16.8	0.21	58.9	0.72	50.1	0.62
Acquisition costs(16)	35.9	0.44	—	—	62.1	0.76	—	—
Tax benefit	(15.4)	(0.19)	(4.7)	(0.06)	(32.4)	(0.40)	(14.0)	(0.17)
Adjusted net income / EPS prior to amortization of intangible assets and acquisition costs	$145.1	$1.77	$115.9	$1.44	$440.4	$5.38	$397.2	$4.93
Diluted share count	81.8		80.6		81.8		80.6
(13)Gross profit is a non-GAAP financial measure defined as total revenue less advisory and commission expense and brokerage, clearing and exchange fees. All other expense categories, including depreciation and amortization of fixed assets and amortization of intangible assets, are considered by management to be general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP financial measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can provide investors with useful insight into our core operating performance before indirect costs that are general and administrative in nature. Below is a reconciliation of gross profit for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Profit	2021	2020	2021	2020
Total revenue	$2,020.8	$1,460.3	$5,626.6	$4,290.4
Advisory and commission expense	1,366.8	936.8	3,748.9	2,667.4
Brokerage, clearing and exchange fees	22.8	17.8	65.7	53.4
Gross profit(†)	$631.1	$505.7	$1,812.1	$1,569.5
_______________________________
(†)    Totals may not foot due to rounding.
(14)EBITDA is a non-GAAP financial measure defined as net income plus non-operating interest and other expense, income tax expense, depreciation and amortization, and amortization of intangible assets. During the third quarter of 2021, the Company changed its definition of EBITDA to include the loss on extinguishment of debt and has updated prior period disclosures to reflect this change as applicable. The Company presents EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA is not a measure of the Company's financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. Below is a reconciliation of EBITDA to net income for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
EBITDA Reconciliation	2021	2020	2021	2020
Net income	$103.1	$103.8	$351.8	$361.1
Non-operating interest expense and other	27.1	25.2	77.3	80.8
Provision for income taxes	34.9	31.5	113.0	119.1
Depreciation and amortization	38.4	27.5	110.6	81.1
Amortization of intangible assets	21.5	16.8	58.9	50.1
EBITDA(†)	$225.0	$204.9	$711.6	$692.2
         _______________________________
(†)    Totals may not foot due to rounding.

(15)Core G&A is a non-GAAP financial measure defined as total operating expense, excluding the following expenses: advisory and commission; depreciation and amortization; amortization of intangible assets; brokerage, clearing and exchange; promotional; acquisition costs; employee share-based compensation and regulatory charges. Management presents Core G&A because it believes Core G&A reflects the corporate operating expense categories over which management can generally exercise a measure of control, compared with expense items over which management either cannot exercise control, such as advisory and commission expenses, or which management views as promotional expense necessary to support advisor growth and retention, including conferences and transition assistance. Core G&A is not a measure of the Company’s total operating expense as calculated in accordance with GAAP. Below is a reconciliation of Core G&A against the Company’s total operating expense for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Core G&A Reconciliation	2021	2020	2021	2020
Total operating expense	$1,855.7	$1,299.8	$5,060.2	$3,729.3
Advisory and commission	1,366.8	936.8	3,748.9	2,667.4
Depreciation and amortization	38.4	27.5	110.6	81.1
Amortization of intangible assets	21.5	16.8	58.9	50.1
Brokerage, clearing and exchange	22.8	17.8	65.7	53.4
Total G&A	406.2	300.9	1,076.1	877.3
Promotional (ongoing)(17)	83.6	58.0	201.9	159.9
Acquisition costs(17)	35.9	—	62.1	—
Employee share-based compensation	9.8	7.4	32.3	24.1
Regulatory charges	6.0	8.3	21.0	20.6
Core G&A(†)	$270.9	$227.1	$758.8	$672.7
_______________________________
(†)    Totals may not foot due to rounding.
(16)Acquisition costs include the cost to setup, onboard and integrate acquired entities and primarily include $14.8 million of compensation and benefits expenses, $12.4 million of promotional expenses, $5.8 million of professional services expenses, and other expenses during the three months ended September 30, 2021. Acquisition costs for the nine months ended September 30, 2021 also includes $13.9 million of compensation and benefits expenses, $6.3 million of professional services expenses, $1.6 million of occupancy and equipment expenses, $1.2 million of communications expenses, and other expenses that were incurred during the three months ended June 30, 2021 that are included in the respective line items in the condensed consolidated statements of income.

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
Our accruals, including those established through our captive insurance subsidiary at September 30, 2021, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.

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
Future laws and regulations, including new and future rulemaking by the DOL and state rules relating to the standards of conduct applicable to both retirement and non-retirement accounts, may affect our business in ways that cannot be anticipated or planned for, and may have negative impacts on our products, services and results of operations.

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
•Lucia Securities, LLC (“Lucia”) - In August 2020, we acquired business relationships with advisors from Lucia, a broker-dealer and RIA.
See Note 4 - Acquisitions, within the notes to the unaudited condensed consolidated financial statements for further detail.

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets. According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy grew at an annualized pace of 6.7% in the second quarter of 2021 after growing at an annualized pace of 6.3% in the first quarter. The minutes of the September 2021 meeting of the Federal Open Market Committee suggest that growth has likely slowed substantially, largely due to the impact of the Delta variant of COVID-19. The S&P 500 Index was near flat in the third quarter, rising just 0.6% on a total return basis, while smaller stocks lagged. Non-U.S. stocks trailed their U.S. counterparts during the third quarter while fixed income markets were nearly flat.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Federal Reserve (“Fed”) policy. During the third quarter, Fed policymakers maintained the target range for the federal funds rate at 0 to 0.25 percent. According to projection materials released following the conclusion of the September 2021 policy meeting, the median expectation among meeting participants was evenly divided between expectations that the Fed would raise rates in 2022 versus 2023, earlier than previous projections. The Fed continues to emphasize its belief that any near-term increase in inflation is likely temporary, although upside risks have increased. At the September 2021 meeting Fed officials discussed starting to reduce the rate of bond purchases, a process they projected could begin in 2021 and be completed by mid-2022 if the economy remains on track.
Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes, and the potential related effects on our profitability and financial condition.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
REVENUE
Advisory	$959,733	$586,941	63.5%	$2,528,092	$1,689,338	49.6%
Commission	610,384	472,643	29.1%	1,765,846	1,403,540	25.8%
Asset-based	301,701	253,551	19.0%	846,027	786,124	7.6%
Transaction and fee	140,362	119,747	17.2%	418,406	376,321	11.2%
Interest income	7,365	6,623	11.2%	20,797	22,705	(8.4)%
Other	1,218	20,796	(94.1)%	47,470	12,329	n/m
Total revenue	2,020,763	1,460,301	38.4%	5,626,638	4,290,357	31.1%
EXPENSE
Advisory and commission	1,366,832	936,766	45.9%	3,748,933	2,667,408	40.5%
Compensation and benefits	185,980	151,271	22.9%	531,373	441,393	20.4%
Promotional	96,012	57,970	65.6%	214,542	159,908	34.2%
Depreciation and amortization	38,409	27,548	39.4%	110,612	81,082	36.4%
Amortization of intangible assets	21,531	16,829	27.9%	58,887	50,088	17.6%
Occupancy and equipment	52,695	41,874	25.8%	137,731	124,486	10.6%
Professional services	16,722	12,301	35.9%	54,847	40,526	35.3%
Brokerage, clearing and exchange	22,828	17,834	28.0%	65,651	53,423	22.9%
Communications and data processing	17,824	12,547	42.1%	44,747	37,743	18.6%
Other	36,888	24,852	48.4%	92,852	73,274	26.7%
Total operating expense	1,855,721	1,299,792	42.8%	5,060,175	3,729,331	35.7%
Non-operating interest expense and other	27,063	25,179	7.5%	77,293	80,786	(4.3)%
Loss on extinguishment of debt	—	—	—%	24,400	—	100%
INCOME BEFORE PROVISION FOR INCOME TAXES	137,979	135,330	2.0%	464,770	480,240	(3.2)%
PROVISION FOR INCOME TAXES	34,915	31,541	10.7%	112,985	119,148	(5.2)%
NET INCOME	$103,064	$103,789	(0.7)%	$351,785	$361,092	(2.6)%

Revenue
Advisory
Advisory revenues represent fees charged to advisors’ clients’ advisory accounts on our corporate RIA advisory platform, and are based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients in advance, on a quarterly basis, and are recognized as revenue ratably during the quarter. The majority of our client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date determines the amount billed, and accordingly, the revenues earned in the following three-month period. Advisory revenues collected on our corporate advisory platform are proposed by the advisor and agreed to by the client and averaged 1.0% of the underlying assets for the nine months ended September 30, 2021.
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
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	September 30,		Change
	2021	2020	Amount	%
Corporate platform advisory assets	$395.6	$253.9	$141.7	55.8%
Hybrid platform advisory assets	198.4	152.0	46.4	30.5%
Total advisory assets(1)	$594.0	$405.9	$188.1	46.3%
_______________________________
(1)Totals may not foot due to rounding.
Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenues is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance - Beginning of period	$577.6	$375.3	$461.2	$365.8
Net new advisory assets(1)	21.7	10.4	99.3	33.7
Market impact(2)	(5.3)	20.2	33.5	6.4
Balance - End of period	$594.0	$405.9	$594.0	$405.9
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
The growth in advisory revenues for the three and nine months ended September 30, 2021 compared to 2020 was due to increases in net new advisory assets resulting from acquisitions, recruiting efforts and advisor productivity, as well as market gains as represented by higher levels of the S&P 500 Index.

Commission
We generate two types of commission revenues: (1) sales-based commissions that are recognized at the point of sale on the trade date and are based on a percentage of an investment product’s current market value at the time of purchase and (2) trailing commissions that are recognized over time as earned and are generally based on the market value of investment holdings in trail-eligible assets. Sales-based commission revenues, which occur when clients trade securities or purchase various types of investment products, primarily represent gross commissions generated by our advisors, and can vary from period to period based on the overall economic environment, number of trading days in the reporting period and investment activity of our advisors’ clients. We earn trailing commission revenues primarily on mutual funds and variable annuities held by clients of our advisors. See Note 3 - Revenue, within the notes to the unaudited condensed consolidated financial statements for further detail regarding our commission revenues by product category.
The following table sets forth the components of our commission revenues (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
Sales-based	$239,804	$180,357	$59,447	33.0%	$725,673	$568,260	$157,413	27.7%
Trailing	370,580	292,286	78,294	26.8%	1,040,173	835,280	204,893	24.5%
Total commission revenues	$610,384	$472,643	$137,741	29.1%	$1,765,846	$1,403,540	$362,306	25.8%
The increase in sales-based commission revenues for the three and nine months ended September 30, 2021 compared to 2020 was primarily driven by increases in sales of annuities, mutual funds and fixed income products. The increase in trailing commission revenues for the three and nine months ended September 30, 2021 compared to 2020 was primarily due to the increase in value of annuities and mutual funds as a result of market increases.
The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance - Beginning of period	$534.7	$386.4	$441.9	$398.6
Net new brokerage assets(1)	7.3	0.7	64.6	4.7
Market impact(2)	(3.4)	17.3	32.1	1.1
Balance - End of period	$538.6	$404.4	$538.6	$404.4
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
Asset-Based
Asset-based revenues consist of fees from our client cash programs, fees from our sponsorship programs with financial product manufacturers, and fees from omnibus processing and networking services (collectively referred to as “recordkeeping”). Client cash-based revenues are generated on advisors’ clients’ cash balances in bank sweep accounts and money market programs. We receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales force education and training efforts. Compensation for these performance obligations are either a fixed fee, a percentage of the average annual amount of product sponsor assets held in advisors’ clients’ accounts, a percentage of new sales or a combination. Omnibus processing revenues are paid to us by mutual fund product sponsors or their affiliates and are based on the value of mutual fund assets in accounts for which the Company provides omnibus processing services and the number of accounts in which the related mutual fund positions are held. Networking revenues on brokerage assets are correlated to the number of positions we administer and are paid to us by mutual fund product sponsors and annuity product manufacturers.
Asset-based revenues for the three and nine months ended September 30, 2021 increased compared to 2020 primarily due to increased revenues from recordkeeping and sponsorship programs, partially offset by a decrease in client cash revenues.

Revenues for our recordkeeping and sponsorship programs for the three and nine months ended September 30, 2021, which are largely based on the market value of the underlying assets, increased compared to 2020 due to the impact of market appreciation on the value of the underlying assets.
Client cash revenues for the three and nine months ended September 30, 2021 decreased compared to 2020 due to the impact of a lower federal funds effective rate, partially offset by higher average client cash balances. For the three months ended September 30, 2021, our average client cash balances increased to $49.6 billion compared to $45.6 billion in 2020. For the nine months ended September 30, 2021, our average client cash balances increased to $48.7 billion compared to $43.4 billion in 2020.
Transaction and Fee
Transaction revenues primarily include fees we charge to our advisors and their clients for executing certain transactions in brokerage and fee-based advisory accounts. Fee revenues primarily include IRA custodian fees, contract and licensing fees and other client account fees. We charge separate fees to Hybrid RIAs for technology, clearing, administrative, oversight and custody services which may vary. In addition, we host certain advisor conferences that serve as training, education, sales and marketing events, for which we charge a fee for attendance. Transaction and fee revenues for the three and nine months ended September 30, 2021 increased compared to 2020 primarily due to an increase in licensing fee, IRA custodian fee, and technology fee revenues.
Interest Income
We earn interest income from client margin loans, advisor loans, cash segregated under federal and other regulations and cash equivalents. Period-over-period variances correspond to changes in the average balances of margin loans and cash balances as well as changes in interest rates.
Interest income for the three months ended September 30, 2021 increased compared to 2020, primarily due to an increase in interest earned on advisor and margin loans, partially offset by lower average interest rates. Interest income for the nine months ended September 30, 2021 decreased compared to 2020, primarily due to lower average interest rates, partially offset by an increase in interest earned on advisor and margin loans.
Other
Other revenues primarily include unrealized gains and losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios, and other miscellaneous revenues which are not generated from contracts with customers. Other revenues for the three months ended September 30, 2021 decreased compared to 2020, primarily due to a decrease in unrealized gains on assets held in our advisor non-qualified deferred compensation plan, which assets are based on the market performance of the underlying investment allocations chosen by advisors in the plan.
Other revenues for the nine months ended September 30, 2021 increased compared to 2020, primarily due to increases in realized and unrealized gains on assets held in our advisor non-qualified deferred compensation plan, which assets are based on the market performance of the underlying investment allocations chosen by advisors, partially offset by a decrease in dividend income on assets held in our advisor non-qualified deferred compensation plan.
Expense
Advisory and Commission
Advisory and commission expenses consist of the following: payout amounts that are earned by and paid out to advisors and institutions based on advisory and commission revenues earned on each client’s account; production- based bonuses earned by advisors and institutions based on the levels of advisory and commission revenues they produce; the recognition of share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at grant date; and the deferred advisory and commissions fee expenses associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to our advisors.

The following table sets forth our payout rate, which is a statistical or operating measure:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Payout rate	87.15%	86.62%	53 bps	86.43%	85.96%	47 bps
Our payout rate for the three and nine months ended September 30, 2021 increased compared to 2020 primarily due to higher production bonus payouts and changes in product mix.
Compensation and Benefits
Compensation and benefits include salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth our average number of employees for the three and nine months ended September 30, 2021, compared to 2020.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Average number of employees	5,427	4,634	17.1%	5,117	4,504	13.6%
Compensation and benefits for the three and nine months ended September 30, 2021 increased compared to 2020, primarily due to an increase in salary and employee benefit expenses resulting from an increase in headcount.
Promotional
Promotional expenses include business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events and other costs that support advisor business growth. Promotional expenses for the three and nine months ended September 30, 2021 increased compared to 2020, primarily due to an increase in costs associated with advisor recruitment and advisor loans.
Depreciation and Amortization
Depreciation and amortization relates to the use of fixed assets, which include internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization for the three and nine months ended September 30, 2021 increased compared to 2020, primarily due to our continued investment in technology to improve our advisor platform and end-client experience.
Amortization of Intangible Assets
Amortization of intangible assets represents the benefits received for the use of long-lived intangible assets established through our acquisitions. Amortization of intangible assets for the three and nine months ended September 30, 2021 increased compared to 2020, primarily due to increases in intangible assets resulting from the acquisition of the wealth management business of Waddell & Reed Financial, Inc. on April 30, 2021, as well as an acquisition during the fourth quarter of 2020. See Note 4 - Acquisitions and Note 7 - Goodwill and Other Intangible Assets for additional information.
Occupancy and Equipment
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs and maintenance expenses on computer hardware and other equipment. Occupancy and equipment expense for the three and nine months ended September 30, 2021 increased compared to 2020, primarily due to increases in expenses related to software licenses and our technology portfolio.
Professional Services
Professional services expenses include costs paid to outside firms for assistance with legal, accounting, technology, regulatory and general corporate matters, as well as non-capitalized costs related to service and technology enhancements. Professional services expenses for the three and nine months ended September 30, 2021 increased compared to 2020, primarily due to increases in non-capitalized costs related to our service and technology projects.

Brokerage, Clearing and Exchange Fees
Brokerage, clearing and exchange fees include expenses originating from trading or clearing operations as well as any exchange membership fees. These fees fluctuate largely in line with the volume of sales and trading activity. Brokerage, clearing and exchange fees for the three and nine months ended September 30, 2021 increased compared to 2020, primarily due to an increase in the volume of sales and trading activity.
Communications and Data Processing
Communications and data processing expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges and markets, as well as customer statement processing and postage costs. Communications and data processing expense for the three and nine months ended September 30, 2021 increased compared to 2020, primarily due to increases in costs associated with client statement production.
Loss on Extinguishment of Debt
On March 15, 2021, we increased our borrowing capacity under and extended the maturity date of our existing senior revolving credit facility, issued senior unsecured notes due in 2029 and redeemed our existing senior unsecured notes due in 2025. In connection with these transactions, we incurred a $24.4 million loss on extinguishment of debt in the three months ended March 31, 2021.
Provision for Income Taxes
Our effective income tax rate was 25.3% and 23.3% for the three months ended September 30, 2021 and 2020, respectively. The increase in our effective income tax rate for the three months ended September 30, 2021 compared to 2020 was primarily due to the release of unrecognized tax benefits in the prior year.
Our effective income tax rate was 24.3% and 24.8% for the nine months ended September 30, 2021 and 2020, respectively.
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
Parent Company Liquidity
LPL Holdings, Inc. (“Parent”), the direct holding company of our operating subsidiaries, considers its primary source of liquidity to be corporate cash. We define corporate cash as the sum of cash and cash equivalents from the following: (1) cash held at the Parent, (2) excess cash at LPL Financial per the Credit Agreement, which is the net capital held at LPL Financial in excess of 10% of its aggregate debits, or five times the net capital required in accordance with Exchange Act Rule 15c3-1, and (3) other available cash, which includes cash and cash equivalents held at The Private Trust Company, N.A. (“PTC”), in excess of Credit Agreement capital requirements, excess cash held at Waddell & Reed per the Credit Agreement, or the net capital held in excess of 10% of its aggregate indebtedness, and cash and cash equivalents held at non-regulated subsidiaries.
We believe corporate cash is a useful measure of the Parent’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. The following table presents the components of corporate cash (in thousands):

	September 30, 2021	December 31, 2020
Corporate Cash
Cash at Parent	$181,061	$201,385
Excess cash at LPL Financial per Credit Agreement	62,637	67,574
Other available cash	$21,953	$10,960
Total Corporate Cash	$265,651	$279,919
Corporate cash is monitored as part of our liquidity risk management. We target maintaining $200.0 million in corporate cash, which covers approximately 24 months of principal and interest due on our corporate debt. The Company maintains additional liquidity through a $1.0 billion secured committed revolving credit facility. The Parent has the ability to borrow against the credit facility for working capital and general corporate purposes. Dividends from and excess capital generated by LPL Financial are the primary sources of liquidity. Subject to regulatory approval or notification, capital generated by LPL Financial can be distributed to the Parent to the extent the capital levels exceed both regulatory requirements and internal capital thresholds. As of September 30, 2021, LPL Financial maintained excess regulatory capital of $62.6 million over Credit Agreement requirements. During the three and nine months ended September 30, 2021, LPL Financial paid dividends of $115.0 million and $390.0 million to the Parent, respectively.
Share Repurchases
We engage in share repurchase programs, which are approved by our Board of Directors, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate, and returning excess capital to shareholders. In the first half of 2021, the majority of our capital deployment was focused on supporting organic growth and acquisitions. While we continue to see opportunities to deploy capital in this manner, we resumed share repurchases in the third quarter of 2021 with the initial focus on an amount to offset dilution. We repurchased $40.0 million, representing 276,800 shares, and expect to continue repurchases with a similar focus while maintaining our ability to reassess capital deployment opportunities over time. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, the Indentures, applicable laws and consideration of our general liquidity needs. See Note 10 - Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our share repurchases.
Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by the Board of Directors as well as certain limits under our Credit Agreement and the Indentures. See Note 10 - Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information regarding our dividends.

LPL Financial Liquidity
LPL Financial relies primarily on customer payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $575.0 million at September 30, 2021. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents our external lines of credit at September 30, 2021 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	March 2026	$—	$1,000
Broker-dealer revolving credit facility	LPL Financial LLC	July 2024	$—	$300
Secured, uncommitted lines of credit	LPL Financial LLC	March 2022	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2022	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2022	$—	$50
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
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
LPL Financial is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from client transactions. At September 30, 2021, LPL Financial had net capital of $133.3 million with a minimum net capital requirement of $14.1 million.
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
In April 2021, the Company acquired a broker-dealer as part of the Waddell & Reed acquisition (“Waddell & Reed broker-dealer”). The Waddell & Reed broker-dealer is required to maintain net capital of $250,000, which represents the greater of 2% of its aggregate debits or the minimum net capital requirement of $250,000. At September 30, 2021, the Waddell & Reed broker-dealer had net capital of $8.2 million. The Company expects to dissolve the Waddell & Reed broker-dealer during the fourth quarter of 2021.
Our subsidiary PTC is also subject to various regulatory capital requirements. Failure to meet the respective minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
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
Our Credit Agreement and the Indentures allow us to pay dividends and distributions or repurchase our capital stock only when certain conditions are met. In addition, our revolving credit facility requires us to be in compliance with certain financial covenants as of the last day of each fiscal quarter. The financial covenants require the calculation of Credit Agreement EBITDA, as defined in, and calculated by management in accordance with, the Credit Agreement. The Credit Agreement defines Credit Agreement EBITDA as “Consolidated EBITDA,” which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense, tax expense, depreciation and amortization, and is further adjusted to exclude certain non-cash charges and other adjustments (including unusual or non-recurring charges) and gains, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions.
As of September 30, 2021, we were in compliance with both financial covenants, a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage”. The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	September 30, 2021
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	5.00	2.18
Interest Coverage (Minimum)	3.00	12.42
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

Contractual Obligations
During the nine months ended September 30, 2021, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2020 Annual Report on Form 10-K. See Note 8 - Long-term and Other Borrowings and Note 9 - Commitments and Contingencies, within the notes to the unaudited condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K, for further detail.

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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE
Advisory	$959,733	$586,941	$2,528,092	$1,689,338
Commission	610,384	472,643	1,765,846	1,403,540
Asset-based	301,701	253,551	846,027	786,124
Transaction and fee	140,362	119,747	418,406	376,321
Interest income	7,365	6,623	20,797	22,705
Other	1,218	20,796	47,470	12,329
Total revenue	2,020,763	1,460,301	5,626,638	4,290,357
EXPENSE
Advisory and commission	1,366,832	936,766	3,748,933	2,667,408
Compensation and benefits	185,980	151,271	531,373	441,393
Promotional	96,012	57,970	214,542	159,908
Depreciation and amortization	38,409	27,548	110,612	81,082
Amortization of intangible assets	21,531	16,829	58,887	50,088
Occupancy and equipment	52,695	41,874	137,731	124,486
Professional services	16,722	12,301	54,847	40,526
Brokerage, clearing and exchange	22,828	17,834	65,651	53,423
Communications and data processing	17,824	12,547	44,747	37,743
Other	36,888	24,852	92,852	73,274
Total operating expense	1,855,721	1,299,792	5,060,175	3,729,331
Non-operating interest expense and other	27,063	25,179	77,293	80,786
Loss on extinguishment of debt	—	—	24,400	—
INCOME BEFORE PROVISION FOR INCOME TAXES	137,979	135,330	464,770	480,240
PROVISION FOR INCOME TAXES	34,915	31,541	112,985	119,148
NET INCOME	$103,064	$103,789	$351,785	$361,092
EARNINGS PER SHARE (Note 12)
Earnings per share, basic	$1.29	$1.31	$4.40	$4.56
Earnings per share, diluted	$1.26	$1.29	$4.30	$4.48
Weighted-average shares outstanding, basic	80,182	79,176	79,981	79,207
Weighted-average shares outstanding, diluted	81,849	80,550	81,772	80,612
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except share data)

ASSETS	September 30, 2021	December 31, 2020
Cash and cash equivalents	$977,789	$808,612
Cash segregated under federal and other regulations	811,716	923,158
Restricted cash	85,381	67,264
Receivables from:
Clients, net of allowance of $800 at September 30, 2021 and $520 at December 31, 2020	592,170	405,106
Product sponsors, broker-dealers and clearing organizations	257,742	233,192
Advisor loans, net of allowance of $9,124 at September 30, 2021 and $6,763 at December 31, 2020	814,514	547,372
Others, net of allowance of $3,026 at September 30, 2021 and $3,101 at December 31, 2020	453,245	306,640
Securities owned:
Trading — at fair value	32,085	29,252
Held-to-maturity — at amortized cost	11,183	13,235
Securities borrowed	10,217	30,130
Fixed assets, net of accumulated depreciation and amortization of $598,921 at September 30, 2021 and $489,997 at December 31, 2020	624,529	582,868
Operating lease assets	96,716	101,921
Goodwill	1,641,238	1,513,866
Intangible assets, net of accumulated amortization of $670,898 at September 30, 2021 and $612,011 at December 31, 2020	470,989	397,486
Deferred income taxes, net	24,489	24,112
Other assets	651,803	539,357
Total assets	$7,555,806	$6,523,571
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Drafts payable	$190,451	$178,403
Payables to clients	1,419,889	1,356,083
Payables to broker-dealers and clearing organizations	148,193	89,743
Accrued advisory and commission expenses payable	224,438	187,040
Accounts payable and accrued liabilities	815,632	681,554
Income taxes payable	8,082	28,145
Unearned revenue	168,331	95,328
Securities sold, but not yet purchased — at fair value	170	206
Long-term and other borrowings, net	2,725,691	2,345,414
Operating lease liabilities	132,394	139,377
Finance lease liabilities	106,146	107,424
Total liabilities	5,939,417	5,208,717
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 600,000,000 shares authorized; 128,602,814 shares issued at September 30, 2021 and 127,585,764 shares issued at December 31, 2020	128	127
Additional paid-in capital	1,826,247	1,762,770
Treasury stock, at cost — 48,475,390 shares at September 30, 2021 and 48,115,037 shares at December 31, 2020	(2,447,933)	(2,391,062)
Retained earnings	2,237,947	1,943,019
Total stockholders’ equity	1,616,389	1,314,854
Total liabilities and stockholders’ equity	$7,555,806	$6,523,571
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended September 30, 2020
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — June 30, 2020	127,239	$127	$1,733,334	48,155	$(2,391,961)	$1,766,006	$1,107,506
Net income	—	—	—	—	—	103,789	103,789
Issuance of common stock to settle restricted stock units, net	11	—	—	4	(372)	—	(372)
Cash dividends on common stock - $0.25 per share	—	—	—	—	—	(19,809)	(19,809)
Stock option exercises and other	160	—	7,137	(24)	884	474	8,495
Share-based compensation	—	—	7,839	—	—	—	7,839
BALANCE — September 30, 2020	127,410	$127	$1,748,310	48,135	$(2,391,449)	$1,850,460	$1,207,448

	Three Months Ended September 30, 2021
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — June 30, 2021	128,431	$128	$1,808,135	48,203	$(2,407,035)	$2,153,684	$1,554,912
Net income	—	—	—	—	—	103,064	103,064
Issuance of common stock to settle restricted stock units, net	22	—	—	10	(1,422)	—	(1,422)
Treasury stock purchases	—	—	—	277	(40,005)	—	(40,005)
Cash dividends on common stock - $0.25 per share	—	—	—	—	—	(20,057)	(20,057)
Stock option exercises and other	150	—	7,866	(15)	529	1,256	9,651
Share-based compensation	—	—	10,246	—	—	—	10,246
BALANCE — September 30, 2021	128,603	$128	$1,826,247	48,475	$(2,447,933)	$2,237,947	$1,616,389
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Nine Months Ended September 30, 2020
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2019	126,494	$126	$1,703,973	46,260	$(2,234,793)	$1,554,567	$1,023,873
Cumulative effect of accounting change	—	—	—	—	—	(7,317)	(7,317)
Net income	—	—	—	—	—	361,092	361,092
Issuance of common stock to settle restricted stock units, net	401	—	—	128	(8,909)	—	(8,909)
Treasury stock purchases	—	—	—	1,810	(150,036)	—	(150,036)
Cash dividends on common stock - $0.75 per share	—	—	—	—	—	(59,267)	(59,267)
Stock option exercises and other	515	1	18,519	(63)	2,289	1,385	22,194
Share-based compensation	—	—	25,818	—	—	—	25,818
BALANCE — September 30, 2020	127,410	$127	$1,748,310	48,135	$(2,391,449)	$1,850,460	$1,207,448

	Nine Months Ended September 30, 2021
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2020	127,586	$127	$1,762,770	48,115	$(2,391,062)	$1,943,019	$1,314,854
Net income	—	—	—	—	—	351,785	351,785
Issuance of common stock to settle restricted stock units, net	386	—	—	139	(18,905)	—	(18,905)
Treasury stock purchases	—	—	—	277	(40,005)	—	(40,005)
Cash dividends on common stock - $0.75 per share	—	—	—	—	—	(60,068)	(60,068)
Stock option exercises and other	631	1	29,514	(56)	2,039	3,211	34,765
Share-based compensation	—	—	33,963	—	—	—	33,963
BALANCE — September 30, 2021	128,603	$128	$1,826,247	48,475	$(2,447,933)	$2,237,947	$1,616,389

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$351,785	$361,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,612	81,082
Amortization of intangible assets	58,887	50,088
Amortization of debt issuance costs	4,242	4,040
Share-based compensation	33,963	25,818
Provision for bad debts	6,097	4,193
Deferred income taxes	(377)	(316)
Loss on extinguishment of debt	24,400	—
Loan forgiveness	98,241	84,678
Other	(6,746)	(8,860)
Changes in operating assets and liabilities:
Receivables from clients	(187,330)	9,571
Receivables from product sponsors, broker-dealers and clearing organizations	(24,058)	(27,854)
Advisor loans	(363,743)	(158,382)
Receivables from others	(140,222)	(11,470)
Securities owned	(1,881)	16,883
Securities borrowed	19,912	(5,826)
Operating leases	(1,778)	(1,419)
Other assets	(89,811)	(56,990)
Drafts payable	12,048	(41,720)
Payables to clients	63,771	94,141
Payables to broker-dealers and clearing organizations	58,449	(7,597)
Accrued advisory and commission expenses payable	31,831	948
Accounts payable and accrued liabilities	89,895	40,064
Income taxes receivable/payable	(20,062)	(5,510)
Unearned revenue	71,581	16,852
Securities sold, but not yet purchased	(36)	161
Net cash provided by operating activities	199,670	463,667
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(139,962)	(111,961)
Acquisitions, net of cash acquired	(241,604)	(18,899)
Purchase of securities classified as held-to-maturity	(1,741)	(5,082)
Proceeds from maturity of securities classified as held-to-maturity	3,750	3,850
Net cash used in investing activities	(379,557)	(132,092)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	695,000	1,271,000
Repayments of revolving credit facilities	(695,000)	(1,316,000)
Repayment of senior unsecured notes	(900,000)	—
Repayment of senior secured term loans	(8,025)	(8,025)
Proceeds from senior unsecured notes	1,300,000	—
Payment of debt issuance costs	(15,929)	—
Make-whole premium on redemption of senior unsecured notes	(25,875)	—
Payment of contingent consideration	(8,941)	(10,000)
Tax payments related to settlement of restricted stock units	(18,905)	(8,909)
Repurchase of common stock	(40,005)	(150,036)
Dividends on common stock	(60,068)	(59,267)
Proceeds from stock option exercises and other	34,765	22,194
Principal payment of finance leases and obligations	(1,278)	(1,095)
Net cash provided by (used in) financing activities	255,739	(260,138)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	75,852	71,437
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	1,799,034	1,471,778
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$1,874,886	$1,543,215

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$77,672	$89,719
Income taxes paid	$133,425	$125,110
Cash paid for amounts included in the measurement of operating lease liabilities	$16,545	$16,140
Cash paid for amounts included in the measurement of finance lease liabilities	$7,520	$7,412
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$22,727	$16,466
Lease assets obtained in exchange for operating lease liabilities	$2,448	$3,447

	September 30,
	2021	2020
Cash and cash equivalents	$977,789	$800,799
Cash segregated under federal and other regulations	811,716	667,121
Restricted cash	85,381	75,295
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,874,886	$1,543,215

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
•PTC Holdings, Inc. (“PTCH”) is a holding company for The Private Trust Company, N.A. (“PTC”). PTC is chartered as a non-depository limited purpose national bank, providing a wide range of trust, investment management oversight, and custodial services for estates and families. PTC also provides Individual Retirement Account (“IRA”) custodial services for LPL Financial. Each member of PTCH’s Board of Directors meets the direct equity ownership interest requirements that are required by the Office of the Comptroller of the Currency (“OCC”).
•LPL Employee Services, LLC is a holding company for Allen & Company of Florida, LLC (“Allen & Company”), an RIA.
•Waddell & Reed Financial Services, LLC and its subsidiaries provide investment management and wealth management services to clients.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, intangible assets, allowance for credit losses for receivables, share-based compensation, accruals for liabilities, income taxes, revenue and expense accruals, and other matters that affect the consolidated financial statements and related disclosures. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
results for the interim periods presented. Actual results could differ from those estimates under different assumptions or conditions and the differences may be material to the condensed consolidated financial statements.
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
Recently Issued Accounting Pronouncements
There are no relevant recently issued accounting pronouncements that would materially impact the Company’s condensed consolidated financial statements and related disclosures.
NOTE 3 - REVENUE
Commission
The following table presents total commission revenues disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commission revenues
Annuities	$314,134	$250,823	$900,010	$714,122
Mutual funds	201,120	146,788	569,958	436,744
Fixed income	30,092	16,731	97,116	64,319
Equities	28,943	30,283	98,371	95,689
Other	36,095	28,018	100,391	92,666
Total commission revenues	$610,384	$472,643	$1,765,846	$1,403,540
The following table presents sales-based and trailing commission revenues disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commission revenues
Sales-based
Annuities	$108,983	$81,475	$317,141	$238,287
Mutual funds	46,934	33,871	144,463	109,121
Fixed income	30,092	16,731	97,116	64,319
Equities	28,943	30,283	98,371	95,689
Other	24,852	17,997	68,582	60,844
Total sales-based revenues	$239,804	$180,357	$725,673	$568,260
Trailing
Annuities	$205,151	$169,348	$582,869	$475,835
Mutual funds	154,186	112,917	425,495	327,623
Other	11,243	10,021	31,809	31,822
Total trailing revenues	$370,580	$292,286	$1,040,173	$835,280
Total commission revenues	$610,384	$472,643	$1,765,846	$1,403,540

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Asset-Based
The following table sets forth asset-based revenues disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Asset-based revenues
Client cash	$91,257	$108,705	$278,738	$376,369
Sponsorship programs	101,426	70,641	279,116	198,975
Recordkeeping	109,018	74,205	288,173	210,780
Total asset-based revenues	$301,701	$253,551	$846,027	$786,124
Transaction and Fee
Transaction revenues primarily include fees the Company charges to advisors and their clients for executing certain transactions in brokerage and fee-based advisory accounts. Transaction revenues are recognized at the point-in-time that a transaction is executed, which is generally the trade date. Fee revenues may be generated from advisors or their clients. Fee revenues primarily include IRA custodian fees, contract and licensing fees, and other client account fees. The Company charges separate fees to Hybrid RIAs for technology, clearing, administrative, oversight and custody services. In addition, the Company hosts certain advisor conferences that serve as training, education, sales and marketing events, for which the Company collects a fee for attendance. Fee revenues are recognized when the Company satisfies its performance obligations. Recognition varies from point-in-time to over time depending on whether the service is provided once at an identifiable point-in-time or if the service is provided continually over the contract life.
The following table sets forth transaction and fee revenues disaggregated by recognition pattern (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Transaction and fee revenues
Point-in-time(1)	$63,269	$52,444	$190,608	$170,388
Over time(2)	77,093	67,303	227,798	205,933
Total transaction and fee revenues	$140,362	$119,747	$418,406	$376,321
_______________________________
(1)Transaction and fee revenues recognized at a point-in-time include revenues such as transaction fees, IRA termination fees and technology fees.
(2)Transaction and fee revenues recognized over time include revenues such as error and omission insurance fees, IRA custodian fees and technology fees.
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. The increase in the unearned revenue balance for the nine months ended September 30, 2021 compared to 2020 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by $93.5 million of revenues recognized that were included in the unearned revenue balance as of December 31, 2020.
For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes revenue as the conferences are held.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 4 - ACQUISITIONS
On April 30, 2021, the Company acquired the wealth management business of Waddell & Reed Financial, Inc. for $300.0 million. The Company recorded purchase accounting adjustments during the third quarter of 2021 which resulted in a $5.4 million decrease to provisional goodwill and a $4.0 million increase to provisional intangible assets. At September 30, 2021, the Company had provisionally allocated $127.4 million of the purchase price to goodwill, $122.7 million to definite-lived intangible assets, and the remainder to other assets acquired and liabilities assumed as part of the acquisition. See Note 7 - Goodwill and Other Intangible Assets, for additional information.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the three and nine months ended September 30, 2021 or September 30, 2020.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At September 30, 2021 and December 31, 2020, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At September 30, 2021, the Company did not adjust prices received from the independent third-party pricing services.
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
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$9,855	$—	$—	$9,855
Securities owned — trading:
Money market funds	127	—	—	127
Mutual funds	11,914	—	—	11,914
Equity securities	436	—	—	436
Debt securities	—	12	—	12
U.S. treasury obligations	19,596	—	—	19,596
Total securities owned — trading	32,073	12	—	32,085
Other assets	457,294	9,161	—	466,455
Total assets at fair value	$499,222	$9,173	$—	$508,395
Liabilities
Securities sold, but not yet purchased:
Equity securities	$59	$—	$—	$59
Debt securities	—	111	—	111
Total securities sold, but not yet purchased	59	111	—	170
Accounts payable and accrued liabilities	—	—	3,451	3,451
Total liabilities at fair value	$59	$111	$3,451	$3,621

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
Fair Value of Financial Instruments not Measured at Fair Value
The fair value of cash and cash equivalents, cash segregated under federal and other regulations, and restricted cash was estimated to approximate the carrying value and are classified as Level 1 of the fair value hierarchy.
The fair value of receivables from clients, product sponsors, broker-dealers and clearing organizations, advisor loans and others, securities borrowed, drafts payable, payables to clients, broker-dealers and clearing organizations, and other payables was estimated to approximate the carrying value and are classified as Level 2 of the fair value hierarchy due to their short-term nature.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 6 - HELD-TO-MATURITY SECURITIES
The Company, through its wholly owned subsidiary The Private Trust Company, N.A., holds U.S. government notes to satisfy minimum capital requirements of the OCC. These securities are recorded at amortized cost and classified as held-to-maturity securities because the Company has both the intent and the ability to hold these investments to maturity. Interest income is accrued as earned. Premiums and discounts are amortized using a method that approximates the effective yield method over the term of the security and are recorded as an adjustment to the investment yield.

The amortized cost, gross unrealized gain and fair value of held-to-maturity securities were as follows (in thousands):

	September 30, 2021	December 31, 2020
Amortized cost	$11,183	$13,235
Gross unrealized gain	55	159
Fair value(1)	$11,238	$13,394
(1)The fair value of held-to-maturity securities is classified as Level 2 of the fair value hierarchy.
At September 30, 2021, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	Total
U.S. government notes — at amortized cost	$5,004	$6,179	$—	$11,183
U.S. government notes — at fair value	$5,042	$6,196	$—	$11,238
NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company recorded purchase accounting adjustments during the third quarter of 2021 which resulted in a $5.4 million decrease to provisional goodwill and a $4.0 million increase to provisional intangible assets acquired as part of the acquisition of the wealth management business of Waddell & Reed Financial, Inc. At September 30, 2021, the Company had provisionally allocated $127.4 million of the purchase price to goodwill, $122.7 million to definite-lived intangible assets, and the remainder to other assets acquired and liabilities assumed as part of the acquisition. Acquired intangible assets are comprised primarily of advisor relationships with a weighted average useful life of approximately 9 years. See Note 4 - Acquisitions, for additional information.
A summary of the activity impacting goodwill is presented below (in thousands):

Balance at December 31, 2019	$1,503,648
Goodwill acquired	10,218
Balance at December 31, 2020	1,513,866
Goodwill acquired	127,372
Balance at September 30, 2021	$1,641,238

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of intangible assets were as follows at September 30, 2021 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	5.7	$802,222	$(460,219)	$342,003
Product sponsor relationships	4.3	234,086	(182,278)	51,808
Client relationships	7.4	45,520	(22,359)	23,161
Technology	6.6	19,040	(4,912)	14,128
Trade names	0.6	1,200	(1,130)	70
Total definite-lived intangible assets		$1,102,068	$(670,898)	$431,170
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$470,989
The components of intangible assets were as follows at December 31, 2020 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Advisor and financial institution relationships	5.4	$670,542	$(415,169)	$255,373
Product sponsor relationships	5.1	234,086	(173,345)	60,741
Client relationships	7.9	44,810	(19,237)	25,573
Technology	7.3	19,040	(3,220)	15,820
Trade names	1.3	1,200	(1,040)	160
Total definite-lived intangible assets		$969,678	$(612,011)	$357,667
Indefinite-lived intangible assets:
Trademark and trade name				39,819
Total intangible assets				$397,486
Total amortization of intangible assets was $21.5 million and $16.8 million for the three months ended September 30, 2021 and 2020, respectively, and $58.9 million and $50.1 million for the nine months ended September 30, 2021 and 2020, respectively. Future amortization is estimated as follows (in thousands):

2021 - remainder	$21,479
2022	84,751
2023	80,655
2024	79,883
2025	71,510
Thereafter	92,892
Total	$431,170

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 8 - LONG-TERM AND OTHER BORROWINGS
The Company’s outstanding long-term borrowings were as follows (in thousands):

	September 30, 2021			December 31, 2020
Long-Term Borrowings	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan B(1)	$1,051,275	LIBOR+175 bps	1.83%	$1,059,300	LIBOR+175 bps	1.90%	11/12/2026
2025 Senior Notes(1)	—	Fixed Rate	—%	900,000	Fixed Rate	5.75%	9/15/2025
2027 Senior Notes(1)	400,000	Fixed Rate	4.63%	400,000	Fixed Rate	4.63%	11/15/2027
2029 Senior Notes(1)	900,000	Fixed Rate	4.00%	—	Fixed Rate	—%	3/15/2029
2031 Senior Notes(1)	400,000	Fixed Rate	4.38%	—	Fixed Rate	—%	5/15/2031
Total long-term borrowings(2)	2,751,275			2,359,300
Plus: Unamortized Premium	—			7,083
Less: Unamortized Debt Issuance Cost	(25,584)			(20,969)
Total Long-Term Borrowings	$2,725,691			$2,345,414
_______________________________
(1)No leverage or interest coverage maintenance covenants.
(2)The fair value of the Company’s debt was $2,803.7 million and $2,402.4 million at September 30, 2021 and December 31, 2020, respectively and was classified as Level 2 in the fair value hierarchy.
The following table presents amounts available under the Company’s external lines of credit at September 30, 2021 (in millions):

Other Borrowings	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	March 2026	$—	$1,000
Broker-dealer revolving credit facility	LPL Financial LLC	July 2024	$—	$300
Secured, uncommitted lines of credit	LPL Financial LLC	March 2022	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2022	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2022	$—	$50
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
There were no borrowings outstanding under the Company’s external lines of credit at September 30, 2021 or December 31, 2020, respectively.
Issuance of 2031 Senior Notes
LPLH raised $400.0 million in aggregate principal amount of 4.375% senior notes on May 18, 2021, which were issued at par (“2031 Senior Notes”). The Company used the proceeds from the issuance to repay borrowings made under the senior secured revolving credit facility related to the acquisition of the wealth management business of Waddell & Reed Financial, Inc. The 2031 Senior Notes are unsecured obligations, governed by an indenture, that will mature on May 15, 2031, and bear interest at the rate of 4.375% per year, with interest payable semi-annually. The Company may redeem all or part of the 2031 Senior Notes at any time prior to May 15, 2026 (subject to a customary “equity claw” redemption right) at 100% of the principal amount redeemed plus any accrued and unpaid interest thereon and a “make-whole” premium. Thereafter, the Company may redeem all or part of the 2031 Senior Notes at annually declining redemption premiums until May 15, 2029, at and after which date the redemption price will be equal to 100% of the principal amount redeemed plus any accrued and unpaid interest thereon. In connection with the issuance of the 2031 Senior Notes, the Company incurred $3.8 million in costs, which were capitalized as debt issuance costs in the unaudited condensed consolidated statements of financial condition.
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
The 2029 Senior Notes are unsecured obligations, governed by an indenture, that will mature on March 15, 2029, and bear interest at the rate of 4.00% per year, with interest payable semi-annually. The Company may redeem all or part of the 2029 Senior Notes at any time prior to March 15, 2024 (subject to a customary “equity claw” redemption right) at 100% of the principal amount redeemed plus any accrued and unpaid interest thereon and a “make-whole” premium. Thereafter, the Company may redeem all or part of the 2029 Senior Notes at annually declining redemption premiums until March 15, 2026, at and after which date the redemption price will be equal to 100% of the principal amount redeemed plus any accrued and unpaid interest thereon. In connection with the issuance of the 2029 Senior Notes, the Company incurred $9.0 million in costs, which were capitalized as debt issuance costs in the unaudited condensed consolidated statements of financial condition.
Credit Agreement
On March 15, 2021, LPLFH and LPLH entered into a fifth amendment agreement (the “Amendment”) to the Company’s amended and restated credit agreement (“Credit Agreement”), which, among other things, increased the size of its senior secured revolving credit facility to $1.0 billion and extended the maturity date of its senior secured revolving credit facility. In connection with the execution of the Amendment, the Company incurred $3.2 million in costs, which are capitalized as debt issuance costs in the unaudited condensed consolidated statements of financial condition. The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of September 30, 2021, the Company was in compliance with such covenants.
Parent Revolving Credit Facility
Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 125 to 175 basis points over the Eurodollar Rate or 25 to 75 basis points over the base rate, depending on the Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement).
Broker-Dealer Revolving Credit Facility
On July 31, 2019, LPL Financial, the Company’s broker-dealer subsidiary, entered into a committed, unsecured revolving credit facility that matures on July 31, 2024 and allows for a maximum borrowing of $300.0 million. Borrowings bear interest at a rate per annum ranging from 112.5 to 137.5 basis points over the Federal Funds Rate or Eurodollar Rate, depending on the Parent Leverage Ratio (each as defined in the broker-dealer credit agreement). The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants with which LPL Financial was in compliance as of September 30, 2021.
Other External Lines of Credit
LPL Financial maintained six uncommitted lines of credit as of September 30, 2021. Two of the lines have limits that are unspecified, and that depend primarily on LPL Financial’s ability to provide sufficient collateral. The other four lines have a total limit of $275.0 million, one of which allows for collateralized borrowings while the other three allow for uncollateralized borrowings.
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded loan commitments at September 30, 2021.
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
Self-Insurance
The Company has self-insurance for certain potential liabilities through the Captive Insurance Subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors and other actuarial assumptions. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends, so there are particular complexities and uncertainties involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured. As of September 30, 2021 and December 31, 2020, these self-insurance liabilities were $68.8 million and $51.5 million, respectively, and are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. Self-insurance related charges are included in other expenses in the unaudited condensed consolidated statements of income.
Other Commitments
As of September 30, 2021, the Company had approximately $495.1 million of client margin loans that were collateralized with securities having a fair value of approximately $693.1 million that LPL Financial can repledge, loan or sell. Of these securities, approximately $77.4 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of September 30, 2021, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $615.7 million of client collateral.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Securities owned, trading, on the unaudited condensed consolidated statements of financial condition includes $4.5 million pledged to the Options Clearing Corporation at both September 30, 2021 and December 31, 2020, and $15.0 million pledged to the National Securities Clearing Corporation at both September 30, 2021 and December 31, 2020.
NOTE 10 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s Board of Directors as well as certain limits under the Credit Agreement and Indentures. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2021		2020
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$20.0	$0.25	$19.7
Second quarter	$0.25	$20.0	$0.25	$19.7
Third quarter	$0.25	$20.1	$0.25	$19.8
Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the unaudited condensed consolidated statements of financial condition.
As of September 30, 2021, the Company was authorized to purchase up to an additional $309.8 million of shares pursuant to share repurchase programs approved by the Board of Directors. The Company resumed share repurchases in the third quarter of 2021 in the amount of $40.0 million, representing 276,800 shares.
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
There were 17,754,197 shares authorized for grant under the 2021 Plan and 14,784,444 shares remaining available for future issuance at September 30, 2021.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock Options and Warrants
The following table summarizes the Company’s stock option and warrant activity as of and for the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2020	2,000,383	$45.57
Granted	—	$—
Exercised	(629,809)	$46.79
Forfeited and Expired	(28,674)	$58.85
Outstanding — September 30, 2021	1,341,900	$44.72	4.82	$150,347
Exercisable — September 30, 2021	1,250,990	$42.34	4.63	$143,144
Exercisable and expected to vest — September 30, 2021	1,339,980	$44.67	4.82	$150,195
The following table summarizes information about outstanding stock options and warrants as of September 30, 2021:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	321,985	$19.85	4.39	321,985	$19.85
$25.01 - $35.00	198,307	$29.49	0.89	198,307	$29.49
$35.01 - $45.00	275,785	$39.48	5.42	275,785	$39.48
$45.01 - $65.00	104,180	$48.43	3.14	104,180	$48.43
$65.01 - $75.00	199,939	$65.50	6.39	199,939	$65.50
$75.01 - $80.00	241,704	$77.53	7.38	150,794	$77.53
	1,341,900	$44.72	4.82	1,250,990	$42.34
The Company recognized share-based compensation related to the vesting of stock options awarded to employees and officers of $0.7 million and $1.0 million during the three months ended September 30, 2021 and 2020, respectively, and $2.2 million and $3.4 million during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $0.7 million, which is expected to be recognized over a weighted-average period of 0.42 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, as of and for the nine months ended September 30, 2021:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2020	5,560	$64.74	904,445		$78.12
Granted	1,593	$156.54	487,785		$143.54
Vested	(6,102)	$72.89	(385,648)		$80.26
Forfeited	—	$—	(71,986)		$109.24
Outstanding — September 30, 2021	1,051	$156.54	934,596	(1)	$109.41
Expected to vest — September 30, 2021	1,051	$156.54	816,322		$113.70
_______________________________
(1)    Includes 72,347 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $8.6 million and $6.0 million of share-based compensation related to the vesting of these restricted stock awards and stock units during the three months ended September 30, 2021 and 2020, respectively, and $28.7 million and $19.0 million during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, total unrecognized compensation cost for restricted stock awards and stock units was $59.1 million, which is expected to be recognized over a weighted-average remaining period of 2.08 years.
The Company also grants restricted stock units to its advisors and to financial institutions. The Company recognized share-based compensation of $0.5 million and $0.4 million related to the vesting of these awards during the three months ended September 30, 2021 and 2020, respectively, and $1.7 million during both the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $5.8 million, which is expected to be recognized over a weighted-average remaining period of 2.34 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$103,064	$103,789	$351,785	$361,092

Basic weighted-average number of shares outstanding	80,182	79,176	79,981	79,207
Dilutive common share equivalents	1,667	1,374	1,791	1,405
Diluted weighted-average number of shares outstanding	81,849	80,550	81,772	80,612

Basic earnings per share	$1.29	$1.31	$4.40	$4.56
Diluted earnings per share	$1.26	$1.29	$4.30	$4.48
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the three months ended September 30, 2020, stock options, warrants and stock units representing common share equivalents of 391,011 shares were anti-dilutive. There were no such anti-dilutive shares during the three months ended September 30, 2021. For the nine months ended September 30, 2021 and 2020, stock options, warrants and stock units representing common share equivalents of 2,501 shares and 510,774 shares, respectively, were anti-dilutive.
NOTE 13 - INCOME TAXES
The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, settlement contingencies, tax credits and other permanent differences in tax deductibility of certain expenses. These items resulted in effective income tax rates of 25.3% and 23.3% for the three months ended September 30, 2021 and 2020, respectively, and 24.3% and 24.8% for the nine months ended September 30, 2021 and 2020, respectively.
The increase in our effective income tax rate for the three months ended September 30, 2021 compared to 2020 was primarily due to the release of unrecognized tax benefits in the prior year.
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
The Company recognized revenues for services provided to these related parties of $1.5 million and $1.2 million during the three months ended September 30, 2021 and 2020, respectively, and $4.4 million and $3.4 million during the nine months ended September 30, 2021 and 2020, respectively. The Company incurred expenses for the services provided by these related parties of $0.5 million and $1.2 million during the three months ended September 30, 2021 and 2020, respectively, and $1.3 million and $2.1 million during the nine months ended

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021 and 2020, respectively. As of September 30, 2021 and 2020, receivables from and payables to related parties were not material.
NOTE 15 - NET CAPITAL AND REGULATORY REQUIREMENTS
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also provide that the broker-dealer’s capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and, as of September 30, 2021, had net capital of $133.3 million, which was $119.2 million in excess of its minimum net capital requirement of $14.1 million.
In April 2021, the Company acquired a broker-dealer as part of its acquisition of the wealth management business of Waddell & Reed Financial, Inc. (the “Waddell & Reed broker-dealer”). The Waddell & Reed broker-dealer is required to maintain net capital of $250,000, which represents the greater of 2% of its aggregate debits or the minimum net capital requirement of $250,000. At September 30, 2021, the Waddell & Reed broker-dealer had net capital of $8.2 million, which was $8.0 million in excess of its minimum capital requirement. The Company expects to dissolve the Waddell & Reed broker-dealer during the fourth quarter of 2021.
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
As of September 30, 2021 and December 31, 2020, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 17 - SUBSEQUENT EVENTS
On October 28, 2021, the Board of Directors declared a cash dividend of $0.25 per share on the Company’s outstanding common stock to be paid on November 29, 2021 to all stockholders of record on November 11, 2021.

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
As of September 30, 2021, the fair value of our trading securities owned was $32.1 million and the fair value of securities sold, but not yet purchased was immaterial. The fair value of securities included within other assets was $466.5 million as of September 30, 2021. See Note 5 - Fair Value Measurements, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of trading securities owned, securities sold, but not yet purchased and other assets associated with our client facilitation activities. See Note 6 - Held-to-Maturity Securities, within the notes to the unaudited condensed consolidated financial statements for information regarding the fair value of securities held to maturity.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of September 30, 2021, $1.1 billion of our outstanding debt under our Credit Agreement was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our income before taxes given assets owned, which are generally subject to the same, but off-setting, interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at September 30, 2021	Annual Impact of an Interest Rate(†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Senior Secured Credit Facility		Points	Points	Points	Points
Term Loan B	$1,051,275	$1,045	$2,611	$5,233	$10,446
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
As of September 30, 2021, we offered our advisors and their clients two primary bank sweep vehicles that are interest rate sensitive: (1) our insured cash account (“ICA”) for individuals, trusts, sole proprietorships and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts and other organizations; and (2) an insured deposit cash account (“DCA”) for advisory individual retirement accounts. In addition, we offer our advisors and their clients a money market program, including money market sweep accounts as well as the ability to participate in purchased money market funds. While clients earn interest on deposits in ICA and DCA, we earn a fee. The fees we earn from cash held in ICAs are based on prevailing interest rates in the current interest rate environment. The fees we earn from DCAs are calculated as a per account fee, and such fees increase as the federal funds target rate increases, subject to a cap. The fees we earn on cash balances in our advisors’ clients’ accounts in our money market program, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the bank deposit sweep vehicles are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicles relative to other products into which clients may move cash balances.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the three and nine months ended September 30, 2021 and 2020. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (millions)(1)
July 1, 2021 through July 31, 2021	—	—	—	$349.8
August 1, 2021 through August 31, 2021	243,944	$131.55	243,944	$314.7
September 1, 2021 through September 30, 2021	32,856	$149.61	32,856	$309.8
Total	276,800		276,800
(1) On November 13, 2018, the Board of Directors authorized an increase to the Company’s existing share repurchase program to authorize the repurchase of up to $1.0 billion of its issued and outstanding common shares. See Note 10 - Stockholders’ Equity, within the notes to the unaudited condensed consolidated financial statements for additional information.
The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of shares purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement, the Indentures, applicable laws and consideration of the Company’s general liquidity needs.
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

10.1	LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan (Incorporated by reference to the Form 8-K filed on May 5, 2021).
10.2	LPL Financial Holdings Inc. 2021 Employee Stock Purchase Plan (Incorporated by reference to the Form 8-K filed on May 5, 2021).
10.3	Form of Employee Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan*
10.4	Form of Employee Performance Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan*
10.5	Form of Employee Performance Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan*
10.6	Form of Financial Institution Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan*
10.7	Leave Letter Agreement between LPL Financial LLC and Scott Seese, dated February 25, 2021.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.DEF	Inline XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	November 2, 2021	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	November 2, 2021	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer

Date:	November 2, 2021	By:	/s/ BRENT B. SIMONICH
Brent B. Simonich
Chief Accounting Officer