Form 10-K
period 2021-12-31
LPL Financial Holdings Inc.
filed 2022-02-22
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the voting stock held by non-affiliates of the registrant was $10.8 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock, par value $0.001 per share, outstanding as of February 16, 2022 was 79,969,381.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

i

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly, and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (“Exchange Act”), with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public on the SEC’s website at SEC.gov.
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Part 2, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K regarding:
•the Company’s future financial and operating results, outlook, growth, plans, business strategies, liquidity and future share repurchases, including statements regarding future resolution of regulatory matters, legal proceedings and related costs;
•the Company’s future revenue and expense;
•future affiliation models and capabilities;
•the expected onboarding of advisors, institutions, and assets in connection with our acquisition and recruitment activity;
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
These forward-looking statements are based on the Company’s historical performance and its plans, estimates and expectations as of February 22, 2022. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive and other factors, which may cause actual financial or operating results, levels of activity or the timing of events to be materially different from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:
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
•execution of the Company’s plans and its success in realizing the synergies, expense savings, service improvements or efficiencies expected to result from its investments, initiatives and acquisitions, expense plans and technology initiatives;
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

iii

PART I
Item 1.  Business
Overview
LPL serves the advisor-mediated advice marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm, and a top custodian. We support nearly 20,000 financial advisors, including advisors at approximately 800 institution-based investment programs and at approximately 500 registered investment adviser (“RIA”) firms nationwide, providing the front-, middle- and back-office support our clients need to serve the large and growing market for comprehensive financial advice from an advisor. We offer a customizable platform of integrated technology, brokerage and advisory platforms, digital capabilities, clearing and compliance services, business solutions, and strategic growth resources to help our clients run their perfect practices.
We are steadfast in our commitment to the advisor-centered model and the belief that Americans deserve access to personalized guidance from a financial advisor. We believe advisors should have the freedom to manage their client relationships because they know their clients best. We believe investors achieve better outcomes when working with a financial advisor. We strive to make it easy for advisors to do what is best for their clients by promoting freedom and choice through access to a wide range of diligently evaluated non-proprietary products while protecting advisors and clients.
We believe that we are the only company that offers the unique combination of an integrated technology platform, comprehensive self-clearing services, and curated access to a wide range of non-proprietary products all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting, and market-making.
LPL Financial Holdings Inc., which is the parent company of our business, was incorporated in Delaware in 2005. The Company’s most significant wholly owned subsidiaries are described below:
•LPL Holdings, Inc. is a direct subsidiary of LPL Financial Holdings Inc. and is an intermediate holding company of our business.
•LPL Financial LLC (“LPL Financial”) is a clearing broker-dealer and an investment adviser that clears and settles customer transactions.
•Fortigent Holdings Company, Inc. and its subsidiaries (“Fortigent”) provide solutions and consulting services to RIAs, banks and trust companies serving high-net-worth clients.
•LPL Insurance Associates, Inc. (“LPLIA”) operates as a brokerage general agency that offers life and disability insurance products and services.
•AW Subsidiary, Inc. is a holding company for AdvisoryWorld and Blaze Portfolio Systems LLC (“Blaze”). AdvisoryWorld offers technology products, including proposal generation, investment analytics and portfolio modeling, to both the Company’s advisors and external clients in the wealth management industry. Blaze provides an advisor-facing trading and portfolio rebalancing platform.
•The Private Trust Company, N.A. (“PTC”) provides trust administration, investment management oversight and Individual Retirement Account (“IRA”) custodial services.
•LPL Employee Services, LLC is a holding company for Allen & Company of Florida, LLC (“Allen & Company”), an RIA.
Our Strategy
At LPL, our mission is to take care of our advisors, so they can take care of their clients. Our vision is to become the leader across the advisor-centered marketplace by empowering advisors to deliver great advice to their clients and be great operators of their businesses. In order to achieve this vision, our strategy is to meet advisors and institutions where they are in the evolution of their businesses, provide capabilities to help advisors differentiate and drive efficiency in their practices, create an industry-leading service experience that delights advisors and their clients, and help advisors run the most successful businesses in the market.
Our Business
Advisor Relationships
Our business is dedicated exclusively to our advisors; we are not a market-maker nor do we offer investment banking or underwriting services. We offer no proprietary products of our own, and, as a result, we enable the independent financial advisors and financial institutions that we support to offer their clients lower-conflict advice.

We work alongside advisors to navigate complex market and regulatory environments and strive to empower them to create the best outcomes for investors. In addition, we make meaningful investments in technology and services to support the growth, productivity and efficiency of advisors across a broad spectrum of business models as their practices evolve. Our advisors are a community of diverse, entrepreneurial financial services professionals who support approximately 7.2 million client accounts. They build long-term relationships with their clients in communities across the United States by guiding them through the complexities of investment decisions, retirement solutions, financial planning, and wealth management. Our services are designed to support the evolution of our advisors’ businesses over time and to adapt as our advisors’ needs change.
We believe we offer a compelling economic value proposition to independent advisors, which is a key factor in our ability to attract and retain advisors and their practices. The independent channels pay advisors a greater share of advisory fees and brokerage commissions than the captive channels — generally 80-100% compared to 30-50% for captive channels. Our independent financial advisors are business owners who, unlike their captive counterparts, also have the opportunity to build equity in their own businesses. Furthermore, we believe that our technology and service platforms enable our advisors to operate their practices with a greater focus on serving investors at a lower cost than other independent advisors.
We serve nearly 20,000 advisors that average over 20 years in the industry, which generally allows us to focus on supporting and enhancing our advisors’ businesses without needing to provide basic training or subsidizing advisors who are new to the industry. Our flexible business platform allows our advisors to choose the most appropriate business model to support their clients whether they conduct brokerage business, offer brokerage and fee-based services on our corporate RIA platform, or provide fee-based services through their own RIA practices.
The majority of our advisors are independent practitioners who are primarily located in rural and suburban areas and, as such, are viewed as local providers of independent advice. Many of our advisors operate under their own business name, and we may assist these advisors with their branding, marketing and promotion and regulatory review. We also support advisors who are our employees through our independent employee advisor affiliation model.
Advisors licensed with LPL Financial as registered representatives and/or as investment advisory representatives are able to conduct both commission-based business on our brokerage platform and fee-based business on our corporate RIA platform, respectively. In order to be licensed with LPL Financial, advisors must be approved through our assessment process, which includes a review of each advisor’s education, experience and compliance history, among other factors. Approved advisors become registered with LPL Financial and enter into a representative agreement that establishes the duties and responsibilities of each party. Pursuant to the representative agreement, each advisor makes a series of representations, including that the advisor will disclose to all clients and prospective clients that the advisor is acting as LPL Financial’s registered representative or investment advisory representative, that all orders for securities will be placed through LPL Financial, that the advisor will sell only products that LPL Financial has approved, and that the advisor will comply with LPL Financial policies and procedures as well as securities rules and regulations. These advisors also agree not to engage in any outside business activity without prior approval from us and not to act in competition with us.
LPL Financial also supports nearly 500 independent RIA firms that conduct their business through separate registered investment advisor firms (“Hybrid RIAs”) with over 5,400 advisors who conduct their advisory business through these separate entities, rather than through LPL Financial. Hybrid RIAs operate pursuant to the Investment Advisers Act of 1940, as amended (the “Advisers Act”), or their respective states’ investment advisory licensing rules. These Hybrid RIAs engage us for technology, clearing and custody services, as well as access to our investment platforms. Advisors associated with Hybrid RIAs retain 100% of their advisory fees, and in return, we charge separate fees for custody, trading, administrative and support services. In addition, some financial advisors associated with Hybrid RIAs carry their brokerage license with LPL Financial and access our fully-integrated brokerage platform under standard terms.
We believe we are the market leader in providing support to over 2,800 financial advisors at approximately 800 financial institutions nationwide. The core capabilities of these institutions may not include investment and financial planning services, or they may find the technology, infrastructure and regulatory requirements of supporting such services to be cost-prohibitive. For these institutions, we provide their financial advisors with the infrastructure and services they need to be successful, allowing the institutions to focus more attention and capital on their core businesses.
We also provide support to approximately 3,700 additional financial advisors who are affiliated and licensed with insurance companies. These arrangements allow us to provide outsourced customized clearing, advisory platforms and technology solutions that enable the financial advisors at these insurance companies to offer a breadth of services to their client base in an efficient manner.
Our Value Proposition
We are dedicated to making it easy for advisors to do what is best for their clients. Our scale and self-clearing platform enable us to provide advisors with the capabilities they need, and the service they expect, at a compelling price. We are dedicated to continuously improving the processes, systems and resources we leverage to meet these needs.
We support our advisors by providing front-, middle- and back-office solutions through our distinct value proposition: integrated technology solutions, comprehensive clearing and compliance services, consultative practice management programs and training, business solutions and planning and advice services, and in-house research. The comprehensive and increasingly automated nature of our offering enables our advisors to focus on their clients while successfully and efficiently managing the complexities of running their own practice.
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
Comprehensive Clearing and Compliance Services
We provide custody and clearing services for the majority of our advisors’ transactions, and seek to offer a simplified and streamlined advisor experience with expedited processing capabilities. Our self-clearing platform enables us to control client data, more efficiently process and report trades, facilitate platform development, reduce costs and ultimately enhance the service experience for our advisors and their clients. Our self-clearing platform also enables us to serve a wide range of advisors, including those associated with Hybrid RIAs.
We continue to make substantial investments in our compliance function to provide our advisors with a strong framework through which to understand and operate within regulatory guidelines, as well as guidelines that we establish. Protecting the best interests of investors and our advisors is imperative to us. As the financial industry and regulatory environment evolve and become more complex, we have made a long-term commitment to enhancing our risk management and compliance structure, as well as our technology-based compliance and risk management tools, in order to further enhance the overall effectiveness and scalability of our control environment.
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
•advisory and brokerage consulting and financial planning to support advisors in growing their businesses through our broad range of products and fee-based offerings and wealth management services;
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

Business Solutions and Planning and Advice Services
LPL Business Solutions provides business support to advisors in areas critical to the operation of their practices, such as marketing, accounting and transaction support. The LPL Business Solutions portfolio includes professional services and business optimizer offerings. Professional services offerings, including CFO Solutions, Marketing Solutions, and Admin Solutions, are digital and employee-powered solutions that provide practice management expertise to increase practice-level growth and operational efficiency. Business optimizer offerings, including M&A Solutions, Remote Office Solutions, Resilience Plans and Assurance Plans, are digital solutions that provide risk mitigation and business continuity services to support practice operations and succession planning.
Planning and Advice Services were launched in January of 2022 to enhance and expand our differentiated services portfolio in support of our vision to become the leader across the advisor-centered marketplace. The focus of Planning and Advice Services is helping advisors deliver comprehensive advice and creating advice capacity. We are expanding our portfolio of services to address new advisor needs while also enhancing our existing solutions to deliver an industry-leading customer experience.
In-House Research
We provide our advisors with integrated access to comprehensive research on a broad range of investments and market analysis on macro-economic events, capital markets assumptions and strategic and tactical asset allocation. Our research team provides advice that is designed to empower our advisors to provide their clients with thoughtful advice in a timely manner, including the creation of discretionary portfolios for which we serve as a portfolio manager, available through our turnkey advisory asset management platforms. Our research team actively works with our product risk management group to review the financial products offered through our platforms. This includes third-party asset manager search, selection and monitoring services for both traditional and alternative strategies across all investment access points (exchange-traded funds, mutual funds, separately managed accounts, unified managed accounts and other products and services). We believe not providing proprietary products or investment banking services better enables us to provide research that is unbiased.
Our Product and Solution Access
We do not manufacture any financial products. Instead, we provide our advisors with curated access to a broad range of commission, fee-based, cash and money market products and services. The sales and administration of these products are facilitated through our technology solutions, which allow our advisors to access client accounts, product information, asset allocation models, investment recommendations, and economic insight, as well as to perform trade execution.
Commission-Based Products
Commission-based products include those for which we and our advisors receive an upfront commission and, for certain products, a trailing commission. Our brokerage offerings include variable and fixed annuities, mutual funds, equities, fixed income, alternative investments, retirement and 529 education savings plans and insurance. We regularly review the structure and fees of our commission-based products in the context of retail investor preferences and the changing regulatory environment, as well as the competitive landscape. As of December 31, 2021, the total brokerage assets in commission-based products were $563.2 billion.
Fee-Based Platforms and Support
LPL Financial has various fee-based platforms that provide centrally managed or customized solutions from which advisors can choose to meet the investment needs of their clients, including wrap-fee programs, mutual fund asset allocation programs, an advisor-enhanced digital advice program, advisory programs offered by third-party investment advisor firms, financial planning services and retirement plan consulting services. The fee structure of our platforms enables our advisors to provide their clients with higher levels of service, while establishing a recurring revenue stream for the advisor and for us. Our fee-based platforms provide access to mutual funds, exchange-traded funds, stocks, bonds, certain option strategies, unit investment trusts and institutional money managers and no-load multi-manager variable annuities. As of December 31, 2021, the total advisory assets under custody in these platforms, through both our corporate RIA platform and Hybrid platform, were $643.2 billion.
Client Cash Programs
We offer insured bank sweep vehicles and money market programs, which enable our advisors to manage their clients’ cash balances. As of December 31, 2021, the total assets in our client cash programs, which are held within advisory and brokerage accounts, were $57.3 billion.
Other Services
We provide a number of tools and services that enable advisors to maintain and grow their practices. Through our subsidiary PTC, we provide custodial services to trusts for estates and families. Under our model, an advisor may provide a trust with investment management services, while administrative services for the trust are provided by PTC. We also offer retirement solutions for commission- and fee-based services that allow advisors to provide brokerage services, consultation and advice to retirement plan sponsors using LPL Financial. We offer proposal generation, investment analytics and portfolio modeling capabilities to both our advisors and external clients in the wealth management industry and provide an advisor-facing trading and portfolio rebalancing platform.
Our Financial Model
Our overall financial performance is a function of the following:
•Our revenue stems from diverse sources, including advisor-generated advisory and commission fees, as well as other asset-based fees from product sponsors, recordkeeping, networking services, client cash balances, service and fee revenue, transaction revenue and revenue for other ancillary services that we provide. Revenue is not concentrated by advisor, product or geography. For the year ended December 31, 2021, no single relationship with our independent advisor practices, banks, credit unions or insurance companies accounted for more than 2% of our advisory and commission revenue, and no single advisor accounted for more than 1% of our advisory and commission revenue.
•The largest variable component of our cost base, advisor payout percentages, is directly linked to revenue generated by our advisors.
•A portion of our revenue is not asset-based or correlated with the equity financial markets. Service and fee revenue includes service solutions, IRA custodian fees, contract and licensing fees, and other client account fees. Service and fee revenue from Business Solutions is based on recurring subscription fees. We charge separate fees to RIAs for technology, clearing, administrative, oversight and custody services, which may vary. In addition, we host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee.
•Our operating model is scalable and is capable of delivering expanding profit margins over time.
•We have managed our capital requirements and expenditures such that we have been able to both invest in our business and return capital to shareholders.
Our Competitive Strengths
Market Leadership Position and Significant Scale
We are the established leader in the independent advisor market, which is our core business focus. We use our scale and position as an industry leader to champion the independent business model and the rights of our advisors and their clients. Our scale enables us to benefit from the following dynamics:
•Continual Reinvestment — We actively reinvest in our comprehensive technology platform and practice management support, which further improves the productivity of our advisors.
•Economies of Scale — As one of the largest distributors of financial products in the United States, we have been able to obtain attractive economics from product sponsors.
•Payout Rates to Advisors — As one of the largest U.S. broker-dealers by number of advisors, we believe that we offer our advisors the highest average payout rates in our industry.
The combination of our ability to reinvest in our business and maintain highly competitive payout rates has enabled us to attract and retain advisors. This, in turn, has driven our growth and led to a continuous cycle of reinvestment that reinforces our established scale advantage.

Comprehensive Solutions
We differentiate through the combination of our capabilities across research, technology, risk management, and practice management. LPL makes meaningful investments to support the growth, productivity and efficiency of advisors across a broad spectrum of models as their practices evolve. Our focus is working alongside advisors to navigate complex environments in order to create the best outcomes for their clients.
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
We provide comprehensive solutions to financial institutions, such as regional banks, credit unions, and insurance companies that seek to provide a broad array of services for their clients. We believe many institutions find the technology, infrastructure, and regulatory requirements associated with delivering financial advice to be cost-prohibitive. The solutions we provide enable financial advisors at these institutions to deliver their services on a cost-effective basis.
Flexibility of Our Business Model
Our business model allows our advisors the freedom to choose how they conduct their business, subject to certain regulatory parameters, which has helped us attract and retain advisors from multiple channels, including wirehouses, regional broker-dealers and other independent broker-dealers. Our platform can accommodate a variety of independent advisor business models, including independent financial advisors and RIAs, as well as employee advisors. The flexibility of our business model enables our advisors to select their preferred affiliation model and product mix as their business evolves and preferences change within the market or their client base all within an environment that allows that evolution with minimal interruption for their business and their clients.

In addition, our business model provides advisors with a multitude of customizable service and technology offerings that allow them to increase their efficiency, focus on their clients and grow their practice. For example, LPL Business Solutions provides business support to advisors in areas critical to the operation of their practices, such as marketing, accounting and transaction support.
Our Sources of Growth
Increasing Productivity of Existing Advisor Base
We believe the productivity of our advisors has the potential to increase over time as we continue to develop solutions designed to enable them to add new clients, manage more of their clients’ investable assets, and expand their existing practices with additional advisors. We expect to facilitate these productivity improvements by helping our advisors better manage their practices in an increasingly complex external environment, which we believe has the potential to result in the assets per advisor growing over time. Business Solutions and Planning and Advice Services are a source of organic growth as a larger share of advisors adopts these service solutions.
Attracting New Assets to Our Platform
We intend to grow the assets served by our platform across traditional markets and through new affiliation models. Ongoing investment in and enhancement to our platform and support teams is leading to increased win rates and an expanded pipeline. We are also experiencing strong momentum from our new advisor affiliation models, which are attracting prospects. Finally, we have opened up a new market with our newest large financial institution affiliation model. The relationships with M&T Bank Corporation (“M&T Bank”) and BMO Harris Financial Advisors (“BMO Harris”) that we began during 2021, the expected onboarding of CUNA Brokerage Services, Inc. (“CBSI”), and the related investments in the institutional platform are generating interest from new institutional clients.
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

Workforce

As of December 31, 2021, we had approximately 5,900 full-time employees.

Talent Management and Culture

Due to the complexity of our business, we compete for talent with other companies, both inside and outside of our industry, and in multiple geographical areas in the United States. In 2021, our human capital efforts focused on further developing our culture of service that emphasizes taking care of our advisors, so they can take care of their clients. To that end, we seek employees who are approachable, proactive, collaborative, agile and innovative, and who share our commitment to excellence, integrity and service.

Compensation and Benefits

To maintain a high-caliber, values-driven workforce that is committed to our culture, we strive to offer total rewards, including compensation, benefits and recognition programs that position our company as an employer of choice. Our compensation is designed to be performance based and competitive in the markets in which we compete. We closely monitor industry trends and practices to ensure we are able to attract and retain the personnel who are critical to our success. We also monitor internal pay equity to help ensure that our compensation practices are fair and equitable across our organization. Our company’s senior leaders have an opportunity to receive a portion of their compensation in Company equity, and, subject to a cap, we match the contributions of all of our employees to our retirement savings plan to help support their long-term financial goals. We also offer an employee stock purchase plan that enables eligible employees to acquire an ownership interest in our company at a discount to prevailing market prices.

To help our employees feel supported, we offer an array of benefits intended to meet the diverse needs of our employees and their eligible dependents. From healthcare to holidays, our aim is to help our employees enjoy happy and healthy lifestyles, while maintaining good work-life balance. Our benefits, which are overseen by our Total Rewards team in partnership with our Corporate Communications, Finance, Payroll, and Human Capital teams, are available to all full-time employees and part-time employees working at least 30 hours per week. Our benefits packages are comprehensive and available to over 99% of our workforce. Our health and welfare benefits include, among other things: medical coverage; dental and vision coverage; healthcare and dependent-care flexible spending accounts, Health Savings Accounts, the LPL Live Well employee wellbeing program, an Employee Assistance Program, including counseling and work/life services for employees and their families; accident and critical illness coverage; life and accidental death and dismemberment insurance, as well as short-term and long-term disability insurance; and an on-site cafeteria.

Training and Development

We believe in our employees’ potential and provide training and development opportunities intended to maximize their performance and professional growth. To ensure that new employees integrate into our culture and their daily work, we provide a robust new-hire experience, as well as extensive ongoing training for our employees to acquaint them with our business. We require all of our employees to complete courses in key regulatory areas, such as insider trading and anti-money laundering compliance, and we offer opportunities for professional development through training sessions and cross-departmental workshops. In addition, we have a mentorship program that pairs newer employees with more experienced professionals, giving mentees access to experience, expertise and guidance as they chart their career paths.

Employee Safety

We aim to provide a safe, inclusive environment for our employees where they feel engaged in our business, supported in who they are and empowered to succeed. We are committed to providing a workplace that is free from violence, harassment and other unsafe or disruptive conditions and require our personnel to attend regular training sessions and workshops on those topics.

To promote safety during the COVID-19 pandemic, starting in March 2020, we expanded our work-from-home policy that enables our employees to work remotely. For our essential workers, we introduced additional hospital-grade disinfectants and maximized outdoor air intake and air filtration. We adopted a Temporary COVID-19 Sick Time Policy that provides all workers with up to 14 days of full pay if they are sick and/or have COVID, so they do not suffer wage loss due to an absence, and so they remain off-site when ill. We also extended our Leaves of Absence protocol, which now offers personal leaves of absence to support employees with mental health concerns, daycare challenges, and/or distance learning for their children and dependents. In addition, the LPL Financial Foundation established the LPL Care Fund, an employee-to-employee relief fund created to help employees facing unexpected and unavoidable financial hardships as a result of a natural disaster or epidemic by providing tax-free grants.

Diversity, Equity and Inclusion

We believe that well-being is more than just physical safety and that our employees should feel welcome and supported as who they are. We seek to foster diversity and a culture of inclusivity. Our employee-led resource groups focus on the needs, concerns and experiences of various diverse groups and help leaders drive business outcomes. In addition, our professional development and recruitment efforts have focused on improving the diversity of our employee population, including through targeted outreach to and collaborations with organizations that serve diverse populations.

Continuous improvement is a pillar of our culture, and we regularly solicit employee feedback on the effectiveness and quality of our support programs and their level of engagement with our business. We use this feedback to improve our programs and processes and inform decisions about our business. In addition, we closely monitor employee turnover, both in the aggregate and in key subcategories such as diversity and levels in the Company, to evaluate our effectiveness in retaining critical personnel.

We are committed to an inclusive work environment to encourage and cultivate diversity of thought and ideas within the Company. We sponsor Employee Resource Groups to leverage the individual talents, perspectives and experiences of our employees to position us for continued growth and success.
Regulation
The financial services industry is subject to extensive regulation by U.S. federal, state, and international government agencies as well as various self-regulatory organizations. We seek to participate in the development of significant rules and regulations that govern our industry. We have been investing in our compliance functions to monitor our adherence to the numerous legal and regulatory requirements applicable to our business. Compliance with all applicable laws and regulations, only some of which are described below, involves a significant investment in time and resources. Any new laws or regulations applicable to our business, any changes to existing laws or regulations, or any changes to the interpretations or enforcement of those laws or regulations may affect our operations and/or financial condition.
Broker-Dealer Regulation
LPL Financial is a broker-dealer registered with the SEC, a member of the Financial Industry Regulatory Authority (“FINRA”) and other self-regulatory organizations, and a participant in various clearing organizations including the Depository Trust Company, the National Securities Clearing Corporation, and the Options Clearing Corporation. LPL Financial is registered as a broker-dealer in each of the 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The rules of the Municipal Securities Rulemaking Board, which are enforced by the SEC and FINRA, apply to the municipal securities activities of LPL Financial.

Broker-dealers are subject to rules and regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, the conduct of directors, officers and employees, qualification and licensing of supervisory and sales personnel, marketing practices, supervisory and organizational procedures intended to ensure compliance with securities laws, and to prevent improper trading on material nonpublic information, limitations on extensions of credit in securities transactions, clearance and settlement procedures, and rules designed to promote high standards of commercial honor and just and equitable principles of trade. Broker-dealers are also subject to state securities laws and regulated by state securities administrators in those jurisdictions where they do business. Applicable laws, rules, and regulations may be subject to varying interpretations and change from time to time.
Regulators make periodic examinations and inquiries of us and review annual, monthly, and other reports on our operations and financial condition. Regulatory actions brought against us alleging violations of applicable laws, rules, and regulations could result in censures, penalties and fines, settlements, disgorgement of profits, restitution to customers, remediation or the issuance of cease-and-desist orders. Such actions could also result in the restriction, suspension or expulsion from the securities industry of us or our financial advisors, officers or employees. We also may incur substantial expenses, damage to our reputation, or similar adverse consequences in connection with any such actions by the SEC, FINRA, the U.S. Department of Labor (“DOL”) or state securities regulators, regardless of the outcome.
LPL Financial’s margin lending is regulated by the Federal Reserve Board’s restrictions on lending in connection with client purchases and short sales of securities, and FINRA rules also require LPL Financial to impose maintenance requirements based on the value of securities contained in margin accounts. In many cases, our margin policies are more stringent than these rules.
On June 30, 2020, the SEC’s new standard of conduct applicable to retail brokerage accounts (“Reg BI”) became applicable. Reg BI requires that broker-dealers act in the best interest of retail customers without placing their own financial or other interests ahead of the customer’s and imposes new obligations related to disclosure, duty of care, conflicts of interest and compliance. Certain state securities and insurance regulators have also adopted, proposed or are considering adopting similar laws and regulations. On December 18, 2020, the DOL finalized a new Prohibited Transaction Exemption 2020-02 (“PTE 2020-02”) that expands instances where an investment advice fiduciary can receive additional compensation on transactions as a result of fiduciary recommendation to a plan covered by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), IRA or other account covered by Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”). Compliance with these provisions has increased our compliance costs. Moreover, to the extent new rules or regulations affect the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. As industry compliance practices and regulatory approaches to guidance, examinations and enforcement continue to develop, the ultimate impact that these new rules or regulations will have on us, the financial industry and the economy cannot be known at this time. It is unclear how and whether other regulators, including banking regulators, and state securities and insurance regulators, may respond to or attempt to enforce similar issues addressed by Reg BI and PTE 2020-02.
Investment Advisor Regulation
As investment advisors registered with the SEC, our subsidiaries LPL Financial, Allen & Company and Fortigent, LLC are subject to the requirements of the Advisers Act, and the regulations promulgated thereunder, including examination by the SEC’s staff. Such requirements relate to, among other things, fiduciary duties to clients, performance fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between the advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements, and general anti-fraud provisions.
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

Retirement Plan Services Regulation
Certain subsidiaries, including LPL Financial, LPL Employee Services, LLC, PTC, Fiduciary Trust Company of New Hampshire and LPLIA, are subject to ERISA, and Section 4975 of Code, and to regulations promulgated under ERISA or the Code, insofar as the subsidiaries provide services with respect to plan clients, or otherwise deal with plan clients, plan participants and retirement, health and educational accounts that are subject to ERISA or Section 4975 of the Code. ERISA imposes certain duties on persons who are “fiduciaries” (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with or breaches of these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary and criminal penalties as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving “plans” (as defined in Section 4975(e)(1), which include, for example, IRAs and certain Keogh plans) and service providers, including fiduciaries (as defined in Section 4975(e)(3)), to such plans. Section 4975 imposes excise taxes for violations of these prohibitions.
On June 29, 2020, the DOL officially reinstated its “five-part test” defining fiduciary “investment advice” under ERISA and the Code (the “Five-Part Test”). Under this test, providing non-discretionary investment advice or recommendations with respect to a covered account can cause a person to be a fiduciary under ERISA and/or the Code if the advice is provided for a fee, on a regular basis, and subject to a mutual understanding that the advice will be personalized to the needs of the advice recipient and used as a primary basis for an investment decision. This action formally implemented the Fifth Circuit’s decision in 2019 to vacate the DOL’s 2016 “fiduciary rule,” which had significantly expanded the scope of activities that could otherwise result in fiduciary status under ERISA and Section 4975 of the Code.

On December 18, 2020, the DOL finalized PTE 2020-02, providing broad exemptive relief for receiving variable or transaction-based compensation, and certain other “prohibited transactions,” in connection with fiduciary investment advice to investors using covered accounts. The preamble to this exemption also included the DOL’s new and expanded interpretation of when providing a rollover recommendation (or potentially other recommendations) could result in fiduciary status under the historic Five-Part Test. This new interpretation, as well as other guidance issued by the DOL in connection with this interpretation, is the subject of multiple litigations in federal district courts challenging the DOL’s authority to issue it. We operate our business in compliance with a number of DOL prohibited transaction exemptions, including PTE 2020-02, where applicable. However, as industry compliance practices and regulatory approaches to guidance, examinations and enforcement continue to develop, and the outcomes of litigation remain pending, the ultimate impact that these new rules or regulations will have on us, the financial industry and the economy cannot be known at this time. In addition, it is unclear how and whether the DOL and other regulators, including the SEC, FINRA, banking regulators, and the state securities and insurance regulators may respond to, or enforce elements of the Five Part Test and PTE 2020-02 rules or interpretations.

The DOL issued a new exemption for “fiduciary” investment advice under ERISA and Section 4975 of the Code with a compliance date of February 1, 2022. The DOL also signaled its intent to further amend the definition of “fiduciary” under ERISA and the Code and certain of its existing prohibited transaction exemptions, which we expect, if completed, to result in increased legal, compliance, information technology and other costs and could lead to a greater risk of client lawsuits and enforcement activity by the DOL and other regulators. The effect of any future DOL regulations and changes on our retirement plan business cannot be anticipated or planned for but may have further impacts on our products and services and results of operations.
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
Regulatory Capital Requirements
The SEC, FINRA, the CFTC, and the NFA have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. The net capital rule under the Exchange Act requires a broker-dealer to maintain a minimum net capital and applies certain discounts to the value of its assets based on the liquidity of such assets. LPL Financial is also subject to the NFA’s financial requirements and is required to maintain net capital that is in excess of or equal to the greatest of the NFA’s minimum financial requirements. Under these requirements, LPL Financial is currently required to maintain minimum net capital that is in excess of or equal to the minimum net capital calculated and required pursuant to the Exchange Act’s net capital rule.
The SEC, FINRA, the CFTC, and the NFA impose rules that require notification when net capital falls below certain predefined criteria. These broker-dealer capital rules also dictate the ratio of debt to equity in regulatory capital composition and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, then certain notice requirements to the regulators are required, and the broker-dealer may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators ultimately could lead to the broker-dealer’s liquidation. Additionally, the net capital rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and require prior notice to the SEC and FINRA for certain capital withdrawals. LPL Financial, which is subject to net capital rules, has been and currently is in compliance with those rules and has net capital in excess of the minimum requirements.
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
Security and Privacy
Regulatory activity in the areas of privacy and data protection continues to grow worldwide and is generally being driven by the growth of technology and related concerns about the rapid and widespread dissemination and use of information and general concerns about the security of that information. To the extent they are applicable to us, we must comply with federal and state information-related laws and regulations in the United States, including the Gramm-Leach-Bliley Act of 1999, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and Regulation S-ID as well as the California Consumer Privacy Act and further potential federal and state requirements.
Trademarks
Access Overlay®, BlazePortfolio®, BranchNet®, CLIENTWORKS®, Fortigent®, LPL®, LPL Career Match®, LPL Financial (& Design)®, Manager Access Network®, Manager Access Select®, OMP® and SPONSORWORKS® are our registered trademarks, and ADVISORYWORLD, CLIENTWORKS CONNECTED, ALLEN & COMPANY OF FLORIDA, LLC, and THE PRIVATE TRUST COMPANY, N.A. (& Design) are among our service marks.

Item 1A.  Risk Factors
Risk Factor Summary
Our business, operations and financial results are subject to varying degrees of risk and uncertainty. We are providing the following summary of risk factors to enhance readability of our risk factor disclosure. Material risks that may adversely affect our business, operations and financial results include, but are not limited to, the following:
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
•Any damage to our reputation could harm our business and lead to a loss of revenue and net income.
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
•Our indebtedness could adversely affect our financial condition and may limit our ability to use debt to fund future capital needs.
•Restrictions under our Credit Agreement and the Indentures governing our senior unsecured notes (the “Notes”) may prevent us from taking actions that we believe would be in the best interest of our business.
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
•The effects of the outbreak of COVID-19 have negatively affected the global economy, U.S. economy and global financial markets, and may disrupt our operations and our advisors' operations, which could have a material adverse effect on our business, financial condition and results of operations.
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
•Failure to comply with ERISA regulations and certain tax-qualified plan laws and regulations could result in penalties against us.

Risks Related to Our Technology
•We rely on technology in our business, and technology and execution failures could subject us to losses, litigation and regulatory actions.
•Our information technology systems may be vulnerable to security risks.
•A cyber-attack or other security breach of our technology systems or those of our advisors or third-party vendors could subject us to significant liability and harm our reputation.
•Failure to comply with the complex privacy and data protection laws and regulations to which we are subject could result in adverse action from regulators.
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
We derive a large portion of our revenue from commissions and fees generated by our advisors. Our ability to attract and retain experienced and productive advisors has contributed significantly to our growth and success, and our strategic plan is premised upon continued growth in the number of our advisors and the assets they serve. If we fail to attract new advisors or to retain and motivate our current advisors, replace our advisors who retire, or assist our retiring advisors with transitioning their practices to existing advisors, or if advisor migration away from wirehouses to independent channels slows, our business may suffer.
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
Many of our competitors have substantially greater resources than we do and may offer a broader range of services and financial products across more markets. Some of our competitors operate in a different regulatory environment than we do, which may give them certain competitive advantages in the services they offer. For example, certain of our competitors only provide clearing services and consequently would not have any supervision or oversight liability relating to actions of their financial advisors. We believe that competition within our industry will intensify as a result of consolidation and acquisition activity and because new competitors face few barriers to entry, which could adversely affect our ability to recruit new advisors and retain existing advisors.
If we fail to continue to attract highly qualified advisors, or if advisors licensed with us leave us to pursue other opportunities, we could face a significant decline in market share, commission and fee revenue or net income. We could face similar consequences if current or potential clients of ours, including current clients that use our outsourced customized clearing, advisory platforms or technology solutions, decide to use one of our competitors rather than us. If we are required to increase our payout of commissions and fees to our advisors in order to remain competitive, our net income could be significantly reduced.
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
•reduce trading activity, thereby affecting our brokerage commission revenue and our transaction revenue;
•reduce the value of advisory and brokerage assets, thereby reducing advisory fee revenue, trailing commission revenue and asset-based fee revenue; and
•motivate clients to withdraw funds from their accounts, thereby reducing advisory and brokerage assets, advisory fee revenue and asset-based fee revenue.
Other more specific trends may also affect our financial condition and results of operations, including, for example, changes in the mix of products preferred by investors may result in increases or decreases in our fee revenue associated with such products depending on whether investors gravitate towards or away from such products. The timing of such trends, if any, and their potential impact on our financial condition and results of operations are beyond our control.
In addition, because certain of our expenses are fixed, our ability to reduce them in response to market factors over short periods of time is limited, which could negatively impact our profitability.
Significant interest rate changes could affect our profitability and financial condition.
Our revenue is exposed to interest rate risk primarily from changes in fees payable to us from banks participating in our client cash programs, which are generally based on prevailing interest rates. Our revenue from our client cash programs has declined in the past as a result of a low interest rate environment, and our revenue may decline in the future due to decreases in interest rates, decreases in client cash balances or mix shifts among the current or future bank sweep vehicles and money market programs that we offer. The Federal Reserve’s federal funds rate was near zero throughout 2021, and there is no assurance that it will not maintain a low-interest rate environment for a significant period of time. Our revenue from our client cash programs also depends on our success in placing deposits and negotiating favorable terms in agreements with third-party banks and money market fund providers participating in our programs, as well as our success in offering competitive products, program fees and interest rates payable to clients. The expiration of contracts with favorable pricing terms, less favorable terms in future contracts, the inability to place deposits with third-party sweep banks, or changes in money market programs that we offer could result in declines in our revenue. A sustained low interest rate environment may also have a negative impact upon our ability to negotiate contracts with new banks or renegotiate existing contracts on comparable terms with banks participating in our client cash programs. If interest rates do not rise, or if balances or yields in our client cash programs decrease, future revenue from our client cash programs may be lower than expected.
Any damage to our reputation could harm our business and lead to a loss of revenue and net income.
We have spent many years developing our reputation for integrity and client service, which is built upon our support for our advisors through: enabling technology, comprehensive clearing and compliance services, practice management programs and training and in-house research. Our ability to attract and retain advisors and employees is highly dependent upon external perceptions of our level of service, business practices and financial condition. Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including:

•litigation or regulatory actions;
•failing to deliver acceptable standards of service and quality, including technology or cybersecurity failures;
•compliance failures; and
•unethical behavior and the misconduct of employees, advisors or counterparties.
Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential advisors and employees, and could lead advisors to terminate their agreements with us, which they generally have the right to do unilaterally upon short notice. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us. These occurrences could lead to loss of revenue and lower net income.
Our business is subject to risks related to litigation, arbitration claims and regulatory actions.
From time to time, we have been subjected to and are currently subject to legal and regulatory proceedings arising out of our business operations, including lawsuits, arbitration claims, governmental subpoenas and regulatory, governmental and self-regulatory organization (“SRO”) inquiries, investigations and enforcement proceedings, as well as other actions and claims. Many of our legal claims are initiated by clients of our advisors and involve the purchase or sale of investment securities, but other claims and proceedings may be, and have been, initiated by state-level and federal regulatory authorities and SROs, including the SEC, FINRA and state securities regulators.
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
We may face liabilities for deficiencies or failures in our compliance systems and programs, as well as actual or alleged breaches of legal duties to our advisors’ clients, including in respect of issues related to the financial products we make available in our curated product platform or the investment advice or securities recommendations our advisors provide to their clients, which are subject to various standards of care, including in some cases fiduciary obligations.
In addition, the administration of client accounts involves functions such as recordkeeping and accounting, security pricing, corporate actions, and account reconciliations that are complex and rely on tools and resources to support these operational processes. Failure to properly perform operational tasks or errors in the design or function of these tools, could subject us to regulatory sanctions, penalties or litigation and result in reputational damage, and liability to clients. Moreover, new and developing state and federal regulatory requirements with respect to standards of care and other obligations, as discussed under “Risks Related to Our Regulatory Environment” below, may introduce new grounds for legal claims or enforcement actions against us in the future, including, in particular with respect to our brokerage services. We may also become subject to claims, allegations and legal proceedings related to employment matters, including wage and hour, discrimination or harassment claims, or matters involving others’ intellectual property or other proprietary rights, including infringement or misappropriation claims.
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
Any significant failures by BETAHost or our other service providers could cause us to sustain serious operational disruptions and incur losses and could harm our reputation. These third-party service providers are also susceptible to operational and technology vulnerabilities, including cyber-attacks, security breaches, ransomware, fraud, phishing attacks and computer viruses, which could result in unauthorized access, misuse, loss or destruction of data, an interruption in service or other similar events that may impact our business.
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
Like us, these intermediaries are exposed to risks related to fluctuations and volatility in the financial markets and broader economy, as well as specific operational risks related to their business, such as those related to technology, security and the prevailing regulatory environment. Because we rely on these intermediaries, we share indirect exposure to these risks. If these risks were to materialize, or if there was a widespread perception that they could materialize, our business, reputation and results of operations could be adversely affected.
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
We have made acquisitions and investments in the past and may pursue further acquisitions and investments in the future. These transactions are accompanied by risks. For instance, an acquisition could have a negative effect on our financial and strategic position and reputation, or the acquired business could fail to further our strategic goals. We can provide no assurances that advisors who join LPL Financial through acquisitions or investments in advisor practices will remain at LPL Financial. Moreover, we may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. We may have a lack of experience in new markets, products or technologies brought on by the acquisition, and we may have an initial dependence on unfamiliar supply or distribution partners. An acquisition may create an impairment of relationships with customers or suppliers of the acquired business or our advisors or suppliers. All of these and other potential risks may serve as a diversion of our management’s attention from other business concerns, and any of these factors could have a material adverse effect on our business.
Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks.
We have adopted policies and procedures to identify, monitor and manage our operational risk. These policies and procedures, however, may not be effective and may not be adapted quickly enough to respond effectively to changed circumstances. Some of our compliance and risk evaluation functions depend upon information technology systems, information provided by others and public information regarding markets, clients or other matters that are otherwise accessible by us. In some cases, however, that information may not be available, accurate, complete or up-to-date. Also, because many of our advisors work in decentralized offices, additional risk management challenges may exist, including with regard to advisor office technology, vendors and information security practices. In addition, our existing systems, policies and procedures, and staffing levels may be insufficient to support a significant increase in our advisor population. Any such increase could require us to increase our costs, including information technology costs, in order to maintain our compliance and risk management obligations, or strain our existing policies and procedures as we evolve to support a larger advisor population. If our systems, policies and procedures are not effective, or if we are not successful in capturing risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business and financial condition.
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
Moreover, our success and future growth depends upon our ability to attract and retain qualified employees. There is significant competition for qualified employees in the financial services industry, and we may not be able to retain our existing employees or fill new positions or vacancies created by expansion or turnover. The loss or unavailability of these individuals could have a material adverse effect on our business.
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
Our indebtedness could adversely affect our financial condition and may limit our ability to use debt to fund future capital needs.
At December 31, 2021, we had total indebtedness of $2.8 billion, of which $1.1 billion is subject to floating interest rates. Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions. It could also require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes. In addition, our level of indebtedness may limit our flexibility in planning for changes in our business and the industry in which we operate and limit our ability to borrow additional funds. If interest rates increase, our interest expense would increase because borrowings under our Credit Agreement are based on variable interest rates.
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
Our Credit Agreement and the Indentures governing our Notes permit us to incur additional indebtedness. Under our Credit Agreement we have the right to request additional commitments for new term loans, new revolving credit commitments and increases to then-existing term loans and revolving credit commitments subject to certain limitations. Although the Credit Agreement and the Indentures contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute “indebtedness” as defined in the Credit Agreement or the Indentures. To the extent new debt or other obligations are added to our currently anticipated debt levels, the substantial indebtedness risks described above would increase.
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
We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, excess- Securities Investor Protection Corporation (“SIPC”), business interruption, cyber and data breach, errors and omissions and fidelity bond insurance. We have self-insurance for certain potential liabilities through a wholly-owned captive insurance subsidiary. While we endeavor to self-insure and purchase coverage that is appropriate based on our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Assessing the probability of a loss occurring and the timing and amount of any loss related to a regulatory matter or a legal proceeding is inherently difficult, and there are particular uncertainties and complexities involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured by our captive insurance subsidiary. In addition, certain types of potential claims for damages cannot be insured. Our business may be negatively affected if in the future some or all of our insurance proves to be inadequate or unavailable to cover our liabilities related to legal or regulatory matters. Such negative consequences could include additional expense and financial loss, which could be significant in amount. In addition, insurance claims may harm our reputation or divert management resources away from operating our business.
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
Our curated product platform offers no proprietary financial products. To help our advisors meet their clients’ needs with suitable investment options, we have relationships with many of the industry-leading providers of financial and insurance products. We have sponsorship agreements with some manufacturers of fixed and variable annuities, mutual funds and ETFs that, subject to the survival of certain terms and conditions, may be terminated by the manufacturer upon notice. If we lose our relationships with one or more of these manufacturers, our ability to serve our advisors and, in turn, their clients, and our business, may be materially adversely affected. As an example, certain variable annuity product sponsors have ceased offering and issuing new variable annuity contracts. If this trend continues, we could experience a loss in the revenue currently generated from the sale of such products. In addition, certain features of such contracts have been eliminated by variable annuity product sponsors. If this trend continues, the attractiveness of these products would be reduced, potentially reducing the revenue we currently generate from the sale of such products.
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
The effects of the outbreak of COVID-19 have negatively affected the global economy, U.S. economy and global financial markets, and may disrupt our operations and our advisors' operations, which could have a material adverse effect on our business, financial condition and results of operations.
The ongoing COVID-19 pandemic has caused significant disruption in the international and U.S. economies and financial markets. The spread of COVID-19 and efforts to contain it have resulted in illness, quarantines, cancellation of events and travel, business shutdowns, reduction in business activity and financial transactions, labor shortages, increased unemployment, supply chain interruptions and overall economic and financial market instability. Impacts on our business could be wide-ranging, and material impacts are possible, including the following:
•Employees contracting COVID-19, including unavailability of key personnel necessary to conduct our business operations
•A prolonged downturn in equity and other financial markets, which would adversely affect our advisory, asset-based and trailing commission revenue

•A sustained low interest rate environment, which would reduce revenue from our client cash programs included in asset-based revenue
•Reductions in our service levels or operating effectiveness as a substantial majority of our employees are working remotely
•Failure of our information technology systems, which could result in interruptions or errors in performing securities clearing and custody functions, as a result of extraordinary trading volumes, malware, ransomware or malicious cyber activity
•Disruptions in technology, processing or support functions as our outsourced service providers or other vendors, including off-shore providers, experience disruptions in their business operations
•Reduction in our ability to recruit advisors or otherwise execute our growth plans due to travel restrictions, limitations on interpersonal contact and challenging macro-economic conditions
•Closure of our offices or the offices of our advisors
The COVID-19 pandemic and efforts to contain it have also resulted in increased volatility. The further spread of COVID-19 and attempts to curtail it by limiting interpersonal activity, including business activity, may increase instability in domestic and international financial markets and materially disrupt general economic and financial activity. Significant disruptions in financial markets could result in a decline in demand for the products and services offered by our advisors to their clients, or their ability to provide them, which would negatively impact our and their financial results and growth strategy.
In addition, an overall decline in equity market prices will generally reduce the value of advisory and brokerage assets, which has previously resulted and may in the future result in a reduction in the advisory fees, asset-based fees and trailing commissions we are entitled to receive. Moreover, in response to the economic fallout from the COVID-19 pandemic, the Federal Reserve reduced the federal funds rate, which remained near zero throughout 2021. Lower interest rates reduce our revenue from our client cash programs and may affect our ability to negotiate favorable terms in future agreements with banks and money market fund providers that participate in our programs, and these effects are likely to continue for as long as interest rates remain suppressed.
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
We implemented significant elements of our business continuity plans in response to the COVID-19 pandemic, and we continue to rely on capabilities that we put into place to support these plans. While we believe that these plans and their implementation have helped avoid significant interruptions to our critical services, there can be no assurance that they will be able to do so on a sustained or uninterrupted basis, and reliance on such plans could expose our business to other operational risks. For example, while we have taken steps to ensure that our remote-work solutions are reliable and secure, especially those related to the handling, transmission, storage and disposal of sensitive personal or confidential information, there can be no assurance that these solutions will be used or function as intended, or that they will be completely effective in preventing interruptions in our services or cybersecurity incidents. In addition, there can be no assurance that the third parties that provide and maintain some of these solutions will be able to do so on a sustained and uninterrupted basis. Because we do not control these third parties, we are subject to the limitations, deficiencies and vulnerabilities of their services, products, and operations. Any compromise, failure, or interruption in the availability of the solutions that support our remote-work operations could directly or indirectly result in cybersecurity incidents, interruptions to our business, and negative effects on our reputation and results of operations.

Risks Related to Our Regulatory Environment
Any failure to comply with applicable federal or state laws or regulations exposes us to litigation and regulatory actions, which could increase our costs or negatively affect our reputation.
Our business, including securities and investment advisory services, is subject to extensive regulation under both federal and state laws, rules and regulations. Our subsidiary LPL Financial is:
•registered as a broker-dealer with the SEC, each of the 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands;
•registered as an investment adviser with the SEC;
•a member of FINRA and various other SROs, and a participant in various clearing organizations, including the Depository Trust Company, the National Securities Clearing Corporation and the Options Clearing Corporation;
•regulated by the DOL relative to its servicing of retirement plan accounts subject to ERISA and the Code; and
•regulated by the CFTC with respect to the futures and commodities trading activities it conducts as an introducing broker.
The primary self-regulator of LPL Financial’s broker-dealer activity is FINRA. LPL Financial is also subject to state laws, including state “blue sky” laws, and the rules of the Municipal Securities Rulemaking Board for its municipal securities activities. The CFTC has designated the NFA as LPL Financial’s primary regulator for futures and commodities trading activities.
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
We have established a captive insurance subsidiary that underwrites insurance for various regulatory and legal risks, although self-insurance coverage is not available for all matters. The availability of coverage depends on the nature of the claim and the adequacy of reserves, which depends in part on historical claims experience, including the actual timing and costs of resolving matters that begin in one policy period and are resolved in a subsequent period. Assessing the probability of a loss occurring and the timing and amount of any loss related to a regulatory matter or a legal proceeding is inherently difficult and requires complex judgments, which may include the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts; potential opportunities for settlement and the status of any settlement discussions;

as well as the potential for insurance coverage and indemnification, if available. There are particular uncertainties and complexities involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured by our captive insurance subsidiary. As a result, actual self-insurance liabilities could exceed our loss reserves, in which case coverage may not be available, and we could incur material additional expense.
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
New laws, rules and regulations, or changes to the interpretation or enforcement of existing laws, rules or regulations, could also result in limitations on the lines of business we conduct or plan to conduct, modifications to our current or future business practices, compressed margins, increased capital requirements and additional costs. For example, the SEC’s Reg BI, which requires broker-dealers and their associated persons to act in the best interest of their retail customers when making securities recommendations and establishes a number of new compliance and disclosure obligations for broker-dealers, became applicable on June 30, 2020. Nevada and Massachusetts enacted statutes that impose fiduciary standards and other obligations on broker-dealers and investment advisers operating in their states. Other states have adopted or are considering adopting a best interest standard applicable to broker-dealers or the sale of certain annuity and insurance products. The DOL issued PTE 2020-02 with a new and expanded interpretation of fiduciary status. We expect that these developments could negatively impact our results, including by increasing our expenditures related to legal, compliance, and information technology and could result in other costs, including greater risks of client lawsuits and enforcement activity by regulators. These changes may also affect the array of products and services we offer to clients and the compensation that we and our advisors receive in connection with such products and services.
It is unclear how and whether other regulators, including the SEC, FINRA, the DOL, banking regulators and other state securities and insurance regulators may respond to, or enforce elements of, these new regulations, or develop their own similar laws and regulations. The impacts, degree and timing of the effect of these laws and future regulations on our business cannot now be anticipated or planned for, and may have further impacts on our products and services and the results of operations. Please consult the “Retirement Plan Services Regulation” section within Part I, “Item 1. Business” for specific information about risks associated with DOL regulations and related exemptions and their potential impact on our operations.
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
Failure to comply with ERISA regulations and certain tax-qualified plan laws and regulations could result in penalties against us.
As discussed above, we are subject to ERISA and Section 4975 of the Code, and to regulations promulgated thereunder, insofar as we provide services with respect to plan clients, or otherwise deal with plans, participants and certain types of investment/savings accounts that are subject to ERISA or the Code. ERISA imposes certain duties on persons who are “fiduciaries” (as defined in Section 3(21) of ERISA and the DOL’s Five-Part Test and PTE 2020-02 rules or interpretations) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with or breaches of these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary and criminal penalties as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving “plans” (as defined in Section 4975(e)(1)), which include, for example, IRAs and certain Keogh plans and other qualified savings accounts, and service providers, including fiduciaries (as defined in Section 4975(e)(3)), to such plans. Section 4975 also imposes excise taxes for violations of these prohibitions. Our failure to comply with ERISA and the Code could result in significant penalties against us that could have a material adverse effect on our business or severely limit the extent to which we could act as fiduciaries for or provide services to these plans.
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
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks, including personally identifiable information of advisors and their clients, as well as our employees. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks are to some degree vulnerable to unauthorized access, human error, computer viruses, denial-of-service attacks, malicious code, spam attacks, phishing, ransomware or other forms of social engineering and other events that could impact the security, reliability, confidentiality, integrity and availability of our systems. To the extent third parties, such as product sponsors, also retain similarity sensitive information about our advisors or their clients, their systems may face similar vulnerabilities. We are not able to protect against these events completely given the rapid evolution of new vulnerabilities, the complex and distributed nature of our systems, our interdependence on the systems of other companies and the increased sophistication of potential attack vectors and methods against our systems. In particular, advisors work in a wide variety of environments, and although we require minimum security by policy, we cannot ensure the consistent compliance with these policies across all of our advisors, or that our policy will be adequate to address the evolving threat environment. If one or more of these events occur, they could jeopardize our own, our advisors’ or their clients’, or our counterparties’ confidential and other information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our own, our advisors’ or their clients’, our counterparties’, or third parties’ operations. As a result, we could be subject to litigation, client loss, reputational harm, regulatory sanctions and financial losses that are either not insured or are not fully covered through any insurance we maintain. If any person, including any of our employees or advisors, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could also be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.
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
Cybersecurity requires ongoing investment and diligence against evolving threats and is subject to federal and state regulation relating to the protection of confidential information. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, to make required notifications, or to update our technologies, websites and web-based applications to comply with industry and regulatory standards, but we may not have adequate personnel, financial or other resources to fully meet these threats and evolving standards. We will also be required to effectively and efficiently govern, manage and ensure timely evolutions in our systems, including in their design, architecture and interconnections as well as their organizational and technical protections. The SEC has proposed new cybersecurity regulations for investment advisers, and other new regulations may be promulgated by relevant federal and state authorities at any time and compliance with regulatory expectations may become increasingly complex as more state regulatory authorities issue or amend regulations, which sometimes conflict, governing handling of confidential information by companies within their jurisdiction. Several states have promulgated cybersecurity requirements that impact our compliance obligations. Compliance with these regulations also could be costly and disruptive to our operations, and we cannot provide assurance that the impact of these regulations would not, either individually or collectively, be material to our business.
Our application service provider systems maintain and process confidential data on behalf of advisors and their clients, some of which is critical to our advisors’ business operations. If our application service provider systems are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons or malicious computer code, we or our advisors could experience data loss, operational disruptions, financial loss, harm to reputation, regulatory violations, class action and commercial litigation and significant business interruption or loss. In addition, vulnerabilities of our external service providers or within our software supply chain could pose security risks to client information. If any such disruption or failure, real or perceived, occurs, we or our advisors may be exposed to unexpected liability, advisors or their clients may withdraw assets, our reputation may be tarnished and there could be a material adverse effect on our business. Further, any actual or perceived breach or cybersecurity attack directed at other financial institutions or financial services companies, whether or not we are targeted, could lead to a general loss of customer confidence in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure. The occurrence of any of these events may have a material adverse effect on our business or results of operations.
Our own information technology systems are to some degree vulnerable to unauthorized access and other security risks. We rely on our advisors and employees to comply with our policies and procedures to safeguard confidential data, but disloyal or negligent insiders pose risks. The failure of our advisors and employees to comply with such policies and procedures, either intentionally or unintentionally, could result in the loss or wrongful use of their clients’ confidential information or other sensitive information. In addition, even if we and our advisors comply with our policies and procedures, persons who circumvent security measures or bypass authentication controls could infiltrate or damage our systems or facilities and wrongfully use our confidential information or clients’ confidential information or cause interruptions or malfunctions in our operations. Cyber-attacks can be designed to collect information, manipulate, destroy or corrupt data, applications, or accounts and to disable the functioning or use of applications or technology assets. Such activity could, among other things:
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
•result in inaccurate financial data reporting; and
•require significant capital and operating expenditures to investigate and remediate a breach.
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
A cyber-attack or other security breach of our technology systems or those of our advisors or third-party vendors could subject us to significant liability and harm our reputation.
In the course of operations, we share sensitive corporate and personal data with vendors, third parties and other financial institutions. We also rely upon software and data feeds from various third parties. Despite the measures we have taken and may in the future take to address and mitigate cybersecurity, privacy and technology risks, we cannot be certain that our systems and networks will not be subject to successful attacks. Although we conduct some level of due diligence before sharing sensitive data with third-party vendors, this due diligence may not uncover administrative, technical or electronic gaps or flaws in their processes or systems. In the past we have experienced limited breaches of information security with our vendors, which have led to notification costs and reputational harm with regulators, current and potential advisors, and advisors’ clients, and we may experience similar or more significant events in the future. Future data security incidents involving individual and regulatory notifications could lead to litigation involving other financial institutions, class actions, regulatory investigations or other harm.
Data security incidents within the financial services industry are increasing, and threat actors continue to find novel ways to attack the security environments of LPL and of our advisors. In light of the diversity of our advisors’ security environments and the increasing sophistication of malicious actors, an attack could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber-attack could take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable information. In some cases, the nature of the attack may be such that full and reliable information may never be available. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such an attack.
These incidents could involve operational disruptions, notification costs, ransom payments, and reputational harm, investigations, litigation and fines with regulators as well as litigation, financial disputes, and reputational harm with current and potential advisors and advisors’ clients.
Failure to comply with the complex privacy and data protection laws and regulations to which we are subject could result in adverse action from regulators.
Many aspects of our business are subject to comprehensive legal requirements concerning the collection, use and sharing of personal information, including client and employee information. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act and an ever-increasing number of state laws and regulations, such as the California Consumer Privacy Act. We continue our efforts to safeguard the data entrusted to us in accordance with the applicable laws and our internal data protection policies, including taking steps to reduce the potential for the improper use or disclosure of personal information. We continue to monitor regulations related to data privacy and protection on both a domestic and international level to assess requirements and impacts on our business operations. Further developments could negatively impact our business and operations.
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
We have made a significant investment in our infrastructure, and our operations are dependent on our ability to protect the continuity of our infrastructure against damage from catastrophe or natural disaster, breach of security, ransomware attack, human error, loss of power, computer and/or telecommunications failure, or other natural or man-made events. A catastrophic event could have a direct negative impact on us by adversely affecting our advisors, employees or facilities, or an indirect impact on us by adversely affecting the financial markets or the overall economy. While we have implemented business continuity and disaster recovery plans and maintain business interruption insurance, it is impossible to fully anticipate and protect against all potential catastrophes. In addition, we depend on the adequacy of the business continuity and disaster recovery plans of our third-party service providers, including off-shore service providers, in order to prevent or mitigate service interruptions. If our business continuity and disaster recovery plans and procedures, or those of our third-party service providers, were disrupted or unsuccessful in the event of a catastrophe, we could experience a material adverse interruption of our operations.
Risks Related to Ownership of Our Common Stock
The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our investors.
The market price of our common stock may fluctuate substantially due to the following factors (in addition to the other risk factors described in this Item 1A):
•actual or anticipated fluctuations in our results of operations, including with regard to interest rates or revenue associated with our client cash programs or key business lines;
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
Our board of directors declared quarterly cash dividends on our outstanding common stock in 2021 and has from time to time authorized us to repurchase shares of the Company’s issued and outstanding shares of common stock. The declaration and payment of any future quarterly cash dividend or any additional repurchase authorizations will be subject to the board of directors’ continuing determination that the declaration of future dividends or repurchase of our shares are in the best interests of our stockholders and are in compliance with our Credit Agreement, the Indentures and applicable law. Such determinations will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, alternative uses of capital, the general financial condition and future prospects of our business and general business conditions.
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
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
A summary of our significant locations at December 31, 2021 is shown in the following table:

Location	Approximate Square Footage	Lease Expiration
Fort Mill, South Carolina	452,000	2036
San Diego, California	420,000	2029
Boston, Massachusetts	69,000	2023
Austin, Texas	58,000	2029
Overland Park, Kansas	30,000	2023
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
For a discussion of legal proceedings, see Note 14 - Commitments and Contingencies within the notes to the consolidated financial statements and Part I, “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Item 4.  Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The following table provides certain information about each of the Company’s executive officers as of the date this Annual Report on Form 10-K has been filed with the SEC:

Name	Age	Position
Dan H. Arnold	57	President and Chief Executive Officer
Matthew J. Audette	47	Chief Financial Officer
Matthew Enyedi	48	Managing Director, Business Solutions
Edward Fandrey	46	Managing Director, Divisional President, Advisor Solutions
Greg Gates	44	Managing Director, Chief Technology & Information Officer
Sallie R. Larsen	68	Managing Director, Chief Human Capital Officer
Michelle Oroschakoff	60	Managing Director, Chief Legal Officer
Dayton Semerjian	57	Managing Director, Chief Customer Care Officer
Richard Steinmeier	48	Managing Director, Divisional President, Business Development
George B. White(1)	53	Managing Director, Investor and Investment Solutions, Chief Investment Officer
____________________
(1)Mr. White will be retiring from the Company in March 2022.

Executive Officers
Dan H. Arnold — President and Chief Executive Officer
Mr. Arnold has served as our chief executive officer since January 2017. He has served as our president since March 2015 with responsibility for our primary client-facing functions and long-term strategy for growth. Mr. Arnold served as our chief financial officer from June 2012 to March 2015 and was responsible for formulating financial policy, leading our capital management efforts and ensuring the effectiveness of the organization’s financial functions. Prior to 2012, he was managing director, head of strategy, with responsibility for long-term strategic planning for the firm, product and platform development and strategic investments, including acquisitions. He has also served as divisional president of our Institution Services. Mr. Arnold joined our Company in January 2007 following our acquisition of UVEST Financial Services Group, Inc. (“UVEST”). Prior to joining us, Mr. Arnold worked at UVEST for 13 years serving most recently as president and chief operating officer. From April 2015 to July 2018, he served on the board of directors of the Securities Industry and Financial Markets Association (“SIFMA”). Mr. Arnold earned a B.S. in electrical engineering from Auburn University and holds an M.B.A. in finance from Georgia State University.
Matthew J. Audette — Chief Financial Officer
Mr. Audette is our chief financial officer. He is responsible for the Company’s core financial functions including: financial planning and analysis, controllership, tax, internal audit, treasury, corporate development and investor relations. Prior to joining LPL Financial in 2015, Mr. Audette served as executive vice president and chief financial officer of E*TRADE Financial Corporation (E*TRADE”). During his 16 years with E*TRADE, he was a key contributor in the growth of the franchise, leading a variety of corporate transactions and capital activities. Mr. Audette began his career in the financial services practice at KPMG. Mr. Audette earned a Bachelor of Science in accounting from Virginia Polytechnic Institute and State University, popularly known as Virginia Tech.
Matthew Enyedi — Managing Director, Business Solutions
Mr. Enyedi has served as managing director, business solutions of LPL Financial since November 2020. He is responsible for developing and deploying a suite of automated professional services to LPL Financial advisors, and aligning them with the firm’s other programs that support advisors as business owners. From January to November 2020, Mr. Enyedi served as managing director, national sales of LPL Financial, overseeing an integrated group of product and platform sales consultants focused on helping financial advisors and institutions navigate and grow in an increasingly complex financial services landscape. Prior to his promotion to managing director, Mr. Enyedi served as executive vice president, national sales from March 2015 to January 2020. In that role, he led the firm’s data analytics and business intelligence efforts, and oversaw a team focused on providing front- and middle-office capabilities to help advisors grow their businesses and reach new segments of clients. He was also previously responsible for teams supporting LPL Financial’s RIA custody and high-net-worth solutions. Mr. Enyedi joined LPL Financial in 2003 and has also served as senior vice president, vice president, corporate strategy and assistant vice president of advisory consulting. Prior to joining the firm, he worked as a financial advisor with UBS PaineWebber. Mr. Enyedi received a B.A. in speech communication and business administration from the University of San Diego. He also holds the Certified Investment Management Analyst® designation from the Haas School of Business at the University of California, Berkeley.

Edward Fandrey — Managing Director, Divisional President, Advisor Solutions

Mr. Fandrey has served as managing director, divisional president, advisor solutions of LPL Financial since January 2021. In this role, he is responsible for leading LPL Financial’s strategic plan to expand engagement with advisors, partnering with them to utilize the firm’s evolving affiliation models, optimally leverage its tools and capabilities, and fully support their growth initiatives and other business needs. Prior to joining LPL Financial, he served as vice president of the Financial Services business at Microsoft Corporation from 2016 to 2021, where he led an organization of sales, support, technology and customer success professionals driving client-centric digital transformation across leading banks, insurance companies, hedge funds and capital markets firms. Mr. Fandrey joined Microsoft in 2000 and held various leadership roles including chief of staff for Worldwide Sales and Marketing. He earned his bachelor’s degree in psychology from the State University of New York at Albany and has multiple technology and developer certifications.

Greg Gates — Managing Director, Chief Technology & Information Officer
Mr. Gates has served as managing director, chief technology & information officer of LPL Financial since July 2021. In this role he is responsible for managing all aspects of the firm’s technology and systems applications. He leads a high-performing information technology organization responsible for delivering technology solutions and market-leading platforms that enable positive, compelling experiences for LPL Financial advisors and employees. Mr. Gates joined LPL in 2018 with nearly two decades of senior-level management experience focused on the application of technology to solve business challenges on a global scale. Before joining LPL Financial, Mr. Gates led product management and engineering teams at PayPal from 2011 to 2018, focusing on internal technology platforms, merchant and consumer experiences, risk and security, and global operations. Prior to that, at Bank of America he led a number of technology organizations, culminating in leadership of Bank of America’s Contact Center Technology from 2002 to 2011. Mr. Gates earned his bachelor’s degree in biomedical engineering from Vanderbilt University in 1999, and has successfully completed multiple leadership, continuing education, and certification programs from several organizations.
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
Michelle Oroschakoff — Managing Director, Chief Legal Officer
Ms. Oroschakoff is managing director, chief legal officer of LPL Financial. She is responsible for company-wide legal and government relations matters, risk management processes and controls, compliance and governance, and has a leading role in LPL Financial’s ongoing focus on enhancing the corporate risk profile. Ms. Oroschakoff has more than 20 years of financial services industry experience in legal, compliance and risk management. She joined LPL Financial as managing director, chief risk officer in September 2013 from Morgan Stanley, and was promoted to chief legal and risk officer in June 2017. She became chief legal officer in June 2018. At Morgan Stanley, she most recently served as managing director and global chief risk officer of the firm’s Global Wealth Management Group from 2011 to 2013. Previously, while with Morgan Stanley, she served as chief administrative officer from 2010 to 2011, as well as chief compliance officer from 2006 to 2010. Earlier in her career, Ms. Oroschakoff spent 11 years in a variety of legal and compliance roles at Morgan Stanley, including associate general counsel and head of the firm’s San Francisco litigation department. She also served as the general counsel for a large and successful RIA firm where she became familiar with the independent model. She also serves on the SIFMA Compliance and Legal Executive Committee. Ms. Oroschakoff earned a B.A. in English literature from the University of Oregon and a J.D., with honors, from the University of Michigan.
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
George B. White — Managing Director, Investor and Investment Solutions, Chief Investment Officer
Mr. White has served as managing director, investor and investment solutions and chief investment officer of LPL Financial since January 2017. He served as managing director, research, and chief investment officer from 2009 to December 2016. Mr. White is responsible for the strategic direction and continued growth of LPL Financial’s research, marketing, products and investment platforms. Prior to joining us in November 2007, Mr. White served as a managing director and director of research for Wachovia Securities for 10 years. Mr. White was also an investment analyst for Mercer Investment Consulting where he provided investment advice to institutional clients. He started his financial services career on the buy side of the business as a research analyst for Thompson, Siegel, and Walmsley, a value-oriented asset manager. Mr. White received a B.B.A. from the College of William and Mary.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “LPLA.” The closing sale price as of December 31, 2021 was $160.09 per share. As of that date, there were 1,023 common stockholders of record based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own the Company’s stock because most stock is held in the name of nominees.
Performance Graph
The following graph compares the cumulative total stockholder return (rounded to the nearest whole dollar) of the Company’s common stock, the Standard & Poor’s 500 Financial Sector Index and the Dow Jones U.S. Financial Services Index for the last five years. The graph assumes a $100 investment at the closing price on December 31, 2016 and reinvestment of the dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Company’s stock.

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Value
12/31/16
03/31/17
06/30/17
09/30/17
12/30/17
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
Date
LPLA
S&P 500 Financial Sector Index
Dow Jones U.S. Financial Services Index

Dividend Policy
The payment, amount and timing of any future dividends will be subject to the discretion of our board of directors and will depend on a number of factors, including future earnings and cash flows, capital requirements, alternative uses of capital, general business conditions, our future prospects, contractual restrictions and covenants and other factors that our board of directors may deem relevant. Our Credit Agreement and the Indentures governing the Notes contain restrictions on our activities, including paying dividends on our capital stock. For an explanation of these restrictions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt and Related Covenants.” In addition, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval, potentially impeding our ability to receive dividends from LPL Financial.
Securities Authorized for Issuance Under Equity Compensation Plans
The table below sets forth information on compensation plans under which our equity securities are authorized for issuance as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,204,420	$45.65	14,787,930
Total	1,204,420	$45.65	14,787,930
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding share repurchases, reported on a trade date basis, during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (millions)(1)
October 1, 2021 through October 31, 2021	—	$—	—	$309.8
November 1, 2021 through November 30, 2021	239,641	$166.12	239,641	$270.0
December 1, 2021 through December 31, 2021	63,330	$161.02	63,330	$259.8
Total	302,971		302,971
(1) On November 13, 2018, the Board of Directors authorized an increase to the Company’s existing share repurchase program to authorize the repurchase of up to $1.0 billion of its issued and outstanding common shares. See Note 15 - Stockholders’ Equity, within the notes to the consolidated financial statements for additional information.
The repurchases may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of shares purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement, the Indentures, applicable laws and consideration of the Company’s general liquidity needs.
Item 6.  Reserved
GLOSSARY OF TERMS

Adjusted Net Income: A non-GAAP financial measure defined as net income plus the after-tax impact of amortization of other intangibles and acquisition costs.

Basis Point: One basis point equals 1/100th of 1%.

CFTC: The Commodity Futures Trading Commission.

Core G&A: A non-GAAP financial measure defined as total expense excluding the following expenses: advisory and commission; depreciation and amortization; interest expense on borrowings; brokerage, clearing and exchange; amortization of other intangibles; loss on extinguishment of debt; promotional; acquisition costs; employee share-based compensation; and regulatory charges.

Corporate Cash: The sum of cash and equivalents from the following: (1) cash held at the Parent (as defined herein), (2) excess cash at LPL Financial per the Credit Agreement, which is the net capital held at LPL Financial in excess of 10% of its aggregate debits, or five times the net capital required in accordance with Exchange Act Rule 15c3-1, and (3) other available cash, which includes cash and equivalents held at The Private Trust Company, N.A., in excess of Credit Agreement capital requirements, and cash and equivalents held at non-regulated subsidiaries.

Credit Agreement: The Company’s amended and restated credit agreement.

Credit Agreement EBITDA: The equivalent of “Consolidated EBITDA,” as defined in the Credit Agreement, which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense, tax expense, depreciation and amortization, and is further adjusted to exclude certain non-cash charges and other adjustments (including unusual or non-recurring charges) and gains, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions.

Dodd-Frank Act: The Dodd-Frank Wall Street Reform and Consumer Protection Act.

DOL: The United States Department of Labor.

DTC: The Depository Trust Company.

EBITDA: A non-GAAP financial measure defined as net income plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles.

ERISA: The Employee Retirement Income Security Act of 1974.

EPS Prior to Amortization of Intangible Assets and Acquisition Costs: A non-GAAP financial measure defined as Adjusted Net Income divided by the weighted average number of diluted shares outstanding for the applicable period.

FINRA: The Financial Industry Regulatory Authority.

GAAP: Accounting principles generally accepted in the United States of America.

Gross Profit: Non-GAAP financial measure defined as total revenue less advisory and commission expense and brokerage, clearing and exchange fees.

Indentures: Refers to the indentures governing the Company’s senior unsecured notes.

Leverage Ratio: A financial metric from our Credit Agreement that is calculated by dividing Credit Agreement net debt, which equals consolidated total debt less Corporate Cash, by Credit Agreement EBITDA.

NSCC: The National Securities Clearing Corporation.

NFA: The National Futures Association.

OCC: The Office of the Comptroller of the Currency.

RIA: Registered investment advisor.

SEC: The U.S. Securities and Exchange Commission.

SIPC: The Securities Investor Protection Corporation.

SRO: Self-regulatory organization.

Uniform Net Capital Rule: Refers to Rule 15c3-1 under the Securities Exchange Act of 1934, which specifies minimum capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers at all times.

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
Business Overview
We are a leader in the retail financial advice market and the nation’s largest independent broker-dealer. We serve independent financial advisors and financial institutions, providing them with the technology, research, clearing and compliance services and practice management programs they need to create and grow their practices. We enable them to provide personalized financial guidance to millions of American families seeking wealth management, retirement planning, financial planning and asset management solutions. Please consult Part I, “Item 1. Business” for additional information related to our business activities.
Our Sources of Revenue
Our revenue is derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust and reporting platforms. We also generate asset-based revenue through our insured bank sweep vehicles, money market programs and the access we provide to a variety of product providers with the following product lines:

• Alternative Investments	• Retirement Plan Products
• Annuities	• Separately Managed Accounts
• Exchange Traded Products	• Structured Products
• Insurance Based Products	• Unit Investment Trusts
• Mutual Funds
Under our self-clearing platform, we custody the majority of client assets invested in these financial products, for which we provide statements, transaction processing and ongoing account management. In return for these services, mutual funds, insurance companies, banks and other financial product sponsors pay us fees based on asset levels or number of accounts managed. We also earn interest from margin loans made to our advisors’ clients. A portion of our revenue is not asset-based or correlated with the equity financial markets.
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
Significant Events
Completed the acquisition of Waddell & Reed Financial, Inc. and surpassed $1.0 trillion in assets
On April 30, 2021 we completed the acquisition of the wealth management business of Waddell & Reed Financial Inc. (the “Waddell & Reed Acquisition”). Concurrent with the closing of the Waddell & Reed Acquisition, we surpassed $1.0 trillion in total advisory and brokerage assets. We completed the onboarding of $71.2 billion of client assets representing 99% of assets from the Waddell & Reed Acquisition during the third quarter of 2021.
Generated $118.8 billion of organic net new assets
We generated $118.8 billion of organic net new assets during 2021, which included the onboarding of approximately $35.0 billion of combined total assets from M&T Bank and BMO Harris to our platform. This translated to an annual organic net new asset growth rate of 13.2%. We also signed an agreement with CBSI to join our platform. CBSI supports over 500 advisors serving approximately $32 billion in brokerage and advisory assets, which we expect to onboard during 2022.
Business Solutions subscriptions more than doubled, driving revenue of approximately $28 million on an annualized run rate basis
Total active and contracted Business Solutions subscriptions more than doubled to end the year at 3,022, driving revenue of approximately $28 million on an annualized run rate basis.
Refinanced our highest cost debt, increased capacity under our Credit Agreement, and issued senior notes
On March 15, 2021, we took advantage of the low interest rate environment to issue $900.0 million in aggregate principal amount of 4.00% senior unsecured notes due in 2029 (“2029 Senior Notes”). We used the proceeds from the 2029 Senior Notes to redeem our existing 5.75% senior unsecured notes due in 2025 (“2025 Senior Notes”), reduced our annual interest expense by $13.0 million, and created additional borrowing capacity under our Credit Agreement, which was increased to $1.0 billion. Additionally, on May 18, 2021, we issued $400.0 million in aggregate principal amount of 4.375% senior unsecured notes due in 2031 (“2031 Senior Notes”). Proceeds from the 2031 Senior Notes were used to repay borrowings under the Credit Agreement, which were used to finance the Waddell & Reed Acquisition.
Earned a spot on the Fortune 500 list
In June 2021 the Company earned a spot in the Fortune 500 ranking for 2021 based on our revenue of $5.9 billion for the year ended December 31, 2020, placing us on the list of largest U.S. companies as ranked by revenue.
Resumed share repurchases during the third quarter of 2021 and repurchased $90.0 million of shares
We resumed share repurchases during the third quarter of 2021 with an initial focus on repurchasing amounts to offset dilution. We repurchased 579,771 shares during the third and fourth quarters of 2021 for a total of $90.0 million.
Executive Summary
Financial Highlights
Results for the year ended December 31, 2021 included net income of $459.9 million, or $5.63 per diluted share, which compares to $472.6 million, or $5.86 per diluted share, for the year ended December 31, 2020.
Asset Growth Trends
Total advisory and brokerage assets served were $1.2 trillion at December 31, 2021, up 33.6% from $903.1 billion at December 31, 2020. Total net new assets were $190.0 billion for the year ended December 31, 2021, compared to $60.2 billion for the same period in 2020.
Net new advisory assets were an inflow of $123.5 billion for the year ended December 31, 2021, compared to $52.1 billion in 2020. Advisory assets were $643.2 billion, or 53.3% of total advisory and brokerage assets served, at December 31, 2021, up 39.5% from $461.2 billion at December 31, 2020.
Net new brokerage assets were an inflow of $66.6 billion for the year ended December 31, 2021, compared to $8.1 billion in 2020. Brokerage assets were $563.2 billion at December 31, 2021, up 27.4% from $441.9 billion at December 31, 2020.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, was $2,454.7 million for the year ended December 31, 2021, an increase of 16.7% from $2,103.3 million for the year ended December 31, 2020. See the “Key Performance Metrics” section for additional information on gross profit.
Common Stock Dividends and Share Repurchases
During the year ended December 31, 2021, we paid shareholders cash dividends of $80.1 million and repurchased 579,771 of our outstanding shares for a total of $90.0 million.
COVID-19 Response
In response to the COVID-19 pandemic, we have taken measures to protect the health and safety of our employees, as well as the stability and continuity of our operations. For example, we have equipped and enabled a substantial majority of employees to work remotely, enhanced cleaning protocols throughout our corporate offices, and worked closely with our vendors to maintain service continuity throughout the market volatility and increased operational volumes that have occurred from time to time during the pandemic. We also made extra support available to our advisors by extending service hours and providing additional resources to enable them to deliver differentiated services to their clients. Please consult the “Risks Related to our Business and Industry” section within Part I, “Item 1A. Risk Factors” for more information about the risks associated with COVID-19.
Key Performance Metrics
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Years Ended December 31,
Operating Metrics (dollars in billions)(1)	2021	2020
Advisory and Brokerage Assets
Advisory assets(2)(3)	$643.2	$461.2
Brokerage assets(2)(4)	563.2	441.9
Total Advisory and Brokerage Assets(2)	$1,206.4	$903.1
Advisory assets as a % of total Advisory and Brokerage Assets	53.3%	51.1%

Net New Assets
Net new advisory assets(5)	$123.5	$52.1
Net new brokerage assets(6)	66.6	8.1
Total Net New Assets(7)	$190.0	$60.2

Organic Net New Assets(7)
Net new organic advisory assets	$89.4	$49.6
Net new organic brokerage assets	29.4	6.6
Total Organic Net New Assets	$118.8	$56.2

Organic advisory net new assets annualized growth(7)(8)	19.4%	13.6%
Total organic net new assets annualized growth(7)(8)	13.2%	7.4%

Client Cash Balances(2)
Insured cash account	$30.0	$37.3
Deposit cash account	9.3	8.2
Total Bank Sweep Balances	39.3	45.5
Money market account	16.1	1.5
Purchased money market funds	1.9	1.9
Total Money Market Balances	18.0	3.4
Total Client Cash Balances	$57.3	$48.9

Net buy (sell) activity(9)	$69.1	$34.3

	As of and for the Years Ended December 31,
	2021	2020
Business and Financial Metrics (dollars in millions)
Advisors - period end	19,876	17,287
Average total assets per advisor(10)	$60.7	$52.2
Employees - period end	5,919	4,756

Share repurchases	$90.0	$150.0
Dividends	$80.1	$79.1
Leverage ratio(11)	2.26	2.16
	Years Ended December 31,
Financial Metrics (dollars in millions, except per share data)	2021	2020
Total revenue	$7,720.8	$5,871.6
Net income	$459.9	$472.6
Earnings per share (“EPS”), diluted	$5.63	$5.86
Non-GAAP Financial Metrics (dollars in millions, except per share data)
EPS prior to amortization of intangible assets and acquisition costs(12)	$7.02	$6.46
Gross profit(13)	$2,454.7	$2,103.3
EBITDA(14)	$936.4	$908.9
EBITDA as a % of Gross profit	38.1%	43.2%
Core G&A(15)	$1,058.2	$925.1
____________________
(1)Totals may not foot due to rounding.
(2)Advisory and brokerage assets consist of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Client cash balances are also included in total advisory and brokerage assets.
(3)Advisory assets consist of total advisory assets under custody at LPL Financial and Waddell & Reed, LLC (“Waddell & Reed”). Please consult the “Results of Operations” section for a tabular presentation of advisory assets.
(4)Brokerage assets consist of brokerage assets serviced by advisors licensed with LPL Financial.
(5)Net new advisory assets consist of total client deposits into custodied advisory accounts less total client withdrawals from custodied advisory accounts, plus dividends, plus interest, minus advisory fees. We consider conversions from and to brokerage accounts as deposits and withdrawals, respectively.
(6)Net new brokerage assets consist of total client deposits into brokerage accounts less total client withdrawals from brokerage accounts, plus dividends, plus interest. We consider conversions from and to advisory accounts as deposits and withdrawals, respectively.
(7)Total net new assets include $71.2 billion of assets related to the Waddell & Reed Acquisition during the year ended December 31, 2021. Total net new assets during the year ended December 31, 2020 include $2.5 billion of net new assets related to the acquisition of E.K. Riley Investments, LLC (“E.K. Riley”) and $1.5 billion of net new assets related to the acquisition of Lucia Securities, LLC (“Lucia”). Organic net new assets and related growth rates exclude these assets in both periods.
(8)Calculated as annualized current period organic net new assets divided by preceding period assets in their respective categories of advisory assets or total advisory and brokerage assets.
(9)Represents the amount of securities purchased less the amount of securities sold in client accounts custodied with LPL Financial and Waddell & Reed. Reported activity does not include any other cash activity, such as deposits, withdrawals, dividends received or fees paid.
(10)Calculated based on the end-of-period total advisory and brokerage assets divided by end-of-period advisor count.

(11)The leverage ratio is a financial metric from our Credit Agreement and is calculated by dividing Credit Agreement net debt, which equals consolidated total debt plus corporate cash, by Credit Agreement EBITDA. Credit Agreement EBITDA, a non-GAAP measure, is defined by the Credit Agreement as “Consolidated EBITDA,” which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles, and is further adjusted to exclude certain non-cash charges and other adjustments (including unusual or non-recurring charges) and gains, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions. Please consult the “Debt and Related Covenants” section for more information. Below is a reconciliation of corporate debt and other borrowings to Credit Agreement net debt and net income to EBITDA and Credit Agreement EBITDA (in millions):

	December 31,
Credit Agreement Net Debt Reconciliation	2021	2020
Corporate debt and other borrowings	$2,838.6	$2,359.3
Corporate cash	(237.0)	(279.9)
Credit Agreement Net Debt(†)	$2,601.6	$2,079.4

	Years Ended December 31,
EBITDA and Credit Agreement EBITDA Reconciliation	2021	2020
Net income	$459.9	$472.6
Interest expense on borrowings	104.4	105.8
Provision for income taxes	141.5	153.4
Depreciation and amortization	151.4	109.7
Amortization of other intangibles	79.3	67.4
EBITDA(†)	$936.4	$908.9
Credit Agreement Adjustments:
Employee share-based compensation expense	$41.8	$31.7
Advisor share-based compensation expense	2.3	2.3
M&A accretion(16)	53.6	—
Loss on extinguishment of debt	24.4	—
Acquisition costs and other	92.1	18.3
Credit Agreement EBITDA(†)	$1,150.7	$961.2

	December 31,
	2021	2020
Leverage Ratio	2.26	2.16
(†)    Totals may not foot due to rounding.

(12)EPS prior to amortization of intangible assets and acquisition costs is a non-GAAP financial measure defined as adjusted net income, a non-GAAP financial measure defined as net income plus the after-tax impact of amortization of other intangibles and acquisition costs, divided by the weighted average number of diluted shares outstanding for the applicable period. The Company presents adjusted net income and EPS prior to amortization of intangible assets and acquisition costs because management believes that these metrics can provide investors with useful insight into the Company’s core operating performance by excluding non-cash items and acquisition costs that management does not believe impact the Company’s ongoing operations. Adjusted net income and EPS prior to amortization of intangible assets and acquisition costs are not measures of the Company's financial performance under GAAP and should not be considered as alternatives to net income, earnings per diluted share or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income and earnings per diluted share to adjusted net income and EPS prior to amortization of intangible assets and acquisition costs for the periods presented (in millions, except per share data):

	Years Ended December 31,
	2021		2020
Adjusted net income / EPS prior to amortization of intangible assets and acquisition costs Reconciliation	Amount	Per Share	Amount	Per Share
Net income / earnings per diluted share	$459.9	$5.63	$472.6	$5.86
Amortization of other intangibles	79.3	0.97	67.4	0.83
Acquisition costs(17)	76.4	0.93	—	—
Tax benefit	(41.4)	(0.51)	(18.9)	(0.23)
Adjusted net income / EPS prior to amortization of intangible assets and acquisition costs(†)	$574.1	$7.02	$521.1	$6.46
Weighted-average shares outstanding, diluted	81.7		80.7
(†)    Totals may not foot due to rounding.

(13)Gross profit is a non-GAAP financial measure defined as total revenue less advisory and commission expense and brokerage, clearing and exchange expense. All other expense categories, including depreciation and amortization of property and equipment and amortization of other intangibles, are considered by management to be general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP financial measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can provide investors with useful insight into our core operating performance before indirect costs that are general and administrative in nature. Below is a reconciliation of gross profit for the periods presented (in millions):

	Years Ended December 31,
Gross Profit	2021	2020
Total revenue	$7,720.8	$5,871.6
Advisory and commission expense	5,180.1	3,697.1
Brokerage, clearing and exchange expense	86.0	71.2
Gross Profit(†)	$2,454.7	$2,103.3
____________________
(†)    Totals may not foot due to rounding.
(14)EBITDA is a non-GAAP financial measure defined as net income plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles. The Company presents EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA is not a measure of the Company's financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. Below is a reconciliation of EBITDA to net income for the periods presented (in millions):

	Years Ended December 31,
EBITDA Reconciliation	2021	2020
Net income	$459.9	$472.6
Interest expense on borrowings	104.4	105.8
Provision for income taxes	141.5	153.4
Depreciation and amortization	151.4	109.7
Amortization of other intangibles	79.3	67.4
EBITDA(†)	$936.4	$908.9
____________________
(†)    Totals may not foot due to rounding.
(15)Core G&A is a non-GAAP financial measure defined as total expense less the following expenses: advisory and commission; depreciation and amortization; interest expense on borrowings; brokerage, clearing and exchange; amortization of other intangibles; loss on extinguishment of debt; promotional; acquisition costs; employee share-based compensation; and regulatory charges. Management presents Core G&A because it believes Core G&A reflects the corporate expense categories over which management can generally exercise a measure of control, compared with expense items over which management either cannot exercise control, such as advisory and commission expense, or which management views as promotional expense necessary to support advisor growth and retention, including conferences and transition assistance. Core G&A is not a measure of the Company’s total expense as calculated in accordance with GAAP. Below is a reconciliation of Core G&A against the Company’s total expense for the periods presented (in millions):

	Years Ended December 31,
Core G&A Reconciliation	2021	2020
Total expense	$7,119.5	$5,245.6
Advisory and commission	5,180.1	3,697.1
Depreciation and amortization	151.4	109.7
Interest expense on borrowings	104.4	105.8
Brokerage, clearing and exchange	86.0	71.2
Amortization of other intangibles	79.3	67.4
Loss on extinguishment of debt	24.4	—
Total G&A	1,493.9	1,194.4
Promotional (ongoing)(17)	288.0	208.3
Acquisition costs(17)	76.4	—
Employee share-based compensation	41.8	31.6
Regulatory charges	29.4	29.4
Core G&A(†)	$1,058.2	$925.1
____________________
(†)    Totals may not foot due to rounding.
(16)M&A accretion is an adjustment to reflect the annualized expected run rate EBITDA of an acquisition as permitted by the Credit Agreement for up to eight fiscal quarters following the close of the transaction.
(17)Acquisition costs include the cost to setup, onboard and integrate acquired entities and primarily include $36.4 million of compensation and benefits expense, $18.7 million of professional services expense, $14.3 million of promotional expense, and other expenses that were incurred during the year ended December 31, 2021 that are included in the respective line items in the consolidated statements of income.

Acquisitions, Integrations and Divestitures
We continuously assess the competitive landscape in connection with our capital allocation framework as we pursue acquisitions, integrations and divestitures. These activities are part of our overall growth strategy but can distort comparability when reviewing revenue and expense trends for periods presented. Our recent acquisitions include the following:
•Waddell & Reed Financial, Inc. - In April 2021, we acquired the wealth management business of Waddell & Reed Financial, Inc.
•Blaze Portfolio Systems LLC - In October 2020, we acquired Blaze, a technology company that provides an advisor-facing trading and portfolio rebalancing platform.
•E.K. Riley Investments, LLC - In August 2020, we acquired business relationships with advisors from E.K. Riley, a broker-dealer and RIA.
•Lucia Securities, LLC - In August 2020, we acquired business relationships with advisors from Lucia, a broker-dealer and RIA.
See Note 4 - Acquisitions, within the notes to the consolidated financial statements for further detail.
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets. According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy grew at an annualized pace of 6.9% in the fourth quarter of 2021 after growing at an annualized pace of 2.3% in the third quarter of 2021. The equity markets were generally strong in 2021 with the S&P 500 and Russell 2000 and 3000 indices gaining year over year. Non-U.S. stocks continued to trail their U.S. counterparts and rising interest rates made it a challenging year for fixed income markets, contributing to a near flat return for the Bloomberg U.S. Aggregate Bond Index for the fourth quarter and a 1.6% loss for the year.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Federal Reserve (“Fed”) policy. At the January 2022 policy meeting, Fed policymakers maintained the target range for the federal funds rate at 0% to 0.25%. Fed officials also signaled they would make a decision on whether to raise the federal funds rate at the March 2022 meeting and announced an intent to end net asset purchases in early March.
Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.

Results of Operations
A discussion of changes in our results of operations during the year ended December 31, 2020 compared to the year ended December 31, 2019 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 23, 2021.
The following discussion presents an analysis of our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020	% Change
REVENUE
Advisory	$3,525,430	$2,327,519	51.5%
Commission	2,378,683	1,906,560	24.8%
Asset-based	1,148,067	1,044,517	9.9%
Service and fee	411,761	357,722	15.1%
Transaction	156,336	148,349	5.4%
Interest income	28,577	29,412	(2.8)%
Other	71,976	57,561	25.0%
Total revenue	7,720,830	5,871,640	31.5%
EXPENSE
Advisory and commission	5,180,090	3,697,147	40.1%
Compensation and benefits	741,003	609,257	21.6%
Promotional	302,285	208,250	45.2%
Occupancy and equipment	185,531	166,389	11.5%
Depreciation and amortization	151,428	109,732	38.0%
Interest expense on borrowings	104,414	105,765	(1.3)%
Brokerage, clearing and exchange	86,023	71,185	20.8%
Amortization of other intangibles	79,260	67,358	17.7%
Professional services	73,231	57,067	28.3%
Communications and data processing	60,296	52,399	15.1%
Loss on extinguishment of debt	24,400	—	100.0%
Other	131,540	101,018	30.2%
Total expense	7,119,501	5,245,567	35.7%
INCOME BEFORE PROVISION FOR INCOME TAXES	601,329	626,073	(4.0)%
PROVISION FOR INCOME TAXES	141,463	153,433	(7.8)%
NET INCOME	$459,866	$472,640	(2.7)%

Revenue
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on our corporate RIA advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients in advance, on a quarterly basis, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of our client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for estimates of contributions and withdrawals to determine the amount billed, and accordingly, the revenue earned in the following three-month period. Advisory revenue collected on our corporate advisory platform is proposed by the advisor and agreed to by the client and averaged 1% of the underlying assets for the year ended December 31, 2021.
We also support Hybrid RIAs through our hybrid advisory platform, which allows advisors to engage us for technology, clearing and custody services, as well as access to the capabilities of our investment platforms. The assets held under a Hybrid RIA’s investment advisory accounts custodied with LPL Financial are included in total advisory assets and net new advisory assets. The advisory revenue generated by a Hybrid RIA is not included in our advisory revenue. We charge separate fees to Hybrid RIAs for technology, clearing, administrative, oversight and custody services, which may vary and are included in our service and fee revenue in our consolidated statements of income.
Advisory revenue is generated from advisory assets. The following table summarizes the composition of advisory assets for the periods presented (in billions):

	December 31,
	2021	2020	$ Change	% Change
Corporate platform advisory assets	$429.6	$291.9	$137.7	47.2%
RIA platform advisory assets	213.6	169.3	44.3	26.2%
Total advisory assets	$643.2	$461.2	$182.0	39.5%
Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Years Ended December 31,
	2021	2020
Beginning balance at January 1	$461.2	$365.8
Net new advisory assets(1)	123.5	52.1
Market impact(2)	58.5	43.3
Ending balance at December 31	$643.2	$461.2
____________________
(1)Net new advisory assets consist of total client deposits into custodied advisory accounts less total client withdrawals from advisory accounts, plus dividends, plus interest, minus advisory fees. We consider conversions from and to advisory accounts as deposits and withdrawals, respectively.
(2)Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, representing the implied growth or decline in asset balances due to market changes over the same period of time.
The growth in advisory revenue from 2020 to 2021 was due to increases in net new advisory assets resulting from our recruiting efforts, advisor productivity and acquisitions, as well as market gains as represented by higher levels of the S&P 500 Index.
Commission
We generate two types of commission revenue: (1) sales-based commissions that are recognized at the point of sale on the trade date and are based on a percentage of an investment product’s current market value at the time of purchase and (2) trailing commissions that are recognized over time as earned and are generally based on the market value of investment holdings in trail-eligible assets. Sales-based commission revenue, which occurs when clients trade securities or purchase various types of investment products, primarily represents gross commissions generated by our advisors and can vary from period to period based on the overall economic environment, number of trading days in the reporting period and investment activity of our advisors’ clients. We earn trailing commission revenue primarily on mutual funds and variable annuities held by clients of our advisors. See Note 3 - Revenue, within the notes to the consolidated financial statements for further detail regarding our commission revenue by product category.
The following table sets forth the components of our commission revenue (dollars in thousands):

	Years Ended December 31,
	2021	2020	$ Change	% Change
Sales-based	$974,055	$770,764	$203,291	26.4%
Trailing	1,404,628	1,135,796	268,832	23.7%
Total commission revenue	$2,378,683	$1,906,560	$472,123	24.8%
The increase in sales-based commission revenue in 2021 compared to 2020 was primarily driven by increases in sales of annuities, mutual funds and fixed income products. The increase in trailing commission revenue in 2021 compared to 2020 was primarily due to the increase in value of annuities and mutual funds as a result of market increases.
Commission revenue is generated from brokerage assets. The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Years Ended December 31,
	2021	2020
Beginning balance at January 1	$441.9	$398.6
Net new brokerage assets(1)	66.6	8.1
Market impact(2)	54.7	35.2
Ending balance at December 31	$563.2	$441.9
____________________
(1)Net new brokerage assets consist of total client deposits into brokerage accounts less total client withdrawals from brokerage accounts, plus dividends, plus interest. We consider conversions from and to brokerage accounts as deposits and withdrawals, respectively.
(2)Market impact is the difference between the beginning and ending asset balance less the net new asset amounts, representing the implied growth or decline in asset balances due to market changes over the same period of time.
Asset-Based
Asset-based revenue consists of fees from our client cash programs, fees from our sponsorship programs with financial product manufacturers, and fees from omnibus processing and networking services (collectively referred to as “recordkeeping”). Client cash revenue is generated on advisors’ clients’ cash balances in insured bank sweep accounts and money market programs. We also receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales force education and training efforts. Compensation for these performance obligations are either a fixed fee, a percentage of the average annual amount of product sponsor assets held in advisors’ clients’ accounts, a percentage of new sales or a combination. Omnibus processing revenue is paid to us by mutual fund product sponsors or their affiliates and is based on the value of mutual fund assets in accounts for which the Company provides omnibus processing services and the number of accounts in which the related mutual fund positions are held. Networking revenue on brokerage assets is correlated to the number of positions we administer and is paid to us by mutual fund product sponsors and annuity product manufacturers.
Asset-based revenue for the year ended December 31, 2021 increased by $103.6 million compared to 2020, primarily due to increases in revenue from recordkeeping and sponsorship programs, partially offset by a decrease in client cash revenue.
Revenue for our recordkeeping and sponsorship programs for the year ended December 31, 2021, which is largely based on the market value of the underlying assets, increased compared to 2020 due to organic growth in our assets under management and the impact of market appreciation on the value of the underlying assets.
Client cash revenue for the year ended December 31, 2021 decreased compared to 2020 due to the impact of a lower federal funds effective rate, partially offset by higher average client cash balances. For the year ended December 31, 2021, our average client cash balances increased to $49.8 billion compared to $44.7 billion for the year ended December 31, 2020.

Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, Business Solutions, IRA custodian, and other client account fees. We charge separate fees to RIAs for technology, clearing, administrative, oversight and custody services, which may vary. We host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee. Service and fee revenue for the year ended December 31, 2021 increased by $54.0 million compared to 2020, primarily due to increases in contract and licensing fees, Business Solutions subscription fees, IRA custodian fees, conference fees, and other client account fees.
Transaction
Transaction revenue includes transaction charges generated in both advisory and brokerage accounts from products including mutual funds, ETFs, and fixed income products. Transaction revenue for the year ended December 31, 2021 increased by $8.0 million compared to 2020, primarily due to increased transaction volume related to fixed income trading.
Other
Other revenue primarily includes unrealized gains and losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios and other miscellaneous revenue, which is not generated from contracts with customers.
Other revenue for the year ended December 31, 2021 increased by $14.4 million compared to 2020, primarily due to increases in realized and unrealized gains on assets held in our advisor non-qualified deferred compensation plan, which assets are based on the market performance of the underlying investment allocations chosen by advisors in the plan, partially offset by a decrease in dividend income on assets held in our advisor non-qualified deferred compensation plan.
Expense
Advisory and Commission
Advisory and commission expense consists of the following: payout amounts that are earned by and paid out to advisors and institutions based on advisory and commission revenue earned on each client’s account; production based bonuses earned by advisors and institutions based on the levels of advisory and commission revenue they produce; the recognition of share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at grant date; and the deferred advisory and commission fee expense associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to our advisors.
The following table sets forth our payout rate, which is a statistical or operating measure:

	Years Ended December 31,
	2021	2020	Change
Payout rate	86.74%	86.12%	62	bps
Our payout rate increased slightly for the year ended December 31, 2021 compared to 2020, primarily due to higher production bonus payouts and the impact of onboarding large financial institutions.
Compensation and Benefits
Compensation and benefits include salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth our average number of employees for the year ended December 31, 2021 as compared to 2020:

	Years Ended December 31,
	2021	2020	% Change
Average number of employees	5,283	4,560	15.9%

Compensation and benefits for the year ended December 31, 2021 increased by $131.7 million compared to 2020, primarily due to an increase in salary and employee benefit expenses resulting from an increase in headcount.
Promotional
Promotional expense includes business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events and other costs that support advisor business growth. For the year ended December 31, 2021 promotional expense increased by $94.0 million compared to 2020, primarily due to increases in recruited assets and advisors that led to higher costs to support transition assistance and retention, as well as increases in conference spend as we returned to in-person events.
Occupancy and Equipment
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs and maintenance expenses on computer hardware and other equipment. Occupancy and equipment expense for the year ended December 31, 2021 increased by $19.1 million compared to 2020, primarily due to increases in expenses related to software licenses and our technology portfolio.
Depreciation and Amortization
Depreciation and amortization relates to the use of property and equipment, which includes internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization for the year ended December 31, 2021 increased by $41.7 million compared to 2020, primarily due to our continued investment in technology to support the integration of Waddell & Reed, enhance our advisor platform and end-client experience and support large financial institution onboarding.
Brokerage, Clearing and Exchange
Brokerage, clearing and exchange fees include expenses originating from trading or clearing operations as well as any exchange membership fees. These fees fluctuate largely in line with the volume of sales and trading activity. Brokerage, clearing and exchange fees increased by $14.8 million for the year ended December 31, 2021 compared to 2020, primarily due to an increase in the volume of sales and trading activity.
Amortization of Other Intangibles
Amortization of other intangibles represents the benefits received for the use of long-lived intangible assets established through our acquisitions. Amortization of other intangibles for the year ended December 31, 2021 increased by $11.9 million compared to 2020, primarily due to increases in intangible assets resulting from the Waddell & Reed Acquisition on April 30, 2021, as well as amortization related to an acquisition during the fourth quarter of 2020. See Note 4 - Acquisitions and Note 9 - Goodwill and Other Intangibles, Net for additional information.
Professional Services
Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, and general corporate matters, as well as non-capitalized costs related to service and technology enhancements. Professional services expense for the year ended December 31, 2021 increased by $16.2 million compared to 2020, primarily due to increases in non-capitalized costs related to the use of consultants.
Communications and Data Processing
Communications and data processing expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges and markets, as well as customer statement processing and postage costs. Communications and data processing expenses for the year ended December 31, 2021 increased by $7.9 million compared to 2020, primarily due to increases in costs associated with client statement production due to growth in our advisors, which led to an increase in the customer base.

Loss on Extinguishment of Debt
On March 15, 2021, we issued the 2029 Senior Notes and redeemed the 2025 Senior Notes. In connection with these transactions, we incurred a $24.4 million loss on extinguishment of debt for the year ended December 31, 2021.
Other Expense
Other expense includes the costs of the investigation, settlement and resolution of regulatory matters (including customer restitution and remediation), licensing fees, insurance, broker-dealer regulator fees, travel-related expenses and other miscellaneous expenses. Other expense will depend in part on the size and timing of resolving regulatory matters and the availability of self-insurance coverage, which depends in part on the amount and timing of resolving historical claims. Other expense for the year ended December 31, 2021 increased by $30.5 million compared to 2020 primarily due to costs related to Waddell & Reed transitional support and an increase in licensing fees.
Provision for Income Taxes
Our effective income tax rate was 23.5% and 24.5% for the years ended December 31, 2021 and 2020. The decrease in our effective tax rate for the year ended December 31, 2021 was primarily due to an increased benefit from share-based compensation recognized during the year.
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
Parent Company Liquidity
LPL Holdings, Inc. (“Parent”), the direct holding company of our operating subsidiaries, considers its primary source of liquidity to be corporate cash. We define corporate cash as the sum of cash and equivalents from the following: (1) cash held at the Parent, (2) excess cash at LPL Financial per the Credit Agreement, which is the net capital held at LPL Financial in excess of 10% of its aggregate debits, or five times the net capital required in accordance with Exchange Act Rule 15c3-1, and (3) other available cash, which includes cash and equivalents held at PTC, in excess of Credit Agreement capital requirements, and cash and equivalents held at non-regulated subsidiaries.

We believe corporate cash is a useful measure of the Parent’s liquidity. The following table presents the components of corporate cash (in thousands):

Corporate Cash	December 31, 2021	December 31, 2020
Cash at Parent	$202,407	$201,385
Excess cash at LPL Financial per Credit Agreement	15,903	67,574
Other available cash	18,677	10,960
Total Corporate Cash	$236,987	$279,919

Corporate cash is monitored as part of our liquidity risk management. We target maintaining $200.0 million in corporate cash, which covers approximately 24 months of principal and interest due on our corporate debt. The Company maintains additional liquidity through a $1.0 billion secured committed revolving credit facility. The Parent has the ability to borrow against the credit facility for working capital and general corporate purposes. Dividends from and excess capital generated by LPL Financial are the primary sources of liquidity. Subject to regulatory approval or notification, capital generated by LPL Financial can be distributed to the Parent to the extent the capital levels exceed both regulatory requirements and internal capital thresholds. As of December 31, 2021, LPL Financial maintained excess regulatory capital of $15.9 million over Credit Agreement requirements. During the twelve months ended December 31, 2021 and 2020, LPL Financial paid dividends of $465.0 million and $635.0 million to the Parent, respectively.
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. We actively monitor changes to our liquidity needs caused by general business volumes and price volatility, including higher margin requirements of clearing corporations and exchanges, and stress scenarios involving a sustained market downturn and the persistence of current interest rates, which include the impacts of the COVID-19 pandemic. We believe that based on current levels of operations and anticipated growth, our cash flow from operations, together with other available sources of funds, which include six uncommitted lines of credit, the revolving credit facility established through our Credit Agreement and the committed revolving credit facility of LPL Financial, will provide us with adequate liquidity to satisfy our working capital needs, the payment of all of our obligations and the funding of anticipated capital expenditures for the foreseeable future.
We regularly evaluate our existing indebtedness, including potential refinancing opportunities, based on a number of factors, including our capital requirements, future prospects, contractual restrictions, the availability of refinancing on attractive terms and general market conditions. The earliest principal maturity date for our corporate debt is in 2026 and our revolving credit facilities mature between 2022 and 2026, which makes us less dependent on capital markets in the near-term.
Share Repurchases
We engage in share repurchase programs, which are approved by our Board of Directors, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate, and returning excess capital to shareholders. In the first half of 2021, the majority of our capital deployment was focused on supporting organic growth and acquisitions. While we continue to see opportunities to deploy capital in this manner, we resumed share repurchases in the third quarter of 2021 with the initial focus on an amount to offset dilution. We repurchased $90.0 million, representing 579,771 shares, during the year ended December 31, 2021. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, the Indentures, applicable laws and consideration of our general liquidity needs. See Note 15 - Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our share repurchases.

Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by the Board of Directors as well as certain limits under our Credit Agreement and the Indentures. See Note 15 - Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our dividends.
LPL Financial Liquidity
LPL Financial relies primarily on client payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $575.0 million at December 31, 2021. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents amounts outstanding and available under our external lines of credit at December 31, 2021 (in millions):

Description	Borrower	Maturity Date	Outstanding(1)	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	March 2026	$55	$945
Broker-dealer revolving credit facility	LPL Financial LLC	July 2024	$—	$300
Secured, uncommitted lines of credit	LPL Financial LLC	March 2022	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2022	$35	$40
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2022	$—	$50
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
(1)Outstanding balances were repaid in January 2022.
Capital Resources
The Company seeks to manage capital levels in support of its business strategy of generating and effectively deploying capital for the benefit of our shareholders.
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain for regulatory capital and reserves based on the requirements of our regulators and clearing organizations, which also consider client balances and trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and equivalents on hand, cash segregated under federal or other regulations, the committed revolving credit facility of LPL Financial and proceeds from repledging or selling client securities in margin accounts. When an advisor’s client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan or sell securities, up to 140% of the client’s margin loan balance, that collateralize those margin accounts.
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
LPL Financial is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from client transactions. At December 31, 2021, LPL Financial had net capital of $87.5 million with a minimum net capital requirement of $14.3 million.

LPL Financial’s ability to pay dividends greater than 10% of its excess net capital during any 35-day rolling period requires approval from FINRA. In addition, payment of dividends is restricted if LPL Financial’s net capital would be less than 5% of aggregate customer debit balances.
LPL Financial also acts as an introducing broker for commodities and futures. Accordingly, its trading activities are subject to the NFA financial requirements and it is required to maintain net capital that is in excess of or equal to the greatest of NFA’s minimum financial requirements. The NFA was designated by the Commodity Futures Trading Commission as LPL Financial’s primary regulator for such activities. Currently, the highest NFA requirement is the minimum net capital calculated and required pursuant to the SEC’s Net Capital Rule.
In April 2021, the Company acquired a broker-dealer as part of the Waddell & Reed Acquisition (the “Waddell & Reed broker-dealer”). The Waddell & Reed broker-dealer was required to maintain net capital of $250,000, which represents the greater of 2% of its aggregate debits or the minimum net capital requirement of $250,000. In December 2021 the SEC and FINRA approved the Form BDW filed by the Waddell & Reed broker-dealer, which terminated its broker-dealer registration with FINRA, all other self-regulatory organizations, the SEC and all jurisdictions on such date.
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

As of December 31, 2021, we were in compliance with both financial covenants, a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage”. The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	December 31, 2021
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	5.0	2.26
Interest Coverage (Minimum)	3.0	12.40
See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail regarding the Credit Agreement and the Indentures.
Contractual Obligations
The following table provides information with respect to our commitments and obligations as of December 31, 2021 (in thousands):

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Operating leases(1)	$167,437	$24,072	$45,777	$44,520	$53,068
Finance leases(2)	259,744	8,802	17,303	17,914	215,725
Purchase obligations(3)	174,705	75,452	88,145	10,947	161
Corporate debt and other borrowings, net(4)	2,838,600	45,700	21,400	1,071,500	1,700,000
Interest payments(5)	640,981	91,657	182,725	179,349	187,250
Commitment and other fees(6)	14,761	3,802	7,299	3,660	—
Total contractual cash obligations	$4,096,228	$249,485	$362,649	$1,327,890	$2,156,204

____________________
(1)Represents future payments under operating leases. See Note 12 - Leases, within the notes to the consolidated financial statements for further detail.
(2)Represents future payments under finance leases. See Note 12 - Leases, within the notes to the consolidated financial statements for further detail.
(3)Includes future minimum payments under service, development and agency contracts, and other contractual obligations. See Note 14 - Commitments and Contingencies, within the notes to the consolidated financial statements for further detail on obligations under non-cancelable service contracts.
(4)Represents principal payments on our corporate debt and other borrowings. The Company repaid $90.0 million in January 2022, which related to amounts outstanding under our external lines of credit at December 31, 2021. See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail.
(5)Represents interest payments under our Credit Agreement, which include a variable interest payment for our senior secured credit facilities and a fixed interest payment for senior unsecured notes. Variable interest payments assume the applicable interest rates at December 31, 2021 remain unchanged. See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail.
(6)Represents commitment fees for unused borrowings on the revolving credit facility under our Credit Agreement. See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for further detail.
As of December 31, 2021, we have a liability for unrecognized tax benefits of $57.0 million, which we have included in other liabilities in the consolidated statements of financial condition. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.
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
Revenue Recognition
Revenue is recognized when control of the promised service is transferred to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for those services. Management exercises judgment to estimate revenue accruals. In particular, our trailing commission revenue, included in commission revenue on the consolidated statements of income, is generally received in arrears and therefore requires our management to estimate accrued amounts based on revenue received in prior periods, market performance and payment frequency of each product type or sponsor. See Note 2 - Summary of Significant Accounting Policies and Note 3 - Revenue, within the notes to the consolidated financial statements for more details on our policies and disclosures related to revenue.
Commitments and Contingencies
Liabilities related to loss contingencies are recognized when we believe it is probable a liability has occurred and the amount can be reasonably estimated by management. We have established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated.
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
Valuation of Goodwill and Other Intangibles, Net
Goodwill is recognized as a result of business combinations and is measured as the excess of the purchase price over the fair value of the net assets acquired. The valuation of goodwill and other intangibles, net requires management to apply judgment and assumptions when estimating future earnings and performance. Management also applies judgment when testing for impairment of goodwill and other indefinite-lived intangible assets, including estimating fair values. Goodwill and other indefinite-lived intangible assets are tested annually for impairment in the fourth fiscal quarter and between annual tests if certain events occur indicating that the carrying amounts may be impaired.
Intangible assets that are deemed to have definite lives are amortized over their useful lives or the estimated period the intangible asset will provide economic benefit. Definite-lived intangible assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount may not be recoverable. For additional information on our policies and disclosures related to goodwill and other intangibles, net, see Note 2 - Summary of Significant Accounting Policies and Note 9 - Goodwill and Other Intangibles, Net within the notes to the consolidated financial statements.
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
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We maintain trading securities owned and securities sold, but not yet purchased in order to facilitate client transactions, to meet a portion of our clearing deposit requirements at various clearing organizations, to track the performance of our research models and in connection with our dividend reinvestment program. Trading securities are included in investment securities while securities sold, but not yet purchased are included in other liabilities on the consolidated statements of financial condition and can include mutual funds, debt securities and equity securities. Changes in the value of our trading securities may result from fluctuations in interest rates, credit ratings of the issuer, equity prices or a combination of these factors.
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
In addition, we are subject to market risk resulting from system incidents or interruptions and human error, which can require customer trade corrections. We also bear market risk on the fees we earn that are based on the market value of advisory and brokerage assets, as well as assets on which trailing commissions are paid and assets eligible for sponsor payments.
As of December 31, 2021, the fair value of our trading securities was $39.3 million, and securities sold, but not yet purchased were not material. The fair value of securities included within other assets was $623.3 million as of December 31, 2021. See Note 5 - Fair Value Measurements, within the notes to the consolidated financial statements for information regarding the fair value of trading securities, securities sold, but not yet purchased and other assets associated with our client facilitation activities.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of December 31, 2021, $1.1 billion of our outstanding debt was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income given revenue generated by our client cash balances, which is generally subject to the same, but off-setting, interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at December 31, 2021	Annual Impact of an Interest Rate (†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Corporate Debt and Other Borrowings		Points	Points	Points	Points
Term Loan B	$1,048,600	$1,042	$2,605	$5,210	$10,419
____________________
(†)Our interest rate for Term Loan B is locked in for one, two, three, six or twelve months as allowed under the Credit Agreement. At the end of the selected periods the rates will be locked in at the then current rate. The effect of these interest rate locks are not included in the table above.

See Note 11 - Corporate Debt and Other Borrowings, Net, within the notes to the consolidated financial statements for additional information.
As of December 31, 2021, we offered our advisors and their clients two insured bank sweep vehicles and a money market program, including money market accounts as well as the ability to participate in purchased money market funds, that are interest rate sensitive. Our sweep vehicles include an (1) insured cash account (“ICA”) for individuals, trusts, sole proprietorships and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts and other organizations and (2) an insured deposit cash account (“DCA”) for advisory individual retirement accounts. While clients earn interest on deposits in ICA and DCA, we earn a fee. The fees we earn from cash held in ICAs are based primarily on prevailing interest rates in the current interest rate environment. The fees we earn from DCAs are calculated as a per account fee, and such fees increase as the federal funds target rate increases, subject to a cap. The fees we earn on cash balances in our advisors’ clients’ accounts in our money market program, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the bank deposit sweep vehicles are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicles relative to other products into which clients may move cash balances.
Credit Risk
Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. We are subject to credit risk from certain loans extended to our advisors as well as the activities of our advisors’ clients during the execution, settlement and financing of various transactions on behalf of these clients.
Credit risk from certain loans to advisors arises when we extend loans with repayment terms to facilitate advisors’ transition to our platform or to fund business development activities that are not repaid in full or on time. Credit risk also arises in respect of advisor loans when a forgivable loan converts to repayable upon advisor termination.
Credit risk also arises when collateral posted with LPL Financial by clients to support margin lending or derivative trading is insufficient to meet clients’ contractual obligations to LPL Financial. These activities are transacted on either a cash or margin basis. Our credit exposure in these transactions consists primarily of margin accounts, through which we extend credit to advisors’ clients collateralized by securities in the clients’ accounts. Under many of these agreements, we are permitted to sell, repledge or loan these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions.
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the years ended December 31, 2021 and 2020. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Our senior management is monitoring developments in the COVID-19 pandemic and has implemented changes to our policies, procedures and operations to protect the integrity and continuity of our business and the health and safety of our employees. For example, we equipped and enabled a substantial majority of employees to work remotely, implemented enhanced cleaning protocols throughout our corporate offices and worked closely with our vendors to maintain service continuity throughout the market volatility and increased operational volumes that have occurred from time to time during the pandemic. There can be no guarantee that our business continuity plans and the other efforts to manage the business implications of COVID-19 will be effective, or that there will not be material adverse effects on our results of operations. Please consult Part I, “Item 1A. Risk Factors” for more information about the risks associated with the COVID-19 pandemic.
Regulatory and Legal Risk
The regulatory environment in which we operate is discussed in detail within Part I, “Item 1. Business” of this Annual Report on Form 10-K. In recent years, and during the period presented in this Annual Report on Form 10-K, we have observed the SEC, FINRA, DOL and state regulators broaden the scope, frequency and depth of their examinations and inquiries to include greater emphasis on the quality, consistency and oversight of our compliance systems and programs. Please consult the “Risks Related to Our Regulatory Environment” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors” for more information about the risks associated with operating within our regulatory environment, pending regulatory matters and the potential related effects on our operations.
Risk Management
We employ an enterprise risk management (“ERM”) framework that is intended to address key risks and responsibilities, enable us to execute our business strategy and protect our Company and its franchise. Our framework is designed to promote clear lines of risk management accountability and a structured escalation process for key risk information and events.
We operate a three-lines-of-defense model to manage risk throughout the organization. Primary ownership for risk and control processes is with the business units and control owners, who are the “first line” of defense in effectively managing risks, and who are responsible for day-to-day compliance and risk management, including execution of desktop and supervisory procedures. These business units and certain control owners implement and execute controls to manage risk, execute risk assessments, identify emerging risks, and comply with risk management policies. The second line of defense consists of certain departments within Compliance, Legal and Risk (“CLR”) and provides risk oversight and monitoring. The third line of defense is independent verification of the effectiveness of risk management practices and internal controls and is conducted by the Internal Audit department.
Our risk management governance approach includes the Board of Directors (the “Board”) and certain of its committees; our Risk Oversight Committee (the “ROC”) and its subcommittees; and our three-lines-of-defense model. We regularly reevaluate and, when necessary, modify our processes to improve the identification and escalation of risks and events.

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
Internal Audit Department
As the third line of defense, the Internal Audit department provides independent and objective assurance of the effectiveness of the Company’s governance, risk management and internal controls by conducting risk assessments and audits designed to identify and cover important risk categories. Internal Audit reports directly to the Audit Committee, which provides oversight of Internal Audit’s activities and approves its annual plan. The Internal Audit department provides regular updates to the ROC and reports to the Audit Committee at least quarterly.
Control Groups
The CLR department provides compliance oversight and guidance, and conducts various risk and other assessments to address regulatory and Company-specific risks and requirements. The CLR department includes the Chief Legal Officer, who reviews the results of the Company’s risk management process with the ROC, the Audit Committee and the Board as necessary. Care and Technology each have risk management teams that identify, define and remediate risk-related items within their respective groups. Additionally, the Internal Audit department is a control group.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
LPL Financial Holdings Inc.
San Diego, California
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of LPL Financial Holdings Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenues - Trailing Commission Revenue Accrual — Refer to Note 3 to the financial statements

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

•We tested the design and effectiveness of internal controls over the accrual for trailing commission revenues, including those over the inputs and judgments used by management in the calculation of the accrual and the historical lookback analysis comparing monthly accruals to subsequent cash receipts
•We compared management’s market performance data to external sources and challenged their methodology for potential management bias by evaluating the sensitivity of changes in market factors on the accrual

•We compared the accrual to actual trailing commission revenue received subsequent to year-end

•We tested the historical cash receipts used to estimate the year-end accrual by comparing them to bank statements

•We evaluated the payment frequency assumption used by management in the estimation of the accrual for a sample of investment product types and sponsors by comparing the assumption to the actual cash receipts frequency

•We tested the mathematical accuracy of the accrual

Acquisition of Waddell & Reed Financial, Inc. — Refer to Notes 4 and 9 to the financial statements

Critical Audit Matter Description

On April 30, 2021, the Company acquired the wealth management business of Waddell & Reed Financial, Inc. for $300 million. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values, including intangible assets of $122.7 million, comprised primarily of advisor relationships. Management used the income approach to estimate the fair value of the advisor relationship intangible assets, which included using the multi-period excess earnings method. The fair value determination of the advisor relationship intangible assets required management to make significant estimates and assumptions related to future net cash flows and the selection of the discount rate.

Given the fair value determination of advisor relationship intangible assets requires management to make significant estimates and assumptions related to the forecasts of future net cash flows and the selection of the discount rate, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future net cash flows and the selection of the discount rate for the advisor relationship intangible assets included the following, among others:

•We tested the design and effectiveness of internal controls over the valuation of the advisory relationship intangible assets, including management’s controls over forecasts of future net cash flows and selection of the discount rate and the valuation methodology used

•We assessed the knowledge, skill, ability, and objectivity of management’s valuation specialist and evaluated the work performed

•When assessing the reasonableness of assumptions related to future net cash flows for advisor relationship intangible assets, we evaluated whether the assumptions used were reasonable considering the past performance of the acquired company, the Company’s strategic plan going forward, and previous acquisitions by the Company

•With the assistance of our fair value specialists, we tested:

▪the reasonableness of the income approach valuation methodology by assessing management’s application of the multi-period excess earnings method

▪the reasonableness of the discount rate by developing a range of independent estimates and comparing those to the discount rate selected by management

▪the mathematical accuracy of the valuation by performing a recalculation

•We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 22, 2022

We have served as the Company's auditor since 2001.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
REVENUE
Advisory	$3,525,430	$2,327,519	$1,982,869
Commission	2,378,683	1,906,560	1,892,407
Asset-based	1,148,067	1,044,517	1,165,979
Service and fee	411,761	357,722	357,844
Transaction	156,336	148,349	122,484
Interest income	28,577	29,412	46,508
Other	71,976	57,561	56,765
Total revenue	7,720,830	5,871,640	5,624,856
EXPENSE
Advisory and commission	5,180,090	3,697,147	3,388,186
Compensation and benefits	741,003	609,257	556,128
Promotional	302,285	208,250	205,537
Occupancy and equipment	185,531	166,389	136,163
Depreciation and amortization	151,428	109,732	95,779
Interest expense on borrowings	104,414	105,765	130,001
Brokerage, clearing and exchange	86,023	71,185	64,445
Amortization of other intangibles	79,260	67,358	65,334
Professional services	73,231	57,067	73,887
Communications and data processing	60,296	52,399	49,859
Loss on extinguishment of debt	24,400	—	3,156
Other	131,540	101,018	114,546
Total expense	7,119,501	5,245,567	4,883,021
INCOME BEFORE PROVISION FOR INCOME TAXES	601,329	626,073	741,835
PROVISION FOR INCOME TAXES	141,463	153,433	181,955
NET INCOME	$459,866	$472,640	$559,880
EARNINGS PER SHARE
Earnings per share, basic	$5.75	$5.96	$6.78
Earnings per share, diluted	$5.63	$5.86	$6.62
Weighted-average shares outstanding, basic	80,002	79,244	82,552
Weighted-average shares outstanding, diluted	81,742	80,702	84,624
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2021	2020
ASSETS
Cash and equivalents	$495,246	$808,612
Cash segregated under federal or other regulations	1,496,463	923,158
Restricted cash	80,655	67,264
Receivables from clients, net	578,889	405,106
Receivables from brokers, dealers and clearing organizations	102,503	97,245
Advisor loans, net	963,869	587,553
Other receivables, net	581,483	435,012
Investment securities	49,192	42,487
Property and equipment, net	658,841	582,868
Goodwill	1,642,443	1,513,866
Other intangibles, net	455,028	397,486
Other assets	886,988	735,505
Total assets	$7,991,600	$6,596,162
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Client payables	$1,712,224	$1,534,486
Payables to brokers, dealers and clearing organizations	170,119	89,743
Accrued advisory and commission expenses payable	222,379	187,040
Corporate debt and other borrowings, net	2,814,044	2,345,414
Accounts payable and accrued liabilities	384,025	309,159
Other liabilities	1,018,276	815,466
Total liabilities	6,321,067	5,281,308
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 600,000,000 shares authorized; 128,758,086 shares and 127,585,764 shares issued at December 31, 2021 and 2020, respectively	129	127
Additional paid-in capital	1,841,402	1,762,770
Treasury stock, at cost — 48,768,145 shares and 48,115,037 shares at December 31, 2021 and 2020, respectively	(2,498,600)	(2,391,062)
Retained earnings	2,327,602	1,943,019
Total stockholders’ equity	1,670,533	1,314,854
Total liabilities and stockholders’ equity	$7,991,600	$6,596,162
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2018	124,910	$125	$1,634,337	39,821	$(1,730,535)	$1,070,146	$974,073
Cumulative effect of accounting change	—	—	—	—	—	5,724	5,724
Net income	—	—	—	—	—	559,880	559,880
Issuance of common stock to settle restricted stock units	366	—	—	75	(5,863)	—	(5,863)
Treasury stock purchases	—	—	—	6,419	(500,370)	—	(500,370)
Cash dividends on common stock - $1.00 per share	—	—	—	—	—	(82,597)	(82,597)
Stock option exercises and other	1,218	1	36,772	(55)	1,975	1,414	40,162
Share-based compensation	—	—	32,864	—	—	—	32,864
BALANCE — December 31, 2019	126,494	$126	$1,703,973	46,260	$(2,234,793)	$1,554,567	$1,023,873
Cumulative effect of accounting change	—	—	—	—	—	(7,317)	(7,317)
Net income	—	—	—	—	—	472,640	472,640
Issuance of common stock to settle restricted stock units	417	—	—	134	(9,420)	—	(9,420)
Treasury stock purchases	—	—	—	1,810	(150,036)	—	(150,036)
Cash dividends on common stock - $1.00 per share	—	—	—	—	—	(79,097)	(79,097)
Stock option exercises and other	675	1	24,822	(89)	3,187	2,226	30,236
Share-based compensation	—	—	33,975	—	—	—	33,975
BALANCE — December 31, 2020	127,586	$127	$1,762,770	48,115	$(2,391,062)	$1,943,019	$1,314,854
Net income	—	—	—	—	—	459,866	459,866
Issuance of common stock to settle restricted stock units	406	—	—	147	(20,230)	—	(20,230)
Treasury stock purchases	—	—	—	580	(90,011)	—	(90,011)
Cash dividends on common stock - $1.00 per share	—	—	—	—	—	(80,095)	(80,095)
Stock option exercises and other	766	2	34,457	(74)	2,703	4,812	41,974
Share-based compensation	—	—	44,175	—	—	—	44,175
BALANCE — December 31, 2021	128,758	$129	$1,841,402	48,768	$(2,498,600)	$2,327,602	$1,670,533
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$459,866	$472,640	$559,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,428	109,732	95,779
Amortization of other intangibles	79,260	67,358	65,334
Amortization of debt issuance costs	5,733	5,384	4,672
Share-based compensation	44,175	33,975	32,864
Provision for credit losses	9,168	5,824	6,698
Deferred income taxes	18,464	(23,684)	(18,615)
Loss on extinguishment of debt	24,400	—	3,156
Loan forgiveness	151,427	113,126	92,502
Other	(10,007)	(12,673)	(11,421)
Changes in operating assets and liabilities:
Receivables from clients, net	(174,236)	28,475	(20,602)
Receivables from brokers, dealers and clearing organizations	(4,764)	(57,372)	(1,863)
Advisor loans, net	(526,677)	(219,813)	(246,465)
Other receivables, net	(140,021)	(18,480)	(49,185)
Investment securities - trading	(8,732)	16,072	(16,848)
Other assets	(136,182)	(126,641)	(93,627)
Client payables	177,703	256,977	101,529
Payables to brokers, dealers and clearing organizations	80,376	(2,259)	15,822
Accrued advisory and commission expenses payable	29,771	12,710	8,462
Accounts payable and accrued liabilities	12,390	(6,585)	272
Other liabilities	211,819	137,142	96,973
Operating lease assets	(2,227)	(1,967)	(1,446)
Net cash provided by operating activities	453,134	789,941	623,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(215,987)	(155,532)	(156,389)
Acquisitions, net of cash acquired	(245,913)	(30,556)	(25,853)
Purchases of securities classified as held-to-maturity	(1,741)	(6,511)	(3,745)
Proceeds from maturities of securities classified as held-to-maturity	5,000	5,100	5,000
Net cash used in investing activities	(458,641)	(187,499)	(180,987)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	1,585,000	1,806,000	523,000
Repayments of revolving credit facilities	(1,495,000)	(1,851,000)	(478,000)
Repayment of senior secured term loans	(10,700)	(10,700)	(411,250)
Repayment of senior unsecured notes	(900,000)	—	—
Proceeds from senior unsecured notes	1,300,000	—	400,000
Payment of debt issuance costs	(15,929)	—	(17,615)
Make-whole premium on redemption of senior unsecured notes	(25,875)	—	—
Payment of contingent consideration	(8,941)	(10,000)	—
Tax payments related to settlement of restricted stock units	(20,230)	(9,420)	(5,863)
Repurchase of common stock	(90,011)	(150,036)	(500,370)
Dividends on common stock	(80,095)	(79,097)	(82,597)
Proceeds from stock option exercises and other	41,974	30,236	40,162
Principal payment of finance leases and obligations	(1,356)	(1,169)	(692)
Net cash provided by (used in) financing activities	278,837	(275,186)	(533,225)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS AND RESTRICTED CASH	273,330	327,256	(90,341)
CASH AND EQUIVALENTS AND RESTRICTED CASH — Beginning of year	1,799,034	1,471,778	1,562,119
CASH AND EQUIVALENTS AND RESTRICTED CASH — End of year	$2,072,364	$1,799,034	$1,471,778
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$103,689	$106,879	$126,949
Income taxes paid	$144,556	$169,237	$213,339
Cash paid for amounts included in the measurement of operating lease liabilities	$22,355	$21,368	$19,117
Cash paid for amounts included in the measurement of finance lease liabilities	$9,716	$9,592	$9,079
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$21,373	$12,186	$13,736
Lease assets obtained in exchange for operating lease liabilities	$3,602	$7,968	$108,879
Property and equipment obtained in exchange for finance lease liabilities	$—	$—	$1,453

	December 31,
	2021	2020	2019
Cash and equivalents	$495,246	$808,612	$590,209
Cash segregated under federal or other regulations	1,496,463	923,158	822,697
Restricted cash	80,655	67,264	58,872
Total cash and equivalents and restricted cash shown in the consolidated statements of cash flows	$2,072,364	$1,799,034	$1,471,778
See notes to consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE COMPANY
LPL Financial Holdings Inc. (“LPLFH”), a Delaware holding corporation, together with its consolidated subsidiaries (collectively, the “Company”), provides an integrated platform of brokerage and investment advisory services to independent financial advisors and financial advisors at financial institutions (collectively, “advisors”) in the United States. Through its custody and clearing platform, using both proprietary and third-party technology, the Company provides access to diversified financial products and services, enabling its advisors to offer personalized financial advice and brokerage services to retail investors (their “clients”). The Company’s most significant, wholly owned subsidiaries are described below:
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
•AW Subsidiary, Inc. is a holding company for AdvisoryWorld and Blaze Portfolio Systems LLC (“Blaze”). AdvisoryWorld offers technology products, including proposal generation, investment analytics and portfolio modeling, to both the Company’s advisors and external clients in the wealth management industry. Blaze provides an advisor-facing trading and portfolio rebalancing platform.
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
•LPL Employee Services, LLC is a holding company for Allen & Company of Florida, LLC (“Allen & Company”), an RIA.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, goodwill and other intangibles, allowance for credit losses on receivables, share-based compensation, accruals for liabilities, income taxes, revenue and expense accruals, and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Consolidated Financial Statement Presentation Changes
Certain financial statement line items in the consolidated statements of income and the consolidated statements of financial condition have been reclassified to more closely align with industry practice and the Company’s business, and to better serve financial statement users. Prior period amounts have been reclassified to conform to the current presentation as follows:
•The consolidated statements of income have been reclassified as follows:
◦The Company has disaggregated the activity previously reported in the Transaction and fee line item in Total revenue into its Service and fee and Transaction components;
◦The Company has included Interest expense on borrowings and Loss on extinguishment of debt in Total expense. Previously, these amounts were presented after Total operating expense.
•The consolidated statements of financial condition have been reclassified as follows:
◦Receivables from product sponsors have been reclassified to Other receivables, net. These were previously included in Receivables from product sponsors, broker-dealers and clearing organizations;
◦Advisor accounts receivable and institutional loans, net of related allowance have been reclassified to Advisor loans, net. These were previously included in Other receivables, net and Other assets, respectively;
◦Trading and held-to-maturity securities, which were previously reported as discrete line items, were reclassified to Investment securities;
◦Certain other financial statement line items which were previously reported as discrete line items, including securities borrowed, operating lease assets, and deferred income taxes, net have been reclassified to Other assets;
◦Drafts payable and Payables to clients, which were previously reported as discrete line items, were reclassified to Client payables;
◦Liabilities related to the Company’s deferred compensation plans have been reclassified to Other liabilities. These were previously included in Accounts payable and accrued liabilities;
◦Certain other financial statement line items which were previously reported as discrete line items, including income taxes payable, unearned revenue, securities sold, but not yet purchased, and lease liabilities have been reclassified to Other liabilities.
These changes did not impact total assets, total liabilities, or total net income; however, the consolidated statements of cash flows have been updated to conform to the current presentation on the statements of financial condition.
In addition, during the year ended December 31, 2021, the Company concluded that it is acting in a principal capacity for fractional shares held in customer brokerage accounts resulting from the dividend reinvestment program (“DRIP”) that the Company offers. The Company concluded that it should account for these shares as a secured borrowing with underlying financial assets pledged as collateral, and as a result has corrected its consolidated statement of financial condition to include an asset and related liability of $72.6 million at December 31, 2020 to reflect the investments in fractional shares and the corresponding repurchase obligation in other assets and other liabilities, respectively. The Company also corrected its consolidated statements of cash flows for the years ended December 31, 2020 and December 31, 2019, respectively, to reflect the changes in the consolidated statements of financial condition related to this activity in prior years. As a result, the Company corrected the consolidated statements of cash flows to reflect an increase in the other assets line items and an offsetting increase in the other liabilities line items of $13.8 million and $20.6 million for the years ended December 31, 2020 and December 31, 2019, respectively. This adjustment did not have an impact on earnings, earnings per share, retained earnings, or net cash provided by operating activities in prior periods. The Company has evaluated the impact of the error on previously issued consolidated financial statements and determined, based on consideration of quantitative and qualitative factors, that the impact of the error is immaterial.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Consolidation
These consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated.
Related Party Transactions
In the ordinary course of business, the Company enters into related party transactions with beneficial owners of more than five percent of the Company’s outstanding common stock. Additionally, through its subsidiary LPL Financial, the Company provides services and charitable contributions to the LPL Financial Foundation, a tax-exempt charitable organization that provides volunteer and financial support within the Company’s local communities.
The Company recognized revenue for services provided to these related parties of $6.1 million, $4.8 million and $4.1 million during the years ended December 31, 2021, 2020 and 2019, respectively. The Company incurred expense for services provided by these related parties of $2.2 million, $3.8 million and $3.2 million during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, receivables from and payables to related parties were not material.
Reportable Segment
Management has determined that the Company operates in one segment, given the similarities in economic characteristics between its operations and the common nature of its products and services, production and distribution process and regulatory environment.
Revenue Recognition
Revenue is recognized when control of the promised service is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. For additional information, see Note 3 - Revenue.
Compensation and Benefits
The Company records compensation and benefits expense for all cash and deferred compensation, benefits and related taxes as earned by its employees. Compensation and benefits expense also includes fees earned by temporary employees and contractors who perform similar services to those performed by the Company’s employees.
Share-Based Compensation
Certain employees, officers, directors, advisors and financial institutions participate in the Company’s various long-term incentive plans that provide for granting stock options, warrants, restricted stock awards, restricted stock units, deferred stock units and performance stock units. Stock options, warrants and restricted stock units generally vest in equal increments over a three-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards and deferred stock units generally vest over a one-year period, and performance stock units generally vest in full at the end of a three-year performance period.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company makes assumptions regarding the number of stock options, warrants, restricted stock awards, restricted stock units, deferred stock units and performance stock units that will be forfeited. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. As a result, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the service period. Rather, different forfeiture assumptions would only impact the timing of expense recognition over the service period. See Note 16 - Share-Based Compensation, Employee Incentives and Benefit Plans, for additional information regarding share-based compensation for equity awards granted.
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
Income Taxes
In preparing the consolidated financial statements, the Company estimates income tax expense based on various jurisdictions where it conducts business. The Company needs to estimate current tax obligations and to assess temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. These temporary differences result in deferred tax assets and liabilities. The Company then must assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established to the extent that it is more likely than not that such deferred tax assets will not be realized. When the Company establishes a valuation allowance or modifies the existing allowance in a certain reporting period, it generally records a corresponding increase or decrease to tax expense in the consolidated statements of income. Management makes significant judgments in determining its provision for income taxes, deferred tax assets and liabilities and any valuation allowances recorded against the deferred tax assets. Changes in the estimate of these taxes occur periodically due to changes in the tax rates, changes in the business operations, implementation of tax planning strategies, resolution with taxing authorities of issues where the Company had previously taken certain tax positions, and newly enacted statutory, judicial and regulatory guidance. These changes could have a material effect on the Company’s consolidated statements of income, financial condition or cash flows in the period or periods in which they occur. Income tax credits are accounted for using the flow-through method as a reduction of income tax expense in the period they are generated.
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
Cash and Equivalents
Cash equivalents are highly liquid investments with an original maturity of 90 days or less that are not required to be segregated under federal or other regulations. The Company’s cash and equivalents are composed of interest and noninterest-bearing deposits, money market funds and U.S. government obligations.
Cash Segregated Under Federal or Other Regulations
The Company’s broker-dealer subsidiary, LPL Financial, is required to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its customers in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other regulations. At December 31, 2021, this line item included approximately $100,000 of cash for the proprietary accounts of broker-dealers.
Restricted Cash
Restricted cash primarily represents cash held and for use by the Captive Insurance Subsidiary.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Receivables from Clients, Net and Client Payables
Receivables from clients include amounts due on cash and margin transactions. The Company extends credit to clients of its advisors to finance their purchases of securities on margin and receives income from interest charged on such extensions of credit. Client payables represent credit balances in client accounts arising from deposits of funds, proceeds from sales of securities and dividend and interest payments received on securities held in client accounts at LPL Financial. The Company pays interest on certain client payable balances.
Receivables from clients are generally fully secured by securities held in the clients’ accounts. To the extent that margin loans and other receivables from clients are not fully collateralized by client securities, the Company establishes an allowance that it believes is sufficient to cover any probable losses. When establishing this allowance, the Company considers a number of factors, including its ability to collect from the client or the client’s advisor and its historical experience in collecting on such transactions.
The following table reflects a roll-forward of the allowance for credit losses on receivables from clients (in thousands):

	December 31,
	2021	2020	2019
Beginning balance — January 1	$520	$115	$640
Impact of ASU 2016-13 adoption	—	—	—
Provision for credit losses	424	432	130
Charge-offs, net of recoveries	43	(27)	(655)
Ending balance — December 31	$987	$520	$115
Advisor Loans, Net
Advisor loans, net includes loans made to advisors and financial institutions and other advisor fee receivables. The Company periodically extends credit to its advisors in the form of recruiting loans, commission advances and other loans. The decision to extend credit to an advisor is generally based on the advisor’s credit history and their ability to generate future revenue. Loans made in connection with recruiting can be either repayable or forgivable over terms generally up to ten years provided that the advisor remains licensed through LPL Financial. Forgivable loans are not repaid in cash and are amortized over the term of the loan. If an advisor terminates their arrangement with the Company prior to the loan maturity date, the remaining balance becomes repayable immediately. An allowance for credit losses is recorded at the inception of a repayable loan or upon advisor termination for forgivable loans using estimates and assumptions based on historical lifetime loss experience and expectations of future loss rates based on current facts. Advisor repayable loans, net totaled $191.2 million and $127.4 million as of December 31, 2021 and 2020.
The following table reflects a roll-forward of the allowance for credit losses on advisor loans (in thousands):

	December 31,
	2021	2020	2019
Beginning balance — January 1	$8,797	$13,461	$12,313
Impact of ASU 2016-13 adoption	—	8,748	—
Provision for credit losses	7,074	3,642	4,806
Charge-offs, net of recoveries	(4,296)	(17,054)	(3,658)
Ending balance — December 31	$11,575	$8,797	$13,461
Other Receivables, Net
Other receivables, net primarily consist of receivables due from product sponsors and others, miscellaneous receivables and short-term secured loans to clients. An allowance for credit losses is recorded at inception using estimates and assumptions based on historical experience, current facts and other factors. Management monitors the adequacy of these estimates through periodic evaluations against actual trends experienced.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table reflects a roll-forward of the allowance for credit losses on other receivables (in thousands):

	December 31,
	2021	2020	2019
Beginning balance — January 1	$1,068	$805	$866
Impact of ASU 2016-13 adoption	—	1,097	—
Provision for credit losses	1,670	1,610	365
Charge-offs, net of recoveries	(1,655)	(2,444)	(426)
Ending balance — December 31	$1,083	$1,068	$805
Investment Securities
Investment securities include trading and held-to-maturity securities. The Company also has securities which have been sold, but not yet purchased, which are reflected in other liabilities on the consolidated statements of financial condition. The Company generally classifies its investments in debt and equity instruments as trading securities, except for U.S. government notes held by its wholly owned subsidiary PTC, which are held to satisfy minimum capital requirements of the OCC and classified as held-to-maturity securities because the Company has both the intent and the ability to hold these investments to maturity. The Company has not classified any investments as available-for-sale.
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
Interest income is accrued as earned. Premiums and discounts are amortized using a method that approximates the effective yield method over the term of the security and are recorded as an adjustment to the investment yield. The Company makes estimates about the fair value of investments and the timing for recognizing losses based on market conditions and other factors. If these estimates change, the Company may recognize additional losses. Realized and unrealized gains and losses on trading securities are recognized in other revenue on a net basis in the consolidated statements of income.
Property and Equipment, Net
Internally developed software, leasehold improvements, computers and software and furniture and equipment are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. The Company expenses software development costs as incurred during the preliminary project stage, while capitalizing costs at the point at which the conceptual formulation, design and testing of possible software project alternatives are complete and management authorizes and commits to funding the project. The costs of internally developed software that qualify for capitalization are included in property and equipment and subsequently amortized over the estimated useful life of the software, which is generally 5 years. The Company does not capitalize pilot projects or projects for which it believes that the future economic benefits are less than probable. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying leases. Computers and software are depreciated over a period of 3 to 5 years. Furniture and equipment are depreciated over a period of 3 to 7 years. Land is not depreciated.
Management reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. No impairment occurred for the years ended December 31, 2021, 2020 or 2019.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Acquisitions
Accounting for business combinations requires the Company to make significant estimates and assumptions with respect to intangible assets, liabilities assumed and pre-acquisition contingencies. These assumptions include, but are not limited to, future expected cash flows and discount rates, and are based in part on historical experience, market data and information obtained from the management of the acquired companies.
When acquiring companies, the Company recognizes separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill is recognized for business combinations as of the acquisition date and is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of income.
The Company also enters into asset acquisitions for single identifiable assets. Accounting for asset acquisitions requires the Company to make significant estimates and assumptions with respect to the useful life of the asset purchased. These assumptions are based in part on historical experience and market data.
Goodwill and Other Intangibles, Net
Goodwill and other indefinite-lived intangibles are tested annually for impairment in the fourth fiscal quarter and between annual tests if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit or indefinite-lived intangible is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. An impairment loss will be recognized if a reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment of goodwill or other indefinite-lived intangibles was recognized for the years ended December 31, 2021, 2020 or 2019.
Intangibles that are deemed to have definite lives are amortized over their useful lives, generally ranging from 5 to 20 years. They are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value. There was no impairment of definite-lived intangibles recognized for the years ended December 31, 2021, 2020 or 2019. See Note 9 - Goodwill and Other Intangibles, Net, for additional information regarding the Company’s goodwill and other intangibles.
Securities Borrowed
The Company borrows securities from other broker-dealers to make deliveries or to facilitate customer short sales. Securities borrowed, which are included in other assets in the consolidated statements of financial condition, are accounted for as collateralized borrowings and are recorded at the contract value, which represents the amount of cash provided for securities borrowed transactions (generally in excess of market values). The adequacy of the collateral deposited, which is determined by comparing the market value of the securities borrowed to the cash loaned, is continuously monitored and is adjusted when considered necessary to minimize the risk associated with this activity.
As of December 31, 2021, the contract and collateral market values of borrowed securities were $10.0 million and $9.7 million, respectively. As of December 31, 2020, the contract and collateral market values of borrowed securities were $30.1 million and $29.1 million, respectively.
Fractional Shares
The Company acts in a principal capacity in respect of fractional shares resulting from the DRIP that is offered to clients by aggregating dividends received by clients, executing purchases of whole shares, and allocating the whole shares to clients on a fractional basis based on the dividend amounts that are reinvested. Shares remaining after

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

this process and fractional shares purchased by the Company in client liquidations are included in the Company’s inventory and reflected as investment securities on the Company’s consolidated statements of financial condition. Fractional shares that have been allocated to clients do not meet the criteria for sale accounting in ASC 860, Transfers and Servicing, and are accounted for as a secured borrowing (repurchase obligation related to shares held by clients) with a corresponding investment in fractional shares. These are reflected in other assets and other liabilities, respectively, on the Company’s consolidated statements of financial condition. The Company has elected the fair value option to measure these financial assets and the corresponding repurchase obligation and determines fair value based on quoted prices in active markets.
Debt Issuance Costs
Debt issuance and amendment costs are capitalized and amortized as additional interest expense over the expected term of the related debt agreement. Debt issuance costs are presented as a direct deduction from the carrying amount of the related debt liability. Costs incurred while obtaining the revolving credit facility are included in other assets in the consolidated statements of financial condition and subsequently amortized ratably over the term of the revolving credit facility, regardless of whether there are any outstanding borrowings on the revolving credit facility.
Leases
Lease assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at the lease commencement date and reflected in other assets and other liabilities, respectively, on the consolidated statements of financial condition. The Company estimates its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. For additional information, see Note 12 - Leases.
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
The Company also accrues for losses at its Captive Insurance Subsidiary for those matters covered by self-insurance. The Captive Insurance Subsidiary records losses and loss reserve liabilities based on actuarially determined estimates of losses incurred, but not yet reported to the Company as well as specific reserves for proceedings and matters that are probable and estimable. The Captive Insurance Subsidiary is funded by payments from the Company’s broker-dealer subsidiary and has cash reserves to cover losses, including $77.4 million in restricted cash at the Captive Insurance Subsidiary. Assessing the probability of a loss occurring and the timing and amount of any loss related to a legal proceeding or regulatory matter is inherently difficult and requires management to make significant judgments. For additional information, see Note 14 - Commitments and Contingencies - “Legal & Regulatory Matters.”
Recently Issued or Adopted Accounting Pronouncements
There are no recently issued accounting pronouncements that would materially impact the Company’s consolidated financial statements and related disclosures. There are no new accounting pronouncements adopted during the year ended December 31, 2021 that materially impacted the Company’s consolidated financial statements and related disclosures.
NOTE 3 - REVENUE
Revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenue is analyzed to determine whether the Company is the principal (i.e., reports revenue on a gross basis) or agent (i.e., reports revenue on a net basis) in the contract. Principal or agent designations depend primarily on the control an entity has

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

over the product or service before control is transferred to a customer. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price.
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on the Company’s corporate RIA advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. The Company provides ongoing investment advice and acts as a custodian, providing brokerage and execution services on transactions, and performs administrative services for these accounts. Advisory fees are primarily billed to clients in advance, on a quarterly basis, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of our client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for estimates of contributions and withdrawals to determine the amount billed, and accordingly, the revenue earned in the following three-month period. Advisory revenue collected on the Company’s corporate advisory platform is proposed by the advisor and agreed to by the client and averaged 1.0% of the underlying assets for the year ended December 31, 2021.
The Company also supports independent registered investment adviser firms through its corporate RIA platform, which allows advisors to engage the Company for technology, clearing and custody services, as well as access to the capabilities of the Company’s investment platforms. The assets held under a RIA’s investment advisory accounts custodied with LPL Financial are included in total advisory assets and net new advisory assets. The advisory revenue generated by a RIA is not included in the Company’s advisory revenue. The Company charges separate fees to RIAs for technology, clearing, administrative, oversight and custody services, which may vary and are included in service and fee revenue in the consolidated statements of income.
Commission
Commission revenue represents sales commissions generated by advisors for their clients’ purchases and sales of securities on exchanges and over-the-counter, as well as purchases of other investment products. The Company views the selling, distribution and marketing, or any combination thereof, of investment products to such clients as a single performance obligation to the product sponsors.
The Company is the principal for commission revenue, as it is responsible for the execution of the clients’ purchases and sales, and maintains relationships with the product sponsors. Advisors assist the Company in performing its obligations. Accordingly, total commission revenue is reported on a gross basis.
The following table presents total commission revenue disaggregated by product category (in thousands):

	Years Ended December 31,
	2021	2020	2019
Commission revenue
Annuities	$1,210,899	$976,357	$1,000,806
Mutual funds	768,168	590,074	589,411
Fixed income	126,543	88,714	102,391
Equities	131,975	126,920	79,446
Other	141,098	124,495	120,353
Total commission revenue	$2,378,683	$1,906,560	$1,892,407

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company generates two types of commission revenue: (1) sales-based commissions that are recognized at the point of sale on the trade date and are based on a percentage of an investment product’s current market value at the time of purchase and (2) trailing commissions that are recognized over time as earned and are generally based on the market value of investment holdings in trail-eligible assets. Sales-based commission revenue, which occurs when clients trade securities or purchase various types of investment products, primarily represents gross commissions generated by the Company’s advisors and can vary from period to period based on the overall economic environment, number of trading days in the reporting period and investment activity of the Company’s advisors’ clients. The Company earns trailing commission revenue primarily on mutual funds and variable annuities held by clients of the Company’s advisors. Trailing commission revenue is recognized over the time the client owns the investment or holds the contract and is generally earned based on a fixed rate applied. The ongoing revenue is not recognized at the time of sale because it is variably constrained due to factors outside the Company’s control including market volatility and the client's investment hold period. The revenue will not be recognized until it is probable that a significant reversal will not occur.
The following table presents sales-based and trailing commission revenue disaggregated by product category (in thousands):

	Years Ended December 31,
	2021	2020	2019
Commission revenue
Sales-based
Annuities	$425,164	$327,412	$380,317
Mutual funds	191,449	145,836	146,695
Fixed income	126,543	88,714	102,391
Equities	131,975	126,920	79,446
Other	98,924	81,882	74,003
Total sales-based revenue	$974,055	$770,764	$782,852
Trailing
Annuities	$785,735	$648,945	$620,489
Mutual funds	576,719	444,238	442,716
Other	42,174	42,613	46,350
Total trailing revenue	$1,404,628	$1,135,796	$1,109,555
Total commission revenue	$2,378,683	$1,906,560	$1,892,407
Asset-Based
Asset-based revenue consists of fees from the Company’s client cash programs, fees from our sponsorship programs with financial product manufacturers, and fees from omnibus processing and networking services (collectively referred to as “recordkeeping”).
Client Cash Revenue
Client cash revenue is earned daily and is generated based on advisors’ clients’ cash balances in insured bank sweep accounts and money market programs based on a rate applied, as a percentage, to the deposits placed. The Company receives fees based on account type and invested balances for administration and recordkeeping. These fees are earned and recognized over time on a net basis as the Company acts as an agent in these arrangements. The performance obligation with the financial institutions that participate in the sweep program is considered a series of distinct services that are substantially the same and are satisfied each day.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Sponsorship Programs
The Company receives fees from certain financial product manufacturers in connection with sponsorship programs that support the Company’s marketing and sales force education and training efforts. Compensation for these performance obligations is either a fixed fee, a percentage of the average annual amount of product sponsor assets held in advisors’ clients’ accounts, a percentage of new sales or a combination of these. As the value of product sponsor assets held in advisors’ clients’ accounts is susceptible to unpredictable market changes, this revenue includes variable consideration and is constrained until the date that the fees are determinable.
Recordkeeping
The Company generates revenue from fees it collects for providing recordkeeping, account maintenance, reporting and other related services to product sponsors. This includes revenue from omnibus processing in which the Company establishes and maintains sub-account records for its clients to reflect the purchase, exchange and redemption of mutual fund shares, and consolidates clients’ trades within a mutual fund. Omnibus processing fees are paid to the Company by the mutual fund product sponsors or their affiliates and are based on the value of mutual fund assets in accounts for which the Company provides omnibus processing services and the number of accounts in which the related mutual fund positions are held. Recordkeeping also includes revenue from networking recordkeeping services. Networking revenue on brokerage assets are correlated to the number of positions or value of assets that the Company administers and are paid by mutual fund and annuity product manufacturers. Recordkeeping revenue is recognized over time as the Company fulfills its performance obligations. As recordkeeping fees are susceptible to unpredictable market changes that influence market value and fund positions, this revenue includes variable consideration and is constrained until the date that the fees are determinable.
The following table sets forth asset-based revenue disaggregated by product category (in thousands):

	Years Ended December 31,
	2021	2020	2019
Asset-based revenue
Client cash	$360,847	$481,388	$652,793
Sponsorship programs	385,791	272,935	251,899
Recordkeeping	401,429	290,194	261,287
Total asset-based revenue	$1,148,067	$1,044,517	$1,165,979
Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, Business Solutions, IRA custodian, and other client account fees. The Company charges separate fees to RIAs for technology, clearing, administrative, oversight and custody services, which may vary. The Company also hosts certain advisor conferences that serve as training, education, sales and marketing events for which the Company collects a fee from sponsors. Service and fee revenue is recognized when the Company satisfies its performance obligations. Recognition varies from point-in-time to over time depending on whether the service is provided once at an identifiable point-in-time or if the service is provided continually over the contract life. Performance obligations for service and fee revenue recognized over time are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. The Company is the principal and recognizes service and fee revenues on a gross basis as it is primarily responsible for delivering the respective services being provided, which is demonstrated by the Company’s ability to control the fee amounts charged to customers.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth service and fee revenue disaggregated by recognition pattern (in thousands):

	Years Ended December 31,
	2021	2020	2019
Service and fee revenue
Point-in-time(1)	$110,459	$85,451	$95,407
Over time(2)	301,302	272,271	262,437
Total service and fee revenue	$411,761	$357,722	$357,844
____________________
(1)Service and fee revenue recognized at a point-in-time includes revenue such as confirmation fees, IRA termination fees, and conference fees.
(2)Service and fee revenue recognized over time includes revenue such as error and omission insurance fees, Business Solutions subscription fees, IRA custodian fees, and technology fees.

Transaction
Transaction revenue includes transaction charges generated by advisory and brokerage accounts from mutual funds, ETF, and fixed income products and is primarily recognized at a point-in-time. Point-in-time transaction revenue includes revenue from clearing and transaction charges and is recognized on a trade-date basis as the performance obligation is satisfied when the underlying financial instrument or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to/from the customer. The Company is the principal and recognizes transaction revenue on a gross basis as it is primarily responsible for delivering the respective services being provided, which is demonstrated by the Company’s ability to control the fee amounts charged to customers.
Interest Income
The Company earns interest income from client margin loans, advisor loans, cash segregated under federal or other regulations and cash equivalents.
Other
Other revenue primarily includes unrealized gains and losses on assets held by the Company for its advisor non-qualified deferred compensation plan and model research portfolios, and other miscellaneous revenue, which is not generated from contracts with customers.
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. The increase in the unearned revenue balance for the year ended December 31, 2021 compared to 2020 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by $94.3 million of revenue recognized that was included in the unearned revenue balance as of December 31, 2020.
The Company receives cash in advance for advisory services to be performed and conferences to be held in future periods. For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes revenue as the conferences are held.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 - ACQUISITIONS
On April 30, 2021, the Company acquired the wealth management business of Waddell & Reed Financial, Inc. for $300.0 million in order to expand its addressable markets and complement organic growth. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. At December 31, 2021, the Company had provisionally allocated $128.6 million of the purchase price to goodwill, $122.7 million to definite-lived intangible assets, $62.3 million to cash acquired, and the remainder to other assets acquired and liabilities assumed as part of the acquisition. The goodwill primarily includes the synergies expected to result from combining operations and onboarding advisors and assets to the Company’s platform and is deductible for tax purposes. The intangible assets are comprised primarily of advisor relationships, which were valued using the income approach, which included using the multi-period excess earnings method, with a weighted average useful life of approximately 9 years. The fair value determination of the advisor relationships required the Company to make significant estimates and assumptions related to future net cash flows and the selection of the discount rate. See Note 9 - Goodwill and Other Intangibles, Net, for additional information.
On October 26, 2020, the Company acquired Blaze Portfolio Systems LLC, a technology company that provides an advisor-facing trading and portfolio rebalancing platform. The Company paid $11.6 million at closing and agreed to a potential contingent payment of up to $4.0 million.
On August 18, 2020, the Company acquired business relationships with advisors from E.K. Riley Investments, LLC (“E.K. Riley”) and Lucia Securities, LLC (“Lucia”), two unrelated broker-dealers and RIAs, for a combined $18.4 million. Both transactions had potential contingent payments.
On August 1, 2019, the Company acquired Allen & Company, and under the transaction structure Allen & Company advisors and staff became employees of the Company. The Company paid approximately $24.9 million at closing and made an additional contingent payment of $10.0 million in February 2020.
The Company incurred $76.4 million of acquisition costs to setup, onboard and integrate the acquired entities during the year ended December 31, 2021.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the years ended December 31, 2021 or 2020.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At December 31, 2021 and 2020, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
Cash Equivalents — The Company’s cash equivalents include money market funds, which are short term in nature with readily determinable values derived from active markets.
Trading Securities and Securities Sold, But Not Yet Purchased — The Company’s trading securities consist of house account model portfolios established and managed for the purpose of benchmarking the performance

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

of its fee-based advisory platforms and temporary positions resulting from the processing of client transactions.
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At December 31, 2021 and 2020, the Company did not adjust prices received from the independent third-party pricing services.
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
Fractional Shares — The Company’s investment in fractional shares held by customers is reflected in other assets while the related purchase obligation for such shares is reflected in other liabilities. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its investment in fractional shares held by customers and the related repurchase obligation. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. At December 31, 2021 and 2020, the Company did not adjust prices received from the independent third-party pricing services.
Accounts Payable and Accrued Liabilities — The Company’s accounts payable and accrued liabilities include contingent consideration liabilities that are measured using Level 3 inputs.
Level 3 Recurring Fair Value Measurements
The Company determines the fair value for its contingent consideration obligations using a scenario-based approach whereby the Company assesses the expected number of future transactions. The contingent payment is estimated by applying a discount rate to the expected payment to calculate the fair value as of the valuation date. The Company evaluates the underlying projections and other related factors used in determining fair value each period and makes updates when there have been significant changes in management’s expectations.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Recurring Fair Value Measurements
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$12,056	$—	$—	$12,056
Investment securities - trading:
Money market funds	123	—	—	123
Mutual funds	19,112	—	—	19,112
Equity securities	440	—	—	440
U.S. treasury obligations	19,599	—	—	19,599
Total investment securities - trading	39,274	—	—	39,274
Other assets:
Deferred compensation plan	499,548	—	—	499,548
Other investments	—	9,166	—	9,166
Fractional shares - investment	114,574	—	—	114,574
Total other assets	614,122	9,166	—	623,288
Total assets at fair value	$665,452	$9,166	$—	$674,618
Liabilities
Accounts payable and accrued liabilities	$—	$—	$3,530	$3,530
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	467	—	—	467
Debt securities	—	105	—	105
Total securities sold, but not yet purchased	467	105	—	572
Fractional shares - repurchase obligation	114,574	—	—	114,574
Total other liabilities	115,041	105	—	115,146
Total liabilities at fair value	$115,041	$105	$3,530	$118,676

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$6,205	$—	$—	$6,205
Investment securities - trading:
Money market funds	125	—	—	125
Mutual funds	9,137	—	—	9,137
Equity securities	492	—	—	492
U.S. treasury obligations	19,498	—	—	19,498
Total investment securities — trading	29,252	—	—	29,252
Other assets:
Deferred compensation plan	371,202	—	—	371,202
Other investments	—	8,953	—	8,953
Fractional shares - investment	72,591	—	—	72,591
Total other assets	443,793	8,953	—	452,746
Total assets at fair value	$479,250	$8,953	$—	$488,203
Liabilities
Accounts payable and accrued liabilities	$—	$—	$3,228	$3,228
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	203	—	—	203
Debt securities	—	3	—	3
Total securities sold, but not yet purchased	203	3	—	206
Fractional shares - repurchase obligation	72,591	—	—	72,591
Total other liabilities	72,794	3	—	72,797
Total liabilities at fair value	$72,794	$3	$3,228	$76,025

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Fair Value of Financial Instruments Not Measured at Fair Value
The following tables summarize the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not measured at fair value (in thousands):

December 31, 2021	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$483,190	$483,190	$—	$—	$483,190
Cash segregated under federal or other regulations	1,496,463	1,496,463	—	—	1,496,463
Restricted cash	80,655	80,655	—	—	80,655
Receivables from clients, net	578,889	—	578,889	—	578,889
Receivables from brokers, dealers and clearing organizations	102,503	—	102,503	—	102,503
Advisor repayable loans, net(1)	191,242	—	—	176,864	176,864
Other receivables, net	581,483	—	581,483	—	581,483
Investment securities - held-to-maturity securities	9,918	—	9,915	—	9,915
Other assets:
Securities borrowed	9,958	—	9,958	—	9,958
Other investments(2)	4,595	—	4,595	—	4,595
Total other assets	14,553	—	14,553	—	14,553
Liabilities
Client payables	$1,712,224	$—	$1,712,224	$—	$1,712,224
Payables to brokers, dealers and clearing organizations	170,119	—	170,119	—	170,119
Corporate debt and other borrowings, net	2,814,044	—	2,885,536	—	2,885,536
____________________
(1)Includes repayable loans and forgivable loans which have converted to repayable upon advisor termination.
(2)Other investments include DTC common shares and Federal Reserve stock.

December 31, 2020	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$802,407	$802,407	$—	$—	$802,407
Cash segregated under federal or other regulations	923,158	923,158	—	—	923,158
Restricted cash	67,264	67,264	—	—	67,264
Receivables from clients, net of allowance	405,106	—	405,106	—	405,106
Receivables from brokers, dealers and clearing organizations	97,245	—	97,245	—	97,245
Advisor repayable loans, net(1)	127,432	—	—	115,898	115,898
Other receivables, net	435,012	—	435,012	—	435,012
Investment securities - held-to-maturity securities	13,235	—	13,394	—	13,394
Other assets:
Securities borrowed	30,130	—	30,130	—	30,130
Other investments(2)	5,799	—	5,799	—	5,799
Total other assets	35,929	—	35,929	—	35,929
Liabilities
Client payables	$1,534,486	$—	$1,534,486	$—	$1,534,486
Payables to brokers, dealers and clearing organizations	89,743	—	89,743	—	89,743
Corporate debt and other borrowings, net	2,345,414	—	2,402,441	—	2,402,441
____________________
(1)Includes repayable loans and forgivable loans which have converted to repayable upon advisor termination.
(2)Other investments include DTC common shares and Federal Reserve stock.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6 - INVESTMENT SECURITIES
The Company’s investment securities include debt and equity securities that the Company has classified as trading securities, which are carried at fair value, as well as investments in U.S. government notes, which are held by The Private Trust Company, N.A. to satisfy minimum capital requirements of the OCC. These securities are recorded at amortized cost and classified as held-to-maturity as the Company has both the intent and ability to hold these investments to maturity.

The following table summarizes investment securities (in thousands):

	December 31,
	2021	2020
Trading securities - at fair value:
Money market funds	$123	$125
Mutual funds	19,112	9,137
Equity securities	440	492
U.S. treasury obligations	19,599	19,498
Total trading securities	$39,274	$29,252
Held-to-maturity securities - at amortized cost:
U.S. government notes	$9,918	$13,235
Total held-to-maturity securities	$9,918	$13,235
Total investment securities	$49,192	$42,487
At December 31, 2021, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	After ten years	Total
U.S. government notes — at amortized cost	$5,013	$4,905	$—	$—	$9,918
U.S. government notes — at fair value	$5,034	$4,881	$—	$—	$9,915
The Company realized gains of $2.0 million, $1.2 million and $54.6 million and losses of $1.0 million, $2.4 million and $54.6 million on trading securities sold during the years ended December 31, 2021, 2020 and 2019, respectively.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7 - RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
Receivables from and payables to brokers, dealers, and clearing organizations were as follows (in thousands):

	December 31,
	2021	2020
Receivables:
Receivables from clearing organizations	80,548	89,838
Receivables from brokers and dealers	4,977	2,550
Securities failed-to-deliver	16,978	4,857
Total receivables	$102,503	$97,245
Payables:
Payables to clearing organizations	$20,112	$19,117
Payables to brokers and dealers	78,080	50,528
Securities failed-to-receive	71,927	20,098
Total payables	$170,119	$89,743
NOTE 8 - PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net were as follows at December 31, 2021 (in thousands):

	Gross Carrying Value	Accumulated Depreciation and Amortization	Net Carrying Value
Internally developed software	$716,179	$(342,408)	$373,771
Computers and software	214,223	(167,573)	46,650
Buildings	107,873	(11,627)	96,246
Leasehold improvements	88,538	(36,988)	51,550
Furniture and equipment	83,356	(65,728)	17,628
Land	4,678	—	4,678
Construction in progress(1)	68,318	—	68,318
Total property and equipment, net	$1,283,165	$(624,324)	$658,841
____________________
(1)    Construction in progress includes internal software in development of $37.7 million at December 31, 2021.
The components of property and equipment, net were as follows at December 31, 2020 (in thousands):

	Gross Carrying Value	Accumulated Depreciation and Amortization	Net Carrying Value
Internally developed software	$418,018	$(241,390)	$176,628
Computers and software	195,800	(151,792)	44,008
Buildings	107,895	(7,753)	100,142
Leasehold improvements	88,135	(31,202)	56,933
Furniture and equipment	83,365	(57,860)	25,505
Land	4,678	—	4,678
Construction in progress(1)	174,974	—	174,974
Total property and equipment, net	$1,072,865	$(489,997)	$582,868
____________________
(1)    Construction in progress includes internal software in development of $161.3 million at December 31, 2020.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Depreciation and amortization was $151.4 million, $109.7 million and $95.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
NOTE 9 - GOODWILL AND OTHER INTANGIBLES, NET
On April 30, 2021, the Company acquired the wealth management business of Waddell & Reed Financial, Inc. for $300.0 million. At December 31, 2021, the Company had provisionally allocated $128.6 million of the purchase price to goodwill, $122.7 million to definite-lived intangible assets, and the remainder to other assets acquired and liabilities assumed as part of the acquisition. The intangible assets are comprised primarily of advisor relationships with a weighted average useful life of approximately 9 years. See Note 4 - Acquisitions, for additional information.
A summary of the activity impacting goodwill is presented below (in thousands):

Balance at December 31, 2019	$1,503,648
Goodwill acquired	10,218
Balance at December 31, 2020	1,513,866
Goodwill acquired	128,577
Balance at December 31, 2021	$1,642,443

The components of other intangibles, net were as follows at December 31, 2021 (thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net:
Advisor and financial institution relationships	5.9	$806,531	$(476,000)	$330,531
Product sponsor relationships	4.1	234,086	(185,255)	48,831
Client relationships	7.2	45,623	(23,379)	22,244
Technology	6.4	19,040	(5,477)	13,563
Trade names	0.3	1,200	(1,160)	40
Total definite-lived intangible assets, net		$1,106,480	$(691,271)	$415,209
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$455,028
The components of other intangibles, net were as follows at December 31, 2020 (thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net:
Advisor and financial institution relationships	5.4	$670,542	$(415,169)	$255,373
Product sponsor relationships	5.1	234,086	(173,345)	60,741
Client relationships	7.9	44,810	(19,237)	25,573
Technology	7.3	19,040	(3,220)	15,820
Trade names	1.3	1,200	(1,040)	160
Total definite-lived intangibles, net		$969,678	$(612,011)	$357,667
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$397,486

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Total amortization of other intangibles was $79.3 million, $67.4 million and $65.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Future amortization is estimated as follows (in thousands):

2022	$83,735
2023	79,566
2024	78,794
2025	70,420
2026	32,164
Thereafter	70,530
Total	$415,209

NOTE 10 - OTHER ASSETS AND OTHER LIABILITIES
The components of other assets and other liabilities were as follows (dollars in thousands):

	December 31,
	2021	2020
Other assets:
Deferred compensation	$499,548	$371,202
Fractional shares - investment(1)	114,574	72,591
Prepaid assets	115,018	100,448
Operating lease assets(2)	95,075	101,921
Debt issuance costs, net	7,303	6,052
Deferred income taxes, net(3)	5,648	24,112
Other	49,822	59,179
Total other assets	$886,988	$735,505

Other liabilities:
Deferred compensation	$499,245	$372,395
Unearned revenue(4)	160,926	95,328
Operating lease liabilities(2)	130,304	139,377
Fractional shares - repurchase obligation(1)	114,574	72,591
Finance lease liabilities(2)	106,067	107,424
Other	7,160	28,351
Total other liabilities	$1,018,276	$815,466
_______________________________
(1)See Note 2 - Summary of Significant Accounting Policies for further information.
(2)See Note 12 - Leases for further information.
(3)See Note 13 - Income Taxes for further information.
(4)See Note 3 - Revenue for further information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 - CORPORATE DEBT AND OTHER BORROWINGS, NET
The Company’s outstanding corporate debt and other borrowings, net were as follows (in thousands):

	December 31, 2021			December 31, 2020
Corporate Debt	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan B(1)	$1,048,600	LIBOR+175 bps	1.85%	$1,059,300	LIBOR+175 bps	1.90%	11/12/2026
2025 Senior Notes(1)	—	Fixed Rate	—%	900,000	Fixed Rate	5.75%	9/15/2025
2027 Senior Notes(1)	400,000	Fixed Rate	4.63%	400,000	Fixed Rate	4.63%	11/15/2027
2029 Senior Notes(1)	900,000	Fixed Rate	4.00%	—	Fixed Rate	—%	3/15/2029
2031 Senior Notes(1)	400,000	Fixed Rate	4.38%	—	Fixed Rate	—%	5/15/2031
Total Corporate Debt	2,748,600			2,359,300
Plus: Unamortized Premium	—			7,083
Less: Unamortized Debt Issuance Cost	(24,556)			(20,969)
Corporate debt, net	$2,724,044			$2,345,414
Other Borrowings
Revolving Credit Facility(2)	55,000	ABR+25 bps	3.50%	—	ABR+25 bps	—%	3/15/2026
Unsecured, Uncommitted Lines of Credit	35,000	Broker Base Rate+75 bps	1.00%	—	Broker Base Rate+75 bps	—%	9/30/2022
Total other borrowings	$90,000			$—
Corporate Debt and Other Borrowings, Net	$2,814,044			$2,345,414
_______________________________
(1)No leverage or interest coverage maintenance covenants.
(2)The alternate base rate (ABR) was the PRIME rate and reflects the interest rate incurred on the senior secured revolving credit facility on the outstanding balances as of December 31, 2021.
The minimum calendar year payments and maturities of the corporate debt and other borrowings as of December 31, 2021 were as follows (in thousands):

2022	$45,700
2023	10,700
2024	10,700
2025	10,700
2026	1,060,800
Thereafter	1,700,000
Total	$2,838,600

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents amounts outstanding and available under the Company’s external lines of credit at December 31, 2021 (in millions):

Description	Borrower	Maturity Date	Outstanding(1)	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	March 2026	$55	$945
Broker-dealer revolving credit facility	LPL Financial LLC	July 2024	$—	$300
Secured, uncommitted lines of credit	LPL Financial LLC	March 2022	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2022	$35	$40
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2022	$—	$50
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
(1)Outstanding balances were repaid in January 2022.
Issuance of 2031 Senior Notes
LPLH raised $400.0 million in aggregate principal amount of 4.375% senior notes on May 18, 2021, which were issued at par (“2031 Senior Notes”). The Company used the proceeds from the issuance to repay borrowings made under the senior secured revolving credit facility related to the acquisition of the wealth management business of Waddell & Reed Financial, Inc. The 2031 Senior Notes are unsecured obligations, governed by an indenture, that will mature on May 15, 2031, and bear interest at the rate of 4.375% per year, with interest payable semi-annually. The Company may redeem all or part of the 2031 Senior Notes at any time prior to May 15, 2026 at 100% of the principal amount redeemed plus any accrued and unpaid interest thereon and a “make-whole” premium (subject to a customary “equity claw” that permits the Company to redeem up to 40% of the aggregate principal amount of the 2031 Senior Notes prior to May 15, 2024 with the proceeds of equity offerings at a redemption price equal to 104.375%, plus accrued and unpaid interest). Thereafter, the Company may redeem all or part of the 2031 Senior Notes at annually declining redemption premiums until May 15, 2029, at and after which date the redemption price will be equal to 100% of the principal amount redeemed plus any accrued and unpaid interest thereon. In connection with the issuance of the 2031 Senior Notes, the Company incurred $3.8 million in costs, which were capitalized as debt issuance costs included in other assets in the consolidated statements of financial condition.
Issuance of 2029 Senior Notes
LPLH raised $900.0 million in aggregate principal amount of 4.00% senior notes on March 15, 2021, which were issued at par (“2029 Senior Notes”). The Company used the proceeds from the issuance of the 2029 Senior Notes, along with existing corporate cash available, to redeem our existing 5.75% senior unsecured notes due in 2025. In connection with this redemption, the Company recognized $24.4 million as a loss on extinguishment of debt on the consolidated statements of income.
The 2029 Senior Notes are unsecured obligations, governed by an indenture, that will mature on March 15, 2029, and bear interest at the rate of 4.00% per year, with interest payable semi-annually. The Company may redeem all or part of the 2029 Senior Notes at any time prior to March 15, 2024 at 100% of the principal amount redeemed plus any accrued and unpaid interest thereon and a “make-whole” premium (subject to a customary “equity claw” that permits the Company to redeem up to 40% of the aggregate principal amount of the 2029 Senior Notes prior to March 15, 2024 with the proceeds of equity offerings at a redemption price equal to 104%, plus accrued and unpaid interest). Thereafter, the Company may redeem all or part of the 2029 Senior Notes at annually declining redemption premiums until March 15, 2026, at and after which date the redemption price will be equal to 100% of the principal amount redeemed plus any accrued and unpaid interest thereon. In connection with the issuance of the 2029 Senior Notes, the Company incurred $9.0 million in costs, which were capitalized as debt issuance costs in the consolidated statements of financial condition.
Credit Agreement
On March 15, 2021, LPLFH and LPLH entered into a fifth amendment agreement (the “Amendment”) to the Company’s amended and restated credit agreement (“Credit Agreement”), which, among other things, increased the size of its senior secured revolving credit facility to $1.0 billion and extended its maturity date. In connection with the execution of the Amendment, the Company incurred $3.2 million in costs, which are capitalized as debt issuance costs in the consolidated statements of financial condition. The Credit Agreement subjects the Company to certain

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

financial and non-financial covenants. As of December 31, 2021, the Company was in compliance with such covenants.
Parent Revolving Credit Facility
Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 125 to 175 basis points over the Eurodollar Rate or 25 to 75 basis points over the base rate, depending on the Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement).
Broker-Dealer Revolving Credit Facility
On July 31, 2019, LPL Financial, the Company’s broker-dealer subsidiary, entered into a committed, unsecured revolving credit facility that matures on July 31, 2024 and allows for a maximum borrowing of up to $300.0 million. Borrowings bear interest at a rate per annum ranging from 112.5 to 137.5 basis points over the Federal Funds Rate or Eurodollar Rate, depending on the Parent Leverage Ratio (each as defined in the broker-dealer credit agreement). The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of December 31, 2021.
Other External Lines of Credit
LPL Financial maintained six uncommitted lines of credit as of December 31, 2021. Two of the lines have unspecified limits, which are primarily dependent on LPL Financial’s ability to provide sufficient collateral. The other four lines have a total limit of $275.0 million, one of which allows for collateralized borrowings while the other three allow for uncollateralized borrowings. There was $35 million outstanding under these lines of credit as of December 31, 2021 and no balances outstanding as of December 31, 2020.
NOTE 12 - LEASES
The Company determines if an arrangement is a lease or contains a lease at inception. The Company has operating and finance leases for corporate offices and equipment with remaining lease terms of 1 to 15 years, some of which include options to extend the lease for up to 20 years. For leases with renewal options, the lease term is extended to reflect renewal options the Company is reasonably certain to exercise.
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
Finance lease assets are included in property and equipment, net in the consolidated statements of financial condition and were $97.1 million and $102.2 million at December 31, 2021 and December 31, 2020, respectively.
The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Operating lease cost	$19,712	$18,757	$17,610
Finance lease cost:
Amortization of right-of-use assets	$5,150	$5,141	$4,786
Interest on lease liabilities	8,360	8,423	8,387
Total finance lease cost	$13,510	$13,564	$13,173

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Supplemental weighted-average information related to leases was as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term (years):
Finance leases	24.6	25.3
Operating leases	6.9	7.9
Weighted-average discount rate:
Finance leases	7.89%	7.82%
Operating leases	6.96%	7.07%
Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
2022	$24,072	$8,802
2023	23,306	8,576
2024	22,471	8,727
2025	22,126	8,879
2026	22,394	9,035
Thereafter	53,068	215,725
Total lease payments	167,437	259,744
Less imputed interest	37,133	153,677
Total	$130,304	$106,067
NOTE 13 - INCOME TAXES
The components of the provision for income taxes were as follows (in thousands):

	December 31,
	2021	2020	2019
Current provision for income taxes:
Federal	$96,389	$137,360	$156,378
State	26,610	39,757	44,192
Total current provision for income taxes	122,999	177,117	200,570
Deferred provision (benefit) for income taxes:
Federal	14,446	(17,991)	(13,971)
State	4,018	(5,693)	(4,644)
Total deferred provision (benefit) for income taxes	18,464	(23,684)	(18,615)
Provision for income taxes	$141,463	$153,433	$181,955

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table reflects a reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rates:

	Years Ended December 31,
	2021	2020	2019
Federal statutory income tax rates	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.1	4.4	4.1
Non-deductible expenses	0.7	0.3	0.4
Share-based compensation	(2.7)	(1.0)	(1.4)
Research and development credits	(0.4)	(0.3)	(0.3)
Other	0.8	0.1	0.7
Effective income tax rates	23.5%	24.5%	24.5%
The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0% primarily as a result of certain state taxes, benefits from share-based compensation, and other permanent differences in tax deductibility of certain expenses. The decrease in the Company’s effective tax rate for the year ended December 31, 2021 was primarily due to an increased benefit from share-based compensation recognized during 2021.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The components of the net deferred income taxes included in the consolidated statements of financial condition were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Accrued liabilities	$148,566	$120,638
Share-based compensation	16,597	15,890
State taxes	5,654	5,537
Operating lease liabilities	35,182	37,632
Finance lease liabilities	28,647	28,519
Provision for credit losses	3,691	2,810
Forgivable loans	17,369	13,158
Other	4,604	4,069
Total deferred tax assets	260,310	228,253
Deferred tax liabilities:
Amortization of other intangibles	(58,833)	(64,907)
Depreciation of property and equipment	(147,659)	(97,612)
Operating lease assets	(25,832)	(27,681)
Unrealized gains and losses	(22,338)	(13,941)
Total deferred tax liabilities	(254,662)	(204,141)
Deferred income taxes, net	$5,648	$24,112
The following table reflects a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, including interest and penalties (in thousands):

	December 31,
	2021	2020	2019
Balance — beginning of year	$54,435	$52,098	$46,287
Increases for tax positions taken during the current year	15,637	8,053	9,314
Reductions as a result of a lapse of the applicable statute of limitations and decreases in prior-year tax positions	(13,058)	(5,716)	(3,503)
Balance — end of year	$57,014	$54,435	$52,098

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At December 31, 2021 and 2020, there were $53.8 million and $48.1 million, respectively, of unrecognized tax benefits that if recognized, would favorably affect the effective income tax rate in any future periods.
The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes within the consolidated statements of financial condition. At December 31, 2021 and 2020, the liability for unrecognized tax benefits included accrued interest of $7.5 million and $7.3 million, respectively, and penalties of $3.9 million and $4.4 million, respectively.
The Company and its subsidiaries file federal and state income tax returns which are subject to routine examinations by the respective taxing authorities. The Company has concluded all federal and state income tax matters for years through 2011. The tax years of 2012 to 2016 and 2018 to 2020 remain open to examination in the federal jurisdiction. The tax years of 2012 to 2020 remain open to examination in the state jurisdictions. In the next 12 months it is reasonably possible that the Company may realize a reduction in unrecognized tax benefits of $9.3 million related to settlements and the statute of limitations expiration in federal and various state jurisdictions.

NOTE 14 - COMMITMENTS AND CONTINGENCIES
Service and Development Contracts
The Company is party to certain long-term contracts for systems and services that enable back office trade processing and clearing for its product and service offerings.
Future minimum payments under service, development and agency contracts, and other contractual obligations with initial terms greater than one year were as follows at December 31, 2021 (in thousands):

2022	$75,452
2023	56,427
2024	31,718
2025	10,780
2026	167
Thereafter	161
Total	$174,705
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded loan commitments at December 31, 2021 or December 31, 2020.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Legal and Regulatory Matters
The Company is subject to extensive regulation and supervision by U.S. federal and state agencies and various self-regulatory organizations. The Company and its advisors periodically engage with such agencies and organizations, in the context of examinations or otherwise, to respond to inquiries, informational requests and investigations. From time to time, such engagements result in regulatory complaints or other matters, the resolution of which has in the past and may in the future include fines, customer restitution and other remediation. Assessing the probability of a loss occurring and the timing and amount of any loss related to a legal proceeding or regulatory matter is inherently difficult. While the Company exercises significant and complex judgments to make certain estimates presented in its consolidated financial statements, there are particular uncertainties and complexities involved when assessing the potential outcomes of legal proceedings and regulatory matters. The Company’s assessment process considers a variety of factors and assumptions, which may include: the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts; or the potential opportunities for settlement and the status of any settlement discussions. The Company monitors these factors and assumptions for new developments and re-assesses the likelihood that a loss will occur and the estimated range or amount of loss, if those amounts can be reasonably determined. The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated.
Third-Party Insurance
The Company maintains third-party insurance coverage for certain potential legal proceedings, including those involving certain client claims. With respect to such client claims, the estimated losses on many of the pending matters are less than the applicable deductibles of the insurance policies.
Self-Insurance
The Company has self-insurance for certain potential liabilities through the Captive Insurance Subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and actuarial assumptions and estimates. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends, so there are particular complexities and uncertainties involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured. As of December 31, 2021 and 2020, these self-insurance liabilities were $67.2 million and $51.5 million, respectively, and are included in accounts payable and accrued liabilities in the consolidated statements of financial condition. The increase in self-insurance liabilities during the year ended December 31, 2021 was driven by $34.8 million of additional reserves for claims that had been incurred but not reported, which were partially offset by $19.1 million of payments made during the period. Self-insurance related charges are included in other expense in the consolidated statements of income for the years ended December 31, 2021, 2020 and 2019.
Other Commitments
As of December 31, 2021, the Company had approximately $527.6 million of client margin loans that were collateralized with securities having a fair value of approximately $738.6 million that LPL Financial can repledge, loan or sell. Of these securities, approximately $81.0 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of December 31, 2021, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $657.6 million of client collateral.
Investment securities on the consolidated statements of financial condition include $4.6 million and $4.5 million of trading securities pledged to the Options Clearing Corporation at December 31, 2021 and 2020, respectively, and $15.0 million of trading securities pledged to the National Securities Clearing Corporation at December 31, 2021 and 2020.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s Board of Directors as well as certain limits under the Credit Agreement and Indentures. Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2021		2020		2019
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$20.0	$0.25	$19.7	$0.25	$21.1
Second quarter	$0.25	$20.0	$0.25	$19.7	$0.25	$20.8
Third quarter	$0.25	$20.1	$0.25	$19.8	$0.25	$20.5
Fourth quarter	$0.25	$20.0	$0.25	$19.8	$0.25	$20.2
Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the consolidated statements of financial condition.
On November 13, 2018, the Board of Directors authorized an increase to the Company’s existing share repurchase program, enabling the Company to repurchase its issued and outstanding common stock from time to time. The Company suspended share repurchases in early 2020 in light of the business and financial uncertainties created by the COVID-19 pandemic. The Company resumed share repurchases in the third quarter of 2021 and during the year ended December 31, 2021 had repurchased 579,771 shares of common stock at a weighted-average price of $155.25 for a total of $90.0 million. As of December 31, 2021, the Company had $259.8 million remaining under the existing share repurchase program. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement, the indentures, and the Company’s general working capital needs.
NOTE 16 - SHARE-BASED COMPENSATION, EMPLOYEE INCENTIVES AND BENEFIT PLANS
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
There were 17,754,197 shares authorized for grant under the 2021 Plan and 14,787,930 shares remaining available for future issuance at December 31, 2021.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock Options and Warrants
The Company did not grant stock options or warrants during the years ended December 31, 2021 or December 31, 2020. The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of its employee and officer stock options that have been granted:

Year Ended December 31,
2019
Expected life (in years)	5.43
Expected stock price volatility	35.80%
Expected dividend yield	1.49%
Risk-free interest rate	2.47%
Fair value of options	$24.41
The following table summarizes the Company’s stock option and warrant activity as of and for the year ended December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2020	2,000,383	$45.57
Granted	—	$—
Exercised	(764,979)	$44.96
Forfeited and Expired	(30,984)	$57.58
Outstanding — December 31, 2021	1,204,420	$45.65	4.80	$137,830
Exercisable — December 31, 2021	1,114,281	$43.07	4.61	$130,388
Exercisable and expected to vest — December 31, 2021	1,203,705	$45.63	4.80	$137,771
The following table summarizes information about outstanding stock options and warrants as of December 31, 2021:

	Outstanding			Exercisable
Range of Exercise Prices	Total Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	305,650	4.14	$19.85	305,650	$19.85
$25.01 - $35.00	137,384	0.88	$29.38	137,384	$29.38
$35.01 - $45.00	249,596	5.20	$39.48	249,596	$39.48
$45.01 - $65.00	81,565	2.79	$48.88	81,565	$48.88
$65.01 - $75.00	192,415	6.14	$65.50	192,415	$65.50
$75.01 - $80.00	237,810	7.12	$77.53	147,671	$77.53
	1,204,420	4.80	$45.65	1,114,281	$43.07
The Company recognized share-based compensation related to the vesting of stock options awarded to employees and officers of $2.6 million, $4.4 million and $9.8 million during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, total unrecognized compensation cost related to non-vested stock options granted to employees and officers was $0.2 million, which is expected to be recognized over a weighted-average period of 0.17 years.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, for the year ended December 31, 2021:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2020	5,560	$64.74	904,445		$78.62
Granted	1,593	$156.54	499,227		$143.92
Vested	(6,102)	$72.89	(404,862)		$80.47
Forfeited	—	$—	(82,903)		$109.47
Outstanding — December 31, 2021	1,051	$156.54	915,907	(1)	$110.61
Expected to vest — December 31, 2021	1,051	$156.54	805,492		$114.94
____________________
(1)    Includes 72,442 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $37.2 million, $25.1 million and $18.2 million of share-based compensation related to the vesting of these restricted stock awards and stock units during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, total unrecognized compensation cost for restricted stock awards and stock units was $51.4 million, which is expected to be recognized over a weighted-average remaining period of 1.92 years.
The Company also grants restricted stock units to its advisors and to financial institutions. The Company recognized share-based compensation of $2.3 million, $2.3 million and $3.0 million related to the vesting of these awards during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $5.0 million, which is expected to be recognized over a weighted-average remaining period of 2.15 years.
Employee Incentives and Benefit Plans
The Company participates in a 401(k) defined contribution plan sponsored by LPL Financial. All employees meeting minimum age and length of service requirements are eligible to participate. The Company has an employer matching program whereby employer contributions are made to the 401(k) plan, and employees are eligible for matching contributions after completing six months of service. For eligible employees, the Company matches up to 75% of the first 8% of an employee’s designated deferral of their eligible compensation. The Company’s total cost related to the 401(k) plan was $20.9 million, $18.8 million and $16.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, which is classified as compensation and benefits expense in the consolidated statements of income.
The Company established its Employee Stock Purchase Plan (the “ESPP”) as a benefit to enable eligible employees to purchase common stock of LPLFH at a discount from the market price through payroll deductions, subject to limitations. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $2.0 million, $2.2 million and $1.8 million of share-based compensation related to the ESPP during the years ended December 31, 2021, 2020 and 2019, respectively. The Company’s 2012 Employee Stock Purchase Plan was replaced by its 2021 Employee Stock Purchase Plan in May 2021.
The Company maintains a non-qualified deferred compensation plan for the purpose of attracting and retaining advisors who operate, for tax purposes, as independent contractors, by providing an opportunity for participating advisors to defer receipt of a portion of their gross commissions generated primarily from commissions earned on the sale of various products. The deferred compensation plan has been fully funded to date by participant contributions. Plan assets are invested in mutual funds, which are held by the Company in a Rabbi Trust. The liability for benefits accrued under the non-qualified deferred compensation plan totaled $499.2 million and $372.4

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

million at December 31, 2021 and 2020, respectively, which is included in other liabilities in the consolidated statements of financial condition. The cash value of the related trust assets was $482.5 million and $361.1 million at December 31, 2021 and 2020, respectively, which is measured at fair value and included in other assets in the consolidated statements of financial condition.
Certain employees of the Company participate in a non-qualified deferred compensation plan that permits participants to defer portions of their compensation and may receive a return based on the allocation of notional investments offered under the plan. Plan assets are held by the Company in a Rabbi Trust and accounted for in the manner described above. As of December 31, 2021, the Company has recorded assets of $17.1 million and liabilities of $17.1 million, which are included in other assets and other liabilities, respectively, in the consolidated statements of financial condition. As of December 31, 2020 , the Company had recorded assets of $10.1 million and liabilities of $10.1 million.
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

	Years Ended December 31,
	2021	2020	2019
Net income	$459,866	$472,640	$559,880

Basic weighted-average number of shares outstanding	80,002	79,244	82,552
Dilutive common share equivalents	1,740	1,458	2,072
Diluted weighted-average number of shares outstanding	81,742	80,702	84,624

Basic earnings per share	$5.75	$5.96	$6.78
Diluted earnings per share	$5.63	$5.86	$6.62
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the years ended December 31, 2021, 2020 and 2019, stock options, warrants and stock units representing common share equivalents of 684 shares, 376,598 shares and 407,059 shares, respectively, were anti-dilutive.
NOTE 18 - NET CAPITAL AND REGULATORY REQUIREMENTS
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also provide that the broker-dealer’s capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and, as of December 31, 2021, had net capital of $87.5 million, which was $73.2 million in excess of its minimum net capital requirement of $14.3 million.
In April 2021, the Company acquired the Waddell & Reed broker-dealer. The Waddell & Reed broker-dealer was required to maintain net capital of $250,000, which represents the greater of 2% of its aggregate debits or the minimum net capital requirement of $250,000. In December 2021 the SEC and FINRA approved the Form BDW

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

filed by the Waddell & Reed broker-dealer, which terminated registration with FINRA, all other self-regulatory organizations, the SEC and all jurisdictions.
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
As of December 31, 2021 and 2020, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK AND CONCENTRATIONS OF CREDIT RISK
LPL Financial may offer repayable loans to recruit or support the transition of an advisor to its platform. LPL Financial also offers forgivable loans for similar purposes that may convert to repayable loans upon advisor termination. LPL Financial may incur losses if advisors do not fulfill their obligations with respect to these loans. To mitigate this risk, LPL Financial monitors the performance and creditworthiness of the advisor prior to offering repayable loans.
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
NOTE 20 - SUBSEQUENT EVENTS
On February 3, 2022, the Company announced that the Board of Directors declared a cash dividend of $0.25 per share on the Company’s outstanding common stock to be paid on March 29, 2022 to all stockholders of record on March 15, 2022.

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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2021, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2021 was effective.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
LPL Financial Holdings Inc.
San Diego, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of LPL Financial Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 22, 2022, expressed an unqualified opinion on those financial statements.
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
February 22, 2022

Item 9B.  Other Information
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Other than the information relating to our executive officers provided in Part I of this Annual Report on Form 10-K, the information required to be furnished pursuant to this item is incorporated by reference to the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year end to which this report relates.
Items 11, 12, 13 and 14.
The information required by Items 11, 12, 13 and 14 is incorporated by reference to the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year end to which this report relates.

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

4.4	Description of Registrant’s Securities (incorporated by reference to the Form 10-K filed on February 21, 2020 File No. 001-34963).
10.1	Form of Indemnification Agreement (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010, File No. 333-167325).
10.2	LPL Investment Holdings Inc. 2010 Omnibus Equity Incentive Plan (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed on July 9, 2010, File No. 333-167325).

Exhibit No.	Description of Exhibit
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

10.5
Form of Employee Stock Option Award granted under the LPL Financial Holdings Inc. 2010 Omnibus Equity Incentive Plan (incorporated by reference to the Form 10-K filed on February 26, 2014, File No. 001-34963).

10.6	Amended and Restated LPL Financial Holdings Inc. 2010 Omnibus Equity Incentive Plan (incorporated by reference to the Form 8-K filed on May 15, 2015, File No. 001-34963).
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

10.9
Form of Employee Performance Stock Unit Award granted under the LPL Financial Holdings Inc. Amended and Restated 2010 Omnibus Equity Incentive Plan (incorporated by reference to the Form 10-K filed on February 24, 2017, File No. 001-34963).

10.10
LPL Financial Holdings Inc. 2012 Employee Stock Purchase Plan, as amended and restated, effective as of October 29, 2019 (incorporated by reference to the Form 10-K filed on February 23, 2021, File No. 001-34963).

10.11	LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to the Form 8-K filed on May 5, 2021, File No. 001-34963).
10.12	LPL Financial Holdings Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to the Form 8-K filed on May 5, 2021, File No. 001-34963).
10.13
Form of Employee Restricted Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to the Form 10-Q filed on August 3, 2021, File No. 001-34963).

10.14
Form of Employee Performance Stock Unit Award granted under the LPL Financial Holdings Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to the Form 10-Q filed on August 3, 2021, File No. 001-34963).

10.15	LPL Financial Holdings Inc. Non-Employee Director Compensation Policy (incorporated by reference to the Form 10-K filed on February 21, 2020 File No. 001-34963).
10.16	LPL Financial Holdings Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to the Form 10-K filed on February 25, 2016, File No. 001-34963).
10.17	LPL Financial Holdings Inc. Non-Employee Director Deferred Compensation Plan, as amended May 5, 2021.*
10.18	LPL Financial Holdings Inc. Non-Employee Director Compensation Policy, as amended May 5, 2021.*
10.19	LPL Financial LLC Executive Severance Plan, amended and restated as of February 23, 2017 (incorporated by reference to the Form 10-K filed on February 24, 2017, File No. 001-34963).
10.20	Leave Letter Agreement between LPL Financial LLC and Scott Seese, dated February 25, 2021 (incorporated by reference to the Form 10-Q filed on November 2, 2021, File No. 001-34963).
10.21
Credit Agreement, dated as of March 29, 2012, by and among LPL Investment Holdings Inc., LPL Holdings, Inc., the several lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent Collateral Agent, Letter of Credit Issuer, and Swingline Lender (incorporated by reference to the Form 8-K filed on April 2, 2012, File No. 001-34963).

Exhibit No.	Description of Exhibit
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

10.28
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

10.29
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

10.30
Fifth Amendment, dated March 15, 2021, among LPL Financial Holdings Inc., LPL Holdings, Inc., certain subsidiaries of the Company, as Subsidiary Guarantors (as defined therein), the Incremental Revolving Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, letter of credit issuer and swingline lender, and the lenders and parties party thereto from time to time (incorporated by reference to the Form 8-K filed on March 15, 2021, File No. 001-34963).

10.31
BETA Services First Amended and Restated Master Subscription Agreement, dated as of January 29, 2021, between LPL Financial LLC and Refinitiv US LLC (incorporated by reference to the Form 10-Q filed on May 4, 2021, File No. 001-34963).†

21.1	List of Subsidiaries of LPL Financial Holdings Inc.*
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit No.	Description of Exhibit
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
101.LAB	Inline XBRL Taxonomy Extension Label*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to 17 C.F.R. §§230.406 and 230.83, the confidential portions of this exhibit have been omitted and are marked accordingly.

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LPL Financial Holdings Inc.

By:	/s/ Dan H. Arnold
Dan H. Arnold
President and Chief Executive Officer
Dated: February 22, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan H. Arnold
Dan H. Arnold	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 22, 2022

/s/ Matthew J. Audette
Matthew J. Audette	Chief Financial Officer (Principal Financial Officer)	February 22, 2022

/s/ Brent B. Simonich
Brent B. Simonich	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2022

/s/ Edward Bernard
Edward Bernard	Director	February 22, 2022

/s/ Paulett Eberhart
Paulett Eberhart	Director	February 22, 2022

/s/ William F. Glavin Jr.
William F. Glavin Jr.	Director	February 22, 2022

/s/ Allison Mnookin
Allison Mnookin	Director	February 22, 2022

/s/ Anne M. Mulcahy
Anne M. Mulcahy	Director	February 22, 2022

/s/ James S. Putnam
James S. Putnam	Director	February 22, 2022

/s/ Richard P. Schifter
Richard P. Schifter	Director	February 22, 2022

/s/ Corey E. Thomas
Corey E. Thomas	Director	February 22, 2022