Form 10-Q
period 2022-03-31
LPL Financial Holdings Inc.
filed 2022-05-03
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-34963
LPL Financial Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3717839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4707 Executive Drive,	San Diego,	California	92121
(Address of Principal Executive Offices) (Zip Code)

(800)	877-7210
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock - $0.001 par value per share	LPLA	The Nasdaq Global Select Market
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
☐ Yes   ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of April 28, 2022 was 79,964,708.

i

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (“Exchange Act”), with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public on the SEC’s website at sec.gov.
We post the following filings to our website at lpl.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Copies of all such filings are available free of charge by request via email (investor.relations@lpl.com), telephone ((617) 897-4574) or mail (LPL Financial Investor Relations at 75 State Street, 22nd Floor, Boston, MA 02109). The information contained or incorporated on our website is not a part of this Quarterly Report on Form 10-Q.
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q regarding:
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

These forward-looking statements are based on the Company’s historical performance and its plans, estimates and expectations as of May 3, 2022. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive and other factors, which may cause actual financial or operating results, levels of activity or the timing of events to be materially different from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:
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
•the effects of the COVID-19 pandemic, including efforts to contain it; and
•the other factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s 2021 Annual Report on Form 10-K, as may be amended or updated in the Company’s Quarterly Reports on Form 10-Q.

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
Corporate Cash: A component of cash and equivalents which includes the sum of cash and equivalents from the following: (1) cash and equivalents held at LPL Holdings, Inc., (2) cash and equivalents held at regulated subsidiaries as defined by the Company’s Credit Agreement (as defined below), which includes LPL Financial LLC and The Private Trust Company N.A., in excess of the capital requirements of the Company’s Credit Agreement (as defined below), which, in the case of LPL Financial LLC, is net capital in excess of 10% of its aggregate debits, or five times the net capital required in accordance with the Uniform Net Capital Rule (as defined below), and (3) cash and equivalents held at non-regulated subsidiaries.
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
NFA: The National Futures Association.
OCC: The Office of the Comptroller of the Currency.
RIA: Registered investment advisor.
Uniform Net Capital Rule: Refers to Rule 15c3-1 under the Securities Exchange Act of 1934, which specifies minimum capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers.

PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
LPL serves the advisor-mediated advice marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm, and a top custodian. We support over 20,000 financial advisors, including advisors at approximately 800 institution-based investment programs and at approximately 500 registered investment advisor (“RIA”) firms nationwide, providing the front-, middle- and back-office support our clients need to serve the large and growing market for comprehensive financial advice from an advisor. We offer a customizable platform of integrated technology, brokerage and advisory platforms, digital capabilities, clearing and compliance services, business services, planning and advice services and strategic growth resources to help our clients run their perfect practices.
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
We believe that we are the only company that offers the unique combination of an integrated technology platform, comprehensive self-clearing services, and access to a wide range of curated non-proprietary products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting and market-making.

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

Executive Summary
Financial Highlights
Results for the first quarter of 2022 included net income of $133.7 million, or $1.64 per diluted share, which compares to $129.6 million, or $1.59 per diluted share, for the first quarter of 2021.
Asset Growth Trends
Total advisory and brokerage assets served were $1.2 trillion at March 31, 2022, up 21% from $958.3 billion at March 31, 2021. Total net new assets were $17.6 billion for the three months ended March 31, 2022, compared to $28.9 billion for the same period in 2021.
Net new advisory assets were $17.4 billion for the three months ended March 31, 2022, compared to $22.7 billion for the same period in 2021. Advisory assets were $624.3 billion, or 54% of total advisory and brokerage assets served, at March 31, 2022, up 26% from $496.7 billion at March 31, 2021.
Net new brokerage assets were $0.2 billion for the three months ended March 31, 2022, compared to $6.2 billion for the same period in 2021. Brokerage assets were $538.8 billion at March 31, 2022, up 17% from $461.6 billion at March 31, 2021.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, was $669.0 million for the three months ended March 31, 2022, and increased 15% from $579.4 million for the three months ended March 31, 2021. See the “Key Performance Metrics” section for additional information on gross profit.
Common Stock Dividends and Share Repurchases
During the three months ended March 31, 2022, we paid shareholders cash dividends of $20.0 million and repurchased 292,163 of our outstanding shares for a total of $50.0 million.
COVID-19 Response
In response to the COVID-19 pandemic, we have taken measures to protect the health and safety of our employees, as well as the stability and continuity of our operations. For example, we have equipped and enabled a substantial majority of employees to work remotely, enhanced cleaning protocols throughout our corporate offices, and worked closely with our vendors to maintain service continuity throughout the market volatility and increased operational volumes that have occurred from time to time during the pandemic. We also made extra support available to our advisors by extending service hours and providing additional resources to enable them to deliver differentiated services to their clients. Please consult Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K for more information about the risks associated with COVID-19.

Key Performance Metrics
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
Operating Metrics (dollars in billions)(1)	2022	2021	2021
Advisory and Brokerage Assets
Advisory assets(2)(3)	$624.3	$643.2	$496.7
Brokerage assets(2)(4)	538.8	563.2	461.6
Total Advisory and Brokerage Assets(2)	$1,163.1	$1,206.4	$958.3
Advisory assets as a % of total Advisory and Brokerage Assets	53.7%	53.3%	51.8%

Net New Assets
Net new advisory assets(5)	$17.4	$24.2	$22.7
Net new brokerage assets(6)	0.2	2.0	6.2
Total Net New Assets	$17.6	$26.2	$28.9

Advisory net new assets annualized growth(7)	10.8%	16.3%	19.7%
Total net new assets annualized growth(7)	5.8%	9.2%	12.8%

Client Cash Balances(2)
Insured cash account	$32.6	$30.0	$37.4
Deposit cash account	9.4	9.3	7.9
Total Bank Sweep Balances	42.0	39.3	45.3
Money market account	18.2	16.1	1.3
Purchased money market funds	1.6	1.9	1.6
Total Money Market Balances	19.8	18.0	3.0
Total Client Cash Balances	$61.8	$57.3	$48.3
Client Cash Balances as a % of Total Assets	5.3%	4.7%	5.0%

Net buy (sell) activity(8)	$11.0	$16.0	$17.4

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
Business and Financial Metrics (dollars in millions)	2022	2021	2021
Advisors - period end	20,091	19,876	17,672
Average total assets per advisor(9)	$57.9	$60.7	$54.2
Employees - period end	6,051	5,919	4,815

Share repurchases	$50.0	$50.0	$—
Dividends	$20.0	$20.0	$20.0
Leverage ratio(10)	2.16	2.26	2.11

	Three Months Ended March 31,
Financial Metrics (dollars in millions, except per share data)	2022	2021
Total revenue	$2,065.7	$1,707.6
Net income	$133.7	$129.6
Earnings per share (“EPS”), diluted	$1.64	$1.59
Non-GAAP Financial Metrics (dollars in millions, except per share data)
EPS prior to amortization of intangible assets and acquisition costs(11)	$1.95	$1.77
Gross profit(12)	$669.0	$579.4
EBITDA(13)	$267.2	$243.1
EBITDA as a % of Gross profit	39.9%	42.0%
Core G&A(14)	$280.9	$236.3
_______________________________
(1)Totals may not foot due to rounding.
(2)Advisory and brokerage assets consist of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Client cash balances are also included in total advisory and brokerage assets.
(3)Advisory assets consist of total advisory assets under custody at the Company’s broker-dealer subsidiary, LPL Financial LLC (“LPL Financial”), and Waddell & Reed, LLC. As of March 31, 2022, there were no advisory assets under custody at Waddell & Reed, LLC. Please consult the “Results of Operations” section for a tabular presentation of advisory assets.
(4)Brokerage assets consist of total brokerage assets under custody at the Company’s broker-dealer subsidiary, LPL Financial, and Waddell & Reed, LLC. As of March 31, 2022, there were no brokerage assets under custody at Waddell & Reed, LLC. Please consult the “Results of Operations” section for a tabular presentation of brokerage assets.
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
(7)Calculated as annualized current period net new assets divided by preceding period assets in their respective categories of advisory assets or total advisory and brokerage assets.
(8)Represents the amount of securities purchased less the amount of securities sold in client accounts custodied with LPL Financial. Reported activity does not include any other cash activity, such as deposits, withdrawals, dividends received or fees paid.
(9)Calculated based on the end-of-period total advisory and brokerage assets divided by the end-of-period advisor count.

(10)The leverage ratio is a financial metric from our Credit Agreement and is calculated by dividing Credit Agreement net debt, which equals consolidated total debt less Corporate Cash, by Credit Agreement EBITDA. Credit Agreement EBITDA, a non-GAAP measure, is defined by the Credit Agreement as “Consolidated EBITDA,” which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles, and is further adjusted to exclude certain non-cash charges and other adjustments (including unusual or non-recurring charges) and gains, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions. Please consult the “Debt and Related Covenants” section for more information. Below is a reconciliation of corporate debt and other borrowings to Credit Agreement net debt as of the dates below and net income to EBITDA and Credit Agreement EBITDA for the trailing twelve month periods presented below (in millions):

	March 31,	December 31,	March 31,
Credit Agreement Net Debt Reconciliation	2022	2021	2021
Corporate debt and other borrowings	$2,745.9	$2,838.6	$2,356.6
Corporate cash(15)	(270.2)	(237.0)	(340.3)
Credit Agreement Net Debt(†)	$2,475.8	$2,601.6	$2,016.4

	March 31,	December 31,	March 31,
EBITDA and Credit Agreement EBITDA Reconciliation	2022	2021	2021
Net income	$464.0	$459.9	$446.6
Interest expense on borrowings	106.6	104.4	101.5
Provision for income taxes	145.6	141.5	137.0
Depreciation and amortization	161.4	151.4	118.6
Amortization of other intangibles	83.0	79.3	68.2
EBITDA(†)	$960.5	$936.4	$871.9
Credit Agreement Adjustments:
Acquisition costs and other	$101.2	$92.1	$21.8
Employee share-based compensation expense	43.2	41.8	34.4
M&A accretion(16)	40.4	53.6	—
Advisor share-based compensation expense	2.3	2.3	2.3
Loss on extinguishment of debt	—	24.4	24.4
Credit Agreement EBITDA(†)	$1,147.7	$1,150.7	$954.8

	March 31,	December 31,	March 31,
	2022	2021	2021
Leverage Ratio	2.16	2.26	2.11
_______________________________
(†)    Totals may not foot due to rounding.
(11)EPS prior to amortization of intangible assets and acquisition costs is a non-GAAP financial measure defined as adjusted net income, a non-GAAP financial measure defined as net income plus the after-tax impact of amortization of other intangibles and acquisition costs, divided by the weighted average number of diluted shares outstanding for the applicable period. The Company presents adjusted net income and EPS prior to amortization of intangible assets and acquisition costs because management believes that these metrics can provide investors with useful insight into the Company’s core operating performance by excluding non-cash items and acquisition costs that management does not believe impact the Company’s ongoing operations. Adjusted net income and EPS prior to amortization of intangible assets and acquisition costs are not measures of the Company's financial performance under GAAP and should not be considered as alternatives to net income, earnings per diluted share or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income and earnings per diluted share to adjusted net income and EPS prior to amortization of intangible assets and acquisition costs for the periods presented (in millions, except per share data):

	Three Months Ended March 31,
	2022		2021
Adjusted net income / EPS prior to amortization of intangible assets and acquisition costs Reconciliation	Amount	Per Share	Amount	Per Share
Net income / earnings per diluted share	$133.7	$1.64	$129.6	$1.59
Amortization of other intangibles	21.2	0.26	17.4	0.21
Acquisition costs(17)	13.3	0.16	2.4	0.03
Tax benefit	(9.1)	(0.11)	(5.3)	(0.06)
Adjusted net income / EPS prior to amortization of intangible assets and acquisition costs(†)	$159.2	$1.95	$144.1	$1.77
Weighted-average shares outstanding, diluted	81.6		81.6
_______________________________
(†)    Totals may not foot due to rounding.

(12)Gross profit is a non-GAAP financial measure defined as total revenue less advisory and commission expense and brokerage, clearing and exchange expense. All other expense categories, including depreciation and amortization of property and equipment and amortization of other intangibles, are considered by management to be general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP financial measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can provide investors with useful insight into our core operating performance before indirect costs that are general and administrative in nature. Below is a reconciliation of gross profit for the periods presented (in millions):

	Three Months Ended March 31,
Gross Profit Reconciliation	2022	2021
Total revenue	$2,065.7	$1,707.6
Advisory and commission expense	1,374.1	1,108.9
Brokerage, clearing and exchange expense	22.6	19.4
Gross Profit(†)	$669.0	$579.4
_______________________________
(†)    Totals may not foot due to rounding.
(13)EBITDA is a non-GAAP financial measure defined as net income plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles. The Company presents EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA is not a measure of the Company's financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. Below is a reconciliation of EBITDA for the periods presented (in millions):

	Three Months Ended March 31,
EBITDA Reconciliation	2022	2021
Net income	$133.7	$129.6
Interest expense on borrowings	27.2	25.1
Provision for income taxes	39.6	35.5
Depreciation and amortization	45.5	35.5
Amortization of other intangibles	21.2	17.4
EBITDA	$267.2	$243.1

(14)Core G&A is a non-GAAP financial measure defined as total expense less the following expenses: advisory and commission; depreciation and amortization; interest expense on borrowings; brokerage, clearing and exchange; amortization of other intangibles; loss on extinguishment of debt; promotional; acquisition costs; employee share-based compensation; and regulatory charges. Management presents Core G&A because it believes Core G&A reflects the corporate expense categories over which management can generally exercise a measure of control, compared with expense items over which management either cannot exercise control, such as advisory and commission expense, or which management views as promotional expense necessary to support advisor growth and retention, including conferences and transition assistance. Core G&A is not a measure of the Company’s total expense as calculated in accordance with GAAP. Below is a reconciliation of Core G&A for the periods presented (in millions):

	Three Months Ended March 31,
Core G&A Reconciliation	2022	2021
Total expense	$1,892.3	$1,542.5
Advisory and commission	1,374.1	1,108.9
Depreciation and amortization	45.5	35.5
Interest expense on borrowings	27.2	25.1
Brokerage, clearing and exchange	22.6	19.4
Amortization of other intangibles	21.2	17.4
Loss on extinguishment of debt	—	24.4
Total G&A	401.7	311.8
Promotional (ongoing)(17)(18)	87.4	54.2
Acquisition costs(17)	13.3	2.4
Employee share-based compensation	12.8	11.4
Regulatory charges	7.3	7.6
Core G&A(†)	$280.9	$236.3
_______________________________
(†)    Totals may not foot due to rounding.

(15)See the “Liquidity and Capital Resources” section for additional information about Corporate Cash.
(16)M&A accretion is an adjustment to reflect the annualized expected run rate EBITDA of an acquisition as permitted by the Credit Agreement for up to eight fiscal quarters following the close of the transaction.
(17)Acquisition costs include the costs to setup, onboard and integrate acquired entities. Acquisition costs incurred during the three months ended March 31, 2022 were driven primarily by $5.7 million of compensation and benefits expense, $5.6 million of professional services expense and $1.9 million of promotional expense. Acquisition costs incurred during the three months ended March 31, 2021 were driven primarily by $1.7 million of compensation and benefits expense and $0.6 million of professional services expense.
(18)Promotional (ongoing) for the three months ended March 31, 2022 includes $2.3 million of support costs related to full-time employees that are classified within compensation and benefits expense in the condensed consolidated statements of income and excludes $1.9 million of expenses incurred as a result of acquisitions, which are included in the Acquisition costs line item.

Legal and Regulatory Matters
The financial services industry is subject to extensive regulation by U.S. federal, state, and international government agencies as well as various self-regulatory organizations. We seek to participate in the development of significant rules and regulations that govern our industry. We have been investing in our compliance functions to monitor our adherence to the numerous legal and regulatory requirements applicable to our business. Compliance with all applicable laws and regulations involves a significant investment in time and resources. Any new laws or regulations applicable to our business, any changes to existing laws or regulations, or any changes to the interpretations or enforcement of those laws or regulations may affect our operations and/or financial condition.
As a regulated entity, we are subject to regulatory oversight and inquiries related to, among other items, our compliance and supervisory systems and procedures and other controls, as well as our disclosures, supervision and reporting. We review these items in the ordinary course of business in our effort to adhere to legal and regulatory requirements applicable to our operations. Nevertheless, additional regulation and enhanced regulatory enforcement has resulted, and may result in the future, in additional operational and compliance costs, as well as increased costs in the form of penalties and fines, investigatory and settlement costs, customer restitution and remediation related to regulatory matters. In the ordinary course of business, we periodically identify or become aware of purported inadequacies, deficiencies and other issues. It is our policy to evaluate these matters for potential legal or regulatory violations and other potential compliance issues. It is also our policy to self-report known violations and issues as required by applicable law and regulation. When deemed probable that matters may result in financial losses, we accrue for those losses based on an estimate of possible fines, customer restitution and losses related to the repurchase of sold securities and other losses, as applicable. Certain regulatory and other legal claims and losses may be covered through our wholly-owned captive insurance subsidiary, which is chartered with the insurance commissioner in the state of Tennessee.
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
Our accruals, including those established through our captive insurance subsidiary at March 31, 2022, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.
The outcome of regulatory or legal proceedings could result in legal liability, regulatory fines or monetary penalties in excess of our accruals and insurance, which could have a material adverse effect on our business, results of operations, cash flows or financial condition. For more information on management’s loss contingency policies, see Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements.

Acquisitions, Integrations and Divestitures
We continuously assess the competitive landscape in connection with our capital allocation framework as we pursue acquisitions, integrations and divestitures. These activities are part of our overall growth strategy but can distort comparability when reviewing revenue and expense trends for periods presented. On April 30, 2021, we acquired the wealth management business of Waddell & Reed Financial, Inc. (“Waddell & Reed”). See Note 4 - Acquisitions, within the notes to the condensed consolidated financial statements for further detail.

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets. According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy contracted at an annualized pace of 1.4% in the first quarter of 2022 after growing at an annualized pace of 6.9% in the fourth quarter of 2021. Although the economy contracted in the first quarter of 2022 due to the impact of the Omicron variant of COVID-19, job gains remained intact: the U.S. economy added 1.7 million jobs in the first three months of 2022, and the unemployment rate fell to 3.6% at the end of the first quarter, signaling a tight labor market. The equity markets experienced intense volatility from a hawkish Federal Reserve (“Fed”) and from the Russian invasion of Ukraine. The S&P 500 and the Bloomberg Barclays U.S. Aggregate Bond Index declined 4.6% and 6.0%, respectively, for the first quarter.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. In the near term the Russian invasion of Ukraine and related events are likely to create additional upward pressure on inflation and weigh on economic activity. With appropriate firming in the stance of monetary policy, the Fed expects inflation to return to its 2% objective and the labor market to remain strong. The Fed raised the target range for the federal funds rate by 0.25% to a range of 0.25% to 0.50% and anticipates that ongoing increases to the target range will be appropriate.
Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.

Results of Operations
The following discussion presents an analysis of our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
REVENUE
Advisory	$1,047,097	$722,046	45.0%
Commission	585,525	557,229	5.1%
Asset-based	296,401	264,706	12.0%
Service and fee	112,812	96,824	16.5%
Transaction	46,726	44,120	5.9%
Interest income	7,745	6,518	18.8%
Other	(30,613)	16,174	n/m
Total revenue	2,065,693	1,707,617	21.0%
EXPENSE
Advisory and commission	1,374,134	1,108,899	23.9%
Compensation and benefits	192,034	161,540	18.9%
Promotional	87,002	54,181	60.6%
Occupancy and equipment	51,112	43,584	17.3%
Depreciation and amortization	45,454	35,499	28.0%
Interest expense on borrowings	27,211	25,059	8.6%
Brokerage, clearing and exchange	22,600	19,364	16.7%
Amortization of other intangibles	21,196	17,431	21.6%
Professional services	19,022	15,625	21.7%
Communications and data processing	15,127	11,993	26.1%
Loss on extinguishment of debt	—	24,400	(100.0)%
Other	37,422	24,900	50.3%
Total expense	1,892,314	1,542,475	22.7%
INCOME BEFORE PROVISION FOR INCOME TAXES	173,379	165,142	5.0%
PROVISION FOR INCOME TAXES	39,635	35,522	11.6%
NET INCOME	$133,744	$129,620	3.2%

Revenue
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on our corporate RIA advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients in advance, on a quarterly basis, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of our client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for estimates of contributions and withdrawals to determine the amount billed, and accordingly, the revenue earned in the following three-month period. Advisory revenue collected on our corporate advisory platform is proposed by the advisor and agreed to by the client and averaged 1% on an annualized basis of the underlying assets for the three months ended March 31, 2022.
We also support separate investment advisor firms (“Independent RIAs”) through our Independent RIA advisory platform, which allows advisors to engage us for technology, clearing and custody services, as well as access the capabilities of our investment platforms. The assets held under an Independent RIA’s investment advisory accounts custodied with LPL Financial are included in total advisory assets and net new advisory assets. The advisory revenue generated by an Independent RIA is not included in our advisory revenue. We charge separate fees to Independent RIAs for technology, clearing, administrative, oversight and custody services, which may vary and are included in our service and fee revenue in our condensed consolidated statements of income.
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	March 31,
	2022	2021	$ Change	% Change
Corporate platform advisory assets	$415.8	$317.5	$98.3	31.0%
Independent RIA advisory assets	208.5	179.2	29.3	16.4%
Total advisory assets	$624.3	$496.7	$127.6	25.7%

Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Three Months Ended March 31,
	2022	2021
Balance - Beginning of period	$643.2	$461.2
Net new advisory assets(1)	17.4	22.7
Market impact(2)	(36.3)	12.8
Balance - End of period	$624.3	$496.7
_______________________________
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
The growth in advisory revenue for the three months ended March 31, 2022 compared to 2021 was due to increases in net new advisory assets resulting from recruiting efforts and advisor productivity.

Commission
We generate two types of commission revenue: (1) sales-based commissions that are recognized at the point of sale on the trade date and are based on a percentage of an investment product’s current market value at the time of purchase and (2) trailing commissions that are recognized over time as earned and are generally based on the market value of investment holdings in trail-eligible assets. Sales-based commission revenue, which occurs when clients trade securities or purchase various types of investment products, primarily represents gross commissions generated by our advisors, and can vary from period to period based on the overall economic environment, number of trading days in the reporting period and investment activity of our advisors’ clients. We earn trailing commission revenue primarily on mutual funds and variable annuities held by clients of our advisors. See Note 3 - Revenue, within the notes to the condensed consolidated financial statements for further detail regarding our commission revenue by product category.
The following table sets forth the components of our commission revenue (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Sales-based	$240,331	$236,273	$4,058	1.7%
Trailing	345,194	320,956	24,238	7.6%
Total commission revenue	$585,525	$557,229	$28,296	5.1%
The increase in sales-based commission revenue for the three months ended March 31, 2022 compared to 2021 was primarily driven by increases in sales of annuities and mutual funds, which were partially offset by decreases in sales of equity and fixed income products. The increase in trailing commission revenue for the three months ended March 31, 2022 compared to 2021 was primarily due to the increase in value of annuities and mutual funds over time.
Commission revenue is generated from trading activity related to brokerage assets. The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Three Months Ended March 31,
	2022	2021
Balance - Beginning of period	$563.2	$441.9
Net new brokerage assets(1)	0.2	6.2
Market impact(2)	(24.6)	13.5
Balance - End of period	$538.8	$461.6
_______________________________
(1) Net new brokerage assets consist of total client deposits into brokerage accounts less total client withdrawals from brokerage accounts, plus dividends, plus interest. We consider conversions from and to advisory accounts as deposits and withdrawals, respectively.
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
Asset-based revenue for the three months ended March 31, 2022 increased compared to 2021, primarily due to increases in revenue from recordkeeping and sponsorship programs, partially offset by a decrease in client cash revenue.

Revenue for our recordkeeping and sponsorship programs for the three months ended March 31, 2022, which is largely based on the market value of the underlying assets, increased compared to 2021 due to organic growth in our assets under management and the impact of market appreciation on the value of the underlying assets over time.
Client cash revenue for the three months ended March 31, 2022 decreased compared to 2021, primarily due to lower average insured cash account balances, partially offset by the impact of an increase to the federal funds effective rate in March of 2022. For the three months ended March 31, 2022, our average insured cash account balances decreased to $30.2 billion, compared to $37.8 billion in 2021.
Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, LPL Services Group, which includes Business Services and Planning and Advice Services, IRA custodian, and other client account fees. We charge separate fees to Independent RIAs for technology, clearing, administrative, oversight and custody services, which may vary. We host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee. Service and fee revenue for the three months ended March 31, 2022 increased compared to 2021, primarily due to increases in contract and licensing fees, fees from LPL Services Group solutions, conference fees and other client account fees.
Interest Income
We earn interest income primarily from client margin loans and advisor loans. Period-over-period variances correspond to changes in the average balances of margin loans, as well as changes in interest rates. Interest income for the three months ended March 31, 2022 increased compared to 2021, primarily due to an increase in interest earned on advisor and margin loans.
Other
Other revenue primarily includes unrealized gains and losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios, and other miscellaneous revenue, which is not generated from contracts with customers.
Other revenue for the three months ended March 31, 2022 decreased compared to 2021, primarily due to realized and unrealized losses on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan, partially offset by an increase in dividend income on assets held in our advisor non-qualified deferred compensation plan.
Expense
Advisory and Commission
Advisory and commission expense consists of the following: payout amounts that are earned by and paid out to advisors and institutions based on advisory and commission revenue earned on each client’s account, production- based bonuses earned by advisors and institutions based on the levels of advisory and commission revenue they produce, the recognition of share-based compensation expense from equity awards granted to advisors and financial institutions based on the fair value of the awards at grant date and the deferred advisory and commission fee expense associated with mark-to-market gains or losses on the non-qualified deferred compensation plan offered to our advisors.
The following table sets forth our payout rate, which is a statistical or operating measure:

	Three Months Ended March 31,
	2022	2021	Change
Payout rate	86.10%	85.62%	48 bps
Our payout rate for the three months ended March 31, 2022 increased compared to 2021, primarily due to the impact of onboarding large financial institutions during 2021.

Compensation and Benefits
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth our average number of employees for the three months ended March 31, 2022 as compared to 2021:

	Three Months Ended March 31,
	2022	2021	Change
Average number of employees	6,059	4,787	26.6%
Compensation and benefits expense for the three months ended March 31, 2022 increased by $30.5 million compared to 2021, primarily due to an increase in salary and employee benefit expense resulting from an increase in headcount.
Promotional
Promotional expense includes business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events, and other costs that support advisor business growth. Promotional expense for the three months ended March 31, 2022 increased by $32.8 million compared to 2021, primarily due to increases in recruited assets and advisors that led to higher costs to support transition assistance and retention, as well as increases in conference spend as we returned to in-person events.
Occupancy and Equipment
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs and maintenance expense on computer hardware and other equipment. Occupancy and equipment expense for the three months ended March 31, 2022 increased by $7.5 million compared to 2021, primarily due to increases in expenses related to software licenses and our technology portfolio.
Depreciation and Amortization
Depreciation and amortization expense relates to the use of property and equipment, which includes internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization expense for the three months ended March 31, 2022 increased by $10.0 million compared to 2021, primarily due to our continued investment in technology to support integrations, enhance our advisor platform and end-client experience, and support large financial institution onboarding.
Brokerage, Clearing and Exchange
Brokerage, clearing and exchange expense includes expenses originating from trading or clearing operations as well as any exchange membership fees. These fees fluctuate largely in line with the volume of sales and trading activity. Brokerage, clearing and exchange expense for the three months ended March 31, 2022 increased by $3.2 million compared to 2021, primarily due to an increase in the volume of sales and trading activity.
Amortization of Other Intangibles
Amortization of other intangibles expense represents the benefits received for the use of long-lived intangible assets established through our acquisitions. Amortization of other intangibles expense for the three months ended March 31, 2022 increased by $3.8 million compared to 2021, primarily due to increases in intangible assets resulting from our acquisition of the wealth management business of Waddell & Reed on April 30, 2021. See Note 4 - Acquisitions for additional information.
Professional Services
Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory and general corporate matters, as well as non-capitalized costs related to service and technology enhancements. Professional services expense for the three months ended March 31, 2022 increased by $3.4 million compared to 2021, primarily due to increases in non-capitalized costs related to the use of consultants.

Communications and Data Processing
Communications and data processing expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges and markets, as well as customer statement processing and postage costs. Communications and data processing expense for the three months ended March 31, 2022 increased by $3.1 million compared to 2021, primarily due to increases in costs associated with client statement production due to growth in our advisor count, which led to an increase in the customer base.
Loss on Extinguishment of Debt
On March 15, 2021, we issued senior unsecured notes due in 2029 and redeemed our existing senior unsecured notes due in 2025. In connection with these transactions, we incurred a $24.4 million loss on extinguishment of debt for the three months ended March 31, 2021.
Other Expense
Other expense includes the costs of the investigation, settlement and resolution of regulatory matters (including customer restitution and remediation), licensing fees, insurance, broker-dealer regulatory fees, travel-related expenses and other miscellaneous expenses. Other expense depends in part on the size and timing of resolving regulatory matters and the availability of self-insurance coverage, which depends in part on the amount and timing of resolving historical claims. Other expense for the for the three months ended March 31, 2022 increased by $12.5 million compared to 2021, primarily due to costs related to Waddell & Reed transitional support and an increase in licensing fees.
Provision for Income Taxes
Our effective income tax rate was 22.9% and 21.5% for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, state and federal settlement contingencies, tax credits and other permanent differences in tax deductibility of certain expenses. Our effective income tax rates for the three months ended March 31, 2022 and 2021 benefited from share-based compensation recognized during those periods, partially offset by settlement contingencies recognized during the three months ended March 31, 2022.

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
Parent Company Liquidity
LPL Holdings, Inc. (“Parent”), the direct holding company of our operating subsidiaries, considers its primary source of liquidity to be Corporate Cash. Corporate Cash, a component of cash and equivalents, is the sum of cash and equivalents from the following: (1) cash and equivalents held at the Parent, (2) cash and equivalents held at regulated subsidiaries as defined by the Company’s Credit Agreement, which includes LPL Financial and The Private Trust Company, N.A. (“PTC”), in excess of the capital requirements of the Company’s Credit Agreement (which, in the case of LPL Financial, is net capital in excess of 10% of its aggregate debits, or five times the net capital required in accordance with Exchange Act Rule 15c3-1), and (3) cash and equivalents held at non-regulated subsidiaries.

We believe Corporate Cash is a useful measure of the Parent’s liquidity, as it represents the capital available for use in excess of the amount we are required to reserve pursuant to the Credit Agreement. The following table presents the components of Corporate Cash (in thousands):

	March 31, 2022	December 31, 2021
Cash and equivalents	$1,009,693	$495,246
Cash at regulated subsidiaries	(828,079)	(284,105)
Excess cash at regulated subsidiaries per the Credit Agreement	88,551	25,846
Corporate Cash	$270,165	$236,987

Corporate Cash
Cash at Parent	$172,924	$202,407
Excess cash at regulated subsidiaries per the Credit Agreement	88,551	25,846
Cash at non-regulated subsidiaries	8,690	8,734
Corporate Cash	$270,165	$236,987
Corporate Cash is monitored as part of our liquidity risk management. We target maintaining $200.0 million in Corporate Cash, which covers approximately 24 months of principal and interest due on our corporate debt. The Company maintains additional liquidity through a $1.0 billion secured committed revolving credit facility. The Parent has the ability to borrow against the credit facility for working capital and general corporate purposes. Dividends from and excess capital generated by regulated subsidiaries are the primary sources of liquidity. Subject to regulatory approval or notification, capital generated by regulated subsidiaries can be distributed to the Parent to the extent the capital levels exceed regulatory requirements, Credit Agreement requirements and internal capital thresholds. During the three months ended March 31, 2022 and 2021, regulated subsidiaries paid dividends of $155.0 million and $175.0 million to the Parent, respectively.
Share Repurchases
We engage in share repurchase programs, which are approved by our Board of Directors, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate, and returning excess capital to shareholders. In the first half of 2021, the majority of our capital deployment was focused on supporting organic growth and acquisitions. While we continue to see opportunities to deploy capital in this manner, we resumed share repurchases in the third quarter of 2021 with the initial focus on an amount to offset dilution. We repurchased $50.0 million, representing 292,163 shares, during the three months ended March 31, 2022. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, the Indentures, applicable laws and consideration of our general liquidity needs. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our share repurchases.
Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by the Board of Directors, as well as certain limits under our Credit Agreement and the Indentures. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our dividends.

LPL Financial Liquidity
LPL Financial relies primarily on client payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $500.0 million at March 31, 2022. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents amounts outstanding and available under our external lines of credit at March 31, 2022 (in millions):

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
LPL Financial is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from client transactions. At March 31, 2022, LPL Financial had net capital of $156.5 million with a minimum net capital requirement of $15.3 million.
LPL Financial’s ability to pay dividends greater than 10% of its excess net capital during any 35-day rolling period requires approval from FINRA. In addition, payment of dividends is restricted if LPL Financial’s net capital would be less than 5% of aggregate customer debit balances.
LPL Financial also acts as an introducing broker for commodities and futures. Accordingly, its trading activities are subject to the NFA financial requirements and it is required to maintain net capital that is in excess of or equal to the greatest of NFA’s minimum financial requirements. The NFA was designated by the Commodity Futures Trading Commission as LPL Financial’s primary regulator for such activities. Currently, the highest NFA requirement is the minimum net capital calculated and required pursuant to the SEC’s Uniform Net Capital Rule.
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
As of March 31, 2022, we were in compliance with both financial covenants, a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage”. The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	March 31, 2022
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	5.00	2.16
Interest Coverage (Minimum)	3.00	12.18
See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for further detail regarding the Credit Agreement and the Indentures.

Contractual Obligations
During the three months ended March 31, 2022, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2021 Annual Report on Form 10-K. See Note 9 - Corporate Debt and Other Borrowings, Net and Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K, for further detail.

Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no changes to those policies that we consider to be material since the filing of our 2021 Annual Report on Form 10-K. The accounting principles used in preparing our condensed consolidated financial statements conform in all material respects to GAAP.

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUE
Advisory	$1,047,097	$722,046
Commission	585,525	557,229
Asset-based	296,401	264,706
Service and fee	112,812	96,824
Transaction	46,726	44,120
Interest income	7,745	6,518
Other	(30,613)	16,174
Total revenue	2,065,693	1,707,617
EXPENSE
Advisory and commission	1,374,134	1,108,899
Compensation and benefits	192,034	161,540
Promotional	87,002	54,181
Occupancy and equipment	51,112	43,584
Depreciation and amortization	45,454	35,499
Interest expense on borrowings	27,211	25,059
Brokerage, clearing and exchange	22,600	19,364
Amortization of other intangibles	21,196	17,431
Professional services	19,022	15,625
Communications and data processing	15,127	11,993
Loss on extinguishment of debt	—	24,400
Other	37,422	24,900
Total expense	1,892,314	1,542,475
INCOME BEFORE PROVISION FOR INCOME TAXES	173,379	165,142
PROVISION FOR INCOME TAXES	39,635	35,522
NET INCOME	$133,744	$129,620
EARNINGS PER SHARE
Earnings per share, basic	$1.67	$1.63
Earnings per share, diluted	$1.64	$1.59
Weighted-average shares outstanding, basic	79,976	79,697
Weighted-average shares outstanding, diluted	81,572	81,622
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)
(Unaudited)

ASSETS	March 31, 2022	December 31, 2021
Cash and equivalents	$1,009,693	$495,246
Cash segregated under federal or other regulations	644,986	1,496,463
Restricted cash	92,393	80,655
Receivables from clients, net	624,188	578,889
Receivables from brokers, dealers and clearing organizations	154,398	102,503
Advisor loans, net	970,368	963,869
Other receivables, net	587,601	581,483
Investment securities	43,709	49,192
Property and equipment, net	685,771	658,841
Goodwill	1,642,468	1,642,443
Other intangibles, net	433,925	455,028
Other assets	883,831	886,988
Total assets	$7,773,331	$7,991,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Client payables	$1,568,025	$1,712,224
Payables to brokers, dealers and clearing organizations	149,237	170,119
Accrued advisory and commission expenses payable	210,884	222,379
Corporate debt and other borrowings, net	2,722,396	2,814,044
Accounts payable and accrued liabilities	331,333	384,025
Other liabilities	1,056,450	1,018,276
Total liabilities	6,038,325	6,321,067
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 600,000,000 shares authorized; 129,220,710 shares and 128,758,086 shares issued at March 31, 2022 and December 31, 2021, respectively	129	129
Additional paid-in capital	1,861,019	1,841,402
Treasury stock, at cost — 49,160,358 shares and 48,768,145 shares at March 31, 2022 and December 31, 2021, respectively	(2,569,035)	(2,498,600)
Retained earnings	2,442,893	2,327,602
Total stockholders’ equity	1,735,006	1,670,533
Total liabilities and stockholders’ equity	$7,773,331	$7,991,600

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2021
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2020	127,586	$127	$1,762,770	48,115	$(2,391,062)	$1,943,019	$1,314,854
Net income	—	—	—	—	—	129,620	129,620
Issuance of common stock to settle restricted stock units	296	—	—	120	(16,030)	—	(16,030)
Cash dividends on common stock - $0.25 per share	—	—	—	—	—	(19,980)	(19,980)
Stock option exercises and other	255	1	12,348	(24)	871	660	13,880
Share-based compensation	—	—	11,977	—	—	—	11,977
BALANCE — March 31, 2021	128,137	$128	$1,787,095	48,211	$(2,406,221)	$2,053,319	$1,434,321

	Three Months Ended March 31, 2022
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2021	128,758	$129	$1,841,402	48,768	$(2,498,600)	$2,327,602	$1,670,533
Net income	—	—	—	—	—	133,744	133,744
Issuance of common stock to settle restricted stock units	279	—	—	115	(20,962)	—	(20,962)
Treasury stock purchases	—	—	—	292	(50,006)	—	(50,006)
Cash dividends on common stock - $0.25 per share	—	—	—	—	—	(20,013)	(20,013)
Stock option exercises and other	184	—	6,274	(15)	533	1,560	8,367
Share-based compensation	—	—	13,343	—	—	—	13,343
BALANCE — March 31, 2022	129,221	$129	$1,861,019	49,160	$(2,569,035)	$2,442,893	$1,735,006

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133,744	$129,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,454	35,499
Amortization of other intangibles	21,196	17,431
Amortization of debt issuance costs	1,489	1,306
Share-based compensation	13,343	11,977
Provision for credit losses	4,222	1,977
Deferred income taxes	(219)	(133)
Loss on extinguishment of debt	—	24,400
Loan forgiveness	43,554	29,966
Other	1,289	(2,624)
Changes in operating assets and liabilities:
Receivables from clients, net	(45,234)	(48,120)
Receivables from brokers, dealers and clearing organizations	(51,895)	(565)
Advisor loans, net	(51,605)	(47,519)
Other receivables, net	(6,042)	(49,809)
Investment securities - trading	6,701	(18,399)
Other assets	(38,607)	(25,105)
Client payables	(144,199)	(88,425)
Payables to brokers, dealers and clearing organizations	(20,882)	35,820
Accrued advisory and commission expenses payable	(11,495)	8,004
Accounts payable and accrued liabilities	(17,242)	(48,745)
Other liabilities	41,945	94,197
Operating lease assets	(634)	(343)
Net cash (used in) provided by operating activities	(75,117)	60,410
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(73,545)	(41,109)
Purchases of securities classified as held-to-maturity	(2,434)	—
Proceeds from maturities of securities classified as held-to-maturity	1,250	1,250
Net cash used in investing activities	(74,729)	(39,859)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	265,000	225,000
Repayments of revolving credit facilities	(355,000)	(225,000)
Repayment of senior unsecured notes	—	(900,000)
Repayment of senior secured term loans	(2,675)	(2,675)
Proceeds from senior unsecured notes	—	900,000
Payment of debt issuance costs	—	(12,150)
Make-whole premium on redemption of senior unsecured notes	—	(25,875)
Payment of contingent consideration	—	(3,645)
Tax payments related to settlement of restricted stock units	(20,962)	(16,030)
Repurchase of common stock	(50,006)	—
Dividends on common stock	(20,013)	(19,980)
Proceeds from stock option exercises and other	8,367	13,880
Principal payment of finance leases and obligations	(157)	(1,031)
Net cash used in financing activities	(175,446)	(67,506)
NET DECREASE IN CASH AND EQUIVALENTS AND RESTRICTED CASH	(325,292)	(46,955)
CASH AND EQUIVALENTS AND RESTRICTED CASH — Beginning of period	2,072,364	1,799,034
CASH AND EQUIVALENTS AND RESTRICTED CASH — End of period	$1,747,072	$1,752,079

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$24,426	$33,729
Income taxes paid	$5,125	$5,101
Cash paid for amounts included in the measurement of operating lease liabilities	$5,913	$5,406
Cash paid for amounts included in the measurement of finance lease liabilities	$2,228	$3,135
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$19,764	$11,535

	March 31,
	2022	2021
Cash and equivalents	$1,009,693	$839,144
Cash segregated under federal or other regulations	644,986	839,428
Restricted cash	92,393	73,507
Total cash and equivalents and restricted cash shown in the statements of cash flows	$1,747,072	$1,752,079
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
•LPL Financial LLC (“LPL Financial”), with primary offices in San Diego, California; Fort Mill, South Carolina; Boston, Massachusetts; and Austin, Texas, is a clearing broker-dealer and an investment advisor that principally transacts business as an agent for its advisors and financial institutions on behalf of their clients in a broad array of financial products and services. LPL Financial is licensed to operate in all 50 states, Washington D.C., Puerto Rico and the U.S. Virgin Islands.
•Fortigent Holdings Company, Inc. and its subsidiaries provide solutions and consulting services to registered investment advisors (“RIAs”), banks and trust companies serving high-net-worth clients.
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
•PTC Holdings, Inc. (“PTCH”) is a holding company for The Private Trust Company, N.A. (“PTC”). PTC is chartered as a non-depository limited purpose national bank, providing a wide range of trust, investment management oversight, and custodial services for estates and families. PTC also provides Individual Retirement Account (“IRA”) custodial services for LPL Financial. Each member of PTCH’s Board of Directors meets the direct equity ownership interest requirements that are required by the OCC.
•LPL Employee Services, LLC and its subsidiary, Allen & Company of Florida, LLC, provide primary support for the Company’s employee advisor affiliation model.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, goodwill and other intangibles, allowance for credit losses on receivables, share-based compensation, accruals for liabilities, income taxes, revenue and expense accruals, and other matters that affect the condensed consolidated financial statements and related disclosures. Actual results could differ from those estimates under different assumptions or conditions and the differences may be material to the condensed consolidated financial statements.
The condensed consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
Condensed Consolidated Financial Statement Presentation Changes
The Company reclassified certain financial statement line items in the consolidated statements of income included in its Annual Report on Form 10-K for the year ended December 31, 2021 to more closely align with industry practice and the Company’s business and to better serve financial statement users. Prior period amounts in the condensed consolidated statements of income have been reclassified to conform to this presentation as follows:
• The Company has disaggregated the activity previously reported in the Transaction and fee line item in Total revenue into its Service and fee and Transaction components;
• The Company has included Interest expense on borrowings and Loss on extinguishment of debt in Total expense. Previously, these amounts were presented after Total operating expense.
These changes did not impact total net income for the three months ended March 31, 2021. The Company also updated the condensed consolidated statement of cash flows for the three months ended March 31, 2021 to conform to changes made to the presentation of the statements of financial condition during the year ended December 31, 2021. See Note 2 - Summary of Significant Accounting Policies in the Company’s 2021 Annual Report on Form 10-K for additional information.

In addition, during the year ended December 31, 2021, the Company concluded that it is acting in a principal capacity for fractional shares held in customer brokerage accounts resulting from the dividend reinvestment program (“DRIP”) that the Company offers. The Company concluded that it should account for these shares as a secured borrowing with underlying financial assets pledged as collateral. The Company corrected its condensed consolidated statement of cash flows for the three months ended March 31, 2021 to reflect the changes in the condensed consolidated statement of financial condition related to this activity in the prior period. As a result, the Company corrected the condensed consolidated statement of cash flows to reflect an increase in the change in other assets line item and an offsetting increase in the change in other liabilities line item of $6.7 million for the three months ended March 31, 2021. This adjustment did not have an impact on earnings, earnings per share, or net cash provided by operating activities in the prior period. The Company has evaluated the impact of the error on previously issued condensed consolidated financial statements and determined, based on consideration of quantitative and qualitative factors, that the impact of the error is immaterial.
Related Party Transactions
In the ordinary course of business, the Company has related party transactions with beneficial owners of more than five percent of the Company’s outstanding common stock. Additionally, through its subsidiary LPL Financial, the Company provides services and charitable contributions to LPL Financial Charitable Foundation Inc., a charitable organization that provides volunteer and financial support within the Company’s local communities.
The Company recognized revenue for services provided to these related parties of $1.6 million and $1.4 million during the three months ended March 31, 2022 and 2021, respectively. The Company incurred expense for the services provided by these related parties of $1.9 million and $0.4 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, receivables from and payables to related parties were not material.
Recently Issued or Adopted Accounting Pronouncements
There are no relevant recently issued accounting pronouncements that would materially impact the Company’s condensed consolidated financial statements and related disclosures. There are no new accounting pronouncements adopted during the three months ended March 31, 2022 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 3 - REVENUE
Commission
The following table presents total commission revenue disaggregated by product category (in thousands):

	Three Months Ended March 31,
	2022	2021
Commission revenue
Annuities	$299,734	$280,776
Mutual funds	189,527	173,150
Fixed income	25,205	32,162
Equities	34,633	38,911
Other	36,426	32,230
Total commission revenue	$585,525	$557,229
The following table presents sales-based and trailing commission revenue disaggregated by product category (in thousands):

	Three Months Ended March 31,
	2022	2021
Commission revenue
Sales-based
Annuities	$106,733	$95,539
Mutual funds	47,545	47,279
Fixed income	25,205	32,162
Equities	34,633	38,911
Other	26,215	22,382
Total sales-based revenue	$240,331	$236,273
Trailing
Annuities	$193,001	$185,237
Mutual funds	141,982	125,871
Other	10,211	9,848
Total trailing revenue	$345,194	$320,956
Total commission revenue	$585,525	$557,229
Asset-Based
The following table sets forth asset-based revenue disaggregated by product category (in thousands):

	Three Months Ended March 31,
	2022	2021
Asset-based revenue
Client cash	$84,716	$97,104
Sponsorship programs	101,382	81,712
Recordkeeping	110,303	85,890
Total asset-based revenue	$296,401	$264,706

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Service and Fee
The following table sets forth service and fee revenue disaggregated by recognition pattern (in thousands):

	Three Months Ended March 31,
	2022	2021
Service and fee revenue
Point-in-time(1)	$31,807	$23,275
Over time(2)	81,005	73,549
Total service and fee revenue	$112,812	$96,824
_______________________________
(1)Service and fee revenue recognized at a point-in-time includes revenue such as IRA termination fees, confirmation fees and technology fees.
(2)Service and fee revenue recognized over time includes revenue such as error and omission insurance fees, IRA custodian fees and technology fees.
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. The increase in the unearned revenue balance for the three months ended March 31, 2022 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by $156.8 million of revenue recognized that was included in the unearned revenue balance as of December 31, 2021.
The Company receives cash in advance for advisory services to be performed and conferences to be held in future periods. For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes revenue as the conferences are held.
NOTE 4 - ACQUISITIONS
On April 30, 2021, the Company acquired the wealth management business of Waddell & Reed Financial, Inc. for $300.0 million in order to expand its addressable markets and complement organic growth. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. At March 31, 2022, the Company had allocated $128.6 million of the purchase price to goodwill, $122.7 million to definite-lived intangible assets, $62.3 million to cash acquired, and the remainder to other assets acquired and liabilities assumed as part of the acquisition. The goodwill primarily includes the synergies expected to result from combining operations and onboarding advisors and assets to the Company’s platform and is deductible for tax purposes. See Note 7 - Goodwill and Other Intangibles, Net, for additional information.
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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the three months ended March 31, 2022 or 2021.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At March 31, 2022 and December 31, 2021, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For negotiable certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At March 31, 2022 and December 31, 2021, the Company did not adjust prices received from the independent third-party pricing services.
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
Fractional Shares — The Company’s investment in fractional shares held by customers is reflected in other assets while the related purchase obligation for such shares is reflected in other liabilities. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its investment in fractional shares held by customers and the related repurchase obligation. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. At March 31, 2022 and December 31, 2021, the Company did not adjust prices received from the independent third-party pricing services.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Recurring Fair Value Measurements
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

March 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,317	$—	$—	$2,317
Investment securities — trading:
U.S. treasury obligations	19,543	—	—	19,543
Mutual funds	12,531	—	—	12,531
Equity securities	410	—	—	410
Money market funds	135	—	—	135
Total investment securities — trading	32,619	—	—	32,619
Other assets:
Deferred compensation plan	483,118	—	—	483,118
Other investments	—	9,344	—	9,344
Fractional shares — investment(1)	112,752	—	—	112,752
Total other assets:	595,870	9,344	—	605,214
Total assets at fair value	$630,806	$9,344	$—	$640,150
Liabilities
Accounts payable and accrued liabilities	$—	$—	$3,609	$3,609
Other liabilities:
Securities sold, but not yet purchased:
Mutual funds	926	—	—	926
Equity securities	136	—	—	136
Debt securities	—	57	—	57
Total securities sold, but not yet purchased	1,062	57	—	1,119
Fractional shares — repurchase obligation(1)	112,752	—	—	112,752
Total other liabilities	113,814	57	—	113,871
Total liabilities at fair value	$113,814	$57	$3,609	$117,480
____________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s DRIP program. See Note 2 - Summary of Significant Accounting Policies for further information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$12,056	$—	$—	$12,056
Investment securities - trading:
U.S. treasury obligations	19,599	—	—	19,599
Mutual funds	19,112	—	—	19,112
Equity securities	440	—	—	440
Money market funds	123	—	—	123
Total investment securities — trading	39,274	—	—	39,274
Other assets:
Deferred compensation plan	499,548	—	—	499,548
Other investments	—	9,166	—	9,166
Fractional shares - investment(1)	114,574	—	—	114,574
Total other assets	614,122	9,166	—	623,288
Total assets at fair value	$665,452	$9,166	$—	$674,618
Liabilities
Accounts payable and accrued liabilities	$—	$—	$3,530	$3,530
Other liabilities:
Securities sold, but not yet purchased:
Equity securities	467	—	—	467
Debt securities	—	105	—	105
Total securities sold, but not yet purchased	467	105	—	572
Fractional shares - repurchase obligation(1)	114,574	—	—	114,574
Total other liabilities	115,041	105	—	115,146
Total liabilities at fair value	$115,041	$105	$3,530	$118,676
____________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s DRIP program. See Note 2 - Summary of Significant Accounting Policies for further information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of Financial Instruments Not Measured at Fair Value
The following tables summarize the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not measured at fair value (in thousands):

March 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$1,007,376	$1,007,376	$—	$—	$1,007,376
Cash segregated under federal or other regulations	644,986	644,986	—	—	644,986
Restricted cash	92,393	92,393	—	—	92,393
Receivables from clients, net	624,188	—	624,188	—	624,188
Receivables from brokers, dealers and clearing organizations	154,398	—	154,398	—	154,398
Advisor repayable loans, net(1)	204,293	—	—	188,451	188,451
Other receivables, net	587,601	—	587,601	—	587,601
Investment securities — held-to-maturity securities	11,090	—	10,913	—	10,913
Other assets:
Securities borrowed	9,898	—	9,898	—	9,898
Deferred compensation plan(2)	7,001	7,001	—	—	7,001
Other investments(3)	4,643	—	4,643	—	4,643
Total other assets	21,542	7,001	14,541	—	21,542
Liabilities
Client payables	$1,568,025	$—	$1,568,025	$—	$1,568,025
Payables to brokers, dealers and clearing organizations	149,237	—	149,237	—	149,237
Corporate debt and other borrowings, net	2,722,396	—	2,662,503	—	2,662,503

December 31, 2021	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$483,190	$483,190	$—	$—	$483,190
Cash segregated under federal or other regulations	1,496,463	1,496,463	—	—	1,496,463
Restricted cash	80,655	80,655	—	—	80,655
Receivables from clients, net	578,889	—	578,889	—	578,889
Receivables from brokers, dealers and clearing organizations	102,503	—	102,503	—	102,503
Advisor repayable loans, net(1)	191,242	—	—	176,864	176,864
Other receivables, net	581,483	—	581,483	—	581,483
Investment securities - held-to-maturity securities	9,918	—	9,915	—	9,915
Other assets:
Securities borrowed	9,958	—	9,958	—	9,958
Other investments(3)	4,595	—	4,595	—	4,595
Total other assets	14,553	—	14,553	—	14,553
Liabilities
Client payables	$1,712,224	$—	$1,712,224	$—	$1,712,224
Payables to brokers, dealers and clearing organizations	170,119	—	170,119	—	170,119
Corporate debt and other borrowings, net	2,814,044	—	2,885,536	—	2,885,536
____________________
(1)Includes repayable loans and forgivable loans which have converted to repayable upon advisor termination.
(2)Includes cash balances awaiting investment or distribution to plan participants.
(3)Other investments include DTC common shares and Federal Reserve stock.

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

The following table summarizes investment securities (in thousands):

	March 31, 2022	December 31, 2021
Trading securities - at fair value:
U.S. treasury obligations	$19,543	$19,599
Mutual funds	12,531	19,112
Equity securities	410	440
Money market funds	135	123
Total trading securities	$32,619	$39,274
Held-to-maturity securities - at amortized cost:
U.S. government notes	$11,090	$9,918
Total held-to-maturity securities	$11,090	$9,918
Total investment securities	$43,709	$49,192
At March 31, 2022, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	After ten years	Total
U.S. government notes — at amortized cost	$5,522	$5,568	$—	$—	$11,090
U.S. government notes — at fair value	$5,507	$5,406	$—	$—	$10,913
NOTE 7 - GOODWILL AND OTHER INTANGIBLES, NET
On April 30, 2021, the Company acquired the wealth management business of Waddell & Reed Financial, Inc. for $300.0 million. At March 31, 2022, the Company had allocated $128.6 million of the purchase price to goodwill, $122.7 million to definite-lived intangible assets, $62.3 million to cash acquired, and the remainder to other assets acquired and liabilities assumed as part of the acquisition. The intangible assets are comprised primarily of advisor relationships with a weighted average useful life of approximately 9 years. See Note 4 - Acquisitions for additional information.
See Note 9 - Goodwill and Other Intangibles, Net in the Company’s audited consolidated financial statements and the related notes in the 2021 Annual Report on Form 10-K for additional information about other intangibles, net.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 - OTHER ASSETS AND OTHER LIABILITIES

The components of other assets and other liabilities were as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Other assets:
Deferred compensation	$490,119	$499,548
Fractional shares — investment(1)	112,752	114,574
Prepaid assets	123,684	115,018
Operating lease assets	92,093	95,075
Debt issuance costs, net	6,841	7,303
Deferred income taxes, net	5,867	5,648
Other	52,475	49,822
Total other assets	$883,831	$886,988

Other liabilities:
Deferred compensation	$491,423	$499,245
Unearned revenue(2)	182,506	160,926
Operating lease liabilities	126,689	130,304
Fractional shares — repurchase obligation(1)	112,752	114,574
Finance lease liabilities	105,911	106,067
Other	37,169	7,160
Total other liabilities	$1,056,450	$1,018,276
_______________________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s DRIP program. See Note 2 - Summary of Significant Accounting Policies for further information.
(2)See Note 3 - Revenue for further information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 9 - CORPORATE DEBT AND OTHER BORROWINGS, NET
The Company’s outstanding corporate debt and other borrowings, net were as follows (in thousands):

	March 31, 2022			December 31, 2021
Corporate Debt	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan B(1)	$1,045,925	LIBOR+175 bps	1.98%	$1,048,600	LIBOR+175 bps	1.85%	11/12/2026
2027 Senior Notes(1)	400,000	Fixed Rate	4.63%	400,000	Fixed Rate	4.63%	11/15/2027
2029 Senior Notes(1)	900,000	Fixed Rate	4.00%	900,000	Fixed Rate	4.00%	3/15/2029
2031 Senior Notes(1)	400,000	Fixed Rate	4.38%	400,000	Fixed Rate	4.38%	5/15/2031
Total Corporate Debt	2,745,925			2,748,600
Less: Unamortized Debt Issuance Cost	(23,529)			(24,556)
Corporate debt, net	$2,722,396			$2,724,044
Other Borrowings
Revolving Credit Facility(2)	—	ABR+25 bps	3.50%	55,000	ABR+25 bps	3.50%	3/15/2026
Unsecured, Uncommitted Lines of Credit	—	Broker Base Rate+75 bps	1.00%	35,000	Broker Base Rate+75 bps	1.00%	9/30/2022
Total other borrowings	$—			$90,000
Corporate Debt and Other Borrowings, Net	$2,722,396			$2,814,044
_______________________________
(1)No leverage or interest coverage maintenance covenants.
(2)The alternate base rate (ABR) was the PRIME rate.
The following table presents amounts outstanding and available under the Company’s external lines of credit at March 31, 2022 (in millions):

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
Outstanding balances under our external lines of credit at December 31, 2021 were repaid in January 2022. There were no borrowings outstanding under the Company’s external lines of credit at March 31, 2022.
Issuance of 2031 Senior Notes
LPLH raised $400.0 million in aggregate principal amount of 4.375% senior notes on May 18, 2021, which were issued at par (“2031 Senior Notes”). The Company used the proceeds from the issuance to repay borrowings made under the senior secured revolving credit facility related to the acquisition of the wealth management business of Waddell & Reed Financial, Inc. In connection with the issuance of the 2031 Senior Notes, the Company incurred $3.8 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition.
Issuance of 2029 Senior Notes
LPLH raised $900.0 million in aggregate principal amount of 4.00% senior notes on March 15, 2021, which were issued at par (“2029 Senior Notes”). The Company used the proceeds from the issuance of the 2029 Senior Notes, along with existing Corporate Cash available, to redeem its existing 5.75% senior unsecured notes due in 2025. In connection with this redemption, the Company recognized $24.4 million as a loss on extinguishment of debt on the condensed consolidated statement of income for the three months ended March 31, 2021. In connection with the

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
issuance of the 2029 Senior Notes, the Company incurred $9.0 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition.
Credit Agreement
On March 15, 2021, LPLFH and LPLH entered into a fifth amendment agreement (the “Amendment”) to the Company’s amended and restated credit agreement (“Credit Agreement”), which, among other things, increased the size of its senior secured revolving credit facility to $1.0 billion and extended its maturity date. In connection with the execution of the Amendment, the Company incurred $3.2 million in costs, which are capitalized as debt issuance costs in the condensed consolidated statements of financial condition. The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of March 31, 2022, the Company was in compliance with such covenants.
Parent Revolving Credit Facility
Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 125 to 175 basis points over the Eurodollar Rate or 25 to 75 basis points over the base rate, depending on the Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement).
Broker-Dealer Revolving Credit Facility
On July 31, 2019, LPL Financial, the Company’s broker-dealer subsidiary, entered into a committed, unsecured revolving credit facility that matures on July 31, 2024 and allows for a maximum borrowing of up to $300.0 million. Borrowings bear interest at a rate per annum ranging from 112.5 to 137.5 basis points over the Federal Funds Rate or Eurodollar Rate, depending on the Parent Leverage Ratio (each as defined in the broker-dealer credit agreement). The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of March 31, 2022.
Other External Lines of Credit
LPL Financial maintained five uncommitted lines of credit as of March 31, 2022. Two of the lines have unspecified limits, which are primarily dependent on LPL Financial’s ability to provide sufficient collateral. The other three lines have a total limit of $200.0 million, which allow for uncollateralized borrowings.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded loan commitments at March 31, 2022 or December 31, 2021.
Legal and Regulatory Matters
The Company is subject to extensive regulation and supervision by U.S. federal and state agencies and various self-regulatory organizations. The Company and its advisors periodically engage with such agencies and organizations, in the context of examinations or otherwise, to respond to inquiries, informational requests and investigations. From time to time, such engagements result in regulatory complaints or other matters, the resolution of which has in the past and may in the future include fines, customer restitution and other remediation. Assessing the probability of a loss occurring and the timing and amount of any loss related to a legal proceeding or regulatory matter is inherently difficult. While the Company exercises significant and complex judgments to make certain estimates presented in its condensed consolidated financial statements, there are particular uncertainties and complexities involved when assessing the potential outcomes of legal proceedings and regulatory matters. The Company’s assessment process considers a variety of factors and assumptions, which may include: the procedural status of the matter and any recent developments; prior experience and the experience of others in similar matters; the size and nature of potential exposures; available defenses; the progress of fact discovery; the opinions of counsel and experts; or the potential opportunities for settlement and the status of any settlement discussions. The Company monitors these factors and assumptions for new developments and re-assesses the likelihood that a loss will occur and the estimated range or amount of loss, if those amounts can be reasonably determined. The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated.
Third-Party Insurance
The Company maintains third-party insurance coverage for certain potential legal proceedings, including those involving certain client claims. With respect to such client claims, the estimated losses on many of the pending matters are less than the applicable deductibles of the insurance policies.
Self-Insurance
The Company has self-insurance for certain potential liabilities through the Captive Insurance Subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and actuarial assumptions and estimates. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends, so there are particular complexities and uncertainties involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured. As of March 31, 2022 and December 31, 2021, these self-insurance liabilities were $68.4 million and $67.2 million, respectively, and are included in accounts payable and accrued liabilities in the condensed consolidated statements of financial condition. The increase in self-insurance liabilities during the three months ended March 31, 2022 was driven by $9.1 million of additional reserves for claims that had been incurred but not reported, which were partially offset by $7.9 million of payments made during the period. Self-insurance related charges are included in other expense in the condensed consolidated statements of income.
Other Commitments
As of March 31, 2022, the Company had approximately $539.1 million of client margin loans that were collateralized with securities having a fair value of approximately $754.7 million that LPL Financial can repledge, loan or sell. Of these securities, approximately $74.4 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of March 31, 2022, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $680.3 million of client collateral.
Investment securities on the condensed consolidated statements of financial condition include $4.5 million and $4.6 million of trading securities pledged to the Options Clearing Corporation at March 31, 2022 and December 31, 2021,

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
respectively, and $15.0 million of trading securities pledged to the National Securities Clearing Corporation at both March 31, 2022 and December 31, 2021.
NOTE 11 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s Board of Directors as well as certain limits under the Credit Agreement and the indentures governing the Company’s senior unsecured notes (the “Indentures”). Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2022		2021
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$20.0	$0.25	$20.0
Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in treasury stock on the condensed consolidated statements of financial condition.
The Company resumed share repurchases in the third quarter of 2021, and during the three months ended March 31, 2022 repurchased 292,163 shares of common stock at a weighted-average price of $171.16 for a total of $50.0 million. As of March 31, 2022, the Company had $209.8 million remaining under the existing share repurchase program. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement, the Indentures and the Company’s general working capital needs.
NOTE 12 - SHARE-BASED COMPENSATION
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
There were 17,754,197 shares authorized for grant under the 2021 Plan and 13,807,670 shares remaining available for future issuance at March 31, 2022.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock Options and Warrants
The following table summarizes the Company’s stock option and warrant activity as of and for the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2021	1,204,420	$45.65
Granted	—	$—
Exercised	(183,557)	$34.10
Forfeited and Expired	(1,433)	$77.53
Outstanding — March 31, 2022	1,019,430	$47.69	4.62	$137,615
Exercisable — March 31, 2022	1,019,430	$47.69	4.62	$137,615
Exercisable and expected to vest — March 31, 2022	1,019,430	$47.69	4.62	$137,615
The following table summarizes information about outstanding stock options and warrants as of March 31, 2022:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	194,626	$19.85	3.91	194,626	$19.85
$25.01 - $35.00	119,333	$29.38	0.66	119,333	$29.38
$35.01 - $45.00	240,094	$39.48	4.95	240,094	$39.48
$45.01 - $65.00	77,091	$48.92	2.56	77,091	$48.92
$65.01 - $75.00	175,319	$65.50	5.89	175,319	$65.50
$75.01 - $80.00	212,967	$77.53	6.79	212,967	$77.53
	1,019,430	$47.69	4.62	1,019,430	$47.69
The Company has not granted stock options or warrants since 2019. The Company recognized share-based compensation related to the vesting of stock options of $0.2 million and $0.8 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was no unrecognized compensation cost related to non-vested stock options as the remaining share-based compensation expense was recognized during the three months ended March 31, 2022.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, as of and for the three months ended March 31, 2022:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2021	1,051	$156.54	915,907		$110.62
Granted	—	$—	319,536		$186.84
Vested	—	$—	(279,955)		$102.38
Forfeited	—	$—	(22,122)		$123.56
Outstanding — March 31, 2022	1,051	$156.54	933,366	(1)	$138.87
Expected to vest — March 31, 2022	1,051	$156.54	800,618		$144.54
_______________________________
(1)    Includes 72,516 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $11.9 million and $10.2 million of share-based compensation related to the vesting of these restricted stock awards and stock units during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, total unrecognized compensation cost for restricted stock awards and stock units was $91.1 million, which is expected to be recognized over a weighted-average remaining period of 2.35 years.
The Company also grants restricted stock units to its advisors and to financial institutions. The Company recognized share-based compensation of $0.6 million related to the vesting of these awards during both the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $4.2 million, which is expected to be recognized over a weighted-average remaining period of 1.97 years.

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

	Three Months Ended March 31,
	2022	2021
Net income	$133,744	$129,620

Basic weighted-average number of shares outstanding	79,976	79,697
Dilutive common share equivalents	1,596	1,925
Diluted weighted-average number of shares outstanding	81,572	81,622

Basic earnings per share	$1.67	$1.63
Diluted earnings per share	$1.64	$1.59
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the three months ended March 31, 2022 and 2021, stock options, warrants and stock units representing common share equivalents of 60,275 shares and 88,853 shares, respectively, were anti-dilutive.
NOTE 14 - NET CAPITAL AND REGULATORY REQUIREMENTS
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also provide that the broker-dealer’s capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and, as of March 31, 2022, had net capital of $156.5 million, which was $141.2 million in excess of its minimum net capital requirement of $15.3 million.
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
As of March 31, 2022 and December 31, 2021, LPL Financial and PTC met all capital adequacy requirements to which they were subject.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK
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
LPL Financial may at times hold equity securities on both a long and short basis that are recorded on the condensed consolidated statements of financial condition at market value. While long inventory positions represent LPL Financial’s ownership of securities, short inventory positions represent obligations of LPL Financial to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, both long and short inventory positions may result in losses or gains to LPL Financial as market values of securities fluctuate. To mitigate the risk of losses, long and short positions are marked-to-market daily and are continuously monitored by LPL Financial.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We maintain trading securities and securities sold, but not yet purchased in order to facilitate client transactions, to meet a portion of our clearing deposit requirements at various clearing organizations, to track the performance of our research models and in connection with our dividend reinvestment program. Trading securities are included in investment securities while securities sold, but not yet purchased are included in other liabilities on the condensed consolidated statements of financial condition and can include mutual funds, debt securities and equity securities. Changes in the value of our trading securities may result from fluctuations in interest rates, credit ratings of the issuer, equity prices or a combination of these factors.
In facilitating client transactions, our trading securities and securities sold, but not yet purchased generally involve mutual funds, including dividend reinvestments. Our positions held are based upon the settlement of client transactions, which are monitored by our Service, Trading and Operations (“Care”) department.
Positions held to meet clearing deposit requirements consist of U.S. government securities. The amount of securities deposited depends upon the requirements of the clearing organization. The level of securities deposited is monitored by the settlements group within our Care department.
Our Research department develops model portfolios that are used by advisors in developing client portfolios. We maintain trading securities in internal accounts based on these model portfolios to track the performance of our Research department. At the time a portfolio is developed, we purchase the securities in that model portfolio in an amount equal to the account minimum, which varies by product.
In addition, we are subject to market risk resulting from system incidents or interruptions and human error, which can require customer trade corrections. We also bear market risk on the fees we earn that are based on the market value of advisory and brokerage assets, as well as assets on which trailing commissions are paid and assets eligible for sponsor payments.
As of March 31, 2022, the fair value of our trading securities was $32.6 million and securities sold, but not yet purchased were $1.1 million. The fair value of securities included within other assets was $605.2 million as of March 31, 2022. See Note 5 - Fair Value Measurements, within the notes to the condensed consolidated financial statements for information regarding the fair value of investment securities; securities sold, but not yet purchased; and other assets associated with our client facilitation activities.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of March 31, 2022, $1.0 billion of our outstanding debt was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income given revenue generated by our client cash balances, which is generally subject to the same, but off-setting, interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at March 31, 2022	Annual Impact of an Interest Rate(†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Corporate Debt and Other Borrowings		Points	Points	Points	Points
Term Loan B	$1,045,925	$1,039	$2,598	$5,196	$10,392
____________________
(†) Our interest rate for Term Loan B is locked in for one, two, three, six or twelve months as allowed under the Credit Agreement. At the end of the selected periods the rates will be locked in at the then current rate. The effect of these interest rate locks are not included in the table above.
See Note 9 - Corporate Debt and Other Borrowings, Net within the notes to the condensed consolidated financial statements for additional information.
As of March 31, 2022, we offered our advisors and their clients two insured bank sweep vehicles and a money market program, including money market accounts as well as the ability to participate in purchased money market funds, that are interest rate sensitive. Our sweep vehicles include an (1) insured cash account (“ICA”) for individuals, trusts, sole proprietorships and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts and other organizations and (2) an insured deposit cash account (“DCA”) for advisory individual retirement accounts. While clients earn interest on deposits in ICA and DCA, we earn a fee. The fees we earn from cash held in ICAs are based primarily on prevailing interest rates in the current interest rate environment. The fees we earn from DCAs are calculated as a per account fee, and such fees increase as the federal funds target rate increases, subject to a cap. The fees we earn on cash balances in our advisors’ clients’ accounts in our money market program, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the bank deposit sweep vehicles are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicles relative to other products into which clients may move cash balances.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the three months ended March 31, 2022 and 2021. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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

In order to assist in the mitigation and control of operational risk, we have an operational risk framework that is designed to enable assessment and reporting on operational risk across the firm. This framework aims to ensure policies and procedures are in place and appropriately designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits. Please consult the “Risks Related to Our Technology” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K for more information about the risks associated with our technology, including risks related to security, our risk management policies and procedures, and the potential related effects on our operations.
Our senior management is monitoring developments in the COVID-19 pandemic and has implemented changes to our policies, procedures and operations to protect the integrity and continuity of our business and the health and safety of our employees. For example, we equipped and enabled a substantial majority of employees to work remotely, implemented enhanced cleaning protocols throughout our corporate offices and worked closely with our vendors to maintain service continuity throughout the market volatility and increased operational volumes that have occurred from time to time during the pandemic. There can be no guarantee that our business continuity plans and the other efforts to manage the business implications of COVID-19 will be effective, or that there will not be material adverse effects on our results of operations. Please consult Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K for more information about the risks associated with the COVID-19 pandemic.
Regulatory and Legal Risk
The regulatory environment in which we operate is discussed in detail within Part I, “Item 1. Business” in our 2021 Annual Report on Form 10-K. In recent years, and during the period presented in this Quarterly Report on Form 10-Q, we have observed the SEC, FINRA, DOL and state regulators broaden the scope, frequency and depth of their examinations and inquiries to include greater emphasis on the quality, consistency and oversight of our compliance systems and programs. Please consult the “Risks Related to Our Regulatory Environment” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K for more information about the risks associated with operating within our regulatory environment, pending regulatory matters and the potential related effects on our operations.
Risk Management
We employ an enterprise risk management (“ERM”) framework that is intended to address key risks and responsibilities, enable us to execute our business strategy and protect our Company and its franchise. For a discussion of our ERM framework, please see the “Risk Management” section within Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Annual Report on Form 10-K.

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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we have been subjected to and are currently subject to legal and regulatory proceedings arising out of our business operations, including lawsuits, arbitration claims, and inquiries, investigations and enforcement proceedings initiated by the SEC, FINRA and state securities regulators, as well as other actions and claims. See Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements for additional information.
Item 1A. Risk Factors
There have been no material changes in the information regarding the Company’s risks, as set forth under Part I, “Item 1A. Risk Factors” in the Company’s 2021 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (millions)(1)
January 1, 2022 through January 31, 2022	146,981	$167.19	146,981	$235.2
February 1, 2022 through February 28, 2022	95,938	$182.65	95,938	$217.7
March 1, 2022 through March 31, 2022	49,244	$160.60	49,244	$209.8
Total	292,163		292,163
(1) On November 13, 2018, the Board of Directors authorized an increase to the Company’s existing share repurchase program to authorize the repurchase of up to $1.0 billion of its issued and outstanding common shares. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information.
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
Not applicable.
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

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of LPL Financial Holdings Inc., dated May 8, 2014 (Incorporated by reference to the Form 8-K filed on May 9, 2014).
3.4	Sixth Amended and Restated Bylaws of LPL Financial Holdings Inc. (Incorporated by reference to the Form 8-K filed on February 23, 2022).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.DEF	Inline XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LPL Financial Holdings Inc.
Date:	May 3, 2022	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	May 3, 2022	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer

Date:	May 3, 2022	By:	/s/ BRENT B. SIMONICH
Brent B. Simonich
Chief Accounting Officer