Form 10-Q
period 2022-06-30
LPL Financial Holdings Inc.
filed 2022-08-04
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
☐ Yes   ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 28, 2022 was 79,769,788.

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
•the expected onboarding of advisors, institutions and assets in connection with our acquisition and recruitment activity;
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

These forward-looking statements are based on the Company’s historical performance and its plans, estimates and expectations as of August 4, 2022. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions or expectations expressed or implied by the Company will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, legislative, regulatory, competitive and other factors, which may cause actual financial or operating results, levels of activity or the timing of events to be materially different from those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include:
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

•the success of the Company in attracting and retaining financial advisors and institutions, and their ability to market financial products and services effectively;
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
Corporate Cash: A component of cash and equivalents which includes the sum of cash and equivalents from the following: (1) cash and equivalents held at LPL Holdings, Inc., (2) cash and equivalents held at regulated subsidiaries as defined by the Company’s Credit Agreement (as defined below), which include LPL Financial LLC and The Private Trust Company N.A., in excess of the capital requirements of the Company’s Credit Agreement (as defined below), which, in the case of LPL Financial LLC, is net capital in excess of 10% of its aggregate debits, or five times the net capital required in accordance with the Uniform Net Capital Rule (as defined below), and (3) cash and equivalents held at non-regulated subsidiaries.
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

PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
LPL serves the advisor-mediated advice marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm, and a top custodian. We support nearly 21,000 financial advisors, including advisors at approximately 1,100 institution-based investment programs and at approximately 500 registered investment advisor (“RIA”) firms nationwide, providing the front-, middle- and back-office support our clients need to serve the large and growing market for comprehensive financial advice from an advisor. We offer a customizable platform of integrated technology, brokerage and advisory platforms, digital capabilities, clearing and compliance services, business services, planning and advice services and strategic growth resources to help our clients run their perfect practices.
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

Executive Summary
Financial Highlights
Results for the second quarter of 2022 included net income of $160.5 million, or $1.97 per diluted share, which compares to $119.1 million, or $1.46 per diluted share, for the second quarter of 2021.
Asset Trends
Total advisory and brokerage assets served were $1.1 trillion at both June 30, 2022 and 2021. Total net new assets were $37.2 billion for the three months ended June 30, 2022, compared to $106.0 billion for the same period in 2021.
Net new advisory assets were $11.4 billion for the three months ended June 30, 2022, compared to $54.9 billion for the same period in 2021. Advisory assets were $558.6 billion, or 52% of total advisory and brokerage assets served, at June 30, 2022, down 3% from $577.6 billion at June 30, 2021.
Net new brokerage assets were $25.8 billion for the three months ended June 30, 2022, compared to $51.1 billion for the same period in 2021. Brokerage assets were $506.0 billion at June 30, 2022, down 5% from $534.7 billion at June 30, 2021.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, was $711.1 million for the three months ended June 30, 2022, and increased 18% from $601.6 million for the three months ended June 30, 2021. See the “Key Performance Metrics” section for additional information on gross profit.
Common Stock Dividends and Share Repurchases
During the three months ended June 30, 2022, we paid shareholders cash dividends of $20.0 million and repurchased 272,359 of our outstanding shares for a total of $50.0 million.
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

Key Performance Metrics
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Three Months Ended
	June 30,	March 31,	June 30,
Operating Metrics (dollars in billions)(1)	2022	2022	2021
Advisory and Brokerage Assets
Advisory assets(2)(3)	$558.6	$624.3	$577.6
Brokerage assets(2)(4)	506.0	538.8	534.7
Total Advisory and Brokerage Assets(2)	$1,064.6	$1,163.1	$1,112.3
Advisory as a % of total Advisory and Brokerage Assets	52.5%	53.7%	51.9%

Net New Assets
Net new advisory assets(5)	$11.4	$17.4	$54.9
Net new brokerage assets(6)	25.8	0.2	51.1
Total Net New Assets	$37.2	$17.6	$106.0

Organic Net New Assets(7)
Organic net new advisory assets	$11.4	$17.4	$21.4
Organic net new brokerage assets	25.8	0.2	15.6
Total Organic Net New Assets	$37.2	$17.6	$37.1

Organic advisory net new assets annualized growth(7)	7.3%	10.8%	17.3%
Total organic net new assets annualized growth(7)	12.8%	5.8%	15.5%

Client Cash Balances(2)(8)
Insured cash account sweep	$40.8	$32.6	$34.1
Deposit cash account sweep	12.3	9.4	7.6
Total Bank Sweep	53.1	42.0	41.7
Money market sweep	15.0	18.2	5.0
Total Client Cash Sweep Held by Third Parties	68.1	60.2	46.7
Client cash account	1.5	1.6	1.5
Total Client Cash Balances	$69.6	$61.7	$48.2
Client Cash Balances as a % of Total Assets	6.5%	5.3%	4.3%

Net buy (sell) activity(9)	$5.3	$11.0	$18.1

	As of and for the Three Months Ended
	June 30,	March 31,	June 30,
Business and Financial Metrics (dollars in millions)	2022	2022	2021
Advisors	20,871	20,091	19,114
Average total assets per advisor(10)	$51.0	$57.9	$58.2
Employees	6,099	6,026	5,265

Share repurchases	$50.0	$50.0	$—
Dividends	$20.0	$20.0	$20.0
Leverage ratio(11)	2.09	2.16	2.26

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Metrics (dollars in millions, except per share data)	2022	2021	2022	2021
Total revenue	$2,038.9	$1,898.3	$4,104.6	$3,605.9
Net income	$160.5	$119.1	$294.3	$248.7
Earnings per share (“EPS”), diluted	$1.97	$1.46	$3.61	$3.05
Non-GAAP Financial Metrics (dollars in millions, except per share data)
EPS prior to amortization of intangible assets and acquisition costs(12)	$2.24	$1.85	$4.20	$3.62
Gross profit(13)	$711.1	$601.6	$1,380.1	$1,181.0
EBITDA(14)	$310.7	$243.4	$577.9	$486.6
Core G&A(15)	$286.0	$251.7	$566.9	$487.9
_______________________________
(1)Totals may not foot due to rounding.
(2)Advisory and brokerage assets consist of assets that are custodied, networked and non-networked and reflect market movement in addition to new assets, inclusive of new business development and net of attrition. Client cash balances are also included in total advisory and brokerage assets.
(3)Advisory assets consist of total advisory assets under custody at the Company’s broker-dealer subsidiary, LPL Financial LLC (“LPL Financial”), and Waddell & Reed, LLC. As of June 30, 2022, there were no advisory assets under custody at Waddell & Reed, LLC. Please consult the “Results of Operations” section for a tabular presentation of advisory assets.
(4)Brokerage assets consist of total brokerage assets under custody at the Company’s broker-dealer subsidiary, LPL Financial, and Waddell & Reed, LLC. As of June 30, 2022, there were no brokerage assets under custody at Waddell & Reed, LLC. Please consult the “Results of Operations” section for a tabular presentation of brokerage assets.
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
(8)During the second quarter of 2022, the Company updated its definition of client cash balances to include client cash accounts and exclude purchased money market funds. Client cash accounts include cash that clients have deposited with LPL Financial that is included in Client payables in the condensed consolidated balance sheets. Prior period disclosures have been updated to reflect this change as applicable.
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

	June 30,	March 31,	June 30,
Credit Agreement Net Debt Reconciliation	2022	2022	2021
Corporate debt and other borrowings	$2,743.3	$2,745.9	$2,754.0
Corporate cash(16)	(241.5)	(270.2)	(278.4)
Credit Agreement Net Debt(†)	$2,501.8	$2,475.8	$2,475.6

	June 30,	March 31,	June 30,
EBITDA and Credit Agreement EBITDA Reconciliation	2022	2022	2021
Net income	$505.4	$464.0	$464.1
Interest expense on borrowings	110.2	106.6	100.4
Provision for income taxes	154.8	145.6	143.9
Depreciation and amortization	173.1	161.4	128.4
Amortization of other intangibles	84.3	83.0	71.5
EBITDA(†)	$1,027.8	$960.5	$908.2
Credit Agreement Adjustments:
Acquisition costs and other	$86.9	$101.2	$45.1
Employee share-based compensation expense	45.8	43.2	37.5
M&A accretion(17)	32.1	40.4	77.0
Advisor share-based compensation expense	2.3	2.3	2.3
Loss on extinguishment of debt	—	—	24.4
Credit Agreement EBITDA(†)	$1,194.9	$1,147.7	$1,094.5

	June 30,	March 31,	June 30,
	2022	2022	2021
Leverage Ratio	2.09	2.16	2.26
_______________________________
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Adjusted net income / EPS prior to amortization of intangible assets and acquisition costs Reconciliation	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income / earnings per diluted share	$160.5	$1.97	$119.1	$1.46	$294.3	$3.61	$248.7	$3.05
Amortization of other intangibles	21.2	0.26	19.9	0.24	42.4	0.52	37.4	0.46
Acquisition costs(18)	8.9	0.11	23.8	0.29	22.2	0.27	26.2	0.32
Tax benefit	(7.9)	(0.10)	(11.7)	(0.14)	(16.9)	(0.21)	(17.0)	(0.21)
Adjusted net income / EPS prior to amortization of intangible assets and acquisition costs(†)	$182.7	$2.24	$151.1	$1.85	$342.0	$4.20	$295.3	$3.62
Weighted-average shares outstanding, diluted	81.4		81.7		81.5		81.6
_______________________________
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

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Profit Reconciliation	2022	2021	2022	2021
Total revenue	$2,038.9	$1,898.3	$4,104.6	$3,605.9
Advisory and commission expense	1,304.4	1,273.2	2,678.6	2,382.1
Brokerage, clearing and exchange expense	23.4	23.5	46.0	42.8
Gross Profit(†)	$711.1	$601.6	$1,380.1	$1,181.0
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

	Three Months Ended June 30,		Six Months Ended June 30,
EBITDA Reconciliation	2022	2021	2022	2021
Net income	$160.5	$119.1	$294.3	$248.7
Interest expense on borrowings	28.8	25.2	$56.0	50.2
Provision for income taxes	51.8	42.5	$91.4	78.1
Depreciation and amortization	48.5	36.7	$93.9	72.2
Amortization of other intangibles	21.2	19.9	$42.4	37.4
EBITDA(†)	$310.7	$243.4	$577.9	$486.6
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

	Three Months Ended June 30,		Six Months Ended June 30,
Core G&A Reconciliation	2022	2021	2022	2021
Total expense	$1,826.6	$1,736.6	$3,718.9	$3,279.1
Advisory and commission	1,304.4	1,273.2	2,678.6	2,382.1
Depreciation and amortization	48.5	36.7	93.9	72.2
Interest expense on borrowings	28.8	25.2	56.0	50.2
Brokerage, clearing and exchange	23.4	23.5	46.0	42.8
Amortization of other intangibles	21.2	19.9	42.4	37.4
Loss on extinguishment of debt	—	—	—	24.4
Total G&A(†)	400.4	358.1	802.1	670.0
Promotional (ongoing)(18)(19)	83.8	64.1	171.2	118.3
Employee share-based compensation	13.7	11.1	26.4	22.5
Acquisition costs(18)	8.9	23.8	22.2	26.2
Regulatory charges	8.1	7.4	15.4	15.0
Core G&A(†)	$286.0	$251.7	$566.9	$487.9
_______________________________
(†)    Totals may not foot due to rounding.

(16)See the “Liquidity and Capital Resources” section for additional information about Corporate Cash.
(17)M&A accretion is an adjustment to reflect the annualized expected run rate EBITDA of an acquisition as permitted by the Credit Agreement for up to eight fiscal quarters following the close of the transaction.
(18)Acquisition costs include the costs to setup, onboard and integrate acquired entities. The below table summarizes the primary components of acquisition costs for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Acquisition costs	2022	2021	2022	2021
Compensation and benefits	$6.7	$13.9	$12.3	$15.5
Professional services	1.9	6.3	7.5	6.9
Promotional(19)	—	0.2	1.9	0.2
Other	0.3	3.4	0.5	3.6
Acquisition costs	$8.9	$23.8	$22.2	$26.2
(19)Promotional (ongoing) for the three and six months ended June 30, 2022 includes $5.8 million and $8.1 million, respectively, of support costs related to full-time employees that are classified within Compensation and benefits expense in the condensed consolidated statements of income. Promotional (ongoing) for the six months ended June 30, 2022 excludes $1.9 million of expenses incurred as a result of acquisitions, which are included in the Acquisition costs line item.

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
Our accruals, including those established through our captive insurance subsidiary at June 30, 2022, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.
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

Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets. According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy contracted at an annualized pace of 0.9% in the second quarter of 2022 after contracting at an annualized pace of 1.6% in the first quarter of 2022. The economy was negatively impacted by elevated inflation, a drag from net exports and geopolitical uncertainties from the Russian invasion of Ukraine.
Although inflation was an issue for policy-makers and consumers alike, companies continued to add jobs: the U.S. economy added 1.1 million jobs in the second quarter of 2022. The unemployment rate remained unchanged throughout the quarter at 3.6%, signaling a tight labor market. The equity markets experienced intense volatility from an increasingly hawkish Federal Reserve (“Fed”) and from monthly inflation metrics that regularly were higher than anticipated. The S&P 500 and the Bloomberg Barclays U.S. Aggregate Bond Index declined 16.1% and 4.7%, respectively, during the second quarter of 2022.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the second quarter of 2022, Fed policymakers increased the target range for the federal funds rate to 1.50% to 1.75%. Fed policymakers further raised rates by 0.75% at the July policy meeting, increasing the target range for the federal funds rate to 2.25% to 2.50%. The Fed anticipates that ongoing increases to the target range will be appropriate.
Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
REVENUE
Advisory	$1,001,851	$846,313	18.4%	$2,048,948	$1,568,359	30.6%
Commission	573,376	598,233	(4.2)%	1,158,901	1,155,462	0.3%
Asset-based	363,597	279,620	30.0%	659,998	544,326	21.3%
Service and fee	112,802	99,473	13.4%	225,614	196,297	14.9%
Transaction	44,416	37,627	18.0%	91,142	81,747	11.5%
Interest income	10,121	6,914	46.4%	17,866	13,432	33.0%
Other	(67,276)	30,078	n/m	(97,889)	46,252	n/m
Total revenue	2,038,887	1,898,258	7.4%	4,104,580	3,605,875	13.8%
EXPENSE
Advisory and commission	1,304,422	1,273,202	2.5%	2,678,556	2,382,101	12.4%
Compensation and benefits	196,699	183,853	7.0%	388,733	345,393	12.5%
Promotional	78,027	64,349	21.3%	165,029	118,530	39.2%
Occupancy and equipment	55,906	41,452	34.9%	107,018	85,036	25.9%
Depreciation and amortization	48,453	36,704	32.0%	93,907	72,203	30.1%
Interest expense on borrowings	28,755	25,171	14.2%	55,966	50,230	11.4%
Brokerage, clearing and exchange	23,362	23,459	(0.4)%	45,962	42,823	7.3%
Amortization of other intangibles	21,168	19,925	6.2%	42,364	37,356	13.4%
Professional services	17,290	22,500	(23.2)%	36,312	38,125	(4.8)%
Communications and data processing	16,223	14,930	8.7%	31,350	26,923	16.4%
Loss on extinguishment of debt	—	—	—%	—	24,400	(100.0)%
Other	36,261	31,064	16.7%	73,683	55,964	31.7%
Total expense	1,826,566	1,736,609	5.2%	3,718,880	3,279,084	13.4%
INCOME BEFORE PROVISION FOR INCOME TAXES	212,321	161,649	31.3%	385,700	326,791	18.0%
PROVISION FOR INCOME TAXES	51,776	42,548	21.7%	91,411	78,070	17.1%
NET INCOME	$160,545	$119,101	34.8%	$294,289	$248,721	18.3%

Revenue
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on our corporate RIA advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients in advance, on a quarterly basis, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of our client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for estimates of contributions and withdrawals to determine the amount billed, and accordingly, the revenue earned in the following three-month period. Advisory revenue collected on our corporate advisory platform is proposed by the advisor and agreed to by the client and averaged 1% on an annualized basis of the underlying assets for the six months ended June 30, 2022.
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
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	June 30,
	2022	2021	$ Change	% Change
Corporate platform advisory assets	$372.1	$383.6	$(11.5)	(3.0)%
Independent RIA advisory assets	186.5	194.0	(7.5)	(3.9)%
Total advisory assets	$558.6	$577.6	$(19.0)	(3.3)%

Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance - Beginning of period	$624.3	$496.7	$643.2	$461.2
Net new advisory assets(1)	11.4	54.9	28.8	77.6
Market impact(2)	(77.1)	26.0	(113.4)	38.8
Balance - End of period	$558.6	$577.6	$558.6	$577.6
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
The growth in advisory revenue for the three and six months ended June 30, 2022 compared to 2021 was due to an increase in billable advisory assets from continued organic growth and the completion of onboarding Waddell & Reed assets during the third quarter of 2021, partially offset by a decline in advisory asset balances due to market changes.

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
The following table sets forth the components of our commission revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Sales-based	$252,493	$249,596	$2,897	1.2%	$492,824	$485,869	$6,955	1.4%
Trailing	320,883	348,637	(27,754)	(8.0)%	666,077	669,593	(3,516)	(0.5)%
Total commission revenue	$573,376	$598,233	$(24,857)	(4.2)%	$1,158,901	$1,155,462	$3,439	0.3%
The increase in sales-based commission revenue for the three and six months ended June 30, 2022 compared to 2021 was primarily driven by increases in sales of annuities and insurance products due to rising interest rates, which were partially offset by decreases in sales of mutual funds, equity and fixed income products. The decrease in trailing commission revenue for the three and six months ended June 30, 2022 compared to 2021 was primarily due to volatility driven declines in trail eligible assets.
Commission revenue is generated from trading activity related to brokerage assets. The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance - Beginning of period	$538.8	$461.6	$563.2	$441.9
Net new brokerage assets(1)	25.8	51.1	26.0	57.3
Market impact(2)	(58.6)	22.0	(83.2)	35.5
Balance - End of period	$506.0	$534.7	$506.0	$534.7
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
Asset-based revenue for the three and six months ended June 30, 2022 increased compared to 2021, due to increases in client cash revenue and revenues from recordkeeping and sponsorship programs.

Revenue for our recordkeeping and sponsorship programs for the three and six months ended June 30, 2022, which is largely based on the market value of the underlying assets, increased compared to 2021 primarily due to continued organic growth in our assets under management.
Client cash revenue for the three and six months ended June 30, 2022 increased compared to 2021, primarily due to increases to the federal funds effective rate in the three and six months ended June 30, 2022.
Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, LPL Services Group, which includes Business Services and Planning and Advice Services, IRA custodian, and other client account fees. We charge separate fees to Independent RIAs for technology, clearing, administrative, oversight and custody services, which may vary. We also host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee. Service and fee revenue for the three and six months ended June 30, 2022 increased compared to 2021, primarily due to increases in contract and licensing fees, fees from LPL Services Group solutions, conference fees and other client account fees.
Interest Income
We earn interest income primarily from client margin loans and advisor loans. Period-over-period variances correspond to changes in the average balances of loans, as well as changes in interest rates. Interest income for the three and six months ended June 30, 2022 increased compared to 2021, primarily due to an increase in interest earned on advisor and margin loans.
Other
Other revenue primarily includes unrealized gains and losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios, and other miscellaneous revenue, which is not generated from contracts with customers.
Other revenue for the three and six months ended June 30, 2022 decreased compared to 2021, primarily due to realized and unrealized losses on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan, partially offset by an increase in dividend income on assets held in our advisor non-qualified deferred compensation plan.

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
The following table sets forth our payout rate, which is a statistical or operating measure:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Payout rate	86.97%	86.35%	62 bps	86.53%	86.01%	52 bps
Our payout rate for the three and six months ended June 30, 2022 increased compared to 2021, primarily due to the impact of onboarding large financial institutions during 2021.

Compensation and Benefits
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth our average number of employees for the three and six months ended June 30, 2022 as compared to 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Average number of employees	6,107	5,137	18.9%	6,083	4,962	22.6%
Compensation and benefits expense for the three and six months ended June 30, 2022 increased by $12.8 million and $43.3 million compared to 2021, primarily due to an increase in salary and employee benefit expense resulting from an increase in headcount.
Promotional
Promotional expense includes business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events, and other costs that support advisor business growth. Promotional expense for the three and six months ended June 30, 2022 increased by $13.7 million and $46.5 million compared to 2021, primarily due to increases in recruited assets and advisors that led to higher costs to support transition assistance and retention, as well as increases in conference spend as we returned to in-person events.
Occupancy and Equipment
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs and maintenance expense on computer hardware and other equipment. Occupancy and equipment expense for the three and six months ended June 30, 2022 increased by $14.5 million and $22.0 million compared to 2021, primarily due to increases in expenses related to software licenses and our technology portfolio.
Depreciation and Amortization
Depreciation and amortization expense relates to the use of property and equipment, which includes internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization expense for the three and six months ended June 30, 2022 increased by $11.7 million and $21.7 million compared to 2021, primarily due to our continued investment in technology to support integrations, enhance our advisor platform and end-client experience, and support large financial institution onboarding.
Brokerage, Clearing and Exchange
Brokerage, clearing and exchange expense includes expenses originating from trading or clearing operations as well as any exchange membership fees. These fees fluctuate largely in line with the volume of sales and trading activity. Brokerage, clearing and exchange expense remained constant for the three months ended June 30, 2022 and increased by $3.1 million for the six months ended June 30, 2022 compared to 2021, primarily due to an increase in the volume of sales and trading activity.
Amortization of Other Intangibles
Amortization of other intangibles expense represents the benefits received for the use of long-lived intangible assets established through our acquisitions. Amortization of other intangibles for the three and six months ended June 30, 2022 increased by $1.2 million and $5.0 million compared to 2021, primarily due to increases in intangible assets resulting from our acquisition of the wealth management business of Waddell & Reed on April 30, 2021. See Note 4 - Acquisitions, for additional information.
Professional Services
Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory and general corporate matters, as well as non-capitalized costs related to service and technology enhancements. Professional services expense for the three and six months ended June 30, 2022 decreased by $5.2 million and $1.8 million compared to 2021, primarily due to a decrease in consulting services as internal hiring has replaced the use of certain consultants.

Communications and Data Processing
Communications and data processing expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges and markets, as well as customer statement processing and postage costs. Communications and data processing expense for the three and six months ended June 30, 2022 increased by $1.3 million and $4.4 million compared to 2021, primarily due to increases in costs associated with client statement production due to growth in our advisor count, which led to an increase in the customer base.
Loss on Extinguishment of Debt
On March 15, 2021, we issued senior unsecured notes due in 2029 and redeemed our existing senior unsecured notes due in 2025. In connection with these transactions, we incurred a $24.4 million loss on extinguishment of debt for the six months ended June 30, 2021.
Other Expense
Other expense includes the costs of the investigation, settlement and resolution of regulatory matters (including customer restitution and remediation), licensing fees, insurance, broker-dealer regulatory fees, travel-related expenses and other miscellaneous expenses. Other expense depends in part on the size and timing of resolving regulatory matters and the availability of self-insurance coverage, which depends in part on the amount and timing of resolving historical claims. Other expense for the three months ended June 30, 2022 increased by $5.2 million compared to 2021, primarily due to increases in travel related costs. Other expense for the six months ended June 30, 2022 increased by $17.7 million compared to 2021, primarily due to Waddell & Reed transitional support through April 2022 and an increase in travel related costs.
Provision for Income Taxes
Our effective income tax rate was 24.4% and 26.3% for the three months ended June 30, 2022 and 2021, respectively, and 23.7% and 23.9% for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, state and federal settlement contingencies, tax credits and other permanent differences in tax deductibility of certain expenses. Our effective income tax rates for the three and six months ended June 30, 2022 and 2021 benefited from share-based compensation and option exercises during those periods, partially offset by settlement contingencies recognized during the three and six months ended June 30, 2022 and 2021.

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
Parent Company Liquidity
LPL Holdings, Inc. (“Parent”), the direct holding company of our operating subsidiaries, considers its primary source of liquidity to be Corporate Cash. Corporate Cash, a component of cash and equivalents, is the sum of cash and equivalents from the following: (1) cash and equivalents held at the Parent, (2) cash and equivalents held at regulated subsidiaries as defined by the Company’s Credit Agreement, which include LPL Financial and The Private Trust Company, N.A. (“PTC”), in excess of the capital requirements of the Company’s Credit Agreement (which, in the case of LPL Financial, is net capital in excess of 10% of its aggregate debits, or five times the net capital required in accordance with Exchange Act Rule 15c3-1), and (3) cash and equivalents held at non-regulated subsidiaries.

We believe Corporate Cash is a useful measure of the Parent’s liquidity, as it represents the capital available for use in excess of the amount we are required to reserve pursuant to the Credit Agreement. The following table presents the components of Corporate Cash (in thousands):

	June 30, 2022	December 31, 2021
Cash and equivalents	$700,395	$495,246
Cash at regulated subsidiaries	(546,299)	(284,105)
Excess cash at regulated subsidiaries per the Credit Agreement	87,400	25,846
Corporate Cash	$241,496	$236,987

Corporate Cash
Cash at Parent	$144,358	$202,407
Excess cash at regulated subsidiaries per the Credit Agreement	87,400	25,846
Cash at non-regulated subsidiaries	9,738	8,734
Corporate Cash	$241,496	$236,987
Corporate Cash is monitored as part of our liquidity risk management. We target maintaining $200.0 million in Corporate Cash, which covers approximately 18 months of principal and interest due on our corporate debt. The Company maintains additional liquidity through a $1.0 billion secured committed revolving credit facility. The Parent has the ability to borrow against the credit facility for working capital and general corporate purposes. Dividends from and excess capital generated by regulated subsidiaries are the primary sources of liquidity. Subject to regulatory approval or notification, capital generated by regulated subsidiaries can be distributed to the Parent to the extent the capital levels exceed regulatory requirements, Credit Agreement requirements and internal capital thresholds. During the six months ended June 30, 2022 and 2021, regulated subsidiaries paid dividends of $331.0 million and $275.0 million to the Parent, respectively.
Share Repurchases
We engage in share repurchase programs, which are approved by our Board of Directors, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate, and returning excess capital to shareholders. In the first half of 2021, the majority of our capital deployment was focused on supporting organic growth and acquisitions. While we continue to see opportunities to deploy capital in this manner, we resumed share repurchases in the third quarter of 2021 with the initial focus on an amount to offset dilution. We repurchased $100.0 million, representing 564,522 shares, during the six months ended June 30, 2022. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, the Indentures, applicable laws and consideration of our general liquidity needs. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our share repurchases.
Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by the Board of Directors, as well as certain limits under our Credit Agreement and the Indentures. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our dividends.

LPL Financial Liquidity
LPL Financial relies primarily on client payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $500.0 million at June 30, 2022. LPL Financial also maintains a line of credit with the Parent.
External Liquidity Sources
The following table presents amounts outstanding and available under our external lines of credit at June 30, 2022 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	March 2026	$—	$1,000
Broker-dealer revolving credit facility(1)	LPL Financial LLC	July 2024	$—	$300
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2022	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2022	$—	$50
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
_____________________________
(1)On August 4, 2022, LPL Financial LLC entered into a committed senior unsecured revolving credit facility that matures on August 3, 2023 and allows for a maximum borrowing of $1.0 billion. This credit facility replaced the $300.0 million committed senior unsecured revolving credit facility that was scheduled to mature on July 31, 2024.
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
LPL Financial is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from client transactions. At June 30, 2022, LPL Financial had net capital of $156.9 million with a minimum net capital requirement of $15.4 million.
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
Our Credit Agreement and the Indentures allow us to pay dividends and distributions or repurchase our common stock only when certain conditions are met. In addition, our revolving credit facility requires us to be in compliance with certain financial covenants as of the last day of each fiscal quarter. The financial covenants require the calculation of Credit Agreement EBITDA, as defined in, and calculated by management in accordance with, the Credit Agreement. The Credit Agreement defines Credit Agreement EBITDA as “Consolidated EBITDA,” which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles, and is further adjusted to exclude certain non-cash charges and other adjustments (including unusual or non-recurring charges) and gains, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions.
As of June 30, 2022, we were in compliance with both financial covenants, a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage”. The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	June 30, 2022
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	5.00	2.09
Interest Coverage (Minimum)	3.00	12.22
See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for further detail regarding the Credit Agreement and the Indentures.

Contractual Obligations
During the six months ended June 30, 2022, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2021 Annual Report on Form 10-K. See Note 9 - Corporate Debt and Other Borrowings, Net and Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K, for further detail.

Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be most significant in determining our results of operations and financial condition and involve a higher degree of judgment and complexity. There have been no changes to those policies that we consider to be material since the filing of our 2021 Annual Report on Form 10-K. The accounting principles used in preparing our condensed consolidated financial statements conform in all material respects to GAAP.

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE
Advisory	$1,001,851	$846,313	$2,048,948	$1,568,359
Commission	573,376	598,233	1,158,901	1,155,462
Asset-based	363,597	279,620	659,998	544,326
Service and fee	112,802	99,473	225,614	196,297
Transaction	44,416	37,627	91,142	81,747
Interest income	10,121	6,914	17,866	13,432
Other	(67,276)	30,078	(97,889)	46,252
Total revenue	2,038,887	1,898,258	4,104,580	3,605,875
EXPENSE
Advisory and commission	1,304,422	1,273,202	2,678,556	2,382,101
Compensation and benefits	196,699	183,853	388,733	345,393
Promotional	78,027	64,349	165,029	118,530
Occupancy and equipment	55,906	41,452	107,018	85,036
Depreciation and amortization	48,453	36,704	93,907	72,203
Interest expense on borrowings	28,755	25,171	55,966	50,230
Brokerage, clearing and exchange	23,362	23,459	45,962	42,823
Amortization of other intangibles	21,168	19,925	42,364	37,356
Professional services	17,290	22,500	36,312	38,125
Communications and data processing	16,223	14,930	31,350	26,923
Loss on extinguishment of debt	—	—	—	24,400
Other	36,261	31,064	73,683	55,964
Total expense	1,826,566	1,736,609	3,718,880	3,279,084
INCOME BEFORE PROVISION FOR INCOME TAXES	212,321	161,649	385,700	326,791
PROVISION FOR INCOME TAXES	51,776	42,548	91,411	78,070
NET INCOME	$160,545	$119,101	$294,289	$248,721
EARNINGS PER SHARE
Earnings per share, basic	$2.01	$1.49	$3.68	$3.11
Earnings per share, diluted	$1.97	$1.46	$3.61	$3.05
Weighted-average shares outstanding, basic	79,947	80,063	79,961	79,880
Weighted-average shares outstanding, diluted	81,410	81,728	81,493	81,608
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)
(Unaudited)

ASSETS	June 30, 2022	December 31, 2021
Cash and equivalents	$700,395	$495,246
Cash segregated under federal or other regulations	863,500	1,496,463
Restricted cash	89,833	80,655
Receivables from clients, net	695,405	578,889
Receivables from brokers, dealers and clearing organizations	71,555	102,503
Advisor loans, net	1,035,158	963,869
Other receivables, net	600,906	581,483
Investment securities	47,695	49,192
Property and equipment, net	726,224	658,841
Goodwill	1,642,468	1,642,443
Other intangibles, net	433,485	455,028
Other assets	829,862	886,988
Total assets	$7,736,486	$7,991,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Client payables	$1,498,374	$1,712,224
Payables to brokers, dealers and clearing organizations	154,909	170,119
Accrued advisory and commission expenses payable	199,691	222,379
Corporate debt and other borrowings, net	2,720,747	2,814,044
Accounts payable and accrued liabilities	363,768	384,025
Other liabilities	954,937	1,018,276
Total liabilities	5,892,426	6,321,067
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 600,000,000 shares authorized; 129,365,714 shares and 128,758,086 shares issued at June 30, 2022 and December 31, 2021, respectively	129	129
Additional paid-in capital	1,879,312	1,841,402
Treasury stock, at cost — 49,427,892 shares and 48,768,145 shares at June 30, 2022 and December 31, 2021, respectively	(2,620,798)	(2,498,600)
Retained earnings	2,585,417	2,327,602
Total stockholders’ equity	1,844,060	1,670,533
Total liabilities and stockholders’ equity	$7,736,486	$7,991,600

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — March 31, 2021	128,137	$128	$1,787,095	48,211	$(2,406,221)	$2,053,319	$1,434,321
Net income	—	—	—	—	—	119,101	119,101
Issuance of common stock to settle restricted stock units	67	—	—	10	(1,453)	—	(1,453)
Cash dividends on common stock - $0.25 per share	—	—	—	—	—	(20,031)	(20,031)
Stock option exercises and other	227	—	9,299	(18)	639	1,295	11,233
Share-based compensation	—	—	11,741	—	—	—	11,741
BALANCE — June 30, 2021	128,431	$128	$1,808,135	48,203	$(2,407,035)	$2,153,684	$1,554,912

			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — March 31, 2022	129,221	$129	$1,861,019	49,160	$(2,569,035)	$2,442,893	$1,735,006
Net income	—	—	—	—	—	160,545	160,545
Issuance of common stock to settle restricted stock units	32	—	—	13	(2,397)	—	(2,397)
Treasury stock purchases	—	—	—	272	(50,005)	—	(50,005)
Cash dividends on common stock - $0.25 per share	—	—	—	—	—	(19,982)	(19,982)
Stock option exercises and other	113	—	3,975	(17)	639	1,961	6,575
Share-based compensation	—	—	14,318	—	—	—	14,318
BALANCE — June 30, 2022	129,366	$129	$1,879,312	49,428	$(2,620,798)	$2,585,417	$1,844,060

			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2020	127,586	127	$1,762,770	48,115	$(2,391,062)	$1,943,019	$1,314,854
Net income	—	—	—	—	—	248,721	248,721
Issuance of common stock to settle restricted stock units	363	—	—	130	(17,483)	—	(17,483)
Cash dividends on common stock - $0.50 per share	—	—	—	—	—	(40,011)	(40,011)
Stock option exercises and other	482	1	21,648	(42)	1,510	1,955	25,114
Share-based compensation	—	—	23,717	—	—	—	23,717
BALANCE — June 30, 2021	128,431	$128	$1,808,135	48,203	$(2,407,035)	$2,153,684	$1,554,912

			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2021	128,758	$129	$1,841,402	48,768	$(2,498,600)	$2,327,602	$1,670,533
Net income	—	—	—	—	—	294,289	294,289
Issuance of common stock to settle restricted stock units	311	—	—	128	(23,359)	—	(23,359)
Treasury stock purchases	—	—	—	564	(100,011)	—	(100,011)
Cash dividends on common stock - $0.50 per share	—	—	—	—	—	(39,995)	(39,995)
Stock option exercises and other	297	—	10,249	(32)	1,172	3,521	14,942
Share-based compensation	—	—	27,661	—	—	—	27,661
BALANCE — June 30, 2022	129,366	$129	$1,879,312	49,428	$(2,620,798)	$2,585,417	$1,844,060

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$294,289	$248,721
Adjustments to reconcile net income to net cash used in operating activities:
Noncash items:
Depreciation and amortization	93,907	72,203
Amortization of other intangibles	42,364	37,356
Amortization of debt issuance costs	2,977	2,750
Share-based compensation	27,661	23,717
Provision for credit losses	7,840	3,357
Deferred income taxes	(305)	(252)
Loss on extinguishment of debt	—	24,400
Loan forgiveness	88,069	62,920
Other	875	(4,341)
Changes in operating assets and liabilities:
Receivables from clients, net	(116,476)	(126,839)
Receivables from brokers, dealers and clearing organizations	30,948	(17,166)
Advisor loans, net	(161,539)	(301,272)
Other receivables, net	(20,325)	(82,414)
Investment securities - trading	3,164	147
Other assets	(50,318)	(49,887)
Client payables	(213,850)	(50,894)
Payables to brokers, dealers and clearing organizations	(15,210)	19,346
Accrued advisory and commission expenses payable	(22,688)	22,500
Accounts payable and accrued liabilities	71,813	(49,158)
Other liabilities	(64,733)	107,051
Operating lease assets	(899)	(979)
Net cash used in operating activities	(2,436)	(58,734)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(149,805)	(84,976)
Acquisitions, net of cash acquired	(19,913)	(243,007)
Purchases of securities classified as held-to-maturity	(4,919)	—
Proceeds from maturities of securities classified as held-to-maturity	2,500	2,500
Net cash used in investing activities	(172,137)	(325,483)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	465,000	695,000
Repayments of revolving credit facilities	(555,000)	(695,000)
Repayment of senior unsecured notes	—	(900,000)
Repayment of senior secured term loans	(5,350)	(5,350)
Proceeds from senior unsecured notes	—	1,300,000
Payment of debt issuance costs	—	(15,929)
Make-whole premium on redemption of senior unsecured notes	—	(25,875)
Payment of contingent consideration	—	(7,298)
Tax payments related to settlement of restricted stock units	(23,359)	(17,483)
Repurchase of common stock	(100,011)	—
Dividends on common stock	(39,995)	(40,011)
Proceeds from stock option exercises and other	14,942	25,114
Principal payment of finance leases and obligations	(290)	(1,185)
Net cash (used in) provided by financing activities	(244,063)	311,983
NET DECREASE IN CASH AND EQUIVALENTS, CASH SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH	(418,636)	(72,234)
CASH AND EQUIVALENTS, CASH SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — Beginning of period	2,072,364	1,799,034
CASH AND EQUIVALENTS, CASH SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — End of period	$1,653,728	$1,726,800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$53,936	$51,611
Income taxes paid	$92,727	$100,594
Cash paid for amounts included in the measurement of operating lease liabilities	$12,052	$10,910
Cash paid for amounts included in the measurement of finance lease liabilities	$4,477	$5,309
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$31,969	$16,013
Lease assets obtained in exchange for operating lease liabilities	$7,837	$—

	June 30,
	2022	2021
Cash and equivalents	$700,395	$906,720
Cash segregated under federal or other regulations	863,500	741,432
Restricted cash	89,833	78,648
Total cash and equivalents, cash segregated under federal or other regulations and restricted cash shown in the statements of cash flows	$1,653,728	$1,726,800
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
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, goodwill and other intangibles, allowance for credit losses on receivables, share-based compensation, accruals for liabilities, income taxes, revenue and expense accruals, and other matters that affect the condensed consolidated financial statements and related disclosures. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for the interim periods presented. Actual results could differ from those estimates under different assumptions or conditions and the differences may be material to the condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

The condensed consolidated financial statements include the accounts of LPLFH and its subsidiaries. Intercompany transactions and balances have been eliminated. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
Condensed Consolidated Financial Statement Presentation Changes
The Company reclassified certain financial statement line items in the consolidated statements of income included in its Annual Report on Form 10-K for the year ended December 31, 2021 to more closely align with industry practice and the Company’s business and to better serve financial statement users. Prior period amounts in the condensed consolidated statements of income have been reclassified to conform to this presentation as follows:
• The Company has disaggregated the activity previously reported in the Transaction and fee line item in Total revenue into its Service and fee and Transaction components; and
• The Company has included Interest expense on borrowings and Loss on extinguishment of debt in Total expense. Previously, these amounts were presented after Total operating expense.
These changes did not impact total net income for the three and six months ended June 30, 2021. The Company also updated the condensed consolidated statement of cash flows for the six months ended June 30, 2021 to conform to changes made to the presentation of the statements of financial condition during the year ended December 31, 2021. See Note 2 - Summary of Significant Accounting Policies in the Company’s 2021 Annual Report on Form 10-K for additional information.

In addition, during the year ended December 31, 2021, the Company concluded that it is acting in a principal capacity for fractional shares held in customer brokerage accounts resulting from the dividend reinvestment program (“DRIP”) that the Company offers. The Company concluded that it should account for these shares as a secured borrowing with underlying financial assets pledged as collateral. The Company corrected its condensed consolidated statement of cash flows for the six months ended June 30, 2021 to reflect the changes in the condensed consolidated statement of financial condition related to this activity in the prior period. As a result, the Company corrected the condensed consolidated statement of cash flows to reflect an increase in the change in other assets line item and an offsetting increase in the change in other liabilities line item of $18.2 million for the six months ended June 30, 2021. This adjustment did not have an impact on earnings, earnings per share, or net cash provided by operating activities in the prior period. The Company has evaluated the impact of the error on previously issued condensed consolidated financial statements and determined, based on consideration of quantitative and qualitative factors, that the impact of the error is immaterial.
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
The Company recognized revenue for services provided to these related parties of $1.4 million and $1.5 million during the three months ended June 30, 2022 and 2021, respectively, and $3.0 million and $2.9 million during the six months ended June 30, 2022 and 2021, respectively. The Company incurred expense for the services provided by these related parties of $0.4 million during both the three months ended June 30, 2022 and 2021, and $2.3 million and $0.8 million during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, receivables from and payables to related parties were not material.
Recently Issued or Adopted Accounting Pronouncements
There are no relevant recently issued accounting pronouncements that would materially impact the Company’s condensed consolidated financial statements and related disclosures. There were no new accounting pronouncements adopted during the six months ended June 30, 2022 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 - REVENUE
Commission
The following table presents total commission revenue disaggregated by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commission revenue
Annuities	$311,263	$305,100	$610,997	$585,876
Mutual funds	168,234	195,688	357,761	368,838
Fixed income	29,013	34,862	54,218	67,024
Equities	29,909	30,517	64,542	69,428
Other	34,957	32,066	71,383	64,296
Total commission revenue	$573,376	$598,233	$1,158,901	$1,155,462
The following table presents sales-based and trailing commission revenue disaggregated by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commission revenue
Sales-based
Annuities	$129,371	$112,619	$236,104	$208,158
Mutual funds	39,522	50,250	87,067	97,529
Fixed income	29,013	34,862	54,218	67,024
Equities	29,909	30,517	64,542	69,428
Other	24,678	21,348	50,893	43,730
Total sales-based revenue	252,493	249,596	492,824	485,869
Trailing
Annuities	181,892	192,481	374,893	377,718
Mutual funds	128,712	145,438	270,694	271,309
Other	10,279	10,718	20,490	20,566
Total trailing revenue	320,883	348,637	666,077	669,593
Total commission revenue	$573,376	$598,233	$1,158,901	$1,155,462

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Asset-Based
The following table sets forth asset-based revenue disaggregated by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Asset-based revenue
Client cash	$154,700	$90,377	$239,416	$187,481
Sponsorship programs	104,593	95,978	205,975	177,690
Recordkeeping	104,304	93,265	214,607	179,155
Total asset-based revenue	$363,597	$279,620	$659,998	$544,326
Service and Fee
The following table sets forth service and fee revenue disaggregated by recognition pattern (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service and fee revenue
Point-in-time(1)	$24,061	$25,283	$55,868	$48,558
Over time(2)	88,741	74,190	169,746	147,739
Total service and fee revenue	$112,802	$99,473	$225,614	$196,297
_______________________________
(1)Service and fee revenue recognized at a point-in-time includes revenue such as IRA termination fees, confirmation fees and account fees.
(2)Service and fee revenue recognized over time includes revenue such as error and omission insurance fees, IRA custodian fees and technology fees.
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. The increase in the unearned revenue balance for the six months ended June 30, 2022 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by $158.5 million of revenue recognized that was included in the unearned revenue balance as of December 31, 2021.
The Company receives cash in advance for advisory services to be performed and conferences to be held in future periods. For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes revenue as the conferences are held.
NOTE 4 - ACQUISITIONS
On April 30, 2021, the Company acquired the wealth management business of Waddell & Reed Financial, Inc. for $300.0 million in order to expand its addressable markets and complement organic growth (the “Waddell & Reed Acquisition”). The Company accounted for the acquisition under the acquisition method of accounting for business combinations. The Company allocated $128.6 million of the purchase price to goodwill, $122.7 million to definite-lived intangible assets, $62.3 million to cash acquired, and the remainder to other assets acquired and liabilities assumed as part of the acquisition. The goodwill primarily includes the synergies expected to result from combining operations and onboarding advisors and assets to the Company’s platform and is deductible for tax purposes. See Note 7 - Goodwill and Other Intangibles, Net, for additional information.

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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the six months ended June 30, 2022 or 2021.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At June 30, 2022 and December 31, 2021, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For negotiable certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At June 30, 2022 and December 31, 2021, the Company did not adjust prices received from the independent third-party pricing services.
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
Fractional Shares — The Company’s investment in fractional shares held by customers is reflected in other assets while the related purchase obligation for such shares is reflected in other liabilities. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its investment in fractional shares held by customers and the related repurchase obligation. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. At June 30, 2022 and December 31, 2021, the Company did not adjust prices received from the independent third-party pricing services.

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
Recurring Fair Value Measurements
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

June 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$72,316	$—	$—	$72,316
Investment securities — trading:
U.S. treasury obligations	24,493	—	—	24,493
Mutual funds	9,820	—	—	9,820
Equity securities	876	—	—	876
Money market funds	126	—	—	126
Other	50	12	—	62
Total investment securities — trading	35,365	12	—	35,377
Other assets:
Deferred compensation plan	437,994	—	—	437,994
Other investments	—	8,458	—	8,458
Fractional shares — investment(1)	102,834	—	—	102,834
Total other assets:	540,828	8,458	—	549,286
Total assets at fair value	$648,509	$8,470	$—	$656,979
Liabilities
Accounts payable and accrued liabilities	$—	$—	$3,690	$3,690
Other liabilities:
Securities sold, but not yet purchased:
Mutual funds	541	—	—	541
Equity securities	208	—	—	208
Debt securities	—	62	—	62
Total securities sold, but not yet purchased	749	62	—	811
Fractional shares — repurchase obligation(1)	102,834	—	—	102,834
Total other liabilities	103,583	62	—	103,645
Total liabilities at fair value	$103,583	$62	$3,690	$107,335
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

June 30, 2022	Carrying Value		Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$628,079		$628,079	$—	$—	$628,079
Cash segregated under federal or other regulations	863,500		863,500	—	—	863,500
Restricted cash	89,833		89,833	—	—	89,833
Receivables from clients, net	695,405		—	695,405	—	695,405
Receivables from brokers, dealers and clearing organizations	71,555		—	71,555	—	71,555
Advisor repayable loans, net(1)	231,249		—	—	199,898	199,898
Other receivables, net	600,906		—	600,906	—	600,906
Investment securities — held-to-maturity securities	12,318		—	12,059	—	12,059
Other assets:
Securities borrowed	6,155		—	6,155	—	6,155
Deferred compensation plan(2)	8,387		8,387	—	—	8,387
Other investments(3)	4,645		—	4,645	—	4,645
Total other assets	19,187		8,387	10,800	—	19,187
Liabilities
Client payables	$1,498,374		$—	$1,498,374	$—	$1,498,374
Payables to brokers, dealers and clearing organizations	154,909		—	154,909	—	154,909
Corporate debt and other borrowings, net	2,720,747	2,720,747	—	2,515,982	—	2,515,982

December 31, 2021	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$483,190	$483,190	$—	$—	$483,190
Cash segregated under federal or other regulations	1,496,463	1,496,463	—	—	1,496,463
Restricted cash	80,655	80,655	—	—	80,655
Receivables from clients, net	578,889	—	578,889	—	578,889
Receivables from brokers, dealers and clearing organizations	102,503	—	102,503	—	102,503
Advisor repayable loans, net(1)	191,242	—	—	176,864	176,864
Other receivables, net	581,483	—	581,483	—	581,483
Investment securities - held-to-maturity securities	9,918	—	9,915	—	9,915
Other assets:
Securities borrowed	9,958	—	9,958	—	9,958
Other investments(3)	4,595	—	4,595	—	4,595
Total other assets	14,553	—	14,553	—	14,553
Liabilities
Client payables	$1,712,224	$—	$1,712,224	$—	$1,712,224
Payables to brokers, dealers and clearing organizations	170,119	—	170,119	—	170,119
Corporate debt and other borrowings, net	2,814,044	—	2,885,536	—	2,885,536
____________________
(1)Includes repayable loans and forgivable loans which have converted to repayable upon advisor termination.
(2)Includes cash balances awaiting investment or distribution to plan participants.
(3)Other investments include Depository Trust Company common shares and Federal Reserve stock.

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

The following table summarizes investment securities (in thousands):

	June 30, 2022	December 31, 2021
Trading securities - at fair value:
U.S. treasury obligations	$24,493	$19,599
Mutual funds	9,820	19,112
Equity securities	876	440
Money market funds	126	123
Other	62	—
Total trading securities	$35,377	$39,274
Held-to-maturity securities - at amortized cost:
U.S. government notes	$12,318	$9,918
Total held-to-maturity securities	$12,318	$9,918
Total investment securities	$47,695	$49,192
At June 30, 2022, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	After ten years	Total
U.S. government notes — at amortized cost	$5,545	$6,773	$—	$—	$12,318
U.S. government notes — at fair value	$5,483	$6,576	$—	$—	$12,059

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 - GOODWILL AND OTHER INTANGIBLES, NET
On April 30, 2021, the Company completed the Waddell & Reed Acquisition. The Company allocated $128.6 million of the purchase price to goodwill, $122.7 million to definite-lived intangible assets, $62.3 million to cash acquired, and the remainder to other assets acquired and liabilities assumed as part of the Waddell & Reed Acquisition. The intangible assets are comprised primarily of advisor relationships with a weighted average useful life of approximately 9 years. See Note 4 - Acquisitions, for additional information.
The components of other intangibles, net were as follows at June 30, 2022 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and financial institution relationships	5.5	$806,372	$(509,294)	$297,078
Product sponsor relationships	3.7	234,086	(191,210)	42,876
Client relationships	7.9	66,603	(25,306)	41,297
Technology	5.9	19,040	(6,625)	12,415
Trade names	0.0	1,200	(1,200)	—
Total definite-lived intangible assets, net		$1,127,301	$(733,635)	$393,666
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$433,485
_______________________________
(1)Definite-lived intangibles, net includes the impact of immaterial acquisitions during the period presented that were made in the normal course of business.
The components of other intangibles, net were as follows at December 31, 2021 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net:
Advisor and financial institution relationships	5.9	$806,531	$(476,000)	$330,531
Product sponsor relationships	4.1	234,086	(185,255)	48,831
Client relationships	7.2	45,623	(23,379)	22,244
Technology	6.4	19,040	(5,477)	13,563
Trade names	0.3	1,200	(1,160)	40
Total definite-lived intangibles, net		$1,106,480	$(691,271)	$415,209
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$455,028

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Total amortization of intangible assets was $21.2 million and $19.9 million for the three months ended June 30, 2022 and 2021, respectively, and $42.4 million and $37.4 million for the six months ended June 30, 2022 and 2021, respectively. Future amortization is estimated as follows (in thousands):

2022 - remainder	$43,088
2023	81,852
2024	81,080
2025	72,707
2026	34,450
Thereafter	80,489
Total	$393,666

NOTE 8 - OTHER ASSETS AND OTHER LIABILITIES

The components of other assets and other liabilities were as follows (thousands):

	June 30, 2022	December 31, 2021
Other assets:
Deferred compensation	$446,381	$499,548
Prepaid assets	119,846	115,018
Fractional shares — investment(1)	102,834	114,574
Operating lease assets	97,656	95,075
Debt issuance costs, net	6,378	7,303
Deferred income taxes, net	5,953	5,648
Other	50,814	49,822
Total other assets	$829,862	$886,988

Other liabilities:
Deferred compensation	$446,356	$499,245
Unearned revenue(2)	166,862	160,926
Operating lease liabilities	131,986	130,304
Finance lease liabilities	105,777	106,067
Fractional shares — repurchase obligation(1)	102,834	114,574
Other	1,122	7,160
Total other liabilities	$954,937	$1,018,276
_______________________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s DRIP program.
(2)See Note 3 - Revenue for further information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 - CORPORATE DEBT AND OTHER BORROWINGS, NET
The Company’s outstanding corporate debt and other borrowings, net were as follows (in thousands):

	June 30, 2022			December 31, 2021
Corporate Debt	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan B(1)	$1,043,250	LIBOR+175 bps	2.81%	$1,048,600	LIBOR+175 bps	1.85%	11/12/2026
2027 Senior Notes(1)	400,000	Fixed Rate	4.63%	400,000	Fixed Rate	4.63%	11/15/2027
2029 Senior Notes(1)	900,000	Fixed Rate	4.00%	900,000	Fixed Rate	4.00%	3/15/2029
2031 Senior Notes(1)	400,000	Fixed Rate	4.38%	400,000	Fixed Rate	4.38%	5/15/2031
Total Corporate Debt	2,743,250			2,748,600
Less: Unamortized Debt Issuance Cost	(22,503)			(24,556)
Corporate debt, net	$2,720,747			$2,724,044
Other Borrowings
Revolving Credit Facility(2)	—	LIBOR+125 bps	3.04%	55,000	ABR+25 bps	3.50%	3/15/2026
Unsecured, Uncommitted Lines of Credit	—	Broker Base Rate+75 bps	1.00%	35,000	Broker Base Rate+75 bps	1.00%	9/30/2022
Total other borrowings	$—			$90,000
Corporate Debt and Other Borrowings, Net	$2,720,747			$2,814,044
_______________________________
(1)No leverage or interest coverage maintenance covenants.
(2)Borrowings bear interest at a rate per annum ranging from 125 to 175 basis points over the Eurodollar Rate or 25 to 75 basis points over the base rate (PRIME rate), depending on the Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement).
The following table presents amounts outstanding and available under the Company’s external lines of credit at June 30, 2022 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	March 2026	$—	$1,000
Broker-dealer revolving credit facility(1)	LPL Financial LLC	July 2024	$—	$300
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2022	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2022	$—	$50
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
_________________________
(1)On August 4, 2022, LPL Financial LLC entered into a committed senior unsecured revolving credit facility that matures on August 3, 2023 and allows for a maximum borrowing of $1.0 billion. This credit facility replaced the $300.0 million committed senior unsecured revolving credit facility that was scheduled to mature on July 31, 2024.
Outstanding balances under our external lines of credit at December 31, 2021 were repaid in January 2022. There were no borrowings outstanding under the Company’s external lines of credit at June 30, 2022.
Issuance of 2031 Senior Notes
LPLH raised $400.0 million in aggregate principal amount of 4.375% senior notes on May 18, 2021, which were issued at par (“2031 Senior Notes”). The Company used the proceeds from the issuance to repay borrowings made under the senior secured revolving credit facility related to the Waddell & Reed Acquisition. In connection with the issuance of the 2031 Senior Notes, the Company incurred $3.8 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Issuance of 2029 Senior Notes
LPLH raised $900.0 million in aggregate principal amount of 4.00% senior notes on March 15, 2021, which were issued at par (“2029 Senior Notes”). The Company used the proceeds from the issuance of the 2029 Senior Notes, along with existing Corporate Cash available, to redeem its existing 5.75% senior unsecured notes due in 2025. In connection with this redemption, the Company recognized $24.4 million as a loss on extinguishment of debt on the condensed consolidated statement of income for the six months ended June 30, 2021. In connection with the issuance of the 2029 Senior Notes, the Company incurred $9.0 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition.
Credit Agreement
On March 15, 2021, LPLFH and LPLH entered into a fifth amendment agreement (the “Amendment”) to the Company’s amended and restated credit agreement (“Credit Agreement”), which, among other things, increased the size of its senior secured revolving credit facility to $1.0 billion and extended its maturity date. In connection with the execution of the Amendment, the Company incurred $3.2 million in costs, which are capitalized as debt issuance costs in the condensed consolidated statements of financial condition. The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of June 30, 2022, the Company was in compliance with such covenants.
Parent Revolving Credit Facility
Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 125 to 175 basis points over the Eurodollar Rate or 25 to 75 basis points over the base rate, depending on the Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement).
Broker-Dealer Revolving Credit Facility
On July 31, 2019, LPL Financial, the Company’s broker-dealer subsidiary, entered into a committed, unsecured revolving credit facility that matures on July 31, 2024 and allows for a maximum borrowing of up to $300.0 million. Borrowings bear interest at a rate per annum ranging from 112.5 to 137.5 basis points over the Federal Funds Rate or Eurodollar Rate, depending on the Parent Leverage Ratio (each as defined in the broker-dealer credit agreement). The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of June 30, 2022.
Other External Lines of Credit
LPL Financial maintained five uncommitted lines of credit as of June 30, 2022. Two of the lines have unspecified limits, which are primarily dependent on LPL Financial’s ability to provide sufficient collateral. The other three lines have a total limit of $200.0 million, which allow for uncollateralized borrowings.
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
Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded loan commitments at June 30, 2022 or December 31, 2021.
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
Self-Insurance
The Company has self-insurance for certain potential liabilities through the Captive Insurance Subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and actuarial assumptions and estimates. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends, so there are particular complexities and uncertainties involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured. As of June 30, 2022 and December 31, 2021, these self-insurance liabilities were $73.7 million and $67.2 million, respectively, and are included in Accounts payable and accrued liabilities in the condensed consolidated statements of financial condition. The increase in self-insurance liabilities during the six months ended June 30, 2022 was driven by $18.2 million of additional reserves for claims that had been incurred but not reported, which were partially offset by $11.7 million of payments made during the period. Self-insurance related charges are included in Other expense in the condensed consolidated statements of income.
Other Commitments
As of June 30, 2022, the Company had approximately $523.6 million of client margin loans that were collateralized with securities having a fair value of approximately $733.1 million that LPL Financial can repledge, loan or sell. Of these securities, approximately $65.1 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of June 30, 2022, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $668.0 million of client collateral.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment securities on the condensed consolidated statements of financial condition include $4.5 million and $4.6 million of trading securities pledged to the Options Clearing Corporation at June 30, 2022 and December 31, 2021, respectively, and $20.0 million and $15.0 million of trading securities pledged to the National Securities Clearing Corporation at June 30, 2022 and December 31, 2021, respectively.
NOTE 11 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s Board of Directors as well as certain limits under the Credit Agreement and the indentures governing the Company’s senior unsecured notes (the “Indentures”). Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2022		2021
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$20.0	$0.25	$20.0
Second quarter	$0.25	$20.0	$0.25	$20.0
Share Repurchases
The Company engages in share repurchase programs, which are approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in Treasury stock on the condensed consolidated statements of financial condition.
The Company resumed share repurchases in the third quarter of 2021, and during the six months ended June 30, 2022 repurchased 564,522 shares of common stock at a weighted-average price of $177.16 for a total of $100.0 million. As of June 30, 2022, the Company had $159.8 million remaining under the existing share repurchase program. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement, the Indentures and the Company’s general working capital needs.
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
There were 17,754,197 shares authorized for grant under the 2021 Plan and 13,777,931 shares remaining available for future issuance at June 30, 2022.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options and Warrants
The following table summarizes the Company’s stock option and warrant activity as of and for the six months ended June 30, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2021	1,204,420	$45.65
Granted	—	$—
Exercised	(295,318)	$34.60
Forfeited and Expired	(1,433)	$77.53
Outstanding — June 30, 2022	907,669	$49.20	4.49	$122,792
Exercisable — June 30, 2022	907,669	$49.20	4.49	$122,792
Exercisable and expected to vest — June 30, 2022	907,669	$49.20	4.49	$122,792
The following table summarizes information about outstanding stock options and warrants as of June 30, 2022:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	148,450	$19.85	3.64	148,450	$19.85
$25.01 - $35.00	93,510	$29.09	0.49	93,510	$29.09
$35.01 - $45.00	221,804	$39.48	4.70	221,804	$39.48
$45.01 - $65.00	76,442	$48.95	2.31	76,442	$48.95
$65.01 - $75.00	166,223	$65.50	5.65	166,223	$65.50
$75.01 - $80.00	201,240	$77.53	6.62	201,240	$77.53
	907,669	$49.20	4.49	907,669	$49.20
The Company has not granted stock options or warrants since 2019. The Company recognized no share-based compensation related to the vesting of stock options during the three months ended June 30, 2022, $0.7 million during the three months ended June 30, 2021, and $0.2 million and $1.5 million during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was no unrecognized compensation cost related to non-vested stock options as the remaining share-based compensation expense was recognized during the three months ended March 31, 2022.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, as of and for the six months ended June 30, 2022:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2021	1,051	$156.54	915,907		$111.10
Granted	1,864	$173.78	357,658		$187.16
Vested	(2,101)	$165.16	(311,334)		$104.31
Forfeited	—	$—	(45,080)		$141.01
Outstanding — June 30, 2022	814	$173.78	917,151	(1)	$141.59
Expected to vest — June 30, 2022	814	$173.78	783,476		$147.46
_______________________________
(1)    Includes 82,080 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $12.8 million and $9.9 million of share-based compensation related to the vesting of these restricted stock awards and stock units during the three months ended June 30, 2022 and 2021, respectively, and $24.7 million and $20.1 million during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, total unrecognized compensation cost for restricted stock awards and stock units was $83.0 million, which is expected to be recognized over a weighted-average remaining period of 2.22 years.
The Company also grants restricted stock units to its advisors and to financial institutions. The Company recognized share-based compensation of $0.6 million related to the vesting of these awards during both the three months ended June 30, 2022 and 2021 and $1.2 million during both the six months ended June 30, 2022 and 2021. As of June 30, 2022, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $3.5 million, which is expected to be recognized over a weighted-average remaining period of 1.83 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$160,545	$119,101	$294,289	$248,721

Basic weighted-average number of shares outstanding	79,947	80,063	79,961	79,880
Dilutive common share equivalents	1,463	1,665	1,532	1,728
Diluted weighted-average number of shares outstanding	81,410	81,728	81,493	81,608

Basic earnings per share	$2.01	$1.49	$3.68	$3.11
Diluted earnings per share	$1.97	$1.46	$3.61	$3.05
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the six months ended June 30, 2022 and 2021, stock options, warrants and stock units representing common share equivalents of 2,001 shares and 2,604 shares, respectively, were anti-dilutive.
NOTE 14 - NET CAPITAL AND REGULATORY REQUIREMENTS
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also provide that the broker-dealer’s capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and, as of June 30, 2022, had net capital of $156.9 million, which was $141.5 million in excess of its minimum net capital requirement of $15.4 million.
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
As of June 30, 2022 and December 31, 2021, LPL Financial and PTC met all capital adequacy requirements to which they were subject.
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
NOTE 16 - SUBSEQUENT EVENTS
The Company’s Board of Directors declared a cash dividend of $0.25 per share on the Company’s outstanding common stock to be paid on August 31, 2022 to all stockholders of record on August 17, 2022.

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
As of June 30, 2022, the fair value of our trading securities was $35.4 million and securities sold, but not yet purchased were $0.8 million. The fair value of securities included within other assets was $549.3 million as of June 30, 2022. See Note 5 - Fair Value Measurements, within the notes to the condensed consolidated financial statements for information regarding the fair value of investment securities; securities sold, but not yet purchased; and other assets associated with our client facilitation activities.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of June 30, 2022, $1.0 billion of our outstanding debt was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income given revenue generated by our client cash balances, which is generally subject to the same, but off-setting, interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at June 30, 2022	Annual Impact of an Interest Rate(†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Corporate Debt and Other Borrowings		Points	Points	Points	Points
Term Loan B	$1,043,250	$1,037	$2,591	$5,183	$10,366
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
As of June 30, 2022, we offered our advisors and their clients two insured bank sweep vehicles and a money market program, including money market accounts as well as the ability to participate in purchased money market funds, that are interest rate sensitive. Our sweep vehicles include an (1) insured cash account (“ICA”) for individuals, trusts, sole proprietorships and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts and other organizations and (2) an insured deposit cash account (“DCA”) for advisory individual retirement accounts. While clients earn interest on deposits in ICA and DCA, we earn a fee. The fees we earn from cash held in ICAs are based primarily on prevailing interest rates in the current interest rate environment. The fees we earn from DCAs are calculated as a per account fee, and such fees increase as the federal funds target rate increases, subject to a cap. The fees we earn on cash balances in our advisors’ clients’ accounts in our money market program, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the bank deposit sweep vehicles are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the insured bank deposit sweep vehicles relative to other products into which clients may move cash balances.
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
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the three and six months ended June 30, 2022 and 2021. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Regulatory and Legal Risk
The regulatory environment in which we operate is discussed in detail within Part I, “Item 1. Business” in our 2021 Annual Report on Form 10-K. In recent years, and during the periods presented in this Quarterly Report on Form 10-Q, we have observed the SEC, FINRA, U.S. Department of Labor and state regulators broaden the scope, frequency and depth of their examinations and inquiries to include greater emphasis on the quality, consistency and oversight of our compliance systems and programs. Please consult the “Risks Related to Our Regulatory Environment” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K for more information about the risks associated with operating within our regulatory environment, pending regulatory matters and the potential related effects on our operations.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (millions)(1)
April 1, 2022 through April 30, 2022	114,137	$194.61	114,137	$187.5
May 1, 2022 through May 31, 2022	158,222	$175.66	158,222	$159.8
June 1, 2022 through June 30, 2022	—	$—	—	$159.8
Total	272,359		272,359
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

LPL Financial Holdings Inc.
Date:	August 4, 2022	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	August 4, 2022	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer

Date:	August 4, 2022	By:	/s/ BRENT B. SIMONICH
Brent B. Simonich
Chief Accounting Officer