Form 10-Q
period 2022-09-30
LPL Financial Holdings Inc.
filed 2022-11-01
CIK 1397911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
☐ Yes   ☒ No
The number of shares of Common Stock, par value $0.001 per share, outstanding as of October 26, 2022 was 79,600,382.

i

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (“Exchange Act”), with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public on the SEC’s website at sec.gov.
We post the following filings to our website at lpl.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Copies of all such filings are available free of charge by request via email (investor.relations@lpl.com), telephone ((617) 897-4574) or mail (LPL Financial Investor Relations at 1055 LPL Way, Fort Mill, SC 29715). The information contained or incorporated on our website is not a part of this Quarterly Report on Form 10-Q.
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
•market and macroeconomic trends;
•projected savings and anticipated improvements to the Company’s operating model, services and technologies as a result of its investments, initiatives, programs and acquisitions; and
•any other statements that are not related to present facts or current conditions, or that are not purely historical, constitute forward-looking statements.

These forward-looking statements reflect the Company’s expectations and objectives as of November 1, 2022. The words “anticipates,” “believes,” “expects,” “may,” “plans,” “predicts,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the expectations or objectives expressed or implied by the Company will be achieved. The achievement of such expectations and objectives involves risks and uncertainties that may cause actual results, levels of activity or the timing of events to differ materially from the expressed or implied expectations of the forward-looking statements. Important factors that could cause or contribute to such differences include:
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
•the effects of the coronavirus disease 2019 (“COVID-19”) pandemic, including efforts to contain it; and
•the other factors set forth in the Company’s most recent Annual Report on Form 10-K, as may be amended or updated in the Company’s Quarterly Reports on Form 10-Q.

Except as required by law, the Company specifically disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report on Form 10-Q, and you should not rely on statements contained herein as representing the Company’s view as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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
Corporate Cash: A component of cash and equivalents that includes the sum of cash and equivalents from the following: (1) cash and equivalents held at LPL Holdings, Inc., (2) cash and equivalents held at regulated subsidiaries as defined by the Company’s Credit Agreement (as defined below), which include LPL Financial LLC and The Private Trust Company N.A., in excess of the capital requirements of the Company’s Credit Agreement (as defined below), which, in the case of LPL Financial LLC, is net capital in excess of 10% of its aggregate debits, or five times the net capital required in accordance with the Uniform Net Capital Rule (as defined below), and (3) cash and equivalents held at non-regulated subsidiaries.
Credit Agreement: The Company’s amended and restated credit agreement.
Credit Agreement EBITDA: A non-GAAP financial measure defined in the Credit Agreement as “Consolidated EBITDA,” which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles, and is further adjusted to exclude certain non-cash charges and other adjustments (including unusual or non-recurring charges) and gains, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions.
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
LPL serves the advisor-mediated advice marketplace as the nation’s largest independent broker-dealer, a leading investment advisory firm and a top custodian. We support more than 21,000 financial advisors, including advisors at approximately 1,100 institution-based investment programs and at approximately 500 registered investment advisor (“RIA”) firms nationwide, providing the front-, middle- and back-office support our clients need to serve the large and growing market for comprehensive financial advice from an advisor. We offer a customizable platform of integrated technology, brokerage and advisory platforms, digital capabilities, clearing and compliance services, business services, planning and advice services and strategic growth resources to help our clients run their perfect practices.
We are steadfast in our commitment to the advisor-centered model and the belief that investors deserve access to personalized guidance from a financial advisor. We believe advisors should have the freedom to manage their client relationships because they know their clients best. We believe investors achieve better outcomes when working with a financial advisor. We strive to make it easy for advisors to do what is best for their clients by promoting freedom and choice through access to a wide range of diligently evaluated non-proprietary products while protecting advisors and clients.
We believe that we are the only company that offers the unique combination of an integrated technology platform, comprehensive self-clearing services and access to a wide range of curated non-proprietary products, all delivered in an environment unencumbered by conflicts from product manufacturing, underwriting and market-making.
Our Sources of Revenue
Our revenue is derived primarily from fees and commissions from products and advisory services offered by our advisors to their clients, a substantial portion of which we pay out to our advisors, as well as fees we receive from our advisors for the use of our technology, custody, clearing, trust and reporting platforms. We also generate asset-based revenue through our insured bank sweep vehicles, money market sweep balances and the access we provide to a variety of product providers with the following product lines:

• Alternative Investments	• Retirement Plan Products
• Annuities	• Separately Managed Accounts
• Exchange Traded Products	• Structured Products
• Insurance Based Products	• Unit Investment Trusts
• Mutual Funds
Under our self-clearing platform, we custody the majority of client assets invested in these financial products, for which we provide statements, transaction processing and ongoing account management. In return for these services, mutual funds, insurance companies, banks and other financial product sponsors pay us fees based on asset levels or number of accounts managed. We also earn interest from margin loans made to our advisors’ clients, cash and equivalents segregated under federal or other regulations and loans made to our advisors, which is included in Interest income, net in the condensed consolidated statements of income. A portion of our revenue is not asset-based or correlated with the equity financial markets.
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

Significant Events
Board of Directors approves a $2 billion increase to the Company’s existing share repurchase authorization beginning in 2023
On September 21, 2022, the Board of Directors authorized a $2.1 billion increase to the amount available for repurchases of the Company’s issued and outstanding common shares, with a portion to be used in the fourth quarter of 2022 and $2 billion available for repurchases beginning in 2023. As of September 30, 2022, the Company had $2.15 billion remaining under its existing share repurchase program.
Implemented client cash account (“CCA”) as primary sweep overflow vehicle
During the third quarter, the Company implemented CCA, its cash product held at LPL Financial LLC, as the primary sweep overflow vehicle for funds in excess of capacity in its third-party sweep program. The Company places sweep overflow that cannot be allocated to its insured cash account (“ICA”) product into the CCA. These deposits are either placed in third-party bank accounts or are invested in short-term U.S. treasury bills, both of which are segregated under federal or other regulations. Interest earned on these cash and equivalents is included in the Interest income, net line item on the Company’s condensed consolidated statements of income.
Executive Summary
Financial Highlights
Results for the third quarter of 2022 included net income of $232.3 million, or $2.86 per diluted share, which compares to $103.1 million, or $1.26 per diluted share, for the third quarter of 2021.
Asset Trends
Total advisory and brokerage assets served were $1.0 trillion at September 30, 2022, compared to $1.1 trillion for the same period in 2021. Total net new assets were $19.9 billion for the three months ended September 30, 2022, compared to $29.0 billion for the same period in 2021.
Net new advisory assets were $11.0 billion for the three months ended September 30, 2022, compared to $21.7 billion for the same period in 2021. Advisory assets were $542.6 billion, or 52% of total advisory and brokerage assets served, at September 30, 2022, down 9% from $594.0 billion at September 30, 2021.
Net new brokerage assets were $8.9 billion for the three months ended September 30, 2022, compared to $7.3 billion for the same period in 2021. Brokerage assets were $495.8 billion at September 30, 2022, down 8% from $538.6 billion at September 30, 2021.
Gross Profit Trends
Gross profit, a non-GAAP financial measure, was $837.7 million for the three months ended September 30, 2022, and increased 33% from $631.1 million for the three months ended September 30, 2021. See the “Key Performance Metrics” section for additional information on gross profit.
Common Stock Dividends and Share Repurchases
During the three months ended September 30, 2022, we paid shareholders cash dividends of $20.0 million and repurchased 365,679 of our outstanding shares for a total of $75.0 million.

Key Performance Metrics
We focus on several key metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. Our key operating, business and financial metrics are as follows:

	As of and for the Three Months Ended
	September 30,	June 30,	September 30,
Operating Metrics (dollars in billions)(1)	2022	2022	2021
Advisory and Brokerage Assets(2)
Advisory assets	$542.6	$558.6	$594.0
Brokerage assets	495.8	506.0	538.6
Total Advisory and Brokerage Assets	$1,038.4	$1,064.6	$1,132.6
Advisory as a % of total Advisory and Brokerage Assets	52.3%	52.5%	52.4%

Net New Assets(3)
Net new advisory assets	$11.0	$11.4	$21.7
Net new brokerage assets	8.9	25.8	7.3
Total Net New Assets	$19.9	$37.2	$29.0

Organic Net New Assets(4)
Organic net new advisory assets	$11.0	$11.4	$21.1
Organic net new brokerage assets	8.9	25.8	5.6
Total Organic Net New Assets	$19.9	$37.2	$26.7

Organic advisory net new assets annualized growth(5)	7.9%	7.3%	15.6%
Total organic net new assets annualized growth(5)	7.5%	12.8%	10.2%

Client Cash Balances(6)
Insured cash account sweep	$47.7	$40.8	$30.5
Deposit cash account sweep	12.7	12.3	8.6
Total Bank Sweep	60.3	53.1	39.0
Money market sweep	3.2	15.0	9.9
Total Client Cash Sweep Held by Third Parties	63.5	68.1	48.9
Client cash account	3.3	1.5	1.6
Total Client Cash Balances	$66.8	$69.6	$50.5
Client Cash Balances as a % of Total Assets	6.4%	6.5%	4.5%

Net buy (sell) activity(7)	$20.3	$5.3	$17.6

	As of and for the Three Months Ended
	September 30,	June 30,	September 30,
Business and Financial Metrics (dollars in millions)	2022	2022	2021
Advisors	21,044	20,871	19,627
Average total assets per advisor(8)	$49.3	$51.0	$57.7
Employees	6,141	6,099	5,421

Share repurchases	$75.0	$50.0	$40.0
Dividends	$20.0	$20.0	$20.1
Leverage ratio(9)	1.72	2.09	2.18

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Metrics (dollars in millions, except per share data)	2022	2021	2022	2021
Total revenue	$2,163.1	$2,020.8	$6,267.6	$5,626.6
Net income	$232.3	$103.1	$526.6	$351.8
Earnings per share (“EPS”), diluted	$2.86	$1.26	$6.47	$4.30
Non-GAAP Financial Metrics (dollars in millions, except per share data)
EPS prior to amortization of intangible assets and acquisition costs(10)	$3.13	$1.77	$7.33	$5.38
Gross profit(11)	$837.7	$631.1	$2,217.7	$1,812.1
EBITDA(12)	$414.2	$225.0	$992.2	$711.6
Core G&A(13)	$298.0	$270.9	$864.9	$758.8
_______________________________
(1)Totals may not foot due to rounding.
(2)Consists of total advisory and brokerage assets under custody at the Company’s broker-dealer subsidiary, LPL Financial LLC (“LPL Financial”), and Waddell & Reed, LLC. As of September 30, 2022, there were no assets under custody at Waddell & Reed, LLC. Please consult the “Results of Operations” section for a tabular presentation of advisory and brokerage assets.
(3)Consists of total client deposits into advisory or brokerage accounts less total client withdrawals from advisory or brokerage accounts, plus dividends, plus interest, minus advisory fees. We consider conversions from and to brokerage or advisory accounts as deposits and withdrawals, respectively.
(4)Prior to Q4 2021, organic net new assets do not include the assets of Waddell & Reed, LLC.
(5)Calculated as annualized current period organic net new assets divided by preceding period assets in their respective categories of advisory assets or total advisory and brokerage assets. Prior to Q4 2021, organic net new assets growth rates do not include the assets of Waddell & Reed, LLC.
(6)During the second quarter of 2022, the Company updated its definition of client cash balances to include CCA and exclude purchased money market funds. CCA balances include cash that clients have deposited with LPL Financial that is included in Client payables in the condensed consolidated statements of financial condition. Prior period disclosures have been updated to reflect this change as applicable.
(7)Represents the amount of securities purchased less the amount of securities sold in client accounts custodied with LPL Financial.
(8)Calculated based on the end of period total advisory and brokerage assets divided by the end of period advisor count.

(9)The leverage ratio is a financial metric from our Credit Agreement and is calculated by dividing Credit Agreement net debt, which equals consolidated total debt less Corporate Cash, by Credit Agreement EBITDA. Credit Agreement EBITDA, a non-GAAP measure, is defined by the Credit Agreement as “Consolidated EBITDA,” which is Consolidated Net Income (as defined in the Credit Agreement) plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles, and is further adjusted to exclude certain non-cash charges and other adjustments (including unusual or non-recurring charges) and gains, and to include future expected cost savings, operating expense reductions or other synergies from certain transactions. Please consult the “Debt and Related Covenants” section for more information. Below are reconciliations of corporate debt and other borrowings to Credit Agreement net debt as of the dates below and net income to EBITDA and Credit Agreement EBITDA for the trailing twelve month periods presented below (in millions):

	September 30,	June 30,	September 30,
Credit Agreement Net Debt Reconciliation	2022	2022	2021
Corporate debt and other borrowings	$2,740.6	$2,743.3	$2,751.3
Corporate cash(14)	(424.3)	(241.5)	(265.7)
Credit Agreement Net Debt(†)	$2,316.3	$2,501.8	$2,485.6

	September 30,	June 30,	September 30,
EBITDA and Credit Agreement EBITDA Reconciliation	2022	2022	2021
Net income	$634.7	$505.4	$463.3
Interest expense on borrowings	116.3	110.2	102.3
Provision for income taxes	194.3	154.8	147.3
Depreciation and amortization	186.4	173.1	139.3
Amortization of other intangibles	85.4	84.3	76.2
EBITDA(†)	$1,217.0	$1,027.8	$928.3
Credit Agreement Adjustments:
Acquisition costs and other	$58.8	$86.9	$81.4
Employee share-based compensation expense	47.4	45.8	39.8
M&A accretion(15)	18.7	32.1	65.4
Advisor share-based compensation expense	2.5	2.3	2.3
Loss on extinguishment of debt	—	—	24.4
Credit Agreement EBITDA(†)	$1,344.5	$1,194.9	$1,141.6

	September 30,	June 30,	September 30,
	2022	2022	2021
Leverage Ratio	1.72	2.09	2.18
_______________________________
(†)    Totals may not foot due to rounding.
(10)EPS prior to amortization of intangible assets and acquisition costs is a non-GAAP financial measure defined as adjusted net income, a non-GAAP financial measure defined as net income plus the after-tax impact of amortization of other intangibles and acquisition costs, divided by the weighted average number of diluted shares outstanding for the applicable period. The Company presents adjusted net income and EPS prior to amortization of intangible assets and acquisition costs because management believes that these metrics can provide investors with useful insight into the Company’s core operating performance by excluding non-cash items and acquisition costs that management does not believe impact the Company’s ongoing operations. Adjusted net income and EPS prior to amortization of intangible assets and acquisition costs are not measures of the Company's financial performance under GAAP and should not be considered as alternatives to net income, earnings per diluted share or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income and earnings per diluted share to adjusted net income and EPS prior to amortization of intangible assets and acquisition costs for the periods presented (in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Adjusted net income / EPS prior to amortization of intangible assets and acquisition costs Reconciliation	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income / earnings per diluted share	$232.3	$2.86	$103.1	$1.26	$526.6	$6.47	$351.8	$4.30
Amortization of other intangibles	22.7	0.28	21.5	0.26	65.0	0.80	58.9	0.72
Acquisition costs(16)	7.5	0.09	35.9	0.44	29.7	0.36	62.1	0.76
Tax benefit	(7.9)	(0.10)	(15.4)	(0.19)	(24.9)	(0.30)	(32.4)	(0.40)
Adjusted net income / EPS prior to amortization of intangible assets and acquisition costs(†)	$254.6	$3.13	$145.1	$1.77	$596.4	$7.33	$440.4	$5.38
Weighted-average shares outstanding, diluted	81.3		81.8		81.4		81.8
_______________________________
(†)    Totals may not foot due to rounding.

(11)Gross profit is a non-GAAP financial measure defined as total revenue less advisory and commission expense and brokerage, clearing and exchange expense. All other expense categories, including depreciation and amortization of property and equipment and amortization of other intangibles, are considered by management to be general and administrative in nature. Because our gross profit amounts do not include any depreciation and amortization expense, we consider our gross profit amounts to be non-GAAP financial measures that may not be comparable to those of others in our industry. We believe that gross profit amounts can provide investors with useful insight into our core operating performance before indirect costs that are general and administrative in nature. Below is a calculation of gross profit for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Profit	2022	2021	2022	2021
Total revenue	$2,163.1	$2,020.8	$6,267.6	$5,626.6
Advisory and commission expense	1,304.5	1,366.8	3,983.1	3,748.9
Brokerage, clearing and exchange expense	20.9	22.8	66.8	65.7
Gross Profit(†)	$837.7	$631.1	$2,217.7	$1,812.1
_______________________________
(†)    Totals may not foot due to rounding.
(12)EBITDA is a non-GAAP financial measure defined as net income plus interest expense on borrowings, provision for income taxes, depreciation and amortization, and amortization of other intangibles. The Company presents EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA is not a measure of the Company's financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. Below is a reconciliation of net income to EBITDA for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
EBITDA Reconciliation	2022	2021	2022	2021
Net income	$232.3	$103.1	$526.6	$351.8
Interest expense on borrowings	33.2	27.1	89.2	77.3
Provision for income taxes	74.4	34.9	165.8	113.0
Depreciation and amortization	51.7	38.4	145.6	110.6
Amortization of other intangibles	22.7	21.5	65.0	58.9
EBITDA(†)	$414.2	$225.0	$992.2	$711.6
_______________________________
(†)    Totals may not foot due to rounding.

(13)Core G&A is a non-GAAP financial measure defined as total expense less the following expenses: advisory and commission; depreciation and amortization; interest expense on borrowings; brokerage, clearing and exchange; amortization of other intangibles; loss on extinguishment of debt; promotional; acquisition costs; employee share-based compensation; and regulatory charges. Management presents core G&A because it believes core G&A reflects the corporate expense categories over which management can generally exercise a measure of control, compared with expense items over which management either cannot exercise control, such as advisory and commission expense, or which management views as promotional expense necessary to support advisor growth and retention, including conferences and transition assistance. Core G&A is not a measure of the Company’s total expense as calculated in accordance with GAAP. Below is a reconciliation of the Company’s total expense to core G&A for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Core G&A Reconciliation	2022	2021	2022	2021
Total expense	$1,856.3	$1,882.8	$5,575.2	$5,161.9
Advisory and commission	1,304.5	1,366.8	3,983.1	3,748.9
Depreciation and amortization	51.7	38.4	145.6	110.6
Interest expense on borrowings	33.2	27.1	89.2	77.3
Brokerage, clearing and exchange	20.9	22.8	66.8	65.7
Amortization of other intangibles	22.7	21.5	65.0	58.9
Loss on extinguishment of debt	—	—	—	24.4
Total G&A(†)	423.4	406.2	1,225.6	1,076.1
Promotional (ongoing)(16)(17)	98.7	83.6	269.9	201.9
Employee share-based compensation	11.4	9.8	37.8	32.3
Acquisition costs(16)	7.5	35.9	29.7	62.1
Regulatory charges	7.8	6.0	23.2	21.0
Core G&A(†)	$298.0	$270.9	$864.9	$758.8
_______________________________
(†)    Totals may not foot due to rounding.

(14)See the “Liquidity and Capital Resources” section for additional information about Corporate Cash.
(15)M&A accretion is an adjustment to reflect the annualized expected run rate EBITDA of an acquisition as permitted by the Credit Agreement for up to eight fiscal quarters following the close of the transaction.
(16)Acquisition costs include the costs to setup, onboard and integrate acquired entities. The below table summarizes the primary components of acquisition costs for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Acquisition costs	2022	2021	2022	2021
Compensation and benefits	$4.7	$14.8	$17.0	$30.4
Professional services	2.1	5.8	9.6	12.7
Promotional(17)	0.3	12.4	2.2	12.6
Other	0.4	2.9	0.9	6.4
Acquisition costs	$7.5	$35.9	$29.7	$62.1
(17)Promotional (ongoing) for the three and nine months ended September 30, 2022 includes $4.4 million and $12.5 million, respectively, of support costs related to full-time employees that are classified within Compensation and benefits expense in the condensed consolidated statements of income. Promotional (ongoing) for the three and nine months ended September 30, 2022 excludes $0.3 million and $2.2 million of expenses incurred as a result of acquisitions, which are included in the Acquisition costs line item.
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
Our accruals, including those established through our captive insurance subsidiary at September 30, 2022, include estimated costs for significant regulatory matters or legal proceedings, generally relating to the adequacy of our compliance and supervisory systems and procedures and other controls, for which we believe losses are both probable and reasonably estimable.
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
Economic Overview and Impact of Financial Market Events
Our business is directly and indirectly sensitive to several macroeconomic factors and the state of the United States financial markets. According to the most recent estimate from the U.S. Bureau of Economic Analysis, the U.S. economy grew at an annualized pace of 2.6% in the third quarter of 2022 after contracting at an annualized pace of 0.6% in the second quarter of 2022. Despite the growth, the economy was negatively impacted by elevated inflation, reduced residential investment and financial instability in Europe.
Although inflation, rising borrowing costs and volatile currency markets were all headwinds, the U.S. economy added 1.1 million jobs in the third quarter of 2022, and the unemployment rate decreased from 3.6% in the second quarter to 3.5% in September of 2022. The equity markets experienced volatility from an increasingly hawkish Federal Reserve (“Fed”) and instability in the currency market resulting in declines of 4.9% and 4.7%, respectively, in the S&P 500 and the Bloomberg Barclays U.S. Aggregate Bond Index during the third quarter of 2022.
Our business is also sensitive to current and expected short-term interest rates, which are largely driven by Fed policy. During the third quarter of 2022, Fed policymakers increased the target range for the federal funds rate to 3.00% to 3.25%. The Fed anticipates that ongoing increases to the target range will continue to be appropriate.
Please consult the “Risks Related to Our Business and Industry” section within Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K for more information about the risks associated with significant interest rate changes and the potential related effects on our profitability and financial condition.

Results of Operations
The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
REVENUE
Advisory	$923,766	$959,733	(3.7)%	$2,972,714	$2,528,092	17.6%
Commission	584,980	610,384	(4.2)%	1,743,881	1,765,846	(1.2)%
Asset-based	489,263	301,701	62.2%	1,149,261	846,027	35.8%
Service and fee	121,745	105,079	15.9%	347,359	301,376	15.3%
Transaction	43,328	35,283	22.8%	134,470	117,030	14.9%
Interest income, net	22,092	7,365	200.0%	39,958	20,797	92.1%
Other	(22,116)	1,218	n/m	(120,005)	47,470	n/m
Total revenue	2,163,058	2,020,763	7.0%	6,267,638	5,626,638	11.4%
EXPENSE
Advisory and commission	1,304,528	1,366,832	(4.6)%	3,983,084	3,748,933	6.2%
Compensation and benefits	208,051	185,980	11.9%	596,784	531,373	12.3%
Promotional	94,510	96,012	(1.6)%	259,539	214,542	21.0%
Occupancy and equipment	54,636	52,695	3.7%	161,654	137,731	17.4%
Depreciation and amortization	51,669	38,409	34.5%	145,576	110,612	31.6%
Interest expense on borrowings	33,186	27,063	22.6%	89,152	77,293	15.3%
Amortization of other intangibles	22,654	21,531	5.2%	65,018	58,887	10.4%
Brokerage, clearing and exchange	20,850	22,828	(8.7)%	66,812	65,651	1.8%
Communications and data processing	17,812	17,824	(0.1)%	49,162	44,747	9.9%
Professional services	16,871	16,722	0.9%	53,183	54,847	(3.0)%
Loss on extinguishment of debt	—	—	—%	—	24,400	(100.0)%
Other	31,557	36,888	(14.5)%	105,240	92,852	13.3%
Total expense	1,856,324	1,882,784	(1.4)%	5,575,204	5,161,868	8.0%
INCOME BEFORE PROVISION FOR INCOME TAXES	306,734	137,979	122.3%	692,434	464,770	49.0%
PROVISION FOR INCOME TAXES	74,403	34,915	113.1%	165,814	112,985	46.8%
NET INCOME	$232,331	$103,064	125.4%	$526,620	$351,785	49.7%

Revenue
Advisory
Advisory revenue represents fees charged to advisors’ clients’ advisory accounts on our corporate RIA advisory platform and is based on a percentage of the market value of the eligible assets in the clients’ advisory accounts. We provide ongoing investment advice and act as a custodian, providing brokerage and execution services on transactions, and perform administrative services for these accounts. Advisory fees are primarily billed to clients in advance, on a quarterly basis, and are recognized as revenue ratably during the quarter. The performance obligation for advisory fees is considered a series of distinct services that are substantially the same and are satisfied daily. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The majority of our client accounts are on a calendar quarter and are billed using values as of the last business day of the preceding quarter. The value of the eligible assets in an advisory account on the billing date is adjusted for estimates of contributions and withdrawals to determine the amount billed, and accordingly, the revenue earned in the following three-month period. Advisory revenue collected on our corporate advisory platform is proposed by the advisor and agreed to by the client and averaged 1% on an annualized basis of the underlying assets for the nine months ended September 30, 2022.
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
The following table summarizes the composition of advisory assets for the periods presented (in billions):

	September 30,
	2022	2021	$ Change	% Change
Corporate advisory assets	$361.6	$395.6	$(34.0)	(8.6)%
Independent RIA advisory assets	181.0	198.4	(17.4)	(8.8)%
Total advisory assets	$542.6	$594.0	$(51.4)	(8.7)%

Net new advisory assets are generated throughout the quarter, therefore, the full impact of net new advisory assets to advisory revenue is not realized in the same period. The following table summarizes activity impacting advisory assets for the periods presented (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance - Beginning of period	$558.6	$577.6	$643.2	$461.2
Net new advisory assets(1)	11.0	21.7	39.8	99.3
Market impact(2)	(27.0)	(5.3)	(140.4)	33.5
Balance - End of period	$542.6	$594.0	$542.6	$594.0
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
Advisory revenue decreased during the three months ended September 30, 2022 and increased during the nine months ended September 30, 2022 as compared to the same periods in 2021. The decrease during the three months ended September 30, 2022 was due to a decline in advisory asset balances related to market changes. The increase in advisory revenue during the nine months ended September 30, 2022 was driven primarily by continued organic growth and the completion of the onboarding of Waddell & Reed assets during the third quarter of 2021, partially offset by a decline in advisory asset balances due to market changes.

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
The following table sets forth the components of our commission revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Sales-based	$269,893	$239,804	$30,089	12.5%	$762,717	$725,673	$37,044	5.1%
Trailing	315,087	370,580	(55,493)	(15.0)%	981,164	1,040,173	(59,009)	(5.7)%
Total commission revenue	$584,980	$610,384	$(25,404)	(4.2)%	$1,743,881	$1,765,846	$(21,965)	(1.2)%
The increase in sales-based commission revenue for the three and nine months ended September 30, 2022 compared to 2021 was primarily driven by an increase in sales of annuities partially offset by a decrease in sales of mutual funds. The decrease in trailing commission revenue for the three and nine months ended September 30, 2022 compared to 2021 was primarily due to volatility driven declines in trail eligible assets.
Commission revenue is generated from trading activity related to brokerage assets. The following table summarizes activity impacting brokerage assets for the periods presented (in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance - Beginning of period	$506.0	$534.7	$563.2	$441.9
Net new brokerage assets(1)	8.9	7.3	34.9	64.6
Market impact(2)	(19.1)	(3.4)	(102.3)	32.1
Balance - End of period	$495.8	$538.6	$495.8	$538.6
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
Asset-Based
Asset-based revenue consists of fees from our client cash programs, fees from our sponsorship programs with financial product manufacturers and fees from omnibus processing and networking services (collectively referred to as “recordkeeping”). Client cash revenue is generated on advisors’ clients’ cash balances in insured bank sweep accounts and money market sweep accounts. We also receive fees from certain financial product manufacturers in connection with sponsorship programs that support our marketing and sales force education and training efforts. Compensation for these performance obligations is either a fixed fee, a percentage of the average annual amount of product sponsor assets held in advisors’ clients’ accounts, a percentage of new sales or a combination. Omnibus processing revenue is paid to us by mutual fund product sponsors or their affiliates and is based on the value of mutual fund assets in accounts for which the Company provides omnibus processing services and the number of accounts in which the related mutual fund positions are held. Networking revenue on brokerage assets is correlated to the number of positions we administer and is paid to us by mutual fund product sponsors and annuity product manufacturers.
Asset-based revenue for the three and nine months ended September 30, 2022 increased compared to 2021, due primarily to an increase in client cash revenue in both periods partially offset by decreases in recordkeeping and sponsorship revenue during the three months ended September 30, 2022.

Recordkeeping and sponsorship revenue decreased during the three months ended September 30, 2022 and increased during the nine months ended September 30, 2022 as compared to the same periods in 2021, primarily as a result of market changes in assets under management during the periods.
Client cash revenue for the three and nine months ended September 30, 2022 increased compared to 2021, due to increases to the federal funds effective rate and higher average client cash balances during the three and nine months ended September 30, 2022 as compared to the prior periods. For the three months ended September 30, 2022, our average client cash balances increased to $65.5 billion compared to $47.0 billion in 2021. For the nine months ended September 30, 2022, our average client cash balances increased to $62.1 billion compared to $46.4 billion in 2021.
Service and Fee
Service and fee revenue is generated from advisor and retail investor services, including technology, insurance, conferences, licensing, LPL Services Group, which includes Business Services and Planning and Advice Services, IRA custodian and other client account fees. We charge separate fees to Independent RIAs for technology, clearing, administrative, oversight and custody services, which may vary. We also host certain advisor conferences that serve as training, education, sales and marketing events for which we charge sponsors a fee. Service and fee revenue for the three and nine months ended September 30, 2022 increased compared to 2021, primarily due to increases in conference fees, IRA custodian fees and LPL Services Group fees.
Transaction
Transaction revenue includes transaction charges generated in both advisory and brokerage accounts from products including mutual funds, exchange-traded funds and fixed income products. Transaction revenue for the three and nine months ended September 30, 2022 increased compared to 2021, primarily due to increases in the number of transactions and transaction charges for managed assets, mutual funds and fixed income products.
Interest Income, net
We earn interest income primarily from client margin loans, CCA balances segregated under federal or other regulations and advisor repayable loans. Interest income, net for the three and nine months ended September 30, 2022 increased compared to 2021, primarily due to an increase in interest earned on margin loans, bank deposits and short-term U.S. treasury bills partially offset by an increase in interest paid on CCA balances.
Other
Other revenue primarily includes unrealized gains and losses on assets held by us in our advisor non-qualified deferred compensation plan and model research portfolios, and other miscellaneous revenue, which is not generated from contracts with customers.
Other revenue for the three and nine months ended September 30, 2022 decreased compared to 2021, primarily due to realized and unrealized losses on assets held in our advisor non-qualified deferred compensation plan, which are based on the market performance of the underlying investment allocations chosen by advisors in the plan.
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
The following table sets forth our payout rate, which is a statistical or operating measure:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Payout rate	87.91%	87.15%	76 bps	86.97%	86.43%	54 bps
Our payout rate for the three and nine months ended September 30, 2022 increased compared to 2021, primarily due to the impact of onboarding large financial institutions during 2021.

Compensation and Benefits
Compensation and benefits expense includes salaries, wages, benefits, share-based compensation and related taxes for our employees, as well as compensation for temporary workers and contractors. The following table sets forth our average number of employees for the three and nine months ended September 30, 2022 as compared to 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Average number of employees	6,193	5,427	14.1%	6,117	5,117	19.5%
Compensation and benefits expense for the three and nine months ended September 30, 2022 increased by $22.1 million and $65.4 million compared to 2021, primarily due to an increase in salary and employee benefit expense resulting from an increase in headcount.
Promotional
Promotional expense includes business development costs related to advisor recruitment and retention, costs related to hosting certain advisory conferences that serve as training, sales and marketing events, and other costs that support advisor business growth. Promotional expense for the three months ended September 30, 2022 decreased by $1.5 million as compared to the prior year. Promotional expense for the nine months ended September 30, 2022 increased by $45.0 million compared to 2021, primarily due to increases in recruited assets and advisors that led to higher costs to support transition assistance and retention, as well as increases in conference spend as we returned to in-person events.
Occupancy and Equipment
Occupancy and equipment expense includes the costs of leasing and maintaining our office spaces, software licensing and maintenance costs, and maintenance expense on computer hardware and other equipment. Occupancy and equipment expense for the three and nine months ended September 30, 2022 increased by $1.9 million and $23.9 million, respectively, compared to 2021, primarily due to increased expense related to software licenses.
Depreciation and Amortization
Depreciation and amortization expense relates to the use of property and equipment, which includes internally developed software, hardware, leasehold improvements and other equipment. Depreciation and amortization expense for the three and nine months ended September 30, 2022 increased by $13.3 million and $35.0 million compared to 2021, primarily due to our continued investment in technology to support integrations, enhance our advisor platform and end-client experience, and support large financial institution onboarding.
Interest Expense on Borrowings
Interest expense on borrowings includes the interest associated with the Company’s senior notes, Term Loan B, amortization of debt issuance costs and fees associated with the Company’s revolving lines of credit. Interest expense on borrowings for the three and nine months ended September 30, 2022 increased by $6.1 million and $11.9 million compared to 2021, primarily due to increases in interest rates associated with our Term Loan B. See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for further detail.
Loss on Extinguishment of Debt
On March 15, 2021, we issued senior unsecured notes due in 2029 and redeemed our existing senior unsecured notes due in 2025. In connection with these transactions, we incurred a $24.4 million loss on extinguishment of debt for the nine months ended September 30, 2021. There was no loss on extinguishment of debt during the nine months ended September 30, 2022.
Other Expense
Other expense includes the costs of the investigation, settlement and resolution of regulatory matters (including customer restitution and remediation), licensing fees, insurance, broker-dealer regulatory fees, travel-related expenses and other miscellaneous expenses. Other expense depends in part on the size and timing of resolving regulatory matters and the availability of self-insurance coverage, which depends in part on the amount and timing of resolving historical claims. Other expense for the three months ended September 30, 2022 decreased by $5.3 million compared to 2021, primarily due to decreases in costs related to Waddell & Reed transitional support. Other expense for the nine months ended September 30, 2022 increased by $12.4 million compared to 2021, primarily due to increases in travel related costs and sales and use tax, partially offset by decreases in costs related to Waddell & Reed transitional support.
Provision for Income Taxes
Our effective income tax rate was 24.3% and 25.3% for the three months ended September 30, 2022 and 2021, respectively, and 23.9% and 24.3% for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes, state and federal settlement contingencies, tax credits and other permanent differences in tax deductibility of certain expenses. Our effective income tax rates for the three and nine months ended September 30, 2022 and 2021 benefited from share-based compensation and option exercises during those periods, partially offset by settlement contingencies recognized during the three and nine months ended September 30, 2022 and 2021.
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
Parent Company Liquidity
LPL Holdings, Inc. (“Parent”), the direct holding company of our operating subsidiaries, considers its primary source of liquidity to be Corporate Cash. Corporate Cash, a component of cash and equivalents, is the sum of cash and equivalents from the following: (1) cash and equivalents held at the Parent, (2) cash and equivalents held at regulated subsidiaries as defined by the Company’s Credit Agreement, which include LPL Financial and The Private Trust Company, N.A. (“PTC”), in excess of the capital requirements of the Company’s Credit Agreement (which, in the case of LPL Financial, is net capital in excess of 10% of its aggregate debits, or five times the net capital required in accordance with Exchange Act Rule 15c3-1) and (3) cash and equivalents held at non-regulated subsidiaries.

We believe Corporate Cash is a useful measure of the Parent’s liquidity as it represents the capital available for use in excess of the amount we are required to reserve pursuant to the Credit Agreement. The following table presents the components of Corporate Cash (in thousands):

	September 30, 2022	December 31, 2021
Cash and equivalents	$1,219,418	$495,246
Cash at regulated subsidiaries	(917,700)	(284,105)
Excess cash at regulated subsidiaries per the Credit Agreement	122,562	25,846
Corporate Cash	$424,280	$236,987

Corporate Cash
Cash at Parent	$292,885	$202,407
Excess cash at regulated subsidiaries per the Credit Agreement	122,562	25,846
Cash at non-regulated subsidiaries	8,833	8,734
Corporate Cash	$424,280	$236,987
Corporate Cash is monitored as part of our liquidity risk management. We target maintaining $200.0 million in Corporate Cash, which covers approximately 18 months of principal and interest due on our corporate debt. The Company maintains additional liquidity through a $1.0 billion secured committed revolving credit facility. The Parent has the ability to borrow against the credit facility for working capital and general corporate purposes. Dividends from and excess capital generated by regulated subsidiaries are the primary sources of liquidity. Subject to regulatory approval or notification, capital generated by regulated subsidiaries can be distributed to the Parent to the extent the capital levels exceed regulatory requirements, Credit Agreement requirements and internal capital thresholds. During the nine months ended September 30, 2022 and 2021, regulated subsidiaries paid dividends of $687.0 million and $390.0 million to the Parent, respectively.
Share Repurchases
We engage in a share repurchase program, which is approved by our Board of Directors, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. Purchases may be effected in open market or privately negotiated transactions. Our current capital deployment framework remains focused on investing in organic growth first, pursuing acquisitions where appropriate, and returning excess capital to shareholders. In the first half of 2021, the majority of our capital deployment was focused on supporting organic growth and acquisitions. While we continue to see opportunities to deploy capital in this manner, we resumed share repurchases in the third quarter of 2021 with the initial focus on an amount to offset dilution. We repurchased 930,201 shares for a total of $175.0 million during the nine months ended September 30, 2022. Additionally, on September 21, 2022, the Board of Directors authorized a $2.1 billion increase to the amount available for repurchases of our issued and outstanding common shares with $2.0 billion available for repurchases beginning in 2023. As of September 30, 2022, we had $2.15 billion remaining under our existing repurchase program. The timing and amount of share repurchases, if any, is determined at our discretion within the constraints of our Credit Agreement, the Indentures, applicable laws and consideration of our general liquidity needs. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our share repurchases.
Common Stock Dividends
The payment, timing and amount of any dividends are subject to approval by the Board of Directors, as well as certain limits under our Credit Agreement and the Indentures. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our dividends.
LPL Financial Liquidity
Our broker-dealer subsidiary, LPL Financial LLC (“LPL Financial”), relies primarily on client payables to fund margin lending. LPL Financial maintains additional liquidity through external lines of credit totaling $1.2 billion at September 30, 2022. LPL Financial also maintains a line of credit with the Parent.

External Liquidity Sources
The following table presents amounts outstanding and available under our external lines of credit at September 30, 2022 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	March 2026	$—	$1,000
Broker-dealer revolving credit facility	LPL Financial LLC	August 2023	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2023	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2023	$—	$50
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Capital Resources
The Company seeks to manage capital levels in support of its business strategy of generating and effectively deploying capital for the benefit of our shareholders.
Our primary requirement for working capital relates to funds we loan to our advisors’ clients for trading conducted on margin and funds we are required to maintain for regulatory capital and reserves based on the requirements of our regulators and clearing organizations, which also consider client balances and trading activities. We have several sources of funds that enable us to meet increases in working capital requirements that relate to increases in client margin activities and balances. These sources include cash and equivalents on hand, the committed revolving credit facility of LPL Financial and proceeds from repledging or selling client securities in margin accounts. When an advisor’s client purchases securities on margin or uses securities as collateral to borrow from us on margin, we are permitted, pursuant to the applicable securities industry regulations, to repledge, loan or sell securities, up to 140% of the client’s margin loan balance, that collateralize those margin accounts.
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
LPL Financial is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. LPL Financial computes net capital requirements under the alternative method, which requires firms to maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from client transactions. At September 30, 2022, LPL Financial had net capital of $189.9 million with a minimum net capital requirement of $14.2 million.
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
As of September 30, 2022, we were in compliance with both financial covenants, a maximum Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) or “Leverage Ratio” and a minimum Consolidated EBITDA to Consolidated Interest Expense Ratio (as defined in the Credit Agreement) or “Interest Coverage”. The breach of these financial covenants would be subject to certain equity cure rights. The required ratios under our financial covenants and actual ratios were as follows:

	September 30, 2022
Financial Ratio	Covenant Requirement	Actual Ratio
Leverage Ratio (Maximum)	5.00	1.72
Interest Coverage (Minimum)	3.00	12.97
See Note 9 - Corporate Debt and Other Borrowings, Net, within the notes to the condensed consolidated financial statements for further detail regarding the Credit Agreement and the Indentures.
Contractual Obligations
During the nine months ended September 30, 2022, there were no material changes in our contractual obligations, other than in the ordinary course of business, from those disclosed in our 2021 Annual Report on Form 10-K. See Note 9 - Corporate Debt and Other Borrowings, Net and Note 10 - Commitments and Contingencies, within the notes to the condensed consolidated financial statements, as well as the Contractual Obligations section within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K, for further detail.
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

Item 1. Financial Statements (unaudited)
LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE
Advisory	$923,766	$959,733	$2,972,714	$2,528,092
Commission	584,980	610,384	1,743,881	1,765,846
Asset-based	489,263	301,701	1,149,261	846,027
Service and fee	121,745	105,079	347,359	301,376
Transaction	43,328	35,283	134,470	117,030
Interest income, net	22,092	7,365	39,958	20,797
Other	(22,116)	1,218	(120,005)	47,470
Total revenue	2,163,058	2,020,763	6,267,638	5,626,638
EXPENSE
Advisory and commission	1,304,528	1,366,832	3,983,084	3,748,933
Compensation and benefits	208,051	185,980	596,784	531,373
Promotional	94,510	96,012	259,539	214,542
Occupancy and equipment	54,636	52,695	161,654	137,731
Depreciation and amortization	51,669	38,409	145,576	110,612
Interest expense on borrowings	33,186	27,063	89,152	77,293
Amortization of other intangibles	22,654	21,531	65,018	58,887
Brokerage, clearing and exchange	20,850	22,828	66,812	65,651
Communications and data processing	17,812	17,824	49,162	44,747
Professional services	16,871	16,722	53,183	54,847
Loss on extinguishment of debt	—	—	—	24,400
Other	31,557	36,888	105,240	92,852
Total expense	1,856,324	1,882,784	5,575,204	5,161,868
INCOME BEFORE PROVISION FOR INCOME TAXES	306,734	137,979	692,434	464,770
PROVISION FOR INCOME TAXES	74,403	34,915	165,814	112,985
NET INCOME	$232,331	$103,064	$526,620	$351,785
EARNINGS PER SHARE
Earnings per share, basic	$2.91	$1.29	$6.59	$4.40
Earnings per share, diluted	$2.86	$1.26	$6.47	$4.30
Weighted-average shares outstanding, basic	79,805	80,182	79,909	79,981
Weighted-average shares outstanding, diluted	81,250	81,849	81,415	81,772
See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)
(Unaudited)

ASSETS	September 30, 2022	December 31, 2021
Cash and equivalents	$1,219,418	$495,246
Cash and equivalents segregated under federal or other regulations	2,268,090	1,496,463
Restricted cash	91,712	80,655
Receivables from clients, net	635,380	578,889
Receivables from brokers, dealers and clearing organizations	120,211	102,503
Advisor loans, net	1,022,546	963,869
Other receivables, net	645,731	581,483
Investment securities	62,177	49,192
Property and equipment, net	751,478	658,841
Goodwill	1,642,468	1,642,443
Other intangibles, net	427,791	455,028
Other assets	808,781	886,988
Total assets	$9,695,783	$7,991,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Client payables	$3,275,860	$1,712,224
Payables to brokers, dealers and clearing organizations	168,485	170,119
Accrued advisory and commission expenses payable	194,480	222,379
Corporate debt and other borrowings, net	2,719,096	2,814,044
Accounts payable and accrued liabilities	392,810	384,025
Other liabilities	945,540	1,018,276
Total liabilities	7,696,271	6,321,067
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 600,000,000 shares authorized; 129,543,504 shares and 128,758,086 shares issued at September 30, 2022 and December 31, 2021, respectively	129	129
Additional paid-in capital	1,896,433	1,841,402
Treasury stock, at cost — 49,784,348 shares and 48,768,145 shares at September 30, 2022 and December 31, 2021, respectively	(2,696,591)	(2,498,600)
Retained earnings	2,799,541	2,327,602
Total stockholders’ equity	1,999,512	1,670,533
Total liabilities and stockholders’ equity	$9,695,783	$7,991,600

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — June 30, 2021	128,431	$128	$1,808,135	48,203	$(2,407,035)	$2,153,684	$1,554,912
Net income	—	—	—	—	—	103,064	103,064
Issuance of common stock to settle restricted stock units	22	—	—	10	(1,422)	—	(1,422)
Treasury stock purchases	—	—	—	277	(40,005)	—	(40,005)
Cash dividends on common stock - $0.25 per share	—	—	—	—	—	(20,057)	(20,057)
Stock option exercises and other	150	—	7,866	(15)	529	1,256	9,651
Share-based compensation	—	—	10,246	—	—	—	10,246
BALANCE — September 30, 2021	128,603	$128	$1,826,247	48,475	$(2,447,933)	$2,237,947	$1,616,389
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — June 30, 2022	129,366	$129	$1,879,312	49,428	$(2,620,798)	$2,585,417	$1,844,060
Net income	—	—	—	—	—	232,331	232,331
Issuance of common stock to settle restricted stock units	51	—	—	6	(1,331)	—	(1,331)
Treasury stock purchases	—	—	—	366	(75,007)	—	(75,007)
Cash dividends on common stock - $0.25 per share	—	—	—	—	—	(19,950)	(19,950)
Stock option exercises and other	127	—	5,072	(16)	545	1,743	7,360
Share-based compensation	—	—	12,049	—	—	—	12,049
BALANCE — September 30, 2022	129,544	$129	$1,896,433	49,784	$(2,696,591)	$2,799,541	$1,999,512

			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2020	127,586	$127	$1,762,770	48,115	$(2,391,062)	$1,943,019	$1,314,854
Net income	—	—	—	—	—	351,785	351,785
Issuance of common stock to settle restricted stock units	386	—	—	139	(18,905)	—	(18,905)
Treasury stock purchases	—	—	—	277	(40,005)	—	(40,005)
Cash dividends on common stock - $0.75 per share	—	—	—	—	—	(60,068)	(60,068)
Stock option exercises and other	631	1	29,514	(56)	2,039	3,211	34,765
Share-based compensation	—	—	33,963	—	—	—	33,963
BALANCE — September 30, 2021	128,603	$128	$1,826,247	48,475	$(2,447,933)	$2,237,947	$1,616,389
			Additional Paid-In Capital			Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE — December 31, 2021	128,758	$129	$1,841,402	48,768	$(2,498,600)	$2,327,602	$1,670,533
Net income	—	—	—	—	—	526,620	526,620
Issuance of common stock to settle restricted stock units	362	—	—	134	(24,690)	—	(24,690)
Treasury stock purchases	—	—	—	930	(175,018)	—	(175,018)
Cash dividends on common stock - $0.75 per share	—	—	—	—	—	(59,945)	(59,945)
Stock option exercises and other	424	—	15,321	(48)	1,717	5,264	22,302
Share-based compensation	—	—	39,710	—	—	—	39,710
BALANCE — September 30, 2022	129,544	$129	$1,896,433	49,784	$(2,696,591)	$2,799,541	$1,999,512

See notes to unaudited condensed consolidated financial statements.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$526,620	$351,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,576	110,612
Amortization of other intangibles	65,018	58,887
Amortization of debt issuance costs	4,826	4,242
Share-based compensation	39,710	33,963
Provision for credit losses	11,931	6,097
Deferred income taxes	(355)	(377)
Loss on extinguishment of debt	—	24,400
Loan forgiveness	132,245	98,241
Other	(17,393)	(6,746)
Changes in operating assets and liabilities:
Receivables from clients, net	(56,373)	(187,330)
Receivables from brokers, dealers and clearing organizations	(17,708)	977
Advisor loans, net	(194,045)	(402,476)
Other receivables, net	(66,367)	(162,969)
Investment securities - trading	(7,990)	(1,881)
Other assets	(32,934)	(57,320)
Client payables	1,563,636	75,819
Payables to brokers, dealers and clearing organizations	(1,634)	58,449
Accrued advisory and commission expenses payable	(27,899)	31,831
Accounts payable and accrued liabilities	128,490	3,451
Other liabilities	(71,402)	161,793
Operating lease assets	(1,800)	(1,778)
Net cash provided by operating activities	2,122,152	199,670
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(232,175)	(139,962)
Acquisitions, net of cash acquired	(35,182)	(241,604)
Purchases of securities classified as held-to-maturity	(10,936)	(1,741)
Proceeds from maturities of securities classified as held-to-maturity	3,750	3,750
Purchase of other investments	(3,108)	—
Net cash used in investing activities	(277,651)	(379,557)
Continued on following page

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	465,000	695,000
Repayments of revolving credit facilities	(555,000)	(695,000)
Repayment of senior unsecured notes	—	(900,000)
Repayment of senior secured term loans	(8,025)	(8,025)
Proceeds from senior unsecured notes	—	1,300,000
Payment of debt issuance costs	(1,872)	(15,929)
Make-whole premium on redemption of senior unsecured notes	—	(25,875)
Payment of contingent consideration	—	(8,941)
Tax payments related to settlement of restricted stock units	(24,690)	(18,905)
Repurchase of common stock	(175,018)	(40,005)
Dividends on common stock	(59,945)	(60,068)
Proceeds from stock option exercises and other	22,302	34,765
Principal payment of finance leases and obligations	(397)	(1,278)
Net cash (used in) provided by financing activities	(337,645)	255,739
NET INCREASE IN CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH	1,506,856	75,852
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — Beginning of period	2,072,364	1,799,034
CASH AND EQUIVALENTS, CASH AND EQUIVALENTS SEGREGATED UNDER FEDERAL OR OTHER REGULATIONS AND RESTRICTED CASH — End of period	$3,579,220	$1,874,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$86,382	$77,672
Income taxes paid	$157,060	$133,425
Cash paid for amounts included in the measurement of operating lease liabilities	$18,321	$16,545
Cash paid for amounts included in the measurement of finance lease liabilities	$6,699	$7,520
NONCASH DISCLOSURES:
Capital expenditures included in accounts payable and accrued liabilities	$26,000	$22,727
Lease assets obtained in exchange for operating lease liabilities	$9,084	$2,448

	September 30,
	2022	2021
Cash and equivalents	$1,219,418	$977,789
Cash and equivalents segregated under federal or other regulations	2,268,090	811,716
Restricted cash	91,712	85,381
Total cash and equivalents, cash and equivalents segregated under federal or other regulations and restricted cash shown in the statements of cash flows	$3,579,220	$1,874,886
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
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the Company to make estimates and assumptions regarding the valuation of certain financial instruments, goodwill and other intangibles, allowance for credit losses on receivables, share-based compensation, accruals for liabilities, income taxes, revenue and expense accruals and other matters that affect the condensed consolidated financial statements and related disclosures. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for the interim periods presented. Actual results could differ from those estimates under different assumptions or conditions and the differences may be material to the condensed consolidated financial statements.

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
These changes did not impact total net income for the three and nine months ended September 30, 2021. The Company also updated the condensed consolidated statement of cash flows for the nine months ended September 30, 2021 to conform to changes made to the presentation of the statements of financial condition during the year ended December 31, 2021. See Note 2 - Summary of Significant Accounting Policies in the Company’s 2021 Annual Report on Form 10-K for additional information.

In addition, during the year ended December 31, 2021, the Company concluded that it is acting in a principal capacity for fractional shares held in customer brokerage accounts resulting from the dividend reinvestment program (“DRIP”) that the Company offers. The Company concluded that it should account for these shares as a secured borrowing with underlying financial assets pledged as collateral. The Company corrected its condensed consolidated statement of cash flows for the nine months ended September 30, 2021 to reflect the changes in the condensed consolidated statement of financial condition related to this activity in the prior period. As a result, the Company corrected the condensed consolidated statement of cash flows to reflect an increase in the change in other assets line item and an offsetting increase in the change in other liabilities line item of $23.9 million for the nine months ended September 30, 2021. This adjustment did not have an impact on earnings, earnings per share, or net cash provided by operating activities in the prior period. The Company has evaluated the impact of the error on previously issued condensed consolidated financial statements and determined, based on consideration of quantitative and qualitative factors, that the impact of the error is immaterial.
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
The Company recognized revenue for services provided to these related parties of $1.4 million and $1.5 million during the three months ended September 30, 2022 and 2021, respectively, and $4.4 million during both the nine months ended September 30, 2022 and 2021. The Company incurred expense for the services provided by these related parties of $0.4 million and $0.5 million during the three months ended September 30, 2022 and 2021, respectively, and $2.7 million and $1.3 million during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, receivables from and payables to related parties were not material.
Recently Issued or Adopted Accounting Pronouncements
There are no relevant recently issued accounting pronouncements that would materially impact the Company’s condensed consolidated financial statements and related disclosures. There were no new accounting pronouncements adopted during the nine months ended September 30, 2022 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 - REVENUE
Commission
The following table presents total commission revenue disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commission revenue
Annuities	$327,386	$314,134	$938,383	$900,010
Mutual funds	164,190	201,120	521,951	569,958
Fixed income	32,729	30,092	86,947	97,116
Equities	24,278	28,943	88,820	98,371
Other	36,397	36,095	107,780	100,391
Total commission revenue	$584,980	$610,384	$1,743,881	$1,765,846
The following table presents sales-based and trailing commission revenue disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commission revenue
Sales-based
Annuities	$152,343	$108,983	$388,447	$317,141
Mutual funds	34,074	46,934	121,141	144,463
Fixed income	32,729	30,092	86,947	97,116
Equities	24,278	28,943	88,820	98,371
Other	26,469	24,852	77,362	68,582
Total sales-based revenue	269,893	239,804	762,717	725,673
Trailing
Annuities	175,043	205,151	549,936	582,869
Mutual funds	130,116	154,186	400,810	425,495
Other	9,928	11,243	30,418	31,809
Total trailing revenue	315,087	370,580	981,164	1,040,173
Total commission revenue	$584,980	$610,384	$1,743,881	$1,765,846

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Asset-Based
The following table sets forth asset-based revenue disaggregated by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Asset-based revenue
Client cash	$294,993	$91,257	$534,409	$278,738
Sponsorship programs	93,344	101,426	299,319	279,116
Recordkeeping	100,926	109,018	315,533	288,173
Total asset-based revenue	$489,263	$301,701	$1,149,261	$846,027
Service and Fee
The following table sets forth service and fee revenue disaggregated by recognition pattern (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service and fee revenue
Point-in-time(1)	$31,022	$29,764	$86,890	$78,322
Over time(2)	90,723	75,315	260,469	223,054
Total service and fee revenue	$121,745	$105,079	$347,359	$301,376
_______________________________
(1)Service and fee revenue recognized at a point-in-time includes revenue such as IRA termination fees, conference services and account fees.
(2)Service and fee revenue recognized over time includes revenue such as error and omission insurance fees, IRA custodian fees and technology fees.
Unearned Revenue
The Company records unearned revenue when cash payments are received or due in advance of the Company’s performance obligations, including amounts which are refundable. The decrease in the unearned revenue balance for the nine months ended September 30, 2022 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by $159.4 million of revenue recognized that was included in the unearned revenue balance as of December 31, 2021.
The Company receives cash in advance for advisory services to be performed and conferences to be held in future periods. For advisory services, revenue is recognized as the Company provides the administration, brokerage and execution services over time to satisfy the performance obligations. For conference revenue, the Company recognizes revenue as the conferences are held.
NOTE 4 - ACQUISITIONS
On April 30, 2021, the Company acquired the wealth management business of Waddell & Reed Financial, Inc. for $300.0 million in order to expand its addressable markets and complement organic growth (the “Waddell & Reed Acquisition”). The Company accounted for the acquisition under the acquisition method of accounting for business combinations. The Company allocated $128.6 million of the purchase price to goodwill, $122.7 million to definite-lived intangible assets, $62.3 million to cash acquired and the remainder to other assets acquired and liabilities assumed as part of the acquisition. The goodwill primarily includes the synergies expected to result from combining operations and onboarding advisors and assets to the Company’s platform and is deductible for tax purposes. See Note 7 - Goodwill and Other Intangibles, Net, for additional information.

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
There have been no transfers of assets or liabilities between these fair value measurement classifications during the nine months ended September 30, 2022 or 2021.
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of inputs used to determine the fair value at the measurement date. At September 30, 2022 and December 31, 2021, the Company had the following financial assets and liabilities that are measured at fair value on a recurring basis:
Cash Equivalents — The Company’s cash equivalents include money market funds, which are short term in nature with readily determinable values derived from active markets.
Cash Equivalents Segregated Under Federal or Other Regulations — The Company’s cash equivalents segregated under federal or other regulations include U.S. treasury bills, which are short term in nature with readily determinable values derived from active markets.
Trading Securities and Securities Sold, But Not Yet Purchased — The Company’s trading securities consist of house account model portfolios established and managed for the purpose of benchmarking the performance of its fee-based advisory platforms and temporary positions resulting from the processing of client transactions.
The Company uses prices obtained from independent third-party pricing services to measure the fair value of its trading securities. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including implied yields of major categories of securities. In general, these quoted prices are derived from active markets for identical assets or liabilities. When quoted prices in active markets for identical assets and liabilities are not available, the quoted prices are based on similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. For negotiable certificates of deposit and treasury securities, the Company utilizes market-based inputs, including observable market interest rates that correspond to the remaining maturities or the next interest reset dates. At September 30, 2022 and December 31, 2021, the Company did not adjust prices received from the independent third-party pricing services.
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
Fractional Shares — The Company’s investment in fractional shares held by customers is reflected in other assets while the related purchase obligation for such shares is reflected in other liabilities. The Company uses prices obtained from independent third-party pricing services to measure the fair value of its investment in fractional shares held by customers and the related repurchase obligation. Prices received from the pricing services are validated using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices and review of other relevant market data including

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

implied yields of major categories of securities. At September 30, 2022 and December 31, 2021, the Company did not adjust prices received from the independent third-party pricing services.
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
Recurring Fair Value Measurements
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

September 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$140,640	$—	$—	$140,640
Cash equivalents segregated under federal or other regulations	1,490,119	—	—	1,490,119
Investment securities — trading:
U.S. treasury obligations	24,189	—	—	24,189
Mutual funds	18,904	—	—	18,904
Equity securities	1,593	—	—	1,593
Money market funds	111	—	—	111
Other	30	266	—	296
Total investment securities — trading	44,827	266	—	45,093
Other assets:
Deferred compensation plan	437,041	—	—	437,041
Fractional shares — investment(1)	103,111	—	—	103,111
Other investments	—	7,692	—	7,692
Total other assets:	540,152	7,692	—	547,844
Total assets at fair value	$2,215,738	$7,958	$—	$2,223,696
Liabilities
Accounts payable and accrued liabilities	$—	$—	$3,690	$3,690
Other liabilities:
Securities sold, but not yet purchased:
Debt securities	—	72	—	72
Mutual funds	7	—	—	7
Equity securities	6	—	—	6
Total securities sold, but not yet purchased	13	72	—	85
Fractional shares — repurchase obligation(1)	103,111	—	—	103,111
Total other liabilities	103,124	72	—	103,196
Total liabilities at fair value	$103,124	$72	$3,690	$106,886
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

September 30, 2022	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$1,078,778	$1,078,778	$—	$—	$1,078,778
Cash segregated under federal or other regulations	777,971	777,971	—	—	777,971
Restricted cash	91,712	91,712	—	—	91,712
Receivables from clients, net	635,380	—	635,380	—	635,380
Receivables from brokers, dealers and clearing organizations	120,211	—	120,211	—	120,211
Advisor repayable loans, net(1)	251,145	—	—	209,795	209,795
Other receivables, net	645,731	—	645,731	—	645,731
Investment securities — held-to-maturity securities	17,084	—	16,658	—	16,658
Other assets:
Securities borrowed	7,956	—	7,956	—	7,956
Deferred compensation plan(2)	9,356	9,356	—	—	9,356
Other investments(3)	4,646	—	4,646	—	4,646
Total other assets	21,958	9,356	12,602	—	21,958
Liabilities
Client payables	$3,275,860	$—	$3,275,860	$—	$3,275,860
Payables to brokers, dealers and clearing organizations	168,485	—	168,485	—	168,485
Corporate debt and other borrowings, net	2,719,096	—	2,480,742	—	2,480,742

December 31, 2021	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$483,190	$483,190	$—	$—	$483,190
Cash segregated under federal or other regulations	1,496,463	1,496,463	—	—	1,496,463
Restricted cash	80,655	80,655	—	—	80,655
Receivables from clients, net	578,889	—	578,889	—	578,889
Receivables from brokers, dealers and clearing organizations	102,503	—	102,503	—	102,503
Advisor repayable loans, net(1)	191,242	—	—	176,864	176,864
Other receivables, net	581,483	—	581,483	—	581,483
Investment securities - held-to-maturity securities	9,918	—	9,915	—	9,915
Other assets:
Securities borrowed	9,958	—	9,958	—	9,958
Other investments(3)	4,595	—	4,595	—	4,595
Total other assets	14,553	—	14,553	—	14,553
Liabilities
Client payables	$1,712,224	$—	$1,712,224	$—	$1,712,224
Payables to brokers, dealers and clearing organizations	170,119	—	170,119	—	170,119
Corporate debt and other borrowings, net	2,814,044	—	2,885,536	—	2,885,536
____________________
(1)Includes repayable loans and forgivable loans which have converted to repayable upon advisor termination or agreed upon restructuring of terms.
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

The following table summarizes investment securities (in thousands):

	September 30, 2022	December 31, 2021
Trading securities - at fair value:
U.S. treasury obligations	$24,189	$19,599
Mutual funds	18,904	19,112
Equity securities	1,593	440
Money market funds	111	123
Other	296	—
Total trading securities	$45,093	$39,274
Held-to-maturity securities - at amortized cost:
U.S. government notes	$17,084	$9,918
Total held-to-maturity securities	$17,084	$9,918
Total investment securities	$62,177	$49,192
At September 30, 2022, the held-to-maturity securities were scheduled to mature as follows (in thousands):

	Within one year	After one but within five years	After five but within ten years	After ten years	Total
U.S. government notes — at amortized cost	$5,521	$11,563	$—	$—	$17,084
U.S. government notes — at fair value	$5,440	$11,218	$—	$—	$16,658

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 - GOODWILL AND OTHER INTANGIBLES, NET
On April 30, 2021, the Company completed the Waddell & Reed Acquisition. The Company allocated $128.6 million of the purchase price to goodwill, $122.7 million to definite-lived intangible assets, $62.3 million to cash acquired and the remainder to other assets acquired and liabilities assumed as part of the Waddell & Reed Acquisition. The intangible assets are comprised primarily of advisor relationships with a weighted average useful life of approximately 9 years. See Note 4 - Acquisitions, for additional information.
The components of other intangibles, net were as follows at September 30, 2022 (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangibles, net(1):
Advisor and financial institution relationships	5.3	$809,872	$(525,888)	$283,984
Product sponsor relationships	3.4	234,086	(194,188)	39,898
Client relationships	7.9	80,064	(27,845)	52,219
Technology	5.7	19,040	(7,169)	11,871
Trade names	—	1,200	(1,200)	—
Total definite-lived intangible assets, net		$1,144,262	$(756,290)	$387,972
Other indefinite-lived intangibles:
Trademark and trade name				39,819
Total other intangibles, net				$427,791
_______________________________
(1)Definite-lived intangibles, net include the impact of immaterial acquisitions during the period presented that were made in the normal course of business.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Total amortization of intangible assets was $22.7 million and $21.5 million for the three months ended September 30, 2022 and 2021, respectively, and $65.0 million and $58.9 million for the nine months ended September 30, 2022 and 2021, respectively. Future amortization is estimated as follows (in thousands):

2022 - remainder	$21,799
2023	83,883
2024	83,112
2025	74,738
2026	36,482
Thereafter	87,958
Total	$387,972

NOTE 8 - OTHER ASSETS AND OTHER LIABILITIES

The components of other assets and other liabilities were as follows (thousands):

	September 30, 2022	December 31, 2021
Other assets:
Deferred compensation	$446,397	$499,548
Prepaid assets	93,775	115,018
Fractional shares — investment(1)	103,111	114,574
Operating lease assets	95,936	95,075
Debt issuance costs, net	7,427	7,303
Deferred income taxes, net	6,003	5,648
Other	56,132	49,822
Total other assets	$808,781	$886,988

Other liabilities:
Deferred compensation	$446,576	$499,245
Unearned revenue(2)	150,241	160,926
Operating lease liabilities	129,426	130,304
Finance lease liabilities	105,670	106,067
Fractional shares — repurchase obligation(1)	103,111	114,574
Other	10,516	7,160
Total other liabilities	$945,540	$1,018,276
_______________________________
(1)Investment in and related repurchase obligation for fractional shares resulting from the Company’s DRIP program.
(2)See Note 3 - Revenue for further information.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 - CORPORATE DEBT AND OTHER BORROWINGS, NET
The Company’s outstanding corporate debt and other borrowings, net were as follows (in thousands):

	September 30, 2022			December 31, 2021
Corporate Debt	Balance	Applicable Margin	Interest Rate	Balance	Applicable Margin	Interest rate	Maturity
Term Loan B(1)	$1,040,575	LIBOR+175 bps	4.31%	$1,048,600	LIBOR+175 bps	1.85%	11/12/2026
2027 Senior Notes(1)	400,000	Fixed Rate	4.63%	400,000	Fixed Rate	4.63%	11/15/2027
2029 Senior Notes(1)	900,000	Fixed Rate	4.00%	900,000	Fixed Rate	4.00%	3/15/2029
2031 Senior Notes(1)	400,000	Fixed Rate	4.38%	400,000	Fixed Rate	4.38%	5/15/2031
Total Corporate Debt	2,740,575			2,748,600
Less: Unamortized Debt Issuance Costs	(21,479)			(24,556)
Corporate debt, net	$2,719,096			$2,724,044
Other Borrowings
Revolving Credit Facility(2)	—	LIBOR+125 bps	4.39%	55,000	ABR+25 bps	3.50%	3/15/2026
Unsecured, Uncommitted Lines of Credit	—	Broker Base Rate+75 bps	1.00%	35,000	Broker Base Rate+75 bps	1.00%	9/30/2023
Total other borrowings	$—			$90,000
Corporate Debt and Other Borrowings, Net	$2,719,096			$2,814,044
_______________________________
(1)No leverage or interest coverage maintenance covenants.
(2)Borrowings bear interest at a rate per annum ranging from 125 to 175 basis points over the Eurodollar Rate or 25 to 75 basis points over the base rate (PRIME rate) depending on the Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement).
The following table presents amounts outstanding and available under the Company’s external lines of credit at September 30, 2022 (in millions):

Description	Borrower	Maturity Date	Outstanding	Available
Senior secured, revolving credit facility	LPL Holdings, Inc.	March 2026	$—	$1,000
Broker-dealer revolving credit facility	LPL Financial LLC	August 2023	$—	$1,000
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2023	$—	$75
Unsecured, uncommitted lines of credit	LPL Financial LLC	September 2023	$—	$50
Unsecured, uncommitted lines of credit	LPL Financial LLC	None	$—	$75
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Secured, uncommitted lines of credit	LPL Financial LLC	None	$—	unspecified
Outstanding balances under our external lines of credit at December 31, 2021 were repaid in January 2022. There were no borrowings outstanding under the Company’s external lines of credit at September 30, 2022.
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
Issuance of 2029 Senior Notes
LPLH raised $900.0 million in aggregate principal amount of 4.00% senior notes on March 15, 2021, which were issued at par (“2029 Senior Notes”). The Company used the proceeds from the issuance of the 2029 Senior Notes, along with existing Corporate Cash available, to redeem its existing 5.75% senior unsecured notes due in 2025. In connection with this redemption, the Company recognized $24.4 million as a loss on extinguishment of debt on the condensed consolidated statement of income for the nine months ended September 30, 2021. In connection with

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

the issuance of the 2029 Senior Notes, the Company incurred $9.0 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition.
Credit Agreement
On March 15, 2021, LPLFH and LPLH entered into a fifth amendment agreement (the “Amendment”) to the Company’s amended and restated credit agreement (“Credit Agreement”), which, among other things, increased the size of its senior secured revolving credit facility to $1.0 billion and extended its maturity date. In connection with the execution of the Amendment, the Company incurred $3.2 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition. The Credit Agreement subjects the Company to certain financial and non-financial covenants. As of September 30, 2022, the Company was in compliance with such covenants.
Parent Revolving Credit Facility
Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 125 to 175 basis points over the Eurodollar Rate or 25 to 75 basis points over the base rate, depending on the Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement).
Broker-Dealer Revolving Credit Facility
On August 4, 2022, LPL Financial, the Company’s broker-dealer subsidiary, entered into a committed senior unsecured revolving credit facility that matures on August 3, 2023 and allows for a maximum borrowing of up to $1.0 billion. This revolving credit facility replaced the $300.0 million credit facility that was due to mature on July 31, 2024. Borrowings under the credit facility bear interest at a rate per annum equal to 1.25% per annum plus the greatest of (i) the secured overnight financing rate plus 0.10%, (ii) the effective federal funds rate and (iii) the overnight bank funding rate, in each case, as such rate is administered or determined by the Federal Reserve Bank of New York from time to time. In connection with the credit facility, LPL Financial incurred $1.9 million in costs, which were capitalized as debt issuance costs in the condensed consolidated statements of financial condition. The broker-dealer credit agreement subjects LPL Financial to certain financial and non-financial covenants. LPL Financial was in compliance with such covenants as of September 30, 2022.
Other External Lines of Credit
LPL Financial maintained five uncommitted lines of credit as of September 30, 2022. Two of the lines have unspecified limits, which are primarily dependent on LPL Financial’s ability to provide sufficient collateral. The other three lines have a total limit of $200.0 million, which allow for uncollateralized borrowings.
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

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Loan Commitments
From time to time, LPL Financial makes loans to its advisors, primarily to newly recruited advisors to assist in the transition process, which may be forgivable. Due to timing differences, LPL Financial may make commitments to issue such loans prior to actually funding them. These commitments are generally contingent upon certain events occurring, including but not limited to the advisor joining LPL Financial. LPL Financial had no significant unfunded loan commitments at September 30, 2022 or December 31, 2021.
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
Self-Insurance
The Company has self-insurance for certain potential liabilities through the Captive Insurance Subsidiary. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated by considering, in part, historical claims experience, severity factors, and actuarial assumptions and estimates. The estimated accruals for these potential liabilities could be significantly affected if future occurrences and claims differ from such assumptions and historical trends, so there are particular complexities and uncertainties involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured. As of September 30, 2022 and December 31, 2021, these self-insurance liabilities were $70.2 million and $67.2 million, respectively, and are included in Accounts payable and accrued liabilities in the condensed consolidated statements of financial condition. The increase in self-insurance liabilities during the nine months ended September 30, 2022 was driven by $27.4 million of additional reserves for claims that had been incurred but not reported, which were partially offset by $24.4 million of payments made during the period. Self-insurance related charges are included in Other expense in the condensed consolidated statements of income.
Other Commitments
As of September 30, 2022, the Company had approximately $515.6 million of client margin loans that were collateralized with securities having a fair value of approximately $721.8 million that LPL Financial can repledge, loan or sell. Of these securities, approximately $49.8 million were client-owned securities pledged to the Options Clearing Corporation as collateral to secure client obligations related to options positions. As of September 30, 2022, there were no restrictions that materially limited the Company’s ability to repledge, loan or sell the remaining $672.0 million of client collateral.
Investment securities on the condensed consolidated statements of financial condition include $4.4 million and $4.6 million of trading securities pledged to the Options Clearing Corporation at September 30, 2022 and December 31,

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

2021, respectively, and $19.7 million and $15.0 million of trading securities pledged to the National Securities Clearing Corporation at September 30, 2022 and December 31, 2021, respectively.
NOTE 11 - STOCKHOLDERS’ EQUITY
Dividends
The payment, timing, and amount of any dividends are subject to approval by the Company’s Board of Directors as well as certain limits under the Credit Agreement and the indentures governing the Company’s senior unsecured notes (the “Indentures”). Cash dividends per share of common stock and total cash dividends paid on a quarterly basis were as follows (in millions, except per share data):

	2022		2021
	Dividend per Share	Total Cash Dividend	Dividend per Share	Total Cash Dividend
First quarter	$0.25	$20.0	$0.25	$20.0
Second quarter	$0.25	$20.0	$0.25	$20.0
Third quarter	$0.25	$20.0	$0.25	$20.1
Share Repurchases
The Company engages in a share repurchase program, which was approved by the Board of Directors, pursuant to which the Company may repurchase its issued and outstanding shares of common stock from time to time. Repurchased shares are included in Treasury stock on the condensed consolidated statements of financial condition.
The Company resumed share repurchases in the third quarter of 2021, and during the nine months ended September 30, 2022 repurchased 930,201 shares of common stock at a weighted-average price of $188.15 for a total of $175.0 million. On September 21, 2022, the Board of Directors authorized a $2.1 billion increase to the amount available for repurchases of the Company’s issued and outstanding common shares with $2.0 billion available for repurchases beginning in 2023. As of September 30, 2022, the Company had $2.15 billion remaining under the existing share repurchase program. Future share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Credit Agreement, the Indentures and the Company’s general working capital needs.
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
There were 17,754,197 shares authorized for grant under the 2021 Plan and 13,774,220 shares remaining available for future issuance at September 30, 2022.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options and Warrants
The following table summarizes the Company’s stock option and warrant activity as of and for the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2021	1,204,420	$45.65
Granted	—	$—
Exercised	(422,310)	$36.17
Forfeited and Expired	(1,541)	$74.06
Outstanding — September 30, 2022	780,569	$50.73	4.32	$130,943
Exercisable — September 30, 2022	780,569	$50.73	4.32	$130,943
Exercisable and expected to vest — September 30, 2022	780,569	$50.73	4.32	$130,943
The following table summarizes information about outstanding stock options and warrants as of September 30, 2022:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$19.85 - $25.00	105,911	$19.85	3.41	105,911	$19.85
$25.01 - $35.00	75,017	$29.27	0.25	75,017	$29.27
$35.01 - $45.00	191,049	$39.48	4.45	191,049	$39.48
$45.01 - $65.00	72,619	$49.08	2.04	72,619	$49.08
$65.01 - $75.00	154,365	$65.50	5.40	154,365	$65.50
$75.01 - $80.00	181,608	$77.53	6.40	181,608	$77.53
	780,569	$50.73	4.32	780,569	$50.73
The Company has not granted stock options or warrants since 2019. The Company recognized no share-based compensation related to the vesting of stock options during the three months ended September 30, 2022 and $0.7 million of expense during the three months ended September 30, 2021. The Company recognized $0.2 million and $2.2 million of stock option expense, respectively during the nine months ended September 30, 2022 and 2021. As of September 30, 2022, there was no unrecognized compensation cost related to non-vested stock options as the remaining share-based compensation expense was recognized during the three months ended March 31, 2022.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock and Stock Units
The following summarizes the Company’s activity in its restricted stock awards and stock units, which include restricted stock units, deferred stock units and performance stock units, as of and for the nine months ended September 30, 2022:

	Restricted Stock Awards		Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Units		Weighted-Average Grant-Date Fair Value
Outstanding — December 31, 2021	1,051	$156.54	915,907		$111.26
Granted	1,864	$173.78	383,123		$189.98
Vested	(2,101)	$165.16	(362,132)		$100.31
Forfeited	—	$—	(66,047)		$146.62
Outstanding — September 30, 2022	814	$173.78	870,851	(1)	$147.77
Expected to vest — September 30, 2022	814	$173.78	744,318		$154.67
_______________________________
(1)    Includes 82,153 vested and undistributed deferred stock units.
The Company grants restricted stock awards and deferred stock units to its directors and restricted stock units and performance stock units to its employees and officers. Restricted stock awards and stock units must vest or are subject to forfeiture; however, restricted stock awards are included in shares outstanding upon grant and have the same dividend and voting rights as the Company’s common stock. The Company recognized $10.2 million and $8.6 million of share-based compensation related to the vesting of these restricted stock awards and stock units during the three months ended September 30, 2022 and 2021, respectively, and $34.9 million and $28.7 million during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, total unrecognized compensation cost for restricted stock awards and stock units was $72.4 million, which is expected to be recognized over a weighted-average remaining period of 2.05 years.
The Company also grants restricted stock units to its advisors and to financial institutions. The Company recognized share-based compensation of $0.7 million and $0.5 million related to the vesting of these awards during the three months ended September 30, 2022 and 2021, respectively, and $1.9 million and $1.7 million during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, total unrecognized compensation cost for restricted stock units granted to advisors and financial institutions was $5.9 million, which is expected to be recognized over a weighted-average remaining period of 2.35 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$232,331	$103,064	$526,620	$351,785

Basic weighted-average number of shares outstanding	79,805	80,182	79,909	79,981
Dilutive common share equivalents	1,445	1,667	1,506	1,791
Diluted weighted-average number of shares outstanding	81,250	81,849	81,415	81,772

Basic earnings per share	$2.91	$1.29	$6.59	$4.40
Diluted earnings per share	$2.86	$1.26	$6.47	$4.30
The computation of diluted earnings per share excludes stock options, warrants and stock units that are anti-dilutive. For the three months ended September 30, 2022, stock options, warrants and stock units representing common share equivalents of 7,843 shares were anti-dilutive. There were no such anti-dilutive common share equivalents during the three months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, stock options, warrants and stock units representing common share equivalents of 3,000 shares and 2,501 shares, respectively, were anti-dilutive.
NOTE 14 - NET CAPITAL AND REGULATORY REQUIREMENTS
The Company’s registered broker-dealer, LPL Financial, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital. The net capital rules also provide that the broker-dealer’s capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. LPL Financial is a clearing broker-dealer and, as of September 30, 2022, had net capital of $189.9 million, which was $175.7 million in excess of its minimum net capital requirement of $14.2 million.
The Company’s subsidiary, PTC, also operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on PTC’s operations.
As of September 30, 2022 and December 31, 2021, LPL Financial and PTC met all capital adequacy requirements to which they were subject.

LPL FINANCIAL HOLDINGS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK
AND CONCENTRATIONS OF CREDIT RISK
LPL Financial may offer repayable loans to recruit or support the transition of an advisor to its platform. LPL Financial also offers forgivable loans for similar purposes that may convert to repayable loans upon advisor termination or agreed upon restructuring of terms. LPL Financial may incur losses if advisors do not fulfill their obligations with respect to these loans. To mitigate this risk, LPL Financial monitors the performance and creditworthiness of the advisor prior to offering repayable loans.
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
NOTE 16 - SUBSEQUENT EVENTS
The Company’s Board of Directors declared a cash dividend of $0.25 per share on the Company’s outstanding common stock to be paid on November 28, 2022 to all stockholders of record on November 10, 2022.

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
In facilitating client transactions, our trading securities and securities sold, but not yet purchased generally involve mutual funds, including dividend reinvestments. Our positions held are based upon the settlement of client transactions, which are monitored by our Trading and Operations (“Care”) department.
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
In addition, we are subject to market risk resulting from operational risk events, which can require customer trade corrections. We also bear market risk on the fees we earn that are based on the market value of advisory and brokerage assets, as well as assets on which trailing commissions are paid and assets eligible for sponsor payments.
As of September 30, 2022, the fair value of our trading securities was $45.1 million and securities sold, but not yet purchased were $0.1 million. The fair value of securities included within other assets was $547.8 million as of September 30, 2022. See Note 5 - Fair Value Measurements, within the notes to the condensed consolidated financial statements for information regarding the fair value of investment securities; securities sold, but not yet purchased; and other assets associated with our client facilitation activities.
Interest Rate Risk
We are exposed to risk associated with changes in interest rates. As of September 30, 2022, $1.0 billion of our outstanding debt was subject to floating interest rate risk. While our senior secured term loan is subject to increases in interest rates, we do not believe that a short-term change in interest rates would have a material impact on our net income given revenue generated by our client cash balances, which is generally subject to the same, but off-setting, interest rate risk.
The following table summarizes the impact of increasing interest rates on our interest expense from the variable portion of our debt outstanding, calculated using the projected average outstanding balance over the subsequent twelve-month period (in thousands):

	Outstanding Balance at September 30, 2022	Annual Impact of an Interest Rate(†) Increase of
		10 Basis	25 Basis	50 Basis	100 Basis
Corporate Debt and Other Borrowings		Points	Points	Points	Points
Term Loan B	$1,040,575	$1,034	$2,585	$5,169	$10,339
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
We offer our advisors and their clients two insured bank sweep vehicles, a client cash account (“CCA”) and various money market options, including money market accounts and the ability to participate in purchased money market funds, that are interest rate sensitive. Our sweep vehicles include an (1) insured cash account (“ICA”) for individuals, trusts, sole proprietorships and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts and other organizations and (2) an insured deposit cash account (“DCA”) for advisory individual retirement accounts. Clients earn interest on deposits in ICA and DCA while we earn a fee. The fees we earn from cash held in ICA are based primarily on prevailing interest rates in the current interest rate environment. The fees we earn from DCA are calculated as a per account fee, and such fees increase as the federal funds target rate increases, subject to a cap. Beginning in the third quarter of 2022, the Company places sweep overflow that cannot be allocated to ICA sweep product into the CCA. These deposits are either placed in third-party bank accounts or are invested in short-term U.S. treasury bills, both of which are segregated under federal or other regulations. We earn interest income on these bank deposits and investments in short-term U.S. treasury bills and pay interest to clients on these balances which are sensitive to prevailing interest rates. This interest income and expense is included in Interest income, net in the condensed consolidated statements of income. The fees we earn on cash balances in our advisors’ clients’ accounts in our money market product, including administrative and recordkeeping fees based on account type and the invested balances, are also sensitive to prevailing interest rates. Changes in interest rates and fees for the deposit sweep vehicles are monitored by our Rate Setting Committee (the “RSC”), which governs and approves any changes to our rates and fees. By meeting promptly around the time of Federal Open Market Committee meetings, or for other market or non-market reasons, the RSC considers financial risk of the deposit sweep vehicles relative to other products into which clients may move cash balances.
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
Credit risk from certain loans to advisors arises when we extend loans with repayment terms to facilitate advisors’ transition to our platform or to fund business development activities that are not repaid in full or on time. Credit risk also arises in respect of advisor loans when a forgivable loan converts to repayable upon advisor termination or agreed upon restructuring of terms.
In addition, credit risk arises when collateral posted with LPL Financial by clients to support margin lending or derivative trading is insufficient to meet clients’ contractual obligations to LPL Financial. These activities are transacted on either a cash or margin basis. Our credit exposure in these transactions consists primarily of margin accounts, through which we extend credit to advisors’ clients collateralized by securities in the clients’ accounts. Under many of these agreements, we are permitted to sell, repledge or loan these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions.
As our advisors execute margin transactions on behalf of their clients, we may incur losses if clients do not fulfill their obligations, the collateral in the clients’ accounts is insufficient to fully cover losses from such investments and our advisors fail to reimburse us for such losses. Our losses on margin accounts were immaterial during the three and nine months ended September 30, 2022 and 2021. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.
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
Operational Risk
Operational risk is defined as the risk of loss resulting from failed or inadequate processes or systems, actions by people or external events. We operate in diverse markets and are reliant on the ability of our employees and information technology systems, as well as third-party service providers and their systems, to manage a large volume of transactions and confidential information, including personally identifiable information, effectively and securely. These risks are less direct and quantifiable than credit and market risk, but managing them is critical, particularly in a rapidly changing operating environment with increasing transaction volumes and in light of increasing reliance on systems capabilities and performance, as well as third-party service providers. In the event of the breakdown, obsolescence or improper operation of systems, malicious cyber activity or improper action by employees, advisors or third-party service providers, we could suffer business disruptions, financial loss, data loss, regulatory sanctions and damage to our reputation. Although we have developed business continuity and disaster recovery plans, those plans could be inadequate, disrupted, incomplete or otherwise unsuccessful in maintaining the competitiveness, stability, security or continuity of critical systems as a result of, among other things, obsolescence, improper operation, third-party dependencies or limitations of our current technology.
In order to assist in the mitigation and control of operational risk, we have an enterprise risk management (“ERM”) framework that is designed to enable assessment and reporting on operational risk across the firm. This framework aims to ensure policies and procedures are in place and appropriately designed to identify and manage operational risk at appropriate levels throughout our organization and within various departments. These control mechanisms are designed to ensure that operational policies and procedures are being followed and that our employees and advisors operate within established corporate policies and limits. Please consult the “Risks Related to Our Technology” and the “Risks Related to Our Business and Industry” sections within Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K for more information about the risks associated with our technology, including risks related to security, our risk management policies and procedures, and the potential related effects on our operations.
Our senior management is continuing to monitor developments in the COVID-19 pandemic and has implemented changes to our policies, procedures and operations to protect the integrity and continuity of our business and the health and safety of our employees. For example, we equipped and enabled a substantial majority of employees to work remotely, implemented enhanced cleaning protocols throughout our corporate offices and worked closely with our vendors to maintain service continuity throughout the market volatility and increased operational volumes that have occurred from time to time during the pandemic. We also made extra support available to our advisors by extending service hours and providing additional resources to enable them to deliver services to clients. There can be no guarantee that our business continuity plans and the other efforts to manage the business implications of COVID-19 will be effective, or that there will not be material adverse effects on our results of operations. Please consult Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K for more information about the risks associated with the COVID-19 pandemic.
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
Risk Management
We employ an ERM framework that is intended to address key risks and responsibilities, enable us to execute our business strategy and protect our Company and its franchise. For a discussion of our ERM framework, please see the “Risk Management” section within Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Annual Report on Form 10-K.

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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases, reported on a trade date basis, during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (millions)(1)
July 1, 2022 through July 31, 2022	177,812	$184.62	177,812	$126.9
August 1, 2022 through August 31, 2022	123,527	$223.20	123,527	$99.4
September 1, 2022 through September 30, 2022	64,340	$227.04	64,340	$2,150.0
Total	365,679		365,679
(1) On September 21, 2022, the Board of Directors authorized a $2.1 billion increase to the amount available for repurchases of the Company’s issued and outstanding common shares with $2.0 billion available for repurchases beginning in 2023. See Note 11 - Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information.
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

LPL Financial Holdings Inc.
Date:	November 1, 2022	By:	/s/ DAN H. ARNOLD
Dan H. Arnold
President and Chief Executive Officer

Date:	November 1, 2022	By:	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer

Date:	November 1, 2022	By:	/s/ BRENT B. SIMONICH
Brent B. Simonich
Chief Accounting Officer